Form 10-K
period 2017-01-28
GUESS INC
filed 2017-03-27
CIK 912463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended January 28, 2017
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of the close of business on July 30, 2016, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common equity stock held by non-affiliates of the registrant was $889,840,383 based upon the closing price of $14.72 on the New York Stock Exchange composite tape on such date. For this computation, the registrant has excluded the market value of all shares of its common stock reported as beneficially owned by executive officers and directors of the registrant. Such exclusion shall not be deemed to constitute an admission that any such person is an “affiliate” of the registrant.
As of the close of business on March 20, 2017, the registrant had 82,761,611 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the proxy statement for the registrant’s 2017 Annual Meeting of Stockholders are incorporated by reference into Part III herein.

i

IMPORTANT FACTORS REGARDING FORWARD-LOOKING STATEMENTS
Throughout this Annual Report on Form 10-K, including documents incorporated by reference herein, we make “forward-looking” statements, which are not historical facts, but are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may also be in our other reports filed under the Securities Exchange Act of 1934, as amended, in our press releases and in other documents. In addition, from time-to-time, we, through our management, may make oral forward-looking statements. These statements relate to expectations, analyses and other information based on current plans, forecasts of future results and estimates of amounts not yet determinable. These statements also relate to our goals, future prospects, global cost reduction and profitability efforts, capital allocation plans, cash needs and current business strategies and strategic initiatives. These forward-looking statements are identified by their use of terms and phrases such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “goal,” “intend,” “may,” “outlook,” “pending,” “plan,” “predict,” “project,” “strategy,” “will,” “would,” and other similar terms and phrases, including references to assumptions.
Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed. These forward-looking statements may include, among other things, statements or assumptions relating to: our expected results of operations; the accuracy of data relating to, and anticipated levels of, future inventory and gross margins; anticipated cash requirements and sources; cost containment efforts; estimated charges; plans regarding store openings, closings, remodels and lease negotiations; plans regarding business growth, international expansion and capital allocation; plans regarding supply chain efficiencies and global planning and allocation; e-commerce, digital and omni-channel initiatives; business seasonality; results and risks of current and future litigation; industry trends; consumer demands and preferences; competition; currency fluctuations and related impacts; estimated tax rates, results of tax audits and other regulatory proceedings; raw material and other inflationary cost pressures; consumer confidence; and general economic conditions. We do not intend, and undertake no obligation, to update our forward-looking statements to reflect future events or circumstances. Such statements involve risks and uncertainties, which may cause actual results to differ materially from those set forth in these statements. Important factors that could cause or contribute to such differences include those discussed under “Part I, Item 1A. Risk Factors” contained herein.

ii

PART I
ITEM 1.    Business.
General
Unless the context indicates otherwise, the terms “we,” “us,” “our” or the “Company” in this Form 10-K refer to Guess?, Inc. (“GUESS?”) and its subsidiaries on a consolidated basis.
We design, market, distribute and license one of the world’s leading lifestyle collections of contemporary apparel and accessories for men, women and children that reflect the American lifestyle and European fashion sensibilities. Our apparel is marketed under numerous trademarks including GUESS, GUESS?, GUESS U.S.A., GUESS Jeans, GUESS? and Triangle Design, MARCIANO, Question Mark and Triangle Design, a stylized G and a stylized M, GUESS Kids, Baby GUESS, YES, G by GUESS, GUESS by MARCIANO and Gc. The lines include full collections of clothing, including jeans, pants, skirts, dresses, shorts, blouses, shirts, jackets, knitwear and intimate apparel. We also selectively grant licenses to manufacture and distribute a broad range of products that complement our apparel lines, including eyewear, watches, handbags, footwear, kids’ and infants’ apparel, outerwear, fragrance, jewelry and other fashion accessories.
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
The Company operates on a 52/53-week fiscal year calendar, which ends on the Saturday nearest to January 31 of each year. All references herein to “fiscal 2017,” “fiscal 2016” and “fiscal 2015” represent the results of the 52-week fiscal years ended January 28, 2017, January 30, 2016 and January 31, 2015, respectively. References to “fiscal 2018” represent the 53-week fiscal year ending February 3, 2018.
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
Global Diversification.    The global success of the GUESS? brand has reduced our reliance on any particular geographic region. This geographic diversification provides broad opportunities for growth, even during regional economic slowdowns. The percentage of our revenue generated from outside of the U.S. has grown from approximately 32% of our total revenues for the year ended December 31, 2005 to approximately 62% of our total revenues for the year ended January 28, 2017. As of January 28, 2017, the Company directly operated 945 retail stores in the Americas, Europe and Asia. The Company’s licensees and distributors operated 735 additional retail stores worldwide. As of January 28, 2017, the Company and its licensees and distributors operated in 101 countries worldwide. We continue to evaluate the different businesses in our global portfolio, directing capital investments to those with more profit potential. For instance, we plan to allocate sufficient resources to fuel future growth in Asia, particularly in mainland China, where we see significant opportunities. In addition, we plan to target overall growth in other markets such as Russia, Turkey and Northern Europe where we believe the GUESS? brand is underpenetrated.
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
Directly operated retail stores and concessions.    As of January 28, 2017, we directly operated 339 stores in the U.S., 111 stores in Canada and a total of 495 stores outside of the U.S. and Canada. We also directly operated an additional 254 smaller-sized concessions mainly in Asia and Europe. Distribution through our directly operated retail stores and concessions allows us to influence the merchandising and presentation of our products, enhance our brand image, build brand equity and test new product design concepts. As part of our omni-channel initiative, U.S. and Canadian retail store sales may be fulfilled from one of our numerous retail store locations or from our distribution centers.
e-Commerce.    As of January 28, 2017, we operated retail websites in the U.S., Canada, Mexico, Europe, South Korea and China. Our websites act as virtual storefronts that both sell our products and promote our brands. Designed as customer shopping centers, these sites showcase our products in an easy-to-navigate format, allowing customers to see and purchase our collections of apparel and accessories. These virtual stores have not only expanded our direct-to-consumer distribution channel, but they have also improved customer relations and are fun and entertaining alternative-shopping environments. Our U.S. and Canadian online sites contain “find the right fit” product recommendations and integration with our customer relationship management (“CRM”) system and loyalty programs. Omni-channel initiatives that we have already deployed in the U.S. and Canada include “reserve online, pick-up in stores” and “order from store” as well as mobile optimized commerce sites and smartphone applications. In the U.S. and Canada, e-commerce orders may be fulfilled from our distribution centers, or from our retail stores, or both. We have begun to deploy similar omni-channel strategies in certain international markets, leveraging our existing technology and experience. We have e-commerce available to 55 countries and in nine languages around the world.
Wholesale Distribution.   We sell through both domestic and international wholesale distribution channels as well as licensee operated retail stores and concessions.
Wholesale. In North America, our wholesale customers consist primarily of better department stores, including Macy’s, Liverpool and The Bay, and select specialty retailers and upscale boutiques, which have the image and merchandising expertise that we require for the effective presentation of our products. In Europe, our products are sold in stores ranging from large, well known department stores like El Corte Inglès, Galeries Lafayette and Printemps to small upscale multi-brand boutiques. Because our European wholesale business is more fragmented, we generally rely on a large number of smaller regional distributors and agents to distribute our products. Through our foreign subsidiaries and our network of international distributors, our products are also available in major cities throughout Africa, Asia, Australia, the Middle East and Central and South America.
Licensee stores and concessions.    As of January 28, 2017, our licensees and distributors operated 735 stores worldwide, plus 192 smaller-sized licensee operated concessions located mainly in Asia. This licensed retail store and concession approach allows us to expand our international operations with a lower level of capital investment while still closely monitoring store designs and merchandise programs in order to protect the integrity of the GUESS? brand.

Licensing Operations.    The desirability of the GUESS? brand name among consumers has allowed us to selectively expand our product offerings and global markets through trademark licensing arrangements, with minimal capital investment or on-going operating expenses. Our international licenses and distribution agreements allow for the sale of GUESS? branded products in better department stores and upscale specialty retail stores. We currently have various domestic and international licenses that include eyewear, watches, handbags, footwear, kids’ and infants’ apparel, outerwear, fragrance, jewelry and other fashion accessories; and include licenses for the distribution and manufacture of GUESS? branded products in markets which include Africa, Asia, Australia, Europe, the Middle East, Central America, North America and South America.
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
The following table presents our net revenue and earnings (loss) from operations by segment for the last three fiscal years (dollars in thousands):

	Year Ended		Year Ended		Year Ended
	Jan 28, 2017		Jan 30, 2016		Jan 31, 2015
Net revenue:
Americas Retail	$935,479	42.4%	$981,942	44.5%	$1,032,601	42.7%
Europe	791,673	35.8	727,144	33.0	825,136	34.1
Asia	250,363	11.3	241,571	11.0	281,090	11.6
Americas Wholesale	141,019	6.4	149,797	6.8	167,707	7.0
Net revenue from product sales	2,118,534	95.9	2,100,454	95.3	2,306,534	95.4
Licensing	90,834	4.1	103,857	4.7	111,139	4.6
Total net revenue	$2,209,368	100.0%	$2,204,311	100.0%	$2,417,673	100.0%
Earnings (loss) from operations:
Americas Retail	$(56,757)	(249.9%)	$16,222	13.3%	$(13,734)	(10.9%)
Europe	57,044	251.2	55,438	45.7	66,231	52.6
Asia	(2,492)	(11.0)	10,448	8.6	8,013	6.4
Americas Wholesale	22,489	99.0	27,525	22.7	34,173	27.1
Licensing	80,365	353.9	92,172	76.0	101,288	80.4
Corporate Overhead	(71,858)	(316.4)	(80,455)	(66.3)	(70,059)	(55.6)
Restructuring Charges	(6,083)	(26.8)	—	—	—	—
Total earnings from operations	$22,708	100.0%	$121,350	100.0%	$125,912	100.0%

Additional segment information, together with certain geographical information, is included in Note 17 to the Consolidated Financial Statements contained herein.
Americas Retail Segment
In our Americas Retail segment, we sell our products through a network of directly operated retail and factory outlet stores and e-commerce sites in the Americas.
Below is a summary of store statistics for directly operated retail stores in the U.S. and Canada, followed by details regarding each of our store concepts.

	Jan 28, 2017	Jan 30, 2016	Jan 31, 2015
GUESS? Factory Outlet Stores:
U.S.	128	126	118
Canada	28	26	25
	156	152	143
GUESS? Factory Accessories Stores:
U.S.	23	23	26
Canada	4	5	4
	27	28	30
GUESS? Retail Stores:
U.S.	92	101	116
Canada	55	54	56
	147	155	172
GUESS? Retail Accessories Stores:
U.S.	5	5	6
Canada	6	10	12
	11	15	18
G by GUESS Stores:
U.S.	71	64	72
Canada	2	—	—
	73	64	72
MARCIANO Stores:
U.S.	20	23	26
Canada	16	18	20
	36	41	46

Total U.S.	339	342	364
Total Canada	111	113	117
Total	450	455	481
Square footage at fiscal year end	2,198,000	2,211,000	2,301,000
GUESS? Factory Outlet Stores.     Our U.S. and Canada GUESS? factory outlet stores are located primarily in outlet malls generally operating outside the shopping radius of our wholesale customers and our full-price retail stores. These stores sell selected styles of men’s and women’s GUESS? apparel and accessories at lower price points in addition to certain G by GUESS merchandise in select locations. As of January 28, 2017, these stores occupied approximately 932,000 square feet and ranged in size from approximately 2,000 to 11,500 square feet, with most stores between 4,500 and 7,000 square feet. In fiscal 2017, we opened seven new factory stores and we closed three stores.
GUESS? Factory Accessories Stores. Our U.S. and Canada GUESS? factory accessories stores sell GUESS? and MARCIANO labeled accessory products and are located primarily in outlet malls. As of January 28, 2017, these stores occupied approximately 58,000 square feet and ranged in size from approximately 1,000 to 4,000 square feet, with most stores between 2,000 and 2,500 square feet. In fiscal 2017, we closed one GUESS? factory store.

GUESS? Retail Stores.     Our full-price U.S. and Canada GUESS? retail stores carry a full assortment of men’s and women’s GUESS? merchandise (and women’s MARCIANO merchandise in select locations), including most of our licensed product categories. As of January 28, 2017, these stores occupied approximately 729,000 square feet and ranged in size from approximately 1,500 to 13,500 square feet, with most stores between 3,500 and 5,500 square feet. In fiscal 2017, we opened three new retail stores and we closed 11 stores.
GUESS? Retail Accessories Stores.     Our U.S. and Canada GUESS? retail accessories stores sell GUESS? and MARCIANO labeled accessory products. This concept enables us to utilize a smaller store floor space, dedicated to our full range of accessory products, that can co-exist in the same malls as our other concepts. As of January 28, 2017, these stores occupied approximately 21,000 square feet and ranged in size from approximately 1,500 to 2,500 square feet, with most stores at 2,000 square feet. In fiscal 2017, we closed four GUESS? retail accessories stores.
G by GUESS Stores.     Our G by GUESS store concept targets a market demographic that shops price points below our GUESS? retail stores and carries apparel for both men and women and a full line of accessories and footwear. G by GUESS stores have a fresh feel, directed toward a full customer experience, with fashion-forward merchandise. As of January 28, 2017, these stores occupied approximately 354,000 square feet and ranged in size from approximately 2,500 to 7,000 square feet, with most stores between 4,500 and 5,000 square feet. In fiscal 2017, we opened nine new G by GUESS stores.
MARCIANO Stores.     Our MARCIANO stores in the U.S. and Canada offer a fashion-forward women’s collection designed for the stylish, trend-setting woman. These stores have higher price points than our traditional GUESS? stores and appeal to a slightly older, more sophisticated customer. As of January 28, 2017, these stores occupied approximately 104,000 square feet and ranged in size from approximately 2,000 to 6,500 square feet, with most stores between 2,500 and 3,000 square feet. In fiscal 2017, we closed five MARCIANO stores.
In addition to the stores described above, as of January 28, 2017, we also directly operated 42 stores and 30 concessions in Mexico and nine stores in Brazil through our majority-owned joint ventures. As of January 28, 2017, the total 51 directly operated stores were comprised of 35 full-priced GUESS? retail stores, 12 GUESS? factory outlet stores and four GUESS? retail accessories stores.
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
Europe Segment
In our Europe segment, we sell our products through direct-to-consumer and wholesale channels, primarily throughout Europe and the Middle East.
European Direct-to-Consumer.     Our European direct-to-consumer network is comprised of brick-and-mortar retail stores and concessions and e-commerce sites.
Retail stores and concessions. Our European retail stores and concessions are comprised of a mix of directly operated and licensee operated GUESS? and MARCIANO retail and outlet stores, GUESS? Accessories retail and outlet stores, GUESS? Kids stores, Gc stores, GUESS? Footwear stores and G by GUESS stores. For the year ended January 28, 2017, we and our partners opened 65 new stores and closed 30 stores in Europe and the Middle East, ending the year with 629 stores, 336 of which we operated directly and 293 of which were operated by licensees. This store count does not include 31 smaller-sized concessions in Europe. During fiscal 2017, we also acquired ten stores from certain of our European licensees. Our store locations vary country by country depending on the type of locations available. Our typical full-price GUESS? stores generally average 2,350 square feet, MARCIANO stores average approximately 1,550 square feet and GUESS? Accessories stores average approximately 950 square feet. Certain of our European stores require initial investments in the form of key money to secure prime store locations. These amounts are paid to landlords or existing lessees in certain circumstances.
e-Commerce. In Europe, similar to the Americas, our e-commerce sites operate as virtual storefronts that, combined with our retail stores, provide a seamless shopping experience to the consumer to sell our products and promote our brands. We currently offer interactive content online and via mobile, and are planning to expand to smartphone applications and integrate with CRM systems and loyalty programs in the coming year.
European Wholesale Distribution.     Our European wholesale business generally relies on a large number of smaller regional distributors and agents to distribute our products primarily to smaller independent multi-brand boutiques. Our products are also sold directly to large, well known department stores like El Corte Inglès, Galeries Lafayette and Printemps. Overall, we have thousands of customers with no single customer representing more than 1% of our consolidated net revenue. The type of customer varies from region to region depending on both the prominence of the GUESS? brand in each region and the dominance of a particular type of retail channel in each region. In countries where the brand is well known, we operate through showrooms where agents and distributors can view our line and place orders. We currently have showrooms in key cities such as Barcelona, Dusseldorf, Lugano, Munich and Paris. In countries where the brand is less prominent, we may use one large distributor for the entire region. Revenues from sales to our licensee operated stores (see European Direct-to-Consumer above) are recognized as wholesale sales within our European wholesale operations. We sell both our apparel and certain accessories products under our GUESS? and MARCIANO brand concepts through our wholesale channel, operating primarily through two seasons, Spring/Summer and Fall/Winter. Generally our Spring/Summer sales campaign is from April to September with the related shipments occurring primarily from November to April. The Fall/Winter sales campaign is from November to April with the related shipments occurring primarily from May to October. The Company may take advantage of early-season demand and potential reorders by offering a pre-collection assortment which ships at the beginning of each season. Customers retain the ability to request early shipment of backlog orders or delay shipment of orders depending on their needs.
Asia Segment
In our Asia segment, we sell our products through direct-to-consumer and wholesale channels throughout Asia. Our direct-to-consumer channel is comprised of brick-and-mortar retail stores and concessions and e-commerce sites. Our Asia retail stores and concessions include both licensee and directly operated stores, including GUESS?, GUESS? Kids, GUESS? Accessories, GUESS? Underwear, Gc and GUESS? Footwear stores. For the year ended January 28, 2017, we and our partners opened 73 new stores and closed 59 stores in Asia, ending the year with 504 stores, 108 of which we operated directly and 396 of which were operated by licensees or distributors. During fiscal 2017, we also acquired 18 stores from certain of our Asian licensees. This store count does not include 384 smaller-sized apparel and accessory concessions. Concessions are widely used in Asia and generally represent directly managed areas within a department store setting. We also have e-commerce sites throughout Asia which operate as virtual storefronts that, combined with our retail stores, provide a seamless shopping experience to the consumer to sell our products and promote our brands. Our Asia wholesale customer base is comprised primarily of a small number of selected distributors with which we have contractual distribution arrangements and licensee operated stores and concessions.
Americas Wholesale Segment
In our Americas Wholesale segment, we sell our products through wholesale channels throughout the Americas and to third party distributors based in Central and South America. Our Americas Wholesale business generally experiences stronger performance from July through November. Our Americas Wholesale customers consist primarily of better department stores, select specialty retailers, upscale boutiques as well as select off-price retailers. As of January 28, 2017, our products were sold to consumers through 992 major doors in the U.S. and Canada as well as through our customer’s e-commerce sites. This compares to 810 major doors at January 30, 2016. These locations include 495 shop-in-shops, a designated selling area within a department store that offers a wide array of our products and incorporates GUESS? signage and fixture designs. These shop-in-shops, managed by the department stores, allow us to reinforce the GUESS? brand image with our customers. Many department stores have more than one shop-in-shop, with each one featuring women’s, men’s or kids’ apparel. As of January 28, 2017, we also had two stores and one smaller-sized concession in the U.S. which were operated by certain of our licensees.
Our Americas Wholesale merchandising strategy is to focus on trend-right products supported by key fashion basics. We have sales representatives in New York, Los Angeles, Toronto, Montreal, Mexico City and Vancouver who coordinate with customers to determine the inventory level and product mix that should be carried in each store. Additionally, we use merchandise coordinators who work with the stores to ensure that our products are displayed appropriately. During fiscal 2017, our two largest wholesale customers accounted for a total of approximately 2.7% of our consolidated net revenue.
Licensing Segment
Our Licensing segment includes the worldwide licensing operations of the Company. The desirability of the GUESS? brand name among consumers has allowed us to selectively expand our product offerings and global markets through trademark licensing arrangements, with minimal capital investment or on-going operating expenses. We currently have various domestic and international licenses that include eyewear, watches, handbags, footwear, kids’ and infants’ apparel, outerwear, fragrance, jewelry and other fashion accessories; and include licenses for the distribution and manufacture of GUESS? branded products in markets which include Africa, Asia, Australia, Europe, the Middle East, Central America, North America and South America.
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
We strategically reposition our existing licensing portfolio by monitoring and evaluating the performance of our licensees worldwide. For instance, between 2005 and 2013, we acquired several of our European apparel licensees. As a result, we now directly manage our adult and children’s apparel businesses in Europe. In addition, during fiscal 2017, we acquired stores and concessions from various international licensees. From time-to-time, the Company has and may continue to acquire certain retail store locations and/or concessions from its licensees.
Strategic Partnerships
We evaluate opportunities for strategic acquisitions and alliances and pursue those that we believe will support and contribute to our overall strategic initiatives and/or will take advantage of economies of scale. Similarly, when existing investments and alliances no longer align with strategic initiatives or as other circumstances warrant, we will evaluate various exit opportunities.
During fiscal 2017, we acquired the remaining 40% interest in our now wholly-owned subsidiary, Guess Sud SAS (“Guess Sud”), which is based in France. During fiscal 2017, we also sold our minority interest equity holding in a privately-held boutique apparel company. During fiscal 2016, we entered into a majority-owned joint venture in Russia to accelerate our expansion in this country. During fiscal 2014, we entered into a majority-owned joint venture which oversees the development of our retail and wholesale channels in Brazil. During fiscal 2013, we entered into a majority-owned joint venture in Portugal with a licensee partner to further expand in this region. In fiscal 2010, we entered into a majority-owned joint venture in the Canary Islands with licensee partners to open new free standing retail stores in this region. In 2006, we entered into a majority-owned joint venture to oversee the revitalization and expansion of our retail and wholesale channels in Mexico.

Design
GUESS?, G by GUESS and MARCIANO apparel products are designed by their own separate in-house design teams located in the U.S., Switzerland and South Korea. The U.S. and Switzerland teams collaborate to share ideas for products that can be sold throughout our global markets and are inspired by our GUESS? heritage. Our design teams seek to identify global fashion trends and interpret them for the style-conscious consumer while retaining the distinctive GUESS? image. They travel throughout the world in order to monitor fashion trends and discover new fabrics. These fabrics, together with the trends observed by our designers, serve as the primary source of inspiration for our lines and collections. We also maintain a fashion library consisting of vintage and contemporary garments as another source of creative concepts. In addition, our design teams work closely with members of our sales, merchandising and retail operations teams to further refine our products to meet the particular needs of our markets.
Global Sourcing and Supply Chain
We source products through numerous suppliers, many of whom have established long-term relationships with us. We seek to achieve efficient and timely delivery of our products, combining global and local sourcing. Almost all of our products are acquired as package purchases where we design and source product and the vendor delivers the finished product.
We are executing on the following supply chain initiatives to drive improvements in product costs: (i) developing a sourcing network in new territories that can offer better costs; (ii) consolidating and building strategic partnerships with high-quality suppliers to gain scale efficiencies; and (iii) implementing a fabric platforming process to develop and utilize common fabrics across multiple styles. We believe that our balanced global supply chain, with deep vendor partnerships, provides us with a competitive advantage where we have the flexibility to respond to increased demand throughout the world. Our sourcing strategy provides us with the opportunity to leverage costs and improve speed-to-market.
As an ongoing strategic initiative, we leave a larger portion of our buys open prior to each season to improve the efficiency of our speed-to-market by allowing us to design and produce closer to market delivery. This allows us to better react to emerging fashion trends in the market. We are also working to shorten our lead times through partnering with our suppliers, exercising agility in the production process and continuously searching for new suppliers and sourcing opportunities in reaction to the latest trends. Additionally, offering an assortment of global products continues to be an area of focus. As a global brand, we maintain skilled sourcing teams in North America, Europe and Asia.
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

We deploy a variety of media focused on national and international contemporary fashion/beauty, lifestyle and celebrity outlets. In recent years, we have also expanded our efforts into influencer marketing, digital advertising with leading fashion and lifestyle websites and advertising on social media platforms including Facebook, Instagram, Twitter, Pinterest, Reddit, Snapchat and global search engines. Our smartphone application provides a unique mobile media experience by combining fashion, e-commerce, personalized product recommendations, targeted promotions and social loyalty rewards to drive mobile brand engagement.
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
As part of these initiatives, we currently have loyalty programs in North America, Europe and Asia with millions of members covering all of our brands. These programs reward our members who earn points for purchases that can be redeemed on future purchases either in our stores or online. During fiscal 2017, the individual brand programs became one universal program called “Guess List” which added value by allowing members to earn points and redeem their awards from any of our brands. In addition to earnings rewards with the program, our loyalty members receive other benefits including invitations to special VIP events in our stores, double points during their birthday month and access to seasonal savings. We also use these programs to promote new products to our customers which in turn increases traffic in the stores and online. We believe that the loyalty programs generate substantial repeat business that might otherwise go to competing brands. We continue to enhance our loyalty program offerings and strategically market to this large and growing customer base.
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
Logistics
We utilize distribution centers at strategically located sites. The Company’s U.S. distribution center is based in Louisville, Kentucky. Distribution of our products in Canada is handled primarily from Company operated distribution centers in Montreal, Quebec. At our distribution facilities in the U.S. and Canada, we use fully integrated and automated distribution systems. The bar code scanning of merchandise and distribution cartons, together with radio frequency communications, provide timely, controlled, accurate and instantaneous updates to our distribution information systems. Distribution of our products in Europe is handled primarily through a third party distribution center in Piacenza, Italy. Additionally, we utilize several third party operated distribution warehouses that service the Asia region.
Competition
The apparel industry is highly competitive and fragmented and is subject to rapidly changing consumer demands and preferences. We believe that our success depends in large part upon our ability to anticipate, gauge and respond to changing consumer demands and fashion trends in a timely manner and upon the continued appeal to consumers of the GUESS? brand. We compete with numerous apparel retailers, manufacturers and distributors, both domestically and internationally, as well as several well-known designers. Our licensed apparel and accessories also compete with a substantial number of well-known brands. Although the level and nature of competition differ among our product categories and geographic regions, we believe that we differentiate ourselves from our competitors by offering a global lifestyle brand on the basis of our global brand image and wide product assortment comprising both apparel and accessories. We also believe that our geographic diversification, multiple distribution channels and multiple store concepts help to set us apart from our competition.
Information Systems
We believe that high levels of automation and technology are essential to maintain our competitive position and support our strategic objectives and we continue to invest in and update computer hardware, network infrastructure, system applications and cyber security. Our computer information systems consist of a full range of financial, distribution, merchandising, point-of-sales, customer relationship management, supply chain, digital platform, enterprise resource planning and other systems. During fiscal 2017, key initiatives included digital platform improvement and stabilization, the further development of mobile-based initiatives to support both our wholesale and direct-to-consumer businesses, various multi-channel initiatives and continued enhancements of our product lifecycle management system to facilitate vendor collaboration and increase the efficiency of the supply chain. In addition, we continue to enhance our systems to align with our global IT standards, accommodate future growth and provide operational efficiencies.
Trademarks
We own numerous trademarks, including GUESS, GUESS?, GUESS U.S.A., GUESS Jeans, GUESS? and Triangle Design, MARCIANO, Question Mark and Triangle Design, a stylized G and a stylized M, GUESS Kids, Baby GUESS, YES, G by GUESS, GUESS by MARCIANO and Gc. As of January 28, 2017, we had approximately 4,600 U.S. and internationally registered trademarks or trademark applications pending with the trademark offices in approximately 184 countries around the world, including the U.S. From time-to-time, we adopt new trademarks in connection with the marketing of our product lines. We consider our trademarks to have significant value in the marketing of our products and act aggressively to register and protect our trademarks worldwide.
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
U.S. and Canada Backlog.    Our U.S. and Canadian wholesale backlog as of March 20, 2017, consisting primarily of orders for fashion apparel, was $37.4 million in constant currency, compared to $48.7 million at March 21, 2016, a decrease of 23.1%. We estimate that if we were to normalize the orders for the scheduling of market weeks, the current backlog would have decreased by 6.5% compared to the prior year.
Europe Backlog.    As of March 19, 2017, the European wholesale backlog was €213.1 million, compared to €198.3 million at March 21, 2016, an increase of 7.5%. The backlog as of March 19, 2017 is primarily comprised of sales orders for the Spring/Summer 2017 and Fall/Winter 2017 seasons.
Employees
As of February 2017, we had approximately 14,300 associates, both full and part-time, consisting of approximately 7,300 in the U.S. and 7,000 in foreign countries. The number of our employees fluctuates during the year based on seasonal needs. In some international markets, local laws provide for employee representation by organizations similar to unions and some of our international employees are covered by trade-sponsored or governmental bargaining arrangements. We consider our relationship with our associates to be good.
Environmental and Other Sustainability Matters
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
During fiscal 2016, we published our first corporate sustainability report to mark the formal start of our sustainability program. This report covers important issues such as labor and human rights, employee engagement, respect for the environment, energy use and greenhouse gas emissions. These issues have always been important to the Company and will be of increasing importance as we actively monitor, work to improve upon and publicly report on these areas.
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
We operate in a highly competitive and fragmented industry with low barriers to entry. We compete with many apparel manufacturers and distributors, both domestically and internationally, as well as many well-known designers. We compete with many other retailers (both brick and mortar and e-commerce sites), including department stores, some of whom are our major wholesale customers. Our licensed apparel and accessories compete with many well-known brands. Within each of our geographic markets, we also face significant competition from global and regional branded apparel companies, as well as retailers that market apparel under their own labels. These and other competitors pose significant challenges to our market share in our existing major domestic and foreign markets and to our ability to successfully develop new markets. Some of our competitors have competitive advantages over us, including greater financial and marketing resources, higher wage rates, lower prices, more desirable store locations, greater online and e-commerce presence and faster speed-to-market. In addition, our larger competitors may be better equipped than us to adapt to changing conditions that affect the competitive market and newer competitors may be viewed as more desirable by fashion conscious consumers. Also, in most countries, the industry’s low barriers to entry allow the introduction of new products or new competitors at a fast pace. In other countries, high import duties may favor locally produced products. Any of these competition-related factors could result in reductions in sales or prices of our products and could have a material adverse effect on our results of operations and financial condition.
Slowing customer traffic in malls or outlet centers, particularly in North America, could significantly reduce our sales, increase pressure on our margins and leave us with excess inventory.
Unfavorable economic conditions, changing shopping patterns, including significant increases in e-commerce sales, changing demographic patterns and other factors have adversely affected customer traffic in mall and outlet centers, particularly in North America. This, in turn, has resulted in significant pricing pressures and a highly promotional retail environment in the apparel sector. A continuation or worsening of these trends could negatively impact our sales, increase pressure on our margins, leave us with excess inventory, cause a decline in profits and negatively impact our U.S. cash balance and liquidity.
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
In addition to the factors contributing to the current economic environment, there are a number of other factors that could contribute to reduced levels of consumer spending, such as increases in interest rates, currency fluctuations, inflation, unemployment, consumer debt levels, inclement weather, taxation rates, net worth reductions based on market declines or uncertainty, energy prices and austerity measures. Similarly, natural disasters, labor unrest, actual or potential terrorist acts, geopolitical unrest and other conflicts can also create significant instability and uncertainty in the world, causing consumers to defer purchases and travel, or prevent our suppliers and service providers from providing required services or materials to us. These or other factors could materially and adversely affect our business, prospects, operating results, financial condition and cash flows. Uncertainty surrounding potential U.S. policies related to immigration, global trade, taxation and other matters could amplify many of these risks and potential impacts.
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
Since the majority of our international operations are conducted in currencies other than the U.S. dollar (primarily the euro, Canadian dollar, Korean won and Mexican peso), currency fluctuations can have a significant impact on the translation of our international revenues and earnings into U.S. dollar amounts. These amounts could be materially affected by the strengthening of the U.S. dollar, negatively impacting our results of operations, earnings and our ability to generate revenue growth. Furthermore, our products are typically sourced in U.S. dollars. As a result, the cost of these products may be affected by changes in the value of the applicable local currencies. Changes in currency exchange rates may also affect the U.S. dollar value of the foreign currency denominated prices at which our international businesses sell products. Our future financial results could be significantly affected by not only the value of the U.S. dollar in relation to the foreign currencies in which we conduct business, but also the speed at which these fluctuations occur. For instance, during fiscal 2017, the average U.S. dollar rate was stronger against the Canadian dollar, the Korean won, the Mexican peso and the Russian rouble and weaker against the euro compared to the average rate in fiscal 2016. This had an overall negative impact on the translation of our international revenues and earnings from operations during fiscal 2017 compared to the prior year. If the U.S. dollar remains strong or further strengthens relative to the respective fiscal 2017 foreign exchange rates, foreign exchange could negatively impact our revenues and operating results as well as our international cash and other balance sheet items during fiscal 2018, particularly in Canada, Europe and Mexico.
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
The raw materials used to manufacture our merchandise are subject to availability constraints and price volatility caused by high demand for fabrics, currency fluctuations, crop yields, weather patterns, supply conditions, government regulations, labor conditions, energy costs, transportation or freight costs, economic climate, market speculation and other unpredictable factors. Negative trends in any of these conditions or our inability to appropriately project fabric requirements in the future could increase costs and negatively impact profitability.
We are subject to periodic litigation and other regulatory proceedings, which could result in unexpected obligations, as well as the diversion of time and resources.
We are involved from time-to-time in various U.S. and foreign lawsuits and regulatory proceedings relating to our business, including purported class action lawsuits and intellectual property claims. Due to the inherent uncertainties of litigation and regulatory proceedings, we cannot accurately predict the ultimate outcome of any such new or existing proceedings. Should management’s evaluation of any such claims or proceedings or the likelihood of any future claims or proceedings prove incorrect, our exposure could materially exceed expectations, adversely impacting our business, financial condition and results of operations. In addition, any significant litigation or regulatory matters, regardless of the merits, could divert management’s attention from our operations and result in substantial legal fees. See also “Item 3. Legal Proceedings” for further discussion of our legal matters.
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
In fiscal 2017, our two largest wholesale customers accounted for a total of approximately 2.7% of our consolidated net revenue. No other single customer or group of related customers in any of our segments accounted for more than 1.0% of our consolidated net revenue in fiscal 2017. Continued consolidation in the retail industry could further decrease the number of, or concentrate the ownership of, stores that carry our products and our licensees’ products. Also, as we expand the number of our retail stores, we run the risk that our wholesale customers will perceive that we are increasingly competing directly with them, which may lead them to reduce or terminate purchases of our products. In addition, in recent years there has been a significant increase in the number of designer brands seeking placement in department stores, which makes any one brand potentially less attractive to department stores. If any one of our major wholesale customers decides to decrease purchases from us, to stop carrying GUESS? products or to carry our products only on terms less favorable to us, our sales and profitability could significantly decrease. Similarly, some retailers have recently experienced significant financial difficulties, which in some cases have resulted in bankruptcy, liquidation and store closures. Financial difficulties of one of our major customers could result in reduced business and higher credit risk with respect to that customer. Any of these circumstances could ultimately have a material adverse effect on our results of operations and financial condition.

Our inability to protect our reputation could have a material adverse effect on our brand.
Our ability to maintain our reputation is critical to our brand. Our reputation could be jeopardized if we or our third party providers fail to maintain high standards for merchandise quality and integrity. Any negative publicity about these types of concerns may reduce demand for our merchandise. Failure by us or our third party providers to comply with ethical, social, product, labor, health and safety or environmental standards could also jeopardize our reputation and potentially lead to various adverse consumer actions, including boycotts. With the increased proliferation of social media, public perception about our products, our stores or our brand, whether justified or not, could significantly impair our reputation, involve us in litigation, damage our brand and have a material adverse effect on our business. Failure to comply with local laws and regulations, to maintain an effective system of internal controls or to provide accurate and timely financial statement information could also hurt our reputation. Damage to our reputation or loss of consumer confidence for any of these or other reasons could have a material adverse effect on our results of operations and financial condition, as well as require additional resources to rebuild our reputation.
Since we do not control our licensees’ actions and we depend on our licensees for a substantial portion of our earnings from operations, their conduct could harm our business.
We license to others the rights to produce and market certain products that are sold with our trademarks. While we retain significant control over our licensees’ products and advertising, we rely on our licensees for, among other things, operational and financial control over their businesses. If the quality, focus, image or distribution of our licensed products diminish, consumer acceptance of and demand for the GUESS? brands and products could decline. This could materially and adversely affect our business and results of operations. In fiscal 2017, approximately 85% of our net royalties were derived from our top five licensed product lines. A decrease in customer demand for any of these product lines could have a material adverse effect on our results of operations and financial condition. Although we believe that in most circumstances we could replace existing licensees if necessary, our inability to do so effectively or for any period of time could adversely affect our revenues and results of operations.
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
We regularly evaluate strategic acquisitions and alliances and pursue those that we believe will support and contribute to our overall growth initiatives. Our historical acquisitions include our former European jeanswear licensee in 2005, our former European licensee of children’s apparel in 2008 and our former European licensee of MARCIANO apparel in 2012. In addition, we have entered into joint venture relationships with partners in Brazil, the Canary Islands, Mexico, Portugal and Russia and have been directly operating our South Korea and China businesses since 2007, our international jewelry business since 2010 and our Japan business starting in 2013.
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
New store openings have historically been an important part of the growth of our business. To open and operate new stores successfully, we must:

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
Any of these challenges could delay our store openings, prevent us from completing our store opening plans or hinder the operations of stores we do open. These challenges could be even more pronounced in foreign markets, including markets where we have identified opportunities for store growth such as China, Russia and Turkey, due to unfamiliar local regulations, business conditions and other factors. Once open, we cannot be sure that our new stores will be profitable. Such things as unfavorable economic and business conditions and changing consumer preferences could also interfere with our store opening plans.
Failure to successfully develop and manage new store design concepts could adversely affect our results of operations.
The introduction and growth or maintenance of new store design concepts as part of our overall growth and productivity strategies could strain our financial and management resources and is subject to a number of other risks, including customer acceptance, product differentiation, competition and maintaining desirable locations. These risks may be compounded during the current difficult economic climate or any future economic downturn. There can be no assurance that new store designs will achieve or maintain sales and profitability levels that justify the required investments. If we are unable to successfully develop new store designs, or if consumers are not receptive to the products, design layout, or visual merchandising, our results of operations and financial results could be adversely affected. In addition, the failure of new store designs to achieve acceptable results could lead to unplanned store closures and/or impairment and other charges, which could adversely affect our results of operations and ability to grow.
We may not fully realize expected cost savings and/or operating efficiencies related to restructuring plans or other cost-saving initiatives.
In fiscal 2017, we implemented a global cost reduction and restructuring plan to better align our global cost and organizational structure with our current strategic initiatives. This plan included the consolidation and streamlining of our business processes and a reduction in our global workforce and other expenses. We have forecasted cost savings from this plan, supply chain and other initiatives, based on a number of assumptions and expectations which, if achieved, would improve our profitability and cash flows from operating activities. However, there can be no assurance that the expected results will be achieved. These and any future spend reductions, if any, may negatively impact our other initiatives or our efforts to grow our business, which may negatively impact our future results of operations and increase the burden on existing management, systems and resources. In addition, these cost savings may be negated or offset by unexpected or increased costs and poorer performance in other areas of the business.

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
Potential changes to U.S. tax or trade policies impacting multi-national companies could materially affect our financial condition and results of operations.
During fiscal 2017, we sourced most of our finished products with partners and suppliers outside the U.S. and we continued to design and purchase fabrics globally. In addition, over time we have increased our sales of product outside of the U.S. In fiscal 2017, approximately 62% of our consolidated net revenue was generated by sales from outside of the U.S. We anticipate that these international revenues will continue to grow as a percentage of our total business over time. The current political landscape has introduced greater uncertainty with respect to future tax and trade regulations for U.S. companies like ours with significant business and sourcing operations outside the U.S.
For instance, tax reform has recently been identified as a key priority in the U.S. A variety of tax proposals that would significantly impact U.S. taxation for multinational corporations have been developed, including proposals around a border adjustment tax, changes to repatriation, reductions in the U.S. corporate tax rate, introduction of a capital expense deduction and elimination of the interest deduction. We cannot predict whether or not any of these tax reform proposals will ultimately be adopted and, until the details are known, the extent of any impact on our tax expense. The impact of certain proposals, if enacted, on our tax expense and profitability could be material, and we may not be able to fully offset any such incremental tax increase through product price increases or otherwise.
Similarly, there have been recent discussions concerning possible changes to U.S. participation in or the renegotiation of certain international trade agreements. We cannot predict whether, and to what extent, there may be changes to such international trade agreements or whether quotas, duties, tariffs, exchange controls or other restrictions will be changed or imposed by the U.S. or by other countries. If we or our vendors or product licensees are unable to obtain raw materials or finished goods from the countries where we or they wish to purchase them, either because of such regulatory changes or for any other reason, or if the cost of doing so should increase, it could have a material adverse effect on our results of operations and financial condition.

Our business is global in scope and can be impacted by factors beyond our control.
As a result of our large and growing international operations, we face the possibility of greater losses from a number of risks inherent in doing business in international markets and from a number of factors which are beyond our control. Such factors that could harm our results of operations and financial condition include, among other things:

•	political instability or acts of terrorism, which disrupt trade with the countries where we operate or in which our contractors, suppliers or customers are located;

•	recessions in foreign economies;

•	inflationary pressures and volatility in foreign economies;

•	reduced global demand resulting in the closing of manufacturing facilities;

•	challenges in managing broadly dispersed foreign operations;

•	local business practices that do not conform to legal or ethical guidelines;

•	adoption of additional or revised quotas, restrictions or regulations relating to imports or exports;

•	additional or increased customs duties, tariffs, taxes and other charges on imports or exports;

•	anti-American sentiment in foreign countries where we operate resulting from actual or proposed changes to U.S. immigration and travel policies or other factors;

•	delays in receipts due to our distribution centers as a result of labor unrest, increasing security requirements or other factors at U.S. or other ports;

•	significant fluctuations in the value of the dollar against foreign currencies;

•	increased difficulty in protecting our intellectual property rights in foreign jurisdictions;

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
Violation of laws or regulations, or changes to existing laws or regulations could adversely affect our business, reputation and results of operations.
We are subject to numerous laws and regulations at the state, federal and international levels, including, but not limited to, the areas of health care, taxes, transportation and logistics, data privacy, the environment, trade, conflict minerals, product safety, employment and labor, advertising and pricing practices, consumer protection, e-commerce, anti-competition, anti-corruption and intellectual property. Compliance with these numerous laws and regulations is complicated, time consuming and expensive. In addition, the laws may be inconsistent from jurisdiction to jurisdiction and are subject to change from time to time, sometimes unexpectedly. Failure to comply or to effectively anticipate changes in such laws or regulations could have a material adverse effect on our business, reputation and results of operations.
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
The efficient operation of our business is very dependent on our computer and information systems. In particular, we rely heavily on our merchandise management and ERP systems used to track sales and inventory and manage our supply chain. In addition, we have e-commerce and other Internet websites worldwide. Given the complexity of our business and the significant number of transactions that we engage in on an annual basis, it is imperative that we maintain constant operation of our computer hardware and software systems. Despite our preventative efforts, our systems are vulnerable from time-to-time to damage or interruption from, among other things, ineffective upgrades or support from third party vendors, difficulties in replacing or integrating new systems, security breaches, computer viruses, natural disasters and power outages. Any such problems or interruptions could result in incorrect information being supplied to management, inefficient ordering and replenishment of products, loss of orders (including e-commerce orders), significant expenditures, disruption of our operations, inability to produce accurate financial statements, and other adverse impacts to our business.
A data privacy breach could damage our reputation and customer relationships, expose us to litigation risk and adversely affect our business.
As part of our normal operations, we collect, process, transmit and where appropriate, retain certain sensitive and confidential employee and customer information, including credit card information. There is significant concern by consumers and employees over the security of personal information, consumer identity theft and user privacy. Despite the security measures we have in place, our facilities and systems, and those of our third party service providers, may be vulnerable to security breaches, cyber-attacks, acts of vandalism, computer viruses, misplaced or lost data, programming and/or human errors, or other similar events. As a result of recent security breaches at a number of prominent retailers, the media and public scrutiny of information security and privacy has become more intense and the regulatory environment has become more uncertain. Any security breach involving the misappropriation, loss or other unauthorized disclosure of confidential information, whether by us or our vendors, could severely damage our reputation and our customer relationships, harm sales, expose us to risks of litigation and liability and result in a material adverse effect on our business, financial condition and results of operations. Consequently, we may incur significant costs related to prevention and to comply with laws regarding the protection and unauthorized disclosure of personal information.
A significant disruption at any of our distribution facilities could have a material adverse impact on our sales and operating results.
Our U.S. business relies primarily on a single distribution center located in Louisville, Kentucky to receive, store and distribute merchandise to all of our U.S. stores, wholesale customers and e-commerce customers. Distribution of our products in Canada is handled primarily from two distribution centers in Montreal, Quebec. Distribution of our products in Europe is handled primarily through a single third party distribution center in Piacenza, Italy. Additionally, we utilize several third party operated distribution warehouses that service the Asia region. Any significant interruption in the operation of any of our distribution centers due to natural disasters, weather conditions, accidents, system failures, capacity issues, labor issues, relationships with our third party warehouse operators or landlords, failure to successfully open or transition to new facilities and/or new providers, or other unforeseen causes could have a material adverse effect on our ability to replace inventory and fill orders (including e-commerce orders), negatively impacting our sales, operating results and customer relations.
Failure to deliver merchandise timely to our distribution facilities and to our stores and wholesale customers could lead to disruptions to our business.
The efficient operation of our global retail and wholesale businesses depends on the timely importation and customs clearance, as well as receipt of merchandise to and from our regional distribution centers. We receive merchandise at our distribution facilities and deliver merchandise to our stores and wholesale customers using independent third parties who import as well as transport goods. The independent third parties and other entities which they rely on have employees which may be represented by labor unions. Disruptions in the delivery of merchandise caused by importation delays or work stoppages by employees or contractors of any of these or other third parties could delay the timely receipt of merchandise. There can be no assurance that such stoppages, delays or disruptions will not occur in the future. Any failure by a third party to respond adequately to our distribution needs could disrupt our operations and negatively impact our financial condition or results of operations.

Abnormally harsh or unseasonable weather conditions could have a material adverse impact on our sales, inventory levels and operating results.
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
Maurice Marciano, our Chairman Emeritus and Board member, and Paul Marciano, our Executive Chairman, Chief Creative Officer and Board member, collectively beneficially own approximately 29% of our outstanding shares of common stock. The sale or prospect of the sale of a substantial number of these shares could have an adverse impact on the market price of our common stock. Moreover, these individuals may have different interests than our other stockholders and, accordingly, they may direct the operations of our business in a manner contrary to the interests of our other stockholders. As long as these individuals own a significant percentage of our common stock, they may effectively be able to:

•	elect our directors;

•	amend or prevent amendment of our Restated Certificate of Incorporation or Bylaws;

•	effect or prevent a merger, sale and/or purchase of assets or other corporate transactions; and

•	control the outcome of any other matter submitted to our stockholders for vote.
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
Our business requires disciplined execution at all levels of our organization in order to ensure the timely delivery of desirable merchandise in appropriate quantities to our stores and other customers. This execution requires experienced and talented management in various areas of our business including: advertising, design, finance, merchandising, operations, and production. Our success depends upon the personal efforts and abilities of our senior management, particularly Victor Herrero, our Chief Executive Officer, Paul Marciano, our Executive Chairman and Chief Creative Officer, and other key personnel. Although we believe we have a strong management team with relevant industry expertise, the extended loss of the services of these or other key personnel and failure to effectively identify and attract suitable successors could materially harm our business.

Fluctuations in quarterly performance including comparable store sales, sales per square foot, operating margins, timing of wholesale orders, royalty net revenue or other factors could have a material adverse effect on our earnings and our stock price.
Our quarterly results of operations for each of our business segments have fluctuated in the past and can be expected to fluctuate in the future. Further, if our international retail store expansion plans or anticipated closure of retail stores and other productivity initiatives in the Americas fail to meet our expected results, our overhead and other related expansion costs would increase without an offsetting increase in sales and net revenue. This could have a material adverse effect on our results of operations and financial condition, including but not limited to future impairments of store assets or goodwill.
Our net revenue and operating results have historically been lower in the first half of our fiscal year due to general seasonal trends in the apparel and retail industries. Our comparable store sales, quarterly results of operations and stock price can also be affected by a variety of other factors, including:

•	shifts in consumer tastes and fashion trends;

•	the timing of new store openings and the relative proportion of new stores to mature stores;

•	the timing and effectiveness of planned store closures in North America;

•	calendar shifts of holiday or seasonal periods;

•	the timing of seasonal wholesale shipments;

•	the effectiveness of our inventory management;

•	changes in our merchandise mix;

•	changes in our mix of revenues by segment;

•	the timing of promotional events;

•	actions by competitors;

•	weather conditions;

•	changes in the business environment;

•	inflationary changes in prices and costs;

•	changes in the payment of future cash dividends;

•	changes in currency exchange rates;

•	population trends;

•	changes in patterns of commerce such as the expansion of e-commerce;

•	the level of pre-operating expenses associated with new stores; and

•	volatility in securities’ markets which could impact the value of our investments in non-operating assets.
An unfavorable change in any of the above factors could have a material adverse effect on our results of operations and our stock price.
ITEM 1B.    Unresolved Staff Comments.
None.

ITEM 2.    Properties.
As of January 28, 2017, all of our principal facilities were leased with the exception of our U.S. distribution center based in Louisville, Kentucky and our administrative office based in Florence, Italy. Certain information concerning our principal facilities is set forth below:

Location	Use	Approximate Area in Square Feet

Los Angeles, California	Principal executive and administrative offices, design facilities, sales offices, warehouse facilities, and sourcing used by our Americas Wholesale, Americas Retail and Corporate and Licensing support groups	341,700
Louisville, Kentucky	Distribution and warehousing facility used by our Americas Wholesale and Americas Retail segments	506,000
New York, New York	Administrative and sales offices, public relations, and showrooms used by our Americas Wholesale segment	13,400
Montreal/Toronto/Vancouver, Canada	Administrative offices, showrooms and warehouse facilities used by our Americas Wholesale and Americas Retail segments	203,100
São Paulo, Brazil	Administrative office and showroom used by our Americas Wholesale and Americas Retail segments	4,000
Paris, France	Administrative office and showroom used by our Europe segment	21,100
Dusseldorf/Munich, Germany	Administrative office and showrooms used by our Europe segment	14,800
Florence, Italy	Administrative office used by our Europe segment	114,800
Warsaw, Poland	Administrative office and showrooms used by our Europe segment	12,400
Lisbon, Portugal	Showroom used by our Europe segment	6,000
Moscow, Russia	Administrative office and showroom used by our Europe segment	6,500
Lugano/Stabio, Switzerland	Administrative, sales and marketing offices, design facilities and showrooms used by our Europe segment	120,700
Barcelona, Spain	Administrative office and showroom used by our Europe segment	8,600
Shanghai, China	Administrative offices used by our Asia segment	17,800
Kowloon, Hong Kong	Administrative and sales office, showroom and licensing coordination facilities used primarily by our Asia segment	13,100
Seoul, South Korea	Administrative and sales offices, design facilities and showrooms used by our Asia segment	45,100
Tokyo, Japan	Administrative and sales offices and showroom used by our Asia segment	5,100
Our corporate, wholesale and retail headquarters and certain warehouse facilities are located in Los Angeles, California, consisting of four buildings totaling approximately 341,700 square feet. These facilities are leased by us from limited partnerships in which the sole partners are trusts controlled by and for the benefit of Maurice Marciano and Paul Marciano (the “Principal Stockholders”) and their families pursuant to a lease that expires in July 2020. The total lease payments related to these facilities are approximately $0.3 million per month with aggregate minimum lease commitments totaling approximately $10.9 million as of January 28, 2017.
In addition, the Company, through a wholly-owned Canadian subsidiary, leases warehouse and administrative facilities in Montreal, Quebec from a partnership affiliated with the Principal Stockholders. The lease expires in

December 2017 and has a Company option to extend for an additional year. The monthly lease payment is $42,000 Canadian (US$31,900) with aggregate minimum lease commitments through the term of the lease totaling approximately $0.5 million Canadian (US$0.4 million) as of January 28, 2017.
The Company, through a French subsidiary, leases a showroom and office space located in Paris, France from an entity that is owned in part by an affiliate of the Principal Stockholders. The lease expires in May 2020. The aggregate minimum lease commitments through the term of the lease totaled approximately €2.8 million (US$3.0 million) as of January 28, 2017.
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
Distribution of our products in Canada is handled primarily from two leased facilities based in Montreal, Quebec. Distribution of our products in Europe is handled primarily through a single third party distribution center in Piacenza, Italy. Additionally, we utilize several third party operated distribution warehouses that service the Asia region.
We lease our showrooms, advertising, licensing, sales and merchandising offices, remote distribution and warehousing facilities and retail and factory outlet store locations under non-cancelable operating lease agreements expiring on various dates through November 2036. These facilities, located mainly in North America but with a growing presence in Europe and Asia, had aggregate real estate minimum lease commitments as of January 28, 2017 totaling approximately $933.1 million, excluding related party commitments.
The terms of our store and concession leases, excluding renewal options and kick-out clauses, as of January 28, 2017, expire as follows:

	Number of Stores and Concessions
Years Lease Terms Expire	U.S. and Canada	Europe	Asia	Mexico and Brazil
Fiscal 2018-2020	202	117	256	68
Fiscal 2021-2023	125	122	37	13
Fiscal 2024-2026	104	62	4	—
Fiscal 2027-2029	19	57	4	—
Thereafter	—	9	—	—
	450	367	301	81
We believe our existing facilities are well maintained, in good operating condition and are adequate to support our present level of operations. See Note 14 to the Consolidated Financial Statements for further information regarding current lease obligations.
ITEM 3.    Legal Proceedings.
On May 6, 2009, Gucci America, Inc. filed a complaint in the U.S. District Court for the Southern District of New York against Guess?, Inc. and certain third party licensees for the Company asserting, among other things, trademark and trade dress law violations and unfair competition. The complaint sought injunctive relief, compensatory damages, including treble damages, and certain other relief. Complaints similar to those in the above action have also been filed by Gucci entities against the Company and certain of its subsidiaries in the Court of Milan, Italy, the Intermediate People’s Court of Nanjing, China and the Court of Paris, France. The three-week bench trial in the U.S. matter concluded on April 19, 2012, with the court issuing a preliminary ruling on May 21, 2012 and a final ruling on July 19, 2012. Although the plaintiff was seeking compensation in the U.S. matter in the form of damages of $26 million and an accounting of profits of $99 million, the final ruling provided for monetary damages of $2.3 million against the Company and $2.3 million against certain of its licensees. The court also granted narrow injunctions in favor of the plaintiff for certain of the claimed infringements. On August 20, 2012, the appeal period expired without any party having filed an appeal, rendering the judgment final. On May 2, 2013, the Court of Milan ruled in favor of the Company in the Milan, Italy matter. In the ruling, the Court rejected all of the plaintiff’s claims and ordered the cancellation of three of the plaintiff’s Italian and four of the plaintiff’s European Community trademark registrations. On June 10, 2013, the plaintiff appealed the Court’s ruling in the Milan matter. On September 15, 2014, the Court of Appeal of Milan affirmed the majority of the lower Court’s ruling in favor of the Company, but overturned the lower Court’s finding with respect to an unfair competition claim. That portion of the matter is now in a damages phase based on the ruling. On October 16, 2015, the plaintiff appealed the remainder of the Court of Appeal of Milan’s ruling in favor of the Company to the Italian Supreme Court of Cassation. In the China matter, the Intermediate People’s Court of Nanjing, China issued a ruling on November 8, 2013 granting an injunction in favor of the plaintiff for certain of the claimed infringements on handbags and small leather goods and awarding the plaintiff statutory damages in the amount of approximately $80,000. The Company strongly disagreed with the Court’s decision and appealed the ruling. On August 31, 2016, the Court of Appeal for the China matter issued a decision in favor of the Company, rejecting all of the plaintiff’s claims. In March 2017, the plaintiff petitioned the China Supreme Court for a retrial of the matter. On January 30, 2015, the Court of Paris ruled in favor of the Company in the France matter, rejecting all of the plaintiff’s claims and partially canceling two of the plaintiff’s community trademark registrations and one of the plaintiff’s international trademark registrations. On February 17, 2015, the plaintiff appealed the Court of Paris’ ruling.
On August 25, 2006, Franchez Isaguirre, a former employee of the Company, filed a complaint in the Superior Court of California, County of Los Angeles alleging violations by the Company of California wage and hour laws. The complaint was subsequently amended, adding a second former employee as an additional named party. The plaintiffs purported to represent a class of similarly situated employees in California who allegedly had been injured by not being provided adequate meal and rest breaks. The complaint sought unspecified compensatory damages, statutory penalties, attorney’s fees and injunctive and declaratory relief. On June 9, 2009, the Court certified the class but immediately stayed the case pending the resolution of a separate California Supreme Court case on the standards of class treatment for meal and rest break claims. Following the Supreme Court ruling, the Superior Court denied the Company’s motions to decertify the class and to narrow the class in January 2013 and June 2013, respectively. The Company subsequently petitioned to have the Court’s decision not to narrow the class definition reviewed. That petition was ultimately denied by the California Supreme Court in April 2014. In July 2015, the parties entered into a Memorandum of Understanding to settle the matter for $5.25 million, subject to certain limited offsets. The Court issued a final order and judgment approving the settlement in February 2016.
The Company has received customs tax assessment notices from the Italian Customs Agency regarding its customs tax audit of one of the Company’s European subsidiaries for the period from July 2010 through December 2012. Such assessments totaled €9.8 million ($10.5 million), including potential penalties and interest. The Company strongly disagrees with the positions that the Italian Customs Agency has taken and therefore filed appeals with the Milan First Degree Tax Court (“MFDTC”). In May 2015, the MFDTC issued a judgment in favor of the Company in relation to the first set of appeals (covering the period through September 2010) and canceled the related assessments totaling €1.7 million ($1.8 million). In November 2015, the Italian Customs Agency notified the Company of its intent to appeal this first MFDTC judgment. During fiscal 2017, the Appeals Court ruled in favor of the Company and rejected the appeal by the Italian Customs Agency on the first MFDTC judgment. During fiscal 2017, the MFDTC also issued judgments in favor of the Company in relation to the second through seventh set of appeals (covering the period from October 2010 through December 2012) and canceled the related assessments totaling €8.1 million ($8.7 million). Subsequently, the Italian Customs Agency has appealed the majority of these favorable MFDTC judgments. While these MFDTC judgments have been favorable to the Company, there can be no assurances that the Italian Customs Agency will not be successful in its remaining appeals. It also continues to be possible that the Company will receive similar or even larger assessments for periods subsequent to December 2012 or other claims or charges related to the matter in the future.
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

PART II
ITEM 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Since August 8, 1996, the Company’s common stock has been listed on the New York Stock Exchange under the symbol ‘GES.’ The following table sets forth, for the periods indicated, the high and low sales prices per common share of the Company’s common stock, and the dividends paid with respect thereto:

	Market Price		Dividends Declared and Paid
	High	Low
Fiscal year ended January 30, 2016
First Quarter Ended May 2, 2015	$19.58	$16.74	$0.225
Second Quarter Ended August 1, 2015	23.29	17.54	0.225
Third Quarter Ended October 31, 2015	23.06	19.85	0.225
Fourth Quarter Ended January 30, 2016	21.91	17.21	0.225

Fiscal year ended January 28, 2017
First Quarter Ended April 30, 2016	$22.50	$16.70	$0.225
Second Quarter Ended July 30, 2016	18.28	14.23	0.225
Third Quarter Ended October 29, 2016	18.20	13.38	0.225
Fourth Quarter Ended January 28, 2017	16.39	11.95	0.225
On March 20, 2017, the closing sales price per share of the Company’s common stock, as reported on the New York Stock Exchange Composite Tape, was $11.13. On March 20, 2017 there were 240 holders of record of the Company’s common stock.
Prior to the initiation of a quarterly dividend on February 12, 2007, the Company had not declared any dividends on our common stock since our initial public offering in 1996. The payment of cash dividends in the future will be at the discretion of our Board of Directors and will be based upon a number of business, legal and other considerations, including our cash flow from operations, capital expenditures, debt service and covenant requirements, cash paid for income taxes, earnings, share repurchases, economic conditions and U.S. and global liquidity. On March 15, 2017, the Company announced a regular quarterly cash dividend of $0.225 per share on the Company’s common stock.

Performance Graph
The Stock Price Performance Graph below compares the cumulative stockholder return of the Company with that of the S&P 500 Index (a broad equity market index) and the S&P 1500 Apparel Retail Index (a published industry index) over the five fiscal year period beginning January 28, 2012. The return on investment is calculated based on an investment of $100 on January 28, 2012, with dividends, if any, reinvested. Past performance is not necessarily indicative of future performance.

COMPARISON OF FIVE YEAR TOTAL RETURN
AMONG GUESS?, INC.,
S&P 500 INDEX AND S&P 1500 APPAREL RETAIL INDEX
Period Ending

Company/Market/Peer Group	1/28/2012	2/2/2013	2/1/2014	1/31/2015	1/30/2016	1/28/2017
Guess?, Inc.	$100.00	$100.64	$106.38	$74.01	$76.50	$53.81
S&P 1500 Apparel Retail Index	$100.00	$129.45	$146.35	$176.01	$183.32	$178.62
S&P 500 Index	$100.00	$117.61	$141.49	$161.61	$160.54	$194.04

Share Repurchase Program
The Company’s share repurchases during each fiscal month of the fourth quarter of fiscal 2017 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
October 30, 2016 to November 26, 2016
Repurchase program (1)	—	—	—	$451,783,109
Employee transactions (2)	3,882	$14.42	—
November 27, 2016 to December 31, 2016
Repurchase program (1)	—	—	—	$451,783,109
Employee transactions (2)	109	$12.78	—
January 1, 2017 to January 28, 2017
Repurchase program (1)	289,968	$12.15	289,968	$448,258,803
Employee transactions (2)	87,280	$12.17	—
Total
Repurchase program (1)	289,968	$12.15	289,968
Employee transactions (2)	91,271	$12.27	—
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

	Year Ended (1)
	Jan 28, 2017	Jan 30, 2016	Jan 31, 2015	Feb 1, 2014	Feb 2, 2013
	(in thousands, except per share data)
Statements of income data:
Net revenue	$2,209,368	$2,204,311	$2,417,673	$2,569,786	$2,658,605
Earnings from operations (2) (3)	22,708	121,350	125,912	222,587	274,525
Income tax expense (4)	28,212	42,464	45,824	75,248	99,128
Net earnings attributable to Guess?, Inc. (2) (3) (4) (5)	22,761	81,851	94,570	153,434	178,744
Net earnings per common share attributable to common stockholders (2) (3) (4) (5):
Basic	$0.27	$0.97	$1.11	$1.81	$2.06
Diluted	$0.27	$0.96	$1.11	$1.80	$2.05
Dividends declared per common share	$0.90	$0.90	$0.90	$0.80	$2.00
Weighted average common shares outstanding—basic	83,666	84,264	84,604	84,271	86,262
Weighted average common shares outstanding—diluted	83,829	84,525	84,837	84,522	86,540

	Jan 28, 2017	Jan 30, 2016	Jan 31, 2015	Feb 1, 2014	Feb 2, 2013
Balance sheet data:
Working capital (6)	$698,559	$709,193	$790,333	$821,661	$701,206
Total assets	1,534,485	1,538,748	1,601,405	1,764,431	1,713,506
Borrowings and capital lease, excluding current installments	23,482	2,318	6,165	7,580	8,314
Stockholders’ equity	980,994	1,031,293	1,089,446	1,169,986	1,100,868
________________________________________________________________________

(1)
The Company operates on a 52/53-week fiscal year calendar, which ends on the Saturday nearest to January 31 of each year. The results for fiscal 2013 included the impact of an additional week which occurred during the fourth quarter ended February 2, 2013.

(2)
During each of the years presented, the Company recognized asset impairment charges for certain retail locations resulting from under-performance and expected store closures. Asset impairment charges recognized were approximately $34.4 million in fiscal 2017, $2.3 million in fiscal 2016, $24.8 million in fiscal 2015, $8.8 million in fiscal 2014 and $10.1 million in fiscal 2013, respectively. Refer to Note 5 to the Consolidated Financial Statements for further detail.

(3)
During fiscal 2017, the Company incurred restructuring charges of $6.1 million. During fiscal 2014, the Company incurred restructuring charges of $12.4 million. Refer to Note 9 to the Consolidated Financial Statements for further detail.

(4)
During fiscal 2017, the Company recorded valuation reserves of $6.8 million resulting from jurisdictions where there have been cumulative net operating losses, limiting the Company’s ability to consider other subjective evidence to continue to recognize the existing deferred tax assets. During fiscal 2017, the Company also recorded an estimated exit tax charge of $1.9 million related to the Company’s reorganization in Europe as a result of its global cost reduction and restructuring plan. During fiscal 2013, the Company settled a tax audit dispute in Italy, resulting in a charge of $12.8 million in the fourth quarter of fiscal 2013 in excess of amounts previously reserved, which was partially offset by unrelated tax benefits of $4.0 million. Refer to Note 11 to the Consolidated Financial Statements for further detail.

(5)
During fiscal 2017, the Company sold its minority interest equity holding in a privately-held boutique apparel company for net proceeds of approximately $34.8 million, which resulted in a gain of approximately $22.3 million which was recorded in other income.

(6)
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
In addition, some of our transactions that occur primarily in Europe, Canada, South Korea and Mexico are denominated in U.S. dollars, Swiss francs, British pounds and Russian roubles, exposing them to exchange rate fluctuations when these transactions (such as inventory purchases) are converted to their functional currencies. As a result, fluctuations in exchange rates can impact the operating margins of our foreign operations and reported earnings, largely dependent on the transaction timing and magnitude during the period that the currency fluctuates. When these foreign exchange rates weaken versus the U.S. dollar at the time U.S. dollar denominated inventory is purchased relative to the purchases of the comparable period, our product margins could be unfavorably impacted if the relative sales prices do not change. Such exchange rate fluctuations had a negative impact on our product margins in Europe and Canada during fiscal 2017 compared to the prior year.
During fiscal 2017, the average U.S. dollar rate was stronger against the Canadian dollar, the Korean won, the Mexican peso and the Russian rouble and weaker against the euro compared to the average rate in fiscal 2016. This had an overall negative impact on the translation of our international revenues and earnings from operations during fiscal 2017 compared to the prior year.

If the U.S. dollar remains strong or further strengthens relative to the respective fiscal 2017 foreign exchange rates, foreign exchange could negatively impact our revenues and operating results as well as our international cash and other balance sheet items during fiscal 2018, particularly in Canada, Europe and Mexico.
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
Strategy
The Company continues to remain focused on its five top strategic initiatives aimed at driving shareholder value, including: (i) elevating the quality of our sales organization and merchandising strategy to match the quality of our product and marketing; (ii) building a major business in Asia by unlocking the potential of the GUESS? brand in the region; (iii) creating a culture of purpose and accountability throughout the entire Company by implementing a more centralized organizational structure that reinforces our focus on sales and profitability; (iv) improving our cost structure (including supply chain and overhead); and (v) stabilizing and revitalizing our wholesale business. The following provides further details on the progress of these initiatives:
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
Transforming our Company’s Culture. In order to generate global synergies, major decisions (including supply chain, technology, finance, stock allocation and communications) are becoming more centralized in the Company’s management team in Los Angeles. This centralized approach reinforces our focus on sales and profitability and fosters an environment of accountability and execution measured through key performance metrics.
Improving our Cost Structure. We plan to continue improving our cost structure by identifying synergies among departments and strengthening our supply chain. We are executing on the following supply chain initiatives to drive improvements in product costs: (i) developing a sourcing network in new territories that can offer better costs; (ii) consolidating and building strategic partnerships with high-quality suppliers to gain scale efficiencies; and (iii) implementing a fabric platforming process to develop and utilize common fabrics across multiple styles. We are also working to shorten our lead times through partnering with our suppliers, exercising agility in the production process and continuously searching for new suppliers and sourcing opportunities in reaction to the latest trends.
During fiscal 2017, the Company implemented a global cost reduction and restructuring plan to better align its global cost and organizational structure with its current strategic initiatives. This plan included the consolidation and streamlining of the Company’s business processes and a reduction in its global workforce and other expenses. These actions resulted in restructuring charges of $6.1 million and a related estimated exit tax charge of approximately $1.9 million (or $5.8 million after considering a $2.2 million tax benefit as a result of the restructuring charges) during fiscal 2017. The Company does not expect significant future cash-based severance charges to be incurred as the actions under this plan were substantially completed during fiscal 2017.
Stabilizing our Wholesale Business. We are partnering with our wholesale customers to emphasize a retail-oriented mindset and encourage the adoption of best practices, including high quality visual merchandising, frequent rotation of products and maximization of inventory turns.

Capital Allocation
The Company plans to allocate capital, including capital expenditures and working capital investments, to fund the growth of its retail and e-commerce businesses in Europe and Asia, while reducing its allocation of capital to its retail business in the Americas. During fiscal 2018, we plan to close 60 stores in the U.S. and Canada and limit future store openings. Additionally, we plan to continue to invest capital in technology to improve our global structure and support our long-term growth plans. The Company’s investments in capital for the full fiscal year 2018 are planned between $85 million and $95 million. During fiscal 2018, we also expect that working capital will grow in Europe and Asia, while contracting in the Americas.
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
Executive Summary
Overview
Net earnings attributable to Guess?, Inc. decreased 72.2% to $22.8 million, or diluted earnings of $0.27 per common share, for fiscal 2017, compared to net earnings attributable to Guess?, Inc. of $81.9 million, or diluted earnings of $0.96 per common share, for fiscal 2016.
During fiscal 2017, the Company recognized asset impairment charges of $34.4 million, restructuring charges of $6.1 million, a restructuring related estimated exit tax charge of $1.9 million and a valuation allowance established on certain deferred tax assets of $6.8 million, partially offset by a gain from the sale of a minority interest investment of $22.3 million (or a combined $14.5 million after considering the net $12.5 million tax benefit resulting from the asset impairment charges, restructuring charges and the sale of the minority interest investment), or an unfavorable $0.17 per share impact. Excluding the impact of these items, adjusted net earnings attributable to Guess?, Inc. were $37.2 million and adjusted diluted earnings were $0.44 per common share for fiscal 2017. During fiscal 2016, the Company also recognized asset impairment charges of $2.3 million (or $1.5 million after considering the related tax benefit of $0.8 million), or an unfavorable $0.02 per share impact. Excluding the impact of the asset impairment charges and the related tax impact, adjusted net earnings attributable to Guess?, Inc. were $83.4 million and adjusted diluted earnings were $0.98 per common share for fiscal 2016. References to financial results excluding the impact of these items are non-GAAP measures and are addressed below under “Non-GAAP Measures.”

Highlights of the Company’s performance for fiscal 2017 compared to the prior year are presented below, followed by a more comprehensive discussion under “Results of Operations”:
Operations

•	Total net revenue increased 0.2% to $2.21 billion for fiscal 2017, compared to $2.20 billion in the prior year. In constant currency, net revenue increased by 1.0%.

•	Gross margin (gross profit as a percentage of total net revenue) decreased 200 basis points to 33.7% for fiscal 2017, from 35.7% in the prior year.

•
Selling, general and administrative (“SG&A”) expenses as a percentage of total net revenue (“SG&A rate”) increased 70 basis points to 30.8% for fiscal 2017, compared to 30.1% in the prior year. SG&A expenses increased 2.7% to $681.9 million for fiscal 2017, compared to $663.8 million in the prior year.

•	During fiscal 2017, the Company recognized asset impairment charges of $34.4 million, compared to $2.3 million in the prior year.

•	The Company incurred $6.1 million in restructuring charges during fiscal 2017.

•
Operating margin decreased 450 basis points to 1.0% for fiscal 2017, from 5.5% in the prior year. Higher asset impairment charges recorded during fiscal 2017 unfavorably impacted operating margin by 150 basis points compared to the prior year. Restructuring charges negatively impacted operating margin by 30 basis points in fiscal 2017. Earnings from operations decreased 81.3% to $22.7 million for fiscal 2017, from $121.4 million in the prior year.

•
Other income, net (including interest income and expense), totaled $30.9 million for fiscal 2017, compared to $5.9 million in the prior year. During fiscal 2017, the Company recorded a gain of $22.3 million in other income, net related to the sale of a minority interest investment.

•
The effective income tax rate increased 19.2% to 52.6% for fiscal 2017, compared to 33.4% in the prior year. The Company’s effective tax rate for fiscal 2017 included the impact of a valuation allowance established on certain deferred tax assets of $6.8 million and an estimated exit tax charge of $1.9 million related to the Company’s reorganization in Europe as a result of the global cost reduction and restructuring plan. These items negatively impacted the Company’s effective tax rate by 16.3% in fiscal 2017.

Key Balance Sheet Accounts

•	The Company had $396.1 million in cash and cash equivalents as of January 28, 2017, compared to $445.5 million at January 30, 2016.

◦	The Company invested $3.5 million to repurchase 289,968 of its common shares during fiscal 2017. During fiscal 2016, the Company invested $44.0 million to repurchase 2,000,000 of its common shares.

◦
The Company purchased the facility that houses its U.S. distribution center for approximately $28.8 million during fiscal 2016. During fiscal 2017, the Company entered into a ten-year $21.5 million real estate secured loan to partially finance this purchase.

•
Accounts receivable, which consists of trade receivables relating primarily to the Company’s wholesale business in Europe and, to a lesser extent, to its wholesale businesses in the Americas and Asia, royalty receivables relating to its licensing operations and certain other receivables, increased by $3.1 million, or 1.4%, to $225.5 million as of January 28, 2017, compared to $222.4 million at January 30, 2016. On a constant currency basis, accounts receivable increased by $5.5 million, or 2.5%.

•
Inventory increased by $55.7 million, or 17.9%, to $367.4 million as of January 28, 2017, compared to $311.7 million at January 30, 2016. On a constant currency basis, inventory increased by $55.9 million, or 17.9%.

Global Store Count
In fiscal 2017, together with our partners, we opened 165 new stores worldwide, consisting of 73 stores in Asia, 65 stores in Europe and the Middle East, 13 stores in the U.S., seven stores in Canada and seven stores in Central and South America. Together with our partners, we closed 124 stores worldwide, consisting of 59 stores in Asia, 30 stores in Europe and the Middle East, 15 stores in the U.S., 11 stores in Central and South America and nine stores in Canada.
We ended fiscal 2017 with 1,680 stores worldwide, comprised as follows:

Region	Total Stores	Directly Operated Stores	Licensee Stores
United States	341	339	2
Canada	111	111	—
Central and South America	95	51	44
Total Americas	547	501	46
Europe and the Middle East	629	336	293
Asia	504	108	396
Total	1,680	945	735
This store count does not include 446 concessions located primarily in South Korea and Greater China, which have been excluded because of their smaller store size in relation to our standard international store size. Of the total 1,680 stores, 1,320 were GUESS? stores, 215 were GUESS? Accessories stores, 74 were G by GUESS stores and 71 were MARCIANO stores.
Results of Operations
The following table sets forth actual operating results for the fiscal years 2017, 2016 and 2015 as a percentage of net revenue:

	Year Ended
	Jan 28, 2017	Jan 30, 2016	Jan 31, 2015
Product sales	95.9%	95.3%	95.4%
Net royalties	4.1	4.7	4.6
Net revenue	100.0	100.0	100.0
Cost of product sales	66.3	64.3	64.1
Gross profit	33.7	35.7	35.9
Selling, general and administrative expenses	30.8	30.1	29.7
Asset impairment charges	1.6	0.1	1.0
Restructuring charges	0.3	—	—
Earnings from operations	1.0	5.5	5.2
Interest expense	(0.1)	(0.0)	(0.1)
Interest income	0.1	0.0	0.1
Other income, net	1.4	0.3	0.7
Earnings before income tax expense	2.4	5.8	5.9
Income tax expense	1.3	2.0	1.9
Net earnings	1.1	3.8	4.0
Net earnings attributable to noncontrolling interests	0.1	0.1	0.1
Net earnings attributable to Guess?, Inc.	1.0%	3.7%	3.9%

Fiscal 2017 Compared to Fiscal 2016
Consolidated Results
Net Revenue.   Net revenue increased by $5.1 million, or 0.2%, to $2.21 billion for fiscal 2017, compared to $2.20 billion in fiscal 2016. In constant currency, net revenue increased by 1.0% as currency translation fluctuations relating to our foreign operations unfavorably impacted net revenue by $17.2 million compared to the prior year.
Gross Margin.   Gross margin decreased 200 basis points to 33.7% for fiscal 2017, from 35.7% in fiscal 2016, of which 120 basis points was due to lower overall product margins and 80 basis points was due to a higher occupancy rate. The lower overall product margins were due primarily to more markdowns in Americas Retail. The higher occupancy rate was driven primarily by the negative impact on the Company’s fixed cost structure resulting from negative comparable store sales in Americas Retail.
Gross Profit.   Gross profit decreased by $42.4 million, or 5.4%, to $745.0 million for fiscal 2017, from $787.4 million in fiscal 2016. The decrease in gross profit, which included the unfavorable impact of currency translation, was due primarily to lower overall product margins and higher occupancy costs resulting from retail expansion in our international markets. Currency translation fluctuations relating to our foreign operations unfavorably impacted gross profit by $6.5 million.
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
SG&A Rate. The Company’s SG&A rate increased 70 basis points to 30.8% for fiscal 2017, compared to 30.1% in fiscal 2016, due primarily to the unfavorable impact from segment mix, partially offset by lower performance-based compensation costs.
SG&A Expenses. SG&A expenses increased by $18.1 million, or 2.7%, to $681.9 million for fiscal 2017, compared to $663.8 million in fiscal 2016. The increase, which included the favorable impact of currency translation, was driven by higher investments to support our expansion, partially offset by lower current-year performance-based compensation costs and prior-year charges for legal matters of $7.0 million. Currency translation fluctuations relating to our foreign operations favorably impacted SG&A expenses by $3.6 million.
Asset Impairment Charges. During fiscal 2017, the Company recognized asset impairment charges of $34.4 million, compared to $2.3 million in the prior year. The higher asset impairment charges during fiscal 2017 related primarily to the impairment of certain retail locations in North America resulting from under-performance and expected store closures. Currency translation fluctuations relating to our foreign operations unfavorably impacted asset impairment charges by $0.5 million.
Restructuring Charges. During the first quarter of fiscal 2017, the Company implemented a global cost reduction and restructuring plan to better align its global cost and organizational structure with its current strategic initiatives. This plan included the consolidation and streamlining of the Company’s business processes and a reduction in its global workforce and other expenses. These actions resulted in restructuring charges of $6.1 million incurred during fiscal 2017.
Operating Margin. Operating margin decreased 450 basis points to 1.0% for fiscal 2017, from 5.5% in fiscal 2016. Higher asset impairment charges recorded during fiscal 2017 unfavorably impacted operating margin by 150 basis points compared to the prior year. Restructuring charges negatively impacted operating margin by 30 basis points in fiscal 2017. Currency exchange rate fluctuations negatively impacted operating margin by approximately 70 basis points.

Earnings from Operations. Earnings from operations decreased by $98.6 million, or 81.3%, to $22.7 million for fiscal 2017, from $121.4 million in fiscal 2016. Currency translation fluctuations relating to our foreign operations unfavorably impacted earnings from operations by $3.6 million.
Interest Expense, Net.   Interest expense, net was minimal for fiscal 2017, compared to $0.9 million in fiscal 2016 and includes the impact of hedge ineffectiveness of foreign exchange currency contracts designated as cash flow hedges.
Other Income, Net.   Other income, net was $30.9 million for fiscal 2017, compared to $6.8 million in fiscal 2016. Other income, net in fiscal 2017 consisted primarily of a realized gain of $22.3 million from the sale of a minority interest investment. Other income, net in fiscal 2016 consisted primarily of net realized and unrealized mark-to-market revaluation gains on foreign exchange currency contracts and realized gains on the sale of other assets, partially offset by net unrealized mark-to-market revaluation losses on foreign currency balances.
Income Tax Expense.  Income tax expense for fiscal 2017 was $28.2 million, or a 52.6% effective tax rate, compared to $42.5 million, or a 33.4% effective tax rate, in fiscal 2016. The increase in the effective income tax rate was due primarily to more losses incurred in certain foreign jurisdictions where the Company has valuation allowances, partially offset by the favorable impact of a lower tax rate on the gain from the sale of a minority interest investment during fiscal 2017 compared to the prior year. The Company’s effective tax rate for fiscal 2017 included the impact of a valuation allowance established on certain deferred tax assets of $6.8 million, a portion of which were generated from asset impairment charges recorded during fiscal 2017, and an estimated exit tax charge of $1.9 million related to the Company’s reorganization in Europe as a result of the global cost reduction and restructuring plan. These items negatively impacted the Company’s effective tax rate by 16.3% in fiscal 2017.
Net Earnings Attributable to Noncontrolling Interests.   Net earnings attributable to noncontrolling interests for fiscal 2017 was $2.6 million, net of taxes, compared to $3.0 million, net of taxes, in fiscal 2016.
Net Earnings Attributable to Guess?, Inc.   Net earnings attributable to Guess?, Inc. decreased by $59.1 million, or 72.2%, to $22.8 million for fiscal 2017, from $81.9 million in fiscal 2016. Diluted earnings per share decreased to $0.27 per share for fiscal 2017, from $0.96 per share in fiscal 2016. During fiscal 2017, the Company recognized asset impairment charges of $34.4 million, restructuring charges of $6.1 million, a restructuring related estimated exit tax charge of $1.9 million and a valuation allowance established on certain deferred tax assets of $6.8 million, partially offset by a gain from the sale of a minority interest investment of $22.3 million (or a combined $14.5 million after considering the net $12.5 million tax benefit resulting from the asset impairment charges, restructuring charges and the sale of the minority interest investment), or an unfavorable $0.17 per share impact. Excluding the impact of these items, adjusted net earnings attributable to Guess?, Inc. were $37.2 million and adjusted diluted earnings were $0.44 per common share for fiscal 2017. We estimate that the negative impact from currency fluctuations on diluted earnings per common share for fiscal 2017 was approximately $0.13 per share. During fiscal 2016, the Company also recognized asset impairment charges of $2.3 million (or $1.5 million after considering the related tax benefit of $0.8 million), or an unfavorable $0.02 per share impact. Excluding the impact of the asset impairment charges and the related tax impact, adjusted net earnings attributable to Guess?, Inc. were $83.4 million and adjusted diluted earnings were $0.98 per common share for fiscal 2016. References to financial results excluding the impact of these items are non-GAAP measures and are addressed below under “Non-GAAP Measures.”

Information by Business Segment
The following table presents our net revenue and earnings (loss) from operations by segment for the last two fiscal years (dollars in thousands):

	Fiscal 2017	Fiscal 2016	Change	% Change
Net revenue:
Americas Retail	$935,479	$981,942	$(46,463)	(4.7%)
Europe	791,673	727,144	64,529	8.9
Asia	250,363	241,571	8,792	3.6
Americas Wholesale	141,019	149,797	(8,778)	(5.9)
Licensing	90,834	103,857	(13,023)	(12.5)
Total net revenue	$2,209,368	$2,204,311	$5,057	0.2%
Earnings (loss) from operations:
Americas Retail (1)	$(56,757)	$16,222	$(72,979)	(449.9%)
Europe (1)	57,044	55,438	1,606	2.9
Asia (1)	(2,492)	10,448	(12,940)	(123.9)
Americas Wholesale	22,489	27,525	(5,036)	(18.3)
Licensing	80,365	92,172	(11,807)	(12.8)
Corporate Overhead	(71,858)	(80,455)	8,597	(10.7)
Restructuring Charges	(6,083)	—	(6,083)
Total earnings from operations	$22,708	$121,350	$(98,642)	(81.3%)
Operating margins:
Americas Retail (1)	(6.1%)	1.7%
Europe (1)	7.2%	7.6%
Asia (1)	(1.0%)	4.3%
Americas Wholesale	15.9%	18.4%
Licensing	88.5%	88.7%
Total Company	1.0%	5.5%
_______________________________________________________________________

(1)
During each of the years presented, the Company recognized asset impairment charges for certain retail locations resulting from under-performance and expected store closures. During fiscal 2017, the Company recorded asset impairment charges related to its Americas Retail, Europe and Asia segments of $33.9 million, $0.2 million and $0.3 million, respectively. During fiscal 2016, the Company recorded asset impairment charges related to its Americas Retail, Europe and Asia segments of $1.6 million, $0.6 million and $0.1 million, respectively.

Americas Retail
Net revenue from our Americas Retail segment decreased by $46.5 million, or 4.7%, to $935.5 million for fiscal 2017, from $981.9 million in fiscal 2016. In constant currency, net revenue decreased by 4.1% compared to the prior year, driven primarily by the unfavorable impact from negative comparable store sales and net store closures. Comparable store sales (including e-commerce) in the U.S. and Canada decreased 4.9% in U.S. dollars and 4.5% in constant currency, which excludes the unfavorable translation impact from currency fluctuations relating to our Canadian retail stores and e-commerce sites. E-commerce sales increased by $2.9 million, or 3.2%, to $92.4 million for fiscal 2017, compared to $89.5 million in fiscal 2016. The inclusion of our e-commerce sales improved the comparable store sale percentage by 0.8% in U.S. dollars and 0.9% in constant currency. The store base for the U.S. and Canada decreased by an average of 11 net stores in fiscal 2017 compared to the prior year, resulting in a 0.8% net decrease in average square footage. Currency translation fluctuations relating to our non-U.S. retail stores and e-commerce sites unfavorably impacted net revenue by $6.4 million.
Operating margin decreased 780 basis points to negative 6.1% for fiscal 2017, from 1.7% in fiscal 2016. Higher asset impairment charges recorded during fiscal 2017 negatively impacted the operating margin for the Company’s Americas Retail segment by 360 basis points compared to the prior year. Excluding the impact of the asset impairment charges, operating margin for the Company’s Americas Retail segment decreased by 420 basis points compared to the prior year, due to lower gross margins and a higher SG&A rate. The lower gross margins were driven primarily by more markdowns and the negative impact on the fixed cost structure resulting from negative comparable store sales. The higher SG&A rate was due primarily to the negative impact on the fixed cost structure resulting from negative comparable store sales.
Loss from operations from our Americas Retail segment was $56.8 million for fiscal 2017, compared to earnings from operations of $16.2 million in fiscal 2016. The deterioration reflects the impact on earnings from higher asset impairment charges, negative comparable store sales and lower product margins. During fiscal 2017, the Company recognized asset impairment charges resulting from under-performance and expected store closures in its Americas Retail segment of $33.9 million, compared to $1.6 million in the prior year. Currency translation fluctuations relating to our non-U.S. retail stores and e-commerce sites unfavorably impacted earnings from operations by $0.5 million.
Europe
Net revenue from our Europe segment increased by $64.5 million, or 8.9%, to $791.7 million for fiscal 2017, compared to $727.1 million in fiscal 2016. In constant currency, net revenue increased by 9.2% compared to the prior year, driven primarily by the favorable impact from retail expansion and a percentage increase in the high-single digits for comparable store sales, partially offset by lower shipments in our European wholesale business. As of January 28, 2017, we directly operated 336 stores in Europe compared to 280 stores at January 30, 2016, excluding concessions, which represents a 20.0% increase over the prior year. Currency translation fluctuations relating to our European operations unfavorably impacted net revenue by $2.4 million.
Operating margin decreased 40 basis points to 7.2% for fiscal 2017, from 7.6% in fiscal 2016, due to lower gross margins, partially offset by a lower SG&A rate. The lower gross margins were driven primarily by the unfavorable impact from currency exchange rate fluctuations, partially offset by the favorable impact from positive comparable store sales. The lower SG&A rate was driven by the favorable impact on the fixed cost structure resulting from overall leveraging of expenses.
Earnings from operations from our Europe segment increased by $1.6 million, or 2.9%, to $57.0 million for fiscal 2017, compared to $55.4 million in fiscal 2016. The increase was due to the favorable impact on earnings from higher revenue, partially offset by higher occupancy costs and store selling expenses due to retail expansion. Currency translation fluctuations relating to our European operations unfavorably impacted earnings from operations by $1.2 million.
Asia
Net revenue from our Asia segment increased by $8.8 million, or 3.6%, to $250.4 million for fiscal 2017, compared to $241.6 million in fiscal 2016. In constant currency, net revenue increased by 4.9% compared to the prior year, driven primarily by retail expansion and positive comparable stores in China. As of January 28, 2017, we and our partners operated 504 stores and 384 concessions in Asia, compared to 490 stores and 416 concessions at January 30, 2016. Currency translation fluctuations relating to our Asian operations unfavorably impacted net revenue by $3.1 million.
Operating margin decreased 530 basis points to negative 1.0% for fiscal 2017, from 4.3% in fiscal 2016. The decrease in operating margin was driven primarily by a higher SG&A rate and lower gross margins. The higher SG&A rate was driven primarily by higher expenses resulting from retail expansion in China and country mix. The lower gross margins were driven by higher occupancy costs due to retail expansion in China and the unfavorable impact from country mix.
Loss from operations from our Asia segment was $2.5 million for fiscal 2017, compared to earnings from operations of $10.4 million in fiscal 2016. The deterioration was driven by higher SG&A expenses and occupancy costs due primarily to expansion in China.
Americas Wholesale
Net revenue from our Americas Wholesale segment decreased by $8.8 million, or 5.9%, to $141.0 million for fiscal 2017, from $149.8 million in fiscal 2016. In constant currency, net revenue decreased by 2.4% compared to the prior year, driven primarily by lower shipments in our U.S. wholesale business. Currency translation fluctuations relating to our non-U.S. wholesale businesses unfavorably impacted net revenue by $5.2 million.

Operating margin decreased 250 basis points to 15.9% for fiscal 2017, from 18.4% in fiscal 2016, driven by lower gross margins and a higher SG&A rate. The lower gross margins were driven primarily by the unfavorable impact from currency exchange rate fluctuations on product costs and lower initial markups. The higher SG&A rate was due primarily to overall deleveraging.
Earnings from operations from our Americas Wholesale segment decreased by $5.0 million, or 18.3%, to $22.5 million for fiscal 2017, from $27.5 million in fiscal 2016. The decrease was driven by the negative impact on earnings from lower product margins and lower revenue. Currency translation fluctuations relating to our non-U.S. wholesale businesses unfavorably impacted earnings from operations by $1.6 million.
Licensing
Net royalty revenue from our Licensing segment decreased by $13.0 million, or 12.5%, to $90.8 million for fiscal 2017, from $103.9 million in fiscal 2016. The decrease was driven primarily by overall softness in our licensing business, particularly in our watch and footwear categories.
Earnings from operations from our Licensing segment decreased by $11.8 million, or 12.8%, to $80.4 million for fiscal 2017, from $92.2 million in fiscal 2016. The decrease was driven primarily by the unfavorable impact to earnings from lower revenue.
Corporate Overhead
Unallocated corporate overhead decreased by $8.6 million to $71.9 million for fiscal 2017, from $80.5 million in fiscal 2016. The decrease was driven primarily by lower current-year performance-based compensation costs and prior-year charges for legal matters of $7.0 million.

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
SG&A Rate. The Company’s SG&A rate increased 40 basis points to 30.1% for fiscal 2016, compared to 29.7% in fiscal 2015, due primarily to charges related to legal matters during fiscal 2016.
SG&A Expenses. SG&A expenses decreased by $53.4 million, or 7.4%, to $663.8 million for fiscal 2016, from $717.2 million in fiscal 2015. The decrease in SG&A expenses was driven by the favorable impact from currency translation fluctuations of $57.9 million, partially offset by charges related to legal matters of $7.0 million during fiscal 2016.
Asset Impairment Charges. During fiscal 2016, the Company recognized asset impairment charges of $2.3 million, compared to $24.8 million in fiscal 2015. The higher asset impairment charges during fiscal 2015 related primarily to the impairment of certain retail locations in North America resulting from under-performance and expected store closures.
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
Net Earnings Attributable to Guess?, Inc. Net earnings attributable to Guess?, Inc. decreased by $12.7 million, or 13.4%, to $81.9 million for fiscal 2016, from $94.6 million in fiscal 2015. Diluted earnings per share decreased to $0.96 per share for fiscal 2016, from $1.11 per share in fiscal 2015. During fiscal 2016, the Company recognized asset impairment charges of $2.3 million (or $1.5 million after considering the related tax benefit of $0.8 million), or an unfavorable $0.02 per share impact. Excluding the impact of the asset impairment charges and the related tax impact, adjusted net earnings attributable to Guess?, Inc. were $83.4 million and adjusted diluted earnings were $0.98 per common share for fiscal 2016. We estimate that the negative impact from currency fluctuations on diluted earnings per common share for fiscal 2016 was approximately $0.43 per share. During fiscal 2015, the Company also recognized asset impairment charges of $24.8 million (or $16.2 million after considering the related tax benefit of $8.6 million), or an unfavorable $0.19 per share impact. Excluding the impact of the asset impairment charges and the related tax impact, adjusted net earnings attributable to Guess?, Inc. were $110.8 million and adjusted diluted earnings were $1.30 per common share for fiscal 2015. References to financial results excluding the impact of these items are non-GAAP measures and are addressed below under “Non-GAAP Measures.”

Information by Business Segment
The following table presents our net revenue and earnings (loss) from operations by segment for fiscal 2016 and fiscal 2015 (dollars in thousands):

	Fiscal 2016	Fiscal 2015	Change	% Change
Net revenue:
Americas Retail	$981,942	$1,032,601	$(50,659)	(4.9%)
Europe	727,144	825,136	(97,992)	(11.9)
Asia	241,571	281,090	(39,519)	(14.1)
Americas Wholesale	149,797	167,707	(17,910)	(10.7)
Licensing	103,857	111,139	(7,282)	(6.6)
Total net revenue	$2,204,311	$2,417,673	$(213,362)	(8.8%)
Earnings (loss) from operations:
Americas Retail (1)	$16,222	$(13,734)	$29,956	218.1%
Europe (1)	55,438	66,231	(10,793)	(16.3)
Asia (1)	10,448	8,013	2,435	30.4
Americas Wholesale	27,525	34,173	(6,648)	(19.5)
Licensing	92,172	101,288	(9,116)	(9.0)
Corporate Overhead	(80,455)	(70,059)	(10,396)	14.8
Total earnings from operations	$121,350	$125,912	$(4,562)	(3.6%)
Operating margins:
Americas Retail (1)	1.7%	(1.3%)
Europe (1)	7.6%	8.0%
Asia (1)	4.3%	2.9%
Americas Wholesale	18.4%	20.4%
Licensing	88.7%	91.1%
Total Company	5.5%	5.2%
_______________________________________________________________________

(1)
During each of the years presented, the Company recognized asset impairment charges for certain retail locations resulting from under-performance and expected store closures. During fiscal 2016, the Company recorded asset impairment charges related to its Americas Retail, Europe and Asia segments of $1.6 million, $0.6 million and $0.1 million, respectively. During fiscal 2015, the Company recorded asset impairment charges related to its Americas Retail, Europe and Asia segments of $20.1 million, $3.7 million and $1.0 million, respectively.

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
Non-GAAP Measures
The Company’s reported financial results are presented in accordance with GAAP. The reported net earnings attributable to Guess?, Inc. and diluted earnings per share in fiscal 2017 reflect the impact of (i) asset impairment charges, (ii) restructuring charges and a related estimated exit tax charge, (iii) a gain related to the sale of a minority interest investment, (iv) the tax effects of these adjustments and (v) a valuation allowance established on certain deferred tax assets. The reported net earnings attributable to Guess?, Inc. and diluted earnings per share in fiscal 2016 and fiscal 2015 also reflect the impact of asset impairment charges and the related tax effect. These items affect the comparability of the Company’s reported results. The financial results are also presented on a non-GAAP basis, as defined in Section 10(e) of Regulation S-K of the SEC, to exclude the effect of these items. The Company believes that these “non-GAAP” or “adjusted” financial measures are useful for investors to evaluate the comparability of the Company’s operating results and its future outlook when reviewed in conjunction with the Company’s GAAP financial statements. The non-GAAP measures are provided in addition to, and not as alternatives for, the Company’s reported GAAP results.
The adjusted measures for fiscal 2017 exclude the impact of asset impairment charges of $34.4 million, restructuring charges of $6.1 million, a restructuring related estimated exit tax charge of $1.9 million and a valuation allowance established on certain deferred tax assets of $6.8 million, partially offset by a gain related to the sale of a minority interest investment of $22.3 million. During fiscal 2017, the Company recognized impairment charges related primarily to the impairment of certain retail locations in North America resulting from under-performance and expected store closures. During the first quarter of fiscal 2017, the Company implemented a global cost reduction and restructuring plan to better align its global cost and organizational structure with its current strategic initiatives. This plan included the consolidation and streamlining of the Company’s business processes and a reduction in its global workforce and other expenses. During fiscal 2017, the Company recorded a valuation allowance on certain deferred tax assets, a portion of which were generated from asset impairment charges recorded during fiscal 2017. These items resulted in a combined $14.5 million impact (after considering the net $12.5 million tax benefit resulting from the asset impairment charges, restructuring charges and the sale of the minority interest investment), or an unfavorable $0.17 per share impact during fiscal 2017. Net earnings attributable to Guess?, Inc. for fiscal 2017 was $22.8 million and diluted earnings per common share for fiscal 2017 was $0.27. Excluding the impact of these items, adjusted net earnings attributable to Guess?, Inc. for fiscal 2017 was $37.2 million and adjusted diluted earnings per common share for fiscal 2017 was $0.44.
The adjusted measures for fiscal 2016 exclude the impact of asset impairment charges of $2.3 million related primarily to the impairment of certain retail locations in North America resulting from under-performance and expected store closures. During fiscal 2016, asset impairment charges resulted in a $1.5 million impact (after considering the related tax benefit of $0.8 million), or an unfavorable $0.02 per share impact. Net earnings attributable to Guess?, Inc. for fiscal 2016 was $81.9 million and diluted earnings per common share for fiscal 2016 was $0.96. Excluding the impact of the asset impairment charges and the related tax impact, adjusted net earnings attributable to Guess?, Inc. for fiscal 2016 was $83.4 million and adjusted diluted earnings per common share for fiscal 2016 was $0.98.

The adjusted measures for fiscal 2015 also exclude the impact of asset impairment charges of $24.8 million related primarily to the impairment of certain retail locations in North America resulting from under-performance and expected store closures. During fiscal 2015, asset impairment charges resulted in a $16.2 million impact (after considering the related tax benefit of $8.6 million), or an unfavorable $0.19 per share impact. Net earnings attributable to Guess?, Inc. for fiscal 2015 was $94.6 million and diluted earnings per common share for fiscal 2015 was $1.11. Excluding the impact of the asset impairment charges and the related tax impact, adjusted net earnings attributable to Guess?, Inc. for fiscal 2015 was $110.8 million and adjusted diluted earnings per common share for fiscal 2015 was $1.30.
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
Liquidity and Capital Resources
We need liquidity globally primarily to fund our working capital, occupancy costs, the expansion and remodeling of our retail stores, shop-in-shop programs, concessions, systems, infrastructure, other existing operations, international growth and potential acquisitions. In addition, in the U.S. we need liquidity to fund share repurchases and payment of dividends to our stockholders. Generally, our working capital needs are highest during the late summer and fall as our inventories increase before the holiday selling period. During the fiscal year ended January 28, 2017, the Company relied primarily on trade credit, available cash, real estate and other operating leases, proceeds from the real estate secured loan, sale of equity investment, and short-term lines of credit and internally generated funds to finance our operations, the purchase of the Company’s U.S. distribution center during the fourth quarter of fiscal 2016, payment of dividends, share repurchases and expansion. The Company anticipates that we will be able to satisfy our ongoing cash requirements during the next twelve months for working capital, capital expenditures, interest and principal payments on our debt, potential acquisitions and investments, share repurchases and dividend payments to stockholders, primarily with cash flow from operations and existing cash balances supplemented by borrowings under our existing Credit Facility in the U.S. and Canada as well as bank facilities in Europe, as described below under “—Borrowings.”
As of January 28, 2017, the Company had cash and cash equivalents of $396.1 million, of which approximately $85.3 million was held in the U.S. As of January 28, 2017, we have not provided for U.S. federal and state income taxes on the undistributed earnings of our foreign subsidiaries, since such earnings are considered indefinitely reinvested outside the U.S. If in the future we decide to repatriate such earnings, we would incur incremental U.S. federal and state income taxes, reduced by allowable foreign tax credits. However, our intent is to keep these funds indefinitely reinvested outside of the U.S. and our current plans do not indicate a need to repatriate them to fund our U.S. cash requirements. The accumulated undistributed earnings of foreign subsidiaries as of January 28, 2017 and January 30, 2016 was approximately $780 million and $797 million, respectively. Due to the complexities associated with the hypothetical calculation, including the availability of foreign tax credits, it is not practicable to determine the unrecognized deferred tax liability related to the undistributed earnings.

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
The Company has presented below the cash flow performance comparison of the year ended January 28, 2017, versus the year ended January 30, 2016.
Operating Activities
Net cash provided by operating activities was $71.5 million for the fiscal year ended January 28, 2017, compared to $179.4 million for the fiscal year ended January 30, 2016, or a decrease of $107.9 million. The decrease was driven primarily by the unfavorable impact of changes in working capital and lower net earnings during fiscal 2017 compared to the prior year. The change in working capital was driven primarily by higher inventory related to retail expansion in Europe and Asia as well as timing of receipts during fiscal 2017 compared to the prior year.
Investing Activities
Net cash used in investing activities was $50.0 million for the fiscal year ended January 28, 2017, compared to $73.7 million for the fiscal year ended January 30, 2016. Net cash used in investing activities for the fiscal year ended January 28, 2017 included proceeds from the sale of long-term assets of $43.4 million. Net cash used in investing activities for the fiscal year ended January 30, 2016 included the purchase of the Company’s U.S. distribution center for $28.8 million during the fourth quarter of fiscal 2016. Cash used in investing activities related primarily to capital expenditures incurred on retail expansion and the prior-year purchase of the Company’s U.S. distribution center, partially offset by current-year proceeds from the sale of long-term assets. In addition, the cost of any business acquisitions, the settlement of forward exchange currency contracts and proceeds from the sale of investments are also included in cash flows used in investing activities.
The decrease in cash used in investing activities was driven primarily by current-year proceeds from the sale of long-term assets and the prior-year purchase of the Company’s U.S. distribution center, partially offset by a higher level of spending on retail expansion during the fiscal year ended January 28, 2017 compared to the prior year. During the fiscal year ended January 28, 2017, the Company opened 130 directly operated stores compared to 48 directly operated stores that were opened in the prior year.
Financing Activities
Net cash used in financing activities was $68.8 million for the fiscal year ended January 28, 2017, compared to $127.7 million for the fiscal year ended January 30, 2016. Cash used in financing activities related primarily to the payment of dividends, partially offset by proceeds from borrowings of $21.5 million during the fiscal year ended January 28, 2017. In addition, payments related to capital lease obligations, borrowings and debt issuance costs, purchase of redeemable noncontrolling interest, repurchases of shares of the Company’s common stock, capital distributions to noncontrolling interests and proceeds from capital contributions from noncontrolling interests, issuance of common stock under our equity plans and excess tax benefits from share-based compensation are also included in cash flows used in financing activities.
The decrease in net cash used in financing activities was due primarily to lower repurchases of shares of the Company’s common stock and proceeds from the Company’s ten-year $21.5 million real estate secured loan entered into during the fiscal year ended January 28, 2017 to partially finance the $28.8 million purchase of the Company’s U.S. distribution center during the fourth quarter of fiscal 2016. The Company invested $3.5 million to repurchase 289,968 of its common shares during the fiscal year ended January 28, 2017. During the fiscal year ended January 30, 2016, the Company invested $44.0 million to repurchase 2,000,000 of its common shares.
Effect of Exchange Rates on Cash and Cash Equivalents
During the fiscal year ended January 28, 2017, changes in foreign currency translation rates decreased our reported cash and cash equivalents balance by $2.1 million. This compares to a decrease of $15.9 million in cash and cash equivalents driven by changes in foreign currency translation rates during the fiscal year ended January 30, 2016.

Working Capital
As of January 28, 2017, the Company had net working capital (including cash and cash equivalents) of $698.6 million, compared to $709.2 million at January 30, 2016. The Company’s primary working capital needs are for accounts receivable and inventory. Accounts receivable increased by $3.1 million, or 1.4%, to $225.5 million as of January 28, 2017, compared to $222.4 million at January 30, 2016. The accounts receivable balance consists of trade receivables relating primarily to the Company’s wholesale business in Europe and, to a lesser extent, to its wholesale businesses in the Americas and Asia, royalty receivables relating to its licensing operations and certain other receivables. On a constant currency basis, accounts receivable increased by $5.5 million, or 2.5%, when compared to January 30, 2016. As of January 28, 2017, approximately 51% of our total net trade receivables and 67% of our European net trade receivables were subject to credit insurance coverage, certain bank guarantees or letters of credit for collection purposes. Our credit insurance coverage contains certain terms and conditions specifying deductibles and annual claim limits. Inventory increased by $55.7 million, or 17.9%, to $367.4 million as of January 28, 2017, from $311.7 million at January 30, 2016. On a constant currency basis, inventory increased by $55.9 million, or 17.9%, when compared to January 30, 2016, driven primarily by retail expansion in Europe and Asia and timing of receipts compared to the prior year.
Contractual Obligations and Commitments
The following table summarizes the Company’s contractual obligations as of January 28, 2017 and the effects such obligations are expected to have on liquidity and cash flow in future periods (dollars in thousands):

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Contractual Obligations:
Long-term debt (1)	$28,312	$1,277	$4,289	$3,294	$19,452
Operating lease obligations (2)	951,059	192,493	319,918	219,446	219,202
Purchase obligations (3)	187,128	187,128	—	—	—
Benefit obligations (4)	86,503	1,861	6,807	8,512	69,323
Total	$1,253,002	$382,759	$331,014	$231,252	$307,977
Other commercial commitments (5)	$2,660	$2,660	$—	$—	$—
________________________________________________________________________

(1)	Includes interest payments.

(2)	Does not include rent based on a percentage of annual sales volume, insurance, taxes and common area maintenance charges. In fiscal 2017, these variable charges totaled $124.6 million.

(3)
Purchase obligations represent open purchase orders for raw materials and merchandise at the end of the fiscal year. These purchase orders can be impacted by various factors, including the scheduling of market weeks, the timing of issuing orders, the timing of the shipment of orders and currency fluctuations.

(4)	Includes expected payments associated with the deferred compensation plan and the Supplemental Executive Retirement Plan through fiscal 2050.

(5)	Consists of documentary and standby letters of credit for workers’ compensation, general liability insurance and certain in-transit inventory.
Excluded from the above contractual obligations table is the noncurrent liability for unrecognized tax benefits, including penalties and interest, of $14.6 million. This liability for unrecognized tax benefits has been excluded because the Company cannot make a reliable estimate of the period in which the liability will be settled, if ever.
Off-Balance Sheet Arrangements
Other than certain obligations and commitments included in the table above, we did not have any material off-balance sheet arrangements as of January 28, 2017.

Dividends
During the first quarter of fiscal 2008, the Company announced the initiation of a quarterly cash dividend of $0.06 per share of the Company’s common stock. Since that time, the Company has continued to pay a quarterly cash dividend, which has subsequently increased to $0.225 per common share.
On March 15, 2017, the Company announced a regular quarterly cash dividend of $0.225 per share on the Company’s common stock. The cash dividend will be paid on April 13, 2017 to shareholders of record as of the close of business on March 29, 2017.
The payment of cash dividends in the future will be at the discretion of our Board of Directors and will be based upon a number of business, legal and other considerations, including our cash flow from operations, capital expenditures, debt service and covenant requirements, cash paid for income taxes, earnings, share repurchases, economic conditions and U.S. and global liquidity.
Share Repurchases
On June 26, 2012, the Company’s Board of Directors authorized a program to repurchase, from time-to-time and as market and business conditions warrant, up to $500 million of the Company’s common stock. Repurchases under the program may be made on the open market or in privately negotiated transactions, pursuant to Rule 10b5-1 trading plans or other available means. There is no minimum or maximum number of shares to be repurchased under the program, which may be discontinued at any time, without prior notice. During fiscal 2017, the Company repurchased 289,968 shares under the program at an aggregate cost of $3.5 million. During fiscal 2016 the Company repurchased 2,000,000 shares under the program at an aggregate cost of $44.0 million. There were no share repurchases during fiscal 2015. As of January 28, 2017, the Company had remaining authority under the program to purchase $448.3 million of its common stock.
Subsequent to year end, the Company repurchased approximately 1.5 million shares under its share repurchase program at an aggregate cost of $17.8 million.
Capital Expenditures
Gross capital expenditures totaled $90.6 million, before deducting lease incentives of $6.1 million, for the fiscal year ended January 28, 2017. This compares to gross capital expenditures of $83.8 million, before deducting lease incentives of $5.9 million, for the fiscal year ended January 30, 2016. During the fiscal year ended January 30, 2016, gross capital expenditures included the purchase of the Company’s U.S. distribution center for approximately $28.8 million.
The Company plans to allocate capital, including capital expenditures and working capital investments, to fund the growth of its retail and e-commerce businesses in Europe and Asia, while reducing its allocation of capital to its retail business in the Americas. Additionally, we plan to continue to invest capital in technology to improve our global structure and support our long-term growth plans. The Company’s investments in capital for the full fiscal year 2018 are planned between $85 million and $95 million. During fiscal 2018, we also expect that working capital will grow in Europe and Asia, while contracting in the Americas.
We will periodically evaluate strategic acquisitions and alliances and pursue those that we believe will support and contribute to our overall growth initiatives.
Borrowings
Credit Facilities
On June 23, 2015, the Company entered into a five-year senior secured asset-based revolving credit facility with Bank of America, N.A. and the other lenders party thereto (the “Credit Facility”). The Credit Facility provides for a borrowing capacity in an amount up to $150 million, including a Canadian sub-facility up to $50 million, subject to a borrowing base. Based on applicable accounts receivable, inventory and eligible cash balances as of January 28, 2017, the Company could have borrowed up to $146 million under the Credit Facility. The Credit Facility has an option to expand the borrowing capacity by up to $150 million subject to certain terms and conditions, including the willingness of existing or new lenders to assume such increased amount. The Credit Facility is available for direct borrowings and the issuance of letters of credit, subject to certain letters of credit sublimits, and may be used for working capital and other general corporate purposes.

All obligations under the Credit Facility are unconditionally guaranteed by the Company and the Company’s existing and future domestic and Canadian subsidiaries, subject to certain exceptions, and are secured by a first priority lien on substantially all of the assets of the Company and such domestic and Canadian subsidiaries, as applicable.
Direct borrowings under the Credit Facility made by the Company and its domestic subsidiaries shall bear interest at the U.S. base rate plus an applicable margin (varying from 0.25% to 0.75%) or at LIBOR plus an applicable margin (varying from 1.25% to 1.75%). The U.S. base rate is based on the greater of (i) the U.S. prime rate, (ii) the federal funds rate, plus 0.5%, and (iii) LIBOR for a 30 day interest period, plus 1.0%. Direct borrowings under the Credit Facility made by the Company’s Canadian subsidiaries shall bear interest at the Canadian prime rate plus an applicable margin (varying from 0.25% to 0.75%) or at the Canadian BA rate plus an applicable margin (varying from 1.25% to 1.75%). The Canadian prime rate is based on the greater of (i) the Canadian prime rate, (ii) the Bank of Canada overnight rate, plus 0.5%, and (iii) the Canadian BA rate for a one month interest period, plus 1.0%. The applicable margins are calculated quarterly and vary based on the average daily availability of the aggregate borrowing base. The Company is also obligated to pay certain commitment, letter of credit and other fees customary for a credit facility of this size and type. As of January 28, 2017, the Company had $1.0 million in outstanding standby letters of credit, $1.7 million outstanding documentary letters of credit and no outstanding borrowings under the Credit Facility.
The Credit Facility requires the Company to comply with a fixed charge coverage ratio on a trailing four-quarter basis if a default or an event of default occurs under the Credit Facility or generally if borrowings exceed 80% of the borrowing base. In addition, the Credit Facility contains customary covenants, including covenants that limit or restrict the Company and certain of its subsidiaries’ ability to: incur liens, incur indebtedness, make investments, dispose of assets, make certain restricted payments, merge or consolidate and enter into certain transactions with affiliates. Upon the occurrence of an event of default under the Credit Facility, the lenders may cease making loans, terminate the Credit Facility and declare all amounts outstanding to be immediately due and payable. The Credit Facility specifies a number of events of default (some of which are subject to applicable grace or cure periods), including, among other things, non-payment defaults, covenant defaults, cross-defaults to other material indebtedness, bankruptcy and insolvency defaults and material judgment defaults. The Credit Facility allows for both secured and unsecured borrowings outside of the Credit Facility up to specified amounts.
The Company, through its European subsidiaries, maintains short-term uncommitted borrowing agreements, primarily for working capital purposes, with various banks in Europe. The majority of the borrowings under these agreements are secured by specific accounts receivable balances. Based on the applicable accounts receivable balances as of January 28, 2017, the Company could have borrowed up to $72.3 million under these agreements. As of January 28, 2017, the Company had no outstanding borrowings or outstanding documentary letters of credit under these agreements. The agreements are denominated primarily in euros and provide for annual interest rates ranging from 0.5% to 5.0%. The maturities of any short-term borrowings under these arrangements are generally linked to the credit terms of the underlying accounts receivable that secure the borrowings. With the exception of one facility for up to $37.4 million that has a minimum net equity requirement, there are no other financial ratio covenants.
Mortgage Debt
On February 16, 2016, the Company entered into a ten-year $21.5 million real estate secured loan (the “Mortgage Debt”). The Mortgage Debt is secured by the Company’s U.S. distribution center based in Louisville, Kentucky and provides for monthly principal and interest payments based on a 25-year amortization schedule, with the remaining principal balance and any accrued and unpaid interest due at maturity. Outstanding principal balances under the Mortgage Debt bear interest at the one-month LIBOR rate plus 1.5%. As of January 28, 2017, outstanding borrowings under the Mortgage Debt, net of debt issuance costs of $0.1 million, were $20.9 million.
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
On February 16, 2016, the Company also entered into a separate interest rate swap agreement, designated as a cash flow hedge, that resulted in a swap fixed rate of approximately 3.06%. This interest rate swap agreement matures in January 2026 and converts the nature of the Mortgage Debt from LIBOR floating-rate debt to fixed-rate debt. The fair value of the interest rate swap asset as of January 28, 2017 was approximately $0.9 million.
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
As a non-qualified pension plan, no dedicated funding of the SERP is required; however, the Company has made periodic payments into insurance policies held in a rabbi trust to fund the expected obligations arising under the non-qualified SERP. The amount of any future payments into the insurance policies, if any, may vary depending on investment performance of the trust. The cash surrender values of the insurance policies were $58.6 million and $52.5 million as of January 28, 2017 and January 30, 2016, respectively, and were included in other assets in the Company’s consolidated balance sheets. As a result of changes in the value of the insurance policy investments, the Company recorded unrealized gains (losses) of $6.9 million, ($1.8) million and $2.2 million in other income and expense during fiscal 2017, fiscal 2016 and fiscal 2015, respectively. The Company also recorded realized gains of $0.7 million in other income resulting from payout on the insurance policies during fiscal 2016. The projected benefit obligation was $53.5 million and $53.4 million as of January 28, 2017 and January 30, 2016, respectively, and was included in accrued expenses and other long-term liabilities in the Company’s consolidated balance sheets depending on the expected timing of payments. SERP benefit payments of $1.7 million were made during both fiscal 2017 and fiscal 2016.
Employee Stock Purchase Plan
In January 2002, the Company established a qualified employee stock purchase plan (“ESPP”), the terms of which allow for qualified employees (as defined) to participate in the purchase of designated shares of the Company’s common stock at a price equal to 85% of the lower of the closing price at the beginning or end of each quarterly stock purchase period. On January 23, 2002, the Company filed with the SEC a Registration Statement on Form S-8 registering 4,000,000 shares of common stock for the ESPP. Effective March 12, 2012, the ESPP was amended and restated to extend the term for an additional ten years. During the year ended January 28, 2017, 44,486 shares of the Company’s common stock were issued pursuant to the ESPP at an average price of $12.56 per share for a total of $0.6 million.
Inflation
The Company does not believe that inflation trends in the U.S. and internationally over the last three years have had a significant effect on net revenue or profitability.

Seasonality
The Company’s business is impacted by the general seasonal trends characteristic of the apparel and retail industries. The retail operations in the Americas and Europe are generally stronger during the second half of the fiscal year, and the wholesale operations in the Americas generally experience stronger performance from July through November. The European wholesale businesses operate with two primary selling seasons: the Spring/Summer season, which ships from November to April and the Fall/Winter season, which ships from May to October. The Company may take advantage of early-season demand and potential reorders in its European wholesale business by offering a pre-collection assortment which ships at the beginning of each season. Customers retain the ability to request early shipment of backlog orders or delay shipment of orders depending on their needs.
Critical Accounting Policies and Estimates
The Consolidated Financial Statements are prepared in conformity with accounting principles generally accepted in the U.S., which require management to make estimates and assumptions that affect the reported amounts of the assets and liabilities and disclosures of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Management bases its estimates and judgments on its historical experience and other relevant factors, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Management evaluates its estimates and judgments on an ongoing basis including those related to the accounts receivable allowances, sales return allowances, gift card and loyalty accruals, valuation of inventories, share-based compensation, recoverability of deferred taxes, unrecognized tax benefits, the useful life of assets for depreciation and amortization, evaluation of asset impairment, pension obligations, workers’ compensation and medical self-insurance expense and accruals, litigation reserves and restructuring expense and accruals.
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
Gift Card Breakage
Gift card breakage is income recognized due to the non-redemption of a portion of gift cards sold by the Company for which a liability was recorded in prior periods. Gifts cards are mainly used in the U.S. and Canada. The Company issues its gift cards in the U.S. and Canada through one of its subsidiaries and is not required by law to escheat the value of unredeemed gift cards to the state in which the subsidiary is domiciled. Estimated breakage amounts are accounted for under the redemption recognition method and are classified as additional net revenues as the gift cards are redeemed. The Company determined a gift card breakage rate based upon historical redemption patterns, which represented the cumulative estimated amount of gift card breakage from the inception of the electronic gift card program in late 2002. Any future revisions to the estimated breakage rate may result in changes in the amount of breakage income recognized in future periods. See Note 1 to the Consolidated Financial Statements for further information regarding the recognition of gift card breakage.
Loyalty Programs
The Company has customer loyalty programs in North America, Europe and Asia which cover all of its brands. Under certain of the programs, primarily in North America, customers accumulate points based on purchase activity. Once a loyalty program member achieves a certain point level, the member earns awards that may only be redeemed for merchandise. Unredeemed points generally expire after six months without additional purchase activity and unredeemed awards generally expire after two months. The Company uses historical redemption rates to estimate the value of future award redemptions which are accrued in current liabilities and recorded as a reduction of net revenue in the period which the related revenue is recognized. The aggregate dollar value of the loyalty program accruals included in accrued expenses was $4.0 million and $4.6 million as of January 28, 2017 and January 30, 2016, respectively. Future revisions to the estimated liability may result in changes to net revenue.
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
In addition, the Company has granted certain nonvested stock awards/units and stock options that require certain minimum performance targets to be achieved in order for these awards to vest. Vesting is also subject to continued service requirements through the vesting date. If the minimum performance targets are not forecasted to be achieved, no expense is recognized during the period.
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
During fiscal 2016, the Company granted certain restricted stock units which vested immediately but were considered contingently returnable as a result of certain service conditions. Compensation expense for these restricted stock units was recognized on a straight-line basis over the implied service period.

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
The Company’s primary objective is to hedge the variability in forecasted cash flows due to the foreign currency risk. Various transactions that occur primarily in Europe, Canada, South Korea and Mexico are denominated in U.S. dollars, British pounds and Russian roubles and thus are exposed to earnings risk as a result of exchange rate fluctuations when converted to their functional currencies. These types of transactions include U.S. dollar denominated purchases of merchandise and U.S. dollar and British pound denominated intercompany liabilities. In addition, certain operating expenses, tax liabilities and pension-related liabilities are denominated in Swiss francs and are exposed to earnings risk as a result of exchange rate fluctuations when converted to the functional currency. The Company enters into derivative financial instruments, including forward exchange currency contracts, to offset some but not all of the exchange risk on certain of these anticipated foreign currency transactions. Changes in the fair value of forward contracts designated as cash flow hedges are recorded as a component of accumulated other comprehensive income (loss) within stockholders’ equity and are recognized in cost of product sales or other income and expense in the period which approximates the time the hedged merchandise inventory is sold or the hedged intercompany liability is incurred.
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
Income Taxes
The Company adopted authoritative guidance which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. Guidance was also provided on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company’s continuing practice is to recognize interest and penalties related to income tax matters in income tax expense. As required under applicable accounting rules, the Company accrues an amount for its estimate of additional income tax liability which the Company, more likely than not, will incur as a result of the ultimate resolution of income tax audits (“uncertain tax positions”). The Company reviews and updates the estimates used in the accrual for uncertain tax positions as more definitive information becomes available from taxing authorities, upon completion of tax audits, upon expiration of statutes of limitation, or upon occurrence of other events. The results of operations and financial position for future periods could be impacted by changes in assumptions or resolutions of tax audits.
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
Valuation of Goodwill, Intangible and Other Long-Lived Assets
The Company assesses the impairment of its long-lived assets (i.e., goodwill, intangible assets and property and equipment), which requires the Company to make assumptions and judgments regarding the carrying value of these assets on an annual basis, or more frequently if events or changes in circumstances indicate that the assets might be impaired. For goodwill, determination of impairment is made at the reporting unit level which may be either an operating segment or one level below an operating segment if discrete financial information is available. Two or more reporting units within an operating segment may be aggregated for impairment testing if they have similar economic characteristics. The Company has identified its Americas Retail segment, its Americas Wholesale segment, its European wholesale and European retail components of its Europe segment and its China retail component of its Asia segment as reporting units for goodwill impairment testing. For long-lived assets (other than goodwill), the majority relate to its retail operations which consist mainly of regular retail and flagship locations. The Company considers each individual regular retail location as an asset group for impairment testing, which is the lowest level at which individual cash flows can be identified. The asset group includes leasehold improvements, furniture, fixtures and equipment, computer hardware and software and certain long-term security deposits and lease acquisition costs. The Company reviews regular retail locations in penetrated markets for impairment risk once the locations have been opened for at least one year in their current condition, or sooner as changes in circumstances require. The Company believes that waiting one year allows a location to reach a maturity level where a more comprehensive analysis of financial performance can be performed. The Company evaluates impairment risk for regular retail locations in new markets, where the Company is in the early stages of establishing its presence, once brand awareness has been established. The Company also evaluates impairment risk for retail locations that are expected to be closed in the foreseeable future. The Company has flagship locations which are used as a regional marketing tool to build brand awareness and promote the Company’s current product. Impairment for these locations is tested at a reporting unit level similar to goodwill since they do not have separately identifiable cash flows.
An asset is considered to be impaired if the Company determines that the carrying value may not be recoverable based upon its assessment of the asset’s ability to continue to generate earnings from operations and positive cash flow in future periods or if significant changes in the Company’s strategic business objectives and utilization of the assets occurred. If the assets (other than goodwill) are assessed to be recoverable, they are depreciated or amortized over the periods benefited. If the assets are considered to be impaired, an impairment charge is recognized representing the amount by which the carrying value of the assets exceeds the fair value of those assets. Fair value is determined based upon the discounted cash flows derived from the underlying asset. The Company uses various assumptions in determining current fair market value of these assets, including future expected cash flows and discount rates. Future expected cash flows for assets in regular retail locations are based on management’s estimates of future cash flows over the remaining lease period or expected life, if shorter. For expected location closures, the Company will evaluate whether it is necessary to shorten the useful life for any of the assets within the respective asset group. The Company will use this revised useful life when estimating the asset group’s future cash flows. The Company considers historical trends, expected future business trends and other factors when estimating the future cash flow for each regular retail location. The Company also considers factors such as: the local environment for each regular retail location, including mall traffic and competition; the Company’s ability to successfully implement strategic initiatives; and the ability to control variable costs such as cost of sales and payroll and, in some cases, renegotiate lease costs. If actual results are not consistent with the assumptions and judgments used in estimating future cash flows and asset fair values, there may be additional exposure to future impairment losses that could be material to the Company’s results of operations. See Notes 1 and 5 to the Consolidated Financial Statements for further discussion.
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
Recently Issued Accounting Guidance
In May 2014, the Financial Accounting Standards Board (“FASB”) issued a comprehensive new revenue recognition standard which will supersede previous existing revenue recognition guidance. The standard creates a five-step model for revenue recognition that requires companies to exercise judgment when considering contract terms and relevant facts and circumstances. The five-step model includes (1) identifying the contract, (2) identifying the separate performance obligations in the contract, (3) determining the transaction price, (4) allocating the transaction price to the separate performance obligations and (5) recognizing revenue when each performance obligation has been satisfied. The standard also requires expanded disclosures surrounding revenue recognition. During fiscal 2017, the FASB issued additional clarification guidance on the new revenue recognition standard which also included certain scope improvements and practical expedients. The standard (including clarification guidance issued) is effective for fiscal periods beginning after December 15, 2017, which will be the Company’s first quarter of fiscal 2019, and allows for either full retrospective or modified retrospective adoption. Early adoption is permitted for fiscal periods beginning after December 15, 2016, which will be the Company’s first quarter of fiscal 2018. The Company plans to adopt this guidance using the modified retrospective method beginning in the first quarter of fiscal 2019. The Company is continuing to evaluate the impact of the adoption of this standard on its consolidated financial statements and related disclosures, but based on its current review, the more significant changes that the Company has identified relate to the classification and timing of when revenue is recognized from its licensing business, loyalty programs and gift card breakage.
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
In March 2016, the FASB issued authoritative guidance to simplify the accounting for certain aspects of share-based compensation. This guidance addresses the accounting for income tax effects at award settlement, the use of an expected forfeiture rate to estimate award cancellations prior to the vesting date and the presentation of excess tax benefits and shares surrendered for tax withholdings on the statement of cash flows. This guidance requires all income tax effects of awards to be recognized in the income statement when the awards vest or are settled which is a change from the current guidance that requires such activity to be recorded in paid-in capital within stockholder’s equity. This guidance will be applied prospectively and may create volatility in the Company’s effective tax rate when adopted depending largely on future events and other factors which may include the Company’s stock price, timing of stock option exercises, the value realized upon vesting or exercise of shares compared to the grant date fair value of those shares and any employee terminations. This guidance also eliminates the requirement to estimate forfeitures, but rather provides for an election that would allow entities to account for forfeitures as they occur. The Company plans to adopt this election beginning in the first quarter of fiscal 2018 using the modified retrospective method and expects that the impact from recording forfeitures as they occur as well as the cumulative adjustment to retained earnings resulting from adoption will not be material. This guidance also changes the presentation of excess tax benefits from a financing activity to an operating activity in the statement of cash flows. The Company plans to adopt this retrospectively and does not expect a material impact on its consolidated statements of cash flows. This guidance is effective for fiscal years beginning after December 15, 2016, which will be the Company’s first quarter of fiscal 2018, with early adoption permitted.
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
In November 2016, the FASB issued authoritative guidance related to the presentation of restricted cash in the statement of cash flows. This guidance requires that the statement of cash flows reconcile the change during the period in total cash, cash equivalents and restricted cash. This guidance is effective for fiscal years beginning after December 15, 2017, which will be the Company’s first quarter of fiscal 2019, and requires retrospective adoption, with early adoption permitted. Other than this change in presentation within the Company’s consolidated statements of cash flows, the adoption of this guidance is not expected to have an impact on the Company’s consolidated financial statements or related disclosures.
In January 2017, the FASB issued authoritative guidance to simplify the testing for goodwill impairment by removing step two from the goodwill testing. Under current guidance, if the fair value of a reporting unit is lower than its carrying amount (step one), an entity would calculate an impairment charge by comparing the implied fair value of goodwill with its carrying amount (step two). The implied fair value of goodwill was calculated by deducting the fair value of the assets and liabilities of the respective reporting unit from the reporting unit’s fair value as determined under step one. This guidance instead provides that an impairment charge should be recognized based on the difference between a reporting unit’s fair value and its carrying value. This guidance also does not require a qualitative test to be performed on reporting units with zero or negative carrying amounts. However, entities need to disclose any reporting units with zero or negative carrying amounts that have goodwill and the amount of goodwill allocated to each. This guidance is effective for fiscal years beginning after December 15, 2019, which will be the Company’s first quarter of fiscal 2021, with early adoption permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements or related disclosures.
In March 2017, the FASB issued authoritative guidance related to the presentation of net periodic pension cost in the income statement. This guidance requires that the service cost component of net periodic pension cost is presented in the same line as other compensation costs arising from services rendered by the respective employees during the period. The other components of net periodic pension cost are required to be presented in the income statement separately from the service cost component and outside of earnings from operations. This guidance also allows for the service cost component to be eligible for capitalization when applicable. This guidance is effective for fiscal years beginning after December 15, 2017, which will be the Company’s first quarter of fiscal 2019, and requires retrospective adoption for the presentation of the service cost component and other components of net periodic pension cost in the income statement and prospective adoption for capitalization of the service cost component. Early adoption is permitted at the beginning of a fiscal year. The Company is currently evaluating the impact of the adoption of this standard on its consolidated financial statements and related disclosures.
ITEM 7A.    Quantitative and Qualitative Disclosures About Market Risk.
Exchange Rate Risk
More than half of product sales and licensing revenue recorded for the year ended January 28, 2017 were denominated in currencies other than the U.S. dollar. The Company’s primary exchange rate risk relates to operations in Europe, Canada, South Korea and Mexico. Changes in currencies affect our earnings in various ways. For further discussion on currency-related risk, please refer to our risk factors under “Part I, Item 1A. Risk Factors.”
Various transactions that occur primarily in Europe, Canada, South Korea and Mexico are denominated in U.S. dollars, British pounds and Russian roubles and thus are exposed to earnings risk as a result of exchange rate fluctuations when converted to their functional currencies. These types of transactions include U.S. dollar denominated purchases of merchandise and U.S. dollar and British pound denominated intercompany liabilities. In addition, certain operating expenses, tax liabilities and pension-related liabilities are denominated in Swiss francs and are exposed to earnings risk as a result of exchange rate fluctuations when converted to the functional currency. The Company is also subject to certain translation and economic exposures related to its net investment in certain of its international subsidiaries. The Company enters into derivative financial instruments to offset some but not all of its exchange risk. In addition, some of the derivative contracts in place will create volatility during the fiscal year as they are marked-to-market according to the accounting rules and may result in revaluation gains or losses in different periods from when the currency impact on the underlying transactions are realized.

Foreign Exchange Currency Contracts Designated as Cash Flow Hedges
During fiscal 2017, the Company purchased U.S. dollar forward contracts in Europe and Canada totaling US$92.2 million and US$64.7 million, respectively, to hedge forecasted merchandise purchases and intercompany royalties that were designated as cash flow hedges. As of January 28, 2017, the Company had forward contracts outstanding for its European and Canadian operations of US$104.2 million and US$66.9 million, respectively, which are expected to mature over the next 17 months. The Company’s derivative financial instruments are recorded in its consolidated balance sheet at fair value based on quoted market rates. Changes in the fair value of the U.S. dollar forward contracts, designated as cash flow hedges for forecasted merchandise purchases, are recorded as a component of accumulated other comprehensive income (loss) within stockholders’ equity and are recognized in cost of product sales in the period which approximates the time the hedged merchandise inventory is sold. Changes in the fair value of the U.S. dollar forward contracts, designated as cash flow hedges for forecasted intercompany royalties, are recorded as a component of accumulated other comprehensive income (loss) within stockholders’ equity and are recognized in other income and expense in the period in which the royalty expense is incurred.
As of January 28, 2017, accumulated other comprehensive income (loss) related to foreign exchange currency contracts included a net unrealized gain of approximately $4.9 million, net of tax, of which $2.4 million will be recognized in cost of product sales or other income over the following 12 months, at the then current values on a pre-tax basis, which can be different than the current year-end values. As of January 28, 2017, the net unrealized gain of the remaining open forward contracts recorded in the Company’s consolidated balance sheet was approximately $4.8 million.
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
Derivatives Not Designated as Hedging Instruments
The Company also has foreign exchange currency contracts that are not designated as hedging instruments for accounting purposes. Changes in fair value of foreign exchange currency contracts not designated as hedging instruments are reported in net earnings as part of other income and expense. For the year ended January 28, 2017, the Company recorded a net gain of $2.4 million for its euro and Canadian dollar foreign currency contracts not designated as hedges, which has been included in other income. As of January 28, 2017, the Company had euro foreign exchange currency contracts to purchase US$81.4 million expected to mature over the next 14 months and Canadian dollar foreign exchange currency contracts to purchase US$13.9 million expected to mature over the next seven months. As of January 28, 2017, the net unrealized gain of these open forward contracts recorded in the Company’s consolidated balance sheet was approximately $3.6 million.
At January 30, 2016, the Company had euro foreign exchange currency contracts to purchase US$54.8 million and Canadian dollar foreign exchange currency contracts to purchase US$25.8 million. At January 30, 2016, the net unrealized gain of these open forward contracts recorded in the Company’s consolidated balance sheet was approximately $2.0 million.
Sensitivity Analysis
As of January 28, 2017, a sensitivity analysis of changes in foreign currencies when measured against the U.S. dollar indicates that, if the U.S. dollar had uniformly weakened by 10% against all of the U.S. dollar denominated foreign exchange derivatives totaling US$266.4 million, the fair value of the instruments would have decreased by $29.6 million. Conversely, if the U.S. dollar uniformly strengthened by 10% against all of the U.S. dollar denominated foreign exchange derivatives, the fair value of these instruments would have increased by $24.2 million. Any resulting changes in the fair value of the hedged instruments may be partially offset by changes in the fair value of certain balance sheet positions (primarily U.S. dollar denominated liabilities in our foreign operations) impacted by the change in the foreign currency rate. The ability to reduce the exposure of currencies on earnings depends on the magnitude of the derivatives compared to the balance sheet positions during each reporting cycle.

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
Interest Rate Swap Agreement Designated as Cash Flow Hedge
During fiscal 2017, the Company entered into an interest rate swap agreement with a notional amount of $21.5 million, designated as a cash flow hedge, to hedge the variability of cash flows in interest payments associated with the Company’s floating-rate debt. This interest rate swap agreement matures in January 2026 and converts the nature of the Company’s real estate secured term loan from LIBOR floating-rate debt to fixed-rate debt, resulting in a swap fixed rate of approximately 3.06%. The fair value of the interest rate swap agreement is based upon inputs corroborated by observable market data. Changes in the fair value of the interest rate swap agreement, designated as a cash flow hedge to hedge the variability of cash flows in interest payments associated with the Company’s floating-rate debt, are recorded as a component of accumulated other comprehensive income (loss) within stockholders’ equity and are amortized to interest expense over the term of the related debt.
As of January 28, 2017, accumulated other comprehensive income (loss) related to the interest rate swap agreement included a net unrealized gain of approximately $0.5 million, net of tax, which will be recognized in interest expense after the following 12 months, at the then current values on a pre-tax basis, which can be different than the current year-end values. As of January 28, 2017, the net unrealized gain of the interest rate swap recorded in the Company’s consolidated balance sheet was approximately $0.9 million.
Sensitivity Analysis
As of January 28, 2017, approximately 87% of the Company’s total indebtedness related to a real estate secured term loan, which is covered by a separate interest rate swap agreement with a swap fixed interest rate of approximately 3.06% that matures in January 2026. The interest rate swap agreement is designated as a cash flow hedge and converts the nature of the Company’s real estate secured term loan from LIBOR floating-rate debt to fixed-rate debt. Changes in the fair value of the interest rate swap agreement are recorded as a component of accumulated other comprehensive income (loss) within stockholders’ equity and are amortized to interest expense over the term of the related debt. The Company’s remaining indebtedness is at variable rates of interest. Accordingly, changes in interest rates would impact the Company’s results of operations in future periods. A 100 basis point increase in interest rates would have had an insignificant effect on interest expense for the year ended January 28, 2017.
The fair value of the Company’s debt instruments are based on the amount of future cash flows associated with each instrument discounted using the Company’s incremental borrowing rate. As of January 28, 2017 and January 30, 2016, the carrying value of all financial instruments was not materially different from fair value, as the interest rates on the Company’s debt approximated rates currently available to the Company.
Derivatives Designated as Hedging Instruments
The following table summarizes net after-tax activity related to the Company’s foreign exchange currency contracts and interest rate swap agreement designated as cash flow hedges recorded in accumulated other comprehensive income (loss) (in thousands):

	Year Ended Jan 28, 2017	Year Ended Jan 30, 2016
Beginning balance gain	$7,252	$7,157
Net gains from changes in cash flow hedges	1,059	7,944
Net gains reclassified to earnings	(2,911)	(7,849)
Ending balance gain	$5,400	$7,252

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
The Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s principal executive officer and principal financial officer, of the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based upon this evaluation, under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of January 28, 2017.
Ernst & Young LLP, the independent registered public accounting firm that audited the Company’s financial statements as of and for the fiscal year ended January 28, 2017 included in this Annual Report on Form 10-K has issued an attestation report on the Company’s internal control over financial reporting, which is set forth below.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting during the fourth quarter of fiscal 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders of Guess?, Inc. and Subsidiaries
We have audited Guess?, Inc. and subsidiaries’ internal control over financial reporting as of January 28, 2017, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Guess?, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, Guess?, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of January 28, 2017, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Guess?, Inc. and subsidiaries as of January 28, 2017 and January 30, 2016, and the related consolidated statements of income, comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended January 28, 2017 and our report dated March 27, 2017 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Los Angeles, California
March 27, 2017

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
ITEM 16.    Form 10-K Summary.
None.

Guess?, Inc.
Form 10-K
Index to Consolidated Financial Statements and Financial Statement Schedule

1	Report of Independent Registered Public Accounting Firm	F-2

2	Consolidated Financial Statements

	Consolidated Balance Sheets at January 28, 2017 and January 30, 2016	F-3

	Consolidated Statements of Income for the Years Ended January 28, 2017, January 30, 2016 and January 31, 2015	F-4

	Consolidated Statements of Comprehensive Income (Loss) for the Years Ended January 28, 2017, January 30, 2016 and January 31, 2015	F-5

	Consolidated Statements of Stockholders’ Equity for the Years Ended January 28, 2017, January 30, 2016 and January 31, 2015	F-6

	Consolidated Statements of Cash Flows for the Years Ended January 28, 2017, January 30, 2016 and January 31, 2015	F-7

	Notes to Consolidated Financial Statements	F-8

3	Consolidated Financial Statement Schedule—Valuation and Qualifying Accounts for the Years Ended January 28, 2017, January 30, 2016 and January 31, 2015	F-52

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders of Guess?, Inc. and Subsidiaries
We have audited the accompanying consolidated balance sheets of Guess?, Inc. and subsidiaries as of January 28, 2017 and January 30, 2016, and the related consolidated statements of income, comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended January 28, 2017. Our audits also included the financial statement schedule listed in the Index at ITEM 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Guess?, Inc. and subsidiaries at January 28, 2017 and January 30, 2016, and the consolidated results of their operations and their cash flows for each of the three years in the period ended January 28, 2017, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Guess?, Inc.’s internal control over financial reporting as of January 28, 2017, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 27, 2017 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Los Angeles, California
March 27, 2017

GUESS?, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	January 28, 2017	January 30, 2016
ASSETS
Current assets:
Cash and cash equivalents	$396,129	$445,480
Accounts receivable, net	225,537	222,359
Inventories	367,381	311,704
Other current assets	54,965	56,709
Total current assets	1,044,012	1,036,252
Property and equipment, net	243,005	255,344
Goodwill	34,100	33,412
Other intangible assets, net	6,504	7,269
Deferred tax assets	82,793	83,613
Other assets	124,071	122,858
	$1,534,485	$1,538,748
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of borrowings and capital lease obligations	$566	$4,024
Accounts payable	209,616	177,505
Accrued expenses	135,271	145,530
Total current liabilities	345,453	327,059
Long-term debt	23,482	2,318
Deferred rent and lease incentives	80,209	76,968
Other long-term liabilities	99,895	95,858
	549,039	502,203
Redeemable noncontrolling interests	4,452	5,252

Commitments and contingencies (Note 14)

Stockholders’ equity:
Preferred stock, $.01 par value. Authorized 10,000,000 shares; no shares issued and outstanding	—	—
Common stock, $.01 par value. Authorized 150,000,000 shares; issued 140,509,974 and 140,028,937 shares, outstanding 84,069,492 and 83,833,937 shares, as of January 28, 2017 and January 30, 2016, respectively	841	838
Paid-in capital	480,435	468,574
Retained earnings	1,215,079	1,269,775
Accumulated other comprehensive loss	(161,389)	(158,054)
Treasury stock, 56,440,482 and 56,195,000 shares as of January 28, 2017 and January 30, 2016, respectively	(565,744)	(562,658)
Guess?, Inc. stockholders’ equity	969,222	1,018,475
Nonredeemable noncontrolling interests	11,772	12,818
Total stockholders’ equity	980,994	1,031,293
	$1,534,485	$1,538,748
See accompanying notes to consolidated financial statements.

GUESS?, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	Year Ended	Year Ended	Year Ended
	Jan 28, 2017	Jan 30, 2016	Jan 31, 2015
Product sales	$2,118,534	$2,100,454	$2,306,534
Net royalties	90,834	103,857	111,139
Net revenue	2,209,368	2,204,311	2,417,673
Cost of product sales	1,464,328	1,416,881	1,549,788
Gross profit	745,040	787,430	867,885
Selling, general and administrative expenses	681,864	663,793	717,207
Asset impairment charges	34,385	2,287	24,766
Restructuring charges	6,083	—	—
Earnings from operations	22,708	121,350	125,912
Other income (expense):
Interest expense	(1,897)	(1,953)	(2,370)
Interest income	1,890	1,045	1,438
Other income, net	30,909	6,837	18,028
	30,902	5,929	17,096

Earnings before income tax expense	53,610	127,279	143,008
Income tax expense	28,212	42,464	45,824
Net earnings	25,398	84,815	97,184
Net earnings attributable to noncontrolling interests	2,637	2,964	2,614
Net earnings attributable to Guess?, Inc.	$22,761	$81,851	$94,570

Net earnings per common share attributable to common stockholders (Note 18):
Basic	$0.27	$0.97	$1.11
Diluted	$0.27	$0.96	$1.11
Weighted average common shares outstanding attributable to common stockholders (Note 18):
Basic	83,666	84,264	84,604
Diluted	83,829	84,525	84,837

Dividends declared per common share	$0.90	$0.90	$0.90
See accompanying notes to consolidated financial statements.

GUESS?, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Year Ended	Year Ended	Year Ended
	Jan 28, 2017	Jan 30, 2016	Jan 31, 2015
Net earnings	$25,398	$84,815	$97,184
Other comprehensive income (loss) (“OCI”):
Foreign currency translation adjustment
Losses arising during the period	(2,632)	(37,744)	(116,707)
Derivative financial instruments designated as cash flow hedges
Gains arising during the period	887	9,801	7,884
Less income tax effect	172	(1,857)	(1,150)
Reclassification to net earnings for (gains) losses realized	(3,603)	(9,147)	107
Less income tax effect	692	1,298	429
Marketable securities
Losses arising during the period	(4)	(19)	(80)
Less income tax effect	3	7	28
Reclassification to net earnings for (gains) losses realized	25	—	(87)
Less income tax effect	(9)	—	33
Defined benefit plans
Net actuarial gains (losses)	(1,185)	8,366	(8,966)
Plan amendment	—	167	—
Foreign currency and other adjustments	(72)	274	—
Less income tax effect	95	(3,339)	2,610
Net actuarial loss amortization	341	924	1,002
Prior service credit amortization	(28)	(97)	(233)
Curtailment	—	(1,651)	—
Less income tax effect	(74)	367	(275)
Total comprehensive income (loss)	20,006	52,165	(18,221)
Less comprehensive income attributable to noncontrolling interests:
Net earnings	2,637	2,964	2,614
Foreign currency translation adjustment	(2,057)	(1,661)	(2,141)
Amounts attributable to noncontrolling interests	580	1,303	473
Comprehensive income (loss) attributable to Guess?, Inc.	$19,426	$50,862	$(18,694)
See accompanying notes to consolidated financial statements.

GUESS?, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)

	Guess?, Inc. Stockholders’ Equity
	Common Stock					Treasury Stock
	Shares	Amount	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Shares	Amount	Nonredeemable Noncontrolling Interests	Total
Balance at February 1, 2014	84,962,345	$850	$439,742	$1,247,180	$(13,801)	54,283,384	$(519,457)	$15,472	$1,169,986
Net earnings	—	—	—	94,570	—	—	—	2,614	97,184
Foreign currency translation adjustment	—	—	—	—	(114,566)	—	—	(2,141)	(116,707)
Gain on derivative financial instruments designated as cash flow hedges	—	—	—	—	7,270	—	—	—	7,270
Unrealized loss and realized gain from the sale of marketable securities	—	—	—	—	(106)	—	—	—	(106)
Prior service credit amortization and actuarial valuation loss and related amortization on defined benefit plans	—	—	—	—	(5,862)	—	—	—	(5,862)
Issuance of common stock under stock compensation plans including tax effect	313,271	3	(1,940)	—	—	—	—	—	(1,937)
Issuance of stock under Employee Stock Purchase Plan	47,538	—	553	—	—	(47,538)	455	—	1,008
Share-based compensation	—	—	15,191	151	—	—	—	—	15,342
Dividends	—	—	—	(76,982)	—	—	—	—	(76,982)
Noncontrolling interest capital distribution	—	—	—	—	—	—	—	(355)	(355)
Redeemable noncontrolling interest redemption value adjustment	—	—	—	605	—	—	—	—	605
Balance at January 31, 2015	85,323,154	$853	$453,546	$1,265,524	$(127,065)	54,235,846	$(519,002)	$15,590	$1,089,446
Net earnings	—	—	—	81,851	—	—	—	2,964	84,815
Foreign currency translation adjustment	—	—	—	—	(36,083)	—	—	(1,661)	(37,744)
Gain on derivative financial instruments designated as cash flow hedges	—	—	—	—	95	—	—	—	95
Unrealized loss on marketable securities	—	—	—	—	(12)	—	—	—	(12)
Actuarial valuation gain (loss) and related amortization, plan amendment, curtailment, prior service credit amortization and foreign currency and other adjustments on defined benefit plans	—	—	—	—	5,011	—	—	—	5,011
Issuance of common stock under stock compensation plans including tax effect	469,937	5	(4,028)	—	—	—	—	—	(4,023)
Issuance of stock under Employee Stock Purchase Plan	40,846	—	263	—	—	(40,846)	397	—	660
Share-based compensation	—	—	18,773	107	—	—	—	—	18,880
Dividends	—	—	—	(77,287)	—	—	—	—	(77,287)
Share repurchases	(2,000,000)	(20)	20	—	—	2,000,000	(44,053)	—	(44,053)
Noncontrolling interest capital distribution	—	—	—	—	—	—	—	(4,075)	(4,075)
Redeemable noncontrolling interest redemption value adjustment	—	—	—	(420)	—	—	—	—	(420)
Balance at January 30, 2016	83,833,937	$838	$468,574	$1,269,775	$(158,054)	56,195,000	$(562,658)	$12,818	$1,031,293
Net earnings	—	—	—	22,761	—	—	—	2,637	25,398
Foreign currency translation adjustment	—	—	—	—	(575)	—	—	(2,057)	(2,632)
Loss on derivative financial instruments designated as cash flow hedges	—	—	—	—	(1,852)	—	—	—	(1,852)
Other-than-temporary-impairment and unrealized loss on marketable securities	—	—	—	—	15	—	—	—	15
Actuarial valuation loss and related amortization, prior service credit amortization and foreign currency and other adjustments on defined benefit plans	—	—	—	—	(923)	—	—	—	(923)
Issuance of common stock under stock compensation plans including tax effect	481,037	6	(3,819)	—	—	—	—	—	(3,813)
Issuance of stock under Employee Stock Purchase Plan	44,486	—	112	—	—	(44,486)	446	—	558
Share-based compensation	—	—	16,698	210	—	—	—	—	16,908
Dividends	—	—	—	(76,997)	—	—	—	—	(76,997)
Share repurchases	(289,968)	(3)	3	—	—	289,968	(3,532)	—	(3,532)
Purchase of redeemable noncontrolling interest	—	—	(1,133)	—	—	—	—	1,133	—
Noncontrolling interest capital distribution	—	—	—	—	—	—	—	(2,759)	(2,759)
Redeemable noncontrolling interest redemption value adjustment	—	—	—	(670)	—	—	—	—	(670)
Balance at January 28, 2017	84,069,492	$841	$480,435	$1,215,079	$(161,389)	56,440,482	$(565,744)	$11,772	$980,994
See accompanying notes to consolidated financial statements.

GUESS?, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended	Year Ended	Year Ended
	Jan 28, 2017	Jan 30, 2016	Jan 31, 2015
Cash flows from operating activities:
Net earnings	$25,398	$84,815	$97,184
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization of property and equipment	67,480	68,588	82,066
Amortization of intangible assets	1,839	2,096	2,994
Share-based compensation expense	16,908	18,880	15,342
Unrealized forward contract gains	(3,157)	(1,937)	(7,949)
Deferred income taxes	408	723	(7,976)
Net (gain) loss on disposition of long-term assets and property and equipment	11,809	(4,255)	23,690
Other items, net	3,495	3,442	(4,447)
Changes in operating assets and liabilities:
Accounts receivable	(10,805)	(5,970)	31,113
Inventories	(57,096)	(2,179)	2,264
Prepaid expenses and other assets	(2,123)	(306)	(8,945)
Accounts payable and accrued expenses	19,054	33,510	(54,847)
Deferred rent and lease incentives	3,117	(3,384)	(5,683)
Other long-term liabilities	(4,871)	(14,594)	(10,980)
Net cash provided by operating activities	71,456	179,429	153,826
Cash flows from investing activities:
Purchases of property and equipment	(90,581)	(83,844)	(71,498)
Proceeds from sale of long-term assets	43,399	—	—
Changes in other assets	(1,009)	2,415	5,298
Proceeds from sale of investments	—	—	5,598
Acquisition of businesses, net of cash acquired	(2,068)	(1,330)	(887)
Net cash settlement of forward contracts	266	9,014	3,658
Net cash used in investing activities	(49,993)	(73,745)	(57,831)
Cash flows from financing activities:
Payment of debt issuance costs	(111)	(1,072)	—
Proceeds from borrowings	21,500	948	1,707
Repayment of capital lease obligations and borrowings	(4,747)	(1,518)	(4,561)
Dividends paid	(76,503)	(76,860)	(77,005)
Purchase of redeemable noncontrolling interest	(4,445)	—	—
Noncontrolling interest capital contribution	2,157	871	—
Noncontrolling interest capital distribution	(2,759)	(4,075)	(355)
Issuance of common stock, net of tax withholdings on vesting of stock awards	(594)	(2,220)	87
Excess tax benefits from share-based compensation	284	239	440
Purchase of treasury stock	(3,532)	(44,053)	—
Net cash used in financing activities	(68,750)	(127,740)	(79,687)
Effect of exchange rates on cash and cash equivalents	(2,064)	(15,947)	(35,770)
Net change in cash and cash equivalents	(49,351)	(38,003)	(19,462)
Cash and cash equivalents at the beginning of the year	445,480	483,483	502,945
Cash and cash equivalents at the end of the year	$396,129	$445,480	$483,483

Supplemental cash flow data:
Interest paid	$1,225	$868	$1,556
Income taxes paid	$24,869	$31,188	$78,122
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
Fiscal Year
The Company operates on a 52/53-week fiscal year calendar, which ends on the Saturday nearest to January 31 of each year. All references herein to “fiscal 2017,” “fiscal 2016” and “fiscal 2015” represent the results of the 52-week fiscal years ended January 28, 2017, January 30, 2016 and January 31, 2015, respectively. References to “fiscal 2018” represent the 53-week fiscal year ending February 3, 2018.
Reclassifications
The Company has made certain reclassifications to prior year amounts to conform to the current period presentation within the accompanying notes to the consolidated financial statements.
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
Use of Estimates
The preparation of the financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the amounts reported in the financial statements and disclosed in the accompanying notes. Significant areas requiring the use of management estimates relate to the accounts receivable allowances, sales return allowances, gift card and loyalty accruals, valuation of inventories, share-based compensation, recoverability of deferred taxes, unrecognized tax benefits, the useful life of assets for depreciation and amortization, evaluation of asset impairment, pension obligations, workers’ compensation and medical self-insurance expense and accruals, litigation reserves and restructuring expense and accruals. Actual results could differ from those estimates.
Business Segment Reporting
Where applicable, the Company reports information about business segments and related disclosures about products and services, geographic areas and major customers. The Company’s businesses are grouped into five reportable segments for management and internal financial reporting purposes: Americas Retail, Europe, Asia, Americas Wholesale and Licensing. Due to changes in the Company’s organizational structure and how its chief operating decision maker (“CODM”) reviews performance and makes capital allocation decisions, the Company determined that certain components of its former Asia operating segment are now separate operating segments based on region which have been aggregated into the Asia reportable segment for disclosure purposes. The Company’s Americas Retail, Europe, Americas Wholesale and Licensing reportable segments remain the same as their respective operating segments. Management evaluates segment performance based primarily on revenues and earnings (loss) from operations before restructuring charges, if any. The Company believes this segment reporting reflects how its business segments are managed and how each segment’s performance is evaluated by the Company’s CODM to assess performance and make resource allocation decisions. The Americas Retail segment includes the Company’s retail and e-commerce operations in North and Central America and its retail operations in South America. The Europe segment includes the Company’s retail, e-commerce and wholesale operations in Europe and the Middle East. The Asia segment includes the Company’s retail, e-commerce and wholesale operations in Asia. The Americas

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Wholesale segment includes the Company’s wholesale operations in the Americas. The Licensing segment includes the worldwide licensing operations of the Company. The business segment operating results exclude corporate overhead costs, which consist of shared costs of the organization, and restructuring charges. These costs are presented separately and generally include, among other things, the following unallocated corporate costs: accounting and finance, executive compensation, facilities, global advertising and marketing, human resources, information technology and legal. Information regarding these segments is summarized in Note 17.
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
Net Royalty Revenue
Royalty revenue is based upon a percentage, as defined in the underlying agreement, of the licensee’s actual net sales or minimum net sales, whichever is greater. The Company may receive special payments in consideration of the grant of license rights. These payments are recognized ratably as revenue over the term of the license agreement. The unrecognized portion of upfront payments is included in deferred royalties in accrued expenses and other long-term liabilities depending on the short or long-term nature of the payments to be recognized. As of January 28, 2017, the Company had $6.1 million and $16.4 million of deferred royalties included in accrued expenses and other long-term liabilities, respectively. This compares to $14.0 million and $16.0 million of deferred royalties included in accrued expenses and other long-term liabilities, respectively, at January 30, 2016.
Gift Cards
Gift card breakage is income recognized due to the non-redemption of a portion of gift cards sold by the Company for which a liability was recorded in prior periods. Gifts cards are mainly used in the U.S. and Canada. The Company issues its gift cards in the U.S. and Canada through one of its subsidiaries and is not required by law to escheat the value of unredeemed gift cards to the state in which the subsidiary is domiciled. Estimated breakage amounts are accounted for under the redemption recognition method and are classified as additional net revenues as the gift cards are redeemed. The Company’s gift card breakage rate is approximately 5.7% and 4.4% for the U.S. retail business and Canadian retail business, respectively, based upon historical redemption patterns, which represents the cumulative estimated amount of gift card breakage from the inception of the electronic gift card program in late 2002. Based upon historical redemption trends, the Company recognizes estimated gift card breakage as a component of net revenue in proportion to actual gift card redemptions, over the period that remaining gift card values are redeemed. In fiscal 2017, fiscal 2016 and fiscal 2015, the Company recognized $0.8 million, $0.5 million and $1.1 million of gift card breakage to revenue, respectively. Any future revisions to the estimated breakage rate may result in changes in the amount of breakage income recognized in future periods.
Loyalty Programs
The Company has customer loyalty programs in North America, Europe and Asia which cover all of its brands. Under certain of the programs, primarily in North America, customers accumulate points based on purchase activity. Once a loyalty program member achieves a certain point level, the member earns awards that may only be redeemed for merchandise. Unredeemed points generally expire after six months without additional purchase activity and unredeemed awards generally expire after two months. The Company uses historical redemption rates to estimate the value of future award redemptions which are accrued in current liabilities and recorded as a reduction of net revenue in the period which the related revenue is recognized. The aggregate dollar value of the loyalty program

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

accruals included in accrued expenses was $4.0 million and $4.6 million as of January 28, 2017 and January 30, 2016, respectively. Future revisions to the estimated liability may result in changes to net revenue.
Classification of Certain Costs and Expenses
The Company includes inbound freight charges, purchasing costs and related overhead, retail store occupancy costs, including rent and depreciation, and a portion of the Company’s distribution costs related to its direct-to-consumer business in cost of product sales. Distribution costs related primarily to the wholesale business are included in selling, general and administrative (“SG&A”) expenses and amounted to $22.6 million, $23.2 million and $27.9 million for fiscal 2017, fiscal 2016 and fiscal 2015, respectively. The Company also includes store selling, selling and merchandising, advertising, design and other corporate overhead costs as a component of SG&A expenses.
The Company classifies amounts billed to customers for shipping fees as revenues and classifies costs related to shipping as cost of product sales in the accompanying consolidated statements of income.
Advertising and Marketing Costs
The Company expenses the cost of advertising as incurred. Advertising and marketing expenses charged to operations for fiscal 2017, fiscal 2016 and fiscal 2015 were $37.1 million, $31.6 million and $40.0 million, respectively.
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
In addition, the Company has granted certain nonvested stock awards/units and stock options that require certain minimum performance targets to be achieved in order for these awards to vest. Vesting is also subject to continued service requirements through the vesting date. If the minimum performance targets are not forecasted to be achieved, no expense is recognized during the period.
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
During fiscal 2016, the Company granted certain restricted stock units which vested immediately but were considered contingently returnable as a result of certain service conditions. Compensation expense for these restricted stock units was recognized on a straight-line basis over the implied service period.
Foreign Currency
Foreign Currency Translation Adjustment
The local selling currency is typically the functional currency for all of the Company’s significant international operations. In accordance with authoritative guidance, assets and liabilities of the Company’s foreign operations are translated from foreign currencies into U.S. dollars at period-end rates, while income and expenses are translated at the weighted average exchange rates for the period. The related translation adjustments are reflected as a foreign currency translation adjustment in accumulated other comprehensive income (loss) within stockholders’ equity. In

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

addition, the Company records foreign currency translation adjustments related to its noncontrolling interests within stockholders’ equity. Periodically, the Company may also use foreign exchange currency contracts to hedge the translation and economic exposures related to its net investments in certain of its international subsidiaries (see below). Changes in the fair values of these foreign exchange currency contracts, designated as net investment hedges, are recorded in foreign currency translation adjustment as a component of accumulated other comprehensive income (loss) within stockholders’ equity. The total foreign currency translation adjustment decreased stockholders’ equity by $2.6 million, from an accumulated foreign currency translation loss of $162.1 million as of January 30, 2016 to an accumulated foreign currency translation loss of $164.7 million as of January 28, 2017.
Foreign Currency Transaction Gains and Losses
Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency, including gains and losses on foreign exchange currency contracts (see below), are included in the consolidated statements of income. Net foreign currency transaction gains included in the determination of net earnings were $3.6 million, $10.0 million and $13.8 million for fiscal 2017, fiscal 2016 and fiscal 2015, respectively.
Derivatives
Foreign Exchange Currency Contracts
The Company operates in foreign countries, which exposes it to market risk associated with foreign currency exchange rate fluctuations. Various transactions that occur primarily in Europe, Canada, South Korea and Mexico are denominated in U.S. dollars, British pounds and Russian roubles and thus are exposed to earnings risk as a result of exchange rate fluctuations when converted to their functional currencies. These types of transactions include U.S. dollar denominated purchases of merchandise and U.S. dollar and British pound denominated intercompany liabilities. In addition, certain operating expenses, tax liabilities and pension-related liabilities are denominated in Swiss francs and are exposed to earnings risk as a result of exchange rate fluctuations when converted to the functional currency. The Company has entered into certain forward contracts to hedge the risk of a portion of these anticipated foreign currency transactions against foreign currency rate fluctuations. The Company has elected to apply the hedge accounting rules in accordance with authoritative guidance for certain of these hedges. The Company does not hedge all transactions denominated in foreign currency. The Company may also hedge the translation and economic exposures related to its net investments in certain of its international subsidiaries.
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

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Income Taxes
The Company uses the asset and liability method of accounting for income taxes. Under this method, deferred income taxes are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to be applied to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recorded when management believes it is more likely than not that the results of operations will not generate sufficient taxable earnings to realize certain net deferred tax assets.
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
Comprehensive Income (Loss)
Comprehensive income (loss) consists of net earnings, foreign currency translation adjustments, the effective portion of the change in the fair value of cash flow hedges, unrealized and realized gains or losses and other-than-temporary-impairment on available-for-sale securities and defined benefit plan impact from actuarial valuation gains or losses and related amortization, plan amendment, prior service credit or cost amortization and curtailment. Comprehensive income (loss) is presented in the consolidated statements of comprehensive income (loss).

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
The Company periodically evaluates investment securities for other-than-temporary-impairment using both qualitative and quantitative criteria such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and the Company’s ability and intent to hold the investment for a period of time which may be sufficient for anticipated recovery in market value. Other-than-temporary-impairment is recognized in net earnings as part of other income and expense in the period which the unrealized losses are deemed other than temporary. During fiscal 2017, the Company determined that its available-for-sale securities were fully impaired and recognized minimal other-than-temporary-impairment in other expense.
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
The Company is also exposed to concentrations of credit risk through its accounts receivable balances. The Company extends credit to corporate customers based upon an evaluation of the customer’s financial condition and credit history and generally requires no collateral but does obtain credit insurance when considered appropriate. As of January 28, 2017, approximately 51% of the Company’s total net trade accounts receivable and 67% of its European net trade receivables were subject to credit insurance coverage, certain bank guarantees or letters of credit for collection purposes. The Company’s credit insurance coverage contains certain terms and conditions specifying deductibles and annual claim limits. The Company maintains allowances for doubtful accounts for estimated losses that result from the inability of its wholesale customers to make their required payments. The Company bases its allowances on analysis of the aging of accounts receivable at the date of the financial statements, assessments of historical collection trends, an evaluation of the impact of current economic conditions and whether the Company has obtained credit insurance or other guarantees. The Company’s corporate customers are principally located throughout Europe, the Americas and Asia. Management performs regular evaluations concerning the ability of its customers to satisfy their obligations and records a provision for doubtful accounts based on these evaluations. The Company’s credit losses for the periods presented were immaterial and did not significantly exceed management’s estimates. The Company’s two largest wholesale customers accounted for a total of approximately 2.7%, 3.4% and 3.6% of the Company’s consolidated net revenue in fiscal 2017, fiscal 2016 and fiscal 2015, respectively.
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

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Depreciation and Amortization
Depreciation and amortization of property and equipment and purchased intangibles are provided using the straight-line method over the following useful lives:

Building and building improvements	10 to 39 years
Land improvements	5 years
Furniture, fixtures and equipment	2 to 10 years
Purchased intangibles	4 to 20 years
Leasehold improvements are amortized over the lesser of the estimated useful life of the asset or the term of the lease, including reasonably assured renewal periods. Construction in progress is not depreciated until the related asset is completed and placed in service.
Long-Lived Assets
Long-lived assets, such as property and equipment, and purchased intangibles subject to amortization, are reviewed for impairment quarterly or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The majority of the Company’s long-lived assets relate to its retail operations which consist mainly of regular retail and flagship locations. The Company considers each individual regular retail location as an asset group for impairment testing, which is the lowest level at which individual cash flows can be identified. The asset group includes leasehold improvements, furniture, fixtures and equipment, computer hardware and software and certain long-term security deposits and lease acquisition costs. The Company reviews regular retail locations in penetrated markets for impairment risk once the locations have been opened for at least one year in their current condition, or sooner as changes in circumstances require. The Company believes that waiting one year allows a location to reach a maturity level where a more comprehensive analysis of financial performance can be performed. The Company evaluates impairment risk for regular retail locations in new markets, where the Company is in the early stages of establishing its presence, once brand awareness has been established. The Company also evaluates impairment risk for retail locations that are expected to be closed in the foreseeable future. The Company has flagship locations which are used as a regional marketing tool to build brand awareness and promote the Company’s current product. Impairment for these locations is tested at a reporting unit level similar to goodwill (see below) since they do not have separately identifiable cash flows.
An asset is considered to be impaired if the Company determines that the carrying value may not be recoverable based upon its assessment of the asset’s ability to continue to generate earnings from operations and positive cash flow in future periods or if significant changes in the Company’s strategic business objectives and utilization of the assets occurred. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the estimated fair value, which is determined based on discounted future cash flows. The impairment loss calculations require management to apply judgment in estimating future cash flows and the discount rates that reflect the risk inherent in future cash flows. Future expected cash flows for assets in regular retail locations are based on management’s estimates of future cash flows over the remaining lease period or expected life, if shorter. For expected location closures, the Company will evaluate whether it is necessary to shorten the useful life for any of the assets within the respective asset group. The Company will use this revised useful life when estimating the asset group’s future cash flows. The Company considers historical trends, expected future business trends and other factors when estimating the future cash flow for each regular retail location. The Company also considers factors such as: the local environment for each regular retail location, including mall traffic and competition; the Company’s ability to successfully implement strategic initiatives; and the ability to control variable costs such as cost of sales and payroll and, in some cases, renegotiate lease costs. The estimated cash flows used for this nonrecurring fair value measurement are considered a Level 3 input as defined in Note 20. If actual results are not consistent with the assumptions and judgments used in estimating future cash flows and asset fair values, there may be additional exposure to future impairment losses that could be material to the Company’s results of operations.
See Note 5 for further details on asset impairment charges.

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Goodwill
Goodwill is tested annually for impairment or more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. This determination is made at the reporting unit level which may be either an operating segment or one level below an operating segment if discrete financial information is available. Two or more reporting units within an operating segment may be aggregated for impairment testing if they have similar economic characteristics. The Company has identified its Americas Retail segment, its Americas Wholesale segment, its European wholesale and European retail components of its Europe segment and its China retail component of its Asia segment as reporting units for goodwill impairment testing. In accordance with authoritative guidance, the Company may first assess qualitative factors relevant in determining whether it is more likely than not that the fair value of its reporting units are less than their carrying amounts. Based on this analysis, the Company may determine whether it is necessary to perform a quantitative impairment test. If it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the amount of any impairment loss to be recognized for that reporting unit is determined using two steps. First, the Company determines the fair value of the reporting unit using a discounted cash flow analysis, which requires unobservable inputs (Level 3) within the fair value hierarchy as defined in Note 20. These inputs include selection of an appropriate discount rate and the amount and timing of expected future cash flows. Second, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill and other intangibles over the implied fair value. The implied fair value is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation, in accordance with authoritative guidance.
Other Assets
Other assets mainly relate to the Company’s investments in insurance policies held in rabbi trusts to fund expected obligations arising under its non-qualified supplemental executive retirement and deferred compensation plans. Refer to Notes 12 and 15 for further information regarding these investments.
In addition, other assets also relate to security and key money deposits to secure prime retail store locations and receivables related to refundable value-added tax payments mainly from European taxing authorities.
During fiscal 2017, the Company sold its minority interest equity holding in a privately-held boutique apparel company for net proceeds of approximately $34.8 million, which resulted in a gain of approximately $22.3 million which was recorded in other income.
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

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
(2) New Accounting Guidance
Changes in Accounting Policies
In February 2015, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance which modifies existing consolidation guidance for reporting organizations that are required to evaluate whether they should consolidate certain legal entities. The Company adopted this guidance effective January 31, 2016. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements or related disclosures.
In April 2015, the FASB issued authoritative guidance to simplify the presentation of debt issuance costs by requiring such costs to be presented as a deduction from the corresponding debt liability. The Company adopted this guidance effective January 31, 2016. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements or related disclosures.
In April 2015, the FASB issued authoritative guidance which provides clarification on accounting for cloud computing arrangements which include a software license. The Company adopted this guidance effective January 31, 2016. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements or related disclosures.
In May 2015, the FASB issued authoritative guidance which eliminates the disclosure requirement to categorize investments within the fair value hierarchy that are measured at fair value using the net asset value per share practical expedient. The Company adopted this guidance effective January 31, 2016. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements or related disclosures.
In September 2015, the FASB issued authoritative guidance that eliminates the requirement for an acquirer in a business combination to account for measurement-period adjustments retrospectively. The Company adopted this guidance effective January 31, 2016. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements or related disclosures.
Recently Issued Accounting Guidance
In May 2014, the FASB issued a comprehensive new revenue recognition standard which will supersede previous existing revenue recognition guidance. The standard creates a five-step model for revenue recognition that requires companies to exercise judgment when considering contract terms and relevant facts and circumstances. The five-step model includes (1) identifying the contract, (2) identifying the separate performance obligations in the contract, (3) determining the transaction price, (4) allocating the transaction price to the separate performance obligations and (5) recognizing revenue when each performance obligation has been satisfied. The standard also requires expanded disclosures surrounding revenue recognition. During fiscal 2017, the FASB issued additional clarification guidance on the new revenue recognition standard which also included certain scope improvements and practical expedients. The standard (including clarification guidance issued) is effective for fiscal periods beginning after December 15, 2017, which will be the Company’s first quarter of fiscal 2019, and allows for either full retrospective or modified retrospective adoption. Early adoption is permitted for fiscal periods beginning after December 15, 2016, which will be the Company’s first quarter of fiscal 2018. The Company plans to adopt this guidance using the modified retrospective method beginning in the first quarter of fiscal 2019. The Company is continuing to evaluate the impact of the adoption of this standard on its consolidated financial statements and related disclosures, but based on its

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

current review, the more significant changes that the Company has identified relate to the classification and timing of when revenue is recognized from its licensing business, loyalty programs and gift card breakage.
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
In March 2016, the FASB issued authoritative guidance to simplify the accounting for certain aspects of share-based compensation. This guidance addresses the accounting for income tax effects at award settlement, the use of an expected forfeiture rate to estimate award cancellations prior to the vesting date and the presentation of excess tax benefits and shares surrendered for tax withholdings on the statement of cash flows. This guidance requires all income tax effects of awards to be recognized in the income statement when the awards vest or are settled which is a change from the current guidance that requires such activity to be recorded in paid-in capital within stockholder’s equity. This guidance will be applied prospectively and may create volatility in the Company’s effective tax rate when adopted depending largely on future events and other factors which may include the Company’s stock price, timing of stock option exercises, the value realized upon vesting or exercise of shares compared to the grant date fair value of those shares and any employee terminations. This guidance also eliminates the requirement to estimate forfeitures, but rather provides for an election that would allow entities to account for forfeitures as they occur. The Company plans to adopt this election beginning in the first quarter of fiscal 2018 using the modified retrospective method and expects that the impact from recording forfeitures as they occur as well as the cumulative adjustment to retained earnings resulting from adoption will not be material. This guidance also changes the presentation of excess tax benefits from a financing activity to an operating activity in the statement of cash flows. The Company plans to adopt this retrospectively and does not expect a material impact on its consolidated statements of cash flows. This guidance is effective for fiscal years beginning after December 15, 2016, which will be the Company’s first quarter of fiscal 2018, with early adoption permitted.
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

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
In November 2016, the FASB issued authoritative guidance related to the presentation of restricted cash in the statement of cash flows. This guidance requires that the statement of cash flows reconcile the change during the period in total cash, cash equivalents and restricted cash. This guidance is effective for fiscal years beginning after December 15, 2017, which will be the Company’s first quarter of fiscal 2019, and requires retrospective adoption, with early adoption permitted. Other than this change in presentation within the Company’s consolidated statements of cash flows, the adoption of this guidance is not expected to have an impact on the Company’s consolidated financial statements or related disclosures.
In January 2017, the FASB issued authoritative guidance to simplify the testing for goodwill impairment by removing step two from the goodwill testing. Under current guidance, if the fair value of a reporting unit is lower than its carrying amount (step one), an entity would calculate an impairment charge by comparing the implied fair value of goodwill with its carrying amount (step two). The implied fair value of goodwill was calculated by deducting the fair value of the assets and liabilities of the respective reporting unit from the reporting unit’s fair value as determined under step one. This guidance instead provides that an impairment charge should be recognized based on the difference between a reporting unit’s fair value and its carrying value. This guidance also does not require a qualitative test to be performed on reporting units with zero or negative carrying amounts. However, entities need to disclose any reporting units with zero or negative carrying amounts that have goodwill and the amount of goodwill allocated to each. This guidance is effective for fiscal years beginning after December 15, 2019, which will be the Company’s first quarter of fiscal 2021, with early adoption permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements or related disclosures.
In March 2017, the FASB issued authoritative guidance related to the presentation of net periodic pension cost in the income statement. This guidance requires that the service cost component of net periodic pension cost is presented in the same line as other compensation costs arising from services rendered by the respective employees during the period. The other components of net periodic pension cost are required to be presented in the income statement separately from the service cost component and outside of earnings from operations. This guidance also allows for the service cost component to be eligible for capitalization when applicable. This guidance is effective for fiscal years beginning after December 15, 2017, which will be the Company’s first quarter of fiscal 2019, and requires retrospective adoption for the presentation of the service cost component and other components of net periodic pension cost in the income statement and prospective adoption for capitalization of the service cost component. Early adoption is permitted at the beginning of a fiscal year. The Company is currently evaluating the impact of the adoption of this standard on its consolidated financial statements and related disclosures.

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(3) Accounts Receivable
Accounts receivable is summarized as follows (in thousands):

	Jan 28, 2017	Jan 30, 2016
Trade	$234,690	$223,992
Royalty	19,881	16,443
Other	5,888	15,473
	260,459	255,908
Less allowances	34,922	33,549
	$225,537	$222,359
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
(4) Inventories
Inventories consist of the following (in thousands):

	Jan 28, 2017	Jan 30, 2016
Raw materials	$799	$1,150
Work in progress	78	92
Finished goods	366,504	310,462
	$367,381	$311,704
The above balances include an allowance to write down inventories to the lower of cost or market of $19.4 million and $15.9 million as of January 28, 2017 and January 30, 2016, respectively.
(5) Property and Equipment
Property and equipment is summarized as follows (in thousands):

	Jan 28, 2017	Jan 30, 2016
Land and land improvements	$2,750	$2,750
Building and building improvements	47,673	29,501
Leasehold improvements	367,294	354,524
Furniture, fixtures and equipment	353,843	343,537
Construction in progress	13,163	7,307
Properties under capital lease	—	18,421
	784,723	756,040
Less accumulated depreciation and amortization	541,718	500,696
	$243,005	$255,344
During the fourth quarter of fiscal 2016, the Company purchased, for approximately $28.8 million, the facility that houses its U.S. distribution center.
Construction in progress represents the costs associated with the construction in progress of leasehold improvements to be used in the Company’s operations, primarily for new and remodeled stores in retail operations.
The Company leased a building in Florence, Italy under a capital lease which provided for minimum lease payments through May 1, 2016, at which point, the title of the building was transferred to the Company. The accumulated depreciation and amortization related to the property under the capital lease was approximately $6.2

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

million as of January 30, 2016 and was included in depreciation expense when recognized. See Note 8 for information regarding the associated capital lease obligation.
Impairment
The Company recorded asset impairment charges of $34.4 million, $2.3 million and $24.8 million for fiscal 2017, fiscal 2016 and fiscal 2015, respectively. The asset impairment charges related primarily to the impairment of certain retail locations in North America resulting from under-performance and expected store closures during each of the respective periods. Refer to Note 17 for more information regarding asset impairment charges by segment.
Impairments to long-lived assets are summarized as follows (in thousands):

	Jan 28, 2017	Jan 30, 2016
Aggregate carrying value of all long-lived assets impaired	$36,103	$2,469
Less asset impairment charges	34,385	2,287
Aggregate remaining fair value of all long-lived assets impaired	$1,718	$182
The Company’s impairment evaluations included testing of 255 retail locations and 122 retail locations during fiscal 2017 and fiscal 2016, respectively, which were deemed to have impairment indicators. The Company concluded that 148 retail locations and 22 retail locations, respectively, were determined to be impaired, as the carrying amounts of the assets exceeded their estimated fair values (determined based on discounted cash flows) at each of the respective dates. Refer to Note 1 for a description of other assumptions that management considers in estimating the future discounted cash flows. If actual results are not consistent with the assumptions and judgments used in estimating future cash flows and asset fair values, there may be additional exposure to future impairment losses that could be material to the Company’s results of operations.
(6) Goodwill and Intangible Assets
Goodwill activity is summarized by business segment as follows (in thousands):

	Americas Retail	Europe	Asia	Americas Wholesale	Total
Goodwill balance at January 31, 2015	$1,749	$22,415	$—	$9,969	$34,133
Adjustments:
Acquisition	—	269	—	—	269
Translation adjustments	(56)	(925)	—	(9)	(990)
Goodwill balance at January 30, 2016	1,693	21,759	—	9,960	33,412
Adjustments:
Acquisition	—	—	933	—	933
Translation adjustments	36	(287)	—	6	(245)
Goodwill balance at January 28, 2017	$1,729	$21,472	$933	$9,966	$34,100
The Company has no accumulated impairment related to goodwill.
From time-to-time, the Company may acquire certain retail locations from its licensees which may result in the recognition of goodwill or other intangible assets. During fiscal 2017, the Company recognized goodwill of approximately $0.9 million related to the acquisition of 12 retail locations from five of its Asian licensees. During fiscal 2016, the Company recognized goodwill of approximately $0.3 million related to the acquisition of a retail location from one of its European licensees.
Other intangible assets as of January 28, 2017 consisted primarily of lease and license acquisition costs related to European acquisitions. Gross intangible assets were $29.7 million and $29.6 million as of January 28, 2017 and January 30, 2016, respectively. The accumulated amortization of intangible assets with finite useful lives was $23.2 million and $22.3 million for the years ended January 28, 2017 and January 30, 2016, respectively. For these assets, amortization expense over the next five years is expected to be approximately $1.4 million in fiscal 2018, $1.0 million in fiscal 2019, $0.8 million in fiscal 2020, $0.8 million in fiscal 2021 and $0.7 million in fiscal 2022.

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(7) Accrued Expenses
Accrued expenses are summarized as follows (in thousands):

	Jan 28, 2017	Jan 30, 2016
Accrued compensation and benefits	$50,954	$58,861
Sales and use taxes, property taxes and other indirect taxes	22,480	25,504
Store credits, loyalty and gift cards	9,519	10,768
Professional and legal fees	7,982	10,548
Deferred royalties and other revenue	7,891	14,252
Advertising	7,746	9,578
Accrued rent	6,342	1,461
Construction costs	4,210	2,276
Retail sales returns allowance	2,723	2,445
Restructuring charges	180	—
Other	15,244	9,837
	$135,271	$145,530
(8) Borrowings and Capital Lease Obligations
Borrowings and capital lease obligations are summarized as follows (in thousands):

	Jan 28, 2017	Jan 30, 2016
Mortgage debt, maturing monthly through January 2026	$20,889	$—
European capital lease, matured quarterly through May 2016	—	4,024
Other	3,159	2,318
	24,048	6,342
Less current installments	566	4,024
Long-term debt	$23,482	$2,318
Mortgage Debt
On February 16, 2016, the Company entered into a ten-year $21.5 million real estate secured loan (the “Mortgage Debt”). The Mortgage Debt is secured by the Company’s U.S. distribution center based in Louisville, Kentucky and provides for monthly principal and interest payments based on a 25-year amortization schedule, with the remaining principal balance and any accrued and unpaid interest due at maturity. Outstanding principal balances under the Mortgage Debt bear interest at the one-month LIBOR rate plus 1.5%. As of January 28, 2017, outstanding borrowings under the Mortgage Debt, net of debt issuance costs of $0.1 million, were $20.9 million.
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
On February 16, 2016, the Company also entered into a separate interest rate swap agreement, designated as a cash flow hedge, that resulted in a swap fixed rate of approximately 3.06%. This interest rate swap agreement matures in January 2026 and converts the nature of the Mortgage Debt from LIBOR floating-rate debt to fixed-rate debt. The fair value of the interest rate swap asset as of January 28, 2017 was approximately $0.9 million.

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Credit Facilities
On June 23, 2015, the Company entered into a five-year senior secured asset-based revolving credit facility with Bank of America, N.A. and the other lenders party thereto (the “Credit Facility”). The Credit Facility provides for a borrowing capacity in an amount up to $150 million, including a Canadian sub-facility up to $50 million, subject to a borrowing base. Based on applicable accounts receivable, inventory and eligible cash balances as of January 28, 2017, the Company could have borrowed up to $146 million under the Credit Facility. The Credit Facility has an option to expand the borrowing capacity by up to $150 million subject to certain terms and conditions, including the willingness of existing or new lenders to assume such increased amount. The Credit Facility is available for direct borrowings and the issuance of letters of credit, subject to certain letters of credit sublimits, and may be used for working capital and other general corporate purposes.
All obligations under the Credit Facility are unconditionally guaranteed by the Company and the Company’s existing and future domestic and Canadian subsidiaries, subject to certain exceptions, and are secured by a first priority lien on substantially all of the assets of the Company and such domestic and Canadian subsidiaries, as applicable.
Direct borrowings under the Credit Facility made by the Company and its domestic subsidiaries shall bear interest at the U.S. base rate plus an applicable margin (varying from 0.25% to 0.75%) or at LIBOR plus an applicable margin (varying from 1.25% to 1.75%). The U.S. base rate is based on the greater of (i) the U.S. prime rate, (ii) the federal funds rate, plus 0.5%, and (iii) LIBOR for a 30 day interest period, plus 1.0%. Direct borrowings under the Credit Facility made by the Company’s Canadian subsidiaries shall bear interest at the Canadian prime rate plus an applicable margin (varying from 0.25% to 0.75%) or at the Canadian BA rate plus an applicable margin (varying from 1.25% to 1.75%). The Canadian prime rate is based on the greater of (i) the Canadian prime rate, (ii) the Bank of Canada overnight rate, plus 0.5%, and (iii) the Canadian BA rate for a one month interest period, plus 1.0%. The applicable margins are calculated quarterly and vary based on the average daily availability of the aggregate borrowing base. The Company is also obligated to pay certain commitment, letter of credit and other fees customary for a credit facility of this size and type. As of January 28, 2017, the Company had $1.0 million in outstanding standby letters of credit, $1.7 million outstanding documentary letters of credit and no outstanding borrowings under the Credit Facility.
The Credit Facility requires the Company to comply with a fixed charge coverage ratio on a trailing four-quarter basis if a default or an event of default occurs under the Credit Facility or generally if borrowings exceed 80% of the borrowing base. In addition, the Credit Facility contains customary covenants, including covenants that limit or restrict the Company and certain of its subsidiaries’ ability to: incur liens, incur indebtedness, make investments, dispose of assets, make certain restricted payments, merge or consolidate and enter into certain transactions with affiliates. Upon the occurrence of an event of default under the Credit Facility, the lenders may cease making loans, terminate the Credit Facility and declare all amounts outstanding to be immediately due and payable. The Credit Facility specifies a number of events of default (some of which are subject to applicable grace or cure periods), including, among other things, non-payment defaults, covenant defaults, cross-defaults to other material indebtedness, bankruptcy and insolvency defaults and material judgment defaults. The Credit Facility allows for both secured and unsecured borrowings outside of the Credit Facility up to specified amounts.
The Company, through its European subsidiaries, maintains short-term uncommitted borrowing agreements, primarily for working capital purposes, with various banks in Europe. The majority of the borrowings under these agreements are secured by specific accounts receivable balances. Based on the applicable accounts receivable balances as of January 28, 2017, the Company could have borrowed up to $72.3 million under these agreements. As of January 28, 2017, the Company had no outstanding borrowings or outstanding documentary letters of credit under these agreements. The agreements are denominated primarily in euros and provide for annual interest rates ranging from 0.5% to 5.0%. The maturities of any short-term borrowings under these arrangements are generally linked to the credit terms of the underlying accounts receivable that secure the borrowings. With the exception of one facility for up to $37.4 million that has a minimum net equity requirement, there are no other financial ratio covenants.

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Other
From time-to-time, the Company will obtain other financing in foreign countries for working capital to finance its local operations.
Maturities of the Company’s debt as of January 28, 2017 are as follows (in thousands):

Total
Fiscal 2018	$625
Fiscal 2019	1,271
Fiscal 2020	1,933
Fiscal 2021	1,756
Fiscal 2022	659
Thereafter	17,904
Total principal payments	24,148
Less unamortized debt issuance costs	100
Total debt	$24,048
(9) Restructuring Charges
During the first quarter of fiscal 2017, the Company implemented a global cost reduction and restructuring plan to better align its global cost and organizational structure with its current strategic initiatives. This plan included the consolidation and streamlining of the Company’s business processes and a reduction in its global workforce and other expenses. These actions resulted in restructuring charges related primarily to cash-based severance costs of $6.1 million during fiscal 2017. The Company does not expect significant future cash-based severance charges to be incurred as the actions under this plan were substantially completed during fiscal 2017. As of January 28, 2017, the Company had a balance of approximately $0.2 million in accrued expenses for amounts expected to be paid during fiscal 2018.
The following table summarizes restructuring activities related primarily to severance during fiscal 2017 (in thousands):

Total
Balance at January 30, 2016	$—
Charges to operations	6,083
Cash payments	(6,003)
Foreign currency and other adjustments	100
Balance at January 28, 2017	$180
During fiscal 2017, the Company also incurred an estimated exit tax charge of approximately $1.9 million related to its reorganization in Europe as a result of the global cost reduction and restructuring plan. The exit tax charge has not been finalized with the local authorities and actual amounts could differ significantly from these estimates as negotiations are completed.

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(10) Comprehensive Income (Loss)
The changes in accumulated other comprehensive income (loss), net of related income taxes, for fiscal 2017, fiscal 2016 and fiscal 2015 are as follows (in thousands):

	Foreign Currency Translation Adjustment	Derivative Financial Instruments Designated as Cash Flow Hedges	Marketable Securities	Defined Benefit Plans	Total
Balance at February 1, 2014	$(7,003)	$(113)	$103	$(6,788)	$(13,801)
Gains (losses) arising during the period	(114,566)	6,734	(52)	(6,356)	(114,240)
Reclassification to net earnings for (gains) losses realized	—	536	(54)	494	976
Net other comprehensive income (loss)	(114,566)	7,270	(106)	(5,862)	(113,264)
Balance at January 31, 2015	$(121,569)	$7,157	$(3)	$(12,650)	$(127,065)
Gains (losses) arising during the period	(36,083)	7,944	(12)	5,468	(22,683)
Reclassification to net earnings for gains realized	—	(7,849)	—	(457)	(8,306)
Net other comprehensive income (loss)	(36,083)	95	(12)	5,011	(30,989)
Balance at January 30, 2016	$(157,652)	$7,252	$(15)	$(7,639)	$(158,054)
Gains (losses) arising during the period	(575)	1,059	(1)	(1,162)	(679)
Reclassification to net earnings for (gains) losses realized	—	(2,911)	16	239	(2,656)
Net other comprehensive income (loss)	(575)	(1,852)	15	(923)	(3,335)
Balance at January 28, 2017	$(158,227)	$5,400	$—	$(8,562)	$(161,389)

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Details on reclassifications out of accumulated other comprehensive income (loss) to net earnings during fiscal 2017, fiscal 2016 and fiscal 2015 are as follows (in thousands):

				Location of (Gain) Loss Reclassified from Accumulated OCI into Earnings
	Year Ended Jan 28, 2017	Year Ended Jan 30, 2016	Year Ended Jan 31, 2015
Derivative financial instruments designated as cash flow hedges:
Foreign exchange currency contracts	$(3,518)	$(8,314)	$272	Cost of product sales
Foreign exchange currency contracts	(301)	(833)	(165)	Other income/expense
Interest rate swap	216	—	—	Interest expense
Less income tax effect	692	1,298	429	Income tax expense
	(2,911)	(7,849)	536
Marketable securities:
Available-for-sale securities	25	—	(87)	Other income/expense
Less income tax effect	(9)	—	33	Income tax expense
	16	—	(54)
Defined benefit plans:
Actuarial loss amortization	341	924	1,002	(1)
Prior service credit amortization	(28)	(97)	(233)	(1)
Curtailment	—	(1,651)	—	(1)
Less income tax effect	(74)	367	(275)	Income tax expense
	239	(457)	494
Total reclassifications during the period	$(2,656)	$(8,306)	$976
________________________________________________________________________

(1)	These accumulated other comprehensive income (loss) components are included in the computation of net periodic defined benefit pension cost. Refer to Note 12 for further information.
(11) Income Taxes
Income tax expense (benefit) is summarized as follows (in thousands):

	Year Ended	Year Ended	Year Ended
	Jan 28, 2017	Jan 30, 2016	Jan 31, 2015
Federal:
Current	$8,212	$23,618	$37,802
Deferred	(636)	4,038	(8,566)
State:
Current	2,537	3,864	6,242
Deferred	(1,000)	(296)	(3,262)
Foreign:
Current	17,055	14,259	9,756
Deferred	2,044	(3,019)	3,852
Total	$28,212	$42,464	$45,824
Except where required by U.S. tax law, no provision was made for U.S. income taxes on the undistributed earnings of the foreign subsidiaries as the Company intends to utilize those earnings in the foreign operations for an indefinite period of time or repatriate such earnings only when tax-effective to do so. The portion of accumulated

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

undistributed earnings of foreign subsidiaries as of January 28, 2017 and January 30, 2016 was approximately $780 million and $797 million, respectively.
Actual income tax expense differs from expected income tax expense obtained by applying the statutory federal income tax rate to earnings before income taxes as follows (in thousands):

	Year Ended	Year Ended	Year Ended
	Jan 28, 2017	Jan 30, 2016	Jan 31, 2015
Computed “expected” tax expense	$18,763	$44,547	$50,053
State taxes, net of federal benefit	999	2,320	1,937
Non-U.S. tax expense less than federal statutory tax rate (1)	(1,539)	(6,991)	(5,955)
Cumulative valuation reserve (2)	6,830	—	—
Valuation reserve (3)	5,841	3,024	3,284
Unrecognized tax benefit	556	1,123	471
Net tax settlements	1,894	—	—
Sale of minority interest investment	(2,316)	—	—
Estimated exit tax charge	1,911	—	—
Prior year tax adjustments	(1,790)	(2,944)	(2,955)
Non-deductible permanent difference	(2,284)	1,295	339
Other	(653)	90	(1,350)
Total	$28,212	$42,464	$45,824
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

(2)
Amounts represent valuation reserves resulting from jurisdictions where there have been cumulative net operating losses, limiting the Company’s ability to consider other subjective evidence to continue to recognize the existing deferred tax assets.

(3)	Amounts relate primarily to valuation reserves on non-cumulative net operating losses or other deferred tax assets arising during the respective period.
Total income tax expense (benefit) is allocated as follows (in thousands):

	Year Ended	Year Ended	Year Ended
	Jan 28, 2017	Jan 30, 2016	Jan 31, 2015
Operations	$28,212	$42,464	$45,824
Stockholders’ equity	1,782	4,668	(660)
Total income tax expense	$29,994	$47,132	$45,164
The tax effects of the components of other comprehensive income (loss) are allocated as follows (in thousands):

	Year Ended	Year Ended	Year Ended
	Jan 28, 2017	Jan 30, 2016	Jan 31, 2015
Derivative financial instruments designated as cash flow hedges	$(864)	$559	$721
Marketable securities	6	(7)	(61)
Defined benefit plans	(21)	2,972	(2,335)
Total income tax expense (benefit)	$(879)	$3,524	$(1,675)

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Total earnings before income tax expense and noncontrolling interests are comprised of the following (in thousands):

	Year Ended	Year Ended	Year Ended
	Jan 28, 2017	Jan 30, 2016	Jan 31, 2015
Domestic operations	$32,944	$90,141	$98,036
Foreign operations	20,666	37,138	44,972
Earnings before income tax expense and noncontrolling interests	$53,610	$127,279	$143,008
The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities as of January 28, 2017 and January 30, 2016 are presented below (in thousands):

	Jan 28, 2017	Jan 30, 2016
Deferred tax assets:
Defined benefit plans	$20,642	$20,654
Rent expense	13,672	12,545
Net operating losses	13,524	8,460
Deferred compensation	12,987	14,729
Excess of book over tax depreciation/amortization	9,018	—
Deferred income	6,213	10,923
Lease incentives	5,545	6,865
Bad debt reserve	2,124	4,515
Uniform capitalization	1,900	1,929
Other	28,265	26,494
Total deferred tax assets	113,890	107,114
Deferred tax liabilities:
Goodwill amortization	(3,654)	(3,629)
Excess of tax over book depreciation/amortization	(189)	(4,259)
Other	(4,544)	(5,029)
Valuation allowance	(23,255)	(10,584)
Net deferred tax assets (1)	$82,248	$83,613
__________________________________________________________________

(1)
As of January 28, 2017, amount includes net deferred tax liabilities of $0.5 million recorded in other long-term liabilities in the Company’s consolidated balance sheet. There were no net deferred tax liabilities recorded separately in the Company’s consolidated balance sheet at January 30, 2016.

Based on the historical earnings of the Company and projections of future taxable earnings in certain jurisdictions, management believes it is more likely than not that the results of operations will not generate sufficient taxable earnings to realize certain net deferred tax assets. Therefore, the Company has recorded a valuation allowance of $23.3 million, which is an increase of $12.7 million from the prior year.
As of January 28, 2017, certain of the Company’s operations had net operating loss carryforwards of $50.2 million. These are comprised of $12.7 million of operating loss carryforwards that have an unlimited carryforward life, $35.4 million of foreign operating loss carryforwards that expire between fiscal 2019 and fiscal 2027 and $2.1 million of state operating loss carryforwards that expire between fiscal 2018 and fiscal 2036. Based on the historical earnings of these operations, management believes that it is more likely than not that some of the operations will not generate sufficient earnings to utilize all of the net operating loss. As of January 28, 2017 and January 30, 2016, the Company had a valuation allowance of $13.9 million and $7.9 million, respectively, related to its net operating loss carryforwards.
The Company and its subsidiaries are subject to U.S. federal and foreign income tax as well as income tax of multiple state and foreign local jurisdictions. From time-to-time, the Company is subject to routine income tax audits on various tax matters around the world in the ordinary course of business. Although the Company has substantially

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

concluded all U.S. federal, foreign, state and foreign local income tax matters for years through fiscal 2012, as of January 28, 2017, several income tax audits were underway in multiple jurisdictions for various periods after fiscal 2012. The Company does not believe that the resolution of open matters will have a material effect on the Company’s financial position or liquidity.
The Company accrues an amount for its estimate of additional income tax liability which the Company, more likely than not, will incur as a result of the ultimate resolution of income tax audits (“uncertain tax positions”). The Company reviews and updates the estimates used in the accrual for uncertain tax positions as more definitive information becomes available from taxing authorities, upon completion of tax audits, upon expiration of statutes of limitation, or upon occurrence of other events.
A reconciliation of the beginning and ending amount of gross unrecognized tax benefit (excluding interest and penalties) is as follows (in thousands):

	Year Ended	Year Ended	Year Ended
	Jan 28, 2017	Jan 30, 2016	Jan 31, 2015
Beginning balance	$12,585	$13,640	$10,900
Additions:
Tax positions related to the prior year	672	496	4,224
Tax positions related to the current year	106	1,516	1,722
Reductions:
Tax positions related to the prior year	(380)	(1,650)	(55)
Tax positions related to the current year	—	(359)	(91)
Settlements	—	(505)	(599)
Expiration of statutes of limitation	—	(553)	(2,461)
Ending balance	$12,983	$12,585	$13,640
The amount of unrecognized tax benefit as of January 28, 2017 includes $12.9 million (net of federal benefit on state issues) which, if ultimately recognized, may reduce our future annual effective tax rate. As of January 28, 2017 and January 30, 2016, the Company had $14.6 million and $13.9 million, respectively, of aggregate accruals for uncertain tax positions, including penalties and interest.
The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company included interest and penalties related to uncertain tax positions of $0.2 million, $0.6 million and $0.3 million in net income tax expense for fiscal 2017, fiscal 2016 and fiscal 2015, respectively. Total interest and penalties related to uncertain tax positions was $1.6 million and $1.3 million for the years ended January 28, 2017 and January 30, 2016, respectively.
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

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
As a non-qualified pension plan, no dedicated funding of the SERP is required; however, the Company has made periodic payments into insurance policies held in a rabbi trust to fund the expected obligations arising under the non-qualified SERP. The amount of any future payments into the insurance policies, if any, may vary depending on investment performance of the trust. The cash surrender values of the insurance policies were $58.6 million and $52.5 million as of January 28, 2017 and January 30, 2016, respectively, and were included in other assets in the Company’s consolidated balance sheets. As a result of changes in the value of the insurance policy investments, the Company recorded unrealized gains (losses) of $6.9 million, $(1.8) million and $2.2 million in other income and expense during fiscal 2017, fiscal 2016 and fiscal 2015, respectively. The Company also recorded realized gains of $0.7 million in other income resulting from payout on the insurance policies during fiscal 2016.
The Company assumed a discount rate of approximately 3.5% for both of the years ended January 28, 2017 and January 30, 2016, as part of the actuarial valuation performed to calculate the projected benefit obligation, based on the timing of cash flows expected to be made in the future to the participants, applied to high quality yield curves. In fiscal 2016, the Company amended the SERP to effectively eliminate any future salary progression by finalizing compensation levels for future benefits. Prior to the amendment, compensation levels utilized in calculating the projected benefit obligation were derived from expected future compensation as outlined in employment contracts in effect at the time. The Company also considers recent updates to the mortality tables and mortality improvement scale published by the Society of Actuaries in developing its best estimate of the expected mortality rates for its plan participants.
As of January 28, 2017, accumulated other comprehensive income (loss) included actuarial losses of $0.2 million that are expected to be amortized and recognized as a component of net periodic defined benefit pension cost in fiscal 2018. Aggregate benefits projected to be paid in the next five fiscal years are approximately $1.7 million in fiscal 2018, $1.7 million in fiscal 2019, $3.7 million in fiscal 2020, $3.9 million in fiscal 2021 and $3.9 million in fiscal 2022. Aggregate benefits projected to be paid in the following five fiscal years amount to $19.4 million.
Swiss Pension Plan
In accordance with local regulations, the Company also maintains a pension plan in Switzerland for certain of its employees. The plan is a government-mandated defined contribution plan that provides employees with a minimum investment return determined annually by the Swiss government, and as such, is treated under pension accounting in accordance with authoritative guidance. The minimum investment return was 1.25% and 1.75% during calendar 2016 and calendar 2015, respectively. Under the plan, both the Company and certain of its employees with annual earnings in excess of government determined amounts are required to make contributions into a fund managed by an independent investment fiduciary. The Company’s contributions must be made in an amount at least equal to the employee’s contribution. Minimum employee contributions are based on the respective employee’s age, salary and gender.

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

During fiscal 2016, the Swiss pension plan was amended to update the conversion rate for future periods. As a result, the projected benefit obligation and prior service cost were reduced by $0.2 million during fiscal 2016.
As of January 28, 2017 and January 30, 2016, actuarial assumptions used by the Company to calculate the projected benefit obligation and the fair value of the plans assets included discount rates of 0.50% and 0.55%, respectively, and expected returns on plan assets of 1.40% for both periods.
As of January 28, 2017, accumulated other comprehensive income (loss) included actuarial losses of $0.3 million that are expected to be amortized and recognized as a component of net periodic defined benefit pension cost in fiscal 2018.
The components of net periodic defined benefit pension cost to comprehensive income (loss) for fiscal 2017, fiscal 2016 and fiscal 2015 related to the Company’s defined benefit plans are as follows (in thousands):

	Year Ended January 28, 2017
	SERP	Swiss Pension Plan	Total
Service cost	$—	$1,544	$1,544
Interest cost	1,839	87	1,926
Expected return on plan assets	—	(185)	(185)
Net amortization of unrecognized prior service credit	—	(28)	(28)
Net amortization of actuarial losses	155	186	341
Net periodic defined benefit pension cost	$1,994	$1,604	$3,598
Unrecognized prior service credit charged to comprehensive income (loss)	$—	$(28)	$(28)
Unrecognized net actuarial loss charged to comprehensive income (loss)	155	186	341
Net actuarial gains (losses)	63	(1,248)	(1,185)
Foreign currency and other adjustments	—	(72)	(72)
Related tax impact	(84)	105	21
Total periodic defined benefit pension cost and other charges to comprehensive income (loss)	$134	$(1,057)	$(923)

	Year Ended January 30, 2016
	SERP	Swiss Pension Plan	Total
Service cost	$—	$1,622	$1,622
Interest cost	1,986	69	2,055
Expected return on plan assets	—	(142)	(142)
Net amortization of unrecognized prior service credit	(97)	—	(97)
Net amortization of actuarial losses	740	184	924
Curtailment gain	(1,651)	—	(1,651)
Net periodic defined benefit pension cost	$978	$1,733	$2,711
Unrecognized prior service credit charged to comprehensive income (loss)	$(97)	$—	$(97)
Unrecognized net actuarial loss charged to comprehensive income (loss)	740	184	924
Curtailment gain	(1,651)	—	(1,651)
Net actuarial gains (losses)	8,707	(341)	8,366
Plan amendment	—	167	167
Foreign currency and other adjustments	—	274	274
Related tax impact	(2,945)	(27)	(2,972)
Total periodic defined benefit pension cost and other charges to comprehensive income (loss)	$4,754	$257	$5,011

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year Ended January 31, 2015
	SERP	Swiss Pension Plan	Total
Service cost	$—	$1,556	$1,556
Interest cost	2,289	247	2,536
Expected return on plan assets	—	(261)	(261)
Net amortization of unrecognized prior service credit	(233)	—	(233)
Net amortization of actuarial losses	938	64	1,002
Net periodic defined benefit pension cost	$2,994	$1,606	$4,600
Unrecognized prior service credit charged to comprehensive income (loss)	$(233)	$—	$(233)
Unrecognized net actuarial loss charged to comprehensive income (loss)	938	64	1,002
Net actuarial losses	(6,142)	(2,824)	(8,966)
Related tax impact	2,080	255	2,335
Total periodic defined benefit pension cost and other charges to comprehensive income (loss)	$(3,357)	$(2,505)	$(5,862)
Included in accumulated other comprehensive income (loss), before tax, as of January 28, 2017 and January 30, 2016 are the following amounts that have not yet been recognized in net periodic defined benefit pension cost (in thousands):

	Jan 28, 2017			Jan 30, 2016
	SERP	Swiss Pension Plan	Total	SERP	Swiss Pension Plan	Total
Unrecognized prior service credit (1) (2)	$—	$(140)	$(140)	$—	$(168)	$(168)
Unrecognized net actuarial loss (1)	8,513	3,775	12,288	8,731	2,641	11,372
Total included in accumulated other comprehensive loss	$8,513	$3,635	$12,148	$8,731	$2,473	$11,204
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

(2)
During fiscal 2016, the Swiss pension plan was amended to update the conversion rate for future periods. As a result, the projected benefit obligation and prior service cost were reduced by $0.2 million during fiscal 2016.

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes the funded status of the Company’s defined benefit plans and the amounts recognized in the Company’s consolidated balance sheets (in thousands):

	Jan 28, 2017			Jan 30, 2016
	SERP	Swiss Pension Plan	Total	SERP	Swiss Pension Plan	Total
Projected benefit obligation	$(53,521)	$(17,624)	$(71,145)	$(53,443)	$(15,215)	$(68,658)
Plan assets at fair value (1)	—	14,113	14,113	—	12,667	12,667
Net liability (2)	$(53,521)	$(3,511)	$(57,032)	$(53,443)	$(2,548)	$(55,991)
________________________________________________________________________

(1)
The SERP is a non-qualified pension plan and hence the insurance policies are not considered to be plan assets. Accordingly, the table above does not include the insurance policies with cash surrender values of $58.6 million and $52.5 million as of January 28, 2017 and January 30, 2016, respectively.

(2)	The net liability was included in accrued expenses and other long-term liabilities in the Company’s consolidated balance sheets depending on the expected timing of payments.
A reconciliation of the changes in the projected benefit obligation for fiscal 2017 and fiscal 2016 is as follows (in thousands):

	Projected Benefit Obligation
	SERP	Swiss Pension Plan	Total
Balance at January 31, 2015	$61,862	$15,070	$76,932
Service cost	—	1,622	1,622
Interest cost	1,986	69	2,055
Plan amendment	—	(167)	(167)
Actuarial (gains) losses	(8,707)	514	(8,193)
Contributions by plan participants	—	1,488	1,488
Payments	(1,698)	(1,850)	(3,548)
Foreign currency and other adjustments	—	(1,531)	(1,531)
Balance at January 30, 2016	$53,443	$15,215	$68,658
Service cost	—	1,544	1,544
Interest cost	1,839	87	1,926
Actuarial (gains) losses	(63)	1,067	1,004
Contributions by plan participants	—	1,805	1,805
Payments	(1,698)	(2,416)	(4,114)
Foreign currency and other adjustments	—	322	322
Balance at January 28, 2017	$53,521	$17,624	$71,145

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The SERP is a non-qualified pension plan and hence the insurance policies are not considered to be plan assets. Accordingly, the table below does not include the insurance policies with cash surrender values of $58.6 million and $52.5 million as of January 28, 2017 and January 30, 2016, respectively. A reconciliation of the changes in plan assets for the Swiss Pension Plan for fiscal 2017 and fiscal 2016 is as follows (in thousands):

Plan Assets
Balance at January 31, 2015	$12,478
Actual return on plan assets	315
Contributions by employer	1,504
Contributions by plan participants	1,488
Payments	(1,850)
Foreign currency and other adjustments	(1,268)
Balance at January 30, 2016	$12,667
Actual return on plan assets	4
Contributions by employer	1,779
Contributions by plan participants	1,805
Payments	(2,416)
Foreign currency and other adjustments	274
Balance at January 28, 2017	$14,113
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
Leases
The Company leases warehouse and administrative facilities, including the Company’s corporate headquarters in Los Angeles, California, from partnerships affiliated with the Marciano Trusts and certain of their affiliates. There were four of these leases in effect as of January 28, 2017 with expiration dates ranging from calendar years 2017 to 2020.
In January 2016, the Company sold an approximately 140,000 square foot parking lot located adjacent to the Company’s corporate headquarters to a partnership affiliated with the Marciano Trusts for a sales price of $7.5 million, which was subsequently collected during fiscal 2017. Concurrent with the sale, the Company entered into a lease agreement to lease back the parking lot from the purchaser. During fiscal 2016, the Company recognized a net gain of approximately $3.4 million in other income as a result of these transactions.
Aggregate rent, common area maintenance charges and property tax expense recorded under these four related party leases for fiscal 2017, fiscal 2016 and fiscal 2015 was $5.0 million, $5.1 million and $5.8 million, respectively. The Company believes that the terms of the related party leases and parking lot sale have not been significantly affected by the fact that the Company and the lessors are related. Refer to Note 14 for more information on lease commitments.
Aircraft Arrangements
The Company periodically charters aircraft owned by MPM Financial, LLC (“MPM Financial”), an entity affiliated with the Marciano Trusts, through informal arrangements with MPM Financial and independent third party management companies contracted by MPM Financial to manage its aircraft. The total fees paid under these arrangements for fiscal 2017, fiscal 2016 and fiscal 2015 were approximately $0.9 million, $0.6 million and $1.4 million, respectively.

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Consulting Arrangement
After serving for over 30 years as an executive and leader for Guess?, Inc., co-founder Maurice Marciano retired from his position as executive Chairman of the Board and as an employee of the Company upon the expiration of his employment agreement on January 28, 2012. In connection with his retirement and under the terms of his previously existing employment agreement, the Company and Mr. Marciano entered into a two-year consulting agreement, subsequently extended for a third year (the “Marciano Consulting Agreement”), under which Mr. Marciano provided certain consulting services to the Company. The Marciano Consulting Agreement provided for consulting fees of $500,000 per year and continued automobile use in a manner consistent with past practice. The Marciano Consulting Agreement expired on January 28, 2015 and was not renewed. However, Mr. Marciano continues to serve the Company as a director and the Chairman Emeritus of the Board. The Company elected to continue to provide for automobile use subsequent to the expiration of the term of the Marciano Consulting Agreement based on Mr. Marciano’s continuing substantial contributions to the Company. There were no expenses incurred related to the Marciano Consulting Agreement during fiscal 2017 and fiscal 2016. Total expenses incurred with respect to the Marciano Consulting Agreement were approximately $0.5 million for fiscal 2015.
Other Transactions
During 2015, Georges Marciano, brother of Paul Marciano and Maurice Marciano, filed lawsuits against the Company in Canada and the U.S. related primarily to intellectual property rights in the Marciano name. Armand Marciano, also a brother of Paul Marciano and Maurice Marciano, was later added as a plaintiff to the U.S. lawsuit. In addition to the lawsuits, Georges Marciano opposed various of the Company’s applications for registration of its “Marciano” mark. In December 2015, the parties (including all the Marciano brothers) entered into a settlement agreement and a coexistence agreement whereby: (1) Georges Marciano and Armand Marciano agreed to drop all claims and actions against the Company; (2) the Company agreed to pay Georges Marciano and Armand Marciano a sum of $100,000 each (which amounts were substantially reimbursed by insurance); (3) the Company clarified the intellectual property rights of Georges Marciano and Armand Marciano in the use of their respective full names; and (4) the parties clarified the Company’s ownership and intellectual property rights in the name “Marciano.”
From time-to-time, the Company has utilized a third party agent named Harmony Collection, LLC to produce specific apparel products on behalf of the Company. Armand Marciano is part owner and an executive of the parent company of Harmony Collection, LLC. There were no payments made by the Company under this arrangement during fiscal 2017 and fiscal 2016. The total payments made by the Company under this arrangement for fiscal 2015 were approximately $1.0 million.
(14) Commitments and Contingencies
Leases
The Company leases its showrooms, advertising, licensing, sales and merchandising offices, remote distribution and warehousing facilities and retail and factory outlet store locations under operating lease agreements expiring on various dates through November 2036. Some of these leases require the Company to make periodic payments for property taxes, utilities and common area operating expenses. Certain retail store leases provide for rents based upon the minimum annual rental amount and a percentage of annual sales volume, generally ranging from 5% to 15%, when specific sales volumes are exceeded. The Company’s concession leases also provide for rents primarily based upon a percentage of annual sales volume which average approximately 37% of annual sales volume. Some leases include lease incentives, rent abatements and fixed rent escalations, which are amortized and recorded over the initial lease term on a straight-line basis. The Company also leases some of its equipment under operating lease agreements expiring at various dates through September 2021.

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Future minimum property and equipment lease payments under non-cancelable operating leases as of January 28, 2017 are as follows (in thousands):

	Non-Related Parties	Related Parties	Total
Fiscal 2018	$187,780	$4,713	$192,493
Fiscal 2019	164,973	4,396	169,369
Fiscal 2020	146,118	4,431	150,549
Fiscal 2021	121,164	2,027	123,191
Fiscal 2022	96,255	—	96,255
Thereafter	219,202	—	219,202
Total minimum lease payments	$935,492	$15,567	$951,059
Rental expense for all property and equipment operating leases during fiscal 2017, fiscal 2016 and fiscal 2015 aggregated $263.1 million, $259.1 million and $284.0 million, respectively, including percentage rent of $53.0 million, $53.7 million and $64.7 million, respectively.
Purchase Commitments
Inventory purchase commitments as of January 28, 2017 were $187.1 million. These purchase commitments can be impacted by various factors, including the scheduling of market weeks, the timing of issuing orders, the timing of the shipment of orders and currency fluctuations.
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
Investment Commitments
As of January 28, 2017, the Company had an unfunded commitment to invest €5.0 million ($5.3 million) in a private equity fund. The investment will be included in other assets in the Company’s consolidated balance sheet when it is funded.
Litigation
On May 6, 2009, Gucci America, Inc. filed a complaint in the U.S. District Court for the Southern District of New York against Guess?, Inc. and certain third party licensees for the Company asserting, among other things, trademark and trade dress law violations and unfair competition. The complaint sought injunctive relief, compensatory damages, including treble damages, and certain other relief. Complaints similar to those in the above action have also been filed by Gucci entities against the Company and certain of its subsidiaries in the Court of Milan, Italy, the Intermediate People’s Court of Nanjing, China and the Court of Paris, France. The three-week bench trial in the U.S. matter concluded on April 19, 2012, with the court issuing a preliminary ruling on May 21, 2012 and a final ruling on July 19, 2012. Although the plaintiff was seeking compensation in the U.S. matter in the form of damages of $26 million and an accounting of profits of $99 million, the final ruling provided for monetary damages of $2.3 million against the Company and $2.3 million against certain of its licensees. The court also granted narrow injunctions in favor of the plaintiff for certain of the claimed infringements. On August 20, 2012, the appeal period expired without any party having filed an appeal, rendering the judgment final. On May 2, 2013, the Court of Milan ruled in favor of the Company in the Milan, Italy matter. In the ruling, the Court rejected all of the plaintiff’s claims and ordered the cancellation of three of the plaintiff’s Italian and four of the plaintiff’s European Community trademark registrations. On June 10, 2013, the plaintiff appealed the Court’s ruling in the Milan matter. On September 15, 2014, the Court of Appeal of Milan affirmed the majority of the lower Court’s ruling in favor of the Company, but overturned the lower Court’s finding with respect to an unfair competition claim. That portion of the matter is now in a damages phase based on the ruling. On October 16, 2015, the plaintiff appealed the remainder of the Court of Appeal of Milan’s ruling in favor of the Company to the Italian Supreme Court of Cassation. In the China matter, the Intermediate

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

People’s Court of Nanjing, China issued a ruling on November 8, 2013 granting an injunction in favor of the plaintiff for certain of the claimed infringements on handbags and small leather goods and awarding the plaintiff statutory damages in the amount of approximately $80,000. The Company strongly disagreed with the Court’s decision and appealed the ruling. On August 31, 2016, the Court of Appeal for the China matter issued a decision in favor of the Company, rejecting all of the plaintiff’s claims. In March 2017, the plaintiff petitioned the China Supreme Court for a retrial of the matter. On January 30, 2015, the Court of Paris ruled in favor of the Company in the France matter, rejecting all of the plaintiff’s claims and partially canceling two of the plaintiff’s community trademark registrations and one of the plaintiff’s international trademark registrations. On February 17, 2015, the plaintiff appealed the Court of Paris’ ruling.
On August 25, 2006, Franchez Isaguirre, a former employee of the Company, filed a complaint in the Superior Court of California, County of Los Angeles alleging violations by the Company of California wage and hour laws. The complaint was subsequently amended, adding a second former employee as an additional named party. The plaintiffs purported to represent a class of similarly situated employees in California who allegedly had been injured by not being provided adequate meal and rest breaks. The complaint sought unspecified compensatory damages, statutory penalties, attorney’s fees and injunctive and declaratory relief. On June 9, 2009, the Court certified the class but immediately stayed the case pending the resolution of a separate California Supreme Court case on the standards of class treatment for meal and rest break claims. Following the Supreme Court ruling, the Superior Court denied the Company’s motions to decertify the class and to narrow the class in January 2013 and June 2013, respectively. The Company subsequently petitioned to have the Court’s decision not to narrow the class definition reviewed. That petition was ultimately denied by the California Supreme Court in April 2014. In July 2015, the parties entered into a Memorandum of Understanding to settle the matter for $5.25 million, subject to certain limited offsets. The Court issued a final order and judgment approving the settlement in February 2016.
The Company has received customs tax assessment notices from the Italian Customs Agency regarding its customs tax audit of one of the Company’s European subsidiaries for the period from July 2010 through December 2012. Such assessments totaled €9.8 million ($10.5 million), including potential penalties and interest. The Company strongly disagrees with the positions that the Italian Customs Agency has taken and therefore filed appeals with the Milan First Degree Tax Court (“MFDTC”). In May 2015, the MFDTC issued a judgment in favor of the Company in relation to the first set of appeals (covering the period through September 2010) and canceled the related assessments totaling €1.7 million ($1.8 million). In November 2015, the Italian Customs Agency notified the Company of its intent to appeal this first MFDTC judgment. During fiscal 2017, the Appeals Court ruled in favor of the Company and rejected the appeal by the Italian Customs Agency on the first MFDTC judgment. During fiscal 2017, the MFDTC also issued judgments in favor of the Company in relation to the second through seventh set of appeals (covering the period from October 2010 through December 2012) and canceled the related assessments totaling €8.1 million ($8.7 million). Subsequently, the Italian Customs Agency has appealed the majority of these favorable MFDTC judgments. While these MFDTC judgments have been favorable to the Company, there can be no assurances that the Italian Customs Agency will not be successful in its remaining appeals. It also continues to be possible that the Company will receive similar or even larger assessments for periods subsequent to December 2012 or other claims or charges related to the matter in the future.
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
Redeemable Noncontrolling Interests
The Company is party to a put arrangement with respect to the common securities that represent the remaining noncontrolling interest for its majority-owned subsidiary, Guess Brasil Comércio e Distribuição S.A. (“Guess Brazil”), which was established through a majority-owned joint venture during fiscal 2014. The put arrangement for Guess Brazil, representing 40% of the total outstanding equity interest of that subsidiary, may be exercised at the discretion

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

of the noncontrolling interest holder by providing written notice to the Company beginning in the sixth year of the agreement, or sooner in certain limited circumstances, and every third anniversary from the end of the sixth year thereafter subject to certain time restrictions. The redemption value of the Guess Brazil put arrangement is based on a multiple of Guess Brazil’s earnings before interest, taxes, depreciation and amortization subject to certain adjustments, and is classified as a redeemable noncontrolling interest outside of permanent equity in the Company’s consolidated balance sheet. During fiscal 2017, the Company and the noncontrolling interest holder increased their capital contributions by $1.7 million, of which $1.0 million was paid by the Company and the remaining amount was paid by the noncontrolling interest holder to retain the same pro-rata interest in Guess Brazil. The carrying value of the redeemable noncontrolling interest related to Guess Brazil was $1.7 million and $0.7 million as of January 28, 2017 and January 30, 2016, respectively.
During fiscal 2016, the Company entered into a new majority-owned joint venture to establish Guess? CIS, LLC (“Guess CIS”) which is based in Russia. The Company made an initial contribution of $2.0 million to obtain a 70% interest in Guess CIS and is party to a put arrangement with respect to the common securities that represent the remaining noncontrolling interest. During fiscal 2017, the Company and the noncontrolling interest holder increased their capital contributions by $5.0 million, of which $3.5 million was paid by the Company and the remaining amount was paid by the noncontrolling interest holder to retain the same pro-rata interest in Guess CIS. The put arrangement may be exercised at the discretion of the noncontrolling interest holder by providing written notice to the Company during the period beginning after the fifth anniversary of the agreement through December 31, 2025, or sooner in certain limited circumstances. The redemption value of the Guess CIS put arrangement is based on a multiple of Guess CIS’s earnings before interest, taxes, depreciation and amortization subject to certain adjustments, and is classified as a redeemable noncontrolling interest outside of permanent equity in the Company’s consolidated balance sheet. The carrying value of the redeemable noncontrolling interest related to Guess CIS was $2.8 million and $0.9 million as of January 28, 2017 and January 30, 2016, respectively.
The Company was previously party to a put arrangement in connection with its now wholly-owned subsidiary, Guess Sud SAS (“Guess Sud”). Under the terms of this put arrangement, which represented 40% of the total outstanding interest of that subsidiary, the noncontrolling interest holder had the option to exercise the put arrangement at its discretion by providing written notice to the Company any time after January 30, 2012. The redemption value of the put arrangement was determined based on a method which approximated fair value. During fiscal 2017, the Company acquired the remaining 40% interest in Guess Sud for $4.4 million. At January 30, 2016, the redemption value related to the Guess Sud put arrangement was $3.7 million and was included in redeemable noncontrolling interests.
A reconciliation of the total carrying amount of redeemable noncontrolling interests for fiscal 2017 and fiscal 2016 is as follows (in thousands):

	Year Ended	Year Ended
	Jan 28, 2017	Jan 30, 2016
Beginning balance	$5,252	$4,437
Foreign currency translation adjustment	818	(476)
Purchase of redeemable noncontrolling interest	(4,445)	—
Noncontrolling interest capital contribution	2,157	871
Redeemable noncontrolling interest redemption value adjustment	670	420
Ending balance	$4,452	$5,252
(15) Savings Plans
The Company established the Guess?, Inc. Savings Plan (the “Savings Plan”) under Section 401(k) of the Internal Revenue Code. Under the Savings Plan, employees (“associates”) may contribute up to 100% of their compensation per year subject to the elective limits as defined by IRS guidelines and the Company may make matching contributions in amounts not to exceed 3.0% of the associates’ annual compensation. Investment selections consist of mutual funds and do not include any Company common stock. The Company’s contributions to the Savings Plan amounted to $1.2 million, $1.3 million and $1.3 million for fiscal 2017, fiscal 2016 and fiscal 2015, respectively.

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Effective January 1, 2006, the Company adopted a Non-qualified Deferred Compensation Plan (the “DCP”). Under the DCP, select employees who satisfy certain eligibility requirements and members of the Board of Directors may make annual irrevocable elections to defer a portion of their base compensation and/or bonuses. The deferred amounts and earnings thereon are payable to participants at specified future distribution dates, upon termination of employment, retirement, disability, death or change in control of the Company, in a lump sum or installments, pursuant to elections under the rules of the DCP. The participants to the DCP have an unsecured contractual commitment by the Company to pay the amounts due under the DCP. The deferred compensation liability as of January 28, 2017 and January 30, 2016 was $11.2 million and $10.2 million, respectively, and was included in accrued expenses and other long-term liabilities in the Company’s consolidated balance sheets depending on the expected timing of payments. The Company has purchased corporate-owned life insurance, which is held in a rabbi trust, to offset this liability. The assets held in the rabbi trust are not available for general corporate purposes except in the event of bankruptcy of the Company. As of January 28, 2017 and January 30, 2016, the long-term asset was $12.0 million and $10.5 million, respectively. All earnings and expenses of the rabbi trust are reported in the Company’s consolidated statements of income in other income and expense. For fiscal 2017, fiscal 2016 and fiscal 2015, the Company incurred unrealized gains (losses) of $1.5 million, $(0.7) million and $0.3 million, respectively, related to the change in the value of the insurance policy investments. During fiscal 2016, the Company also recorded realized gains of $0.3 million in other income resulting from payout on the insurance policies. During fiscal 2016, the Company made contributions of $1.5 million to the DCP.
(16) Quarterly Information (Unaudited)
The following is a summary of the unaudited quarterly financial information for fiscal 2017 and fiscal 2016 (in thousands, except per share data):

	Quarterly Periods Ended (1)
Year Ended January 28, 2017	Apr 30, 2016	Jul 30, 2016	Oct 29, 2016	Jan 28, 2017
Net revenue	$448,815	$544,959	$536,321	$679,273
Gross profit	142,759	185,632	180,242	236,407
Net earnings (loss)	(25,154)	32,167	9,729	8,656
Net earnings (loss) attributable to Guess?, Inc.	(25,178)	32,269	9,103	6,567
Net earnings (loss) per common share attributable to common stockholders: (2) (3) (4) (5) (6)
Basic	$(0.30)	$0.38	$0.11	$0.08
Diluted	$(0.30)	$0.38	$0.11	$0.08

	Quarterly Periods Ended (1)
Year Ended January 30, 2016	May 2, 2015	Aug 1, 2015	Oct 31, 2015	Jan 30, 2016
Net revenue	$478,824	$546,264	$520,964	$658,259
Gross profit	165,485	198,117	183,664	240,164
Net earnings	3,987	18,479	13,061	49,288
Net earnings attributable to Guess?, Inc.	3,341	18,289	12,444	47,777
Net earnings per common share attributable to common stockholders: (2) (3)
Basic	$0.04	$0.21	$0.15	$0.57
Diluted	$0.04	$0.21	$0.15	$0.57
_________________________________________________________________________

(1)	All fiscal quarters presented consisted of 13 weeks.

(2)
Per common share amounts for the quarters and full years have been calculated separately. Accordingly, quarterly amounts may not add to the annual amount because of differences in the average common shares outstanding during each period.

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(3)
During each of the periods presented, the Company recognized asset impairment charges for certain retail locations resulting from under-performance and expected store closures. The Company recorded asset impairment charges of $0.2 million, $0.5 million, $0.8 million and $32.9 million, respectively, during the first, second, third and fourth quarters of fiscal 2017. The Company also recorded asset impairment charges of $1.1 million, $0.7 million, $0.2 million and $0.3 million, respectively, during the first, second, third and fourth quarters of fiscal 2016. Refer to Note 5 for further detail regarding the asset impairment charges.

(4)
During fiscal 2017, the Company recorded restructuring charges of $6.1 million and a related estimated exit tax charge of approximately $1.9 million. The restructuring charges and related estimated exit tax charge were recorded during the three months ended April 30, 2016. Refer to Note 9 for further detail regarding these charges.

(5)
During fiscal 2017, the Company sold its minority interest equity holding in a privately-held boutique apparel company for net proceeds of approximately $34.8 million, which resulted in a gain of approximately $22.3 million which was recorded in other income. The gain was recorded during the three months ended July 30, 2016.

(6)
During fiscal 2017, the Company recorded valuation reserves of $6.8 million resulting from jurisdictions where there have been cumulative net operating losses, limiting the Company’s ability to consider other subjective evidence to continue to recognize the existing deferred tax assets. The Company recorded the valuation reserve during the three months ended January 28, 2017. Refer to Note 11 for further details.

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

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Segment information is summarized as follows (in thousands):

	Year Ended	Year Ended	Year Ended
	Jan 28, 2017	Jan 30, 2016	Jan 31, 2015
Net revenue:
Americas Retail	$935,479	$981,942	$1,032,601
Europe	791,673	727,144	825,136
Asia	250,363	241,571	281,090
Americas Wholesale	141,019	149,797	167,707
Licensing	90,834	103,857	111,139
Total net revenue	$2,209,368	$2,204,311	$2,417,673
Earnings (loss) from operations:
Americas Retail (1)	$(56,757)	$16,222	$(13,734)
Europe (1)	57,044	55,438	66,231
Asia (1)	(2,492)	10,448	8,013
Americas Wholesale	22,489	27,525	34,173
Licensing	80,365	92,172	101,288
Corporate Overhead	(71,858)	(80,455)	(70,059)
Restructuring Charges	(6,083)	—	—
Total earnings from operations	$22,708	$121,350	$125,912
Capital expenditures:
Americas Retail	$25,881	$26,384	$30,704
Europe	42,080	13,869	22,930
Asia	13,869	6,265	7,150
Americas Wholesale	3,320	2,854	4,958
Licensing	20	27	16
Corporate Overhead	5,411	34,445	5,740
Total capital expenditures	$90,581	$83,844	$71,498

	Jan 28, 2017	Jan 30, 2016
Total assets:
Americas Retail	$240,857	$276,920
Europe	723,251	693,469
Asia	182,405	149,006
Americas Wholesale	175,136	195,054
Licensing	19,442	16,100
Corporate Overhead	193,394	208,199
Total assets	$1,534,485	$1,538,748
_________________________________________________________________________

(1)
During each of the years presented, the Company recognized asset impairment charges for certain retail locations resulting from under-performance and expected store closures. During fiscal 2017, the Company recorded asset impairment charges related to its Americas Retail, Europe and Asia segments of $33.9 million, $0.2 million and $0.3 million, respectively. During fiscal 2016, the Company recorded asset impairment charges related to its Americas Retail, Europe and Asia segments of $1.6 million, $0.6 million and $0.1 million, respectively. During fiscal 2015, the Company recorded asset impairment charges related to its Americas Retail, Europe and Asia segments of $20.1 million, $3.7 million and $1.0 million, respectively. Refer to Note 5 for further detail regarding the asset impairment charges.

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The table below presents information regarding geographic areas in which the Company operated. Net revenue is classified primarily based on the country where the Company’s customer is located (in thousands):

	Year Ended	Year Ended	Year Ended
	Jan 28, 2017	Jan 30, 2016	Jan 31, 2015
Net revenue:
U.S.	$846,219	$900,723	$951,137
Italy	259,186	246,729	278,523
Canada	221,509	223,386	238,417
South Korea	157,993	160,385	200,465
Other foreign countries	724,461	673,088	749,131
Total net revenue	$2,209,368	$2,204,311	$2,417,673

	Jan 28, 2017	Jan 30, 2016
Long-lived assets:
U.S.	$115,728	$146,651
Italy	31,013	33,441
Canada	13,690	18,336
South Korea	8,664	7,827
Other foreign countries	132,921	103,991
Total long-lived assets	$302,016	$310,246
(18) Earnings Per Share
The computation of basic and diluted net earnings per common share attributable to common stockholders is as follows (in thousands, except per share data):

	Year Ended	Year Ended	Year Ended
	Jan 28, 2017	Jan 30, 2016	Jan 31, 2015
Net earnings attributable to Guess?, Inc.	$22,761	$81,851	$94,570
Less net earnings attributable to nonvested restricted stockholders	527	532	662
Net earnings attributable to common stockholders	$22,234	$81,319	$93,908

Weighted average common shares used in basic computations	83,666	84,264	84,604
Effect of dilutive securities:
Stock options and restricted stock units	163	261	233
Weighted average common shares used in diluted computations	83,829	84,525	84,837
Net earnings per common share attributable to common stockholders:
Basic	$0.27	$0.97	$1.11
Diluted	$0.27	$0.96	$1.11
For fiscal 2017, fiscal 2016 and fiscal 2015, equity awards granted for 3,254,259, 2,737,573 and 1,551,511, respectively, of the Company’s common shares were outstanding but were excluded from the computation of diluted weighted average common shares and common equivalent shares outstanding because the assumed proceeds, as calculated under the treasury stock method, resulted in these awards being antidilutive. For fiscal 2017, the Company also excluded 473,878 nonvested stock units which were subject to the achievement of performance-based or market-based vesting conditions from the computation of diluted weighted average common shares and common equivalent shares outstanding because these conditions were not achieved as of January 28, 2017. For fiscal 2016, the Company did not exclude any nonvested stock units which were subject to the achievement of performance-based or market-based vesting conditions from the computation of diluted weighted average common shares and common equivalent shares outstanding since these conditions were achieved as of January 30, 2016. For fiscal 2015, the Company

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

excluded 159,700 nonvested stock units which were subject to the achievement of performance-based vesting conditions from the computation of diluted weighted average common shares and common equivalent shares outstanding because these conditions were not achieved as of January 31, 2015.
(19) Share-Based Compensation
Share-Based Compensation Plans
The Company has four share-based compensation plans. The Guess?, Inc. 2004 Equity Incentive Plan (the “Plan”) provides that the Board of Directors may grant stock options and other equity awards to officers, key employees and certain consultants and advisors to the Company or any of its subsidiaries. Effective May 20, 2014, the Plan was amended to extend the term for an additional ten years and reduce the authorized issuance of shares from 20,000,000 shares of common stock to 15,000,000 shares of common stock. The amendment also extended the ability for the Company to grant certain performance-based awards under the Plan through the beginning of calendar year 2019. All other remaining provisions under the Plan remained in full force and effect. As of January 28, 2017 and January 30, 2016, there were 4,092,241 and 4,967,390 shares available for grant under the Plan, respectively. Stock options granted under the Plan have ten-year terms and typically vest and become fully exercisable in increments of one-fourth of the shares granted on each anniversary from the date of grant. Stock awards/units granted under the Plan typically vest in increments of one-fourth of the shares granted on each anniversary from the date of grant. The three most recent annual grants for stock options and other equity awards had initial vesting periods of nine months followed by three annual vesting periods. The Guess?, Inc. Employee Stock Purchase Plan (“ESPP”) allows for qualified employees to participate in the purchase of designated shares of the Company’s common stock at a price equal to 85% of the lower of the closing price at the beginning or end of each quarterly stock purchase period. The Guess?, Inc. 2006 Non-Employee Directors’ Stock Grant and Stock Option Plan (the “Director Plan”) provides for the grant of equity awards to non-employee directors. Effective May 20, 2016, the Director Plan was amended to extend the term through June 30, 2026, reduce the authorized issuance of shares from 2,000,000 shares of common stock to 1,850,000 shares of common stock and allow more flexibility to structure compensation arrangements for the Company’s non-employee directors. All other remaining provisions under the Director Plan remained in full force and effect. As of January 28, 2017 and January 30, 2016, there were 582,639 and 768,425 shares available for grant under this plan, respectively. In addition, the Guess?, Inc. 1996 Equity Incentive Plan, under which equity grants have not been permitted since the approval of the Plan in 2004, continues to govern outstanding awards previously made thereunder.
Performance Awards
The Company has granted certain nonvested stock awards/units and stock options that require certain minimum performance targets to be achieved in order for these awards to vest. Vesting is also subject to continued service requirements through the vesting date. If the minimum performance targets are not forecasted to be achieved, no expense is recognized during the period.
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
Market-Based Awards
The Company has granted certain nonvested stock units which are subject to market-based performance targets in order for these units to vest. Vesting is also subject to continued service requirements through the vesting date.

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Contingently Returnable Restricted Stock Awards
On July 7, 2015, the Company granted Victor Herrero, the Company’s Chief Executive Officer, 150,000 restricted stock units in addition to certain other stock options and nonvested stock units in connection with an employment agreement entered into between the Company and Mr. Herrero (the “Herrero Employment Agreement”). These restricted stock units vested immediately but were considered contingently returnable as a result of a one-year implied service condition set forth in the Herrero Employment Agreement. This service condition was met during the year ended January 28, 2017. Compensation expense for these restricted stock units was recognized on a straight-line basis over the implied service period.
Share-Based Compensation Expense
Compensation expense for nonvested stock options and stock awards/units is recognized on a straight-line basis over the vesting period. The Company estimates forfeitures in calculating the expense relating to share-based compensation as opposed to recognizing forfeitures as an expense reduction as they occur.
The following table summarizes the share-based compensation expense recognized under all of the Company’s stock plans during fiscal 2017, fiscal 2016 and fiscal 2015 (in thousands):

	Year Ended	Year Ended	Year Ended
	Jan 28, 2017	Jan 30, 2016	Jan 31, 2015
Stock options	$2,219	$2,113	$2,106
Stock awards/units	14,544	16,604	12,999
ESPP	145	163	237
Total share-based compensation expense	$16,908	$18,880	$15,342
Stock options
The following table summarizes the stock option activity under all of the Company’s stock plans during fiscal 2017:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($000’s)
Options outstanding at January 30, 2016	2,778,244	$26.02
Granted	655,050	18.68
Exercised	(8,500)	18.20
Forfeited	(535,070)	26.24
Expired	(32,712)	28.09
Options outstanding at January 28, 2017	2,857,012	$24.30	6.85	$—
Exercisable at January 28, 2017	1,653,500	$27.58	5.58	$—
Options exercisable and expected to vest at January 28, 2017	2,691,818	$24.60	6.73	$—

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The fair value of each stock option was estimated on the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants during fiscal 2017, fiscal 2016 and fiscal 2015:

	Year Ended	Year Ended	Year Ended
Valuation Assumptions	Jan 28, 2017	Jan 30, 2016	Jan 31, 2015
Risk-free interest rate	1.0%	1.0%	0.8%
Expected stock price volatility	35.4%	36.7%	36.1%
Expected dividend yield	4.8%	4.7%	3.3%
Expected life of stock options (in years)	4.2	3.8	3.7
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
The weighted average grant date fair value of options granted was $3.53, $3.75 and $5.99 during fiscal 2017, fiscal 2016 and fiscal 2015, respectively. The total intrinsic value of stock options exercised was minimal during fiscal 2017. During fiscal 2016 and fiscal 2015 the total intrinsic value of stock options exercised was $0.1 million and $0.9 million, respectively. The intrinsic value of stock options is defined as the difference between the Company’s stock price on the exercise date and the grant date exercise price. The total cash received from option exercises was $0.2 million, $0.3 million and $1.2 million during fiscal 2017, fiscal 2016 and fiscal 2015, respectively.
The excess tax benefit realized for the tax deductions from option exercises included in cash flows from financing activities was minimal for fiscal 2017. The excess tax shortfall of $1.2 million was included in cash flows from operating activities for fiscal 2017. The compensation expense included in SG&A expense recognized was $2.2 million before the recognized income tax benefit of $0.8 million during fiscal 2017. As of January 28, 2017, there was approximately $3.6 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to nonvested stock options. This cost is expected to be recognized over a weighted average period of 1.7 years.
Stock awards/units
The following table summarizes the nonvested stock awards/units activity under all of the Company’s stock plans during fiscal 2017:

	Number of Shares/Units	Weighted Average Grant Date Fair Value
Nonvested at January 30, 2016	1,382,133	$21.87
Granted	1,148,298	18.01
Vested	(622,664)	23.55
Forfeited	(221,563)	20.59
Nonvested at January 28, 2017	1,686,204	$18.80

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes the activity for nonvested performance-based units and nonvested market-based units included in the table above during fiscal 2017:

	Performance-Based Units		Market-Based Units
	Number of Units	Weighted Average Grant Date Fair Value	Number of Units	Weighted Average Grant Date Fair Value
Nonvested at January 30, 2016	580,000	$22.65	183,368	$17.72
Granted	476,609	18.20	140,457	15.20
Vested	(241,922)	25.98	—	—
Forfeited	(26,838)	15.77	—	—
Nonvested at January 28, 2017	787,849	$19.17	323,825	$16.63
The fair value of each market-based nonvested stock unit was estimated on the grant date using the Monte Carlo simulation with the following assumptions used for the grants during fiscal 2017 and fiscal 2016:

	Year Ended	Year Ended
Valuation Assumptions	Jan 28, 2017	Jan 30, 2016
Risk-free interest rate	0.9%	0.9%
Expected stock price volatility	36.2%	38.6%
Expected dividend yield	—%	—%
Expected life of market-based awards (in years)	2.8	2.8
There were no grants of market-based nonvested stock units during fiscal 2015.
The weighted average grant date fair value for the total nonvested stock awards/units granted was $18.01, $18.79 and $28.12 during fiscal 2017, fiscal 2016 and fiscal 2015, respectively. The total fair value at grant date of previously nonvested stock awards/units that were vested during fiscal 2017, fiscal 2016 and fiscal 2015 was $14.7 million, $14.0 million and $13.0 million, respectively. During fiscal 2017, fiscal 2016 and fiscal 2015, the total intrinsic value of nonvested stock awards/units that vested was $9.4 million, $11.0 million and $9.9 million, respectively.
The excess tax benefit realized for the tax deductions from vested shares and dividends paid on unvested shares for fiscal 2017 was $0.3 million and has been included in cash flows from financing activities for fiscal 2017. The excess tax shortfall of $1.7 million was included in cash flows from operating activities for fiscal 2017. The total intrinsic value of nonvested stock awards/units outstanding and unvested as of January 28, 2017 was $16.8 million. The compensation expense included in SG&A expense recognized during fiscal 2017 was $14.5 million before the recognized income tax benefit of $5.3 million. As of January 28, 2017, there was approximately $20.9 million of total unrecognized compensation cost, adjusted for estimated forfeitures, related to nonvested stock awards/units. This cost is expected to be recognized over a weighted average period of 1.7 years.
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

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

During fiscal 2017, fiscal 2016 and fiscal 2015, 44,486 shares, 40,846 shares and 47,538 shares of the Company’s common stock were issued pursuant to the ESPP at an average price of $12.56, $16.17 and $21.20 per share, respectively.
The fair value of stock compensation expense associated with the Company’s ESPP was estimated on the date of grant using the Black-Scholes option-pricing valuation model with the following weighted average assumptions used for grants during fiscal 2017, fiscal 2016 and fiscal 2015.

	Year Ended	Year Ended	Year Ended
Valuation Assumptions	Jan 28, 2017	Jan 30, 2016	Jan 31, 2015
Risk-free interest rate	0.3%	0.1%	0.0%
Expected stock price volatility	41.1%	34.9%	29.0%
Expected dividend yield	6.2%	4.7%	3.7%
Expected life of ESPP options (in months)	3	3	3
The weighted average grant date fair value of ESPP options granted during fiscal 2017, fiscal 2016 and fiscal 2015 was $3.32, $4.06 and $5.02, respectively.
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
The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of January 28, 2017 and January 30, 2016 (in thousands):

	Fair Value Measurements at Jan 28, 2017				Fair Value Measurements at Jan 30, 2016
Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Foreign exchange currency contracts	$—	$9,868	$—	$9,868	$—	$9,797	$—	$9,797
Interest rate swap	—	876	—	$876	—	—	—	—
Available-for-sale securities	—	—	—	—	17	—	—	17
Total	$—	$10,744	$—	$10,744	$17	$9,797	$—	$9,814
Liabilities:
Foreign exchange currency contracts	$—	$1,424	$—	$1,424	$—	$366	$—	$366
Interest rate swap	—	—	—	—	—	37	—	37
Deferred compensation obligations	—	11,184	—	11,184	—	10,155	—	10,155
Total	$—	$12,608	$—	$12,608	$—	$10,558	$—	$10,558
There were no transfers of financial instruments between the three levels of fair value hierarchy during fiscal 2017 and fiscal 2016.
The fair values of the Company’s available-for-sale securities are based on quoted prices. The fair values of the interest rate swaps are based upon inputs corroborated by observable market data. Foreign exchange currency

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Available-for-sale securities, which consist of marketable equity securities, are recorded based on fair value and are included in other assets in the accompanying consolidated balance sheets. Unrealized gains (losses), net of taxes, are included as a component of stockholders’ equity and comprehensive income (loss). The Company periodically evaluates its available-for-sale securities for other-than-temporary-impairment using both qualitative and quantitative criteria such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and the Company’s ability and intent to hold the investment for a period of time which may be sufficient for anticipated recovery in market value. Other-than-temporary-impairment is recognized in net earnings as part of other income and expense in the period which the unrealized losses are deemed other than temporary. During fiscal 2017, the Company determined that its available-for-sale securities were fully impaired and recognized minimal other-than-temporary-impairment in other expense. There was no other-than-temporary-impairment recognized during fiscal 2016 or fiscal 2015. As of January 28, 2017, there were no accumulated unrealized gains (losses), net of taxes, included in accumulated other comprehensive income (loss) related to available-for-sale securities owned by the Company.
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
The carrying amount of the Company’s remaining financial instruments, which principally include cash and cash equivalents, trade receivables, accounts payable and accrued expenses, approximates fair value due to the relatively short maturity of such instruments. The fair values of the Company’s debt instruments (see Note 8) are based on the amount of future cash flows associated with each instrument discounted using the Company’s incremental borrowing rate. As of January 28, 2017 and January 30, 2016, the carrying value of all financial instruments was not materially different from fair value, as the interest rates on the Company’s debt approximated rates currently available to the Company.
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
The Company’s primary objective is to hedge the variability in forecasted cash flows due to the foreign currency risk. Various transactions that occur primarily in Europe, Canada, South Korea and Mexico are denominated in U.S. dollars, British pounds and Russian roubles and thus are exposed to earnings risk as a result of exchange rate fluctuations when converted to their functional currencies. These types of transactions include U.S. dollar denominated purchases of merchandise and U.S. dollar and British pound denominated intercompany liabilities. In addition, certain operating expenses, tax liabilities and pension-related liabilities are denominated in Swiss francs

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

and are exposed to earnings risk as a result of exchange rate fluctuations when converted to the functional currency. The Company enters into derivative financial instruments, including forward exchange currency contracts, to offset some but not all of the exchange risk on certain of these anticipated foreign currency transactions.
Periodically, the Company may also use foreign exchange currency contracts to hedge the translation and economic exposures related to its net investments in certain of its international subsidiaries.
Interest Rate Swap Agreements
The Company is exposed to interest rate risk on its floating-rate debt. The Company has entered into interest rate swap agreements to effectively convert its floating-rate debt to a fixed-rate basis. The principal objective of these contracts is to eliminate or reduce the variability of the cash flows in interest payments associated with the Company’s floating-rate debt, thus reducing the impact of interest rate changes on future interest payment cash flows. The Company has elected to apply the hedge accounting rules in accordance with authoritative guidance for certain of these contracts. Refer to Note 8 for further information.
The impact of the credit risk of the counterparties to the derivative contracts is considered in determining the fair value of the foreign exchange currency contracts and interest rate swap agreements. As of January 28, 2017, credit risk has not had a significant effect on the fair value of the Company’s foreign exchange currency contracts and interest rate swap agreements.
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

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Summary of Derivative Instruments
The fair value of derivative instruments in the consolidated balance sheets as of January 28, 2017 and January 30, 2016 is as follows (in thousands):

	Derivative Balance Sheet Location	Fair Value at Jan 28, 2017	Fair Value at Jan 30, 2016
ASSETS:
Derivatives designated as hedging instruments:
Cash flow hedges:
Foreign exchange currency contracts	Other current assets/ Other assets	$6,072	$7,491
Interest rate swap	Other assets	876	—
Total derivatives designated as hedging instruments		6,948	7,491
Derivatives not designated as hedging instruments:
Foreign exchange currency contracts	Other current assets/ Other assets	3,796	2,306
Total		$10,744	$9,797
LIABILITIES:
Derivatives designated as hedging instruments:
Cash flow hedges:
Foreign exchange currency contracts	Accrued expenses/ Other long-term liabilities	$1,250	$47
Derivatives not designated as hedging instruments:
Foreign exchange currency contracts	Accrued expenses	174	319
Interest rate swap	Accrued expenses	—	37
Total derivatives not designated as hedging instruments		174	356
Total		$1,424	$403
Derivatives Designated as Hedging Instruments
Foreign Exchange Currency Contracts Designated as Cash Flow Hedges
During fiscal 2017, the Company purchased U.S. dollar forward contracts in Europe and Canada totaling US$92.2 million and US$64.7 million, respectively, to hedge forecasted merchandise purchases and intercompany royalties that were designated as cash flow hedges. As of January 28, 2017, the Company had forward contracts outstanding for its European and Canadian operations of US$104.2 million and US$66.9 million, respectively, which are expected to mature over the next 17 months. At January 30, 2016, the Company had forward contracts outstanding for its European and Canadian operations of US$106.3 million and US$48.2 million, respectively, that were designated as cash flow hedges.
As of January 28, 2017, accumulated other comprehensive income (loss) related to foreign exchange currency contracts included a net unrealized gain of approximately $4.9 million, net of tax, of which $2.4 million will be recognized in cost of product sales or other income over the following 12 months, at the then current values on a pre-tax basis, which can be different than the current year-end values.
Interest Rate Swap Agreement Designated as Cash Flow Hedge
During fiscal 2017, the Company entered into an interest rate swap agreement with a notional amount of $21.5 million, designated as a cash flow hedge, to hedge the variability of cash flows in interest payments associated with the Company’s floating-rate debt. This interest rate swap agreement matures in January 2026 and converts the nature of the Company’s real estate secured term loan from LIBOR floating-rate debt to fixed-rate debt, resulting in a swap fixed rate of approximately 3.06%.
As of January 28, 2017, accumulated other comprehensive income (loss) related to the interest rate swap agreement included a net unrealized gain of approximately $0.5 million, net of tax, which will be recognized in

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

interest expense after the following 12 months, at the then current values on a pre-tax basis, which can be different than the current year-end values.
The following table summarizes the gains (losses) before taxes recognized on the derivative instruments designated as cash flow hedges in OCI and net earnings for fiscal 2017, fiscal 2016 and fiscal 2015 (in thousands):

	Gain Recognized in OCI	Location of Gain (Loss) Reclassified from Accumulated OCI into Earnings (1)	Gain (Loss) Reclassified from Accumulated OCI into Earnings
	Year Ended Jan 28, 2017		Year Ended Jan 28, 2017
Derivatives designated as cash flow hedges:
Foreign exchange currency contracts	$—	Cost of product sales	$3,518
Foreign exchange currency contracts	$227	Other income/expense	$301
Interest rate swap	$660	Interest expense	$(216)

	Gain Recognized in OCI	Location of Gain Reclassified from Accumulated OCI into Earnings (1)	Gain Reclassified from Accumulated OCI into Earnings
	Year Ended Jan 30, 2016		Year Ended Jan 30, 2016
Derivatives designated as cash flow hedges:
Foreign exchange currency contracts	$9,301	Cost of product sales	$8,314
Foreign exchange currency contracts	$500	Other income/expense	$833

	Gain Recognized in OCI	Location of Gain (Loss) Reclassified from Accumulated OCI into Earnings (1)	Gain (Loss) Reclassified from Accumulated OCI into Earnings
	Year Ended Jan 31, 2015		Year Ended Jan 31, 2015
Derivatives designated as cash flow hedges:
Foreign exchange currency contracts	$6,962	Cost of product sales	$(272)
Foreign exchange currency contracts	$922	Other income/expense	$165
________________________________________________________________________

(1)
The Company recognized gains (losses) of $0.9 million, $0.1 million and $(0.3) million resulting from the ineffective portion related to foreign exchange currency contracts in interest income (expense) during fiscal 2017, fiscal 2016 and fiscal 2015, respectively. There was no ineffectiveness recognized related to the interest rate swap during fiscal 2017.

The following table summarizes net after-tax derivative activity recorded in accumulated other comprehensive income (loss) (in thousands):

	Year Ended Jan 28, 2017	Year Ended Jan 30, 2016
Beginning balance gain	$7,252	$7,157
Net gains from changes in cash flow hedges	1,059	7,944
Net gains reclassified to earnings	(2,911)	(7,849)
Ending balance gain	$5,400	$7,252

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Derivatives Not Designated as Hedging Instruments
As of January 28, 2017, the Company had euro foreign exchange currency contracts to purchase US$81.4 million expected to mature over the next 14 months and Canadian dollar foreign exchange currency contracts to purchase US$13.9 million expected to mature over the next seven months.
At January 30, 2016, the Company had euro foreign exchange currency contracts to purchase US$54.8 million and Canadian dollar foreign exchange currency contracts to purchase US$25.8 million.
The following table summarizes the gains before taxes recognized on the derivative instruments not designated as hedging instruments in other income for fiscal 2017, fiscal 2016 and fiscal 2015 (in thousands):

	Location of Gain Recognized in Earnings	Gain Recognized in Earnings
		Year Ended Jan 28, 2017	Year Ended Jan 30, 2016	Year Ended Jan 31, 2015
Derivatives not designated as hedging instruments:
Foreign exchange currency contracts	Other income/expense	$2,427	$4,346	$14,723
Interest rate swap	Other income/expense	$38	$179	$242
(22) Share Repurchase Program
On June 26, 2012, the Company’s Board of Directors authorized a program to repurchase, from time-to-time and as market and business conditions warrant, up to $500 million of the Company’s common stock. Repurchases under the program may be made on the open market or in privately negotiated transactions, pursuant to Rule 10b5-1 trading plans or other available means. There is no minimum or maximum number of shares to be repurchased under the program, which may be discontinued at any time, without prior notice. During fiscal 2017, the Company repurchased 289,968 shares under the program at an aggregate cost of $3.5 million. During fiscal 2016 the Company repurchased 2,000,000 shares under the program at an aggregate cost of $44.0 million. There were no share repurchases during fiscal 2015. As of January 28, 2017, the Company had remaining authority under the program to purchase $448.3 million of its common stock.
(23) Subsequent Events
Share Repurchases
Subsequent to year end, the Company repurchased approximately 1.5 million shares under its share repurchase program at an aggregate cost of $17.8 million.
Dividends
On March 15, 2017, the Company announced a regular quarterly cash dividend of $0.225 per share on the Company’s common stock. The cash dividend will be paid on April 13, 2017 to shareholders of record as of the close of business on March 29, 2017.

SCHEDULE II
GUESS?, INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
Years Ended January 28, 2017, January 30, 2016 and January 31, 2015
(in thousands)

	Balance at Beginning of Period	Costs Charged (Credited) to Expenses	Deductions and Write-offs	Balance at End of Period
Description
As of January 28, 2017
Allowance for accounts receivable	$15,070	$39,963	$(38,776)	$16,257
Allowance for royalties receivable	411	86	—	497
Allowance for sales returns	20,513	74,278	(73,900)	20,891
Total	$35,994	$114,327	$(112,676)	$37,645
As of January 30, 2016
Allowance for accounts receivable	$16,053	$27,755	$(28,738)	$15,070
Allowance for royalties receivable	253	240	(82)	411
Allowance for sales returns	17,727	68,477	(65,691)	20,513
Total	$34,033	$96,472	$(94,511)	$35,994
As of January 31, 2015
Allowance for accounts receivable	$20,118	$28,826	$(32,891)	$16,053
Allowance for royalties receivable	409	(156)	—	253
Allowance for sales returns	20,284	65,333	(67,890)	17,727
Total	$40,811	$94,003	$(100,781)	$34,033

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Guess?, Inc.
By:	/s/ VICTOR HERRERO
Victor Herrero Chief Executive Officer
Date:	March 27, 2017
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ VICTOR HERRERO	Chief Executive Officer and Director (Principal Executive Officer)	March 27, 2017
Victor Herrero

/s/ SANDEEP REDDY	Chief Financial Officer (Principal Financial Officer and Chief Accounting Officer)	March 27, 2017
Sandeep Reddy

/s/ PAUL MARCIANO	Executive Chairman, Chief Creative Officer and Director	March 27, 2017
Paul Marciano

/s/ MAURICE MARCIANO	Chairman Emeritus and Director	March 27, 2017
Maurice Marciano

/s/ GIANLUCA BOLLA	Director	March 27, 2017
Gianluca Bolla

/s/ ANTHONY CHIDONI	Director	March 27, 2017
Anthony Chidoni

/s/ JOSEPH GROMEK	Director	March 27, 2017
Joseph Gromek

/s/ KAY ISAACSON-LEIBOWITZ	Director	March 27, 2017
Kay Isaacson-Leibowitz

/s/ ALEX YEMENIDJIAN	Director	March 27, 2017
Alex Yemenidjian

Exhibit Index

Exhibit Number	Description
3.1.
Restated Certificate of Incorporation of the Registrant (incorporated by reference from Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-4419) filed on July 30, 1996).

3.2.	Second Amended and Restated Bylaws of the Registrant (incorporated by reference from the Registrant’s Current Report on Form 8-K filed December 4, 2007).
4.1.	Specimen Stock Certificate (incorporated by reference from Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-4419) filed on July 30, 1996).
*10.1.	2004 Equity Incentive Plan (Amended and Restated as of May 20, 2014) (incorporated by reference from the Registrant’s Definitive Proxy Statement on Form 14A filed May 28, 2014).
*10.2.	Non-Employee Directors’ Compensation Plan (incorporated by reference from the Registrant’s Current Report on Form 8-K filed July 6, 2016).
*10.3.	Form of Non-Employee Director Restricted Stock Agreement (incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 30, 2016).
*10.4.	Form of Non-Employee Director Restricted Stock Unit Agreement (incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 30, 2016).
*10.5.	2015 Annual Incentive Bonus Plan (incorporated by reference from the Registrant’s Current Report on Form 8-K filed June 25, 2015).
*10.6.	2002 Employee Stock Purchase Plan (Amended and Restated March 12, 2012) (incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended January 28, 2012).
*10.7.	Executive Employment Agreement dated July 7, 2015 between the Registrant and Victor Herrero (incorporated by reference from the Registrant’s Current Report on Form 8-K filed July 14, 2015).
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

*10.11.
Restricted Stock Unit Agreement dated as of April 29, 2016 for Victor Herrero and Paul Marciano (incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2016).

*10.12.
Performance Share Award Agreement (total shareholder return) dated as of April 29, 2016 for Victor Herrero and Paul Marciano (incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2016).

*10.13.
Performance Share Award Agreement (revenue and operating income) dated as of April 29, 2016 for Victor Herrero and Paul Marciano (incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2016).

*10.14.	Executive Employment Agreement dated January 26, 2016 between the Registrant and Paul Marciano (incorporated by reference from the Registrant’s Current Report on Form 8-K filed February 1, 2016).
*10.15.
Restricted Stock Unit Agreement dated as of April 8, 2014 between the Registrant and Paul Marciano (incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended May 3, 2014).

*10.16.
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

*10.18.
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

*10.20.
Employment Letter Agreement dated July 18, 2013 between the Registrant and Sandeep Reddy (incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended August 3, 2013).

*10.21.	Form of Nonqualified Stock Option Agreement (incorporated by reference from the Registrant’s Current Report on Form 8-K filed May 16, 2005).
*10.22.	Form of Restricted Stock Award Agreement (incorporated by reference from the Registrant’s Current Report on Form 8-K filed May 16, 2005).
*10.23.	Form of Performance Share Award Agreement (incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2016).
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

10.32.
Amendment Number One to Loan, Guaranty and Security Agreement dated as of February 16, 2016, among the Registrant, Guess? Retail, Inc., Guess.com, Inc., Guess? Canada Corporation, the guarantors party thereto, the lenders party thereto and Bank of America, N.A., as agent for the lenders (incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended January 30, 2016).

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