Form 10-Q
period 2017-04-29
GUESS INC
filed 2017-06-02
CIK 912463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 29, 2017
OR
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
As of May 30, 2017, the registrant had 83,239,184 shares of Common Stock, $.01 par value per share, outstanding.

GUESS?, INC.
FORM 10-Q

i

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements.
GUESS?, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands, except share data)

	Apr 29, 2017	Jan 28, 2017
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$316,395	$396,129
Accounts receivable, net	193,643	225,537
Inventories	402,673	367,381
Other current assets	66,695	54,965
Total current assets	979,406	1,044,012
Property and equipment, net	245,131	243,005
Goodwill	34,560	34,100
Other intangible assets, net	6,269	6,504
Deferred tax assets	82,593	82,793
Restricted cash	1,529	1,521
Other assets	122,636	122,550
	$1,472,124	$1,534,485
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of borrowings	$571	$566
Accounts payable	207,215	209,616
Accrued expenses	116,780	135,271
Total current liabilities	324,566	345,453
Long-term debt	23,322	23,482
Deferred rent and lease incentives	79,973	80,209
Other long-term liabilities	99,351	99,895
	527,212	549,039
Redeemable noncontrolling interests	5,585	4,452

Commitments and contingencies (Note 12)

Stockholders’ equity:
Preferred stock, $.01 par value. Authorized 10,000,000 shares; no shares issued and outstanding	—	—
Common stock, $.01 par value. Authorized 150,000,000 shares; issued 141,166,919 and 140,509,974 shares, outstanding 83,255,709 and 84,069,492 shares, as of April 29, 2017 and January 28, 2017, respectively	833	841
Paid-in capital	484,506	480,435
Retained earnings	1,174,495	1,215,079
Accumulated other comprehensive loss	(150,292)	(161,389)
Treasury stock, 57,911,210 and 56,440,482 shares as of April 29, 2017 and January 28, 2017, respectively	(583,426)	(565,744)
Guess?, Inc. stockholders’ equity	926,116	969,222
Nonredeemable noncontrolling interests	13,211	11,772
Total stockholders’ equity	939,327	980,994
	$1,472,124	$1,534,485

See accompanying notes to condensed consolidated financial statements.

GUESS?, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF LOSS (in thousands, except per share data) (unaudited)

	Three Months Ended
	Apr 29, 2017	Apr 30, 2016
Product sales	$438,320	$426,468
Net royalties	20,261	22,347
Net revenue	458,581	448,815
Cost of product sales	313,939	306,056
Gross profit	144,642	142,759
Selling, general and administrative expenses	167,399	165,501
Asset impairment charges	2,762	153
Restructuring charges	—	6,083
Loss from operations	(25,519)	(28,978)
Other income (expense):
Interest expense	(414)	(520)
Interest income	871	651
Other income (expense), net	2,432	(1,098)
	2,889	(967)

Loss before income tax benefit	(22,630)	(29,945)
Income tax benefit	(1,403)	(4,791)
Net loss	(21,227)	(25,154)
Net earnings attributable to noncontrolling interests	66	24
Net loss attributable to Guess?, Inc.	$(21,293)	$(25,178)

Net loss per common share attributable to common stockholders (Note 2):
Basic	$(0.26)	$(0.30)
Diluted	$(0.26)	$(0.30)

Weighted average common shares outstanding attributable to common stockholders (Note 2):
Basic	83,010	83,514
Diluted	83,010	83,514

Dividends declared per common share	$0.225	$0.225

See accompanying notes to condensed consolidated financial statements.

GUESS?, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (in thousands) (unaudited)

	Three Months Ended
	Apr 29, 2017	Apr 30, 2016
Net loss	$(21,227)	$(25,154)
Other comprehensive income (loss) (“OCI”):
Foreign currency translation adjustment
Gains arising during the period	12,835	43,152
Derivative financial instruments designated as cash flow hedges
Gains (losses) arising during the period	446	(12,243)
Less income tax effect	(322)	2,363
Reclassification to net loss for gains realized	(661)	(1,416)
Less income tax effect	85	271
Marketable securities
Gains arising during the period	—	1
Defined benefit plans
Foreign currency and other adjustments	(14)	(164)
Less income tax effect	1	15
Net actuarial loss amortization	117	86
Prior service credit amortization	(7)	(7)
Less income tax effect	(21)	(19)
Total comprehensive income (loss)	(8,768)	6,885
Less comprehensive income attributable to noncontrolling interests:
Net earnings	66	24
Foreign currency translation adjustment	1,362	521
Amounts attributable to noncontrolling interests	1,428	545
Comprehensive income (loss) attributable to Guess?, Inc.	$(10,196)	$6,340

See accompanying notes to condensed consolidated financial statements.

GUESS?, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) (unaudited)

	Three Months Ended
	Apr 29, 2017	Apr 30, 2016
Cash flows from operating activities:
Net loss	$(21,227)	$(25,154)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property and equipment	14,586	16,215
Amortization of intangible assets	425	465
Share-based compensation expense	3,963	4,232
Unrealized forward contract losses	360	4,708
Net loss on disposition of property and equipment	3,458	178
Other items, net	(453)	(935)
Changes in operating assets and liabilities:
Accounts receivable	32,480	44,957
Inventories	(32,906)	(33,973)
Prepaid expenses and other assets	(9,428)	(10,410)
Accounts payable and accrued expenses	(18,855)	(29,112)
Deferred rent and lease incentives	24	161
Other long-term liabilities	(2,374)	(2,043)
Net cash used in operating activities	(29,947)	(30,711)
Cash flows from investing activities:
Purchases of property and equipment	(18,846)	(17,841)
Proceeds from sale of long-term assets	—	7,500
Changes in other assets	(703)	—
Acquisition of businesses, net of cash acquired	(175)	(55)
Net cash settlement of forward contracts	490	310
Net cash used in investing activities	(19,234)	(10,086)
Cash flows from financing activities:
Payment of debt issuance costs	—	(111)
Proceeds from borrowings	—	21,500
Repayment of borrowings and capital lease obligations	(143)	(472)
Dividends paid	(18,946)	(19,256)
Noncontrolling interest capital contribution	962	1,876
Issuance of common stock, net of tax withholdings on vesting of stock awards	(6)	262
Purchase of treasury stock	(17,827)	—
Net cash provided by (used in) financing activities	(35,960)	3,799
Effect of exchange rates on cash, cash equivalents and restricted cash	5,415	19,032
Net change in cash, cash equivalents and restricted cash	(79,726)	(17,966)
Cash, cash equivalents and restricted cash at the beginning of the year	397,650	445,999
Cash, cash equivalents and restricted cash at the end of the period	$317,924	$428,033

Supplemental cash flow data:
Interest paid	$270	$310
Income taxes paid	$3,729	$5,335

See accompanying notes to condensed consolidated financial statements.

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
April 29, 2017
(unaudited)

(1)	Basis of Presentation
In the opinion of management, the accompanying unaudited condensed consolidated financial statements of Guess?, Inc. and its subsidiaries (the “Company”) contain all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the condensed consolidated balance sheets as of April 29, 2017 and January 28, 2017, the condensed consolidated statements of loss, comprehensive income (loss) and cash flows for the three months ended April 29, 2017 and April 30, 2016. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) for interim financial information and the instructions to Rule 10-01 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they have been condensed and do not include all of the information and footnotes required by GAAP for complete financial statements. The results of operations for the three months ended April 29, 2017 are not necessarily indicative of the results of operations to be expected for the full fiscal year. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended January 28, 2017.
The three months ended April 29, 2017 had the same number of days as the three months ended April 30, 2016. All references herein to “fiscal 2018,” “fiscal 2017” and “fiscal 2016” represent the results of the 53-week fiscal year ending February 3, 2018 and the 52-week fiscal years ended January 28, 2017 and January 31, 2016, respectively.
Reclassifications
The Company has made certain reclassifications to prior year amounts to conform to the current period presentation within the accompanying notes to the condensed consolidated financial statements.
New Accounting Guidance
Changes in Accounting Policies
In July 2015, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance to simplify the subsequent measurement of inventories by replacing the lower of cost or market test with a lower of cost or net realizable value test. The Company adopted this guidance effective January 29, 2017 on a prospective basis. The adoption of this guidance did not have a material impact on the Company’s condensed consolidated financial statements or related disclosures.
In March 2016, the FASB issued authoritative guidance to simplify the accounting for certain aspects of share-based compensation. This guidance addresses the accounting for income tax effects at award settlement, the use of an expected forfeiture rate to estimate award cancellations prior to the vesting date and the presentation of excess tax benefits and shares surrendered for tax withholdings on the statement of cash flows. The Company adopted this guidance effective January 29, 2017. This guidance requires all income tax effects of awards (resulting from an increase or decrease in the fair value of an award from grant date to the vesting date) to be recognized in the income statement when the awards vest or are settled which is a change from previous guidance that required such activity to be recorded in paid-in capital within stockholders’ equity. The Company adopted this provision prospectively and accordingly recorded tax shortfalls of approximately $0.6 million as a decrease to the Company’s income tax benefit in its condensed consolidated statement of loss during the three months ended April 29, 2017. This resulted in a negative impact on net loss attributable to Guess?, Inc. of approximately $0.6 million, or an unfavorable $0.01 per share impact during the three months ended April 29, 2017. Under this guidance, excess tax benefits are also excluded from the assumed proceeds available to repurchase shares in the computation of diluted earnings (loss) per share. This was adopted prospectively and did not have an impact on the Company’s diluted loss per share for the three months ended April 29, 2017. This guidance also eliminates the requirement to estimate forfeitures, but rather provides for an election that would allow entities to account for forfeitures as they occur. The Company adopted this election beginning in the first quarter of fiscal 2018 using the modified retrospective method and recorded a cumulative adjustment to reduce retained earnings by approximately $0.3 million. This guidance also changes the presentation of excess tax benefits from a financing activity to an operating activity in the statement of cash flows. This presentation was adopted on a retrospective basis and, as a result, net cash used in operating activities decreased by $0.1 million with a corresponding offset to net cash provided by financing activities during the three months ended April 30, 2016.
In August 2016, the FASB issued authoritative guidance related to the classification of certain cash receipts and cash payments in the statement of cash flows. The Company adopted this guidance effective January 29, 2017 on a retrospective basis. The adoption of this guidance did not have a material impact on the Company’s condensed consolidated financial statements or related disclosures.
In October 2016, the FASB issued authoritative guidance that requires an entity to include indirect interests held through related parties that are under common control on a proportionate basis when evaluating if a reporting entity is the primary beneficiary of a variable interest entity. The Company adopted this guidance effective January 29, 2017. The adoption of this guidance did not have an impact on the Company’s condensed consolidated financial statements or related disclosures.
In November 2016, the FASB issued authoritative guidance related to the presentation of restricted cash in the statement of cash flows. This guidance requires that the statement of cash flows reconcile the change during the period in total cash, cash equivalents and restricted cash. The Company’s restricted cash is generally held as collateral for certain transactions. The Company adopted this guidance effective January 29, 2017 on a retrospective basis. As a result, the Company updated its condensed consolidated statements of cash flows for the three months ended April 29, 2017 and April 30, 2016 to include restricted cash with cash and cash equivalents when reconciling the beginning and end of period balances and to eliminate changes in restricted cash that have historically been included within operating and investing activities.
Recently Issued Accounting Guidance
In May 2014, the FASB issued a comprehensive new revenue recognition standard which will supersede previous existing revenue recognition guidance. The standard is intended to clarify the principles of recognizing revenue and create common revenue recognition guidance between U.S. GAAP and International Financial Reporting Standards. The standard also requires expanded disclosures surrounding revenue recognition. During fiscal 2017, the FASB issued additional clarification guidance on the new revenue recognition standard which also included certain scope improvements and practical expedients. The standard (including clarification guidance issued) is effective for fiscal periods beginning after December 15, 2017, which will be the Company’s first quarter of fiscal 2019, and allows for either full retrospective or modified retrospective adoption, with early adoption permitted. The Company plans to adopt this guidance using the modified retrospective method beginning in the first quarter of fiscal 2019. The Company’s assessment efforts to date have included reviewing current revenue processes, arrangements and accounting policies to identify potential differences that could arise from the application of this standard on its consolidated financial statements and related disclosures. Based on its current review, the more significant changes that the Company has identified relate to the classification and timing of when revenue is recognized from its licensing business, loyalty programs and gift card breakage. The Company also expects a change in the timing of revenue recognized when merchandise is shipped directly to a customer, as it is expected to be based on when control is transferred to the customer upon shipment, rather than at the time the risk of loss is transferred. In addition, the Company is evaluating the potential impact on timing and classification related to certain shipping revenues and contract acquisition costs related to agent indemnity fees paid in its wholesale business. The Company is continuing to evaluate the financial impact of the adoption of this standard on its consolidated financial statements and related disclosures.
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
In February 2016, the FASB issued a comprehensive new lease standard which will supersede previous lease guidance. The standard requires a lessee to recognize assets and liabilities related to long-term leases that were classified as operating leases under previous guidance in its balance sheet. An asset would be recognized related to the right to use the underlying asset and a liability would be recognized related to the obligation to make lease payments over the term of the lease. The standard also requires expanded disclosures surrounding leases. The standard is effective for fiscal periods beginning after December 15, 2018, which will be the Company’s first quarter of fiscal 2020, and requires modified retrospective adoption, with early adoption permitted. The Company is currently evaluating the impact of the adoption of this standard on its consolidated financial statements and related disclosures, but expects there will be a material increase in its long-term assets and liabilities resulting from the adoption.
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
In March 2017, the FASB issued authoritative guidance related to the presentation of net periodic pension cost in the income statement. This guidance requires that the service cost component of net periodic pension cost is presented in the same line as other compensation costs arising from services rendered by the employees during the period. The other components of net periodic pension cost are required to be presented in the income statement separately from the service cost component and outside of earnings from operations. This guidance also allows for the service cost component to be eligible for capitalization when applicable. This guidance is effective for fiscal years beginning after December 15, 2017, which will be the Company’s first quarter of fiscal 2019, and requires retrospective adoption for the presentation of the service cost component and other components of net periodic pension cost in the income statement and prospective adoption for capitalization of the service cost component. Early adoption is permitted at the beginning of a fiscal year. The Company is currently evaluating the impact of the adoption of this standard on its consolidated financial statements and related disclosures.
In May 2017, the FASB issued authoritative guidance that provides clarification on accounting for modifications in share-based payment awards. This guidance is effective for fiscal years beginning after December 15, 2017, which will be the Company’s first quarter of fiscal 2019, with early adoption permitted. The adoption of this guidance is not expected to have an impact on the Company’s consolidated financial statements or related disclosures unless there are modifications to the Company’s share-based payment awards.

(2)	Loss Per Share
Basic earnings (loss) per share represents net earnings (loss) attributable to common stockholders divided by the weighted average number of common shares outstanding during the period. The Company considers any restricted stock units with forfeitable dividend rights that are issued and outstanding, but considered contingently returnable if certain service conditions are not met, as common equivalent shares outstanding. These restricted stock units are excluded from the weighted average number of common shares outstanding and basic earnings (loss) per share calculation until the respective service conditions have been met. Diluted earnings per share represents net earnings attributable to common stockholders divided by the weighted average number of common shares outstanding, inclusive of the dilutive impact of common equivalent shares outstanding during the period. The potentially dilutive impact of common equivalent shares outstanding are not included in the computation of diluted net loss per share as the impact of the shares would be antidilutive due to the net loss incurred for the period. Nonvested restricted stock awards (referred to as participating securities) are excluded from the dilutive impact of common equivalent shares outstanding in accordance with authoritative guidance under the two-class method since the nonvested restricted stockholders are entitled to participate in dividends declared on common stock as if the shares were fully vested and hence are deemed to be participating securities. Under the two-class method, distributed and undistributed earnings attributable to nonvested restricted stockholders are excluded from net earnings (loss) attributable to common stockholders for purposes of calculating basic and diluted earnings (loss) per common share. However, net losses are not allocated to nonvested restricted stockholders because they are not contractually obligated to share in the losses of the Company.
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

The computation of basic and diluted net loss per common share attributable to common stockholders is as follows (in thousands, except per share data):

	Three Months Ended
	Apr 29, 2017	Apr 30, 2016
Net loss attributable to Guess?, Inc.	$(21,293)	$(25,178)
Less net earnings attributable to nonvested restricted stockholders	200	150
Net loss attributable to common stockholders	$(21,493)	$(25,328)

Weighted average common shares used in basic computations	83,010	83,514
Effect of dilutive securities:
Stock options and restricted stock units (1)	—	—
Weighted average common shares used in diluted computations	83,010	83,514

Net loss per common share attributable to common stockholders:
Basic	$(0.26)	$(0.30)
Diluted	$(0.26)	$(0.30)
__________________________________

(1)
For the three months ended April 29, 2017 and April 30, 2016, there were 37,251 and 249,003 potentially dilutive shares, respectively, that were not included in the computation of diluted weighted average common shares and common equivalent shares outstanding because their effect would have been antidilutive given the Company’s net loss during each of the respective periods.

For the three months ended April 29, 2017 and April 30, 2016, equity awards granted for 3,779,542 and 3,022,961, respectively, of the Company’s common shares were outstanding but were excluded from the computation of diluted weighted average common shares and common equivalent shares outstanding because the assumed proceeds, as calculated under the treasury stock method, resulted in these awards being antidilutive. For the three months ended April 29, 2017 and April 30, 2016, the Company also excluded 1,275,143 and 602,816 nonvested stock units, respectively, which were subject to the achievement of performance-based or market-based vesting conditions from the computation of diluted weighted average common shares and common equivalent shares outstanding because these conditions were not achieved as of the end of each of the respective periods.
Share Repurchase Program
On June 26, 2012, the Company’s Board of Directors authorized a program to repurchase, from time-to-time and as market and business conditions warrant, up to $500 million of the Company’s common stock. Repurchases under the program may be made on the open market or in privately negotiated transactions, pursuant to Rule 10b5-1 trading plans or other available means. There is no minimum or maximum number of shares to be repurchased under the program, which may be discontinued at any time, without prior notice. During the three months ended April 29, 2017, the Company repurchased 1,485,195 shares under the program at an aggregate cost of $17.8 million. There were no share repurchases during the three months ended April 30, 2016. As of April 29, 2017, the Company had remaining authority under the program to purchase $430.5 million of its common stock.

(3)	Stockholders’ Equity and Redeemable Noncontrolling Interests
A reconciliation of common stock outstanding, treasury stock and the total carrying amount of total stockholders’ equity, Guess?, Inc. stockholders’ equity and stockholders’ equity attributable to nonredeemable and redeemable noncontrolling interests for the fiscal year ended January 28, 2017 and three months ended April 29, 2017 is as follows (in thousands, except share data):

	Shares		Stockholders’ Equity
	Common Stock	Treasury Stock	Guess?, Inc. Stockholders’ Equity	Nonredeemable Noncontrolling Interests	Total	Redeemable Noncontrolling Interests
Balance at January 30, 2016	83,833,937	56,195,000	$1,018,475	$12,818	$1,031,293	$5,252
Net earnings	—	—	22,761	2,637	25,398	—
Foreign currency translation adjustment	—	—	(575)	(2,057)	(2,632)	818
Loss on derivative financial instruments designated as cash flow hedges, net of income tax of $864	—	—	(1,852)	—	(1,852)	—
Other-than-temporary-impairment and unrealized loss on marketable securities, net of income tax of ($6)	—	—	15	—	15	—
Actuarial valuation loss and related amortization, prior service credit amortization and foreign currency and other adjustments on defined benefit plans, net of income tax of $21	—	—	(923)	—	(923)	—
Issuance of common stock under stock compensation plans, net of tax effect	481,037	—	(3,813)	—	(3,813)	—
Issuance of stock under Employee Stock Purchase Plan	44,486	(44,486)	558	—	558	—
Share-based compensation	—	—	16,908	—	16,908	—
Dividends	—	—	(76,997)	—	(76,997)	—
Share repurchases	(289,968)	289,968	(3,532)	—	(3,532)	—
Purchase of redeemable noncontrolling interest	—	—	(1,133)	1,133	—	(4,445)
Noncontrolling interest capital contribution	—	—	—	—	—	2,157
Noncontrolling interest capital distribution	—	—	—	(2,759)	(2,759)	—
Redeemable noncontrolling interest redemption value adjustment	—	—	(670)	—	(670)	670
Balance at January 28, 2017	84,069,492	56,440,482	$969,222	$11,772	$980,994	$4,452
Net earnings (loss)	—	—	(21,293)	66	(21,227)	—
Foreign currency translation adjustment	—	—	11,473	1,362	12,835	182
Loss on derivative financial instruments designated as cash flow hedges, net of income tax of ($237)	—	—	(452)	—	(452)	—
Actuarial valuation and prior service credit amortization and foreign currency and other adjustments on defined benefit plans, net of income tax of ($20)	—	—	76	—	76	—
Issuance of common stock under stock compensation plans, net of tax effect	656,945	—	(138)	—	(138)	—
Issuance of stock under Employee Stock Purchase Plan	14,467	(14,467)	133	—	133	—
Share-based compensation	—	—	3,963	—	3,963	—
Dividends	—	—	(19,041)	—	(19,041)	—
Share repurchases	(1,485,195)	1,485,195	(17,827)	—	(17,827)	—
Noncontrolling interest capital contribution	—	—	—	11	11	951
Balance at April 29, 2017	83,255,709	57,911,210	$926,116	$13,211	$939,327	$5,585

Accumulated Other Comprehensive Income (Loss)
The changes in accumulated other comprehensive income (loss), net of related income taxes, for the three months ended April 29, 2017 and April 30, 2016 are as follows (in thousands):

	Three Months Ended Apr 29, 2017
	Foreign Currency Translation Adjustment	Derivative Financial Instruments Designated as Cash Flow Hedges	Defined Benefit Plans	Total
Balance at January 28, 2017	$(158,227)	$5,400	$(8,562)	$(161,389)
Gains (losses) arising during the period	11,473	124	(13)	11,584
Reclassification to net loss for (gains) losses realized	—	(576)	89	(487)
Net other comprehensive income (loss)	11,473	(452)	76	11,097
Balance at April 29, 2017	$(146,754)	$4,948	$(8,486)	$(150,292)

	Three Months Ended Apr 30, 2016
	Foreign Currency Translation Adjustment	Derivative Financial Instruments Designated as Cash Flow Hedges	Marketable Securities	Defined Benefit Plans	Total
Balance at January 30, 2016	$(157,652)	$7,252	$(15)	$(7,639)	$(158,054)
Gains (losses) arising during the period	42,631	(9,880)	1	(149)	32,603
Reclassification to net loss for (gains) losses realized	—	(1,145)	—	60	(1,085)
Net other comprehensive income (loss)	42,631	(11,025)	1	(89)	31,518
Balance at April 30, 2016	$(115,021)	$(3,773)	$(14)	$(7,728)	$(126,536)
Details on reclassifications out of accumulated other comprehensive income (loss) to net loss during the three months ended April 29, 2017 and April 30, 2016 are as follows (in thousands):

	Three Months Ended		Location of (Gain) Loss Reclassified from Accumulated OCI into Loss
	Apr 29, 2017	Apr 30, 2016
Derivative financial instruments designated as cash flow hedges:
Foreign exchange currency contracts	$(618)	$(1,435)	Cost of product sales
Foreign exchange currency contracts	(79)	(32)	Other income/expense
Interest rate swap	36	51	Interest expense
Less income tax effect	85	271	Income tax benefit
	(576)	(1,145)
Defined benefit plans:
Actuarial loss amortization	117	86	(1)
Prior service credit amortization	(7)	(7)	(1)
Less income tax effect	(21)	(19)	Income tax benefit
	89	60
Total reclassifications during the period	$(487)	$(1,085)
__________________________________

(1)	These accumulated other comprehensive income (loss) components are included in the computation of net periodic defined benefit pension cost. Refer to Note 13 for further information.
Redeemable Noncontrolling Interests
The Company is party to a put arrangement with respect to the common securities that represent the remaining noncontrolling interest for its majority-owned subsidiary, Guess Brasil Comércio e Distribuição S.A. (“Guess Brazil”), which was established through a majority-owned joint venture during fiscal 2014. The put arrangement for Guess Brazil, representing 40% of the total outstanding equity interest of that subsidiary, may be exercised at the discretion of the noncontrolling interest holder by providing written notice to the Company beginning in the sixth year of the agreement, or sooner in certain limited circumstances, and every third anniversary from the end of the sixth year thereafter subject to certain time restrictions. The redemption value of the Guess Brazil put arrangement is based on a multiple of Guess Brazil’s earnings before interest, taxes, depreciation and amortization subject to certain adjustments and is classified as a redeemable noncontrolling interest outside of permanent equity in the Company’s condensed consolidated balance sheet. During fiscal 2017, the Company and the noncontrolling interest holder increased their capital contributions by $1.7 million, of which $1.0 million was paid by the Company and the remaining amount was paid by the noncontrolling interest holder to retain the same pro-rata interest in Guess Brazil. The carrying value of the redeemable noncontrolling interest related to Guess Brazil was $1.6 million and $1.7 million as of April 29, 2017 and January 28, 2017, respectively.
The Company is party to a put arrangement with respect to the common securities that represent the remaining noncontrolling interest for its majority-owned subsidiary, Guess? CIS, LLC (“Guess CIS”), which was established through a majority-owned joint venture during fiscal 2016. The put arrangement for Guess CIS, representing 30% of the total outstanding equity interest of that subsidiary, may be exercised at the discretion of the noncontrolling interest holder by providing written notice to the Company during the period beginning after the fifth anniversary of the agreement through December 31, 2025, or sooner in certain limited circumstances. The redemption value of the Guess CIS put arrangement is based on a multiple of Guess CIS’s earnings before interest, taxes, depreciation and amortization subject to certain adjustments and is classified as a redeemable noncontrolling interest outside of permanent equity in the Company’s condensed consolidated balance sheet. During fiscal 2017, the Company and the noncontrolling interest holder increased their capital contributions by $5.0 million, of which $3.5 million was paid by the Company and the remaining amount was paid by the noncontrolling interest holder to retain the same pro-rata interest in Guess CIS. During the three months ended April 29, 2017, the Company and the noncontrolling interest holder made an additional capital contribution totaling $3.2 million, of which $2.2 million was paid by the Company and the remaining amount was paid by the noncontrolling interest holder to retain the same pro-rata interest in Guess CIS. The carrying value of the redeemable noncontrolling interest related to Guess CIS was $4.0 million and $2.8 million as of April 29, 2017 and January 28, 2017, respectively.
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

(4)	Accounts Receivable
Accounts receivable is summarized as follows (in thousands):

	Apr 29, 2017	Jan 28, 2017
Trade	$198,494	$234,690
Royalty	17,081	19,881
Other	9,413	5,888
	224,988	260,459
Less allowances	31,345	34,922
	$193,643	$225,537
Accounts receivable consists of trade receivables relating primarily to the Company’s wholesale business in Europe and, to a lesser extent, to its wholesale businesses in Asia and the Americas, royalty receivables relating to its licensing operations, credit card and retail concession receivables related to its retail businesses and certain other receivables. Other receivables generally relate to amounts due to the Company that result from activities that are not related to the direct sale of the Company’s products or collection of royalties. The accounts receivable allowance includes allowances for doubtful accounts, wholesale sales returns and wholesale markdowns. Retail sales returns allowances are included in accrued expenses.

(5)	Inventories
Inventories consist of the following (in thousands):

	Apr 29, 2017	Jan 28, 2017
Raw materials	$663	$799
Work in progress	340	78
Finished goods	401,670	366,504
	$402,673	$367,381
The above balances include an allowance to write down inventories to the lower of cost or net realizable value of $21.6 million and $19.4 million as of April 29, 2017 and January 28, 2017, respectively.

(6)	Restructuring Charges
During the first quarter of fiscal 2017, the Company implemented a global cost reduction and restructuring plan to better align its global cost and organizational structure with its current strategic initiatives. This plan included the consolidation and streamlining of the Company’s business processes and a reduction in its global workforce and other expenses. These actions resulted in restructuring charges related primarily to cash-based severance costs of $6.1 million during the three months ended April 30, 2016. There were no restructuring charges incurred during the three months ended April 29, 2017 related to this plan. The Company does not expect significant future cash-based severance charges to be incurred under this plan as the actions were completed during the first quarter of fiscal 2017. As of April 29, 2017, the Company had a balance of approximately $0.1 million in accrued expenses for amounts expected to be paid during the remainder of fiscal 2018. At January 28, 2017, the Company had a balance of approximately $0.2 million in accrued expenses related to these restructuring activities.
The following table summarizes restructuring activities related primarily to severance during the fiscal year ended January 28, 2017 and three months ended April 29, 2017 (in thousands):

Total
Balance at January 30, 2016	$—
Charges to operations	6,083
Cash payments	(6,003)
Foreign currency and other adjustments	100
Balance at January 28, 2017	$180
Cash payments	(124)
Balance at April 29, 2017	$56
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
Income tax benefit for the interim periods was computed using the effective tax rate estimated to be applicable for the full fiscal year. The Company’s effective income tax rate decreased to 6.2% for the three months ended April 29, 2017, from 16.0% for the three months ended April 30, 2016. The decrease in the effective income tax rate during the three months ended April 29, 2017 compared to the same prior-year period was due primarily to more losses incurred in certain foreign jurisdictions where the Company has valuation allowances and a shift in the distribution of earnings among the Company’s tax jurisdictions within the quarters of the current fiscal year. During the three months ended April 29, 2017, the Company adopted authoritative guidance which requires all income tax effects of stock awards (resulting from an increase or decrease in the fair value of an award from grant date to the vesting date) to be recognized in the income statement when the awards vest or are settled which is a change from previous guidance that required such activity to be recorded in paid-in capital within stockholders’ equity. As a result, the Company recorded tax shortfalls of approximately $0.6 million as a decrease to the Company’s income tax benefit in its condensed consolidated statement of loss during the three months ended April 29, 2017.
From time-to-time, the Company is subject to routine income tax audits on various tax matters around the world in the ordinary course of business. As of April 29, 2017, several income tax audits were underway for various periods in multiple jurisdictions. The Company accrues an amount for its estimate of additional income tax liability which the Company, more likely than not, will incur as a result of the ultimate resolution of income tax audits (“uncertain tax positions”). The Company reviews and updates the estimates used in the accrual for uncertain tax positions as more definitive information becomes available from taxing authorities, upon completion of tax audits, upon expiration of statutes of limitation, or upon occurrence of other events.
The Company had aggregate accruals for uncertain tax positions, including penalties and interest, of $15.1 million and $14.6 million as of April 29, 2017 and January 28, 2017, respectively. The change in the accrual balance from January 28, 2017 to April 29, 2017 resulted from interest and penalties and additional accruals during the three months ended April 29, 2017.

(8)	Segment Information
The Company’s businesses are grouped into five reportable segments for management and internal financial reporting purposes: Americas Retail, Europe, Asia, Americas Wholesale and Licensing. The Company’s Americas Retail, Europe, Americas Wholesale and Licensing reportable segments are the same as their respective operating segments. Certain components of the Company’s Asia operating segment are separate operating segments based on region which have been aggregated into the Asia reportable segment for disclosure purposes. During the first quarter of fiscal 2018, net revenue and related costs and expenses for certain globally serviced customers were reclassified into the segment primarily responsible for the relationship. Accordingly, segment results for Europe, Asia and Americas Wholesale have been adjusted for the first quarter of fiscal 2017 to conform to the current year presentation. Management evaluates segment performance based primarily on revenues and earnings (loss) from operations before restructuring charges, if any. The Company believes this segment reporting reflects how its business segments are managed and how each segment’s performance is evaluated by the Company’s chief operating decision maker to assess performance and make resource allocation decisions. The Americas Retail segment includes the Company’s retail and e-commerce operations in North and Central America and its retail operations in South America. The Europe segment includes the Company’s retail, e-commerce and wholesale operations in Europe and the Middle East. The Asia segment includes the Company’s retail, e-commerce and wholesale operations in Asia. The Americas Wholesale segment includes the Company’s wholesale operations in the Americas. The Licensing segment includes the worldwide licensing operations of the Company. The business segment operating results exclude corporate overhead costs, which consist of shared costs of the organization, and restructuring charges. These costs are presented separately and generally include, among other things, the following unallocated corporate costs: accounting and finance, executive compensation, facilities, global advertising and marketing, human resources, information technology and legal.

Net revenue and earnings (loss) from operations are summarized as follows for the three months ended April 29, 2017 and April 30, 2016 (in thousands):

	Three Months Ended
	Apr 29, 2017	Apr 30, 2016
Net revenue:
Americas Retail	$173,694	$204,161
Europe (1)	165,388	134,142
Asia (1)	63,381	54,228
Americas Wholesale (1)	35,857	33,937
Licensing	20,261	22,347
Total net revenue	$458,581	$448,815
Earnings (loss) from operations:
Americas Retail (2)	$(26,766)	$(12,601)
Europe (1) (2)	(3,095)	(14,555)
Asia (1) (2)	(838)	(549)
Americas Wholesale (1)	6,645	5,961
Licensing	17,331	20,415
	(6,723)	(1,329)
Corporate Overhead	(18,796)	(21,566)
Restructuring Charges	—	(6,083)
Total loss from operations	$(25,519)	$(28,978)
__________________________________

(1)
During the first quarter of fiscal 2018, net revenue and related costs and expenses for certain globally serviced customers were reclassified into the segment primarily responsible for the relationship. Accordingly, segment results for Europe, Asia and Americas Wholesale have been adjusted for the first quarter of fiscal 2017 to conform to the current year presentation.

(2)
During each of the periods presented, the Company recognized asset impairment charges for certain retail locations resulting from under-performance and expected store closures. During the three months ended April 29, 2017, the Company recorded asset impairment charges related to its Americas Retail and Asia segments of $2.1 million and $0.6 million, respectively. Asset impairment charges related to its Europe segment were minimal during the three months ended April 29, 2017. During the three months ended April 30, 2016, the Company recorded asset impairment charges related to its Europe segment of $0.1 million. Asset impairment charges related to its Asia segment were minimal during the three months ended April 30, 2016.

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

(9)	Borrowings and Capital Lease Obligations
Borrowings are summarized as follows (in thousands):

	Apr 29, 2017	Jan 28, 2017
Mortgage debt, maturing monthly through January 2026	$20,749	$20,889
Other	3,144	3,159
	23,893	24,048
Less current installments	571	566
Long-term debt	$23,322	$23,482

Mortgage Debt
On February 16, 2016, the Company entered into a ten-year $21.5 million real estate secured loan (the “Mortgage Debt”). The Mortgage Debt is secured by the Company’s U.S. distribution center based in Louisville, Kentucky and provides for monthly principal and interest payments based on a 25-year amortization schedule, with the remaining principal balance and any accrued and unpaid interest due at maturity. Outstanding principal balances under the Mortgage Debt bear interest at the one-month LIBOR rate plus 1.5%. As of April 29, 2017, outstanding borrowings under the Mortgage Debt, net of debt issuance costs of $0.1 million, were $20.7 million. At January 28, 2017, outstanding borrowings under the Mortgage Debt, net of debt issuance costs of $0.1 million, were $20.9 million.
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
On February 16, 2016, the Company also entered into a separate interest rate swap agreement, designated as a cash flow hedge, that resulted in a swap fixed rate of approximately 3.06%. This interest rate swap agreement matures in January 2026 and converts the nature of the Mortgage Debt from LIBOR floating-rate debt to fixed-rate debt. The fair value of the interest rate swap asset as of April 29, 2017 and January 28, 2017 was approximately $0.7 million and $0.9 million, respectively.
Credit Facilities
On June 23, 2015, the Company entered into a five-year senior secured asset-based revolving credit facility with Bank of America, N.A. and the other lenders party thereto (the “Credit Facility”). The Credit Facility provides for a borrowing capacity in an amount up to $150 million, including a Canadian sub-facility up to $50 million, subject to a borrowing base. Based on applicable accounts receivable, inventory and eligible cash balances as of April 29, 2017, the Company could have borrowed up to $133 million under the Credit Facility. The Credit Facility has an option to expand the borrowing capacity by up to $150 million subject to certain terms and conditions, including the willingness of existing or new lenders to assume such increased amount. The Credit Facility is available for direct borrowings and the issuance of letters of credit, subject to certain letters of credit sublimits, and may be used for working capital and other general corporate purposes.
All obligations under the Credit Facility are unconditionally guaranteed by the Company and the Company’s existing and future domestic and Canadian subsidiaries, subject to certain exceptions, and are secured by a first priority lien on substantially all of the assets of the Company and such domestic and Canadian subsidiaries, as applicable.
Direct borrowings under the Credit Facility made by the Company and its domestic subsidiaries shall bear interest at the U.S. base rate plus an applicable margin (varying from 0.25% to 0.75%) or at LIBOR plus an applicable margin (varying from 1.25% to 1.75%). The U.S. base rate is based on the greater of (i) the U.S. prime rate, (ii) the federal funds rate, plus 0.5%, and (iii) LIBOR for a 30 day interest period, plus 1.0%. Direct borrowings under the Credit Facility made by the Company’s Canadian subsidiaries shall bear interest at the Canadian prime rate plus an applicable margin (varying from 0.25% to 0.75%) or at the Canadian BA rate plus an applicable margin (varying from 1.25% to 1.75%). The Canadian prime rate is based on the greater of (i) the Canadian prime rate, (ii) the Bank of Canada overnight rate, plus 0.5%, and (iii) the Canadian BA rate for a one month interest period, plus 1.0%. The applicable margins are calculated quarterly and vary based on the average daily availability of the aggregate borrowing base. The Company is also obligated to pay certain commitment, letter of credit and other fees customary for a credit facility of this size and type. As of April 29, 2017, the Company had $1.0 million in outstanding standby letters of credit, $0.9 million in outstanding documentary letters of credit and no outstanding borrowings under the Credit Facility.
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
The Company, through its European subsidiaries, maintains short-term uncommitted borrowing agreements, primarily for working capital purposes, with various banks in Europe. The majority of the borrowings under these agreements are secured by specific accounts receivable balances. Based on the applicable accounts receivable balances as of April 29, 2017, the Company could have borrowed up to $56.7 million under these agreements. As of April 29, 2017, the Company had no outstanding borrowings or outstanding documentary letters of credit under these agreements. The agreements are denominated primarily in euros and provide for annual interest rates ranging from 0.5% to 5.0%. The maturities of any short-term borrowings under these arrangements are generally linked to the credit terms of the underlying accounts receivable that secure the borrowings. With the exception of one facility for up to $38.1 million that has a minimum net equity requirement, there are no other financial ratio covenants.
Capital Lease
The Company leased a building in Florence, Italy under a capital lease which provided for minimum lease payments through May 1, 2016. Upon termination of the capital lease, the title of the building was transferred to the Company. The Company had a separate interest rate swap agreement designated as a non-hedging instrument that converted the nature of the capital lease obligation from Euribor floating-rate debt to fixed-rate debt and resulted in a swap fixed rate of 3.55%. This interest rate swap agreement matured on February 1, 2016.
Other
From time-to-time, the Company will obtain other financing in foreign countries for working capital to finance its local operations.

(10)	Share-Based Compensation
The following table summarizes the share-based compensation expense recognized under all of the Company’s stock plans during the three months ended April 29, 2017 and April 30, 2016 (in thousands):

	Three Months Ended
	Apr 29, 2017	Apr 30, 2016
Stock options	$609	$512
Stock awards/units	3,318	3,678
Employee Stock Purchase Plan	36	42
Total share-based compensation expense	$3,963	$4,232
During the first quarter of fiscal 2018, the Company adopted authoritative guidance which eliminates the requirement to estimate forfeitures, but rather provides for an election that would allow entities to account for forfeitures as they occur. The Company adopted this election using the modified retrospective method and recorded a cumulative adjustment to reduce retained earnings by approximately $0.3 million during the three months ended April 29, 2017.

Unrecognized compensation cost related to nonvested stock options and nonvested stock awards/units totaled approximately $5.4 million and $41.1 million, respectively, as of April 29, 2017. This cost is expected to be recognized over a weighted average period of 1.9 years. The weighted average grant date fair value of options granted was $1.57 and $3.56 during the three months ended April 29, 2017 and April 30, 2016, respectively.
Grants
On April 28, 2017, the Company granted select key management 1,056,042 nonvested stock units which are subject to certain performance-based vesting or market-based vesting conditions. On April 29, 2016, the Company granted select key management 602,816 nonvested stock units which are subject to certain performance-based vesting or market-based vesting conditions.
Annual Grants
On March 29, 2017, the Company made an annual grant of 1,283,175 stock options and 707,675 nonvested stock awards/units to its employees. On March 30, 2016, the Company made an annual grant of 616,450 stock options and 442,000 nonvested stock awards/units to its employees.
Performance-Based Awards
The Company has granted certain nonvested stock units subject to performance-based vesting conditions to select executive officers. Each award of nonvested stock units generally has an initial vesting period from the date of the grant through either (i) the end of the first fiscal year or (ii) the first anniversary of the date of grant, followed by annual vesting periods which may range from two-to-three years. The nonvested stock units are subject to the achievement of certain performance-based vesting conditions during the first fiscal year of the grant as well as continued service requirements through each of the vesting periods.
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
The following table summarizes the activity for nonvested performance-based units during the three months ended April 29, 2017:

	Number of Units	Weighted Average Grant Date Fair Value
Nonvested at January 28, 2017	787,849	$19.17
Granted	808,022	11.16
Vested	(130,740)	20.83
Forfeited	(6,757)	18.35
Nonvested at April 29, 2017	1,458,374	$14.59
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

The following table summarizes the activity for nonvested market-based units during the three months ended April 29, 2017:

	Number of Units	Weighted Average Grant Date Fair Value
Nonvested at January 28, 2017	323,825	$16.63
Granted	248,020	10.62
Vested	—	—
Forfeited	—	—
Nonvested at April 29, 2017	571,845	$14.02

(11)	Related Party Transactions
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
Leases
The Company leases warehouse and administrative facilities, including the Company’s corporate headquarters in Los Angeles, California, from partnerships affiliated with the Marciano Trusts and certain of their affiliates. There were four of these leases in effect as of April 29, 2017 with expiration dates ranging from calendar years 2017 to 2020.
In January 2016, the Company sold an approximately 140,000 square foot parking lot located adjacent to the Company’s corporate headquarters to a partnership affiliated with the Marciano Trusts for a sales price of $7.5 million, which was subsequently collected during the three months ended April 30, 2016. Concurrent with the sale, the Company entered into a lease agreement to lease back the parking lot from the purchaser.
Aggregate rent, common area maintenance charges and property tax expense recorded under these four related party leases were approximately $1.2 million for each of the three months ended April 29, 2017 and April 30, 2016. The Company believes that the terms of the related party leases and parking lot sale have not been significantly affected by the fact that the Company and the lessors are related.
Aircraft Arrangements
The Company periodically charters aircraft owned by MPM Financial, LLC (“MPM Financial”), an entity affiliated with the Marciano Trusts, through informal arrangements with MPM Financial and independent third party management companies contracted by MPM Financial to manage its aircraft. The total fees paid under these arrangements were approximately $0.3 million for each of the three months ended April 29, 2017 and April 30, 2016.
These related party disclosures should be read in conjunction with the disclosure concerning related party transactions in the Company’s Annual Report on Form 10-K for the year ended January 28, 2017.

(12)	Commitments and Contingencies
Leases
The Company leases its showrooms, advertising, licensing, sales and merchandising offices, remote distribution and warehousing facilities and retail and factory outlet store locations under operating lease agreements expiring on various dates through November 2036. Some of these leases require the Company to make periodic payments for property taxes, utilities and common area operating expenses. Certain retail store leases provide for rents based upon the minimum annual rental amount and a percentage of annual sales volume, generally ranging from 5% to 18%, when specific sales volumes are exceeded. The Company’s concession leases also provide for rents primarily based upon a percentage of annual sales volume which average approximately

34% of annual sales volume. Some leases include lease incentives, rent abatements and fixed rent escalations, which are amortized and recorded over the initial lease term on a straight-line basis. The Company also leases some of its equipment under operating lease agreements expiring at various dates through April 2022.
Investment Commitments
As of April 29, 2017, the Company had an unfunded commitment to invest €5.0 million ($5.4 million) in a private equity fund. The investment will be included in other assets in the Company’s condensed consolidated balance sheet when it is funded. In May 2017, the Company funded €0.5 million ($0.5 million) of this commitment.
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
The Company has received customs tax assessment notices from the Italian Customs Agency regarding its customs tax audit of one of the Company’s European subsidiaries for the period from July 2010 through December 2012. Such assessments totaled €9.8 million ($10.7 million), including potential penalties and interest. The Company strongly disagrees with the positions that the Italian Customs Agency has taken and therefore filed appeals with the Milan First Degree Tax Court (“MFDTC”). In May 2015, the MFDTC issued a judgment in favor of the Company in relation to the first set of appeals (covering the period through September 2010) and canceled the related assessments totaling €1.7 million ($1.8 million). In November 2015, the Italian Customs Agency notified the Company of its intent to appeal this first MFDTC judgment. During fiscal 2017, the Appeals Court ruled in favor of the Company and rejected the appeal by the Italian Customs Agency on the first MFDTC judgment. During fiscal 2017, the MFDTC also issued judgments in favor of the Company in relation to the second through seventh set of appeals (covering the period from October 2010 through December 2012) and canceled the related assessments totaling €8.1 million ($8.9 million). Subsequently, the Italian Customs Agency has appealed the majority of these favorable MFDTC judgments, as well as certain of the Appeals Court judgments. While these MFDTC judgments have been favorable to the Company, there can be no assurances that the Italian Customs Agency will not be successful in its remaining appeals. It also continues to be possible that the Company will receive similar or even larger assessments for periods subsequent to December 2012 or other claims or charges related to the matter in the future.
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
As a non-qualified pension plan, no dedicated funding of the SERP is required; however, the Company has made periodic payments into insurance policies held in a rabbi trust to fund the expected obligations arising under the non-qualified SERP. The amount of any future payments into the insurance policies, if any, may vary depending on investment performance of the trust. The cash surrender values of the insurance policies were $60.1 million and $58.6 million as of April 29, 2017 and January 28, 2017, respectively, and were included in other assets in the Company’s condensed consolidated balance sheets. As a result of changes in the value of the insurance policy investments, the Company recorded unrealized gains of $1.9 million and $3.2 million in other income during the three months ended April 29, 2017 and April 30, 2016, respectively. The projected benefit obligation was $53.6 million and $53.5 million as of April 29, 2017 and January 28, 2017, respectively, and was included in accrued expenses and other long-term liabilities in the Company’s condensed consolidated balance sheets depending on the expected timing of payments. SERP benefit payments of $0.4 million were made during each of the three months ended April 29, 2017 and April 30, 2016.
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
As of April 29, 2017 and January 28, 2017, the plan had a projected benefit obligation of $18.1 million and $17.6 million, respectively, and plan assets held at the independent investment fiduciary of $14.6 million and $14.1 million, respectively. The net liability of $3.5 million was included in other long-term liabilities in the Company’s condensed consolidated balance sheets as of April 29, 2017 and January 28, 2017.

The components of net periodic defined benefit pension cost for the three months ended April 29, 2017 and April 30, 2016 related to the Company’s defined benefit plans are as follows (in thousands):

	Three Months Ended April 29, 2017
	SERP	Swiss Pension Plan	Total
Service cost	$—	$491	$491
Interest cost	461	22	483
Expected return on plan assets	—	(49)	(49)
Net amortization of unrecognized prior service credit	—	(7)	(7)
Net amortization of actuarial losses	38	79	117
Net periodic defined benefit pension cost	$499	$536	$1,035

	Three Months Ended April 30, 2016
	SERP	Swiss Pension Plan	Total
Service cost	$—	$379	$379
Interest cost	460	22	482
Expected return on plan assets	—	(46)	(46)
Net amortization of unrecognized prior service credit	—	(7)	(7)
Net amortization of actuarial losses	39	47	86
Net periodic defined benefit pension cost	$499	$395	$894

(14)	Fair Value Measurements
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
The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of April 29, 2017 and January 28, 2017 (in thousands):

	Fair Value Measurements at Apr 29, 2017				Fair Value Measurements at Jan 28, 2017
Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Foreign exchange currency contracts	$—	$8,585	$—	$8,585	$—	$9,868	$—	$9,868
Interest rate swap	—	713	—	713	—	876	—	876
Total	$—	$9,298	$—	$9,298	$—	$10,744	$—	$10,744
Liabilities:
Foreign exchange currency contracts	$—	$596	$—	$596	$—	$1,424	$—	$1,424
Deferred compensation obligations	—	11,777	—	11,777	—	11,184	—	11,184
Total	$—	$12,373	$—	$12,373	$—	$12,608	$—	$12,608

There were no transfers of financial instruments between the three levels of fair value hierarchy during the three months ended April 29, 2017 or during the year ended January 28, 2017.

Foreign exchange currency contracts are entered into by the Company principally to hedge the future payment of inventory and intercompany transactions by non-U.S. subsidiaries. Periodically, the Company may also use foreign exchange currency contracts to hedge the translation and economic exposures related to its net investments in certain of its international subsidiaries. The fair values of the Company’s foreign exchange currency contracts are based on quoted foreign exchange forward rates at the reporting date. Fair values of the Company’s interest rate swaps are based upon inputs corroborated by observable market data. Deferred compensation obligations to employees are adjusted based on changes in the fair value of the underlying employee-directed investments. Fair value of these obligations is based upon inputs corroborated by observable market data.
The carrying amount of the Company’s remaining financial instruments, which principally include cash and cash equivalents, trade receivables, accounts payable and accrued expenses, approximates fair value due to the relatively short maturity of such instruments. The fair values of the Company’s debt instruments (see Note 9) are based on the amount of future cash flows associated with each instrument discounted using the Company’s incremental borrowing rate. As of April 29, 2017 and January 28, 2017, the carrying value of all financial instruments was not materially different from fair value, as the interest rates on the Company’s debt approximated rates currently available to the Company.
Long-Lived Assets
Long-lived assets, such as property and equipment, and purchased intangibles subject to amortization, are reviewed for impairment quarterly or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The majority of the Company’s long-lived assets relate to its retail operations which consist primarily of regular retail and flagship locations. The Company considers each individual regular retail location as an asset group for impairment testing, which is the lowest level at which individual cash flows can be identified. The asset group includes leasehold improvements, furniture, fixtures and equipment, computer hardware and software and certain long-term security deposits and lease acquisition costs. The Company reviews regular retail locations in penetrated markets for impairment risk once the locations have been opened for at least one year in their current condition, or sooner as changes in circumstances require. The Company believes that waiting at least one year allows a location to reach a maturity level where a more comprehensive analysis of financial performance can be performed. The Company evaluates impairment risk for regular retail locations in new markets, where the Company is in the early stages of establishing its presence, once brand awareness has been established. The Company also evaluates impairment risk for retail locations that are expected to be closed in the foreseeable future. The Company has flagship locations which are used as a regional marketing tool to build brand awareness and promote the Company’s current product. Impairment for these locations is tested at a reporting unit level similar to goodwill since they do not have separately identifiable cash flows.
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
The Company recorded asset impairment charges of $2.8 million and $0.2 million during the three months ended April 29, 2017 and April 30, 2016, respectively. The asset impairment charges related primarily to the impairment of certain retail locations in North America and Europe resulting from under-performance and expected store closures during each of the respective periods. Refer to Note 8 for more information regarding asset impairment charges by segment.

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
The impact of the credit risk of the counterparties to the derivative contracts is considered in determining the fair value of the foreign exchange currency contracts and interest rate swap agreements. As of April 29, 2017, credit risk has not had a significant effect on the fair value of the Company’s foreign exchange currency contracts and interest rate swap agreements.
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
The Company has also used U.S. dollar forward contracts to hedge the net investments of certain of the Company’s international subsidiaries over specific months. Changes in the fair value of these U.S. dollar forward contracts, designated as net investment hedges, are recorded in foreign currency translation adjustment as a component of accumulated other comprehensive income (loss) within stockholders’ equity and are not recognized in earnings (loss) until the sale or liquidation of the hedged net investment.
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
Summary of Derivative Instruments
The fair value of derivative instruments in the condensed consolidated balance sheets as of April 29, 2017 and January 28, 2017 is as follows (in thousands):

	Derivative Balance Sheet Location	Fair Value at Apr 29, 2017	Fair Value at Jan 28, 2017
ASSETS:
Derivatives designated as hedging instruments:
Cash flow hedges:
Foreign exchange currency contracts	Other current assets/ Other assets	$5,641	$6,072
Interest rate swap	Other assets	713	876
Total derivatives designated as hedging instruments		6,354	6,948
Derivatives not designated as hedging instruments:
Foreign exchange currency contracts	Other current assets/ Other assets	2,944	3,796
Total		$9,298	$10,744
LIABILITIES:
Derivatives designated as hedging instruments:
Cash flow hedges:
Foreign exchange currency contracts	Accrued expenses/ Other long-term liabilities	$372	$1,250
Derivatives not designated as hedging instruments:
Foreign exchange currency contracts	Accrued expenses	224	174
Total		$596	$1,424

Derivatives Designated as Hedging Instruments
Foreign Exchange Currency Contracts Designated as Cash Flow Hedges
During the three months ended April 29, 2017, the Company purchased U.S. dollar forward contracts in Europe totaling US$16.4 million that were designated as cash flow hedges. As of April 29, 2017, the Company had forward contracts outstanding for its European and Canadian operations of US$100.8 million and US$56.2 million, respectively, to hedge forecasted merchandise purchases and intercompany royalties, which are expected to mature over the next 16 months.
As of April 29, 2017, accumulated other comprehensive income (loss) related to foreign exchange currency contracts included a net unrealized gain of approximately $4.5 million, net of tax, of which $3.1 million will be recognized in cost of product sales or other income over the following 12 months, at the then current values on a pre-tax basis, which can be different than the current quarter-end values.
At January 28, 2017, the Company had forward contracts outstanding for its European and Canadian operations of US$104.2 million and US$66.9 million, respectively, that were designated as cash flow hedges.
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
As of April 29, 2017, accumulated other comprehensive income (loss) related to the interest rate swap agreement included a net unrealized gain of approximately $0.4 million, net of tax, which will be recognized in interest expense after the following 12 months, at the then current values on a pre-tax basis, which can be different than the current quarter-end values.
The following table summarizes the gains (losses) before taxes recognized on the derivative instruments designated as cash flow hedges in OCI and net loss for the three months ended April 29, 2017 and April 30, 2016 (in thousands):

	Gain (Loss) Recognized in OCI		Location of Gain (Loss) Reclassified from Accumulated OCI into Loss (1)	Gain (Loss) Reclassified from Accumulated OCI into Loss
	Three Months Ended			Three Months Ended
	Apr 29, 2017	Apr 30, 2016		Apr 29, 2017	Apr 30, 2016
Derivatives designated as cash flow hedges:
Foreign exchange currency contracts	$857	$(11,412)	Cost of product sales	$618	$1,435
Foreign exchange currency contracts	$(211)	$(699)	Other income/expense	$79	$32
Interest rate swap	$(200)	$(132)	Interest expense	$(36)	$(51)
__________________________________

(1)
The Company recognized gains of $0.6 million and $0.5 million resulting from the ineffective portion related to foreign exchange currency contracts in interest income during the three months ended April 29, 2017 and April 30, 2016, respectively. There was no ineffectiveness recognized related to the interest rate swap during the three months ended April 29, 2017 and April 30, 2016.

The following table summarizes net after-tax derivative activity recorded in accumulated other comprehensive income (loss) (in thousands):

	Three Months Ended
	Apr 29, 2017	Apr 30, 2016
Beginning balance gain	$5,400	$7,252
Net gains (losses) from changes in cash flow hedges	124	(9,880)
Net gains reclassified to loss	(576)	(1,145)
Ending balance gain (loss)	$4,948	$(3,773)
Derivatives Not Designated as Hedging Instruments
As of April 29, 2017, the Company had euro foreign exchange currency contracts to purchase US$79.1 million expected to mature over the next 11 months and Canadian dollar foreign exchange currency contracts to purchase US$12.2 million expected to mature over the next eight months.
The following table summarizes the gains (losses) before taxes recognized on the derivative instruments not designated as hedging instruments in other income and expense for the three months ended April 29, 2017 and April 30, 2016 (in thousands):

	Location of Gain (Loss) Recognized in Loss	Gain (Loss) Recognized in Loss
		Three Months Ended
		Apr 29, 2017	Apr 30, 2016
Derivatives not designated as hedging instruments:
Foreign exchange currency contracts	Other income/expense	$(793)	$(6,029)
Interest rate swap	Other income/expense	$—	$38
At January 28, 2017, the Company had euro foreign exchange currency contracts to purchase US$81.4 million and Canadian dollar foreign exchange currency contracts to purchase US$13.9 million.

(16)	Subsequent Events
On May 24, 2017, the Company announced a regular quarterly cash dividend of $0.225 per share on the Company’s common stock. The cash dividend will be paid on June 23, 2017 to shareholders of record as of the close of business on June 7, 2017.

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

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed. These forward-looking statements may include, among other things, statements or assumptions relating to: our expected results of operations; the accuracy of data relating to, and anticipated levels of, future inventory and gross margins; anticipated cash requirements and sources; cost containment efforts; estimated charges; plans regarding store openings, closings, remodels and lease negotiations; plans regarding business growth, international expansion and capital allocation; plans regarding supply chain efficiencies and global planning and allocation; e-commerce, digital and omni-channel initiatives; business seasonality; results and risks of current and future litigation; industry trends; consumer demands and preferences; competition; currency fluctuations and related impacts; estimated tax rates, results of tax audits and other regulatory proceedings; raw material and other inflationary cost pressures; consumer confidence; and general economic conditions. We do not intend, and undertake no obligation, to update our forward-looking statements to reflect future events or circumstances. Such statements involve risks and uncertainties, which may cause actual results to differ materially from those set forth in these statements. Important factors that could cause or contribute to such differences include those discussed under “Part I, Item 1A. Risk Factors” contained in the Company’s most recent Annual Report on Form 10-K for the fiscal year ended January 28, 2017 and in our other filings made from time-to-time with the Securities and Exchange Commission (“SEC”) after the date of this report.
Business Segments
The Company’s businesses are grouped into five reportable segments for management and internal financial reporting purposes: Americas Retail, Europe, Asia, Americas Wholesale and Licensing. During the first quarter of fiscal 2018, net revenue and related costs and expenses for certain globally serviced customers were reclassified into the segment primarily responsible for the relationship. Accordingly, segment results for Europe, Asia and Americas Wholesale have been adjusted for the first quarter of fiscal 2017 to conform to the current year presentation. Management evaluates segment performance based primarily on revenues and earnings (loss) from operations before restructuring charges, if any. The Americas Retail segment includes the Company’s retail and e-commerce operations in North and Central America and its retail operations in South America. The Europe segment includes the Company’s retail, e-commerce and wholesale operations in Europe and the Middle East. The Asia segment includes the Company’s retail, e-commerce and wholesale operations in Asia. The Americas Wholesale segment includes the Company’s wholesale operations in the Americas. The Licensing segment includes the worldwide licensing operations of the Company. The business segment operating results exclude corporate overhead costs, which consist of shared costs of the organization, and restructuring charges. These costs are presented separately and generally include, among other things, the following unallocated corporate costs: accounting and finance, executive compensation, facilities, global advertising and marketing, human resources, information technology and legal. Information regarding these segments is summarized in Note 8 to the Condensed Consolidated Financial Statements.
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
In addition, some of our transactions that occur primarily in Europe, Canada, South Korea and Mexico are denominated in U.S. dollars, Swiss francs, British pounds and Russian roubles, exposing them to exchange rate fluctuations when these transactions (such as inventory purchases) are converted to their functional currencies. As a result, fluctuations in exchange rates can impact the operating margins of our foreign operations and reported earnings (loss), largely dependent on the transaction timing and magnitude during the period that the currency fluctuates. When these foreign exchange rates weaken versus the U.S. dollar at the time U.S. dollar denominated inventory is purchased relative to the purchases of the comparable period, our product margins could be unfavorably impacted if the relative sales prices do not change. Such exchange rate fluctuations had a negative impact on our product margins in Europe and Canada during the three months ended April 29, 2017 compared to the same prior-year period.
During the first three months of fiscal 2018, the average U.S. dollar rate was stronger against the Canadian dollar, the euro and the Mexican peso and weaker against the Korean won and the Russian rouble compared to the average rate in the same prior-year period. This had an overall negative impact on the translation of our international revenues and a minimal impact on loss from operations for the three months ended April 29, 2017 compared to the same prior-year period.
If the U.S. dollar remains strong or further strengthens relative to the respective fiscal 2017 foreign exchange rates, foreign exchange could negatively impact our revenues and operating results as well as our international cash and other balance sheet items during the remainder of fiscal 2018, particularly in Canada, Europe and Mexico.
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
Capital Allocation
The Company plans to allocate capital, including capital expenditures and working capital investments, to fund the growth of its retail and e-commerce businesses in Europe and Asia, while reducing its allocation of capital to its retail business in the Americas. In the U.S. and Canada, we plan to close 60 stores and limit future store openings during fiscal 2018. Additionally, we plan to continue to invest capital in technology to improve our global structure and support our long-term growth plans. The Company’s investments in capital for the full fiscal year 2018 are planned between $85 million and $95 million. During fiscal 2018, we also expect that working capital will grow in Europe and Asia, while contracting in the Americas.
Comparable Sales
The Company reports National Retail Federation calendar comparable sales on a quarterly basis for our retail businesses which include the combined results from our brick-and-mortar retail stores and our e-commerce sites. We also separately report the impact of e-commerce sales on our comparable sales metric. As a result of our omni-channel strategy, our e-commerce business has become strongly intertwined with our brick-and-mortar retail store business. Therefore, we believe that the inclusion of e-commerce sales in our comparable sales metric provides a more meaningful representation of our retail results.
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
Definitions and calculations of comparable sales used by the Company may differ from similarly titled measures reported by other companies.
Other
The Company operates on a 52/53-week fiscal year calendar, which ends on the Saturday nearest to January 31 of each year. The three months ended April 29, 2017 had the same number of days as the three months ended April 30, 2016.
Executive Summary
Overview
Net loss attributable to Guess?, Inc. improved 15.4% to $21.3 million, or diluted loss of $0.26 per common share, for the quarter ended April 29, 2017, compared to net loss attributable to Guess?, Inc. of $25.2 million, or diluted loss of $0.30 per common share, for the quarter ended April 30, 2016.
During the quarter ended April 29, 2017, the Company recognized asset impairment charges of $2.8 million (or $1.9 million after considering the related tax benefit of $0.8 million), or an unfavorable $0.02 per share impact. Excluding the impact of the asset impairment charges and the related tax impact, adjusted net loss attributable to Guess?, Inc. was $19.4 million and adjusted diluted loss was $0.24 per common share for the quarter ended April 29, 2017. During the quarter ended April 30, 2016, the Company also recognized asset impairment charges of $0.2 million, restructuring charges of $6.1 million and a restructuring related estimated exit tax charge of $1.9 million (or a combined $5.9 million after considering the related tax benefit of $2.2 million resulting from the restructuring charges and asset impairment charges), or an unfavorable $0.07 per share impact. Excluding the impact of these items, adjusted net loss attributable to Guess?, Inc. was $19.3 million and adjusted diluted loss was $0.23 per common share for the quarter ended April 30, 2016. References to financial results excluding the impact of these items are non-GAAP measures and are addressed below under “Non-GAAP Measures.”
Highlights of the Company’s performance for the quarter ended April 29, 2017 compared to the same prior-year period are presented below, followed by a more comprehensive discussion under “Results of Operations”:
Operations

•	Total net revenue increased 2.2% to $458.6 million for the quarter ended April 29, 2017, compared to $448.8 million in the same prior-year period. In constant currency, net revenue increased by 4.0%.

•	Gross margin (gross profit as a percentage of total net revenue) decreased 30 basis points to 31.5% for the quarter ended April 29, 2017, from 31.8% in the same prior-year period.

•
Selling, general and administrative (“SG&A”) expenses as a percentage of total net revenue (“SG&A rate”) decreased 40 basis points to 36.5% for the quarter ended April 29, 2017, from 36.9% in the same prior-year period. SG&A expenses increased 1.1% to $167.4 million for the quarter ended April 29, 2017, compared to $165.5 million in the same prior-year period.

•	During the quarter ended April 29, 2017, the Company recognized asset impairment charges of $2.8 million, compared to $0.2 million in the same prior-year period.

•	The Company incurred $6.1 million in restructuring charges during the quarter ended April 30, 2016.

•
Operating margin increased 90 basis points to negative 5.6% for the quarter ended April 29, 2017, compared to negative 6.5% in the same prior-year period. Higher asset impairment charges recorded during the quarter ended April 29, 2017 unfavorably impacted operating margin by 60 basis points compared to the same prior-year period. Restructuring charges incurred during the prior year negatively impacted operating margin by 140 basis points during the quarter ended April 30, 2016. Excluding the impact of these items, operating margin increased by 10 basis points compared to the same prior-year period. Loss from operations improved 11.9% to $25.5 million for the quarter ended April 29, 2017, compared to $29.0 million in the same prior-year period.

•	Other income, net (including interest income and expense) totaled $2.9 million for the quarter ended April 29, 2017, compared to other expense, net of $1.0 million in the same prior-year period.

•	The effective income tax rate decreased by 980 basis points to 6.2% for the quarter ended April 29, 2017, from 16.0% in the same prior-year period.
Key Balance Sheet Accounts

•
The Company had $316.4 million in cash and cash equivalents and $1.5 million in restricted cash as of April 29, 2017, compared to $427.5 million in cash and cash equivalents and $0.5 million in restricted cash at April 30, 2016.

◦	The Company invested $17.8 million to repurchase 1,485,195 of its common shares during the quarter ended April 29, 2017.

•
Accounts receivable, which consists of trade receivables relating primarily to the Company’s wholesale business in Europe and, to a lesser extent, to its wholesale businesses in Asia and the Americas, royalty receivables relating to its licensing operations, credit card and retail concession receivables related to its retail businesses and certain other receivables, increased by $15.9 million, or 9.0%, to $193.6 million as of April 29, 2017, compared to $177.7 million at April 30, 2016. On a constant currency basis, accounts receivable increased by $23.4 million, or 13.2%, when compared to April 30, 2016.

•
Inventory increased by $44.5 million, or 12.4%, to $402.7 million as of April 29, 2017, compared to $358.2 million at April 30, 2016. On a constant currency basis, inventory increased by $57.8 million, or 16.1%, compared to the same prior-year period.

Global Store Count
In the first quarter of fiscal 2018, together with our partners, we opened 30 new stores worldwide, consisting of 24 stores in Europe and the Middle East, four stores in Asia and two stores in the U.S. Together with our partners, we closed 40 stores worldwide, consisting of 19 stores in Asia, 11 stores in the U.S., six stores in Europe and the Middle East, three stores in Canada and one store in Central America.
We ended the first quarter of fiscal 2018 with 1,670 stores worldwide, comprised as follows:

Region	Total Stores	Directly Operated Stores	Licensee Stores
United States	332	330	2
Canada	108	108	—
Central and South America	94	51	43
Total Americas	534	489	45
Europe and the Middle East	647	354	293
Asia	489	106	383
Total	1,670	949	721
This store count does not include 441 concessions located primarily in South Korea and Greater China, which have been excluded because of their smaller store size in relation to our standard international store size. Of the total 1,670 stores, 1,153 were full-priced GUESS? retail stores, 374 were GUESS? factory outlet stores, 74 were G by GUESS stores and 69 were MARCIANO stores.
Results of Operations
Three Months Ended April 29, 2017 and April 30, 2016
Consolidated Results
Net Revenue. Net revenue increased by $9.8 million, or 2.2%, to $458.6 million for the quarter ended April 29, 2017, compared to $448.8 million for the quarter ended April 30, 2016. In constant currency, net revenue increased by 4.0% as currency translation fluctuations relating to our foreign operations unfavorably impacted net revenue by $8.1 million compared to the same prior-year period. The increase was driven primarily by retail expansion in our international markets, and to a lesser extent, from higher European wholesale shipments, partially offset by negative comparable sales in Americas Retail.
Gross Margin. Gross margin decreased 30 basis points to 31.5% for the quarter ended April 29, 2017, from 31.8% in the same prior-year period, due to a higher occupancy rate driven primarily by the negative impact on the Company’s fixed cost structure resulting from negative comparable sales in Americas Retail.
Gross Profit. Gross profit increased by $1.8 million, or 1.3%, to $144.6 million for the quarter ended April 29, 2017, compared to $142.8 million in the same prior-year period. The increase in gross profit, which included the unfavorable impact of currency translation, was due primarily to the favorable impact on gross profit from higher revenue, partially offset by higher occupancy costs resulting from retail expansion in our international markets. Currency translation fluctuations relating to our foreign operations unfavorably impacted gross profit by $3.2 million.
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
SG&A Rate. The Company’s SG&A rate decreased 40 basis points to 36.5% for the quarter ended April 29, 2017, from 36.9% in the same prior-year period, due primarily to overall leveraging of expenses.
SG&A Expenses. SG&A expenses increased by $1.9 million, or 1.1%, to $167.4 million for the quarter ended April 29, 2017, compared to $165.5 million in the same prior-year period. The increase, which included the favorable impact of currency translation, was driven by higher expenses related primarily to retail expansion in our international markets. Currency translation fluctuations relating to our foreign operations favorably impacted SG&A expenses by $3.1 million.
Asset Impairment Charges. During the quarter ended April 29, 2017, the Company recognized asset impairment charges of $2.8 million, compared to $0.2 million in the same prior-year period. The higher asset impairment charges during the quarter ended April 29, 2017 related primarily to the impairment of certain retail locations in North America resulting from under-performance and expected store closures. Currency translation fluctuations relating to our foreign operations favorably impacted asset impairment charges by $0.1 million.
Restructuring Charges. There were no restructuring charges incurred during the quarter ended April 29, 2017. During the quarter ended April 30, 2016, the Company incurred restructuring charges of $6.1 million.
Operating Margin. Operating margin increased 90 basis points to negative 5.6% for the quarter ended April 29, 2017, compared to negative 6.5% in the same prior-year period. Higher asset impairment charges recorded during the quarter ended April 29, 2017 unfavorably impacted operating margin by 60 basis points compared to the same prior-year period. Restructuring charges incurred during the prior year negatively impacted operating margin by 140 basis points during the quarter ended April 30, 2016. Excluding the impact of these items, operating margin increased by 10 basis points compared to the same prior-year period. Currency exchange rate fluctuations negatively impacted operating margin by approximately 30 basis points.
Loss from Operations.   Loss from operations improved by $3.5 million, or 11.9%, to $25.5 million for the quarter ended April 29, 2017, compared to $29.0 million in the same prior-year period. Currency translation fluctuations relating to our foreign operations had a minimal impact on loss from operations compared to the same prior-year period.
Interest Income, Net. Interest income, net was $0.5 million for the quarter ended April 29, 2017, compared to $0.1 million for the quarter ended April 30, 2016 and includes the impact of hedge ineffectiveness of foreign exchange currency contracts designated as cash flow hedges.
Other Income (Expense), Net. Other income, net was $2.4 million for the quarter ended April 29, 2017, compared to other expense, net of $1.1 million in the same prior-year period. Other income, net in the quarter ended April 29, 2017 consisted primarily of unrealized gains on non-operating assets. Other expense, net in the quarter ended April 30, 2016 consisted primarily of net unrealized and realized mark-to-market revaluation losses on foreign exchange currency contracts, partially offset by net unrealized and realized gains on non-operating assets.
Income Tax Benefit.  Income tax benefit for the quarter ended April 29, 2017 was $1.4 million, or a 6.2% effective tax rate, compared to $4.8 million, or a 16.0% effective tax rate, in the same prior-year period. Generally, income taxes for the interim periods are computed using the effective tax rate estimated to be applicable for the full fiscal year which is subject to ongoing review and evaluation by management. The decrease in the effective income tax rate during the three months ended April 29, 2017 compared to the same prior-year period was due primarily to more losses incurred in certain foreign jurisdictions where the Company has valuation allowances and a shift in the distribution of earnings among the Company’s tax jurisdictions within the quarters of the current fiscal year. During the three months ended April 29, 2017, the Company adopted authoritative guidance which requires all income tax effects of stock awards (resulting from an increase or decrease in the fair value of an award from grant date to the vesting date) to be recognized in the income statement when the awards vest or are settled which is a change from previous guidance that required such activity to be recorded in paid-in capital within stockholders’ equity. As a result, the Company recorded tax shortfalls of approximately $0.6 million as a decrease to the Company’s income tax benefit during the three months ended April 29, 2017.
Net Earnings Attributable to Noncontrolling Interests. Net earnings attributable to noncontrolling interests was $0.1 million, net of taxes, for the quarter ended April 29, 2017. Net earnings attributable to noncontrolling interests was minimal for the quarter ended April 30, 2016.
Net Loss Attributable to Guess?, Inc. Net loss attributable to Guess?, Inc. improved by $3.9 million, or 15.4%, to $21.3 million for the quarter ended April 29, 2017, compared to $25.2 million in the same prior-year period. Diluted loss per share improved to $0.26 for the quarter ended April 29, 2017, compared to $0.30 for the quarter ended April 30, 2016. During the quarter ended April 29, 2017, the Company recognized asset impairment charges of $2.8 million (or $1.9 million after considering the related tax benefit of $0.8 million), or an unfavorable $0.02 per share impact. Excluding the impact of the asset impairment charges and the related tax impact, adjusted net loss attributable to Guess?, Inc. was $19.4 million and adjusted diluted loss was $0.24 per common share for the quarter ended April 29, 2017. We estimate that the positive impact of currency on diluted loss per share for the quarter ended April 29, 2017 was approximately $0.03 per share. During the quarter ended April 30, 2016, the Company also recognized asset impairment charges of $0.2 million, restructuring charges of $6.1 million and a restructuring related estimated exit tax charge of $1.9 million (or a combined $5.9 million after considering the related tax benefit of $2.2 million resulting from the restructuring charges and asset impairment charges), or an unfavorable $0.07 per share impact. Excluding the impact of these items, adjusted net loss attributable to Guess?, Inc. was $19.3 million and adjusted diluted loss was $0.23 per common share for the quarter ended April 30, 2016. References to financial results excluding the impact of these items are non-GAAP measures and are addressed below under “Non-GAAP Measures.”

Information by Business Segment
The following table presents our net revenue and earnings (loss) from operations by segment for the three months ended April 29, 2017 and April 30, 2016 (dollars in thousands):

	Three Months Ended
	Apr 29, 2017	Apr 30, 2016	Change	% Change
Net revenue:
Americas Retail	$173,694	$204,161	$(30,467)	(14.9%)
Europe (1)	165,388	134,142	31,246	23.3
Asia (1)	63,381	54,228	9,153	16.9
Americas Wholesale (1)	35,857	33,937	1,920	5.7
Licensing	20,261	22,347	(2,086)	(9.3)
Total net revenue	$458,581	$448,815	$9,766	2.2%
Earnings (loss) from operations:
Americas Retail (2)	$(26,766)	$(12,601)	$(14,165)	(112.4%)
Europe (1) (2)	(3,095)	(14,555)	11,460	78.7
Asia (1) (2)	(838)	(549)	(289)	(52.6)
Americas Wholesale (1)	6,645	5,961	684	11.5
Licensing	17,331	20,415	(3,084)	(15.1)
	(6,723)	(1,329)	(5,394)	(405.9)
Corporate Overhead	(18,796)	(21,566)	2,770	(12.8)
Restructuring Charges	—	(6,083)	6,083
Total loss from operations	$(25,519)	$(28,978)	$3,459	11.9%
Operating margins:
Americas Retail (2)	(15.4%)	(6.2%)
Europe (1) (2)	(1.9%)	(10.9%)
Asia (1) (2)	(1.3%)	(1.0%)
Americas Wholesale (1)	18.5%	17.6%
Licensing	85.5%	91.4%
Total Company	(5.6%)	(6.5%)
__________________________________

(1)
During the first quarter of fiscal 2018, net revenue and related costs and expenses for certain globally serviced customers were reclassified into the segment primarily responsible for the relationship. Accordingly, segment results for Europe, Asia and Americas Wholesale have been adjusted for the first quarter of fiscal 2017 to conform to the current year presentation.

(2)
During each of the periods presented, the Company recognized asset impairment charges for certain retail locations resulting from under-performance and expected store closures. During the three months ended April 29, 2017, the Company recorded asset impairment charges related to its Americas Retail and Asia segments of $2.1 million and $0.6 million, respectively. Asset impairment charges related to its Europe segment were minimal during the three months ended April 29, 2017. During the three months ended April 30, 2016, the Company recorded asset impairment charges related to its Europe segment of $0.1 million. Asset impairment charges related to its Asia segment were minimal during the three months ended April 30, 2016.

Americas Retail
Net revenue from our Americas Retail segment decreased by $30.5 million, or 14.9%, to $173.7 million for the quarter ended April 29, 2017, from $204.2 million in the same prior-year period. In constant currency, net revenue decreased by 14.7%, driven primarily by the unfavorable impact from a decrease in comparable sales (including e-commerce) of 15% in U.S. dollars and constant currency. The inclusion of our e-commerce sales decreased the comparable sales percentage by 1% in U.S. dollars and constant currency. The store base for the U.S. and Canada decreased by an average of nine net stores during the quarter ended April 29, 2017 compared to the same prior-year period, resulting in a 1.4% net decrease in average square footage. Currency translation fluctuations relating to our non-U.S. retail stores and e-commerce sites unfavorably impacted net revenue by $0.4 million.

Operating margin decreased 920 basis points to negative 15.4% for the quarter ended April 29, 2017, from negative 6.2% in the same prior-year period. Higher asset impairment charges recorded during the quarter ended April 29, 2017 negatively impacted the operating margin for the Company’s Americas Retail segment by 120 basis points compared to the same prior-year period. Excluding the impact of the asset impairment charges, operating margin for the Company’s Americas Retail segment decreased by 800 basis points compared to the same prior-year quarter, due to lower gross margins and a higher SG&A rate driven primarily by the negative impact on the fixed cost structure resulting from negative comparable sales.
Loss from operations from our Americas Retail segment increased by $14.2 million, or 112.4%, to $26.8 million for the quarter ended April 29, 2017, compared to $12.6 million in the same prior-year period. The deterioration reflects the unfavorable impact on earnings from negative comparable sales.
As of April 29, 2017, we directly operated 438 stores in the U.S. and Canada, of which 330 stores were in the U.S. and 108 stores were in Canada. As of April 29, 2017, the total 438 directly operated stores were comprised of 186 GUESS? factory outlet stores, 145 full-priced GUESS? retail stores, 73 G by GUESS stores and 34 MARCIANO stores. As of April 30, 2016, we directly operated 454 stores in the U.S. and Canada, of which 342 stores were in the U.S. and 112 stores were in Canada.
Europe
Net revenue from our Europe segment increased by $31.2 million, or 23.3%, to $165.4 million for the quarter ended April 29, 2017, compared to $134.1 million in the same prior-year period. In constant currency, net revenue increased by 29.1%, driven primarily by the favorable impact from retail expansion, and to a lesser extent, from higher shipments in our European wholesale business and positive comparable sales. As of April 29, 2017, we directly operated 354 stores in Europe compared to 275 stores at April 30, 2016, excluding concessions, which represents a 28.7% increase over the prior-year first quarter end. Comparable sales (including e-commerce) increased 5% in U.S. dollars and 11% in constant currency compared to the same prior-year period. The inclusion of our e-commerce sales increased the comparable sales percentage by 3% in U.S. dollars and 4% in constant currency. Currency translation fluctuations relating to our European operations unfavorably impacted net revenue by $7.7 million.
Operating margin increased 900 basis points to negative 1.9% for the quarter ended April 29, 2017, compared to negative 10.9% in the same prior-year period. Excluding the impact of the asset impairment charges, operating margin for the Company’s Europe segment improved by 890 basis points compared to the same prior-year quarter, due to a lower SG&A rate and, to a lesser extent, higher gross margins. The lower SG&A rate was driven primarily by the favorable impact on the fixed cost structure resulting from overall leveraging of expenses. The higher gross margins were driven primarily by higher initial mark-ups.
Loss from operations from our Europe segment improved by $11.5 million, or 78.7%, to $3.1 million for the quarter ended April 29, 2017, compared to $14.6 million in the same prior-year period, driven primarily by the favorable impact on earnings from higher revenue, partially offset by higher occupancy costs due to retail expansion.
Asia
Net revenue from our Asia segment increased by $9.2 million, or 16.9%, to $63.4 million for the quarter ended April 29, 2017, compared to $54.2 million in the same prior-year period. In constant currency, net revenue increased by 15.5%, driven primarily by retail expansion, and to a lesser extent, from an increase in comparable sales (including e-commerce) of 4% in U.S. dollars and 2% in constant currency. The inclusion of our e-commerce sales increased the comparable sales percentage by 1% in U.S. dollars and 2% in constant currency. As of April 29, 2017, we and our partners operated 489 stores and 380 concessions in Asia, compared to 497 stores and 406 concessions at April 30, 2016. Currency translation fluctuations relating to our Asian operations favorably impacted net revenue by $0.7 million.
Operating margin decreased 30 basis points to negative 1.3% for the quarter ended April 29, 2017, from negative 1.0% in the same prior-year period. Higher asset impairment charges recorded during the quarter ended April 29, 2017 negatively impacted the operating margin for the Company’s Asia segment by 90 basis points compared to the same prior-year period. Excluding the impact of the asset impairment charges, operating margin for the Company’s Asia segment improved by 60 basis points compared to the same prior-year quarter, due primarily to a lower SG&A rate. The lower SG&A rate was driven primarily by overall leveraging of expenses.
Loss from operations from our Asia segment deteriorated by $0.3 million, or 52.6%, to $0.8 million for the quarter ended April 29, 2017, from $0.5 million in the same prior-year period, driven primarily by higher asset impairment charges. Currency translation fluctuations relating to our Asian operations favorably impacted loss from operations by $0.3 million.
Americas Wholesale
Net revenue from our Americas Wholesale segment increased by $1.9 million, or 5.7%, to $35.9 million for the quarter ended April 29, 2017, compared to $33.9 million in the same prior-year period. In constant currency, net revenue increased by 7.7%, driven primarily by higher shipments in our U.S. and Mexico wholesale businesses which benefited from a shift in orders during the quarter ended April 29, 2017. Currency translation fluctuations relating to our non-U.S. wholesale businesses unfavorably impacted net revenue by $0.7 million.
Operating margin increased 90 basis points to 18.5% for the quarter ended April 29, 2017, compared to 17.6% in the same prior-year period, due to higher gross margins. The higher gross margins were driven primarily by higher initial mark-ups.
Earnings from operations from our Americas Wholesale segment increased by $0.7 million, or 11.5%, to $6.6 million for the quarter ended April 29, 2017, compared to $6.0 million in the same prior-year period, driven primarily by the favorable impact on earnings from higher revenue. Currency translation fluctuations relating to our non-U.S. wholesale businesses unfavorably impacted earnings from operations by $0.4 million.
Licensing
Net royalty revenue from our Licensing segment decreased by $2.1 million, or 9.3%, to $20.3 million for the quarter ended April 29, 2017, from $22.3 million in the same prior-year period. The decrease was driven primarily by overall softness in our licensing business, particularly in our handbag and footwear categories.
Earnings from operations from our Licensing segment decreased by $3.1 million, or 15.1%, to $17.3 million for the quarter ended April 29, 2017, from $20.4 million in the same prior-year period. The decrease was driven primarily by the unfavorable impact to earnings from lower revenue and higher advertising expenses.
Corporate Overhead
Unallocated corporate overhead decreased by $2.8 million to $18.8 million for the quarter ended April 29, 2017, from $21.6 million in the same prior-year period. The decrease was driven primarily by lower performance-based compensation costs and professional fees.
Non-GAAP Measures
The Company’s reported financial results are presented in accordance with GAAP. The reported net loss attributable to Guess?, Inc. and diluted loss per share for the three months ended April 29, 2017 reflect the impact of asset impairment charges and the related tax effect. The reported net loss attributable to Guess?, Inc. and diluted loss per share for the three months ended April 30, 2016 reflect the impact of asset impairment charges, restructuring charges and a related estimated exit tax charge and the tax effects of these adjustments. These items affect the comparability of the Company’s reported results. The financial results are also presented on a non-GAAP basis, as defined in Section 10(e) of Regulation S-K of the SEC, to exclude the effect of these items. The Company believes that these “non-GAAP” or “adjusted” financial measures are useful for investors to evaluate the comparability of the Company’s operating results and its future outlook when reviewed in conjunction with the Company’s GAAP financial statements. The non-GAAP measures are provided in addition to, and not as alternatives for, the Company’s reported GAAP results.
The adjusted measures for the three months ended April 29, 2017 exclude the impact of asset impairment charges of $2.8 million related primarily to the impairment of certain retail locations in North America resulting from under-performance and expected store closures. During the three months ended April 29, 2017, asset impairment charges resulted in a $1.9 million impact (after considering the related tax benefit of $0.8 million), or an unfavorable $0.02 per share impact. Net loss attributable to Guess?, Inc. was $21.3 million and diluted loss was $0.26 per common share for the three months ended April 29, 2017. Excluding the impact of the asset impairment charges and the related tax impact, adjusted net loss attributable to Guess?, Inc. was $19.4 million and adjusted diluted loss was $0.24 per common share for the three months ended April 29, 2017.
The adjusted measures for the three months ended April 30, 2016 exclude the impact of asset impairment charges of $0.2 million, restructuring charges of $6.1 million and a restructuring related estimated exit tax charge of $1.9 million. During the three months ended April 30, 2016, the Company recognized impairment charges related primarily to the impairment of certain retail locations in Europe resulting from under-performance and expected store closures. During the first quarter of fiscal 2017, the Company implemented a global cost reduction and restructuring plan to better align its global cost and organizational structure with its current strategic initiatives. This plan included the consolidation and streamlining of the Company’s business processes and a reduction in its global workforce and other expenses. These items resulted in a combined $5.9 million impact (after considering the net $2.2 million tax benefit resulting from the restructuring charges and asset impairment charges), or an unfavorable $0.07 per share impact during the three months ended April 30, 2016. Net loss attributable to Guess?, Inc. was $25.2 million and diluted loss was $0.30 per common share for the three months ended April 30, 2016. Excluding the impact of these items, adjusted net loss attributable to Guess?, Inc. was $19.3 million and adjusted diluted loss was $0.23 per common share for the three months ended April 30, 2016.
Our discussion and analysis herein also includes certain constant currency financial information. Foreign currency exchange rate fluctuations affect the amount reported from translating the Company’s foreign revenue, expenses and balance sheet amounts into U.S. dollars. These rate fluctuations can have a significant effect on reported operating results under GAAP. The Company provides constant currency information to enhance the visibility of underlying business trends, excluding the effects of changes in foreign currency translation rates. To calculate net revenue, comparable sales and earnings (loss) from operations on a constant currency basis, operating results for the current-year period are translated into U.S. dollars at the average exchange rates in effect during the comparable period of the prior year. To calculate balance sheet amounts on a constant currency basis, the current period balance sheet amount is translated into U.S. dollars at the exchange rate in effect at the comparable prior-year period end. The constant currency calculations do not adjust for the impact of revaluing specific transactions denominated in a currency that is different to the functional currency of that entity when exchange rates fluctuate. The constant currency information presented may not be comparable to similarly titled measures reported by other companies.
In calculating the estimated impact of currency fluctuations (including translational and transactional impacts) on other measures such as earnings (loss) per share, the Company estimates gross margin (including the impact of foreign exchange currency contracts designated as cash flow hedges for anticipated merchandise purchases) and expenses using the appropriate prior-year rates, translates the estimated foreign earnings (loss) at the comparable prior-year rates and excludes the year-over-year earnings impact of gains or losses arising from balance sheet remeasurement and foreign exchange currency contracts not designated as cash flow hedges for merchandise purchases.
Liquidity and Capital Resources
We need liquidity globally primarily to fund our working capital, occupancy costs, the expansion and remodeling of our retail stores, shop-in-shop programs, concessions, systems, infrastructure, other existing operations, international growth, and potential acquisitions and investments. In addition, in the U.S. we need liquidity to fund share repurchases and payment of dividends to our stockholders. Generally, our working capital needs are highest during the late summer and fall as our inventories increase before the holiday selling period. During the three months ended April 29, 2017, the Company relied primarily on trade credit, available cash, real estate and other operating leases, proceeds from short-term lines of credit and internally generated funds to finance our operations, payment of dividends, share repurchases and expansion. The Company anticipates that we will be able to satisfy our ongoing cash requirements during the next twelve months for working capital, capital expenditures, interest and principal payments on our debt, potential acquisitions and investments, share repurchases and dividend payments to stockholders, primarily with cash flow from operations and existing cash balances supplemented by borrowings under our existing Credit Facility in the U.S. and Canada as well as bank facilities in Europe, as described below under “—Borrowings.”
As of April 29, 2017, the Company had cash and cash equivalents of $316.4 million, of which approximately $49.9 million was held in the U.S. As of April 29, 2017, we have not provided for U.S. federal and state income taxes on the undistributed earnings of our foreign subsidiaries, since such earnings are considered indefinitely reinvested outside the U.S. If in the future we decide to repatriate such earnings, we would incur incremental U.S. federal and state income taxes, reduced by allowable foreign tax credits. However, our intent is to keep these funds indefinitely reinvested outside of the U.S. and our current plans do not indicate a need to repatriate them to fund our U.S. cash requirements. Due to the complexities associated with the hypothetical calculation, including the availability of foreign tax credits, it is not practicable to determine the unrecognized deferred tax liability related to the undistributed earnings.
Excess cash and cash equivalents, which represent the majority of our outstanding cash and cash equivalents balance, are held primarily in overnight deposit and short-term time deposit accounts. Please see “—Important Factors Regarding Forward-Looking Statements” and “Part I, Item 1A. Risk Factors” contained in the Company’s most recent Annual Report on Form 10-K for the fiscal year ended January 28, 2017 for a discussion of risk factors which could reasonably be likely to result in a decrease of internally generated funds available to finance capital expenditures and working capital requirements.
The Company has presented below the cash flow performance comparison of the three months ended April 29, 2017, versus the three months ended April 30, 2016. As a result of the adoption of new authoritative guidance during the first quarter of fiscal 2018, which impacted the classification of certain cash receipts and cash payments in the statement of cash flows, the amounts related to cash flows from operating and financing activities as well as the effect of exchange rates on cash, cash equivalents and restricted cash have been updated for the three months ended April 30, 2016 to conform to the current period presentation. Refer to Note 1 to the Condensed Consolidated Financial Statements for further description of these changes.
Operating Activities
Net cash used in operating activities was $29.9 million for the three months ended April 29, 2017, compared to $30.7 million for the three months ended April 30, 2016, or an improvement of $0.8 million. The improvement was driven primarily by a lower net loss, partially offset by lower non-cash adjustments for the three months ended April 29, 2017 compared to the same prior-year period.
Investing Activities
Net cash used in investing activities was $19.2 million for the three months ended April 29, 2017, compared to $10.1 million for the three months ended April 30, 2016. Net cash used in investing activities related primarily to capital expenditures incurred on retail expansion, investments in technology infrastructure and existing store remodeling programs. In addition, purchases of other assets, the cost of any business acquisitions, settlement of forward exchange currency contracts and proceeds from disposition of long-term assets are also included in cash flows used in investing activities.
The increase in cash used in investing activities was driven primarily by prior-year proceeds from the sale of long-term assets. During the three months ended April 29, 2017, the Company opened 24 directly operated stores compared to 14 directly operated stores that were opened in the comparable prior-year period.

Financing Activities
Net cash used in financing activities was $36.0 million for the three months ended April 29, 2017, compared to net cash provided by financing activities of $3.8 million for the three months ended April 30, 2016. Net cash used in financing activities related primarily to the payment of dividends and repurchases of shares of the Company’s common stock during the three months ended April 29, 2017. In addition, payments related to borrowings, capital lease obligations, issuance of common stock under our equity plan, debt issuance costs and proceeds from borrowings and capital contributions from noncontrolling interests are also included in cash flows from financing activities.
The change in cash flows from financing activities was driven primarily by prior-year proceeds from the Company’s ten-year $21.5 million real estate secured loan entered into during the three months ended April 30, 2016 and repurchases of shares of the Company’s common stock during the three months ended April 29, 2017.
Effect of Exchange Rates on Cash, Cash Equivalents and Restricted Cash
During the three months ended April 29, 2017, changes in foreign currency translation rates increased our reported cash, cash equivalents and restricted cash balance by $5.4 million. This compares to an increase of $19.0 million in cash, cash equivalents and restricted cash driven by changes in foreign currency translation rates during the three months ended April 30, 2016.
Working Capital
As of April 29, 2017, the Company had net working capital (including cash and cash equivalents) of $654.8 million, compared to $698.6 million at January 28, 2017 and $706.2 million at April 30, 2016. The Company’s primary working capital needs are for accounts receivable and inventory. Accounts receivable increased by $15.9 million, or 9.0%, to $193.6 million as of April 29, 2017, compared to $177.7 million at April 30, 2016. The accounts receivable balance consists of trade receivables relating primarily to the Company’s wholesale business in Europe and, to a lesser extent, to its wholesale businesses in Asia and the Americas, royalty receivables relating to its licensing operations, credit card and retail concession receivables related to its retail businesses and certain other receivables. On a constant currency basis, accounts receivable increased by $23.4 million, or 13.2%, when compared to April 30, 2016. The increase was driven primarily by higher European wholesale shipments during the three months ended April 29, 2017 compared to the same prior-year period. As of April 29, 2017, approximately 49% of our total net trade receivables and 68% of our European net trade receivables were subject to credit insurance coverage, certain bank guarantees or letters of credit for collection purposes. Our credit insurance coverage contains certain terms and conditions specifying deductibles and annual claim limits. Inventory increased by $44.5 million, or 12.4%, to $402.7 million as of April 29, 2017, compared to $358.2 million at April 30, 2016. On a constant currency basis, inventory increased by $57.8 million, or 16.1%, when compared to April 30, 2016, driven primarily by retail expansion in our international markets.
Dividends
During the first quarter of fiscal 2008, the Company announced the initiation of a quarterly cash dividend of $0.06 per share of the Company’s common stock. Since that time, the Company has continued to pay a quarterly cash dividend, which has subsequently increased to $0.225 per common share.
On May 24, 2017, the Company announced a regular quarterly cash dividend of $0.225 per share on the Company’s common stock. The cash dividend will be paid on June 23, 2017 to shareholders of record as of the close of business on June 7, 2017.
The payment of cash dividends in the future will be at the discretion of our Board of Directors and will be based upon a number of business, legal and other considerations, including our cash flow from operations, capital expenditures, debt service and covenant requirements, cash paid for income taxes, earnings, share repurchases, economic conditions and U.S. and global liquidity.
Share Repurchases
On June 26, 2012, the Company’s Board of Directors authorized a program to repurchase, from time-to-time and as market and business conditions warrant, up to $500 million of the Company’s common stock. Repurchases under the program may be made on the open market or in privately negotiated transactions, pursuant to Rule 10b5-1 trading plans or other available means. There is no minimum or maximum number of shares to be repurchased under the program, which may be discontinued at any time, without prior notice. During the three months ended April 29, 2017, the Company repurchased 1,485,195 shares under the program at an aggregate cost of $17.8 million. There were no share repurchases during the three months ended April 30, 2016. As of April 29, 2017, the Company had remaining authority under the program to purchase $430.5 million of its common stock.
Capital Expenditures
Gross capital expenditures totaled $18.8 million, before deducting lease incentives of $3.1 million, for the three months ended April 29, 2017. This compares to gross capital expenditures of $17.8 million, before deducting lease incentives of $1.4 million, for the three months ended April 30, 2016.
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
Borrowings
Credit Facilities
On June 23, 2015, the Company entered into a five-year senior secured asset-based revolving credit facility with Bank of America, N.A. and the other lenders party thereto (the “Credit Facility”). The Credit Facility provides for a borrowing capacity in an amount up to $150 million, including a Canadian sub-facility up to $50 million, subject to a borrowing base. Based on applicable accounts receivable, inventory and eligible cash balances as of April 29, 2017, the Company could have borrowed up to $133 million under the Credit Facility. The Credit Facility has an option to expand the borrowing capacity by up to $150 million subject to certain terms and conditions, including the willingness of existing or new lenders to assume such increased amount. The Credit Facility is available for direct borrowings and the issuance of letters of credit, subject to certain letters of credit sublimits, and may be used for working capital and other general corporate purposes.
All obligations under the Credit Facility are unconditionally guaranteed by the Company and the Company’s existing and future domestic and Canadian subsidiaries, subject to certain exceptions, and are secured by a first priority lien on substantially all of the assets of the Company and such domestic and Canadian subsidiaries, as applicable.
Direct borrowings under the Credit Facility made by the Company and its domestic subsidiaries shall bear interest at the U.S. base rate plus an applicable margin (varying from 0.25% to 0.75%) or at LIBOR plus an applicable margin (varying from 1.25% to 1.75%). The U.S. base rate is based on the greater of (i) the U.S. prime rate, (ii) the federal funds rate, plus 0.5%, and (iii) LIBOR for a 30 day interest period, plus 1.0%. Direct borrowings under the Credit Facility made by the Company’s Canadian subsidiaries shall bear interest at the Canadian prime rate plus an applicable margin (varying from 0.25% to 0.75%) or at the Canadian BA rate plus an applicable margin (varying from 1.25% to 1.75%). The Canadian prime rate is based on the greater of (i) the Canadian prime rate, (ii) the Bank of Canada overnight rate, plus 0.5%, and (iii) the Canadian BA rate for a one month interest period, plus 1.0%. The applicable margins are calculated quarterly and vary based on the average daily availability of the aggregate borrowing base. The Company is also obligated to pay certain commitment, letter of credit and other fees customary for a credit facility of this size and type. As of April 29, 2017, the Company had $1.0 million in outstanding standby letters of credit, $0.9 million in outstanding documentary letters of credit and no outstanding borrowings under the Credit Facility.

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
The Company, through its European subsidiaries, maintains short-term uncommitted borrowing agreements, primarily for working capital purposes, with various banks in Europe. The majority of the borrowings under these agreements are secured by specific accounts receivable balances. Based on the applicable accounts receivable balances as of April 29, 2017, the Company could have borrowed up to $56.7 million under these agreements. As of April 29, 2017, the Company had no outstanding borrowings or outstanding documentary letters of credit under these agreements. The agreements are denominated primarily in euros and provide for annual interest rates ranging from 0.5% to 5.0%. The maturities of any short-term borrowings under these arrangements are generally linked to the credit terms of the underlying accounts receivable that secure the borrowings. With the exception of one facility for up to $38.1 million that has a minimum net equity requirement, there are no other financial ratio covenants.
Mortgage Debt
On February 16, 2016, the Company entered into a ten-year $21.5 million real estate secured loan (the “Mortgage Debt”). The Mortgage Debt is secured by the Company’s U.S. distribution center based in Louisville, Kentucky and provides for monthly principal and interest payments based on a 25-year amortization schedule, with the remaining principal balance and any accrued and unpaid interest due at maturity. Outstanding principal balances under the Mortgage Debt bear interest at the one-month LIBOR rate plus 1.5%. As of April 29, 2017, outstanding borrowings under the Mortgage Debt, net of debt issuance costs of $0.1 million, were $20.7 million. At January 28, 2017, outstanding borrowings under the Mortgage Debt, net of debt issuance costs of $0.1 million, were $20.9 million
The Mortgage Debt requires the Company to comply with a fixed charge coverage ratio on a trailing four-quarter basis if consolidated cash, cash equivalents and short term investment balances fall below certain levels. In addition, the Mortgage Debt contains customary covenants, including covenants that limit or restrict the Company’s ability to incur liens on the mortgaged property and enter into certain contractual obligations. Upon the occurrence of an event of default under the Mortgage Debt, the lender may terminate the Mortgage Debt and declare all amounts outstanding to be immediately due and payable. The Mortgage Debt specifies a number of events of default (some of which are subject to applicable grace or cure periods), including, among other things, non-payment defaults, covenant defaults, cross-defaults to other material indebtedness, bankruptcy and insolvency defaults and material judgment defaults.
On February 16, 2016, the Company also entered into a separate interest rate swap agreement, designated as a cash flow hedge, that resulted in a swap fixed rate of approximately 3.06%. This interest rate swap agreement matures in January 2026 and converts the nature of the Mortgage Debt from LIBOR floating-rate debt to fixed-rate debt. The fair value of the interest rate swap asset as of April 29, 2017 and January 28, 2017 was approximately $0.7 million and $0.9 million, respectively.
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
As a non-qualified pension plan, no dedicated funding of the SERP is required; however, the Company has made periodic payments into insurance policies held in a rabbi trust to fund the expected obligations arising under the non-qualified SERP. The amount of any future payments into the insurance policies, if any, may vary depending on investment performance of the trust. The cash surrender values of the insurance policies were $60.1 million and $58.6 million as of April 29, 2017 and January 28, 2017, respectively, and were included in other assets in the Company’s condensed consolidated balance sheets. As a result of changes in the value of the insurance policy investments, the Company recorded unrealized gains of $1.9 million and $3.2 million in other income during the three months ended April 29, 2017 and April 30, 2016, respectively. The projected benefit obligation was $53.6 million and $53.5 million as of April 29, 2017 and January 28, 2017, respectively, and was included in accrued expenses and other long-term liabilities in the Company’s condensed consolidated balance sheets depending on the expected timing of payments. SERP benefit payments of $0.4 million were made during each of the three months ended April 29, 2017 and April 30, 2016.
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
U.S. and Canada Backlog. Our U.S. and Canadian wholesale backlog as of May 30, 2017, consisting primarily of orders for fashion apparel, was $41.4 million in constant currency, compared to $44.1 million at May 31, 2016, a decrease of 6.2%.
Europe Backlog. As of May 28, 2017, the European wholesale backlog was €205.1 million, compared to €181.7 million at May 29, 2016, an increase of 12.9%. The backlog as of May 28, 2017 is comprised of sales orders for the Spring/Summer 2017, Fall/Winter 2017 and Spring/Summer 2018 seasons.
Application of Critical Accounting Policies
Our critical accounting policies reflecting our estimates and judgments are described in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report

on Form 10-K for the year ended January 28, 2017 filed with the SEC on March 27, 2017. There have been no significant changes to our critical accounting policies during the three months ended April 29, 2017.
Recently Issued Accounting Guidance
In May 2014, the Financial Accounting Standards Board (“FASB”) issued a comprehensive new revenue recognition standard which will supersede previous existing revenue recognition guidance. The standard is intended to clarify the principles of recognizing revenue and create common revenue recognition guidance between U.S. GAAP and International Financial Reporting Standards. The standard also requires expanded disclosures surrounding revenue recognition. During fiscal 2017, the FASB issued additional clarification guidance on the new revenue recognition standard which also included certain scope improvements and practical expedients. The standard (including clarification guidance issued) is effective for fiscal periods beginning after December 15, 2017, which will be the Company’s first quarter of fiscal 2019, and allows for either full retrospective or modified retrospective adoption, with early adoption permitted. The Company plans to adopt this guidance using the modified retrospective method beginning in the first quarter of fiscal 2019. The Company’s assessment efforts to date have included reviewing current revenue processes, arrangements and accounting policies to identify potential differences that could arise from the application of this standard on its consolidated financial statements and related disclosures. Based on its current review, the more significant changes that the Company has identified relate to the classification and timing of when revenue is recognized from its licensing business, loyalty programs and gift card breakage. The Company also expects a change in the timing of revenue recognized when merchandise is shipped directly to a customer, as it is expected to be based on when control is transferred to the customer upon shipment, rather than at the time the risk of loss is transferred. In addition, the Company is evaluating the potential impact on timing and classification related to certain shipping revenues and contract acquisition costs related to agent indemnity fees paid in its wholesale business. The Company is continuing to evaluate the financial impact of the adoption of this standard on its consolidated financial statements and related disclosures.
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
In February 2016, the FASB issued a comprehensive new lease standard which will supersede previous lease guidance. The standard requires a lessee to recognize assets and liabilities related to long-term leases that were classified as operating leases under previous guidance in its balance sheet. An asset would be recognized related to the right to use the underlying asset and a liability would be recognized related to the obligation to make lease payments over the term of the lease. The standard also requires expanded disclosures surrounding leases. The standard is effective for fiscal periods beginning after December 15, 2018, which will be the Company’s first quarter of fiscal 2020, and requires modified retrospective adoption, with early adoption permitted. The Company is currently evaluating the impact of the adoption of this standard on its consolidated financial statements and related disclosures, but expects there will be a material increase in its long-term assets and liabilities resulting from the adoption.
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
In March 2017, the FASB issued authoritative guidance related to the presentation of net periodic pension cost in the income statement. This guidance requires that the service cost component of net periodic pension cost is presented in the same line as other compensation costs arising from services rendered by the employees during the period. The other components of net periodic pension cost are required to be presented in the income statement separately from the service cost component and outside of earnings from operations. This guidance also allows for the service cost component to be eligible for capitalization when applicable. This guidance is effective for fiscal years beginning after December 15, 2017, which will be the Company’s first quarter of fiscal 2019, and requires retrospective adoption for the presentation of the service cost component and other components of net periodic pension cost in the income statement and prospective adoption for capitalization of the service cost component. Early adoption is permitted at the beginning of a fiscal year. The Company is currently evaluating the impact of the adoption of this standard on its consolidated financial statements and related disclosures.
In May 2017, the FASB issued authoritative guidance that provides clarification on accounting for modifications in share-based payment awards. This guidance is effective for fiscal years beginning after December 15, 2017, which will be the Company’s first quarter of fiscal 2019, with early adoption permitted. The adoption of this guidance is not expected to have an impact on the Company’s consolidated financial statements or related disclosures unless there are modifications to the Company’s share-based payment awards.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk.
Exchange Rate Risk
More than half of product sales and licensing revenue recorded for the three months ended April 29, 2017 were denominated in currencies other than the U.S. dollar. The Company’s primary exchange rate risk relates to operations in Europe, Canada, South Korea and Mexico. Changes in currencies affect our earnings in various ways. For further discussion on currency-related risk, please refer to our risk factors under “Part I, Item 1A. Risk Factors” contained in the Company’s most recent Annual Report on Form 10-K for the fiscal year ended January 28, 2017.
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
Foreign Exchange Currency Contracts Designated as Cash Flow Hedges
During the three months ended April 29, 2017, the Company purchased U.S. dollar forward contracts in Europe totaling US$16.4 million that were designated as cash flow hedges. As of April 29, 2017, the Company had forward contracts outstanding for its European and Canadian operations of US$100.8 million and US$56.2 million, respectively, to hedge forecasted merchandise purchases and intercompany royalties, which are expected to mature over the next 16 months. The Company’s foreign exchange currency contracts are recorded in its condensed consolidated balance sheet at fair value based on quoted market rates. Changes in the fair value of the U.S. dollar forward contracts, designated as cash flow hedges for forecasted merchandise purchases, are recorded as a component of accumulated other comprehensive income (loss) within stockholders’ equity and are recognized in cost of product sales in the period which approximates the time the hedged merchandise inventory is sold. Changes in the fair value of the U.S. dollar forward contracts, designated as cash flow hedges for forecasted intercompany royalties, are recorded as a component of accumulated other comprehensive income (loss) within stockholders’ equity and are recognized in other income and expense in the period in which the royalty expense is incurred.
As of April 29, 2017, accumulated other comprehensive income (loss) related to foreign exchange currency contracts included a net unrealized gain of approximately $4.5 million, net of tax, of which $3.1 million will be recognized in cost of product sales or other income over the following 12 months, at the then current values on a pre-tax basis, which can be different than the current quarter-end values. As of April 29, 2017, the net unrealized gain of the remaining open forward contracts recorded in the Company’s condensed consolidated balance sheet was approximately $5.3 million.
At January 28, 2017, the Company had forward contracts outstanding for its European and Canadian operations of US$104.2 million and US$66.9 million, respectively, that were designated as cash flow hedges. At January 28, 2017, the net unrealized gain of these open forward contracts recorded in the Company’s condensed consolidated balance sheet was approximately $4.8 million.
Derivatives Not Designated as Hedging Instruments
The Company also has foreign exchange currency contracts that are not designated as hedging instruments for accounting purposes. Changes in fair value of foreign exchange currency contracts not designated as hedging instruments are reported in net earnings (loss) as part of other income and expense. For the three months ended April 29, 2017, the Company recorded a net loss of $0.8 million for its euro and Canadian dollar foreign exchange currency contracts not designated as hedges, which has been included in other expense. As of April 29, 2017, the Company had euro foreign exchange currency contracts to purchase US$79.1 million expected to mature over the next 11 months and Canadian dollar foreign exchange currency contracts to purchase US$12.2 million expected to mature over the next eight months. As of April 29, 2017, the net unrealized gain of these open forward contracts recorded in the Company’s condensed consolidated balance sheet was approximately $2.7 million.
At January 28, 2017, the Company had euro foreign exchange currency contracts to purchase US$81.4 million and Canadian dollar foreign exchange currency contracts to purchase US$13.9 million. At January 28, 2017, the net unrealized gain of these open forward contracts recorded in the Company’s condensed consolidated balance sheet was approximately $3.6 million.
Sensitivity Analysis
As of April 29, 2017, a sensitivity analysis of changes in foreign currencies when measured against the U.S. dollar indicates that, if the U.S. dollar had uniformly weakened by 10% against all of the U.S. dollar denominated foreign exchange derivatives totaling US$248.3 million, the fair value of the instruments would have decreased by $27.6 million. Conversely, if the U.S. dollar uniformly strengthened by 10% against all of the U.S. dollar denominated foreign exchange derivatives, the fair value of these instruments would have increased by $22.6 million. Any resulting changes in the fair value of the hedged instruments may be partially offset by changes in the fair value of certain balance sheet positions (primarily U.S. dollar denominated liabilities in our foreign operations) impacted by the change in the foreign currency rate. The ability to reduce the exposure of currencies on earnings depends on the magnitude of the derivatives compared to the balance sheet positions during each reporting cycle.
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
As of April 29, 2017, accumulated other comprehensive income (loss) related to the interest rate swap agreement included a net unrealized gain of approximately $0.4 million, net of tax, which will be recognized in interest expense after the following 12 months, at the then current values on a pre-tax basis, which can be different than the current quarter-end values. As of April 29, 2017, the net unrealized gain of the interest rate swap recorded in the Company’s condensed consolidated balance sheet was approximately $0.7 million.
At January 28, 2017, the net unrealized gain of the interest rate swap recorded in the Company’s condensed consolidated balance sheet was approximately $0.9 million.
Sensitivity Analysis
As of April 29, 2017, approximately 87% of the Company’s total indebtedness related to a real estate secured term loan, which is covered by a separate interest rate swap agreement with a swap fixed interest rate of approximately 3.06% that matures in January 2026. The interest rate swap agreement is designated as a cash flow hedge and converts the nature of the Company’s real estate secured term loan from LIBOR floating-rate debt to fixed-rate debt. Changes in the fair value of the interest rate swap agreement are recorded as a component of accumulated other comprehensive income (loss) within stockholders’ equity and are amortized to interest expense over the term of the related debt. The Company’s remaining indebtedness is at variable rates of interest. Accordingly, changes in interest rates would impact the Company’s results of operations in future periods. A 100 basis point increase in interest rates would have had an insignificant effect on interest expense for the three months ended April 29, 2017.
The fair value of the Company’s debt instruments are based on the amount of future cash flows associated with each instrument discounted using the Company’s incremental borrowing rate. As of April 29, 2017 and January 28, 2017, the carrying value of all financial instruments was not materially different from fair value, as the interest rates on the Company’s debt approximated rates currently available to the Company.

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
There was no change in our internal control over financial reporting during the first quarter of fiscal 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
The Company has received customs tax assessment notices from the Italian Customs Agency regarding its customs tax audit of one of the Company’s European subsidiaries for the period from July 2010 through December 2012. Such assessments totaled €9.8 million ($10.7 million), including potential penalties and interest. The Company strongly disagrees with the positions that the Italian Customs Agency has taken and therefore filed appeals with the Milan First Degree Tax Court (“MFDTC”). In May 2015, the MFDTC issued a judgment in favor of the Company in relation to the first set of appeals (covering the period through September 2010) and canceled the related assessments totaling €1.7 million ($1.8 million). In November 2015, the Italian Customs Agency notified the Company of its intent to appeal this first MFDTC judgment. During fiscal 2017, the Appeals Court ruled in favor of the Company and rejected the appeal by the Italian Customs Agency on the first MFDTC judgment. During fiscal 2017, the MFDTC also issued judgments in favor of the Company in relation to the second through seventh set of appeals (covering the period from October 2010 through December 2012) and canceled the related assessments totaling €8.1 million ($8.9 million). Subsequently, the Italian Customs Agency has appealed the majority of these favorable MFDTC judgments, as well as certain of the Appeals Court judgments. While these MFDTC judgments have been favorable to the Company, there can be no assurances that the Italian Customs Agency will not be successful in its remaining appeals. It also continues to be possible that the Company will receive similar or even larger assessments for periods subsequent to December 2012 or other claims or charges related to the matter in the future.
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
ITEM 1A. Risk Factors.
There have not been any material changes from the Risk Factors as previously disclosed in our Annual Report on Form 10-K for the year ended January 28, 2017, filed with the SEC on March 27, 2017.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
Items (a) and (b) are not applicable.
Item (c).  Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
January 29, 2017 to February 25, 2017
Repurchase program (1)	47,194	$12.14	47,194	$447,685,936
Employee transactions (2)	289	$12.75	—
February 26, 2017 to April 1, 2017
Repurchase program (1)	1,438,001	$11.97	1,438,001	$430,468,702
Employee transactions (2)	11,061	$11.22	—
April 2, 2017 to April 29, 2017
Repurchase program (1)	—	—	—	$430,468,702
Employee transactions (2)	1,417	$11.07	—
Total
Repurchase program (1)	1,485,195	$11.98	1,485,195
Employee transactions (2)	12,767	$11.24	—

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
*10.1.
Letter Agreement regarding amendment to Employment Agreement dated April 28, 2017 between the Registrant and Paul Marciano (incorporated by reference from the Registrant’s Current Report on Form 8-K filed May 4, 2017).

*10.2.
Letter Agreement regarding amendment to Employment Agreement dated April 28, 2017 between the Registrant and Victor Herrero (incorporated by reference from the Registrant’s Current Report on Form 8-K filed May 4, 2017).

*10.3.	Amended and Restated Offer Letter dated April 28, 2017 between the Registrant and Sandeep Reddy (incorporated by reference from the Registrant’s Current Report on Form 8-K filed May 4, 2017).
*†10.4.	Restricted Stock Unit Agreement dated as of April 28, 2017 for Paul Marciano and Victor Herrero.
*†10.5.	Performance Share Award Agreement (total shareholder return) dated as of April 28, 2017 for Paul Marciano and Victor Herrero.
*†10.6.	Performance Share Award Agreement (revenue and earnings from operations) dated as of April 28, 2017 for Paul Marciano and Victor Herrero.
*†10.7.	Form of Performance Share Award Agreement.
†31.1.	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
†31.2.	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
†32.1.	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
†32.2.	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
†101.INS	XBRL Instance Document
†101.SCH	XBRL Taxonomy Extension Schema Document
†101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
†101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
†101.LAB	XBRL Taxonomy Extension Label Linkbase Document
†101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
_______________________________________________________________________________

*	Management Contract or Compensatory Plan
†	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Guess?, Inc.

Date:	June 2, 2017	By:	/s/ VICTOR HERRERO
Victor Herrero
Chief Executive Officer

Date:	June 2, 2017	By:	/s/ SANDEEP REDDY
Sandeep Reddy
Chief Financial Officer
(Principal Financial Officer)