Form 10-Q
period 2017-07-29
GUESS INC
filed 2017-09-01
CIK 912463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 29, 2017
OR
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

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
As of August 29, 2017, the registrant had 83,267,240 shares of Common Stock, $.01 par value per share, outstanding.

GUESS?, INC.
FORM 10-Q

i

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements.
GUESS?, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands, except share data)

	Jul 29, 2017	Jan 28, 2017
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$316,543	$396,129
Accounts receivable, net	233,635	225,537
Inventories	436,044	367,381
Other current assets	61,208	54,965
Total current assets	1,047,430	1,044,012
Property and equipment, net	275,417	243,005
Goodwill	36,415	34,100
Other intangible assets, net	6,330	6,504
Deferred tax assets	85,138	82,793
Restricted cash	1,258	1,521
Other assets	125,219	122,550
	$1,577,207	$1,534,485
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of capital lease obligations and borrowings	$2,033	$566
Accounts payable	229,527	209,616
Accrued expenses	145,101	135,271
Total current liabilities	376,661	345,453
Long-term debt and capital lease obligations	39,214	23,482
Deferred rent and lease incentives	83,556	80,209
Other long-term liabilities	101,697	99,895
	601,128	549,039
Redeemable noncontrolling interests	5,433	4,452

Commitments and contingencies (Note 12)

Stockholders’ equity:
Preferred stock, $.01 par value. Authorized 10,000,000 shares; no shares issued and outstanding	—	—
Common stock, $.01 par value. Authorized 150,000,000 shares; issued 141,165,634 and 140,509,974 shares, outstanding 83,270,997 and 84,069,492 shares, as of July 29, 2017 and January 28, 2017, respectively	833	841
Paid-in capital	488,334	480,435
Retained earnings	1,170,816	1,215,079
Accumulated other comprehensive loss	(120,909)	(161,389)
Treasury stock, 57,894,637 and 56,440,482 shares as of July 29, 2017 and January 28, 2017, respectively	(583,259)	(565,744)
Guess?, Inc. stockholders’ equity	955,815	969,222
Nonredeemable noncontrolling interests	14,831	11,772
Total stockholders’ equity	970,646	980,994
	$1,577,207	$1,534,485

See accompanying notes to condensed consolidated financial statements.

GUESS?, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) (in thousands, except per share data) (unaudited)

	Three Months Ended		Six Months Ended
	Jul 29, 2017	Jul 30, 2016	Jul 29, 2017	Jul 30, 2016
Product sales	$551,794	$523,008	$990,114	$949,476
Net royalties	21,898	21,951	42,159	44,298
Net revenue	573,692	544,959	1,032,273	993,774
Cost of product sales	375,665	359,327	689,604	665,383
Gross profit	198,027	185,632	342,669	328,391
Selling, general and administrative expenses	173,546	169,553	340,945	335,054
Asset impairment charges	1,233	502	3,995	655
Restructuring charges	—	—	—	6,083
Earnings (loss) from operations	23,248	15,577	(2,271)	(13,401)
Other income (expense):
Interest expense	(544)	(458)	(958)	(978)
Interest income	1,260	251	2,131	902
Other income (expense), net	(1,630)	27,390	802	26,292
	(914)	27,183	1,975	26,216

Earnings (loss) before income tax expense	22,334	42,760	(296)	12,815
Income tax expense	6,453	10,593	5,050	5,802
Net earnings (loss)	15,881	32,167	(5,346)	7,013
Net earnings (loss) attributable to noncontrolling interests	662	(102)	728	(78)
Net earnings (loss) attributable to Guess?, Inc.	$15,219	$32,269	$(6,074)	$7,091

Net earnings (loss) per common share attributable to common stockholders (Note 2):
Basic	$0.18	$0.38	$(0.08)	$0.08
Diluted	$0.18	$0.38	$(0.08)	$0.08

Weighted average common shares outstanding attributable to common stockholders (Note 2):
Basic	82,396	83,621	82,703	83,567
Diluted	82,763	83,863	82,703	83,809

Dividends declared per common share	$0.225	$0.225	$0.450	$0.450

See accompanying notes to condensed consolidated financial statements.

GUESS?, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (in thousands) (unaudited)

	Three Months Ended		Six Months Ended
	Jul 29, 2017	Jul 30, 2016	Jul 29, 2017	Jul 30, 2016
Net earnings (loss)	$15,881	$32,167	$(5,346)	$7,013
Other comprehensive income (loss) (“OCI”):
Foreign currency translation adjustment
Gains (losses) arising during the period	44,037	(15,722)	56,872	27,430
Derivative financial instruments designated as cash flow hedges
Gains (losses) arising during the period	(15,535)	5,420	(15,089)	(6,823)
Less income tax effect	2,442	(803)	2,120	1,560
Reclassification to net earnings (loss) for gains realized	(649)	(1,131)	(1,310)	(2,547)
Less income tax effect	43	250	128	521
Marketable securities
Losses arising during the period	—	(5)	—	(4)
Less income tax effect	—	3	—	3
Defined benefit plans
Foreign currency and other adjustments	(90)	28	(104)	(136)
Less income tax effect	8	(2)	9	13
Net actuarial loss amortization	111	85	228	171
Prior service credit amortization	(6)	(7)	(13)	(14)
Less income tax effect	(20)	(19)	(41)	(38)
Total comprehensive income	46,222	20,264	37,454	27,149
Less comprehensive income (loss) attributable to noncontrolling interests:
Net earnings (loss)	662	(102)	728	(78)
Foreign currency translation adjustment	958	(1,225)	2,320	(704)
Amounts attributable to noncontrolling interests	1,620	(1,327)	3,048	(782)
Comprehensive income attributable to Guess?, Inc.	$44,602	$21,591	$34,406	$27,931

See accompanying notes to condensed consolidated financial statements.

GUESS?, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) (unaudited)

	Six Months Ended
	Jul 29, 2017	Jul 30, 2016
Cash flows from operating activities:
Net earnings (loss)	$(5,346)	$7,013
Adjustments to reconcile net earnings (loss) to net cash used in operating activities:
Depreciation and amortization of property and equipment	29,802	33,105
Amortization of intangible assets	783	944
Share-based compensation expense	8,150	9,049
Unrealized forward contract losses	5,063	1,181
Net (gain) loss on disposition of property and equipment and long-term assets	3,717	(21,374)
Other items, net	(5,734)	(1,082)
Changes in operating assets and liabilities:
Accounts receivable	4,246	18,873
Inventories	(47,419)	(61,357)
Prepaid expenses and other assets	(2,606)	(6,516)
Accounts payable and accrued expenses	3,158	2,281
Deferred rent and lease incentives	1,657	1,183
Other long-term liabilities	(5,136)	(706)
Net cash used in operating activities	(9,665)	(17,406)
Cash flows from investing activities:
Purchases of property and equipment	(39,591)	(44,223)
Proceeds from sale of long-term assets	—	43,399
Changes in other assets	(553)	—
Acquisition of businesses, net of cash acquired	(175)	(372)
Net cash settlement of forward contracts	1,279	357
Purchases of investments	(497)	—
Net cash used in investing activities	(39,537)	(839)
Cash flows from financing activities:
Payment of debt issuance costs	—	(111)
Proceeds from borrowings	166	21,500
Repayment of borrowings and capital lease obligations	(453)	(4,468)
Dividends paid	(37,790)	(38,383)
Purchase of redeemable noncontrolling interest	—	(4,445)
Noncontrolling interest capital contribution	962	2,157
Issuance of common stock, net of tax withholdings on vesting of stock awards	(149)	346
Purchase of treasury stock	(17,827)	—
Net cash used in financing activities	(55,091)	(23,404)
Effect of exchange rates on cash, cash equivalents and restricted cash	24,444	11,684
Net change in cash, cash equivalents and restricted cash	(79,849)	(29,965)
Cash, cash equivalents and restricted cash at the beginning of the year	397,650	445,999
Cash, cash equivalents and restricted cash at the end of the period	$317,801	$416,034

Supplemental cash flow data:
Interest paid	$536	$607
Income taxes paid	$13,222	$9,132

Non-cash investing and financing activity:
Assets acquired under capital lease obligations	$17,522	$—

See accompanying notes to condensed consolidated financial statements.

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
July 29, 2017
(unaudited)

(1)	Basis of Presentation
In the opinion of management, the accompanying unaudited condensed consolidated financial statements of Guess?, Inc. and its subsidiaries (the “Company”) contain all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the condensed consolidated balance sheets as of July 29, 2017 and January 28, 2017, the condensed consolidated statements of income (loss) and comprehensive income for the three and six months ended July 29, 2017 and July 30, 2016 and the condensed consolidated statements of cash flows for the six months ended July 29, 2017 and July 30, 2016. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) for interim financial information and the instructions to Rule 10-01 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they have been condensed and do not include all of the information and footnotes required by GAAP for complete financial statements. The results of operations for the three and six months ended July 29, 2017 are not necessarily indicative of the results of operations to be expected for the full fiscal year. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended January 28, 2017.
The three and six months ended July 29, 2017 had the same number of days as the three and six months ended July 30, 2016. All references herein to “fiscal 2018,” “fiscal 2017” and “fiscal 2016” represent the results of the 53-week fiscal year ending February 3, 2018 and the 52-week fiscal years ended January 28, 2017 and January 31, 2016, respectively.
Reclassifications
The Company has made certain reclassifications to prior year amounts to conform to the current period presentation within the accompanying notes to the condensed consolidated financial statements.
Sale of Other Assets
During the three months ended July 30, 2016, the Company sold its minority interest equity holding in a privately-held boutique apparel company for net proceeds of approximately $34.8 million, which resulted in a gain of approximately $22.3 million which was recorded in other income during the second quarter of fiscal 2017.
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
In March 2016, the FASB issued authoritative guidance to simplify the accounting for certain aspects of share-based compensation. This guidance addresses the accounting for income tax effects at award settlement, the use of an expected forfeiture rate to estimate award cancellations prior to the vesting date and the presentation of excess tax benefits and shares surrendered for tax withholdings on the statement of cash flows. The Company adopted this guidance effective January 29, 2017. This guidance requires all income tax effects of awards (resulting from an increase or decrease in the fair value of an award from grant date to the vesting date) to be recognized in the income statement when the awards vest or are settled. This is a change from previous guidance that required such activity to be recorded in paid-in capital within stockholders’ equity. The Company adopted this provision prospectively and accordingly recorded tax shortfalls of approximately $0.1 million and $0.7 million, respectively, as an increase to the Company’s income tax expense in its condensed consolidated statement of income (loss) during the three and six months ended July 29, 2017. This resulted in a negative impact on net earnings attributable to Guess?, Inc. of approximately $0.1 million, or a minimal per share impact during the three months ended July 29, 2017 and a negative impact on net loss attributable to Guess?, Inc. of approximately $0.7 million, or an unfavorable $0.01 per share impact during the six months ended July 29, 2017. Under this guidance, excess tax benefits are also excluded from the assumed proceeds available to repurchase shares in the computation of diluted earnings (loss) per share. This was adopted prospectively and did not have a material impact on the Company’s diluted earnings (loss) per share for the three or six months ended July 29, 2017. This guidance also eliminates the requirement to estimate forfeitures, but rather provides for an election that would allow entities to account for forfeitures as they occur. The Company adopted this election beginning in the first quarter of fiscal 2018 using the modified retrospective method and recorded a cumulative adjustment to reduce retained earnings by approximately $0.3 million. This guidance also changes the presentation of excess tax benefits from a financing activity to an operating activity in the statement of cash flows. This presentation was adopted on a retrospective basis and, as a result, net cash used in operating activities improved by $0.2 million with a corresponding offset to net cash used in financing activities during the six months ended July 30, 2016.
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
In November 2016, the FASB issued authoritative guidance related to the presentation of restricted cash in the statement of cash flows. This guidance requires that the statement of cash flows reconcile the change during the period in total cash, cash equivalents and restricted cash. The Company’s restricted cash is generally held as collateral for certain transactions. The Company adopted this guidance effective January 29, 2017 on a retrospective basis. As a result, the Company updated its condensed consolidated statements of cash flows for the six months ended July 29, 2017 and July 30, 2016 to include restricted cash with cash and cash equivalents when reconciling the beginning and end of period balances and to eliminate changes in restricted cash that have historically been included within operating and investing activities.
Recently Issued Accounting Guidance
In May 2014, the FASB issued a comprehensive new revenue recognition standard which will supersede previous existing revenue recognition guidance. The standard is intended to clarify the principles of recognizing revenue and create common revenue recognition guidance between GAAP and International Financial Reporting Standards. The standard also requires expanded disclosures surrounding revenue recognition. During fiscal 2017, the FASB issued additional clarification guidance on the new revenue recognition standard which also included certain scope improvements and practical expedients. The standard (including clarification guidance issued) is effective for fiscal periods beginning after December 15, 2017, which will be the Company’s first quarter of fiscal 2019, and allows for either full retrospective or modified retrospective adoption, with early adoption permitted. The Company plans to adopt this guidance using the modified retrospective method beginning in the first quarter of fiscal 2019. The Company’s assessment efforts to date have included reviewing current revenue processes, arrangements and accounting policies to identify potential differences that could arise from the application of this standard on its consolidated financial statements and related disclosures. Based on its current review, the more significant changes that the Company has identified relate to the classification and timing of when revenue is recognized from its licensing business, loyalty programs and gift card breakage. The Company also expects a change in the timing of revenue recognized when merchandise is shipped directly to a customer, as it is expected to be based on when control is transferred to the customer upon shipment, rather than at the time the risk of loss is transferred. The Company is continuing to evaluate the financial impact of the adoption of this standard on its consolidated financial statements and related disclosures.

In January 2016, the FASB issued authoritative guidance which requires equity investments not accounted for under the equity method of accounting or consolidation accounting to be measured at fair value, with subsequent changes in fair value recognized in net income. This guidance also addresses other recognition, measurement, presentation and disclosure requirements for financial instruments. This guidance is effective for fiscal years beginning after December 15, 2017, which will be the Company’s first quarter of fiscal 2019, and requires a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements or related disclosures unless the Company acquires new equity investments.
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
In August 2017, the FASB issued authoritative guidance to better align the results of hedge accounting with an entity’s risk management activities. This guidance updates the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results in the financial statements. This guidance is effective for fiscal years beginning after December 15, 2018, which will be the Company’s first quarter of fiscal 2020, and requires a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption, with early adoption permitted. The updated presentation and disclosure guidance is required only on a prospective basis. The Company is currently evaluating the impact of the adoption of this standard on its consolidated financial statements and related disclosures.

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

The computation of basic and diluted net earnings (loss) per common share attributable to common stockholders is as follows (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	Jul 29, 2017	Jul 30, 2016	Jul 29, 2017	Jul 30, 2016
Net earnings (loss) attributable to Guess?, Inc.	$15,219	$32,269	$(6,074)	$7,091
Less net earnings attributable to nonvested restricted stockholders	196	240	395	286
Net earnings (loss) attributable to common stockholders	$15,023	$32,029	$(6,469)	$6,805

Weighted average common shares used in basic computations	82,396	83,621	82,703	83,567
Effect of dilutive securities:
Stock options and restricted stock units (1)	367	242	—	242
Weighted average common shares used in diluted computations	82,763	83,863	82,703	83,809

Net earnings (loss) per common share attributable to common stockholders:
Basic	$0.18	$0.38	$(0.08)	$0.08
Diluted	$0.18	$0.38	$(0.08)	$0.08
__________________________________

(1)
For the six months ended July 29, 2017, there were 192,438 potentially dilutive shares that were not included in the computation of diluted weighted average common shares and common equivalent shares outstanding because their effect would have been antidilutive given the Company’s net loss.

For the three months ended July 29, 2017 and July 30, 2016, equity awards granted for 4,522,618 and 3,426,266, respectively, of the Company’s common shares and for the six months ended July 29, 2017 and July 30, 2016, equity awards granted for 4,310,197 and 3,185,000, respectively, of the Company’s common shares were outstanding but were excluded from the computation of diluted weighted average common shares and common equivalent shares outstanding because the assumed proceeds, as calculated under the treasury stock method, resulted in these awards being antidilutive. For the three and six months ended July 29, 2017, the Company also excluded 1,145,080 nonvested stock units which are subject to the achievement of performance-based conditions from the computation of diluted weighted average common shares and common equivalent shares outstanding because these conditions were not achieved as of July 29, 2017. For the three and six months ended July 30, 2016, the Company excluded 602,816 nonvested stock units which were subject to the achievement of performance-based or market-based vesting conditions from the computation of diluted weighted average common shares and common equivalent shares outstanding because these conditions were not achieved as of July 30, 2016.
Share Repurchase Program
On June 26, 2012, the Company’s Board of Directors authorized a program to repurchase, from time-to-time and as market and business conditions warrant, up to $500 million of the Company’s common stock. Repurchases under the program may be made on the open market or in privately negotiated transactions, pursuant to Rule 10b5-1 trading plans or other available means. There is no minimum or maximum number of shares to be repurchased under the program, which may be discontinued at any time, without prior notice. During the six months ended July 29, 2017, the Company repurchased 1,485,195 shares under the program at an aggregate cost of $17.8 million. The shares were repurchased during the three months ended April 29, 2017. There were no share repurchases during the three and six months ended July 30, 2016. As of July 29, 2017, the Company had remaining authority under the program to purchase $430.5 million of its common stock.

(3)	Stockholders’ Equity and Redeemable Noncontrolling Interests
A reconciliation of common stock outstanding, treasury stock and the total carrying amount of total stockholders’ equity, Guess?, Inc. stockholders’ equity and stockholders’ equity attributable to nonredeemable and redeemable noncontrolling interests for the fiscal year ended January 28, 2017 and six months ended July 29, 2017 is as follows (in thousands, except share data):

	Shares		Stockholders’ Equity
	Common Stock	Treasury Stock	Guess?, Inc. Stockholders’ Equity	Nonredeemable Noncontrolling Interests	Total	Redeemable Noncontrolling Interests
Balance at January 30, 2016	83,833,937	56,195,000	$1,018,475	$12,818	$1,031,293	$5,252
Net earnings	—	—	22,761	2,637	25,398	—
Foreign currency translation adjustment	—	—	(575)	(2,057)	(2,632)	818
Loss on derivative financial instruments designated as cash flow hedges, net of income tax of $864	—	—	(1,852)	—	(1,852)	—
Other-than-temporary-impairment and unrealized loss on marketable securities, net of income tax of ($6)	—	—	15	—	15	—
Actuarial valuation loss and related amortization, prior service credit amortization and foreign currency and other adjustments on defined benefit plans, net of income tax of $21	—	—	(923)	—	(923)	—
Issuance of common stock under stock compensation plans, net of tax effect	481,037	—	(3,813)	—	(3,813)	—
Issuance of stock under Employee Stock Purchase Plan	44,486	(44,486)	558	—	558	—
Share-based compensation	—	—	16,908	—	16,908	—
Dividends	—	—	(76,997)	—	(76,997)	—
Share repurchases	(289,968)	289,968	(3,532)	—	(3,532)	—
Purchase of redeemable noncontrolling interest	—	—	(1,133)	1,133	—	(4,445)
Noncontrolling interest capital contribution	—	—	—	—	—	2,157
Noncontrolling interest capital distribution	—	—	—	(2,759)	(2,759)	—
Redeemable noncontrolling interest redemption value adjustment	—	—	(670)	—	(670)	670
Balance at January 28, 2017	84,069,492	56,440,482	$969,222	$11,772	$980,994	$4,452
Net earnings (loss)	—	—	(6,074)	728	(5,346)	—
Foreign currency translation adjustment	—	—	54,552	2,320	56,872	30
Loss on derivative financial instruments designated as cash flow hedges, net of income tax of $2,248	—	—	(14,151)	—	(14,151)	—
Actuarial valuation and prior service credit amortization and foreign currency and other adjustments on defined benefit plans, net of income tax of ($32)	—	—	79	—	79	—
Issuance of common stock under stock compensation plans, net of tax effect	655,660	—	(434)	—	(434)	—
Issuance of stock under Employee Stock Purchase Plan	31,040	(31,040)	285	—	285	—
Share-based compensation	—	—	8,150	—	8,150	—
Dividends	—	—	(37,987)	—	(37,987)	—
Share repurchases	(1,485,195)	1,485,195	(17,827)	—	(17,827)	—
Noncontrolling interest capital contribution	—	—	—	11	11	951
Balance at July 29, 2017	83,270,997	57,894,637	$955,815	$14,831	$970,646	$5,433

Accumulated Other Comprehensive Income (Loss)
The changes in accumulated other comprehensive income (loss), net of related income taxes, for the three and six months ended July 29, 2017 and July 30, 2016 are as follows (in thousands):

	Three Months Ended Jul 29, 2017
	Foreign Currency Translation Adjustment	Derivative Financial Instruments Designated as Cash Flow Hedges	Defined Benefit Plans	Total
Balance at April 29, 2017	$(146,754)	$4,948	$(8,486)	$(150,292)
Gains (losses) arising during the period	43,079	(13,093)	(82)	29,904
Reclassification to net earnings for (gains) losses realized	—	(606)	85	(521)
Net other comprehensive income (loss)	43,079	(13,699)	3	29,383
Balance at July 29, 2017	$(103,675)	$(8,751)	$(8,483)	$(120,909)

	Six Months Ended Jul 29, 2017
	Foreign Currency Translation Adjustment	Derivative Financial Instruments Designated as Cash Flow Hedges	Defined Benefit Plans	Total
Balance at January 28, 2017	$(158,227)	$5,400	$(8,562)	$(161,389)
Gains (losses) arising during the period	54,552	(12,969)	(95)	41,488
Reclassification to net loss for (gains) losses realized	—	(1,182)	174	(1,008)
Net other comprehensive income (loss)	54,552	(14,151)	79	40,480
Balance at July 29, 2017	$(103,675)	$(8,751)	$(8,483)	$(120,909)

	Three Months Ended Jul 30, 2016
	Foreign Currency Translation Adjustment	Derivative Financial Instruments Designated as Cash Flow Hedges	Marketable Securities	Defined Benefit Plans	Total
Balance at April 30, 2016	$(115,021)	$(3,773)	$(14)	$(7,728)	$(126,536)
Gains (losses) arising during the period	(14,497)	4,617	(2)	26	(9,856)
Reclassification to net earnings for (gains) losses realized	—	(881)	—	59	(822)
Net other comprehensive income (loss)	(14,497)	3,736	(2)	85	(10,678)
Balance at July 30, 2016	$(129,518)	$(37)	$(16)	$(7,643)	$(137,214)

	Six Months Ended Jul 30, 2016
	Foreign Currency Translation Adjustment	Derivative Financial Instruments Designated as Cash Flow Hedges	Marketable Securities	Defined Benefit Plans	Total
Balance at January 30, 2016	$(157,652)	$7,252	$(15)	$(7,639)	$(158,054)
Gains (losses) arising during the period	28,134	(5,263)	(1)	(123)	22,747
Reclassification to net earnings for (gains) losses realized	—	(2,026)	—	119	(1,907)
Net other comprehensive income (loss)	28,134	(7,289)	(1)	(4)	20,840
Balance at July 30, 2016	$(129,518)	$(37)	$(16)	$(7,643)	$(137,214)

Details on reclassifications out of accumulated other comprehensive income (loss) to net earnings (loss) during the three and six months ended July 29, 2017 and July 30, 2016 are as follows (in thousands):

	Three Months Ended		Six Months Ended		Location of (Gain) Loss Reclassified from Accumulated OCI into Earnings (Loss)
	Jul 29, 2017	Jul 30, 2016	Jul 29, 2017	Jul 30, 2016
Derivative financial instruments designated as cash flow hedges:
Foreign exchange currency contracts	$(661)	$(1,141)	$(1,279)	$(2,576)	Cost of product sales
Foreign exchange currency contracts	(14)	(49)	(93)	(81)	Other income/expense
Interest rate swap	26	59	62	110	Interest expense
Less income tax effect	43	250	128	521	Income tax expense
	(606)	(881)	(1,182)	(2,026)
Defined benefit plans:
Actuarial loss amortization	111	85	228	171	(1)
Prior service credit amortization	(6)	(7)	(13)	(14)	(1)
Less income tax effect	(20)	(19)	(41)	(38)	Income tax expense
	85	59	174	119
Total reclassifications during the period	$(521)	$(822)	$(1,008)	$(1,907)
__________________________________

(1)	These accumulated other comprehensive income (loss) components are included in the computation of net periodic defined benefit pension cost. Refer to Note 13 for further information.
Redeemable Noncontrolling Interests
The Company is party to a put arrangement with respect to the common securities that represent the remaining noncontrolling interest for its majority-owned subsidiary, Guess Brasil Comércio e Distribuição S.A. (“Guess Brazil”), which was established through a majority-owned joint venture during fiscal 2014. The put arrangement for Guess Brazil, representing 40% of the total outstanding equity interest of that subsidiary, may be exercised at the discretion of the noncontrolling interest holder by providing written notice to the Company beginning in the sixth year of the agreement, or sooner in certain limited circumstances, and every third anniversary from the end of the sixth year thereafter subject to certain time restrictions. The redemption value of the Guess Brazil put arrangement is based on a multiple of Guess Brazil’s earnings before interest, taxes, depreciation and amortization subject to certain adjustments and is classified as a redeemable noncontrolling interest outside of permanent equity in the Company’s condensed consolidated balance sheet. During fiscal 2017, the Company and the noncontrolling interest holder increased their capital contributions by $1.7 million, of which $1.0 million was paid by the Company and the remaining amount was paid by the noncontrolling interest holder to retain the same pro-rata interest in Guess Brazil. The carrying value of the redeemable noncontrolling interest related to Guess Brazil was $1.6 million and $1.7 million as of July 29, 2017 and January 28, 2017, respectively.
The Company is party to a put arrangement with respect to the common securities that represent the remaining noncontrolling interest for its majority-owned subsidiary, Guess? CIS, LLC (“Guess CIS”), which was established through a majority-owned joint venture during fiscal 2016. The put arrangement for Guess CIS, representing 30% of the total outstanding equity interest of that subsidiary, may be exercised at the discretion of the noncontrolling interest holder by providing written notice to the Company during the period beginning after the fifth anniversary of the agreement through December 31, 2025, or sooner in certain limited circumstances. The redemption value of the Guess CIS put arrangement is based on a multiple of Guess CIS’s earnings before interest, taxes, depreciation and amortization subject to certain adjustments and is classified as a redeemable noncontrolling interest outside of permanent equity in the Company’s condensed consolidated balance sheet. During fiscal 2017, the Company and the noncontrolling interest holder increased their capital contributions by $5.0 million, of which $3.5 million was paid by the Company and the remaining amount was paid by the noncontrolling interest holder to retain the same pro-rata interest in Guess CIS. During the six months ended July 29, 2017, the Company and the noncontrolling interest holder made an additional capital contribution totaling $3.2 million, of which $2.2 million was paid by the Company and the remaining amount was paid by the noncontrolling interest holder to retain the same pro-rata interest in Guess CIS. The carrying value of the redeemable noncontrolling interest related to Guess CIS was $3.8 million and $2.8 million as of July 29, 2017 and January 28, 2017, respectively.
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

(4)	Accounts Receivable
Accounts receivable is summarized as follows (in thousands):

	Jul 29, 2017	Jan 28, 2017
Trade	$244,300	$234,690
Royalty	19,842	19,881
Other	7,681	5,888
	271,823	260,459
Less allowances	38,188	34,922
	$233,635	$225,537
Accounts receivable consists of trade receivables relating primarily to the Company’s wholesale business in Europe and, to a lesser extent, to its wholesale businesses in the Americas and Asia, royalty receivables relating to its licensing operations, credit card and retail concession receivables related to its retail businesses and certain other receivables. Other receivables generally relate to amounts due to the Company that result from activities that are not related to the direct sale of the Company’s products or collection of royalties. The accounts receivable allowance includes allowances for doubtful accounts, wholesale sales returns and wholesale markdowns. Retail sales returns allowances are included in accrued expenses.

(5)	Inventories
Inventories consist of the following (in thousands):

	Jul 29, 2017	Jan 28, 2017
Raw materials	$631	$799
Work in progress	79	78
Finished goods	435,334	366,504
	$436,044	$367,381
The above balances include an allowance to write down inventories to the lower of cost or net realizable value of $24.8 million and $19.4 million as of July 29, 2017 and January 28, 2017, respectively.

(6)	Restructuring Charges
During the first quarter of fiscal 2017, the Company implemented a global cost reduction and restructuring plan to better align its global cost and organizational structure with its current strategic initiatives. This plan included the consolidation and streamlining of the Company’s business processes and a reduction in its global workforce and other expenses. These actions resulted in restructuring charges related primarily to cash-based severance costs of $6.1 million during the six months ended July 30, 2016. The restructuring charges were incurred during the three months ended April 30, 2016. There were no restructuring charges incurred during the three or six months ended July 29, 2017 related to this plan. The Company does not expect significant future cash-based severance charges to be incurred under this plan as the actions were completed during the first quarter of fiscal 2017. As of July 29, 2017, there were no amounts included in accrued expenses related to these restructuring activities as the Company completed payments for the remaining anticipated costs during the six months ended July 29, 2017. At January 28, 2017, the Company had a balance of approximately $0.2 million in accrued expenses related to these restructuring activities.

The following table summarizes restructuring activities related primarily to severance during the fiscal year ended January 28, 2017 and six months ended July 29, 2017 (in thousands):

Total
Balance at January 30, 2016	$—
Charges to operations	6,083
Cash payments	(6,003)
Foreign currency and other adjustments	100
Balance at January 28, 2017	$180
Cash payments	(124)
Foreign currency and other adjustments	(56)
Balance at July 29, 2017	$—
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
Income tax expense for the interim periods was computed using the tax rate estimated to be applicable for the full fiscal year, adjusted for discrete items. The Company’s effective income tax rate was negative 1,706.1% for the six months ended July 29, 2017, compared to 45.3% for the six months ended July 30, 2016. The deterioration in the effective income tax rate during the six months ended July 29, 2017 compared to the same prior-year period was due primarily to more losses incurred in certain foreign jurisdictions where the Company has valuation allowances, a shift in the distribution of earnings among the Company’s tax jurisdictions within the quarters of the current fiscal year and a lower tax rate on the gain from the sale of a minority interest investment during the same prior-year period.
During the six months ended July 29, 2017, the Company adopted authoritative guidance which requires all income tax effects of stock awards (resulting from an increase or decrease in the fair value of an award from grant date to the vesting date) to be recognized in the income statement when the awards vest or are settled. This is a change from previous guidance that required such activity to be recorded in paid-in capital within stockholders’ equity. As a result, the Company recorded tax shortfalls of approximately $0.7 million as an increase to the Company’s income tax expense in its condensed consolidated statement of income (loss) during the six months ended July 29, 2017.
From time-to-time, the Company is subject to routine income tax audits on various tax matters around the world in the ordinary course of business. As of July 29, 2017, several income tax audits were underway for various periods in multiple jurisdictions. The Company accrues an amount for its estimate of additional income tax liability which the Company, more likely than not, will incur as a result of the ultimate resolution of income tax audits (“uncertain tax positions”). The Company reviews and updates the estimates used in the accrual for uncertain tax positions as more definitive information becomes available from taxing authorities, upon completion of tax audits, upon expiration of statutes of limitation, or upon occurrence of other events.
The Company had aggregate accruals for uncertain tax positions, including penalties and interest, of $15.3 million and $14.6 million as of July 29, 2017 and January 28, 2017, respectively. The change in the accrual balance from January 28, 2017 to July 29, 2017 resulted from additional accruals and interest and penalties during the six months ended July 29, 2017.

(8)	Segment Information
The Company’s businesses are grouped into five reportable segments for management and internal financial reporting purposes: Americas Retail, Europe, Asia, Americas Wholesale and Licensing. The Company’s Americas

Retail, Europe, Americas Wholesale and Licensing reportable segments are the same as their respective operating segments. Certain components of the Company’s Asia operating segment are separate operating segments based on region which have been aggregated into the Asia reportable segment for disclosure purposes. During the first quarter of fiscal 2018, net revenue and related costs and expenses for certain globally serviced customers were reclassified into the segment primarily responsible for the relationship. Accordingly, segment results for Europe, Asia and Americas Wholesale have been adjusted for the three and six months ended July 30, 2016 to conform to the current year presentation. Management evaluates segment performance based primarily on revenues and earnings (loss) from operations before restructuring charges, if any. The Company believes this segment reporting reflects how its business segments are managed and how each segment’s performance is evaluated by the Company’s chief operating decision maker to assess performance and make resource allocation decisions. The Americas Retail segment includes the Company’s retail and e-commerce operations in North and Central America and its retail operations in South America. The Europe segment includes the Company’s retail, e-commerce and wholesale operations in Europe and the Middle East. The Asia segment includes the Company’s retail, e-commerce and wholesale operations in Asia. The Americas Wholesale segment includes the Company’s wholesale operations in the Americas. The Licensing segment includes the worldwide licensing operations of the Company. The business segment operating results exclude corporate overhead costs, which consist of shared costs of the organization, and restructuring charges. These costs are presented separately and generally include, among other things, the following unallocated corporate costs: accounting and finance, executive compensation, facilities, global advertising and marketing, human resources, information technology and legal.
Net revenue and earnings (loss) from operations are summarized as follows for the three and six months ended July 29, 2017 and July 30, 2016 (in thousands):

	Three Months Ended		Six Months Ended
	Jul 29, 2017	Jul 30, 2016	Jul 29, 2017	July 30, 2016
Net revenue:
Americas Retail	$201,188	$226,550	$374,882	$430,711
Europe (1)	255,215	212,416	420,603	346,558
Asia (1)	62,733	53,410	126,114	107,638
Americas Wholesale (1)	32,658	30,632	68,515	64,569
Licensing	21,898	21,951	42,159	44,298
Total net revenue	$573,692	$544,959	$1,032,273	$993,774
Earnings (loss) from operations:
Americas Retail (2)	$(7,160)	$(1,614)	$(33,926)	$(14,215)
Europe (1) (2)	26,188	18,571	23,093	4,016
Asia (1) (2)	1,530	(3,378)	692	(3,927)
Americas Wholesale (1)	4,859	3,633	11,504	9,594
Licensing	19,422	19,733	36,753	40,148
	44,839	36,945	38,116	35,616
Corporate Overhead	(21,591)	(21,368)	(40,387)	(42,934)
Restructuring Charges	—	—	—	(6,083)
Total earnings (loss) from operations	$23,248	$15,577	$(2,271)	$(13,401)
__________________________________

(1)
During the first quarter of fiscal 2018, net revenue and related costs and expenses for certain globally serviced customers were reclassified into the segment primarily responsible for the relationship. Accordingly, segment results for Europe, Asia and Americas Wholesale have been adjusted for the three and six months ended July 30, 2016 to conform to the current year presentation.

(2)
During each of the periods presented, the Company recognized asset impairment charges for certain retail locations resulting from under-performance and expected store closures. During the three months ended July 29, 2017, the Company recorded asset impairment charges related to its Americas Retail and Asia segments of $0.9 million and $0.3 million, respectively. During the six months ended July 29, 2017, the Company recorded asset impairment charges related to its Americas Retail and Asia segments of $3.0 million and $0.9 million, respectively. Asset impairment charges related to its Europe segment were minimal during the three and six months ended July 29, 2017. During the three months ended July 30, 2016, the Company recorded asset impairment charges related to its Americas Retail and Europe segments of $0.4 million and $0.1 million, respectively. Asset impairment charges related to its Asia segment were minimal during the three months ended July 30, 2016. During the six months ended July 30, 2016, the Company recorded asset impairment charges related to its Americas Retail, Europe and Asia segments of $0.4 million, $0.2 million and $0.1 million, respectively.

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

(9)	Borrowings and Capital Lease Obligations
Borrowings and capital lease obligations are summarized as follows (in thousands):

	Jul 29, 2017	Jan 28, 2017
Mortgage debt, maturing monthly through January 2026	$20,607	$20,889
Capital lease obligations	17,371	—
Other	3,269	3,159
	41,247	24,048
Less current installments	2,033	566
Long-term debt and capital lease obligations	$39,214	$23,482
Mortgage Debt
On February 16, 2016, the Company entered into a ten-year $21.5 million real estate secured loan (the “Mortgage Debt”). The Mortgage Debt is secured by the Company’s U.S. distribution center based in Louisville, Kentucky and provides for monthly principal and interest payments based on a 25-year amortization schedule, with the remaining principal balance and any accrued and unpaid interest due at maturity. Outstanding principal balances under the Mortgage Debt bear interest at the one-month LIBOR rate plus 1.5%. As of July 29, 2017, outstanding borrowings under the Mortgage Debt, net of debt issuance costs of $0.1 million, were $20.6 million. At January 28, 2017, outstanding borrowings under the Mortgage Debt, net of debt issuance costs of $0.1 million, were $20.9 million.
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
On February 16, 2016, the Company also entered into a separate interest rate swap agreement, designated as a cash flow hedge, that resulted in a swap fixed rate of approximately 3.06%. This interest rate swap agreement matures in January 2026 and converts the nature of the Mortgage Debt from LIBOR floating-rate debt to fixed-rate debt. The fair value of the interest rate swap asset as of July 29, 2017 and January 28, 2017 was approximately $0.6 million and $0.9 million, respectively.

Capital Lease Obligations
During the second quarter of fiscal 2018, the Company began the relocation of its European distribution center to the Netherlands. As a result, the Company entered into a capital lease for equipment used in the new facility. The capital lease provides for monthly minimum lease payments through May 2027 and has an effective interest rate of approximately 6%. As of July 29, 2017, the capital lease obligation was $15.9 million.
During the second quarter of fiscal 2018, the Company also entered into a capital lease related primarily to computer hardware and software. As of July 29, 2017, this capital lease obligation was $1.5 million.
The Company previously leased a building in Florence, Italy under a capital lease which provided for minimum lease payments through May 1, 2016. Upon termination of the capital lease, the title of the building was transferred to the Company. The Company had a separate interest rate swap agreement designated as a non-hedging instrument that converted the nature of the capital lease obligation from Euribor floating-rate debt to fixed-rate debt and resulted in a swap fixed rate of 3.55%. This interest rate swap agreement matured on February 1, 2016.
Credit Facilities
On June 23, 2015, the Company entered into a five-year senior secured asset-based revolving credit facility with Bank of America, N.A. and the other lenders party thereto (the “Credit Facility”). The Credit Facility provides for a borrowing capacity in an amount up to $150 million, including a Canadian sub-facility up to $50 million, subject to a borrowing base. Based on applicable accounts receivable, inventory, eligible cash balances and relevant covenant restrictions as of July 29, 2017, the Company could have borrowed up to $112 million under the Credit Facility. The Credit Facility has an option to expand the borrowing capacity by up to $150 million subject to certain terms and conditions, including the willingness of existing or new lenders to assume such increased amount. The Credit Facility is available for direct borrowings and the issuance of letters of credit, subject to certain letters of credit sublimits, and may be used for working capital and other general corporate purposes.
All obligations under the Credit Facility are unconditionally guaranteed by the Company and the Company’s existing and future domestic and Canadian subsidiaries, subject to certain exceptions, and are secured by a first priority lien on substantially all of the assets of the Company and such domestic and Canadian subsidiaries, as applicable.
Direct borrowings under the Credit Facility made by the Company and its domestic subsidiaries shall bear interest at the U.S. base rate plus an applicable margin (varying from 0.25% to 0.75%) or at LIBOR plus an applicable margin (varying from 1.25% to 1.75%). The U.S. base rate is based on the greater of (i) the U.S. prime rate, (ii) the federal funds rate, plus 0.5%, and (iii) LIBOR for a 30 day interest period, plus 1.0%. Direct borrowings under the Credit Facility made by the Company’s Canadian subsidiaries shall bear interest at the Canadian prime rate plus an applicable margin (varying from 0.25% to 0.75%) or at the Canadian BA rate plus an applicable margin (varying from 1.25% to 1.75%). The Canadian prime rate is based on the greater of (i) the Canadian prime rate, (ii) the Bank of Canada overnight rate, plus 0.5%, and (iii) the Canadian BA rate for a one month interest period, plus 1.0%. The applicable margins are calculated quarterly and vary based on the average daily availability of the aggregate borrowing base. The Company is also obligated to pay certain commitment, letter of credit and other fees customary for a credit facility of this size and type. As of July 29, 2017, the Company had $1.0 million in outstanding standby letters of credit, no outstanding documentary letters of credit and no outstanding borrowings under the Credit Facility.
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
The Company, through its European subsidiaries, maintains short-term uncommitted borrowing agreements, primarily for working capital purposes, with various banks in Europe. The majority of the borrowings under these agreements are secured by specific accounts receivable balances. Based on the applicable accounts receivable balances as of July 29, 2017, the Company could have borrowed up to $76.3 million under these agreements. As of July 29, 2017, the Company had no outstanding borrowings or outstanding documentary letters of credit under these agreements. The agreements are denominated primarily in euros and provide for annual interest rates ranging from 0.5% to 5.0%. The maturities of any short-term borrowings under these arrangements are generally linked to the credit terms of the underlying accounts receivable that secure the borrowings. With the exception of one facility for up to $41.1 million that has a minimum net equity requirement, there are no other financial ratio covenants.
Other
From time-to-time, the Company will obtain other financing in foreign countries for working capital to finance its local operations.

(10)	Share-Based Compensation
The following table summarizes the share-based compensation expense recognized under all of the Company’s stock plans during the three and six months ended July 29, 2017 and July 30, 2016 (in thousands):

	Three Months Ended		Six Months Ended
	Jul 29, 2017	Jul 30, 2016	Jul 29, 2017	Jul 30, 2016
Stock options	$581	$622	$1,190	$1,134
Stock awards/units	3,563	4,146	6,881	7,824
Employee Stock Purchase Plan	43	49	79	91
Total share-based compensation expense	$4,187	$4,817	$8,150	$9,049
During the first quarter of fiscal 2018, the Company adopted authoritative guidance which eliminates the requirement to estimate forfeitures, but rather provides for an election that would allow entities to account for forfeitures as they occur. The Company adopted this election using the modified retrospective method and recorded a cumulative adjustment to reduce retained earnings by approximately $0.3 million as of the beginning of the period of adoption.
Unrecognized compensation cost related to nonvested stock options and nonvested stock awards/units totaled approximately $4.9 million and $37.2 million, respectively, as of July 29, 2017. This cost is expected to be recognized over a weighted average period of 1.8 years. The weighted average grant date fair value of stock options granted was $1.57 and $3.55 during the six months ended July 29, 2017 and July 30, 2016, respectively.
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

Performance-Based Awards
The Company has granted certain nonvested stock units subject to performance-based vesting conditions to select executive officers. Each award of nonvested stock units generally has an initial vesting period from the date of the grant through either (i) the end of the first fiscal year or (ii) the first anniversary of the date of grant, followed by annual vesting periods which may range from two-to-three years. The nonvested stock units are subject to the achievement of certain performance-based vesting conditions.
The Company has also granted a target number of nonvested stock units to select key management, including certain executive officers. The number of shares that may ultimately vest with respect to each award may range from 0% up to 200% of the target number of shares, subject to the achievement of certain performance-based vesting conditions. Any shares that are ultimately issued are scheduled to vest at the end of the third fiscal year following the grant date.
The following table summarizes the activity for nonvested performance-based units during the six months ended July 29, 2017:

	Number of Units	Weighted Average Grant Date Fair Value
Nonvested at January 28, 2017	787,849	$19.17
Granted	818,416	11.17
Vested	(193,240)	20.57
Forfeited	(6,757)	18.35
Nonvested at July 29, 2017	1,406,268	$14.32
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
The following table summarizes the activity for nonvested market-based units during the six months ended July 29, 2017:

	Number of Units	Weighted Average Grant Date Fair Value
Nonvested at January 28, 2017	323,825	$16.63
Granted	248,020	10.62
Vested	—	—
Forfeited	—	—
Nonvested at July 29, 2017	571,845	$14.02

(11)	Related Party Transactions
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
Leases
The Company leases warehouse and administrative facilities, including the Company’s corporate headquarters in Los Angeles, California, from partnerships affiliated with the Marciano Trusts and certain of their affiliates. There were four of these leases in effect as of July 29, 2017 with expiration or option exercise dates ranging from calendar years 2017 to 2020.
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
Aggregate rent, common area maintenance charges and property tax expense recorded under these four related party leases were approximately $2.5 million for each of the six months ended July 29, 2017 and July 30, 2016. The Company believes that the terms of the related party leases and parking lot sale have not been significantly affected by the fact that the Company and the lessors are related.
Aircraft Arrangements
The Company periodically charters aircraft owned by MPM Financial, LLC (“MPM Financial”), an entity affiliated with the Marciano Trusts, through informal arrangements with MPM Financial and independent third party management companies contracted by MPM Financial to manage its aircraft. The total fees paid under these arrangements for the six months ended July 29, 2017 and July 30, 2016 were approximately $0.4 million and $0.5 million, respectively.
These related party disclosures should be read in conjunction with the disclosure concerning related party transactions in the Company’s Annual Report on Form 10-K for the year ended January 28, 2017.

(12)	Commitments and Contingencies
Leases
The Company leases its showrooms, advertising, licensing, sales and merchandising offices, remote distribution and warehousing facilities and retail and factory outlet store locations under operating lease agreements expiring on various dates through November 2036. Some of these leases require the Company to make periodic payments for property taxes, utilities and common area operating expenses. Certain retail store leases provide for rents based upon the minimum annual rental amount and a percentage of annual sales volume, generally ranging from 4% to 20%, when specific sales volumes are exceeded. The Company’s concession leases also provide for rents primarily based upon a percentage of annual sales volume which average approximately 27% of annual sales volume. Some leases include lease incentives, rent abatements and fixed rent escalations, which are amortized and recorded over the initial lease term on a straight-line basis. The Company also leases some of its equipment under operating lease agreements expiring at various dates through July 2022.
As discussed in further detail in Note 9, the Company leases equipment as well as computer hardware and software under capital lease obligations.
Investment Commitments
As of July 29, 2017, the Company had an unfunded commitment to invest €4.5 million ($5.3 million) in a private equity fund. Refer to Note 14 for further information.
Legal Proceedings
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
The Company has received customs tax assessment notices from the Italian Customs Agency regarding its customs tax audit of one of the Company’s European subsidiaries for the period from July 2010 through December 2012. Such assessments totaled €9.8 million ($11.5 million), including potential penalties and interest. The Company strongly disagrees with the positions that the Italian Customs Agency has taken and therefore filed appeals with the Milan First Degree Tax Court (“MFDTC”). In May 2015, the MFDTC issued a judgment in favor of the Company in relation to the first set of appeals (covering the period through September 2010) and canceled the related assessments totaling €1.7 million ($1.9 million). In November 2015, the Italian Customs Agency notified the Company of its intent to appeal this first MFDTC judgment. During fiscal 2017, the Appeals Court ruled in favor of the Company and rejected the appeal by the Italian Customs Agency on the first MFDTC judgment. During fiscal 2017, the MFDTC also issued judgments in favor of the Company in relation to the second through seventh set of appeals (covering the period from October 2010 through December 2012) and canceled the related assessments totaling €8.1 million ($9.6 million). Subsequently, the Italian Customs Agency has appealed the majority of these favorable MFDTC judgments, as well as certain of the Appeals Court judgments. While these MFDTC judgments have been favorable to the Company, there can be no assurances that the Italian Customs Agency will not be successful in its remaining appeals. It also continues to be possible that the Company will receive similar or even larger assessments for periods subsequent to December 2012 or other claims or charges related to the matter in the future. Although the Company believes that it has a strong position and will continue to vigorously defend this matter, it is unable to predict with certainty whether or not these efforts will ultimately be successful or whether the outcome will have a material impact on the Company’s financial position or results of operations.
On June 6, 2017, the European Commission notified the Company that it has initiated proceedings to investigate whether certain of the Company’s practices and agreements concerning the distribution of apparel and accessories within the European Union breach European Union competition rules related to cross-border transactions, internet sales limitations and resale price restrictions. The initiation of the proceedings does not mean that the European Commission has made a definitive conclusion regarding whether the Company breached any rules. We have cooperated and plan to continue to cooperate with the European Commission, including through responses to requests for information and through changes to certain business practices and agreements, as appropriate. If a violation is ultimately found, a broad range of remedies is potentially available to the European

Commission, including imposing a fine and/or injunctive relief prohibiting or restricting certain business practices. At this preliminary stage, we are unable to predict the timing or outcome of these proceedings, including the magnitude of a potential fine, if any. However, we do not currently believe that any changes to our business practices or agreements made in connection with this proceeding will have a material impact on our ongoing business operations within the European Union.
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
As a non-qualified pension plan, no dedicated funding of the SERP is required; however, the Company has made periodic payments into insurance policies held in a rabbi trust to fund the expected obligations arising under the non-qualified SERP. The amount of any future payments into the insurance policies, if any, may vary depending on investment performance of the trust. The cash surrender values of the insurance policies were $61.6 million and $58.6 million as of July 29, 2017 and January 28, 2017, respectively, and were included in other assets in the Company’s condensed consolidated balance sheets. As a result of changes in the value of the insurance policy investments, the Company recorded unrealized gains of $1.9 million and $3.8 million in other income during the three and six months ended July 29, 2017, respectively, and unrealized gains of $1.9 million and $5.1 million in other income during the three and six months ended July 30, 2016, respectively. The projected benefit obligation was $53.6 million and $53.5 million as of July 29, 2017 and January 28, 2017, respectively, and was included in accrued expenses and other long-term liabilities in the Company’s condensed consolidated balance sheets depending on the expected timing of payments. SERP benefit payments of $0.4 million and $0.8 million were made during the three and six months ended July 29, 2017, respectively. SERP benefit payments of $0.4 million and $0.8 million were made during the three and six months ended July 30, 2016, respectively.
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
As of July 29, 2017 and January 28, 2017, the plan had a projected benefit obligation of $19.0 million and $17.6 million, respectively, and plan assets held at the independent investment fiduciary of $15.4 million and $14.1 million, respectively. The net liability of $3.6 million and $3.5 million was included in other long-term liabilities in the Company’s condensed consolidated balance sheets as of July 29, 2017 and January 28, 2017, respectively.

The components of net periodic defined benefit pension cost for the three and six months ended July 29, 2017 and July 30, 2016 related to the Company’s defined benefit plans are as follows (in thousands):

	Three Months Ended July 29, 2017
	SERP	Swiss Pension Plan	Total
Service cost	$—	$469	$469
Interest cost	460	20	480
Expected return on plan assets	—	(46)	(46)
Net amortization of unrecognized prior service credit	—	(6)	(6)
Net amortization of actuarial losses	38	73	111
Net periodic defined benefit pension cost	$498	$510	$1,008

	Six Months Ended July 29, 2017
	SERP	Swiss Pension Plan	Total
Service cost	$—	$960	$960
Interest cost	921	42	963
Expected return on plan assets	—	(95)	(95)
Net amortization of unrecognized prior service credit	—	(13)	(13)
Net amortization of actuarial losses	76	152	228
Net periodic defined benefit pension cost	$997	$1,046	$2,043

	Three Months Ended July 30, 2016
	SERP	Swiss Pension Plan	Total
Service cost	$—	$392	$392
Interest cost	460	22	482
Expected return on plan assets	—	(47)	(47)
Net amortization of unrecognized prior service credit	—	(7)	(7)
Net amortization of actuarial losses	38	47	85
Net periodic defined benefit pension cost	$498	$407	$905

	Six Months Ended July 30, 2016
	SERP	Swiss Pension Plan	Total
Service cost	$—	$771	$771
Interest cost	920	44	964
Expected return on plan assets	—	(93)	(93)
Net amortization of unrecognized prior service credit	—	(14)	(14)
Net amortization of actuarial losses	77	94	171
Net periodic defined benefit pension cost	$997	$802	$1,799

(14)	Fair Value Measurements
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
The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of July 29, 2017 and January 28, 2017 (in thousands):

	Fair Value Measurements at Jul 29, 2017				Fair Value Measurements at Jan 28, 2017
Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Foreign exchange currency contracts	$—	$44	$—	$44	$—	$9,868	$—	$9,868
Interest rate swap	—	643	—	643	—	876	—	876
Total	$—	$687	$—	$687	$—	$10,744	$—	$10,744
Liabilities:
Foreign exchange currency contracts	$—	$14,043	$—	$14,043	$—	$1,424	$—	$1,424
Deferred compensation obligations	—	12,377	—	12,377	—	11,184	—	11,184
Total	$—	$26,420	$—	$26,420	$—	$12,608	$—	$12,608

There were no transfers of financial instruments between the three levels of fair value hierarchy during the six months ended July 29, 2017 or during the year ended January 28, 2017.
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
During the three months ended July 29, 2017, the Company invested €0.5 million ($0.5 million) in a private equity fund, which was included in other assets in the Company’s condensed consolidated balance sheet as of July 29, 2017. As permitted in accordance with authoritative guidance, the Company uses net asset value per share as a practical expedient to measure the fair value of this investment and has not included this investment in the fair value hierarchy as disclosed above. As of July 29, 2017, the Company had an unfunded commitment to invest an additional €4.5 million ($5.3 million) in the private equity fund.
The carrying amount of the Company’s remaining financial instruments, which principally include cash and cash equivalents, trade receivables, accounts payable and accrued expenses, approximates fair value due to the relatively short maturity of such instruments. The fair values of the Company’s debt instruments (see Note 9) are based on the amount of future cash flows associated with each instrument discounted using the Company’s incremental borrowing rate. As of July 29, 2017 and January 28, 2017, the carrying value of all financial instruments was not materially different from fair value, as the interest rates on the Company’s debt approximated rates currently available to the Company.
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
The Company recorded asset impairment charges of $1.2 million and $4.0 million during the three and six months ended July 29, 2017, respectively, and $0.5 million and $0.7 million during the three and six months ended July 30, 2016, respectively. The asset impairment charges related primarily to the impairment of certain retail locations in North America resulting from under-performance and expected store closures during each of the respective periods. Refer to Note 8 for more information regarding asset impairment charges by segment.

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
The Company’s primary objective is to hedge the variability in forecasted cash flows due to the foreign currency risk. Various transactions that occur primarily in Europe, Canada, South Korea, China and Mexico are denominated in U.S. dollars, British pounds and Russian roubles and thus are exposed to earnings risk as a result of exchange rate fluctuations when converted to their functional currencies. These types of transactions include U.S. dollar denominated purchases of merchandise and U.S. dollar and British pound denominated intercompany liabilities. In addition, certain operating expenses, tax liabilities and pension-related liabilities are denominated in Swiss francs and are exposed to earnings risk as a result of exchange rate fluctuations when converted to the functional currency. The Company enters into derivative financial instruments, including forward exchange currency contracts, to offset some but not all of the exchange risk on certain of these anticipated foreign currency transactions.
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
The impact of the credit risk of the counterparties to the derivative contracts is considered in determining the fair value of the foreign exchange currency contracts and interest rate swap agreements. As of July 29, 2017, credit risk has not had a significant effect on the fair value of the Company’s foreign exchange currency contracts and interest rate swap agreements.
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

Summary of Derivative Instruments
The fair value of derivative instruments in the condensed consolidated balance sheets as of July 29, 2017 and January 28, 2017 is as follows (in thousands):

	Derivative Balance Sheet Location	Fair Value at Jul 29, 2017	Fair Value at Jan 28, 2017
ASSETS:
Derivatives designated as hedging instruments:
Cash flow hedges:
Foreign exchange currency contracts	Other current assets/ Other assets	$31	$6,072
Interest rate swap	Other assets	643	876
Total derivatives designated as hedging instruments		674	6,948
Derivatives not designated as hedging instruments:
Foreign exchange currency contracts	Other current assets/ Other assets	13	3,796
Total		$687	$10,744
LIABILITIES:
Derivatives designated as hedging instruments:
Cash flow hedges:
Foreign exchange currency contracts	Accrued expenses/ Other long-term liabilities	$9,620	$1,250
Derivatives not designated as hedging instruments:
Foreign exchange currency contracts	Accrued expenses	4,423	174
Total		$14,043	$1,424
Derivatives Designated as Hedging Instruments
Foreign Exchange Currency Contracts Designated as Cash Flow Hedges
During the six months ended July 29, 2017, the Company purchased U.S. dollar forward contracts in Europe and Canada totaling US$82.0 million and US$12.3 million, respectively, that were designated as cash flow hedges. As of July 29, 2017, the Company had forward contracts outstanding for its European and Canadian operations of US$142.3 million and US$52.0 million, respectively, to hedge forecasted merchandise purchases and intercompany royalties, which are expected to mature over the next 17 months.
As of July 29, 2017, accumulated other comprehensive income (loss) related to foreign exchange currency contracts included a net unrealized loss of approximately $9.2 million, net of tax, of which $4.2 million will be recognized in cost of product sales or other expense over the following 12 months, at the then current values on a pre-tax basis, which can be different than the current quarter-end values.
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
As of July 29, 2017, accumulated other comprehensive income (loss) related to the interest rate swap agreement included a net unrealized gain of approximately $0.4 million, net of tax, which will be recognized in interest expense after the following 12 months, at the then current values on a pre-tax basis, which can be different than the current quarter-end values.

The following table summarizes the gains (losses) before taxes recognized on the derivative instruments designated as cash flow hedges in OCI and net earnings (loss) for the three and six months ended July 29, 2017 and July 30, 2016 (in thousands):

	Gain (Loss) Recognized in OCI		Location of Gain (Loss) Reclassified from Accumulated OCI into Earnings (1)	Gain (Loss) Reclassified from Accumulated OCI into Earnings
	Three Months Ended			Three Months Ended
	Jul 29, 2017	Jul 30, 2016		Jul 29, 2017	Jul 30, 2016
Derivatives designated as cash flow hedges:
Foreign exchange currency contracts	$(14,673)	$5,762	Cost of product sales	$661	$1,141
Foreign exchange currency contracts	$(785)	$343	Other income/expense	$14	$49
Interest rate swap	$(77)	$(685)	Interest expense	$(26)	$(59)

	Loss Recognized in OCI		Location of Gain (Loss) Reclassified from Accumulated OCI into Earnings (Loss) (1)	Gain (Loss) Reclassified from Accumulated OCI into Earnings (Loss)
	Six Months Ended			Six Months Ended
	Jul 29, 2017	Jul 30, 2016		Jul 29, 2017	Jul 30, 2016
Derivatives designated as cash flow hedges:
Foreign exchange currency contracts	$(13,816)	$(5,650)	Cost of product sales	$1,279	$2,576
Foreign exchange currency contracts	$(996)	$(356)	Other income/expense	$93	$81
Interest rate swap	$(277)	$(817)	Interest expense	$(62)	$(110)
__________________________________

(1)
The Company recognized gains of $0.9 million and $1.5 million resulting from the ineffective portion related to foreign exchange currency contracts in interest income during the three and six months ended July 29, 2017, respectively. The Company recognized gains of $0.1 million and $0.5 million resulting from the ineffective portion related to foreign exchange currency contracts in interest income during the three and six months ended July 30, 2016, respectively. There was no ineffectiveness recognized related to the interest rate swap during the three and six months ended July 29, 2017 and July 30, 2016.

The following table summarizes net after-tax derivative activity recorded in accumulated other comprehensive income (loss) (in thousands):

	Three Months Ended		Six Months Ended
	Jul 29, 2017	Jul 30, 2016	Jul 29, 2017	Jul 30, 2016
Beginning balance gain (loss)	$4,948	$(3,773)	$5,400	$7,252
Net gains (losses) from changes in cash flow hedges	(13,093)	4,617	(12,969)	(5,263)
Net gains reclassified to earnings (loss)	(606)	(881)	(1,182)	(2,026)
Ending balance loss	$(8,751)	$(37)	$(8,751)	$(37)
Derivatives Not Designated as Hedging Instruments
As of July 29, 2017, the Company had euro foreign exchange currency contracts to purchase US$69.7 million expected to mature over the next 11 months and Canadian dollar foreign exchange currency contracts to purchase US$11.3 million expected to mature over the next eight months.

The following table summarizes the gains (losses) before taxes recognized on the derivative instruments not designated as hedging instruments in other income and expense for the three and six months ended July 29, 2017 and July 30, 2016 (in thousands):

	Location of Gain (Loss) Recognized in Earnings (Loss)	Gain (Loss) Recognized in Earnings		Gain (Loss) Recognized in Earnings (Loss)
		Three Months Ended		Six Months Ended
		Jul 29, 2017	Jul 30, 2016	Jul 29, 2017	Jul 30, 2016
Derivatives not designated as hedging instruments:
Foreign exchange currency contracts	Other income/expense	$(6,540)	$2,885	$(7,333)	$(3,144)
Interest rate swap	Other income/expense	$—	$—	$—	$38
At January 28, 2017, the Company had euro foreign exchange currency contracts to purchase US$81.4 million and Canadian dollar foreign exchange currency contracts to purchase US$13.9 million.

(16)	Subsequent Events
Dividends
On August 23, 2017, the Company announced a regular quarterly cash dividend of $0.225 per share on the Company’s common stock. The cash dividend will be paid on September 22, 2017 to shareholders of record as of the close of business on September 6, 2017.
Other
Subsequent to quarter end, the Company modified certain of its leases held with a common landlord in North America. Under the terms of the agreements, 26 leases with original lease end dates from fiscal 2018 to fiscal 2026 will now end in fiscal 2018 through fiscal 2020. In connection with this agreement, in the third quarter of fiscal 2018, the Company will make up-front payments of roughly $22 million, of which $12 million will be recorded as a lease termination charge and $10 million will be recorded as advance rent payments.

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
Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed. These forward-looking statements may include, among other things, statements or assumptions relating to: our expected results of operations; the accuracy of data relating to, and anticipated levels of, future inventory and gross margins; anticipated cash requirements and sources; cost containment efforts; estimated charges; plans regarding store openings, closings, remodels and lease negotiations; plans regarding the relocation of the Company’s European distribution center to a new facility in the Netherlands; plans regarding business growth, international expansion and capital allocation; plans regarding supply chain efficiencies and global planning and allocation; e-commerce, digital and omni-channel initiatives; business seasonality; results and risks of current and future legal proceedings, including the investigation by the European Commission regarding the potential breach of certain European Union competition rules by the Company; industry trends; consumer demands and preferences; competition; currency fluctuations and related impacts; estimated tax rates, results of tax audits and other regulatory proceedings; raw material and other inflationary cost pressures; consumer confidence; and general economic conditions. We do not intend, and undertake no obligation, to update our forward-looking statements to reflect future events or circumstances. Such statements involve risks and uncertainties, which may cause actual results to differ materially from those set forth in these statements. Important factors that could cause or contribute to such differences include those discussed under “Part I, Item 1A. Risk Factors” contained in the Company’s most recent Annual Report on Form 10-K for the fiscal year ended January 28, 2017 and in our other filings made from time-to-time with the Securities and Exchange Commission (“SEC”) after the date of this report.
Business Segments
The Company’s businesses are grouped into five reportable segments for management and internal financial reporting purposes: Americas Retail, Europe, Asia, Americas Wholesale and Licensing. During the first quarter of fiscal 2018, net revenue and related costs and expenses for certain globally serviced customers were reclassified into the segment primarily responsible for the relationship. Accordingly, segment results for Europe, Asia and Americas Wholesale have been adjusted for the three and six months ended July 30, 2016 to conform to the current year presentation. Management evaluates segment performance based primarily on revenues and earnings (loss) from operations before restructuring charges, if any. The Americas Retail segment includes the Company’s retail and e-commerce operations in North and Central America and its retail operations in South America. The Europe segment includes the Company’s retail, e-commerce and wholesale operations in Europe and the Middle East. The Asia segment includes the Company’s retail, e-commerce and wholesale operations in Asia. The Americas Wholesale segment includes the Company’s wholesale operations in the Americas. The Licensing segment includes the worldwide licensing operations of the Company. The business segment operating results exclude corporate overhead costs, which consist of shared costs of the organization, and restructuring charges. These costs are presented separately and generally include, among other things, the following unallocated corporate costs: accounting and finance, executive compensation, facilities, global advertising and marketing, human resources, information technology and legal. Information regarding these segments is summarized in Note 8 to the Condensed Consolidated Financial Statements.
Products
We derive our net revenue from the sale of GUESS?, G by GUESS, GUESS Kids and MARCIANO apparel and our licensees’ products through our worldwide network of retail stores, wholesale customers and distributors, as well as our online sites. We also derive royalty revenue from worldwide licensing activities.
Foreign Currency Volatility
Since the majority of our international operations are conducted in currencies other than the U.S. dollar (primarily the euro, Canadian dollar, Korean won, Chinese yuan and Mexican peso), currency fluctuations can have a significant impact on the translation of our international revenues and earnings (loss) into U.S. dollar amounts.
In addition, some of our transactions that occur primarily in Europe, Canada, South Korea, China and Mexico are denominated in U.S. dollars, Swiss francs, British pounds and Russian roubles, exposing them to exchange rate fluctuations when these transactions (such as inventory purchases) are converted to their functional currencies. As a result, fluctuations in exchange rates can impact the operating margins of our foreign operations and reported earnings (loss), largely dependent on the transaction timing and magnitude during the period that the currency fluctuates. When these foreign exchange rates weaken versus the U.S. dollar at the time U.S. dollar denominated inventory is purchased relative to the purchases of the comparable period, our product margins could be unfavorably impacted if the relative sales prices do not change. Such exchange rate fluctuations had a negative impact on our product margins in Canada and Europe during the six months ended July 29, 2017 compared to the same prior-year period.
During the first half of fiscal 2018, the average U.S. dollar rate was stronger against the Canadian dollar, the euro and the Mexican peso and weaker against the Korean won and the Russian rouble compared to the average rate in the same prior-year period. This had an overall negative impact on the translation of our international revenues and an overall positive impact on loss from operations for the six months ended July 29, 2017 compared to the same prior-year period.
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

We are also focused on improving the profitability of our retail business in the Americas. As more than half of our leases in Americas Retail are up for renewal or have lease exit options over the next three years, we continue to have the flexibility to further optimize our retail footprint, as appropriate, in the coming years. However, we are not restricting ourselves to waiting for these dates to close stores or renegotiate rents. For example, subsequent to the second quarter of fiscal 2018, we modified certain of our leases held with a common landlord that had original lease end dates from fiscal 2018 to fiscal 2026 to now end in fiscal 2018 through fiscal 2020, in order to accelerate the reduction of our retail store footprint in North America.
Stabilizing our Wholesale Business. We are partnering with our wholesale customers to emphasize a retail-oriented mindset and encourage the adoption of best practices, including high quality visual merchandising, frequent rotation of products and maximization of inventory turns.
Capital Allocation
The Company plans to allocate capital, including capital expenditures and working capital investments, to fund the growth of its retail and e-commerce businesses in Europe and Asia, while reducing its allocation of capital to its retail business in the Americas. In the U.S. and Canada, we plan to close 70 stores and limit future store openings during fiscal 2018. Additionally, we plan to continue to invest capital in technology to improve our global structure and support our long-term growth plans. The Company’s investments in capital for the full fiscal year 2018 are planned between $85 million and $95 million. During fiscal 2018, we also expect that working capital will grow in Europe and Asia, while contracting in the Americas.
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
Other
The Company operates on a 52/53-week fiscal year calendar, which ends on the Saturday nearest to January 31 of each year. The three and six months ended July 29, 2017 had the same number of days as the three and six months ended July 30, 2016.

Executive Summary
Overview
Net earnings attributable to Guess?, Inc. decreased 52.8% to $15.2 million, or diluted earnings of $0.18 per common share, for the quarter ended July 29, 2017, from net earnings attributable to Guess?, Inc. of $32.3 million, or diluted earnings of $0.38 per common share, for the quarter ended July 30, 2016.
During the quarter ended July 29, 2017, the Company recognized asset impairment charges of $1.2 million (or $0.8 million after considering the related tax benefit of $0.4 million), or an unfavorable $0.01 per share impact. Excluding the impact of the asset impairment charges and the related tax impact, adjusted net earnings attributable to Guess?, Inc. were $16.1 million and adjusted diluted earnings were $0.19 per common share for the quarter ended July 29, 2017. During the quarter ended July 30, 2016, the Company recognized a gain related to the sale of a minority interest investment of approximately $22.3 million, partially offset by asset impairment charges of $0.5 million (or a combined $20.0 million after considering the net $1.8 million related tax expense resulting from the sale of the minority interest investment and asset impairment charges), or a favorable $0.23 per share impact. Excluding the impact of these items, adjusted net earnings attributable to Guess?, Inc. were $12.3 million and adjusted diluted earnings were $0.15 per common share for the quarter ended July 30, 2016. References to financial results excluding the impact of these items are non-GAAP measures and are addressed below under “Non-GAAP Measures.”
Highlights of the Company’s performance for the quarter ended July 29, 2017 compared to the same prior-year period are presented below, followed by a more comprehensive discussion under “Results of Operations”:
Operations

•	Total net revenue increased 5.3% to $573.7 million for the quarter ended July 29, 2017, compared to $545.0 million in the same prior-year period. In constant currency, net revenue increased by 4.9%.

•	Gross margin (gross profit as a percentage of total net revenue) increased 40 basis points to 34.5% for the quarter ended July 29, 2017, compared to 34.1% in the same prior-year period.

•
Selling, general and administrative (“SG&A”) expenses as a percentage of total net revenue (“SG&A rate”) decreased 90 basis points to 30.2% for the quarter ended July 29, 2017, from 31.1% in the same prior-year period. SG&A expenses increased 2.4% to $173.5 million for the quarter ended July 29, 2017, compared to $169.6 million in the same prior-year period.

•	During the quarter ended July 29, 2017, the Company recognized asset impairment charges of $1.2 million, compared to $0.5 million in the same prior-year period.

•
Operating margin increased 120 basis points to 4.1% for the quarter ended July 29, 2017, compared to 2.9% in the same prior-year period. Higher asset impairment charges recorded during the quarter ended July 29, 2017 unfavorably impacted operating margin by 10 basis points compared to the same prior-year period. Earnings from operations increased 49.2% to $23.2 million for the quarter ended July 29, 2017, compared to $15.6 million in the same prior-year period.

•
Other expense, net (including interest income and expense) totaled $0.9 million for the quarter ended July 29, 2017, compared to other income, net of $27.2 million in the same prior-year period. During the quarter ended July 30, 2016, the Company recorded a gain of $22.3 million in other income, net related to the sale of a minority interest investment.

•	The effective income tax rate increased by 410 basis points to 28.9% for the quarter ended July 29, 2017, compared to 24.8% in the same prior-year period.

Key Balance Sheet Accounts

•
The Company had $316.5 million in cash and cash equivalents and $1.3 million in restricted cash as of July 29, 2017, compared to $415.5 million in cash and cash equivalents and $0.5 million in restricted cash at July 30, 2016.

◦	The Company invested $17.8 million to repurchase 1,485,195 of its common shares during the six months ended July 29, 2017. The shares were repurchased during the three months ended April 29, 2017.

•
Accounts receivable, which consists of trade receivables relating primarily to the Company’s wholesale business in Europe and, to a lesser extent, to its wholesale businesses in the Americas and Asia, royalty receivables relating to its licensing operations, credit card and retail concession receivables related to its retail businesses and certain other receivables, increased by $32.3 million, or 16.1%, to $233.6 million as of July 29, 2017, compared to $201.3 million at July 30, 2016. On a constant currency basis, accounts receivable increased by $24.3 million, or 12.1%, when compared to July 30, 2016.

•
Inventory increased by $56.3 million, or 14.8%, to $436.0 million as of July 29, 2017, compared to $379.7 million at July 30, 2016. On a constant currency basis, inventory increased by $43.3 million, or 11.4%, compared to the same prior-year period.

•
During the quarter ended July 29, 2017, the Company entered into capital lease obligations totaling $17.5 million related primarily to equipment used in its new European third party distribution center.

Global Store Count
In the second quarter of fiscal 2018, together with our partners, we opened 30 new stores worldwide, consisting of 14 stores in Europe and the Middle East, 14 stores in Asia, one store in the U.S. and one store in Canada. Together with our partners, we closed 56 stores worldwide, consisting of 23 stores in Asia, 15 stores in Europe and the Middle East, 13 stores in the U.S. and five stores in Canada.
We ended the second quarter of fiscal 2018 with 1,644 stores worldwide, comprised as follows:

Region	Total Stores	Directly Operated Stores	Licensee Stores
United States	320	318	2
Canada	104	104	—
Central and South America	94	51	43
Total Americas	518	473	45
Europe and the Middle East	646	363	283
Asia	480	109	371
Total	1,644	945	699
This store count does not include 432 concessions located primarily in South Korea and Greater China, which have been excluded because of their smaller store size in relation to our standard international store size. Of the total 1,644 stores, 1,120 were full-priced GUESS? retail stores, 388 were GUESS? factory outlet stores, 72 were G by GUESS stores and 64 were MARCIANO stores.

Results of Operations
Three Months Ended July 29, 2017 and July 30, 2016
Consolidated Results
Net Revenue. Net revenue increased by $28.7 million, or 5.3%, to $573.7 million for the quarter ended July 29, 2017, compared to $545.0 million for the quarter ended July 30, 2016. In constant currency, net revenue increased by 4.9% as currency translation fluctuations relating to our foreign operations favorably impacted net revenue by $2.1 million compared to the same prior-year period. The increase was driven primarily by retail expansion in our international markets and, to a lesser extent, from higher European wholesale shipments, partially offset by negative comparable sales in Americas Retail.
Gross Margin. Gross margin increased 40 basis points to 34.5% for the quarter ended July 29, 2017, compared to 34.1% in the same prior-year period, of which 70 basis points was due to a lower occupancy rate, partially offset by 30 basis points due to lower overall product margins. The lower occupancy rate was driven primarily by the favorable impact from mix and, to a lesser extent, overall leveraging of expenses, partially offset by the negative impact on the fixed cost structure resulting from negative comparable sales in Americas Retail. The lower product margins resulted from the cumulative impact of various individual negative drivers that were only partially offset by higher initial mark-ups primarily in Europe.
Gross Profit. Gross profit increased by $12.4 million, or 6.7%, to $198.0 million for the quarter ended July 29, 2017, compared to $185.6 million in the same prior-year period. The increase in gross profit, which included the favorable impact of currency translation, was due primarily to the favorable impact on gross profit from higher revenue. Currency translation fluctuations relating to our foreign operations favorably impacted gross profit by $0.9 million.
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
SG&A Rate. The Company’s SG&A rate decreased 90 basis points to 30.2% for the quarter ended July 29, 2017, from 31.1% in the same prior-year period, due primarily to overall leveraging of expenses.
SG&A Expenses. SG&A expenses increased by $3.9 million, or 2.4%, to $173.5 million for the quarter ended July 29, 2017, compared to $169.6 million in the same prior-year period. The increase, which included the unfavorable impact of currency translation, was driven by higher expenses related primarily to retail expansion in our international markets. Currency translation fluctuations relating to our foreign operations unfavorably impacted SG&A expenses by $0.1 million.
Asset Impairment Charges. During the quarter ended July 29, 2017, the Company recognized asset impairment charges of $1.2 million, compared to $0.5 million in the same prior-year period. The higher asset impairment charges during the quarter ended July 29, 2017 related primarily to the impairment of certain retail locations in North America resulting from under-performance and expected store closures.
Operating Margin. Operating margin increased 120 basis points to 4.1% for the quarter ended July 29, 2017, compared to 2.9% in the same prior-year period. Currency exchange rate fluctuations negatively impacted operating margin by approximately 20 basis points. Higher asset impairment charges recorded during the quarter ended July 29, 2017 unfavorably impacted operating margin by 10 basis points compared to the same prior-year period.

Earnings from Operations.   Earnings from operations increased by $7.7 million, or 49.2%, to $23.2 million for the quarter ended July 29, 2017, compared to $15.6 million in the same prior-year period. Currency translation fluctuations relating to our foreign operations favorably impacted earnings from operations by $0.8 million.
Interest Income (Expense), Net. Interest income, net was $0.7 million for the quarter ended July 29, 2017, compared to interest expense, net of $0.2 million for the quarter ended July 30, 2016 and includes the impact of hedge ineffectiveness of foreign exchange currency contracts designated as cash flow hedges.
Other Income (Expense), Net. Other expense, net was $1.6 million for the quarter ended July 29, 2017, compared to other income, net of $27.4 million in the same prior-year period. Other expense, net in the quarter ended July 29, 2017 consisted primarily of net unrealized and realized mark-to-market revaluation losses on foreign exchange currency contracts, partially offset by net unrealized mark-to-market revaluation gains on foreign currency balances and, to a lesser extent, unrealized gains on non-operating assets. Other income, net in the quarter ended July 30, 2016 consisted primarily of a realized gain of $22.3 million from the sale of a minority interest investment.
Income Tax Expense.  Income tax expense for the quarter ended July 29, 2017 was $6.5 million, or a 28.9% effective tax rate, compared to $10.6 million, or a 24.8% effective tax rate, in the same prior-year period. Generally, income taxes for the interim periods are computed using the tax rate estimated to be applicable for the full fiscal year, adjusted for discrete items, which is subject to ongoing review and evaluation by management. The deterioration in the effective income tax rate during the quarter ended July 29, 2017 compared to the same prior-year period was due primarily to a lower tax rate on the gain from the sale of a minority interest investment during the same prior-year period.
Net Earnings (Loss) Attributable to Noncontrolling Interests. Net earnings attributable to noncontrolling interests were $0.7 million, net of taxes, for the quarter ended July 29, 2017. Net loss attributable to noncontrolling interests was $0.1 million, net of taxes, for the quarter ended July 30, 2016.
Net Earnings Attributable to Guess?, Inc. Net earnings attributable to Guess?, Inc. decreased by $17.1 million, or 52.8%, to $15.2 million for the quarter ended July 29, 2017, from $32.3 million in the same prior-year period. Diluted earnings per share decreased to $0.18 for the quarter ended July 29, 2017, from $0.38 for the quarter ended July 30, 2016. During the quarter ended July 29, 2017, the Company recognized asset impairment charges of $1.2 million (or $0.8 million after considering the related tax benefit of $0.4 million), or an unfavorable $0.01 per share impact. Excluding the impact of the asset impairment charges and the related tax impact, adjusted net earnings attributable to Guess?, Inc. were $16.1 million and adjusted diluted earnings were $0.19 per common share for the quarter ended July 29, 2017. We estimate that the negative impact of currency on diluted earnings per share for the quarter ended July 29, 2017 was approximately $0.05 per share. During the quarter ended July 30, 2016, the Company recognized a gain related to the sale of a minority interest investment of approximately $22.3 million, partially offset by asset impairment charges of $0.5 million (or a combined $20.0 million after considering the net $1.8 million related tax expense resulting from the sale of the minority interest investment and asset impairment charges), or a favorable $0.23 per share impact. Excluding the impact of these items, adjusted net earnings attributable to Guess?, Inc. were $12.3 million and adjusted diluted earnings were $0.15 per common share for the quarter ended July 30, 2016. References to financial results excluding the impact of these items are non-GAAP measures and are addressed below under “Non-GAAP Measures.”

Information by Business Segment
The following table presents our net revenue and earnings (loss) from operations by segment for the three months ended July 29, 2017 and July 30, 2016 (dollars in thousands):

	Three Months Ended
	Jul 29, 2017	July 30, 2016	Change	% Change
Net revenue:
Americas Retail	$201,188	$226,550	$(25,362)	(11.2%)
Europe (1)	255,215	212,416	42,799	20.1
Asia (1)	62,733	53,410	9,323	17.5
Americas Wholesale (1)	32,658	30,632	2,026	6.6
Licensing	21,898	21,951	(53)	(0.2)
Total net revenue	$573,692	$544,959	$28,733	5.3%
Earnings (loss) from operations:
Americas Retail (2)	$(7,160)	$(1,614)	$(5,546)	(343.6%)
Europe (1) (2)	26,188	18,571	7,617	41.0
Asia (1) (2)	1,530	(3,378)	4,908	145.3
Americas Wholesale (1)	4,859	3,633	1,226	33.7
Licensing	19,422	19,733	(311)	(1.6)
	44,839	36,945	7,894	21.4
Corporate Overhead	(21,591)	(21,368)	(223)	1.0
Total earnings from operations	$23,248	$15,577	$7,671	49.2%
Operating margins:
Americas Retail (2)	(3.6%)	(0.7%)
Europe (1) (2)	10.3%	8.7%
Asia (1) (2)	2.4%	(6.3%)
Americas Wholesale (1)	14.9%	11.9%
Licensing	88.7%	89.9%
Total Company	4.1%	2.9%
__________________________________

(1)
During the first quarter of fiscal 2018, net revenue and related costs and expenses for certain globally serviced customers were reclassified into the segment primarily responsible for the relationship. Accordingly, segment results for Europe, Asia and Americas Wholesale have been adjusted for the three months ended July 30, 2016 to conform to the current year presentation.

(2)
During each of the periods presented, the Company recognized asset impairment charges for certain retail locations resulting from under-performance and expected store closures. During the three months ended July 29, 2017, the Company recorded asset impairment charges related to its Americas Retail and Asia segments of $0.9 million and $0.3 million, respectively. Asset impairment charges related to its Europe segment were minimal during the three months ended July 29, 2017. During the three months ended July 30, 2016, the Company recorded asset impairment charges related to its Americas Retail and Europe segments of $0.4 million and $0.1 million, respectively. Asset impairment charges related to its Asia segment were minimal during the three months ended July 30, 2016.

Americas Retail
Net revenue from our Americas Retail segment decreased by $25.4 million, or 11.2%, to $201.2 million for the quarter ended July 29, 2017, from $226.6 million in the same prior-year period. In constant currency, net revenue decreased by 10.8%, driven primarily by the unfavorable impact from negative comparable sales and, to a lesser extent, store closures. Comparable sales (including e-commerce) decreased 10% in U.S. dollars and constant currency. The inclusion of our e-commerce sales increased the comparable sales percentage by 1% in U.S. dollars and constant currency. The store base for the U.S. and Canada decreased by an average of 21 net stores during the quarter ended July 29, 2017 compared to the same prior-year period, resulting in a 4.2% net decrease in average square footage. Currency translation fluctuations relating to our non-U.S. retail stores and e-commerce sites unfavorably impacted net revenue by $0.8 million.

Operating margin decreased 290 basis points to negative 3.6% for the quarter ended July 29, 2017, from negative 0.7% in the same prior-year period. Higher asset impairment charges recorded during the quarter ended July 29, 2017 negatively impacted the operating margin for the Company’s Americas Retail segment by 30 basis points compared to the same prior-year period. Excluding the impact of the asset impairment charges, operating margin for the Company’s Americas Retail segment decreased by 260 basis points compared to the same prior-year quarter, due to lower gross margins driven primarily by the negative impact on the fixed cost structure resulting from negative comparable sales.
Loss from operations from our Americas Retail segment deteriorated by $5.5 million, or 343.6%, to $7.2 million for the quarter ended July 29, 2017, from $1.6 million in the same prior-year period. The deterioration reflects the unfavorable impact on earnings from negative comparable sales.
As of July 29, 2017, we directly operated 422 stores in the U.S. and Canada, of which 318 stores were in the U.S. and 104 stores were in Canada. As of July 29, 2017, the total 422 directly operated stores were comprised of 187 GUESS? factory outlet stores, 134 full-priced GUESS? retail stores, 71 G by GUESS stores and 30 MARCIANO stores. As of July 30, 2016, we directly operated 450 stores in the U.S. and Canada, of which 341 stores were in the U.S. and 109 stores were in Canada.
Europe
Net revenue from our Europe segment increased by $42.8 million, or 20.1%, to $255.2 million for the quarter ended July 29, 2017, compared to $212.4 million in the same prior-year period. In constant currency, net revenue increased by 18.8%, driven primarily by the favorable impact from retail expansion and, to a lesser extent, higher shipments in our European wholesale business and positive comparable sales. As of July 29, 2017, we directly operated 363 stores in Europe compared to 295 stores at July 30, 2016, excluding concessions, which represents a 23.1% increase over the prior-year second quarter end. Comparable sales (including e-commerce) increased 5% in U.S. dollars and constant currency compared to the same prior-year period. The inclusion of our e-commerce sales increased the comparable sales percentage by 4% in U.S. dollars and constant currency. Currency translation fluctuations relating to our European operations favorably impacted net revenue by $2.8 million.
Operating margin increased 160 basis points to 10.3% for the quarter ended July 29, 2017, compared to 8.7% in the same prior-year period. Excluding the impact of the asset impairment charges, operating margin for the Company’s Europe segment improved by 150 basis points compared to the same prior-year quarter, due to higher gross margins and, to a lesser extent, a lower SG&A rate. The higher gross margins were driven primarily by higher initial mark-ups. The lower SG&A rate was driven primarily by the favorable impact on the fixed cost structure resulting from overall leveraging of expenses.
Earnings from operations from our Europe segment increased by $7.6 million, or 41.0%, to $26.2 million for the quarter ended July 29, 2017, compared to $18.6 million in the same prior-year period, driven primarily by the favorable impact on earnings from higher revenue, partially offset by higher occupancy costs due to retail expansion. Currency translation fluctuations relating to our European operations favorably impacted earnings from operations by $0.7 million.
Asia
Net revenue from our Asia segment increased by $9.3 million, or 17.5%, to $62.7 million for the quarter ended July 29, 2017, compared to $53.4 million in the same prior-year period. In constant currency, net revenue increased by 17.1%, driven primarily by retail expansion and, to a lesser extent, from an increase in comparable sales (including e-commerce) of 7% in U.S. dollars and 6% in constant currency. The inclusion of our e-commerce sales increased the comparable sales percentage by 3% in U.S. dollars and constant currency. As of July 29, 2017, we and our partners operated 480 stores and 374 concessions in Asia, compared to 495 stores and 416 concessions at July 30, 2016. Currency translation fluctuations relating to our Asian operations favorably impacted net revenue by $0.2 million.
Operating margin increased 870 basis points to 2.4% for the quarter ended July 29, 2017, compared to negative 6.3% in the same prior-year period. Higher asset impairment charges recorded during the quarter ended July 29, 2017 negatively impacted the operating margin for the Company’s Asia segment by 50 basis points compared to the same prior-year period. Excluding the impact of the asset impairment charges, operating margin for the Company’s Asia segment improved by 920 basis points compared to the same prior-year quarter, due to higher gross margins and, to a lesser extent, a lower SG&A rate driven primarily by overall leveraging of expenses.
Earnings from operations from our Asia segment improved by $4.9 million, or 145.3%, to $1.5 million for the quarter ended July 29, 2017, compared to loss from operations of $3.4 million in the same prior-year period, driven primarily by the favorable impact on earnings from higher revenue. Currency translation fluctuations relating to our Asian operations favorably impacted earnings from operations by $0.1 million.
Americas Wholesale
Net revenue from our Americas Wholesale segment increased by $2.0 million, or 6.6%, to $32.7 million for the quarter ended July 29, 2017, compared to $30.6 million in the same prior-year period. In constant currency, net revenue increased by 6.8%, driven primarily by higher shipments in our U.S. and Mexico wholesale businesses which benefited from a shift in orders during the quarter ended July 29, 2017. Currency translation fluctuations relating to our non-U.S. wholesale businesses unfavorably impacted net revenue by $0.1 million.
Operating margin increased 300 basis points to 14.9% for the quarter ended July 29, 2017, compared to 11.9% in the same prior-year period, due to a lower SG&A rate driven primarily by overall leveraging of expenses and, to a lesser extent, higher gross margins.
Earnings from operations from our Americas Wholesale segment increased by $1.2 million, or 33.7%, to $4.9 million for the quarter ended July 29, 2017, compared to $3.6 million in the same prior-year period, driven primarily by the favorable impact on earnings from higher revenue.
Licensing
Net royalty revenue from our Licensing segment decreased by $0.1 million, or 0.2%, to $21.9 million for the quarter ended July 29, 2017, from $22.0 million in the same prior-year period. The decrease was driven primarily by lower sales in our footwear category, partially offset by higher sales in our handbag category.
Earnings from operations from our Licensing segment decreased by $0.3 million, or 1.6%, to $19.4 million for the quarter ended July 29, 2017, from $19.7 million in the same prior-year period. The decrease was driven primarily by the unfavorable impact to earnings from higher expenses.
Corporate Overhead
Unallocated corporate overhead increased by $0.2 million to $21.6 million for the quarter ended July 29, 2017, compared to $21.4 million in the same prior-year period. The increase was driven primarily by higher professional fees, partially offset by lower performance-based compensation costs.

Six Months Ended July 29, 2017 and July 30, 2016
Consolidated Results
Net Revenue. Net revenue increased by $38.5 million, or 3.9%, to $1.03 billion for the six months ended July 29, 2017, compared to $993.8 million for the six months ended July 30, 2016. In constant currency, net revenue increased by 4.5% as currency translation fluctuations relating to our foreign operations unfavorably impacted net revenue by $6.0 million compared to the same prior-year period. The increase was driven primarily by retail expansion in our international markets and, to a lesser extent, from higher European wholesale shipments, partially offset by negative comparable sales in Americas Retail.
Gross Margin. Gross margin increased 20 basis points to 33.2% for the six months ended July 29, 2017, compared to 33.0% in the same prior-year period, of which 40 basis points was due to a lower occupancy rate, partially offset by 20 basis points due to lower overall product margins. The lower occupancy rate was driven primarily by the favorable impact from mix and, to a lesser extent, overall leveraging of expenses, partially offset by the negative impact on the fixed cost structure resulting from negative comparable sales in Americas Retail. The lower product margins resulted from the cumulative impact of various individual negative drivers that were only partially offset by higher initial mark-ups primarily in Europe.
Gross Profit. Gross profit increased by $14.3 million, or 4.3%, to $342.7 million for the six months ended July 29, 2017, compared to $328.4 million in the same prior-year period. The increase in gross profit, which included the unfavorable impact of currency translation, was due primarily to the favorable impact on gross profit from higher revenue. Currency translation fluctuations relating to our foreign operations unfavorably impacted gross profit by $2.2 million.
SG&A Rate. The Company’s SG&A rate decreased 70 basis points to 33.0% for the six months ended July 29, 2017, from 33.7% in the same prior-year period, due primarily to overall leveraging of expenses.
SG&A Expenses. SG&A expenses increased by $5.8 million, or 1.8%, to $340.9 million for the six months ended July 29, 2017, compared to $335.1 million in the same prior-year period. The increase, which included the favorable impact of currency translation, was driven by higher expenses related primarily to retail expansion in our international markets. Currency translation fluctuations relating to our foreign operations favorably impacted SG&A expenses by $3.0 million.
Asset Impairment Charges. During the six months ended July 29, 2017, the Company recognized asset impairment charges of $4.0 million, compared to $0.7 million in the same prior-year period. The higher asset impairment charges during the six months ended July 29, 2017 related primarily to the impairment of certain retail locations in North America resulting from under-performance and expected store closures. Currency translation fluctuations relating to our foreign operations favorably impacted asset impairment charges by $0.1 million.
Restructuring Charges. There were no restructuring charges incurred during the six months ended July 29, 2017. During the six months ended July 30, 2016, the Company incurred restructuring charges of $6.1 million.
Operating Margin. Operating margin increased 110 basis points to negative 0.2% for the six months ended July 29, 2017, compared to negative 1.3% in the same prior-year period. Higher asset impairment charges recorded during the six months ended July 29, 2017 unfavorably impacted operating margin by 40 basis points compared to the same prior-year period. Restructuring charges incurred during the prior year negatively impacted operating margin by 60 basis points during the six months ended July 30, 2016. Excluding the impact of these items, operating margin increased by 90 basis points compared to the same prior-year period. Currency exchange rate fluctuations negatively impacted operating margin by approximately 20 basis points.
Loss from Operations.   Loss from operations improved by $11.1 million, or 83.1%, to $2.3 million for the six months ended July 29, 2017, compared to $13.4 million in the same prior-year period. Currency translation fluctuations relating to our foreign operations favorably impacted loss from operations by $0.8 million.
Interest Income (Expense), Net. Interest income, net was $1.2 million for the six months ended July 29, 2017, compared to interest expense, net of $0.1 million for the six months ended July 30, 2016 and includes the impact of hedge ineffectiveness of foreign exchange currency contracts designated as cash flow hedges.
Other Income, Net. Other income, net was $0.8 million for the six months ended July 29, 2017, compared to $26.3 million in the same prior-year period. Other income, net in the six months ended July 29, 2017 consisted primarily of unrealized gains on non-operating assets and, to a lesser extent, net unrealized mark-to-market revaluation gains on foreign currency balances, partially offset by net unrealized and realized mark-to-market revaluation losses on foreign exchange currency contracts. Other income, net in the six months ended July 30, 2016 consisted primarily of a realized gain of $22.3 million from the sale of a minority interest investment.
Income Tax Expense.  Income tax expense for the six months ended July 29, 2017 was $5.1 million, or a negative 1,706.1% effective tax rate, compared to $5.8 million, or a 45.3% effective tax rate, in the same prior-year period. Generally, income taxes for the interim periods are computed using the tax rate estimated to be applicable for the full fiscal year, adjusted for discrete items, which is subject to ongoing review and evaluation by management. The deterioration in the effective income tax rate during the six months ended July 29, 2017 compared to the same prior-year period was due primarily to more losses incurred in certain foreign jurisdictions where the Company has valuation allowances, a shift in the distribution of earnings among the Company’s tax jurisdictions within the quarters of the current fiscal year and a lower tax rate on the gain from the sale of a minority interest investment during the same prior-year period. During the six months ended July 29, 2017, the Company adopted authoritative guidance which requires all income tax effects of stock awards (resulting from an increase or decrease in the fair value of an award from grant date to the vesting date) to be recognized in the income statement when the awards vest or are settled. This is a change from previous guidance that required such activity to be recorded in paid-in capital within stockholders’ equity. As a result, the Company recorded tax shortfalls of approximately $0.7 million as an increase to the Company’s income tax expense during the six months ended July 29, 2017.
Net Earnings (Loss) Attributable to Noncontrolling Interests. Net earnings attributable to noncontrolling interests were $0.7 million, net of taxes, for the six months ended July 29, 2017. Net loss attributable to noncontrolling interests was $0.1 million, net of taxes, for the six months ended July 30, 2016.
Net Earnings (Loss) Attributable to Guess?, Inc. Net loss attributable to Guess?, Inc. was $6.1 million for the six months ended July 29, 2017, compared to net earnings attributable to Guess?, Inc. of $7.1 million in the same prior-year period. Diluted loss per share was $0.08 for the six months ended July 29, 2017, compared to diluted earnings per share of $0.08 for the six months ended July 30, 2016. During the six months ended July 29, 2017, the Company recognized asset impairment charges of $4.0 million (or $2.8 million after considering the related tax benefit of $1.2 million), or an unfavorable $0.04 per share impact. Excluding the impact of the asset impairment charges and the related tax impact, adjusted net loss attributable to Guess?, Inc. was $3.3 million and adjusted diluted loss was $0.04 per common share for the six months ended July 29, 2017. We estimate that the negative impact of currency on diluted loss per share for the six months ended July 29, 2017 was approximately $0.02 per share. During the six months ended July 30, 2016, the Company recognized a gain related to the sale of a minority interest investment of approximately $22.3 million, partially offset by restructuring charges of $6.1 million, a restructuring related estimated exit tax charge of $1.9 million and asset impairment charges of $0.7 million (or a combined $14.0 million after considering the net $0.4 million related tax benefit resulting from the restructuring charges, asset impairment charges and sale of the minority interest investment), or a favorable $0.17 per share impact. Excluding the impact of these items, adjusted net loss attributable to Guess?, Inc. was $7.0 million and adjusted diluted loss was $0.09 per common share for the six months ended July 30, 2016. References to financial results excluding the impact of these items are non-GAAP measures and are addressed below under “Non-GAAP Measures.”

Information by Business Segment
The following table presents our net revenue and earnings (loss) from operations by segment for the six months ended July 29, 2017 and July 30, 2016 (dollars in thousands):

	Six Months Ended
	Jul 29, 2017	Jul 30, 2016	Change	% Change
Net revenue:
Americas Retail	$374,882	$430,711	$(55,829)	(13.0%)
Europe (1)	420,603	346,558	74,045	21.4
Asia (1)	126,114	107,638	18,476	17.2
Americas Wholesale (1)	68,515	64,569	3,946	6.1
Licensing	42,159	44,298	(2,139)	(4.8)
Total net revenue	$1,032,273	$993,774	$38,499	3.9%
Earnings (loss) from operations:
Americas Retail (2)	$(33,926)	$(14,215)	$(19,711)	(138.7%)
Europe (1) (2)	23,093	4,016	19,077	475.0
Asia (1) (2)	692	(3,927)	4,619	117.6
Americas Wholesale (1)	11,504	9,594	1,910	19.9
Licensing	36,753	40,148	(3,395)	(8.5)
	38,116	35,616	2,500	7.0
Corporate Overhead	(40,387)	(42,934)	2,547	(5.9)
Restructuring Charges	—	(6,083)	6,083
Total loss from operations	$(2,271)	$(13,401)	$11,130	83.1%
Operating margins:
Americas Retail (2)	(9.0%)	(3.3%)
Europe (1) (2)	5.5%	1.2%
Asia (1) (2)	0.5%	(3.6%)
Americas Wholesale (1)	16.8%	14.9%
Licensing	87.2%	90.6%
Total Company	(0.2%)	(1.3%)
__________________________________

(1)
During the first quarter of fiscal 2018, net revenue and related costs and expenses for certain globally serviced customers were reclassified into the segment primarily responsible for the relationship. Accordingly, segment results for Europe, Asia and Americas Wholesale have been adjusted for the six months ended July 30, 2016 to conform to the current year presentation.

(2)
During each of the periods presented, the Company recognized asset impairment charges for certain retail locations resulting from under-performance and expected store closures. During the six months ended July 29, 2017, the Company recorded asset impairment charges related to its Americas Retail and Asia segments of $3.0 million and $0.9 million, respectively. Asset impairment charges related to its Europe segment were minimal during the six months ended July 29, 2017. During the six months ended July 30, 2016, the Company recorded asset impairment charges related to its Americas Retail, Europe and Asia segments of $0.4 million, $0.2 million and $0.1 million, respectively.

Americas Retail
Net revenue from our Americas Retail segment decreased by $55.8 million, or 13.0%, to $374.9 million for the six months ended July 29, 2017, from $430.7 million in the same prior-year period. In constant currency, net revenue decreased by 12.7%, driven primarily by the unfavorable impact from negative comparable sales and, to a lesser extent, store closures. Comparable sales (including e-commerce) decreased 12% in U.S. dollars and constant currency. The inclusion of our e-commerce sales had a minimal impact on the comparable sales percentage in U.S. dollars and constant currency. The store base for the U.S. and Canada decreased by an average of 15 net stores during the six months ended July 29, 2017 compared to the same prior-year period, resulting in a 2.8% net decrease in average square footage. Currency translation fluctuations relating to our non-U.S. retail stores and e-commerce sites unfavorably impacted net revenue by $1.2 million.

Operating margin decreased 570 basis points to negative 9.0% for the six months ended July 29, 2017, from negative 3.3% in the same prior-year period. Higher asset impairment charges recorded during the six months ended July 29, 2017 negatively impacted the operating margin for the Company’s Americas Retail segment by 70 basis points compared to the same prior-year period. Excluding the impact of the asset impairment charges, operating margin for the Company’s Americas Retail segment decreased by 500 basis points from the same prior-year period. This decrease was due to lower gross margins and, to a lesser extent, a higher SG&A rate driven primarily by the negative impact on the fixed cost structure resulting from negative comparable sales.
Loss from operations from our Americas Retail segment deteriorated by $19.7 million, or 138.7%, to $33.9 million for the six months ended July 29, 2017, from $14.2 million in the same prior-year period. The deterioration reflects the unfavorable impact on earnings from negative comparable sales.
Europe
Net revenue from our Europe segment increased by $74.0 million, or 21.4%, to $420.6 million for the six months ended July 29, 2017, compared to $346.6 million in the same prior-year period. In constant currency, net revenue increased by 22.8%, driven primarily by the favorable impact from retail expansion and, to a lesser extent, from higher shipments in our European wholesale business and positive comparable sales. Comparable sales (including e-commerce) increased 5% in U.S. dollars and 7% in constant currency compared to the same prior-year period. The inclusion of our e-commerce sales increased the comparable sales percentage by 4% in U.S. dollars and constant currency. Currency translation fluctuations relating to our European operations unfavorably impacted net revenue by $5.0 million.
Operating margin increased 430 basis points to 5.5% for the six months ended July 29, 2017, compared to 1.2% in the same prior-year period. This improvement was driven primarily by a lower SG&A rate and, to a lesser extent, higher gross margins. The lower SG&A rate was driven primarily by the favorable impact on the fixed cost structure resulting from overall leveraging of expenses. The higher gross margins were driven primarily by higher initial mark-ups.
Earnings from operations from our Europe segment increased by $19.1 million, or 475.0%, to $23.1 million for the six months ended July 29, 2017, compared to $4.0 million in the same prior-year period. The increase was driven primarily by the favorable impact on earnings from higher revenue, partially offset by higher occupancy costs due to retail expansion. Currency translation fluctuations relating to our European operations favorably impacted earnings from operations by $0.8 million.
Asia
Net revenue from our Asia segment increased by $18.5 million, or 17.2%, to $126.1 million for the six months ended July 29, 2017, compared to $107.6 million in the same prior-year period. In constant currency, net revenue increased by 16.3%, driven primarily by retail expansion and, to a lesser extent, from an increase in comparable sales (including e-commerce) of 5% in U.S. dollars and 4% in constant currency compared to the same prior-year period. The inclusion of our e-commerce sales increased the comparable sales percentage by 2% in U.S. dollars and constant currency. Currency translation fluctuations relating to our Asian operations favorably impacted net revenue by $0.9 million.
Operating margin increased 410 basis points to 0.5% for the six months ended July 29, 2017, compared to negative 3.6% in the same prior-year period. Higher asset impairment charges recorded during the six months ended July 29, 2017 negatively impacted the operating margin for the Company’s Asia segment by 80 basis points compared to the same prior-year period. Excluding the impact of the asset impairment charges, operating margin for the Company’s Asia segment improved by 490 basis points compared to the same prior-year period. The improvement in operating margin was driven primarily by higher gross margins and, to a lesser extent, a lower SG&A rate driven primarily by overall leveraging of expenses.
Earnings from operations from our Asia segment were $0.7 million for the six months ended July 29, 2017, compared to loss from operations of $3.9 million in the same prior-year period, driven primarily by the favorable impact on earnings from higher revenue. Currency translation fluctuations relating to our Asian operations favorably impacted earnings from operations by $0.3 million.

Americas Wholesale
Net revenue from our Americas Wholesale segment increased by $3.9 million, or 6.1%, to $68.5 million for the six months ended July 29, 2017, compared to $64.6 million in the same prior-year period. In constant currency, net revenue increased by 7.3%, driven primarily by higher shipments in our U.S. and Mexico wholesale businesses which benefited from a shift in orders during the six months ended July 29, 2017. Currency translation fluctuations relating to our non-U.S. wholesale businesses unfavorably impacted net revenue by $0.8 million.
Operating margin increased 190 basis points to 16.8% for the six months ended July 29, 2017, compared to 14.9% in the same prior-year period, due to higher gross margins.
Earnings from operations from our Americas Wholesale segment increased by $1.9 million, or 19.9%, to $11.5 million for the six months ended July 29, 2017, compared to $9.6 million in the same prior-year period, driven primarily by the favorable impact on earnings from higher revenue. Currency translation fluctuations relating to our non-U.S. wholesale businesses unfavorably impacted earnings from operations by $0.4 million.
Licensing
Net royalty revenue from our Licensing segment decreased by $2.1 million, or 4.8%, to $42.2 million for the six months ended July 29, 2017, from $44.3 million in the same prior-year period. The decrease was driven primarily by lower sales in our footwear category.
Earnings from operations from our Licensing segment decreased by $3.4 million, or 8.5%, to $36.8 million for the six months ended July 29, 2017, from $40.1 million in the same prior-year period. The decrease was driven primarily by the unfavorable impact to earnings from lower revenue and, to a lesser extent, higher expenses.
Corporate Overhead
Unallocated corporate overhead decreased by $2.5 million to $40.4 million for the six months ended July 29, 2017, from $42.9 million in the same prior-year period. The decrease relates primarily to lower current-year performance-based compensation costs.
Non-GAAP Measures
The Company’s reported financial results are presented in accordance with GAAP. The reported net earnings (loss) attributable to Guess?, Inc. and diluted earnings (loss) per share for the three and six months ended July 29, 2017 reflect the impact of asset impairment charges and the related tax effect. The reported net earnings attributable to Guess?, Inc. and diluted earnings per share for the three and six months ended July 30, 2016 reflect the impact of a gain related to the sale of a minority interest investment, restructuring charges, a related estimated exit tax charge, asset impairment charges and the tax effects of these adjustments. These items affect the comparability of the Company’s reported results. The financial results are also presented on a non-GAAP basis, as defined in Section 10(e) of Regulation S-K of the SEC, to exclude the effect of these items. The Company believes that these “non-GAAP” or “adjusted” financial measures are useful for investors to evaluate the comparability of the Company’s operating results and its future outlook when reviewed in conjunction with the Company’s GAAP financial statements. The non-GAAP measures are provided in addition to, and not as alternatives for, the Company’s reported GAAP results.
The adjusted measures for the three and six months ended July 29, 2017 exclude the impact of asset impairment charges of $1.2 million and $4.0 million, respectively, related primarily to the impairment of certain retail locations in North America resulting from under-performance and expected store closures. During the three months ended July 29, 2017, asset impairment charges resulted in a $0.8 million impact (after considering the related tax benefit of $0.4 million), or an unfavorable $0.01 per share impact. Net earnings attributable to Guess?, Inc. were $15.2 million and diluted earnings were $0.18 per common share for the three months ended July 29, 2017. Excluding the impact of the asset impairment charges and the related tax impact, adjusted net earnings attributable to Guess?, Inc. were $16.1 million and adjusted diluted earnings were $0.19 per common share for the three months ended July 29, 2017. During the six months ended July 29, 2017, asset impairment charges resulted in a $2.8 million impact (after considering the related tax benefit of $1.2 million), or an unfavorable $0.04 per share impact. Net loss attributable to Guess?, Inc. was $6.1 million and diluted loss was $0.08 per common share for the six months ended July 29, 2017. Excluding the impact of the asset impairment charges and the related tax impact, adjusted net loss attributable to Guess?, Inc. was $3.3 million and adjusted diluted loss was $0.04 per common share for the six months ended July 29, 2017.
The adjusted measures for the three months ended July 30, 2016 exclude the impact of a gain related to the sale of a minority interest investment of $22.3 million and asset impairment charges of $0.5 million. During the three months ended July 30, 2016, the Company recognized impairment charges related primarily to the impairment of certain retail locations in North America resulting from under-performance and expected store closures. These items resulted in a combined $20.0 million impact (after considering the net $1.8 million related tax expense resulting from the sale of the minority interest investment and asset impairment charges), or a favorable $0.23 per share impact during the three months ended July 30, 2016. Net earnings attributable to Guess?, Inc. were $32.3 million and diluted earnings were $0.38 per share for the three months ended July 30, 2016. Excluding the impact of these items, adjusted net earnings attributable to Guess?, Inc. were $12.3 million and adjusted diluted earnings were $0.15 per common share for the three months ended July 30, 2016.
The adjusted measures for the six months ended July 30, 2016 exclude the impact of a gain related to the sale of a minority interest investment of $22.3 million, restructuring charges of $6.1 million, a restructuring related estimated exit tax charge of $1.9 million and asset impairment charges of $0.7 million. During the first quarter of fiscal 2017, the Company implemented a global cost reduction and restructuring plan to better align its global cost and organizational structure with its current strategic initiatives. This plan included the consolidation and streamlining of the Company’s business processes and a reduction in its global workforce and other expenses. During the six months ended July 30, 2016, the Company also recognized impairment charges related primarily to the impairment of certain retail locations in North America resulting from under-performance and expected store closures. These items resulted in a combined $14.0 million impact (after considering the net $0.4 million tax benefit resulting from the restructuring charges, asset impairment charges and sale of the minority interest investment), or a favorable $0.17 per share impact during the six months ended July 30, 2016. Net earnings attributable to Guess?, Inc. were $7.1 million and diluted earnings were $0.08 per common share for the six months ended July 30, 2016. Excluding the impact of these items, adjusted net loss attributable to Guess?, Inc. was $7.0 million and adjusted diluted loss was $0.09 per common share for the six months ended July 30, 2016.
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

Liquidity and Capital Resources
We need liquidity globally primarily to fund our working capital, occupancy costs, the expansion, remodeling and rationalization of our retail stores, shop-in-shop programs, concessions, systems, infrastructure, other existing operations, international growth, and potential acquisitions and investments. In addition, in the U.S. we need liquidity to fund share repurchases and payment of dividends to our stockholders. Generally, our working capital needs are highest during the late summer and fall as our inventories increase before the holiday selling period. During the six months ended July 29, 2017, the Company relied primarily on trade credit, available cash, real estate and other operating leases, capital leases, proceeds from short-term lines of credit and internally generated funds to finance our operations, payment of dividends, share repurchases and expansion. The Company anticipates that we will be able to satisfy our ongoing cash requirements during the next twelve months for working capital, capital expenditures, payments on our debt, capital leases and operating leases as well as lease termination payments, potential acquisitions and investments, share repurchases and dividend payments to stockholders, primarily with cash flow from operations and existing cash balances supplemented by borrowings under our existing Credit Facility in the U.S. and Canada as well as bank facilities in Europe, as described below under “—Borrowings and Capital Lease Obligations.”
As of July 29, 2017, the Company had cash and cash equivalents of $316.5 million, of which approximately $48.7 million was held in the U.S. As of July 29, 2017, we have not provided for U.S. federal and state income taxes on the undistributed earnings of our foreign subsidiaries, since such earnings are considered indefinitely reinvested outside the U.S. If in the future we decide to repatriate such earnings, we would incur incremental U.S. federal and state income taxes, reduced by allowable foreign tax credits. However, our intent is to keep these funds indefinitely reinvested outside of the U.S. and our current plans do not indicate a need to repatriate them to fund our U.S. cash requirements. Due to the complexities associated with the hypothetical calculation, including the availability of foreign tax credits, it is not practicable to determine the unrecognized deferred tax liability related to the undistributed earnings.
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
The Company has presented below the cash flow performance comparison of the six months ended July 29, 2017, versus the six months ended July 30, 2016. As a result of the adoption of new authoritative guidance during the first quarter of fiscal 2018, which impacted the classification of certain cash receipts and cash payments in the statement of cash flows, the amounts related to cash flows from operating and financing activities as well as the effect of exchange rates on cash, cash equivalents and restricted cash have been updated for the six months ended July 30, 2016 to conform to the current period presentation. Refer to Note 1 to the Condensed Consolidated Financial Statements for further description of these changes.

Operating Activities
Net cash used in operating activities was $9.7 million for the six months ended July 29, 2017, compared to $17.4 million for the six months ended July 30, 2016, or an improvement of $7.7 million. The improvement was driven primarily by higher cash flows generated from net earnings for the six months ended July 29, 2017 compared to the same prior-year period.
Investing Activities
Net cash used in investing activities was $39.5 million for the six months ended July 29, 2017, compared to $0.8 million for the six months ended July 30, 2016. Net cash used in investing activities related primarily to capital expenditures incurred on retail expansion, investments in technology infrastructure and existing store remodeling programs. In addition, purchases of other assets and investments, the cost of any business acquisitions, settlement of forward exchange currency contracts and proceeds from disposition of long-term assets are also included in cash flows used in investing activities.
The increase in cash used in investing activities was driven primarily by prior-year proceeds from the sale of long-term assets. During the six months ended July 29, 2017, the Company opened 49 directly operated stores compared to 52 directly operated stores that were opened in the comparable prior-year period.
Financing Activities
Net cash used in financing activities was $55.1 million for the six months ended July 29, 2017, compared to $23.4 million for the six months ended July 30, 2016. Net cash used in financing activities related primarily to the payment of dividends and repurchases of shares of the Company’s common stock during the six months ended July 29, 2017. In addition, payments related to borrowings, capital lease obligations, issuance of common stock under our equity plan and debt issuance costs, purchase of redeemable noncontrolling interest and proceeds from borrowings and capital contributions from noncontrolling interests are also included in cash flows used in financing activities.
The increase in cash used in financing activities was driven primarily by prior-year proceeds from the Company’s ten-year $21.5 million real estate secured loan entered into during the six months ended July 30, 2016 and repurchases of shares of the Company’s common stock during the six months ended July 29, 2017.
Effect of Exchange Rates on Cash, Cash Equivalents and Restricted Cash
During the six months ended July 29, 2017, changes in foreign currency translation rates increased our reported cash, cash equivalents and restricted cash balance by $24.4 million. This compares to an increase of $11.7 million in cash, cash equivalents and restricted cash driven by changes in foreign currency translation rates during the six months ended July 30, 2016.
Working Capital
As of July 29, 2017, the Company had net working capital (including cash and cash equivalents) of $670.8 million, compared to $698.6 million at January 28, 2017 and $713.9 million at July 30, 2016. The Company’s primary working capital needs are for accounts receivable and inventory. Accounts receivable increased by $32.3 million, or 16.1%, to $233.6 million as of July 29, 2017, compared to $201.3 million at July 30, 2016. The accounts receivable balance consists of trade receivables relating primarily to the Company’s wholesale business in Europe and, to a lesser extent, to its wholesale businesses in the Americas and Asia, royalty receivables relating to its licensing operations, credit card and retail concession receivables related to its retail businesses and certain other receivables. On a constant currency basis, accounts receivable increased by $24.3 million, or 12.1%, when compared to July 30, 2016. The increase was driven primarily by higher European wholesale shipments during the six months ended July 29, 2017 compared to the same prior-year period. As of July 29, 2017, approximately 57% of our total net trade receivables and 72% of our European net trade receivables were subject to credit insurance coverage, certain bank guarantees or letters of credit for collection purposes. Our credit insurance coverage contains certain terms and conditions specifying deductibles and annual claim limits. Inventory increased by $56.3 million, or 14.8%, to $436.0 million as of July 29, 2017, compared to $379.7 million at July 30, 2016.

On a constant currency basis, inventory increased by $43.3 million, or 11.4%, when compared to July 30, 2016, driven primarily by retail expansion in our international markets.
Dividends
During the first quarter of fiscal 2008, the Company announced the initiation of a quarterly cash dividend of $0.06 per share of the Company’s common stock. Since that time, the Company has continued to pay a quarterly cash dividend, which has subsequently increased to $0.225 per common share.
On August 23, 2017, the Company announced a regular quarterly cash dividend of $0.225 per share on the Company’s common stock. The cash dividend will be paid on September 22, 2017 to shareholders of record as of the close of business on September 6, 2017.
The payment of cash dividends in the future will be at the discretion of our Board of Directors and will be based upon a number of business, legal and other considerations, including our cash flow from operations, capital expenditures, debt service and covenant requirements, cash paid for income taxes, earnings, share repurchases, economic conditions and U.S. and global liquidity.
Share Repurchases
On June 26, 2012, the Company’s Board of Directors authorized a program to repurchase, from time-to-time and as market and business conditions warrant, up to $500 million of the Company’s common stock. Repurchases under the program may be made on the open market or in privately negotiated transactions, pursuant to Rule 10b5-1 trading plans or other available means. There is no minimum or maximum number of shares to be repurchased under the program, which may be discontinued at any time, without prior notice. During the six months ended July 29, 2017, the Company repurchased 1,485,195 shares under the program at an aggregate cost of $17.8 million. The shares were repurchased during the three months ended April 29, 2017. There were no share repurchases during the three and six months ended July 30, 2016. As of July 29, 2017, the Company had remaining authority under the program to purchase $430.5 million of its common stock.
Capital Expenditures
Gross capital expenditures totaled $39.6 million, before deducting lease incentives of $4.1 million, for the six months ended July 29, 2017. The Company also acquired assets under capital leases totaling $17.5 million during the six months ended July 29, 2017. For the six months ended July 30, 2016, gross capital expenditures totaled $44.2 million, before deducting lease incentives of $3.3 million.
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
Borrowings and Capital Lease Obligations
Credit Facilities
On June 23, 2015, the Company entered into a five-year senior secured asset-based revolving credit facility with Bank of America, N.A. and the other lenders party thereto (the “Credit Facility”). The Credit Facility provides for a borrowing capacity in an amount up to $150 million, including a Canadian sub-facility up to $50 million, subject to a borrowing base. Based on applicable accounts receivable, inventory, eligible cash balances and relevant covenant restrictions as of July 29, 2017, the Company could have borrowed up to $112 million under the Credit Facility. The Credit Facility has an option to expand the borrowing capacity by up to $150 million subject to certain terms and conditions, including the willingness of existing or new lenders to assume such increased amount. The Credit Facility is available for direct borrowings and the issuance of letters of credit, subject to certain letters of credit sublimits, and may be used for working capital and other general corporate purposes.
All obligations under the Credit Facility are unconditionally guaranteed by the Company and the Company’s existing and future domestic and Canadian subsidiaries, subject to certain exceptions, and are secured by a first priority lien on substantially all of the assets of the Company and such domestic and Canadian subsidiaries, as applicable.
Direct borrowings under the Credit Facility made by the Company and its domestic subsidiaries shall bear interest at the U.S. base rate plus an applicable margin (varying from 0.25% to 0.75%) or at LIBOR plus an applicable margin (varying from 1.25% to 1.75%). The U.S. base rate is based on the greater of (i) the U.S. prime rate, (ii) the federal funds rate, plus 0.5%, and (iii) LIBOR for a 30 day interest period, plus 1.0%. Direct borrowings under the Credit Facility made by the Company’s Canadian subsidiaries shall bear interest at the Canadian prime rate plus an applicable margin (varying from 0.25% to 0.75%) or at the Canadian BA rate plus an applicable margin (varying from 1.25% to 1.75%). The Canadian prime rate is based on the greater of (i) the Canadian prime rate, (ii) the Bank of Canada overnight rate, plus 0.5%, and (iii) the Canadian BA rate for a one month interest period, plus 1.0%. The applicable margins are calculated quarterly and vary based on the average daily availability of the aggregate borrowing base. The Company is also obligated to pay certain commitment, letter of credit and other fees customary for a credit facility of this size and type. As of July 29, 2017, the Company had $1.0 million in outstanding standby letters of credit, no outstanding documentary letters of credit and no outstanding borrowings under the Credit Facility.
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
The Company, through its European subsidiaries, maintains short-term uncommitted borrowing agreements, primarily for working capital purposes, with various banks in Europe. The majority of the borrowings under these agreements are secured by specific accounts receivable balances. Based on the applicable accounts receivable balances as of July 29, 2017, the Company could have borrowed up to $76.3 million under these agreements. As of July 29, 2017, the Company had no outstanding borrowings or outstanding documentary letters of credit under these agreements. The agreements are denominated primarily in euros and provide for annual interest rates ranging from 0.5% to 5.0%. The maturities of any short-term borrowings under these arrangements are generally linked to the credit terms of the underlying accounts receivable that secure the borrowings. With the exception of one facility for up to $41.1 million that has a minimum net equity requirement, there are no other financial ratio covenants.
Mortgage Debt
On February 16, 2016, the Company entered into a ten-year $21.5 million real estate secured loan (the “Mortgage Debt”). The Mortgage Debt is secured by the Company’s U.S. distribution center based in Louisville, Kentucky and provides for monthly principal and interest payments based on a 25-year amortization schedule, with the remaining principal balance and any accrued and unpaid interest due at maturity. Outstanding principal balances under the Mortgage Debt bear interest at the one-month LIBOR rate plus 1.5%. As of July 29, 2017, outstanding borrowings under the Mortgage Debt, net of debt issuance costs of $0.1 million, were $20.6 million. At January 28, 2017, outstanding borrowings under the Mortgage Debt, net of debt issuance costs of $0.1 million, were $20.9 million.

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
On February 16, 2016, the Company also entered into a separate interest rate swap agreement, designated as a cash flow hedge, that resulted in a swap fixed rate of approximately 3.06%. This interest rate swap agreement matures in January 2026 and converts the nature of the Mortgage Debt from LIBOR floating-rate debt to fixed-rate debt. The fair value of the interest rate swap asset as of July 29, 2017 and January 28, 2017 was approximately $0.6 million and $0.9 million, respectively.
Capital Lease Obligations
During the second quarter of fiscal 2018, the Company began the relocation of its European distribution center to the Netherlands. As a result, the Company entered into a capital lease for equipment used in the new facility. The capital lease provides for monthly minimum lease payments through May 2027 and has an effective interest rate of approximately 6%. As of July 29, 2017, the capital lease obligation was $15.9 million.
During the second quarter of fiscal 2018, the Company also entered into a capital lease related primarily to computer hardware and software. As of July 29, 2017, this capital lease obligation was $1.5 million.
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
As a non-qualified pension plan, no dedicated funding of the SERP is required; however, the Company has made periodic payments into insurance policies held in a rabbi trust to fund the expected obligations arising under the non-qualified SERP. The amount of any future payments into the insurance policies, if any, may vary depending on investment performance of the trust. The cash surrender values of the insurance policies were $61.6 million and $58.6 million as of July 29, 2017 and January 28, 2017, respectively, and were included in other assets in the Company’s condensed consolidated balance sheets. As a result of changes in the value of the insurance policy investments, the Company recorded unrealized gains of $1.9 million and $3.8 million in other income during the three and six months ended July 29, 2017, respectively, and unrealized gains of $1.9 million and $5.1 million in other income during the three and six months ended July 30, 2016, respectively. The projected benefit obligation was $53.6 million and $53.5 million as of July 29, 2017 and January 28, 2017, respectively, and was included in accrued expenses and other long-term liabilities in the Company’s condensed consolidated balance sheets depending on the expected timing of payments. SERP benefit payments of $0.4 million and $0.8 million were made during the three and six months ended July 29, 2017, respectively. SERP benefit payments of $0.4 million and $0.8 million were made during the three and six months ended July 30, 2016, respectively.
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
U.S. and Canada Backlog. Our U.S. and Canadian wholesale backlog as of August 28, 2017, consisting primarily of orders for fashion apparel, was $39.6 million in constant currency, compared to $46.1 million at August 29, 2016, a decrease of 14.0%.
Europe Backlog. As of August 27, 2017, the European wholesale backlog was €216.4 million, compared to €178.9 million at August 29, 2016, an increase of 21.0%. The backlog as of August 27, 2017 is comprised of sales orders for the Fall/Winter 2017 and Spring/Summer 2018 seasons.
Application of Critical Accounting Policies
Our critical accounting policies reflecting our estimates and judgments are described in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the year ended January 28, 2017 filed with the SEC on March 27, 2017. There have been no significant changes to our critical accounting policies during the six months ended July 29, 2017.
Recently Issued Accounting Guidance
In May 2014, the Financial Accounting Standards Board (“FASB”) issued a comprehensive new revenue recognition standard which will supersede previous existing revenue recognition guidance. The standard is intended to clarify the principles of recognizing revenue and create common revenue recognition guidance between GAAP and International Financial Reporting Standards. The standard also requires expanded disclosures surrounding revenue recognition. During fiscal 2017, the FASB issued additional clarification guidance on the new revenue recognition standard which also included certain scope improvements and practical expedients. The standard (including clarification guidance issued) is effective for fiscal periods beginning after December 15, 2017, which will be the Company’s first quarter of fiscal 2019, and allows for either full retrospective or modified retrospective adoption, with early adoption permitted. The Company plans to adopt this guidance using the modified retrospective method beginning in the first quarter of fiscal 2019. The Company’s assessment efforts to date have included reviewing current revenue processes, arrangements and accounting policies to identify potential differences that could arise from the application of this standard on its consolidated financial statements and related disclosures. Based on its current review, the more significant changes that the Company has identified relate to the classification and timing of when revenue is recognized from its licensing business, loyalty programs and gift card breakage. The Company also expects a change in the timing of revenue recognized when merchandise is shipped directly to a customer, as it is expected to be based on when control is transferred to the customer upon shipment, rather than at the time the risk of loss is transferred. The Company is continuing to evaluate the financial impact of the adoption of this standard on its consolidated financial statements and related disclosures.

In January 2016, the FASB issued authoritative guidance which requires equity investments not accounted for under the equity method of accounting or consolidation accounting to be measured at fair value, with subsequent changes in fair value recognized in net income. This guidance also addresses other recognition, measurement, presentation and disclosure requirements for financial instruments. This guidance is effective for fiscal years beginning after December 15, 2017, which will be the Company’s first quarter of fiscal 2019, and requires a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements or related disclosures unless the Company acquires new equity investments.
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
In August 2017, the FASB issued authoritative guidance to better align the results of hedge accounting with an entity’s risk management activities. This guidance updates the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results in the financial statements. This guidance is effective for fiscal years beginning after December 15, 2018, which will be the Company’s first quarter of fiscal 2020, and requires a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption, with early adoption permitted. The updated presentation and disclosure guidance is required only on a prospective basis. The Company is currently evaluating the impact of the adoption of this standard on its consolidated financial statements and related disclosures.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk.
Exchange Rate Risk
More than half of product sales and licensing revenue recorded for the six months ended July 29, 2017 were denominated in currencies other than the U.S. dollar. The Company’s primary exchange rate risk relates to operations in Europe, Canada, South Korea, China and Mexico. Changes in currencies affect our earnings in various ways. For further discussion on currency-related risk, please refer to our risk factors under “Part I, Item 1A. Risk Factors” contained in the Company’s most recent Annual Report on Form 10-K for the fiscal year ended January 28, 2017.
Various transactions that occur primarily in Europe, Canada, South Korea, China and Mexico are denominated in U.S. dollars, British pounds and Russian roubles and thus are exposed to earnings risk as a result of exchange rate fluctuations when converted to their functional currencies. These types of transactions include U.S. dollar denominated purchases of merchandise and U.S. dollar and British pound denominated intercompany liabilities. In addition, certain operating expenses, tax liabilities and pension-related liabilities are denominated in Swiss francs and are exposed to earnings risk as a result of exchange rate fluctuations when converted to the functional currency. The Company is also subject to certain translation and economic exposures related to its net investment in certain of its international subsidiaries. The Company enters into derivative financial instruments to offset some but not all of its exchange risk. In addition, some of the derivative contracts in place will create volatility during the fiscal year as they are marked-to-market according to the accounting rules and may result in revaluation gains or losses in different periods from when the currency impact on the underlying transactions are realized.

Foreign Exchange Currency Contracts Designated as Cash Flow Hedges
During the six months ended July 29, 2017, the Company purchased U.S. dollar forward contracts in Europe and Canada totaling US$82.0 million and US$12.3 million, respectively, that were designated as cash flow hedges. As of July 29, 2017, the Company had forward contracts outstanding for its European and Canadian operations of US$142.3 million and US$52.0 million, respectively, to hedge forecasted merchandise purchases and intercompany royalties, which are expected to mature over the next 17 months. The Company’s foreign exchange currency contracts are recorded in its condensed consolidated balance sheet at fair value based on quoted market rates. Changes in the fair value of the U.S. dollar forward contracts, designated as cash flow hedges for forecasted merchandise purchases, are recorded as a component of accumulated other comprehensive income (loss) within stockholders’ equity and are recognized in cost of product sales in the period which approximates the time the hedged merchandise inventory is sold. Changes in the fair value of the U.S. dollar forward contracts, designated as cash flow hedges for forecasted intercompany royalties, are recorded as a component of accumulated other comprehensive income (loss) within stockholders’ equity and are recognized in other income and expense in the period in which the royalty expense is incurred.
As of July 29, 2017, accumulated other comprehensive income (loss) related to foreign exchange currency contracts included a net unrealized loss of approximately $9.2 million, net of tax, of which $4.2 million will be recognized in cost of product sales or other expense over the following 12 months, at the then current values on a pre-tax basis, which can be different than the current quarter-end values. As of July 29, 2017, the net unrealized loss of the remaining open forward contracts recorded in the Company’s condensed consolidated balance sheet was approximately $9.6 million.
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
Derivatives Not Designated as Hedging Instruments
The Company also has foreign exchange currency contracts that are not designated as hedging instruments for accounting purposes. Changes in fair value of foreign exchange currency contracts not designated as hedging instruments are reported in net earnings (loss) as part of other income and expense. For the six months ended July 29, 2017, the Company recorded a net loss of $7.3 million for its euro and Canadian dollar foreign exchange currency contracts not designated as hedges, which has been included in other expense. As of July 29, 2017, the Company had euro foreign exchange currency contracts to purchase US$69.7 million expected to mature over the next 11 months and Canadian dollar foreign exchange currency contracts to purchase US$11.3 million expected to mature over the next eight months. As of July 29, 2017, the net unrealized loss of these open forward contracts recorded in the Company’s condensed consolidated balance sheet was approximately $4.4 million.
At January 28, 2017, the Company had euro foreign exchange currency contracts to purchase US$81.4 million and Canadian dollar foreign exchange currency contracts to purchase US$13.9 million. At January 28, 2017, the net unrealized gain of these open forward contracts recorded in the Company’s condensed consolidated balance sheet was approximately $3.6 million.
Sensitivity Analysis
As of July 29, 2017, a sensitivity analysis of changes in foreign currencies when measured against the U.S. dollar indicates that, if the U.S. dollar had uniformly weakened by 10% against all of the U.S. dollar denominated foreign exchange derivatives totaling US$275.3 million, the fair value of the instruments would have decreased by $30.6 million. Conversely, if the U.S. dollar uniformly strengthened by 10% against all of the U.S. dollar denominated foreign exchange derivatives, the fair value of these instruments would have increased by $25.0 million. Any resulting changes in the fair value of the hedged instruments may be partially offset by changes in the fair value of certain balance sheet positions (primarily U.S. dollar denominated liabilities in our foreign operations) impacted by the change in the foreign currency rate. The ability to reduce the exposure of currencies on earnings depends on the magnitude of the derivatives compared to the balance sheet positions during each reporting cycle.
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
As of July 29, 2017, accumulated other comprehensive income (loss) related to the interest rate swap agreement included a net unrealized gain of approximately $0.4 million, net of tax, which will be recognized in interest expense after the following 12 months, at the then current values on a pre-tax basis, which can be different than the current quarter-end values. As of July 29, 2017, the net unrealized gain of the interest rate swap recorded in the Company’s condensed consolidated balance sheet was approximately $0.6 million.
At January 28, 2017, the net unrealized gain of the interest rate swap recorded in the Company’s condensed consolidated balance sheet was approximately $0.9 million.
Sensitivity Analysis
As of July 29, 2017, approximately 92% of the Company’s total indebtedness related to a real estate secured term loan and capital lease obligations. The real estate secured term loan is covered by a separate interest rate swap agreement with a swap fixed interest rate of approximately 3.06% that matures in January 2026. The interest rate swap agreement is designated as a cash flow hedge and converts the nature of the Company’s real estate secured term loan from LIBOR floating-rate debt to fixed-rate debt. The capital lease obligations are based on fixed interest rates derived from the respective agreements.
The Company’s remaining indebtedness is at variable rates of interest. Accordingly, changes in interest rates would impact the Company’s results of operations in future periods. A 100 basis point increase in interest rates would have had an insignificant effect on interest expense for the six months ended July 29, 2017.
The fair value of the Company’s debt instruments are based on the amount of future cash flows associated with each instrument discounted using the Company’s incremental borrowing rate. As of July 29, 2017 and January 28, 2017, the carrying value of all financial instruments was not materially different from fair value, as the interest rates on the Company’s debt approximated rates currently available to the Company.

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
There was no change in our internal control over financial reporting during the second quarter of fiscal 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
The Company has received customs tax assessment notices from the Italian Customs Agency regarding its customs tax audit of one of the Company’s European subsidiaries for the period from July 2010 through December 2012. Such assessments totaled €9.8 million ($11.5 million), including potential penalties and interest. The Company strongly disagrees with the positions that the Italian Customs Agency has taken and therefore filed appeals with the Milan First Degree Tax Court (“MFDTC”). In May 2015, the MFDTC issued a judgment in favor of the Company in relation to the first set of appeals (covering the period through September 2010) and canceled the related assessments totaling €1.7 million ($1.9 million). In November 2015, the Italian Customs Agency notified the Company of its intent to appeal this first MFDTC judgment. During fiscal 2017, the Appeals Court ruled in favor of the Company and rejected the appeal by the Italian Customs Agency on the first MFDTC judgment. During fiscal 2017, the MFDTC also issued judgments in favor of the Company in relation to the second through seventh set of appeals (covering the period from October 2010 through December 2012) and canceled the related assessments totaling €8.1 million ($9.6 million). Subsequently, the Italian Customs Agency has appealed the majority of these favorable MFDTC judgments, as well as certain of the Appeals Court judgments. While these MFDTC judgments have been favorable to the Company, there can be no assurances that the Italian Customs Agency will not be successful in its remaining appeals. It also continues to be possible that the Company will receive similar or even larger assessments for periods subsequent to December 2012 or other claims or charges related to the matter in the future. Although the Company believes that it has a strong position and will continue to vigorously defend this matter, it is unable to predict with certainty whether or not these efforts will ultimately be successful or whether the outcome will have a material impact on the Company’s financial position or results of operations.
On June 6, 2017, the European Commission notified the Company that it has initiated proceedings to investigate whether certain of the Company’s practices and agreements concerning the distribution of apparel and accessories within the European Union breach European Union competition rules related to cross-border transactions, internet sales limitations and resale price restrictions. The initiation of the proceedings does not mean that the European Commission has made a definitive conclusion regarding whether the Company breached any rules. We have cooperated and plan to continue to cooperate with the European Commission, including through responses to requests for information and through changes to certain business practices and agreements, as appropriate. If a violation is ultimately found, a broad range of remedies is potentially available to the European Commission, including imposing a fine and/or injunctive relief prohibiting or restricting certain business practices. At this preliminary stage, we are unable to predict the timing or outcome of these proceedings, including the magnitude of a potential fine, if any. However, we do not currently believe that any changes to our business practices or agreements made in connection with this proceeding will have a material impact on our ongoing business operations within the European Union.
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

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
Items (a) and (b) are not applicable.
Item (c).  Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
April 30, 2017 to May 27, 2017
Repurchase program (1)	—	—	—	$430,468,702
Employee transactions (2)	—	—	—
May 28, 2017 to July 1, 2017
Repurchase program (1)	—	—	—	$430,468,702
Employee transactions (2)	560	$12.11	—
July 2, 2017 to July 29, 2017
Repurchase program (1)	—	—	—	$430,468,702
Employee transactions (2)	23,175	$12.48	—
Total
Repurchase program (1)	—	—	—
Employee transactions (2)	23,735	$12.47	—

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

3.2.	Second Amended and Restated Bylaws of the Registrant (incorporated by reference from the Registrant’s Current Report on Form 8-K filed December 4, 2007).
4.1.	Specimen Stock Certificate (incorporated by reference from Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-4419) filed July 30, 1996).
*10.1.	2004 Equity Incentive Plan (amended and restated as of May 19, 2017) (incorporated by reference from the Registrant’s Current Report on Form 8-K filed July 5, 2017).
*†10.2.	Form of Nonqualified Stock Option Agreement.
*†10.3.	Form of Restricted Stock Award Agreement.
†31.1.	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
†31.2.	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
†32.1.	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
†32.2.	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
†101.INS	XBRL Instance Document
†101.SCH	XBRL Taxonomy Extension Schema Document
†101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
†101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
†101.LAB	XBRL Taxonomy Extension Label Linkbase Document
†101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
_______________________________________________________________________________

*	Management Contract or Compensatory Plan
†	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Guess?, Inc.

Date:	September 1, 2017	By:	/s/ VICTOR HERRERO
Victor Herrero
Chief Executive Officer

Date:	September 1, 2017	By:	/s/ SANDEEP REDDY
Sandeep Reddy
Chief Financial Officer
(Principal Financial Officer)