Form 10-Q
period 2017-10-28
GUESS INC
filed 2017-12-01
CIK 912463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 28, 2017
OR
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

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
As of November 28, 2017, the registrant had 82,274,105 shares of Common Stock, $.01 par value per share, outstanding.

GUESS?, INC.
FORM 10-Q

i

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements.
GUESS?, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands, except share data)

	Oct 28, 2017	Jan 28, 2017
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$233,089	$396,129
Accounts receivable, net	236,659	225,537
Inventories	477,177	367,381
Other current assets	59,658	54,965
Total current assets	1,006,583	1,044,012
Property and equipment, net	283,197	243,005
Goodwill	36,609	34,100
Other intangible assets, net	5,912	6,504
Deferred tax assets	83,620	82,793
Restricted cash	225	1,521
Other assets	137,366	122,550
	$1,553,512	$1,534,485
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of capital lease obligations and borrowings	$2,121	$566
Accounts payable	241,909	209,616
Accrued expenses	145,912	135,271
Total current liabilities	389,942	345,453
Long-term debt and capital lease obligations	38,781	23,482
Deferred rent and lease incentives	80,689	80,209
Other long-term liabilities	98,531	99,895
	607,943	549,039
Redeemable noncontrolling interests	5,475	4,452

Commitments and contingencies (Note 12)

Stockholders’ equity:
Preferred stock, $.01 par value. Authorized 10,000,000 shares; no shares issued and outstanding	—	—
Common stock, $.01 par value. Authorized 150,000,000 shares; issued 141,161,026 and 140,509,974 shares, outstanding 82,843,115 and 84,069,492 shares, as of October 28, 2017 and January 28, 2017, respectively	828	841
Paid-in capital	492,542	480,435
Retained earnings	1,149,023	1,215,079
Accumulated other comprehensive loss	(125,924)	(161,389)
Treasury stock, 58,317,911 and 56,440,482 shares as of October 28, 2017 and January 28, 2017, respectively	(590,128)	(565,744)
Guess?, Inc. stockholders’ equity	926,341	969,222
Nonredeemable noncontrolling interests	13,753	11,772
Total stockholders’ equity	940,094	980,994
	$1,553,512	$1,534,485

See accompanying notes to condensed consolidated financial statements.

GUESS?, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) (in thousands, except per share data) (unaudited)

	Three Months Ended		Nine Months Ended
	Oct 28, 2017	Oct 29, 2016	Oct 28, 2017	Oct 29, 2016
Product sales	$528,209	$512,553	$1,518,323	$1,462,029
Net royalties	25,929	23,768	68,088	68,066
Net revenue	554,138	536,321	1,586,411	1,530,095
Cost of product sales	363,029	356,079	1,052,633	1,021,462
Gross profit	191,109	180,242	533,778	508,633
Selling, general and administrative expenses	178,552	164,317	519,497	500,066
Net (gains) losses on lease terminations	11,494	—	11,494	(695)
Asset impairment charges	2,018	802	6,013	1,457
Restructuring charges	—	—	—	6,083
Earnings (loss) from operations	(955)	15,123	(3,226)	1,722
Other income (expense):
Interest expense	(684)	(500)	(1,642)	(1,478)
Interest income	891	861	3,022	1,763
Other income, net	2,759	125	3,561	26,417
	2,966	486	4,941	26,702

Earnings before income tax expense	2,011	15,609	1,715	28,424
Income tax expense	3,673	5,880	8,723	11,682
Net earnings (loss)	(1,662)	9,729	(7,008)	16,742
Net earnings attributable to noncontrolling interests	1,198	626	1,926	548
Net earnings (loss) attributable to Guess?, Inc.	$(2,860)	$9,103	$(8,934)	$16,194

Net earnings (loss) per common share attributable to common stockholders (Note 2):
Basic	$(0.04)	$0.11	$(0.12)	$0.19
Diluted	$(0.04)	$0.11	$(0.12)	$0.19

Weighted average common shares outstanding attributable to common stockholders (Note 2):
Basic	82,390	83,758	82,599	83,631
Diluted	82,390	83,917	82,599	83,813

Dividends declared per common share	$0.225	$0.225	$0.675	$0.675

See accompanying notes to condensed consolidated financial statements.

GUESS?, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (in thousands) (unaudited)

	Three Months Ended		Nine Months Ended
	Oct 28, 2017	Oct 29, 2016	Oct 28, 2017	Oct 29, 2016
Net earnings (loss)	$(1,662)	$9,729	$(7,008)	$16,742
Other comprehensive income (loss) (“OCI”):
Foreign currency translation adjustment
Gains (losses) arising during the period	(9,102)	(12,900)	47,770	14,530
Derivative financial instruments designated as cash flow hedges
Gains (losses) arising during the period	3,387	4,181	(11,702)	(2,642)
Less income tax effect	(638)	(876)	1,482	684
Reclassification to net earnings (loss) for (gains) losses realized	313	(727)	(997)	(3,274)
Less income tax effect	(78)	134	50	655
Marketable securities
Losses arising during the period	—	—	—	(4)
Less income tax effect	—	—	—	3
Reclassification to net earnings for losses realized	—	25	—	25
Less income tax effect	—	(9)	—	(9)
Defined benefit plans
Foreign currency and other adjustments	106	47	2	(89)
Less income tax effect	(9)	(5)	—	8
Net actuarial loss amortization	116	86	344	257
Prior service credit amortization	(7)	(7)	(20)	(21)
Less income tax effect	(21)	(18)	(62)	(56)
Total comprehensive income (loss)	(7,595)	(340)	29,859	26,809
Less comprehensive income (loss) attributable to noncontrolling interests:
Net earnings	1,198	626	1,926	548
Foreign currency translation adjustment	(918)	(300)	1,402	(1,004)
Amounts attributable to noncontrolling interests	280	326	3,328	(456)
Comprehensive income (loss) attributable to Guess?, Inc.	$(7,875)	$(666)	$26,531	$27,265

See accompanying notes to condensed consolidated financial statements.

GUESS?, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) (unaudited)

	Nine Months Ended
	Oct 28, 2017	Oct 29, 2016
Cash flows from operating activities:
Net earnings (loss)	$(7,008)	$16,742
Adjustments to reconcile net earnings (loss) to net cash used in operating activities:
Depreciation and amortization of property and equipment	45,614	49,787
Amortization of intangible assets	1,155	1,407
Share-based compensation expense	12,410	12,768
Unrealized forward contract (gains) losses	1,532	(1,455)
Net (gain) loss on disposition of property and equipment and long-term assets	4,548	(20,231)
Other items, net	(5,278)	4,675
Changes in operating assets and liabilities:
Accounts receivable	2,527	(808)
Inventories	(93,337)	(114,783)
Prepaid expenses and other assets	(11,817)	(10,047)
Accounts payable and accrued expenses	21,411	32,449
Deferred rent and lease incentives	1,354	2,830
Other long-term liabilities	(7,313)	(3,567)
Net cash used in operating activities	(34,202)	(30,233)
Cash flows from investing activities:
Purchases of property and equipment	(65,345)	(66,849)
Proceeds from sale of long-term assets	1,052	43,399
Changes in other assets	(553)	—
Acquisition of businesses, net of cash acquired	(2,929)	(1,635)
Net cash settlement of forward contracts	(354)	(298)
Purchases of investments	(497)	—
Net cash used in investing activities	(68,626)	(25,383)
Cash flows from financing activities:
Payment of debt issuance costs	—	(111)
Proceeds from borrowings	166	21,500
Repayment of borrowings and capital lease obligations	(665)	(4,608)
Dividends paid	(56,527)	(57,369)
Purchase of redeemable noncontrolling interest	—	(4,445)
Noncontrolling interest capital contribution	962	2,157
Noncontrolling interest capital distribution	(1,358)	(2,759)
Issuance of common stock, net of tax withholdings on vesting of stock awards	(82)	411
Purchase of treasury stock	(24,812)	—
Net cash used in financing activities	(82,316)	(45,224)
Effect of exchange rates on cash, cash equivalents and restricted cash	20,808	4,766
Net change in cash, cash equivalents and restricted cash	(164,336)	(96,074)
Cash, cash equivalents and restricted cash at the beginning of the year	397,650	445,999
Cash, cash equivalents and restricted cash at the end of the period	$233,314	$349,925

Supplemental cash flow data:
Interest paid	$849	$923
Income taxes paid	$18,124	$15,619

Non-cash investing and financing activity:
Assets acquired under capital lease obligations	$18,042	$—

See accompanying notes to condensed consolidated financial statements.

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
October 28, 2017
(unaudited)

(1)	Basis of Presentation
In the opinion of management, the accompanying unaudited condensed consolidated financial statements of Guess?, Inc. and its subsidiaries (the “Company”) contain all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the condensed consolidated balance sheets as of October 28, 2017 and January 28, 2017, the condensed consolidated statements of income (loss) and comprehensive income (loss) for the three and nine months ended October 28, 2017 and October 29, 2016 and the condensed consolidated statements of cash flows for the nine months ended October 28, 2017 and October 29, 2016. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) for interim financial information and the instructions to Rule 10-01 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they have been condensed and do not include all of the information and footnotes required by GAAP for complete financial statements. The results of operations for the three and nine months ended October 28, 2017 are not necessarily indicative of the results of operations to be expected for the full fiscal year. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended January 28, 2017.
The three and nine months ended October 28, 2017 had the same number of days as the three and nine months ended October 29, 2016. All references herein to “fiscal 2018,” “fiscal 2017” and “fiscal 2016” represent the results of the 53-week fiscal year ending February 3, 2018 and the 52-week fiscal years ended January 28, 2017 and January 31, 2016, respectively.
Reclassifications
The Company has made certain reclassifications to current year-to-date and prior year amounts to conform to the current period presentation within the accompanying notes to the condensed consolidated financial statements.
Net Gains (Losses) on Lease Terminations
During the third quarter of fiscal 2018, the Company recorded net losses on lease terminations related primarily to the modification of certain lease agreements held with a common landlord in North America. In connection with this modification, the Company made up-front payments of approximately $22 million, of which $12 million was recognized as net losses on lease terminations and $10 million was recorded as advance rent payments. During the third quarter of fiscal 2018, the Company also recorded net gains on lease terminations of approximately $1 million related primarily to the early termination of certain lease agreements in Europe.
During the nine months ended October 29, 2016, the Company recorded net gains on lease terminations of $0.7 million related primarily to the early termination of certain lease agreements in Europe. The net gains on lease terminations were recorded during the first and second quarters of fiscal 2017.
Sale of Other Assets
During the nine months ended October 29, 2016, the Company sold its minority interest equity holding in a privately-held boutique apparel company for net proceeds of approximately $34.8 million, which resulted in a gain of approximately $22.3 million which was recorded in other income. The gain was recorded in other income during the three months ended July 30, 2016.
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
In March 2016, the FASB issued authoritative guidance to simplify the accounting for certain aspects of share-based compensation. This guidance addresses the accounting for income tax effects at award settlement, the use of an expected forfeiture rate to estimate award cancellations prior to the vesting date and the presentation of excess tax benefits and shares surrendered for tax withholdings on the statement of cash flows. The Company adopted this guidance effective January 29, 2017. This guidance requires all income tax effects of awards (resulting from an increase or decrease in the fair value of an award from grant date to the vesting date) to be recognized in the income statement when the awards vest or are settled. This is a change from previous guidance that required such activity to be recorded in paid-in capital within stockholders’ equity. The Company adopted this provision prospectively and accordingly recorded tax shortfalls of approximately $0.7 million as an increase to the Company’s income tax expense in its condensed consolidated statement of income (loss) during the nine months ended October 28, 2017. This resulted in a negative impact on net loss attributable to Guess?, Inc. of approximately $0.7 million, or an unfavorable $0.01 per share impact during the nine months ended October 28, 2017. The Company recorded minimal tax shortfalls related to the adoption of this guidance during the three months ended October 28, 2017. Under this guidance, excess tax benefits are also excluded from the assumed proceeds available to repurchase shares in the computation of diluted earnings (loss) per share. This was adopted prospectively and did not have an impact on the Company’s diluted loss per share for the three or nine months ended October 28, 2017. This guidance also eliminates the requirement to estimate forfeitures, but rather provides for an election that would allow entities to account for forfeitures as they occur. The Company adopted this election beginning in the first quarter of fiscal 2018 using the modified retrospective method and recorded a cumulative adjustment to reduce retained earnings by approximately $0.3 million. This guidance also changes the presentation of excess tax benefits from a financing activity to an operating activity in the statement of cash flows. This presentation was adopted on a retrospective basis and, as a result, net cash used in operating activities improved by $0.2 million with a corresponding offset to net cash used in financing activities during the nine months ended October 29, 2016.
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
In November 2016, the FASB issued authoritative guidance related to the presentation of restricted cash in the statement of cash flows. This guidance requires that the statement of cash flows reconcile the change during the period in total cash, cash equivalents and restricted cash. The Company’s restricted cash is generally held as collateral for certain transactions. The Company adopted this guidance effective January 29, 2017 on a retrospective basis. As a result, the Company updated its condensed consolidated statements of cash flows for the nine months ended October 28, 2017 and October 29, 2016 to include restricted cash with cash and cash equivalents when reconciling the beginning and end of period balances and to eliminate changes in restricted cash that have historically been included within operating and investing activities.
In January 2017, the FASB issued authoritative guidance which clarifies the definition of a business to assist entities when evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The Company early adopted this guidance effective January 29, 2017 on a prospective basis. The adoption of this guidance did not have a material impact on the Company’s condensed consolidated financial statements or related disclosures.

Recently Issued Accounting Guidance
In May 2014, the FASB issued a comprehensive new revenue recognition standard which will supersede previous existing revenue recognition guidance. The standard is intended to clarify the principles of recognizing revenue and create common revenue recognition guidance between GAAP and International Financial Reporting Standards. The standard also requires expanded disclosures surrounding revenue recognition. During fiscal 2017, the FASB issued additional clarification guidance on the new revenue recognition standard which also included certain scope improvements and practical expedients. The standard (including clarification guidance issued) is effective for fiscal periods beginning after December 15, 2017, which will be the Company’s first quarter of fiscal 2019, and allows for either full retrospective or modified retrospective adoption, with early adoption permitted. The Company plans to adopt this guidance using the modified retrospective method beginning in the first quarter of fiscal 2019. The Company’s assessment efforts to date have included reviewing current revenue processes, arrangements and accounting policies to identify potential differences that could arise from the application of this standard on its consolidated financial statements and related disclosures. The Company expects the differences to relate primarily to the classification and timing of when revenue and certain expenses are recognized from its licensing business, loyalty programs and gift card breakage. The Company also expects revenue related to its e-commerce operations to be recognized when merchandise is transferred to a common carrier rather than upon receipt by the customer. The Company is continuing to evaluate the financial impact of the adoption of this standard on its consolidated financial statements and related disclosures.
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
In March 2017, the FASB issued authoritative guidance related to the presentation of net periodic pension cost in the income statement. This guidance requires that the service cost component of net periodic pension cost is presented in the same line as other compensation costs arising from services rendered by the employees during the period. The other non-service components of net periodic pension cost are required to be presented in the income statement separately from the service cost component and outside of earnings from operations. This guidance also allows for the service cost component to be eligible for capitalization when applicable. This guidance is effective for fiscal years beginning after December 15, 2017, which will be the Company’s first quarter of fiscal 2019, and requires retrospective adoption for the presentation of the service cost component and other non-service components of net periodic pension cost in the income statement and prospective adoption for capitalization of the service cost component. Early adoption is permitted at the beginning of a fiscal year. Other than the change in presentation of other non-service components of net periodic pension cost within the Company’s consolidated statements of income, the adoption of this guidance is not expected to have an impact on the Company’s consolidated financial statements and related disclosures.
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
The computation of basic and diluted net earnings (loss) per common share attributable to common stockholders is as follows (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	Oct 28, 2017	Oct 29, 2016	Oct 28, 2017	Oct 29, 2016
Net earnings (loss) attributable to Guess?, Inc.	$(2,860)	$9,103	$(8,934)	$16,194
Less net earnings attributable to nonvested restricted stockholders	186	126	581	411
Net earnings (loss) attributable to common stockholders	$(3,046)	$8,977	$(9,515)	$15,783

Weighted average common shares used in basic computations	82,390	83,758	82,599	83,631
Effect of dilutive securities:
Stock options and restricted stock units (1)	—	159	—	182
Weighted average common shares used in diluted computations	82,390	83,917	82,599	83,813

Net earnings (loss) per common share attributable to common stockholders:
Basic	$(0.04)	$0.11	$(0.12)	$0.19
Diluted	$(0.04)	$0.11	$(0.12)	$0.19
__________________________________

(1)
For the three and nine months ended October 28, 2017, there were 916,683 and 391,040, respectively, potentially dilutive shares that were not included in the computation of diluted weighted average common shares and common equivalent shares outstanding because their effect would have been antidilutive given the Company’s net loss.

For the three months ended October 28, 2017 and October 29, 2016, equity awards granted for 2,901,025 and 3,463,100, respectively, of the Company’s common shares and for the nine months ended October 28, 2017 and October 29, 2016, equity awards granted for 3,104,027 and 3,239,163, respectively, of the Company’s common shares were outstanding but were excluded from the computation of diluted weighted average common shares and common equivalent shares outstanding because the assumed proceeds, as calculated under the treasury stock method, resulted in these awards being antidilutive. For the three and nine months ended October 28, 2017, the Company also excluded 1,145,080 nonvested stock units which are subject to the achievement of performance-based conditions from the computation of diluted weighted average common shares and common equivalent shares outstanding because these conditions were not achieved as of October 28, 2017. For the three and nine months ended October 29, 2016, the Company excluded 602,816 nonvested stock units which were subject to the achievement of performance-based or market-based vesting conditions from the computation of diluted weighted average common shares and common equivalent shares outstanding because these conditions were not achieved as of October 29, 2016.
Share Repurchase Program
On June 26, 2012, the Company’s Board of Directors authorized a program to repurchase, from time-to-time and as market and business conditions warrant, up to $500 million of the Company’s common stock. Repurchases under the program may be made on the open market or in privately negotiated transactions, pursuant to Rule 10b5-1 trading plans or other available means. There is no minimum or maximum number of shares to be repurchased under the program, which may be discontinued at any time, without prior notice. During the nine months ended October 28, 2017, the Company repurchased 1,919,967 shares under the program at an aggregate cost of $24.8 million. The Company repurchased 1,485,195 at an aggregate cost of $17.8 million during the three months ended April 29, 2017 and an additional 434,772 shares at an aggregate cost of $7.0 million during the three months ended October 28, 2017. There were no share repurchases during the three and nine months ended October 29, 2016. As of October 28, 2017, the Company had remaining authority under the program to purchase $423.5 million of its common stock.

(3)	Stockholders’ Equity and Redeemable Noncontrolling Interests
A reconciliation of common stock outstanding, treasury stock and the total carrying amount of total stockholders’ equity, Guess?, Inc. stockholders’ equity and stockholders’ equity attributable to nonredeemable and redeemable noncontrolling interests for the fiscal year ended January 28, 2017 and nine months ended October 28, 2017 is as follows (in thousands, except share data):

	Shares		Stockholders’ Equity
	Common Stock	Treasury Stock	Guess?, Inc. Stockholders’ Equity	Nonredeemable Noncontrolling Interests	Total	Redeemable Noncontrolling Interests
Balance at January 30, 2016	83,833,937	56,195,000	$1,018,475	$12,818	$1,031,293	$5,252
Net earnings	—	—	22,761	2,637	25,398	—
Foreign currency translation adjustment	—	—	(575)	(2,057)	(2,632)	818
Loss on derivative financial instruments designated as cash flow hedges, net of income tax of $864	—	—	(1,852)	—	(1,852)	—
Other-than-temporary-impairment and unrealized loss on marketable securities, net of income tax of ($6)	—	—	15	—	15	—
Actuarial valuation loss and related amortization, prior service credit amortization and foreign currency and other adjustments on defined benefit plans, net of income tax of $21	—	—	(923)	—	(923)	—
Issuance of common stock under stock compensation plans, net of tax effect	481,037	—	(3,813)	—	(3,813)	—
Issuance of stock under Employee Stock Purchase Plan	44,486	(44,486)	558	—	558	—
Share-based compensation	—	—	16,908	—	16,908	—
Dividends	—	—	(76,997)	—	(76,997)	—
Share repurchases	(289,968)	289,968	(3,532)	—	(3,532)	—
Purchase of redeemable noncontrolling interest	—	—	(1,133)	1,133	—	(4,445)
Noncontrolling interest capital contribution	—	—	—	—	—	2,157
Noncontrolling interest capital distribution	—	—	—	(2,759)	(2,759)	—
Redeemable noncontrolling interest redemption value adjustment	—	—	(670)	—	(670)	670
Balance at January 28, 2017	84,069,492	56,440,482	$969,222	$11,772	$980,994	$4,452
Net earnings (loss)	—	—	(8,934)	1,926	(7,008)	—
Foreign currency translation adjustment	—	—	46,368	1,402	47,770	72
Loss on derivative financial instruments designated as cash flow hedges, net of income tax of $1,532	—	—	(11,167)	—	(11,167)	—
Actuarial valuation and prior service credit amortization and foreign currency and other adjustments on defined benefit plans, net of income tax of ($62)	—	—	264	—	264	—
Issuance of common stock under stock compensation plans, net of tax effect	651,052	—	(483)	—	(483)	—
Issuance of stock under Employee Stock Purchase Plan	42,538	(42,538)	401	—	401	—
Share-based compensation	—	—	12,410	—	12,410	—
Dividends	—	—	(56,928)	—	(56,928)	—
Share repurchases	(1,919,967)	1,919,967	(24,812)	—	(24,812)	—
Noncontrolling interest capital contribution	—	—	—	11	11	951
Noncontrolling interest capital distribution	—	—	—	(1,358)	(1,358)	—
Balance at October 28, 2017	82,843,115	58,317,911	$926,341	$13,753	$940,094	$5,475

Accumulated Other Comprehensive Income (Loss)
The changes in accumulated other comprehensive income (loss), net of related income taxes, for the three and nine months ended October 28, 2017 and October 29, 2016 are as follows (in thousands):

	Three Months Ended Oct 28, 2017
	Foreign Currency Translation Adjustment	Derivative Financial Instruments Designated as Cash Flow Hedges	Defined Benefit Plans	Total
Balance at July 29, 2017	$(103,675)	$(8,751)	$(8,483)	$(120,909)
Gains (losses) arising during the period	(8,184)	2,749	97	(5,338)
Reclassification to net loss for losses realized	—	235	88	323
Net other comprehensive income (loss)	(8,184)	2,984	185	(5,015)
Balance at October 28, 2017	$(111,859)	$(5,767)	$(8,298)	$(125,924)

	Nine Months Ended Oct 28, 2017
	Foreign Currency Translation Adjustment	Derivative Financial Instruments Designated as Cash Flow Hedges	Defined Benefit Plans	Total
Balance at January 28, 2017	$(158,227)	$5,400	$(8,562)	$(161,389)
Gains (losses) arising during the period	46,368	(10,220)	2	36,150
Reclassification to net loss for (gains) losses realized	—	(947)	262	(685)
Net other comprehensive income (loss)	46,368	(11,167)	264	35,465
Balance at October 28, 2017	$(111,859)	$(5,767)	$(8,298)	$(125,924)

	Three Months Ended Oct 29, 2016
	Foreign Currency Translation Adjustment	Derivative Financial Instruments Designated as Cash Flow Hedges	Marketable Securities	Defined Benefit Plans	Total
Balance at July 30, 2016	$(129,518)	$(37)	$(16)	$(7,643)	$(137,214)
Gains (losses) arising during the period	(12,600)	3,305	—	42	(9,253)
Reclassification to net earnings for (gains) losses realized	—	(593)	16	61	(516)
Net other comprehensive income (loss)	(12,600)	2,712	16	103	(9,769)
Balance at October 29, 2016	$(142,118)	$2,675	$—	$(7,540)	$(146,983)

	Nine Months Ended Oct 29, 2016
	Foreign Currency Translation Adjustment	Derivative Financial Instruments Designated as Cash Flow Hedges	Marketable Securities	Defined Benefit Plans	Total
Balance at January 30, 2016	$(157,652)	$7,252	$(15)	$(7,639)	$(158,054)
Gains (losses) arising during the period	15,534	(1,958)	(1)	(81)	13,494
Reclassification to net earnings for (gains) losses realized	—	(2,619)	16	180	(2,423)
Net other comprehensive income (loss)	15,534	(4,577)	15	99	11,071
Balance at October 29, 2016	$(142,118)	$2,675	$—	$(7,540)	$(146,983)

Details on reclassifications out of accumulated other comprehensive income (loss) to net earnings (loss) during the three and nine months ended October 28, 2017 and October 29, 2016 are as follows (in thousands):

	Three Months Ended		Nine Months Ended		Location of (Gain) Loss Reclassified from Accumulated OCI into Earnings (Loss)
	Oct 28, 2017	Oct 29, 2016	Oct 28, 2017	Oct 29, 2016
Derivative financial instruments designated as cash flow hedges:
Foreign exchange currency contracts	$(81)	$(739)	$(1,360)	$(3,315)	Cost of product sales
Foreign exchange currency contracts	337	(45)	244	(126)	Other income/expense
Interest rate swap	57	57	119	167	Interest expense
Less income tax effect	(78)	134	50	655	Income tax expense
	235	(593)	(947)	(2,619)
Marketable securities:
Available-for-sale securities	—	25	—	25	Other income/expense
Less income tax effect	—	(9)	—	(9)	Income tax expense
	—	16	—	16
Defined benefit plans:
Actuarial loss amortization	116	86	344	257	(1)
Prior service credit amortization	(7)	(7)	(20)	(21)	(1)
Less income tax effect	(21)	(18)	(62)	(56)	Income tax expense
	88	61	262	180
Total reclassifications during the period	$323	$(516)	$(685)	$(2,423)
__________________________________

(1)	These accumulated other comprehensive income (loss) components are included in the computation of net periodic defined benefit pension cost. Refer to Note 13 for further information.
Redeemable Noncontrolling Interests
The Company is party to a put arrangement with respect to the common securities that represent the remaining noncontrolling interest for its majority-owned subsidiary, Guess Brasil Comércio e Distribuição S.A. (“Guess Brazil”), which was established through a majority-owned joint venture during fiscal 2014. The put arrangement for Guess Brazil, representing 40% of the total outstanding equity interest of that subsidiary, may be exercised at the discretion of the noncontrolling interest holder by providing written notice to the Company beginning in the sixth year of the agreement, or sooner in certain limited circumstances, and every third anniversary from the end of the sixth year thereafter subject to certain time restrictions. The redemption value of the Guess Brazil put arrangement is based on a multiple of Guess Brazil’s earnings before interest, taxes, depreciation and amortization subject to certain adjustments and is classified as a redeemable noncontrolling interest outside of permanent equity in the Company’s condensed consolidated balance sheet. During fiscal 2017, the Company and the noncontrolling interest holder increased their capital contributions by $1.7 million, of which $1.0 million was paid by the Company and the remaining amount was paid by the noncontrolling interest holder to retain the same pro-rata interest in Guess Brazil. The carrying value of the redeemable noncontrolling interest related to Guess Brazil was $1.6 million and $1.7 million as of October 28, 2017 and January 28, 2017, respectively.
The Company is party to a put arrangement with respect to the common securities that represent the remaining noncontrolling interest for its majority-owned subsidiary, Guess? CIS, LLC (“Guess CIS”), which was established through a majority-owned joint venture during fiscal 2016. The put arrangement for Guess CIS, representing 30% of the total outstanding equity interest of that subsidiary, may be exercised at the discretion of the noncontrolling interest holder by providing written notice to the Company during the period beginning after the fifth anniversary of the agreement through December 31, 2025, or sooner in certain limited circumstances. The redemption value of the Guess CIS put arrangement is based on a multiple of Guess CIS’s earnings before interest, taxes, depreciation and amortization subject to certain adjustments and is classified as a redeemable noncontrolling interest outside of permanent equity in the Company’s condensed consolidated balance sheet. During fiscal 2017, the Company and the noncontrolling interest holder increased their capital contributions by $5.0 million, of which $3.5 million was paid by the Company and the remaining amount was paid by the noncontrolling interest holder to retain the same pro-rata interest in Guess CIS. During the nine months ended October 28, 2017, the Company and the noncontrolling interest holder made an additional capital contribution totaling $3.2 million, of which $2.2 million was paid by the Company and the remaining amount was paid by the noncontrolling interest holder to retain the same pro-rata interest in Guess CIS. The carrying value of the redeemable noncontrolling interest related to Guess CIS was $3.9 million and $2.8 million as of October 28, 2017 and January 28, 2017, respectively.
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

(4)	Accounts Receivable
Accounts receivable is summarized as follows (in thousands):

	Oct 28, 2017	Jan 28, 2017
Trade	$241,776	$234,690
Royalty	22,970	19,881
Other	11,545	5,888
	276,291	260,459
Less allowances	39,632	34,922
	$236,659	$225,537
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

(5)	Inventories
Inventories consist of the following (in thousands):

	Oct 28, 2017	Jan 28, 2017
Raw materials	$509	$799
Work in progress	—	78
Finished goods	476,668	366,504
	$477,177	$367,381
The above balances include an allowance to write down inventories to the lower of cost or net realizable value of $26.9 million and $19.4 million as of October 28, 2017 and January 28, 2017, respectively.

(6)	Restructuring Charges
During the first quarter of fiscal 2017, the Company implemented a global cost reduction and restructuring plan to better align its global cost and organizational structure with its current strategic initiatives. This plan included the consolidation and streamlining of the Company’s business processes and a reduction in its global workforce and other expenses. These actions resulted in restructuring charges related primarily to cash-based severance costs of $6.1 million during the nine months ended October 29, 2016. The restructuring charges were incurred during the three months ended April 30, 2016. There were no restructuring charges incurred during the three or nine months ended October 28, 2017 related to this plan. The Company does not expect significant future cash-based severance charges to be incurred under this plan as the actions were completed during the first quarter of fiscal 2017. As of October 28, 2017, there were no amounts included in accrued expenses related to these restructuring activities as the Company completed payments for the remaining anticipated costs during the nine months ended October 28, 2017. At January 28, 2017, the Company had a balance of approximately $0.2 million in accrued expenses related to these restructuring activities.
The following table summarizes restructuring activities related primarily to severance during the fiscal year ended January 28, 2017 and nine months ended October 28, 2017 (in thousands):

Total
Balance at January 30, 2016	$—
Charges to operations	6,083
Cash payments	(6,003)
Foreign currency and other adjustments	100
Balance at January 28, 2017	$180
Cash payments	(124)
Foreign currency and other adjustments	(56)
Balance at October 28, 2017	$—
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
Income tax expense for the interim periods was computed using the tax rate estimated to be applicable for the full fiscal year, adjusted for discrete items. The Company’s effective income tax rate was 508.6% for the nine months ended October 28, 2017, compared to 41.1% for the nine months ended October 29, 2016. The increase in the effective income tax rate during the nine months ended October 28, 2017 compared to the same prior-year period was due primarily to more losses incurred in certain foreign jurisdictions where the Company has valuation allowances, a shift in the distribution of earnings among the Company’s tax jurisdictions within the quarters of the current fiscal year and a lower tax rate on the gain from the sale of a minority interest investment during the same prior-year period.
During the nine months ended October 28, 2017, the Company adopted authoritative guidance which requires all income tax effects of stock awards (resulting from an increase or decrease in the fair value of an award from grant date to the vesting date) to be recognized in the income statement when the awards vest or are settled. This is a change from previous guidance that required such activity to be recorded in paid-in capital within stockholders’ equity. As a result, the Company recorded tax shortfalls of approximately $0.7 million as an increase to the Company’s income tax expense in its condensed consolidated statement of income (loss) during the nine months ended October 28, 2017.
From time-to-time, the Company is subject to routine income tax audits on various tax matters around the world in the ordinary course of business. As of October 28, 2017, several income tax audits were underway for various periods in multiple jurisdictions. The Company accrues an amount for its estimate of additional income tax liability which the Company, more likely than not, will incur as a result of the ultimate resolution of income tax audits (“uncertain tax positions”). The Company reviews and updates the estimates used in the accrual for uncertain tax positions as more definitive information becomes available from taxing authorities, upon completion of tax audits, upon expiration of statutes of limitation, or upon occurrence of other events.
The Company had aggregate accruals for uncertain tax positions, including penalties and interest, of $15.3 million and $14.6 million as of October 28, 2017 and January 28, 2017, respectively. The change in the accrual balance from January 28, 2017 to October 28, 2017 resulted from additional accruals and interest and penalties during the nine months ended October 28, 2017.

(8)	Segment Information
The Company’s businesses are grouped into five reportable segments for management and internal financial reporting purposes: Americas Retail, Europe, Asia, Americas Wholesale and Licensing. The Company’s Americas Retail, Europe, Americas Wholesale and Licensing reportable segments are the same as their respective operating segments. Certain components of the Company’s Asia operating segment are separate operating segments based on region which have been aggregated into the Asia reportable segment for disclosure purposes. During the first quarter of fiscal 2018, net revenue and related costs and expenses for certain globally serviced customers were reclassified into the segment primarily responsible for the relationship. During the third quarter of fiscal 2018, segment results were also adjusted to exclude corporate performance-based compensation costs, net gains (losses) on lease terminations and asset impairment charges due to the fact that these items are no longer included in the segment results provided to the Company’s chief operating decision maker in order to allocate resources and assess performance. Accordingly, segment results have been adjusted for the nine months ended October 28, 2017 as well as the three and nine months ended October 29, 2016 to conform to the current period presentation. Management evaluates segment performance based primarily on revenues and earnings (loss) from operations before corporate performance-based compensation costs, net gains (losses) from lease terminations, asset impairment charges and restructuring charges, if any. The Company believes this segment reporting reflects how its business segments are managed and how each segment’s performance is evaluated by the Company’s chief operating decision maker to assess performance and make resource allocation decisions. The Americas Retail segment includes the Company’s retail and e-commerce operations in North and Central America and its retail operations in South America. The Europe segment includes the Company’s retail, e-commerce and wholesale operations in Europe and the Middle East. The Asia segment includes the Company’s retail, e-commerce and wholesale operations in Asia and the Pacific. The Americas Wholesale segment includes the Company’s wholesale operations in the Americas. The Licensing segment includes the worldwide licensing operations of the Company. The business segment operating results exclude corporate overhead costs, which consist of shared costs of the organization, net gains (losses) on lease terminations, asset impairment charges and restructuring charges. Corporate overhead costs are presented separately and generally include, among other things, the following unallocated corporate costs: accounting and finance, executive compensation, corporate performance-based compensation, facilities, global advertising and marketing, human resources, information technology and legal.
Net revenue and earnings (loss) from operations are summarized as follows for the three and nine months ended October 28, 2017 and October 29, 2016 (in thousands):

	Three Months Ended		Nine Months Ended
	Oct 28, 2017	Oct 29, 2016	Oct 28, 2017	Oct 29, 2016
Net revenue:
Americas Retail	$187,021	$215,862	$561,903	$646,573
Europe (1)	221,230	186,289	641,833	532,847
Asia (1)	74,322	63,617	200,436	171,255
Americas Wholesale (1)	45,636	46,785	114,151	111,354
Licensing	25,929	23,768	68,088	68,066
Total net revenue	$554,138	$536,321	$1,586,411	$1,530,095
Earnings (loss) from operations:
Americas Retail (1)	$(4,670)	$(10,505)	$(33,654)	$(22,279)
Europe (1)	6,678	11,597	30,749	16,221
Asia (1)	2,718	(1,962)	5,055	(5,251)
Americas Wholesale (1)	8,241	8,142	20,011	18,211
Licensing (1)	23,532	20,119	61,019	60,325
Total segment earnings from operations	36,499	27,391	83,180	67,227
Corporate overhead (1)	(23,942)	(11,466)	(68,899)	(58,660)
Net gains (losses) on lease terminations (1) (2)	(11,494)	—	(11,494)	695
Asset impairment charges (1) (3)	(2,018)	(802)	(6,013)	(1,457)
Restructuring charges (4)	—	—	—	(6,083)
Total earnings (loss) from operations	$(955)	$15,123	$(3,226)	$1,722
__________________________________

(1)
During the first quarter of fiscal 2018, net revenue and related costs and expenses for certain globally serviced customers were reclassified into the segment primarily responsible for the relationship. During the third quarter of fiscal 2018, segment results were also adjusted to exclude corporate performance-based compensation costs, net gains (losses) on lease terminations and asset impairment charges due to the fact that these items are no longer included in the segment results provided to the Company’s chief operating decision maker in order to allocate resources and assess performance. Accordingly, segment results have been adjusted for the nine months ended October 28, 2017 as well as the three and nine months ended October 29, 2016 to conform to the current period presentation.

(2)
During the three and nine months ended October 28, 2017, the Company recorded net losses on lease terminations related primarily to the modification of certain lease agreements held with a common landlord in North America. During the nine months ended October 29, 2016, the Company recorded net gains on lease terminations related primarily to the early termination of certain lease agreements in Europe. The net gains on lease terminations were recorded during the first and second quarters of fiscal 2017. Refer to Note 1 for more information regarding the net gains (losses) on lease terminations.

(3)
During each of the periods presented, the Company recognized asset impairment charges for certain retail locations resulting from under-performance and expected store closures. Refer to Note 14 for more information regarding these asset impairment charges.

(4)
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

(9)	Borrowings and Capital Lease Obligations
Borrowings and capital lease obligations are summarized as follows (in thousands):

	Oct 28, 2017	Jan 28, 2017
Mortgage debt, maturing monthly through January 2026	$20,465	$20,889
Capital lease obligations	17,325	—
Other	3,112	3,159
	40,902	24,048
Less current installments	2,121	566
Long-term debt and capital lease obligations	$38,781	$23,482
Mortgage Debt
On February 16, 2016, the Company entered into a ten-year $21.5 million real estate secured loan (the “Mortgage Debt”). The Mortgage Debt is secured by the Company’s U.S. distribution center based in Louisville, Kentucky and provides for monthly principal and interest payments based on a 25-year amortization schedule, with the remaining principal balance and any accrued and unpaid interest due at maturity. Outstanding principal balances under the Mortgage Debt bear interest at the one-month LIBOR rate plus 1.5%. As of October 28, 2017, outstanding borrowings under the Mortgage Debt, net of debt issuance costs of $0.1 million, were $20.5 million. At January 28, 2017, outstanding borrowings under the Mortgage Debt, net of debt issuance costs of $0.1 million, were $20.9 million.
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
On February 16, 2016, the Company also entered into a separate interest rate swap agreement, designated as a cash flow hedge, that resulted in a swap fixed rate of approximately 3.06%. This interest rate swap agreement matures in January 2026 and converts the nature of the Mortgage Debt from LIBOR floating-rate debt to fixed-rate debt. The fair value of the interest rate swap asset as of October 28, 2017 and January 28, 2017 was approximately $0.8 million and $0.9 million, respectively.
Capital Lease Obligations
During the nine months ended October 28, 2017, the Company began the relocation of its European distribution center to the Netherlands. As a result, the Company entered into a capital lease of $16.5 million for equipment used in the new facility. The capital lease provides for monthly minimum lease payments through May 2027 and has an effective interest rate of approximately 6%. As of October 28, 2017, the capital lease obligation was $15.9 million.
During the nine months ended October 28, 2017, the Company also entered into a capital lease for $1.5 million related primarily to computer hardware and software. As of October 28, 2017, this capital lease obligation was $1.4 million.
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
Credit Facilities
On June 23, 2015, the Company entered into a five-year senior secured asset-based revolving credit facility with Bank of America, N.A. and the other lenders party thereto (the “Credit Facility”). The Credit Facility provides for a borrowing capacity in an amount up to $150 million, including a Canadian sub-facility up to $50 million, subject to a borrowing base. Based on applicable accounts receivable, inventory, eligible cash balances and relevant covenant restrictions as of October 28, 2017, the Company could have borrowed up to $123 million under the Credit Facility. The Credit Facility has an option to expand the borrowing capacity by up to $150 million subject to certain terms and conditions, including the willingness of existing or new lenders to assume such increased amount. The Credit Facility is available for direct borrowings and the issuance of letters of credit, subject to certain letters of credit sublimits, and may be used for working capital and other general corporate purposes.
All obligations under the Credit Facility are unconditionally guaranteed by the Company and the Company’s existing and future domestic and Canadian subsidiaries, subject to certain exceptions, and are secured by a first priority lien on substantially all of the assets of the Company and such domestic and Canadian subsidiaries, as applicable.
Direct borrowings under the Credit Facility made by the Company and its domestic subsidiaries shall bear interest at the U.S. base rate plus an applicable margin (varying from 0.25% to 0.75%) or at LIBOR plus an applicable margin (varying from 1.25% to 1.75%). The U.S. base rate is based on the greater of (i) the U.S. prime rate, (ii) the federal funds rate, plus 0.5%, and (iii) LIBOR for a 30 day interest period, plus 1.0%. Direct borrowings under the Credit Facility made by the Company’s Canadian subsidiaries shall bear interest at the Canadian prime rate plus an applicable margin (varying from 0.25% to 0.75%) or at the Canadian BA rate plus an applicable margin (varying from 1.25% to 1.75%). The Canadian prime rate is based on the greater of (i) the Canadian prime rate, (ii) the Bank of Canada overnight rate, plus 0.5%, and (iii) the Canadian BA rate for a one month interest period, plus 1.0%. The applicable margins are calculated quarterly and vary based on the average daily availability of the aggregate borrowing base. The Company is also obligated to pay certain commitment, letter of credit and other fees customary for a credit facility of this size and type. As of October 28, 2017, the Company had $1.0 million in outstanding standby letters of credit, no outstanding documentary letters of credit and no outstanding borrowings under the Credit Facility.
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
The Company, through its European subsidiaries, maintains short-term uncommitted borrowing agreements, primarily for working capital purposes, with various banks in Europe. The majority of the borrowings under these agreements are secured by specific accounts receivable balances. Based on the applicable accounts receivable balances as of October 28, 2017, the Company could have borrowed up to $69.2 million under these agreements. As of October 28, 2017, the Company had no outstanding borrowings or outstanding documentary letters of credit under these agreements. The agreements are denominated primarily in euros and provide for annual interest rates ranging from 0.5% to 4.6%. The maturities of any short-term borrowings under these arrangements are generally linked to the credit terms of the underlying accounts receivable that secure the borrowings. With the exception of one facility for up to $40.6 million that has a minimum net equity requirement, there are no other financial ratio covenants.
Other
From time-to-time, the Company will obtain other financing in foreign countries for working capital to finance its local operations.

(10)	Share-Based Compensation
The following table summarizes the share-based compensation expense recognized under all of the Company’s stock plans during the three and nine months ended October 28, 2017 and October 29, 2016 (in thousands):

	Three Months Ended		Nine Months Ended
	Oct 28, 2017	Oct 29, 2016	Oct 28, 2017	Oct 29, 2016
Stock options	$571	$520	$1,761	$1,654
Stock awards/units	3,658	3,176	10,539	11,000
Employee Stock Purchase Plan	31	23	110	114
Total share-based compensation expense	$4,260	$3,719	$12,410	$12,768
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
Unrecognized compensation cost related to nonvested stock options and nonvested stock awards/units totaled approximately $4.3 million and $33.4 million, respectively, as of October 28, 2017. This cost is expected to be recognized over a weighted average period of 1.7 years. The weighted average grant date fair value of stock options granted was $1.57 and $3.53 during the nine months ended October 28, 2017 and October 29, 2016, respectively.
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
The following table summarizes the activity for nonvested performance-based units during the nine months ended October 28, 2017:

	Number of Units	Weighted Average Grant Date Fair Value
Nonvested at January 28, 2017	787,849	$19.17
Granted	818,416	11.17
Vested	(193,240)	20.57
Forfeited	(6,757)	18.35
Nonvested at October 28, 2017	1,406,268	$14.32
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
The following table summarizes the activity for nonvested market-based units during the nine months ended October 28, 2017:

	Number of Units	Weighted Average Grant Date Fair Value
Nonvested at January 28, 2017	323,825	$16.63
Granted	248,020	10.62
Vested	—	—
Forfeited	—	—
Nonvested at October 28, 2017	571,845	$14.02

(11)	Related Party Transactions
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
Leases
The Company leases warehouse and administrative facilities, including the Company’s corporate headquarters in Los Angeles, California, from partnerships affiliated with the Marciano Trusts and certain of their affiliates. There were four of these leases in effect as of October 28, 2017 with expiration or option exercise dates ranging from calendar years 2018 to 2020.
The Company, through a wholly-owned Canadian subsidiary, leases warehouse and administrative facilities in Montreal, Quebec from a partnership affiliated with the Marciano Trusts. During the third quarter of fiscal 2018, the Company exercised an option to extend the lease term for an additional one-year period ending in December 2018. All other terms of the existing lease remain in full force and effect.
The Company, through a French subsidiary, leases a showroom and office space located in Paris, France from an entity that is owned in part by an affiliate of the Marciano Trusts. Due to excess capacity, the lease was amended to reduce the square footage by approximately 5,100 square feet to 16,000 square feet during the nine months ended October 28, 2017. The amendment also provided for a corresponding reduction in aggregate rent, common area maintenance charges and property tax expense due to the lower square footage. All other terms of the existing lease remain in full force and effect.
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
Aggregate rent, common area maintenance charges and property tax expense recorded under these four related party leases were approximately $3.6 million and $3.8 million for the nine months ended October 28, 2017 and October 29, 2016, respectively. The Company believes that the terms of the related party leases and parking lot sale have not been significantly affected by the fact that the Company and the lessors are related.
Aircraft Arrangements
The Company periodically charters aircraft owned by MPM Financial, LLC (“MPM Financial”), an entity affiliated with the Marciano Trusts, through informal arrangements with MPM Financial and independent third party management companies contracted by MPM Financial to manage its aircraft. The total fees paid under these arrangements for the nine months ended October 28, 2017 and October 29, 2016 were approximately $0.7 million and $0.8 million, respectively.
These related party disclosures should be read in conjunction with the disclosure concerning related party transactions in the Company’s Annual Report on Form 10-K for the year ended January 28, 2017.

(12)	Commitments and Contingencies
Leases
The Company leases its showrooms, advertising, licensing, sales and merchandising offices, remote distribution and warehousing facilities and retail and factory outlet store locations under operating lease agreements expiring on various dates through November 2036. Some of these leases require the Company to make periodic payments for property taxes, utilities and common area operating expenses. Certain retail store leases provide for rents based upon the minimum annual rental amount and a percentage of annual sales volume, generally ranging from 4% to 20%, when specific sales volumes are exceeded. The Company’s concession leases also provide for rents primarily based upon a percentage of annual sales volume which average approximately 35% of annual sales volume. Some leases include lease incentives, rent abatements and fixed rent escalations, which are amortized and recorded over the initial lease term on a straight-line basis. The Company also leases some of its equipment under operating lease agreements expiring at various dates through August 2022.
As discussed in further detail in Note 9, the Company leases equipment as well as computer hardware and software under capital lease obligations.
Investment Commitments
As of October 28, 2017, the Company had an unfunded commitment to invest €4.5 million ($5.3 million) in a private equity fund. Refer to Note 14 for further information.
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
The Company has received customs tax assessment notices from the Italian Customs Agency regarding its customs tax audit of one of the Company’s European subsidiaries for the period from July 2010 through December 2012. Such assessments totaled €9.8 million ($11.4 million), including potential penalties and interest. The Company strongly disagrees with the positions that the Italian Customs Agency has taken and therefore filed appeals with the Milan First Degree Tax Court (“MFDTC”). In May 2015, the MFDTC issued a judgment in favor of the Company in relation to the first set of appeals (covering the period through September 2010) and canceled the related assessments totaling €1.7 million ($1.9 million). In November 2015, the Italian Customs Agency notified the Company of its intent to appeal this first MFDTC judgment. During fiscal 2017, the Appeals Court ruled in favor of the Company and rejected the appeal by the Italian Customs Agency on the first MFDTC judgment. During fiscal 2017, the MFDTC also issued judgments in favor of the Company in relation to the second through seventh set of appeals (covering the period from October 2010 through December 2012) and canceled the related assessments totaling €8.1 million ($9.5 million). Subsequently, the Italian Customs Agency has appealed the majority of these favorable MFDTC judgments, as well as certain of the Appeals Court judgments. While these MFDTC judgments have been favorable to the Company, there can be no assurances that the Italian Customs Agency will not be successful in its remaining appeals. It also continues to be possible that the Company will receive similar or even larger assessments for periods subsequent to December 2012 or other claims or charges related to the matter in the future. Although the Company believes that it has a strong position and will continue to vigorously defend this matter, it is unable to predict with certainty whether or not these efforts will ultimately be successful or whether the outcome will have a material impact on the Company’s financial position or results of operations.
On June 6, 2017, the European Commission notified the Company that it has initiated proceedings to investigate whether certain of the Company’s practices and agreements concerning the distribution of apparel and accessories within the European Union breach European Union competition rules related to cross-border transactions, internet sales limitations and resale price restrictions. The initiation of the proceedings does not mean that the European Commission has made a definitive conclusion regarding whether the Company breached any rules. The Company has cooperated and plans to continue to cooperate with the European Commission, including through responses to requests for information and through changes to certain business practices and agreements, as appropriate. If a violation is ultimately found, a broad range of remedies is potentially available to the European Commission, including imposing a fine and/or injunctive relief prohibiting or restricting certain business practices. As of November 6, 2017, the Company and the European Commission agreed to begin a settlement discussion process to determine if the parties can mutually agree on an outcome of the proceedings. Those discussions are still in a preliminary stage. At this point, the Company is unable to predict the timing or outcome of these proceedings, including the magnitude of any potential fine. However, the Company does not currently believe that any changes to its business practices or agreements made in connection with this proceeding will have a material impact on its ongoing business operations within the European Union.
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
As a non-qualified pension plan, no dedicated funding of the SERP is required; however, the Company has made periodic payments into insurance policies held in a rabbi trust to fund the expected obligations arising under the non-qualified SERP. The amount of any future payments into the insurance policies, if any, may vary depending on investment performance of the trust. The cash surrender values of the insurance policies were $62.8 million and $58.6 million as of October 28, 2017 and January 28, 2017, respectively, and were included in other assets in the Company’s condensed consolidated balance sheets. As a result of changes in the value of the insurance policy investments, the Company recorded unrealized gains of $1.6 million and $5.5 million in other income during the three and nine months ended October 28, 2017, respectively, and unrealized gains (losses) of $(0.5) million and $4.6 million in other income and expense during the three and nine months ended October 29, 2016, respectively. The projected benefit obligation was $53.6 million and $53.5 million as of October 28, 2017 and January 28, 2017, respectively, and was included in accrued expenses and other long-term liabilities in the Company’s condensed consolidated balance sheets depending on the expected timing of payments. SERP benefit payments of $0.4 million and $1.3 million were made during the three and nine months ended October 28, 2017, respectively. SERP benefit payments of $0.4 million and $1.3 million were made during the three and nine months ended October 29, 2016, respectively.

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
As of October 28, 2017 and January 28, 2017, the plan had a projected benefit obligation of $18.9 million and $17.6 million, respectively, and plan assets held at the independent investment fiduciary of $15.4 million and $14.1 million, respectively. The net liability of $3.5 million was included in other long-term liabilities in the Company’s condensed consolidated balance sheets as of October 28, 2017 and January 28, 2017.
The components of net periodic defined benefit pension cost for the three and nine months ended October 28, 2017 and October 29, 2016 related to the Company’s defined benefit plans are as follows (in thousands):

	Three Months Ended October 28, 2017
	SERP	Swiss Pension Plan	Total
Service cost	$—	$492	$492
Interest cost	461	22	483
Expected return on plan assets	—	(48)	(48)
Net amortization of unrecognized prior service credit	—	(7)	(7)
Net amortization of actuarial losses	38	78	116
Net periodic defined benefit pension cost	$499	$537	$1,036

	Nine Months Ended October 28, 2017
	SERP	Swiss Pension Plan	Total
Service cost	$—	$1,452	$1,452
Interest cost	1,382	64	1,446
Expected return on plan assets	—	(143)	(143)
Net amortization of unrecognized prior service credit	—	(20)	(20)
Net amortization of actuarial losses	114	230	344
Net periodic defined benefit pension cost	$1,496	$1,583	$3,079

	Three Months Ended October 29, 2016
	SERP	Swiss Pension Plan	Total
Service cost	$—	$381	$381
Interest cost	460	22	482
Expected return on plan assets	—	(46)	(46)
Net amortization of unrecognized prior service credit	—	(7)	(7)
Net amortization of actuarial losses	39	47	86
Net periodic defined benefit pension cost	$499	$397	$896

	Nine Months Ended October 29, 2016
	SERP	Swiss Pension Plan	Total
Service cost	$—	$1,152	$1,152
Interest cost	1,380	66	1,446
Expected return on plan assets	—	(139)	(139)
Net amortization of unrecognized prior service credit	—	(21)	(21)
Net amortization of actuarial losses	116	141	257
Net periodic defined benefit pension cost	$1,496	$1,199	$2,695

(14)	Fair Value Measurements
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
The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of October 28, 2017 and January 28, 2017 (in thousands):

	Fair Value Measurements at Oct 28, 2017				Fair Value Measurements at Jan 28, 2017
Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Foreign exchange currency contracts	$—	$1,820	$—	$1,820	$—	$9,868	$—	$9,868
Interest rate swap	—	812	—	812	—	876	—	876
Total	$—	$2,632	$—	$2,632	$—	$10,744	$—	$10,744
Liabilities:
Foreign exchange currency contracts	$—	$6,594	$—	$6,594	$—	$1,424	$—	$1,424
Deferred compensation obligations	—	12,729	—	12,729	—	11,184	—	11,184
Total	$—	$19,323	$—	$19,323	$—	$12,608	$—	$12,608

There were no transfers of financial instruments between the three levels of fair value hierarchy during the nine months ended October 28, 2017 or during the year ended January 28, 2017.
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
During the nine months ended October 28, 2017, the Company invested €0.5 million ($0.5 million) in a private equity fund, which was included in other assets in the Company’s condensed consolidated balance sheet as of October 28, 2017. As permitted in accordance with authoritative guidance, the Company uses net asset value per share as a practical expedient to measure the fair value of this investment and has not included this investment in the fair value hierarchy as disclosed above. As of October 28, 2017, the Company had an unfunded commitment to invest an additional €4.5 million ($5.3 million) in the private equity fund.
The carrying amount of the Company’s remaining financial instruments, which principally include cash and cash equivalents, trade receivables, accounts payable and accrued expenses, approximates fair value due to the relatively short maturity of such instruments. The fair values of the Company’s debt instruments (see Note 9) are based on the amount of future cash flows associated with each instrument discounted using the Company’s incremental borrowing rate. As of October 28, 2017 and January 28, 2017, the carrying value of all financial instruments was not materially different from fair value, as the interest rates on the Company’s debt approximated rates currently available to the Company.
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
The Company recorded asset impairment charges of $2.0 million and $6.0 million during the three and nine months ended October 28, 2017, respectively, and $0.8 million and $1.5 million during the three and nine months ended October 29, 2016, respectively. The asset impairment charges related primarily to the impairment of certain retail locations in North America resulting from under-performance and expected store closures during each of the respective periods.

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
The impact of the credit risk of the counterparties to the derivative contracts is considered in determining the fair value of the foreign exchange currency contracts and interest rate swap agreements. As of October 28, 2017, credit risk has not had a significant effect on the fair value of the Company’s foreign exchange currency contracts and interest rate swap agreements.
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
Summary of Derivative Instruments
The fair value of derivative instruments in the condensed consolidated balance sheets as of October 28, 2017 and January 28, 2017 is as follows (in thousands):

	Derivative Balance Sheet Location	Fair Value at Oct 28, 2017	Fair Value at Jan 28, 2017
ASSETS:
Derivatives designated as hedging instruments:
Cash flow hedges:
Foreign exchange currency contracts	Other current assets/ Other assets	$1,042	$6,072
Interest rate swap	Other assets	812	876
Total derivatives designated as hedging instruments		1,854	6,948
Derivatives not designated as hedging instruments:
Foreign exchange currency contracts	Other current assets/ Other assets	778	3,796
Total		$2,632	$10,744
LIABILITIES:
Derivatives designated as hedging instruments:
Cash flow hedges:
Foreign exchange currency contracts	Accrued expenses/ Other long-term liabilities	$4,744	$1,250
Derivatives not designated as hedging instruments:
Foreign exchange currency contracts	Accrued expenses	1,850	174
Total		$6,594	$1,424
Derivatives Designated as Hedging Instruments
Foreign Exchange Currency Contracts Designated as Cash Flow Hedges
During the nine months ended October 28, 2017, the Company purchased U.S. dollar forward contracts in Europe and Canada totaling US$108.7 million and US$20.8 million, respectively, that were designated as cash flow hedges. As of October 28, 2017, the Company had forward contracts outstanding for its European and Canadian operations of US$140.6 million and US$44.4 million, respectively, to hedge forecasted merchandise purchases and intercompany royalties, which are expected to mature over the next 15 months.
As of October 28, 2017, accumulated other comprehensive income (loss) related to foreign exchange currency contracts included a net unrealized loss of approximately $6.3 million, net of tax, of which $4.7 million will be recognized in cost of product sales or other expense over the following 12 months, at the then current values on a pre-tax basis, which can be different than the current quarter-end values.

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
As of October 28, 2017, accumulated other comprehensive income (loss) related to the interest rate swap agreement included a net unrealized gain of approximately $0.5 million, net of tax, which will be recognized in interest expense after the following 12 months, at the then current values on a pre-tax basis, which can be different than the current quarter-end values.
The following table summarizes the gains (losses) before taxes recognized on the derivative instruments designated as cash flow hedges in OCI and net earnings (loss) for the three and nine months ended October 28, 2017 and October 29, 2016 (in thousands):

	Gain Recognized in OCI		Location of Gain (Loss) Reclassified from Accumulated OCI into Earnings (Loss) (1)	Gain (Loss) Reclassified from Accumulated OCI into Earnings (Loss)
	Three Months Ended			Three Months Ended
	Oct 28, 2017	Oct 29, 2016		Oct 28, 2017	Oct 29, 2016
Derivatives designated as cash flow hedges:
Foreign exchange currency contracts	$3,215	$3,421	Cost of product sales	$81	$739
Foreign exchange currency contracts	$38	$260	Other income/expense	$(337)	$45
Interest rate swap	$134	$500	Interest expense	$(57)	$(57)

	Loss Recognized in OCI		Location of Gain (Loss) Reclassified from Accumulated OCI into Earnings (Loss) (1)	Gain (Loss) Reclassified from Accumulated OCI into Earnings (Loss)
	Nine Months Ended			Nine Months Ended
	Oct 28, 2017	Oct 29, 2016		Oct 28, 2017	Oct 29, 2016
Derivatives designated as cash flow hedges:
Foreign exchange currency contracts	$(10,601)	$(2,229)	Cost of product sales	$1,360	$3,315
Foreign exchange currency contracts	$(958)	$(96)	Other income/expense	$(244)	$126
Interest rate swap	$(143)	$(317)	Interest expense	$(119)	$(167)
__________________________________

(1)
The Company recognized gains of $0.5 million and $2.0 million resulting from the ineffective portion related to foreign exchange currency contracts in interest income during the three and nine months ended October 28, 2017, respectively. The Company recognized gains of $0.3 million and $0.8 million resulting from the ineffective portion related to foreign exchange currency contracts in interest income during the three and nine months ended October 29, 2016, respectively. There was no ineffectiveness recognized related to the interest rate swap during the three and nine months ended October 28, 2017 and October 29, 2016.

The following table summarizes net after-tax derivative activity recorded in accumulated other comprehensive income (loss) (in thousands):

	Three Months Ended		Nine Months Ended
	Oct 28, 2017	Oct 29, 2016	Oct 28, 2017	Oct 29, 2016
Beginning balance gain (loss)	$(8,751)	$(37)	$5,400	$7,252
Net gains (losses) from changes in cash flow hedges	2,749	3,305	(10,220)	(1,958)
Net (gains) losses reclassified to earnings (loss)	235	(593)	(947)	(2,619)
Ending balance gain (loss)	$(5,767)	$2,675	$(5,767)	$2,675
Derivatives Not Designated as Hedging Instruments
As of October 28, 2017, the Company had euro foreign exchange currency contracts to purchase US$70.8 million and Canadian dollar foreign exchange currency contracts to purchase US$16.6 million expected to mature over the next 11 months.
The following table summarizes the gains (losses) before taxes recognized on the derivative instruments not designated as hedging instruments in other income and expense for the three and nine months ended October 28, 2017 and October 29, 2016 (in thousands):

	Location of Gain (Loss) Recognized in Earnings (Loss)	Gain Recognized in Earnings (Loss)		Gain (Loss) Recognized in Earnings (Loss)
		Three Months Ended		Nine Months Ended
		Oct 28, 2017	Oct 29, 2016	Oct 28, 2017	Oct 29, 2016
Derivatives not designated as hedging instruments:
Foreign exchange currency contracts	Other income/expense	$1,645	$2,440	$(5,688)	$(704)
Interest rate swap	Other income/expense	$—	$—	$—	$38
At January 28, 2017, the Company had euro foreign exchange currency contracts to purchase US$81.4 million and Canadian dollar foreign exchange currency contracts to purchase US$13.9 million.

(16)	Subsequent Events
Share Repurchases
Subsequent to the third quarter of fiscal 2018, the Company repurchased approximately 0.6 million shares under its share repurchase program at an aggregate cost of $9.1 million.
Dividends
On November 21, 2017, the Company announced a regular quarterly cash dividend of $0.225 per share on the Company’s common stock. The cash dividend will be paid on January 3, 2018 to shareholders of record as of the close of business on December 13, 2017.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
General
Unless the context indicates otherwise, when we refer to “we,” “us,” “our” or the “Company” in this Form 10-Q, we are referring to Guess?, Inc. (“GUESS?”) and its subsidiaries on a consolidated basis.
Important Factors Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q, including documents incorporated by reference herein, contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may also be contained in the Company’s other reports filed under the Securities Exchange Act of 1934, as amended, in its press releases and in other documents. In addition, from time-to-time, the Company through its management may make oral forward-looking statements. These statements relate to expectations, analyses and other information based on current plans, forecasts of future results and estimates of amounts not yet determinable. These statements also relate to our goals, future prospects, global cost reduction and profitability efforts, capital allocation plans, cash needs and current business strategies and strategic initiatives. These forward-looking statements are identified by their use of terms and phrases such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “goal,” “intend,” “may,” “outlook,” “pending,” “plan,” “predict,” “project,” “should,” “strategy,” “will,” “would,” and other similar terms and phrases, including references to assumptions.
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
Business Segments
The Company’s businesses are grouped into five reportable segments for management and internal financial reporting purposes: Americas Retail, Europe, Asia, Americas Wholesale and Licensing. During the first quarter of fiscal 2018, net revenue and related costs and expenses for certain globally serviced customers were reclassified into the segment primarily responsible for the relationship. During the third quarter of fiscal 2018, segment results were also adjusted to exclude corporate performance-based compensation costs, net gains (losses) on lease terminations and asset impairment charges due to the fact that these items are no longer included in the segment results provided to the Company’s chief operating decision maker in order to allocate resources and assess performance. Accordingly, segment results have been adjusted for the nine months ended October 28, 2017 as well as the three and nine months ended October 29, 2016 to conform to the current period presentation. Management evaluates segment performance based primarily on revenues and earnings (loss) from operations before corporate performance-based compensation costs, net gains (losses) from lease terminations, asset impairment charges and restructuring charges, if any. The Americas Retail segment includes the Company’s retail and e-commerce operations in North and Central America and its retail operations in South America. The Europe segment includes the Company’s retail, e-commerce and wholesale operations in Europe and the Middle East. The Asia segment includes the Company’s retail, e-commerce and wholesale operations in Asia and the Pacific. The Americas Wholesale segment includes the Company’s wholesale operations in the Americas. The Licensing segment includes the worldwide licensing operations of the Company. The business segment operating results exclude corporate overhead costs, which consist of shared costs of the organization, net gains (losses) on lease terminations, asset impairment charges and restructuring charges. Corporate overhead costs are presented separately and generally include, among other things, the following unallocated corporate costs: accounting and finance, executive compensation, corporate performance-based compensation, facilities, global advertising and marketing, human resources, information technology and legal. Information regarding these segments is summarized in Note 8 to the Condensed Consolidated Financial Statements.

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
In addition, some of our transactions that occur primarily in Europe, Canada, South Korea, China and Mexico are denominated in U.S. dollars, Swiss francs, British pounds and Russian roubles, exposing them to exchange rate fluctuations when these transactions (such as inventory purchases) are converted to their functional currencies. As a result, fluctuations in exchange rates can impact the operating margins of our foreign operations and reported earnings (loss), largely dependent on the transaction timing and magnitude during the period that the currency fluctuates. When these foreign exchange rates weaken versus the U.S. dollar at the time U.S. dollar denominated inventory is purchased relative to the purchases of the comparable period, our product margins could be unfavorably impacted if the relative sales prices do not change. Such exchange rate fluctuations had a negative impact on our product margins in Europe during the nine months ended October 28, 2017 compared to the same prior-year period.
During the first nine months of fiscal 2018, the average U.S. dollar rate was weaker against the Canadian dollar, euro, Korean won and the Russian rouble and stronger against the Chinese yuan and Mexican peso compared to the average rate in the same prior-year period. This had an overall favorable impact on the translation of our international revenues and loss from operations for the nine months ended October 28, 2017 compared to the same prior-year period.
If the U.S. dollar strengthens relative to the respective fiscal 2017 foreign exchange rates, foreign exchange could negatively impact our revenues and operating results as well as our international cash and other balance sheet items during the remainder of fiscal 2018, particularly in Canada, Europe and Mexico.
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
We are also focused on improving the profitability of our retail business in the Americas. As more than half of our leases in Americas Retail are up for renewal or have lease exit options over the next three years, we continue to have the flexibility to further optimize our retail footprint, as appropriate, in the coming years. However, we are not restricting ourselves to waiting for these dates to close stores or renegotiate rents. For example, during the third quarter of fiscal 2018, we modified certain of our leases held with a common landlord that had original lease end dates from fiscal 2018 to fiscal 2026 to now end in fiscal 2018 through fiscal 2020, in order to accelerate the reduction of our retail store footprint in North America.
Stabilizing our Wholesale Business. We are partnering with our wholesale customers to emphasize a retail-oriented mindset and encourage the adoption of best practices, including high quality visual merchandising, frequent rotation of products and maximization of inventory turns.
Capital Allocation
The Company plans to allocate capital, including capital expenditures and working capital investments, to fund the growth of its retail and e-commerce businesses in Europe and Asia, while reducing its allocation of capital to its retail business in the Americas. In the U.S. and Canada, we plan to close approximately 70 stores and limit future store openings during fiscal 2018. Additionally, we plan to continue to invest capital in technology to improve our global structure and support our long-term growth plans. The Company’s investments in capital for the full fiscal year 2018 are planned between $85 million and $95 million. During fiscal 2018, we also expect that working capital will grow in Europe and Asia, while contracting in the Americas.
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
Other
The Company operates on a 52/53-week fiscal year calendar, which ends on the Saturday nearest to January 31 of each year. The three and nine months ended October 28, 2017 had the same number of days as the three and nine months ended October 29, 2016.

Executive Summary
Overview
Net loss attributable to Guess?, Inc. was $2.9 million, or diluted loss of $0.04 per common share, for the quarter ended October 28, 2017, compared to net earnings attributable to Guess?, Inc. of $9.1 million, or diluted earnings of $0.11 per common share, for the quarter ended October 29, 2016.
During the quarter ended October 28, 2017, the Company recognized net losses on lease terminations of $11.5 million and asset impairment charges of $2.0 million (or a combined $13.3 million after considering the related tax benefit of $0.3 million), or an unfavorable $0.16 per share impact. Excluding the impact of these items, adjusted net earnings attributable to Guess?, Inc. were $10.4 million and adjusted diluted earnings were $0.12 per common share for the quarter ended October 28, 2017. During the quarter ended October 29, 2016, the Company recognized asset impairment charges of $0.8 million (or $0.5 million after considering the related tax benefit of $0.3 million), or a minimal per share impact. Excluding the impact of the asset impairment charges and the related tax impact, adjusted net earnings attributable to Guess?, Inc. were $9.6 million and adjusted diluted earnings were $0.11 per common share for the quarter ended October 29, 2016. References to financial results excluding the impact of these items are non-GAAP measures and are addressed below under “Non-GAAP Measures.”
Highlights of the Company’s performance for the quarter ended October 28, 2017 compared to the same prior-year period are presented below, followed by a more comprehensive discussion under “Results of Operations”:
Operations

•
Total net revenue increased 3.3% to $554.1 million for the quarter ended October 28, 2017, compared to $536.3 million in the same prior-year period. In constant currency, net revenue increased by 0.6%.

•	Gross margin (gross profit as a percentage of total net revenue) increased 90 basis points to 34.5% for the quarter ended October 28, 2017, compared to 33.6% in the same prior-year period.

•
Selling, general and administrative (“SG&A”) expenses as a percentage of total net revenue (“SG&A rate”) increased 160 basis points to 32.2% for the quarter ended October 28, 2017, compared to 30.6% in the same prior-year period. SG&A expenses increased 8.7% to $178.6 million for the quarter ended October 28, 2017, compared to $164.3 million in the same prior-year period.

•	During the quarter ending October 28, 2017, the Company recognized net losses on lease terminations of $11.5 million.

•	During the quarter ended October 28, 2017, the Company recognized asset impairment charges of $2.0 million, compared to $0.8 million in the same prior-year period.

•
Operating margin decreased 300 basis points to negative 0.2% for the quarter ended October 28, 2017, from 2.8% in the same prior-year period. Net losses on lease terminations negatively impacted operating margin by 210 basis points and higher asset impairment charges negatively impacted operating margin by 20 basis points during the quarter ended October 28, 2017 compared to the same prior-year period. Loss from operations was $1.0 million for the quarter ended October 28, 2017, compared to earnings from operations of $15.1 million in the same prior-year period.

•	Other income, net (including interest income and expense) totaled $3.0 million for the quarter ended October 28, 2017, compared to $0.5 million in the same prior-year period.

•	The effective income tax rate increased by 144.9% to 182.6% for the quarter ended October 28, 2017, compared to 37.7% in the same prior-year period.

Key Balance Sheet Accounts

•
The Company had $233.1 million in cash and cash equivalents and $0.2 million in restricted cash as of October 28, 2017, compared to $349.1 million in cash and cash equivalents and $0.8 million in restricted cash at October 29, 2016.

◦	The Company invested $24.8 million to repurchase 1,919,967 of its common shares during the nine months ended October 28, 2017.

◦
During the third quarter of fiscal 2018, the Company made up-front payments of approximately $22 million related to the modification of certain lease agreements held with a common landlord in North America.

•
Accounts receivable, which consists of trade receivables relating primarily to the Company’s wholesale business in Europe and, to a lesser extent, to its wholesale businesses in the Americas and Asia, royalty receivables relating to its licensing operations, credit card and retail concession receivables related to its retail businesses and certain other receivables, increased by $18.5 million, or 8.5%, to $236.7 million as of October 28, 2017, compared to $218.2 million at October 29, 2016. On a constant currency basis, accounts receivable increased by $10.1 million, or 4.6%, when compared to October 29, 2016.

•
Inventory increased by $49.1 million, or 11.5%, to $477.2 million as of October 28, 2017, compared to $428.1 million at October 29, 2016. On a constant currency basis, inventory increased by $34.7 million, or 8.1%, when compared to October 29, 2016.

•
During the nine months ended October 28, 2017, the Company entered into capital lease obligations totaling $18.0 million related primarily to equipment used in its new European third party distribution center.

Global Store Count
In the third quarter of fiscal 2018, together with our partners, we opened 53 new stores worldwide, consisting of 26 stores in Europe and the Middle East, 20 stores in Asia and the Pacific, five stores in Central and South America, one store in the U.S. and one store in Canada. Together with our partners, we closed 44 stores worldwide, consisting of 18 stores in Asia and the Pacific, 11 stores in Europe and the Middle East, nine stores in Canada, four stores in the U.S. and two stores in Central and South America.
We ended the third quarter of fiscal 2018 with 1,653 stores worldwide, comprised as follows:

Region	Total Stores	Directly Operated Stores	Licensee Stores
United States	317	315	2
Canada	96	96	—
Central and South America	97	54	43
Total Americas	510	465	45
Europe and the Middle East	661	385	276
Asia and the Pacific	482	132	350
Total	1,653	982	671
This store count does not include 432 concessions located primarily in South Korea and Greater China, which have been excluded because of their smaller store size in relation to our standard international store size. Of the total 1,653 stores, 1,112 were full-priced GUESS? retail stores, 408 were GUESS? factory outlet stores, 72 were G by GUESS stores and 61 were MARCIANO stores.
Results of Operations
Three Months Ended October 28, 2017 and October 29, 2016
Consolidated Results
Net Revenue. Net revenue increased by $17.8 million, or 3.3%, to $554.1 million for the quarter ended October 28, 2017, compared to $536.3 million for the quarter ended October 29, 2016. In constant currency, net revenue increased by 0.6% as currency translation fluctuations relating to our foreign operations favorably impacted net revenue by $14.7 million compared to the same prior-year period. The increase in net revenue driven primarily by retail expansion in our international markets was mostly offset by negative comparable sales in Americas Retail.
Gross Margin. Gross margin increased 90 basis points to 34.5% for the quarter ended October 28, 2017, compared to 33.6% in the same prior-year period, of which 120 basis points was due to higher overall product margins, partially offset by 30 basis points due to a higher occupancy rate. The higher product margins were driven primarily by higher overall initial markups. The higher occupancy rate was driven primarily by higher retail distribution costs resulting from the relocation of the Company’s European distribution center and, to a lesser extent, the negative impact on the fixed cost structure resulting from negative comparable sales in Americas Retail, partially offset by the favorable impact from negotiated rent reductions and store closures in Americas Retail.
Gross Profit. Gross profit increased by $10.9 million, or 6.0%, to $191.1 million for the quarter ended October 28, 2017, compared to $180.2 million in the same prior-year period. The increase in gross profit, which included the favorable impact of currency translation, was due primarily to higher overall product margins. Currency translation fluctuations relating to our foreign operations favorably impacted gross profit by $5.2 million.
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
SG&A Rate. The Company’s SG&A rate increased 160 basis points to 32.2% for the quarter ended October 28, 2017, compared to 30.6% in the same prior-year period, due primarily to higher performance-based compensation costs.
SG&A Expenses. SG&A expenses increased by $14.3 million, or 8.7%, to $178.6 million for the quarter ended October 28, 2017, compared to $164.3 million in the same prior-year period. The increase, which included the unfavorable impact of currency translation, was driven primarily by higher performance-based compensation costs. Currency translation fluctuations relating to our foreign operations unfavorably impacted SG&A expenses by $4.6 million.
Net Losses on Lease Terminations. During the quarter ended October 28, 2017, the Company incurred net losses on lease terminations of $11.5 million related primarily to the modification of certain lease agreements held with a common landlord in North America. There were no net losses on lease terminations recorded during the same prior-year period. Currency translation fluctuations relating to our foreign operations unfavorably impacted net losses on lease terminations by $0.3 million.
Asset Impairment Charges. During the quarter ended October 28, 2017, the Company recognized asset impairment charges of $2.0 million, compared to $0.8 million in the same prior-year period. The higher asset impairment charges during the quarter ended October 28, 2017 related primarily to the impairment of certain retail locations in North America resulting from under-performance and expected store closures. Currency translation fluctuations relating to our foreign operations unfavorably impacted asset impairment charges by $0.1 million.
Operating Margin. Operating margin decreased 300 basis points to negative 0.2% for the quarter ended October 28, 2017, from 2.8% in the same prior-year period. Net losses on lease terminations negatively impacted operating margin by 210 basis points and higher asset impairment charges negatively impacted operating margin by 20 basis points during the quarter ended October 28, 2017 compared to the same prior-year period. Excluding the impact of these items, operating margin decreased by 70 basis points compared to the same prior-year period. Currency exchange rate fluctuations negatively impacted operating margin by approximately 10 basis points.
Earnings (Loss) from Operations.   Loss from operations was $1.0 million for the quarter ended October 28, 2017, compared to earnings from operations of $15.1 million in the same prior-year period. Currency translation fluctuations relating to our foreign operations favorably impacted loss from operations by $0.2 million.
Interest Income, Net. Interest income, net was $0.2 million for the quarter ended October 28, 2017, compared to $0.4 million for the quarter ended October 29, 2016 and includes the impact of hedge ineffectiveness of foreign exchange currency contracts designated as cash flow hedges.
Other Income, Net. Other income, net was $2.8 million for the quarter ended October 28, 2017, compared to $0.1 million in the same prior-year period. Other income, net in the quarter ended October 28, 2017 consisted primarily of unrealized gains on non-operating assets and net unrealized and realized mark-to-market revaluation gains on foreign exchange currency contracts. Other income, net in the quarter ended October 29, 2016 consisted primarily of net unrealized and realized mark-to-market revaluation gains on foreign exchange currency contracts, partially offset by net unrealized mark-to-market revaluation losses on foreign currency balances.
Income Tax Expense.  Income tax expense for the quarter ended October 28, 2017 was $3.7 million, or a 182.6% effective tax rate, compared to $5.9 million, or a 37.7% effective tax rate, in the same prior-year period. Generally, income taxes for the interim periods are computed using the tax rate estimated to be applicable for the full fiscal year, adjusted for discrete items, which is subject to ongoing review and evaluation by management. The increase in the effective income tax rate during the quarter ended October 28, 2017 compared to the same prior-year period was due primarily to more losses incurred in certain foreign jurisdictions where the Company has valuation allowances.
Net Earnings Attributable to Noncontrolling Interests. Net earnings attributable to noncontrolling interests were $1.2 million, net of taxes, for the quarter ended October 28, 2017, compared to $0.6 million, net of taxes, for the quarter ended October 29, 2016.
Net Earnings (Loss) Attributable to Guess?, Inc. Net loss attributable to Guess?, Inc. was $2.9 million for the quarter ended October 28, 2017, compared to net earnings attributable to Guess?, Inc. of $9.1 million in the same prior-year period. Diluted loss per share was $0.04 for the quarter ended October 28, 2017, compared to diluted earnings per share of $0.11 for the quarter ended October 29, 2016. During the quarter ended October 28, 2017, the Company recognized net losses on lease terminations of $11.5 million and asset impairment charges of $2.0 million (or a combined $13.3 million after considering the related tax benefit of $0.3 million), or an unfavorable $0.16 per share impact. Excluding the impact of these items, adjusted net earnings attributable to Guess?, Inc. were $10.4 million and adjusted diluted earnings were $0.12 per common share for the quarter ended October 28, 2017. We estimate that currency had a minimal impact on diluted loss per share for the quarter ended October 28, 2017. During the quarter ended October 29, 2016, the Company recognized asset impairment charges of $0.8 million (or $0.5 million after considering the related tax benefit of $0.3 million), or a minimal per share impact. Excluding the impact of the asset impairment charges and the related tax impact, adjusted net earnings attributable to Guess?, Inc. were $9.6 million and adjusted diluted earnings were $0.11 per common share for the quarter ended October 29, 2016. References to financial results excluding the impact of these items are non-GAAP measures and are addressed below under “Non-GAAP Measures.”
Information by Business Segment
The following table presents our net revenue and earnings (loss) from operations by segment for the three months ended October 28, 2017 and October 29, 2016 (dollars in thousands):

	Three Months Ended
	Oct 28, 2017	Oct 29, 2016	Change	% Change
Net revenue:
Americas Retail	$187,021	$215,862	$(28,841)	(13.4%)
Europe (1)	221,230	186,289	34,941	18.8
Asia (1)	74,322	63,617	10,705	16.8
Americas Wholesale (1)	45,636	46,785	(1,149)	(2.5)
Licensing	25,929	23,768	2,161	9.1
Total net revenue	$554,138	$536,321	$17,817	3.3%
Earnings (loss) from operations:
Americas Retail (1)	$(4,670)	$(10,505)	$5,835	55.5%
Europe (1)	6,678	11,597	(4,919)	(42.4)
Asia (1)	2,718	(1,962)	4,680	238.5
Americas Wholesale (1)	8,241	8,142	99	1.2
Licensing (1)	23,532	20,119	3,413	17.0
Total segment earnings from operations	36,499	27,391	9,108	33.3
Corporate overhead (1)	(23,942)	(11,466)	(12,476)	108.8
Net gains (losses) on lease terminations (1)	(11,494)	—	(11,494)
Asset impairments (1)	(2,018)	(802)	(1,216)
Total earnings (loss) from operations	$(955)	$15,123	$(16,078)	(106.3%)
Operating margins:
Americas Retail (1)	(2.5%)	(4.9%)
Europe (1)	3.0%	6.2%
Asia (1)	3.7%	(3.1%)
Americas Wholesale (1)	18.1%	17.4%
Licensing (1)	90.8%	84.6%
Total Company	(0.2%)	2.8%
__________________________________

(1)
During the first quarter of fiscal 2018, net revenue and related costs and expenses for certain globally serviced customers were reclassified into the segment primarily responsible for the relationship. During the third quarter of fiscal 2018, segment results were also adjusted to exclude corporate performance-based compensation costs, net gains (losses) on lease terminations and asset impairment charges due to the fact that these items are no longer included in the segment results provided to the Company’s chief operating decision maker in order to allocate resources and assess performance. Accordingly, segment results have been adjusted for the three months ended October 29, 2016 to conform to the current period presentation.

Americas Retail
Net revenue from our Americas Retail segment decreased by $28.8 million, or 13.4%, to $187.0 million for the quarter ended October 28, 2017, from $215.9 million in the same prior-year period. In constant currency, net revenue decreased by 14.3%, driven primarily by the unfavorable impact from negative comparable sales and, to a lesser extent, store closures. Comparable sales (including e-commerce) decreased 10% in U.S. dollars and 11% in constant currency. The inclusion of our e-commerce sales had a minimal impact on the comparable sales percentage in U.S. dollars and constant currency. The store base for the U.S. and Canada decreased by an average of 35 net stores during the quarter ended October 28, 2017 compared to the same prior-year period, resulting in a 6.9% net decrease in average square footage. Currency translation fluctuations relating to our non-U.S. retail stores and e-commerce sites favorably impacted net revenue by $2.1 million.
Operating margin improved 240 basis points to negative 2.5% for the quarter ended October 28, 2017, compared to negative 4.9% in the same prior-year period, driven primarily by higher gross margins due to higher product margins and, to a lesser extent, a lower occupancy rate. The higher product margins were due primarily to lower markdowns and, to a lesser extent, higher initial markups. The lower occupancy rate was driven primarily by the favorable impact from negotiated rent reductions and, to a lesser extent, store closures, partially offset by the negative impact on the fixed cost structure resulting from negative comparable sales.
Loss from operations from our Americas Retail segment improved by $5.8 million, or 55.5%, to $4.7 million for the quarter ended October 28, 2017, compared to $10.5 million in the same prior-year period. The improvement reflects the favorable impact on earnings from lower occupancy costs and lower store selling expenses driven primarily by store closures and, to a lesser extent, negotiated rent reductions, partially offset by the unfavorable impact from lower revenue.
As of October 28, 2017, we directly operated 411 stores in the U.S. and Canada, of which 315 stores were in the U.S. and 96 stores were in Canada. As of October 28, 2017, the total 411 directly operated stores were comprised of 186 GUESS? factory outlet stores, 125 full-priced GUESS? retail stores, 71 G by GUESS stores and 29 MARCIANO stores. As of October 29, 2016, we directly operated 452 stores in the U.S. and Canada, of which 341 stores were in the U.S. and 111 stores were in Canada.
Europe
Net revenue from our Europe segment increased by $34.9 million, or 18.8%, to $221.2 million for the quarter ended October 28, 2017, compared to $186.3 million in the same prior-year period. In constant currency, net revenue increased by 11.9%, driven primarily by the favorable impact from retail expansion and, to a lesser extent, higher shipments in our European wholesale business and positive comparable sales. As of October 28, 2017, we directly operated 385 stores in Europe compared to 321 stores at October 29, 2016, excluding concessions, which represents a 19.9% increase over the prior-year third quarter end. Comparable sales (including e-commerce) increased 10% in U.S. dollars and 4% in constant currency compared to the same prior-year period. The inclusion of our e-commerce sales increased the comparable sales percentage by 3% in U.S. dollars and constant currency. Currency translation fluctuations relating to our European operations favorably impacted net revenue by $12.7 million.
Operating margin decreased 320 basis points to 3.0% for the quarter ended October 28, 2017, from 6.2% in the same prior-year period, due to lower gross margins driven primarily by higher distribution costs resulting from the relocation of the Company’s European distribution center, partially offset by higher initial markups.
Earnings from operations from our Europe segment decreased by $4.9 million, or 42.4%, to $6.7 million for the quarter ended October 28, 2017, from $11.6 million in the same prior-year period, driven primarily by higher distribution costs resulting from the relocation of the Company’s European distribution center. Currency translation fluctuations relating to our European operations favorably impacted earnings from operations by $0.4 million.

Asia
Net revenue from our Asia segment increased by $10.7 million, or 16.8%, to $74.3 million for the quarter ended October 28, 2017, compared to $63.6 million in the same prior-year period. In constant currency, net revenue increased by 18.5%, driven primarily by retail expansion and, to a lesser extent, positive comparable sales. As of October 28, 2017, we and our partners operated 482 stores and 371 concessions in Asia, compared to 493 stores and 395 concessions at October 29, 2016. As of October 28, 2017, we directly operated 132 stores, compared to 95 directly operated stores at October 29, 2016. Comparable sales (including e-commerce) increased 3% in U.S. dollars and 5% in constant currency. The inclusion of our e-commerce sales increased the comparable sales percentage by 2% in U.S. dollars and constant currency. Currency translation fluctuations relating to our Asian operations unfavorably impacted net revenue by $1.0 million.
Operating margin increased 680 basis points to 3.7% for the quarter ended October 28, 2017, compared to negative 3.1% in the same prior-year period, due to higher gross margins and, to a lesser extent, a lower SG&A rate driven primarily by overall leveraging of expenses.
Earnings from operations from our Asia segment was $2.7 million for the quarter ended October 28, 2017, compared to loss from operations of $2.0 million in the same prior-year period. This improvement was driven primarily by the favorable impact on earnings from higher revenue. Currency translation fluctuations relating to our Asian operations unfavorably impacted earnings from operations by $0.3 million.
Americas Wholesale
Net revenue from our Americas Wholesale segment decreased by $1.1 million, or 2.5%, to $45.6 million for the quarter ended October 28, 2017, from $46.8 million in the same prior-year period. In constant currency, net revenue decreased by 4.5%, driven primarily by lower shipments in our U.S. wholesale business. Currency translation fluctuations relating to our non-U.S. wholesale businesses favorably impacted net revenue by $0.9 million.
Operating margin increased 70 basis points to 18.1% for the quarter ended October 28, 2017, compared to 17.4% in the same prior-year period, due to a lower SG&A rate driven primarily by slightly lower expenses and, to a lesser extent, higher gross margins.
Earnings from operations from our Americas Wholesale segment increased by $0.1 million, or 1.2%, to $8.2 million for the quarter ended October 28, 2017, compared to $8.1 million in the same prior-year period. Currency translation fluctuations relating to our non-U.S. wholesale businesses favorably impacted earnings from operations by $0.2 million.
Licensing
Net royalty revenue from our Licensing segment increased by $2.2 million, or 9.1%, to $25.9 million for the quarter ended October 28, 2017, compared to $23.8 million in the same prior-year period. The increase was driven primarily by higher sales in our eyewear and handbag categories.
Earnings from operations from our Licensing segment increased by $3.4 million, or 17.0%, to $23.5 million for the quarter ended October 28, 2017, compared to $20.1 million in the same prior-year period. The increase was driven primarily by the favorable impact to earnings from higher revenue and, to a lesser extent, lower expenses.
Corporate Overhead
Unallocated corporate overhead increased by $12.5 million to $23.9 million for the quarter ended October 28, 2017, compared to $11.5 million in the same prior-year period, driven primarily by higher performance-based compensation costs.

Nine Months Ended October 28, 2017 and October 29, 2016
Consolidated Results
Net Revenue. Net revenue increased by $56.3 million, or 3.7%, to $1.59 billion for the nine months ended October 28, 2017, compared to $1.53 billion for the nine months ended October 29, 2016. In constant currency, net revenue increased by 3.1% as currency translation fluctuations relating to our foreign operations favorably impacted net revenue by $8.6 million compared to the same prior-year period. The increase was driven primarily by retail expansion in our international markets and, to a lesser extent, from higher European wholesale shipments, partially offset by negative comparable sales in Americas Retail.
Gross Margin. Gross margin increased 40 basis points to 33.6% for the nine months ended October 28, 2017, compared to 33.2% in the same prior-year period, of which 30 basis points was due to higher overall product margins driven primarily by higher overall initial markups.
Gross Profit. Gross profit increased by $25.2 million, or 4.9%, to $533.8 million for the nine months ended October 28, 2017, compared to $508.6 million in the same prior-year period. The increase in gross profit, which included the favorable impact of currency translation, was due primarily to the favorable impact on gross profit from higher revenue. Currency translation fluctuations relating to our foreign operations favorably impacted gross profit by $2.9 million.
SG&A Rate. The Company’s SG&A rate increased 10 basis points to 32.7% for the nine months ended October 28, 2017, compared to 32.6% in the same prior-year period.
SG&A Expenses. SG&A expenses increased by $19.4 million, or 3.9%, to $519.5 million for the nine months ended October 28, 2017, compared to $500.1 million in the same prior-year period. The increase, which included the unfavorable impact of currency translation, was driven primarily by higher performance-based compensation costs. Currency translation fluctuations relating to our foreign operations unfavorably impacted SG&A expenses by $1.7 million.
Net Gains (Losses) on Lease Terminations. During the nine months ended October 28, 2017, the Company recognized net losses on lease terminations of $11.5 million, compared to net gains on lease terminations of $0.7 million in the same prior-year period. The net losses on lease terminations during the nine months ended October 28, 2017 related primarily to the modification of certain lease agreements held with a common landlord in North America. Currency translation fluctuations relating to our foreign operations unfavorably impacted net losses on lease terminations by $0.3 million.
Asset Impairment Charges. During the nine months ended October 28, 2017, the Company recognized asset impairment charges of $6.0 million, compared to $1.5 million in the same prior-year period. The higher asset impairment charges during the nine months ended October 28, 2017 related primarily to the impairment of certain retail locations in North America resulting from under-performance and expected store closures.
Restructuring Charges. There were no restructuring charges incurred during the nine months ended October 28, 2017. During the nine months ended October 29, 2016, the Company incurred restructuring charges of $6.1 million.
Operating Margin. Operating margin decreased 30 basis points to negative 0.2% for the nine months ended October 28, 2017, compared to 0.1% in the same prior-year period. Higher net losses on lease terminations unfavorably impacted operating margin by 70 basis points during the nine months ended October 28, 2017 compared to the same prior-year period. Higher asset impairment charges recorded unfavorably impacted operating margin by 30 basis points during the nine months ended October 28, 2017 compared to the same prior-year period. Restructuring charges incurred during the prior year negatively impacted operating margin by 40 basis points during the nine months ended October 29, 2016. Excluding the impact of these items, operating margin increased by 30 basis points compared to the same prior-year period. Currency exchange rate fluctuations negatively impacted operating margin by approximately 10 basis points.

Earnings (Loss) from Operations.   Loss from operations was $3.2 million for the nine months ended October 28, 2017, compared to earnings from operations of $1.7 million in the same prior-year period. Currency translation fluctuations relating to our foreign operations favorably impacted loss from operations by $0.9 million.
Interest Income, Net. Interest income, net was $1.4 million for the nine months ended October 28, 2017, compared to $0.3 million for the nine months ended October 29, 2016 and includes the impact of hedge ineffectiveness of foreign exchange currency contracts designated as cash flow hedges.
Other Income, Net. Other income, net was $3.6 million for the nine months ended October 28, 2017, compared to $26.4 million in the same prior-year period. Other income, net in the nine months ended October 28, 2017 consisted primarily of unrealized gains on non-operating assets and net unrealized mark-to-market revaluation gains on foreign currency balances, partially offset by net realized and unrealized mark-to-market revaluation losses on foreign exchange currency contracts. Other income, net in the nine months ended October 29, 2016 consisted primarily of a realized gain of $22.3 million from the sale of a minority interest investment.
Income Tax Expense.  Income tax expense for the nine months ended October 28, 2017 was $8.7 million, or a 508.6% effective tax rate, compared to $11.7 million, or a 41.1% effective tax rate, in the same prior-year period. Generally, income taxes for the interim periods are computed using the tax rate estimated to be applicable for the full fiscal year, adjusted for discrete items, which is subject to ongoing review and evaluation by management. The increase in the effective income tax rate during the nine months ended October 28, 2017 compared to the same prior-year period was due primarily to more losses incurred in certain foreign jurisdictions where the Company has valuation allowances, a shift in the distribution of earnings among the Company’s tax jurisdictions within the quarters of the current fiscal year and a lower tax rate on the gain from the sale of a minority interest investment during the same prior-year period. During the nine months ended October 28, 2017, the Company adopted authoritative guidance which requires all income tax effects of stock awards (resulting from an increase or decrease in the fair value of an award from grant date to the vesting date) to be recognized in the income statement when the awards vest or are settled. This is a change from previous guidance that required such activity to be recorded in paid-in capital within stockholders’ equity. As a result, the Company recorded tax shortfalls of approximately $0.7 million as an increase to the Company’s income tax expense during the nine months ended October 28, 2017.
Net Earnings Attributable to Noncontrolling Interests. Net earnings attributable to noncontrolling interests were $1.9 million, net of taxes, for the nine months ended October 28, 2017, compared to $0.5 million, net of taxes, for the nine months ended October 29, 2016.
Net Earnings (Loss) Attributable to Guess?, Inc. Net loss attributable to Guess?, Inc. was $8.9 million for the nine months ended October 28, 2017, compared to net earnings attributable to Guess?, Inc. of $16.2 million in the same prior-year period. Diluted loss per share was $0.12 for the nine months ended October 28, 2017, compared to diluted earnings per share of $0.19 for the nine months ended October 29, 2016. During the nine months ended October 28, 2017, the Company recognized net losses on lease terminations of $11.5 million and asset impairment charges of $6.0 million (or a combined $16.0 million after considering the related tax benefit of $1.5 million), or an unfavorable $0.20 per share impact. Excluding the impact of these items, adjusted net earnings attributable to Guess?, Inc. were $7.1 million and adjusted diluted earnings were $0.08 per common share for the nine months ended October 28, 2017. We estimate that the negative impact of currency on diluted loss per share for the nine months ended October 28, 2017 was approximately $0.02 per share. During the nine months ended October 29, 2016, the Company recognized a gain related to the sale of a minority interest investment of approximately $22.3 million and net gains on lease terminations of $0.7 million, partially offset by restructuring charges of $6.1 million, a restructuring related estimated exit tax charge of $1.9 million and asset impairment charges of $1.5 million (or a combined $14.0 million after considering the net $0.5 million related tax benefit resulting from the restructuring charges, asset impairment charges, sale of the minority interest investment and net gains on lease terminations), or a favorable $0.17 per share impact. Excluding the impact of these items, adjusted net earnings attributable to Guess?, Inc. were $2.2 million and adjusted diluted earnings were $0.02 per common share for the nine months ended October 29, 2016. References to financial results excluding the impact of these items are non-GAAP measures and are addressed below under “Non-GAAP Measures.”
Information by Business Segment
The following table presents our net revenue and earnings (loss) from operations by segment for the nine months ended October 28, 2017 and October 29, 2016 (dollars in thousands):

	Nine Months Ended
	Oct 28, 2017	Oct 29, 2016	Change	% Change
Net revenue:
Americas Retail	$561,903	$646,573	$(84,670)	(13.1%)
Europe (1)	641,833	532,847	108,986	20.5
Asia (1)	200,436	171,255	29,181	17.0
Americas Wholesale (1)	114,151	111,354	2,797	2.5
Licensing	68,088	68,066	22	0.0
Total net revenue	$1,586,411	$1,530,095	$56,316	3.7%
Earnings (loss) from operations:
Americas Retail (1)	$(33,654)	$(22,279)	$(11,375)	(51.1%)
Europe (1)	30,749	16,221	14,528	89.6
Asia (1)	5,055	(5,251)	10,306	196.3
Americas Wholesale (1)	20,011	18,211	1,800	9.9
Licensing (1)	61,019	60,325	694	1.2
Total segment earnings from operations	83,180	67,227	15,953	23.7
Corporate overhead (1)	(68,899)	(58,660)	(10,239)	17.5
Net gains (losses) on lease terminations (1)	(11,494)	695	(12,189)
Asset impairments (1)	(6,013)	(1,457)	(4,556)
Restructuring charges	—	(6,083)	6,083
Total earnings (loss) from operations	$(3,226)	$1,722	$(4,948)	287.3%
Operating margins:
Americas Retail (1)	(6.0%)	(3.4%)
Europe (1)	4.8%	3.0%
Asia (1)	2.5%	(3.1%)
Americas Wholesale (1)	17.5%	16.4%
Licensing (1)	89.6%	88.6%
Total Company	(0.2%)	0.1%
__________________________________

(1)
During the first quarter of fiscal 2018, net revenue and related costs and expenses for certain globally serviced customers were reclassified into the segment primarily responsible for the relationship. During the third quarter of fiscal 2018, segment results were also adjusted to exclude corporate performance-based compensation costs, net gains (losses) on lease terminations and asset impairment charges due to the fact that these items are no longer included in the segment results provided to the Company’s chief operating decision maker in order to allocate resources and assess performance. Accordingly, segment results have been adjusted for the nine months ended October 28, 2017 and October 29, 2016 to conform to the current period presentation.

Americas Retail
Net revenue from our Americas Retail segment decreased by $84.7 million, or 13.1%, to $561.9 million for the nine months ended October 28, 2017, from $646.6 million in the same prior-year period. In constant currency, net revenue decreased by 13.2%, driven primarily by the unfavorable impact from negative comparable sales and, to a lesser extent, store closures. Comparable sales (including e-commerce) decreased 12% in U.S. dollars and constant currency. The inclusion of our e-commerce sales had a minimal impact on the comparable sales percentage in U.S. dollars and constant currency. The store base for the U.S. and Canada decreased by an average of 22 net stores during the nine months ended October 28, 2017 compared to the same prior-year period, resulting in a 4.1% net decrease in average square footage. Currency translation fluctuations relating to our non-U.S. retail stores and e-commerce sites favorably impacted net revenue by $0.8 million.

Operating margin deteriorated 260 basis points to negative 6.0% for the nine months ended October 28, 2017, from negative 3.4% in the same prior-year period. This deterioration was due to lower gross margins and, to a lesser extent, a higher SG&A rate driven primarily by the negative impact on the fixed cost structure resulting from negative comparable sales.
Loss from operations from our Americas Retail segment deteriorated by $11.4 million, or 51.1%, to $33.7 million for the nine months ended October 28, 2017, from $22.3 million in the same prior-year period. The deterioration reflects the unfavorable impact on earnings from negative comparable sales.
Europe
Net revenue from our Europe segment increased by $109.0 million, or 20.5%, to $641.8 million for the nine months ended October 28, 2017, compared to $532.8 million in the same prior-year period. In constant currency, net revenue increased by 19.0%, driven primarily by the favorable impact from retail expansion and, to a lesser extent, from higher shipments in our European wholesale business and positive comparable sales. Comparable sales (including e-commerce) increased 7% in U.S. dollars and 6% in constant currency compared to the same prior-year period. The inclusion of our e-commerce sales increased the comparable sales percentage by 3% in U.S. dollars and constant currency. Currency translation fluctuations relating to our European operations favorably impacted net revenue by $7.7 million.
Operating margin increased 180 basis points to 4.8% for the nine months ended October 28, 2017, compared to 3.0% in the same prior-year period, due to a lower SG&A rate, partially offset by lower gross margins. The lower SG&A rate was driven primarily by the favorable impact on the fixed cost structure resulting from overall leveraging of expenses. The lower gross margins were driven primarily by higher distribution costs resulting from the relocation of the Company’s European distribution center, partially offset by higher initial markups.
Earnings from operations from our Europe segment increased by $14.5 million, or 89.6%, to $30.7 million for the nine months ended October 28, 2017, compared to $16.2 million in the same prior-year period. The increase was driven primarily by the favorable impact on earnings from higher revenue, partially offset by higher occupancy costs due to retail expansion and, to a lesser extent, higher distribution costs resulting from the relocation of the Company’s European distribution center. Currency translation fluctuations relating to our European operations favorably impacted earnings from operations by $1.2 million.
Asia
Net revenue from our Asia segment increased by $29.2 million, or 17.0%, to $200.4 million for the nine months ended October 28, 2017, compared to $171.3 million in the same prior-year period. In constant currency, net revenue increased by 17.1%, driven primarily by retail expansion and, to a lesser extent, positive comparable sales. Comparable sales (including e-commerce) increased 4% in U.S. dollars and constant currency compared to the same prior-year period. The inclusion of our e-commerce sales increased the comparable sales percentage by 1% in U.S. dollars and 2% in constant currency. Currency translation fluctuations relating to our Asian operations unfavorably impacted net revenue by $0.1 million.
Operating margin increased 560 basis points to 2.5% for the nine months ended October 28, 2017, compared to negative 3.1% in the same prior-year period. The improvement in operating margin was driven primarily by higher gross margins and, to a lesser extent, a lower SG&A rate driven primarily by overall leveraging of expenses.
Earnings from operations from our Asia segment were $5.1 million for the nine months ended October 28, 2017, compared to loss from operations of $5.3 million in the same prior-year period, driven primarily by the favorable impact on earnings from higher revenue.
Americas Wholesale
Net revenue from our Americas Wholesale segment increased by $2.8 million, or 2.5%, to $114.2 million for the nine months ended October 28, 2017, compared to $111.4 million in the same prior-year period. In constant currency, net revenue increased by 2.3%, driven primarily by higher shipments in our Mexico wholesale business. Currency translation fluctuations relating to our non-U.S. wholesale businesses favorably impacted net revenue by $0.2 million.

Operating margin increased 110 basis points to 17.5% for the nine months ended October 28, 2017, compared to 16.4% in the same prior-year period, due to higher gross margins.
Earnings from operations from our Americas Wholesale segment increased by $1.8 million, or 9.9%, to $20.0 million for the nine months ended October 28, 2017, compared to $18.2 million in the same prior-year period, driven primarily by the favorable impact on earnings from higher gross margins and higher revenue.
Licensing
Net royalty revenue from our Licensing segment was relatively flat at $68.1 million for each of the nine months ended October 28, 2017 and October 29, 2016.
Earnings from operations from our Licensing segment increased by $0.7 million, or 1.2%, to $61.0 million for the nine months ended October 28, 2017, compared to $60.3 million in the same prior-year period. The increase was driven by the favorable impact to earnings from lower expenses.
Corporate Overhead
Unallocated corporate overhead increased by $10.2 million to $68.9 million for the nine months ended October 28, 2017, compared to $58.7 million in the same prior-year period, driven primarily by higher performance-based compensation costs.
Non-GAAP Measures
The Company’s reported financial results are presented in accordance with GAAP. The reported net loss attributable to Guess?, Inc. and diluted loss per share for the three and nine months ended October 28, 2017 reflect the impact of net losses on lease terminations, asset impairment charges and the related tax impacts. The reported net earnings attributable to Guess?, Inc. and diluted earnings per share for the three and nine months ended October 29, 2016 reflect the impact of a gain related to the sale of a minority interest investment, net gains on lease terminations, restructuring charges, a restructuring related estimated exit tax charge, asset impairment charges and the tax effects of these adjustments, where applicable. These items affect the comparability of the Company’s reported results. The financial results are also presented on a non-GAAP basis, as defined in Section 10(e) of Regulation S-K of the SEC, to exclude the effect of these items. The Company believes that these “non-GAAP” or “adjusted” financial measures are useful for investors to evaluate the comparability of the Company’s operating results and its future outlook when reviewed in conjunction with the Company’s GAAP financial statements. The non-GAAP measures are provided in addition to, and not as alternatives for, the Company’s reported GAAP results.
The adjusted measures for the three months ended October 28, 2017 exclude the impact of net losses on lease terminations of $11.5 million and asset impairment charges of $2.0 million. The net losses on lease terminations related primarily to the modification of certain lease agreements held with a common landlord in North America. The asset impairment charges related primarily to the impairment of certain retail locations in North America resulting from under-performance and expected store closures. These items resulted in a combined $13.3 million impact (after considering the related tax benefit of $0.3 million), or an unfavorable $0.16 per share impact during the three months ended October 28, 2017. Net loss attributable to Guess?, Inc. was $2.9 million and diluted loss was $0.04 per common share for the three months ended October 28, 2017. Excluding the impact of these items, adjusted net earnings attributable to Guess?, Inc. were $10.4 million and adjusted diluted earnings were $0.12 per common share for the three months ended October 28, 2017.
The adjusted measures for the nine months ended October 28, 2017 exclude the impact of net losses on lease terminations of $11.5 million and asset impairment charges of $6.0 million. The asset impairment charges related primarily to the impairment of certain retail locations in North America resulting from under-performance and expected store closures. These items resulted in a combined $16.0 million impact (after considering the related tax benefit of $1.5 million), or an unfavorable $0.20 per share impact during the nine months ended October 28, 2017. Net loss attributable to Guess?, Inc. was $8.9 million and diluted loss was $0.12 per common share for the nine months ended October 28, 2017. Excluding the impact of these items, adjusted net earnings attributable to

Guess?, Inc. were $7.1 million and adjusted diluted earnings were $0.08 per common share for the nine months ended October 28, 2017.
The adjusted measures for the three months ended October 29, 2016 exclude the impact of asset impairment charges of $0.8 million related primarily to the impairment of certain retail locations in North America resulting from under-performance and expected store closures. During the three months ended October 29, 2016, asset impairment charges resulted in a $0.5 million impact (after considering the related tax benefit of $0.3 million), or a minimal per share impact. Net earnings attributable to Guess?, Inc. were $9.1 million and diluted earnings were $0.11 per share for the three months ended October 29, 2016. Excluding the impact of the asset impairment charges and the related tax impact, adjusted net earnings attributable to Guess?, Inc. were $9.6 million and adjusted diluted earnings were $0.11 per common share for the three months ended October 29, 2016.
The adjusted measures for the nine months ended October 29, 2016 exclude the impact of a gain related to the sale of a minority interest investment of $22.3 million, net gains on lease terminations of $0.7 million, restructuring charges of $6.1 million, a restructuring related estimated exit tax charge of $1.9 million and asset impairment charges of $1.5 million. The net gains on lease terminations related primarily to the early termination of certain lease agreements in Europe. During the first quarter of fiscal 2017, the Company implemented a global cost reduction and restructuring plan to better align its global cost and organizational structure with its current strategic initiatives. This plan included the consolidation and streamlining of the Company’s business processes and a reduction in its global workforce and other expenses. During the nine months ended October 29, 2016, the Company also recognized impairment charges related primarily to the impairment of certain retail locations in North America resulting from under-performance and expected store closures. These items resulted in a combined $14.0 million impact (after considering the net $0.5 million tax benefit resulting from the restructuring charges, asset impairment charges, sale of the minority interest investment and net gains on lease terminations), or a favorable $0.17 per share impact during the nine months ended October 29, 2016. Net earnings attributable to Guess?, Inc. were $16.2 million and diluted earnings were $0.19 per common share for the nine months ended October 29, 2016. Excluding the impact of these items, adjusted net earnings attributable to Guess?, Inc. were $2.2 million and adjusted diluted earnings were $0.02 per common share for the nine months ended October 29, 2016.
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

Liquidity and Capital Resources
We need liquidity globally primarily to fund our working capital, occupancy costs, the expansion, remodeling and rationalization of our retail stores, shop-in-shop programs, concessions, systems, infrastructure, other existing operations, international growth, and potential acquisitions and investments. In addition, in the U.S. we need liquidity to fund share repurchases and payment of dividends to our stockholders. Generally, our working capital needs are highest during the late summer and fall as our inventories increase before the holiday selling period. During the nine months ended October 28, 2017, the Company relied primarily on trade credit, available cash, real estate and other operating leases, capital leases, proceeds from short-term lines of credit and internally generated funds to finance our operations, payment of dividends, share repurchases and expansion. The Company anticipates that we will be able to satisfy our ongoing cash requirements during the next twelve months for working capital, capital expenditures, payments on our debt, capital leases and operating leases as well as lease termination payments, potential acquisitions and investments, share repurchases and dividend payments to stockholders, primarily with cash flow from operations and existing cash balances supplemented by borrowings under our existing Credit Facility in the U.S. and Canada as well as bank facilities in Europe, as described below under “—Borrowings and Capital Lease Obligations.”
As of October 28, 2017, the Company had cash and cash equivalents of $233.1 million, of which approximately $37.5 million was held in the U.S. As of October 28, 2017, we have not provided for U.S. federal and state income taxes on the undistributed earnings of our foreign subsidiaries, since such earnings are considered indefinitely reinvested outside the U.S. If in the future we decide to repatriate such earnings, we would incur incremental U.S. federal and state income taxes, reduced by allowable foreign tax credits. However, our intent is to keep these funds indefinitely reinvested outside of the U.S. and our current plans do not indicate a need to repatriate them to fund our U.S. cash requirements. Due to the complexities associated with the hypothetical calculation, including the availability of foreign tax credits, it is not practicable to determine the unrecognized deferred tax liability related to the undistributed earnings.
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
The Company has presented below the cash flow performance comparison of the nine months ended October 28, 2017, versus the nine months ended October 29, 2016. As a result of the adoption of new authoritative guidance during the first quarter of fiscal 2018, which impacted the classification of certain cash receipts and cash payments in the statement of cash flows, the amounts related to cash flows from operating and financing activities as well as the effect of exchange rates on cash, cash equivalents and restricted cash have been updated for the nine months ended October 29, 2016 to conform to the current period presentation. Refer to Note 1 to the Condensed Consolidated Financial Statements for further description of these changes.

Operating Activities
Net cash used in operating activities was $34.2 million for the nine months ended October 28, 2017, compared to $30.2 million for the nine months ended October 29, 2016, or a deterioration of $4.0 million. This deterioration was driven primarily by lower cash flows generated from net earnings, partially offset by the favorable impact of changes in working capital for the nine months ended October 28, 2017 compared to the same prior-year period. Net cash used in operating activities for the nine months ended October 28, 2017 includes the impact from up-front payments of approximately $22 million related to the modification of certain lease agreements held with a common landlord in North America during the third quarter of fiscal 2018.
Investing Activities
Net cash used in investing activities was $68.6 million for the nine months ended October 28, 2017, compared to $25.4 million for the nine months ended October 29, 2016. Net cash used in investing activities related primarily to capital expenditures incurred on retail expansion, investments in technology infrastructure and existing store remodeling programs. In addition, the cost of any business acquisitions, purchases of other assets and investments, settlement of forward exchange currency contracts and proceeds from disposition of long-term assets are also included in cash flows used in investing activities.
The increase in cash used in investing activities was driven primarily by prior-year proceeds from the sale of long-term assets. During the nine months ended October 28, 2017, the Company opened 92 directly operated stores compared to 87 directly operated stores that were opened in the comparable prior-year period.
Financing Activities
Net cash used in financing activities was $82.3 million for the nine months ended October 28, 2017, compared to $45.2 million for the nine months ended October 29, 2016. Net cash used in financing activities related primarily to the payment of dividends and repurchases of shares of the Company’s common stock during the nine months ended October 28, 2017. In addition, payments related to capital distributions to noncontrolling interests, borrowings, capital lease obligations, issuance of common stock under our equity plan and debt issuance costs, purchase of redeemable noncontrolling interest and proceeds from borrowings and capital contributions from noncontrolling interests are also included in cash flows used in financing activities.
The increase in cash used in financing activities was driven primarily by repurchases of shares of the Company’s common stock during the nine months ended October 28, 2017 and prior-year proceeds from the Company’s ten-year $21.5 million real estate secured loan entered into during the nine months ended October 29, 2016.
Effect of Exchange Rates on Cash, Cash Equivalents and Restricted Cash
During the nine months ended October 28, 2017, changes in foreign currency translation rates increased our reported cash, cash equivalents and restricted cash balance by $20.8 million. This compares to an increase of $4.8 million in cash, cash equivalents and restricted cash driven by changes in foreign currency translation rates during the nine months ended October 29, 2016.
Working Capital
As of October 28, 2017, the Company had net working capital (including cash and cash equivalents) of $616.6 million, compared to $698.6 million at January 28, 2017 and $691.0 million at October 29, 2016. The Company’s primary working capital needs are for accounts receivable and inventory. Accounts receivable increased by $18.5 million, or 8.5%, to $236.7 million as of October 28, 2017, compared to $218.2 million at October 29, 2016. The accounts receivable balance consists of trade receivables relating primarily to the Company’s wholesale business in Europe and, to a lesser extent, to its wholesale businesses in the Americas and Asia, royalty receivables relating to its licensing operations, credit card and retail concession receivables related to its retail businesses and certain other receivables. On a constant currency basis, accounts receivable increased by $10.1 million, or 4.6%, when compared to October 29, 2016. The increase was driven primarily by higher European wholesale shipments during the nine months ended October 28, 2017 compared to the same prior-year period. As of October 28, 2017, approximately 54% of our total net trade receivables and 76% of our European net trade receivables were subject to credit insurance coverage, certain bank guarantees or letters of credit for collection purposes. Our credit insurance coverage contains certain terms and conditions specifying deductibles and annual claim limits. Inventory increased by $49.1 million, or 11.5%, to $477.2 million as of October 28, 2017, compared to $428.1 million at October 29, 2016. On a constant currency basis, inventory increased by $34.7 million, or 8.1%, when compared to October 29, 2016, driven primarily by retail expansion in our international markets, partially offset by lower inventory in Americas Retail.
Dividends
During the first quarter of fiscal 2008, the Company announced the initiation of a quarterly cash dividend of $0.06 per share of the Company’s common stock. Since that time, the Company has continued to pay a quarterly cash dividend, which has subsequently increased to $0.225 per common share.
On November 21, 2017, the Company announced a regular quarterly cash dividend of $0.225 per share on the Company’s common stock. The cash dividend will be paid on January 3, 2018 to shareholders of record as of the close of business on December 13, 2017.
The payment of cash dividends in the future will be at the discretion of our Board of Directors and will be based upon a number of business, legal and other considerations, including our cash flow from operations, capital expenditures, debt service and covenant requirements, cash paid for income taxes, earnings, share repurchases, economic conditions and U.S. and global liquidity.
Share Repurchases
On June 26, 2012, the Company’s Board of Directors authorized a program to repurchase, from time-to-time and as market and business conditions warrant, up to $500 million of the Company’s common stock. Repurchases under the program may be made on the open market or in privately negotiated transactions, pursuant to Rule 10b5-1 trading plans or other available means. There is no minimum or maximum number of shares to be repurchased under the program, which may be discontinued at any time, without prior notice. During the nine months ended October 28, 2017, the Company repurchased 1,919,967 shares under the program at an aggregate cost of $24.8 million. The Company repurchased 1,485,195 at an aggregate cost of $17.8 million during the three months ended April 29, 2017 and an additional 434,772 shares at an aggregate cost of $7.0 million during the three months ended October 28, 2017. There were no share repurchases during the three and nine months ended October 29, 2016. As of October 28, 2017, the Company had remaining authority under the program to purchase $423.5 million of its common stock.
Capital Expenditures
Gross capital expenditures totaled $65.3 million, before deducting lease incentives of $6.0 million, for the nine months ended October 28, 2017. The Company also acquired assets under capital leases totaling $18.0 million during the nine months ended October 28, 2017. For the nine months ended October 29, 2016, gross capital expenditures totaled $66.8 million, before deducting lease incentives of $5.1 million.
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
Borrowings and Capital Lease Obligations
Credit Facilities
On June 23, 2015, the Company entered into a five-year senior secured asset-based revolving credit facility with Bank of America, N.A. and the other lenders party thereto (the “Credit Facility”). The Credit Facility provides for a borrowing capacity in an amount up to $150 million, including a Canadian sub-facility up to $50 million, subject to a borrowing base. Based on applicable accounts receivable, inventory, eligible cash balances and relevant covenant restrictions as of October 28, 2017, the Company could have borrowed up to $123 million under the Credit Facility. The Credit Facility has an option to expand the borrowing capacity by up to $150 million subject to certain terms and conditions, including the willingness of existing or new lenders to assume such increased amount. The Credit Facility is available for direct borrowings and the issuance of letters of credit, subject to certain letters of credit sublimits, and may be used for working capital and other general corporate purposes.
All obligations under the Credit Facility are unconditionally guaranteed by the Company and the Company’s existing and future domestic and Canadian subsidiaries, subject to certain exceptions, and are secured by a first priority lien on substantially all of the assets of the Company and such domestic and Canadian subsidiaries, as applicable.
Direct borrowings under the Credit Facility made by the Company and its domestic subsidiaries shall bear interest at the U.S. base rate plus an applicable margin (varying from 0.25% to 0.75%) or at LIBOR plus an applicable margin (varying from 1.25% to 1.75%). The U.S. base rate is based on the greater of (i) the U.S. prime rate, (ii) the federal funds rate, plus 0.5%, and (iii) LIBOR for a 30 day interest period, plus 1.0%. Direct borrowings under the Credit Facility made by the Company’s Canadian subsidiaries shall bear interest at the Canadian prime rate plus an applicable margin (varying from 0.25% to 0.75%) or at the Canadian BA rate plus an applicable margin (varying from 1.25% to 1.75%). The Canadian prime rate is based on the greater of (i) the Canadian prime rate, (ii) the Bank of Canada overnight rate, plus 0.5%, and (iii) the Canadian BA rate for a one month interest period, plus 1.0%. The applicable margins are calculated quarterly and vary based on the average daily availability of the aggregate borrowing base. The Company is also obligated to pay certain commitment, letter of credit and other fees customary for a credit facility of this size and type. As of October 28, 2017, the Company had $1.0 million in outstanding standby letters of credit, no outstanding documentary letters of credit and no outstanding borrowings under the Credit Facility.
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
The Company, through its European subsidiaries, maintains short-term uncommitted borrowing agreements, primarily for working capital purposes, with various banks in Europe. The majority of the borrowings under these agreements are secured by specific accounts receivable balances. Based on the applicable accounts receivable balances as of October 28, 2017, the Company could have borrowed up to $69.2 million under these agreements. As of October 28, 2017, the Company had no outstanding borrowings or outstanding documentary letters of credit under these agreements. The agreements are denominated primarily in euros and provide for annual interest rates ranging from 0.5% to 4.6%. The maturities of any short-term borrowings under these arrangements are generally linked to the credit terms of the underlying accounts receivable that secure the borrowings. With the exception of one facility for up to $40.6 million that has a minimum net equity requirement, there are no other financial ratio covenants.

Mortgage Debt
On February 16, 2016, the Company entered into a ten-year $21.5 million real estate secured loan (the “Mortgage Debt”). The Mortgage Debt is secured by the Company’s U.S. distribution center based in Louisville, Kentucky and provides for monthly principal and interest payments based on a 25-year amortization schedule, with the remaining principal balance and any accrued and unpaid interest due at maturity. Outstanding principal balances under the Mortgage Debt bear interest at the one-month LIBOR rate plus 1.5%. As of October 28, 2017, outstanding borrowings under the Mortgage Debt, net of debt issuance costs of $0.1 million, were $20.5 million. At January 28, 2017, outstanding borrowings under the Mortgage Debt, net of debt issuance costs of $0.1 million, were $20.9 million.
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
On February 16, 2016, the Company also entered into a separate interest rate swap agreement, designated as a cash flow hedge, that resulted in a swap fixed rate of approximately 3.06%. This interest rate swap agreement matures in January 2026 and converts the nature of the Mortgage Debt from LIBOR floating-rate debt to fixed-rate debt. The fair value of the interest rate swap asset as of October 28, 2017 and January 28, 2017 was approximately $0.8 million and $0.9 million, respectively.
Capital Lease Obligations
During the nine months ended October 28, 2017, the Company began the relocation of its European distribution center to the Netherlands. As a result, the Company entered into a capital lease of $16.5 million for equipment used in the new facility. The capital lease provides for monthly minimum lease payments through May 2027 and has an effective interest rate of approximately 6%. As of October 28, 2017, the capital lease obligation was $15.9 million.
During the nine months ended October 28, 2017, the Company also entered into a capital lease for $1.5 million related primarily to computer hardware and software. As of October 28, 2017, this capital lease obligation was $1.4 million.
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
As a non-qualified pension plan, no dedicated funding of the SERP is required; however, the Company has made periodic payments into insurance policies held in a rabbi trust to fund the expected obligations arising under the non-qualified SERP. The amount of any future payments into the insurance policies, if any, may vary depending on investment performance of the trust. The cash surrender values of the insurance policies were $62.8 million and $58.6 million as of October 28, 2017 and January 28, 2017, respectively, and were included in other assets in the Company’s condensed consolidated balance sheets. As a result of changes in the value of the insurance policy investments, the Company recorded unrealized gains of $1.6 million and $5.5 million in other income during the three and nine months ended October 28, 2017, respectively, and unrealized gains (losses) of $(0.5) million and $4.6 million in other income and expense during the three and nine months ended October 29, 2016, respectively. The projected benefit obligation was $53.6 million and $53.5 million as of October 28, 2017 and January 28, 2017, respectively, and was included in accrued expenses and other long-term liabilities in the Company’s condensed consolidated balance sheets depending on the expected timing of payments. SERP benefit payments of $0.4 million and $1.3 million were made during the three and nine months ended October 28, 2017, respectively. SERP benefit payments of $0.4 million and $1.3 million were made during the three and nine months ended October 29, 2016, respectively.
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
U.S. and Canada Backlog. Our U.S. and Canadian wholesale backlog as of November 27, 2017, consisting primarily of orders for fashion apparel, was $36.9 million in constant currency, compared to $38.5 million at November 28, 2016, a decrease of 4.3%.
Europe Backlog. As of November 26, 2017, the European wholesale backlog was €206.0 million, compared to €172.8 million at November 27, 2016, an increase of 19.2%. The backlog as of November 26, 2017 is comprised of sales orders for the Fall/Winter 2017, Spring/Summer 2018 and Fall/Winter 2018 seasons.
Application of Critical Accounting Policies
Our critical accounting policies reflecting our estimates and judgments are described in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the year ended January 28, 2017 filed with the SEC on March 27, 2017. There have been no significant changes to our critical accounting policies during the nine months ended October 28, 2017.
Recently Issued Accounting Guidance
In May 2014, the Financial Accounting Standards Board (“FASB”) issued a comprehensive new revenue recognition standard which will supersede previous existing revenue recognition guidance. The standard is intended to clarify the principles of recognizing revenue and create common revenue recognition guidance between GAAP and International Financial Reporting Standards. The standard also requires expanded disclosures surrounding revenue recognition. During fiscal 2017, the FASB issued additional clarification guidance on the new revenue recognition standard which also included certain scope improvements and practical expedients. The standard (including clarification guidance issued) is effective for fiscal periods beginning after December 15, 2017, which will be the Company’s first quarter of fiscal 2019, and allows for either full retrospective or modified retrospective adoption, with early adoption permitted. The Company plans to adopt this guidance using the modified retrospective method beginning in the first quarter of fiscal 2019. The Company’s assessment efforts to date have included reviewing current revenue processes, arrangements and accounting policies to identify potential differences that could arise from the application of this standard on its consolidated financial statements and related disclosures. The Company expects the differences to relate primarily to the classification and timing of when revenue and certain expenses are recognized from its licensing business, loyalty programs and gift card breakage. The Company also expects revenue related to its e-commerce operations to be recognized when merchandise is transferred to a common carrier rather than upon receipt by the customer. The Company is continuing to evaluate the financial impact of the adoption of this standard on its consolidated financial statements and related disclosures.
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
In March 2017, the FASB issued authoritative guidance related to the presentation of net periodic pension cost in the income statement. This guidance requires that the service cost component of net periodic pension cost is presented in the same line as other compensation costs arising from services rendered by the employees during the period. The other non-service components of net periodic pension cost are required to be presented in the income statement separately from the service cost component and outside of earnings from operations. This guidance also allows for the service cost component to be eligible for capitalization when applicable. This guidance is effective for fiscal years beginning after December 15, 2017, which will be the Company’s first quarter of fiscal 2019, and requires retrospective adoption for the presentation of the service cost component and other non-service components of net periodic pension cost in the income statement and prospective adoption for capitalization of the service cost component. Early adoption is permitted at the beginning of a fiscal year. Other than the change in presentation of other non-service components of net periodic pension cost within the Company’s consolidated statements of income, the adoption of this guidance is not expected to have an impact on the Company’s consolidated financial statements and related disclosures.
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
Exchange Rate Risk
More than half of product sales and licensing revenue recorded for the nine months ended October 28, 2017 were denominated in currencies other than the U.S. dollar. The Company’s primary exchange rate risk relates to operations in Europe, Canada, South Korea, China and Mexico. Changes in currencies affect our earnings in various ways. For further discussion on currency-related risk, please refer to our risk factors under “Part I, Item 1A. Risk Factors” contained in the Company’s most recent Annual Report on Form 10-K for the fiscal year ended January 28, 2017.
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
Foreign Exchange Currency Contracts Designated as Cash Flow Hedges
During the nine months ended October 28, 2017, the Company purchased U.S. dollar forward contracts in Europe and Canada totaling US$108.7 million and US$20.8 million, respectively, that were designated as cash flow hedges. As of October 28, 2017, the Company had forward contracts outstanding for its European and Canadian operations of US$140.6 million and US$44.4 million, respectively, to hedge forecasted merchandise purchases and intercompany royalties, which are expected to mature over the next 15 months. The Company’s foreign exchange currency contracts are recorded in its condensed consolidated balance sheet at fair value based on quoted market rates. Changes in the fair value of the U.S. dollar forward contracts, designated as cash flow hedges for forecasted merchandise purchases, are recorded as a component of accumulated other comprehensive income (loss) within stockholders’ equity and are recognized in cost of product sales in the period which approximates the time the hedged merchandise inventory is sold. Changes in the fair value of the U.S. dollar forward contracts, designated as cash flow hedges for forecasted intercompany royalties, are recorded as a component of accumulated other comprehensive income (loss) within stockholders’ equity and are recognized in other income and expense in the period in which the royalty expense is incurred.
As of October 28, 2017, accumulated other comprehensive income (loss) related to foreign exchange currency contracts included a net unrealized loss of approximately $6.3 million, net of tax, of which $4.7 million will be recognized in cost of product sales or other expense over the following 12 months, at the then current values on a pre-tax basis, which can be different than the current quarter-end values. As of October 28, 2017, the net unrealized loss of the remaining open forward contracts recorded in the Company’s condensed consolidated balance sheet was approximately $3.7 million.
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
Derivatives Not Designated as Hedging Instruments
The Company also has foreign exchange currency contracts that are not designated as hedging instruments for accounting purposes. Changes in fair value of foreign exchange currency contracts not designated as hedging instruments are reported in net earnings (loss) as part of other income and expense. For the nine months ended October 28, 2017, the Company recorded a net loss of $5.7 million for its euro and Canadian dollar foreign exchange currency contracts not designated as hedges, which has been included in other expense. As of October 28, 2017, the Company had euro foreign exchange currency contracts to purchase US$70.8 million and Canadian dollar foreign exchange currency contracts to purchase US$16.6 million expected to mature over the next 11 months. As of October 28, 2017, the net unrealized loss of these open forward contracts recorded in the Company’s condensed consolidated balance sheet was approximately $1.1 million.
At January 28, 2017, the Company had euro foreign exchange currency contracts to purchase US$81.4 million and Canadian dollar foreign exchange currency contracts to purchase US$13.9 million. At January 28, 2017, the net unrealized gain of these open forward contracts recorded in the Company’s condensed consolidated balance sheet was approximately $3.6 million.
Sensitivity Analysis
As of October 28, 2017, a sensitivity analysis of changes in foreign currencies when measured against the U.S. dollar indicates that, if the U.S. dollar had uniformly weakened by 10% against all of the U.S. dollar denominated foreign exchange derivatives totaling US$272.4 million, the fair value of the instruments would have decreased by $30.3 million. Conversely, if the U.S. dollar uniformly strengthened by 10% against all of the

U.S. dollar denominated foreign exchange derivatives, the fair value of these instruments would have increased by $24.8 million. Any resulting changes in the fair value of the hedged instruments may be partially offset by changes in the fair value of certain balance sheet positions (primarily U.S. dollar denominated liabilities in our foreign operations) impacted by the change in the foreign currency rate. The ability to reduce the exposure of currencies on earnings depends on the magnitude of the derivatives compared to the balance sheet positions during each reporting cycle.
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
As of October 28, 2017, accumulated other comprehensive income (loss) related to the interest rate swap agreement included a net unrealized gain of approximately $0.5 million, net of tax, which will be recognized in interest expense after the following 12 months, at the then current values on a pre-tax basis, which can be different than the current quarter-end values. As of October 28, 2017, the net unrealized gain of the interest rate swap recorded in the Company’s condensed consolidated balance sheet was approximately $0.8 million.
At January 28, 2017, the net unrealized gain of the interest rate swap recorded in the Company’s condensed consolidated balance sheet was approximately $0.9 million.
Sensitivity Analysis
As of October 28, 2017, approximately 92% of the Company’s total indebtedness related to a real estate secured term loan and capital lease obligations. The real estate secured term loan is covered by a separate interest rate swap agreement with a swap fixed interest rate of approximately 3.06% that matures in January 2026. The interest rate swap agreement is designated as a cash flow hedge and converts the nature of the Company’s real estate secured term loan from LIBOR floating-rate debt to fixed-rate debt. The capital lease obligations are based on fixed interest rates derived from the respective agreements.
The Company’s remaining indebtedness is at variable rates of interest. Accordingly, changes in interest rates would impact the Company’s results of operations in future periods. A 100 basis point increase in interest rates would have had an insignificant effect on interest expense for the nine months ended October 28, 2017.
The fair value of the Company’s debt instruments are based on the amount of future cash flows associated with each instrument discounted using the Company’s incremental borrowing rate. As of October 28, 2017 and January 28, 2017, the carrying value of all financial instruments was not materially different from fair value, as the interest rates on the Company’s debt approximated rates currently available to the Company.

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
There was no change in our internal control over financial reporting during the third quarter of fiscal 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
The Company has received customs tax assessment notices from the Italian Customs Agency regarding its customs tax audit of one of the Company’s European subsidiaries for the period from July 2010 through December 2012. Such assessments totaled €9.8 million ($11.4 million), including potential penalties and interest. The Company strongly disagrees with the positions that the Italian Customs Agency has taken and therefore filed appeals with the Milan First Degree Tax Court (“MFDTC”). In May 2015, the MFDTC issued a judgment in favor of the Company in relation to the first set of appeals (covering the period through September 2010) and canceled the related assessments totaling €1.7 million ($1.9 million). In November 2015, the Italian Customs Agency notified the Company of its intent to appeal this first MFDTC judgment. During fiscal 2017, the Appeals Court ruled in favor of the Company and rejected the appeal by the Italian Customs Agency on the first MFDTC judgment. During fiscal 2017, the MFDTC also issued judgments in favor of the Company in relation to the second through seventh set of appeals (covering the period from October 2010 through December 2012) and canceled the related assessments totaling €8.1 million ($9.5 million). Subsequently, the Italian Customs Agency has appealed the majority of these favorable MFDTC judgments, as well as certain of the Appeals Court judgments. While these MFDTC judgments have been favorable to the Company, there can be no assurances that the Italian Customs Agency will not be successful in its remaining appeals. It also continues to be possible that the Company will receive similar or even larger assessments for periods subsequent to December 2012 or other claims or charges related to the matter in the future. Although the Company believes that it has a strong position and will continue to vigorously defend this matter, it is unable to predict with certainty whether or not these efforts will ultimately be successful or whether the outcome will have a material impact on the Company’s financial position or results of operations.
On June 6, 2017, the European Commission notified the Company that it has initiated proceedings to investigate whether certain of the Company’s practices and agreements concerning the distribution of apparel and accessories within the European Union breach European Union competition rules related to cross-border transactions, internet sales limitations and resale price restrictions. The initiation of the proceedings does not mean that the European Commission has made a definitive conclusion regarding whether the Company breached any rules. The Company has cooperated and plans to continue to cooperate with the European Commission, including through responses to requests for information and through changes to certain business practices and agreements, as appropriate. If a violation is ultimately found, a broad range of remedies is potentially available to the European Commission, including imposing a fine and/or injunctive relief prohibiting or restricting certain business practices. As of November 6, 2017, the Company and the European Commission agreed to begin a settlement discussion process to determine if the parties can mutually agree on an outcome of the proceedings. Those discussions are still in a preliminary stage. At this point, the Company is unable to predict the timing or outcome of these proceedings, including the magnitude of any potential fine. However, the Company does not currently believe that any changes to its business practices or agreements made in connection with this proceeding will have a material impact on its ongoing business operations within the European Union.
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

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
Items (a) and (b) are not applicable.
Item (c).  Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
July 30, 2017 to August 26, 2017
Repurchase program (1)	—	—	—	$430,468,702
Employee transactions (2)	2,232	$13.73	—
August 27, 2017 to September 30, 2017
Repurchase program (1)	—	—	—	$430,468,702
Employee transactions (2)	610	$15.99	—
October 1, 2017 to October 28, 2017
Repurchase program (1)	434,772	$16.04	434,772	$423,494,687
Employee transactions (2)	466	$16.86	—
Total
Repurchase program (1)	434,772	$16.04	434,772
Employee transactions (2)	3,308	$14.59	—

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

Guess?, Inc.

Date:	December 1, 2017	By:	/s/ VICTOR HERRERO
Victor Herrero
Chief Executive Officer

Date:	December 1, 2017	By:	/s/ SANDEEP REDDY
Sandeep Reddy
Chief Financial Officer
(Principal Financial Officer)