Form 10-K
period 2018-02-03
GUESS INC
filed 2018-03-29
CIK 912463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended February 3, 2018
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of the close of business on July 29, 2017, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common equity stock held by non-affiliates of the registrant was $775,194,793 based upon the closing price of $13.12 on the New York Stock Exchange composite tape on such date. For this computation, the registrant has excluded the market value of all shares of its common stock reported as beneficially owned by executive officers and directors of the registrant. Such exclusion shall not be deemed to constitute an admission that any such person is an “affiliate” of the registrant.
As of the close of business on March 26, 2018, the registrant had 80,374,301 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the proxy statement for the registrant’s 2018 Annual Meeting of Stockholders are incorporated by reference into Part III herein.

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
Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed. These forward-looking statements may include, among other things, statements or assumptions relating to: our expected results of operations; the accuracy of data relating to, and anticipated levels of, future inventory and gross margins; anticipated cash requirements and sources; cost containment efforts; estimated charges; plans regarding store openings, closings, remodels and lease negotiations; plans regarding the relocation of the Company’s European distribution center to a new facility in the Netherlands; plans regarding business growth, international expansion and capital allocation; plans regarding supply chain efficiencies and global planning and allocation; e-commerce, digital and omni-channel initiatives; business seasonality; results and risks of current and future legal proceedings, including the investigation by the European Commission regarding the potential breach of certain European Union competition rules by the Company; industry trends; consumer demands and preferences; competition; currency fluctuations and related impacts; estimated tax rates, including the impact of the Tax Cuts and Jobs Act of 2017 and changes to provisional estimates; results of tax audits and other regulatory proceedings; the impact of recent accounting pronouncements; raw material and other inflationary cost pressures; consumer confidence; and general economic conditions. We do not intend, and undertake no obligation, to update our forward-looking statements to reflect future events or circumstances. Such statements involve risks and uncertainties, which may cause actual results to differ materially from those set forth in these statements. Important factors that could cause or contribute to such differences include those discussed under “Part I, Item 1A. Risk Factors” contained herein.

ii

PART I
ITEM 1.    Business.
General
Unless the context indicates otherwise, the terms “we,” “us,” “our” or the “Company” in this Form 10-K refer to Guess?, Inc. (“GUESS?”) and its subsidiaries on a consolidated basis.
We design, market, distribute and license one of the world’s leading lifestyle collections of contemporary apparel and accessories for men, women and children that reflect the American lifestyle and European fashion sensibilities. Our apparel is marketed under numerous trademarks including GUESS, GUESS?, GUESS U.S.A., GUESS Jeans, GUESS? and Triangle Design, MARCIANO, Question Mark and Triangle Design, a stylized G and a stylized M, GUESS Kids, Baby GUESS, YES, G by GUESS, GUESS by MARCIANO and Gc. The lines include full collections of clothing, including jeans, pants, skirts, dresses, shorts, blouses, shirts, jackets, knitwear and intimate apparel. In addition, we selectively grant licenses to design, manufacture and distribute a broad range of products that complement our apparel lines, including eyewear, watches, handbags, footwear, kids’ and infants’ apparel, outerwear, fragrance, jewelry and other fashion accessories. We also grant licenses to certain wholesale partners to operate and sell our products through licensed retail stores.
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
The Company operates on a 52/53-week fiscal year calendar, which ends on the Saturday nearest to January 31 of each year. All references herein to “fiscal 2018,” “fiscal 2017” and “fiscal 2016” represent the results of the 53-week fiscal year ended February 3, 2018 and the 52-week fiscal years ended January 28, 2017 and January 30, 2016. The additional week in fiscal 2018 occurred during the fourth quarter ended February 3, 2018. References to “fiscal 2019” represent the 52-week fiscal year ending February 2, 2019.
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
Global Diversification.    The global success of the GUESS? brand has reduced our reliance on any particular geographic region. This geographic diversification provides broad opportunities for growth, even during regional economic slowdowns. The percentage of our revenue generated from outside of the U.S. has grown from approximately 32% of our total revenues for the year ended December 31, 2005 to approximately 69% of our total revenues for the year ended February 3, 2018. As of February 3, 2018, the Company directly operated 1,011 retail stores in the Americas, Europe and Asia. The Company’s partners operated 652 additional retail stores worldwide. As of February 3, 2018, the Company and its partners operated in approximately 100 countries worldwide. We continue to evaluate the different businesses in our global portfolio, directing capital investments to those with more profit potential. For instance, we plan to allocate sufficient resources to fuel future growth in Asia, particularly in mainland China, where we see significant opportunities. In addition, we plan to target overall growth in other markets such as Russia, Turkey and Northern Europe where we believe the GUESS? brand is underpenetrated.

Multiple Distribution Channels.    We use direct-to-consumer, wholesale and licensing distribution channels to sell our products globally. This allows us to maintain a critical balance as our operating results do not depend solely on the performance of any single channel. The use of multiple channels also allows us to adapt quickly to changes in the distribution environment in any particular region.
Direct-to-Consumer.    Our direct-to-consumer network is omni-channel, made up of both directly operated brick-and-mortar retail stores and concessions as well as integrated e-commerce sites that create a seamless shopping experience for our customers.
Directly operated retail stores and concessions.    Distribution through our directly operated retail stores and concessions allows us to influence the merchandising and presentation of our products, enhance our brand image, build brand equity and test new product design concepts. Our store locations vary country by country depending on the type of locations available. In general, our stores average approximately 5,000 square feet in the Americas, approximately 3,000 square feet in Europe and the Middle East and approximately 2,000 square feet in Asia and the Pacific. Concessions generally average 1,000 square feet and are located primarily in South Korea and Greater China. As part of our omni-channel initiative, retail store sales in certain regions may be fulfilled from one of our numerous retail store locations or from our distribution centers.
Our directly operated retail stores and concessions as of February 3, 2018, January 28, 2017 and January 30, 2016 were comprised as follows:

	Year Ended		Year Ended		Year Ended
	Feb 3, 2018		Jan 28, 2017		Jan 30, 2016
Region	Stores	Concessions	Stores	Concessions	Stores	Concessions
United States	306	—	339	—	342	—
Canada	89	—	111	—	113	—
Central and South America	59	27	51	30	46	—
Total Americas	454	27	501	30	501	—
Europe and the Middle East	400	33	336	31	280	26
Asia and the Pacific	157	177	108	193	54	169
Total	1,011	237	945	254	835	195
e-Commerce.    As of February 3, 2018, we operated retail websites in the Americas, Europe and Asia. We have e-commerce available to 55 countries and in ten languages around the world. Our websites act as virtual storefronts that both sell our products and promote our brands. Designed as customer shopping centers, these sites showcase our products in an easy-to-navigate format, allowing customers to see and purchase our collections of apparel and accessories. These virtual stores have not only expanded our direct-to-consumer distribution channel, but they have also improved customer relations and are fun and entertaining alternative-shopping environments. As part of our omni-channel initiative, e-commerce orders in certain regions may be fulfilled from our distribution centers, or from our retail stores, or both.
Wholesale Distribution.   We sell through both domestic and international wholesale distribution channels as well as retail stores and concessions operated by certain wholesale partners.
Wholesale. In Europe, our products are sold in stores ranging from large, well-known department stores like El Corte Inglès, Galeries Lafayette and Printemps to small upscale multi-brand boutiques. Because our European wholesale business is more fragmented, we generally rely on a large number of smaller regional distributors and agents to distribute our products. In the Americas, our wholesale customers consist primarily of better department stores, including Macy’s, Liverpool and The Bay, and select specialty retailers and upscale boutiques, which have the image and merchandising expertise that we require for the effective presentation of our products. Through our foreign subsidiaries and our network of international distributors, our products are also available in major cities throughout Africa, Asia, Australia and the Middle East.
Licensed stores and concessions.   We also sell product to certain wholesale customers who operate licensed retail stores and concessions which allows us to expand our international operations with a lower level of capital investment while still closely monitoring store designs and merchandise programs in order to protect the integrity of the GUESS? brand.

Licensed retail stores and concessions operated by our wholesale partners as of February 3, 2018, January 28, 2017 and January 30, 2016 were comprised as follows:

	Year Ended		Year Ended		Year Ended
	Feb 3, 2018		Jan 28, 2017		Jan 30, 2016
Region	Stores	Concessions	Stores	Concessions	Stores	Concessions
United States	2	1	2	1	1	—
Central and South America	44	—	44	—	53	—
Total Americas	46	1	46	1	54	—
Europe and the Middle East	269	—	293	—	314	—
Asia and the Pacific	337	191	396	191	436	247
Total	652	192	735	192	804	247
Licensing Operations.    The desirability of the GUESS? brand name among consumers has allowed us to selectively expand our product offerings and global markets through trademark licensing arrangements, with minimal capital investment or on-going operating expenses. We currently have various domestic and international licenses that include eyewear, watches, handbags, footwear, kids’ and infants’ apparel, outerwear, fragrance, jewelry and other fashion accessories; and include licenses for the design, manufacture and distribution of GUESS? branded products in markets which include Africa, Asia, Australia, Europe, the Middle East, Central America, North America and South America.
Multiple Store Concepts.    Our products are sold around the world primarily through six different store concepts, namely our GUESS? full-price retail stores, our GUESS? factory outlet stores, our GUESS? Accessories stores, our G by GUESS stores, our MARCIANO stores and our GUESS? Kids stores. We also have a small number of underwear, Gc watch and footwear concept stores. This allows us to target the various demographics in each region through dedicated store concepts that market each brand or concept specifically to the desired customer population. Having multiple store concepts also allows us to target our newer brands and concepts in different markets than our flagship GUESS? store concept. For instance, we have mall locations for G by GUESS stores where we would not ordinarily operate any of our full-price GUESS? stores.
Business Segments
The Company’s businesses are grouped into five reportable segments for management and internal financial reporting purposes: Americas Retail, Americas Wholesale, Europe, Asia and Licensing. Management evaluates segment performance based primarily on revenues and earnings (loss) from operations before corporate performance-based compensation costs, net gains (losses) from lease terminations, asset impairment charges and restructuring charges, if any. The Americas Retail segment includes the Company’s retail and e-commerce operations in North and Central America and its retail operations in South America. The Americas Wholesale segment includes the Company’s wholesale operations in the Americas. The Europe segment includes the Company’s retail, e-commerce and wholesale operations in Europe and the Middle East. The Asia segment includes the Company’s retail, e-commerce and wholesale operations in Asia and the Pacific. The Licensing segment includes the worldwide licensing operations of the Company. The business segment operating results exclude corporate overhead costs, which consist of shared costs of the organization, net gains (losses) on lease terminations, asset impairment charges and restructuring charges. Corporate overhead costs are presented separately and generally include, among other things, the following unallocated corporate costs: accounting and finance, executive compensation, corporate performance-based compensation, facilities, global advertising and marketing, human resources, information technology and legal.

The following table presents our net revenue and earnings (loss) from operations by segment for the last three fiscal years (dollars in thousands):

	Year Ended		Year Ended		Year Ended
	Feb 3, 2018		Jan 28, 2017		Jan 30, 2016
Net revenue:	$	%	$	% (1)	$	% (1)
Americas Retail	$833,077	35.3%	$935,479	42.7%	$981,942	45.0%
Americas Wholesale (2)	150,366	6.3	146,260	6.7	155,594	7.1
Europe (2)	998,657	42.2	788,194	36.0	722,877	33.1
Asia (2)	308,899	13.1	248,601	11.3	240,041	11.0
Net revenue from product sales	2,290,999	96.9	2,118,534	96.7	2,100,454	96.2
Licensing (1)	72,755	3.1	71,919	3.3	84,041	3.8
Total net revenue (1)	$2,363,754	100.0%	$2,190,453	100.0%	$2,184,495	100.0%
Earnings (loss) from operations:
Americas Retail (2)	$(17,301)	(26.5%)	$(22,816)	(100.4%)	$18,414	15.2%
Americas Wholesale (2)	25,161	38.6	24,190	106.5	29,579	24.4
Europe (2)	87,376	134.1	56,961	250.8	53,673	44.2
Asia (2)	14,116	21.7	(2,381)	(10.5)	10,309	8.5
Licensing (2)	78,102	119.8	80,386	354.0	92,189	76.0
Total segment earnings from operations	187,454	287.7	136,340	600.4	204,164	168.3
Corporate overhead (2)	(102,429)	(157.2)	(73,859)	(325.3)	(82,864)	(68.3)
Net gains (losses) on lease terminations (2)	(11,373)	(17.5)	695	3.1	2,337	1.9
Asset impairment charges (2)	(8,479)	(13.0)	(34,385)	(151.4)	(2,287)	(1.9)
Restructuring charges	—	—	(6,083)	(26.8)	—	—
Total earnings from operations	$65,173	100.0%	$22,708	100.0%	$121,350	100.0%
__________________________________

(1)
During the fourth quarter of fiscal 2018, the Company reclassified net royalties received on the Company’s inventory purchases of licensed product from net revenue to cost of product sales. Accordingly, net revenue has been adjusted for fiscal 2017 and fiscal 2016 to conform to the current period presentation. This reclassification had no impact on previously reported earnings from operations. Refer to Note 1 to the Consolidated Financial Statements for further information.

(2)
Segment results have been adjusted for fiscal 2017 and fiscal 2016 to conform to the current year presentation. Refer to Note 1 to the Consolidated Financial Statements for further information on these reclassifications.

Additional segment information, together with certain geographical information, is included in Note 17 to the Consolidated Financial Statements contained herein.
Americas Retail Segment
In our Americas Retail segment, we sell our products direct-to-consumer through a network of directly operated retail and factory outlet stores and e-commerce sites in the Americas.
Retail stores and concessions. Our Americas Retail stores and concessions are comprised of a mix of GUESS? factory outlet stores, full-priced GUESS? retail stores, G by GUESS stores, GUESS? Accessories stores and MARCIANO stores. For the year ended February 3, 2018, we opened 15 new stores and closed 62 stores in the Americas, ending the year with 454 stores. This store count does not include 27 concessions in Mexico. We directly operated our retail stores and concessions in Mexico and Brazil through our majority-owned joint ventures.
e-Commerce.     Our Americas Retail segment also includes our directly operated retail and other marketplace websites in the U.S., Canada and Mexico. These websites operate as virtual storefronts that, combined with our retail stores, provide a seamless shopping experience to the consumer to sell our products and promote our brands. They also provide fashion information and a mechanism for customer feedback while promoting customer loyalty and enhancing our brand identity through interactive content online and through smartphone applications. Our U.S. and Canadian online sites are fully integrated with our customer relationship management (“CRM”) system and loyalty programs. Omni-channel initiatives that we have already deployed in the U.S. and Canada include “reserve online, pick-up in stores” and “order from store” as well as mobile optimized commerce sites and smartphone applications. In the U.S. and Canada, e-commerce orders may be fulfilled from our distribution centers, or from our retail stores, or both.
Americas Wholesale Segment
In our Americas Wholesale segment, we sell our products through wholesale channels throughout the Americas and to third party distributors based in Central and South America as well as licensed retail locations operated by our wholesale partners. Our Americas Wholesale business generally experiences stronger performance from July through November. Our Americas Wholesale customers consist primarily of better department stores, select specialty retailers, upscale boutiques as well as select off-price retailers. As of February 3, 2018, our products were sold to consumers through 1,501 major doors in the Americas as well as through our customers’ e-commerce sites. This compares to 1,790 major doors at January 28, 2017. As of February 3, 2018, these locations included 874 shop-in-shops, a designated selling area within a department store that offers a wide array of our products and incorporates GUESS? signage and fixture designs. These shop-in-shops, managed by the department stores, allow us to reinforce the GUESS? brand image with our customers. Many department stores have more than one shop-in-shop, with each one featuring women’s, men’s or kids’ apparel. We also sell product to licensed retail stores and concessions operated by certain wholesale customers. For the year ended February 3, 2018, our partners opened three new stores and closed three stores, ending the year with 46 licensed retail stores in the Americas. As of February 3, 2018, the total 46 licensed retail stores were comprised of 44 stores in Central and South America and two stores in the U.S. This store count does not include one concession that was operated by one of our partners in the U.S.
Our Americas Wholesale merchandising strategy is to focus on trend-right products supported by key fashion basics. We have sales representatives in New York, Los Angeles, Toronto, Montreal, Mexico City and Vancouver who coordinate with customers to determine the inventory level and product mix that should be carried in each store. Additionally, we use merchandise coordinators who work with the stores to ensure that our products are displayed appropriately. During fiscal 2018, our two largest wholesale customers accounted for a total of approximately 2.2% of our consolidated net revenue.
Europe Segment
In our Europe segment, we sell our products through direct-to-consumer and wholesale channels, primarily throughout Europe and the Middle East.
European Direct-to-Consumer.     Our European direct-to-consumer network is comprised of brick-and-mortar retail stores and concessions and e-commerce sites.
Retail stores and concessions. Our European retail stores and concessions are comprised of a mix of directly operated GUESS? and MARCIANO retail and outlet stores, GUESS? Accessories retail and outlet stores, GUESS? Footwear stores, GUESS? Kids stores and G by GUESS stores. For the year ended February 3, 2018, we opened 72 new stores and closed nine stores, ending the year with 400 directly operated stores in Europe and the Middle East. During fiscal 2018, we also acquired one store from one of our European wholesale partners. This store count does not include 33 directly operated concessions in Europe. Certain of our European stores require initial investments in the form of key money to secure prime store locations. These amounts are paid to landlords or existing lessees in certain circumstances.
e-Commerce. In Europe, similar to the Americas, our e-commerce sites operate as virtual storefronts that, combined with our retail stores, provide a seamless shopping experience to the consumer to sell our products and promote our brands. We are leveraging our existing technology and experience from the Americas to deploy similar omni-channel strategies in certain international markets. We currently offer interactive content online and via mobile, and are planning to expand to smartphone applications and integrate with CRM systems and loyalty programs.
European Wholesale Distribution.    We sell our products both through wholesale distribution channels and through licensed retail stores and concessions operated by our wholesale partners throughout Europe and the Middle East. Our European wholesale business generally relies on a large number of smaller regional distributors and agents to distribute our products primarily to smaller independent multi-brand boutiques. Our products are also sold directly to large, well-known department stores like El Corte Inglès, Galeries Lafayette and Printemps. Overall, we have over 7,000 customers with no single customer representing more than 1% of our consolidated net revenue. The type of customer varies from region to region depending on both the prominence of the GUESS? brand in each region and the dominance of a particular type of retail channel in each region. In countries where the brand is well known, we operate through showrooms where agents and distributors can view our line and place orders. We currently have showrooms in key cities such as Barcelona, Dusseldorf, Lugano, Munich and Paris. In countries where the brand is less prominent, we may use one large distributor for the entire region. We sell both our apparel and certain accessories products under our GUESS? and MARCIANO brand concepts through our wholesale channel, operating primarily through two seasons, Spring/Summer and Fall/Winter. Generally our Spring/Summer sales campaign is from April to September with the related shipments occurring primarily from November to April. The Fall/Winter sales campaign is from November to April with the related shipments occurring primarily from May to October. The Company may take advantage of early-season demand and potential reorders by offering a pre-collection assortment which ships at the beginning of each season. Customers retain the ability to request early shipment of backlog orders or delay shipment of orders depending on their needs. Revenues from sales to our wholesale licensed stores are also recognized as wholesale sales within our European wholesale operations. For the year ended February 3, 2018, our partners opened 12 new licensed retail stores and closed 35 stores, ending the year with 269 licensed retail stores in Europe and the Middle East. During fiscal 2018, we also acquired one store from one of our European wholesale partners.
Asia Segment
In our Asia segment, we sell our products through direct-to-consumer and wholesale channels throughout Asia and the Pacific.
Asian Direct-to-Consumer.     Our Asian direct-to-consumer network is comprised of brick-and-mortar retail stores and concessions and e-commerce sites.
Retail stores and concessions. Our Asian retail stores and concessions include a mix of directly operated GUESS?, GUESS? Underwear, GUESS? Footwear, GUESS? Accessories, GUESS? Kids and MARCIANO stores. For the year ended February 3, 2018, we opened 42 new stores and closed 15 stores, ending the year with 157 directly operated stores in Asia and the Pacific. During fiscal 2018, we also acquired 22 stores from certain of our Asian wholesale partners. This store count does not include 177 directly operated apparel and accessory concessions. Concessions are widely used in Asia and generally represent directly managed areas within a department store setting.
e-Commerce. We also have e-commerce sites throughout Asia which operate as virtual storefronts that, combined with our retail stores, provide a seamless shopping experience to the consumer to sell our products and promote our brands.
Asian Wholesale Distribution. Our Asian wholesale customer base is comprised primarily of a small number of selected distributors with which we have contractual distribution arrangements and licensed stores and concessions operated by our wholesale partners. For the year ended February 3, 2018, our partners opened 21 new licensed retail stores and closed 58 stores, ending the year with 337 licensed retail stores. During fiscal 2018, we also acquired 22 stores from certain of our Asian wholesale partners. This store count does not include 191 apparel and accessory concessions operated by our partners in Asia.
Licensing Segment
Our Licensing segment includes the worldwide licensing operations of the Company. The desirability of the GUESS? brand name among consumers has allowed us to selectively expand our product offerings and global markets through trademark licensing arrangements, with minimal capital investment or on-going operating expenses. We currently have various domestic and international licenses that include eyewear, watches, handbags, footwear, kids’ and infants’ apparel, outerwear, fragrance, jewelry and other fashion accessories; and include licenses for the design, manufacture and distribution of GUESS? branded products in markets which include Africa, Asia, Australia, Europe, the Middle East, Central America, North America and South America.

Our trademark license agreements customarily provide for a multi-year initial term ranging from three to ten years, with a possible option to renew prior to expiration for an additional multi-year period. The typical license agreement requires that the licensee pay us the greater of a royalty based on a percentage of the licensee’s net sales of licensed products or a guaranteed annual minimum royalty that typically increases over the term of the license agreement. In addition, several of our key license agreements provide for specified, fixed cash rights payments over and above our normal, ongoing royalty payments. Generally, licensees are required to spend a percentage of the net sales of licensed products for advertising and promotion of the licensed products and in many cases we place the ads on behalf of the licensee and are reimbursed. Additionally, licensees also make contributions to advertising funds, as a percentage of their sales, or may elect to increase their contribution to support specific brand-building initiatives.
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
We are executing on the following supply chain initiatives to drive improvements in product costs: (i) developing a sourcing network in new territories that can offer better costs; (ii) consolidating and building strategic partnerships with high-quality suppliers to gain scale efficiencies; and (iii) implementing a global fabric platforming process for each of the regional design offices to develop and utilize common fabrics across multiple styles creating a consistently high quality global offer for our wholesale and retail customers. We believe that our balanced global supply chain, with deep vendor partnerships, provides us with a competitive advantage where we have the flexibility to respond to increased demand throughout the world. Our sourcing strategy provides us with the opportunity to leverage costs and improve speed-to-market.
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

As part of these initiatives, we currently have loyalty programs in North America, Europe and Asia with millions of members covering all of our brands. These programs reward our members who earn points for purchases that can be redeemed on future purchases either in our stores or online. In addition to earning rewards with the program, our loyalty members receive other benefits including invitations to special VIP events in our stores, double points during their birthday month and access to seasonal savings. During fiscal 2018, our Guess List loyalty program experienced growth in its overall member engagement numbers through the introduction of experiential rewards and unique member content. In addition to this, we use these programs to promote new products to our customers which in turn increases traffic in the stores and online. We believe that the loyalty programs generate substantial repeat business that might otherwise go to competing brands. We continue to enhance our loyalty program offerings by understanding our members’ interests and needs, and strategically marketing to this large and growing customer base.
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
Logistics
We utilize distribution centers at strategically located sites. The Company’s U.S. distribution center is based in Louisville, Kentucky. Distribution of our products in Canada is handled primarily from Company operated distribution centers in Montreal, Quebec. At our distribution facilities in the U.S. and Canada, we use fully integrated and automated distribution systems. The bar code scanning of merchandise and distribution cartons, together with radio frequency communications, provide timely, controlled, accurate and instantaneous updates to our distribution information systems. Distribution of our products in Europe has been handled primarily through a third party distribution center in Piacenza, Italy. During fiscal 2018, the Company began relocating its European distribution center from its Italy location to a new facility located in Venlo, Netherlands. The Company expects to complete its transition to the new distribution center in the Netherlands during fiscal 2019. Additionally, we utilize several third party operated distribution warehouses that service the Asia region.
Competition
The apparel industry is highly competitive and fragmented and is subject to rapidly changing consumer demands and preferences. We believe that our success depends in large part upon our ability to anticipate, gauge and respond to changing consumer demands and fashion trends in a timely manner and upon the continued appeal to consumers of the GUESS? brand. We compete with numerous apparel retailers, manufacturers and distributors, both domestically and internationally, as well as several well-known designers. Our licensed apparel and accessories also compete with a substantial number of well-known brands. Although the level and nature of competition differs among our product categories and geographic regions, we believe that we differentiate ourselves from our competitors by offering a global lifestyle brand on the basis of our global brand image and wide product assortment comprising both apparel and accessories. We also believe that our geographic diversification, multiple distribution channels and multiple store concepts help to set us apart from our competition.
Information Systems
We believe that high levels of automation and technology are essential to maintain our competitive position and support our strategic objectives and we continue to invest in and update computer hardware, network infrastructure, system applications and cyber security. Our computer information systems consist of a full range of financial, distribution, merchandising, point-of-sales, customer relationship management, supply chain, digital platform, enterprise resource planning and other systems. During fiscal 2018, key initiatives included digital platform improvement and stabilization, the further development of mobile-based initiatives to support both our wholesale and direct-to-consumer businesses, various multi-channel initiatives and continued enhancements of our product lifecycle management system to facilitate vendor collaboration and increase the efficiency of the supply chain. In addition, we continue to enhance our systems to align with our global IT standards, accommodate future growth and provide operational efficiencies.

Trademarks
We own numerous trademarks, including GUESS, GUESS?, GUESS U.S.A., GUESS Jeans, GUESS? and Triangle Design, MARCIANO, Question Mark and Triangle Design, a stylized G and a stylized M, GUESS Kids, Baby GUESS, YES, G by GUESS, GUESS by MARCIANO and Gc. As of February 3, 2018, we had over 4,700 U.S. and internationally registered trademarks or trademark applications pending with the trademark offices in over 175 countries around the world, including the U.S. From time-to-time, we adopt new trademarks in connection with the marketing of our product lines. We consider our trademarks to have significant value in the marketing of our products and act aggressively to register and protect our trademarks worldwide.
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
U.S. and Canada Backlog.    Our U.S. and Canadian wholesale backlog as of March 26, 2018, consisting primarily of orders for fashion apparel, was $38.2 million in constant currency, compared to $41.3 million at March 27, 2017, a decrease of 7.7%. We estimate that if we were to normalize the orders for the scheduling of market weeks, the current backlog would have increased by 2.2% compared to the prior year.
Europe Backlog.    As of March 25, 2018, the European wholesale backlog was €233.0 million, compared to €196.5 million at March 26, 2017, an increase of 18.6%. The backlog as of March 25, 2018 is primarily comprised of sales orders for the Spring/Summer 2018 and Fall/Winter 2018 seasons.
Employees
As of February 2018, we had approximately 14,700 associates, both full and part-time, consisting of approximately 6,200 in the U.S. and 8,500 in foreign countries. The number of our employees fluctuates during the year based on seasonal needs. In some international markets, local laws provide for employee representation by organizations similar to unions and some of our international employees are covered by trade-sponsored or governmental bargaining arrangements. We consider our relationship with our associates to be good.
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
ITEM 1A.    Risk Factors.
You should carefully consider the following factors and other information in this Annual Report on Form 10‑K. Additional risks which we do not presently consider material, or of which we are not currently aware, may also have an adverse impact on us. Please also see “Important Factors Regarding Forward-Looking Statements” on page (ii).
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

Slowing customer traffic in malls or outlet centers could significantly reduce our sales, increase pressure on our margins and leave us with excess inventory.
Unfavorable economic conditions, changing shopping patterns, including significant increases in e-commerce sales, changing demographic patterns and other factors have adversely affected customer traffic in mall and outlet centers, particularly in North America. This, in turn, has resulted in significant pricing pressures and a highly promotional retail environment in the apparel sector. Should these trends occur in our international business, or continue or worsen in North America, it could negatively impact our sales, increase pressure on our margins, leave us with excess inventory, cause a decline in profits and negatively impact our liquidity.
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
Since the majority of our international operations are conducted in currencies other than the U.S. dollar (primarily the euro, Canadian dollar, Korean won, Chinese yuan, Mexican peso and Russian rouble), currency fluctuations can have a significant impact on the translation of our international revenues and earnings into U.S. dollar amounts. These amounts could be materially affected by the strengthening of the U.S. dollar, negatively impacting our results of operations, earnings and our ability to generate revenue growth. Furthermore, our products are typically sourced in U.S. dollars. As a result, the cost of these products may be affected by changes in the value of the applicable local currencies. Changes in currency exchange rates may also affect the U.S. dollar value of the foreign currency denominated prices at which our international businesses sell products. Our future financial results could be significantly affected by not only the value of the U.S. dollar in relation to the foreign currencies in which we conduct business, but also the speed at which these fluctuations occur. If the U.S. dollar strengthens relative to the respective fiscal 2018 foreign exchange rates, foreign exchange could negatively impact our revenues and operating results as well as our international cash and other balance sheet items during fiscal 2019, particularly in Canada, Europe and Mexico.
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
The raw materials used to manufacture our merchandise are subject to availability constraints and price volatility caused by high demand for fabrics, currency fluctuations, crop yields, weather patterns, supply conditions, government regulations (including tariffs), labor conditions, energy costs, transportation or freight costs, economic climate, market speculation and other unpredictable factors. Negative trends in any of these conditions or our inability to appropriately project fabric requirements in the future could increase costs and negatively impact profitability.
We are subject to periodic litigation and other regulatory proceedings, which could result in unexpected obligations, as well as the diversion of time and resources.
We are involved from time-to-time in various U.S. and foreign lawsuits relating to our business, including purported class action lawsuits and intellectual property claims. In addition, we can be subject to regulatory scrutiny which may result in regulatory proceedings, including the current investigation by the European Commission regarding the potential breach of certain European Union competition rules by the Company. Due to the inherent uncertainties of litigation and regulatory proceedings, we cannot accurately predict the ultimate outcome of any such new or existing proceedings. Should management’s evaluation of any such claims or proceedings or the likelihood of any future claims or proceedings prove incorrect, our exposure could materially exceed expectations, adversely impacting our business, financial condition and results of operations. In addition, any significant litigation or regulatory matters, regardless of the merits, could divert management’s attention from our operations and result in substantial legal fees. See also “Item 3. Legal Proceedings” for further discussion of our legal matters.
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
In fiscal 2018, our two largest wholesale customers accounted for a total of approximately 2.2% of our consolidated net revenue. No other single customer or group of related customers in any of our segments accounted for more than 1.0% of our consolidated net revenue in fiscal 2018. Continued consolidation in the retail industry could further decrease the number of, or concentrate the ownership of, stores that carry our products and our licensees’ products. In recent years, there has been a significant increase in the number of designer brands seeking placement in department stores, which makes any one brand potentially less attractive to department stores. If any one of our major wholesale customers decides to decrease purchases from us, to stop carrying GUESS? products or to carry our products only on terms less favorable to us, our sales and profitability could significantly decrease. Similarly, some retailers have recently experienced significant financial difficulties, which in some cases have resulted in bankruptcy, liquidation and store closures. Financial difficulties of one of our major customers could result in reduced business and higher credit risk with respect to that customer. Any of these circumstances could ultimately have a material adverse effect on our results of operations and financial condition.
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
We license to others the rights to produce and market certain products that are sold with our trademarks. While we retain significant control over our licensees’ products and advertising, we rely on our licensees for, among other things, operational and financial control over their businesses. If the quality, focus, image or distribution of our licensed products diminish, consumer acceptance of and demand for the GUESS? brands and products could decline. This could materially and adversely affect our business and results of operations. In fiscal 2018, approximately 80% of our net royalties were derived from our top five licensed product lines. A decrease in customer demand for any of these product lines could have a material adverse effect on our results of operations and financial condition. Although we believe that in most circumstances we could replace existing licensees if necessary, our inability to do so effectively or for any period of time could adversely affect our revenues and results of operations.
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
We regularly evaluate strategic acquisitions and alliances and pursue those that we believe will support and contribute to our overall growth initiatives. Our historical acquisitions include our former European jeanswear licensee in 2005, our former European licensee of children’s apparel in 2008 and our former European licensee of MARCIANO apparel in 2012. In addition, we have entered into joint venture relationships with partners in Brazil, the Canary Islands, Mexico, Portugal and Russia and have been directly operating our South Korea and China businesses since 2007, our international jewelry business since 2010, our Japan business starting in 2013 and our retail businesses in Australia and Singapore since 2017.
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
We are subject to income taxes in the U.S. and numerous foreign jurisdictions. Tax laws, regulations, and administrative practices in various jurisdictions may be subject to significant change. We record tax expense based on our estimate of future payments, which include reserves for uncertain tax positions in multiple tax jurisdictions and requires significant judgment in evaluating and estimating our provision and accruals. Our effective income tax rate in the future could be affected by a number of other factors, including: the outcome of income tax audits in various jurisdictions around the world, changes in our stock price, the resolution of uncertain tax positions and changes in our operating structure. We and our subsidiaries are engaged in a number of intercompany transactions across multiple tax jurisdictions. Although we believe that these transactions reflect arm’s length terms and that the proper transfer pricing documentation is in place, these transfer pricing terms and conditions may be scrutinized by local tax authorities during an audit and any resulting changes may impact our mix of earnings in countries with differing statutory tax rates. In addition, the relative amount of our foreign earnings, including earnings being lower than anticipated in jurisdictions where we have lower statutory rates and higher than anticipated in jurisdictions where we have higher statutory rates, as well as losses in jurisdictions where we are unable to realize the related tax benefits, can create volatility in our effective income tax rate. Any one of these factors could adversely impact our income tax rate and our profitability and could create ongoing variability in our quarterly or annual tax rates.
In addition, a number of countries are actively discussing or making changes to their tax laws and the reporting applicable to corporate multinationals, such as the recently enacted 2017 Tax Cuts and Jobs Act in the U.S. (referred to herein as the “Tax Reform”). Foreign governments may enact laws in response to the Tax Reform that could result in further changes to global taxation and materially affect our financial position and results of operations.
The Tax Reform significantly changes how the U.S. taxes corporations and requires complex computations to be performed that were not previously required in U.S. tax law. Interpretation of the provisions of the Tax Reform require significant judgment and estimates, which the IRS and other standard-setting bodies could interpret or issue additional guidance on how provisions of the Tax Reform should be applied that is different from our interpretation. As we evaluate additional interpretation and guidance, collect and prepare necessary data and complete our analysis, we may make adjustments to the provisional amounts we have recorded during fiscal 2018 that may materially impact our provision for income taxes in the future periods in which the adjustments are made.
Future changes to U.S. tax or trade policies impacting multi-national companies could materially affect our financial condition and results of operations.
During fiscal 2018, we sourced most of our finished products with partners and suppliers outside the U.S. and we continued to design and purchase fabrics globally. In addition, over time we have increased our sales of product outside of the U.S. In fiscal 2018, approximately 69% of our consolidated net revenue was generated by sales from outside of the U.S. We anticipate that these international revenues will continue to grow as a percentage of our total business over time. The current political landscape has introduced greater uncertainty with respect to future tax and trade regulations for U.S. companies like ours with significant business and sourcing operations outside the U.S.
In addition, there have been recent changes to U.S. participation in, and discussions concerning the potential renegotiation of, certain international trade agreements. We cannot predict whether, and to what extent, there may be changes to such international trade agreements or whether quotas, duties, tariffs, exchange controls or other restrictions will be changed or imposed by the U.S. or by other countries. If we or our vendors or product licensees are unable to obtain raw materials or finished goods from the countries where we or they wish to purchase them, either because of such regulatory changes or for any other reason, or if the cost of doing so should increase, it could have a material adverse effect on our results of operations and financial condition.

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

•	restrictions on the transfer of funds between the U.S. and foreign jurisdictions;

•	our ability and the ability of our international retail store licensees, distributors and joint venture partners to locate and continue to open desirable new retail locations; and

•	natural disasters in areas in which our contractors, suppliers, or customers are located.
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
A data privacy breach or failure to comply with data privacy laws could damage our reputation and customer relationships, expose us to litigation risk and potential fines and adversely affect our business.
As part of our normal operations, we collect, process, transmit and where appropriate, retain certain sensitive and confidential employee and customer information, including credit card information. There is significant concern by consumers and employees over the security of personal information, consumer identity theft and user privacy. Despite the security measures we have in place, our facilities and systems, and those of our third party service providers, may be vulnerable to security breaches, cyber-attacks, acts of vandalism, computer viruses, misplaced or lost data, programming and/or human errors, or other similar events. As a result of recent security breaches at a number of prominent retailers, the media and public scrutiny of information security and privacy has become more intense and the regulatory environment has become more uncertain. Any security breach involving the misappropriation, loss or other unauthorized disclosure of confidential information, whether by us or our vendors, could result in significant legal and remediation expenses, severely damage our reputation and our customer relationships, harm sales, expose us to risks of litigation and liability and result in a material adverse effect on our business, financial condition and results of operations. Additionally, changing privacy laws in the United States, Europe and elsewhere, including the adoption by the European Union of the General Data Protection Regulation (“GDPR”), which becomes effective May 2018, creates new individual privacy rights and imposes increased obligations on companies handling personal data. Consequently, we may incur significant costs related to prevention and to comply with laws regarding the protection and unauthorized disclosure of personal information. A failure to comply with the stringent rules of the GDPR could result in fines of up to €20 million.
A significant disruption at any of our distribution facilities could have a material adverse impact on our sales and operating results.
Our U.S. business relies primarily on a single distribution center located in Louisville, Kentucky to receive, store and distribute merchandise to all of our U.S. retail stores, wholesale customers and e-commerce customers. Distribution of our products in Canada is handled primarily from two distribution centers in Montreal, Quebec. Distribution of our products in Europe has been handled primarily through a third party distribution center in Piacenza, Italy. During fiscal 2018, the Company began relocating its European distribution center from its Italy location to a new facility located in Venlo, Netherlands. The Company expects to complete its transition to the new distribution center in the Netherlands during fiscal 2019. Additionally, we utilize several third party operated distribution warehouses that service the Asia region. Any significant interruption in the operation of any of our distribution centers due to natural disasters, weather conditions, accidents, system failures, capacity issues, labor issues, relationships with our third party warehouse operators or landlords, failure to successfully complete or delays in transitioning to new facilities, new providers, and/or new distribution systems or other unforeseen causes could have a material adverse effect on our ability to replace inventory and fill orders (including e-commerce orders), negatively impacting our sales, operating results and customer relations.
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
A committee of the Board of Directors is conducting an investigation of allegations of improper conduct against Paul Marciano, our Executive Chairman and Chief Creative Officer.
As disclosed on February 9, 2018, Guess?, Inc., is investigating allegations of improper conduct against Paul Marciano, our Executive Chairman and Chief Creative Officer. The investigation is being continued and completed solely by Glaser Weil LLP as independent counsel on behalf of a Special Committee of the Board of Directors. Commencing on February 20, 2018, Mr. Marciano relinquished his day-to-day responsibilities to the Company, on an unpaid basis with the agreement of the Board of Directors. Although we believe we have a strong management team with relevant industry expertise, the extended loss of the services of Mr. Marciano and failure to effectively identify and attract a suitable successor could materially harm our business.
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
ITEM 1B.    Unresolved Staff Comments.
None.

ITEM 2.    Properties.
As of February 3, 2018, all of our principal facilities were leased with the exception of our U.S. distribution center based in Louisville, Kentucky and our administrative office based in Florence, Italy. Certain information concerning our principal facilities is set forth below:

Location	Use	Approximate Area in Square Feet

Los Angeles, California	Principal executive and administrative offices, design facilities, sales offices, warehouse facilities and sourcing used by our Americas Wholesale, Americas Retail, Corporate and Licensing support groups	341,700
Louisville, Kentucky	Distribution and warehousing facility used by our Americas Wholesale and Americas Retail segments	506,000
New York, New York	Administrative and sales offices, public relations and showrooms used by our Americas Wholesale segment	13,400
Montreal/Toronto/Vancouver, Canada	Administrative offices, showrooms and warehouse facilities used by our Americas Wholesale and Americas Retail segments	203,100
São Paulo, Brazil	Administrative office and showroom used by our Americas Wholesale and Americas Retail segments	4,000
Lugano/Stabio, Switzerland	Administrative, sales and marketing offices, design facilities and showrooms used by our Europe segment	120,700
Venlo, Netherlands	Distribution and warehousing facility used by all of our segments.	658,200
Paris, France	Administrative office and showroom used by our Europe segment	16,000
Dusseldorf/Munich, Germany	Administrative office and showrooms used by our Europe segment	14,800
Florence, Italy	Administrative office used by our Europe segment	114,800
Warsaw, Poland	Administrative office and showrooms used by our Europe segment	12,400
Lisbon, Portugal	Showroom used by our Europe segment	6,000
Moscow, Russia	Administrative office and showroom used by our Europe segment	6,500
Barcelona, Spain	Administrative office and showroom used by our Europe segment	8,600
Istanbul, Turkey	Administrative office used by our Europe segment	4,200
Shanghai, China	Administrative offices used by our Asia segment	17,800
Kowloon, Hong Kong	Administrative and sales office, showroom and licensing coordination facilities used primarily by our Asia segment	13,100
Seoul, South Korea	Administrative and sales offices, design facilities and showrooms used by our Asia segment	45,100
Tokyo, Japan	Administrative and sales offices and showroom used by our Asia segment	5,100
Our corporate, wholesale and retail headquarters and certain warehouse facilities are located in Los Angeles, California, consisting of four buildings totaling approximately 341,700 square feet. These facilities are leased by us from limited partnerships in which the sole partners are trusts controlled by and for the benefit of Maurice Marciano and Paul Marciano (the “Principal Stockholders”) and their families pursuant to a lease that expires in July 2020. The total lease payments related to these facilities are approximately $0.3 million per month with aggregate minimum lease commitments through the term of the lease totaling approximately $7.8 million as of February 3, 2018.

In addition, the Company, through a wholly-owned Canadian subsidiary, leases warehouse and administrative facilities in Montreal, Quebec from a partnership affiliated with the Principal Stockholders. During fiscal 2018, the Company exercised an option to extend the lease term for an additional one-year period ending in December 2018. All other terms of the existing lease remain in full force and effect. The monthly lease payment is $42,000 Canadian (US$33,800) with aggregate minimum lease commitments through the term of the lease totaling approximately $0.5 million Canadian (US$0.4 million) as of February 3, 2018.
The Company, through a French subsidiary, leases a showroom and office space located in Paris, France from an entity that is owned in part by an affiliate of the Principal Stockholders. The lease expires in May 2020. Due to excess capacity, the lease was amended to reduce the square footage by approximately 5,100 square feet to 16,000 square feet during fiscal 2018. The amendment also provided for a corresponding reduction in aggregate rent, common area maintenance charges and property tax expense due to the lower square footage. All other terms of the existing lease remain in full force and effect. The aggregate minimum lease commitments through the term of the lease totaled approximately €1.6 million (US$2.1 million) as of February 3, 2018.
See Note 13 to the Consolidated Financial Statements for further information regarding related party transactions.
Our U.S. distribution center is a fully automated facility based in Louisville, Kentucky. During fiscal 2016, the Company purchased this facility for approximately $28.8 million. In February 2016, the Company entered into a ten-year $21.5 million real estate secured loan to partially finance this purchase.
Distribution of our products in Canada is handled primarily from two leased facilities based in Montreal, Quebec. Distribution of our products in Europe has been handled primarily through a third party distribution center in Piacenza, Italy. During fiscal 2018, the Company began relocating its European distribution center from its Italy location to a new facility located in Venlo, Netherlands. The Company expects to complete its transition to the new distribution center in the Netherlands during fiscal 2019. Additionally, we utilize several third party operated distribution warehouses that service the Asia region.
We lease our showrooms, advertising, licensing, sales and merchandising offices, remote distribution and warehousing facilities and retail and factory outlet store locations under non-cancelable operating lease agreements expiring on various dates through October 2037. These facilities, located mainly in the Americas but with a growing presence in Europe and Asia, had aggregate real estate minimum lease commitments as of February 3, 2018 totaling approximately $971.3 million, excluding related party commitments.
The terms of our store and concession leases, excluding renewal options and kick-out clauses, as of February 3, 2018, expire as follows:

	Number of Stores and Concessions
Years Lease Terms Expire	Americas	Europe	Asia
Fiscal 2019-2021	283	124	252
Fiscal 2022-2024	116	144	57
Fiscal 2025-2027	73	99	18
Fiscal 2028-2030	9	57	7
Thereafter	—	9	—
	481	433	334
We believe our existing facilities are well maintained, in good operating condition and are adequate to support our present level of operations. See Note 14 to the Consolidated Financial Statements for further information regarding current lease obligations.
ITEM 3.    Legal Proceedings.
On May 6, 2009, Gucci America, Inc. filed a complaint in the U.S. District Court for the Southern District of New York against Guess?, Inc. and certain third party licensees for the Company asserting, among other things, trademark and trade dress law violations and unfair competition. The complaint sought injunctive relief, compensatory damages, including treble damages, and certain other relief. Complaints similar to those in the above action have also been filed by Gucci entities against the Company and certain of its subsidiaries in the Court of Milan, Italy, the Intermediate People’s Court of Nanjing, China and the Court of Paris, France. The three-week bench trial in the U.S. matter concluded on April 19, 2012, with the court issuing a preliminary ruling on May 21, 2012 and a final ruling on July 19, 2012. Although the plaintiff was seeking compensation in the U.S. matter in the form of damages of $26 million and an accounting of profits of $99 million, the final ruling provided for monetary damages of $2.3 million against the Company and $2.3 million against certain of its licensees. The court also granted narrow injunctions in favor of the plaintiff for certain of the claimed infringements. On August 20, 2012, the appeal period expired without any party having filed an appeal, rendering the judgment final. On May 2, 2013, the Court of Milan ruled in favor of the Company in the Milan, Italy matter. In the ruling, the Court rejected all of the plaintiff’s claims and ordered the cancellation of three of the plaintiff’s Italian and four of the plaintiff’s European Community trademark registrations. On June 10, 2013, the plaintiff appealed the Court’s ruling in the Milan matter. On September 15, 2014, the Court of Appeal of Milan affirmed the majority of the lower Court’s ruling in favor of the Company, but overturned the lower Court’s finding with respect to an unfair competition claim. That portion of the matter is now in a damages phase based on the ruling. On October 16, 2015, the plaintiff appealed the remainder of the Court of Appeal of Milan’s ruling in favor of the Company to the Italian Supreme Court of Cassation. In the China matter, the Intermediate People’s Court of Nanjing, China issued a ruling on November 8, 2013 granting an injunction in favor of the plaintiff for certain of the claimed infringements on handbags and small leather goods and awarding the plaintiff statutory damages in the amount of approximately $80,000. The Company strongly disagreed with the Court’s decision and appealed the ruling. On August 31, 2016, the Court of Appeal for the China matter issued a decision in favor of the Company, rejecting all of the plaintiff’s claims. In March 2017, the plaintiff petitioned the China Supreme Court for a retrial of the matter. On January 30, 2015, the Court of Paris ruled in favor of the Company in the France matter, rejecting all of the plaintiff’s claims and partially canceling two of the plaintiff’s community trademark registrations and one of the plaintiff’s international trademark registrations. On February 17, 2015, the plaintiff appealed the Court of Paris’ ruling. Although the Company believes that it has a strong position with respect to each of the remaining matters, it is unable to predict with certainty whether or not these efforts will ultimately be successful or whether the outcomes will have a material impact on the Company’s financial position or results of operations. The parties are currently engaged in settlement discussions with respect to the remaining matters.
The Company has received customs tax assessment notices from the Italian Customs Agency regarding its customs tax audit of one of the Company’s European subsidiaries for the period from July 2010 through December 2012. Such assessments totaled €9.8 million ($12.2 million), including potential penalties and interest. The Company strongly disagrees with the positions that the Italian Customs Agency has taken and therefore filed appeals with the Milan First Degree Tax Court (“MFDTC”). In May 2015, the MFDTC issued a judgment in favor of the Company in relation to the first set of appeals (covering the period through September 2010) and canceled the related assessments totaling €1.7 million ($2.1 million). In November 2015, the Italian Customs Agency notified the Company of its intent to appeal this first MFDTC judgment. During fiscal 2017, the Appeals Court ruled in favor of the Company and rejected the appeal by the Italian Customs Agency on the first MFDTC judgment. During fiscal 2017, the MFDTC also issued judgments in favor of the Company in relation to the second through seventh set of appeals (covering the period from October 2010 through December 2012) and canceled the related assessments totaling €8.1 million ($10.1 million). Subsequently, the Italian Customs Agency has appealed the majority of these favorable MFDTC judgments, as well as certain of the Appeals Court judgments. While these MFDTC judgments have been favorable to the Company, there can be no assurances that the Italian Customs Agency will not be successful in its remaining appeals. It also continues to be possible that the Company will receive similar or even larger assessments for periods subsequent to December 2012 or other claims or charges related to the matter in the future. Although the Company believes that it has a strong position and will continue to vigorously defend this matter, it is unable to predict with certainty whether or not these efforts will ultimately be successful or whether the outcome will have a material impact on the Company’s financial position or results of operations.
On June 6, 2017, the European Commission notified the Company that it has initiated proceedings to investigate whether certain of the Company’s practices and agreements concerning the distribution of apparel and accessories within the European Union breach European Union competition rules related to cross-border transactions, internet sales limitations and resale price restrictions. The initiation of the proceedings does not mean that the European Commission has made a definitive conclusion regarding whether the Company breached any rules. The Company has cooperated and plans to continue to cooperate with the European Commission, including through responses to requests for information and through changes to certain business practices and agreements, as appropriate. If a violation is ultimately found, a broad range of remedies is potentially available to the European Commission, including imposing a fine and/or injunctive relief prohibiting or restricting certain business practices. As of November 6, 2017, the Company and the European Commission agreed to begin a settlement discussion process to determine if the parties can mutually agree on an outcome of the proceedings. Those discussions are still ongoing. At this point, the Company is unable to predict the timing or outcome of these proceedings, including the magnitude of any potential fine. However, the Company does not currently believe that any changes to its business practices or agreements made in connection with this proceeding will have a material impact on its ongoing business operations within the European Union.
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

PART II
ITEM 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Since August 8, 1996, the Company’s common stock has been listed on the New York Stock Exchange under the symbol ‘GES.’ The following table sets forth, for the periods indicated, the high and low sales prices per common share of the Company’s common stock, and the dividends paid with respect thereto:

	Market Price		Dividends Declared and Paid
	High	Low
Fiscal year ended January 28, 2017
First Quarter Ended April 30, 2016	$22.50	$16.70	$0.225
Second Quarter Ended July 30, 2016	18.28	14.23	0.225
Third Quarter Ended October 29, 2016	18.20	13.38	0.225
Fourth Quarter Ended January 28, 2017	16.39	11.95	0.225

Fiscal year ended February 3, 2018
First Quarter Ended April 29, 2017	$13.66	$10.50	$0.225
Second Quarter Ended July 29, 2017	13.12	9.70	0.225
Third Quarter Ended October 28, 2017	17.44	12.22	0.225
Fourth Quarter Ended February 3, 2018	19.39	14.61	0.225
On March 26, 2018, the closing sales price per share of the Company’s common stock, as reported on the New York Stock Exchange Composite Tape, was $21.57. On March 26, 2018, there were 267 holders of record of the Company’s common stock.
Prior to the initiation of a quarterly dividend on February 12, 2007, the Company had not declared any dividends on our common stock since our initial public offering in 1996. The payment of cash dividends in the future will be at the discretion of our Board of Directors and will be based upon a number of business, legal and other considerations, including our cash flow from operations, capital expenditures, debt service and covenant requirements, cash paid for income taxes, earnings, share repurchases, economic conditions and U.S. and global liquidity. On March 21, 2018, the Company announced a regular quarterly cash dividend of $0.225 per share on the Company’s common stock.

Performance Graph
The Stock Price Performance Graph below compares the cumulative stockholder return of the Company with that of the S&P 500 Index (a broad equity market index) and the S&P 1500 Apparel Retail Index (a published industry index) over the five fiscal year period beginning February 2, 2013. The return on investment is calculated based on an investment of $100 on February 2, 2013, with dividends, if any, reinvested. Past performance is not necessarily indicative of future performance.

COMPARISON OF FIVE YEAR TOTAL RETURN
AMONG GUESS?, INC.,
S&P 500 INDEX AND S&P 1500 APPAREL RETAIL INDEX

Period Ending

Company/Market/Peer Group	2/2/2013	2/1/2014	1/31/2015	1/30/2016	1/28/2017	2/3/2018
Guess?, Inc.	$100.00	$105.70	$73.54	$76.01	$53.47	$68.02
S&P 1500 Apparel Retail Index	$100.00	$113.05	$135.97	$141.61	$137.98	$146.62
S&P 500 Index	$100.00	$120.30	$137.42	$136.50	$164.99	$202.66

Share Repurchase Program
The Company’s share repurchases during each fiscal month of the fourth quarter of fiscal 2018 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
October 29, 2017 to November 25, 2017
Repurchase program (1)	565,228	$16.07	565,228	$414,409,934
Employee transactions (2)	695	$16.49	—
November 26, 2017 to December 30, 2017
Repurchase program (1)	1,000,000	$16.19	1,000,000	$398,222,536
Employee transactions (2)	109	$16.25	—
December 31, 2017 to February 3, 2018
Repurchase program (1)	381,192	$15.81	381,192	$392,195,952
Employee transactions (2)	130,129	$16.52	—
Total
Repurchase program (1)	1,946,420	$16.08	1,946,420
Employee transactions (2)	130,933	$16.52	—
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

	Year Ended (1)
	Feb 3, 2018	Jan 28, 2017	Jan 30, 2016	Jan 31, 2015	Feb 1, 2014
	(in thousands, except per share data)
Statements of income data:
Net revenue (2)	$2,363,754	$2,190,453	$2,184,495	$2,395,447	$2,545,771
Earnings from operations (3) (4) (5)	65,173	22,708	121,350	125,912	222,587
Income tax expense (6)	74,172	28,212	42,464	45,824	75,248
Net earnings (loss) attributable to Guess?, Inc. (3) (4) (5) (6) (7)	(7,894)	22,761	81,851	94,570	153,434
Net earnings (loss) per common share attributable to common stockholders (3) (4) (5) (6) (7):
Basic	$(0.11)	$0.27	$0.97	$1.11	$1.81
Diluted	$(0.11)	$0.27	$0.96	$1.11	$1.80
Dividends declared per common share	$0.90	$0.90	$0.90	$0.90	$0.80
Weighted average common shares outstanding—basic	82,189	83,666	84,264	84,604	84,271
Weighted average common shares outstanding—diluted	82,189	83,829	84,525	84,837	84,522

	Feb 3, 2018	Jan 28, 2017	Jan 30, 2016	Jan 31, 2015	Feb 1, 2014
Balance sheet data:
Working capital (8)	$640,860	$698,559	$709,193	$790,333	$821,661
Total assets	1,655,634	1,534,485	1,538,748	1,601,405	1,764,431
Borrowings and capital lease, excluding current installments	39,196	23,482	2,318	6,165	7,580
Stockholders’ equity	933,475	980,994	1,031,293	1,089,446	1,169,986
________________________________________________________________________

(1)
The Company operates on a 52/53-week fiscal year calendar, which ends on the Saturday nearest to January 31 of each year. The results for fiscal 2018 included the impact of an additional week which occurred during the fourth quarter ended February 3, 2018.

(2)
During the fourth quarter of fiscal 2018, the Company reclassified net royalties received on the Company’s inventory purchases of licensed product from net revenue to cost of product sales. Accordingly, prior period amounts related to net royalties, net revenue and cost of product sales have been adjusted to conform to the current period presentation. This resulted in a decrease to net revenue and cost of product sales of $18.9 million, $19.8 million, $22.2 million and $24.0 million during fiscal 2017, fiscal 2016, fiscal 2015 and fiscal 2014, respectively. This reclassification had no impact on previously reported earnings from operations, net earnings attributable to Guess?, Inc. or net earnings per share. Refer to Note 1 to the Consolidated Financial Statements for further information regarding this reclassification.

(3)
During fiscal 2018, the Company incurred net losses on lease terminations of $11.4 million related primarily to the modification of certain lease agreements held with a common landlord in North America. During fiscal 2017, fiscal 2016 and fiscal 2015, the Company recorded net gains on lease terminations of $0.7 million, $2.3 million and $3.8 million, respectively, related primarily to the early termination of certain lease agreements in Europe. There were no net gains (losses) on lease terminations during fiscal 2014.

(4)
During each of the years presented, the Company recognized asset impairment charges for certain retail locations resulting from under-performance and expected store closures. Asset impairment charges recognized were approximately $8.5 million in fiscal 2018, $34.4 million in fiscal 2017, $2.3 million in fiscal 2016, $24.8 million in fiscal 2015 and $8.8 million in fiscal 2014. Refer to Note 5 to the Consolidated Financial Statements for further detail.

(5)
During fiscal 2017, the Company incurred restructuring charges of $6.1 million. During fiscal 2014, the Company incurred restructuring charges of $12.4 million. Refer to Note 9 to the Consolidated Financial Statements for further detail.

(6)
During fiscal 2018, the Company recognized additional tax expense of $47.9 million related to the enactment of the Tax Reform. This is comprised of a $24.9 million charge for the provisional re-measurement of certain deferred taxes and related amounts and a provisional charge of $23.0 million to income tax expense for the estimated effects of the transitional tax on the deemed repatriation of foreign earnings. During fiscal 2017, the Company recorded valuation reserves of $6.8 million resulting from jurisdictions where there have been cumulative net operating losses, limiting the Company’s ability to consider other subjective evidence to continue to recognize the existing deferred tax assets. During fiscal 2017, the Company also recorded an estimated exit tax charge of $1.9 million related to the Company’s reorganization in Europe as a result of its global cost reduction and restructuring plan. Refer to Note 11 to the Consolidated Financial Statements for further detail.

(7)
During fiscal 2017, the Company sold its minority interest equity holding in a privately-held boutique apparel company for net proceeds of approximately $34.8 million, which resulted in a gain of approximately $22.3 million which was recorded in other income.

(8)
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

ITEM 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.
General
Unless the context indicates otherwise, when we refer to “we,” “us,” “our” or the “Company” in this Form 10‑K, we are referring to Guess?, Inc. and its subsidiaries on a consolidated basis.
Business Segments
The Company’s businesses are grouped into five reportable segments for management and internal financial reporting purposes: Americas Retail, Americas Wholesale, Europe, Asia and Licensing. During fiscal 2018, net revenue and related costs and expenses for certain globally serviced customers were reclassified into the segment primarily responsible for the relationship. During fiscal 2018, segment results were also adjusted to exclude corporate performance-based compensation costs, net gains (losses) on lease terminations and asset impairment charges due to the fact that these items are no longer included in the segment results provided to the Company’s chief operating decision maker in order to allocate resources and assess performance. Accordingly, segment results have been adjusted for fiscal 2017 and fiscal 2016 to conform to the current period presentation. Management evaluates segment performance based primarily on revenues and earnings (loss) from operations before corporate performance-based compensation costs, net gains (losses) from lease terminations, asset impairment charges and restructuring charges, if any. The Americas Retail segment includes the Company’s retail and e-commerce operations in North and Central America and its retail operations in South America. The Americas Wholesale segment includes the Company’s wholesale operations in the Americas. The Europe segment includes the Company’s retail, e-commerce and wholesale operations in Europe and the Middle East. The Asia segment includes the Company’s retail, e-commerce and wholesale operations in Asia and the Pacific. The Licensing segment includes the worldwide licensing operations of the Company. The business segment operating results exclude corporate overhead costs, which consist of shared costs of the organization, net gains (losses) on lease terminations, asset impairment charges and restructuring charges. Corporate overhead costs are presented separately and generally include, among other things, the following unallocated corporate costs: accounting and finance, executive compensation, corporate performance-based compensation, facilities, global advertising and marketing, human resources, information technology and legal. Information regarding these segments is summarized in Note 17 to the Consolidated Financial Statements.

Products
We derive our net revenue from the sale of GUESS?, G by GUESS, GUESS Kids and MARCIANO apparel and our licensees’ products through our worldwide network of directly operated and licensed retail stores, wholesale customers and distributors, as well as our online sites. We also derive royalty revenue from worldwide licensing activities.
Foreign Currency Volatility
Since the majority of our international operations are conducted in currencies other than the U.S. dollar (primarily the euro, Canadian dollar, Korean won, Chinese yuan, Mexican peso and Russian rouble), currency fluctuations can have a significant impact on the translation of our international revenues and earnings into U.S. dollar amounts.
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
During fiscal 2018, the average U.S. dollar rate was weaker against the Canadian dollar, the euro, the Korean won, the Mexican peso and the Russian rouble and stronger against the Chinese yuan compared to the average rate in fiscal 2017. This had an overall favorable impact on the translation of our international revenues and earnings from operations during fiscal 2018 compared to the prior year.
If the U.S. dollar strengthens relative to the respective fiscal 2018 foreign exchange rates, foreign exchange could negatively impact our revenues and operating results as well as our international cash and other balance sheet items during fiscal 2019, particularly in Canada, Europe and Mexico. Alternatively, if the U.S. dollar weakens relative to the respective fiscal 2018 foreign exchange rates, our revenues and operating results as well as our other cash balance sheet items could be positively impacted by foreign currency fluctuations during fiscal 2019, particularly in these regions.
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
Improving our Cost Structure. We plan to continue improving our cost structure by identifying synergies among departments and strengthening our supply chain. We are executing on the following supply chain initiatives to drive improvements in product costs: (i) developing a sourcing network in new territories that can offer better costs; (ii) consolidating and building strategic partnerships with high-quality suppliers to gain scale efficiencies; and (iii) implementing a global fabric platforming process for each of the regional design offices to develop and utilize common fabrics across multiple styles creating a consistently high quality global offer for our wholesale and retail customers. We are also working to shorten our lead times through partnering with our suppliers, exercising agility in the production process and continuously searching for new suppliers and sourcing opportunities in reaction to the latest trends.
We are also focused on improving the profitability of our retail business in the Americas. As almost two-thirds our leases in Americas Retail are up for renewal or have lease exit options over the next three years, we continue to have the flexibility to further optimize our retail footprint, as appropriate, in the coming years. However, we are not restricting ourselves to waiting for these dates to close stores or renegotiate rents. For example, during fiscal 2018, we modified certain of our leases held with a common landlord that had original lease end dates from fiscal 2018 to fiscal 2026 to now end in fiscal 2018 through fiscal 2020, in order to accelerate the reduction of our retail store footprint in North America.
Stabilizing our Wholesale Business. We are partnering with our wholesale customers to emphasize a retail-oriented mindset and encourage the adoption of best practices, including high quality visual merchandising, frequent rotation of products and maximization of inventory turns.
Capital Allocation
The Company’s investments in capital for the full fiscal year 2019 are planned between $85 million and $95 million. The planned investments in capital are primarily related to retail and e-commerce expansion in Europe and Asia as well as continued investments in technology to support our long-term growth plans.
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

The comparable stores sales for fiscal 2018 have been adjusted to compare to the appropriate week in the prior year as a result of the additional week included in fiscal 2018.
Definitions and calculations of comparable store sales used by the Company may differ from similarly titled measures reported by other companies.
Executive Summary
Overview
Net loss attributable to Guess?, Inc. was $7.9 million, or diluted loss of $0.11 per common share, for fiscal 2018, compared to net earnings attributable to Guess?, Inc. of $22.8 million, or diluted earnings of $0.27 per common share, for fiscal 2017.
During fiscal 2018, the Company recognized net losses on lease terminations of $11.4 million, asset impairment charges of $8.5 million and additional income tax expense of $47.9 million related to the enactment of the Tax Reform (or a combined $66.3 million after considering the related tax benefit of $1.4 million resulting from the net losses on lease terminations and asset impairment charges), resulting in an unfavorable impact of $0.81 per share. Excluding the impact of these items, adjusted net earnings attributable to Guess?, Inc. were $58.4 million and adjusted diluted earnings were $0.70 per common share for fiscal 2018. During fiscal 2017, the Company recognized asset impairment charges of $34.4 million, restructuring charges of $6.1 million, a restructuring related estimated exit tax charge of $1.9 million and a valuation allowance established on certain deferred tax assets of $6.8 million, partially offset by a gain from the sale of a minority interest investment of $22.3 million and net gains on lease terminations of $0.7 million (or a combined $16.0 million after considering the net $10.2 million tax benefit resulting from the asset impairment charges, restructuring charges, the sale of the minority interest investment and net gains on lease terminations), resulting in an unfavorable impact of $0.19 per share. Excluding the impact of these items, adjusted net earnings attributable to Guess?, Inc. were $38.8 million and adjusted diluted earnings were $0.46 per common share for fiscal 2017. References to financial results excluding the impact of these items are non-GAAP measures and are addressed below under “Non-GAAP Measures.”
Correction of Immaterial Error
During the fourth quarter of fiscal 2018, the Company reclassified net royalties received on the Company’s inventory purchases of licensed product from net revenue to cost of product sales to reflect its proper treatment as a reduction of the cost of such licensed product. Accordingly, prior period amounts related to net royalties, net revenue and cost of product sales have been adjusted to conform to the current period presentation. This resulted in a decrease to net revenue and cost of product sales of $18.9 million and $19.8 million during fiscal 2017 and fiscal 2016, respectively. This reclassification had no impact on previously reported earnings from operations, net earnings attributable to Guess?, Inc. or net earnings per share. Refer to Note 1 to the Consolidated Financial Statements for further information regarding this reclassification.
Highlights of the Company’s performance for fiscal 2018 compared to the prior year are presented below, followed by a more comprehensive discussion under “Results of Operations”:
Operations

•	Total net revenue increased 7.9% to $2.36 billion for fiscal 2018, compared to $2.19 billion in the prior year. In constant currency, net revenue increased by 5.3%.

•	Gross margin (gross profit as a percentage of total net revenue) increased 110 basis points to 35.1% for fiscal 2018, compared to 34.0% in the prior year.

•
Selling, general and administrative (“SG&A”) expenses as a percentage of total net revenue (“SG&A rate”) increased 40 basis points to 31.5% for fiscal 2018, compared to 31.1% in the prior year. SG&A expenses increased 9.0% to $743.8 million for fiscal 2018, compared to $682.6 million in the prior year.

•	During fiscal 2018, the Company recognized net losses on lease terminations of $11.4 million, compared to net gains on lease terminations of $0.7 million in the prior year.

•	During fiscal 2018, the Company recognized asset impairment charges of $8.5 million, compared to $34.4 million in the prior year.

•	The Company incurred $6.1 million in restructuring charges during fiscal 2017.

•
Operating margin increased 180 basis points to 2.8% for fiscal 2018, compared to 1.0% in the prior year. Lower asset impairment charges recorded during fiscal 2018 favorably impacted operating margin by 130 basis points compared to the prior year. Restructuring charges incurred during the prior year negatively impacted operating margin by 30 basis points in fiscal 2017. Higher net losses on lease terminations recorded during 2018 negatively impacted operating margin by 50 basis points compared to the prior year. Earnings from operations increased 187.0% to $65.2 million for fiscal 2018, compared to $22.7 million in the prior year.

•
Other income, net (including interest income and expense), totaled $5.1 million for fiscal 2018, compared to $30.9 million in the prior year. During fiscal 2017, the Company recorded a gain of $22.3 million in other income, net related to the sale of a minority interest investment.

•
The effective income tax rate increased 53.0% to 105.6% for fiscal 2018, compared to 52.6% in the prior year. The Company’s effective tax rate for 2018 included additional income tax expense of $47.9 million related to the enactment of the Tax Reform, which negatively impacted the Company’s effective tax rate by 68.2% in fiscal 2018. The Company’s effective tax rate for fiscal 2017 included the impact of a valuation allowance established on certain deferred tax assets of $6.8 million and an estimated exit tax charge of $1.9 million related to the Company’s reorganization in Europe as a result of the global cost reduction and restructuring plan. These items negatively impacted the Company’s effective tax rate by 16.3% in fiscal 2017.

Key Balance Sheet Accounts

•
The Company had $367.4 million in cash and cash equivalents and $0.2 million in restricted cash as of February 3, 2018, compared to $396.1 million in cash and cash equivalents and $1.5 million in restricted cash at January 28, 2017.

◦
The Company invested $56.1 million to repurchase 3,866,387 of its common shares during fiscal 2018, of which $6.0 million was settled subsequent to year end. During fiscal 2017, the Company invested $3.5 million to repurchase 289,968 of its common shares.

◦	During fiscal 2018, the Company made up-front payments of approximately $22 million related to the modification of certain lease agreements held with a common landlord in North America.

•
Accounts receivable, which consists of trade receivables relating primarily to the Company’s wholesale business in Europe and, to a lesser extent, to its wholesale businesses in Asia and the Americas, royalty receivables relating to its licensing operations, credit card and retail concession receivables related to its retail businesses and certain other receivables, increased by $34.5 million, or 15.3%, to $260.0 million as of February 3, 2018, compared to $225.5 million at January 28, 2017. On a constant currency basis, accounts receivable increased by $4.7 million, or 2.1%.

•
Inventory increased by $60.9 million, or 16.6%, to $428.3 million as of February 3, 2018, compared to $367.4 million at January 28, 2017. On a constant currency basis, inventory increased by $21.1 million, or 5.8%.

Global Store Count
In fiscal 2018, together with our partners, we opened 165 new stores worldwide, consisting of 84 stores in Europe and the Middle East, 63 stores in Asia and the Pacific, 11 stores in Central and South America, five stores in the U.S. and two stores in Canada. Together with our partners, we closed 182 stores worldwide, consisting of 73 stores in Asia and the Pacific, 44 stores in Europe and the Middle East, 38 stores in the U.S., 24 stores in Canada and three stores in Central and South America.
We ended fiscal 2018 with 1,663 stores and 429 concessions worldwide, comprised as follows:

	Stores			Concessions
Region	Total	Directly Operated	Partner Operated	Total	Directly Operated	Partner Operated
United States	308	306	2	1	—	1
Canada	89	89	—	—	—	—
Central and South America	103	59	44	27	27	—
Total Americas	500	454	46	28	27	1
Europe and the Middle East	669	400	269	33	33	—
Asia and the Pacific	494	157	337	368	177	191
Total	1,663	1,011	652	429	237	192
Of the total 1,663 stores, 1,316 were GUESS? stores, 219 were GUESS? Accessories stores, 70 were G by GUESS stores and 58 were MARCIANO stores.

Results of Operations
The following table sets forth actual operating results for the fiscal years 2018, 2017 and 2016 as a percentage of net revenue:

	Year Ended
	Feb 3,	Jan 28,	Jan 30,
	2018	2017 (1)	2016 (1)
Product sales	96.9%	96.7%	96.2%
Net royalties (1)	3.1	3.3	3.8
Net revenue (1)	100.0	100.0	100.0
Cost of product sales (1)	64.9	66.0	64.0
Gross profit	35.1	34.0	36.0
Selling, general and administrative expenses	31.5	31.1	30.4
Net (gains) losses on lease terminations	0.5	(0.0)	(0.1)
Asset impairment charges	0.3	1.6	0.1
Restructuring charges	—	0.3	—
Earnings from operations	2.8	1.0	5.6
Interest expense	(0.1)	(0.1)	(0.1)
Interest income	0.2	0.1	0.0
Other income, net	0.1	1.4	0.3
Earnings before income tax expense	3.0	2.4	5.8
Income tax expense	3.2	1.2	1.9
Net earnings (loss)	(0.2)	1.2	3.9
Net earnings attributable to noncontrolling interests	0.1	0.2	0.2
Net earnings (loss) attributable to Guess?, Inc.	(0.3)%	1.0%	3.7%
__________________________________

(1)
During the fourth quarter of fiscal 2018, the Company reclassified net royalties received on the Company’s inventory purchases of licensed product from net revenue to cost of product sales. Accordingly, amounts related to net royalties, net revenue and cost of product sales as well as operating results as percentage of net revenue have been adjusted for fiscal 2017 and fiscal 2016 to conform to the current period presentation. Refer to Note 1 to the Consolidated Financial Statements for further information.

Fiscal 2018 Compared to Fiscal 2017
Consolidated Results
Net Revenue.   Net revenue increased by $173.3 million, or 7.9%, to $2.36 billion for fiscal 2018, compared to $2.19 billion in fiscal 2017. In constant currency, net revenue increased by 5.3% as currency translation fluctuations relating to our foreign operations favorably impacted net revenue by $58.3 million compared to the prior year. The increase was driven primarily by retail expansion and positive comparable sales in our international markets and, to a lesser extent, from higher European wholesale shipments and the favorable impact on revenue from the additional week in the current year, partially offset by negative comparable sales in Americas Retail.
Gross Margin.   Gross margin increased 110 basis points to 35.1% for fiscal 2018, compared to 34.0% in fiscal 2017, of which 80 basis points was due to a lower occupancy rate and 30 basis points was due to higher overall product margins. The lower occupancy rate was due primarily to cost reductions due primarily to store closures and negotiated rent reductions in Americas Retail and, to a lesser extent, overall leveraging of expenses, partially offset by the negative impact on the fixed cost structure resulting from negative comparable store sales in Americas Retail. The higher overall product margins were driven primarily by higher overall initial markups.
Gross Profit.   Gross profit increased by $83.8 million, or 11.2%, to $828.8 million for fiscal 2018, compared to $745.0 million in fiscal 2017. The increase in gross profit, which included the favorable impact of currency translation, was due primarily to the favorable impact on gross profit from higher revenue. Currency translation fluctuations relating to our foreign operations favorably impacted gross profit by $22.5 million.

The Company includes inbound freight charges, purchasing costs and related overhead, retail store occupancy costs, including rent and depreciation, and a portion of the Company’s distribution costs related to its retail business in cost of product sales. The Company also includes net royalties received on the Company’s inventory purchases of licensed product as a reduction to cost of product sales. The Company’s gross margin may not be comparable to that of other entities since some entities include all of the costs related to their distribution in cost of product sales and others, like the Company, generally exclude wholesale-related distribution costs from gross margin, including them instead in SG&A expenses. Additionally, some entities include retail store occupancy costs in SG&A expenses and others, like the Company, include retail store occupancy costs in cost of product sales.
SG&A Rate. The Company’s SG&A rate increased 40 basis points to 31.5% for fiscal 2018, compared to 31.1% in fiscal 2017, driven primarily by higher performance-based compensation costs, partially offset by overall leveraging of expenses.
SG&A Expenses. SG&A expenses increased by $61.2 million, or 9.0%, to $743.8 million for fiscal 2018, compared to $682.6 million in fiscal 2017. The increase, which included the unfavorable impact of currency translation, was driven primarily by higher performance-based compensation costs and, to a lesser extent, higher distribution costs resulting from the relocation of the Company’s European distribution center. Currency translation fluctuations relating to our foreign operations unfavorably impacted SG&A expenses by $14.0 million.
Net Gains (Losses) on Lease Terminations. During fiscal 2018, the Company recognized net losses on lease terminations of $11.4 million, compared to net gains on lease terminations of $0.7 million in the prior year. The net losses on lease terminations during fiscal 2018 related primarily to the modification of certain lease agreements held with a common landlord in North America. Currency translation fluctuations relating to our foreign operations unfavorably impacted net losses on lease terminations by $0.3 million.
Asset Impairment Charges. During fiscal 2018, the Company recognized asset impairment charges of $8.5 million, compared to $34.4 million in the prior year. The higher asset impairment charges during fiscal 2017 related primarily to the impairment of certain retail locations in North America resulting from under-performance and expected store closures.
Restructuring Charges. There were no restructuring charges incurred during fiscal 2018. During fiscal 2017, the Company incurred restructuring charges of $6.1 million.
Operating Margin. Operating margin increased 180 basis points to 2.8% for fiscal 2018, compared to 1.0% in fiscal 2017. Lower asset impairment charges recorded during fiscal 2018 favorably impacted operating margin by 130 basis points compared to the prior year. Restructuring charges incurred during the prior year negatively impacted operating margin by 30 basis points in fiscal 2017. Higher net losses on lease terminations recorded during 2018 negatively impacted operating margin by 50 basis points compared to the prior year. Excluding the impact of these items, operating margin increased by 70 basis points compared to the prior year. Currency exchange rate fluctuations favorably impacted operating margin by approximately 30 basis points.
Earnings from Operations. Earnings from operations increased by $42.5 million, or 187.0%, to $65.2 million for fiscal 2018, compared to $22.7 million in fiscal 2017. Currency translation fluctuations relating to our foreign operations favorably impacted earnings from operations by $8.1 million.
Interest Income (Expense), Net.   Interest income, net, was $1.7 million for fiscal 2018, compared to minimal interest expense, net, in fiscal 2017 and includes the impact of hedge ineffectiveness of foreign exchange currency contracts designated as cash flow hedges.
Other Income, Net.   Other income, net was $3.4 million for fiscal 2018, compared to $30.9 million in fiscal 2017. Other income, net in fiscal 2018 consisted primarily of unrealized gains on non-operating assets and net unrealized mark-to-market revaluation gains on foreign currency balances, partially offset by net realized and unrealized mark-to-market revaluation losses on foreign exchange currency contracts. Other income, net in fiscal 2017 consisted primarily of a realized gain of $22.3 million from the sale of a minority interest investment.

Income Tax Expense.  Income tax expense for fiscal 2018 was $74.2 million, or a 105.6% effective tax rate, compared to $28.2 million, or a 52.6% effective tax rate, in fiscal 2017. The increase in the effective income tax rate was primarily due to income tax adjustments made during fiscal 2018 as a result of the enactment of the Tax Reform. These adjustments included a $24.9 million charge for the provisional re-measurement of certain deferred taxes and related amounts and a provisional charge of $23.0 million to income tax expense for the estimated effects of the transitional tax on the deemed repatriation of foreign earnings. These items negatively impacted the Company’s effective tax rate by 68.2% in fiscal 2018. The Company’s effective tax rate for fiscal 2017 included the impact of a valuation allowance established on certain deferred tax assets of $6.8 million, a portion of which was generated from asset impairment charges recorded during fiscal 2017, and an estimated exit tax charge of $1.9 million related to the Company’s reorganization in Europe as a result of the global cost reduction and restructuring plan. These items negatively impacted the Company’s effective tax rate by 16.3% in fiscal 2017.
Net Earnings Attributable to Noncontrolling Interests.   Net earnings attributable to noncontrolling interests for fiscal 2018 was $4.0 million, net of taxes, compared to $2.6 million, net of taxes, in fiscal 2017.
Net Earnings (Loss) Attributable to Guess?, Inc.   Net loss attributable to Guess?, Inc. was $7.9 million for fiscal 2018, compared to net earnings attributable to Guess?, Inc. of $22.8 million in fiscal 2017. Diluted loss per share was $0.11 for fiscal 2018, compared to diluted earnings per share of $0.27 in fiscal 2017. During fiscal 2018, the Company recognized net losses on lease terminations of $11.4 million, asset impairment charges of $8.5 million and additional income tax charges totaling $47.9 million related to the Tax Reform (or a combined $66.3 million after considering the related tax benefit of $1.4 million resulting from the net losses on lease terminations and asset impairment charges), or an unfavorable $0.81 per share impact. Excluding the impact of these items, adjusted net earnings attributable to Guess?, Inc. were $58.4 million and adjusted diluted earnings were $0.70 per common share for fiscal 2018. We estimate that the positive impact from currency fluctuations on diluted loss per common share for fiscal 2018 was approximately $0.02 per share. During fiscal 2017, the Company recognized asset impairment charges of $34.4 million, restructuring charges of $6.1 million, a restructuring related estimated exit tax charge of $1.9 million and a valuation allowance established on certain deferred tax assets of $6.8 million, partially offset by a gain from the sale of a minority interest investment of $22.3 million and net gains on lease terminations of $0.7 million (or a combined $16.0 million after considering the net $10.2 million tax benefit resulting from the asset impairment charges, restructuring charges, the sale of the minority interest investment and net gains on lease terminations), or an unfavorable $0.19 per share impact. Excluding the impact of these items, adjusted net earnings attributable to Guess?, Inc. were $38.8 million and adjusted diluted earnings were $0.46 per common share for fiscal 2017. References to financial results excluding the impact of these items are non-GAAP measures and are addressed below under “Non-GAAP Measures.”

Information by Business Segment
The following table presents our net revenue and earnings (loss) from operations by segment for the last two fiscal years (dollars in thousands):

	Fiscal 2018	Fiscal 2017	Change	% Change
Net revenue:
Americas Retail	$833,077	$935,479	$(102,402)	(10.9%)
Americas Wholesale (1)	150,366	146,260	4,106	2.8
Europe (1)	998,657	788,194	210,463	26.7
Asia (1)	308,899	248,601	60,298	24.3
Licensing (2)	72,755	71,919	836	1.2
Total net revenue (2)	$2,363,754	$2,190,453	$173,301	7.9%
Earnings (loss) from operations:
Americas Retail (1)	$(17,301)	$(22,816)	$5,515	24.2%
Americas Wholesale (1)	25,161	24,190	971	4.0
Europe (1)	87,376	56,961	30,415	53.4
Asia (1)	14,116	(2,381)	16,497	692.9
Licensing (1)	78,102	80,386	(2,284)	(2.8)
Total segment earnings from operations	187,454	136,340	51,114	37.5
Corporate overhead (1)	(102,429)	(73,859)	(28,570)	38.7
Net gains (losses) on lease terminations (1)	(11,373)	695	(12,068)
Asset impairment charges (1)	(8,479)	(34,385)	25,906
Restructuring charges	—	(6,083)	6,083
Total earnings from operations	$65,173	$22,708	$42,465	187.0%
Operating margins:
Americas Retail	(2.1%)	(2.4%)
Americas Wholesale (1)	16.7%	16.5%
Europe (1)	8.7%	7.2%
Asia (1)	4.6%	(1.0%)
Licensing (1) (2)	107.3%	111.8%
Total Company (2)	2.8%	1.0%
_______________________________________________________________________

(1)
During fiscal 2018, net revenue and related costs and expenses for certain globally serviced customers were reclassified into the segment primarily responsible for the relationship. Segment results were also adjusted to exclude corporate performance-based compensation costs, net gains (losses) on lease terminations and asset impairment charges due to the fact that these items are no longer included in the segment results provided to the Company’s chief operating decision maker in order to allocate resources and assess performance. Accordingly, segment results have been adjusted for fiscal 2017 to conform to the current period presentation.

(2)
During the fourth quarter of fiscal 2018, the Company reclassified net royalties received on the Company’s inventory purchases of licensed product from net revenue to cost of product sales. Accordingly, net revenue has been adjusted for fiscal 2017 to conform to the current period presentation. This reclassification had no impact on previously reported earnings from operations.

Americas Retail
Net revenue from our Americas Retail segment decreased by $102.4 million, or 10.9%, to $833.1 million for fiscal 2018, from $935.5 million in fiscal 2017. In constant currency, net revenue decreased by 11.4% compared to the prior year, driven primarily by the unfavorable impact from negative comparable store sales and, to a lesser extent, store closures. Comparable store sales (including e-commerce) decreased 9% in U.S. dollars and 10% in constant currency. The inclusion of our e-commerce sales had a minimal impact on the comparable store sale percentage in U.S. dollars and constant currency. The store base for the U.S. and Canada decreased by an average of 28 net stores in fiscal 2018 compared to the prior year, resulting in a 5.4% net decrease in average square footage. Currency translation fluctuations relating to our non-U.S. retail stores and e-commerce sites favorably impacted net revenue by $3.9 million.

Operating margin improved 30 basis points to negative 2.1% for fiscal 2018, compared to negative 2.4% in fiscal 2017. This improvement was due to higher gross margins and, to a lesser extent, a lower SG&A rate. The higher gross margins were driven primarily by cost reductions due primarily to store closures and negotiated rent reductions and, to a lesser extent, higher initial markups, partially offset by the negative impact on the fixed cost structure resulting from negative comparable store sales. The lower SG&A rate was due to lower expenses, partially offset by the negative impact on the fixed cost structure resulting from negative comparable store sales.
Loss from operations from our Americas Retail segment improved by $5.5 million, or 24.2%, to $17.3 million for fiscal 2018, compared to $22.8 million in fiscal 2017. The improvement reflects the favorable impact on earnings from lower occupancy costs and lower store selling expenses driven primarily by store closures and, to a lesser extent, negotiated rent reductions, partially offset by the unfavorable impact from lower revenue.
Americas Wholesale
Net revenue from our Americas Wholesale segment increased by $4.1 million, or 2.8%, to $150.4 million for fiscal 2018, compared to $146.3 million in fiscal 2017. In constant currency, net revenue increased by 2.0% compared to the prior year, primarily by higher shipments in our Mexico wholesale business. Currency translation fluctuations relating to our non-U.S. wholesale businesses favorably impacted net revenue by $1.2 million.
Operating margin increased 20 basis points to 16.7% for fiscal 2018, compared to 16.5% in fiscal 2017, due to higher gross margins, partially offset by higher expenses.
Earnings from operations from our Americas Wholesale segment increased by $1.0 million, or 4.0%, to $25.2 million for fiscal 2018, compared to $24.2 million in fiscal 2017. The increase was driven primarily by the favorable impact on earnings from higher revenue and, to a lesser extent, higher gross margins.
Europe
Net revenue from our Europe segment increased by $210.5 million, or 26.7%, to $998.7 million for fiscal 2018, compared to $788.2 million in fiscal 2017. In constant currency, net revenue increased by 20.6% compared to the prior year, driven primarily by the favorable impact from retail expansion and, to a lesser extent, from higher shipments in our European wholesale business, positive comparable sales and the favorable impact on revenue from the additional week in the current year. As of February 3, 2018, we directly operated 400 stores in Europe compared to 336 stores at January 28, 2017, excluding concessions, which represents a 19.0% increase over the prior year. Comparable sales (including e-commerce) increased 11% in U.S. dollars and 6% in constant currency compared to the prior-year period. The inclusion of our e-commerce sales increased the comparable sales percentage by 4% in U.S. dollars and 3% in constant currency. Currency translation fluctuations relating to our European operations favorably impacted net revenue by $47.7 million.
Operating margin increased 150 basis points to 8.7% for fiscal 2018, compared to 7.2% in fiscal 2017, due to a lower SG&A rate, partially offset by lower gross margins. The lower SG&A rate was driven primarily by the favorable impact on the fixed cost structure resulting from overall leveraging of expenses, partially offset by higher distribution costs resulting from the relocation of the Company’s European distribution center. The lower gross margins were driven primarily by higher distribution costs resulting from the relocation of the Company’s European distribution center, partially offset by higher initial markups.
Earnings from operations from our Europe segment increased by $30.4 million, or 53.4%, to $87.4 million for fiscal 2018, compared to $57.0 million in fiscal 2017. The increase was driven primarily by the favorable impact on earnings from higher revenue, partially offset by higher occupancy costs and store selling expenses due to retail expansion and, to a lesser extent, higher distribution costs resulting from the relocation of the Company’s European distribution center. Currency translation fluctuations relating to our European operations favorably impacted earnings from operations by $7.6 million.
Asia
Net revenue from our Asia segment increased by $60.3 million, or 24.3%, to $308.9 million for fiscal 2018, compared to $248.6 million in fiscal 2017. In constant currency, net revenue increased by 22.1% compared to the prior year, driven primarily by retail expansion and, to a lesser extent, positive comparable sales. Comparable sales (including e-commerce) increased 8% in U.S. dollars and 5% in constant currency compared to the prior year. The inclusion of our e-commerce sales increased the comparable sales percentage by 4% in U.S. dollars and 3% in constant currency. As of February 3, 2018, we and our partners operated 494 stores and 368 concessions in Asia, compared to 504 stores and 384 concessions at January 28, 2017. As of February 3, 2018, we directly operated 157 stores and 177 concessions, compared to 108 directly operated stores and 193 concessions at January 28, 2017. Currency translation fluctuations relating to our Asian operations favorably impacted net revenue by $5.4 million.
Operating margin increased 560 basis points to 4.6% for fiscal 2018, from negative 1.0% in fiscal 2017. The increase in operating margin was due to higher gross margins and, to a lesser extent, a lower SG&A rate driven primarily by overall leveraging of occupancy costs and SG&A expenses.
Earnings from operations from our Asia segment was $14.1 million for fiscal 2018, compared to loss from operations of $2.4 million in fiscal 2017. The increase in earnings from operations was driven by the favorable impact on earnings from higher revenue. Currency translation fluctuations relating to our Asian operations favorably impacted earnings from operations by $0.6 million.
Licensing
Net royalty revenue from our Licensing segment increased by $0.8 million, or 1.2%, to $72.8 million for fiscal 2018, compared to $71.9 million in fiscal 2017.
Earnings from operations from our Licensing segment decreased by $2.3 million, or 2.8%, to $78.1 million for fiscal 2018, from $80.4 million in fiscal 2017.
Corporate Overhead
Unallocated corporate overhead increased by $28.6 million to $102.4 million for fiscal 2018, compared to $73.9 million in fiscal 2017. The increase was driven primarily by higher performance-based compensation costs.

Fiscal 2017 Compared to Fiscal 2016
Consolidated Results
Net Revenue.   Net revenue increased by $6.0 million, or 0.3%, to $2.19 billion for fiscal 2017, compared to $2.18 billion in fiscal 2016. In constant currency, net revenue increased by 1.1% as currency translation fluctuations relating to our foreign operations unfavorably impacted net revenue by $17.2 million compared to the prior year.
Gross Margin.   Gross margin decreased 200 basis points to 34.0% for fiscal 2017, from 36.0% in fiscal 2016, of which 120 basis points was due to lower overall product margins and 80 basis points was due to a higher occupancy rate. The lower overall product margins were due primarily to more markdowns in Americas Retail. The higher occupancy rate was driven primarily by the negative impact on the Company’s fixed cost structure resulting from negative comparable store sales in Americas Retail.
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
SG&A Rate. The Company’s SG&A rate increased 70 basis points to 31.1% for fiscal 2017, compared to 30.4% in fiscal 2016, due primarily to the unfavorable impact from segment mix, partially offset by lower performance-based compensation costs.
SG&A Expenses. SG&A expenses increased by $16.5 million, or 2.5%, to $682.6 million for fiscal 2017, compared to $666.1 million in fiscal 2016. The increase, which included the favorable impact of currency translation, was driven by higher investments to support our expansion, partially offset by lower current-year performance-based compensation costs and prior-year charges for legal matters of $7.0 million. Currency translation fluctuations relating to our foreign operations favorably impacted SG&A expenses by $3.6 million.

Net Gains on Lease Terminations. During fiscal 2017, the Company recognized net gains on lease terminations of $0.7 million, compared to $2.3 million in the prior year. The net gains on lease terminations related primarily to the early termination of certain lease agreements in Europe
Asset Impairment Charges. During fiscal 2017, the Company recognized asset impairment charges of $34.4 million, compared to $2.3 million in the prior year. The higher asset impairment charges during fiscal 2017 related primarily to the impairment of certain retail locations in North America resulting from under-performance and expected store closures. Currency translation fluctuations relating to our foreign operations unfavorably impacted asset impairment charges by $0.5 million.
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
Operating Margin. Operating margin decreased 460 basis points to 1.0% for fiscal 2017, from 5.6% in fiscal 2016. Higher asset impairment charges recorded during fiscal 2017 unfavorably impacted operating margin by 150 basis points compared to the prior year. Restructuring charges negatively impacted operating margin by 30 basis points in fiscal 2017. Lower net gains on lease terminations recorded during fiscal 2017 unfavorably impacted operating margin by 10 basis points compared to the prior year. Currency exchange rate fluctuations negatively impacted operating margin by approximately 70 basis points.
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
Income Tax Expense.  Income tax expense for fiscal 2017 was $28.2 million, or a 52.6% effective tax rate, compared to $42.5 million, or a 33.4% effective tax rate, in fiscal 2016. The increase in the effective income tax rate was due primarily to more losses incurred in certain foreign jurisdictions where the Company has valuation allowances, partially offset by the favorable impact of a lower tax rate on the gain from the sale of a minority interest investment during fiscal 2017 compared to the prior year. The Company’s effective tax rate for fiscal 2017 included the impact of a valuation allowance established on certain deferred tax assets of $6.8 million, a portion of which was generated from asset impairment charges recorded during fiscal 2017, and an estimated exit tax charge of $1.9 million related to the Company’s reorganization in Europe as a result of the global cost reduction and restructuring plan. These items negatively impacted the Company’s effective tax rate by 16.3% in fiscal 2017.
Net Earnings Attributable to Noncontrolling Interests.   Net earnings attributable to noncontrolling interests for fiscal 2017 was $2.6 million, net of taxes, compared to $3.0 million, net of taxes, in fiscal 2016.
Net Earnings Attributable to Guess?, Inc.   Net earnings attributable to Guess?, Inc. decreased by $59.1 million, or 72.2%, to $22.8 million for fiscal 2017, from $81.9 million in fiscal 2016. Diluted earnings per share decreased to $0.27 per share for fiscal 2017, from $0.96 per share in fiscal 2016. During fiscal 2017, the Company recognized asset impairment charges of $34.4 million, restructuring charges of $6.1 million, a restructuring related estimated exit tax charge of $1.9 million and a valuation allowance established on certain deferred tax assets of $6.8 million, partially offset by a gain from the sale of a minority interest investment of $22.3 million and net gains on lease terminations of $0.7 million (or a combined $16.0 million after considering the net $10.2 million tax benefit resulting from the asset impairment charges, restructuring charges, the sale of the minority interest investment and net gains on lease terminations), or an unfavorable $0.19 per share impact. Excluding the impact of these items, adjusted net earnings attributable to Guess?, Inc. were $38.8 million and adjusted diluted earnings were $0.46 per common share for fiscal 2017. References to financial results excluding the impact of these items are non-GAAP measures and are addressed below under “Non-GAAP Measures.” We estimate that the negative impact from currency fluctuations on diluted earnings per common share for fiscal 2017 was approximately $0.13 per share. During fiscal 2016, the Company also recognized net gains on lease terminations of $2.3 million which was mostly offset by asset impairment charges of $2.3 million, resulting in a minimal per share impact.
Information by Business Segment
The following table presents our net revenue and earnings (loss) from operations by segment for fiscal 2017 and fiscal 2016 (dollars in thousands):

	Fiscal 2017	Fiscal 2016	Change	% Change
Net revenue:
Americas Retail	$935,479	$981,942	$(46,463)	(4.7%)
Americas Wholesale (1)	146,260	155,594	(9,334)	(6.0)
Europe (1)	788,194	722,877	65,317	9.0
Asia (1)	248,601	240,041	8,560	3.6
Licensing (2)	71,919	84,041	(12,122)	(14.4)
Total net revenue (2)	$2,190,453	$2,184,495	$5,958	0.3%
Earnings (loss) from operations:
Americas Retail (1)	$(22,816)	$18,414	$(41,230)	(223.9%)
Americas Wholesale (1)	24,190	29,579	(5,389)	(18.2)
Europe (1)	56,961	53,673	3,288	6.1
Asia (1)	(2,381)	10,309	(12,690)	(123.1)
Licensing (1)	80,386	92,189	(11,803)	(12.8)
Total segment earnings from operations	136,340	204,164	(67,824)	(33.2)
Corporate overhead (1)	(73,859)	(82,864)	9,005	(10.9)
Net gains (losses) on lease terminations (1)	695	2,337	(1,642)
Asset impairment charges (1)	(34,385)	(2,287)	(32,098)
Restructuring charges	(6,083)	—	(6,083)
Total earnings from operations	$22,708	$121,350	$(98,642)	(81.3%)
Operating margins:
Americas Retail (1)	(2.4%)	1.9%
Americas Wholesale (1)	16.5%	19.0%
Europe (1)	7.2%	7.4%
Asia (1)	(1.0%)	4.3%
Licensing (1) (2)	111.8%	109.7%
Total Company (2)	1.0%	5.6%
_______________________________________________________________________

(1)
During fiscal 2018, net revenue and related costs and expenses for certain globally serviced customers were reclassified into the segment primarily responsible for the relationship. Segment results were also adjusted to exclude corporate performance-based compensation costs, net gains (losses) on lease terminations and asset impairment charges due to the fact that these items are no longer included in the segment results provided to the Company’s chief operating decision maker in order to allocate resources and assess performance. Accordingly, segment results have been adjusted for fiscal 2017 and fiscal 2016 to conform to the current period presentation.

(2)
During the fourth quarter of fiscal 2018, the Company reclassified net royalties received on the Company’s inventory purchases of licensed product from net revenue to cost of product sales. Accordingly, net revenue has been adjusted for fiscal 2017 and fiscal 2016 to conform to the current period presentation. This reclassification had no impact on previously reported earnings from operations.

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
Operating margin decreased 430 basis points to negative 2.4% for fiscal 2017, from 1.9% in fiscal 2016, due to lower gross margins and a higher SG&A rate. The lower gross margins were driven primarily by more markdowns and the negative impact on the fixed cost structure resulting from negative comparable store sales. The higher SG&A rate was due primarily to the negative impact on the fixed cost structure resulting from negative comparable store sales.
Loss from operations from our Americas Retail segment was $22.8 million for fiscal 2017, compared to earnings from operations of $18.4 million in fiscal 2016. The deterioration reflects the impact on earnings from negative comparable store sales and lower product margins.
Americas Wholesale
Net revenue from our Americas Wholesale segment decreased by $9.3 million, or 6.0%, to $146.3 million for fiscal 2017, from $155.6 million in fiscal 2016. In constant currency, net revenue decreased by 2.7% compared to the prior year, driven primarily by lower shipments in our U.S. wholesale business. Currency translation fluctuations relating to our non-U.S. wholesale businesses unfavorably impacted net revenue by $5.2 million.
Operating margin decreased 250 basis points to 16.5% for fiscal 2017, from 19.0% in fiscal 2016, driven by lower gross margins and a higher SG&A rate. The lower gross margins were driven primarily by the unfavorable impact from currency exchange rate fluctuations on product costs and lower initial markups. The higher SG&A rate was due primarily to overall deleveraging.
Earnings from operations from our Americas Wholesale segment decreased by $5.4 million, or 18.2%, to $24.2 million for fiscal 2017, from $29.6 million in fiscal 2016. The decrease was driven by the negative impact on earnings from lower product margins and lower revenue. Currency translation fluctuations relating to our non-U.S. wholesale businesses unfavorably impacted earnings from operations by $1.6 million.
Europe
Net revenue from our Europe segment increased by $65.3 million, or 9.0%, to $788.2 million for fiscal 2017, compared to $722.9 million in fiscal 2016. In constant currency, net revenue increased by 9.4% compared to the prior year, driven primarily by the favorable impact from retail expansion and a percentage increase in the high-single digits for comparable store sales, partially offset by lower shipments in our European wholesale business. As of January 28, 2017, we directly operated 336 stores in Europe compared to 280 stores at January 30, 2016, excluding concessions, which represents a 20.0% increase over the prior year. Currency translation fluctuations relating to our European operations unfavorably impacted net revenue by $2.4 million.
Operating margin decreased 20 basis points to 7.2% for fiscal 2017, from 7.4% in fiscal 2016, due to lower gross margins, partially offset by a lower SG&A rate. The lower gross margins were driven primarily by the unfavorable impact from currency exchange rate fluctuations, partially offset by the favorable impact from positive comparable store sales. The lower SG&A rate was driven by the favorable impact on the fixed cost structure resulting from overall leveraging of expenses.
Earnings from operations from our Europe segment increased by $3.3 million, or 6.1%, to $57.0 million for fiscal 2017, compared to $53.7 million in fiscal 2016. The increase was due to the favorable impact on earnings from higher revenue, partially offset by higher occupancy costs and store selling expenses due to retail expansion. Currency translation fluctuations relating to our European operations unfavorably impacted earnings from operations by $1.6 million.
Asia
Net revenue from our Asia segment increased by $8.6 million, or 3.6%, to $248.6 million for fiscal 2017, compared to $240.0 million in fiscal 2016. In constant currency, net revenue increased by 4.9% compared to the prior year, driven primarily by retail expansion and positive comparable stores in China. As of January 28, 2017, we and our partners operated 504 stores and 384 concessions in Asia, compared to 490 stores and 416 concessions at January 30, 2016. Currency translation fluctuations relating to our Asian operations unfavorably impacted net revenue by $3.1 million.
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
Loss from operations from our Asia segment was $2.4 million for fiscal 2017, compared to earnings from operations of $10.3 million in fiscal 2016. The deterioration was driven by higher SG&A expenses and occupancy costs due primarily to expansion in China.
Licensing
Net royalty revenue from our Licensing segment decreased by $12.1 million, or 14.4%, to $71.9 million for fiscal 2017, from $84.0 million in fiscal 2016. The decrease was driven primarily by overall softness in our licensing business, particularly in our watch and footwear categories.
Earnings from operations from our Licensing segment decreased by $11.8 million, or 12.8%, to $80.4 million for fiscal 2017, from $92.2 million in fiscal 2016. The decrease was driven primarily by the unfavorable impact to earnings from lower revenue.
Corporate Overhead
Unallocated corporate overhead decreased by $9.0 million to $73.9 million for fiscal 2017, compared to $82.9 million in fiscal 2016. The decrease was driven primarily by lower performance-based compensation costs during fiscal 2017 and charges related to legal matters of $7.0 million during fiscal 2016.
Non-GAAP Measures
The Company’s reported financial results are presented in accordance with GAAP. The reported net loss attributable to Guess?, Inc. and diluted loss per share in fiscal 2018 reflect the impact of (i) net losses on a lease termination, (ii) asset impairment charges, (iii) the tax effects of these adjustments and (iv) additional income tax expense related to the enactment of the Tax Reform. The reported net earnings attributable to Guess?, Inc. and diluted earnings per share in fiscal 2017 reflect the impact of (i) net gains on lease terminations, (ii) asset impairment charges, (iii) restructuring charges and a related estimated exit tax charge, (iv) a gain related to the sale of a minority interest investment, (v) the tax effects of these adjustments and (vi) a valuation allowance established on certain deferred tax assets. The reported net earnings attributable to Guess?, Inc. and diluted earnings per share in fiscal 2016 reflect the impact of (i) net gains on lease terminations, (ii) asset impairment charges and (iii) the tax effects of these adjustments. These items affect the comparability of the Company’s reported results. The financial results are also presented on a non-GAAP basis, as defined in Section 10(e) of Regulation S-K of the SEC, to exclude the effect of these items. The Company believes that these “non-GAAP” or “adjusted” financial measures are useful for investors to evaluate the comparability of the Company’s operating results and its future outlook when reviewed in conjunction with the Company’s GAAP financial statements. The non-GAAP measures are provided in addition to, and not as alternatives for, the Company’s reported GAAP results.
The adjusted measures for fiscal 2018 exclude the impact of net losses on lease terminations of $11.4 million, asset impairment charges of $8.5 million and additional income tax expense of $47.9 million related to the enactment of the Tax Reform. The net losses on lease terminations related primarily to the modification of certain lease agreements held with a common landlord in North America. The asset impairment charges related primarily to the impairment of certain retail locations in North America resulting from under-performance and expected store closures. The additional income tax expense related to the enactment of the Tax Reform is comprised of a provisional charge of $24.9 million for the re-measurement of U.S. deferred tax assets and a provisional charge of $23.0 million for the estimated effects of the transitional tax on the deemed repatriation of foreign earnings. These items resulted in a combined $66.3 million impact ( after considering the related tax benefit of $1.4 million resulting from the net losses on lease terminations and asset impairment charges), or an unfavorable $0.81 per share impact during fiscal 2018. Net loss attributable to Guess?, Inc. was $7.9 million and diluted loss per common share was $0.11 for fiscal 2018. Excluding the impact of these items, adjusted net earnings attributable to Guess?, Inc. were $58.4 million and adjusted diluted earnings per common share were $0.70 for fiscal 2018.
The adjusted measures for fiscal 2017 exclude the impact of asset impairment charges of $34.4 million, restructuring charges of $6.1 million, a restructuring related estimated exit tax charge of $1.9 million and a valuation allowance established on certain deferred tax assets of $6.8 million, partially offset by a gain related to the sale of a minority interest investment of $22.3 million and net gains on lease terminations of $0.7 million. The asset impairment charges related primarily to the impairment of certain retail locations in North America resulting from under-performance and expected store closures. During the first quarter of fiscal 2017, the Company implemented a global cost reduction and restructuring plan to better align its global cost and organizational structure with its current strategic initiatives. This plan included the consolidation and streamlining of the Company’s business processes and a reduction in its global workforce and other expenses. During fiscal 2017, the Company recorded a valuation allowance on certain deferred tax assets, a portion of which was generated from asset impairment charges recorded during fiscal 2017. The net gains on lease terminations related primarily to the early termination of certain lease agreements in Europe. These items resulted in a combined $16.0 million impact (after considering the net $10.2 million tax benefit resulting from the asset impairment charges, restructuring charges, the sale of the minority interest investment and net gains on lease terminations), or an unfavorable $0.19 per share impact during fiscal 2017. Net earnings attributable to Guess?, Inc. were $22.8 million and diluted earnings per common share were $0.27 for fiscal 2017. Excluding the impact of these items, adjusted net earnings attributable to Guess?, Inc. were $38.8 million and adjusted diluted earnings per common share were $0.46 for fiscal 2017.
The adjusted measures for fiscal 2016 exclude the impact of asset impairment charges of $2.3 million which was mostly offset by net gains on lease terminations of $2.3 million, resulting in a minimal per share impact. The asset impairment charges related primarily to the impairment of certain retail locations in North America resulting from under-performance and expected store closures. The net gains on lease terminations related primarily to the early termination of certain lease agreements in Europe.
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

Liquidity and Capital Resources
We need liquidity globally primarily to fund our working capital, occupancy costs, the expansion, remodeling and rationalization of our retail stores, shop-in-shop programs, concessions, systems, infrastructure, other existing operations, international growth and potential acquisitions and investments. In addition, in the U.S. we need liquidity to fund share repurchases and payment of dividends to our stockholders. Generally, our working capital needs are highest during the late summer and fall as our inventories increase before the holiday selling period. During the fiscal year ended February 3, 2018, the Company relied primarily on trade credit, available cash, real estate and other operating leases, capital leases, proceeds from short-term lines of credit and internally generated funds to finance our operations, payment of dividends, share repurchases and expansion. The Company anticipates that we will be able to satisfy our ongoing cash requirements during the next twelve months for working capital, capital expenditures, payments on our debt, capital leases and operating leases as well as lease termination payments, potential acquisitions and investments, share repurchases and dividend payments to stockholders, primarily with cash flow from operations and existing cash balances supplemented by borrowings under our existing Credit Facility in the U.S. and Canada as well as bank facilities in Europe, as described below under “—Borrowings and Capital Lease Obligations.”
In December 2017, the U.S. government enacted the Tax Reform which significantly changes the U.S. corporate income tax laws, including moving from a global taxation regime to a territorial regime and lowering the future U.S. federal tax rate from 35% to 21%. The Company is now required to pay a tax on all historical earnings of foreign subsidiaries that have not been repatriated to the U.S., and as a result, the Company has recorded a provisional charge of $23.0 million during the fourth quarter of fiscal 2018. Such charges are expected to be paid over an eight year period as the Tax Reform allows beginning in calendar 2018. The Company has provided for any additional tax liabilities on amounts that are estimated to be repatriated from foreign operations as a result of the Tax Reform. We have not provided for other income taxes on undistributed foreign earnings expected to be reinvested outside the U.S. If in the future we decide to repatriate such earnings, we would incur other incremental taxes. Our current plans do not indicate a need to repatriate them to fund our U.S. cash requirements. As of February 3, 2018, the Company had cash and cash equivalents of $367.4 million, of which approximately $76.9 million was held in the U.S.
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
The Company has presented below the cash flow performance comparison of the year ended February 3, 2018 versus the year ended January 28, 2017. As a result of the adoption of new authoritative guidance during fiscal 2018, which impacted the classification of certain cash receipts and cash payments in the statement of cash flows, the amounts related to cash flows from operating, investing and financing activities as well as the effect of exchange rates on cash, cash equivalents and restricted cash have been updated for fiscal 2017 to conform to the current period presentation. Refer to Note 2 to the Consolidated Financial Statements for further description of these changes.
Operating Activities
Net cash provided by operating activities was $148.4 million for the fiscal year ended February 3, 2018, compared to $71.7 million for the fiscal year ended January 28, 2017, or an increase of $76.6 million. The increase was driven primarily by the favorable impact of changes in working capital during fiscal 2018 compared to the prior year. The change in working capital was driven primarily by the favorable impact from timing of payments and improved inventory management during fiscal 2018 compared to the prior year. Net cash provided by operating activities for fiscal 2018 includes the impact from up-front payments of approximately $22 million related to the modification of certain lease agreements held with a common landlord in North America.
Investing Activities
Net cash used in investing activities was $90.3 million for the fiscal year ended February 3, 2018, compared to $49.0 million for the fiscal year ended January 28, 2017. Net cash used in investing activities related primarily to capital expenditures incurred on international retail expansion, investments in technology infrastructure and existing store remodeling programs. In addition, the cost of any business acquisitions, settlement of forward exchange currency contracts, purchases of investments and proceeds from the disposition of long-term assets are also included in cash flows used in investing activities.

The increase in cash used in investing activities was driven primarily by proceeds received in the prior year from the sale of long-term assets. During the fiscal year ended February 3, 2018, the Company opened 129 directly operated stores compared to 130 directly operated stores that were opened in the prior year.
Financing Activities
Net cash used in financing activities was $128.7 million for the fiscal year ended February 3, 2018, compared to $69.0 million for the fiscal year ended January 28, 2017. Cash used in financing activities related primarily to the payment of dividends and the repurchases of shares of the Company’s common stock. In addition, payments related to borrowings, capital lease obligations, capital distributions to noncontrolling interests, issuance of common stock under our equity plans, purchase of redeemable noncontrolling interest and debt issuance costs and proceeds from borrowings and capital contributions from noncontrolling interests are also included in cash flows used in financing activities.
The increase in net cash used in financing activities was due primarily due to higher repurchases of shares of the Company’s common stock and prior-year proceeds from the Company’s ten-year $21.5 million real estate secured loan entered into during fiscal 2017. During fiscal 2018, the Company invested $56.1 million to repurchase 3,866,387 of its common shares, of which $6.0 million was settled subsequent to year end. During fiscal 2017, the Company invested $3.5 million to repurchase 289,968 of its common shares.
Effect of Exchange Rates on Cash, Cash Equivalents and Restricted Cash
During the fiscal year ended February 3, 2018, changes in foreign currency translation rates increased our reported cash, cash equivalents and restricted cash balance by $40.7 million. This compares to a decrease of $2.1 million in cash, cash equivalents and restricted cash driven by changes in foreign currency translation rates during the fiscal year ended January 28, 2017.
Working Capital
As of February 3, 2018, the Company had net working capital (including cash and cash equivalents) of $640.9 million, compared to $698.6 million at January 28, 2017. The Company’s primary working capital needs are for accounts receivable and inventory. Accounts receivable increased by $34.5 million, or 15.3%, to $260.0 million as of February 3, 2018, compared to $225.5 million at January 28, 2017. The accounts receivable balance consists of trade receivables relating primarily to the Company’s wholesale business in Europe and, to a lesser extent, to its wholesale businesses in Asia and the Americas, royalty receivables relating to its licensing operations, credit card and retail concession receivables related to its retail businesses and certain other receivables. On a constant currency basis, accounts receivable increased by $4.7 million, or 2.1%, when compared to January 28, 2017. As of February 3, 2018, approximately 59% of our total net trade receivables and 72% of our European net trade receivables were subject to credit insurance coverage, certain bank guarantees or letters of credit for collection purposes. Our credit insurance coverage contains certain terms and conditions specifying deductibles and annual claim limits. Inventory increased by $60.9 million, or 16.6%, to $428.3 million as of February 3, 2018, from $367.4 million at January 28, 2017. On a constant currency basis, inventory increased by $21.1 million, or 5.8%, when compared to January 28, 2017, driven primarily by retail expansion in our international markets, partially offset by lower inventory in Americas Retail.
.

Contractual Obligations and Commitments
The following table summarizes the Company’s contractual obligations as of February 3, 2018 and the effects such obligations are expected to have on liquidity and cash flow in future periods (dollars in thousands):

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Contractual Obligations:
Long-term debt (1)	$28,216	$2,114	$4,876	$2,457	$18,769
Capital lease obligations (1)	24,984	2,940	5,879	5,306	10,859
Operating lease obligations (2)	984,902	201,078	329,220	224,724	229,880
Purchase obligations (3)	208,143	208,143	—	—	—
Benefit obligations (4)	94,723	1,863	9,102	10,166	73,592
Total	$1,340,968	$416,138	$349,077	$242,653	$333,100
Other commercial commitments (5)	$990	$990	$—	$—	$—
________________________________________________________________________

(1)	Includes interest payments.

(2)	Does not include rent based on a percentage of annual sales volume, insurance, taxes and common area maintenance charges. In fiscal 2018, these variable charges totaled $133.2 million.

(3)
Purchase obligations represent open purchase orders for raw materials and merchandise at the end of the fiscal year. These purchase orders can be impacted by various factors, including the scheduling of market weeks, the timing of issuing orders, the timing of the shipment of orders and currency fluctuations.

(4)	Includes expected payments associated with the deferred compensation plan and the Supplemental Executive Retirement Plan through fiscal 2055.

(5)	Consists of standby letters of credit for workers’ compensation and general liability insurance.
Excluded from the above contractual obligations table is the noncurrent liability for unrecognized tax benefits, including penalties and interest, of $19.0 million. This liability for unrecognized tax benefits has been excluded because the Company cannot make a reliable estimate of the period in which the liability will be settled, if ever.
Off-Balance Sheet Arrangements
Other than certain obligations and commitments included in the table above, we did not have any material off-balance sheet arrangements as of February 3, 2018.
Dividends
During the first quarter of fiscal 2008, the Company announced the initiation of a quarterly cash dividend of $0.06 per share of the Company’s common stock. Since that time, the Company has continued to pay a quarterly cash dividend, which has subsequently increased to $0.225 per common share.
On March 21, 2018, the Company announced a regular quarterly cash dividend of $0.225 per share on the Company’s common stock. The cash dividend will be paid on April 20, 2018 to shareholders of record as of the close of business on April 4, 2018.
The payment of cash dividends in the future will be at the discretion of our Board of Directors and will be based upon a number of business, legal and other considerations, including our cash flow from operations, capital expenditures, debt service and covenant requirements, cash paid for income taxes, earnings, share repurchases, economic conditions and U.S. and global liquidity.
Share Repurchases
On June 26, 2012, the Company’s Board of Directors authorized a program to repurchase, from time-to-time and as market and business conditions warrant, up to $500 million of the Company’s common stock. Repurchases under the program may be made on the open market or in privately negotiated transactions, pursuant to Rule 10b5-1 trading plans or other available means. There is no minimum or maximum number of shares to be repurchased under the program, which may be discontinued at any time, without prior notice. During fiscal 2018, the Company repurchased 3,866,387 shares under the program at an aggregate cost of $56.1 million, of which $6.0 million was settled subsequent to year end. During fiscal 2017, the Company repurchased 289,968 shares under the program at an aggregate cost of $3.5 million. During fiscal 2016, the Company repurchased 2,000,000 shares at an aggregate cost of $44.0 million. As of February 3, 2018, the Company had remaining authority under the program to purchase $392.2 million of its common stock.
Subsequent to year end, the Company repurchased approximately 1.1 million shares under its share repurchase program at an aggregate cost of $17.6 million.
Capital Expenditures
Gross capital expenditures totaled $84.7 million, before deducting lease incentives of $7.4 million, for the fiscal year ended February 3, 2018. This compares to gross capital expenditures of $90.6 million, before deducting lease incentives of $6.1 million, for the fiscal year ended January 28, 2017.
The Company’s investments in capital for the full fiscal year 2019 are planned between $85 million and $95 million. The planned investments in capital are primarily related to retail and e-commerce expansion in Europe and Asia as well as continued investments in technology to support our long-term growth plans.
We will periodically evaluate strategic acquisitions and alliances and pursue those that we believe will support and contribute to our overall growth initiatives.
Borrowings and Capital Lease Obligations
Credit Facilities
On June 23, 2015, the Company entered into a five-year senior secured asset-based revolving credit facility with Bank of America, N.A. and the other lenders party thereto (the “Credit Facility”). The Credit Facility provides for a borrowing capacity in an amount up to $150 million, including a Canadian sub-facility up to $50 million, subject to a borrowing base. Based on applicable accounts receivable, inventory, eligible cash balances and relevant covenant restrictions as of February 3, 2018, the Company could have borrowed up to $87 million under the Credit Facility. The Credit Facility has an option to expand the borrowing capacity by up to $150 million subject to certain terms and conditions, including the willingness of existing or new lenders to assume such increased amount. The Credit Facility is available for direct borrowings and the issuance of letters of credit, subject to certain letters of credit sublimits, and may be used for working capital and other general corporate purposes.
All obligations under the Credit Facility are unconditionally guaranteed by the Company and the Company’s existing and future domestic and Canadian subsidiaries, subject to certain exceptions, and are secured by a first priority lien on substantially all of the assets of the Company and such domestic and Canadian subsidiaries, as applicable.
Direct borrowings under the Credit Facility made by the Company and its domestic subsidiaries shall bear interest at the U.S. base rate plus an applicable margin (varying from 0.25% to 0.75%) or at LIBOR plus an applicable margin (varying from 1.25% to 1.75%). The U.S. base rate is based on the greater of (i) the U.S. prime rate, (ii) the federal funds rate, plus 0.5%, and (iii) LIBOR for a 30 day interest period, plus 1.0%. Direct borrowings under the Credit Facility made by the Company’s Canadian subsidiaries shall bear interest at the Canadian prime rate plus an applicable margin (varying from 0.25% to 0.75%) or at the Canadian BA rate plus an applicable margin (varying from 1.25% to 1.75%). The Canadian prime rate is based on the greater of (i) the Canadian prime rate, (ii) the Bank of Canada overnight rate, plus 0.5%, and (iii) the Canadian BA rate for a one month interest period, plus 1.0%. The applicable margins are calculated quarterly and vary based on the average daily availability of the aggregate borrowing base. The Company is also obligated to pay certain commitment, letter of credit and other fees customary for a credit facility of this size and type. As of February 3, 2018, the Company had $1.0 million in outstanding standby letters of credit, no outstanding documentary letters of credit and no outstanding borrowings under the Credit Facility.
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
The Company, through its European subsidiaries, maintains short-term uncommitted borrowing agreements, primarily for working capital purposes, with various banks in Europe. The majority of the borrowings under these agreements are secured by specific accounts receivable balances. Based on the applicable accounts receivable balances as of February 3, 2018, the Company could have borrowed up to $87.5 million under these agreements. As of February 3, 2018, the Company had no outstanding borrowings or outstanding documentary letters of credit under these agreements. The agreements are denominated primarily in euros and provide for annual interest rates ranging from 0.5% to 4.6%. The maturities of any short-term borrowings under these arrangements are generally linked to the credit terms of the underlying accounts receivable that secure the borrowings. With the exception of one facility for up to $43.6 million that has a minimum net equity requirement, there are no other financial ratio covenants.
Mortgage Debt
On February 16, 2016, the Company entered into a ten-year $21.5 million real estate secured loan (the “Mortgage Debt”). The Mortgage Debt is secured by the Company’s U.S. distribution center based in Louisville, Kentucky and provides for monthly principal and interest payments based on a 25-year amortization schedule, with the remaining principal balance and any accrued and unpaid interest due at maturity. Outstanding principal balances under the Mortgage Debt bear interest at the one-month LIBOR rate plus 1.5%. As of February 3, 2018, outstanding borrowings under the Mortgage Debt, net of debt issuance costs of $0.1 million, were $20.3 million. At January 28, 2017, outstanding borrowings under the Mortgage Debt, net of debt issuance costs of $0.1 million, were $20.9 million.
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
On February 16, 2016, the Company also entered into a separate interest rate swap agreement, designated as a cash flow hedge, that resulted in a swap fixed rate of approximately 3.06%. This interest rate swap agreement matures in January 2026 and converts the nature of the Mortgage Debt from LIBOR floating-rate debt to fixed-rate debt. The fair value of the interest rate swap asset as of February 3, 2018 and January 28, 2017 was approximately $1.5 million and $0.9 million, respectively.
Capital Lease Obligations
During fiscal 2018, the Company began the relocation of its European distribution center to the Netherlands. As a result, the Company entered into a capital lease of $17.0 million for equipment used in the new facility. The capital lease primarily provides for monthly minimum lease payments through May 2027 with an effective interest rate of approximately 6%. As of February 3, 2018, the capital lease obligation was $17.3 million.
During fiscal 2018, the Company also entered into a capital lease for $1.5 million related primarily to computer hardware and software. As of February 3, 2018, this capital lease obligation was $1.3 million.
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
As a non-qualified pension plan, no dedicated funding of the SERP is required; however, the Company has made periodic payments into insurance policies held in a rabbi trust to fund the expected obligations arising under the non-qualified SERP. The amount of any future payments into the insurance policies, if any, may vary depending on investment performance of the trust. The cash surrender values of the insurance policies were $64.5 million and $58.6 million as of February 3, 2018 and January 28, 2017, respectively, and were included in other assets in the Company’s consolidated balance sheets. As a result of changes in the value of the insurance policy investments, the Company recorded unrealized gains (losses) of $7.7 million, $6.9 million and $(1.8) million in other income and expense during fiscal 2018, fiscal 2017 and fiscal 2016, respectively. The Company also recorded realized gains of $0.7 million in other income resulting from payout on the insurance policies during fiscal 2016. The projected benefit obligation was $54.8 million and $53.5 million as of February 3, 2018 and January 28, 2017, respectively, and was included in accrued expenses and other long-term liabilities in the Company’s consolidated balance sheets depending on the expected timing of payments. SERP benefit payments of $1.7 million were made during both fiscal 2018 and fiscal 2017.
Employee Stock Purchase Plan
The Company’s qualified employee stock purchase plan (“ESPP”) allows qualified employees (as defined) to participate in the purchase of designated shares of the Company’s common stock at a price equal to 85% of the lower of the closing price at the beginning or end of each quarterly stock purchase period. The Company has 4,000,000 shares of common stock registered under the ESPP. The Company’s ESPP will remain in effect through March 11, 2022. During the year ended February 3, 2018, 54,300 shares of the Company’s common stock were issued pursuant to the ESPP at an average price of $10.45 per share for a total of $0.6 million.
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

Critical Accounting Policies and Estimates
The Consolidated Financial Statements are prepared in conformity with accounting principles generally accepted in the U.S., which require management to make estimates and assumptions that affect the reported amounts of the assets and liabilities and disclosures of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Management bases its estimates and judgments on its historical experience and other relevant factors, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Management evaluates its estimates and judgments on an ongoing basis including those related to the allowances for doubtful accounts, sales return and markdown allowances, gift card and loyalty accruals, valuation of inventories, share-based compensation, recoverability of deferred taxes, unrecognized tax benefits, the useful life of assets for depreciation and amortization, evaluation of asset impairment, pension obligations, workers’ compensation and medical self-insurance expense and accruals, litigation reserves and restructuring expense and accruals.
The Company believes that the following significant accounting policies involve a higher degree of judgment and complexity. In addition to the accounting policies mentioned below, see Note 1 to the Consolidated Financial Statements for other significant accounting policies.
Allowances for Doubtful Accounts
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
Markdown Allowances
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
Loyalty Programs
The Company has customer loyalty programs in North America, Europe and Asia which cover all of its brands. Under certain of the programs, primarily in the U.S. and Canada, customers accumulate points based on purchase activity. Once a loyalty program member achieves a certain point level, the member earns awards that may only be redeemed for merchandise. Unredeemed points generally expire after six months without additional purchase activity and unredeemed awards generally expire after two months. The Company uses historical redemption rates to estimate the value of future award redemptions which are accrued in current liabilities and recorded as a reduction of net revenue in the period which the related revenue is recognized. The aggregate dollar value of the loyalty program accruals included in accrued expenses was $3.8 million and $4.0 million as of February 3, 2018 and January 28, 2017, respectively. Future revisions to the estimated liability may result in changes to net revenue.
Inventory Reserves
Inventories are valued at the lower of cost (primarily weighted average method) or net realizable value. The Company continually evaluates its inventories by assessing slow moving product as well as prior seasons’ inventory. Net realizable value of aged inventory is estimated based on historical sales trends for each product line category, the impact of market trends, an evaluation of economic conditions, available liquidation channels and the value of current orders relating to the future sales of this type of inventory. The Company closely monitors off-price sales to ensure the actual results closely match initial estimates. Estimates are regularly updated based upon this continuing review.
Share-Based Compensation
The Company recognizes compensation expense for all share-based awards granted based on the grant date fair value. The fair value of each stock option is estimated on the grant date using the Black-Scholes option-pricing model and involves several assumptions, including the risk-free interest rate, expected volatility, dividend yield and expected life. The risk-free interest rate is based on the U.S. Treasury yield curve in effect for the expected term of the option at the time of grant. The expected stock price volatility is determined based on an average of both historical volatility and implied volatility. Implied volatility is derived from exchange traded options on the Company’s common stock. The expected dividend yield is based on the Company’s history and expectations of dividend payouts. The expected life is determined based on historical trends. Compensation expense for nonvested stock options and stock awards/units that are not subject to performance-based vesting conditions is recognized on a straight-line basis over the vesting period. During fiscal 2018, the Company adopted authoritative guidance which eliminates the requirement to estimate forfeitures, but rather provides for an election that would allow entities to account for forfeitures as they occur.
In addition, the Company has granted certain nonvested units that require certain minimum performance targets to be achieved in order for these awards to vest. Vesting is also subject to continued service requirements through the vesting date. Compensation expense for performance-based awards that vest in increments is recognized based on an accelerated attribution method. If the minimum performance targets are not forecasted to be achieved, no expense is recognized during the period.
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
Deferred tax assets and liabilities are determined based on differences between financial reporting bases and tax bases of assets and liabilities and are measured using the enacted tax rates expected to apply to taxable income in the periods in which the deferred tax asset or liability is expected to be realized or settled. Deferred tax assets are reduced by valuation allowances if we believe it is more likely than not that some portion or the entire asset will not be realized. The Company has provided for any additional tax liabilities on amounts that are estimated to be repatriated from foreign operations as a result of the Tax Reform. We have not provided for other income taxes on undistributed foreign earnings expected to be reinvested outside the U.S. If in the future we decide to repatriate such earnings, we would incur other incremental taxes. Our current plans do not indicate a need to repatriate them to fund our U.S. cash requirements.
Valuation of Goodwill, Intangible and Other Long-Lived Assets
The Company assesses the impairment of its long-lived assets (i.e., goodwill, intangible assets and property and equipment), which requires the Company to make assumptions and judgments regarding the carrying value of these assets on an annual basis, or more frequently if events or changes in circumstances indicate that the assets might be impaired. For goodwill, determination of impairment is made at the reporting unit level which may be either an operating segment or one level below an operating segment if discrete financial information is available. Two or more reporting units within an operating segment may be aggregated for impairment testing if they have similar economic characteristics. The Company has identified its Americas Retail segment, its Americas Wholesale segment, its European wholesale and European retail components of its Europe segment and its China retail component of its Asia segment as reporting units for goodwill impairment testing. For long-lived assets (other than goodwill), the majority relate to its retail operations which consist primarily of regular retail and flagship locations. The Company considers each individual regular retail location as an asset group for impairment testing, which is the lowest level at which individual cash flows can be identified. The asset group includes leasehold improvements, furniture, fixtures and equipment, computer hardware and software and certain long-term security deposits and lease acquisition costs. The Company reviews regular retail locations in penetrated markets for impairment risk once the locations have been opened for at least one year in their current condition, or sooner as changes in circumstances require. The Company believes that waiting at least one year allows a location to reach a maturity level where a more comprehensive analysis of financial performance can be performed. The Company evaluates impairment risk for regular retail locations in new markets, where the Company is in the early stages of establishing its presence, once brand awareness has been established. The Company also evaluates impairment risk for retail locations that are expected to be closed in the foreseeable future. The Company has flagship locations which are used as a regional marketing tool to build brand awareness and promote the Company’s current product. Impairment for these locations is tested at a reporting unit level similar to goodwill since they do not have separately identifiable cash flows.
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
Recently Issued Accounting Guidance
In May 2014, the Financial Accounting Standards Board (“FASB”) issued a comprehensive new revenue recognition standard which will supersede previous existing revenue recognition guidance. The standard is intended to clarify the principles of recognizing revenue and create common revenue recognition guidance between GAAP and International Financial Reporting Standards. The standard also requires expanded disclosures surrounding revenue recognition. During fiscal 2017, the FASB issued additional clarification guidance on the new revenue recognition standard which also included certain scope improvements and practical expedients. The standard (including clarification guidance issued) is effective for fiscal periods beginning after December 15, 2017, which will be the Company’s first quarter of fiscal 2019, and allows for either full retrospective or modified retrospective adoption, with early adoption permitted. The Company has adopted this guidance using the modified retrospective method beginning in the first quarter of fiscal 2019. The Company’s assessment efforts have included reviewing current revenue processes, arrangements and accounting policies to identify potential differences that could arise from the application of this standard on its consolidated financial statements and related disclosures. While the Company does not expect the adoption of this standard to have a material impact on its consolidated financial statements, the Company expects there to be differences related primarily to the classification and timing of when revenue and certain expenses are recognized from its licensing business. These differences relate primarily to changes in the presentation of advertising contributions received from the Company’s licensees and related advertising expenditures incurred by the Company. The Company currently records advertising contributions received from its licensees and the related advertising expenditures incurred by the Company on a net basis in its consolidated balance sheet. To the extent that the advertising contributions exceed the Company’s advertising expenditures for its licensees, the excess contribution is treated as a deferred liability and is included in accrued expenses in the Company’s consolidated balance sheet. Under the new standard, advertising contributions and related advertising expenditures related to the Company’s licensing business will be recorded on a gross basis which will increase net revenue as well as SG&A expenses. The Company also expects revenue related to its e-commerce operations to be recognized when merchandise is transferred to a common carrier rather than upon receipt by the customer, as well as adjustments to the accounting for the Company’s loyalty programs due to a slight change in the valuation of the amount that is deferred related to points earned. Additionally, allowances for wholesale sales returns and wholesale markdowns will be presented as accrued expenses rather than as reductions to accounts receivable and the estimated cost of inventory associated with the allowance for sales returns will be presented within other current assets in the Company’s consolidated balance sheet.
In January 2016, the FASB issued authoritative guidance which requires equity investments not accounted for under the equity method of accounting or consolidation accounting to be measured at fair value, with subsequent changes in fair value recognized in net income. In February 2018, the FASB issued additional clarification guidance which made targeted improvements to address certain aspects of recognition, measurement, presentation and disclosure requirements for financial instruments. The original guidance is effective for fiscal years beginning after December 15, 2017, which will be the Company’s first quarter of fiscal 2019, and requires a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. The clarification guidance is effective for fiscal years beginning after December 15, 2017 and interim periods beginning after June 15, 2015, which will be the Company’s third quarter of fiscal 2019. The clarification guidance may be early adopted, provided that the original guidance issued has been adopted. The adoption of this guidance (including the clarification guidance) is not expected to have a material impact on the Company’s consolidated financial statements or related disclosures unless the Company acquires new equity investments.
In February 2016, the FASB issued a comprehensive new lease standard which will supersede previous lease guidance. The standard requires a lessee to recognize assets and liabilities related to long-term leases that were classified as operating leases under previous guidance in its balance sheet. An asset would be recognized related to the right to use the underlying asset and a liability would be recognized related to the obligation to make lease payments over the term of the lease. The standard also requires expanded disclosures surrounding leases. The standard is effective for fiscal periods beginning after December 15, 2018, which will be the Company’s first quarter of fiscal 2020, and requires modified retrospective adoption, with early adoption permitted. The Company expects that this adoption will result in material increases in assets and liabilities in its consolidated balance sheet as well as enhanced disclosures. The Company is in the process of implementing controls and system changes to enable the preparation of the required financial information for this standard.
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
ITEM 7A.    Quantitative and Qualitative Disclosures About Market Risk.
Exchange Rate Risk
More than half of product sales and licensing revenue recorded for the year ended February 3, 2018 were denominated in currencies other than the U.S. dollar. The Company’s primary exchange rate risk relates to operations in Europe, Canada, South Korea, China and Mexico. Changes in currencies affect our earnings in various ways. For further discussion on currency-related risk, please refer to our risk factors under “Part I, Item 1A. Risk Factors.”
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
Foreign Exchange Currency Contracts Designated as Cash Flow Hedges
During fiscal 2018, the Company purchased U.S. dollar forward contracts in Europe and Canada totaling US$147.6 million and US$25.7 million, respectively, that were designated as cash flow hedges. As of February 3, 2018, the Company had forward contracts outstanding for its European and Canadian operations of US$145.8 million and US$38.7 million, respectively, to hedge forecasted merchandise purchases and intercompany royalties, which are expected to mature over the next 17 months. The Company’s derivative financial instruments are recorded in its consolidated balance sheet at fair value based on quoted market rates. Changes in the fair value of the U.S. dollar forward contracts, designated as cash flow hedges for forecasted merchandise purchases, are recorded as a component of accumulated other comprehensive income (loss) within stockholders’ equity and are recognized in cost of product sales in the period which approximates the time the hedged merchandise inventory is sold. Changes in the fair value of the U.S. dollar forward contracts, designated as cash flow hedges for forecasted intercompany royalties, are recorded as a component of accumulated other comprehensive income (loss) within stockholders’ equity and are recognized in other income and expense in the period in which the royalty expense is incurred.

As of February 3, 2018, accumulated other comprehensive income (loss) related to foreign exchange currency contracts included a net unrealized loss of approximately $15.5 million, net of tax, of which $10.0 million will be recognized in cost of product sales or other expense over the following 12 months, at the then current values on a pre-tax basis, which can be different than the current year-end values. As of February 3, 2018, the net unrealized loss of the remaining open forward contracts recorded in the Company’s consolidated balance sheet was approximately $13.7 million.
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
Derivatives Not Designated as Hedging Instruments
The Company also has foreign exchange currency contracts that are not designated as hedging instruments for accounting purposes. Changes in fair value of foreign exchange currency contracts not designated as hedging instruments are reported in net earnings (loss) as part of other income and expense. For the year ended February 3, 2018, the Company recorded a net loss of $10.5 million for its euro and Canadian dollar foreign currency contracts not designated as hedges, which has been included in other expense. As of February 3, 2018, the Company had euro foreign exchange currency contracts to purchase US$68.2 million expected to mature over the next 12 months and Canadian dollar foreign exchange currency contracts to purchase US$17.6 million expected to mature over the next 11 months. As of February 3, 2018, the net unrealized loss of these open forward contracts recorded in the Company’s consolidated balance sheet was approximately $4.3 million.
At January 28, 2017, the Company had euro foreign exchange currency contracts to purchase US$81.4 million and Canadian dollar foreign exchange currency contracts to purchase US$13.9 million. At January 28, 2017, the net unrealized gain of these open forward contracts recorded in the Company’s consolidated balance sheet was approximately $3.6 million.
Sensitivity Analysis
As of February 3, 2018, a sensitivity analysis of changes in foreign currencies when measured against the U.S. dollar indicates that, if the U.S. dollar had uniformly weakened by 10% against all of the U.S. dollar denominated foreign exchange derivatives totaling US$270.3 million, the fair value of the instruments would have decreased by $30.0 million. Conversely, if the U.S. dollar uniformly strengthened by 10% against all of the U.S. dollar denominated foreign exchange derivatives, the fair value of these instruments would have increased by $24.6 million. Any resulting changes in the fair value of the hedged instruments may be partially offset by changes in the fair value of certain balance sheet positions (primarily U.S. dollar denominated liabilities in our foreign operations) impacted by the change in the foreign currency rate. The ability to reduce the exposure of currencies on earnings depends on the magnitude of the derivatives compared to the balance sheet positions during each reporting cycle.

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
As of February 3, 2018, accumulated other comprehensive income (loss) related to the interest rate swap agreement included a net unrealized gain of approximately $1.1 million, net of tax, which will be recognized in interest expense after the following 12 months, at the then current values on a pre-tax basis, which can be different than the current year-end values. As of February 3, 2018, the net unrealized gain of the interest rate swap recorded in the Company’s consolidated balance sheet was approximately $1.5 million.
At January 28, 2017, the net unrealized gain of the interest rate swap recorded in the Company’s condensed consolidated balance sheet was approximately $0.9 million.
Sensitivity Analysis
As of February 3, 2018, approximately 93% of the Company’s total indebtedness related to a real estate secured term loan and capital lease obligations. The real estate secured loan is covered by a separate interest rate swap agreement with a swap fixed interest rate of approximately 3.06% that matures in January 2026. The interest rate swap agreement is designated as a cash flow hedge and converts the nature of the Company’s real estate secured term loan from LIBOR floating-rate debt to fixed-rate debt. The capital lease obligations are based on fixed interest rates derived from the respective agreements.
The Company’s remaining indebtedness is at variable rates of interest. Accordingly, changes in interest rates would impact the Company’s results of operations in future periods. A 100 basis point increase in interest rates would have had an insignificant effect on interest expense for the year ended February 3, 2018.
The fair value of the Company’s debt instruments are based on the amount of future cash flows associated with each instrument discounted using the Company’s incremental borrowing rate. As of February 3, 2018 and January 28, 2017, the carrying value of all financial instruments was not materially different from fair value, as the interest rates on the Company’s debt approximated rates currently available to the Company.

Derivatives Designated as Hedging Instruments
The following table summarizes net after-tax activity related to the Company’s foreign exchange currency contracts and interest rate swap agreement designated as cash flow hedges recorded in accumulated other comprehensive income (loss) (in thousands):

	Year Ended Feb 3, 2018	Year Ended Jan 28, 2017
Beginning balance gain	$5,400	$7,252
Net gains (losses) from changes in cash flow hedges	(20,408)	1,059
Net (gains) losses reclassified to earnings (loss)	414	(2,911)
Net losses reclassified to retained earnings (1)	225	—
Ending balance gain (loss)	$(14,369)	$5,400
________________________________________________________________________

(1)
During the fourth quarter of fiscal 2018, the Company early adopted authoritative guidance which addresses certain stranded income tax effects in accumulated other comprehensive income (loss) resulting from the Tax Reform enacted in December 2017. As a result, the Company recorded a cumulative adjustment to reduce retained earnings by $0.2 million with a corresponding increase to accumulated other comprehensive income (loss) related to the Company’s interest rate swap designated as a cash flow hedge.

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
The Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s principal executive officer and principal financial officer, of the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based upon this evaluation, under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of February 3, 2018.
Ernst & Young LLP, the independent registered public accounting firm that audited the Company’s financial statements as of and for the fiscal year ended February 3, 2018 included in this Annual Report on Form 10-K has issued an attestation report on the Company’s internal control over financial reporting, which is set forth below.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting during the fourth quarter of fiscal 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders of Guess?, Inc. and Subsidiaries
Opinion on Internal Control Over Financial Reporting
We have audited Guess?, Inc. and subsidiaries’ internal control over financial reporting as of February 3, 2018, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Guess?, Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of February 3, 2018, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of February 3, 2018 and January 28, 2017, the related consolidated statements of income (loss), comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended February 3, 2018, and the related notes and the financial statement schedule listed in the Index at ITEM 15(a)(2) and our report dated March 29, 2018 expressed an unqualified opinion thereon.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.
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
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements..
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ ERNST & YOUNG LLP

Los Angeles, California
March 29, 2018

ITEM 9B.    Other Information.
On March 27, 2018, the Board of Directors of the Company approved an immediately effective amendment and restatement of the Bylaws of the Company (the “Third Amended and Restated Bylaws”) which added a new Article XI. The new Article XI provides that, unless the Company consents in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware (or, if the Court of Chancery does not have jurisdiction, another state court located within the State of Delaware or, if no state court located within the State of Delaware has jurisdiction, the federal district court for the District of Delaware) shall, to the fullest extent permitted by law, be the sole and exclusive forum for (a) any derivative action or proceeding brought on behalf of the Company, (b) any action asserting a claim of breach of a fiduciary duty owed by any director, officer or other employee of the Company to the Company or the Company’s stockholders, (c) any action asserting a claim arising pursuant to any provision of the General Corporation law of the State of Delaware, the Certificate of Incorporation of the Company or the Bylaws of the Company, and (d) any action asserting a claim against the Company or any director or officer or other employee of the Company governed by the internal affairs doctrine.
The Third Amended and Restated Bylaws are filed as Exhibit 3.2 to this Annual Report on Form 10-K and are incorporated by reference herein. The foregoing summary is qualified in its entirety by reference to the full text of the Third Amended and Restated Bylaws.
PART III
ITEM 10.    Directors, Executive Officers and Corporate Governance.
The information required by this item can be found under the captions “Directors and Executive Officers,” “Corporate Governance and Board Matters,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement (the “Proxy Statement”) to be filed with the SEC not later than 120 days after the end of our fiscal year and is incorporated herein by reference.
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
ITEM 16.    Form 10-K Summary.
None.

Guess?, Inc.
Form 10-K
Index to Consolidated Financial Statements and Financial Statement Schedule

1	Report of Independent Registered Public Accounting Firm	F-2

2	Consolidated Financial Statements

	Consolidated Balance Sheets at February 3, 2018 and January 28, 2017	F-3

	Consolidated Statements of Income (Loss) for the Years Ended February 3, 2018, January 28, 2017 and January 30, 2016	F-4

	Consolidated Statements of Comprehensive Income for the Years Ended February 3, 2018, January 28, 2017 and January 30, 2016	F-5

	Consolidated Statements of Stockholders’ Equity for the Years Ended February 3, 2018, January 28, 2017 and January 30, 2016	F-6

	Consolidated Statements of Cash Flows for the Years Ended February 3, 2018, January 28, 2017 and January 30, 2016	F-7

	Notes to Consolidated Financial Statements	F-8

3	Consolidated Financial Statement Schedule—Valuation and Qualifying Accounts for the Years Ended February 3, 2018, January 28, 2017 and January 30, 2016	F-60

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders of Guess?, Inc. and Subsidiaries
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Guess?, Inc. and subsidiaries (the Company) as of February 3, 2018 and January 28, 2017, and the related consolidated statements of income (loss), comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended February 3, 2018, and the related notes and the financial statement schedule listed in the Index at ITEM 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company at February 3, 2018 and January 28, 2017, and the results of its operations and its cash flows for each of the three years in the period ended February 3, 2018, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of February 3, 2018, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 29, 2018 expressed an unqualified opinion thereon.
Basis for Opinion
These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements and schedule based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures include examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ ERNST & YOUNG LLP

We have served as the Company’s auditor since 2007.
Los Angeles, California
March 29, 2018

GUESS?, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	February 3, 2018	January 28, 2017
ASSETS
Current assets:
Cash and cash equivalents	$367,441	$396,129
Accounts receivable, net	259,996	225,537
Inventories	428,304	367,381
Other current assets	52,964	54,965
Total current assets	1,108,705	1,044,012
Property and equipment, net	294,254	243,005
Goodwill	38,481	34,100
Other intangible assets, net	5,977	6,504
Deferred tax assets	68,386	82,793
Restricted cash	241	1,521
Other assets	139,590	122,550
	$1,655,634	$1,534,485
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of capital lease obligations and borrowings	$2,845	$566
Accounts payable	264,438	209,616
Accrued expenses	200,562	135,271
Total current liabilities	467,845	345,453
Long-term debt and capital lease obligations	39,196	23,482
Deferred rent and lease incentives	81,564	80,209
Other long-term liabilities	127,964	99,895
	716,569	549,039
Redeemable noncontrolling interests	5,590	4,452

Commitments and contingencies (Note 14)

Stockholders’ equity:
Preferred stock, $.01 par value. Authorized 10,000,000 shares; no shares issued and outstanding	—	—
Common stock, $.01 par value. Authorized 150,000,000 shares; issued 141,623,687 and 140,509,974 shares, outstanding 81,371,118 and 84,069,492 shares, as of February 3, 2018 and January 28, 2017, respectively	813	841
Paid-in capital	498,249	480,435
Retained earnings	1,132,173	1,215,079
Accumulated other comprehensive loss	(93,062)	(161,389)
Treasury stock, 60,252,569 and 56,440,482 shares as of February 3, 2018 and January 28, 2017, respectively	(621,354)	(565,744)
Guess?, Inc. stockholders’ equity	916,819	969,222
Nonredeemable noncontrolling interests	16,656	11,772
Total stockholders’ equity	933,475	980,994
	$1,655,634	$1,534,485
See accompanying notes to consolidated financial statements.

GUESS?, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(in thousands, except per share data)

	Year Ended	Year Ended	Year Ended
	Feb 3, 2018	Jan 28, 2017	Jan 30, 2016
Product sales	$2,290,999	$2,118,534	$2,100,454
Net royalties	72,755	71,919	84,041
Net revenue	2,363,754	2,190,453	2,184,495
Cost of product sales	1,534,906	1,445,413	1,397,065
Gross profit	828,848	745,040	787,430
Selling, general and administrative expenses	743,823	682,559	666,130
Net (gains) losses on lease terminations	11,373	(695)	(2,337)
Asset impairment charges	8,479	34,385	2,287
Restructuring charges	—	6,083	—
Earnings from operations	65,173	22,708	121,350
Other income (expense):
Interest expense	(2,431)	(1,897)	(1,953)
Interest income	4,106	1,890	1,045
Other income, net	3,423	30,909	6,837
	5,098	30,902	5,929

Earnings before income tax expense	70,271	53,610	127,279
Income tax expense	74,172	28,212	42,464
Net earnings (loss)	(3,901)	25,398	84,815
Net earnings attributable to noncontrolling interests	3,993	2,637	2,964
Net earnings (loss) attributable to Guess?, Inc.	$(7,894)	$22,761	$81,851

Net earnings (loss) per common share attributable to common stockholders (Note 18):
Basic	$(0.11)	$0.27	$0.97
Diluted	$(0.11)	$0.27	$0.96
Weighted average common shares outstanding attributable to common stockholders (Note 18):
Basic	82,189	83,666	84,264
Diluted	82,189	83,829	84,525

Dividends declared per common share	$0.90	$0.90	$0.90
See accompanying notes to consolidated financial statements.

GUESS?, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Year Ended	Year Ended	Year Ended
	Feb 3, 2018	Jan 28, 2017	Jan 30, 2016
Net earnings (loss)	$(3,901)	$25,398	$84,815
Other comprehensive income (loss) (“OCI”):
Foreign currency translation adjustment
Gains (losses) arising during the period	93,416	(2,632)	(37,744)
Derivative financial instruments designated as cash flow hedges
Gains (losses) arising during the period	(23,388)	887	9,801
Less income tax effect	2,980	172	(1,857)
Reclassification to net earnings (loss) for (gains) losses realized	656	(3,603)	(9,147)
Less income tax effect	(242)	692	1,298
Marketable securities
Losses arising during the period	—	(4)	(19)
Less income tax effect	—	3	7
Reclassification to net earnings for losses realized	—	25	—
Less income tax effect	—	(9)	—
Defined benefit plans
Net actuarial gains (losses)	(2,248)	(1,185)	8,366
Plan amendment	—	—	167
Foreign currency and other adjustments	(269)	(72)	274
Less income tax effect	518	95	(3,339)
Net actuarial loss amortization	462	341	924
Prior service credit amortization	(27)	(28)	(97)
Curtailment	—	—	(1,651)
Less income tax effect	(83)	(74)	367
Total comprehensive income	67,874	20,006	52,165
Less comprehensive income attributable to noncontrolling interests:
Net earnings	3,993	2,637	2,964
Foreign currency translation adjustment	2,238	(2,057)	(1,661)
Amounts attributable to noncontrolling interests	6,231	580	1,303
Comprehensive income attributable to Guess?, Inc.	$61,643	$19,426	$50,862
See accompanying notes to consolidated financial statements.

GUESS?, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)

	Guess?, Inc. Stockholders’ Equity
	Common Stock					Treasury Stock
	Shares	Amount	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Shares	Amount	Nonredeemable Noncontrolling Interests	Total
Balance at January 31, 2015	85,323,154	$853	$453,546	$1,265,524	$(127,065)	54,235,846	$(519,002)	$15,590	$1,089,446
Net earnings	—	—	—	81,851	—	—	—	2,964	84,815
Foreign currency translation adjustment	—	—	—	—	(36,083)	—	—	(1,661)	(37,744)
Gain on derivative financial instruments designated as cash flow hedges	—	—	—	—	95	—	—	—	95
Unrealized loss on marketable securities	—	—	—	—	(12)	—	—	—	(12)
Actuarial valuation gain (loss) and related amortization, plan amendment, curtailment, prior service credit amortization and foreign currency and other adjustments on defined benefit plans	—	—	—	—	5,011	—	—	—	5,011
Issuance of common stock under stock compensation plans including tax effect	469,937	5	(4,028)	—	—	—	—	—	(4,023)
Issuance of stock under Employee Stock Purchase Plan	40,846	—	263	—	—	(40,846)	397	—	660
Share-based compensation	—	—	18,773	107	—	—	—	—	18,880
Dividends	—	—	—	(77,287)	—	—	—	—	(77,287)
Share repurchases	(2,000,000)	(20)	20	—	—	2,000,000	(44,053)	—	(44,053)
Noncontrolling interest capital distribution	—	—	—	—	—	—	—	(4,075)	(4,075)
Redeemable noncontrolling interest redemption value adjustment	—	—	—	(420)	—	—	—	—	(420)
Balance at January 30, 2016	83,833,937	$838	$468,574	$1,269,775	$(158,054)	56,195,000	$(562,658)	$12,818	$1,031,293
Net earnings	—	—	—	22,761	—	—	—	2,637	25,398
Foreign currency translation adjustment	—	—	—	—	(575)	—	—	(2,057)	(2,632)
Loss on derivative financial instruments designated as cash flow hedges	—	—	—	—	(1,852)	—	—	—	(1,852)
Other-than-temporary-impairment and unrealized loss on marketable securities	—	—	—	—	15	—	—	—	15
Actuarial valuation loss and related amortization, prior service credit amortization and foreign currency and other adjustments on defined benefit plans	—	—	—	—	(923)	—	—	—	(923)
Issuance of common stock under stock compensation plans including tax effect	481,037	6	(3,819)	—	—	—	—	—	(3,813)
Issuance of stock under Employee Stock Purchase Plan	44,486	—	112	—	—	(44,486)	446	—	558
Share-based compensation	—	—	16,698	210	—	—	—	—	16,908
Dividends	—	—	—	(76,997)	—	—	—	—	(76,997)
Share repurchases	(289,968)	(3)	3	—	—	289,968	(3,532)	—	(3,532)
Purchase of redeemable noncontrolling interest	—	—	(1,133)	—	—	—	—	1,133	—
Noncontrolling interest capital distribution	—	—	—	—	—	—	—	(2,759)	(2,759)
Redeemable noncontrolling interest redemption value adjustment	—	—	—	(670)	—	—	—	—	(670)
Balance at January 28, 2017	84,069,492	$841	$480,435	$1,215,079	$(161,389)	56,440,482	$(565,744)	$11,772	$980,994
Cumulative adjustment from adoption of new accounting guidance	—	—	268	942	(1,210)	—	—	—	—
Net earnings (loss)	—	—	—	(7,894)	—	—	—	3,993	(3,901)
Foreign currency translation adjustment	—	—	—	—	91,178	—	—	2,238	93,416
Loss on derivative financial instruments designated as cash flow hedges	—	—	—	—	(19,994)	—	—	—	(19,994)
Actuarial valuation loss and related amortization, prior service credit amortization and foreign currency and other adjustments on defined benefit plans	—	—	—	—	(1,647)	—	—	—	(1,647)
Issuance of common stock under stock compensation plans including tax effect	1,113,713	10	(1,267)	—	—	—	—	—	(1,257)
Issuance of stock under Employee Stock Purchase Plan	54,300	—	17	—	—	(54,300)	549	—	566
Share-based compensation	—	—	18,758	94	—	—	—	—	18,852
Dividends	—	—	—	(76,048)	—	—	—	—	(76,048)
Share repurchases	(3,866,387)	(38)	38	—	—	3,866,387	(56,159)	—	(56,159)
Noncontrolling interest capital contribution	—	—	—	—	—		—	11	11
Noncontrolling interest capital distribution	—	—	—	—	—	—	—	(1,358)	(1,358)
Balance at February 3, 2018	81,371,118	$813	$498,249	$1,132,173	$(93,062)	60,252,569	$(621,354)	$16,656	$933,475
See accompanying notes to consolidated financial statements.

GUESS?, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended	Year Ended	Year Ended
	Feb 3, 2018	Jan 28, 2017	Jan 30, 2016
Cash flows from operating activities:
Net earnings (loss)	$(3,901)	$25,398	$84,815
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization of property and equipment	62,083	67,480	68,588
Amortization of intangible assets	1,505	1,839	2,096
Share-based compensation expense	18,852	16,908	18,880
Unrealized forward contract (gains) losses	3,087	(3,157)	(1,937)
Deferred income taxes	23,802	408	723
Net (gain) loss on disposition of property and equipment and long-term assets	6,891	11,809	(4,255)
Other items, net	(7,832)	3,495	3,442
Changes in operating assets and liabilities:
Accounts receivable	(11,656)	(10,805)	(5,970)
Inventories	(28,120)	(57,096)	(2,179)
Prepaid expenses and other assets	(429)	(1,839)	(67)
Accounts payable and accrued expenses	69,299	19,054	33,510
Deferred rent and lease incentives	1,221	3,117	(3,384)
Other long-term liabilities	13,568	(4,871)	(14,594)
Net cash provided by operating activities	148,370	71,740	179,668
Cash flows from investing activities:
Purchases of property and equipment	(84,655)	(90,581)	(83,844)
Proceeds from sale of long-term assets	1,052	43,399	—
Changes in other assets	753	—	2,614
Acquisition of businesses, net of cash acquired	(4,850)	(2,068)	(1,330)
Net cash settlement of forward contracts	(2,150)	266	9,014
Purchases of investments	(497)	—	—
Net cash used in investing activities	(90,347)	(48,984)	(73,546)
Cash flows from financing activities:
Payment of debt issuance costs	—	(111)	(1,072)
Proceeds from borrowings	166	21,500	948
Repayment of borrowings and capital lease obligations	(1,633)	(4,747)	(1,518)
Dividends paid	(76,057)	(76,503)	(76,860)
Purchase of redeemable noncontrolling interest	—	(4,445)	—
Noncontrolling interest capital contribution	962	2,157	871
Noncontrolling interest capital distribution	(1,358)	(2,759)	(4,075)
Issuance of common stock, net of tax withholdings on vesting of stock awards	(690)	(594)	(2,220)
Purchase of treasury stock	(50,127)	(3,532)	(44,053)
Net cash used in financing activities	(128,737)	(69,034)	(127,979)
Effect of exchange rates on cash, cash equivalents and restricted cash	40,746	(2,071)	(15,964)
Net change in cash, cash equivalents and restricted cash	(29,968)	(48,349)	(37,821)
Cash, cash equivalents and restricted cash at the beginning of the year	397,650	445,999	483,820
Cash, cash equivalents and restricted cash at the end of the year	$367,682	$397,650	$445,999

Supplemental cash flow data:
Interest paid	$2,078	$1,225	$868
Income taxes paid	$26,907	$24,869	$31,188

Non-cash investing and financing activity:
Assets acquired under capital lease obligations	$18,502	$—	$—
See accompanying notes to consolidated financial statements.

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(1) Description of the Business and Summary of Significant Accounting Policies and Practices
Description of the Business
Guess?, Inc. (the “Company” or “GUESS?”) designs, markets, distributes and licenses a leading lifestyle collection of contemporary apparel and accessories for men, women and children that reflect the American lifestyle and European fashion sensibilities. The Company’s designs are sold in GUESS? owned stores, to a network of wholesale accounts that includes better department stores, selected specialty retailers and upscale boutiques and through the Internet. GUESS? branded products, some of which are produced under license, are also sold internationally through a series of retail store licensees and wholesale distributors.
Correction of Immaterial Error
During the year ended February 3, 2018, the Company identified an immaterial error related to the classification of net royalties received on the Company’s purchases of licensed product. The Company’s typical license agreement requires the licensee to pay the Company a royalty based on the licensee’s net sales of licensed products, which in certain cases also includes licensed inventory that was purchased by the Company. Historically, the Company has included royalties received on the Company’s purchases of licensed product in net royalties generated from its Licensing segment. However, in connection with the Company’s review of the new revenue recognition standard, it was determined that such royalties received should be recorded as a reduction of the cost of the licensed product under existing revenue recognition guidance. As a result, during the fourth quarter of fiscal 2018, the Company reclassified net royalties received on the Company’s inventory purchases of licensed product from net revenue to cost of product sales. Accordingly, prior period amounts related to net royalties, net revenue and cost of product sales have been adjusted to conform to the current period presentation. This resulted in a decrease to net revenue and cost of product sales of $18.9 million and $19.8 million for fiscal 2017 and fiscal 2016, respectively. This reclassification had no impact on previously reported earnings (loss) from operations, net earnings (loss) or net earnings (loss) per share.
Reclassifications
The Company has made certain reclassifications to prior period amounts to conform to the current period presentation within the accompanying notes to the consolidated financial statements.
Fiscal Year
The Company operates on a 52/53-week fiscal year calendar, which ends on the Saturday nearest to January 31 of each year. All references herein to “fiscal 2018,” “fiscal 2017” and “fiscal 2016” represent the results of the 53-week fiscal year ended February 3, 2018 and the 52-week fiscal years ended January 28, 2017 and January 30, 2016. The additional week in fiscal 2018 occurred during the fourth quarter ended February 3, 2018. References to “fiscal 2019” represent the 52-week fiscal year ending February 2, 2019.
Principles of Consolidation
The consolidated financial statements include the accounts of Guess?, Inc., its wholly-owned direct and indirect subsidiaries and its non-wholly-owned subsidiaries and joint ventures in which the Company has a controlling financial interest and is determined to be the primary beneficiary. Accordingly, all references herein to “Guess?, Inc.” include the consolidated results of the Company, its wholly-owned subsidiaries and its joint ventures. All intercompany accounts and transactions are eliminated during the consolidation process.
Use of Estimates
The preparation of the financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the amounts reported in the financial statements and disclosed in the accompanying notes. Significant areas requiring the use of management estimates relate to the allowances for doubtful accounts, sales return and markdown allowances, gift card and loyalty accruals, valuation of inventories, share-based compensation, recoverability of deferred taxes, unrecognized tax benefits, the useful life of assets for depreciation and amortization, evaluation of asset impairment, pension obligations, workers’ compensation and medical self-insurance expense and accruals, litigation reserves and restructuring expense and accruals. Actual results could differ from those estimates.

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Business Segment Reporting
Where applicable, the Company reports information about business segments and related disclosures about products and services, geographic areas and major customers. The Company’s businesses are grouped into five reportable segments for management and internal financial reporting purposes: Americas Retail, Americas Wholesale, Europe, Asia and Licensing. The Company’s Americas Retail, Americas Wholesale, Europe and Licensing reportable segments are the same as their respective operating segments. Certain components of the Company’s Asia reportable segment are separate operating segments based on region which have been aggregated into the Asia reportable segment for disclosure purposes. During fiscal 2018, net revenue and related costs and expenses for certain globally serviced customers were reclassified into the segment primarily responsible for the relationship. During fiscal 2018, segment results were also adjusted to exclude corporate performance-based compensation costs, net gains (losses) on lease terminations and asset impairment charges due to the fact that these items are no longer included in the segment results provided to the Company’s chief operating decision maker in order to allocate resources and assess performance. Accordingly, segment results have been adjusted for fiscal 2017 and fiscal 2016 to conform to the current period presentation. Management evaluates segment performance based primarily on revenues and earnings (loss) from operations before corporate performance-based compensation costs, net gains (losses) from lease terminations, asset impairment charges and restructuring charges, if any. The Company believes this segment reporting reflects how its business segments are managed and how each segment’s performance is evaluated by the Company’s chief operating decision maker to assess performance and make resource allocation decisions. The Americas Retail segment includes the Company’s retail and e-commerce operations in North and Central America and its retail operations in South America. The Americas Wholesale segment includes the Company’s wholesale operations in the Americas. The Europe segment includes the Company’s retail, e-commerce and wholesale operations in Europe and the Middle East. The Asia segment includes the Company’s retail, e-commerce and wholesale operations in Asia and the Pacific. The Licensing segment includes the worldwide licensing operations of the Company. The business segment operating results exclude corporate overhead costs, which consist of shared costs of the organization, net gains (losses) on lease terminations, asset impairment charges and restructuring charges. Corporate overhead costs are presented separately and generally include, among other things, the following unallocated corporate costs: accounting and finance, executive compensation, corporate performance-based compensation, facilities, global advertising and marketing, human resources, information technology and legal. Information regarding these segments is summarized in Note 17.
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
Net Royalty Revenue
Royalty revenue is based upon a percentage, as defined in the underlying agreement, of the licensee’s actual net sales or minimum net sales, whichever is greater. The Company may also receive special payments in consideration of the grant of license rights. These payments are recognized ratably as revenue over the term of the license agreement. The unrecognized portion of upfront payments is included in deferred royalties in accrued expenses and other long-term liabilities depending on the short or long-term nature of the payments to be recognized. As of February 3, 2018, the Company had $6.8 million and $12.8 million of deferred royalties included in accrued expenses and other long-term liabilities, respectively. This compares to $6.1 million and $16.4 million of deferred royalties included in accrued expenses and other long-term liabilities, respectively, at January 28, 2017.

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Gift Cards
Gift card breakage is income recognized due to the non-redemption of a portion of gift cards sold by the Company for which a liability was recorded in prior periods. Gifts cards are mainly used in the U.S. and Canada. The Company issues its gift cards in the U.S. and Canada through one of its subsidiaries and is not required by law to escheat the value of unredeemed gift cards to the state in which the subsidiary is domiciled. Estimated breakage amounts are accounted for under the redemption recognition method and are classified as additional net revenues as the gift cards are redeemed. The Company’s gift card breakage rate is approximately 6.1% and 5.1% for the U.S. retail business and Canadian retail business, respectively, based upon historical redemption patterns, which represents the cumulative estimated amount of gift card breakage from the inception of the electronic gift card program in late 2002. Based upon historical redemption trends, the Company recognizes estimated gift card breakage as a component of net revenue in proportion to actual gift card redemptions, over the period that remaining gift card values are redeemed. In fiscal 2018, fiscal 2017 and fiscal 2016, the Company recognized $0.7 million, $0.8 million and $0.5 million of gift card breakage to revenue, respectively. Any future revisions to the estimated breakage rate may result in changes in the amount of breakage income recognized in future periods.
Loyalty Programs
The Company has customer loyalty programs in North America, Europe and Asia which cover all of its brands. Under certain of the programs, primarily in the U.S. and Canada, customers accumulate points based on purchase activity. Once a loyalty program member achieves a certain point level, the member earns awards that may only be redeemed for merchandise. Unredeemed points generally expire after six months without additional purchase activity and unredeemed awards generally expire after two months. The Company uses historical redemption rates to estimate the value of future award redemptions which are accrued in current liabilities and recorded as a reduction of net revenue in the period which the related revenue is recognized. The aggregate dollar value of the loyalty program accruals included in accrued expenses was $3.8 million and $4.0 million as of February 3, 2018 and January 28, 2017, respectively. Future revisions to the estimated liability may result in changes to net revenue.
Classification of Certain Costs and Expenses
The Company includes inbound freight charges, purchasing costs and related overhead, retail store occupancy costs, including rent and depreciation, and a portion of the Company’s distribution costs related to its direct-to-consumer business in cost of product sales. Distribution costs related primarily to the wholesale business are included in selling, general and administrative (“SG&A”) expenses and amounted to $34.2 million, $22.6 million and $23.2 million for fiscal 2018, fiscal 2017 and fiscal 2016, respectively. The Company also includes store selling, selling and merchandising, advertising, design and other corporate overhead costs as a component of SG&A expenses.
The Company classifies amounts billed to customers for shipping fees as revenues and classifies costs related to shipping as cost of product sales in the accompanying consolidated statements of income (loss).
Advertising and Marketing Costs
The Company expenses the cost of advertising as incurred. Advertising and marketing expenses charged to operations for fiscal 2018, fiscal 2017 and fiscal 2016 were $36.3 million, $37.1 million and $31.6 million, respectively.
Share-Based Compensation
The Company recognizes compensation expense for all share-based awards granted based on the grant date fair value. The fair value of each stock option is estimated on the grant date using the Black-Scholes option-pricing model and involves several assumptions, including the risk-free interest rate, expected volatility, dividend yield and expected life. The risk-free interest rate is based on the U.S. Treasury yield curve in effect for the expected term of the option at the time of grant. The expected stock price volatility is determined based on an average of both historical volatility and implied volatility. Implied volatility is derived from exchange traded options on the Company’s common stock. The expected dividend yield is based on the Company’s history and expectations of dividend payouts. The expected life is determined based on historical trends. Compensation expense for nonvested stock options and stock awards/units that are not subject to performance-based vesting conditions is recognized on a straight-line basis over

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

the vesting period. During fiscal 2018, the Company adopted authoritative guidance which eliminates the requirement to estimate forfeitures, but rather provides for an election that would allow entities to account for forfeitures as they occur.
In addition, the Company has granted certain nonvested units that require certain minimum performance targets to be achieved in order for these awards to vest. Vesting is also subject to continued service requirements through the vesting date. Compensation expense for performance-based awards that vest in increments is recognized based on an accelerated attribution method. If the minimum performance targets are not forecasted to be achieved, no expense is recognized during the period.
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
Foreign Currency
Foreign Currency Translation Adjustment
The local selling currency is typically the functional currency for all of the Company’s significant international operations. In accordance with authoritative guidance, assets and liabilities of the Company’s foreign operations are translated from foreign currencies into U.S. dollars at period-end rates, while income and expenses are translated at the weighted average exchange rates for the period. The related translation adjustments are reflected as a foreign currency translation adjustment in accumulated other comprehensive income (loss) within stockholders’ equity. In addition, the Company records foreign currency translation adjustments related to its noncontrolling interests within stockholders’ equity. Periodically, the Company may also use foreign exchange currency contracts to hedge the translation and economic exposures related to its net investments in certain of its international subsidiaries (see below). Changes in the fair values of these foreign exchange currency contracts, designated as net investment hedges, are recorded in foreign currency translation adjustment as a component of accumulated other comprehensive income (loss) within stockholders’ equity. The total foreign currency translation adjustment increased stockholders’ equity by $93.4 million, from an accumulated foreign currency translation loss of $164.7 million as of January 28, 2017 to an accumulated foreign currency translation loss of $71.3 million as of February 3, 2018.
Foreign Currency Transaction Gains and Losses
Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency, including gains and losses on foreign exchange currency contracts (see below), are included in the consolidated statements of income (loss). Net foreign currency transaction gains (losses) included in the determination of net earnings (loss) were $(5.9) million, $3.6 million and $10.0 million for fiscal 2018, fiscal 2017 and fiscal 2016, respectively.

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Changes in the fair value of the U.S. dollar/euro and U.S. dollar/Canadian dollar forward contracts for anticipated U.S. dollar merchandise purchases designated as cash flow hedges are recorded as a component of accumulated other comprehensive income (loss) within stockholders’ equity and are recognized in cost of product sales in the period which approximates the time the hedged merchandise inventory is sold. Changes in the fair value of U.S. dollar/euro forward contracts for U.S. dollar intercompany royalties designated as cash flow hedges are recorded as a component of accumulated other comprehensive income (loss) within stockholders’ equity and are recognized in other income and expense in the period in which the royalty expense is incurred. Changes in the fair value of any U.S. dollar/euro forward contracts designated as net investment hedges are recorded in foreign currency translation adjustment as a component of accumulated other comprehensive income (loss) within stockholders’ equity and are not recognized in earnings (loss) until the sale or liquidation of the hedged net investment.
The Company also has forward contracts that are not designated as hedging instruments for accounting purposes. Changes in fair value of forward contracts not designated as hedging instruments are reported in net earnings (loss) as part of other income and expense.
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

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Comprehensive Income (Loss)
Comprehensive income (loss) consists of net earnings (loss), foreign currency translation adjustments, the effective portion of the change in the fair value of cash flow hedges, unrealized and realized gains or losses and other-than-temporary-impairment on available-for-sale securities and defined benefit plan impact from actuarial valuation gains or losses and related amortization, plan amendment, prior service credit or cost amortization and curtailment. Comprehensive income (loss) is presented in the consolidated statements of comprehensive income.
Cash and Cash Equivalents
Cash and cash equivalents consist of cash on hand and marketable securities with original maturities of three months or less.
Investment Securities
The Company accounts for its investment securities in accordance with authoritative guidance which requires investments to be classified into one of three categories based on management’s intent: held-to-maturity securities, available-for-sale securities and trading securities. Held-to-maturity securities are recorded at their amortized cost. Available-for-sale securities are recorded at fair value with unrealized gains and losses reported as a separate component of stockholders’ equity. Trading securities are recorded at market value with unrealized gains and losses reported in net earnings. The appropriate classification of investment securities is determined at the time of purchase and reevaluated at each balance sheet date. The Company has historically accounted for its investment securities, if any, as available-for-sale.

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company periodically evaluates investment securities for other-than-temporary-impairment using both qualitative and quantitative criteria such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and the Company’s ability and intent to hold the investment for a period of time which may be sufficient for anticipated recovery in market value. Other-than-temporary-impairment is recognized in net earnings (loss) as part of other income and expense in the period which the unrealized losses are deemed other than temporary. During fiscal 2017, the Company determined that its available-for-sale securities were fully impaired and recognized minimal other-than-temporary-impairment in other expense.
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
The Company is also exposed to concentrations of credit risk through its accounts receivable balances. The Company extends credit to corporate customers based upon an evaluation of the customer’s financial condition and credit history and generally requires no collateral but does obtain credit insurance when considered appropriate. As of February 3, 2018, approximately 59% of the Company’s total net trade accounts receivable and 72% of its European net trade receivables were subject to credit insurance coverage, certain bank guarantees or letters of credit for collection purposes. The Company’s credit insurance coverage contains certain terms and conditions specifying deductibles and annual claim limits. The Company maintains allowances for doubtful accounts for estimated losses that result from the inability of its wholesale customers to make their required payments. The Company bases its allowances on analysis of the aging of accounts receivable at the date of the financial statements, assessments of historical collection trends, an evaluation of the impact of current economic conditions and whether the Company has obtained credit insurance or other guarantees. The Company’s corporate customers are principally located throughout Europe, Asia and the Americas. Management performs regular evaluations concerning the ability of its customers to satisfy their obligations and records a provision for doubtful accounts based on these evaluations. The Company’s credit losses for the periods presented were immaterial and did not significantly exceed management’s estimates. The Company’s two largest wholesale customers accounted for a total of approximately 2.2%, 2.7% and 3.4% of the Company’s consolidated net revenue in fiscal 2018, fiscal 2017 and fiscal 2016, respectively.
Inventories
Inventories are valued at the lower of cost (primarily weighted average method) or net realizable value. The Company continually evaluates its inventories by assessing slow moving product as well as prior seasons’ inventory. Net realizable value of aged inventory is estimated based on historical sales trends for each product line category, the impact of market trends, an evaluation of economic conditions, available liquidation channels and the value of current orders relating to the future sales of this type of inventory.
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

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
In addition, other assets also relate to security, key money and other deposits to secure prime retail store locations and receivables related to refundable value-added tax payments mainly from European taxing authorities.
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
Deferred Rent and Lease Incentives
When a lease includes lease incentives (such as a rent holiday) or requires fixed escalations of the minimum lease payments or advances, rental expense is recognized on a straight-line basis over the term of the lease. The difference between the average rental amount charged to expense and the lease payments or advances under the lease is included either in deferred rent and lease incentives or other assets in the accompanying consolidated balance sheets depending on whether the difference is in a liability or asset position at the end of the period. For construction allowances, the Company records a deferred lease credit on the consolidated balance sheets and amortizes the deferred lease credit as a reduction of rent expense in the consolidated statements of income (loss) over the term of the leases.
Net Gains (Losses) on Lease Terminations
During fiscal 2018, the Company recorded net losses on lease terminations related primarily to the modification of certain lease agreements held with a common landlord in North America. In connection with this modification, the Company made up-front payments of approximately $22 million, of which $12 million was recognized as net losses on lease terminations and $10 million was recorded as advance rent payments. During fiscal 2018, the Company

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

also recorded net gains on lease terminations of approximately $1 million related primarily to the early termination of certain lease agreements in Europe.
During fiscal 2017 and fiscal 2016, the Company recorded net gains on lease terminations of $0.7 million and $2.3 million, respectively, related primarily to the early termination of certain lease agreements in Europe.
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
In March 2016, the FASB issued authoritative guidance to simplify the accounting for certain aspects of share-based compensation. This guidance addresses the accounting for income tax effects at award settlement, the use of an expected forfeiture rate to estimate award cancellations prior to the vesting date and the presentation of excess tax benefits and shares surrendered for tax withholdings on the statement of cash flows. The Company adopted this guidance effective January 29, 2017. This guidance requires all income tax effects of awards (resulting from an increase or decrease in the fair value of an award from grant date to the vesting date) to be recognized in the income statement when the awards vest or are settled. This is a change from previous guidance that required such activity to be recorded in paid-in capital within stockholders’ equity. The Company adopted this provision prospectively and accordingly recorded tax shortfalls of approximately $1.3 million in its consolidated statement of income (loss) during fiscal 2018. This resulted in a negative impact on net loss attributable to Guess?, Inc. of approximately $1.3 million, or an unfavorable $0.02 per share impact during fiscal 2018. Under this guidance, excess tax benefits are also excluded from the assumed proceeds available to repurchase shares in the computation of diluted earnings (loss) per share. This was adopted prospectively and did not have an impact on the Company’s diluted loss per share for fiscal 2018. This guidance also eliminates the requirement to estimate forfeitures, but rather provides for an election that would allow entities to account for forfeitures as they occur. The Company adopted this election beginning in the first quarter of fiscal 2018 using the modified retrospective method and recorded a cumulative adjustment to reduce retained earnings by approximately $0.3 million. This guidance also changes the presentation of excess tax benefits from a financing activity to an operating activity in the statement of cash flows. This presentation was adopted on a retrospective basis and, as a result, net cash used in operating activities improved by $0.3 million and $0.2 million with a corresponding offset to net cash used in financing activities during fiscal 2017 and fiscal 2016, respectively.
In August 2016, the FASB issued authoritative guidance related to the classification of certain cash receipts and cash payments in the statement of cash flows. The Company adopted this guidance effective January 29, 2017 on a retrospective basis. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements or related disclosures.
In October 2016, the FASB issued authoritative guidance that requires an entity to include indirect interests held through related parties that are under common control on a proportionate basis when evaluating if a reporting entity is the primary beneficiary of a variable interest entity. The Company adopted this guidance effective January 29, 2017. The adoption of this guidance did not have an impact on the Company’s consolidated financial statements or related disclosures.

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In November 2016, the FASB issued authoritative guidance related to the presentation of restricted cash in the statement of cash flows. This guidance requires that the statement of cash flows reconcile the change during the period in total cash, cash equivalents and restricted cash. The Company’s restricted cash is generally held as collateral for certain transactions. The Company adopted this guidance effective January 29, 2017 on a retrospective basis. As a result, the Company updated its consolidated statements of cash flows for fiscal 2018, fiscal 2017 and fiscal 2016 to include restricted cash with cash and cash equivalents when reconciling the beginning and end of period balances and to eliminate changes in restricted cash that have historically been included within operating and investing activities.
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
In February 2018, the FASB issued authoritative guidance to address certain stranded income tax effects in accumulated other comprehensive income (loss) resulting from the 2017 Tax Cuts and Jobs Act (the “Tax Reform”) enacted in December 2017. This guidance provides the Company with an option to reclassify stranded tax effected within accumulated other comprehensive income (loss) to retained earnings in each period in which the effect of the change in the U.S. federal corporate income tax rate due to the Tax Reform is recorded. The Company early adopted this guidance during the fourth quarter of fiscal 2018 and recorded a cumulative adjustment to increase retained earnings by approximately $1.2 million.
Recently Issued Accounting Guidance
In May 2014, the FASB issued a comprehensive new revenue recognition standard which will supersede previous existing revenue recognition guidance. The standard is intended to clarify the principles of recognizing revenue and create common revenue recognition guidance between GAAP and International Financial Reporting Standards. The standard also requires expanded disclosures surrounding revenue recognition. During fiscal 2017, the FASB issued additional clarification guidance on the new revenue recognition standard which also included certain scope improvements and practical expedients. The standard (including clarification guidance issued) is effective for fiscal periods beginning after December 15, 2017, which will be the Company’s first quarter of fiscal 2019, and allows for either full retrospective or modified retrospective adoption, with early adoption permitted. The Company has adopted this guidance using the modified retrospective method beginning in the first quarter of fiscal 2019. The Company’s assessment efforts have included reviewing current revenue processes, arrangements and accounting policies to identify potential differences that could arise from the application of this standard on its consolidated financial statements and related disclosures. While the Company does not expect the adoption of this standard to have a material impact on its consolidated financial statements, the Company expects there to be differences related primarily to the classification and timing of when revenue and certain expenses are recognized from its licensing business. These differences relate primarily to changes in the presentation of advertising contributions received from the Company’s licensees and related advertising expenditures incurred by the Company. The Company currently records advertising contributions received from its licensees and the related advertising expenditures incurred by the Company on a net basis in its consolidated balance sheet. To the extent that the advertising contributions exceed the Company’s advertising expenditures for its licensees, the excess contribution is treated as a deferred liability and is included in accrued expenses in the Company’s consolidated balance sheet. Under the new standard, advertising contributions and related advertising expenditures related to the Company’s licensing business will be recorded on a gross basis which will increase net revenue as well as SG&A expenses. The Company also expects revenue related to its e-commerce operations to be recognized when merchandise is transferred to a common carrier rather than upon receipt by the customer, as well as adjustments to the accounting for the Company’s loyalty programs due to a slight change in the valuation of the amount that is deferred related to points earned. Additionally, allowances for wholesale sales returns and wholesale markdowns will be presented as accrued expenses rather than as reductions to accounts receivable and the estimated cost of inventory associated with the allowance for sales returns will be presented within other current assets in the Company’s consolidated balance sheet.

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In January 2016, the FASB issued authoritative guidance which requires equity investments not accounted for under the equity method of accounting or consolidation accounting to be measured at fair value, with subsequent changes in fair value recognized in net income. In February 2018, the FASB issued additional clarification guidance which made targeted improvements to address certain aspects of recognition, measurement, presentation and disclosure requirements for financial instruments. The original guidance is effective for fiscal years beginning after December 15, 2017, which will be the Company’s first quarter of fiscal 2019, and requires a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. The clarification guidance is effective for fiscal years beginning after December 15, 2017 and interim periods beginning after June 15, 2015, which will be the Company’s third quarter of fiscal 2019. The clarification guidance may be early adopted, provided that the original guidance issued has been adopted. The adoption of this guidance (including the clarification guidance) is not expected to have a material impact on the Company’s consolidated financial statements or related disclosures unless the Company acquires new equity investments.
In February 2016, the FASB issued a comprehensive new lease standard which will supersede previous lease guidance. The standard requires a lessee to recognize assets and liabilities related to long-term leases that were classified as operating leases under previous guidance in its balance sheet. An asset would be recognized related to the right to use the underlying asset and a liability would be recognized related to the obligation to make lease payments over the term of the lease. The standard also requires expanded disclosures surrounding leases. The standard is effective for fiscal periods beginning after December 15, 2018, which will be the Company’s first quarter of fiscal 2020, and requires modified retrospective adoption, with early adoption permitted. The Company expects that this adoption will result in material increases in assets and liabilities in its consolidated balance sheet as well as enhanced disclosures. The Company is in the process of implementing controls and system changes to enable the preparation of the required financial information for this standard.
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
(3) Accounts Receivable
Accounts receivable is summarized as follows (in thousands):

	Feb 3, 2018	Jan 28, 2017
Trade	$290,478	$234,690
Royalty	5,504	19,881
Other	13,233	5,888
	309,215	260,459
Less allowances	49,219	34,922
	$259,996	$225,537
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

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(4) Inventories
Inventories consist of the following (in thousands):

	Feb 3, 2018	Jan 28, 2017
Raw materials	$604	$799
Work in progress	16	78
Finished goods	427,684	366,504
	$428,304	$367,381
The above balances include an allowance to write down inventories to the lower of cost or net realizable value of $29.9 million and $19.4 million as of February 3, 2018 and January 28, 2017, respectively.
(5) Property and Equipment
Property and equipment is summarized as follows (in thousands):

	Feb 3, 2018	Jan 28, 2017
Land and land improvements	$2,750	$2,750
Building and building improvements	51,285	47,673
Leasehold improvements	380,234	367,294
Furniture, fixtures and equipment	389,393	353,843
Construction in progress	16,555	13,163
Assets under capital leases	19,560	—
	859,777	784,723
Less accumulated depreciation and amortization	565,523	541,718
	$294,254	$243,005
During fiscal 2016, the Company purchased, for approximately $28.8 million, the facility that houses its U.S. distribution center.
During fiscal 2018, the Company began the relocation of its European distribution center to the Netherlands and entered into a capital lease for equipment used in the new facility. During fiscal 2018, the Company also entered into a capital lease related primarily to computer hardware and software. The accumulated depreciation and amortization related to assets under capital leases was approximately $0.9 million as of February 3, 2018 and was included in depreciation expense when recognized. See Note 8 for more information regarding the related capital lease obligations.
Construction in progress represents the costs associated with the construction in progress of leasehold improvements to be used in the Company’s operations, primarily for new and remodeled stores in retail operations.
Impairment
The Company recorded asset impairment charges of $8.5 million, $34.4 million and $2.3 million for fiscal 2018, fiscal 2017 and fiscal 2016, respectively. The asset impairment charges related primarily to the impairment of certain retail locations in North America resulting from under-performance and expected store closures during each of the respective periods.
Impairments to long-lived assets are summarized as follows (in thousands):

	Feb 3, 2018	Jan 28, 2017
Aggregate carrying value of long-lived assets impaired	$8,728	$36,103
Less asset impairment charges	8,479	34,385
Aggregate remaining fair value of long-lived assets impaired	$249	$1,718
The Company’s impairment evaluations included testing of 233 retail locations and 255 retail locations during fiscal 2018 and fiscal 2017, respectively, which were deemed to have impairment indicators. The Company concluded

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

that 99 retail locations and 148 retail locations, respectively, were determined to be impaired, as the carrying amounts of the assets exceeded their estimated fair values (determined based on discounted cash flows) at each of the respective dates. Refer to Note 1 for a description of other assumptions that management considers in estimating the future discounted cash flows. If actual results are not consistent with the assumptions and judgments used in estimating future cash flows and asset fair values, there may be additional exposure to future impairment losses that could be material to the Company’s results of operations.
(6) Goodwill and Intangible Assets
Goodwill activity is summarized by business segment as follows (in thousands):

	Americas Retail	Americas Wholesale	Europe	Asia	Total
Goodwill balance at January 30, 2016	$1,693	$9,960	$21,759	$—	$33,412
Adjustments:
Acquisition	—	—	—	933	933
Translation adjustments	36	6	(287)	—	(245)
Goodwill balance at January 28, 2017	1,729	9,966	21,472	933	34,100
Adjustments:
Acquisition	—	—	—	566	566
Translation adjustments	36	6	3,653	120	3,815
Goodwill balance at February 3, 2018	$1,765	$9,972	$25,125	$1,619	$38,481
The Company has no accumulated impairment related to goodwill.
From time-to-time, the Company may acquire certain retail locations from its wholesale partners which may result in the recognition of goodwill or other intangible assets. During fiscal 2018, the Company recognized goodwill of approximately $0.6 million related to the acquisition of 14 retail locations from three of its Asian wholesale partners. During fiscal 2017, the Company recognized goodwill of approximately $0.9 million related to the acquisition of 12 retail locations from five of its Asian wholesale partners.
Other intangible assets as of February 3, 2018 consisted primarily of lease and license acquisition costs related to European acquisitions. Gross intangible assets were $33.6 million and $29.7 million as of February 3, 2018 and January 28, 2017, respectively. The accumulated amortization of intangible assets with finite useful lives was $27.6 million and $23.2 million for the years ended February 3, 2018 and January 28, 2017, respectively. For these assets, amortization expense over the next five years is expected to be approximately $1.2 million in fiscal 2019, $1.0 million in fiscal 2020, $0.9 million in fiscal 2021, $0.8 million in fiscal 2022 and $0.7 million in fiscal 2023.

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(7) Accrued Expenses
Accrued expenses are summarized as follows (in thousands):

	Feb 3, 2018	Jan 28, 2017
Accrued compensation and benefits	$73,815	$50,954
Sales and use taxes, property taxes and other indirect taxes	33,390	22,480
Derivative financial instruments	16,487	1,408
Professional and legal fees	14,281	7,982
Store credits, loyalty and gift cards	9,846	9,519
Advertising	9,677	7,746
Accrued rent	8,039	6,342
Deferred royalties and other revenue	7,273	7,891
Share repurchase	6,033	—
Income taxes	5,186	653
Construction costs	3,428	4,210
Retail sales returns allowance	2,917	2,723
Restructuring charges	—	180
Other	10,190	13,183
	$200,562	$135,271
(8) Borrowings and Capital Lease Obligations
Borrowings and capital lease obligations are summarized as follows (in thousands):

	Feb 3, 2018	Jan 28, 2017
Mortgage debt, maturing monthly through January 2026	$20,323	$20,889
Capital lease obligations	18,589	—
Other	3,129	3,159
	42,041	24,048
Less current installments	2,845	566
Long-term debt and capital lease obligations	$39,196	$23,482
Mortgage Debt
On February 16, 2016, the Company entered into a ten-year $21.5 million real estate secured loan (the “Mortgage Debt”). The Mortgage Debt is secured by the Company’s U.S. distribution center based in Louisville, Kentucky and provides for monthly principal and interest payments based on a 25-year amortization schedule, with the remaining principal balance and any accrued and unpaid interest due at maturity. Outstanding principal balances under the Mortgage Debt bear interest at the one-month LIBOR rate plus 1.5%. As of February 3, 2018, outstanding borrowings under the Mortgage Debt, net of debt issuance costs of $0.1 million, were $20.3 million. At January 28, 2017, outstanding borrowings under the Mortgage Debt, net of debt issuance costs of $0.1 million, were $20.9 million.
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
On February 16, 2016, the Company also entered into a separate interest rate swap agreement, designated as a cash flow hedge, that resulted in a swap fixed rate of approximately 3.06%. This interest rate swap agreement matures

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

in January 2026 and converts the nature of the Mortgage Debt from LIBOR floating-rate debt to fixed-rate debt. The fair value of the interest rate swap asset was approximately $1.5 million and $0.9 million as of February 3, 2018 and January 28, 2017, respectively.
Capital Lease Obligations
During fiscal 2018, the Company began the relocation of its European distribution center to the Netherlands. As a result, the Company entered into a capital lease of $17.0 million for equipment used in the new facility. The capital lease primarily provides for monthly minimum lease payments through May 2027 with an effective interest rate of approximately 6%. As of February 3, 2018, the capital lease obligation was $17.3 million.
During fiscal 2018, the Company also entered into a capital lease for $1.5 million related primarily to computer hardware and software. As of February 3, 2018, this capital lease obligation was $1.3 million.
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
Credit Facilities
On June 23, 2015, the Company entered into a five-year senior secured asset-based revolving credit facility with Bank of America, N.A. and the other lenders party thereto (the “Credit Facility”). The Credit Facility provides for a borrowing capacity in an amount up to $150 million, including a Canadian sub-facility up to $50 million, subject to a borrowing base. Based on applicable accounts receivable, inventory, eligible cash balances and relevant covenant restrictions as of February 3, 2018, the Company could have borrowed up to $87 million under the Credit Facility. The Credit Facility has an option to expand the borrowing capacity by up to $150 million subject to certain terms and conditions, including the willingness of existing or new lenders to assume such increased amount. The Credit Facility is available for direct borrowings and the issuance of letters of credit, subject to certain letters of credit sublimits, and may be used for working capital and other general corporate purposes.
All obligations under the Credit Facility are unconditionally guaranteed by the Company and the Company’s existing and future domestic and Canadian subsidiaries, subject to certain exceptions, and are secured by a first priority lien on substantially all of the assets of the Company and such domestic and Canadian subsidiaries, as applicable.
Direct borrowings under the Credit Facility made by the Company and its domestic subsidiaries shall bear interest at the U.S. base rate plus an applicable margin (varying from 0.25% to 0.75%) or at LIBOR plus an applicable margin (varying from 1.25% to 1.75%). The U.S. base rate is based on the greater of (i) the U.S. prime rate, (ii) the federal funds rate, plus 0.5%, and (iii) LIBOR for a 30 day interest period, plus 1.0%. Direct borrowings under the Credit Facility made by the Company’s Canadian subsidiaries shall bear interest at the Canadian prime rate plus an applicable margin (varying from 0.25% to 0.75%) or at the Canadian BA rate plus an applicable margin (varying from 1.25% to 1.75%). The Canadian prime rate is based on the greater of (i) the Canadian prime rate, (ii) the Bank of Canada overnight rate, plus 0.5%, and (iii) the Canadian BA rate for a one month interest period, plus 1.0%. The applicable margins are calculated quarterly and vary based on the average daily availability of the aggregate borrowing base. The Company is also obligated to pay certain commitment, letter of credit and other fees customary for a credit facility of this size and type. As of February 3, 2018, the Company had $1.0 million in outstanding standby letters of credit, no outstanding documentary letters of credit and no outstanding borrowings under the Credit Facility.
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

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
The Company, through its European subsidiaries, maintains short-term uncommitted borrowing agreements, primarily for working capital purposes, with various banks in Europe. The majority of the borrowings under these agreements are secured by specific accounts receivable balances. Based on the applicable accounts receivable balances as of February 3, 2018, the Company could have borrowed up to $87.5 million under these agreements. As of February 3, 2018, the Company had no outstanding borrowings or outstanding documentary letters of credit under these agreements. The agreements are denominated primarily in euros and provide for annual interest rates ranging from 0.5% to 4.6%. The maturities of any short-term borrowings under these arrangements are generally linked to the credit terms of the underlying accounts receivable that secure the borrowings. With the exception of one facility for up to $43.6 million that has a minimum net equity requirement, there are no other financial ratio covenants.
Other
From time-to-time, the Company will obtain other financing in foreign countries for working capital to finance its local operations.
Maturities of the Company’s debt and capital lease obligations as of February 3, 2018 are as follows (in thousands):

	Debt	Capital Lease	Total
Fiscal 2019	$1,361	$1,594	$2,955
Fiscal 2020	1,893	1,767	3,660
Fiscal 2021	1,725	1,923	3,648
Fiscal 2022	659	1,944	2,603
Fiscal 2023	682	1,895	2,577
Thereafter	17,221	9,466	26,687
Total principal payments	23,541	18,589	42,130
Less unamortized debt issuance costs	89	—	89
Total debt and capital lease obligations	$23,452	$18,589	$42,041

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(9) Restructuring Charges
During the first quarter of fiscal 2017, the Company implemented a global cost reduction and restructuring plan to better align its global cost and organizational structure with its current strategic initiatives. This plan included the consolidation and streamlining of the Company’s business processes and a reduction in its global workforce and other expenses. These actions resulted in restructuring charges related primarily to cash-based severance costs of $6.1 million during fiscal 2017. There were no restructuring charges incurred during fiscal 2018. The Company does not expect significant future cash-based severance charges to be incurred under this plan as the actions were completed during fiscal 2017. As of February 3, 2018, there were no amounts included in accrued expenses related to these restructuring activities as the Company completed payments for the remaining anticipated costs during fiscal 2018. At January 28, 2017, the Company had a balance of approximately $0.2 million in accrued expenses related to these restructuring activities.
The following table summarizes restructuring activities related primarily to severance during fiscal 2017 and fiscal 2018 (in thousands):

Total
Balance at January 30, 2016	$—
Charges to operations	6,083
Cash payments	(6,003)
Foreign currency and other adjustments	100
Balance at January 28, 2017	$180
Cash payments	(124)
Foreign currency and other adjustments	(56)
Balance at February 3, 2018	$—
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

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(10) Comprehensive Income (Loss)
The changes in accumulated other comprehensive income (loss), net of related income taxes, for fiscal 2018, fiscal 2017 and fiscal 2016 are as follows (in thousands):

	Foreign Currency Translation Adjustment	Derivative Financial Instruments Designated as Cash Flow Hedges	Marketable Securities	Defined Benefit Plans	Total
Balance at January 31, 2015	$(121,569)	$7,157	$(3)	$(12,650)	$(127,065)
Gains (losses) arising during the period	(36,083)	7,944	(12)	5,468	(22,683)
Reclassification to net earnings for gains realized	—	(7,849)	—	(457)	(8,306)
Net other comprehensive income (loss)	(36,083)	95	(12)	5,011	(30,989)
Balance at January 30, 2016	$(157,652)	$7,252	$(15)	$(7,639)	$(158,054)
Gains (losses) arising during the period	(575)	1,059	(1)	(1,162)	(679)
Reclassification to net earnings for (gains) losses realized	—	(2,911)	16	239	(2,656)
Net other comprehensive income (loss)	(575)	(1,852)	15	(923)	(3,335)
Balance at January 28, 2017	$(158,227)	$5,400	$—	$(8,562)	$(161,389)
Gains (losses) arising during the period	91,178	(20,408)	—	(1,999)	68,771
Reclassification to net loss for (gains) losses realized	—	414	—	352	766
Net other comprehensive income (loss)	91,178	(19,994)	—	(1,647)	69,537
Cumulative adjustment reclassified to retained earnings from adoption of new accounting guidance (1)	—	225	—	(1,435)	(1,210)
Balance at February 3, 2018	$(67,049)	$(14,369)	$—	$(11,644)	$(93,062)
________________________________________________________________________

(1)
During the fourth quarter of fiscal 2018, the Company early adopted authoritative guidance which addresses certain stranded income tax effects in accumulated other comprehensive income (loss) resulting from the Tax Reform enacted in December 2017. As a result, the Company recorded a cumulative adjustment to increase retained earnings by $1.2 million with a corresponding reduction to accumulated other comprehensive income (loss) related to the Company’s Supplemental Executive Retirement Plan and its interest rate swap designated as a cash flow hedge based in the U.S.

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Details on reclassifications out of accumulated other comprehensive income (loss) to net earnings (loss) during fiscal 2018, fiscal 2017 and fiscal 2016 are as follows (in thousands):

				Location of (Gain) Loss Reclassified from Accumulated OCI into Earnings (Loss)
	Year Ended Feb 3, 2018	Year Ended Jan 28, 2017	Year Ended Jan 30, 2016
Derivative financial instruments designated as cash flow hedges:
Foreign exchange currency contracts	$(14)	$(3,518)	$(8,314)	Cost of product sales
Foreign exchange currency contracts	583	(301)	(833)	Other income/expense
Interest rate swap	87	216	—	Interest expense
Less income tax effect	(242)	692	1,298	Income tax expense
	414	(2,911)	(7,849)
Marketable securities:
Available-for-sale securities	—	25	—	Other income/expense
Less income tax effect	—	(9)	—	Income tax expense
	—	16	—
Defined benefit plans:
Net actuarial loss amortization	462	341	924	(1)
Prior service credit amortization	(27)	(28)	(97)	(1)
Curtailment	—	—	(1,651)	(1)
Less income tax effect	(83)	(74)	367	Income tax expense
	352	239	(457)
Total reclassifications to net earnings (loss) for (gains) losses realized during the period	$766	$(2,656)	$(8,306)
________________________________________________________________________

(1)	These accumulated other comprehensive income (loss) components are included in the computation of net periodic defined benefit pension cost. Refer to Note 12 for further information.
(11) Income Taxes
Changes in Tax Law
In December 2017, the 2017 Tax Cuts and Jobs Act in the U.S. (referred to herein as the “Tax Reform”), was enacted into law. The Tax Reform includes significant changes to the U.S. corporate income tax system, including a reduction in the U.S. federal corporate income tax rate from 35% to 21% and a one-time mandatory transition tax on accumulated foreign earnings.
The Tax Reform also establishes new tax laws that will be effective for calendar 2018, including but not limited to (i) a new provision designed to tax global intangible low-taxed income (“GILTI”), (ii) a general elimination of U.S. federal income taxes on dividends from foreign subsidiaries, (iii) a limitation on deductible interest expense and (iv) limitations on the deductibility of certain executive compensation.
The Securities and Exchange Commission (“SEC”) issued authoritative guidance which addresses accounting for the impact of the Tax Reform. This guidance provides a measurement period, which should not extend beyond one year from the enactment date, during which the Company may finalize the accounting for the impacts of the Tax Reform, and allows for the Company to record provisional estimates of such amounts. As a result, during fiscal 2018, the Company recorded estimated additional income tax expense of $47.9 million. This is comprised of a provisional charge of $24.9 million for the re-measurement of U.S. deferred tax assets and a provisional charge of $23.0 million for the estimated effects of the transitional tax on the deemed repatriation of foreign earnings. The

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

income tax payable related to the transition tax is due over an eight year period beginning in calendar 2018. The amount that is payable in the next 12 months is approximately $1.9 million and has been included in accrued expenses in the Company’s consolidated balance sheet. The Company has provided for any additional tax liabilities on amounts that are estimated to be repatriated from foreign operations as a result of the Tax Reform. We have not provided for other income taxes on undistributed foreign earnings expected to be reinvested outside the U.S. If in the future we decide to repatriate such earnings, we would incur other incremental taxes. Our current plans do not indicate a need to repatriate them to fund our U.S. cash requirements.
Based on the Company’s current interpretation of the Tax Reform, reasonable estimates were made to record provisional adjustments during fiscal 2018. These estimates may change, and the Company will continue to refine such amounts within the measurement period allowed. These estimates may be impacted by a number of additional considerations, including, but not limited to, the state level income tax impacts of the Tax Reform, clarifications of or changes to the Tax Reform (including the issuance of final regulations and evolving technical interpretations), additional guidance issued by the SEC or FASB, and the Company’s ongoing analysis of historical earnings and profits as well as tax pools. The Company continues to analyze the provisions of the Tax Reform, including but not limited to, the creation of a new minimum tax called the base erosion anti-abuse tax; a new provision that taxes U.S. allocated expenses (e.g. interest and general administrative expenses) as well as certain GILTI from foreign operations; a general elimination of U.S. federal income taxes on dividends from foreign subsidiaries; a new limitation on deductible interest expense; and limitations on the deductibility of certain employee compensation. Under GAAP, companies are allowed to make an accounting policy election to either treat taxes resulting from GILTI as a current-period expense when they are incurred or factor such amounts into the measurement of deferred taxes. The Company has not completed its analysis of the effects of the GILTI provisions and will further consider the accounting policy election within the measurement period allowed.
During the fourth quarter of fiscal 2018, the Company also early adopted authoritative guidance which addresses certain stranded income tax effects in accumulated other comprehensive income (loss) resulting from the Tax Reform. As a result, the Company recorded a cumulative adjustment of $1.2 million to reclassify the stranded income tax effects from the Tax Reform that were included in accumulated other comprehensive income (loss) to retained earnings.
Income Tax Expense
Income tax expense (benefit) is summarized as follows (in thousands):

	Year Ended	Year Ended	Year Ended
	Feb 3, 2018	Jan 28, 2017	Jan 30, 2016
Federal:
Current	$34,181	$8,212	$23,618
Deferred	21,595	(636)	4,038
State:
Current	1,903	2,537	3,864
Deferred	217	(1,000)	(296)
Foreign:
Current	7,333	17,055	14,259
Deferred	8,943	2,044	(3,019)
Total	$74,172	$28,212	$42,464

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Actual income tax expense differs from expected income tax expense obtained by applying the statutory federal income tax rate to earnings before income taxes as follows (in thousands):

	Year Ended	Year Ended	Year Ended
	Feb 3, 2018	Jan 28, 2017	Jan 30, 2016
Computed “expected” tax expense	$23,693	$18,763	$44,547
State taxes, net of federal benefit	1,675	999	2,320
Non-U.S. tax expense less than federal statutory tax rate (1)	(7,396)	(1,539)	(6,991)
Tax Reform - repatriation tax adjustment (2)	23,034	—	—
Tax Reform - deferred tax adjustment (2)	24,856	—	—
Cumulative valuation reserve (3)	—	6,830	—
Valuation reserve (4)	9,057	5,841	3,024
Unrecognized tax benefit	537	556	1,123
Share-based compensation (5)	1,309	—	—
Net tax settlements	—	1,894	—
Sale of minority interest investment	—	(2,316)	—
Estimated exit tax charge	—	1,911	—
Prior year tax adjustments	(88)	(1,790)	(2,944)
Non-deductible permanent difference	(3,224)	(2,284)	1,295
Other	719	(653)	90
Total	$74,172	$28,212	$42,464
________________________________________________________________________

(1)
The jurisdictional location of pre-tax income (loss) may represent a significant component of the Company’s effective tax rate as income tax rates outside the U.S. are generally lower than the U.S. statutory income tax rate. Furthermore, the impact of changes in the jurisdictional location of pre-tax income (loss) on the Company’s effective tax rate will be greater at lower levels of consolidated pre-tax income (loss). These amounts exclude the impact of net changes in valuation allowances, audit and other adjustments related to the Company’s non-U.S. operations, as they are reported separately in the appropriate corresponding line items in the table above. The impact on the Company’s effective tax rate was primarily related to the Company’s Swiss and Korean subsidiaries which have jurisdictional effective tax rates which range from 8% to 20% lower than the U.S. rates in effect for the periods presented.

(2)
During fiscal 2018, the Company recognized additional tax expense resulting from the enactment of the Tax Reform to account for the estimated effects of the transitional tax on the deemed repatriation of foreign earnings and reduced deferred tax assets due to lower future U.S. corporate tax rates.

(3)
Amounts represent valuation reserves resulting from jurisdictions where there have been cumulative net operating losses, limiting the Company’s ability to consider other subjective evidence to continue to recognize the existing deferred tax assets.

(4)	Amounts relate primarily to valuation reserves on non-cumulative net operating losses or other deferred tax assets arising during the respective period.

(5)
During fiscal 2018, the Company adopted authoritative guidance which requires all income tax effects of stock awards (resulting from an increase or decrease in the fair value of an award from grant date to the vesting date) to be recognized in the income statement when the awards vest or are settled. This is a change from previous guidance that required such activity to be recorded in paid-in capital within stockholders’ equity.

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Total income tax expense (benefit) is allocated as follows (in thousands):

	Year Ended	Year Ended	Year Ended
	Feb 3, 2018	Jan 28, 2017	Jan 30, 2016
Operations (1)	$74,172	$28,212	$42,464
Stockholders’ equity (1)	(3,173)	1,782	4,668
Total income tax expense	$70,999	$29,994	$47,132
________________________________________________________________________

(1)
During fiscal 2018, the Company adopted authoritative guidance which requires all income tax effects of stock awards (resulting from an increase or decrease in the fair value of an award from grant date to the vesting date) to be recognized in the income statement when the awards vest or are settled. This is a change from previous guidance that required such activity to be recorded in paid-in capital within stockholders’ equity. As a result, the Company recorded tax shortfalls of approximately $1.3 million in the Company’s income tax expense during fiscal 2018.

The tax effects of the components of other comprehensive income (loss) are allocated as follows (in thousands):

	Year Ended	Year Ended	Year Ended
	Feb 3, 2018	Jan 28, 2017	Jan 30, 2016
Derivative financial instruments designated as cash flow hedges	$(2,738)	$(864)	$559
Marketable securities	—	6	(7)
Defined benefit plans	(435)	(21)	2,972
Total income tax expense (benefit) (1)	$(3,173)	$(879)	$3,524
________________________________________________________________________

(1)
During the fourth quarter of fiscal 2018, the Company early adopted authoritative guidance which addresses certain stranded income tax effects in accumulated other comprehensive income (loss) resulting from the Tax Reform enacted in December 2017. As a result, the Company recorded a cumulative adjustment to increase retained earnings by $1.2 million with a corresponding reduction to accumulated other comprehensive income (loss) related to the Company’s Supplemental Executive Retirement Plan and its interest rate swap designated as a cash flow hedge based in the U.S. The impact from this reclassification on accumulated other comprehensive income (loss) has been excluded from the amounts provided in this table.

Total earnings before income tax expense and noncontrolling interests are comprised of the following (in thousands):

	Year Ended	Year Ended	Year Ended
	Feb 3, 2018	Jan 28, 2017	Jan 30, 2016
Domestic operations	$39,112	$32,944	$90,141
Foreign operations	31,159	20,666	37,138
Earnings before income tax expense and noncontrolling interests	$70,271	$53,610	$127,279

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Deferred Taxes
The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities as of February 3, 2018 and January 28, 2017 are presented below (in thousands):

	Feb 3, 2018	Jan 28, 2017
Deferred tax assets:
Net operating losses	19,859	13,524
Defined benefit plans	13,155	20,642
Deferred compensation	10,721	12,987
Excess of book over tax depreciation/amortization	10,704	9,018
Rent expense	7,651	13,672
Deferred income	7,141	6,213
Bad debt reserve	2,529	2,124
Lease incentives	1,814	5,545
Uniform capitalization	974	1,900
Other	30,703	28,265
Total deferred tax assets	105,251	113,890
Deferred tax liabilities:
Goodwill amortization	(2,303)	(3,654)
Excess of tax over book depreciation/amortization	(135)	(189)
Other	(4,517)	(4,544)
Valuation allowance	(32,601)	(23,255)
Net deferred tax assets (1)	$65,695	$82,248
__________________________________________________________________

(1)
As of February 3, 2018, amount includes net deferred tax liabilities of $2.7 million recorded in other long-term liabilities in the Company’s consolidated balance sheet. There were $0.5 million net deferred tax liabilities recorded in other long-term liabilities in the Company’s consolidated balance sheet at January 28, 2017.

Based on the historical earnings of the Company and projections of future taxable earnings in certain jurisdictions, management believes it is more likely than not that the results of operations will not generate sufficient taxable earnings to realize certain net deferred tax assets. Therefore, the Company has recorded a valuation allowance of $32.6 million, which is an increase of $9.3 million from the prior year.
As of February 3, 2018, certain of the Company’s operations had net operating loss carryforwards of $74.7 million. These are comprised of $17.1 million of operating loss carryforwards that have an unlimited carryforward life, $57.0 million of foreign operating loss carryforwards that expire between fiscal 2019 and fiscal 2038 and $0.6 million of state operating loss carryforwards that expire between fiscal 2019 and fiscal 2036. Based on the historical earnings of these operations, management believes that it is more likely than not that some of the operations will not generate sufficient earnings to utilize all of the net operating loss. As of February 3, 2018 and January 28, 2017, the Company had a valuation allowance of $20.4 million and $13.9 million, respectively, related to its net operating loss carryforwards.
Unrecognized Tax Benefit
The Company and its subsidiaries are subject to U.S. federal and foreign income tax as well as income tax of multiple state and foreign local jurisdictions. From time-to-time, the Company is subject to routine income tax audits on various tax matters around the world in the ordinary course of business. Although the Company has substantially concluded all U.S. federal, foreign, state and foreign local income tax matters for years through fiscal 2012, as of February 3, 2018, several income tax audits were underway in multiple jurisdictions for various periods after fiscal 2012. The Company does not believe that the resolution of open matters will have a material effect on the Company’s financial position or liquidity.
The Company accrues an amount for its estimate of additional income tax liability which the Company, more likely than not, will incur as a result of the ultimate resolution of income tax audits (“uncertain tax positions”). The

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Company reviews and updates the estimates used in the accrual for uncertain tax positions as more definitive information becomes available from taxing authorities, upon completion of tax audits, upon expiration of statutes of limitation, or upon occurrence of other events.
A reconciliation of the beginning and ending amount of gross unrecognized tax benefit (excluding interest and penalties) is as follows (in thousands):

	Year Ended	Year Ended	Year Ended
	Feb 3, 2018	Jan 28, 2017	Jan 30, 2016
Beginning balance	$12,983	$12,585	$13,640
Additions:
Tax positions related to the prior year	4,436	672	496
Tax positions related to the current year	222	106	1,516
Reductions:
Tax positions related to the prior year	(356)	(380)	(1,650)
Tax positions related to the current year	(309)	—	(359)
Settlements	—	—	(505)
Expiration of statutes of limitation	(205)	—	(553)
Ending balance	$16,771	$12,983	$12,585
The amount of unrecognized tax benefit as of February 3, 2018 includes $17.4 million (net of federal benefit on state issues) which, if ultimately recognized, may reduce our future annual effective tax rate. As of February 3, 2018 and January 28, 2017, the Company had $19.0 million and $14.6 million, respectively, of aggregate accruals for uncertain tax positions, including penalties and interest.
The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company included interest and penalties related to uncertain tax positions of $0.5 million, $0.2 million and $0.6 million in net income tax expense for fiscal 2018, fiscal 2017 and fiscal 2016, respectively. Total interest and penalties related to uncertain tax positions was $2.2 million and $1.6 million for the years ended February 3, 2018 and January 28, 2017, respectively.
(12) Defined Benefit Plans
The Company maintains defined benefit plans for certain employees primarily in the U.S. and Switzerland. In accordance with authoritative guidance for defined benefit pension and other postretirement plans, an asset for a plan’s overfunded status or a liability for a plan’s underfunded status is recognized in the consolidated balance sheets; plan assets and obligations that determine the plan’s funded status are measured as of the end of the Company’s fiscal year; and changes in the funded status of defined benefit postretirement plans are recognized in the year in which they occur. Such changes are reported in other comprehensive income (loss) as a separate component of stockholders’ equity.
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

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
As a non-qualified pension plan, no dedicated funding of the SERP is required; however, the Company has made periodic payments into insurance policies held in a rabbi trust to fund the expected obligations arising under the non-qualified SERP. The amount of any future payments into the insurance policies, if any, may vary depending on investment performance of the trust. The cash surrender values of the insurance policies were $64.5 million and $58.6 million as of February 3, 2018 and January 28, 2017, respectively, and were included in other assets in the Company’s consolidated balance sheets. As a result of changes in the value of the insurance policy investments, the Company recorded unrealized gains (losses) of $7.7 million, $6.9 million and ($1.8) million in other income and expense during fiscal 2018, fiscal 2017 and fiscal 2016, respectively. The Company also recorded realized gains of $0.7 million in other income resulting from payout on the insurance policies during fiscal 2016.
The Company assumed a discount rate of approximately 3.5% for both of the years ended February 3, 2018 and January 28, 2017, as part of the actuarial valuation performed to calculate the projected benefit obligation, based on the timing of cash flows expected to be made in the future to the participants, applied to high quality yield curves. In fiscal 2016, the Company amended the SERP to effectively eliminate any future salary progression by finalizing compensation levels for future benefits. Prior to the amendment, compensation levels utilized in calculating the projected benefit obligation were derived from expected future compensation as outlined in employment contracts in effect at the time. The Company also considers recent updates to the mortality tables and mortality improvement scale published by the Society of Actuaries in developing its best estimate of the expected mortality rates for its plan participants.
As of February 3, 2018, accumulated other comprehensive income (loss) included actuarial losses of $0.2 million that are expected to be amortized and recognized as a component of net periodic defined benefit pension cost in fiscal 2019. Aggregate benefits projected to be paid in the next five fiscal years are approximately $1.7 million in fiscal 2019, $3.7 million in fiscal 2020, $3.9 million in fiscal 2021, $3.9 million in fiscal 2022 and $3.9 million in fiscal 2023. Aggregate benefits projected to be paid in the following five fiscal years amount to $18.5 million.
Foreign Pension Plans
In certain foreign jurisdictions, primarily in Switzerland, the Company is required to guarantee the returns on Company sponsored defined contribution plans in accordance with local regulations. These plans are typically government-mandated defined contribution plans that provide employees with a minimum investment return, and as such, are treated under pension accounting in accordance with authoritative guidance. The minimum investment return for our Swiss pension plan was 1.00% and 1.25% during calendar 2017 and calendar 2016, respectively. Under the Swiss pension plan, both the Company and certain of its employees with annual earnings in excess of government determined amounts are required to make contributions into a fund managed by an independent investment fiduciary. The Company’s contributions must be made in an amount at least equal to the employee’s contribution. Minimum employee contributions are based on the respective employee’s age, salary and gender.
During fiscal 2016, the Swiss pension plan was amended to update the conversion rate for future periods. As a result, the projected benefit obligation and prior service cost were reduced by $0.2 million during fiscal 2016.
As of February 3, 2018 and January 28, 2017, actuarial assumptions used by the Company to calculate the projected benefit obligation and the fair value of the plans assets related to its Swiss pension plan included discount rates of 0.60% and 0.50%, respectively, and expected returns on plan assets of 1.40% for both periods.

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of February 3, 2018, accumulated other comprehensive income (loss) included actuarial losses of $0.4 million that are expected to be amortized and recognized as a component of net periodic defined benefit pension cost in fiscal 2019.
The components of net periodic defined benefit pension cost to accumulated comprehensive income (loss) for fiscal 2018, fiscal 2017 and fiscal 2016 related to the Company’s defined benefit plans are as follows (in thousands):

	Year Ended February 3, 2018
	SERP	Foreign Pension Plans	Total
Service cost	$—	$2,500	$2,500
Interest cost	1,844	147	1,991
Expected return on plan assets	—	(244)	(244)
Net amortization of unrecognized prior service credit	—	(27)	(27)
Net amortization of actuarial losses	151	311	462
Net periodic defined benefit pension cost	$1,995	$2,687	$4,682
Unrecognized prior service credit charged to comprehensive income (loss)	$—	$(27)	$(27)
Unrecognized net actuarial loss charged to comprehensive income (loss)	151	311	462
Net actuarial losses	(1,092)	(1,156)	(2,248)
Foreign currency and other adjustments	—	(269)	(269)
Related tax impact	360	75	435
Total periodic defined benefit pension cost and other charges to other comprehensive income (loss)	(581)	(1,066)	(1,647)
Cumulative adjustment reclassified to retained earnings from adoption of new accounting guidance (1)	(1,435)	—	(1,435)
Total periodic defined benefit pension cost and other charges to accumulated other comprehensive income (loss)	$(2,016)	$(1,066)	$(3,082)
________________________________________________________________________

(1)
During the fourth quarter of fiscal 2018, the Company early adopted authoritative guidance which addresses certain stranded income tax effects in accumulated other comprehensive income (loss) resulting from the Tax Reform enacted in December 2017. As a result, the Company recorded a cumulative adjustment to increase retained earnings by $1.4 million with a corresponding reduction to accumulated other comprehensive income (loss) related to the Company’s SERP.

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year Ended January 28, 2017
	SERP	Foreign Pension Plans	Total
Service cost	$—	$1,544	$1,544
Interest cost	1,839	87	1,926
Expected return on plan assets	—	(185)	(185)
Net amortization of unrecognized prior service credit	—	(28)	(28)
Net amortization of actuarial losses	155	186	341
Net periodic defined benefit pension cost	$1,994	$1,604	$3,598
Unrecognized prior service credit charged to comprehensive income (loss)	$—	$(28)	$(28)
Unrecognized net actuarial loss charged to comprehensive income (loss)	155	186	341
Net actuarial gains (losses)	63	(1,248)	(1,185)
Foreign currency and other adjustments	—	(72)	(72)
Related tax impact	(84)	105	21
Total periodic defined benefit pension cost and other charges to other comprehensive income (loss) and accumulated other comprehensive income (loss)	$134	$(1,057)	$(923)

	Year Ended January 30, 2016
	SERP	Foreign Pension Plans	Total
Service cost	$—	$1,622	$1,622
Interest cost	1,986	69	2,055
Expected return on plan assets	—	(142)	(142)
Net amortization of unrecognized prior service credit	(97)	—	(97)
Net amortization of actuarial losses	740	184	924
Curtailment gain	(1,651)	—	(1,651)
Net periodic defined benefit pension cost	$978	$1,733	$2,711
Unrecognized prior service credit charged to comprehensive income (loss)	$(97)	$—	$(97)
Unrecognized net actuarial loss charged to comprehensive income (loss)	740	184	924
Curtailment gain	(1,651)	—	(1,651)
Net actuarial gains (losses)	8,707	(341)	8,366
Plan amendment	—	167	167
Foreign currency and other adjustments	—	274	274
Related tax impact	(2,945)	(27)	(2,972)
Total periodic defined benefit pension cost and other charges to other comprehensive income (loss) and accumulated other comprehensive income (loss)	$4,754	$257	$5,011

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Included in accumulated other comprehensive income (loss), before tax, as of February 3, 2018 and January 28, 2017 are the following amounts that have not yet been recognized in net periodic defined benefit pension cost (in thousands):

	Feb 3, 2018			Jan 28, 2017
	SERP	Foreign Pension Plans	Total	SERP	Foreign Pension Plans	Total
Unrecognized prior service credit	$—	$(113)	$(113)	$—	$(140)	$(140)
Unrecognized net actuarial loss	9,454	4,889	14,343	8,513	3,775	12,288
Total included in accumulated other comprehensive loss	$9,454	$4,776	$14,230	$8,513	$3,635	$12,148
The following table summarizes the funded status of the Company’s defined benefit plans and the amounts recognized in the Company’s consolidated balance sheets (in thousands):

	February 3, 2018			Jan 28, 2017
	SERP	Foreign Pension Plans	Total	SERP	Foreign Pension Plans	Total
Projected benefit obligation	$(54,760)	$(26,409)	$(81,169)	$(53,521)	$(19,986)	$(73,507)
Plan assets at fair value (1)	—	21,437	21,437	—	16,305	16,305
Net liability (2)	$(54,760)	$(4,972)	$(59,732)	$(53,521)	$(3,681)	$(57,202)
________________________________________________________________________

(1)
The SERP is a non-qualified pension plan and hence the insurance policies are not considered to be plan assets. Accordingly, the table above does not include the insurance policies with cash surrender values of $64.5 million and $58.6 million as of February 3, 2018 and January 28, 2017, respectively.

(2)	The net liability was included in accrued expenses and other long-term liabilities in the Company’s consolidated balance sheets depending on the expected timing of payments.
A reconciliation of the changes in the projected benefit obligation for fiscal 2018 and fiscal 2017 is as follows (in thousands):

	Projected Benefit Obligation
	SERP	Foreign Pension Plans	Total
Balance at January 30, 2016	$53,443	$17,577	$71,020
Service cost	—	1,544	1,544
Interest cost	1,839	87	1,926
Actuarial (gains) losses	(63)	1,067	1,004
Contributions by plan participants	—	1,805	1,805
Payments	(1,698)	(2,416)	(4,114)
Foreign currency and other adjustments	—	322	322
Balance at January 28, 2017	$53,521	$19,986	$73,507
Service cost	—	2,500	2,500
Interest cost	1,844	147	1,991
Actuarial (gains) losses	1,092	1,156	2,248
Contributions by plan participants	—	2,315	2,315
Payments	(1,697)	(1,373)	(3,070)
Foreign currency and other adjustments	—	1,678	1,678
Balance at February 3, 2018	$54,760	$26,409	$81,169

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The SERP is a non-qualified pension plan and hence the insurance policies are not considered to be plan assets. Accordingly, the table below does not include the insurance policies with cash surrender values of $64.5 million and $58.6 million as of February 3, 2018 and January 28, 2017, respectively. A reconciliation of the changes in plan assets for the Foreign Pension Plans for fiscal 2018 and fiscal 2017 is as follows (in thousands):

Plan Assets
Balance at January 30, 2016	$14,859
Actual return on plan assets	4
Contributions by employer	1,779
Contributions by plan participants	1,805
Payments	(2,416)
Foreign currency and other adjustments	274
Balance at January 28, 2017	$16,305
Actual return on plan assets	244
Contributions by employer	2,575
Contributions by plan participants	2,315
Payments	(1,373)
Foreign currency and other adjustments	1,371
Balance at February 3, 2018	$21,437
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
Leases
The Company leases warehouse and administrative facilities, including the Company’s corporate headquarters in Los Angeles, California, from partnerships affiliated with the Marciano Trusts and certain of their affiliates. There were four of these leases in effect as of February 3, 2018 with expiration dates ranging from calendar years 2018 to 2020.
The Company, through a wholly-owned Canadian subsidiary, leases warehouse and administrative facilities in Montreal, Quebec from a partnership affiliated with the Marciano Trusts. During fiscal 2018, the Company exercised an option to extend the lease term for an additional one-year period ending in December 2018. All other terms of the existing lease remain in full force and effect.
The Company, through a French subsidiary, leases a showroom and office space located in Paris, France from an entity that is owned in part by an affiliate of the Marciano Trusts. Due to excess capacity, the lease was amended to reduce the square footage by approximately 5,100 square feet to 16,000 square feet during fiscal 2018. The amendment also provided for a corresponding reduction in aggregate rent, common area maintenance charges and property tax expense due to the lower square footage. All other terms of the existing lease remain in full force and effect.
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

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Aggregate rent, common area maintenance charges and property tax expense recorded under these four related party leases for fiscal 2018, fiscal 2017 and fiscal 2016 were $4.9 million, $5.0 million and $5.1 million, respectively. The Company believes that the terms of the related party leases and parking lot sale have not been significantly affected by the fact that the Company and the lessors are related. Refer to Note 14 for more information on lease commitments.
Aircraft Arrangements
The Company periodically charters aircraft owned by MPM Financial, LLC (“MPM Financial”), an entity affiliated with the Marciano Trusts, through informal arrangements with MPM Financial and independent third party management companies contracted by MPM Financial to manage its aircraft. The total fees paid under these arrangements for fiscal 2018, fiscal 2017 and fiscal 2016 were approximately $1.1 million, $0.9 million and $0.6 million, respectively.
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
(14) Commitments and Contingencies
Leases
The Company leases its showrooms, advertising, licensing, sales and merchandising offices, remote distribution and warehousing facilities and retail and factory outlet store locations under operating lease agreements expiring on various dates through October 2037. Some of these leases require the Company to make periodic payments for property taxes, utilities and common area operating expenses. Certain retail store leases provide for rents based upon the minimum annual rental amount and a percentage of annual sales volume, generally ranging from 4% to 20%, when specific sales volumes are exceeded. The Company’s concession leases also provide for rents primarily based upon a percentage of annual sales volume which average approximately 35% of annual sales volume. Some leases include lease incentives, rent abatements and fixed rent escalations, which are amortized and recorded over the initial lease term on a straight-line basis. The Company also leases some of its equipment under operating lease agreements expiring at various dates through November 2022.
As discussed in further detail in Note 8, the Company leases equipment as well as computer hardware and software under capital lease obligations.

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Future minimum property and equipment lease payments under capital leases and non-cancelable operating leases as of February 3, 2018 are as follows (in thousands):

		Operating Leases
	Capital Lease	Non-Related Parties	Related Parties	Total
Fiscal 2019	$2,940	$196,321	$4,757	$204,018
Fiscal 2020	2,945	174,521	4,420	181,886
Fiscal 2021	2,934	148,255	2,024	153,213
Fiscal 2022	2,716	124,562	—	127,278
Fiscal 2023	2,590	100,162	—	102,752
Thereafter	10,859	229,880	—	240,739
Total minimum lease payments	$24,984	$973,701	$11,201	$1,009,886
Less interest	(6,395)
Capital lease obligations	$18,589
Less current portion	(1,594)
Long-term capital lease obligations	$16,995
Rental expense for all property and equipment operating leases during fiscal 2018, fiscal 2017 and fiscal 2016 aggregated $272.3 million, $263.1 million and $259.1 million, respectively, including percentage rent of $61.2 million, $53.0 million and $53.7 million, respectively.
Purchase Commitments
Inventory purchase commitments as of February 3, 2018 were $208.1 million. These purchase commitments can be impacted by various factors, including the scheduling of market weeks, the timing of issuing orders, the timing of the shipment of orders and currency fluctuations.
Incentive Bonuses
Certain officers and key employees of the Company are eligible to receive annual cash incentive bonuses based on the achievement of certain performance criteria. These bonuses are based on performance measures such as earnings from operations of the Company or particular segments thereof, as well as other objective and subjective criteria as determined by the Compensation Committee of the Board of Directors.
Investment Commitments
As of February 3, 2018, the Company had an unfunded commitment to invest €4.5 million ($5.7 million) in a private equity fund. Refer to Note 20 for further information.
Legal Proceedings
On May 6, 2009, Gucci America, Inc. filed a complaint in the U.S. District Court for the Southern District of New York against Guess?, Inc. and certain third party licensees for the Company asserting, among other things, trademark and trade dress law violations and unfair competition. The complaint sought injunctive relief, compensatory damages, including treble damages, and certain other relief. Complaints similar to those in the above action have also been filed by Gucci entities against the Company and certain of its subsidiaries in the Court of Milan, Italy, the Intermediate People’s Court of Nanjing, China and the Court of Paris, France. The three-week bench trial in the U.S. matter concluded on April 19, 2012, with the court issuing a preliminary ruling on May 21, 2012 and a final ruling on July 19, 2012. Although the plaintiff was seeking compensation in the U.S. matter in the form of damages of $26 million and an accounting of profits of $99 million, the final ruling provided for monetary damages of $2.3 million against the Company and $2.3 million against certain of its licensees. The court also granted narrow injunctions in favor of the plaintiff for certain of the claimed infringements. On August 20, 2012, the appeal period expired without any party having filed an appeal, rendering the judgment final. On May 2, 2013, the Court of Milan ruled in favor of the Company in the Milan, Italy matter. In the ruling, the Court rejected all of the plaintiff’s claims and ordered the cancellation of three of the plaintiff’s Italian and four of the plaintiff’s European Community trademark registrations. On June 10, 2013, the plaintiff appealed the Court’s ruling in the Milan matter. On September 15, 2014,

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

the Court of Appeal of Milan affirmed the majority of the lower Court’s ruling in favor of the Company, but overturned the lower Court’s finding with respect to an unfair competition claim. That portion of the matter is now in a damages phase based on the ruling. On October 16, 2015, the plaintiff appealed the remainder of the Court of Appeal of Milan’s ruling in favor of the Company to the Italian Supreme Court of Cassation. In the China matter, the Intermediate People’s Court of Nanjing, China issued a ruling on November 8, 2013 granting an injunction in favor of the plaintiff for certain of the claimed infringements on handbags and small leather goods and awarding the plaintiff statutory damages in the amount of approximately $80,000. The Company strongly disagreed with the Court’s decision and appealed the ruling. On August 31, 2016, the Court of Appeal for the China matter issued a decision in favor of the Company, rejecting all of the plaintiff’s claims. In March 2017, the plaintiff petitioned the China Supreme Court for a retrial of the matter. On January 30, 2015, the Court of Paris ruled in favor of the Company in the France matter, rejecting all of the plaintiff’s claims and partially canceling two of the plaintiff’s community trademark registrations and one of the plaintiff’s international trademark registrations. On February 17, 2015, the plaintiff appealed the Court of Paris’ ruling. Although the Company believes that it has a strong position with respect to each of the remaining matters, it is unable to predict with certainty whether or not these efforts will ultimately be successful or whether the outcomes will have a material impact on the Company’s financial position or results of operations. The parties are currently engaged in settlement discussions with respect to the remaining matters.
The Company has received customs tax assessment notices from the Italian Customs Agency regarding its customs tax audit of one of the Company’s European subsidiaries for the period from July 2010 through December 2012. Such assessments totaled €9.8 million ($12.2 million), including potential penalties and interest. The Company strongly disagrees with the positions that the Italian Customs Agency has taken and therefore filed appeals with the Milan First Degree Tax Court (“MFDTC”). In May 2015, the MFDTC issued a judgment in favor of the Company in relation to the first set of appeals (covering the period through September 2010) and canceled the related assessments totaling €1.7 million ($2.1 million). In November 2015, the Italian Customs Agency notified the Company of its intent to appeal this first MFDTC judgment. During fiscal 2017, the Appeals Court ruled in favor of the Company and rejected the appeal by the Italian Customs Agency on the first MFDTC judgment. During fiscal 2017, the MFDTC also issued judgments in favor of the Company in relation to the second through seventh set of appeals (covering the period from October 2010 through December 2012) and canceled the related assessments totaling €8.1 million ($10.1 million). Subsequently, the Italian Customs Agency has appealed the majority of these favorable MFDTC judgments, as well as certain of the Appeals Court judgments. While these MFDTC judgments have been favorable to the Company, there can be no assurances that the Italian Customs Agency will not be successful in its remaining appeals. It also continues to be possible that the Company will receive similar or even larger assessments for periods subsequent to December 2012 or other claims or charges related to the matter in the future. Although the Company believes that it has a strong position and will continue to vigorously defend this matter, it is unable to predict with certainty whether or not these efforts will ultimately be successful or whether the outcome will have a material impact on the Company’s financial position or results of operations.
On June 6, 2017, the European Commission notified the Company that it has initiated proceedings to investigate whether certain of the Company’s practices and agreements concerning the distribution of apparel and accessories within the European Union breach European Union competition rules related to cross-border transactions, internet sales limitations and resale price restrictions. The initiation of the proceedings does not mean that the European Commission has made a definitive conclusion regarding whether the Company breached any rules. The Company has cooperated and plans to continue to cooperate with the European Commission, including through responses to requests for information and through changes to certain business practices and agreements, as appropriate. If a violation is ultimately found, a broad range of remedies is potentially available to the European Commission, including imposing a fine and/or injunctive relief prohibiting or restricting certain business practices. As of November 6, 2017, the Company and the European Commission agreed to begin a settlement discussion process to determine if the parties can mutually agree on an outcome of the proceedings. Those discussions are still ongoing. At this point, the Company is unable to predict the timing or outcome of these proceedings, including the magnitude of any potential fine. However, the Company does not currently believe that any changes to its business practices or agreements made in connection with this proceeding will have a material impact on its ongoing business operations within the European Union.

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company is also involved in various other claims and other matters incidental to the Company’s business, the resolutions of which are not expected to have a material adverse effect on the Company’s financial position or results of operations.
Redeemable Noncontrolling Interests
The Company is party to a put arrangement with respect to the common securities that represent the remaining noncontrolling interest for its majority-owned subsidiary, Guess Brasil Comércio e Distribuição S.A. (“Guess Brazil”), which was established through a majority-owned joint venture during fiscal 2014. The put arrangement for Guess Brazil, representing 40% of the total outstanding equity interest of that subsidiary, may be exercised at the discretion of the noncontrolling interest holder by providing written notice to the Company beginning in the sixth year of the agreement, or sooner in certain limited circumstances, and every third anniversary from the end of the sixth year thereafter subject to certain time restrictions. The redemption value of the Guess Brazil put arrangement is based on a multiple of Guess Brazil’s earnings before interest, taxes, depreciation and amortization subject to certain adjustments, and is classified as a redeemable noncontrolling interest outside of permanent equity in the Company’s consolidated balance sheet. During fiscal 2017, the Company and the noncontrolling interest holder increased their capital contributions by $1.7 million, of which $1.0 million was paid by the Company and the remaining amount was paid by the noncontrolling interest holder to retain the same pro-rata interest in Guess Brazil. The carrying value of the redeemable noncontrolling interest related to Guess Brazil was $1.6 million and $1.7 million as of February 3, 2018 and January 28, 2017, respectively.
The Company is party to a put arrangement with respect to the common securities that represent the remaining noncontrolling interest for its majority-owned subsidiary, Guess? CIS, LLC (“Guess CIS”), which was established through a majority-owned joint venture during fiscal 2016. The put arrangement for Guess CIS, representing 30% of the total outstanding equity interest of that subsidiary, may be exercised at the discretion of the noncontrolling interest holder by providing written notice to the Company during the period beginning after the fifth anniversary of the agreement through December 31, 2025, or sooner in certain limited circumstances. The redemption value of the Guess CIS put arrangement is based on a multiple of Guess CIS’s earnings before interest, taxes, depreciation and amortization subject to certain adjustments and is classified as a redeemable noncontrolling interest outside of permanent equity in the Company’s consolidated balance sheet. During fiscal 2016, the Company made an initial contribution of $2.0 million. During fiscal 2017, the Company and the noncontrolling interest holder increased their capital contributions by $5.0 million, of which $3.5 million was paid by the Company and the remaining amount was paid by the noncontrolling interest holder to retain the same pro-rata interest in Guess CIS. During fiscal 2018, the Company and the noncontrolling interest holder made an additional capital contribution totaling $3.2 million, of which $2.2 million was paid by the Company and the remaining amount was paid by the noncontrolling interest holder to retain the same pro-rata interest in Guess CIS. The carrying value of the redeemable noncontrolling interest related to Guess CIS was $4.0 million and $2.8 million as of February 3, 2018 and January 28, 2017, respectively.
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

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A reconciliation of the total carrying amount of redeemable noncontrolling interests for fiscal 2018 and fiscal 2017 is as follows (in thousands):

	Year Ended	Year Ended
	Feb 3, 2018	Jan 28, 2017
Beginning balance	$4,452	$5,252
Foreign currency translation adjustment	187	818
Purchase of redeemable noncontrolling interest	—	(4,445)
Noncontrolling interest capital contribution	951	2,157
Redeemable noncontrolling interest redemption value adjustment	—	670
Ending balance	$5,590	$4,452
(15) Savings Plans
The Company established the Guess?, Inc. Savings Plan (the “Savings Plan”) under Section 401(k) of the Internal Revenue Code. Under the Savings Plan, employees (“associates”) may contribute up to 100% of their compensation per year subject to the elective limits as defined by IRS guidelines and the Company may make matching contributions in amounts not to exceed 3.0% of the associates’ annual compensation. Investment selections consist of mutual funds and do not include any Company common stock. The Company’s contributions to the Savings Plan amounted to $1.1 million, $1.2 million and $1.3 million for fiscal 2018, fiscal 2017 and fiscal 2016, respectively.
Effective January 1, 2006, the Company adopted a Non-qualified Deferred Compensation Plan (the “DCP”). Under the DCP, select employees who satisfy certain eligibility requirements and members of the Board of Directors may make annual irrevocable elections to defer a portion of their base compensation and/or bonuses. The deferred amounts and earnings thereon are payable to participants at specified future distribution dates, upon termination of employment, retirement, disability, death or change in control of the Company, in a lump sum or installments, pursuant to elections under the rules of the DCP. The participants to the DCP have an unsecured contractual commitment by the Company to pay the amounts due under the DCP. The deferred compensation liability as of February 3, 2018 and January 28, 2017 was $13.5 million and $11.2 million, respectively, and was included in accrued expenses and other long-term liabilities in the Company’s consolidated balance sheets depending on the expected timing of payments. The Company has purchased corporate-owned life insurance, which is held in a rabbi trust, to offset this liability. The assets held in the rabbi trust are not available for general corporate purposes except in the event of bankruptcy of the Company. As of February 3, 2018 and January 28, 2017, the long-term asset was $13.7 million and $12.0 million, respectively. All earnings and expenses of the rabbi trust are reported in the Company’s consolidated statements of income in other income and expense. For fiscal 2018, fiscal 2017 and fiscal 2016, the Company incurred unrealized gains (losses) of $1.7 million, $1.5 million and $(0.7) million, respectively, related to the change in the value of the insurance policy investments. During fiscal 2016, the Company also recorded realized gains of $0.3 million in other income resulting from payout on the insurance policies. During fiscal 2016, the Company made contributions of $1.5 million to the DCP.

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(16) Quarterly Information (Unaudited)
The following is a summary of the unaudited quarterly financial information for fiscal 2018 and fiscal 2017 (in thousands, except per share data):

	Quarterly Periods Ended (1)
Year Ended February 3, 2018	Apr 29, 2017	Jul 29, 2017	Oct 28, 2017	Feb 3, 2018
Net revenue (2)	$454,345	$568,292	$548,953	$792,164
Gross profit	144,642	198,027	191,109	295,070
Net earnings (loss)	(21,227)	15,881	(1,662)	3,107
Net earnings (loss) attributable to Guess?, Inc.	(21,293)	15,219	(2,860)	1,040
Net earnings (loss) per common share attributable to common stockholders: (3) (4) (5) (6)
Basic	$(0.26)	$0.18	$(0.04)	$0.01
Diluted	$(0.26)	$0.18	$(0.04)	$0.01

	Quarterly Periods Ended (1)
Year Ended January 28, 2017	Apr 30, 2016	Jul 30, 2016	Oct 29, 2016	Jan 28, 2017
Net revenue (2)	$444,061	$540,412	$531,976	$674,004
Gross profit	142,759	185,632	180,242	236,407
Net earnings	(25,154)	32,167	9,729	8,656
Net earnings attributable to Guess?, Inc.	(25,178)	32,269	9,103	6,567
Net earnings per common share attributable to common stockholders: (3) (4) (5) (7) (8) (9)
Basic	$(0.30)	$0.38	$0.11	$0.08
Diluted	$(0.30)	$0.38	$0.11	$0.08
_________________________________________________________________________

(1)	All fiscal quarters presented consisted of 13 weeks with the exception of the quarter ended February 3, 2018 which consisted of 14 weeks.

(2)
During the fourth quarter of fiscal 2018, the Company reclassified net royalties received on the Company’s inventory purchases of licensed product from net revenue to cost of product sales. Accordingly, prior period amounts related to net royalties, net revenue and cost of product sales have been adjusted to conform to the current period presentation. This resulted in a decrease to net revenue and cost of product sales of $4.2 million, $5.4 million and $5.2 million during the first, second and third quarters of fiscal 2018, respectively. This also resulted in a decrease to net revenue and cost of product sales of $4.8 million, $4.5 million, $4.3 million and $5.3 million during the first, second, third and fourth quarters of fiscal 2017, respectively. This reclassification had no impact on previously reported gross profit, net earnings (loss) or net earnings (loss) per share. Refer to Note 1 for further information regarding this reclassification.

(3)
Per common share amounts for the quarters and full years have been calculated separately. Accordingly, quarterly amounts may not add to the annual amount because of differences in the average common shares outstanding during each period.

(4)
The Company recorded net gains (losses) on lease terminations of $(11.5) million and $0.1 million during the third and fourth quarters of fiscal 2018, respectively. There were no net gains (losses) on lease terminations recognized during the first or second quarters of fiscal 2018. During the first and second quarters of fiscal 2017, the Company recorded net gains on lease terminations of $0.1 million and $0.6 million, respectively. There were no net gains (losses) on lease terminations recognized during the third or fourth quarters of fiscal 2017. Refer to Note 1 for further information regarding net gains (losses) on lease terminations.

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(5)
During each of the periods presented, the Company recognized asset impairment charges for certain retail locations resulting from under-performance and expected store closures. The Company recorded asset impairment charges of $2.8 million, $1.2 million, $2.0 million and $2.5 million, respectively, during the first, second, third and fourth quarters of fiscal 2018. The Company also recorded asset impairment charges of $0.2 million, $0.5 million, $0.8 million and $32.9 million, respectively, during the first, second, third and fourth quarters of fiscal 2017. Refer to Note 5 for further detail regarding asset impairment charges.

(6)
During fiscal 2018, the Company recognized additional tax expense of $47.9 million related to the enactment of the Tax Reform. This is comprised of a $24.9 million charge for the provisional re-measurement of certain deferred taxes and related amounts and a provisional charge of $23.0 million to income tax expense for the estimated effects of the transitional tax on the deemed repatriation of foreign earnings. These charges were recorded during the fourth quarter of fiscal 2018. Refer to Note 11 for further detail.

(7)
During fiscal 2017, the Company recorded restructuring charges of $6.1 million and a related estimated exit tax charge of approximately $1.9 million. The restructuring charges and related estimated exit tax charge were recorded during the three months ended April 30, 2016. Refer to Note 9 for further detail regarding these charges.

(8)
During fiscal 2017, the Company sold its minority interest equity holding in a privately-held boutique apparel company for net proceeds of approximately $34.8 million, which resulted in a gain of approximately $22.3 million which was recorded in other income. The gain was recorded during the three months ended July 30, 2016.

(9)
During fiscal 2017, the Company recorded valuation reserves of $6.8 million resulting from jurisdictions where there have been cumulative net operating losses, limiting the Company’s ability to consider other subjective evidence to continue to recognize the existing deferred tax assets. The Company recorded the valuation reserve during the three months ended January 28, 2017. Refer to Note 11 for further detail.

(17) Segment Information
The Company’s reportable business segments and respective accounting policies of the segments are the same as those described in Note 1. Management evaluates segment performance based primarily on revenues and earnings (loss) from operations before corporate performance-based compensation costs, net gains (losses) from lease terminations, asset impairment charges and restructuring charges, if any. Corporate overhead, net gains (losses) from lease terminations, asset impairment charges, restructuring charges, interest income, interest expense and other income and expense are evaluated on a consolidated basis and not allocated to the Company’s business segments.

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Segment information is summarized as follows (in thousands):

	Year Ended	Year Ended	Year Ended
	Feb 3, 2018 (1)	Jan 28, 2017 (1)	Jan 30, 2016 (1)
Net revenue:
Americas Retail	$833,077	$935,479	$981,942
Americas Wholesale (2)	150,366	146,260	155,594
Europe (2)	998,657	788,194	722,877
Asia (2)	308,899	248,601	240,041
Licensing (3)	72,755	71,919	84,041
Total net revenue (3)	$2,363,754	$2,190,453	$2,184,495
Earnings (loss) from operations:
Americas Retail (2)	$(17,301)	$(22,816)	$18,414
Americas Wholesale (2)	25,161	24,190	29,579
Europe (2)	87,376	56,961	53,673
Asia (2)	14,116	(2,381)	10,309
Licensing (2)	78,102	80,386	92,189
Total segment earnings from operations	187,454	136,340	204,164
Corporate overhead (2)	(102,429)	(73,859)	(82,864)
Net gains (losses) on lease terminations (2) (4)	(11,373)	695	2,337
Asset impairment charges (2) (5)	(8,479)	(34,385)	(2,287)
Restructuring charges (6)	—	(6,083)	—
Total earnings from operations	$65,173	$22,708	$121,350
Capital expenditures:
Americas Retail	$16,899	$25,881	$26,384
Americas Wholesale	1,303	3,320	2,854
Europe	46,419	42,080	13,869
Asia	12,111	13,869	6,265
Licensing	—	20	27
Corporate overhead	7,923	5,411	34,445
Total capital expenditures	$84,655	$90,581	$83,844

	Feb 3, 2018	Jan 28, 2017
Total assets:
Americas Retail	$192,917	$240,857
Americas Wholesale	181,548	175,136
Europe	850,886	723,251
Asia	242,232	182,405
Licensing	6,255	19,442
Corporate overhead	181,796	193,395
Total assets	$1,655,634	$1,534,485
_________________________________________________________________________

(1)
The Company operates on a 52/53-week fiscal year calendar, which ends on the Saturday nearest to January 31 of each year. The results for fiscal 2018 included the impact of an additional week which occurred during the fourth quarter ended February 3, 2018.

(2)
During fiscal 2018, net revenue and related costs and expenses for certain globally serviced customers were reclassified into the segment primarily responsible for the relationship. Segment results were also adjusted to exclude corporate performance-based compensation costs, net gains (losses) on lease terminations and asset impairment charges due to the fact that these items are no longer included in the segment results provided to the Company’s chief operating decision maker in order to allocate resources and assess performance. Accordingly, segment results have been adjusted for fiscal 2017 and fiscal 2016 to conform to the current period presentation.

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(3)
During the fourth quarter of fiscal 2018, the Company reclassified net royalties received on the Company’s inventory purchases of licensed product from net revenue to cost of product sales. Accordingly, net revenue has been adjusted for fiscal 2017 and fiscal 2016 to conform to the current period presentation. This reclassification had no impact on previously reported earnings from operations.

(4)
During fiscal 2018, the Company incurred net losses on lease terminations related primarily to the modification of certain lease agreements held with a common landlord in North America. During fiscal 2017 and fiscal 2016, the Company recorded net gains on lease terminations related primarily to the early termination of certain lease agreements in Europe. Refer to Note 1 for more information regarding the net gains (losses) on lease terminations.

(5)
During each of the years presented, the Company recognized asset impairment charges for certain retail locations resulting from under-performance and expected store closures. Refer to Note 5 for more information regarding these asset impairment charges.

(6)
Restructuring charges incurred during fiscal 2017 related to plans to better align the Company’s global cost and organizational structure with its current strategic initiatives. Refer to Note 9 for more information regarding these restructuring charges.

The table below presents information regarding geographic areas in which the Company operated. Net revenue is classified primarily based on the country where the Company’s customer is located (in thousands):

	Year Ended	Year Ended	Year Ended
	Feb 3, 2018	Jan 28, 2017 (1)	Jan 30, 2016 (1)
Net revenue:
U.S.	$742,620	$836,954	$892,056
Italy	289,299	257,542	245,451
Canada	203,965	220,720	222,470
South Korea	156,101	157,503	162,200
Other foreign countries	971,769	717,734	662,318
Total net revenue	$2,363,754	$2,190,453	$2,184,495

	Feb 3, 2018	Jan 28, 2017
Long-lived assets:
U.S.	$109,943	$115,728
Italy	34,884	31,013
Canada	18,845	13,690
South Korea	9,584	8,664
Other foreign countries	187,214	132,921
Total long-lived assets	$360,470	$302,016
_________________________________________________________________________

(1)
During the fourth quarter of fiscal 2018, the Company reclassified net royalties received on the Company’s inventory purchases of licensed product from net revenue to cost of product sales. Accordingly, net revenue by geographic area has been adjusted for fiscal 2017 and fiscal 2016 to conform to the current period presentation.

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(18) Earnings (Loss) Per Share
The computation of basic and diluted net earnings (loss) per common share attributable to common stockholders is as follows (in thousands, except per share data):

	Year Ended	Year Ended	Year Ended
	Feb 3, 2018	Jan 28, 2017	Jan 30, 2016
Net earnings (loss) attributable to Guess?, Inc.	$(7,894)	$22,761	$81,851
Less net earnings attributable to nonvested restricted stockholders	764	527	532
Net earnings (loss) attributable to common stockholders	$(8,658)	$22,234	$81,319

Weighted average common shares used in basic computations	82,189	83,666	84,264
Effect of dilutive securities:
Stock options and restricted stock units (1)	—	163	261
Weighted average common shares used in diluted computations	82,189	83,829	84,525
Net earnings (loss) per common share attributable to common stockholders:
Basic	$(0.11)	$0.27	$0.97
Diluted	$(0.11)	$0.27	$0.96
_________________________________________________________________________

(1)
For fiscal 2018, there were 652,494 potentially dilutive shares that were not included in the computation of diluted weighted average common shares and common equivalent shares outstanding because their effect would have been antidilutive given the Company’s net loss.

For fiscal 2018, fiscal 2017 and fiscal 2016, equity awards granted for 2,925,549, 3,254,259 and 2,737,573, respectively, of the Company’s common shares were outstanding but were excluded from the computation of diluted weighted average common shares and common equivalent shares outstanding because the assumed proceeds, as calculated under the treasury stock method, resulted in these awards being antidilutive. For fiscal 2018, the Company also excluded 899,345 nonvested stock units which were subject to the achievement of performance-based vesting conditions from the computation of diluted weighted average common shares and common equivalent shares outstanding because these conditions were not achieved as of February 3, 2018. For fiscal 2017, the Company excluded 473,878 nonvested stock units which were subject to the achievement of performance-based or market-based vesting conditions from the computation of diluted weighted average common shares and common equivalent shares outstanding because these conditions were not achieved as of January 28, 2017. For fiscal 2016, the Company did not exclude any nonvested stock units which were subject to the achievement of performance-based or market-based vesting conditions from the computation of diluted weighted average common shares and common equivalent shares outstanding since these conditions were achieved as of January 30, 2016.

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(19) Share-Based Compensation
Share-Based Compensation Plans
The Company has four share-based compensation plans. The Guess?, Inc. 2004 Equity Incentive Plan (the “Plan”) provides that the Board of Directors may grant stock options and other equity awards to officers, key employees and certain consultants and advisors to the Company or any of its subsidiaries. Effective May 19, 2017, the Plan was amended to increase the authorized issuance of shares from 15,000,000 shares of common stock to 29,100,000 shares of common stock. In addition, the amendment provided that awards granted on or after May 1, 2017 (other than stock options or stock appreciation rights) would be counted against the number of shares available to be issued under the Plan as 3.54 shares for every one share actually issued. The amendment also extended the term through May 19, 2027 and extended the Company’s ability to grant certain performance-based awards under the Plan through the first annual meeting of the Company’s shareholders in calendar 2022. As of February 3, 2018 and January 28, 2017, there were 15,350,428 and 4,092,241 shares available for grant under the Plan, respectively. Stock options granted under the Plan have ten-year terms and typically vest and become fully exercisable in increments of one-fourth of the shares granted on each anniversary from the date of grant. Stock awards/units granted under the Plan typically vest in increments of one-fourth of the shares granted on each anniversary from the date of grant. The three most recent annual grants for stock options and other equity awards had initial vesting periods of nine months followed by three annual vesting periods.
The Guess?, Inc. Employee Stock Purchase Plan (“ESPP”) allows qualified employees to participate in the purchase of designated shares of the Company’s common stock at a price equal to 85% of the lower of the closing price at the beginning or end of each quarterly stock purchase period.
The Guess?, Inc. 2006 Non-Employee Directors’ Stock Grant and Stock Option Plan (the “Director Plan”) provides for the grant of equity awards to non-employee directors. Effective May 20, 2016, the Director Plan was amended to extend the term through June 30, 2026, reduce the authorized issuance of shares from 2,000,000 shares of common stock to 1,850,000 shares of common stock and allow more flexibility to structure compensation arrangements for the Company’s non-employee directors. All other remaining provisions under the Director Plan remained in full force and effect. As of February 3, 2018 and January 28, 2017, there were 495,489 and 582,639 shares available for grant under this plan, respectively.
In addition, the Guess?, Inc. 1996 Equity Incentive Plan, under which equity grants have not been permitted since the approval of the Plan in 2004, continues to govern outstanding awards previously made thereunder.
Performance-Based Awards
The Company has granted certain nonvested units that require certain minimum performance targets to be achieved in order for these awards to vest. Vesting is also subject to continued service requirements through the vesting date. If the minimum performance targets are not forecasted to be achieved, no expense is recognized during the period.
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
Share-Based Compensation Expense
Compensation expense for nonvested stock options and stock awards/units that are not subject to performance-based vesting conditions is recognized on a straight-line basis over the vesting period. Compensation expense for performance-based awards that vest in increments is recognized based on an accelerated attribution method. During fiscal 2018, the Company adopted authoritative guidance which eliminates the requirement to estimate forfeitures, but rather provides for an election that would allow entities to account for forfeitures as they occur. The Company adopted this election using the modified retrospective method and recorded a cumulative adjustment to reduce retained earnings by approximately $0.3 million as of the beginning of the period of adoption.
The following table summarizes the share-based compensation expense recognized under all of the Company’s stock plans during fiscal 2018, fiscal 2017 and fiscal 2016 (in thousands):

	Year Ended	Year Ended	Year Ended
	Feb 3, 2018	Jan 28, 2017	Jan 30, 2016
Stock options	$2,345	$2,219	$2,113
Stock awards/units	16,347	14,544	16,604
ESPP	160	145	163
Total share-based compensation expense	$18,852	$16,908	$18,880

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Stock options
The following table summarizes the stock option activity under all of the Company’s stock plans during fiscal 2018:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($000’s)
Options outstanding at January 28, 2017	2,857,012	$24.30
Granted	1,283,175	11.22
Exercised	(123,775)	11.22
Forfeited	(88,625)	25.39
Expired	(15,375)	41.14
Options outstanding at February 3, 2018	3,912,412	$20.33	4.79	$3,930
Exercisable at February 3, 2018	2,232,456	$24.56	6.52	$668
Options exercisable and expected to vest at February 3, 2018	3,912,412	$20.33	4.79	$3,930
The fair value of each stock option was estimated on the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants during fiscal 2018, fiscal 2017 and fiscal 2016:

	Year Ended	Year Ended	Year Ended
Valuation Assumptions	Feb 3, 2018	Jan 28, 2017	Jan 30, 2016
Risk-free interest rate	1.5%	1.0%	1.0%
Expected stock price volatility	37.1%	35.4%	36.7%
Expected dividend yield	8.0%	4.8%	4.7%
Expected life of stock options (in years)	4.4	4.2	3.8
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
The weighted average grant date fair value of options granted was $1.57, $3.53 and $3.75 during fiscal 2018, fiscal 2017 and fiscal 2016, respectively. The total intrinsic value of stock options exercised was $0.7 million during fiscal 2018 and minimal during fiscal 2017. During fiscal 2016, the total intrinsic value of stock options exercised was $0.1 million. The intrinsic value of stock options is defined as the difference between the Company’s stock price on the exercise date and the grant date exercise price. The total cash received from option exercises was $1.4 million, $0.2 million and $0.3 million during fiscal 2018, fiscal 2017 and fiscal 2016, respectively.
The compensation expense included in SG&A expense recognized was $2.3 million before the recognized income tax benefit of $0.8 million during fiscal 2018. As of February 3, 2018, there was approximately $3.7 million of unrecognized compensation cost related to nonvested stock options. This cost is expected to be recognized over a weighted average period of 1.5 years. The excess tax shortfall included in cash flows from operating activities related to stock option activity was minimal for fiscal 2018.

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Stock awards/units
The following table summarizes the nonvested stock awards/units activity under all of the Company’s stock plans during fiscal 2018:

	Number of Awards/Units	Weighted Average Grant Date Fair Value
Nonvested at January 28, 2017	1,686,204	$18.80
Granted	1,969,619	11.41
Vested	(1,052,796)	17.52
Forfeited	(138,461)	14.94
Nonvested at February 3, 2018	2,464,566	$13.66
The following table summarizes the activity for nonvested performance-based units and nonvested market-based units included in the table above during fiscal 2018:

	Performance-Based Units		Market-Based Units
	Number of Units	Weighted Average Grant Date Fair Value	Number of Units	Weighted Average Grant Date Fair Value
Nonvested at January 28, 2017	787,849	$19.17	323,825	$16.63
Granted	818,416	11.17	309,118	12.03
Vested	(290,645)	19.85	(244,466)	17.72
Forfeited	(14,699)	16.60	—	—
Nonvested at February 3, 2018	1,300,921	$14.01	388,477	$12.28
The fair value of each market-based nonvested stock unit was estimated on the grant date using the Monte Carlo simulation with the following assumptions used for the grants during fiscal 2018, fiscal 2017 and fiscal 2016:

	Year Ended	Year Ended	Year Ended
Valuation Assumptions	Feb 3, 2018	Jan 28, 2017	Jan 30, 2016
Risk-free interest rate	1.4%	0.9%	0.9%
Expected stock price volatility	39.7%	36.2%	38.6%
Expected dividend yield	—%	—%	—%
Expected life of market-based awards (in years)	2.8	2.8	2.8
The weighted average grant date fair value for the total nonvested stock awards/units granted was $11.41, $18.01 and $18.79 during fiscal 2018, fiscal 2017 and fiscal 2016, respectively. The total fair value at grant date of previously nonvested stock awards/units that were vested during fiscal 2018, fiscal 2017 and fiscal 2016 was $18.4 million, $14.7 million and $14.0 million, respectively. During fiscal 2018, fiscal 2017 and fiscal 2016, the total intrinsic value of nonvested stock awards/units that vested was $12.6 million, $9.4 million and $11.0 million, respectively. The total intrinsic value of nonvested stock awards/units outstanding and unvested as of February 3, 2018 was $36.0 million.
The compensation expense included in SG&A expense recognized during fiscal 2018 was $16.3 million before the recognized income tax benefit of $5.6 million. As of February 3, 2018, there was approximately $26.9 million of total unrecognized compensation cost related to nonvested stock awards/units. This cost is expected to be recognized over a weighted average period of 1.6 years. The excess tax shortfall of $1.3 million related to stock award/unit activity was included in cash flows from operating activities for fiscal 2018.
ESPP
The Company’s ESPP allows qualified employees (as defined) to participate in the purchase of designated shares of the Company’s common stock at a price equal to 85% of the lower of the closing price at the beginning or

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

end of each quarterly stock purchase period. The ESPP requires participants to hold any shares purchased under the ESPP for a minimum period of six months after purchase. In addition, all Company employees are subject to the terms of the Company’s securities trading policy which generally prohibits the purchase or sale of any Company securities during the two weeks before the end of each fiscal quarter through two days after the public announcement by the Company of its earnings for that period. The Company has 4,000,000 shares of common stock registered under the ESPP. The Company’s ESPP will remain in effect through March 11, 2022.
During fiscal 2018, fiscal 2017 and fiscal 2016, 54,300 shares, 44,486 shares and 40,846 shares of the Company’s common stock were issued pursuant to the ESPP at an average price of $10.45, $12.56 and $16.17 per share, respectively.
The fair value of stock compensation expense associated with the Company’s ESPP was estimated on the date of grant using the Black-Scholes option-pricing valuation model with the following weighted average assumptions used for grants during fiscal 2018, fiscal 2017 and fiscal 2016.

	Year Ended	Year Ended	Year Ended
Valuation Assumptions	Feb 3, 2018	Jan 28, 2017	Jan 30, 2016
Risk-free interest rate	1.0%	0.3%	0.1%
Expected stock price volatility	45.8%	41.1%	34.9%
Expected dividend yield	7.6%	6.2%	4.7%
Expected life of ESPP options (in months)	3	3	3
The weighted average grant date fair value of ESPP options granted during fiscal 2018, fiscal 2017 and fiscal 2016 was $2.85, $3.32 and $4.06, respectively.
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

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of February 3, 2018 and January 28, 2017 (in thousands):

	Fair Value Measurements at Feb 3, 2018				Fair Value Measurements at Jan 28, 2017
Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Foreign exchange currency contracts	$—	$51	$—	$51	$—	$9,868	$—	$9,868
Interest rate swap	—	1,460	—	1,460	—	876	—	$876
Total	$—	$1,511	$—	$1,511	$—	$10,744	$—	$10,744
Liabilities:
Foreign exchange currency contracts	$—	$18,089	$—	$18,089	$—	$1,424	$—	$1,424
Deferred compensation obligations	—	13,476	—	13,476	—	11,184	—	11,184
Total	$—	$31,565	$—	$31,565	$—	$12,608	$—	$12,608
There were no transfers of financial instruments between the three levels of fair value hierarchy during fiscal 2018 and fiscal 2017.
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
During fiscal 2018, the Company invested €0.5 million ($0.5 million) in a private equity fund, which was included in other assets in the Company’s consolidated balance sheet as of February 3, 2018. As permitted in accordance with authoritative guidance, the Company uses net asset value per share as a practical expedient to measure the fair value of this investment and has not included this investment in the fair value hierarchy as disclosed above. As of February 3, 2018, the Company had an unfunded commitment to invest an additional €4.5 million ($5.7 million) in the private equity fund.
The carrying amount of the Company’s remaining financial instruments, which principally include cash and cash equivalents, trade receivables, accounts payable and accrued expenses, approximates fair value due to the relatively short maturity of such instruments. The fair values of the Company’s debt instruments (see Note 8) are based on the amount of future cash flows associated with each instrument discounted using the Company’s incremental borrowing rate. As of February 3, 2018 and January 28, 2017, the carrying value of all financial instruments was not materially different from fair value, as the interest rates on the Company’s debt approximated rates currently available to the Company.
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

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
The impact of the credit risk of the counterparties to the derivative contracts is considered in determining the fair value of the foreign exchange currency contracts and interest rate swap agreements. As of February 3, 2018, credit risk has not had a significant effect on the fair value of the Company’s foreign exchange currency contracts and interest rate swap agreements.
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

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Summary of Derivative Instruments
The fair value of derivative instruments in the consolidated balance sheets as of February 3, 2018 and January 28, 2017 is as follows (in thousands):

	Derivative Balance Sheet Location	Fair Value at Feb 3, 2018	Fair Value at Jan 28, 2017
ASSETS:
Derivatives designated as hedging instruments:
Cash flow hedges:
Foreign exchange currency contracts	Other current assets/ Other assets	$41	$6,072
Interest rate swap	Other assets	1,460	876
Total derivatives designated as hedging instruments		1,501	6,948
Derivatives not designated as hedging instruments:
Foreign exchange currency contracts	Other current assets/ Other assets	10	3,796
Total		$1,511	$10,744
LIABILITIES:
Derivatives designated as hedging instruments:
Cash flow hedges:
Foreign exchange currency contracts	Accrued expenses/ Other long-term liabilities	$13,789	$1,250
Derivatives not designated as hedging instruments:
Foreign exchange currency contracts	Accrued expenses	4,300	174
Total		$18,089	$1,424
Derivatives Designated as Hedging Instruments
Foreign Exchange Currency Contracts Designated as Cash Flow Hedges
During fiscal 2018, the Company purchased U.S. dollar forward contracts in Europe and Canada totaling US$147.6 million and US$25.7 million, respectively, that were designated as cash flow hedges. As of February 3, 2018, the Company had forward contracts outstanding for its European and Canadian operations of US$145.8 million and US$38.7 million, respectively, to hedge forecasted merchandise purchases and intercompany royalties, which are expected to mature over the next 17 months. At January 28, 2017, the Company had forward contracts outstanding for its European and Canadian operations of US$104.2 million and US$66.9 million, respectively, that were designated as cash flow hedges.
As of February 3, 2018, accumulated other comprehensive income (loss) related to foreign exchange currency contracts included a net unrealized loss of approximately $15.5 million, net of tax, of which $10.0 million will be recognized in cost of product sales or other expense over the following 12 months, at the then current values on a pre-tax basis, which can be different than the current year-end values.
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
As of February 3, 2018, accumulated other comprehensive income (loss) related to the interest rate swap agreement included a net unrealized gain of approximately $1.1 million, net of tax, which will be recognized in interest expense after the following 12 months, at the then current values on a pre-tax basis, which can be different than the current year-end values.

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes the gains (losses) before taxes recognized on the derivative instruments designated as cash flow hedges in accumulated other comprehensive income (loss) and net earnings (loss) for fiscal 2018, fiscal 2017 and fiscal 2016 (in thousands):

	Gain (Loss) Recognized in OCI	Location of Gain (Loss) Reclassified from Accumulated OCI into Loss (1)	Gain (Loss) Reclassified from Accumulated OCI into Loss	Loss Reclassified from Accumulated OCI to Retained Earnings (2)
	Year Ended Feb 3, 2018		Year Ended Feb 3, 2018	Year Ended Feb 3, 2018
Derivatives designated as cash flow hedges:
Foreign exchange currency contracts	$(22,497)	Cost of product sales	$14	$—
Foreign exchange currency contracts	$(1,163)	Other income/expense	$(583)	$—
Interest rate swap	$272	Interest expense	$(87)	$(225)

	Gain Recognized in OCI	Location of Gain (Loss) Reclassified from Accumulated OCI into Earnings (1)	Gain (Loss) Reclassified from Accumulated OCI into Earnings
	Year Ended Jan 28, 2017		Year Ended Jan 28, 2017
Derivatives designated as cash flow hedges:
Foreign exchange currency contracts	$—	Cost of product sales	$3,518
Foreign exchange currency contracts	$227	Other income/expense	$301
Interest rate swap	$660	Interest expense	$(216)

	Gain Recognized in OCI	Location of Gain Reclassified from Accumulated OCI into Earnings (1)	Gain Reclassified from Accumulated OCI into Earnings
	Year Ended Jan 30, 2016		Year Ended Jan 30, 2016
Derivatives designated as cash flow hedges:
Foreign exchange currency contracts	$9,301	Cost of product sales	$8,314
Foreign exchange currency contracts	$500	Other income/expense	$833
________________________________________________________________________

(1)
The Company recognized gains of $2.7 million, $0.9 million and $0.1 million resulting from the ineffective portion related to foreign exchange currency contracts in interest income during fiscal 2018, fiscal 2017 and fiscal 2016, respectively. There was no ineffectiveness recognized related to the interest rate swap during fiscal 2018 and fiscal 2017.

(2)
During the fourth quarter of fiscal 2018, the Company early adopted authoritative guidance which addresses certain stranded income tax effects in accumulated other comprehensive income (loss) resulting from the Tax Reform enacted in December 2017. As a result, the Company recorded a cumulative adjustment to reduce retained earnings by $0.2 million with a corresponding increase to accumulated other comprehensive income (loss) related to the Company’s interest rate swap designated as a cash flow hedge.

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes net after-tax derivative activity recorded in accumulated other comprehensive income (loss) (in thousands):

	Year Ended Feb 3, 2018	Year Ended Jan 28, 2017
Beginning balance gain	$5,400	$7,252
Net gains (losses) from changes in cash flow hedges	(20,408)	1,059
Net (gains) losses reclassified to earnings (loss)	414	(2,911)
Net losses reclassified to retained earnings (1)	225	—
Ending balance gain (loss)	$(14,369)	$5,400
________________________________________________________________________

(1)
During the fourth quarter of fiscal 2018, the Company early adopted authoritative guidance which addresses certain stranded income tax effects in accumulated other comprehensive income (loss) resulting from the Tax Reform enacted in December 2017. As a result, the Company recorded a cumulative adjustment to reduce retained earnings by $0.2 million with a corresponding increase to accumulated other comprehensive income (loss) related to the Company’s interest rate swap designated as a cash flow hedge.

Derivatives Not Designated as Hedging Instruments
As of February 3, 2018, the Company had euro foreign exchange currency contracts to purchase US$68.2 million expected to mature over the next 12 months and Canadian dollar foreign exchange currency contracts to purchase US$17.6 million expected to mature over the next 11 months.
At January 28, 2017, the Company had euro foreign exchange currency contracts to purchase US$81.4 million and Canadian dollar foreign exchange currency contracts to purchase US$13.9 million.
The following table summarizes the gains (losses) before taxes recognized on the derivative instruments not designated as hedging instruments in other income and expense for fiscal 2018, fiscal 2017 and fiscal 2016 (in thousands):

	Location of Gain (Loss) Recognized in Earnings (Loss)	Gain (Loss) Recognized in Earnings (Loss)
		Year Ended Feb 3, 2018	Year Ended Jan 28, 2017	Year Ended Jan 30, 2016
Derivatives not designated as hedging instruments:
Foreign exchange currency contracts	Other income/expense	$(10,511)	$2,427	$4,346
Interest rate swap	Other income/expense	$—	$38	$179

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(22) Share Repurchase Program
On June 26, 2012, the Company’s Board of Directors authorized a program to repurchase, from time-to-time and as market and business conditions warrant, up to $500 million of the Company’s common stock. Repurchases under the program may be made on the open market or in privately negotiated transactions, pursuant to Rule 10b5-1 trading plans or other available means. There is no minimum or maximum number of shares to be repurchased under the program, which may be discontinued at any time, without prior notice. During fiscal 2018, the Company repurchased 3,866,387 shares under the program at an aggregate cost of $56.1 million, of which $6.0 million was settled subsequent to year end. During fiscal 2017, the Company repurchased 289,968 shares under the program at an aggregate cost of $3.5 million. During fiscal 2016, the Company repurchased 2,000,000 shares at an aggregate cost of $44.0 million. As of February 3, 2018, the Company had remaining authority under the program to purchase $392.2 million of its common stock.
(23) Subsequent Events
Share Repurchases
Subsequent to year end, the Company repurchased approximately 1.1 million shares under its share repurchase program at an aggregate cost of $17.6 million.
Dividends
On March 21, 2018, the Company announced a regular quarterly cash dividend of $0.225 per share on the Company’s common stock. The cash dividend will be paid on April 20, 2018 to shareholders of record as of the close of business on April 4, 2018.

SCHEDULE II
GUESS?, INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
Years Ended February 3, 2018, January 28, 2017 and January 30, 2016
(in thousands)

	Balance at Beginning of Period	Costs Charged to Expenses	Deductions and Write-offs	Balance at End of Period
Description
As of February 3, 2018
Allowance for doubtful accounts	$13,313	$9,447	$(9,420)	$13,340
Allowance for markdowns	2,944	42,485	(34,652)	10,777
Allowance for royalties receivable	497	—	(359)	138
Allowance for sales returns	20,891	83,593	(76,603)	27,881
Total	$37,645	$135,525	$(121,034)	$52,136
As of January 28, 2017
Allowance for doubtful accounts	$12,874	$7,284	$(6,845)	$13,313
Allowance for markdowns	2,196	32,679	(31,931)	2,944
Allowance for royalties receivable	411	86	—	497
Allowance for sales returns	20,513	74,278	(73,900)	20,891
Total	$35,994	$114,327	$(112,676)	$37,645
As of January 30, 2016
Allowance for doubtful accounts	$13,504	$5,767	$(6,397)	$12,874
Allowance for markdowns	2,549	21,988	(22,341)	2,196
Allowance for royalties receivable	253	240	(82)	411
Allowance for sales returns	17,727	68,477	(65,691)	20,513
Total	$34,033	$96,472	$(94,511)	$35,994

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Guess?, Inc.
By:	/s/ VICTOR HERRERO
Victor Herrero Chief Executive Officer
Date:	March 29, 2018
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ VICTOR HERRERO	Chief Executive Officer and Director (Principal Executive Officer)	March 29, 2018
Victor Herrero

/s/ SANDEEP REDDY	Chief Financial Officer (Principal Financial Officer and Chief Accounting Officer)	March 29, 2018
Sandeep Reddy

/s/ PAUL MARCIANO	Executive Chairman, Chief Creative Officer and Director	March 29, 2018
Paul Marciano

/s/ MAURICE MARCIANO	Chairman Emeritus and Director	March 29, 2018
Maurice Marciano

/s/ GIANLUCA BOLLA	Director	March 29, 2018
Gianluca Bolla

/s/ ANTHONY CHIDONI	Director	March 29, 2018
Anthony Chidoni

/s/ JOSEPH GROMEK	Director	March 29, 2018
Joseph Gromek

/s/ KAY ISAACSON-LEIBOWITZ	Director	March 29, 2018
Kay Isaacson-Leibowitz

/s/ ALEX YEMENIDJIAN	Director	March 29, 2018
Alex Yemenidjian

Exhibit Index

Exhibit Number	Description
3.1.
Restated Certificate of Incorporation of the Registrant (incorporated by reference from Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-4419) filed on July 30, 1996).

†3.2.	Third Amended and Restated Bylaws of the Registrant.
4.1.	Specimen Stock Certificate (incorporated by reference from Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-4419) filed on July 30, 1996).
*10.1.	2004 Equity Incentive Plan (Amended and Restated as of May 19, 2017) (incorporated by reference from the Registrant’s Current Report on Form 8-K filed July 5, 2017).
*10.2.	Non-Employee Directors’ Compensation Plan (incorporated by reference from the Registrant’s Current Report on Form 8-K filed July 6, 2016).
*10.3.	Form of Non-Employee Director Restricted Stock Agreement (incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 30, 2016).
*10.4.	Form of Non-Employee Director Restricted Stock Unit Agreement (incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 30, 2016).
*10.5.	2015 Annual Incentive Bonus Plan (incorporated by reference from the Registrant’s Current Report on Form 8-K filed June 25, 2015).
*10.6.	2002 Employee Stock Purchase Plan (Amended and Restated March 12, 2012) (incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended January 28, 2012).
*10.7.	Executive Employment Agreement dated July 7, 2015 between the Registrant and Victor Herrero (incorporated by reference from the Registrant’s Current Report on Form 8-K filed July 14, 2015).
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

*10.10.
Restricted Stock Unit Agreement dated as of July 7, 2015 between the Registrant and Victor Herrero (incorporated by reference from Exhibit 10.7 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended August 1, 2015).

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

*10.14.
Restricted Stock Unit Agreement dated as of April 28, 2017 for Victor Herrero and Paul Marciano (incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 29, 2017).

*10.15.
Performance Share Award Agreement (total shareholder return) dated as of April 28, 2017 for Victor Herrero and Paul Marciano (incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 29, 2017).

*10.16.
Performance Share Award Agreement (revenue and earnings from operations) dated as of April 28, 2017 for Victor Herrero and Paul Marciano (incorporated by reference from the Registrant’s Quarterly Report on Form 10‑Q for the quarter ended April 29, 2017).

*10.17.	Executive Employment Agreement dated January 26, 2016 between the Registrant and Paul Marciano (incorporated by reference from the Registrant’s Current Report on Form 8-K filed February 1, 2016).
*10.18.
Letter Agreement regarding amendment to Employment Agreement dated April 28, 2017 between the Registrant and Paul Marciano (incorporated by reference from the Registrant’s Current Report on Form 8-K filed May 4, 2017).

*10.19.
Restricted Stock Unit Agreement dated as of May 1, 2015 between the Registrant and Paul Marciano (incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended May 2, 2015).

*10.20.	Amended and Restated Offer Letter dated April 28, 2017 between the Registrant and Sandeep Reddy (incorporated by reference from the Registrant’s Current Report on Form 8-K filed May 4, 2017).
*10.21.	Form of Nonqualified Stock Option Agreement (incorporated by reference from the Registrant’s Current Report on Form 8-K filed May 16, 2005).
*10.22.	Form of Nonqualified Stock Option Agreement (incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 29, 2017).
*10.23.	Form of Restricted Stock Award Agreement (incorporated by reference from the Registrant’s Current Report on Form 8-K filed May 16, 2005).
*10.24.	Form of Restricted Stock Award Agreement (incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 29, 2017).
*10.25.	Form of Performance Share Award Agreement (incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2016).
*10.26.	Form of Performance Share Award Agreement (incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 29, 2017).
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

*10.29.
Supplemental Executive Retirement Plan (Amended and Restated Effective as of December 18, 2008) (incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended January 31, 2009).

*10.30.
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

10.32.
Second Amendment to Lease Agreement between the Registrant and 1444 Partners, Ltd. with respect to the Registrant’s corporate headquarters (incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2010).

10.33.
Third Amendment to Lease Agreement dated as of August 2, 2015 between the Registrant and 1444 Partners, Ltd. with respect to the Registrant’s corporate headquarters (incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2015).

10.34.
Loan, Guaranty and Security Agreement dated as of June 23, 2015, among the Registrant, Guess? Retail, Inc., Guess.com, Inc., Guess? Canada Corporation, the guarantors party thereto, the lenders party thereto and Bank of America, N.A., as agent for the lenders (incorporated by reference from the Registrant’s Current Report on Form 8-K filed June 24, 2015).

10.35.
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