Form 10-Q
period 2018-05-05
GUESS INC
filed 2018-06-07
CIK 912463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 5, 2018
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

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
As of June 4, 2018, the registrant had 80,942,889 shares of Common Stock, $.01 par value per share, outstanding.

GUESS?, INC.
FORM 10-Q

i

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements.
GUESS?, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands, except share data)

	May 5, 2018	Feb 3, 2018
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$232,492	$367,441
Accounts receivable, net	243,138	259,996
Inventories	434,922	428,304
Other current assets	73,320	52,964
Total current assets	983,872	1,108,705
Property and equipment, net	286,915	294,254
Goodwill	37,405	38,481
Other intangible assets, net	5,519	5,977
Deferred tax assets	65,884	68,386
Restricted cash	232	241
Other assets	141,354	139,590
	$1,521,181	$1,655,634
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of capital lease obligations and borrowings	$3,363	$2,845
Accounts payable	219,174	264,438
Accrued expenses	171,252	200,562
Total current liabilities	393,789	467,845
Long-term debt and capital lease obligations	37,217	39,196
Deferred rent and lease incentives	79,899	81,564
Other long-term liabilities	130,948	127,964
	641,853	716,569
Redeemable noncontrolling interests	5,071	5,590

Commitments and contingencies (Note 12)

Stockholders’ equity:
Preferred stock, $.01 par value. Authorized 10,000,000 shares; no shares issued and outstanding	—	—
Common stock, $.01 par value. Authorized 150,000,000 shares; issued 142,313,028 and 141,623,687 shares, outstanding 80,956,964 and 81,371,118 shares, as of May 5, 2018 and February 3, 2018, respectively	810	813
Paid-in capital	506,162	498,249
Retained earnings	1,098,291	1,132,173
Accumulated other comprehensive loss	(108,790)	(93,062)
Treasury stock, 61,356,064 and 60,252,569 shares as of May 5, 2018 and February 3, 2018, respectively	(638,782)	(621,354)
Guess?, Inc. stockholders’ equity	857,691	916,819
Nonredeemable noncontrolling interests	16,566	16,656
Total stockholders’ equity	874,257	933,475
	$1,521,181	$1,655,634

See accompanying notes to condensed consolidated financial statements.

GUESS?, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF LOSS (in thousands, except per share data) (unaudited)

	Three Months Ended
	May 5, 2018	Apr 29, 2017
Product sales	$501,505	$438,320
Net royalties	19,784	16,025
Net revenue	521,289	454,345
Cost of product sales	347,351	309,703
Gross profit	173,938	144,642
Selling, general and administrative expenses	198,219	166,855
Net gains on lease terminations	(152)	—
Asset impairment charges	759	2,762
Loss from operations	(24,888)	(24,975)
Other income (expense):
Interest expense	(739)	(414)
Interest income	977	871
Other income (expense), net	(2,614)	1,888
	(2,376)	2,345

Loss before income tax benefit	(27,264)	(22,630)
Income tax benefit	(6,277)	(1,403)
Net loss	(20,987)	(21,227)
Net earnings attributable to noncontrolling interests	234	66
Net loss attributable to Guess?, Inc.	$(21,221)	$(21,293)

Net loss per common share attributable to common stockholders (Note 3):
Basic	$(0.27)	$(0.26)
Diluted	$(0.27)	$(0.26)

Weighted average common shares outstanding attributable to common stockholders (Note 3):
Basic	79,901	83,010
Diluted	79,901	83,010

Dividends declared per common share	$0.225	$0.225

See accompanying notes to condensed consolidated financial statements.

GUESS?, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (in thousands) (unaudited)

	Three Months Ended
	May 5, 2018	Apr 29, 2017
Net loss	$(20,987)	$(21,227)
Other comprehensive income (loss) (“OCI”):
Foreign currency translation adjustment
Gains (losses) arising during the period	(24,572)	12,835
Derivative financial instruments designated as cash flow hedges
Gains arising during the period	7,492	446
Less income tax effect	(1,024)	(322)
Reclassification to net loss for (gains) losses realized	1,879	(661)
Less income tax effect	(263)	85
Defined benefit plans
Foreign currency and other adjustments	343	(14)
Less income tax effect	(32)	1
Net actuarial loss amortization	152	117
Prior service credit amortization	(7)	(7)
Less income tax effect	(20)	(21)
Total comprehensive loss	(37,039)	(8,768)
Less comprehensive income (loss) attributable to noncontrolling interests:
Net earnings	234	66
Foreign currency translation adjustment	(324)	1,362
Amounts attributable to noncontrolling interests	(90)	1,428
Comprehensive loss attributable to Guess?, Inc.	$(36,949)	$(10,196)

See accompanying notes to condensed consolidated financial statements.

GUESS?, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) (unaudited)

	Three Months Ended
	May 5, 2018	Apr 29, 2017
Cash flows from operating activities:
Net loss	$(20,987)	$(21,227)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property and equipment	15,706	14,586
Amortization of other long-term and intangible assets	793	425
Share-based compensation expense	3,958	3,963
Unrealized forward contract (gains) losses	(2,584)	360
Net loss on disposition of property and equipment and long-term assets	615	3,458
Other items, net	6,810	(453)
Changes in operating assets and liabilities:
Accounts receivable	46,957	32,480
Inventories	(32,700)	(32,906)
Prepaid expenses and other assets	(14,024)	(9,428)
Accounts payable and accrued expenses	(77,518)	(18,855)
Deferred rent and lease incentives	(196)	24
Other long-term liabilities	5,594	(2,374)
Net cash used in operating activities	(67,576)	(29,947)
Cash flows from investing activities:
Purchases of property and equipment	(19,004)	(18,846)
Changes in other assets	—	(703)
Acquisition of businesses, net of cash acquired	(104)	(175)
Net cash settlement of forward contracts	(941)	490
Purchases of investments	(828)	—
Net cash used in investing activities	(20,877)	(19,234)
Cash flows from financing activities:
Repayment of capital lease obligations and borrowings	(538)	(143)
Dividends paid	(18,246)	(18,946)
Noncontrolling interest capital contribution	—	962
Issuance of common stock, net of tax withholdings on vesting of stock awards	4,120	(6)
Purchase of treasury stock	(23,620)	(17,827)
Net cash used in financing activities	(38,284)	(35,960)
Effect of exchange rates on cash, cash equivalents and restricted cash	(8,221)	5,415
Net change in cash, cash equivalents and restricted cash	(134,958)	(79,726)
Cash, cash equivalents and restricted cash at the beginning of the year	367,682	397,650
Cash, cash equivalents and restricted cash at the end of the period	$232,724	$317,924

Supplemental cash flow data:
Interest paid	$211	$270
Income taxes paid	$8,403	$3,729

See accompanying notes to condensed consolidated financial statements.

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
May 5, 2018
(unaudited)

(1)	Basis of Presentation and New Accounting Guidance
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
Basis of Presentation
In the opinion of management, the accompanying unaudited condensed consolidated financial statements of the Company contain all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the condensed consolidated balance sheets as of May 5, 2018 and February 3, 2018, the condensed consolidated statements of loss, comprehensive loss and cash flows for the three months ended May 5, 2018 and April 29, 2017. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) for interim financial information and the instructions to Rule 10-01 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they have been condensed and do not include all of the information and footnotes required by GAAP for complete financial statements. The results of operations for the three months ended May 5, 2018 are not necessarily indicative of the results of operations to be expected for the full fiscal year. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended February 3, 2018.
The three months ended May 5, 2018 had the same number of days as the three months ended April 29, 2017. All references herein to “fiscal 2019,” “fiscal 2018” and “fiscal 2017” represent the results of the 52-week fiscal year ending February 2, 2019, the 53-week fiscal year ended February 3, 2018 and the 52-week fiscal year ended January 28, 2017, respectively.
Reclassifications
The Company has made certain reclassifications to prior year amounts to conform to the current period presentation within the accompanying notes to the condensed consolidated financial statements.
Net Gains on Lease Terminations
During the three months ended May 5, 2018, the Company recorded net gains on lease terminations of approximately $0.2 million related primarily to the early termination of certain lease agreements in North America. There were no net gains on lease terminations during the three months ended April 29, 2017.
New Accounting Guidance
Changes in Accounting Policies
In May 2014, the FASB issued a comprehensive new revenue recognition standard which superseded previous existing revenue recognition guidance. The standard is intended to clarify the principles of recognizing revenue and create common revenue recognition guidance between GAAP and International Financial Reporting Standards. The standard also requires expanded disclosures surrounding revenue recognition. During fiscal 2017, the FASB issued additional clarification guidance on the new revenue recognition standard which also included certain scope improvements and practical expedients. The Company adopted this guidance (including clarification guidance issued) effective February 4, 2018 using the modified retrospective method and, as a result, recorded a cumulative adjustment to increase retained earnings by approximately $5.8 million, net of taxes. The adjustment related primarily to changes in the presentation of advertising contributions received from the Company’s licensees and the related advertising expenditures incurred by the Company. Under previous guidance, the Company recorded advertising contributions received from its licensees and the related advertising expenditures incurred by the Company on a net basis in its consolidated balance sheet. To the extent that the advertising contributions exceeded the Company’s advertising expenditures for its licensees, the excess contribution was treated as a deferred liability and was included in accrued expenses in the Company’s consolidated balance sheet. Under the new revenue recognition standard, advertising contributions and related advertising expenditures related to the Company’s licensing business are recorded on a gross basis in the Company’s condensed consolidated statements of loss. This change resulted in an increase to net revenue and selling, general, and administrative (“SG&A”) expenses of $2.3 million and $3.3 million, respectively, during the three months ended May 5, 2018 compared to the same prior-year period. Other minor differences related to the timing of revenue recognition from the Company’s e-commerce operations, which are now recognized when merchandise is transferred to a common carrier rather than upon receipt by the customer, and a minimal change in the valuation of the amount that is deferred related to points earned under the Company’s loyalty programs. Additionally, allowances for wholesale sales returns and wholesale markdowns are now presented as accrued expenses rather than as reductions to accounts receivable and the estimated cost associated with the allowance for sales returns is presented within other current assets rather than included in inventories in the Company’s consolidated balance sheet. Refer to Note 2 for the Company’s expanded disclosures on revenue recognition.
In January 2016, the FASB issued authoritative guidance which requires equity investments not accounted for under the equity method of accounting or consolidation accounting to be measured at fair value, with subsequent changes in fair value recognized in net income. In February 2018, the FASB issued additional clarification guidance which made targeted improvements to address certain aspects of recognition, measurement, presentation and disclosure requirements for financial instruments. The Company adopted this guidance (including the clarification guidance) effective February 4, 2018. The adoption of this guidance did not result in a cumulative-effect adjustment as of the beginning of the current year and did not have a material impact on the Company’s consolidated financial statements or related disclosures.
In October 2016, the FASB issued authoritative guidance which amends the accounting for income taxes on intra-entity transfers of assets other than inventory. This guidance requires that entities recognize the income tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs. The income tax consequences on intra-entity transfers of inventory will continue to be deferred until the inventory has been sold to a third party. The Company adopted this guidance effective February 4, 2018. The adoption of this guidance did not have an impact on the Company’s consolidated financial statements or related disclosures.
In March 2017, the FASB issued authoritative guidance related to the presentation of net periodic pension cost in the income statement. This guidance requires that the service cost component of net periodic pension cost be presented in the same line as other compensation costs arising from services rendered by the employees during the period. The other non-service components of net periodic pension cost are required to be presented in the income statement separately from the service cost component and outside of earnings from operations. This guidance also allows for the service cost component to be eligible for capitalization when applicable. The Company adopted this guidance effective February 4, 2018 on a retrospective basis for the presentation of the service cost component and other non-service components of net periodic pension cost in the income statement and on a prospective basis for capitalization of the service cost component. As a result, the Company reclassified $0.5 million from SG&A expenses to other expense during the three months ended April 29, 2017 resulting in an improvement for operating loss of $0.5 million. Other than the change in presentation of other non-service components of net periodic pension cost within the Company’s consolidated statements of loss, the adoption of this guidance did not have an impact on the Company’s consolidated financial statements and related disclosures.
In May 2017, the FASB issued authoritative guidance that provides clarification on accounting for modifications in share-based payment awards. The Company adopted this guidance effective February 4, 2018. The adoption of this guidance did not have an impact on the Company’s consolidated financial statements or related disclosures.

Recently Issued Accounting Guidance
In February 2016, the FASB issued a comprehensive new lease standard which will supersede previous lease guidance. The standard requires a lessee to recognize assets and liabilities related to long-term leases that were classified as operating leases under previous guidance in its balance sheet. An asset would be recognized related to the right to use the underlying asset and a liability would be recognized related to the obligation to make lease payments over the term of the lease. The standard also requires expanded disclosures surrounding leases. The standard is effective for fiscal periods beginning after December 15, 2018, which will be the Company’s first quarter of fiscal 2020, and requires modified retrospective adoption, with early adoption permitted. The Company has selected a lease management system and is in the process of implementing processes and controls to enable the preparation of the required financial information for this standard. The Company expects that this adoption will result in material increases in assets and liabilities in its consolidated balance sheet as well as enhanced disclosures.
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

(2)	Revenue Recognition
Significant Accounting Policies and Practices
Products Transferred at a Point in Time
The Company recognizes the majority of its revenue from its direct-to-consumer (brick-and-mortar retail stores and concessions as well as e-commerce) and wholesale distribution channels at a point in time when it satisfies a performance obligation and transfers control of the product to the respective customer. For the Company’s brick-and-mortar retail stores and concessions, revenue is typically recognized at the point of sale. Revenue generated from the Company’s e-commerce sites is recognized when merchandise is transferred to a common carrier. This is a change compared to the Company’s treatment under previous guidance where revenue from the Company’s e-commerce sites was recognized based on the estimated customer receipt date. This change had an immaterial impact on revenue for the first quarter of fiscal 2019. Revenue generated from the Company’s wholesale distribution channel is recognized when control transfers to the customer, which generally occurs upon shipment.The amount of revenue that is recognized is based on the transaction price, which represents the invoiced amount and includes estimates of variable consideration such as allowances for sales returns, markdowns and loyalty award obligations, where applicable. The amount of variable consideration included in the transaction price may be constrained and is included only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized under the contract will not occur in a future period.
The Company accepts payments at its brick-and-mortar retail locations and its e-commerce sites in the form of cash, credit cards, gift cards and loyalty points, where applicable. Payment terms, typically less than one year, are offered to the Company’s wholesale customers and do not include a significant financing component. The Company extends credit to wholesale customers based upon an evaluation of the customer’s financial condition and credit history and generally requires no collateral but does obtain credit insurance when considered appropriate. As of May 5, 2018, approximately 51% of the Company’s total net trade receivables and 63% of its European net trade receivables were subject to credit insurance coverage, certain bank guarantees or letters of credit for collection purposes. The Company’s credit insurance coverage contains certain terms and conditions specifying deductibles and annual claim limits. The Company maintains allowances for doubtful accounts for estimated losses that result from the inability of its wholesale customers to make their required payments. The Company bases its allowances on analysis of the aging of accounts receivable at the date of the financial statements, assessments of historical and current collection trends, an evaluation of the impact of current economic conditions and whether the Company has obtained credit insurance or other guarantees. Management performs regular evaluations concerning the ability of its customers to satisfy their obligations and records a provision for doubtful accounts based on these evaluations. The Company’s credit losses for the periods presented were immaterial and did not significantly exceed management’s estimates. Refer to Note 5 for further information regarding the Company’s allowance for doubtful accounts.
Shipping and handling costs associated with outbound freight incurred to transfer a product to a customer are accounted for as fulfillment costs and are included in SG&A expenses. Sales and usage-based taxes collected from customers and remitted directly to governmental authorities are excluded from net revenues. This is consistent with the presentation of such amounts in previous years.
The Company does not have significant contract balances related to its direct-to-consumer or wholesale distribution channels other than the allowance for sales returns and markdowns as well as liabilities related to its gift cards and loyalty programs. The Company also does not have significant contract acquisition costs related to its direct-to-consumer or wholesale distribution channels.
Sales Return Allowances
The Company accrues for estimated sales returns in the period in which the related revenue is recognized. To recognize the financial impact of sales returns, the Company estimates the amount of goods that will be returned based on historical experience and current trends and reduces sales and cost of sales accordingly. The Company’s policy allows retail customers in certain regions a grace period to return merchandise following the date of sale. Substantially all of these returns are considered to be resalable at a price that exceeds the cost of the merchandise. The Company adopted the new revenue recognition standard effective as of the first quarter of fiscal 2019, and accordingly, has included the allowance for sales returns in accrued expenses and the estimated cost associated with such sales returns within other current assets in its condensed consolidated balance sheet. Prior to the adoption of the new revenue recognition standard, the Company recorded the allowance for wholesale sales returns against accounts receivable and the estimated cost of inventory associated with the allowance for sales returns in inventories. The allowance for retail sales returns was included in accrued expenses which is consistent with the current presentation. As of May 5, 2018, the Company included $24.3 million in accrued expenses related to the allowance for sales returns and $9.8 million in other current assets related to the estimated cost of such sales returns. As of February 3, 2018, the Company included $25.0 million and $2.9 million in accounts receivable and accrued expenses, respectively, related to the allowance for sales returns and $11.9 million in inventories related to the estimated cost of such sales returns.
Markdown Allowances
Costs associated with customer markdowns are recorded as a reduction to revenues and any amounts unapplied to existing receivables are included in accrued expenses. These markdown allowances resulted from seasonal negotiations with the Company’s wholesale customers, as well as historical trends and the evaluation of the impact of current economic conditions. The Company adopted the new revenue recognition standard effective as of the first quarter of fiscal 2019, and accordingly, has included the allowance for markdowns in accrued expenses in its condensed consolidated balance sheet. As of May 5, 2018, the Company included $9.5 million in accrued expenses related to the allowance for markdowns. As of February 3, 2018, the Company included $10.8 million in accounts receivable related to the allowance for markdowns.
Gift Cards
Gift card breakage is income recognized due to the non-redemption of a portion of gift cards sold by the Company for which a liability was recorded in prior periods. Gifts cards are mainly used in the U.S. and Canada. The Company issues its gift cards in the U.S. and Canada through one of its subsidiaries and is not required by law to escheat the value of unredeemed gift cards to the state in which the subsidiary is domiciled. Estimated breakage amounts are accounted for under the redemption recognition method and are classified as additional net revenues as the gift cards are redeemed. The Company’s gift card breakage rate is approximately 6.1% and 5.1% for the U.S. retail business and Canadian retail business, respectively, based upon historical redemption patterns, which represents the cumulative estimated amount of gift card breakage from the inception of the electronic gift card program in late 2002. Based upon historical redemption trends, the Company recognizes estimated gift card breakage as a component of net revenue in proportion to actual gift card redemptions, over the period that remaining gift card values are redeemed. Any future revisions to the estimated breakage rate may result in changes in the amount of breakage income recognized in future periods. There have been no changes to the Company’s accounting for gift card breakage upon adoption of the new revenue recognition standard effective as of the first quarter of fiscal 2019. During each of the three months ended May 5, 2018 and April 29, 2017, the Company recognized $0.1 million of gift card breakage to revenue. As of May 5, 2018 and February 3, 2018, the Company included $4.8 million and $5.2 million in accrued expenses related to its gift card liability, respectively.
Loyalty Programs
The Company has customer loyalty programs in North America, Europe and Asia which cover all of its brands. Under certain of the programs, primarily in the U.S. and Canada, customers accumulate points based on purchase activity. Once a loyalty program member achieves a certain point level, the member earns awards that may only be redeemed for merchandise. Unredeemed points generally expire after six months without additional purchase activity and unredeemed awards generally expire after two months. Where applicable, the Company allocates a portion of the transaction price from sales in its direct-to-consumer channel to its loyalty program by using historical redemption rates to estimate the value of future award redemptions. This amount is accrued in current liabilities and recorded as a reduction of net revenue in the period which the related revenue is recognized. During each of the three months ended May 5, 2018 and April 29, 2017, activity related to the Company’s loyalty programs increased (decreased) net revenue by $(0.3) million and $0.3 million, respectively. The aggregate dollar value of the loyalty program accruals included accrued expense was $4.5 million and $3.8 million as of May 5, 2018 and February 3, 2018, respectively. Future revisions to the estimated liability may result in changes to net revenue.

Intellectual Property Transferred Over Time
The Company’s trademark license agreements represent symbolic licenses that are dependent on the Company’s continued support over the term of the license agreement. The amount of revenue that is recognized from the licensing arrangements is based on sales-based royalty and advertising fund contributions as well as specific fixed payments, where applicable.
The typical license agreement requires that the licensee pay the Company the greater of a royalty based on a percentage of the licensee’s net sales of licensed products or a guaranteed annual minimum royalty that typically increases over the term of the license agreement. Generally, licensees are also required to make contributions to advertising funds, as a percentage of their sales, over the term of the licensing agreement, and may elect to make additional contributions to support specific brand-building initiatives. The Company recognizes revenue from sales-based royalty and advertising fund contributions when the related sales occur which is consistent with the timing of when the performance obligation is satisfied. The Company adopted the new revenue recognition standard effective as of the first quarter of fiscal 2019, and accordingly, has recorded advertising contributions in revenue on a gross basis separate from any related advertising expenditures made by the Company which are recorded in SG&A expenses in the Company’s condensed consolidated statements of loss. Prior to the adoption of the new revenue recognition standard, the Company recorded advertising contributions received from its licensees and the related advertising expenditures incurred by the Company on a net basis in its consolidated balance sheet. Under previous guidance, to the extent that the advertising contributions exceed the Company’s advertising expenditures for its licensees, the excess contribution was treated as a deferred liability and was included in accrued expenses in the Company’s condensed consolidated balance sheet. Refer to Note 1 for detail regarding the impact of this change on the Company’s condensed consolidated balance sheet and its condensed consolidated statements of loss as a result of the adoption of the new revenue recognition standard. The Company records royalty and advertising payments received on the Company’s purchases of licensed product as a reduction of the cost of the licensed product.
The Company’s trademark license agreements customarily provide for a multi-year initial term ranging from three to ten years, and may contain options to renew prior to expiration for an additional multi-year period. Several of the Company’s key license agreements provide for specified, fixed payments over and above the normal, ongoing royalty payments in consideration of the grant of the license rights. These payments are recognized ratably as revenue over the term of the license agreement and do not include a significant financing component. The unrecognized portion of upfront payments is included in deferred royalties in accrued expenses and other long-term liabilities depending on the short or long-term nature of the payments to be recognized. As of May 5, 2018, the Company had $8.2 million and $18.0 million of deferred royalties included in accrued expenses and other long-term liabilities, respectively. This compares to $6.8 million and $12.8 million of deferred royalties included in accrued expenses and other long-term liabilities, respectively, at February 3, 2018. During the three months ended May 5, 2018 and April 29, 2017, the Company recognized $3.3 million and $3.0 million in net royalties related to the amortization of the deferred royalties, respectively.
Contract balances related to the Company’s licensing distribution channel consist primarily of royalty receivables and liabilities related to deferred royalties. Refer to Note 5 for further information on royalty receivables. The Company does not have significant contract acquisition costs related to its licensing operations.
Refer to Note 8 for further information on disaggregation of revenue by segment and country.

(3)	Loss Per Share
Basic earnings (loss) per share represents net earnings (loss) attributable to common stockholders divided by the weighted average number of common shares outstanding during the period. The Company considers any restricted stock units with forfeitable dividend rights that are issued and outstanding, but considered contingently returnable if certain service conditions are not met, as common equivalent shares outstanding. These restricted stock units are excluded from the weighted average number of common shares outstanding and basic earnings (loss) per share calculation until the respective service conditions have been met. Diluted earnings per share represent net earnings attributable to common stockholders divided by the weighted average number of common shares outstanding, inclusive of the dilutive impact of common equivalent shares outstanding during the period. The potentially dilutive impact of common equivalent shares outstanding is not included in the computation of diluted net loss per share as the impact of the shares would be antidilutive due to the net loss incurred for the period. Nonvested restricted stock awards (referred to as participating securities) are excluded from the dilutive impact of common equivalent shares outstanding in accordance with authoritative guidance under the two-class method since the nonvested restricted stockholders are entitled to participate in dividends declared on common stock as if the shares were fully vested and hence are deemed to be participating securities. Under the two-class method, distributed and undistributed earnings attributable to nonvested restricted stockholders are excluded from net earnings (loss) attributable to common stockholders for purposes of calculating basic and diluted earnings (loss) per common share. However, net losses are not allocated to nonvested restricted stockholders because they are not contractually obligated to share in the losses of the Company.
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
The computation of basic and diluted net loss per common share attributable to common stockholders is as follows (in thousands, except per share data):

	Three Months Ended
	May 5, 2018	Apr 29, 2017
Net loss attributable to Guess?, Inc.	$(21,221)	$(21,293)
Less net earnings attributable to nonvested restricted stockholders	198	200
Net loss attributable to common stockholders	$(21,419)	$(21,493)

Weighted average common shares used in basic computations	79,901	83,010
Effect of dilutive securities:
Stock options and restricted stock units (1)	—	—
Weighted average common shares used in diluted computations	79,901	83,010

Net loss per common share attributable to common stockholders:
Basic	$(0.27)	$(0.26)
Diluted	$(0.27)	$(0.26)
__________________________________

(1)
For the three months ended May 5, 2018 and April 29, 2017, there were 1,077,017 and 37,251, respectively, of potentially dilutive shares that were not included in the computation of diluted weighted average common shares and common equivalent shares outstanding because their effect would have been antidilutive given the Company’s net loss.

For the three months ended May 5, 2018 and April 29, 2017, equity awards granted for 2,895,494 and 3,779,542, respectively, of the Company’s common shares were outstanding but were excluded from the computation of diluted weighted average common shares and common equivalent shares outstanding because the assumed proceeds, as calculated under the treasury stock method, resulted in these awards being antidilutive. For the three months ended May 5, 2018, the Company also excluded 871,904 nonvested stock units which are subject to the achievement of performance-based conditions from the computation of diluted weighted average common shares and common equivalent shares outstanding because these conditions were not achieved as of May 5, 2018. For the three months ended April 29, 2017, the Company excluded 1,275,143 nonvested stock units which were subject to the achievement of performance-based or market-based vesting conditions from the computation of diluted weighted average common shares and common equivalent shares outstanding because these conditions were not achieved as of April 29, 2017.

Share Repurchase Program
On June 26, 2012, the Company’s Board of Directors authorized a program to repurchase, from time-to-time and as market and business conditions warrant, up to $500 million of the Company’s common stock. Repurchases under the program may be made on the open market or in privately negotiated transactions, pursuant to Rule 10b5-1 trading plans or other available means. There is no minimum or maximum number of shares to be repurchased under the program, which may be discontinued at any time, without prior notice. During the three months ended May 5, 2018, the Company repurchased 1,118,808 shares under the program at an aggregate cost of $17.6 million. During the three months ended May 5, 2018, the Company also paid an additional $6.0 million for shares that were repurchased during the fourth quarter of fiscal 2018 but were settled during the first quarter of fiscal 2019. During the three months ended April 29, 2017, the Company repurchased 1,485,195 shares under the program at an aggregate cost of $17.8 million. As of May 5, 2018, the Company had remaining authority under the program to purchase $374.6 million of its common stock.

(4)	Stockholders’ Equity and Redeemable Noncontrolling Interests
A reconciliation of common stock outstanding, treasury stock and the total carrying amount of total stockholders’ equity, Guess?, Inc. stockholders’ equity and stockholders’ equity attributable to nonredeemable and redeemable noncontrolling interests for the fiscal year ended February 3, 2018 and three months ended May 5, 2018 is as follows (in thousands, except share data):

	Shares		Stockholders’ Equity
	Common Stock	Treasury Stock	Guess?, Inc. Stockholders’ Equity	Nonredeemable Noncontrolling Interests	Total	Redeemable Noncontrolling Interests
Balance at January 28, 2017	84,069,492	56,440,482	$969,222	$11,772	$980,994	$4,452
Net earnings (loss)	—	—	(7,894)	3,993	(3,901)	—
Foreign currency translation adjustment	—	—	91,178	2,238	93,416	187
Loss on derivative financial instruments designated as cash flow hedges, net of income tax of $2,738	—	—	(19,994)	—	(19,994)	—
Actuarial valuation loss and related amortization, prior service credit amortization and foreign currency and other adjustments on defined benefit plans, net of income tax of $435	—	—	(1,647)	—	(1,647)	—
Issuance of common stock under stock compensation plans, net of tax effect	1,113,713	—	(1,257)	—	(1,257)	—
Issuance of stock under Employee Stock Purchase Plan	54,300	(54,300)	566	—	566	—
Share-based compensation	—	—	18,852	—	18,852	—
Dividends	—	—	(76,048)	—	(76,048)	—
Share repurchases	(3,866,387)	3,866,387	(56,159)	—	(56,159)	—
Noncontrolling interest capital contribution	—	—	—	11	11	951
Noncontrolling interest capital distribution	—	—	—	(1,358)	(1,358)	—
Balance at February 3, 2018	81,371,118	60,252,569	$916,819	$16,656	$933,475	$5,590
Cumulative adjustment from adoption of new accounting guidance	—	—	5,829	—	5,829	—
Net earnings (loss)	—	—	(21,221)	234	(20,987)	—
Foreign currency translation adjustment	—	—	(24,248)	(324)	(24,572)	(519)
Gain on derivative financial instruments designated as cash flow hedges, net of income tax of ($1,287)	—	—	8,084	—	8,084	—
Actuarial valuation and prior service credit amortization and foreign currency and other adjustments on defined benefit plans, net of income tax of ($52)	—	—	436	—	436	—
Issuance of common stock under stock compensation plans, net of tax effect	689,341	—	3,890	—	3,890	—
Issuance of stock under Employee Stock Purchase Plan	15,313	(15,313)	230	—	230	—
Share-based compensation	—	—	3,958	—	3,958	—
Dividends	—	—	(18,499)	—	(18,499)	—
Share repurchases	(1,118,808)	1,118,808	(17,587)	—	(17,587)	—
Balance at May 5, 2018	80,956,964	61,356,064	$857,691	$16,566	$874,257	$5,071

Accumulated Other Comprehensive Income (Loss)
The changes in accumulated other comprehensive income (loss), net of related income taxes, for the three months ended May 5, 2018 and April 29, 2017 are as follows (in thousands):

	Three Months Ended May 5, 2018
	Foreign Currency Translation Adjustment	Derivative Financial Instruments Designated as Cash Flow Hedges	Defined Benefit Plans	Total
Balance at February 3, 2018	$(67,049)	$(14,369)	$(11,644)	$(93,062)
Gains (losses) arising during the period	(24,248)	6,468	311	(17,469)
Reclassification to net loss for losses realized	—	1,616	125	1,741
Net other comprehensive income (loss)	(24,248)	8,084	436	(15,728)
Balance at May 5, 2018	$(91,297)	$(6,285)	$(11,208)	$(108,790)

	Three Months Ended Apr 29, 2017
	Foreign Currency Translation Adjustment	Derivative Financial Instruments Designated as Cash Flow Hedges	Defined Benefit Plans	Total
Balance at January 28, 2017	$(158,227)	$5,400	$(8,562)	$(161,389)
Gains (losses) arising during the period	11,473	124	(13)	11,584
Reclassification to net loss for (gains) losses realized	—	(576)	89	(487)
Net other comprehensive income (loss)	11,473	(452)	76	11,097
Balance at April 29, 2017	$(146,754)	$4,948	$(8,486)	$(150,292)
Details on reclassifications out of accumulated other comprehensive income (loss) to net loss during the three months ended May 5, 2018 and April 29, 2017 are as follows (in thousands):

	Three Months Ended		Location of (Gain) Loss Reclassified from Accumulated OCI into Loss
	May 5, 2018	Apr 29, 2017
Derivative financial instruments designated as cash flow hedges:
Foreign exchange currency contracts	$1,686	$(618)	Cost of product sales
Foreign exchange currency contracts	201	(79)	Other income/expense
Interest rate swap	(8)	36	Interest expense
Less income tax effect	(263)	85	Income tax expense
	1,616	(576)
Defined benefit plans:
Net actuarial loss amortization (1)	152	117	Other income/expense
Prior service credit amortization (1)	(7)	(7)	Other income/expense
Less income tax effect	(20)	(21)	Income tax expense
	125	89
Total reclassifications during the period	$1,741	$(487)
__________________________________

(1)
These accumulated other comprehensive income (loss) components are included in the computation of net periodic defined benefit pension cost. During the first quarter of fiscal 2019, the Company adopted new authoritative guidance which requires that the non-service components of net periodic defined benefit pension cost be presented outside of earnings (loss) from operations. The Company adopted this guidance on a retrospective basis and, as a result, reclassified these components from SG&A expenses to other income (expense) for the three months ended April 29, 2017. Refer to Note 13 for further information.

Redeemable Noncontrolling Interests
The Company is party to a put arrangement with respect to the common securities that represent the remaining noncontrolling interest for its majority-owned subsidiary, Guess Brasil Comércio e Distribuição S.A. (“Guess

Brazil”), which was established through a majority-owned joint venture during fiscal 2014. The put arrangement for Guess Brazil, representing 40% of the total outstanding equity interest of that subsidiary, may be exercised at the discretion of the noncontrolling interest holder by providing written notice to the Company beginning in the sixth year of the agreement, or sooner in certain limited circumstances, and every third anniversary from the end of the sixth year thereafter subject to certain time restrictions. The redemption value of the Guess Brazil put arrangement is based on a multiple of Guess Brazil’s earnings before interest, taxes, depreciation and amortization subject to certain adjustments and is classified as a redeemable noncontrolling interest outside of permanent equity in the Company’s condensed consolidated balance sheet. The carrying value of the redeemable noncontrolling interest related to Guess Brazil was $1.5 million and $1.6 million as of May 5, 2018 and February 3, 2018, respectively.
The Company is also party to a put arrangement with respect to the common securities that represent the remaining noncontrolling interest for its majority-owned subsidiary, Guess? CIS, LLC (“Guess CIS”), which was established through a majority-owned joint venture during fiscal 2016. The put arrangement for Guess CIS, representing 30% of the total outstanding equity interest of that subsidiary, may be exercised at the discretion of the noncontrolling interest holder by providing written notice to the Company during the period beginning after the fifth anniversary of the agreement through December 31, 2025, or sooner in certain limited circumstances. The redemption value of the Guess CIS put arrangement is based on a multiple of Guess CIS’s earnings before interest, taxes, depreciation and amortization subject to certain adjustments and is classified as a redeemable noncontrolling interest outside of permanent equity in the Company’s condensed consolidated balance sheet. During fiscal 2018, the Company and the noncontrolling interest holder made additional capital contribution totaling $3.2 million, of which $2.2 million was paid by the Company and the remaining amount was paid by the noncontrolling interest holder to retain the same pro-rata interest in Guess CIS. The carrying value of the redeemable noncontrolling interest related to Guess CIS was $3.6 million and $4.0 million as of May 5, 2018 and February 3, 2018, respectively.

(5)	Accounts Receivable
Accounts receivable is summarized as follows (in thousands):

	May 5, 2018	Feb 3, 2018
Trade	$235,958	$290,478
Royalty	8,742	5,504
Other	11,117	13,233
	255,817	309,215
Less allowances (1)	12,679	49,219
	$243,138	$259,996
__________________________________

(1)
As of February 3, 2018, the accounts receivable allowance included allowances for doubtful accounts, wholesale sales returns and wholesale markdowns. During the first quarter of fiscal 2019, the Company adopted a new revenue recognition standard on a modified retrospective basis which changed the presentation of allowances for wholesale sales returns and wholesale markdowns to be classified within accrued expenses rather than as a reduction to accounts receivable. Accordingly, the Company has included allowances of $24.3 million and $9.5 million related to wholesale sales returns and wholesale markdowns, respectively, in accrued expenses as of May 5, 2018. As of May 5, 2018, the accounts receivable allowance was only related to allowances for doubtful accounts. Refer to Notes 1 and 2 for further information regarding the impact from the adoption of the new revenue recognition standard on the Company’s condensed consolidated financial statements and related disclosures during the first quarter of fiscal 2019.

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

(6)	Inventories
Inventories consist of the following (in thousands):

	May 5, 2018	Feb 3, 2018
Raw materials	$660	$604
Work in progress	22	16
Finished goods (1)	434,240	427,684
	$434,922	$428,304
__________________________________

(1)
During the first quarter of fiscal 2019, the Company adopted a new revenue recognition standard on a modified retrospective basis which changed the presentation of the estimated cost associated with the allowance for sales returns to be included within other current assets rather than included in inventories. Accordingly, the Company has included $9.8 million related to the estimated cost associated with the allowance for sales returns in other current assets as of May 5, 2018. Refer to Notes 1 and 2 for further information regarding the impact from the adoption of the new revenue recognition standard on the Company’s condensed consolidated financial statements and related disclosures during the first quarter of fiscal 2019.

The above balances include an allowance to write down inventories to the lower of cost or net realizable value of $31.7 million and $29.9 million as of May 5, 2018 and February 3, 2018, respectively.

(7)	Income Taxes
Income tax expense for the interim periods was computed using the tax rate estimated to be applicable for the full fiscal year, adjusted for discrete items. The Company’s effective income tax rate was a benefit of 23.0% for the three months ended May 5, 2018, compared to a benefit of 6.2% for the three months ended April 29, 2017. The improvement in the effective income tax rate during the three months ended May 5, 2018 was due primarily to lower losses in jurisdictions which the Company has valuation allowances and, to a lesser extent, benefits from stock based compensation compared to expenses in the same prior-year period and the favorable impact from the lower U.S. federal corporate income tax rate.
In December 2017, the 2017 Tax Cuts and Jobs Act in the U.S. (referred to herein as the “Tax Reform”), was enacted. The Tax Reform includes significant changes to the U.S. corporate income tax system, including a reduction in the U.S. federal corporate income tax rate from 35% to 21% and a one-time mandatory transition tax on accumulated foreign earnings. The Tax Reform also establishes new tax laws that are effective for calendar 2018, including but not limited to (i) a new provision designed to tax global intangible low-taxed income (“GILTI”), (ii) a general elimination of U.S. federal income taxes on dividends from foreign subsidiaries, (iii) a limitation on deductible interest expense and (iv) limitations on the deductibility of certain executive compensation. The income tax payable related to the transition tax is due over an eight-year period beginning in calendar 2018. The Company included $1.9 million and $17.7 million related to the transition tax in accrued expenses and other long-term liabilities in its condensed consolidated balance sheets, respectively, as of May 5, 2018 and February 3, 2018.
The Securities and Exchange Commission (“SEC”) issued authoritative guidance which addresses accounting for the impact of the Tax Reform. This guidance provides a measurement period, which should not extend beyond one year from the enactment date, during which the Company may finalize the accounting for the impacts of the Tax Reform, and allows for the Company to record provisional estimates of such amounts. Based on the Company’s interpretation of the Tax Reform, reasonable estimates were made to record provisional adjustments during the fourth quarter of fiscal 2018. These estimates may change, and the Company will continue to refine such amounts within the measurement period allowed. The Company continues to analyze the provisions of the Tax Reform, including but not limited to, the creation of a new minimum tax called the base erosion anti-abuse tax; a new provision that taxes U.S. allocated expenses (e.g. interest and general administrative expenses) as well as certain GILTI from foreign operations; a general elimination of U.S. federal income taxes on dividends from foreign subsidiaries; a new limitation on deductible interest expense; and limitations on the deductibility of certain employee compensation. Under GAAP, companies are allowed to make an accounting policy election to either treat taxes resulting from GILTI as a current-period expense when they are incurred or factor such amounts into the measurement of deferred taxes. The Company has not completed its analysis of the effects of the GILTI provisions and will further consider the accounting policy election within the measurement period allowed.
From time-to-time, the Company is subject to routine income tax audits on various tax matters around the world in the ordinary course of business. As of May 5, 2018, several income tax audits were underway for various periods in multiple jurisdictions. The Company accrues an amount for its estimate of additional income tax liability which the Company, more likely than not, will incur as a result of the ultimate resolution of income tax audits (“uncertain tax positions”). The Company reviews and updates the estimates used in the accrual for uncertain tax positions as more definitive information becomes available from taxing authorities, upon completion of tax audits, upon expiration of statutes of limitation, or upon occurrence of other events.
The Company had aggregate accruals for uncertain tax positions, including penalties and interest, of $18.8 million and $19.0 million as of May 5, 2018 and February 3, 2018, respectively.

(8)	Segment Information
The Company’s businesses are grouped into five reportable segments for management and internal financial reporting purposes: Americas Retail, Americas Wholesale, Europe, Asia and Licensing. The Company’s Americas Retail, Americas Wholesale, Europe and Licensing reportable segments are the same as their respective operating segments. Certain components of the Company’s Asia operating segment are separate operating segments based on region, which have been aggregated into the Asia reportable segment for disclosure purposes. Management evaluates segment performance based primarily on revenues and earnings (loss) from operations before corporate performance-based compensation costs, net gains (losses) from lease terminations, asset impairment charges and restructuring charges, if any. The Company believes this segment reporting reflects how its business segments are managed and how each segment’s performance is evaluated by the Company’s chief operating decision maker to assess performance and make resource allocation decisions. The Americas Retail segment includes the Company’s retail and e-commerce operations in North and Central America and the Company’s retail operations in South America. The Americas Wholesale segment includes the Company’s wholesale operations in the Americas. The Europe segment includes the Company’s retail, e-commerce and wholesale operations in Europe and the Middle East. The Asia segment includes the Company’s retail, e-commerce and wholesale operations in Asia and the Pacific. The Licensing segment includes the worldwide licensing operations of the Company. The business segment operating results exclude corporate overhead costs, which consist of shared costs of the organization, net gains (losses) on lease terminations, asset impairment charges and restructuring charges. Corporate overhead costs are presented separately and generally include, among other things, the following unallocated corporate costs: accounting and finance, executive compensation, corporate performance-based compensation, facilities, global advertising and marketing, human resources, information technology and legal.

Net revenue and earnings (loss) from operations are summarized as follows for the three months ended May 5, 2018 and April 29, 2017 (in thousands):

	Three Months Ended
	May 5, 2018	Apr 29, 2017
Net revenue:
Americas Retail	$171,340	$173,694
Americas Wholesale	40,679	35,857
Europe	205,435	165,388
Asia	84,051	63,381
Licensing (1) (2)	19,784	16,025
Total net revenue (1) (2)	$521,289	$454,345
Earnings (loss) from operations:
Americas Retail (2) (3) (4)	$(5,680)	$(21,581)
Americas Wholesale (2) (3) (4)	6,026	6,983
Europe (3) (4) (5)	(20,333)	(1,006)
Asia (3) (4)	4,065	339
Licensing (2) (3) (4)	17,486	13,461
Total segment earnings (loss) from operations (2) (3) (5)	1,564	(1,804)
Corporate overhead (2) (3) (5)	(25,845)	(20,409)
Net gains on lease terminations (3) (6)	152	—
Asset impairment charges (3) (7)	(759)	(2,762)
Total loss from operations (2) (5)	$(24,888)	$(24,975)
__________________________________

(1)
During the fourth quarter of fiscal 2018, the Company reclassified net royalties received on the Company’s inventory purchases of licensed product from net revenue to cost of product sales to reflect its treatment as a reduction of the cost of such licensed product. Accordingly, net revenue for the three months ended April 29, 2017 has been adjusted to conform to the current period presentation. This reclassification had no impact on previously reported loss from operations.

(2)
During the first quarter of fiscal 2019, the Company adopted a comprehensive new revenue recognition standard using a modified retrospective method that does not restate prior periods to be comparable to the current period presentation. The adoption of this guidance primarily impacted the presentation of advertising contributions received from the Company’s licensees and the related advertising expenditures incurred by the Company. The adoption of this guidance resulted in an increase in net royalty revenue within the Company’s Licensing segment of $2.3 million, as well as an increase in SG&A expenses in our Americas Retail, Americas Wholesale and Licensing segments as well as corporate overhead of $1.8 million, $0.7 million, $0.2 million and $0.6 million, respectively, during the three months ended May 5, 2018 compared to the same prior-year period. The net unfavorable impact on loss from operations was approximately $1.0 million during the three months ended May 5, 2018 compared to the same prior-year period. Refer to Note 1 for more information regarding the impact from the adoption of this new standard.

(3)
During the third quarter of fiscal 2018, segment results were adjusted to exclude corporate performance-based compensation costs, net gains (losses) on lease terminations and asset impairment charges due to the fact that these items are no longer included in the segment results provided to the Company’s chief operating decision maker in order to allocate resources and assess performance. Accordingly, segment results have been adjusted for the three months ended April 29, 2017 to conform to the current period presentation.

(4)
During the first quarter of fiscal 2019, the Company changed the segment accountability for funds received from licensees on the Company’s purchases of its licensed products. These amounts were treated as a reduction of cost of product sales within the Licensing segment but now are considered in the results of the segments that control the respective purchases for purposes of segment performance evaluation. Accordingly, segment results for the three months ended April 29, 2017 have been adjusted to conform to the current period presentation.

(5)
During the first quarter of fiscal 2019, the Company adopted new authoritative guidance which requires that the non-service components of net periodic defined benefit pension cost be presented outside of earnings (loss) from operations. Accordingly, loss from operations and segment results for the three months ended April 29, 2017 have been adjusted to conform to the current period presentation.

(6)
During the three months ended May 5, 2018, the Company recorded net gains on lease terminations related primarily to the early termination of certain lease agreements in North America. Refer to Note 1 for more information regarding the net gains on lease terminations.

(7)
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

The table below presents information regarding geographic areas in which the Company operated. Net revenue is classified primarily based on the country where the Company’s customer is located (in thousands):

	Three Months Ended
	May 5, 2018	Apr 29, 2017
Net revenue:
U.S.	$162,370	$162,180
Italy	58,906	47,198
Canada	40,513	40,394
South Korea	38,087	38,555
Other foreign countries	221,413	166,018
Total net revenue	$521,289	$454,345
Due to the seasonal nature of the Company’s business segments, the above net revenue and operating results are not necessarily indicative of the results that may be expected for the full fiscal year.

(9)	Borrowings and Capital Lease Obligations
Borrowings and capital lease obligations are summarized as follows (in thousands):

	May 5, 2018	Feb 3, 2018
Mortgage debt, maturing monthly through January 2026	$20,178	$20,323
Capital lease obligations	17,551	18,589
Other	2,851	3,129
	40,580	42,041
Less current installments	3,363	2,845
Long-term debt and capital lease obligations	$37,217	$39,196
Mortgage Debt
On February 16, 2016, the Company entered into a ten-year $21.5 million real estate secured loan (the “Mortgage Debt”). The Mortgage Debt is secured by the Company’s U.S. distribution center based in Louisville, Kentucky and provides for monthly principal and interest payments based on a 25-year amortization schedule, with the remaining principal balance and any accrued and unpaid interest due at maturity. Outstanding principal balances under the Mortgage Debt bear interest at the one-month LIBOR rate plus 1.5%. As of May 5, 2018, outstanding borrowings under the Mortgage Debt, net of debt issuance costs of $0.1 million, were $20.2 million. At February 3, 2018, outstanding borrowings under the Mortgage Debt, net of debt issuance costs of $0.1 million, were $20.3 million.
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
On February 16, 2016, the Company also entered into a separate interest rate swap agreement, designated as a cash flow hedge, that resulted in a swap fixed rate of approximately 3.06%. This interest rate swap agreement matures in January 2026 and converts the nature of the Mortgage Debt from LIBOR floating-rate debt to fixed-

rate debt. The fair value of the interest rate swap asset for each of the periods ended May 5, 2018 and February 3, 2018 was approximately $1.5 million.
Capital Lease Obligations
During fiscal 2018, the Company began the relocation of its European distribution center to the Netherlands. As a result, the Company entered into a capital lease of $17.0 million for equipment used in the new facility. The capital lease primarily provides for monthly minimum lease payments through May 2027 with an effective interest rate of approximately 6%. As of May 5, 2018 and February 3, 2018, the capital lease obligation was $16.3 million and $17.3 million, respectively.
The Company also has smaller capital leases related primarily to computer hardware and software. These capital lease obligations totaled $1.3 million for each of the periods ended May 5, 2018 and February 3, 2018.
Credit Facilities
On June 23, 2015, the Company entered into a five-year senior secured asset-based revolving credit facility with Bank of America, N.A. and the other lenders party thereto (the “Credit Facility”). The Credit Facility provides for a borrowing capacity in an amount up to $150 million, including a Canadian sub-facility up to $50 million, subject to a borrowing base. Based on applicable accounts receivable, inventory, eligible cash balances and relevant covenant restrictions as of May 5, 2018, the Company could have borrowed up to $97 million under the Credit Facility. The Credit Facility has an option to expand the borrowing capacity by up to $150 million subject to certain terms and conditions, including the willingness of existing or new lenders to assume such increased amount. The Credit Facility is available for direct borrowings and the issuance of letters of credit, subject to certain letters of credit sublimits, and may be used for working capital and other general corporate purposes.
All obligations under the Credit Facility are unconditionally guaranteed by the Company and the Company’s existing and future domestic and Canadian subsidiaries, subject to certain exceptions, and are secured by a first priority lien on substantially all of the assets of the Company and such domestic and Canadian subsidiaries, as applicable.
Direct borrowings under the Credit Facility made by the Company and its domestic subsidiaries shall bear interest at the U.S. base rate plus an applicable margin (varying from 0.25% to 0.75%) or at LIBOR plus an applicable margin (varying from 1.25% to 1.75%). The U.S. base rate is based on the greater of (i) the U.S. prime rate, (ii) the federal funds rate, plus 0.5%, and (iii) LIBOR for a 30 day interest period, plus 1.0%. Direct borrowings under the Credit Facility made by the Company’s Canadian subsidiaries shall bear interest at the Canadian prime rate plus an applicable margin (varying from 0.25% to 0.75%) or at the Canadian BA rate plus an applicable margin (varying from 1.25% to 1.75%). The Canadian prime rate is based on the greater of (i) the Canadian prime rate, (ii) the Bank of Canada overnight rate, plus 0.5%, and (iii) the Canadian BA rate for a one month interest period, plus 1.0%. The applicable margins are calculated quarterly and vary based on the average daily availability of the aggregate borrowing base. The Company is also obligated to pay certain commitment, letter of credit and other fees customary for a credit facility of this size and type. As of May 5, 2018, the Company had $1.0 million in outstanding standby letters of credit, no outstanding documentary letters of credit and no outstanding borrowings under the Credit Facility.
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

The Company, through its European subsidiaries, maintains short-term uncommitted borrowing agreements, primarily for working capital purposes, with various banks in Europe. The majority of the borrowings under these agreements are secured by specific accounts receivable balances. Based on the applicable accounts receivable balances as of May 5, 2018, the Company could have borrowed up to $66.6 million under these agreements. As of May 5, 2018, the Company had no outstanding borrowings or outstanding documentary letters of credit under these agreements. The agreements are denominated primarily in euros and provide for annual interest rates ranging from 0.5% to 4.6%. The maturities of any short-term borrowings under these arrangements are generally linked to the credit terms of the underlying accounts receivable that secure the borrowings. With the exception of one facility for up to $41.9 million that has a minimum net equity requirement, there are no other financial ratio covenants.
Other
From time-to-time, the Company will obtain other financing in foreign countries for working capital to finance its local operations.

(10)	Share-Based Compensation
The following table summarizes the share-based compensation expense recognized under all of the Company’s stock plans during the three months ended May 5, 2018 and April 29, 2017 (in thousands):

	Three Months Ended
	May 5, 2018	Apr 29, 2017
Stock options	$695	$609
Stock awards/units	3,170	3,318
Employee Stock Purchase Plan	93	36
Total share-based compensation expense	$3,958	$3,963
Unrecognized compensation cost related to nonvested stock options and nonvested stock awards/units totaled approximately $5.3 million and $34.8 million, respectively, as of May 5, 2018. This cost is expected to be recognized over a weighted average period of 1.6 years. The weighted average grant date fair value of stock options granted was $5.89 and $1.57 during the three months ended May 5, 2018 and April 29, 2017, respectively.
Grants
On April 28, 2017, the Company granted select key management 1,056,042 nonvested stock units which are subject to certain performance-based vesting or market-based vesting conditions.
Annual Grants
On March 30, 2018, the Company made an annual grant of 431,371 stock options and 490,528 nonvested stock awards/units to its employees. On March 29, 2017, the Company made an annual grant of 1,283,175 stock options and 707,675 nonvested stock awards/units to its employees.
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

The following table summarizes the activity for nonvested performance-based units during the three months ended May 5, 2018:

	Number of Units	Weighted Average Grant Date Fair Value
Nonvested at February 3, 2018	1,300,921	$14.01
Granted	—	—
Vested	(79,125)	11.16
Forfeited	(27,441)	11.16
Nonvested at May 5, 2018	1,194,355	$14.27
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
The following table summarizes the activity for nonvested market-based units during the three months ended May 5, 2018:

	Number of Units	Weighted Average Grant Date Fair Value
Nonvested at February 3, 2018	388,477	$12.28
Granted	—	—
Vested	—	—
Forfeited	—	—
Nonvested at May 5, 2018	388,477	$12.28

(11)	Related Party Transactions
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
Leases
The Company leases warehouse and administrative facilities, including the Company’s corporate headquarters in Los Angeles, California, from partnerships affiliated with the Marciano Trusts and certain of their affiliates. There were four of these leases in effect as of May 5, 2018 with expiration or option exercise dates ranging from calendar years 2018 to 2020.
Aggregate rent, common area maintenance charges and property tax expense recorded under these four related party leases were approximately $1.2 million for each of the three months ended May 5, 2018 and April 29, 2017. The Company believes that the terms of the related party leases have not been significantly affected by the fact that the Company and the lessors are related.
Aircraft Arrangements
The Company periodically charters aircraft owned by MPM Financial, LLC (“MPM Financial”), an entity affiliated with the Marciano Trusts, through informal arrangements with MPM Financial and independent third party management companies contracted by MPM Financial to manage its aircraft. The total fees paid under these arrangements for the three months ended May 5, 2018 and April 29, 2017 were approximately $0.7 million and $0.3 million, respectively.

These related party disclosures should be read in conjunction with the disclosure concerning related party transactions in the Company’s Annual Report on Form 10-K for the year ended February 3, 2018.

(12)	Commitments and Contingencies
Leases
The Company leases its showrooms, advertising, licensing, sales and merchandising offices, remote distribution and warehousing facilities and retail and factory outlet store locations under operating lease agreements expiring on various dates through October 2037. Some of these leases require the Company to make periodic payments for property taxes, utilities and common area operating expenses. Certain retail store leases provide for rents based upon the minimum annual rental amount and a percentage of annual sales volume, generally ranging from 4% to 20%, when specific sales volumes are exceeded. The Company’s retail concession leases also provide for rents primarily based upon a percentage of annual sales volume which average approximately 35% of annual sales volume. Some leases include lease incentives, rent abatements and fixed rent escalations, which are amortized and recorded over the initial lease term on a straight-line basis. The Company also leases some of its equipment under operating lease agreements expiring at various dates through November 2022.
As discussed in further detail in Note 9, the Company leases equipment as well as computer hardware and software under capital lease obligations.
Investment Commitments
As of May 5, 2018, the Company had an unfunded commitment to invest €3.9 million ($4.6 million) in a private equity fund. Refer to Note 14 for further information.
Legal Proceedings
On May 6, 2009, Gucci America, Inc. filed a complaint in the U.S. District Court for the Southern District of New York against Guess?, Inc. and certain third party licensees for the Company asserting, among other things, trademark and trade dress law violations and unfair competition. The complaint sought injunctive relief, compensatory damages, including treble damages, and certain other relief. Complaints similar to those in the above action were subsequently filed by Gucci entities against the Company and certain of its subsidiaries in the Court of Milan, Italy, the Intermediate People’s Court of Nanjing, China and the Court of Paris, France. The three-week bench trial in the U.S. matter concluded on April 19, 2012, with the court issuing a preliminary ruling on May 21, 2012 and a final ruling on July 19, 2012. Although the plaintiff was seeking compensation in the U.S. matter in the form of damages of $26 million and an accounting of profits of $99 million, the final ruling provided for monetary damages of $2.3 million against the Company and $2.3 million against certain of its licensees. The court also granted narrow injunctions in favor of the plaintiff for certain of the claimed infringements. On August 20, 2012, the appeal period expired without any party having filed an appeal, rendering the judgment final. On May 2, 2013, the Court of Milan ruled in favor of the Company in the Milan, Italy matter. In the ruling, the Court rejected all of the plaintiff’s claims and ordered the cancellation of three of the plaintiff’s Italian and four of the plaintiff’s European Community trademark registrations. On June 10, 2013, the plaintiff appealed the Court’s ruling in the Milan matter. On September 15, 2014, the Court of Appeal of Milan affirmed the majority of the lower Court’s ruling in favor of the Company, but overturned the lower Court’s finding with respect to an unfair competition claim. That portion of the matter moved to a damages phase based on the ruling. On October 16, 2015, the plaintiff appealed the remainder of the Court of Appeal of Milan’s ruling in favor of the Company to the Italian Supreme Court of Cassation. In the China matter, the Intermediate People’s Court of Nanjing, China issued a ruling on November 8, 2013 granting an injunction in favor of the plaintiff for certain of the claimed infringements on handbags and small leather goods and awarding the plaintiff statutory damages in the amount of approximately $80,000. The Company strongly disagreed with the Court’s decision and appealed the ruling. On August 31, 2016, the Court of Appeal for the China matter issued a decision in favor of the Company, rejecting all of the plaintiff’s claims. In March 2017, the plaintiff petitioned the China Supreme Court for a retrial of the matter. On January 30, 2015, the Court of Paris ruled in favor of the Company in the France matter, rejecting all of the plaintiff’s claims and partially canceling two of the plaintiff’s community trademark registrations and one of the plaintiff’s international trademark registrations. On February 17, 2015, the plaintiff appealed the Court of

Paris’ ruling. In April 2018, the parties entered into an agreement to settle all pending worldwide intellectual property litigation and trademark office matters between the parties and their subsidiaries, including the previously active litigation matters in Italy, China and France. As part of the settlement, the parties agreed on the use of various design elements by each party on a go-forward basis. The settlement did not have a significant impact on the Company’s financial results, and the terms of the settlement are not expected to have a negative impact on the Company’s business operations going forward.
The Company has received customs tax assessment notices from the Italian Customs Agency regarding its customs tax audit of one of the Company’s European subsidiaries for the period from July 2010 through December 2012. Such assessments totaled €9.8 million ($11.7 million), including potential penalties and interest. The Company strongly disagrees with the positions that the Italian Customs Agency has taken and therefore filed appeals with the Milan First Degree Tax Court (“MFDTC”). In May 2015, the MFDTC issued a judgment in favor of the Company in relation to the first set of appeals (covering the period through September 2010) and canceled the related assessments totaling €1.7 million ($2.0 million). In November 2015, the Italian Customs Agency notified the Company of its intent to appeal this first MFDTC judgment. During fiscal 2017, the Appeals Court ruled in favor of the Company and rejected the appeal by the Italian Customs Agency on the first MFDTC judgment. During fiscal 2017, the MFDTC also issued judgments in favor of the Company in relation to the second through seventh set of appeals (covering the period from October 2010 through December 2012) and canceled the related assessments totaling €8.1 million ($9.7 million). Subsequently, the Italian Customs Agency has appealed the majority of these favorable MFDTC judgments, as well as certain of the Appeals Court judgments. In April 2018, a different section of the Appeals Court ruled in favor of the Italian Customs Agency with respect to a portion of the outstanding appeals (covering the period from October through December 2010) totaling €1.2 million ($1.5 million). The Company believes that this recent Appeals Court ruling is incorrect and inconsistent with the prior rulings on similar matters by both the MFDTC and the Appeals Court, and plans to appeal the decision. However, there can be no assurances the Company will be successful in the remaining appeals. It also continues to be possible that the Company will receive similar or even larger assessments for periods subsequent to December 2012 or other claims or charges related to the matter in the future. Although the Company believes that it has a strong position and will continue to vigorously defend this matter, it is unable to predict with certainty whether or not these efforts will ultimately be successful or whether the outcome will have a material impact on the Company’s financial position or results of operations.
On June 6, 2017, the European Commission notified the Company that it had initiated proceedings to investigate whether certain of the Company’s practices and agreements concerning the distribution of apparel and accessories within the European Union breach European Union competition rules related to cross-border transactions, internet sales limitations and resale price restrictions. The initiation of the proceedings does not mean that the European Commission has made a definitive conclusion regarding whether the Company breached any rules. The Company has cooperated and plans to continue to cooperate with the European Commission, including through responses to requests for information and through changes to certain business practices and agreements, as appropriate. If a violation is ultimately found, a broad range of remedies is potentially available to the European Commission, including imposing a fine and/or injunctive relief prohibiting or restricting certain business practices. As of November 6, 2017, the Company and the European Commission agreed to begin a settlement discussion process to determine if the parties can mutually agree on an outcome of the proceedings. Those discussions are still ongoing. At this point, the Company is unable to predict the timing or outcome of these proceedings, including the magnitude of any potential fine. However, the Company does not currently believe that any changes to its business practices or agreements made in connection with this proceeding will have a material impact on its ongoing business operations within the European Union.
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
As a non-qualified pension plan, no dedicated funding of the SERP is required; however, the Company has made periodic payments into insurance policies held in a rabbi trust to fund the expected obligations arising under the non-qualified SERP. The amount of any future payments into the insurance policies, if any, may vary depending on investment performance of the trust. The cash surrender values of the insurance policies were $63.0 million and $64.5 million as of May 5, 2018 and February 3, 2018, respectively, and were included in other assets in the Company’s condensed consolidated balance sheets. As a result of changes in the value of the insurance policy investments, the Company recorded unrealized gains (losses) of $(1.0) million and $1.9 million in other income and expense during the three months ended May 5, 2018 and April 29, 2017, respectively. The projected benefit obligation was $54.8 million as of May 5, 2018 and February 3, 2018 and was included in accrued expenses and other long-term liabilities in the Company’s condensed consolidated balance sheets depending on the expected timing of payments. SERP benefit payments of $0.4 million were made during each of the three months ended May 5, 2018 and April 29, 2017.
Foreign Pension Plans
In certain foreign jurisdictions, primarily in Switzerland, the Company is required to guarantee the returns on Company sponsored defined contribution plans in accordance with local regulations. These plans are typically government-mandated defined contribution plans that provide employees with a minimum investment return, and as such, are treated under pension accounting in accordance with authoritative guidance. Under the Swiss plan, both the Company and certain of its employees with annual earnings in excess of government determined amounts are required to make contributions into a fund managed by an independent investment fiduciary. The Company’s contributions must be made in an amount at least equal to the employee’s contribution. Minimum employee contributions are based on the respective employee’s age, salary and gender.
As of May 5, 2018 and February 3, 2018, the foreign pension plans had a total projected benefit obligation of $25.4 million and $26.4 million, respectively, and plan assets held in independent investment fiduciaries of $20.6 million and $21.4 million, respectively. The net liability of $4.8 million and $5.0 million was included in other long-term liabilities in the Company’s condensed consolidated balance sheets as of May 5, 2018 and February 3, 2018, respectively.

The components of net periodic defined benefit pension cost for the three months ended May 5, 2018 and April 29, 2017 related to the Company’s defined benefit plans are as follows (in thousands):

	Three Months Ended May 5, 2018
	SERP	Foreign Pension Plans	Total
Service cost	$—	$740	$740
Interest cost	472	55	527
Expected return on plan assets	—	(74)	(74)
Net amortization of unrecognized prior service credit	—	(7)	(7)
Net amortization of actuarial losses	47	105	152
Net periodic defined benefit pension cost	$519	$819	$1,338

	Three Months Ended April 29, 2017
	SERP	Foreign Pension Plans	Total
Service cost	$—	$626	$626
Interest cost	461	22	483
Expected return on plan assets	—	(49)	(49)
Net amortization of unrecognized prior service credit	—	(7)	(7)
Net amortization of actuarial losses	38	79	117
Net periodic defined benefit pension cost	$499	$671	$1,170
During the first quarter of fiscal 2019, the Company adopted new authoritative guidance which requires that the non-service components of net periodic defined benefit pension cost be presented outside of earnings (loss) from operations. The Company adopted this guidance on a retrospective basis and, as a result, reclassified approximately $0.5 million from SG&A expenses to other income (expense) for the three months ended April 29, 2017.

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

The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of May 5, 2018 and February 3, 2018 (in thousands):

	Fair Value Measurements at May 5, 2018				Fair Value Measurements at Feb 3, 2018
Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Foreign exchange currency contracts	$—	$2,158	$—	$2,158	$—	$51	$—	$51
Interest rate swap	—	1,522	—	1,522	—	1,460	—	1,460
Total	$—	$3,680	$—	$3,680	$—	$1,511	$—	$1,511
Liabilities:
Foreign exchange currency contracts	$—	$6,053	$—	$6,053	$—	$18,089	$—	$18,089
Deferred compensation obligations	—	13,615	—	13,615	—	13,476	—	13,476
Total	$—	$19,668	$—	$19,668	$—	$31,565	$—	$31,565

There were no transfers of financial instruments between the three levels of fair value hierarchy during the three months ended May 5, 2018 or during the year ended February 3, 2018.
Foreign exchange currency contracts are entered into by the Company principally to hedge the future payment of inventory and intercompany transactions by non-U.S. subsidiaries. Periodically, the Company may also use foreign exchange currency contracts to hedge the translation and economic exposures related to its net investments in certain of its international subsidiaries. The fair values of the Company’s foreign exchange currency contracts are based on quoted foreign exchange forward rates at the reporting date. The fair values of the Company’s interest rate swaps are based upon inputs corroborated by observable market data. Deferred compensation obligations to employees are adjusted based on changes in the fair value of the underlying employee-directed investments. Fair value of these obligations is based upon inputs corroborated by observable market data.
During fiscal 2018, the Company invested €0.5 million ($0.5 million) in a private equity fund. During the three months ended May 5, 2018, the Company made an additional investment of €0.7 million ($0.8 million). As permitted in accordance with authoritative guidance, the Company uses net asset value per share as a practical expedient to measure the fair value of this investment and has not included this investment in the fair value hierarchy as disclosed above. As a result of changes in the value of the private equity investment, the Company recorded an unrealized loss of €0.1 million ($0.2 million) in other expense during the three months ended May 5, 2018. As of May 5, 2018 and February 3, 2018, the Company included €1.0 million ($1.2 million) and €0.5 million ($0.6 million), respectively, in other assets in the Company’s condensed consolidated balance sheet related to this investment. As of May 5, 2018, the Company had an unfunded commitment to invest an additional €3.9 million ($4.6 million) in the private equity fund.
The carrying amount of the Company’s remaining financial instruments, which principally include cash and cash equivalents, trade receivables, accounts payable and accrued expenses, approximates fair value due to the relatively short maturity of such instruments. The fair values of the Company’s debt instruments (see Note 9) are based on the amount of future cash flows associated with each instrument discounted using the Company’s incremental borrowing rate. As of May 5, 2018 and February 3, 2018, the carrying value of all financial instruments was not materially different from fair value, as the interest rates on the Company’s debt approximated rates currently available to the Company.
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
The Company recorded asset impairment charges of $0.8 million and $2.8 million during the three months ended May 5, 2018 and April 29, 2017, respectively. The asset impairment charges related primarily to the impairment of certain retail locations in North America and Europe resulting from under-performance and expected store closures during each of the respective periods.

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
The impact of the credit risk of the counterparties to the derivative contracts is considered in determining the fair value of the foreign exchange currency contracts and interest rate swap agreements. As of May 5, 2018, credit risk has not had a significant effect on the fair value of the Company’s foreign exchange currency contracts and interest rate swap agreements.
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

Summary of Derivative Instruments
The fair value of derivative instruments in the condensed consolidated balance sheets as of May 5, 2018 and February 3, 2018 is as follows (in thousands):

	Derivative Balance Sheet Location	Fair Value at May 5, 2018	Fair Value at Feb 3, 2018
ASSETS:
Derivatives designated as hedging instruments:
Cash flow hedges:
Foreign exchange currency contracts	Other current assets/ Other assets	$1,186	$41
Interest rate swap	Other assets	1,522	1,460
Total derivatives designated as hedging instruments		2,708	1,501
Derivatives not designated as hedging instruments:
Foreign exchange currency contracts	Other current assets/ Other assets	972	10
Total		$3,680	$1,511
LIABILITIES:
Derivatives designated as hedging instruments:
Cash flow hedges:
Foreign exchange currency contracts	Accrued expenses/ Other long-term liabilities	$4,241	$13,789
Derivatives not designated as hedging instruments:
Foreign exchange currency contracts	Accrued expenses	1,812	4,300
Total		$6,053	$18,089
Derivatives Designated as Hedging Instruments
Foreign Exchange Currency Contracts Designated as Cash Flow Hedges
During the three months ended May 5, 2018, the Company purchased U.S. dollar forward contracts in Europe totaling US$15.3 million that were designated as cash flow hedges. As of May 5, 2018, the Company had forward contracts outstanding for its European and Canadian operations of US$131.5 million and US$28.2 million, respectively, to hedge forecasted merchandise purchases, which are expected to mature over the next 15 months.
As of May 5, 2018, accumulated other comprehensive income (loss) related to foreign exchange currency contracts included a net unrealized loss of approximately $7.4 million, net of tax, of which $7.2 million will be recognized in cost of product sales or other expense over the following 12 months, at the then current values on a pre-tax basis, which can be different than the current quarter-end values.
At February 3, 2018, the Company had forward contracts outstanding for its European and Canadian operations of US$145.8 million and US$38.7 million, respectively, that were designated as cash flow hedges.
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

As of May 5, 2018, accumulated other comprehensive income (loss) related to the interest rate swap agreement included a net unrealized gain of approximately $1.2 million, net of tax, which will be recognized in interest expense after the following 12 months, at the then current values on a pre-tax basis, which can be different than the current quarter-end values.
The following table summarizes the gains (losses) before taxes recognized on the derivative instruments designated as cash flow hedges in OCI and net loss for the three months ended May 5, 2018 and April 29, 2017 (in thousands):

	Gain (Loss) Recognized in OCI		Location of Gain (Loss) Reclassified from Accumulated OCI into Loss (1)	Gain (Loss) Reclassified from Accumulated OCI into Loss
	Three Months Ended			Three Months Ended
	May 5, 2018	Apr 29, 2017		May 5, 2018	Apr 29, 2017
Derivatives designated as cash flow hedges:
Foreign exchange currency contracts	$7,422	$857	Cost of product sales	$(1,686)	$618
Foreign exchange currency contracts	$2	$(211)	Other income/expense	$(201)	$79
Interest rate swap	$68	$(200)	Interest expense	$8	$(36)
__________________________________

(1)
The Company recognized gains of $0.6 million resulting from the ineffective portion related to foreign exchange currency contracts in interest income during each of the three months ended May 5, 2018 and April 29, 2017. There was no ineffectiveness recognized related to the interest rate swap during the three months ended May 5, 2018 and April 29, 2017.

The following table summarizes net after-tax derivative activity recorded in accumulated other comprehensive income (loss) (in thousands):

	Three Months Ended
	May 5, 2018	Apr 29, 2017
Beginning balance gain (loss)	$(14,369)	$5,400
Net gains from changes in cash flow hedges	6,468	124
Net (gains) losses reclassified to loss	1,616	(576)
Ending balance gain (loss)	$(6,285)	$4,948
Derivatives Not Designated as Hedging Instruments
As of May 5, 2018, the Company had euro foreign exchange currency contracts to purchase US$66.4 million expected to mature over the next 11 months and Canadian dollar foreign exchange currency contracts to purchase US$12.2 million expected to mature over the next eight months.
The following table summarizes the gains (losses) before taxes recognized on the derivative instruments not designated as hedging instruments in other income and expense for the three months ended May 5, 2018 and April 29, 2017 (in thousands):

	Location of Gain (Loss) Recognized in Loss	Gain (Loss) Recognized in Loss
		Three Months Ended
		May 5, 2018	Apr 29, 2017
Derivatives not designated as hedging instruments:
Foreign exchange currency contracts	Other income/expense	$3,690	$(793)
At February 3, 2018, the Company had euro foreign exchange currency contracts to purchase US$68.2 million and Canadian dollar foreign exchange currency contracts to purchase US$17.6 million.

(16)	Subsequent Events
Dividends
On May 30, 2018, the Company announced a regular quarterly cash dividend of $0.225 per share on the Company’s common stock. The cash dividend will be paid on June 29, 2018 to shareholders of record as of the close of business on June 13, 2018.

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
Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed. These forward-looking statements may include, among other things, statements or assumptions relating to: our expected results of operations; the accuracy of data relating to, and anticipated levels of, future inventory and gross margins; anticipated cash requirements and sources; cost containment efforts; estimated charges; plans regarding store openings, closings, remodels and lease negotiations; plans regarding the relocation of the Company’s European distribution center to a new facility in the Netherlands; plans regarding business growth, international expansion and capital allocation; plans regarding supply chain efficiencies and global planning and allocation; e-commerce, digital and omni-channel initiatives; business seasonality; results and risks of current and future legal proceedings, including the investigation by the European Commission regarding the potential breach of certain European Union competition rules by the Company; industry trends; consumer demands and preferences; competition; currency fluctuations and related impacts; estimated tax rates, including the impact of the Tax Reform and changes to provisional estimates; results of tax audits and other regulatory proceedings; the impact of recent accounting pronouncements; raw material and other inflationary cost pressures; consumer confidence; and general economic conditions. We do not intend, and undertake no obligation, to update our forward-looking statements to reflect future events or circumstances. Such statements involve risks and uncertainties, which may cause actual results to differ materially from those set forth in these statements. Important factors that could cause or contribute to such differences include those discussed under “Part I, Item 1A. Risk Factors” contained in the Company’s most recent Annual Report on Form 10-K for the fiscal year ended February 3, 2018 and in our other filings made from time-to-time with the SEC after the date of this report.
Business Segments
The Company’s businesses are grouped into five reportable segments for management and internal financial reporting purposes: Americas Retail, Americas Wholesale, Europe, Asia and Licensing. Management evaluates segment performance based primarily on revenues and earnings (loss) from operations before corporate performance-based compensation costs, net gains (losses) from lease terminations, asset impairment charges and restructuring charges, if any. The Americas Retail segment includes the Company’s retail and e-commerce operations in North and Central America and the Company’s retail operations in South America. The Americas Wholesale segment includes the Company’s wholesale operations in the Americas. The Europe segment includes the Company’s retail, e-commerce and wholesale operations in Europe and the Middle East. The Asia segment includes the Company’s retail, e-commerce and wholesale operations in Asia and the Pacific. The Licensing segment includes the worldwide licensing operations of the Company. The business segment operating results exclude corporate overhead costs, which consist of shared costs of the organization, net gains (losses) on lease terminations, asset impairment charges and restructuring charges. Corporate overhead costs are presented separately and generally include, among other things, the following unallocated corporate costs: accounting and finance, executive compensation, corporate performance-based compensation, facilities, global advertising and marketing, human resources, information technology and legal. Information regarding these segments is summarized in Note 8 to the Condensed Consolidated Financial Statements.
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
During the first three months of fiscal 2019, the average U.S. dollar rate was weaker against the Canadian dollar, Chinese yuan, euro, Korean won and the Mexican peso and stronger against the Russian rouble compared to the average rate in the same prior-year period. This had an overall favorable impact on the translation of our international revenues and an unfavorable impact on loss from operations for the three months ended May 5, 2018 compared to the same prior-year period.
If the U.S. dollar strengthens relative to the respective fiscal 2018 foreign exchange rates, foreign exchange could negatively impact our revenues and operating results as well as our international cash and other balance sheet items during the remainder of fiscal 2019, particularly in Canada, Europe and Mexico. Alternatively, if the U.S. dollar weakens relative to the respective fiscal 2018 foreign exchange rates, our revenues and operating results as well as our other cash balance sheet items could be positively impacted by foreign currency fluctuations during the remainder of fiscal 2019, particularly in these regions.
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
Improving our Cost Structure. We plan to continue improving our cost structure by identifying synergies among departments and strengthening our supply chain. We are executing on the following supply chain initiatives to drive improvements in product costs: (i) developing a sourcing network in new territories that can offer better costs; (ii) consolidating and building strategic partnerships with high-quality suppliers to gain scale efficiencies; and (iii) implementing a fabric platforming process for each of the regional design offices to develop and utilize common fabrics across multiple styles creating a consistently high quality global offer for our wholesale and retail customers. We are also working to shorten our lead times through partnering with our suppliers, exercising agility in the production process and continuously searching for new suppliers and sourcing opportunities in reaction to the latest trends.
We are also focused on improving the profitability of our retail business in the Americas. As almost two-thirds of our leases in Americas Retail are up for renewal or have lease exit options over the next three years, we continue to have the flexibility to further optimize our retail footprint, as appropriate, in the coming years. However, we are not restricting ourselves to waiting for these dates to close stores or renegotiate rents. For example, during fiscal 2018, we modified certain of our leases held with a common landlord that had original lease end dates from fiscal 2018 to fiscal 2026 to now end in fiscal 2018 through fiscal 2020, in order to accelerate the reduction of our retail store footprint in North America.
Stabilizing our Wholesale Business. We are partnering with our wholesale customers to emphasize a retail-oriented mindset and encourage the adoption of best practices, including high quality visual merchandising, frequent rotation of products and maximization of inventory turns.
Capital Allocation
The Company’s investments in capital for the full fiscal year 2019 are planned between $85 million and $95 million. The planned investments in capital are related primarily to retail and e-commerce expansion in Europe and Asia as well as continued investments in technology to support our long-term growth plans.
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
Other
The Company operates on a 52/53-week fiscal year calendar, which ends on the Saturday nearest to January 31 of each year. The three months ended May 5, 2018 had the same number of days as the three months ended April 29, 2017.
Executive Summary
Overview
Net loss attributable to Guess?, Inc. was $21.2 million, or diluted loss of $0.27 per common share, for the quarter ended May 5, 2018, compared to net loss attributable to Guess?, Inc. of $21.3 million, or diluted loss of $0.26 per common share, for the quarter ended April 29, 2017.
During the quarter ended May 5, 2018, the Company recognized net gains on lease terminations of $0.2 million, asset impairment charges of $0.8 million and certain professional services and legal fees and related costs of $3.8 million (or a combined $3.4 million after considering the related tax benefit of $1.0 million), or an unfavorable $0.04 per share impact. Excluding the impact of these items, adjusted net loss attributable to Guess?, Inc. was $17.8 million and adjusted diluted loss was $0.23 per common share for the quarter ended May 5, 2018. During the quarter ended April 29, 2017, the Company recognized asset impairment charges of $2.8 million (or $1.9 million after considering the related tax benefit of $0.8 million), or an unfavorable $0.02 per share impact. Excluding the impact of the asset impairment charges and the related tax impact, adjusted net loss attributable to Guess?, Inc. was $19.4 million and adjusted diluted loss was $0.24 per common share for the quarter ended April 29, 2017. References to financial results excluding the impact of these items are non-GAAP measures and are addressed below under “Non-GAAP Measures.”
Highlights of the Company’s performance for the quarter ended May 5, 2018 compared to the same prior-year period are presented below, followed by a more comprehensive discussion under “Results of Operations”:
Operations

•	Total net revenue increased 14.7% to $521.3 million for the quarter ended May 5, 2018, compared to $454.3 million in the same prior-year period. In constant currency, net revenue increased by 7.7%.

•	Gross margin (gross profit as a percentage of total net revenue) increased 160 basis points to 33.4% for the quarter ended May 5, 2018, compared to 31.8% in the same prior-year period.

•
Selling, general and administrative (“SG&A”) expenses as a percentage of total net revenue (“SG&A rate”) increased 130 basis points to 38.0% for the quarter ended May 5, 2018, compared to 36.7% in the same prior-year period. SG&A expenses increased 18.8% to $198.2 million for the quarter ended May 5, 2018, compared to $166.9 million in the same prior-year period.

•	During the quarter ended May 5, 2018, the Company recognized net gains on lease terminations of $0.2 million.

•	During the quarter ended May 5, 2018, the Company recognized asset impairment charges of $0.8 million, compared to $2.8 million in the same prior-year period.

•
Operating margin improved 70 basis points to negative 4.8% for the quarter ended May 5, 2018, compared to negative 5.5% in the same prior-year period. We incurred certain professional service and legal fees and related costs that negatively impacted operating margin by 70 basis points. This was partially offset by the favorable impact on operating margin from lower asset impairment charges of 40 basis points during the quarter ended May 5, 2018 compared to the same prior-year period. Net gains on lease terminations had a minimal impact on operating margin for the quarter ended May 5, 2018. Loss from operations improved 0.3% to $24.9 million for the quarter ended May 5, 2018, compared to $25.0 million in the same prior-year period.

•	Other expense, net (including interest income and expense) totaled $2.4 million for the quarter ended May 5, 2018, compared to other income, net of $2.3 million in the same prior-year period.

•	The effective income tax rate improved by 16.8% to a benefit of 23.0% for the quarter ended May 5, 2018, compared to a benefit of 6.2% in the same prior-year period.
Key Balance Sheet Accounts

•
The Company had $232.5 million in cash and cash equivalents and $0.2 million in restricted cash as of May 5, 2018, compared to $316.4 million in cash and cash equivalents and $1.5 million in restricted cash at April 29, 2017.

◦
The Company invested $17.6 million to repurchase 1,118,808 of its common shares during the three months ended May 5, 2018. During the three months ended May 5, 2018, the Company also paid an additional $6.0 million for shares that were repurchased during the fourth quarter of fiscal 2018 but were settled during the first quarter of fiscal 2019.

◦
During the third quarter of fiscal 2018, the Company made up-front payments of approximately $22 million related to the modification of certain lease agreements held with a common landlord in North America.

•
Accounts receivable, which consists of trade receivables relating primarily to the Company’s wholesale business in Europe and, to a lesser extent, to its wholesale businesses in the Americas and Asia, royalty receivables relating to its licensing operations, credit card and retail concession receivables related to its retail businesses and certain other receivables, increased by $49.5 million, or 25.6%, to $243.1 million as of May 5, 2018, compared to $193.6 million at April 29, 2017. On a constant currency basis, accounts receivable increased by $33.5 million, or 17.3%, when compared to April 29, 2017.

•
Inventory increased by $32.2 million, or 8.0%, to $434.9 million as of May 5, 2018, compared to $402.7 million at April 29, 2017. On a constant currency basis, inventory increased by $9.7 million, or 2.4%, when compared to April 29, 2017.

Global Store Count
In the first quarter of fiscal 2019, together with our partners, we opened 27 new stores worldwide, consisting of 15 stores in Asia and the Pacific, nine stores in Europe and the Middle East, two stores in Central and South America and one store in Canada. Together with our partners, we closed 46 stores worldwide, consisting of 22 stores in Europe and the Middle East, nine stores in the U.S., nine stores in Asia and the Pacific, four stores in Canada and two stores in Central and South America.
We ended the first quarter of fiscal 2019 with 1,644 stores and 431 concessions worldwide, comprised as follows:

	Stores			Concessions
Region	Total	Directly Operated	Partner Operated	Total	Directly Operated	Partner Operated
United States	299	297	2	1	—	1
Canada	86	86	—	—	—	—
Central and South America	103	61	42	27	27	—
Total Americas	488	444	44	28	27	1
Europe and the Middle East	656	407	249	34	34	—
Asia and the Pacific	500	169	331	369	175	194
Total	1,644	1,020	624	431	236	195
Of the total 1,644 stores, 1,309 were GUESS? stores, 215 were GUESS? Accessories stores, 68 were G by GUESS stores and 52 were MARCIANO stores.
Results of Operations

Three Months Ended May 5, 2018 and April 29, 2017
Consolidated Results
Net Revenue. Net revenue increased by $66.9 million, or 14.7%, to $521.3 million for the three months ended May 5, 2018, compared to $454.3 million for the three months ended April 29, 2017. In constant currency, net revenue increased by 7.7% as currency translation fluctuations relating to our foreign operations favorably impacted net revenue by $31.9 million compared to the same prior-year period. The increase was driven primarily by retail expansion in our international markets.
Gross Margin. Gross margin increased 160 basis points to 33.4% for the three months ended May 5, 2018, compared to 31.8% in the same prior-year period, of which 130 basis points was due to higher overall product margins and 30 basis points was due to a lower occupancy rate. The higher overall product margins were driven primarily by lower markdowns in Americas Retail and, to a lesser extent, the favorable impact from segment mix and higher initial markups in Americas Retail. The lower occupancy rate was driven primarily by overall global leveraging of expenses and cost reductions due primarily to negotiated rent reductions in Americas Retail, partially offset by higher distribution costs resulting from the relocation of the Company’s European distribution center.
Gross Profit. Gross profit increased by $29.3 million, or 20.3%, to $173.9 million for the three months ended May 5, 2018, compared to $144.6 million in the same prior-year period. The increase in gross profit, which included the favorable impact of currency translation, was due primarily to the favorable impact on gross profit from higher revenue. Currency translation fluctuations relating to our foreign operations favorably impacted gross profit by $5.4 million.
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
SG&A Rate. The Company’s SG&A rate increased 130 basis points to 38.0% for the three months ended May 5, 2018, compared to 36.7% in the same prior-year period. The Company’s SG&A rate included the negative impact of 70 basis points from certain professional service and legal fees and related costs, which the Company otherwise would not have incurred as part of its business operations. Excluding these amounts, the Company’s SG&A rate would have increased 60 basis points driven primarily by higher distribution costs resulting from the relocation of the Company’s European distribution center.
SG&A Expenses. SG&A expenses increased by $31.4 million, or 18.8%, to $198.2 million for the three months ended May 5, 2018, compared to $166.9 million in the same prior-year period. The increase, which included the unfavorable impact of currency translation, was driven primarily by higher selling and merchandising expenses, higher distribution costs resulting from the relocation of the Company’s European distribution center and higher advertising expenses. Currency translation fluctuations relating to our foreign operations unfavorably impacted SG&A expenses by $9.4 million.
Net Gains on Lease Terminations. During the three months ended May 5, 2018, the Company recognized net gains on lease terminations of $0.2 million related primarily to the early termination of certain lease agreements in North America. There were no net gains on lease terminations during the three months ended April 29, 2017.
Asset Impairment Charges. During the three months ended May 5, 2018, the Company recognized asset impairment charges of $0.8 million, compared to $2.8 million in the same prior-year period related primarily to the impairment of certain retail locations in North America and Europe resulting from under-performance and expected store closures.
Operating Margin. Operating margin improved 70 basis points to negative 4.8% for the three months ended May 5, 2018, compared to negative 5.5% in the same prior-year period. Certain professional service and legal fees and related costs negatively impacted operating margin by 70 basis points. This was partially offset by the favorable impact on operating margin from lower asset impairment charges of 40 basis points during the quarter ended May 5, 2018 compared to the same prior-year period. Net gains on lease terminations had a minimal impact on operating margin for the quarter ended May 5, 2018. Excluding the impact of these items, operating margin improved by 100 basis points compared to the same prior-year period. The negative impact of currency on operating margin for the three months ended May 5, 2018 was approximately 30 basis points.
Loss from Operations.   Loss from operations improved 0.3% to $24.9 million for the three months ended May 5, 2018, compared to $25.0 million in the same prior-year period. Currency translation fluctuations relating to our foreign operations unfavorably impacted loss from operations by $4.0 million.
Interest Income, Net. Interest income, net was $0.2 million for the three months ended May 5, 2018, compared to $0.5 million for the three months ended April 29, 2017 and includes the impact of hedge ineffectiveness of foreign exchange currency contracts designated as cash flow hedges.
Other Income (Expense), Net. Other expense, net was $2.6 million for the three months ended May 5, 2018, compared to other income, net of $1.9 million in the same prior-year period. Other expense, net in the three months ended May 5, 2018 consisted primarily of net unrealized mark-to-market revaluation losses on foreign currency balances and unrealized losses on non-operating assets, partially offset by net unrealized mark-to-market revaluation gains on foreign exchange currency contracts. Other income, net in the three months ended April 29, 2017 consisted primarily of unrealized gains on non-operating assets.
Income Tax Benefit.  Income tax benefit for the three months ended May 5, 2018 was $6.3 million, compared to $1.4 million in the same prior-year period. The effective income tax rate improved by 16.8% to a benefit of 23.0% for the quarter ended May 5, 2018, compared to a benefit of 6.2% in the same prior-year period. Generally, income taxes for the interim periods are computed using the tax rate estimated to be applicable for the full fiscal year, adjusted for discrete items, which is subject to ongoing review and evaluation by management. The improvement in the effective income tax rate during the three months ended May 5, 2018 was due primarily to lower losses in jurisdictions which the Company has valuation allowances and, to a lesser extent, benefits from stock based compensation compared to expenses in the same prior-year period and the favorable impact from the lower U.S. federal corporate income tax rate.
Net Earnings Attributable to Noncontrolling Interests. Net earnings attributable to noncontrolling interests were $0.2 million, net of taxes, for the three months ended May 5, 2018, compared to $0.1 million, net of taxes, for the three months ended April 29, 2017.
Net Loss Attributable to Guess?, Inc. Net loss attributable to Guess?, Inc. improved $0.1 million, or 0.3%, to $21.2 million for the three months ended May 5, 2018, compared to $21.3 million in the same prior-year period. Diluted loss per share decreased to $0.27 for the three months ended May 5, 2018, from $0.26 for the three months ended April 29, 2017. During the three months ended May 5, 2018, the Company recognized net gains on lease terminations of $0.2 million, asset impairment charges of $0.8 million and certain professional services and legal fees and related costs of $3.8 million (or a combined $3.4 million after considering the related tax benefit of $1.0 million), or an unfavorable $0.04 per share impact. Excluding the impact of these items, adjusted net loss attributable to Guess?, Inc. was $17.8 million and adjusted diluted loss was $0.23 per common share during the three months ended May 5, 2018. We estimate that the negative impact of currency on diluted loss per share for the three months ended May 5, 2018 was approximately $0.03 per share. During the three months ended April 29, 2017, the Company recognized asset impairment charges of $2.8 million (or $1.9 million after considering the related tax benefit of $0.8 million), or an unfavorable $0.02 per share impact. Excluding the impact of the asset impairment charges and the related tax impact, adjusted net loss attributable to Guess?, Inc. was $19.4 million and adjusted diluted loss was $0.24 per common share during the three months ended April 29, 2017. References to financial results excluding the impact of these items are non-GAAP measures and are addressed below under “Non-GAAP Measures.”

Information by Business Segment
The following table presents our net revenue and earnings (loss) from operations by segment for the three months ended May 5, 2018 and April 29, 2017 (dollars in thousands):

	Three Months Ended
	May 5, 2018	Apr 29, 2017	Change	% Change
Net revenue:
Americas Retail	$171,340	$173,694	$(2,354)	(1.4%)
Americas Wholesale	40,679	35,857	4,822	13.4
Europe	205,435	165,388	40,047	24.2
Asia	84,051	63,381	20,670	32.6
Licensing (1) (2)	19,784	16,025	3,759	23.5
Total net revenue (1) (2)	$521,289	$454,345	$66,944	14.7%
Earnings (loss) from operations:
Americas Retail (2) (3) (4)	$(5,680)	$(21,581)	$15,901	73.7%
Americas Wholesale (2) (3) (4)	6,026	6,983	(957)	(13.7)
Europe (3) (4) (5)	(20,333)	(1,006)	(19,327)	(1,921.2)
Asia (3) (4)	4,065	339	3,726	1,099.1
Licensing (2) (3) (4)	17,486	13,461	4,025	29.9
Total segment earnings (loss) from operations (2) (3) (5)	1,564	(1,804)	3,368	186.7
Corporate overhead (2) (3) (5)	(25,845)	(20,409)	(5,436)	26.6
Net gains on lease terminations (3)	152	—	152
Asset impairment charges (3)	(759)	(2,762)	2,003
Total loss from operations (2) (5)	$(24,888)	$(24,975)	$87	0.3%
Operating margins:
Americas Retail (2) (3) (4)	(3.3%)	(12.4%)
Americas Wholesale (2) (3) (4)	14.8%	19.5%
Europe (3) (4) (5)	(9.9%)	(0.6%)
Asia (3) (4)	4.8%	0.5%
Licensing (1) (2) (3) (4)	88.4%	84.0%
Total Company (1) (2) (5)	(4.8%)	(5.5%)
__________________________________

(1)
During the fourth quarter of fiscal 2018, the Company reclassified net royalties received on the Company’s inventory purchases of licensed product from net revenue to cost of product sales to reflect its treatment as a reduction of the cost of such licensed product. Accordingly, net revenue for the three months ended April 29, 2017 has been adjusted to conform to the current period presentation. This reclassification had no impact on previously reported loss from operations.

(2)
During the first quarter of fiscal 2019, the Company adopted a comprehensive new revenue recognition standard using a modified retrospective method that does not restate prior periods to be comparable to the current period presentation. The adoption of this guidance primarily impacted the presentation of advertising contributions received from the Company’s licensees and the related advertising expenditures incurred by the Company. The adoption of this guidance resulted in an increase in net royalty revenue within the Company’s Licensing segment of $2.3 million, as well as an increase in SG&A expenses in our Americas Retail, Americas Wholesale and Licensing segments as well as corporate overhead of $1.8 million, $0.7 million, $0.2 million and $0.6 million, respectively, during the three months ended May 5, 2018 compared to the same prior-year period. The net unfavorable impact on loss from operations was approximately $1.0 million during the three months ended May 5, 2018 compared to the same prior-year period. Refer to Note 1 to the Condensed Consolidated Financial Statements for more information regarding the impact from the adoption of this new standard.

(3)
During the third quarter of fiscal 2018, segment results were adjusted to exclude corporate performance-based compensation costs, net gains (losses) on lease terminations and asset impairment charges due to the fact that these items are no longer included in the segment results provided to the Company’s chief operating decision maker in order to allocate resources and assess performance. Accordingly, segment results have been adjusted for the three months ended April 29, 2017 to conform to the current period presentation.

(4)
During the first quarter of fiscal 2019, the Company changed the segment accountability for funds received from licensees on the Company’s purchases of its licensed products. These amounts were treated as a reduction of cost of product sales within the Licensing segment but now are considered in the results of the segments that control the respective purchases for purposes of segment performance evaluation. Accordingly, segment results for the three months ended April 29, 2017 have been adjusted to conform to the current period presentation.

(5)
During the first quarter of fiscal 2019, the Company adopted new authoritative guidance which requires that the non-service components of net periodic defined benefit pension cost be presented outside of earnings (loss) from operations. Accordingly, loss from operations and segment results for the three months ended April 29, 2017 have been adjusted to conform to the current period presentation.

Americas Retail
Net revenue from our Americas Retail segment decreased by $2.4 million, or 1.4%, to $171.3 million for the three months ended May 5, 2018, from $173.7 million in the same prior-year period. In constant currency, net revenue decreased by 2.1%, driven primarily by store closures, partially offset by positive comparable sales. The store base for the U.S. and Canada decreased by an average of 56 net stores during the three months ended May 5, 2018 compared to the same prior-year period, resulting in a 10.7% net decrease in average square footage. Comparable sales (including e-commerce) increased 2% in U.S. dollars and 1% in constant currency. The inclusion of our e-commerce sales increased the comparable sales percentage by 1% in U.S. dollars and constant currency. Currency translation fluctuations relating to our non-U.S. retail stores and e-commerce sites favorably impacted net revenue by $1.4 million.
Operating margin improved 910 basis points to negative 3.3% for the three months ended May 5, 2018, from negative 12.4% in the same prior-year period. This improvement was due to higher gross margins and, to a lesser extent, a lower SG&A rate. The higher gross margins were driven primarily by lower markdowns and, to a lesser extent, cost reductions due primarily to negotiated rent reductions and higher initial markups. The lower SG&A rate was driven primarily by lower store selling expenses.
Loss from operations from our Americas Retail segment improved by $15.9 million, or 73.7%, to $5.7 million for the three months ended May 5, 2018, compared to $21.6 million in the same prior-year period. The improvement reflects the favorable impact on earnings from lower occupancy costs driven primarily by negotiated rent reductions and, to a lesser extent, higher product margins and lower store selling expenses.
Americas Wholesale
Net revenue from our Americas Wholesale segment increased by $4.8 million, or 13.4%, to $40.7 million for the three months ended May 5, 2018, compared to $35.9 million in the same prior-year period. In constant currency, net revenue increased by 11.3%, driven primarily by higher shipments in our U.S. business, which benefited from a shift in orders during the three months ended May 5, 2018, as well as higher shipments in our Canada and Mexico wholesale businesses. Currency translation fluctuations relating to our non-U.S. wholesale businesses favorably impacted net revenue by $0.8 million.
Operating margin decreased 470 basis points to 14.8% for the three months ended May 5, 2018, compared to 19.5% in the same prior-year period, due primarily to lower gross margins.
Earnings from operations from our Americas Wholesale segment decreased by $1.0 million, or 13.7%, to $6.0 million for the three months ended May 5, 2018, compared to $7.0 million in the same prior-year period, driven primarily by the unfavorable impact on earnings from lower gross margins.
Europe
Net revenue from our Europe segment increased by $40.0 million, or 24.2%, to $205.4 million for the three months ended May 5, 2018, compared to $165.4 million in the same prior-year period. In constant currency, net revenue increased by 9.1%, driven primarily by the favorable impact from retail expansion and, to a lesser extent, from higher shipments in our European wholesale business. As of May 5, 2018, we directly operated 407 stores in Europe compared to 354 stores at April 29, 2017, excluding concessions, which represents a 15.0% increase over the same prior-year period. Comparable sales (including e-commerce) increased 15% in U.S. dollars and 1% in constant currency compared to the same prior-year period. The inclusion of our e-commerce sales increased the comparable sales percentage by 7% in U.S. dollars and 6% in constant currency. Currency translation fluctuations relating to our European operations favorably impacted net revenue by $25.0 million.
Operating margin decreased 930 basis points to negative 9.9% for the three months ended May 5, 2018, compared to negative 0.6% in the same prior-year period, driven primarily by lower gross margins and, to a lesser extent, a higher SG&A rate due primarily to higher distribution costs resulting from the relocation of the Company’s European distribution center.
Loss from operations from our Europe segment deteriorated by $19.3 million to $20.3 million for the three months ended May 5, 2018, compared to $1.0 million in the same prior-year period. The decrease was driven primarily by the higher distribution costs resulting from the relocation of the Company’s European distribution center. Currency translation fluctuations relating to our European operations unfavorably impacted earnings from operations by $4.0 million.
Asia
Net revenue from our Asia segment increased by $20.7 million, or 32.6%, to $84.1 million for the three months ended May 5, 2018, compared to $63.4 million in the same prior-year period. In constant currency, net revenue increased by 25.1%, driven primarily by positive comparable sales and, to a lesser extent, retail expansion. Comparable sales (including e-commerce) increased 22% in U.S. dollars and 15% in constant currency compared to the same prior-year period. The inclusion of our e-commerce sales increased the comparable sales percentage by 5% in U.S. dollars and constant currency. As of May 5, 2018, we and our partners operated 500 stores and 369 concessions in Asia, compared to 489 stores and 380 concessions at April 29, 2017. As of May 5, 2018, we directly operated 169 stores and 175 concessions in Asia, compared to 106 directly operated stores and 190 concessions at April 29, 2017. Currency translation fluctuations relating to our Asian operations favorably impacted net revenue by $4.7 million.
Operating margin increased 430 basis points to 4.8% for the three months ended May 5, 2018, compared to 0.5% in the same prior-year period. The improvement in operating margin was driven primarily by higher gross margins due primarily by overall leveraging of expenses and, to a lesser extent, higher overall product margins driven primarily by product mix.
Earnings from operations from our Asia segment increased by $3.7 million to $4.1 million for the three months ended May 5, 2018, compared to $0.3 million in the same prior-year period, driven primarily by the favorable impact on earnings from higher revenue and, to a lesser extent, higher gross margins, partially offset by higher selling expenses due to retail expansion.
Licensing
Net royalty revenue from our Licensing segment increased by $3.8 million, or 23.5%, to $19.8 million for the three months ended May 5, 2018, compared to $16.0 million in the same prior-year period. This increase was driven primarily by the impact from the adoption of new accounting guidance for revenue recognition which increased net royalty revenue by $2.3 million, or 14.4%, during the three months ended May 5, 2018 compared to the same prior-year period.
Earnings from operations from our Licensing segment increased by $4.0 million, or 29.9%, to $17.5 million for the three months ended May 5, 2018, compared to $13.5 million in the same prior-year period. The increase was driven by the favorable impact to earnings from higher revenue.
Corporate Overhead
Unallocated corporate overhead increased by $5.4 million to $25.8 million for the three months ended May 5, 2018, compared to $20.4 million in the same prior-year period, driven primarily by $3.8 million in certain professional service and legal fees and related costs, which the Company otherwise would not have incurred as part of its business operations.

Non-GAAP Measures
The Company’s reported financial results are presented in accordance with GAAP. The reported net loss attributable to Guess?, Inc. and diluted loss per share for the three months ended May 5, 2018 reflect the impact of net gains on lease terminations, asset impairment charges, certain professional service and legal fees and related costs and the tax effects of these adjustments. The reported net loss attributable to Guess?, Inc. and diluted loss per share for the three months ended April 29, 2017 reflect the impact of asset impairment charges and the related tax impact, where applicable. These items affect the comparability of the Company’s reported results. The financial results are also presented on a non-GAAP basis, as defined in Section 10(e) of Regulation S-K of the SEC, to exclude the effect of these items. The Company believes that these “non-GAAP” or “adjusted” financial measures are not indicative of the underlying performance of its business and that the adjusted information provided is useful for investors to evaluate the comparability of the Company’s operating results and its future outlook when reviewed in conjunction with the Company’s GAAP financial statements. The non-GAAP measures are provided in addition to, and not as alternatives for, the Company’s reported GAAP results.
The adjusted measures for the three months ended May 5, 2018 exclude the impact of net gains on lease terminations of $0.2 million, asset impairment charges of $0.8 million and certain professional services and legal fees and related costs of $3.8 million. The net gains on lease terminations related primarily to the early termination of certain lease agreements in North America. The asset impairment charges related primarily to the impairment of certain retail locations in North America and Europe resulting from under-performance and expected store closures. These items resulted in a combined $3.4 million impact (after considering the related tax benefit of $1.0 million), or an unfavorable $0.04 per share impact during the three months ended May 5, 2018. Net loss attributable to Guess?, Inc. was $21.2 million and diluted loss was $0.27 per common share for the three months ended May 5, 2018. Excluding the impact of these items, adjusted net loss attributable to Guess?, Inc. was $17.8 million and adjusted diluted loss was $0.23 per common share for the three months ended May 5, 2018.
The adjusted measures for the three months ended April 29, 2017 exclude the impact of asset impairment charges of $2.8 million related primarily to the impairment of certain retail locations in North America and Europe resulting from under-performance and expected store closures. During the three months ended April 29, 2017, asset impairment charges resulted in a $1.9 million impact (after considering the related tax benefit of $0.8 million), or an unfavorable $0.02 per share impact. Net loss attributable to Guess?, Inc. was $21.3 million and diluted loss was $0.26 per share for the three months ended April 29, 2017. Excluding the impact of the asset impairment charges and the related tax impact, adjusted net loss attributable to Guess?, Inc. was $19.4 million and adjusted diluted loss was $0.24 per common share for the three months ended April 29, 2017.
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
Liquidity and Capital Resources
We need liquidity globally primarily to fund our working capital, occupancy costs, the expansion, remodeling and rationalization of our retail stores, shop-in-shop programs, concessions, systems, infrastructure, other existing operations, international growth and potential acquisitions and investments. In addition, in the U.S. we need liquidity to fund share repurchases and payment of dividends to our stockholders. Generally, our working capital needs are highest during the late summer and fall as our inventories increase before the holiday selling period. During the three months ended May 5, 2018, the Company relied primarily on trade credit, available cash, real estate and other operating leases, capital leases, proceeds from short-term lines of credit and internally generated funds to finance our operations, payment of dividends, share repurchases and expansion. The Company anticipates that we will be able to satisfy our ongoing cash requirements during the next twelve months for working capital, capital expenditures, payments on our debt, capital leases and operating leases as well as lease termination payments, potential acquisitions and investments, share repurchases and dividend payments to stockholders, primarily with cash flow from operations and existing cash balances supplemented by borrowings under our existing Credit Facility in the U.S. and Canada as well as bank facilities in Europe, as described below under “—Borrowings and Capital Lease Obligations.”
In December 2017, the U.S. government enacted the Tax Reform which significantly changes the U.S. corporate income tax laws, including moving from a global taxation regime to a territorial regime and lowering the future U.S. federal tax rate from 35% to 21%. The Company is also required to pay a transition tax on all historical earnings of foreign subsidiaries that have not been repatriated to the U.S. The income tax payable related to the transition tax is due over an eight-year period beginning in calendar 2018. The Company included $1.9 million and $17.7 million related to the transition tax in accrued expenses and other long-term liabilities in its condensed consolidated balance sheets, respectively, as of May 5, 2018 and February 3, 2018. The Company has provided for tax liabilities on amounts that are estimated to be repatriated from foreign operations as a result of the Tax Reform. We have not provided for other income taxes on undistributed foreign earnings expected to be reinvested outside the U.S. If in the future we decide to repatriate such earnings, we would incur other incremental taxes. Our current plans do not indicate a need to repatriate them to fund our U.S. cash requirements. As of May 5, 2018, the Company had cash and cash equivalents of $232.5 million, of which approximately $58.4 million was held in the U.S.
Excess cash and cash equivalents, which represent the majority of our outstanding cash and cash equivalents balance, are held primarily in overnight deposit and short-term time deposit accounts. Please see “—Important Factors Regarding Forward-Looking Statements” and “Part I, Item 1A. Risk Factors” contained in the Company’s most recent Annual Report on Form 10-K for the fiscal year ended February 3, 2018 for a discussion of risk factors which could reasonably be likely to result in a decrease of internally generated funds available to finance capital expenditures and working capital requirements.
The Company has presented below the cash flow performance comparison of the three months ended May 5, 2018, versus the three months ended April 29, 2017.

Operating Activities
Net cash used in operating activities was $67.6 million for the three months ended May 5, 2018, compared to $29.9 million for the three months ended April 29, 2017, or a deterioration of $37.7 million. This deterioration was driven primarily by changes in working capital due primarily to the unfavorable impact from timing of payments during the three months ended May 5, 2018 compared to the same prior-year period.
Investing Activities
Net cash used in investing activities was $20.9 million for the three months ended May 5, 2018, compared to $19.2 million for the three months ended April 29, 2017. Net cash used in investing activities related primarily to capital expenditures incurred on retail expansion, investments in technology infrastructure and existing store remodeling programs. In addition, the settlement of forward exchange currency contracts, purchases of investments and other assets and cost of any business acquisitions are also included in cash flows used in investing activities.
The increase in cash used in investing activities was driven primarily by net cash payments from the settlement of forward exchange currency contracts during the three months ended May 5, 2018, compared to net cash receipts from the settlement of forward exchange currency contracts during the same prior-year period. During the three months ended May 5, 2018, the Company opened 27 directly operated stores compared to 24 directly operated stores that were opened in the same prior-year period.
Financing Activities
Net cash used in financing activities was $38.3 million for the three months ended May 5, 2018, compared to $36.0 million for the three months ended April 29, 2017. Net cash used in financing activities related primarily to repurchases of shares of the Company’s common stock and the payment of dividends. In addition, payments related to capital lease obligations and borrowings and proceeds from issuance of common stock under our equity plan and capital contributions from noncontrolling interests are also included in cash flows used in financing activities.
The increase in cash used in financing activities was driven primarily by higher payments for repurchases of shares of the Company’s common stock, partially offset by proceeds from issuance of common stock under our equity plan during the three months ended May 5, 2018 compared to the same prior-year period.
Effect of Exchange Rates on Cash, Cash Equivalents and Restricted Cash
During the three months ended May 5, 2018, changes in foreign currency translation rates decreased our reported cash, cash equivalents and restricted cash balance by $8.2 million. This compares to an increase of $5.4 million in cash, cash equivalents and restricted cash driven by changes in foreign currency translation rates during the three months ended April 29, 2017.
Working Capital
As of May 5, 2018, the Company had net working capital (including cash and cash equivalents) of $590.1 million, compared to $640.9 million at February 3, 2018 and $654.8 million at April 29, 2017. The Company’s primary working capital needs are for accounts receivable and inventory. Accounts receivable increased by $49.5 million, or 25.6%, to $243.1 million as of May 5, 2018, compared to $193.6 million at April 29, 2017. The accounts receivable balance consists of trade receivables relating primarily to the Company’s wholesale business in Europe and, to a lesser extent, to its wholesale businesses in the Americas and Asia, royalty receivables relating to its licensing operations, credit card and retail concession receivables related to its retail businesses and certain other receivables. On a constant currency basis, accounts receivable increased by $33.5 million, or 17.3%, when compared to April 29, 2017. The increase was driven primarily by higher wholesale shipments during the three months ended May 5, 2018 compared to the same prior-year period. As of May 5, 2018, approximately 51% of our total net trade receivables and 63% of our European net trade receivables were subject to credit insurance coverage, certain bank guarantees or letters of credit for collection purposes. Our credit insurance coverage contains certain terms and conditions specifying deductibles and annual claim limits. Inventory increased by $32.2 million, or 8.0%, to $434.9 million as of May 5, 2018, compared to $402.7 million at April 29, 2017. On a constant currency basis, inventory increased by $9.7 million, or 2.4%, when compared to April 29, 2017, driven primarily by retail expansion in our international markets and, to a lesser extent, timing on receipts related to the relocation of the Company’s European distribution center.
Dividends
During the first quarter of fiscal 2008, the Company announced the initiation of a quarterly cash dividend of $0.06 per share of the Company’s common stock. Since that time, the Company has continued to pay a quarterly cash dividend, which has subsequently increased to $0.225 per common share.
On May 30, 2018, the Company announced a regular quarterly cash dividend of $0.225 per share on the Company’s common stock. The cash dividend will be paid on June 29, 2018 to shareholders of record as of the close of business on June 13, 2018.
The payment of cash dividends in the future will be at the discretion of our Board of Directors and will be based upon a number of business, legal and other considerations, including our cash flow from operations, capital expenditures, debt service and covenant requirements, cash paid for income taxes, earnings, share repurchases, economic conditions and U.S. and global liquidity.
Share Repurchases
On June 26, 2012, the Company’s Board of Directors authorized a program to repurchase, from time-to-time and as market and business conditions warrant, up to $500 million of the Company’s common stock. Repurchases under the program may be made on the open market or in privately negotiated transactions, pursuant to Rule 10b5-1 trading plans or other available means. There is no minimum or maximum number of shares to be repurchased under the program, which may be discontinued at any time, without prior notice. During the three months ended May 5, 2018, the Company repurchased 1,118,808 shares under the program at an aggregate cost of $17.6 million. During the three months ended May 5, 2018, the Company also paid an additional $6.0 million for shares that were repurchased during the fourth quarter of fiscal 2018 but were settled during the first quarter of fiscal 2019. During the three months ended April 29, 2017, the Company repurchased 1,485,195 shares under the program at an aggregate cost of $17.8 million. As of May 5, 2018, the Company had remaining authority under the program to purchase $374.6 million of its common stock.
Capital Expenditures
Gross capital expenditures totaled $19.0 million, before deducting lease incentives of $1.6 million, for the three months ended May 5, 2018. This compares to gross capital expenditures of $18.8 million, before deducting lease incentives of $3.1 million for the three months ended April 29, 2017.
The Company’s investments in capital for the full fiscal year 2019 are planned between $85 million and $95 million. The planned investments in capital are related primarily to retail and e-commerce expansion in Europe and Asia as well as continued investments in technology to support our long-term growth plans.
We will periodically evaluate strategic acquisitions and alliances and pursue those that we believe will support and contribute to our overall growth initiatives.

Borrowings and Capital Lease Obligations
Credit Facilities
On June 23, 2015, the Company entered into a five-year senior secured asset-based revolving credit facility with Bank of America, N.A. and the other lenders party thereto (the “Credit Facility”). The Credit Facility provides for a borrowing capacity in an amount up to $150 million, including a Canadian sub-facility up to $50 million, subject to a borrowing base. Based on applicable accounts receivable, inventory, eligible cash balances and relevant covenant restrictions as of May 5, 2018, the Company could have borrowed up to $97 million under the Credit Facility. The Credit Facility has an option to expand the borrowing capacity by up to $150 million subject to certain terms and conditions, including the willingness of existing or new lenders to assume such increased amount. The Credit Facility is available for direct borrowings and the issuance of letters of credit, subject to certain letters of credit sublimits, and may be used for working capital and other general corporate purposes.
All obligations under the Credit Facility are unconditionally guaranteed by the Company and the Company’s existing and future domestic and Canadian subsidiaries, subject to certain exceptions, and are secured by a first priority lien on substantially all of the assets of the Company and such domestic and Canadian subsidiaries, as applicable.
Direct borrowings under the Credit Facility made by the Company and its domestic subsidiaries shall bear interest at the U.S. base rate plus an applicable margin (varying from 0.25% to 0.75%) or at LIBOR plus an applicable margin (varying from 1.25% to 1.75%). The U.S. base rate is based on the greater of (i) the U.S. prime rate, (ii) the federal funds rate, plus 0.5%, and (iii) LIBOR for a 30 day interest period, plus 1.0%. Direct borrowings under the Credit Facility made by the Company’s Canadian subsidiaries shall bear interest at the Canadian prime rate plus an applicable margin (varying from 0.25% to 0.75%) or at the Canadian BA rate plus an applicable margin (varying from 1.25% to 1.75%). The Canadian prime rate is based on the greater of (i) the Canadian prime rate, (ii) the Bank of Canada overnight rate, plus 0.5%, and (iii) the Canadian BA rate for a one month interest period, plus 1.0%. The applicable margins are calculated quarterly and vary based on the average daily availability of the aggregate borrowing base. The Company is also obligated to pay certain commitment, letter of credit and other fees customary for a credit facility of this size and type. As of May 5, 2018, the Company had $1.0 million in outstanding standby letters of credit, no outstanding documentary letters of credit and no outstanding borrowings under the Credit Facility.
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
The Company, through its European subsidiaries, maintains short-term uncommitted borrowing agreements, primarily for working capital purposes, with various banks in Europe. The majority of the borrowings under these agreements are secured by specific accounts receivable balances. Based on the applicable accounts receivable balances as of May 5, 2018, the Company could have borrowed up to $66.6 million under these agreements. As of May 5, 2018, the Company had no outstanding borrowings or outstanding documentary letters of credit under these agreements. The agreements are denominated primarily in euros and provide for annual interest rates ranging from 0.5% to 4.6%. The maturities of any short-term borrowings under these arrangements are generally linked to the credit terms of the underlying accounts receivable that secure the borrowings. With the exception of one facility for up to $41.9 million that has a minimum net equity requirement, there are no other financial ratio covenants.

Mortgage Debt
On February 16, 2016, the Company entered into a ten-year $21.5 million real estate secured loan (the “Mortgage Debt”). The Mortgage Debt is secured by the Company’s U.S. distribution center based in Louisville, Kentucky and provides for monthly principal and interest payments based on a 25-year amortization schedule, with the remaining principal balance and any accrued and unpaid interest due at maturity. Outstanding principal balances under the Mortgage Debt bear interest at the one-month LIBOR rate plus 1.5%. As of May 5, 2018, outstanding borrowings under the Mortgage Debt, net of debt issuance costs of $0.1 million, were $20.2 million. At February 3, 2018, outstanding borrowings under the Mortgage Debt, net of debt issuance costs of $0.1 million, were $20.3 million.
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
On February 16, 2016, the Company also entered into a separate interest rate swap agreement, designated as a cash flow hedge, that resulted in a swap fixed rate of approximately 3.06%. This interest rate swap agreement matures in January 2026 and converts the nature of the Mortgage Debt from LIBOR floating-rate debt to fixed-rate debt. The fair value of the interest rate swap asset for each of the periods ended May 5, 2018 and February 3, 2018 was approximately $1.5 million.
Capital Lease Obligations
During fiscal 2018, the Company began the relocation of its European distribution center to the Netherlands. As a result, the Company entered into a capital lease of $17.0 million for equipment used in the new facility. The capital lease primarily provides for monthly minimum lease payments through May 2027 with an effective interest rate of approximately 6%. As of May 5, 2018 and February 3, 2018, the capital lease obligation was $16.3 million and $17.3 million, respectively.
The Company also has smaller capital leases related primarily to computer hardware and software. These capital lease obligations totaled $1.3 million for each of the periods ended May 5, 2018 and February 3, 2018.
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
As a non-qualified pension plan, no dedicated funding of the SERP is required; however, the Company has made periodic payments into insurance policies held in a rabbi trust to fund the expected obligations arising under the non-qualified SERP. The amount of any future payments into the insurance policies, if any, may vary depending on investment performance of the trust. The cash surrender values of the insurance policies were $63.0 million and $64.5 million as of May 5, 2018 and February 3, 2018, respectively, and were included in other assets in the Company’s condensed consolidated balance sheets. As a result of changes in the value of the insurance policy investments, the Company recorded unrealized gains (losses) of $(1.0) million and $1.9 million in other income and expense during the three months ended May 5, 2018 and April 29, 2017, respectively. The projected benefit obligation was $54.8 million as of May 5, 2018 and February 3, 2018 and was included in accrued expenses and other long-term liabilities in the Company’s condensed consolidated balance sheets depending on the expected timing of payments. SERP benefit payments of $0.4 million were made during each of the three months ended May 5, 2018 and April 29, 2017.
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
U.S. and Canada Backlog. Our U.S. and Canadian wholesale backlog as of June 4, 2018, consisting primarily of orders for fashion apparel, was $50.0 million in constant currency, compared to $40.7 million at June 5, 2017, an increase of 22.7%.
Europe Backlog. As of June 3, 2018, the European wholesale backlog was €246.2 million, compared to €219.0 million at June 5, 2017, an increase of 12.4%. The backlog as of June 3, 2018 is comprised of sales orders for the Spring/Summer 2018, Fall/Winter 2018 and Spring/Summer 2019 seasons.
Application of Critical Accounting Policies
Our critical accounting policies reflecting our estimates and judgments are described in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the year ended February 3, 2018 filed with the SEC on March 29, 2018. There have been no significant changes to our critical accounting policies during the three months ended May 5, 2018.
Recently Issued Accounting Guidance
In February 2016, the FASB issued a comprehensive new lease standard which will supersede previous lease guidance. The standard requires a lessee to recognize assets and liabilities related to long-term leases that were classified as operating leases under previous guidance in its balance sheet. An asset would be recognized related to the right to use the underlying asset and a liability would be recognized related to the obligation to make lease payments over the term of the lease. The standard also requires expanded disclosures surrounding leases. The standard is effective for fiscal periods beginning after December 15, 2018, which will be the Company’s first quarter of fiscal 2020, and requires modified retrospective adoption, with early adoption permitted. The Company has selected a lease management system and is in the process of implementing processes and controls to enable the preparation of the required financial information for this standard. The Company expects that this adoption will result in material increases in assets and liabilities in its consolidated balance sheet as well as enhanced disclosures.
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
Exchange Rate Risk
More than half of product sales and licensing revenue recorded for the three months ended May 5, 2018 were denominated in currencies other than the U.S. dollar. The Company’s primary exchange rate risk relates to operations in Europe, Canada, South Korea, China and Mexico. Changes in currencies affect our earnings in various ways. For further discussion on currency-related risk, please refer to our risk factors under “Part I, Item 1A. Risk Factors” contained in the Company’s most recent Annual Report on Form 10-K for the fiscal year ended February 3, 2018.
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

Foreign Exchange Currency Contracts Designated as Cash Flow Hedges
During the three months ended May 5, 2018, the Company purchased U.S. dollar forward contracts in Europe totaling US$15.3 million that were designated as cash flow hedges. As of May 5, 2018, the Company had forward contracts outstanding for its European and Canadian operations of US$131.5 million and US$28.2 million, respectively, to hedge forecasted merchandise purchases, which are expected to mature over the next 15 months. The Company’s foreign exchange currency contracts are recorded in its condensed consolidated balance sheet at fair value based on quoted market rates. Changes in the fair value of the U.S. dollar forward contracts, designated as cash flow hedges for forecasted merchandise purchases, are recorded as a component of accumulated other comprehensive income (loss) within stockholders’ equity and are recognized in cost of product sales in the period which approximates the time the hedged merchandise inventory is sold. Changes in the fair value of the U.S. dollar forward contracts, designated as cash flow hedges for forecasted intercompany royalties, are recorded as a component of accumulated other comprehensive income (loss) within stockholders’ equity and are recognized in other income and expense in the period in which the royalty expense is incurred.
As of May 5, 2018, accumulated other comprehensive income (loss) related to foreign exchange currency contracts included a net unrealized loss of approximately $7.4 million, net of tax, of which $7.2 million will be recognized in cost of product sales or other expense over the following 12 months, at the then current values on a pre-tax basis, which can be different than the current quarter-end values. As of May 5, 2018, the net unrealized loss of the remaining open forward contracts recorded in the Company’s condensed consolidated balance sheet was approximately $3.1 million.
At February 3, 2018, the Company had forward contracts outstanding for its European and Canadian operations of US$145.8 million and US$38.7 million, respectively, that were designated as cash flow hedges. At February 3, 2018, the net unrealized loss of these open forward contracts recorded in the Company’s condensed consolidated balance sheet was approximately $13.7 million.
Derivatives Not Designated as Hedging Instruments
The Company also has foreign exchange currency contracts that are not designated as hedging instruments for accounting purposes. Changes in fair value of foreign exchange currency contracts not designated as hedging instruments are reported in net earnings (loss) as part of other income and expense. For the three months ended May 5, 2018, the Company recorded a net gain of $3.7 million for its euro and Canadian dollar foreign exchange currency contracts not designated as hedges, which has been included in other income. As of May 5, 2018, the Company had euro foreign exchange currency contracts to purchase US$66.4 million expected to mature over the next 11 months and Canadian dollar foreign exchange currency contracts to purchase US$12.2 million expected to mature over the next eight months. As of May 5, 2018, the net unrealized loss of these open forward contracts recorded in the Company’s condensed consolidated balance sheet was approximately $0.8 million.
At February 3, 2018, the Company had euro foreign exchange currency contracts to purchase US$68.2 million and Canadian dollar foreign exchange currency contracts to purchase US$17.6 million. At February 3, 2018, the net unrealized loss of these open forward contracts recorded in the Company’s condensed consolidated balance sheet was approximately $4.3 million.
Sensitivity Analysis
As of May 5, 2018, a sensitivity analysis of changes in foreign currencies when measured against the U.S. dollar indicates that, if the U.S. dollar had uniformly weakened by 10% against all of the U.S. dollar denominated foreign exchange derivatives totaling US$238.3 million, the fair value of the instruments would have decreased by $26.5 million. Conversely, if the U.S. dollar uniformly strengthened by 10% against all of the U.S. dollar denominated foreign exchange derivatives, the fair value of these instruments would have increased by $21.7 million. Any resulting changes in the fair value of the hedged instruments may be partially offset by changes in the fair value of certain balance sheet positions (primarily U.S. dollar denominated liabilities in our foreign operations) impacted by the change in the foreign currency rate. The ability to reduce the exposure of currencies on earnings depends on the magnitude of the derivatives compared to the balance sheet positions during each reporting cycle.

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
As of May 5, 2018, accumulated other comprehensive income (loss) related to the interest rate swap agreement included a net unrealized gain of approximately $1.2 million, net of tax, which will be recognized in interest expense after the following 12 months, at the then current values on a pre-tax basis, which can be different than the current quarter-end values. As of May 5, 2018, the net unrealized gain of the interest rate swap recorded in the Company’s condensed consolidated balance sheet was approximately $1.5 million.
At February 3, 2018, the net unrealized gain of the interest rate swap recorded in the Company’s condensed consolidated balance sheet was approximately $1.5 million.
Sensitivity Analysis
As of May 5, 2018, approximately 93% of the Company’s total indebtedness related to a real estate secured term loan and capital lease obligations. The real estate secured term loan is covered by a separate interest rate swap agreement with a swap fixed interest rate of approximately 3.06% that matures in January 2026. The interest rate swap agreement is designated as a cash flow hedge and converts the nature of the Company’s real estate secured term loan from LIBOR floating-rate debt to fixed-rate debt. The capital lease obligations are based on fixed interest rates derived from the respective agreements.
The Company’s remaining indebtedness is at variable rates of interest. Accordingly, changes in interest rates would impact the Company’s results of operations in future periods. A 100 basis point increase in interest rates would have had an insignificant effect on interest expense for the three months ended May 5, 2018.
The fair value of the Company’s debt instruments are based on the amount of future cash flows associated with each instrument discounted using the Company’s incremental borrowing rate. As of May 5, 2018 and February 3, 2018, the carrying value of all financial instruments was not materially different from fair value, as the interest rates on the Company’s debt approximated rates currently available to the Company.
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

There was no change in our internal control over financial reporting during the first quarter of fiscal 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II.  OTHER INFORMATION

ITEM 1.	Legal Proceedings.
On May 6, 2009, Gucci America, Inc. filed a complaint in the U.S. District Court for the Southern District of New York against Guess?, Inc. and certain third party licensees for the Company asserting, among other things, trademark and trade dress law violations and unfair competition. The complaint sought injunctive relief, compensatory damages, including treble damages, and certain other relief. Complaints similar to those in the above action were subsequently filed by Gucci entities against the Company and certain of its subsidiaries in the Court of Milan, Italy, the Intermediate People’s Court of Nanjing, China and the Court of Paris, France. The three-week bench trial in the U.S. matter concluded on April 19, 2012, with the court issuing a preliminary ruling on May 21, 2012 and a final ruling on July 19, 2012. Although the plaintiff was seeking compensation in the U.S. matter in the form of damages of $26 million and an accounting of profits of $99 million, the final ruling provided for monetary damages of $2.3 million against the Company and $2.3 million against certain of its licensees. The court also granted narrow injunctions in favor of the plaintiff for certain of the claimed infringements. On August 20, 2012, the appeal period expired without any party having filed an appeal, rendering the judgment final. On May 2, 2013, the Court of Milan ruled in favor of the Company in the Milan, Italy matter. In the ruling, the Court rejected all of the plaintiff’s claims and ordered the cancellation of three of the plaintiff’s Italian and four of the plaintiff’s European Community trademark registrations. On June 10, 2013, the plaintiff appealed the Court’s ruling in the Milan matter. On September 15, 2014, the Court of Appeal of Milan affirmed the majority of the lower Court’s ruling in favor of the Company, but overturned the lower Court’s finding with respect to an unfair competition claim. That portion of the matter moved to a damages phase based on the ruling. On October 16, 2015, the plaintiff appealed the remainder of the Court of Appeal of Milan’s ruling in favor of the Company to the Italian Supreme Court of Cassation. In the China matter, the Intermediate People’s Court of Nanjing, China issued a ruling on November 8, 2013 granting an injunction in favor of the plaintiff for certain of the claimed infringements on handbags and small leather goods and awarding the plaintiff statutory damages in the amount of approximately $80,000. The Company strongly disagreed with the Court’s decision and appealed the ruling. On August 31, 2016, the Court of Appeal for the China matter issued a decision in favor of the Company, rejecting all of the plaintiff’s claims. In March 2017, the plaintiff petitioned the China Supreme Court for a retrial of the matter. On January 30, 2015, the Court of Paris ruled in favor of the Company in the France matter, rejecting all of the plaintiff’s claims and partially canceling two of the plaintiff’s community trademark registrations and one of the plaintiff’s international trademark registrations. On February 17, 2015, the plaintiff appealed the Court of Paris’ ruling. In April 2018, the parties entered into an agreement to settle all pending worldwide intellectual property litigation and trademark office matters between the parties and their subsidiaries, including the previously active litigation matters in Italy, China and France. As part of the settlement, the parties agreed on the use of various design elements by each party on a go-forward basis. The settlement did not have a significant impact on the Company’s financial results, and the terms of the settlement are not expected to have a negative impact on the Company’s business operations going forward.
The Company has received customs tax assessment notices from the Italian Customs Agency regarding its customs tax audit of one of the Company’s European subsidiaries for the period from July 2010 through December 2012. Such assessments totaled €9.8 million ($11.7 million), including potential penalties and interest. The Company strongly disagrees with the positions that the Italian Customs Agency has taken and therefore filed appeals with the Milan First Degree Tax Court (“MFDTC”). In May 2015, the MFDTC issued a judgment in favor of the Company in relation to the first set of appeals (covering the period through September 2010) and canceled the related assessments totaling €1.7 million ($2 million). In November 2015, the Italian Customs Agency notified the Company of its intent to appeal this first MFDTC judgment. During fiscal 2017, the Appeals Court ruled in favor of the Company and rejected the appeal by the Italian Customs Agency on the first MFDTC judgment. During fiscal 2017, the MFDTC also issued judgments in favor of the Company in relation to the second through seventh set of appeals (covering the period from October 2010 through December 2012) and canceled the related assessments totaling €8.1 million ($9.7 million). Subsequently, the Italian Customs Agency has appealed the majority of these favorable MFDTC judgments, as well as certain of the Appeals Court judgments. In April 2018, a different section of the Appeals Court ruled in favor of the Italian Customs Agency with respect to a portion of the outstanding appeals (covering the period from October through December 2010) totaling €1.2 million ($1.5 million). The Company believes that this recent Appeals Court ruling is incorrect and inconsistent with the prior rulings on similar matters by both the MFDTC and the Appeals Court, and plans to appeal the decision. However, there can be no assurances the Company will be successful in the remaining appeals. It also continues to be possible that the Company will receive similar or even larger assessments for periods subsequent to December 2012 or other claims or charges related to the matter in the future. Although the Company believes that it has a strong position and will continue to vigorously defend this matter, it is unable to predict with certainty whether or not these efforts will ultimately be successful or whether the outcome will have a material impact on the Company’s financial position or results of operations.
On June 6, 2017, the European Commission notified the Company that it had initiated proceedings to investigate whether certain of the Company’s practices and agreements concerning the distribution of apparel and accessories within the European Union breach European Union competition rules related to cross-border transactions, internet sales limitations and resale price restrictions. The initiation of the proceedings does not mean that the European Commission has made a definitive conclusion regarding whether the Company breached any rules. The Company has cooperated and plans to continue to cooperate with the European Commission, including through responses to requests for information and through changes to certain business practices and agreements, as appropriate. If a violation is ultimately found, a broad range of remedies is potentially available to the European Commission, including imposing a fine and/or injunctive relief prohibiting or restricting certain business practices. As of November 6, 2017, the Company and the European Commission agreed to begin a settlement discussion process to determine if the parties can mutually agree on an outcome of the proceedings. Those discussions are still ongoing. At this point, the Company is unable to predict the timing or outcome of these proceedings, including the magnitude of any potential fine. However, the Company does not currently believe that any changes to its business practices or agreements made in connection with this proceeding will have a material impact on its ongoing business operations within the European Union.
The Company is also involved in various other claims and other matters incidental to the Company’s business, the resolutions of which are not expected to have a material adverse effect on the Company’s financial position or results of operations.
ITEM 1A. Risk Factors.
There have not been any material changes from the Risk Factors as previously disclosed in our Annual Report on Form 10-K for the year ended February 3, 2018, filed with the SEC on March 29, 2018.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
Items (a) and (b) are not applicable.
Item (c).  Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
February 4, 2018 to March 3, 2018
Repurchase program (1)	1,118,808	$15.69	1,118,808	$374,636,677
Employee transactions (2)	1,025	$15.57	—
March 4, 2018 to April 7, 2018
Repurchase program (1)	—	—	—	$374,636,677
Employee transactions (2)	6,246	$20.67	—
April 8, 2018 to May 5, 2018
Repurchase program (1)	—	—	—	$374,636,677
Employee transactions (2)	821	$23.71	—
Total
Repurchase program (1)	1,118,808	$15.69	1,118,808
Employee transactions (2)	8,092	$20.33	—

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

3.2.	Third Amended and Restated Bylaws of the Registrant (incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended February 3, 2018).
4.1.	Specimen Stock Certificate (incorporated by reference from Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-4419) filed July 30, 1996).
†31.1.	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
†31.2.	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
†32.1.	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
†32.2.	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
†101.INS	XBRL Instance Document
†101.SCH	XBRL Taxonomy Extension Schema Document
†101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
†101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
†101.LAB	XBRL Taxonomy Extension Label Linkbase Document
†101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
_______________________________________________________________________________

†	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Guess?, Inc.

Date:	June 7, 2018	By:	/s/ VICTOR HERRERO
Victor Herrero
Chief Executive Officer

Date:	June 7, 2018	By:	/s/ SANDEEP REDDY
Sandeep Reddy
Chief Financial Officer
(Principal Financial Officer)