Form 10-Q
period 2018-08-04
GUESS INC
filed 2018-09-06
CIK 912463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 4, 2018
OR
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

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
As of September 4, 2018, the registrant had 81,025,423 shares of Common Stock, $.01 par value per share, outstanding.

GUESS?, INC.
FORM 10-Q

i

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements.
GUESS?, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands, except share data)

	Aug 4, 2018	Feb 3, 2018
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$219,062	$367,441
Accounts receivable, net	283,375	259,996
Inventories	464,531	428,304
Other current assets	86,030	52,964
Total current assets	1,052,998	1,108,705
Property and equipment, net	288,740	294,254
Goodwill	37,299	38,481
Other intangible assets, net	7,642	5,977
Deferred tax assets	63,277	68,386
Restricted cash	372	241
Other assets	139,570	139,590
	$1,589,898	$1,655,634
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of capital lease obligations and borrowings	$3,504	$2,845
Accounts payable	279,053	264,438
Accrued expenses	187,332	200,562
Total current liabilities	469,889	467,845
Long-term debt and capital lease obligations	36,945	39,196
Deferred rent and lease incentives	81,652	81,564
Other long-term liabilities	130,380	127,964
	718,866	716,569
Redeemable noncontrolling interests	4,951	5,590

Commitments and contingencies (Note 12)

Stockholders’ equity:
Preferred stock, $.01 par value. Authorized 10,000,000 shares; no shares issued and outstanding	—	—
Common stock, $.01 par value. Authorized 150,000,000 shares; issued 142,373,036 and 141,623,687 shares, outstanding 81,030,202 and 81,371,118 shares, as of August 4, 2018 and February 3, 2018, respectively	810	813
Paid-in capital	510,550	498,249
Retained earnings	1,105,173	1,132,173
Accumulated other comprehensive loss	(126,020)	(93,062)
Treasury stock, 61,342,834 and 60,252,569 shares as of August 4, 2018 and February 3, 2018, respectively	(638,644)	(621,354)
Guess?, Inc. stockholders’ equity	851,869	916,819
Nonredeemable noncontrolling interests	14,212	16,656
Total stockholders’ equity	866,081	933,475
	$1,589,898	$1,655,634

See accompanying notes to condensed consolidated financial statements.

GUESS?, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) (in thousands, except per share data) (unaudited)

	Three Months Ended		Six Months Ended
	Aug 4, 2018	Jul 29, 2017	Aug 4, 2018	Jul 29, 2017
Product sales	$626,162	$551,794	$1,127,667	$990,114
Net royalties	19,709	16,498	39,493	32,523
Net revenue	645,871	568,292	1,167,160	1,022,637
Cost of product sales	406,440	370,265	753,791	679,968
Gross profit	239,431	198,027	413,369	342,669
Selling, general and administrative expenses	204,569	173,007	402,788	339,862
Net gains on lease terminations	—	—	(152)	—
Asset impairment charges	2,981	1,233	3,740	3,995
Earnings (loss) from operations	31,881	23,787	6,993	(1,188)
Other income (expense):
Interest expense	(863)	(544)	(1,602)	(958)
Interest income	1,132	1,260	2,109	2,131
Other income (expense), net	1,360	(2,169)	(1,254)	(281)
	1,629	(1,453)	(747)	892

Earnings (loss) before income tax expense	33,510	22,334	6,246	(296)
Income tax expense	7,776	6,453	1,499	5,050
Net earnings (loss)	25,734	15,881	4,747	(5,346)
Net earnings attributable to noncontrolling interests	204	662	438	728
Net earnings (loss) attributable to Guess?, Inc.	$25,530	$15,219	$4,309	$(6,074)

Net earnings (loss) per common share attributable to common stockholders (Note 3):
Basic	$0.32	$0.18	$0.05	$(0.08)
Diluted	$0.31	$0.18	$0.05	$(0.08)

Weighted average common shares outstanding attributable to common stockholders (Note 3):
Basic	80,110	82,396	80,006	82,703
Diluted	81,550	82,763	81,248	82,703

Dividends declared per common share	$0.225	$0.225	$0.450	$0.450

See accompanying notes to condensed consolidated financial statements.

GUESS?, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (in thousands) (unaudited)

	Three Months Ended		Six Months Ended
	Aug 4, 2018	Jul 29, 2017	Aug 4, 2018	Jul 29, 2017
Net earnings (loss)	$25,734	$15,881	$4,747	$(5,346)
Other comprehensive income (loss) (“OCI”):
Foreign currency translation adjustment
Gains (losses) arising during the period	(22,953)	44,037	(47,525)	56,872
Derivative financial instruments designated as cash flow hedges
Gains (losses) arising during the period	4,675	(15,535)	12,167	(15,089)
Less income tax effect	(564)	2,442	(1,588)	2,120
Reclassification to net earnings (loss) for (gains) losses realized	2,311	(649)	4,190	(1,310)
Less income tax effect	(279)	43	(542)	128
Defined benefit plans
Foreign currency and other adjustments	(40)	(90)	303	(104)
Less income tax effect	6	8	(26)	9
Net actuarial loss amortization	151	111	303	228
Prior service credit amortization	(7)	(6)	(14)	(13)
Less income tax effect	(19)	(20)	(39)	(41)
Total comprehensive income (loss)	9,015	46,222	(28,024)	37,454
Less comprehensive income attributable to noncontrolling interests:
Net earnings	204	662	438	728
Foreign currency translation adjustment	511	958	187	2,320
Amounts attributable to noncontrolling interests	715	1,620	625	3,048
Comprehensive income (loss) attributable to Guess?, Inc.	$8,300	$44,602	$(28,649)	$34,406

See accompanying notes to condensed consolidated financial statements.

GUESS?, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) (unaudited)

	Six Months Ended
	Aug 4, 2018	Jul 29, 2017
Cash flows from operating activities:
Net earnings (loss)	$4,747	$(5,346)
Adjustments to reconcile net earnings (loss) to net cash used in operating activities:
Depreciation and amortization of property and equipment	31,195	29,802
Amortization of other long-term and intangible assets	1,850	783
Share-based compensation expense	7,989	8,150
Unrealized forward contract (gains) losses	(2,365)	5,063
Net loss on disposition of property and equipment and long-term assets	4,125	3,717
Other items, net	10,467	(5,734)
Changes in operating assets and liabilities:
Accounts receivable	(967)	4,246
Inventories	(71,044)	(47,419)
Prepaid expenses and other assets	(20,971)	(2,606)
Accounts payable and accrued expenses	6,210	3,158
Deferred rent and lease incentives	2,396	1,657
Other long-term liabilities	4,716	(5,136)
Net cash used in operating activities	(21,652)	(9,665)
Cash flows from investing activities:
Purchases of property and equipment	(46,006)	(39,591)
Changes in other assets	—	(553)
Acquisition of businesses, net of cash acquired	(6,321)	(175)
Net cash settlement of forward contracts	685	1,279
Purchases of investments	(1,581)	(497)
Net cash used in investing activities	(53,223)	(39,537)
Cash flows from financing activities:
Proceeds from borrowings	—	166
Repayment of capital lease obligations and borrowings	(1,181)	(453)
Dividends paid	(36,625)	(37,790)
Noncontrolling interest capital contribution	—	962
Issuance of common stock, net of tax withholdings on vesting of stock awards	4,634	(149)
Purchase of treasury stock	(23,620)	(17,827)
Net cash used in financing activities	(56,792)	(55,091)
Effect of exchange rates on cash, cash equivalents and restricted cash	(16,581)	24,444
Net change in cash, cash equivalents and restricted cash	(148,248)	(79,849)
Cash, cash equivalents and restricted cash at the beginning of the year	367,682	397,650
Cash, cash equivalents and restricted cash at the end of the period	$219,434	$317,801

Supplemental cash flow data:
Interest paid	$683	$536
Income taxes paid	$21,436	$13,222

Non-cash investing and financing activity:
Assets acquired under capital lease obligations	$1,164	$17,522
Noncontrolling interest capital distributions	$3,069	$—

See accompanying notes to condensed consolidated financial statements.

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
August 4, 2018
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
Basis of Presentation
In the opinion of management, the accompanying unaudited condensed consolidated financial statements of the Company contain all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the condensed consolidated balance sheets as of August 4, 2018 and February 3, 2018, the condensed consolidated statements of income (loss) and comprehensive income (loss) for the three and six months ended August 4, 2018 and July 29, 2017 and the condensed consolidated statements of cash flows for the six months ended August 4, 2018 and July 29, 2017. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) for interim financial information and the instructions to Rule 10-01 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they have been condensed and do not include all of the information and footnotes required by GAAP for complete financial statements. The results of operations for the three and six months ended August 4, 2018 are not necessarily indicative of the results of operations to be expected for the full fiscal year. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended February 3, 2018.
The three and six months ended August 4, 2018 had the same number of days as the three and six months ended July 29, 2017. All references herein to “fiscal 2019,” “fiscal 2018” and “fiscal 2017” represent the results of the 52-week fiscal year ending February 2, 2019, the 53-week fiscal year ended February 3, 2018 and the 52-week fiscal year ended January 28, 2017, respectively.
Reclassifications
The Company has made certain reclassifications to prior year amounts to conform to the current period presentation within the accompanying notes to the condensed consolidated financial statements.
Net Gains on Lease Terminations
During the six months ended August 4, 2018, the Company recorded net gains on lease terminations of approximately $0.2 million related primarily to the early termination of certain lease agreements in North America. The net gains on lease terminations were recorded during the three months ended May 5, 2018. There were no net gains on lease terminations during the three or six months ended July 29, 2017.
New Accounting Guidance
Changes in Accounting Policies
In May 2014, the Financial Accounting Standards Board (“FASB”) issued a comprehensive new revenue recognition standard which superseded previous existing revenue recognition guidance. The standard is intended to clarify the principles of recognizing revenue and create common revenue recognition guidance between GAAP and International Financial Reporting Standards. The standard also requires expanded disclosures surrounding revenue recognition. During fiscal 2017, the FASB issued additional clarification guidance on the new revenue recognition standard which also included certain scope improvements and practical expedients. The Company adopted this guidance (including clarification guidance issued) effective February 4, 2018 using the modified retrospective method and, as a result, recorded a cumulative adjustment to increase retained earnings by approximately $5.8 million, net of taxes. The adjustment related primarily to changes in the presentation of advertising contributions received from the Company’s licensees and the related advertising expenditures incurred by the Company. Under previous guidance, the Company recorded advertising contributions received from its licensees and the related advertising expenditures incurred by the Company on a net basis in its consolidated balance sheet. To the extent that the advertising contributions exceeded the Company’s advertising expenditures for its licensees, the excess contribution was treated as a deferred liability and was included in accrued expenses in the Company’s consolidated balance sheet. Under the new revenue recognition standard, advertising contributions and related advertising expenditures related to the Company’s licensing business are recorded on a gross basis in the Company’s condensed consolidated statements of income (loss). This change resulted in an increase to net revenue and selling, general, and administrative (“SG&A”) expenses of $2.1 million and $1.5 million, respectively, during the three months ended August 4, 2018 compared to the same prior-year period. During the six months ended August 4, 2018, this change resulted in an increase to net revenue and SG&A expenses of $4.4 million and $4.8 million, respectively, compared to the same prior-year period. Other minor differences related to the timing of revenue recognition from the Company’s e-commerce operations, which are now recognized when merchandise is transferred to a common carrier rather than upon receipt by the customer, and a minimal change in the valuation of the amount that is deferred related to points earned under the Company’s loyalty programs. Additionally, allowances for wholesale sales returns and wholesale markdowns are now presented as accrued expenses rather than as reductions to accounts receivable and the estimated cost associated with the allowance for sales returns is presented within other current assets rather than included in inventories in the Company’s consolidated balance sheet. Refer to Note 2 for the Company’s expanded disclosures on revenue recognition.
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
In March 2017, the FASB issued authoritative guidance related to the presentation of net periodic pension cost in the income statement. This guidance requires that the service cost component of net periodic pension cost be presented in the same line as other compensation costs arising from services rendered by the employees during the period. The other non-service components of net periodic pension cost are required to be presented in the income statement separately from the service cost component and outside of earnings from operations. This guidance also allows for the service cost component to be eligible for capitalization when applicable. The Company adopted this guidance effective February 4, 2018 on a retrospective basis for the presentation of the service cost component and other non-service components of net periodic pension cost in the income statement and on a prospective basis for capitalization of the service cost component. As a result, the Company reclassified $0.5 million and $1.1 million from SG&A expenses to other income (expense) during the three and six months ended July 29, 2017, respectively, which resulted in a related improvement in operating earnings (loss) during each of the respective periods. Other than the change in presentation of other non-service components of net periodic pension cost within the Company’s consolidated statements of income (loss), the adoption of this guidance did not have an impact on the Company’s consolidated financial statements and related disclosures.
In May 2017, the FASB issued authoritative guidance that provides clarification on accounting for modifications in share-based payment awards. The Company adopted this guidance effective February 4, 2018. The adoption of this guidance did not have an impact on the Company’s consolidated financial statements or related disclosures.
In June 2018, the FASB issued authoritative guidance that expanded the scope of ASC Topic 718, Compensation - Stock Compensation, to include nonemployee share-based payment transactions. The Company early adopted this guidance during the second quarter of fiscal 2019. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements or related disclosures.
Recently Issued Accounting Guidance
In February 2016, the FASB issued a comprehensive new lease standard which will supersede previous lease guidance. The standard requires a lessee to recognize assets and liabilities related to long-term leases that were classified as operating leases under previous guidance in its balance sheet. An asset would be recognized related to the right to use the underlying asset and a liability would be recognized related to the obligation to make lease payments over the term of the lease. The standard also requires expanded disclosures surrounding leases. The standard (including clarification guidance issued during fiscal 2019) is effective for fiscal periods beginning after December 15, 2018, which will be the Company’s first quarter of fiscal 2020, with early adoption permitted. The Company has completed the design phase of its selected lease management system and is in the process of completing its inventory of its lease contracts as well as implementing processes and controls to enable the preparation of the required financial information for this standard. The Company will apply this guidance retrospectively at the beginning of the period of adoption through a cumulative-effect adjustment to retained earnings and expects that this guidance will result in material increases in assets and liabilities in its consolidated balance sheet as well as enhanced disclosures.
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
In August 2018, the FASB issued authoritative guidance to modify the disclosure requirements on fair value measurements in ASC 820, Fair Value Measurement. This guidance is effective for fiscal years beginning after December 15, 2019, which will be the Company’s first quarter of fiscal 2021, with early adoption permitted. The Company is currently evaluating the impact of the adoption of this standard on its related disclosures.
In August 2018, the FASB issued authoritative guidance to modify the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans. This guidance is effective for fiscal years beginning after December 15, 2020, which will be the Company’s first quarter of fiscal 2022, with early adoption permitted. The Company is currently evaluating the impact of the adoption of this standard on its related disclosures.
In August 2018, the FASB issued authoritative guidance to align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The guidance provides criteria for determining which implementation costs to capitalize as an asset related to the service contract and which costs to expense. The capitalized implementation costs are required to be expensed over the term of the hosting arrangement. The guidance also clarifies the presentation requirements for reporting such costs in the entity’s financial statements. This guidance is effective for fiscal years beginning after December 15, 2019, which will be the Company’s first quarter of fiscal 2021, with early adoption permitted. The Company is currently evaluating the impact of the adoption of this standard on its consolidated financial statements and related disclosures.

(2)	Revenue Recognition
Significant Accounting Policies and Practices
Products Transferred at a Point in Time
The Company recognizes the majority of its revenue from its direct-to-consumer (brick-and-mortar retail stores and concessions as well as e-commerce) and wholesale distribution channels at a point in time when it satisfies a performance obligation and transfers control of the product to the respective customer. For the Company’s brick-and-mortar retail stores and concessions, revenue is typically recognized at the point of sale. Revenue generated from the Company’s e-commerce sites is recognized when merchandise is transferred to a common carrier. This is a change compared to the Company’s treatment under previous guidance where revenue from the Company’s e-commerce sites was recognized based on the estimated customer receipt date. This change had an immaterial impact on revenue for the three and six months ended August 4, 2018. Revenue generated from the Company’s wholesale distribution channel is recognized when control transfers to the customer, which generally occurs upon shipment. The amount of revenue that is recognized is based on the transaction price, which represents the invoiced amount and includes estimates of variable consideration such as allowances for sales returns, markdowns and loyalty award obligations, where applicable. The amount of variable consideration included in the transaction price may be constrained and is included only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized under the contract will not occur in a future period.
The Company accepts payments at its brick-and-mortar retail locations and its e-commerce sites in the form of cash, credit cards, gift cards and loyalty points, where applicable. Payment terms, typically less than one year, are offered to the Company’s wholesale customers and do not include a significant financing component. The Company extends credit to wholesale customers based upon an evaluation of the customer’s financial condition and credit history and generally requires no collateral but does obtain credit insurance when considered appropriate. As of August 4, 2018, approximately 52% of the Company’s total net trade receivables and 62% of its European net trade receivables were subject to credit insurance coverage, certain bank guarantees or letters of credit for collection purposes. The Company’s credit insurance coverage contains certain terms and conditions specifying deductibles and annual claim limits. The Company maintains allowances for doubtful accounts for estimated losses that result from the inability of its wholesale customers to make their required payments. The Company bases its allowances on analysis of the aging of accounts receivable at the date of the financial statements, assessments of historical and current collection trends, an evaluation of the impact of current economic conditions and whether the Company has obtained credit insurance or other guarantees. Management performs regular evaluations concerning the ability of its customers to satisfy their obligations and records a provision for doubtful accounts based on these evaluations. The Company’s credit losses for the periods presented were immaterial and did not significantly exceed management’s estimates. Refer to Note 5 for further information regarding the Company’s allowance for doubtful accounts.
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
Sales Return Allowances
The Company accrues for estimated sales returns in the period in which the related revenue is recognized. To recognize the financial impact of sales returns, the Company estimates the amount of goods that will be returned based on historical experience and current trends and reduces sales and cost of sales accordingly. The Company’s policy allows retail customers in certain regions a grace period to return merchandise following the date of sale. Substantially all of these returns are considered to be resalable at a price that exceeds the cost of the merchandise. The Company adopted the new revenue recognition standard effective as of the first quarter of fiscal 2019, and accordingly, has included the allowance for sales returns in accrued expenses and the estimated cost associated with such sales returns within other current assets in its condensed consolidated balance sheet. Prior to the adoption of the new revenue recognition standard, the Company recorded the allowance for wholesale sales returns against accounts receivable and the estimated cost of inventory associated with the allowance for sales returns in inventories. The allowance for retail sales returns was included in accrued expenses which is consistent with the current presentation. As of August 4, 2018, the Company included $27.0 million in accrued expenses related to the allowance for sales returns and $11.6 million in other current assets related to the estimated cost of such sales returns. As of February 3, 2018, the Company included $25.0 million and $2.9 million in accounts receivable and accrued expenses, respectively, related to the allowance for sales returns and $11.9 million in inventories related to the estimated cost of such sales returns.
Markdown Allowances
Costs associated with customer markdowns are recorded as a reduction to revenues and any amounts unapplied to existing receivables are included in accrued expenses. These markdown allowances resulted from seasonal negotiations with the Company’s wholesale customers, as well as historical trends and the evaluation of the impact of current economic conditions. The Company adopted the new revenue recognition standard effective as of the first quarter of fiscal 2019, and accordingly, has included the allowance for markdowns in accrued expenses in its condensed consolidated balance sheet. As of August 4, 2018, the Company included $10.8 million in accrued expenses related to the allowance for markdowns. As of February 3, 2018, the Company included $10.8 million in accounts receivable related to the allowance for markdowns.
Gift Cards
Gift card breakage is income recognized due to the non-redemption of a portion of gift cards sold by the Company for which a liability was recorded in prior periods. Gifts cards are mainly used in the U.S. and Canada. The Company issues its gift cards in the U.S. and Canada through one of its subsidiaries and is not required by law to escheat the value of unredeemed gift cards to the state in which the subsidiary is domiciled. Estimated breakage amounts are accounted for under the redemption recognition method and are classified as additional net revenues as the gift cards are redeemed. The Company’s gift card breakage rate is approximately 6.1% and 5.1% for the U.S. retail business and Canadian retail business, respectively, based upon historical redemption patterns, which represents the cumulative estimated amount of gift card breakage from the inception of the electronic gift card program in late 2002. Based upon historical redemption trends, the Company recognizes estimated gift card breakage as a component of net revenue in proportion to actual gift card redemptions, over the period that remaining gift card values are redeemed. Any future revisions to the estimated breakage rate may result in changes in the amount of breakage income recognized in future periods. There have been no changes to the Company’s accounting for gift card breakage upon adoption of the new revenue recognition standard effective as of the first quarter of fiscal 2019. During the three and six months ended August 4, 2018, the Company recognized $0.1 million and $0.2 million, respectively, of gift card breakage to revenue. During the three and six months ended July 29, 2017, the Company recognized $0.1 million and $0.2 million, respectively, of gift card breakage to revenue. As of August 4, 2018 and February 3, 2018, the Company included $4.6 million and $5.2 million in accrued expenses related to its gift card liability, respectively.
Loyalty Programs
The Company has customer loyalty programs in North America, Europe and Asia which cover all of its brands. Under certain of the programs, primarily in the U.S. and Canada, customers accumulate points based on purchase activity. Once a loyalty program member achieves a certain point level, the member earns awards that may only be redeemed for merchandise. Unredeemed points generally expire after six months without additional purchase activity and unredeemed awards generally expire after two months. Where applicable, the Company allocates a portion of the transaction price from sales in its direct-to-consumer channel to its loyalty program by using historical redemption rates to estimate the value of future award redemptions. This amount is accrued in current liabilities and recorded as a reduction of net revenue in the period which the related revenue is recognized. During the three months ended August 4, 2018, activity related to the Company’s loyalty programs had a minimal impact on net revenue. During the six months ended August 4, 2018, activity related to the Company’s loyalty programs decreased net revenue by $0.4 million. During the three and six months ended July 29, 2017, activity related to the Company’s loyalty programs increased net revenue by $0.2 million and $0.5 million, respectively. The aggregate dollar value of the loyalty program accruals included accrued expense was $4.4 million and $3.8 million as of August 4, 2018 and February 3, 2018, respectively. Future revisions to the estimated liability may result in changes to net revenue.
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
The typical license agreement requires that the licensee pay the Company the greater of a royalty based on a percentage of the licensee’s net sales of licensed products or a guaranteed annual minimum royalty that typically increases over the term of the license agreement. Generally, licensees are also required to make contributions to advertising funds, as a percentage of their sales, over the term of the licensing agreement, and may elect to make additional contributions to support specific brand-building initiatives. The Company recognizes revenue from sales-based royalty and advertising fund contributions when the related sales occur which is consistent with the timing of when the performance obligation is satisfied. The Company adopted the new revenue recognition standard effective as of the first quarter of fiscal 2019, and accordingly, has recorded advertising contributions in revenue on a gross basis separate from any related advertising expenditures made by the Company which are recorded in SG&A expenses in the Company’s condensed consolidated statements of income (loss). Prior to the adoption of the new revenue recognition standard, the Company recorded advertising contributions received from its licensees and the related advertising expenditures incurred by the Company on a net basis in its consolidated balance sheet. Under previous guidance, to the extent that the advertising contributions exceed the Company’s advertising expenditures for its licensees, the excess contribution was treated as a deferred liability and was included in accrued expenses in the Company’s condensed consolidated balance sheet. Refer to Note 1 for detail regarding the impact of this change on the Company’s condensed consolidated balance sheet and its condensed consolidated statements of income (loss) as a result of the adoption of the new revenue recognition standard. The Company records royalty and advertising payments received on the Company’s purchases of licensed product as a reduction of the cost of the licensed product.
The Company’s trademark license agreements customarily provide for a multi-year initial term ranging from three to ten years, and may contain options to renew prior to expiration for an additional multi-year period. Several of the Company’s key license agreements provide for specified, fixed payments over and above the normal, ongoing royalty payments in consideration of the grant of the license rights. These payments are recognized ratably as revenue over the term of the license agreement and do not include a significant financing component. The unrecognized portion of upfront payments is included in deferred royalties in accrued expenses and other long-term liabilities depending on the short or long-term nature of the payments to be recognized. As of August 4, 2018, the Company had $7.3 million and $16.5 million of deferred royalties related to these upfront payments included in accrued expenses and other long-term liabilities, respectively. This compares to $6.8 million and $12.8 million of deferred royalties related to these upfront payments included in accrued expenses and other long-term liabilities, respectively, at February 3, 2018. During the three and six months ended August 4, 2018, the Company recognized $3.6 million and $6.9 million in net royalties related to the amortization of the deferred royalties, respectively. During the three and six months ended July 29, 2017, the Company recognized $3.0 million and $6.0 million in net royalties related to the amortization of the deferred royalties, respectively.
Contract balances related to the Company’s licensing distribution channel consist primarily of royalty receivables and liabilities related to deferred royalties. Refer to Note 5 for further information on royalty receivables. The Company does not have significant contract acquisition costs related to its licensing operations.
Refer to Note 8 for further information on disaggregation of revenue by segment and country.

(3)	Earnings (Loss) Per Share
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
The computation of basic and diluted net earnings (loss) per common share attributable to common stockholders is as follows (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	Aug 4, 2018	Jul 29, 2017	Aug 4, 2018	Jul 29, 2017
Net earnings (loss) attributable to Guess?, Inc.	$25,530	$15,219	$4,309	$(6,074)
Less net earnings attributable to nonvested restricted stockholders	268	196	390	395
Net earnings (loss) attributable to common stockholders	$25,262	$15,023	$3,919	$(6,469)

Weighted average common shares used in basic computations	80,110	82,396	80,006	82,703
Effect of dilutive securities:
Stock options and restricted stock units (1)	1,440	367	1,242	—
Weighted average common shares used in diluted computations	81,550	82,763	81,248	82,703

Net earnings (loss) per common share attributable to common stockholders:
Basic	$0.32	$0.18	$0.05	$(0.08)
Diluted	$0.31	$0.18	$0.05	$(0.08)
__________________________________

(1)
For the six months ended July 29, 2017, there were 192,438 of potentially dilutive shares that were not included in the computation of diluted weighted average common shares and common equivalent shares outstanding because their effect would have been antidilutive given the Company’s net loss.

For the three months ended August 4, 2018 and July 29, 2017, equity awards granted for 1,385,422 and 4,522,618, respectively, of the Company’s common shares and for the six months ended August 4, 2018 and July 29, 2017, equity awards granted for 2,116,751 and 4,310,197, respectively, of the Company’s common shares were outstanding but were excluded from the computation of diluted weighted average common shares and common equivalent shares outstanding because the assumed proceeds, as calculated under the treasury stock method, resulted in these awards being antidilutive. For three and six months ended August 4, 2018, the Company also excluded 1,361,550 nonvested stock units which are subject to the achievement of performance-based vesting conditions from the computation of diluted weighted average common shares and common equivalent shares outstanding because these conditions were not achieved as of August 4, 2018. For the three and six months ended July 29, 2017, the Company excluded 1,140,080 nonvested stock units which were subject to the achievement of performance-based vesting conditions from the computation of diluted weighted average common shares and common equivalent shares outstanding because these conditions were not achieved as of July 29, 2017.
Share Repurchase Program
On June 26, 2012, the Company’s Board of Directors authorized a program to repurchase, from time-to-time and as market and business conditions warrant, up to $500 million of the Company’s common stock. Repurchases under the program may be made on the open market or in privately negotiated transactions, pursuant to Rule 10b5-1 trading plans or other available means. There is no minimum or maximum number of shares to be repurchased under the program, which may be discontinued at any time, without prior notice. During the six months ended August 4, 2018, the Company repurchased 1,118,808 shares under the program at an aggregate cost of $17.6 million. The shares were repurchased during the three months ended May 5, 2018. During the six months ended August 4, 2018, the Company also paid an additional $6.0 million for shares that were repurchased during the fourth quarter of fiscal 2018 but were settled during the first quarter of fiscal 2019. During the six months ended July 29, 2017, the Company repurchased 1,485,195 shares under the program at an aggregate cost of $17.8 million. The shares were repurchased during the three months ended April 29, 2017. As of August 4, 2018, the Company had remaining authority under the program to purchase $374.6 million of its common stock.

(4)	Stockholders’ Equity and Redeemable Noncontrolling Interests
A reconciliation of common stock outstanding, treasury stock and the total carrying amount of total stockholders’ equity, Guess?, Inc. stockholders’ equity and stockholders’ equity attributable to nonredeemable and redeemable noncontrolling interests for the fiscal year ended February 3, 2018 and six months ended August 4, 2018 is as follows (in thousands, except share data):

	Shares		Stockholders’ Equity
	Common Stock	Treasury Stock	Guess?, Inc. Stockholders’ Equity	Nonredeemable Noncontrolling Interests	Total	Redeemable Noncontrolling Interests
Balance at January 28, 2017	84,069,492	56,440,482	$969,222	$11,772	$980,994	$4,452
Net earnings (loss)	—	—	(7,894)	3,993	(3,901)	—
Foreign currency translation adjustment	—	—	91,178	2,238	93,416	187
Loss on derivative financial instruments designated as cash flow hedges, net of income tax of $2,738	—	—	(19,994)	—	(19,994)	—
Actuarial valuation loss and related amortization, prior service credit amortization and foreign currency and other adjustments on defined benefit plans, net of income tax of $435	—	—	(1,647)	—	(1,647)	—
Issuance of common stock under stock compensation plans, net of tax effect	1,113,713	—	(1,257)	—	(1,257)	—
Issuance of stock under Employee Stock Purchase Plan	54,300	(54,300)	566	—	566	—
Share-based compensation	—	—	18,852	—	18,852	—
Dividends	—	—	(76,048)	—	(76,048)	—
Share repurchases	(3,866,387)	3,866,387	(56,159)	—	(56,159)	—
Noncontrolling interest capital contribution	—	—	—	11	11	951
Noncontrolling interest capital distribution	—	—	—	(1,358)	(1,358)	—
Balance at February 3, 2018	81,371,118	60,252,569	$916,819	$16,656	$933,475	$5,590
Cumulative adjustment from adoption of new accounting guidance	—	—	5,829	—	5,829	—
Net earnings	—	—	4,309	438	4,747	—
Foreign currency translation adjustment	—	—	(47,712)	187	(47,525)	(639)
Gain on derivative financial instruments designated as cash flow hedges, net of income tax of ($2,130)	—	—	14,227	—	14,227	—
Actuarial valuation and prior service credit amortization and foreign currency and other adjustments on defined benefit plans, net of income tax of ($65)	—	—	527	—	527	—
Issuance of common stock under stock compensation plans, net of tax effect	749,349	—	4,169	—	4,169	—
Issuance of stock under Employee Stock Purchase Plan	28,543	(28,543)	465	—	465	—
Share-based compensation	—	—	7,989	—	7,989	—
Dividends	—	—	(37,166)	—	(37,166)	—
Share repurchases	(1,118,808)	1,118,808	(17,587)	—	(17,587)	—
Noncontrolling interest capital distribution	—	—	—	(3,069)	(3,069)	—
Balance at August 4, 2018	81,030,202	61,342,834	$851,869	$14,212	$866,081	$4,951

Accumulated Other Comprehensive Income (Loss)
The changes in accumulated other comprehensive income (loss), net of related income taxes, for the three and six months ended August 4, 2018 and July 29, 2017 are as follows (in thousands):

	Three Months Ended Aug 4, 2018
	Foreign Currency Translation Adjustment	Derivative Financial Instruments Designated as Cash Flow Hedges	Defined Benefit Plans	Total
Balance at May 5, 2018	$(91,297)	$(6,285)	$(11,208)	$(108,790)
Gains (losses) arising during the period	(23,464)	4,111	(34)	(19,387)
Reclassification to net earnings for losses realized	—	2,032	125	2,157
Net other comprehensive income (loss)	(23,464)	6,143	91	(17,230)
Balance at August 4, 2018	$(114,761)	$(142)	$(11,117)	$(126,020)

	Six Months Ended Aug 4, 2018
	Foreign Currency Translation Adjustment	Derivative Financial Instruments Designated as Cash Flow Hedges	Defined Benefit Plans	Total
Balance at February 3, 2018	$(67,049)	$(14,369)	$(11,644)	$(93,062)
Gains (losses) arising during the period	(47,712)	10,579	277	(36,856)
Reclassification to net earnings for losses realized	—	3,648	250	3,898
Net other comprehensive income (loss)	(47,712)	14,227	527	(32,958)
Balance at August 4, 2018	$(114,761)	$(142)	$(11,117)	$(126,020)

	Three Months Ended Jul 29, 2017
	Foreign Currency Translation Adjustment	Derivative Financial Instruments Designated as Cash Flow Hedges	Defined Benefit Plans	Total
Balance at April 29, 2017	$(146,754)	$4,948	$(8,486)	$(150,292)
Gains (losses) arising during the period	43,079	(13,093)	(82)	29,904
Reclassification to net loss for (gains) losses realized	—	(606)	85	(521)
Net other comprehensive income (loss)	43,079	(13,699)	3	29,383
Balance at July 29, 2017	$(103,675)	$(8,751)	$(8,483)	$(120,909)

	Six Months Ended Jul 29, 2017
	Foreign Currency Translation Adjustment	Derivative Financial Instruments Designated as Cash Flow Hedges	Defined Benefit Plans	Total
Balance at January 28, 2017	$(158,227)	$5,400	$(8,562)	$(161,389)
Gains (losses) arising during the period	54,552	(12,969)	(95)	41,488
Reclassification to net loss for (gains) losses realized	—	(1,182)	174	(1,008)
Net other comprehensive income (loss)	54,552	(14,151)	79	40,480
Balance at July 29, 2017	$(103,675)	$(8,751)	$(8,483)	$(120,909)

Details on reclassifications out of accumulated other comprehensive income (loss) to net earnings (loss) during the three and six months ended August 4, 2018 and July 29, 2017 are as follows (in thousands):

	Three Months Ended		Six Months Ended		Location of (Gain) Loss Reclassified from Accumulated OCI into Earnings (Loss)
	Aug 4, 2018	Jul 29, 2017	Aug 4, 2018	Jul 29, 2017
Derivative financial instruments designated as cash flow hedges:
Foreign exchange currency contracts	$2,342	$(661)	$4,028	$(1,279)	Cost of product sales
Foreign exchange currency contracts	—	(14)	201	(93)	Other income (expense)
Interest rate swap	(31)	26	(39)	62	Interest expense
Less income tax effect	(279)	43	(542)	128	Income tax expense
	2,032	(606)	3,648	(1,182)
Defined benefit plans:
Net actuarial loss amortization (1)	151	111	303	228	Other income (expense)
Prior service credit amortization (1)	(7)	(6)	(14)	(13)	Other income (expense)
Less income tax effect	(19)	(20)	(39)	(41)	Income tax expense
	125	85	250	174
Total reclassifications during the period	$2,157	$(521)	$3,898	$(1,008)
__________________________________

(1)
These accumulated other comprehensive income (loss) components are included in the computation of net periodic defined benefit pension cost. During the first quarter of fiscal 2019, the Company adopted new authoritative guidance which requires that the non-service components of net periodic defined benefit pension cost be presented outside of earnings (loss) from operations. The Company adopted this guidance on a retrospective basis and, as a result, reclassified these components from SG&A expenses to other income (expense) for the three and six months ended July 29, 2017. Refer to Note 13 for further information.

Redeemable Noncontrolling Interests
The Company is party to a put arrangement with respect to the common securities that represent the remaining noncontrolling interest for its majority-owned subsidiary, Guess Brasil Comércio e Distribuição S.A. (“Guess Brazil”), which was established through a majority-owned joint venture during fiscal 2014. The put arrangement for Guess Brazil, representing 40% of the total outstanding equity interest of that subsidiary, may be exercised at the discretion of the noncontrolling interest holder by providing written notice to the Company beginning in the sixth year of the agreement, or sooner in certain limited circumstances, and every third anniversary from the end of the sixth year thereafter subject to certain time restrictions. The redemption value of the Guess Brazil put arrangement is based on a multiple of Guess Brazil’s earnings before interest, taxes, depreciation and amortization subject to certain adjustments and is classified as a redeemable noncontrolling interest outside of permanent equity in the Company’s condensed consolidated balance sheet. The carrying value of the redeemable noncontrolling interest related to Guess Brazil was $1.4 million and $1.6 million as of August 4, 2018 and February 3, 2018, respectively.
The Company is also party to a put arrangement with respect to the common securities that represent the remaining noncontrolling interest for its majority-owned subsidiary, Guess? CIS, LLC (“Guess CIS”), which was established through a majority-owned joint venture during fiscal 2016. The put arrangement for Guess CIS, representing 30% of the total outstanding equity interest of that subsidiary, may be exercised at the discretion of the noncontrolling interest holder by providing written notice to the Company during the period beginning after the fifth anniversary of the agreement through December 31, 2025, or sooner in certain limited circumstances. The redemption value of the Guess CIS put arrangement is based on a multiple of Guess CIS’s earnings before interest, taxes, depreciation and amortization subject to certain adjustments and is classified as a redeemable noncontrolling interest outside of permanent equity in the Company’s condensed consolidated balance sheet. During fiscal 2018, the Company and the noncontrolling interest holder made additional capital contribution totaling $3.2 million, of which $2.2 million was paid by the Company and the remaining amount was paid by the noncontrolling interest holder to retain the same pro-rata interest in Guess CIS. The carrying value of the redeemable noncontrolling interest related to Guess CIS was $3.6 million and $4.0 million as of August 4, 2018 and February 3, 2018, respectively.

(5)	Accounts Receivable
Accounts receivable is summarized as follows (in thousands):

	Aug 4, 2018	Feb 3, 2018
Trade	$280,739	$290,478
Royalty	6,859	5,504
Other	7,360	13,233
	294,958	309,215
Less allowances (1)	11,583	49,219
	$283,375	$259,996
__________________________________

(1)
As of February 3, 2018, the accounts receivable allowance included allowances for doubtful accounts, wholesale sales returns and wholesale markdowns. During the first quarter of fiscal 2019, the Company adopted a new revenue recognition standard on a modified retrospective basis which changed the presentation of allowances for wholesale sales returns and wholesale markdowns to be classified within accrued expenses rather than as a reduction to accounts receivable. Accordingly, the Company has included allowances of $27.0 million and $10.8 million related to wholesale sales returns and wholesale markdowns, respectively, in accrued expenses as of August 4, 2018. As of August 4, 2018, the accounts receivable allowance was only related to allowances for doubtful accounts. Refer to Notes 1 and 2 for further information regarding the impact from the adoption of the new revenue recognition standard on the Company’s condensed consolidated financial statements and related disclosures during the second quarter of fiscal 2019.

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

(6)	Inventories
Inventories consist of the following (in thousands):

	Aug 4, 2018	Feb 3, 2018
Raw materials	$697	$604
Work in progress	21	16
Finished goods (1)	463,813	427,684
	$464,531	$428,304
__________________________________

(1)
During the first quarter of fiscal 2019, the Company adopted a new revenue recognition standard on a modified retrospective basis which changed the presentation of the estimated cost associated with the allowance for sales returns to be included within other current assets rather than included in inventories. Accordingly, the Company has included $11.6 million related to the estimated cost associated with the allowance for sales returns in other current assets as of August 4, 2018. Refer to Notes 1 and 2 for further information regarding the impact from the adoption of the new revenue recognition standard on the Company’s condensed consolidated financial statements and related disclosures during the second quarter of fiscal 2019.

The above balances include an allowance to write down inventories to the lower of cost or net realizable value of $27.5 million and $29.9 million as of August 4, 2018 and February 3, 2018, respectively.

(7)	Income Taxes
Income tax expense for the interim periods was computed using the tax rate estimated to be applicable for the full fiscal year, adjusted for discrete items. The Company’s effective income tax rate was 24.0% for the six months ended August 4, 2018, compared to negative 1,706.1% for the six months ended July 29, 2017. The improvement in the effective income tax rate during the six months ended August 4, 2018 was due primarily to lower losses in jurisdictions which the Company has valuation allowances and, to a lesser extent, the reversal of a valuation allowance on certain deferred taxes and the favorable impact from the enactment of the 2017 Tax Cuts and Jobs Act in the U.S. (referred to herein as the “Tax Reform”).
In December 2017, the U.S. government enacted the Tax Reform, which significantly changed the U.S. corporate income tax laws, including lowering the U.S. federal corporate income tax rate from 35% to 21% and requiring a one-time mandatory transition tax on accumulated foreign earnings. The Tax Reform also establishes new tax laws that are effective for calendar 2018, including but not limited to (i) a new provision designed to tax global intangible low-taxed income (“GILTI”), (ii) a general elimination of U.S. federal income taxes on dividends from foreign subsidiaries, (iii) a limitation on deductible interest expense and (iv) limitations on the deductibility of certain executive compensation. The income tax payable related to the transition tax is due over an eight-year period beginning in calendar 2018. The Company included $0.4 million and $17.7 million related to the transition tax in accrued expenses and other long-term liabilities in its condensed consolidated balance sheets as of August 4, 2018, respectively. The Company included $1.9 million and $17.7 million related to the transition tax in accrued expenses and other long-term liabilities in its condensed consolidated balance sheets as of February 3, 2018, respectively.
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
From time-to-time, the Company is subject to routine income tax audits on various tax matters around the world in the ordinary course of business. As of August 4, 2018, several income tax audits were underway for various periods in multiple jurisdictions. The Company accrues an amount for its estimate of additional income tax liability which the Company, more likely than not, will incur as a result of the ultimate resolution of income tax audits (“uncertain tax positions”). The Company reviews and updates the estimates used in the accrual for uncertain tax positions as more definitive information becomes available from taxing authorities, upon completion of tax audits, upon expiration of statutes of limitation, or upon occurrence of other events.
The Company had aggregate accruals for uncertain tax positions, including penalties and interest, of $18.9 million and $19.0 million as of August 4, 2018 and February 3, 2018, respectively.

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
Net revenue and earnings (loss) from operations are summarized as follows for the three and six months ended August 4, 2018 and July 29, 2017 (in thousands):

	Three Months Ended		Six Months Ended
	Aug 4, 2018	Jul 29, 2017	Aug 4, 2018	Jul 29, 2017
Net revenue:
Americas Retail	$197,125	$201,188	$368,465	$374,882
Americas Wholesale	34,253	32,658	74,932	68,515
Europe	311,998	255,215	517,433	420,603
Asia	82,786	62,733	166,837	126,114
Licensing (1) (2)	19,709	16,498	39,493	32,523
Total net revenue (1) (2)	$645,871	$568,292	$1,167,160	$1,022,637
Earnings (loss) from operations:
Americas Retail (2) (3) (4)	$5,582	$(3,555)	$(98)	$(25,136)
Americas Wholesale (2) (3) (4)	5,325	5,238	11,351	12,221
Europe (3) (4) (5)	30,531	30,058	10,198	29,052
Asia (3) (4)	1,634	2,441	5,699	2,780
Licensing (2) (3) (4)	17,437	14,389	34,923	27,850
Total segment earnings from operations (2) (3) (5)	60,509	48,571	62,073	46,767
Corporate overhead (2) (3) (5)	(25,647)	(23,551)	(51,492)	(43,960)
Net gains on lease terminations (3) (6)	—	—	152	—
Asset impairment charges (3) (7)	(2,981)	(1,233)	(3,740)	(3,995)
Total earnings (loss) from operations (2) (5)	$31,881	$23,787	$6,993	$(1,188)
__________________________________

(1)
During the fourth quarter of fiscal 2018, the Company reclassified net royalties received on the Company’s inventory purchases of licensed product from net revenue to cost of product sales to reflect its treatment as a reduction of the cost of such licensed product. Accordingly, net revenue for the three and six months ended July 29, 2017 has been adjusted to conform to the current period presentation. This reclassification had no impact on previously reported earnings (loss) from operations.

(2)
During the first quarter of fiscal 2019, the Company adopted a comprehensive new revenue recognition standard using a modified retrospective method that does not restate prior periods to be comparable to the current period presentation. The adoption of this guidance primarily impacted the presentation of advertising contributions received from the Company’s licensees and the related advertising expenditures incurred by the Company. The adoption of this guidance resulted in an increase in net royalty revenue within the Company’s Licensing segment of $2.1 million, as well as an increase in SG&A expenses in our Americas Retail, Americas Wholesale and Licensing segments as well as corporate overhead of $0.5 million, $0.2 million, $0.2 million and $0.5 million, respectively, during the three months ended August 4, 2018 compared to the same prior-year period. The net favorable impact on earnings from operations was approximately $0.6 million during the three months ended August 4, 2018 compared to the same prior-year period. During the six months ended August 4, 2018, the adoption of this guidance resulted in an increase in net royalty revenue within the Company’s Licensing segment of $4.4 million, as well as an increase in SG&A expenses in our Americas Retail, Americas Wholesale and Licensing segments as well as corporate overhead of $2.3 million, $0.9 million, $0.4 million and $1.1 million, respectively, during the six months ended August 4, 2018 compared to the same prior-year period. The net unfavorable impact on earnings from operations was approximately $0.4 million during the six months ended August 4, 2018 compared to the same prior-year period. Refer to Note 1 for more information regarding the impact from the adoption of this new standard.

(3)
During the third quarter of fiscal 2018, segment results were adjusted to exclude corporate performance-based compensation costs, net gains (losses) on lease terminations and asset impairment charges due to the fact that these items are no longer included in the segment results provided to the Company’s chief operating decision maker in order to allocate resources and assess performance. Accordingly, segment results have been adjusted for the three and six months ended July 29, 2017 to conform to the current period presentation.

(4)
During the first quarter of fiscal 2019, the Company changed the segment accountability for funds received from licensees on the Company’s purchases of its licensed products. These amounts were treated as a reduction of cost of product sales within the Licensing segment but now are considered in the results of the segments that control the respective purchases for purposes of segment performance evaluation. Accordingly, segment results for the three and six months ended July 29, 2017 have been adjusted to conform to the current period presentation.

(5)
During the first quarter of fiscal 2019, the Company adopted new authoritative guidance which requires that the non-service components of net periodic defined benefit pension cost be presented outside of earnings (loss) from operations. Accordingly, earnings (loss) from operations and segment results for the three and six months ended July 29, 2017 have been adjusted to conform to the current period presentation.

(6)
During the six months ended August 4, 2018, the Company recorded net gains on lease terminations related primarily to the early termination of certain lease agreements in North America. The net gains on lease terminations were recorded during the three months ended May 5, 2018. Refer to Note 1 for more information regarding the net gains on lease terminations.

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

The table below presents information regarding geographic areas in which the Company operated. Net revenue is classified primarily based on the country where the Company’s customer is located (in thousands):

	Three Months Ended		Six Months Ended
	Aug 4, 2018	Jul 29, 2017	Aug 4, 2018	Jul 29, 2017
Net revenue:
U.S.	$176,064	$174,991	$338,434	$337,171
Italy	89,380	81,196	148,286	128,394
Canada	45,822	49,130	86,335	89,524
South Korea	35,996	34,283	74,083	72,838
Other foreign countries	298,609	228,692	520,022	394,710
Total net revenue	$645,871	$568,292	$1,167,160	$1,022,637
Due to the seasonal nature of the Company’s business segments, the above net revenue and operating results are not necessarily indicative of the results that may be expected for the full fiscal year.

(9)	Borrowings and Capital Lease Obligations
Borrowings and capital lease obligations are summarized as follows (in thousands):

	Aug 4, 2018	Feb 3, 2018
Mortgage debt, maturing monthly through January 2026	$19,982	$20,323
Capital lease obligations	17,671	18,589
Other	2,796	3,129
	40,449	42,041
Less current installments	3,504	2,845
Long-term debt and capital lease obligations	$36,945	$39,196

Mortgage Debt
On February 16, 2016, the Company entered into a ten-year $21.5 million real estate secured loan (the “Mortgage Debt”). The Mortgage Debt is secured by the Company’s U.S. distribution center based in Louisville, Kentucky and provides for monthly principal and interest payments based on a 25-year amortization schedule, with the remaining principal balance and any accrued and unpaid interest due at maturity. Outstanding principal balances under the Mortgage Debt bear interest at the one-month LIBOR rate plus 1.5%. As of August 4, 2018, outstanding borrowings under the Mortgage Debt, net of debt issuance costs of $0.1 million, were $20.0 million. At February 3, 2018, outstanding borrowings under the Mortgage Debt, net of debt issuance costs of $0.1 million, were $20.3 million.
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
On February 16, 2016, the Company also entered into a separate interest rate swap agreement, designated as a cash flow hedge, that resulted in a swap fixed rate of approximately 3.06%. This interest rate swap agreement matures in January 2026 and converts the nature of the Mortgage Debt from LIBOR floating-rate debt to fixed-rate debt. The fair value of the interest rate swap asset for each of the periods ended August 4, 2018 and February 3, 2018 was approximately $1.5 million.
Capital Lease Obligations
During fiscal 2018, the Company began the relocation of its European distribution center to the Netherlands. As a result, the Company entered into a capital lease of $17.0 million for equipment used in the new facility. The capital lease primarily provides for monthly minimum lease payments through May 2027 with an effective interest rate of approximately 6%. As of August 4, 2018 and February 3, 2018, the capital lease obligation was $15.4 million and $17.3 million, respectively.
The Company also has smaller capital leases related primarily to computer hardware and software. As of August 4, 2018 and February 3, 2018, these capital lease obligations totaled $2.3 million and $1.3 million, respectively.
Credit Facilities
On June 23, 2015, the Company entered into a five-year senior secured asset-based revolving credit facility with Bank of America, N.A. and the other lenders party thereto (the “Credit Facility”). The Credit Facility provides for a borrowing capacity in an amount up to $150 million, including a Canadian sub-facility up to $50 million, subject to a borrowing base. Based on applicable accounts receivable, inventory, eligible cash balances and relevant covenant restrictions as of August 4, 2018, the Company could have borrowed up to $104 million under the Credit Facility. The Credit Facility has an option to expand the borrowing capacity by up to $150 million subject to certain terms and conditions, including the willingness of existing or new lenders to assume such increased amount. The Credit Facility is available for direct borrowings and the issuance of letters of credit, subject to certain letters of credit sublimits, and may be used for working capital and other general corporate purposes.
All obligations under the Credit Facility are unconditionally guaranteed by the Company and the Company’s existing and future domestic and Canadian subsidiaries, subject to certain exceptions, and are secured by a first priority lien on substantially all of the assets of the Company and such domestic and Canadian subsidiaries, as applicable.

Direct borrowings under the Credit Facility made by the Company and its domestic subsidiaries shall bear interest at the U.S. base rate plus an applicable margin (varying from 0.25% to 0.75%) or at LIBOR plus an applicable margin (varying from 1.25% to 1.75%). The U.S. base rate is based on the greater of (i) the U.S. prime rate, (ii) the federal funds rate, plus 0.5%, and (iii) LIBOR for a 30 day interest period, plus 1.0%. Direct borrowings under the Credit Facility made by the Company’s Canadian subsidiaries shall bear interest at the Canadian prime rate plus an applicable margin (varying from 0.25% to 0.75%) or at the Canadian BA rate plus an applicable margin (varying from 1.25% to 1.75%). The Canadian prime rate is based on the greater of (i) the Canadian prime rate, (ii) the Bank of Canada overnight rate, plus 0.5%, and (iii) the Canadian BA rate for a one month interest period, plus 1.0%. The applicable margins are calculated quarterly and vary based on the average daily availability of the aggregate borrowing base. The Company is also obligated to pay certain commitment, letter of credit and other fees customary for a credit facility of this size and type. As of August 4, 2018, the Company had $1.6 million in outstanding standby letters of credit, no outstanding documentary letters of credit and no outstanding borrowings under the Credit Facility.
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
The Company, through its European subsidiaries, maintains short-term uncommitted borrowing agreements, primarily for working capital purposes, with various banks in Europe. The majority of the borrowings under these agreements are secured by specific accounts receivable balances. Based on the applicable accounts receivable balances as of August 4, 2018, the Company could have borrowed or entered into documentary letters of credit totaling up to $83.7 million under these agreements. As of August 4, 2018, the Company had no outstanding borrowings or outstanding documentary letters of credit under these agreements. The agreements are denominated primarily in euros and provide for annual interest rates ranging from 0.5% to 4.6%. The maturities of any short-term borrowings under these arrangements are generally linked to the credit terms of the underlying accounts receivable that secure the borrowings. With the exception of one facility for up to $40.5 million that has a minimum net equity requirement, there are no other financial ratio covenants.
Other
From time-to-time, the Company will obtain other financing in foreign countries for working capital to finance its local operations.

(10)	Share-Based Compensation
The following table summarizes the share-based compensation expense recognized under all of the Company’s stock plans during the three and six months ended August 4, 2018 and July 29, 2017 (in thousands):

	Three Months Ended		Six Months Ended
	Aug 4, 2018	Jul 29, 2017	Aug 4, 2018	Jul 29, 2017
Stock options	$672	$581	$1,367	$1,190
Stock awards/units	3,292	3,563	6,462	6,881
Employee Stock Purchase Plan	67	43	160	79
Total share-based compensation expense	$4,031	$4,187	$7,989	$8,150
Unrecognized compensation cost related to nonvested stock options and nonvested stock awards/units totaled approximately $4.8 million and $44.5 million, respectively, as of August 4, 2018. This cost is expected to be recognized over a weighted average period of 1.7 years. The weighted average grant date fair value of stock options granted was $5.89 and $1.57 during the six months ended August 4, 2018 and July 29, 2017, respectively.
Grants
On June 25, 2018, the Company granted select key management 619,578 nonvested stock units which are subject to certain performance-based vesting or market-based vesting conditions. On April 28, 2017, the Company granted select key management 1,056,042 nonvested stock units which are subject to certain performance-based vesting or market-based vesting conditions.
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
The following table summarizes the activity for nonvested performance-based units during the six months ended August 4, 2018:

	Number of Units	Weighted Average Grant Date Fair Value
Nonvested at February 3, 2018	1,300,921	$14.01
Granted	489,646	21.83
Vested	(141,625)	15.07
Forfeited	(27,441)	11.16
Nonvested at August 4, 2018	1,621,501	$16.33
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

The following table summarizes the activity for nonvested market-based units during the six months ended August 4, 2018:

	Number of Units	Weighted Average Grant Date Fair Value
Nonvested at February 3, 2018	388,477	$12.28
Granted	129,932	20.28
Vested	—	—
Forfeited	—	—
Nonvested at August 4, 2018	518,409	$14.28

(11)	Related Party Transactions
The Company and its subsidiaries periodically enter into transactions with other entities or individuals that are considered related parties, including certain transactions with entities affiliated with trusts for the respective benefit of Paul Marciano, who is an executive and member of the Board of the Company, and Maurice Marciano, Chairman of the Board, and certain of their children (the “Marciano Trusts”).
Leases
The Company leases warehouse and administrative facilities, including the Company’s corporate headquarters in Los Angeles, California, from partnerships affiliated with the Marciano Trusts and certain of their affiliates. There were four of these leases in effect as of August 4, 2018 with expiration or option exercise dates ranging from calendar years 2018 to 2020.
Aggregate rent, common area maintenance charges and property tax expense recorded under these four related party leases were approximately $2.5 million for each of the six months ended August 4, 2018 and July 29, 2017. The Company believes that the terms of the related party leases have not been significantly affected by the fact that the Company and the lessors are related.
Aircraft Arrangements
The Company periodically charters aircraft owned by entities affiliated with the Marciano Trusts (the “Aircraft Entities”), through informal arrangements with the Aircraft Entities and independent third party management companies contracted by the Aircraft Entities to manage their aircraft. The total fees paid under these arrangements for the six months ended August 4, 2018 and July 29, 2017 were approximately $0.8 million and $0.4 million, respectively.
These related party disclosures should be read in conjunction with the disclosure concerning related party transactions in the Company’s Annual Report on Form 10-K for the year ended February 3, 2018.

(12)	Commitments and Contingencies
Leases
The Company leases its showrooms, advertising, licensing, sales and merchandising offices, remote distribution and warehousing facilities and retail and factory outlet store locations under operating lease agreements expiring on various dates through October 2037. Some of these leases require the Company to make periodic payments for property taxes, utilities and common area operating expenses. Certain retail store leases provide for rents based upon the minimum annual rental amount and a percentage of annual sales volume, generally ranging from 4% to 20%, when specific sales volumes are exceeded. The Company’s retail concession leases also provide for rents primarily based upon a percentage of annual sales volume which average approximately 35% of annual sales volume. Some leases include lease incentives, rent abatements and fixed rent escalations, which are amortized and recorded over the initial lease term on a straight-line basis. The Company also leases some of its equipment under operating lease agreements expiring at various dates through June 2023.

As discussed in further detail in Note 9, the Company leases equipment as well as computer hardware and software under capital lease obligations.
Investment Commitments
As of August 4, 2018, the Company had an unfunded commitment to invest €3.6 million ($4.2 million) in a private equity fund. Refer to Note 14 for further information.
Legal Proceedings
The Company is involved in legal proceedings, arising both in the ordinary course of business and otherwise, including the proceedings described below as well as various other claims and other matters incidental to the Company’s business. Unless otherwise stated, the resolution of any particular proceeding is not currently expected to have a material adverse impact on the Company’s financial position or results of operations. Even if such an impact could be material, we may not be able to estimate the reasonably possible loss or range of loss until developments in the proceedings have provided sufficient information to support an assessment.
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
The Company has received customs tax assessment notices from the Italian Customs Agency (“ICA”) regarding its customs tax audit of one of the Company’s European subsidiaries for the period from July 2010 through December 2012. Such assessments totaled €9.8 million ($11.4 million), including potential penalties and interest. The Company strongly disagrees with the positions that the ICA has taken and therefore filed appeals with the Milan First Degree Tax Court (“MFDTC”). In May 2015, the MFDTC issued a judgment in favor of the Company in relation to the first set of appeals (covering the period through September 2010) and canceled the related assessments totaling €1.7 million ($2.0 million). In November 2015, the ICA notified the Company of its intent to appeal this first MFDTC judgment. During fiscal 2017, the Appeals Court ruled in favor of the Company and rejected the appeal by the ICA on the first MFDTC judgment. The ICA has appealed the majority of these to the Italian Supreme Court. During fiscal 2017, the MFDTC also issued judgments in favor of the Company in relation to the second through seventh set of appeals (covering the period from October 2010 through December 2012) and canceled the related assessments totaling €8.1 million ($9.4 million). Subsequently, the Italian Customs Agency has appealed the majority of these favorable MFDTC judgments, as well as certain of the Appeals Court judgments. In April 2018, a different judge within the Appeals Court ruled in favor of the ICA with respect to a portion of the outstanding appeals (covering the period from October through December 2010) totaling €1.2 million ($1.4 million). The Company believes that this recent Appeals Court ruling is incorrect and inconsistent with the prior rulings on similar matters by both the MFDTC and other judges within the Appeals Court, and plans to appeal the decision. In July 2018, a different section of the Appeals Court ruled in favor of the Company and rejected the appeals by the ICA with respect to a portion of the outstanding appeals (covering the periods from January through June 2012 and August through December 2012) totaling €3.0 million ($3.4 million). There can be no assurances the Company will be successful in the remaining appeals. It also continues to be possible that the Company will receive similar or even larger assessments for periods subsequent to December 2012 or other claims or charges related to the matter in the future. Although the Company believes that it has a strong position and will continue to vigorously defend this matter, it is unable to predict with certainty whether or not these efforts will ultimately be successful or whether the outcome will have a material impact on the Company’s financial position or results of operations.
On June 6, 2017, the European Commission notified the Company that it had initiated proceedings to investigate whether certain of the Company’s practices and agreements concerning the distribution of apparel and accessories within the European Union breach European Union competition rules related to cross-border transactions, internet sales limitations and resale price restrictions. The Company has cooperated and plans to continue to cooperate with the European Commission, including through responses to requests for information and through changes to certain business practices and agreements, as appropriate. Depending on the outcome of the proceedings, a broad range of remedies is potentially available to the European Commission, including imposing a fine and/or injunctive relief prohibiting or restricting certain business practices. However, the Company does not currently believe that any changes to its business practices or agreements made in connection with these proceedings will have a material impact on its ongoing business operations within the European Union. As of November 6, 2017, the Company and the European Commission agreed to begin a settlement discussion process to determine if the parties can mutually agree on an outcome of the proceedings. Those discussions are still ongoing. To the extent the Company and the European Commission are able to reach an agreement, such agreement could occur as early as during fiscal 2019, although any resolution may be delayed due to the inherent unpredictability of the proceedings. Although it is currently not possible to assess the impact any settlement or other conclusion may have on our consolidated financial statements because the process is still ongoing, it is possible that the result could have a material adverse effect on our financial statements in the applicable reporting period.

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
As a non-qualified pension plan, no dedicated funding of the SERP is required; however, the Company has made periodic payments into insurance policies held in a rabbi trust to fund the expected obligations arising under the non-qualified SERP. The amount of any future payments into the insurance policies, if any, may vary depending on investment performance of the trust. The cash surrender values of the insurance policies were $64.3 million and $64.5 million as of August 4, 2018 and February 3, 2018, respectively, and were included in other assets in the Company’s condensed consolidated balance sheets. As a result of changes in the value of the insurance policy investments, the Company recorded unrealized gains of $1.7 million and $0.7 million in other income during the three and six months ended August 4, 2018, respectively, and unrealized gains of $1.9 million and $3.8 million in other income during the three and six months ended July 29, 2017, respectively. The projected benefit obligation was $54.9 million and $54.8 million as of August 4, 2018 and February 3, 2018, respectively, and was included in accrued expenses and other long-term liabilities in the Company’s condensed consolidated balance sheets depending on the expected timing of payments. SERP benefit payments of $0.4 million and $0.8 million were made during the three and six months ended August 4, 2018, respectively. SERP benefit payments of $0.4 million and $0.8 million were made during the three and six months ended July 29, 2017, respectively.
Foreign Pension Plans
In certain foreign jurisdictions, primarily in Switzerland, the Company is required to guarantee the returns on Company-sponsored defined contribution plans in accordance with local regulations. These plans are typically government-mandated defined contribution plans that provide employees with a minimum investment return, and as such, are treated under pension accounting in accordance with authoritative guidance. Under the Swiss plan, both the Company and certain of its employees with annual earnings in excess of government determined amounts are required to make contributions into a fund managed by an independent investment fiduciary. The Company’s contributions must be made in an amount at least equal to the employee’s contribution. Minimum employee contributions are based on the respective employee’s age, salary and gender.
As of August 4, 2018 and February 3, 2018, the foreign pension plans had a total projected benefit obligation of $27.5 million and $26.4 million, respectively, and plan assets held in independent investment fiduciaries of $22.2 million and $21.4 million, respectively. The net liability of $5.3 million and $5.0 million was included in other long-term liabilities in the Company’s condensed consolidated balance sheets as of August 4, 2018 and February 3, 2018, respectively.

The components of net periodic defined benefit pension cost for the three and six months ended August 4, 2018 and July 29, 2017 related to the Company’s defined benefit plans are as follows (in thousands):

	Three Months Ended August 4, 2018
	SERP	Foreign Pension Plans	Total
Service cost	$—	$754	$754
Interest cost	472	55	527
Expected return on plan assets	—	(75)	(75)
Net amortization of unrecognized prior service credit	—	(7)	(7)
Net amortization of actuarial losses	46	105	151
Net periodic defined benefit pension cost	$518	$832	$1,350

	Six Months Ended August 4, 2018
	SERP	Foreign Pension Plans	Total
Service cost	$—	$1,494	$1,494
Interest cost	944	110	1,054
Expected return on plan assets	—	(149)	(149)
Net amortization of unrecognized prior service credit	—	(14)	(14)
Net amortization of actuarial losses	93	210	303
Net periodic defined benefit pension cost	$1,037	$1,651	$2,688

	Three Months Ended July 29, 2017
	SERP	Foreign Pension Plans	Total
Service cost	$—	$606	$606
Interest cost	460	20	480
Expected return on plan assets	—	(46)	(46)
Net amortization of unrecognized prior service credit	—	(6)	(6)
Net amortization of actuarial losses	38	73	111
Net periodic defined benefit pension cost	$498	$647	$1,145

	Six Months Ended July 29, 2017
	SERP	Foreign Pension Plans	Total
Service cost	$—	$1,232	$1,232
Interest cost	921	42	963
Expected return on plan assets	—	(95)	(95)
Net amortization of unrecognized prior service credit	—	(13)	(13)
Net amortization of actuarial losses	76	152	228
Net periodic defined benefit pension cost	$997	$1,318	$2,315
During the first quarter of fiscal 2019, the Company adopted new authoritative guidance which requires that the non-service components of net periodic defined benefit pension cost be presented outside of earnings (loss) from operations. The Company adopted this guidance on a retrospective basis and, as a result, reclassified approximately $0.5 million and $1.1 million from SG&A expenses to other income (expense) for the three and six months ended July 29, 2017, respectively.

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
The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of August 4, 2018 and February 3, 2018 (in thousands):

	Fair Value Measurements at Aug 4, 2018				Fair Value Measurements at Feb 3, 2018
Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Foreign exchange currency contracts	$—	$5,950	$—	$5,950	$—	$51	$—	$51
Interest rate swap	—	1,525	—	1,525	—	1,460	—	1,460
Total	$—	$7,475	$—	$7,475	$—	$1,511	$—	$1,511
Liabilities:
Foreign exchange currency contracts	$—	$1,011	$—	$1,011	$—	$18,089	$—	$18,089
Deferred compensation obligations	—	14,484	—	14,484	—	13,476	—	13,476
Total	$—	$15,495	$—	$15,495	$—	$31,565	$—	$31,565

There were no transfers of financial instruments between the three levels of fair value hierarchy during the six months ended August 4, 2018 or during the year ended February 3, 2018.
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
During fiscal 2018, the Company invested €0.5 million ($0.5 million) in a private equity fund. During the six months ended August 4, 2018, the Company made additional investments totaling €0.9 million ($1.1 million). As permitted in accordance with authoritative guidance, the Company uses net asset value per share as a practical expedient to measure the fair value of this investment and has not included this investment in the fair value hierarchy as disclosed above. During the three months ended August 4, 2018, the Company recorded an immaterial unrealized gain as a result of changes in the value of the private equity investment. During the six months ended August 4, 2018, the Company recorded an unrealized loss of €0.1 million ($0.2 million) in other expense. As of August 4, 2018 and February 3, 2018, the Company included €1.2 million ($1.4 million) and €0.5 million ($0.6 million), respectively, in other assets in the Company’s condensed consolidated balance sheet related to this investment. As of August 4, 2018, the Company had an unfunded commitment to invest an additional €3.6 million ($4.2 million) in the private equity fund.

The carrying amount of the Company’s remaining financial instruments, which principally include cash and cash equivalents, trade receivables, accounts payable and accrued expenses, approximates fair value due to the relatively short maturity of such instruments. The fair values of the Company’s debt instruments (see Note 9) are based on the amount of future cash flows associated with each instrument discounted using the Company’s incremental borrowing rate. As of August 4, 2018 and February 3, 2018, the carrying value of all financial instruments was not materially different from fair value, as the interest rates on the Company’s debt approximated rates currently available to the Company.
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
The Company recorded asset impairment charges of $3.0 million and $3.7 million during the three and six months ended August 4, 2018, respectively, and $1.2 million and $4.0 million during the three and six months ended July 29, 2017, respectively. The asset impairment charges related primarily to the impairment of certain retail locations in Europe and North America resulting from under-performance and expected store closures.

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
The Company’s primary objective is to hedge the variability in forecasted cash flows due to the foreign currency risk. Various transactions that occur primarily in Europe, Canada, South Korea, China and Mexico are denominated in U.S. dollars, British pounds and Russian roubles and thus are exposed to earnings risk as a result of exchange rate fluctuations when converted to their functional currencies. These types of transactions include U.S. dollar denominated purchases of merchandise and U.S. dollar and British pound denominated intercompany liabilities. In addition, certain operating expenses, tax liabilities and pension-related liabilities are denominated in Swiss francs and are exposed to earnings risk as a result of exchange rate fluctuations when converted to the functional currency. The Company enters into derivative financial instruments, including forward exchange currency contracts, to offset some, but not all, of the exchange risk on certain of these anticipated foreign currency transactions.
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
The impact of the credit risk of the counterparties to the derivative contracts is considered in determining the fair value of the foreign exchange currency contracts and interest rate swap agreements. As of August 4, 2018, credit risk has not had a significant effect on the fair value of the Company’s foreign exchange currency contracts and interest rate swap agreements.
Hedge Accounting Policy
Foreign Exchange Currency Contracts
U.S. dollar forward contracts are used to hedge forecasted merchandise purchases over specific months. Changes in the fair value of these U.S. dollar forward contracts, designated as cash flow hedges, are recorded as a component of accumulated other comprehensive income (loss) within stockholders’ equity and are recognized in cost of product sales in the period that approximates the time the hedged merchandise inventory is sold. The Company also hedges forecasted intercompany royalties over specific months. Changes in the fair value of these U.S. dollar forward contracts, designated as cash flow hedges, are recorded as a component of accumulated other comprehensive income (loss) within stockholders’ equity and are recognized in other income (expense) in the period in which the royalty expense is incurred.
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

The Company also has foreign exchange currency contracts that are not designated as hedging instruments for accounting purposes. Changes in fair value of foreign exchange currency contracts not designated as hedging instruments are reported in net earnings (loss) as part of other income (expense).
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
Periodically, the Company may also enter into interest rate swap agreements that are not designated as hedging instruments for accounting purposes. Changes in the fair value of interest rate swap agreements not designated as hedging instruments are reported in net earnings (loss) as part of other income (expense).
Summary of Derivative Instruments
The fair value of derivative instruments in the condensed consolidated balance sheets as of August 4, 2018 and February 3, 2018 is as follows (in thousands):

	Derivative Balance Sheet Location	Fair Value at Aug 4, 2018	Fair Value at Feb 3, 2018
ASSETS:
Derivatives designated as hedging instruments:
Cash flow hedges:
Foreign exchange currency contracts	Other current assets/ Other assets	$4,224	$41
Interest rate swap	Other assets	1,525	1,460
Total derivatives designated as hedging instruments		5,749	1,501
Derivatives not designated as hedging instruments:
Foreign exchange currency contracts	Other current assets	1,726	10
Total		$7,475	$1,511
LIABILITIES:
Derivatives designated as hedging instruments:
Cash flow hedges:
Foreign exchange currency contracts	Accrued expenses/ Other long-term liabilities	$528	$13,789
Derivatives not designated as hedging instruments:
Foreign exchange currency contracts	Accrued expenses	483	4,300
Total		$1,011	$18,089
Derivatives Designated as Hedging Instruments
Foreign Exchange Currency Contracts Designated as Cash Flow Hedges
During the six months ended August 4, 2018, the Company purchased U.S. dollar forward contracts in Europe totaling US$21.6 million that were designated as cash flow hedges. As of August 4, 2018, the Company had forward contracts outstanding for its European and Canadian operations of US$103.7 million and US$17.4 million, respectively, to hedge forecasted merchandise purchases, which are expected to mature over the next 12 months.
As of August 4, 2018, accumulated other comprehensive income (loss) related to foreign exchange currency contracts included a net unrealized loss of approximately $1.3 million, net of tax, of which $2.5 million will be recognized in cost of product sales over the following 12 months, at the then current values on a pre-tax basis, which can be different than the current quarter-end values.

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
As of August 4, 2018, accumulated other comprehensive income (loss) related to the interest rate swap agreement included a net unrealized gain of approximately $1.2 million, net of tax, which will be recognized in interest expense after the following 12 months, at the then current values on a pre-tax basis, which can be different than the current quarter-end values.
The following table summarizes the gains (losses) before taxes recognized on the derivative instruments designated as cash flow hedges in OCI and net earnings (loss) for the three and six months ended August 4, 2018 and July 29, 2017 (in thousands):

	Gain (Loss) Recognized in OCI		Location of Gain (Loss) Reclassified from Accumulated OCI into Earnings (Loss) (1)	Gain (Loss) Reclassified from Accumulated OCI into Earnings (Loss)
	Three Months Ended			Three Months Ended
	Aug 4, 2018	Jul 29, 2017		Aug 4, 2018	Jul 29, 2017
Derivatives designated as cash flow hedges:
Foreign exchange currency contracts	$4,638	$(14,673)	Cost of product sales	$(2,342)	$661
Foreign exchange currency contracts	$—	$(785)	Other income (expense)	$—	$14
Interest rate swap	$37	$(77)	Interest expense	$31	$(26)

	Gain (Loss) Recognized in OCI		Location of Gain (Loss) Reclassified from Accumulated OCI into Earnings (Loss) (1)	Gain (Loss) Reclassified from Accumulated OCI into Earnings (Loss)
	Six Months Ended			Six Months Ended
	Aug 4, 2018	Jul 29, 2017		Aug 4, 2018	Jul 29, 2017
Derivatives designated as cash flow hedges:
Foreign exchange currency contracts	$12,060	$(13,816)	Cost of product sales	$(4,028)	$1,279
Foreign exchange currency contracts	$2	$(996)	Other income (expense)	$(201)	$93
Interest rate swap	$105	$(277)	Interest expense	$39	$(62)
__________________________________

(1)
The Company recognized gains of $0.8 million and $1.4 million resulting from the ineffective portion related to foreign exchange currency contracts in interest income during the three and six months ended August 4, 2018, respectively. The Company recognized gains of $0.9 million and $1.5 million resulting from the ineffective portion related to foreign exchange currency contracts in interest income during the three and six months ended July 29, 2017, respectively. There was no ineffectiveness recognized related to the interest rate swap during the three and six months ended August 4, 2018 and July 29, 2017.

The following table summarizes net after-tax derivative activity recorded in accumulated other comprehensive income (loss) (in thousands):

	Three Months Ended		Six Months Ended
	Aug 4, 2018	Jul 29, 2017	Aug 4, 2018	Jul 29, 2017
Beginning balance gain (loss)	$(6,285)	$4,948	$(14,369)	$5,400
Net gains (losses) from changes in cash flow hedges	4,111	(13,093)	10,579	(12,969)
Net (gains) losses reclassified into earnings (loss)	2,032	(606)	3,648	(1,182)
Ending balance loss	$(142)	$(8,751)	$(142)	$(8,751)
Foreign Exchange Currency Contracts Not Designated as Hedging Instruments
As of August 4, 2018, the Company had euro foreign exchange currency contracts to purchase US$38.0 million expected to mature over the next nine months and Canadian dollar foreign exchange currency contracts to purchase US$7.7 million expected to mature over the next five months.
The following table summarizes the gains (losses) before taxes recognized on the derivative instruments not designated as hedging instruments in other income (expense) for the three and six months ended August 4, 2018 and July 29, 2017 (in thousands):

	Location of Gain (Loss) Recognized in Earnings (Loss)	Gain (Loss) Recognized in Earnings (Loss)
		Three Months Ended		Six Months Ended
		Aug 4, 2018	Jul 29, 2017	Aug 4, 2018	Jul 29, 2017
Derivatives not designated as hedging instruments:
Foreign exchange currency contracts	Other income (expense)	$2,216	$(6,540)	$5,906	$(7,333)
At February 3, 2018, the Company had euro foreign exchange currency contracts to purchase US$68.2 million and Canadian dollar foreign exchange currency contracts to purchase US$17.6 million.

(16)	Subsequent Events
Dividends
On August 29, 2018, the Company announced a regular quarterly cash dividend of $0.225 per share on the Company’s common stock. The cash dividend will be paid on September 28, 2018 to shareholders of record as of the close of business on September 12, 2018.

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

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed. These forward-looking statements may include, among other things, statements or assumptions relating to: our expected results of operations; the accuracy of data relating to, and anticipated levels of, future inventory and gross margins; anticipated cash requirements and sources; cost containment efforts; estimated charges; plans regarding store openings, closings, remodels and lease negotiations; plans regarding the opening or relocation of our distribution centers; plans regarding business growth, international expansion and capital allocation; plans regarding supply chain efficiencies and global planning and allocation; e-commerce, digital and omni-channel initiatives; business seasonality; results and risks of current and future legal proceedings, including the investigation by the European Commission regarding the potential breach of certain European Union competition rules by the Company; industry trends; consumer demands and preferences; competition; currency fluctuations and related impacts; estimated tax rates, including the impact of the Tax Reform and changes to provisional estimates; results of tax audits and other regulatory proceedings; the impact of recent accounting pronouncements; raw material and other inflationary cost pressures; consumer confidence; and general economic conditions. We do not intend, and undertake no obligation, to update our forward-looking statements to reflect future events or circumstances. Such statements involve risks and uncertainties, which may cause actual results to differ materially from those set forth in these statements. Important factors that could cause or contribute to such differences include those discussed under “Part I, Item 1A. Risk Factors” contained in the Company’s most recent Annual Report on Form 10-K for the fiscal year ended February 3, 2018 and in our other filings made from time-to-time with the SEC after the date of this report.
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
Foreign Currency Volatility
Since the majority of our international operations are conducted in currencies other than the U.S. dollar (primarily the Canadian dollar, Chinese yuan, euro, Japanese yen, Korean won, Mexican peso and Russian rouble), currency fluctuations can have a significant impact on the translation of our international revenues and earnings (loss) into U.S. dollar amounts.
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
During the first six months of fiscal 2019, the average U.S. dollar rate was weaker against the Canadian dollar, Chinese yuan, euro, Japanese yen and the Korean won and stronger against the Mexican peso and the Russian rouble compared to the average rate in the same prior-year period. This had an overall favorable impact on the translation of our international revenues and an unfavorable impact on earnings from operations for the six months ended August 4, 2018 compared to the same prior-year period.
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
The Company enters into derivative financial instruments to offset some, but not all, of the exchange risk on foreign currency transactions. For additional discussion regarding our exposure to foreign currency risk, forward contracts designated as hedging instruments and forward contracts not designated as hedging instruments, refer to “Item 3. Quantitative and Qualitative Disclosures About Market Risk.”
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
Capital Allocation
The Company’s investments in capital for the full fiscal year 2019 are planned between $90 million and $95 million. The planned investments in capital are related primarily to retail and e-commerce expansion in Europe and Asia as well as continued investments in technology to support our long-term growth plans.
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
Other
The Company operates on a 52/53-week fiscal year calendar, which ends on the Saturday nearest to January 31 of each year. The six months ended August 4, 2018 had the same number of days as the six months ended July 29, 2017.

Executive Summary
Overview
Net earnings attributable to Guess?, Inc. increased 67.8% to $25.5 million, or diluted earnings of $0.31 per common share, for the quarter ended August 4, 2018, compared to $15.2 million, or diluted earnings of $0.18 per common share, for the quarter ended July 29, 2017.
During the quarter ended August 4, 2018, the Company recognized asset impairment charges of $3.0 million and certain professional services and legal fees and related costs of $2.0 million (or a combined $3.9 million after considering the related tax benefit of $1.1 million), or an unfavorable $0.05 per share impact. Excluding the impact of these items, adjusted net earnings attributable to Guess?, Inc. were $29.5 million and adjusted diluted earnings were $0.36 per common share for the quarter ended August 4, 2018. During the quarter ended July 29, 2017, the Company recognized asset impairment charges of $1.2 million (or $0.8 million after considering the related tax benefit of $0.4 million), or an unfavorable $0.01 per share impact. Excluding the impact of the asset impairment charges and the related tax impact, adjusted net earnings attributable to Guess?, Inc. were $16.1 million and adjusted diluted earnings were $0.19 per common share for the quarter ended July 29, 2017. References to financial results excluding the impact of these items are non-GAAP measures and are addressed below under “Non-GAAP Measures.”
Highlights of the Company’s performance for the quarter ended August 4, 2018 compared to the same prior-year period are presented below, followed by a more comprehensive discussion under “Results of Operations”:
Operations

•
Total net revenue increased 13.7% to $645.9 million for the quarter ended August 4, 2018, compared to $568.3 million in the same prior-year period. In constant currency, net revenue increased by 12.2%.

•	Gross margin (gross profit as a percentage of total net revenue) increased 230 basis points to 37.1% for the quarter ended August 4, 2018, compared to 34.8% in the same prior-year period.

•
Selling, general and administrative (“SG&A”) expenses as a percentage of total net revenue (“SG&A rate”) increased 130 basis points to 31.7% for the quarter ended August 4, 2018, compared to 30.4% in the same prior-year period. SG&A expenses increased 18.2% to $204.6 million for the quarter ended August 4, 2018, compared to $173.0 million in the same prior-year period.

•	During the quarter ended August 4, 2018, the Company recognized asset impairment charges of $3.0 million, compared to $1.2 million in the same prior-year period.

•
Operating margin improved 70 basis points to 4.9% for the quarter ended August 4, 2018, compared to 4.2% in the same prior-year period. Higher asset impairment charges negatively impacted operating margin by 30 basis points during the quarter ended August 4, 2018 compared to the same prior-year period. Certain professional service and legal fees and related costs also negatively impacted operating margin by 30 basis points. Earnings from operations increased 34.0% to $31.9 million for the quarter ended August 4, 2018, compared to $23.8 million in the same prior-year period.

•	Other income, net (including interest income and expense) totaled $1.6 million for the quarter ended August 4, 2018, compared to other expense, net of $1.5 million in the same prior-year period.

•	The effective income tax rate improved by 570 basis points to 23.2% for the quarter ended August 4, 2018, compared to 28.9% in the same prior-year period.

Key Balance Sheet Accounts

•
The Company had $219.1 million in cash and cash equivalents and $0.4 million in restricted cash as of August 4, 2018, compared to $316.5 million in cash and cash equivalents and $1.3 million in restricted cash at July 29, 2017.

◦
The Company invested $17.6 million to repurchase 1,118,808 of its common shares during the six months ended August 4, 2018. During the six months ended August 4, 2018, the Company also paid an additional $6.0 million for shares that were repurchased during the fourth quarter of fiscal 2018 but were settled during the first quarter of fiscal 2019.

◦
During the third quarter of fiscal 2018, the Company made up-front payments of approximately $22 million related to the modification of certain lease agreements held with a common landlord in North America.

•
Accounts receivable, which consists of trade receivables relating primarily to the Company’s wholesale business in Europe and, to a lesser extent, to its wholesale businesses in the Americas and Asia, royalty receivables relating to its licensing operations, credit card and retail concession receivables related to its retail businesses and certain other receivables, increased by $49.8 million, or 21.3%, to $283.4 million as of August 4, 2018, compared to $233.6 million at July 29, 2017. On a constant currency basis, accounts receivable increased by $55.4 million, or 23.7%, when compared to July 29, 2017.

•
Inventory increased by $28.5 million, or 6.5%, to $464.5 million as of August 4, 2018, compared to $436.0 million at July 29, 2017. On a constant currency basis, inventory increased by $37.7 million, or 8.6%, when compared to July 29, 2017.

Global Store Count
In the second quarter of fiscal 2019, together with our partners, we opened 41 new stores worldwide, consisting of 19 stores in Europe and the Middle East, 17 stores in Asia and the Pacific, four stores in Central and South America and one store in Canada. Together with our partners, we closed 23 stores worldwide, consisting of 14 stores in Asia and the Pacific, four stores in the U.S., three stores in Central and South America, one store in Canada and one store in Europe and the Middle East.
We ended the second quarter of fiscal 2019 with 1,662 stores and 429 concessions worldwide, comprised as follows:

	Stores			Concessions
Region	Total	Directly Operated	Partner Operated	Total	Directly Operated	Partner Operated
United States	295	293	2	1	—	1
Canada	86	86	—	—	—	—
Central and South America	104	61	43	27	27	—
Total Americas	485	440	45	28	27	1
Europe and the Middle East	674	440	234	36	36	—
Asia and the Pacific	503	181	322	365	174	191
Total	1,662	1,061	601	429	237	192
Of the total 1,662 stores, 1,328 were GUESS? stores, 216 were GUESS? Accessories stores, 68 were G by GUESS stores and 50 were MARCIANO stores.

Results of Operations

Three Months Ended August 4, 2018 and July 29, 2017
Consolidated Results
Net Revenue. Net revenue increased by $77.6 million, or 13.7%, to $645.9 million for the quarter ended August 4, 2018, compared to $568.3 million for the quarter ended July 29, 2017. In constant currency, net revenue increased by 12.2% as currency translation fluctuations relating to our foreign operations favorably impacted net revenue by $8.4 million compared to the same prior-year period. The increase was driven primarily by retail expansion in our international markets and, to a lesser extent, higher European wholesale shipments.
Gross Margin. Gross margin increased 230 basis points to 37.1% for the quarter ended August 4, 2018, compared to 34.8% in the same prior-year period, of which 190 basis points was due to higher overall product margins and 40 basis points was due to a lower occupancy rate. The higher overall product margins were driven primarily by lower markdowns in Americas Retail, partially offset by higher retail promotions in Europe. The lower occupancy rate was driven primarily by overall leveraging of expenses due mainly to higher European wholesale shipments and, to a lesser extent, cost reductions driven primarily by negotiated rent reductions in Americas Retail, partially offset by higher distribution costs resulting from the relocation of the Company’s European distribution center.
Gross Profit. Gross profit increased by $41.4 million, or 20.9%, to $239.4 million for the quarter ended August 4, 2018, compared to $198.0 million in the same prior-year period. The increase in gross profit, which included the unfavorable impact of currency translation, was due primarily to the favorable impact on gross profit from higher revenue. Currency translation fluctuations relating to our foreign operations unfavorably impacted gross profit by $6.4 million.
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
SG&A Rate. The Company’s SG&A rate increased 130 basis points to 31.7% for the quarter ended August 4, 2018, compared to 30.4% in the same prior-year period. The Company’s SG&A rate included the negative impact of 30 basis points from certain professional service and legal fees and related costs, which the Company otherwise would not have incurred as part of its business operations. Excluding these amounts, the Company’s SG&A rate would have increased 100 basis points driven primarily by higher distribution costs resulting from the relocation of the Company’s European distribution center.
SG&A Expenses. SG&A expenses increased by $31.6 million, or 18.2%, to $204.6 million for the quarter ended August 4, 2018, compared to $173.0 million in the same prior-year period. The increase, which included the favorable impact of currency translation, was driven primarily by higher distribution costs resulting from the relocation of the Company’s European distribution center and, to a lesser extent, higher selling and merchandising expenses and higher store selling expenses. Currency translation fluctuations relating to our foreign operations favorably impacted SG&A expenses by $5.7 million.
Asset Impairment Charges. During the quarter ended August 4, 2018, the Company recognized asset impairment charges of $3.0 million, compared to $1.2 million in the same prior-year period. The higher asset impairment charges during the quarter ended August 4, 2018 related primarily to the impairment of certain retail locations in Europe and North America resulting from under-performance and expected store closures.

Operating Margin. Operating margin increased 70 basis points to 4.9% for the quarter ended August 4, 2018, compared to 4.2% in the same prior-year period. Higher asset impairment charges negatively impacted operating margin by 30 basis points during the quarter ended August 4, 2018 compared to the same prior-year period. Certain professional service and legal fees and related costs negatively impacted operating margin by 30 basis points. Excluding the impact of these items, operating margin increased by 130 basis points compared to the same prior-year period. The positive impact of currency on operating margin for the quarter ended August 4, 2018 was approximately 10 basis points.
Earnings from Operations.   Earnings from operations increased by $8.1 million, or 34.0%, to $31.9 million for the quarter ended August 4, 2018, compared to $23.8 million in the same prior-year period. Currency translation fluctuations relating to our foreign operations unfavorably impacted earnings from operations by $0.8 million.
Interest Income, Net. Interest income, net was $0.3 million for the quarter ended August 4, 2018, compared to $0.7 million for the quarter ended July 29, 2017 and includes the impact of hedge ineffectiveness of foreign exchange currency contracts designated as cash flow hedges.
Other Income (Expense), Net. Other income, net was $1.4 million for the quarter ended August 4, 2018, compared to other expense, net of $2.2 million in the same prior-year period. Other income, net in the quarter ended August 4, 2018 consisted primarily of net unrealized and realized mark-to-market revaluation gains on foreign exchange currency contracts and, to a lesser extent, unrealized gains on non-operating assets, partially offset by net unrealized mark-to-market revaluation losses on foreign currency balances. Other expense, net in the quarter ended July 29, 2017 consisted primarily of net unrealized and realized mark-to-market revaluation losses on foreign exchange currency contracts, partially offset by net unrealized mark-to-market revaluation gains on foreign currency balances and, to a lesser extent, unrealized gains on non-operating assets.
Income Tax Expense.  Income tax expense for the quarter ended August 4, 2018 was $7.8 million, or a 23.2% effective tax rate, compared to $6.5 million, or a 28.9% effective tax rate, in the same prior-year period. Generally, income taxes for the interim periods are computed using the tax rate estimated to be applicable for the full fiscal year, adjusted for discrete items, which is subject to ongoing review and evaluation by management. The improvement in the effective income tax rate during the quarter ended August 4, 2018 compared to the same prior-year period was due primarily to lower losses in jurisdictions which the Company has valuation allowances and, to a lesser extent, the reversal of a valuation allowance on certain deferred taxes and the favorable impact from the enactment of the Tax Reform.
Net Earnings Attributable to Noncontrolling Interests. Net earnings attributable to noncontrolling interests were $0.2 million, net of taxes, for the quarter ended August 4, 2018, compared to $0.7 million, net of taxes, for the quarter ended July 29, 2017.
Net Earnings Attributable to Guess?, Inc. Net earnings attributable to Guess?, Inc. increased by $10.3 million, or 67.8%, to $25.5 million for the quarter ended August 4, 2018, compared to $15.2 million in the same prior-year period. Diluted earnings per share increased to $0.31 for the quarter ended August 4, 2018, compared to $0.18 for the quarter ended July 29, 2017. During the quarter ended August 4, 2018, the Company recognized asset impairment charges of $3.0 million and certain professional services and legal fees and related costs of $2.0 million (or a combined $3.9 million after considering the related tax benefit of $1.1 million), or an unfavorable $0.05 per share impact. Excluding the impact of these items, adjusted net earnings attributable to Guess?, Inc. were $29.5 million and adjusted diluted earnings were $0.36 per common share for the quarter ended August 4, 2018. We estimate that the positive impact of currency on diluted earnings per share for the quarter ended August 4, 2018 was approximately $0.05 per share. During the quarter ended July 29, 2017, the Company recognized asset impairment charges of $1.2 million (or $0.8 million after considering the related tax benefit of $0.4 million), or an unfavorable $0.01 per share impact. Excluding the impact of the asset impairment charges and the related tax impact, adjusted net earnings attributable to Guess?, Inc. were $16.1 million and adjusted diluted earnings were $0.19 per common share for the quarter ended July 29, 2017. References to financial results excluding the impact of these items are non-GAAP measures and are addressed below under “Non-GAAP Measures.”

Information by Business Segment
The following table presents our net revenue and earnings (loss) from operations by segment for the three months ended August 4, 2018 and July 29, 2017 (dollars in thousands):

	Three Months Ended
	Aug 4, 2018	Jul 29, 2017	Change	% Change
Net revenue:
Americas Retail	$197,125	$201,188	$(4,063)	(2.0%)
Americas Wholesale	34,253	32,658	1,595	4.9
Europe	311,998	255,215	56,783	22.2
Asia	82,786	62,733	20,053	32.0
Licensing (1) (2)	19,709	16,498	3,211	19.5
Total net revenue (1) (2)	$645,871	$568,292	$77,579	13.7%
Earnings (loss) from operations:
Americas Retail (2) (3) (4)	$5,582	$(3,555)	$9,137	257.0%
Americas Wholesale (2) (3) (4)	5,325	5,238	87	1.7
Europe (3) (4) (5)	30,531	30,058	473	1.6
Asia (3) (4)	1,634	2,441	(807)	(33.1)
Licensing (2) (3) (4)	17,437	14,389	3,048	21.2
Total segment earnings from operations (2) (3) (5)	60,509	48,571	11,938	24.6
Corporate overhead (2) (3) (5)	(25,647)	(23,551)	(2,096)	8.9
Asset impairment charges (3)	(2,981)	(1,233)	(1,748)
Total earnings from operations (2) (5)	$31,881	$23,787	$8,094	34.0%

Operating margins:
Americas Retail (2) (3) (4)	2.8%	(1.8%)
Americas Wholesale (2) (3) (4)	15.5%	16.0%
Europe (3) (4) (5)	9.8%	11.8%
Asia (3) (4)	2.0%	3.9%
Licensing (1) (2) (3) (4)	88.5%	87.2%
Total Company (1) (2) (5)	4.9%	4.2%
__________________________________

(1)
During the fourth quarter of fiscal 2018, the Company reclassified net royalties received on the Company’s inventory purchases of licensed product from net revenue to cost of product sales to reflect its treatment as a reduction of the cost of such licensed product. Accordingly, net revenue for the three months ended July 29, 2017 has been adjusted to conform to the current period presentation. This reclassification had no impact on previously reported earnings from operations.

(2)
During the first quarter of fiscal 2019, the Company adopted a comprehensive new revenue recognition standard using a modified retrospective method that does not restate prior periods to be comparable to the current period presentation. The adoption of this guidance primarily impacted the presentation of advertising contributions received from the Company’s licensees and the related advertising expenditures incurred by the Company. The adoption of this guidance resulted in an increase in net royalty revenue within the Company’s Licensing segment of $2.1 million, as well as an increase in SG&A expenses in our Americas Retail, Americas Wholesale and Licensing segments as well as corporate overhead of $0.5 million, $0.2 million, $0.2 million and $0.5 million, respectively, during the three months ended August 4, 2018 compared to the same prior-year period. The net favorable impact on earnings from operations was approximately $0.6 million during the three months ended August 4, 2018 compared to the same prior-year period. Refer to Note 1 to the Condensed Consolidated Financial Statements for more information regarding the impact from the adoption of this new standard.

(3)
During the third quarter of fiscal 2018, segment results were adjusted to exclude corporate performance-based compensation costs, net gains (losses) on lease terminations and asset impairment charges due to the fact that these items are no longer included in the segment results provided to the Company’s chief operating decision maker in order to allocate resources and assess performance. Accordingly, segment results have been adjusted for the three months ended July 29, 2017 to conform to the current period presentation.

(4)
During the first quarter of fiscal 2019, the Company changed the segment accountability for funds received from licensees on the Company’s purchases of its licensed products. These amounts were treated as a reduction of cost of product sales within the Licensing segment but now are considered in the results of the segments that control the respective purchases for purposes of segment performance evaluation. Accordingly, segment results for the three months ended July 29, 2017 have been adjusted to conform to the current period presentation.

(5)
During the first quarter of fiscal 2019, the Company adopted new authoritative guidance which requires that the non-service components of net periodic defined benefit pension cost be presented outside of earnings (loss) from operations. Accordingly, earnings from operations and segment results for the three months ended July 29, 2017 have been adjusted to conform to the current period presentation.

Americas Retail
Net revenue from our Americas Retail segment decreased by $4.1 million, or 2.0%, to $197.1 million for the quarter ended August 4, 2018, from $201.2 million in the same prior-year period. In constant currency, net revenue decreased by 2.0%, driven primarily by store closures, partially offset by positive comparable sales. The store base for the U.S. and Canada decreased by an average of 50 net stores during the quarter ended August 4, 2018 compared to the same prior-year period, resulting in a 9.5% net decrease in average square footage. Comparable sales (including e-commerce) increased 3% in U.S. dollars and constant currency. The inclusion of our e-commerce sales had a minimal impact on the comparable sales percentage in U.S. dollars and constant currency. Currency translation fluctuations relating to our non-U.S. retail stores and e-commerce sites had a minimal impact on net revenue during the quarter ended August 4, 2018.
Operating margin improved 460 basis points to 2.8% for the quarter ended August 4, 2018, compared to negative 1.8% in the same prior-year period, due to higher gross margins, partially offset by a higher SG&A rate. The higher gross margins were driven primarily by lower markdowns and, to a lesser extent, cost reductions due primarily to negotiated rent reductions. The higher SG&A rate was driven primarily by higher store selling expenses.
Earnings from operations from our Americas Retail segment were $5.6 million for the quarter ended August 4, 2018, compared to loss from operations of $3.6 million in the same prior-year period. The improvement reflects the favorable impact on earnings from lower occupancy costs driven primarily by negotiated rent reductions and, to a lesser extent, higher product margins.
Americas Wholesale
Net revenue from our Americas Wholesale segment increased by $1.6 million, or 4.9%, to $34.3 million for the quarter ended August 4, 2018, compared to $32.7 million in the same prior-year period. In constant currency, net revenue increased by 6.8%, driven primarily by higher shipments in our Mexican and U.S. wholesale businesses. Currency translation fluctuations relating to our non-U.S. wholesale businesses unfavorably impacted net revenue by $0.6 million.
Operating margin decreased 50 basis points to 15.5% for the quarter ended August 4, 2018, from 16.0% in the same prior-year period, due primarily to lower gross margins driven primarily by the liquidation of aged inventory.
Earnings from operations from our Americas Wholesale segment increased by $0.1 million, or 1.7%, to $5.3 million for the quarter ended August 4, 2018, compared to $5.2 million in the same prior-year period.
Europe
Net revenue from our Europe segment increased by $56.8 million, or 22.2%, to $312.0 million for the quarter ended August 4, 2018, compared to $255.2 million in the same prior-year period. In constant currency, net revenue increased by 19.4%, driven primarily by the favorable impact from higher shipments in our European wholesale business and, to a lesser extent, retail expansion. As of August 4, 2018, we directly operated 440 stores in Europe compared to 363 stores at July 29, 2017, excluding concessions, which represents a 21.2% increase over the same prior-year period. Comparable sales (including e-commerce) increased 5% in U.S. dollars and 2% in constant currency compared to the same prior-year period. The inclusion of our e-commerce sales increased the comparable sales percentage by 4% in U.S. dollars and 3% in constant currency. Currency translation fluctuations relating to our European operations favorably impacted net revenue by $7.3 million.
Operating margin decreased 200 basis points to 9.8% for the quarter ended August 4, 2018, from 11.8% in the same prior-year period, driven primarily by lower gross margins and, to a lesser extent, a higher SG&A rate. The lower gross margins were due primarily to higher distribution costs resulting from the relocation of the Company’s European distribution center and, to a lesser extent, higher retail promotions, partially offset by higher initial markups and, to a lesser extent, overall leveraging of occupancy costs resulting from higher wholesale shipments. The higher SG&A rate was driven primarily by higher distribution costs resulting from the relocation of the Company’s European distribution center, partially offset by overall leveraging of expenses resulting from higher wholesale shipments.
Earnings from operations from our Europe segment increased by $0.5 million, or 1.6%, to $30.5 million for the quarter ended August 4, 2018, compared to $30.1 million in the same prior-year period, driven primarily by the favorable impact on earnings from higher revenue, partially offset by higher distribution costs resulting from the relocation of the Company’s European distribution center. Currency translation fluctuations relating to our European operations unfavorably impacted earnings from operations by $0.9 million.
Asia
Net revenue from our Asia segment increased by $20.1 million, or 32.0%, to $82.8 million for the quarter ended August 4, 2018, compared to $62.7 million in the same prior-year period. In constant currency, net revenue increased by 29.0%, driven primarily by retail expansion and, to a lesser extent, positive comparable sales. As of August 4, 2018, we and our partners operated 503 stores and 365 concessions in Asia, compared to 480 stores and 374 concessions at July 29, 2017. As of August 4, 2018, we directly operated 181 stores and 174 concessions in Asia, compared to 109 directly operated stores and 188 concessions at July 29, 2017. Comparable sales (including e-commerce) increased 17% in U.S. dollars and 14% in constant currency. The inclusion of our e-commerce sales increased the comparable sales percentage by 5% in U.S. dollars and constant currency. Currency translation fluctuations relating to our Asian operations favorably impacted net revenue by $1.8 million.
Operating margin decreased 190 basis points to 2.0% for the quarter ended August 4, 2018, from 3.9% in the same prior-year period, due to a higher SG&A rate, partially offset by higher gross margins. The higher SG&A rate was driven by higher expenses due primarily to retail expansion in Australia. The higher gross margins were driven primarily by overall leveraging of occupancy costs and, to a lesser extent, the favorable impact of business mix on product margins.
Earnings from operations from our Asia segment decreased by $0.8 million, or 33.1%, to $1.6 million for the quarter ended August 4, 2018, from $2.4 million in the same prior-year period, driven primarily by the unfavorable impact on earnings from higher SG&A expenses and, to a lesser extent, higher occupancy costs due to retail expansion, partially offset by the favorable impact on earnings from revenue.
Licensing
Net royalty revenue from our Licensing segment increased by $3.2 million, or 19.5%, to $19.7 million for the quarter ended August 4, 2018, compared to $16.5 million in the same prior-year period. This increase was driven primarily by the impact from the adoption of new accounting guidance for revenue recognition which increased net royalty revenue by $2.1 million, or 12.4%, during the quarter ended August 4, 2018 compared to the same prior-year period.
Earnings from operations from our Licensing segment increased by $3.0 million, or 21.2%, to $17.4 million for the quarter ended August 4, 2018, compared to $14.4 million in the same prior-year period. The increase was driven by the favorable impact to earnings from higher revenue.

Corporate Overhead
Unallocated corporate overhead increased by $2.1 million to $25.6 million for the quarter ended August 4, 2018, compared to $23.6 million in the same prior-year period, driven primarily by $2.0 million in certain professional service and legal fees and related costs, which the Company otherwise would not have incurred as part of its business operations.
Six Months Ended August 4, 2018 and July 29, 2017
Consolidated Results
Net Revenue. Net revenue increased by $144.5 million, or 14.1%, to $1.17 billion for the six months ended August 4, 2018, compared to $1.02 billion for the six months ended July 29, 2017. In constant currency, net revenue increased by 10.2% as currency translation fluctuations relating to our foreign operations favorably impacted net revenue by $40.3 million compared to the same prior-year period. The increase was driven primarily by retail expansion in our international markets and, to a lesser extent, higher European wholesale shipments.
Gross Margin. Gross margin increased 190 basis points to 35.4% for the six months ended August 4, 2018, compared to 33.5% in the same prior-year period, of which 160 basis points was due to higher overall product margins and 30 basis points was due to a lower occupancy rate. The higher overall product margins were driven primarily by lower markdowns in Americas Retail, partially offset by higher retail promotions in Europe. The lower occupancy rate was driven primarily by overall global leveraging of expenses and, to a lesser extent, cost reductions due primarily to negotiated rent reductions in Americas Retail, partially offset by higher distribution costs resulting from the relocation of the Company’s European distribution center.
Gross Profit. Gross profit increased by $70.7 million, or 20.6%, to $413.4 million for the six months ended August 4, 2018, compared to $342.7 million in the same prior-year period. The increase in gross profit, which included the unfavorable impact of currency translation, was due primarily to the favorable impact on gross profit from higher revenue. Currency translation fluctuations relating to our foreign operations unfavorably impacted gross profit by $1.0 million.
SG&A Rate. The Company’s SG&A rate increased 130 basis points to 34.5% for the six months ended August 4, 2018, compared to 33.2% in the same prior-year period. The Company’s SG&A rate included the negative impact of 50 basis points from certain professional service and legal fees and related costs, which the Company otherwise would not have incurred as part of its business operations. Excluding these amounts, the Company’s SG&A rate would have increased 80 basis points driven primarily by higher distribution costs resulting from the relocation of the Company’s European distribution center.
SG&A Expenses. SG&A expenses increased by $62.9 million, or 18.5%, to $402.8 million for the six months ended August 4, 2018, compared to $339.9 million in the same prior-year period. The increase, which included the unfavorable impact of currency translation, was driven primarily by higher distribution costs resulting from the relocation of the Company’s European distribution center and, to a lesser extent, higher selling and merchandising expenses. Currency translation fluctuations relating to our foreign operations unfavorably impacted SG&A expenses by $3.7 million.
Net Gains on Lease Terminations. During the six months ended August 4, 2018, the Company recognized net gains on lease terminations of $0.2 million related primarily to the early termination of certain lease agreements in North America. There were no net gains on lease terminations during the six months ended July 29, 2017.
Asset Impairment Charges. During the six months ended August 4, 2018, the Company recognized asset impairment charges of $3.7 million, compared to $4.0 million in the same prior-year period.
Operating Margin. Operating margin increased 70 basis points to 0.6% for the six months ended August 4, 2018, compared to negative 0.1% in the same prior-year period. Certain professional service and legal fees and related costs negatively impacted operating margin by 50 basis points. This was partially offset by the favorable impact on operating margin from lower asset impairment charges of 10 basis points during the six months ended August 4, 2018 compared to the same prior-year period. Net gains on lease terminations had a minimal impact on operating margin for the six months ended August 4, 2018. Excluding the impact of these items, operating margin improved by 110 basis points compared to the same prior-year period. The negative impact of currency on operating margin for the six months ended August 4, 2018 was approximately 20 basis points.
Earnings (Loss) from Operations.   Earnings from operations were $7.0 million for the six months ended August 4, 2018, compared to loss from operations of $1.2 million in the same prior-year period. Currency translation fluctuations relating to our foreign operations unfavorably impacted earnings from operations by $4.8 million.
Interest Income, Net. Interest income, net was $0.5 million for the six months ended August 4, 2018, compared to $1.2 million for the six months ended July 29, 2017 and includes the impact of hedge ineffectiveness of foreign exchange currency contracts designated as cash flow hedges.
Other Expense, Net. Other expense, net was $1.3 million for the six months ended August 4, 2018, compared to $0.3 million in the same prior-year period. Other expense, net in the six months ended August 4, 2018 consisted primarily of net unrealized mark-to-market revaluation losses on foreign currency balances, partially offset by net unrealized and realized mark-to-market revaluation gains on foreign exchange currency contracts. Other expense, net in the six months ended July 29, 2017 consisted primarily of net unrealized and realized mark-to-market revaluation losses on foreign exchange currency contracts, partially offset by net unrealized mark-to-market revaluation gains on foreign currency balances and, to a lesser extent, unrealized gains on non-operating assets.
Income Tax Expense.  Income tax expense for the six months ended August 4, 2018 was $1.5 million, or a 24.0% effective tax rate, compared to $5.1 million, or a negative 1,706.1% effective tax rate, in the same prior-year period. Generally, income taxes for the interim periods are computed using the tax rate estimated to be applicable for the full fiscal year, adjusted for discrete items, which is subject to ongoing review and evaluation by management. The improvement in the effective income tax rate during the six months ended August 4, 2018 was due primarily to lower losses in jurisdictions which the Company has valuation allowances and, to a lesser extent, the reversal of a valuation allowance on certain deferred taxes and the favorable impact from the enactment of the Tax Reform.
Net Earnings Attributable to Noncontrolling Interests. Net earnings attributable to noncontrolling interests were $0.4 million, net of taxes, for the six months ended August 4, 2018, compared to $0.7 million, net of taxes, for the six months ended July 29, 2017.
Net Earnings (Loss) Attributable to Guess?, Inc. Net earnings attributable to Guess?, Inc. were $4.3 million for the six months ended August 4, 2018, compared to net loss attributable to Guess?, Inc. of $6.1 million in the same prior-year period. Diluted earnings per share increased to $0.05 for the six months ended August 4, 2018, from diluted loss per share of $0.08 for the six months ended July 29, 2017. During the six months ended August 4, 2018, the Company recognized net gains on lease terminations of $0.2 million, asset impairment charges of $3.7 million and certain professional services and legal fees and related costs of $5.8 million (or a combined $7.3 million after considering the related tax benefit of $2.1 million), or an unfavorable $0.09 per share impact. Excluding the impact of these items, adjusted net earnings attributable to Guess?, Inc. were $11.6 million and adjusted diluted earnings were $0.14 per common share during the six months ended August 4, 2018. We estimate that the positive impact of currency on diluted earnings per share for the six months ended August 4, 2018 was approximately $0.02 per share. During the six months ended July 29, 2017, the Company recognized asset impairment charges of $4.0 million (or $2.8 million after considering the related tax benefit of $1.2 million), or an unfavorable $0.04 per share impact. Excluding the impact of the asset impairment charges and the related tax impact, adjusted net loss attributable to Guess?, Inc. was $3.3 million and adjusted diluted loss was $0.04 per common share during the six months ended July 29, 2017. References to financial results excluding the impact of these items are non-GAAP measures and are addressed below under “Non-GAAP Measures.”

Information by Business Segment
The following table presents our net revenue and earnings (loss) from operations by segment for the six months ended August 4, 2018 and July 29, 2017 (dollars in thousands):

	Six Months Ended
	Aug 4, 2018	Jul 29, 2017	Change	% Change
Net revenue:
Americas Retail	$368,465	$374,882	$(6,417)	(1.7%)
Americas Wholesale	74,932	68,515	6,417	9.4
Europe	517,433	420,603	96,830	23.0
Asia	166,837	126,114	40,723	32.3
Licensing (1) (2)	39,493	32,523	6,970	21.4
Total net revenue (1) (2)	$1,167,160	$1,022,637	$144,523	14.1%
Earnings (loss) from operations:
Americas Retail (2) (3) (4)	$(98)	$(25,136)	$25,038	99.6%
Americas Wholesale (2) (3) (4)	11,351	12,221	(870)	(7.1)
Europe (3) (4) (5)	10,198	29,052	(18,854)	(64.9)
Asia (3) (4)	5,699	2,780	2,919	105.0
Licensing (2) (3) (4)	34,923	27,850	7,073	25.4
Total segment earnings from operations (2) (3) (5)	62,073	46,767	15,306	32.7
Corporate overhead (2) (3) (5)	(51,492)	(43,960)	(7,532)	17.1
Net gains on lease terminations (3)	152	—	152
Asset impairment charges (3)	(3,740)	(3,995)	255
Total earnings (loss) from operations (2) (5)	$6,993	$(1,188)	$8,181	688.6%
Operating margins:
Americas Retail (2) (3) (4)	(0.0%)	(6.7%)
Americas Wholesale (2) (3) (4)	15.1%	17.8%
Europe (3) (4) (5)	2.0%	6.9%
Asia (3) (4)	3.4%	2.2%
Licensing (1) (2) (3) (4)	88.4%	85.6%
Total Company (1) (2) (5)	0.6%	(0.1%)
__________________________________

(1)
During the fourth quarter of fiscal 2018, the Company reclassified net royalties received on the Company’s inventory purchases of licensed product from net revenue to cost of product sales to reflect its treatment as a reduction of the cost of such licensed product. Accordingly, net revenue for the six months ended July 29, 2017 has been adjusted to conform to the current period presentation. This reclassification had no impact on previously reported loss from operations.

(2)
During the first quarter of fiscal 2019, the Company adopted a comprehensive new revenue recognition standard using a modified retrospective method that does not restate prior periods to be comparable to the current period presentation. The adoption of this guidance primarily impacted the presentation of advertising contributions received from the Company’s licensees and the related advertising expenditures incurred by the Company. The adoption of this guidance resulted in an increase in net royalty revenue within the Company’s Licensing segment of $4.4 million, as well as an increase in SG&A expenses in our Americas Retail, Americas Wholesale and Licensing segments as well as corporate overhead of $2.3 million, $0.9 million, $0.4 million and $1.1 million, respectively, during the six months ended August 4, 2018 compared to the same prior-year period. The net unfavorable impact on earnings from operations was approximately $0.4 million during the six months ended August 4, 2018 compared to the same prior-year period. Refer to Note 1 to the Condensed Consolidated Financial Statements for more information regarding the impact from the adoption of this new standard.

(3)
During the third quarter of fiscal 2018, segment results were adjusted to exclude corporate performance-based compensation costs, net gains (losses) on lease terminations and asset impairment charges due to the fact that these items are no longer included in the segment results provided to the Company’s chief operating decision maker in order to allocate resources and assess performance. Accordingly, segment results have been adjusted for the six months ended July 29, 2017 to conform to the current period presentation.

(4)
During the first quarter of fiscal 2019, the Company changed the segment accountability for funds received from licensees on the Company’s purchases of its licensed products. These amounts were treated as a reduction of cost of product sales within the Licensing segment but now are considered in the results of the segments that control the respective purchases for purposes of segment performance evaluation. Accordingly, segment results for the six months ended July 29, 2017 have been adjusted to conform to the current period presentation.

(5)
During the first quarter of fiscal 2019, the Company adopted new authoritative guidance which requires that the non-service components of net periodic defined benefit pension cost be presented outside of earnings (loss) from operations. Accordingly, loss from operations and segment results for the six months ended July 29, 2017 have been adjusted to conform to the current period presentation.

Americas Retail
Net revenue from our Americas Retail segment decreased by $6.4 million, or 1.7%, to $368.5 million for the six months ended August 4, 2018, from $374.9 million in the same prior-year period. In constant currency, net revenue decreased by 2.1%, driven primarily by store closures, partially offset by positive comparable sales. The store base for the U.S. and Canada decreased by an average of 53 net stores during the six months ended August 4, 2018 compared to the same prior-year period, resulting in a 10.1% net decrease in average square footage. Comparable sales (including e-commerce) increased 2% in U.S. dollars and constant currency. The inclusion of our e-commerce sales had a minimal impact on the comparable sales percentage in U.S. dollars and constant currency. Currency translation fluctuations relating to our non-U.S. retail stores and e-commerce sites favorably impacted net revenue by $1.4 million.
Operating margin improved 670 basis points to relatively breakeven for the six months ended August 4, 2018, compared to negative 6.7% in the same prior-year period. This improvement was driven primarily by higher gross margins due to lower markdowns and, to a lesser extent, cost reductions due primarily to negotiated rent reductions.
Loss from operations from our Americas Retail segment improved by $25.0 million, or 99.6%, to $0.1 million for the six months ended August 4, 2018, compared to $25.1 million in the same prior-year period. The improvement reflects the favorable impact on earnings from lower occupancy costs driven primarily by negotiated rent reductions and, to a lesser extent, higher product margins.
Americas Wholesale
Net revenue from our Americas Wholesale segment increased by $6.4 million, or 9.4%, to $74.9 million for the six months ended August 4, 2018, compared to $68.5 million in the same prior-year period. In constant currency, net revenue increased by 9.1%, driven primarily by higher shipments in our U.S., Mexican and Canadian wholesale businesses. Currency translation fluctuations relating to our non-U.S. wholesale businesses favorably impacted net revenue by $0.2 million.
Operating margin decreased 270 basis points to 15.1% for the six months ended August 4, 2018, from 17.8% in the same prior-year period, due primarily to lower gross margins driven primarily by the liquidation of aged inventory.
Earnings from operations from our Americas Wholesale segment decreased by $0.9 million, or 7.1%, to $11.4 million for the six months ended August 4, 2018, from $12.2 million in the same prior-year period, driven primarily by the unfavorable impact on earnings from lower gross margins.

Europe
Net revenue from our Europe segment increased by $96.8 million, or 23.0%, to $517.4 million for the six months ended August 4, 2018, compared to $420.6 million in the same prior-year period. In constant currency, net revenue increased by 15.4%, driven primarily by the favorable impact from retail expansion and, to a lesser extent, from higher shipments in our European wholesale business. Comparable sales (including e-commerce) increased 9% in U.S. dollars and 2% in constant currency compared to the same prior-year period. The inclusion of our e-commerce sales increased the comparable sales percentage by 5% in U.S. dollars and constant currency. Currency translation fluctuations relating to our European operations favorably impacted net revenue by $32.2 million.
Operating margin decreased 490 basis points to 2.0% for the six months ended August 4, 2018, from 6.9% in the same prior-year period, driven primarily by lower gross margins and, to a lesser extent, a higher SG&A rate. The lower gross margins were due primarily to higher distribution costs resulting from the relocation of the Company’s European distribution center and, to a lesser extent, higher retail promotions. The higher SG&A rate was driven by higher distribution costs resulting from the relocation of the Company’s European distribution center, partially offset by overall leveraging of expenses resulting from higher wholesale shipments.
Earnings from operations from our Europe segment decreased by $18.9 million, or 64.9%, to $10.2 million for the six months ended August 4, 2018, compared to $29.1 million in the same prior-year period. The decrease was driven primarily by the higher distribution costs resulting from the relocation of the Company’s European distribution center. Currency translation fluctuations relating to our European operations unfavorably impacted earnings from operations by $4.9 million.
Asia
Net revenue from our Asia segment increased by $40.7 million, or 32.3%, to $166.8 million for the six months ended August 4, 2018, compared to $126.1 million in the same prior-year period. In constant currency, net revenue increased by 27.1%, driven primarily by retail expansion and, to a lesser extent, positive comparable sales. Comparable sales (including e-commerce) increased 20% in U.S. dollars and 15% in constant currency compared to the same prior-year period. The inclusion of our e-commerce sales increased the comparable sales percentage by 5% in U.S. dollars and constant currency. Currency translation fluctuations relating to our Asian operations favorably impacted net revenue by $6.6 million.
Operating margin increased 120 basis points to 3.4% for the six months ended August 4, 2018, compared to 2.2% in the same prior-year period, due to higher gross margins, partially offset by a higher SG&A rate. The higher gross margins were due primarily to overall leveraging of occupancy costs. The higher SG&A rate was driven by higher expenses due primarily to retail expansion in Australia.
Earnings from operations from our Asia segment increased by $2.9 million, or 105.0%, to $5.7 million for the six months ended August 4, 2018, compared to $2.8 million in the same prior-year period, driven primarily by the favorable impact on earnings from higher revenue, partially offset by higher SG&A expenses and, to a lesser extent, higher occupancy costs due to retail expansion.
Licensing
Net royalty revenue from our Licensing segment increased by $7.0 million, or 21.4%, to $39.5 million for the six months ended August 4, 2018, compared to $32.5 million in the same prior-year period. This increase was driven primarily by the impact from the adoption of new accounting guidance for revenue recognition which increased net royalty revenue by $4.4 million, or 13.4%, during the six months ended August 4, 2018 compared to the same prior-year period.
Earnings from operations from our Licensing segment increased by $7.1 million, or 25.4%, to $34.9 million for the six months ended August 4, 2018, compared to $27.9 million in the same prior-year period. The increase was driven by the favorable impact to earnings from higher revenue.

Corporate Overhead
Unallocated corporate overhead increased by $7.5 million to $51.5 million for the six months ended August 4, 2018, compared to $44.0 million in the same prior-year period, driven primarily by $5.8 million in certain professional service and legal fees and related costs, which the Company otherwise would not have incurred as part of its business operations.
Non-GAAP Measures
The Company’s reported financial results are presented in accordance with GAAP. The reported net earnings attributable to Guess?, Inc. and diluted earnings per share for the three and six months ended August 4, 2018 reflect the impact of net gains on lease terminations, asset impairment charges, certain professional service and legal fees and related costs and the tax effects of these adjustments, where applicable. The reported net earnings (loss) attributable to Guess?, Inc. and diluted earnings (loss) per share for the three and six months ended July 29, 2017 reflect the impact of asset impairment charges and the related tax impact. These items affect the comparability of the Company’s reported results. The financial results are also presented on a non-GAAP basis, as defined in Section 10(e) of Regulation S-K of the SEC, to exclude the effect of these items. The Company believes that these items are not indicative of the underlying performance of its business and that the “non-GAAP” or “adjusted” information provided is useful for investors to evaluate the comparability of the Company’s operating results and its future outlook when reviewed in conjunction with the Company’s GAAP financial statements. The non-GAAP measures are provided in addition to, and not as alternatives for, the Company’s reported GAAP results.
The adjusted measures for the three months ended August 4, 2018 exclude the impact of asset impairment charges of $3.0 million and certain professional services and legal fees and related costs of $2.0 million. The asset impairment charges related primarily to the impairment of certain retail locations in Europe and North America resulting from under-performance and expected store closures. These items resulted in a combined $3.9 million impact (after considering the related tax benefit of $1.1 million), or an unfavorable $0.05 per share impact during the three months ended August 4, 2018. Net earnings attributable to Guess?, Inc. were $25.5 million and diluted earnings were $0.31 per common share for the three months ended August 4, 2018. Excluding the impact of these items, adjusted net earnings attributable to Guess?, Inc. were $29.5 million and adjusted diluted earnings were $0.36 per common share for the three months ended August 4, 2018.
The adjusted measures for the six months ended August 4, 2018 exclude the impact of net gains on lease terminations of $0.2 million, asset impairment charges of $3.7 million and certain professional services and legal fees and related costs of $5.8 million. The net gains on lease terminations related primarily to the early termination of certain lease agreements in North America. The asset impairment charges related primarily to the impairment of certain retail locations in Europe and North America resulting from under-performance and expected store closures. These items resulted in a combined $7.3 million impact (after considering the related tax benefit of $2.1 million), or an unfavorable $0.09 per share impact during the six months ended August 4, 2018. Net earnings attributable to Guess?, Inc. were $4.3 million and diluted earnings were $0.05 per common share for the six months ended August 4, 2018. Excluding the impact of these items, adjusted net earnings attributable to Guess?, Inc. were $11.6 million and adjusted diluted earnings were $0.14 per common share for the six months ended August 4, 2018.
The adjusted measures for the three and six months ended July 29, 2017 exclude the impact of asset impairment charges of $1.2 million and $4.0 million, respectively, related primarily to the impairment of certain retail locations in North America resulting from under-performance and expected store closures. During the three months ended July 29, 2017, asset impairment charges resulted in a $0.8 million impact (after considering the related tax benefit of $0.4 million), or an unfavorable $0.01 per share impact. Net earnings attributable to Guess?, Inc. were $15.2 million and diluted earnings were $0.18 per share for the three months ended July 29, 2017. Excluding the impact of the asset impairment charges and the related tax impact, adjusted net earnings attributable to Guess?, Inc. were $16.1 million and adjusted diluted earnings were $0.19 per common share for the three months ended July 29, 2017. During the six months ended July 29, 2017, asset impairment charges resulted in a $2.8 million impact

(after considering the related tax benefit of $1.2 million), or an unfavorable $0.04 per share impact. Net loss attributable to Guess?, Inc. was $6.1 million and diluted loss was $0.08 per share for the six months ended July 29, 2017. Excluding the impact of the asset impairment charges and the related tax impact, adjusted net loss attributable to Guess?, Inc. was $3.3 million and adjusted diluted loss was $0.04 per common share for the six months ended July 29, 2017.
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
Liquidity and Capital Resources
We need liquidity globally primarily to fund our working capital, occupancy costs, expansion plans, remodeling and rationalization of our retail stores, shop-in-shop programs, concessions, systems, infrastructure, other existing operations, international growth and potential acquisitions and investments. In addition, in the U.S. we need liquidity to fund share repurchases and payment of dividends to our stockholders. Generally, our working capital needs are highest during the late summer and fall as our inventories increase before the holiday selling period. During the six months ended August 4, 2018, the Company relied primarily on trade credit, available cash, real estate and other operating leases, capital leases, proceeds from short-term lines of credit and internally generated funds to finance our operations, payment of dividends, share repurchases and expansion. The Company anticipates that we will be able to satisfy our ongoing cash requirements during the next twelve months for working capital, capital expenditures, payments on our debt, capital leases and operating leases as well as lease termination payments, potential acquisitions and investments, share repurchases and dividend payments to stockholders, primarily with cash flow from operations and existing cash balances as supplemented by borrowings under our existing Credit Facility in the U.S. and Canada as well as bank facilities in Europe as needed. Such facilities are described further below under “—Borrowings and Capital Lease Obligations.”
In December 2017, the U.S. government enacted the Tax Reform, which significantly changed the U.S. corporate income tax laws, including moving from a global taxation regime to a territorial regime and lowering the future U.S. federal tax rate from 35% to 21%. The Company is also required to pay a transition tax on all historical earnings of foreign subsidiaries that have not been repatriated to the U.S. The income tax payable related to the transition tax is due over an eight-year period beginning in calendar 2018. The Company included $0.4 million and $17.7 million related to the transition tax in accrued expenses and other long-term liabilities in its condensed consolidated balance sheets as of August 4, 2018, respectively. The Company included $1.9 million and $17.7 million related to the transition tax in accrued expenses and other long-term liabilities in its condensed consolidated balance sheets as of February 3, 2018, respectively. The Company has provided for tax liabilities on amounts that are estimated to be repatriated from foreign operations as a result of the Tax Reform. We have not provided for other income taxes on undistributed foreign earnings expected to be reinvested outside the U.S. If in the future we decide to repatriate such earnings, we would incur other incremental taxes. Our current plans do not indicate a need to repatriate them to fund our U.S. cash requirements. As of August 4, 2018, the Company had cash and cash equivalents of $219.1 million, of which approximately $49.7 million was held in the U.S.
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
The Company has presented below the cash flow performance comparison of the six months ended August 4, 2018, compared to the six months ended July 29, 2017.
Operating Activities
Net cash used in operating activities was $21.7 million for the six months ended August 4, 2018, compared to $9.7 million for the six months ended July 29, 2017, or a deterioration of $12.0 million. This deterioration was driven primarily by changes in working capital due mainly to higher inventory resulting from retail expansion, partially offset by higher cash flows generated from net earnings for the six months ended August 4, 2018 compared to the same prior-year period.
Investing Activities
Net cash used in investing activities was $53.2 million for the six months ended August 4, 2018, compared to $39.5 million for the six months ended July 29, 2017. Net cash used in investing activities related primarily to capital expenditures incurred on retail expansion, investments in technology infrastructure and existing store remodeling programs. In addition, the cost of any business acquisitions, purchases of investments and other assets and the settlement of forward exchange currency contracts are also included in cash flows used in investing activities.
The increase in cash used in investing activities was driven primarily by higher spending on retail expansion during the six months ended August 4, 2018 compared to the same prior-year period. During the six months ended August 4, 2018, the Company opened 60 directly operated stores compared to 49 directly operated stores that were opened in the same prior-year period.
Financing Activities
Net cash used in financing activities was $56.8 million for the six months ended August 4, 2018, compared to $55.1 million for the six months ended July 29, 2017. Net cash used in financing activities related primarily to the payment of dividends and repurchases of shares of the Company’s common stock. In addition, payments related to capital lease obligations and borrowings and proceeds from issuance of common stock under our equity plan, capital contributions from noncontrolling interests and borrowings are also included in cash flows used in financing activities.
The increase in cash used in financing activities was driven primarily by higher payments for repurchases of shares of the Company’s common stock, partially offset by proceeds from issuance of common stock under our equity plan during the six months ended August 4, 2018 compared to the same prior-year period.
Effect of Exchange Rates on Cash, Cash Equivalents and Restricted Cash
During the six months ended August 4, 2018, changes in foreign currency translation rates decreased our reported cash, cash equivalents and restricted cash balance by $16.6 million. This compares to an increase of $24.4 million in cash, cash equivalents and restricted cash driven by changes in foreign currency translation rates during the six months ended July 29, 2017.

Working Capital
As of August 4, 2018, the Company had net working capital (including cash and cash equivalents) of $583.1 million, compared to $640.9 million at February 3, 2018 and $670.8 million at July 29, 2017. The Company’s primary working capital needs are for accounts receivable and inventory. Accounts receivable increased by $49.8 million, or 21.3%, to $283.4 million as of August 4, 2018, compared to $233.6 million at July 29, 2017. The accounts receivable balance consists of trade receivables relating primarily to the Company’s wholesale business in Europe and, to a lesser extent, to its wholesale businesses in the Americas and Asia, royalty receivables relating to its licensing operations, credit card and retail concession receivables related to its retail businesses and certain other receivables. On a constant currency basis, accounts receivable increased by $55.4 million, or 23.7%, when compared to July 29, 2017. The increase was driven primarily by higher European wholesale shipments, partially offset by the favorable timing of collections during the six months ended August 4, 2018 compared to the same prior-year period. During the first quarter of fiscal 2019, the Company adopted a new revenue recognition standard on a modified retrospective basis which changed the presentation of allowances for wholesale sales returns and wholesale markdowns to be classified within accrued expenses rather than as a reduction to accounts receivable. Accordingly, the Company has included allowances of $27.0 million and $10.8 million related to wholesale sales returns and wholesale markdowns, respectively, in accrued expenses as of August 4, 2018. As of August 4, 2018, approximately 52% of our total net trade receivables and 62% of our European net trade receivables were subject to credit insurance coverage, certain bank guarantees or letters of credit for collection purposes. Our credit insurance coverage contains certain terms and conditions specifying deductibles and annual claim limits. Inventory increased by $28.5 million, or 6.5%, to $464.5 million as of August 4, 2018, compared to $436.0 million at July 29, 2017. On a constant currency basis, inventory increased by $37.7 million, or 8.6%, when compared to July 29, 2017, driven primarily by retail expansion in our international markets. The adoption of the new revenue recognition standard also impacted the presentation of the estimated cost associated with the allowance for sales returns to be included within other current assets rather than included in inventories. Accordingly, the Company has included $11.6 million related to the estimated cost associated with the allowance for sales returns in other current assets as of August 4, 2018.
Dividends
During the first quarter of fiscal 2008, the Company announced the initiation of a quarterly cash dividend of $0.06 per share of the Company’s common stock. Since that time, the Company has continued to pay a quarterly cash dividend, which has subsequently increased to $0.225 per common share.
On August 29, 2018, the Company announced a regular quarterly cash dividend of $0.225 per share on the Company’s common stock. The cash dividend will be paid on September 28, 2018 to shareholders of record as of the close of business on September 12, 2018.
The payment of cash dividends in the future will be at the discretion of our Board of Directors and will be based upon a number of business, legal and other considerations, including our cash flow from operations, capital expenditures, debt service and covenant requirements, cash paid for income taxes, earnings, share repurchases, economic conditions and U.S. and global liquidity.
Share Repurchases
On June 26, 2012, the Company’s Board of Directors authorized a program to repurchase, from time-to-time and as market and business conditions warrant, up to $500 million of the Company’s common stock. Repurchases under the program may be made on the open market or in privately negotiated transactions, pursuant to Rule 10b5-1 trading plans or other available means. There is no minimum or maximum number of shares to be repurchased under the program, which may be discontinued at any time, without prior notice. During the six months ended August 4, 2018, the Company repurchased 1,118,808 shares under the program at an aggregate cost of $17.6 million. The shares were repurchased during the three months ended May 5, 2018. During the six months ended August 4, 2018, the Company also paid an additional $6.0 million for shares that were repurchased during the fourth quarter of fiscal 2018 but were settled during the first quarter of fiscal 2019. During the six months ended July 29, 2017, the Company repurchased 1,485,195 shares under the program at an aggregate cost of $17.8 million.

The shares were repurchased during the three months ended April 29, 2017. As of August 4, 2018, the Company had remaining authority under the program to purchase $374.6 million of its common stock.
Capital Expenditures
Gross capital expenditures totaled $46.0 million, before deducting lease incentives of $4.9 million, for the six months ended August 4, 2018. This compares to gross capital expenditures of $39.6 million, before deducting lease incentives of $4.1 million for the six months ended July 29, 2017.
The Company’s investments in capital for the full fiscal year 2019 are planned between $90 million and $95 million. The planned investments in capital are related primarily to retail and e-commerce expansion in Europe and Asia as well as continued investments in technology to support our long-term growth plans.
We will periodically evaluate strategic acquisitions and alliances and pursue those that we believe will support and contribute to our overall growth initiatives.
Borrowings and Capital Lease Obligations
Credit Facilities
On June 23, 2015, the Company entered into a five-year senior secured asset-based revolving credit facility with Bank of America, N.A. and the other lenders party thereto (the “Credit Facility”). The Credit Facility provides for a borrowing capacity in an amount up to $150 million, including a Canadian sub-facility up to $50 million, subject to a borrowing base. Based on applicable accounts receivable, inventory, eligible cash balances and relevant covenant restrictions as of August 4, 2018, the Company could have borrowed up to $104 million under the Credit Facility. The Credit Facility has an option to expand the borrowing capacity by up to $150 million subject to certain terms and conditions, including the willingness of existing or new lenders to assume such increased amount. The Credit Facility is available for direct borrowings and the issuance of letters of credit, subject to certain letters of credit sublimits, and may be used for working capital and other general corporate purposes.
All obligations under the Credit Facility are unconditionally guaranteed by the Company and the Company’s existing and future domestic and Canadian subsidiaries, subject to certain exceptions, and are secured by a first priority lien on substantially all of the assets of the Company and such domestic and Canadian subsidiaries, as applicable.
Direct borrowings under the Credit Facility made by the Company and its domestic subsidiaries shall bear interest at the U.S. base rate plus an applicable margin (varying from 0.25% to 0.75%) or at LIBOR plus an applicable margin (varying from 1.25% to 1.75%). The U.S. base rate is based on the greater of (i) the U.S. prime rate, (ii) the federal funds rate, plus 0.5%, and (iii) LIBOR for a 30 day interest period, plus 1.0%. Direct borrowings under the Credit Facility made by the Company’s Canadian subsidiaries shall bear interest at the Canadian prime rate plus an applicable margin (varying from 0.25% to 0.75%) or at the Canadian BA rate plus an applicable margin (varying from 1.25% to 1.75%). The Canadian prime rate is based on the greater of (i) the Canadian prime rate, (ii) the Bank of Canada overnight rate, plus 0.5%, and (iii) the Canadian BA rate for a one month interest period, plus 1.0%. The applicable margins are calculated quarterly and vary based on the average daily availability of the aggregate borrowing base. The Company is also obligated to pay certain commitment, letter of credit and other fees customary for a credit facility of this size and type. As of August 4, 2018, the Company had $1.6 million in outstanding standby letters of credit, no outstanding documentary letters of credit and no outstanding borrowings under the Credit Facility.
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
The Company, through its European subsidiaries, maintains short-term uncommitted borrowing agreements, primarily for working capital purposes, with various banks in Europe. The majority of the borrowings under these agreements are secured by specific accounts receivable balances. Based on the applicable accounts receivable balances as of August 4, 2018, the Company could have borrowed or entered into documentary letters of credit totaling up to $83.7 million under these agreements. As of August 4, 2018, the Company had no outstanding borrowings or outstanding documentary letters of credit under these agreements. The agreements are denominated primarily in euros and provide for annual interest rates ranging from 0.5% to 4.6%. The maturities of any short-term borrowings under these arrangements are generally linked to the credit terms of the underlying accounts receivable that secure the borrowings. With the exception of one facility for up to $40.5 million that has a minimum net equity requirement, there are no other financial ratio covenants.
Mortgage Debt
On February 16, 2016, the Company entered into a ten-year $21.5 million real estate secured loan (the “Mortgage Debt”). The Mortgage Debt is secured by the Company’s U.S. distribution center based in Louisville, Kentucky and provides for monthly principal and interest payments based on a 25-year amortization schedule, with the remaining principal balance and any accrued and unpaid interest due at maturity. Outstanding principal balances under the Mortgage Debt bear interest at the one-month LIBOR rate plus 1.5%. As of August 4, 2018, outstanding borrowings under the Mortgage Debt, net of debt issuance costs of $0.1 million, were $20.0 million. At February 3, 2018, outstanding borrowings under the Mortgage Debt, net of debt issuance costs of $0.1 million, were $20.3 million.
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
On February 16, 2016, the Company also entered into a separate interest rate swap agreement, designated as a cash flow hedge, that resulted in a swap fixed rate of approximately 3.06%. This interest rate swap agreement matures in January 2026 and converts the nature of the Mortgage Debt from LIBOR floating-rate debt to fixed-rate debt. The fair value of the interest rate swap asset for each of the periods ended August 4, 2018 and February 3, 2018 was approximately $1.5 million.
Capital Lease Obligations
During fiscal 2018, the Company began the relocation of its European distribution center to the Netherlands. As a result, the Company entered into a capital lease of $17.0 million for equipment used in the new facility. The capital lease primarily provides for monthly minimum lease payments through May 2027 with an effective interest rate of approximately 6%. As of August 4, 2018 and February 3, 2018, the capital lease obligation was $15.4 million and $17.3 million, respectively.
The Company also has smaller capital leases related primarily to computer hardware and software. As of August 4, 2018 and February 3, 2018, these capital lease obligations totaled $2.3 million and $1.3 million, respectively.

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
As a non-qualified pension plan, no dedicated funding of the SERP is required; however, the Company has made periodic payments into insurance policies held in a rabbi trust to fund the expected obligations arising under the non-qualified SERP. The amount of any future payments into the insurance policies, if any, may vary depending on investment performance of the trust. The cash surrender values of the insurance policies were $64.3 million and $64.5 million as of August 4, 2018 and February 3, 2018, respectively, and were included in other assets in the Company’s condensed consolidated balance sheets. As a result of changes in the value of the insurance policy investments, the Company recorded unrealized gains of $1.7 million and $0.7 million in other income during the three and six months ended August 4, 2018, respectively, and unrealized gains of $1.9 million and $3.8 million in other income during the three and six months ended July 29, 2017, respectively. The projected benefit obligation was $54.9 million and $54.8 million as of August 4, 2018 and February 3, 2018, respectively, and was included in accrued expenses and other long-term liabilities in the Company’s condensed consolidated balance sheets depending on the expected timing of payments. SERP benefit payments of $0.4 million and $0.8 million were made during the three and six months ended August 4, 2018, respectively. SERP benefit payments of $0.4 million and $0.8 million were made during the three and six months ended July 29, 2017, respectively.
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
U.S. and Canada Backlog. Our U.S. and Canadian wholesale backlog as of September 5, 2018, consisting primarily of orders for fashion apparel, was $50.1 million in constant currency, compared to $36.9 million at September 6, 2017, an increase of 35.8%.

Europe Backlog. As of September 2, 2018, the European wholesale backlog was €228.5 million, compared to €221.9 million at September 3, 2017, an increase of 3.0%. The backlog as of September 2, 2018 is comprised of sales orders for the Fall/Winter 2018 and Spring/Summer 2019 seasons.
Application of Critical Accounting Policies
Our critical accounting policies reflecting our estimates and judgments are described in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the year ended February 3, 2018 filed with the SEC on March 29, 2018. There have been no significant changes to our critical accounting policies during the six months ended August 4, 2018.
Recently Issued Accounting Guidance
In February 2016, the Financial Accounting Standards Board (“FASB”) issued a comprehensive new lease standard which will supersede previous lease guidance. The standard requires a lessee to recognize assets and liabilities related to long-term leases that were classified as operating leases under previous guidance in its balance sheet. An asset would be recognized related to the right to use the underlying asset and a liability would be recognized related to the obligation to make lease payments over the term of the lease. The standard also requires expanded disclosures surrounding leases. The standard (including clarification guidance issued during fiscal 2019) is effective for fiscal periods beginning after December 15, 2018, which will be the Company’s first quarter of fiscal 2020, with early adoption permitted. The Company has completed the design phase of its selected lease management system and is in the process of completing its inventory of its lease contracts as well as implementing processes and controls to enable the preparation of the required financial information for this standard. The Company will apply this guidance retrospectively at the beginning of the period of adoption through a cumulative-effect adjustment to retained earnings and expects that this guidance will result in material increases in assets and liabilities in its consolidated balance sheet as well as enhanced disclosures.
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

In August 2018, the FASB issued authoritative guidance to modify the disclosure requirements on fair value measurements in ASC 820, Fair Value Measurement. This guidance is effective for fiscal years beginning after December 15, 2019, which will be the Company’s first quarter of fiscal 2021, with early adoption permitted. The Company is currently evaluating the impact of the adoption of this standard on its related disclosures.
In August 2018, the FASB issued authoritative guidance to modify the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans. This guidance is effective for fiscal years beginning after December 15, 2020, which will be the Company’s first quarter of fiscal 2022, with early adoption permitted. The Company is currently evaluating the impact of the adoption of this standard on its related disclosures.
In August 2018, the FASB issued authoritative guidance to align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The guidance provides criteria for determining which implementation costs to capitalize as an asset related to the service contract and which costs to expense. The capitalized implementation costs are required to be expensed over the term of the hosting arrangement. The guidance also clarifies the presentation requirements for reporting such costs in the entity’s financial statements. This guidance is effective for fiscal years beginning after December 15, 2019, which will be the Company’s first quarter of fiscal 2021, with early adoption permitted. The Company is currently evaluating the impact of the adoption of this standard on its consolidated financial statements and related disclosures.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk.
Exchange Rate Risk
More than half of product sales and licensing revenue recorded for the six months ended August 4, 2018 were denominated in currencies other than the U.S. dollar. The Company’s primary exchange rate risk relates to operations in Europe, Canada, South Korea, China and Mexico. Changes in currencies affect our earnings in various ways. For further discussion on currency-related risk, please refer to our risk factors under “Part I, Item 1A. Risk Factors” contained in the Company’s most recent Annual Report on Form 10-K for the fiscal year ended February 3, 2018.
Foreign Currency Translation Adjustment
The local selling currency is typically the functional currency for all of the Company’s significant international operations. In accordance with authoritative guidance, assets and liabilities of the Company’s foreign operations are translated from foreign currencies into U.S. dollars at period-end rates, while income and expenses are translated at the weighted average exchange rates for the period. The related translation adjustments are reflected as a foreign currency translation adjustment in accumulated other comprehensive income (loss) within stockholders’ equity. In addition, the Company records foreign currency translation adjustments related to its noncontrolling interests within stockholders’ equity. Accordingly, our reported other comprehensive income (loss) could be unfavorably impacted if the U.S. dollar strengthens, particularly against the British pound, Canadian dollar, Chinese yuan, euro, Japanese yen, Korean won, Mexican peso and Russian rouble. Alternatively, if the U.S. dollar weakens relative to those currencies, our reported other comprehensive income (loss) could be favorably impacted. Our foreign currency translation adjustments recorded in other comprehensive income (loss) are significantly impacted by net assets denominated in euros.
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
During the six months ended August 4, 2018, the total foreign currency translation adjustment decreased stockholders’ equity by $47.5 million, driven primarily by the weakening of the U.S. dollar against the euro.

Foreign Currency Transaction Gains and Losses
Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency, including gains and losses on foreign exchange currency contracts (see below), are included in the condensed consolidated statements of income (loss). Net foreign currency transaction losses included in the determination of net earnings (loss) were $4.8 million and $2.5 million for the six months ended August 4, 2018 and July 29, 2017, respectively.
Foreign Exchange Currency Contracts
The Company operates in foreign countries, which exposes it to market risk associated with foreign currency exchange rate fluctuations. Various transactions that occur primarily in Europe, Canada, South Korea, China and Mexico are denominated in U.S. dollars, British pounds and Russian roubles and thus are exposed to earnings risk as a result of exchange rate fluctuations when converted to their functional currencies. These types of transactions include U.S. dollar denominated purchases of merchandise and U.S. dollar and British pound denominated intercompany liabilities. In addition, certain operating expenses, tax liabilities and pension-related liabilities are denominated in Swiss francs and are exposed to earnings risk as a result of exchange rate fluctuations when converted to the functional currency. The Company is also subject to certain translation and economic exposures related to its net investment in certain of its international subsidiaries. The Company enters into derivative financial instruments to offset some, but not all, of its exchange risk. In addition, some of the derivative contracts in place will create volatility during the fiscal year as they are marked-to-market according to the accounting rules and may result in revaluation gains or losses in different periods from when the currency impact on the underlying transactions are realized.
Foreign Exchange Currency Contracts Designated as Cash Flow Hedges
During the six months ended August 4, 2018, the Company purchased U.S. dollar forward contracts in Europe totaling US$21.6 million that were designated as cash flow hedges. As of August 4, 2018, the Company had forward contracts outstanding for its European and Canadian operations of US$103.7 million and US$17.4 million, respectively, to hedge forecasted merchandise purchases, which are expected to mature over the next 12 months. The Company’s foreign exchange currency contracts are recorded in its condensed consolidated balance sheet at fair value based on quoted market rates. Changes in the fair value of the U.S. dollar forward contracts, designated as cash flow hedges for forecasted merchandise purchases, are recorded as a component of accumulated other comprehensive income (loss) within stockholders’ equity and are recognized in cost of product sales in the period that approximates the time the hedged merchandise inventory is sold. Changes in the fair value of the U.S. dollar forward contracts, designated as cash flow hedges for forecasted intercompany royalties, are recorded as a component of accumulated other comprehensive income (loss) within stockholders’ equity and are recognized in other income (expense) in the period in which the royalty expense is incurred.
As of August 4, 2018, accumulated other comprehensive income (loss) related to foreign exchange currency contracts included a net unrealized loss of approximately $1.3 million, net of tax, of which $2.5 million will be recognized in cost of product sales over the following 12 months, at the then current values on a pre-tax basis, which can be different than the current quarter-end values. As of August 4, 2018, the net unrealized gain of the remaining open forward contracts recorded in the Company’s condensed consolidated balance sheet was approximately $3.7 million.
At February 3, 2018, the Company had forward contracts outstanding for its European and Canadian operations of US$145.8 million and US$38.7 million, respectively, that were designated as cash flow hedges. At February 3, 2018, the net unrealized loss of these open forward contracts recorded in the Company’s condensed consolidated balance sheet was approximately $13.7 million.
Foreign Exchange Currency Contracts Not Designated as Hedging Instruments
The Company also has foreign exchange currency contracts that are not designated as hedging instruments for accounting purposes. Changes in fair value of foreign exchange currency contracts not designated as hedging instruments are reported in net earnings (loss) as part of other income (expense). For the six months ended August 4, 2018, the Company recorded a net gain of $5.9 million for its euro and Canadian dollar foreign exchange currency contracts not designated as hedges, which has been included in other income. As of August 4, 2018, the Company had euro foreign exchange currency contracts to purchase US$38.0 million expected to mature over the next nine months and Canadian dollar foreign exchange currency contracts to purchase US$7.7 million expected to mature over the next five months. As of August 4, 2018, the net unrealized gain of these open forward contracts recorded in the Company’s condensed consolidated balance sheet was approximately $1.2 million.
At February 3, 2018, the Company had euro foreign exchange currency contracts to purchase US$68.2 million and Canadian dollar foreign exchange currency contracts to purchase US$17.6 million. At February 3, 2018, the net unrealized loss of these open forward contracts recorded in the Company’s condensed consolidated balance sheet was approximately $4.3 million.
Sensitivity Analysis
As of August 4, 2018, a sensitivity analysis of changes in foreign currencies when measured against the U.S. dollar indicates that, if the U.S. dollar had uniformly weakened by 10% against all of the U.S. dollar denominated foreign exchange derivatives totaling US$166.7 million, the fair value of the instruments would have decreased by $18.5 million. Conversely, if the U.S. dollar uniformly strengthened by 10% against all of the U.S. dollar denominated foreign exchange derivatives, the fair value of these instruments would have increased by $15.2 million. Any resulting changes in the fair value of the hedged instruments may be partially offset by changes in the fair value of certain balance sheet positions (primarily U.S. dollar denominated liabilities in our foreign operations) impacted by the change in the foreign currency rate. The ability to reduce the exposure of currencies on earnings depends on the magnitude of the derivatives compared to the balance sheet positions during each reporting cycle.
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
As of August 4, 2018, accumulated other comprehensive income (loss) related to the interest rate swap agreement included a net unrealized gain of approximately $1.2 million, net of tax, which will be recognized in interest expense after the following 12 months, at the then current values on a pre-tax basis, which can be different than the current quarter-end values. As of August 4, 2018 and February 3, 2018, the net unrealized gain of the interest rate swap recorded in the Company’s condensed consolidated balance sheet was approximately $1.5 million.
Sensitivity Analysis
As of August 4, 2018, approximately 93% of the Company’s total indebtedness related to a real estate secured term loan and capital lease obligations. The real estate secured term loan is covered by a separate interest rate swap agreement with a swap fixed interest rate of approximately 3.06% that matures in January 2026. The interest rate swap agreement is designated as a cash flow hedge and converts the nature of the Company’s real estate secured term loan from LIBOR floating-rate debt to fixed-rate debt. The capital lease obligations are based on fixed interest rates derived from the respective agreements.
The Company’s remaining indebtedness is at variable rates of interest. Accordingly, changes in interest rates would impact the Company’s results of operations in future periods. A 100 basis point increase in interest rates would have had an insignificant effect on interest expense for the six months ended August 4, 2018.
The fair value of the Company’s debt instruments are based on the amount of future cash flows associated with each instrument discounted using the Company’s incremental borrowing rate. As of August 4, 2018 and February 3, 2018, the carrying value of all financial instruments was not materially different from fair value, as the interest rates on the Company’s debt approximated rates currently available to the Company.
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
There was no change in our internal control over financial reporting during the second quarter of fiscal 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II.  OTHER INFORMATION

ITEM 1.	Legal Proceedings.
The Company is involved in legal proceedings, arising both in the ordinary course of business and otherwise, including the proceedings described below as well as various other claims and other matters incidental to the Company’s business. Unless otherwise stated, the resolution of any particular proceeding is not currently expected to have a material adverse impact on the Company’s financial position or results of operations. Even if such an impact could be material, we may not be able to estimate the reasonably possible loss or range of loss until developments in the proceedings have provided sufficient information to support an assessment.
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
The Company has received customs tax assessment notices from the Italian Customs Agency (“ICA”) regarding its customs tax audit of one of the Company’s European subsidiaries for the period from July 2010 through December 2012. Such assessments totaled €9.8 million ($11.4 million), including potential penalties and interest. The Company strongly disagrees with the positions that the ICA has taken and therefore filed appeals with the Milan First Degree Tax Court (“MFDTC”). In May 2015, the MFDTC issued a judgment in favor of the Company in relation to the first set of appeals (covering the period through September 2010) and canceled the related assessments totaling €1.7 million ($2.0 million). In November 2015, the ICA notified the Company of its intent to appeal this first MFDTC judgment. During fiscal 2017, the Appeals Court ruled in favor of the Company and rejected the appeal by the ICA on the first MFDTC judgment. The ICA has appealed the majority of these to the Italian Supreme Court. During fiscal 2017, the MFDTC also issued judgments in favor of the Company in relation to the second through seventh set of appeals (covering the period from October 2010 through December 2012) and canceled the related assessments totaling €8.1 million ($9.4 million). Subsequently, the Italian Customs Agency has appealed the majority of these favorable MFDTC judgments, as well as certain of the Appeals Court judgments. In April 2018, a different judge within the Appeals Court ruled in favor of the ICA with respect to a portion of the outstanding appeals (covering the period from October through December 2010) totaling €1.2 million ($1.4 million). The Company believes that this recent Appeals Court ruling is incorrect and inconsistent with the prior rulings on similar matters by both the MFDTC and other judges within the Appeals Court, and plans to appeal the decision. In July 2018, a different section of the Appeals Court ruled in favor of the Company and rejected the appeals by the ICA with respect to a portion of the outstanding appeals (covering the periods from January through June 2012 and August through December 2012) totaling €3.0 million ($3.4 million). There can be no assurances the Company will be successful in the remaining appeals. It also continues to be possible that the Company will receive similar or even larger assessments for periods subsequent to December 2012 or other claims or charges related to the matter in the future. Although the Company believes that it has a strong position and will continue to vigorously defend this matter, it is unable to predict with certainty whether or not these efforts will ultimately be successful or whether the outcome will have a material impact on the Company’s financial position or results of operations.
On June 6, 2017, the European Commission notified the Company that it had initiated proceedings to investigate whether certain of the Company’s practices and agreements concerning the distribution of apparel and accessories within the European Union breach European Union competition rules related to cross-border transactions, internet sales limitations and resale price restrictions. The Company has cooperated and plans to continue to cooperate with the European Commission, including through responses to requests for information and through changes to certain business practices and agreements, as appropriate. Depending on the outcome of the proceedings, a broad range of remedies is potentially available to the European Commission, including imposing a fine and/or injunctive relief prohibiting or restricting certain business practices. However, the Company does not currently believe that any changes to its business practices or agreements made in connection with these proceedings will have a material impact on its ongoing business operations within the European Union. As of

November 6, 2017, the Company and the European Commission agreed to begin a settlement discussion process to determine if the parties can mutually agree on an outcome of the proceedings. Those discussions are still ongoing. To the extent the Company and the European Commission are able to reach an agreement, such agreement could occur as early as during fiscal 2019, although any resolution may be delayed due to the inherent unpredictability of the proceedings. Although it is currently not possible to assess the impact any settlement or other conclusion may have on our consolidated financial statements because the process is still ongoing, it is possible that the result could have a material adverse effect on our financial statements in the applicable reporting period.
ITEM 1A. Risk Factors.
There have not been any material changes from the Risk Factors as previously disclosed in our Annual Report on Form 10-K for the year ended February 3, 2018, filed with the SEC on March 29, 2018.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
Items (a) and (b) are not applicable.
Item (c).  Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
May 6, 2018 to June 2, 2018
Repurchase program (1)	—	—	—	$374,636,677
Employee transactions (2)	—	—	—
June 3, 2018 to July 7, 2018
Repurchase program (1)	—	—	—	$374,636,677
Employee transactions (2)	—	—	—
July 8, 2018 to August 4, 2018
Repurchase program (1)	—	—	—	$374,636,677
Employee transactions (2)	21,324	$21.97	—
Total
Repurchase program (1)	—	—	—
Employee transactions (2)	21,324	$21.97	—

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

3.2.	Third Amended and Restated Bylaws of the Registrant (incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended February 3, 2018).
4.1.	Specimen Stock Certificate (incorporated by reference from Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-4419) filed July 30, 1996).
*†10.1.	Restricted Stock Unit Agreement dated as of June 25, 2018 for Paul Marciano and Victor Herrero.
*†10.2.	Performance Share Award Agreement (total shareholder return) dated as of June 25, 2018 for Paul Marciano and Victor Herrero.
*†10.3.	Performance Share Award Agreement (revenue and earnings from operations) dated as of June 25, 2018 for Paul Marciano and Victor Herrero.
*†10.4.	Form of Performance Share Award Agreement.
†31.1.	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
†31.2.	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
†32.1.	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
†32.2.	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
†101.INS	XBRL Instance Document
†101.SCH	XBRL Taxonomy Extension Schema Document
†101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
†101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
†101.LAB	XBRL Taxonomy Extension Label Linkbase Document
†101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
_______________________________________________________________________________

*	Management Contract or Compensatory Plan
†	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Guess?, Inc.

Date:	September 6, 2018	By:	/s/ VICTOR HERRERO
Victor Herrero
Chief Executive Officer

Date:	September 6, 2018	By:	/s/ SANDEEP REDDY
Sandeep Reddy
Chief Financial Officer
(Principal Financial Officer)