Form 10-Q
period 2018-11-03
GUESS INC
filed 2018-12-07
CIK 912463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 3, 2018
OR
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒  No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
As of December 4, 2018, the registrant had 81,038,868 shares of Common Stock, $.01 par value per share, outstanding.

GUESS?, INC.
FORM 10-Q

i

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements.
GUESS?, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands, except share data)

	Nov 3, 2018	Feb 3, 2018
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$138,922	$367,441
Accounts receivable, net	286,106	259,996
Inventories	548,517	428,304
Other current assets	109,178	52,964
Total current assets	1,082,723	1,108,705
Property and equipment, net	297,173	294,254
Goodwill	36,893	38,481
Other intangible assets, net	7,063	5,977
Deferred tax assets	64,437	68,386
Restricted cash	532	241
Other assets	135,325	139,590
	$1,624,146	$1,655,634
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of capital lease obligations and borrowings	$3,538	$2,845
Accounts payable	314,068	264,438
Accrued expenses	243,058	200,562
Total current liabilities	560,664	467,845
Long-term debt and capital lease obligations	36,254	39,196
Deferred rent and lease incentives	81,765	81,564
Other long-term liabilities	110,104	127,964
	788,787	716,569
Redeemable noncontrolling interests	4,804	5,590

Commitments and contingencies (Note 12)

Stockholders’ equity:
Preferred stock, $.01 par value. Authorized 10,000,000 shares; no shares issued and outstanding	—	—
Common stock, $.01 par value. Authorized 150,000,000 shares; issued 142,342,270 and 141,623,687 shares, outstanding 81,007,525 and 81,371,118 shares, as of November 3, 2018 and February 3, 2018, respectively	810	813
Paid-in capital	515,067	498,249
Retained earnings	1,072,988	1,132,173
Accumulated other comprehensive loss	(133,408)	(93,062)
Treasury stock, 61,334,745 and 60,252,569 shares as of November 3, 2018 and February 3, 2018, respectively	(638,559)	(621,354)
Guess?, Inc. stockholders’ equity	816,898	916,819
Nonredeemable noncontrolling interests	13,657	16,656
Total stockholders’ equity	830,555	933,475
	$1,624,146	$1,655,634

See accompanying notes to condensed consolidated financial statements.

GUESS?, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF LOSS (in thousands, except per share data) (unaudited)

	Three Months Ended		Nine Months Ended
	Nov 3, 2018	Oct 28, 2017	Nov 3, 2018	Oct 28, 2017
Product sales	$583,121	$528,209	$1,710,788	$1,518,323
Net royalties	22,286	20,744	61,779	53,267
Net revenue	605,407	548,953	1,772,567	1,571,590
Cost of product sales	385,264	357,844	1,139,055	1,037,812
Gross profit	220,143	191,109	633,512	533,778
Selling, general and administrative expenses	197,943	178,009	600,731	517,871
European Commission fine	42,428	—	42,428	—
Asset impairment charges	1,277	2,018	5,017	6,013
Net (gains) losses on lease terminations	—	11,494	(152)	11,494
Loss from operations	(21,505)	(412)	(14,512)	(1,600)
Other income (expense):
Interest expense	(784)	(684)	(2,386)	(1,642)
Interest income	783	891	2,892	3,022
Other income (expense), net	(5,810)	2,216	(7,064)	1,935
	(5,811)	2,423	(6,558)	3,315

Earnings (loss) before income tax expense (benefit)	(27,316)	2,011	(21,070)	1,715
Income tax expense (benefit)	(14,500)	3,673	(13,001)	8,723
Net loss	(12,816)	(1,662)	(8,069)	(7,008)
Net earnings attributable to noncontrolling interests	626	1,198	1,064	1,926
Net loss attributable to Guess?, Inc.	$(13,442)	$(2,860)	$(9,133)	$(8,934)

Net loss per common share attributable to common stockholders (Note 3):
Basic	$(0.17)	$(0.04)	$(0.12)	$(0.12)
Diluted	$(0.17)	$(0.04)	$(0.12)	$(0.12)

Weighted average common shares outstanding attributable to common stockholders (Note 3):
Basic	80,189	82,390	80,067	82,599
Diluted	80,189	82,390	80,067	82,599

Dividends declared per common share	$0.225	$0.225	$0.675	$0.675

See accompanying notes to condensed consolidated financial statements.

GUESS?, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (in thousands) (unaudited)

	Three Months Ended		Nine Months Ended
	Nov 3, 2018	Oct 28, 2017	Nov 3, 2018	Oct 28, 2017
Net loss	$(12,816)	$(1,662)	$(8,069)	$(7,008)
Other comprehensive income (loss) (“OCI”):
Foreign currency translation adjustment
Gains (losses) arising during the period	(11,745)	(9,102)	(59,270)	47,770
Derivative financial instruments designated as cash flow hedges
Gains (losses) arising during the period	1,833	3,387	14,000	(11,702)
Less income tax effect	(237)	(638)	(1,825)	1,482
Reclassification to net loss for (gains) losses realized	1,597	313	5,787	(997)
Less income tax effect	(178)	(78)	(720)	50
Defined benefit plans
Foreign currency and other adjustments	42	106	345	2
Less income tax effect	(5)	(9)	(31)	—
Net actuarial loss amortization	150	116	453	344
Prior service credit amortization	(7)	(7)	(21)	(20)
Less income tax effect	(19)	(21)	(58)	(62)
Total comprehensive income (loss)	(21,385)	(7,595)	(49,409)	29,859
Less comprehensive income (loss) attributable to noncontrolling interests:
Net earnings	626	1,198	1,064	1,926
Foreign currency translation adjustment	(1,181)	(918)	(994)	1,402
Amounts attributable to noncontrolling interests	(555)	280	70	3,328
Comprehensive income (loss) attributable to Guess?, Inc.	$(20,830)	$(7,875)	$(49,479)	$26,531

See accompanying notes to condensed consolidated financial statements.

GUESS?, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) (unaudited)

	Nine Months Ended
	Nov 3, 2018	Oct 28, 2017
Cash flows from operating activities:
Net loss	$(8,069)	$(7,008)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property and equipment	47,391	45,614
Amortization of other long-term and intangible assets	3,008	1,155
Share-based compensation expense	12,534	12,410
Unrealized forward contract (gains) losses	(1,884)	1,532
Net loss on disposition of property and equipment and long-term assets	5,663	4,548
Other items, net	12,937	(5,278)
Changes in operating assets and liabilities:
Accounts receivable	(6,065)	2,527
Inventories	(159,463)	(93,337)
Prepaid expenses and other assets	(28,398)	(11,817)
Accounts payable and accrued expenses	87,857	21,411
Deferred rent and lease incentives	2,975	1,354
Other long-term liabilities	(15,401)	(7,313)
Net cash used in operating activities	(46,915)	(34,202)
Cash flows from investing activities:
Purchases of property and equipment	(74,890)	(65,345)
Proceeds from sale of long-term assets	—	1,052
Changes in other assets	—	(553)
Acquisition of businesses, net of cash acquired	(6,404)	(2,929)
Net cash settlement of forward contracts	156	(354)
Purchases of investments	(2,093)	(497)
Net cash used in investing activities	(83,231)	(68,626)
Cash flows from financing activities:
Proceeds from borrowings	—	166
Repayment of capital lease obligations and borrowings	(1,469)	(665)
Dividends paid	(54,858)	(56,527)
Noncontrolling interest capital contribution	—	962
Noncontrolling interest capital distribution	(3,069)	(1,358)
Issuance of common stock, net of tax withholdings on vesting of stock awards	4,737	(82)
Purchase of treasury stock	(23,620)	(24,812)
Net cash used in financing activities	(78,279)	(82,316)
Effect of exchange rates on cash, cash equivalents and restricted cash	(19,803)	20,808
Net change in cash, cash equivalents and restricted cash	(228,228)	(164,336)
Cash, cash equivalents and restricted cash at the beginning of the year	367,682	397,650
Cash, cash equivalents and restricted cash at the end of the period	$139,454	$233,314

Supplemental cash flow data:
Interest paid	$961	$849
Income taxes paid	$28,039	$18,124

Non-cash investing and financing activity:
Assets acquired under capital lease obligations	$1,172	$18,042

See accompanying notes to condensed consolidated financial statements.

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
November 3, 2018
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
Basis of Presentation
In the opinion of management, the accompanying unaudited condensed consolidated financial statements of the Company contain all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the condensed consolidated balance sheets as of November 3, 2018 and February 3, 2018, the condensed consolidated statements of loss and comprehensive income (loss) for the three and nine months ended November 3, 2018 and October 28, 2017 and the condensed consolidated statements of cash flows for the nine months ended November 3, 2018 and October 28, 2017. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) for interim financial information and the instructions to Rule 10-01 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). Accordingly, they have been condensed and do not include all of the information and footnotes required by GAAP for complete financial statements. The results of operations for the three and nine months ended November 3, 2018 are not necessarily indicative of the results of operations to be expected for the full fiscal year. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended February 3, 2018.
The three and nine months ended November 3, 2018 had the same number of days as the three and nine months ended October 28, 2017. All references herein to “fiscal 2019,” “fiscal 2018” and “fiscal 2017” represent the results of the 52-week fiscal year ending February 2, 2019, the 53-week fiscal year ended February 3, 2018 and the 52-week fiscal year ended January 28, 2017, respectively.
Reclassifications
The Company has made certain reclassifications to prior year amounts to conform to the current period presentation within the accompanying notes to the condensed consolidated financial statements.
Net Gains (Losses) on Lease Terminations
During the nine months ended November 3, 2018, the Company recorded net gains on lease terminations of approximately $0.2 million related primarily to the early termination of certain lease agreements in North America. The net gains on lease terminations were recorded during the three months ended May 5, 2018.
During the third quarter of fiscal 2018, the Company recorded net losses of $11.5 million on lease terminations related primarily to the modification of certain lease agreements held with a common landlord in North America. In connection with this modification, the Company made up-front payments of approximately $22.0 million, of which $12.4 million was recognized as net losses on lease terminations and $9.6 million was recorded as advance rent payments. During the third quarter of fiscal 2018, the Company also recorded net gains on lease terminations of approximately $1.0 million related primarily to the early termination of certain lease agreements in Europe.

New Accounting Guidance
Changes in Accounting Policies
In May 2014, the Financial Accounting Standards Board (“FASB”) issued a comprehensive new revenue recognition standard which superseded previous existing revenue recognition guidance. The standard is intended to clarify the principles of recognizing revenue and create common revenue recognition guidance between GAAP and International Financial Reporting Standards. The standard also requires expanded disclosures surrounding revenue recognition. During fiscal 2017, the FASB issued additional clarification guidance on the new revenue recognition standard which also included certain scope improvements and practical expedients. The Company adopted this guidance (including clarification guidance issued) effective February 4, 2018 using the modified retrospective method and, as a result, recorded a cumulative adjustment to increase retained earnings by approximately $5.8 million, net of taxes. The adjustment related primarily to changes in the presentation of advertising contributions received from the Company’s licensees and the related advertising expenditures incurred by the Company. Under previous guidance, the Company recorded advertising contributions received from its licensees and the related advertising expenditures incurred by the Company on a net basis in its consolidated balance sheet. To the extent that the advertising contributions exceeded the Company’s advertising expenditures for its licensees, the excess contribution was treated as a deferred liability and was included in accrued expenses in the Company’s consolidated balance sheet. Under the new revenue recognition standard, advertising contributions and related advertising expenditures related to the Company’s licensing business are recorded on a gross basis in the Company’s condensed consolidated statements of loss. This change resulted in an increase to net revenue and selling, general, and administrative (“SG&A”) expenses of $2.7 million and $2.5 million, respectively, during the three months ended November 3, 2018 compared to the same prior-year period. During the nine months ended November 3, 2018, this change resulted in an increase to net revenue and SG&A expenses of $7.1 million and $7.2 million, respectively, compared to the same prior-year period. Other minor differences related to the timing of revenue recognition from the Company’s e-commerce operations, which are now recognized when merchandise is transferred to a common carrier rather than upon receipt by the customer, and a minimal change in the valuation of the amount that is deferred related to points earned under the Company’s loyalty programs. Additionally, allowances for wholesale sales returns and wholesale markdowns are now presented as accrued expenses rather than as reductions to accounts receivable, and the estimated cost associated with the allowance for sales returns is presented within other current assets rather than included in inventories in the Company’s condensed consolidated balance sheet. Refer to Note 2 for the Company’s expanded disclosures on revenue recognition.
In January 2016, the FASB issued authoritative guidance which requires equity investments not accounted for under the equity method of accounting or consolidation accounting to be measured at fair value, with subsequent changes in fair value recognized in net income. In February 2018, the FASB issued additional clarification guidance which made targeted improvements to address certain aspects of recognition, measurement, presentation and disclosure requirements for financial instruments. The Company adopted this guidance (including the clarification guidance) effective February 4, 2018. The adoption of this guidance did not result in a cumulative-effect adjustment as of the beginning of the current year and did not have a material impact on the Company’s condensed consolidated financial statements or related disclosures.
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
In March 2017, the FASB issued authoritative guidance related to the presentation of net periodic pension cost in the income statement. This guidance requires that the service cost component of net periodic pension cost be presented in the same line as other compensation costs arising from services rendered by the employees during the period. The other non-service components of net periodic pension cost are required to be presented in the income statement separately from the service cost component and outside of earnings from operations. This guidance also allows for the service cost component to be eligible for capitalization when applicable. The Company adopted this guidance effective February 4, 2018 on a retrospective basis for the presentation of the service cost component and other non-service components of net periodic pension cost in the income statement and on a prospective basis for capitalization of the service cost component. As a result, the Company reclassified $0.5 million and $1.6 million from SG&A expenses to other income (expense) during the three and nine months ended October 28, 2017, respectively, which resulted in a related improvement in operating loss during each of the respective periods. Other than the change in presentation of other non-service components of net periodic pension cost within the Company’s condensed consolidated statements of loss, the adoption of this guidance did not have an impact on the Company’s condensed consolidated financial statements and related disclosures.
In May 2017, the FASB issued authoritative guidance that provides clarification on accounting for modifications in share-based payment awards. The Company adopted this guidance effective February 4, 2018. The adoption of this guidance did not have an impact on the Company’s condensed consolidated financial statements or related disclosures.
In June 2018, the FASB issued authoritative guidance that expanded the scope of stock compensation to include non-employee share-based payment transactions. The Company early adopted this guidance during the second quarter of fiscal 2019. The adoption of this guidance did not have a material impact on the Company’s condensed consolidated financial statements or related disclosures.
Recently Issued Accounting Guidance
In February 2016, the FASB issued a comprehensive new lease standard which will supersede previous lease guidance. The standard requires a lessee to recognize an asset related to the right to use the underlying asset and a liability that approximates the present value of the lease payments over the term of contracts that qualify as leases under the new guidance. The standard also requires expanded disclosures surrounding leases. The standard (including clarification guidance issued during fiscal 2019) is effective for fiscal periods beginning after December 15, 2018, which will be the Company’s first quarter of fiscal 2020, with early adoption permitted. The Company has completed the design phase of its selected lease management system and is in the process of completing its inventory of its lease contracts, validating data migration, as well as implementing processes and controls to enable the preparation of the required financial information for this standard. In July 2018, the FASB issued authoritative guidance that provides entities with an additional transition method of applying the new lease standard at the adoption date and recognizing a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Upon adoption of the standard, the Company expects to report material right-of-use assets and material lease liabilities as well as enhanced disclosures.
In June 2016, the FASB issued authoritative guidance related to the measurement of credit losses on financial instruments. This guidance is effective for fiscal years beginning after December 15, 2019, which will be the Company’s first quarter of fiscal 2021. Early adoption is permitted for fiscal periods beginning after December 15, 2018, which will be the Company’s first quarter of fiscal 2020. The Company is currently evaluating the impact of the adoption of this standard on its condensed consolidated financial statements and related disclosures.
In January 2017, the FASB issued authoritative guidance to simplify the testing for goodwill impairment by removing step two from the goodwill testing. Under current guidance, if the fair value of a reporting unit is lower than its carrying amount (step one), an entity would calculate an impairment charge by comparing the implied fair value of goodwill with its carrying amount (step two). The implied fair value of goodwill was calculated by deducting the fair value of the assets and liabilities of the respective reporting unit from the reporting unit’s fair value as determined under step one. This guidance instead provides that an impairment charge should be recognized based on the difference between a reporting unit’s fair value and its carrying value. This guidance also does not require a qualitative test to be performed on reporting units with zero or negative carrying amounts. However, entities need to disclose any reporting units with zero or negative carrying amounts that have goodwill and the amount of goodwill allocated to each. This guidance is effective for fiscal years beginning after December 15, 2019, which will be the Company’s first quarter of fiscal 2021, with early adoption permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The adoption of this guidance is not expected to have a material impact on the Company’s condensed consolidated financial statements or related disclosures.
In August 2017, the FASB issued authoritative guidance to better align the results of hedge accounting with an entity’s risk management activities. This guidance updates the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results in the financial statements. In October 2018, the FASB clarified the new hedge accounting guidance by allowing the Secured Overnight Financing Rate to be eligible as a U.S. benchmark interest rate for purposes of applying hedge accounting. This guidance is effective for fiscal years beginning after December 15, 2018, which will be the Company’s first quarter of fiscal 2020, and requires a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption, with early adoption permitted. The updated presentation and disclosure guidance is required only on a prospective basis. The adoption of this guidance is not expected to have a material impact on the Company’s condensed consolidated financial statements or related disclosures.
In August 2018, the FASB issued authoritative guidance to modify the disclosure requirements on fair value measurements. This guidance is effective for fiscal years beginning after December 15, 2019, which will be the Company’s first quarter of fiscal 2021, with early adoption permitted. The Company is currently evaluating the impact of the adoption of this standard on its related disclosures.
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
In August 2018, the FASB issued authoritative guidance to align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The guidance provides criteria for determining which implementation costs to capitalize as an asset related to the service contract and which costs to expense. The capitalized implementation costs are required to be expensed over the term of the hosting arrangement. The guidance also clarifies the presentation requirements for reporting such costs in the entity’s financial statements. This guidance is effective for fiscal years beginning after December 15, 2019, which will be the Company’s first quarter of fiscal 2021, with early adoption permitted. The Company is currently evaluating the impact of the adoption of this standard on its condensed consolidated financial statements and related disclosures.

(2)	Revenue Recognition
Significant Accounting Policies and Practices
Products Transferred at a Point in Time
The Company recognizes the majority of its revenue from its direct-to-consumer (brick-and-mortar retail stores and concessions as well as e-commerce) and wholesale distribution channels at a point in time when it satisfies a performance obligation and transfers control of the product to the respective customer. For the Company’s brick-and-mortar retail stores and concessions, revenue is typically recognized at the point of sale. The Company adopted the new revenue recognition standard effective as of the first quarter of fiscal 2019, and accordingly, revenue generated from the Company’s e-commerce sites is recognized when merchandise is transferred to a common carrier. This is a change compared to the Company’s treatment under previous guidance where revenue from the Company’s e-commerce sites was recognized based on the estimated customer receipt date. This change had an immaterial impact on revenue for the three and nine months ended November 3, 2018. Revenue generated from the Company’s wholesale distribution channel is recognized when control transfers to the customer, which generally occurs upon shipment. The amount of revenue that is recognized is based on the transaction price, which represents the invoiced amount and includes estimates of variable consideration such as allowances for sales returns, markdowns and loyalty award obligations, where applicable. The amount of variable consideration included in the transaction price may be constrained and is included only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized under the contract will not occur in a future period.
The Company accepts payments at its brick-and-mortar retail locations and its e-commerce sites in the form of cash, credit cards, gift cards and loyalty points, where applicable. Payment terms, typically less than one year, are offered to the Company’s wholesale customers and do not include a significant financing component. The Company extends credit to wholesale customers based upon an evaluation of the customer’s financial condition and credit history and generally requires no collateral but does obtain credit insurance when considered appropriate. As of November 3, 2018, approximately 49% of the Company’s total net trade receivables and 62% of its European net trade receivables were subject to credit insurance coverage, certain bank guarantees or letters of credit for collection purposes. The Company’s credit insurance coverage contains certain terms and conditions specifying deductibles and annual claim limits. The Company maintains allowances for doubtful accounts for estimated losses that result from the inability of its wholesale customers to make their required payments. The Company bases its allowances on analysis of the aging of accounts receivable at the date of the financial statements, assessments of historical and current collection trends, an evaluation of the impact of current economic conditions and whether the Company has obtained credit insurance or other guarantees. Management performs regular evaluations concerning the ability of its customers to satisfy their obligations and records a provision for doubtful accounts based on these evaluations. The Company’s credit losses for the periods presented were not significant compared to sales and did not significantly exceed management’s estimates. Refer to Note 5 for further information regarding the Company’s allowance for doubtful accounts.
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
Sales Return Allowances
The Company accrues for estimated sales returns in the period in which the related revenue is recognized. To recognize the financial impact of sales returns, the Company estimates the amount of goods that will be returned based on historical experience and current trends and reduces sales and cost of sales accordingly. The Company’s policy allows retail customers in certain regions a grace period to return merchandise following the date of sale. Substantially all of these returns are considered to be resalable at a price that exceeds the cost of the merchandise. The Company adopted the new revenue recognition standard effective as of the first quarter of fiscal 2019, and accordingly, has included the allowance for sales returns in accrued expenses and the estimated cost associated with such sales returns within other current assets in its condensed consolidated balance sheet. Prior to the adoption of the new revenue recognition standard, the Company recorded the allowance for wholesale sales returns against accounts receivable and the estimated cost of inventory associated with the allowance for sales returns in inventories. The allowance for retail sales returns was included in accrued expenses which is consistent with the current presentation. As of November 3, 2018, the Company included $26.1 million in accrued expenses related to the allowance for sales returns and $10.4 million in other current assets related to the estimated cost of such sales returns. As of February 3, 2018, the Company included $25.0 million and $2.9 million in accounts receivable and accrued expenses, respectively, related to the allowance for sales returns and $11.9 million in inventories related to the estimated cost of such sales returns.

Markdown Allowances
Costs associated with customer markdowns are recorded as a reduction to revenues and any amounts unapplied to existing receivables are included in accrued expenses. These markdown allowances resulted from seasonal negotiations with the Company’s wholesale customers, as well as historical trends and the evaluation of the impact of current economic conditions. The Company adopted the new revenue recognition standard effective as of the first quarter of fiscal 2019, and accordingly, has included the allowance for markdowns in accrued expenses in its condensed consolidated balance sheet. As of November 3, 2018, the Company included $11.2 million in accrued expenses related to the allowance for markdowns. As of February 3, 2018, the Company included $10.8 million in accounts receivable related to the allowance for markdowns.
Gift Cards
Gift card breakage is income recognized due to the non-redemption of a portion of gift cards sold by the Company for which a liability was recorded in prior periods. Gifts cards are mainly used in the U.S. and Canada. The Company issues its gift cards in the U.S. and Canada through one of its subsidiaries and is not required by law to escheat the value of unredeemed gift cards to the state in which the subsidiary is domiciled. Estimated breakage amounts are accounted for under the redemption recognition method and are classified as additional net revenues as the gift cards are redeemed. The Company’s gift card breakage rate is approximately 5.5% and 5.3% for the U.S. retail business and Canadian retail business, respectively, based upon historical redemption patterns, which represents the cumulative estimated amount of gift card breakage from the inception of the electronic gift card program in late 2002. Based upon historical redemption trends, the Company recognizes estimated gift card breakage as a component of net revenue in proportion to actual gift card redemptions, over the period that remaining gift card values are redeemed. Any future revisions to the estimated breakage rate may result in changes in the amount of breakage income recognized in future periods. There have been no changes to the Company’s accounting for gift card breakage upon adoption of the new revenue recognition standard effective as of the first quarter of fiscal 2019. During the three and nine months ended November 3, 2018, the Company recognized $0.3 million and $0.5 million, respectively, of gift card breakage to revenue. During the three and nine months ended October 28, 2017, the Company recognized $0.4 million and $0.6 million, respectively, of gift card breakage to revenue. As of November 3, 2018 and February 3, 2018, the Company included $4.4 million and $5.2 million in accrued expenses related to its gift card liability, respectively.
Loyalty Programs
The Company has customer loyalty programs in North America, Europe and Asia which cover all of its brands. Under certain of the programs, primarily in the U.S. and Canada, customers accumulate points based on purchase activity. Once a loyalty program member achieves a certain point level, the member earns awards that may only be redeemed for merchandise. Unredeemed points generally expire after six months without additional purchase activity and unredeemed awards generally expire after two months. Where applicable, the Company allocates a portion of the transaction price from sales in its direct-to-consumer channel to its loyalty program by using historical redemption rates to estimate the value of future award redemptions. This amount is accrued in current liabilities and recorded as a reduction of net revenue in the period which the related revenue is recognized. During the three and nine months ended November 3, 2018, activity related to the Company’s loyalty programs decreased net revenue by $0.1 million and $0.5 million, respectively. During the three months ended October 28, 2017, activity related to the Company’s loyalty programs had a minimal impact on the net revenues. During the nine months ended October 28, 2017, activity related to the Company’s loyalty programs increased net revenue by $0.4 million. The aggregate dollar value of the loyalty program accruals included accrued expense was $4.5 million and $3.8 million as of November 3, 2018 and February 3, 2018, respectively. Future revisions to the estimated liability may result in changes to net revenue.
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
The typical license agreement requires that the licensee pay the Company the greater of a royalty based on a percentage of the licensee’s net sales of licensed products or a guaranteed annual minimum royalty that typically increases over the term of the license agreement. Generally, licensees are also required to make contributions to advertising funds, as a percentage of their sales, over the term of the licensing agreement, and may elect to make additional contributions to support specific brand-building initiatives. The Company recognizes revenue from sales-based royalty and advertising fund contributions when the related sales occur, which is consistent with the timing of when the performance obligation is satisfied. The Company adopted the new revenue recognition standard effective as of the first quarter of fiscal 2019, and accordingly, has recorded advertising contributions in revenue on a gross basis separate from any related advertising expenditures made by the Company which are recorded in SG&A expenses in the Company’s condensed consolidated statements of income (loss). Prior to the adoption of the new revenue recognition standard, the Company recorded advertising contributions received from its licensees and the related advertising expenditures incurred by the Company on a net basis in its consolidated balance sheet. Under previous guidance, to the extent that the advertising contributions exceed the Company’s advertising expenditures for its licensees, the excess contribution was treated as a deferred liability and was included in accrued expenses in the Company’s condensed consolidated balance sheet. Refer to Note 1 for detail regarding the impact of this change on the Company’s condensed consolidated balance sheet and its condensed consolidated statements of income (loss) as a result of the adoption of the new revenue recognition standard. The Company records royalty and advertising payments received on the Company’s purchases of licensed product as a reduction of the cost of the licensed product.
The Company’s trademark license agreements customarily provide for a multi-year initial term ranging from three to ten years, and may contain options to renew prior to expiration for an additional multi-year period. Several of the Company’s key license agreements provide for specified, fixed payments over and above the normal, ongoing royalty payments in consideration of the grant of the license rights. These payments are recognized ratably as revenue over the term of the license agreement and do not include a significant financing component. The unrecognized portion of upfront payments is included in deferred royalties in accrued expenses and other long-term liabilities depending on the short or long-term nature of the payments to be recognized. As of November 3, 2018, the Company had $6.7 million and $15.0 million of deferred royalties related to these upfront payments included in accrued expenses and other long-term liabilities, respectively. This compares to $6.8 million and $12.8 million of deferred royalties related to these upfront payments included in accrued expenses and other long-term liabilities, respectively, at February 3, 2018. During the three and nine months ended November 3, 2018, the Company recognized $3.6 million and $10.5 million in net royalties related to the amortization of the deferred royalties, respectively. During the three and nine months ended October 28, 2017, the Company recognized $3.0 million and $9.0 million in net royalties related to the amortization of the deferred royalties, respectively.
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
Basic earnings (loss) per share represents net earnings (loss) attributable to common stockholders divided by the weighted average number of common shares outstanding during the period. The Company considers any restricted stock units with forfeitable dividend rights that are issued and outstanding, but considered contingently returnable if certain service conditions are not met, as common equivalent shares outstanding. These restricted stock units are excluded from the weighted average number of common shares outstanding and basic earnings (loss) per share calculation until the respective service conditions have been met. Diluted earnings (loss) per share represents net earnings (loss) attributable to common stockholders divided by the weighted average number of common shares outstanding, inclusive of the dilutive impact of common equivalent shares outstanding during the period. The potentially dilutive impact of common equivalent shares outstanding is not included in the computation of diluted net loss per share as the impact of the shares would be antidilutive due to the net loss incurred for periods presented. Nonvested restricted stock awards (referred to as participating securities) are excluded from the dilutive impact of common equivalent shares outstanding in accordance with authoritative guidance under the two-class method since the nonvested restricted stockholders are entitled to participate in dividends declared on common stock as if the shares were fully vested and hence are deemed to be participating securities. Under the two-class method, distributed and undistributed earnings attributable to nonvested restricted stockholders are excluded from net earnings (loss) attributable to common stockholders for purposes of calculating basic and diluted earnings (loss) per common share. However, net losses are not allocated to nonvested restricted stockholders because they are not contractually obligated to share in the losses of the Company.
In addition, the Company has granted certain nonvested stock units that are subject to certain performance-based or market-based vesting conditions as well as continued service requirements through the respective vesting periods. These nonvested stock units are included in the computation of diluted net earnings (loss) per common share attributable to common stockholders only to the extent that the underlying performance-based or market-based vesting conditions are satisfied as of the end of the reporting period, or would be considered satisfied if the end of the reporting period was the end of the related contingency period, and the results would be dilutive under the treasury stock method.
The computation of basic and diluted net loss per common share attributable to common stockholders is as follows (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	Nov 3, 2018	Oct 28, 2017	Nov 3, 2018	Oct 28, 2017
Net loss	$(13,442)	$(2,860)	$(9,133)	$(8,934)
Less net earnings attributable to nonvested restricted stockholders	187	186	577	581
Net loss attributable to common stockholders	$(13,629)	$(3,046)	$(9,710)	$(9,515)

Weighted average common shares used in basic computations	80,189	82,390	80,067	82,599
Effect of dilutive securities:
Stock options and restricted stock units[1]	—	—	—	—
Weighted average common shares used in diluted computations	80,189	82,390	80,067	82,599

Net loss per common share attributable to common stockholders:
Basic	$(0.17)	$(0.04)	$(0.12)	$(0.12)
Diluted	$(0.17)	$(0.04)	$(0.12)	$(0.12)
__________________________________
Notes:

[1]
For the three and nine months ended November 3, 2018, there were 1,499,247 and 1,312,054, respectively, of potentially dilutive shares that were not included in the computation of diluted weighted average common shares and common equivalent shares outstanding because their effect would have been antidilutive given the Company’s net loss.

For the three months ended November 3, 2018 and October 28, 2017, equity awards granted for 1,310,933 and 2,901,025, respectively, of the Company’s common shares and for the nine months ended November 3, 2018 and October 28, 2017, equity awards granted for 1,610,091 and 3,104,027, respectively, of the Company’s common shares were outstanding but were excluded from the computation of diluted weighted average common shares and common equivalent shares outstanding because the assumed proceeds, as calculated under the treasury stock method, resulted in these awards being antidilutive. For the three and nine months ended November 3, 2018, the Company also excluded 1,336,679 nonvested stock units which are subject to the achievement of performance-based vesting conditions from the computation of diluted weighted average common shares and common equivalent shares outstanding because these conditions were not achieved as of November 3, 2018. For the three and nine months ended October 28, 2017, the Company excluded 1,145,080 nonvested stock units which were subject to the achievement of performance-based vesting conditions from the computation of diluted weighted average common shares and common equivalent shares outstanding because these conditions were not achieved as of October 28, 2017.
Share Repurchase Program
On June 26, 2012, the Company’s Board of Directors authorized a program to repurchase, from time-to-time and as market and business conditions warrant, up to $500 million of the Company’s common stock. Repurchases under the program may be made on the open market or in privately negotiated transactions, pursuant to Rule 10b5-1 trading plans or other available means. There is no minimum or maximum number of shares to be repurchased under the program, which may be discontinued at any time, without prior notice. During the nine months ended November 3, 2018, the Company repurchased 1,118,808 shares under the program at an aggregate cost of $17.6 million. The shares were repurchased during the three months ended May 5, 2018. During the nine months ended November 3, 2018, the Company also paid an additional $6.0 million for shares that were repurchased during the fourth quarter of fiscal 2018 but were settled during the first quarter of fiscal 2019. During the nine months ended October 28, 2017, the Company repurchased 1,919,967 shares under the program at an aggregate cost of $24.8 million. The Company repurchased 1,485,195 shares at an aggregate cost of $17.8 million during the three months ended April 29, 2017 and an additional 434,772 shares at an aggregate cost of $7.0 million during the three months ended October 28, 2017. As of November 3, 2018, the Company had remaining authority under the program to purchase $374.6 million of its common stock.

(4)	Stockholders’ Equity and Redeemable Noncontrolling Interests
A reconciliation of common stock outstanding, treasury stock and the total carrying amount of total stockholders’ equity, Guess?, Inc. stockholders’ equity and stockholders’ equity attributable to nonredeemable noncontrolling interests for the fiscal year ended February 3, 2018 and nine months ended November 3, 2018 is as follows (in thousands, except share data):

	Shares		Stockholders’ Equity
	Common Stock	Treasury Stock	Guess?, Inc. Stockholders’ Equity	Nonredeemable Noncontrolling Interests	Total	Redeemable Noncontrolling Interests
Balance at January 28, 2017	84,069,492	56,440,482	$969,222	$11,772	$980,994	$4,452
Net earnings (loss)	—	—	(7,894)	3,993	(3,901)	—
Foreign currency translation adjustment	—	—	91,178	2,238	93,416	187
Loss on derivative financial instruments designated as cash flow hedges, net of income tax of $2,738	—	—	(19,994)	—	(19,994)	—
Actuarial valuation loss and related amortization, prior service credit amortization and foreign currency and other adjustments on defined benefit plans, net of income tax of $435	—	—	(1,647)	—	(1,647)	—
Issuance of common stock under stock compensation plans, net of tax effect	1,113,713	—	(1,257)	—	(1,257)	—
Issuance of stock under Employee Stock Purchase Plan	54,300	(54,300)	566	—	566	—
Share-based compensation	—	—	18,852	—	18,852	—
Dividends	—	—	(76,048)	—	(76,048)	—
Share repurchases	(3,866,387)	3,866,387	(56,159)	—	(56,159)	—
Noncontrolling interest capital contribution	—	—	—	11	11	951
Noncontrolling interest capital distribution	—	—	—	(1,358)	(1,358)	—
Balance at February 3, 2018	81,371,118	60,252,569	$916,819	$16,656	$933,475	$5,590
Cumulative adjustment from adoption of new accounting guidance	—	—	5,829	—	5,829	—
Net earnings (loss)	—	—	(9,133)	1,064	(8,069)	—
Foreign currency translation adjustment	—	—	(58,276)	(994)	(59,270)	(786)
Gain on derivative financial instruments designated as cash flow hedges, net of income tax of ($2,545)	—	—	17,242	—	17,242	—
Actuarial valuation and prior service credit amortization and foreign currency and other adjustments on defined benefit plans, net of income tax of ($89)	—	—	688	—	688	—
Issuance of common stock under stock compensation plans, net of tax effect	718,583	—	4,124	—	4,124	—
Issuance of stock under Employee Stock Purchase Plan	36,632	(36,632)	613	—	613	—
Share-based compensation	—	—	12,534	—	12,534	—
Dividends	—	—	(55,955)	—	(55,955)	—
Share repurchases	(1,118,808)	1,118,808	(17,587)	—	(17,587)	—
Noncontrolling interest capital distribution	—	—	—	(3,069)	(3,069)	—
Balance at November 3, 2018	81,007,525	61,334,745	$816,898	$13,657	$830,555	$4,804

Accumulated Other Comprehensive Income (Loss)
The changes in accumulated other comprehensive income (loss), net of related income taxes, for the three and nine months ended November 3, 2018 and October 28, 2017 are as follows (in thousands):

	Three Months Ended Nov 3, 2018
	Foreign Currency Translation Adjustment	Derivative Financial Instruments Designated as Cash Flow Hedges	Defined Benefit Plans	Total
Balance at August 4, 2018	$(114,761)	$(142)	$(11,117)	$(126,020)
Gains (losses) arising during the period	(10,564)	1,596	37	(8,931)
Reclassification to net loss for losses realized	—	1,419	124	1,543
Net other comprehensive income (loss)	(10,564)	3,015	161	(7,388)
Balance at November 3, 2018	$(125,325)	$2,873	$(10,956)	$(133,408)

	Nine Months Ended Nov 3, 2018
	Foreign Currency Translation Adjustment	Derivative Financial Instruments Designated as Cash Flow Hedges	Defined Benefit Plans	Total
Balance at February 3, 2018	$(67,049)	$(14,369)	$(11,644)	$(93,062)
Gains (losses) arising during the period	(58,276)	12,175	314	(45,787)
Reclassification to net loss for losses realized	—	5,067	374	5,441
Net other comprehensive income (loss)	(58,276)	17,242	688	(40,346)
Balance at November 3, 2018	$(125,325)	$2,873	$(10,956)	$(133,408)

	Three Months Ended Oct 28, 2017
	Foreign Currency Translation Adjustment	Derivative Financial Instruments Designated as Cash Flow Hedges	Defined Benefit Plans	Total
Balance at July 29, 2017	$(103,675)	$(8,751)	$(8,483)	$(120,909)
Gains (losses) arising during the period	(8,184)	2,749	97	(5,338)
Reclassification to net loss for losses realized	—	235	88	323
Net other comprehensive income (loss)	(8,184)	2,984	185	(5,015)
Balance at October 28, 2017	$(111,859)	$(5,767)	$(8,298)	$(125,924)

	Nine Months Ended Oct 28, 2017
	Foreign Currency Translation Adjustment	Derivative Financial Instruments Designated as Cash Flow Hedges	Defined Benefit Plans	Total
Balance at January 28, 2017	$(158,227)	$5,400	$(8,562)	$(161,389)
Gains (losses) arising during the period	46,368	(10,220)	2	36,150
Reclassification to net loss for (gains) losses realized	—	(947)	262	(685)
Net other comprehensive income (loss)	46,368	(11,167)	264	35,465
Balance at October 28, 2017	$(111,859)	$(5,767)	$(8,298)	$(125,924)

Details on reclassifications out of accumulated other comprehensive income (loss) to net loss during the three and nine months ended November 3, 2018 and October 28, 2017 are as follows (in thousands):

	Three Months Ended		Nine Months Ended		Location of (Gain) Loss Reclassified from Accumulated OCI into Loss
	Nov 3, 2018	Oct 28, 2017	Nov 3, 2018	Oct 28, 2017
Derivative financial instruments designated as cash flow hedges:
Foreign exchange currency contracts	$1,618	$(81)	$5,646	$(1,360)	Cost of product sales
Foreign exchange currency contracts	—	337	201	244	Other income (expense)
Interest rate swap	(21)	57	(60)	119	Interest expense
Less income tax effect	(178)	(78)	(720)	50	Income tax expense (benefit)
	1,419	235	5,067	(947)
Defined benefit plans:
Net actuarial loss amortization[1]	150	116	453	344	Other income (expense)
Prior service credit amortization[1]	(7)	(7)	(21)	(20)	Other income (expense)
Less income tax effect	(19)	(21)	(58)	(62)	Income tax expense (benefit)
	124	88	374	262
Total reclassifications during the period	$1,543	$323	$5,441	$(685)
__________________________________
Notes:

[1]
These accumulated other comprehensive income (loss) components are included in the computation of net periodic defined benefit pension cost. During the first quarter of fiscal 2019, the Company adopted new authoritative guidance which requires that the non-service components of net periodic defined benefit pension cost be presented outside of loss from operations. The Company adopted this guidance on a retrospective basis and, as a result, reclassified these components from SG&A expenses to other income (expense) for the three and nine months ended October 28, 2017. Refer to Note 13 for further information.

Redeemable Noncontrolling Interests
The Company is party to a put arrangement with respect to the common securities that represent the remaining noncontrolling interest for its majority-owned subsidiary, Guess Brasil Comércio e Distribuição S.A. (“Guess Brazil”), which was established through a majority-owned joint venture during fiscal 2014. The put arrangement for Guess Brazil, representing 40% of the total outstanding equity interest of that subsidiary, may be exercised at the discretion of the noncontrolling interest holder by providing written notice to the Company beginning in the sixth year of the agreement, or sooner in certain limited circumstances, and every third anniversary from the end of the sixth year thereafter subject to certain time restrictions. The redemption value of the Guess Brazil put arrangement is based on a multiple of Guess Brazil’s earnings before interest, taxes, depreciation and amortization subject to certain adjustments and is classified as a redeemable noncontrolling interest outside of permanent equity in the Company’s condensed consolidated balance sheet. The carrying value of the redeemable noncontrolling interest related to Guess Brazil was $1.4 million and $1.6 million as of November 3, 2018 and February 3, 2018, respectively.
The Company is also party to a put arrangement with respect to the common securities that represent the remaining noncontrolling interest for its majority-owned subsidiary, Guess? CIS, LLC (“Guess CIS”), which was established through a majority-owned joint venture during fiscal 2016. The put arrangement for Guess CIS, representing 30% of the total outstanding equity interest of that subsidiary, may be exercised at the discretion of the noncontrolling interest holder by providing written notice to the Company during the period beginning after the fifth anniversary of the agreement through December 31, 2025, or sooner in certain limited circumstances. The redemption value of the Guess CIS put arrangement is based on a multiple of Guess CIS’s earnings before interest, taxes, depreciation and amortization subject to certain adjustments and is classified as a redeemable noncontrolling interest outside of permanent equity in the Company’s condensed consolidated balance sheet. During fiscal 2018, the Company and the noncontrolling interest holder made additional capital contribution totaling $3.2 million, of which $2.2 million was paid by the Company and the remaining amount was paid by the noncontrolling interest holder to retain the same pro-rata interest in Guess CIS. The carrying value of the redeemable noncontrolling interest related to Guess CIS was $3.4 million and $4.0 million as of November 3, 2018 and February 3, 2018, respectively.

(5)	Accounts Receivable
Accounts receivable is summarized as follows (in thousands):

	Nov 3, 2018	Feb 3, 2018
Trade	$282,919	$290,478
Royalty	8,437	5,504
Other	6,453	13,233
	297,809	309,215
Less allowances[1]	11,703	49,219
	$286,106	$259,996
__________________________________
Notes:

[1]
As of February 3, 2018, the accounts receivable allowance included allowances for doubtful accounts, wholesale sales returns and wholesale markdowns. During the first quarter of fiscal 2019, the Company adopted a new revenue recognition standard on a modified retrospective basis which changed the presentation of allowances for wholesale sales returns and wholesale markdowns to be classified within accrued expenses rather than as a reduction to accounts receivable. Accordingly, the Company has included allowances of $26.1 million and $11.2 million related to wholesale sales returns and wholesale markdowns, respectively, in accrued expenses as of November 3, 2018. As of November 3, 2018, the accounts receivable allowance was only related to allowances for doubtful accounts. Refer to Notes 1 and 2 for further information regarding the impact from the adoption of the new revenue recognition standard on the Company’s condensed consolidated financial statements and related disclosures during the third quarter of fiscal 2019.

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

(6)	Inventories
Inventories consist of the following (in thousands):

	Nov 3, 2018	Feb 3, 2018
Raw materials	$1,360	$604
Work in progress	166	16
Finished goods[1]	546,991	427,684
	$548,517	$428,304
__________________________________
Notes:

[1]
During the first quarter of fiscal 2019, the Company adopted a new revenue recognition standard on a modified retrospective basis which changed the presentation of the estimated cost associated with the allowance for sales returns to be included within other current assets rather than included in inventories. Accordingly, the Company has included $10.4 million related to the estimated cost associated with the allowance for sales returns in other current assets as of November 3, 2018. Refer to Notes 1 and 2 for further information regarding the impact from the adoption of the new revenue recognition standard on the Company’s condensed consolidated financial statements and related disclosures during the third quarter of fiscal 2019.

The above balances include an allowance to write down inventories to the lower of cost or net realizable value of $26.7 million and $29.9 million as of November 3, 2018 and February 3, 2018, respectively.

(7)	Income Taxes
Income tax expense for the interim periods was computed using the tax rate estimated to be applicable for the full fiscal year, adjusted for discrete items. The Company’s effective income tax rate was 61.7% for the nine months ended November 3, 2018, compared to 508.6% for the nine months ended October 28, 2017. The improvement in the effective income tax rate during the nine months ended November 3, 2018 was due primarily to the revision of provisional amounts recorded related to the impact of the 2017 Tax Cuts and Jobs Act in the U.S. (referred to herein as the “Tax Reform”) as discussed further below, lower losses during the nine months ended November 3, 2018 in jurisdictions in which the Company has valuation allowances, the impact of discrete non-deductible expenses as compared to the same prior-year period and, to a lesser extent, the reversal of a valuation allowance on certain deferred taxes.
In December 2017, the U.S. government enacted the Tax Reform, which significantly changed the U.S. corporate income tax laws, including lowering the U.S. federal corporate income tax rate from 35% to 21% and requiring a one-time mandatory transition tax on accumulated foreign earnings. The Tax Reform also establishes new tax laws that are effective for calendar 2018, including but not limited to (i) a new provision designed to tax global intangible low-taxed income (“GILTI”), (ii) a general elimination of U.S. federal income taxes on dividends from foreign subsidiaries, (iii) a limitation on deductible interest expense and (iv) limitations on the deductibility of certain executive compensation. Any income tax payable related to the transition tax is due over an eight-year period beginning in calendar 2018. The SEC issued authoritative guidance which addresses accounting for the impact of the Tax Reform. This guidance provides a measurement period, which should not extend beyond one year from the enactment date, during which the Company may finalize the accounting for the impacts of the Tax Reform, and allows for the Company to record provisional estimates of such amounts. Based on the Company’s interpretation of the Tax Reform, reasonable estimates were made to record provisional adjustments during the fourth quarter of fiscal 2018. During the third quarter of fiscal 2019, the Company completed the preparation of its U.S. federal tax return for the fiscal year 2018 and concluded, based on the additional information that has become available, that no transition tax is due. As a result, during the three months ended November 3, 2018, the Company revised its provisional amount initially recorded in the three months ended February 3, 2018 related to the Tax Reform and recognized a tax benefit of $19.6 million. The Company will continue to refine such amounts within the measurement period allowed if and when additional interpretations are issued. On November 28, 2018, the U.S. Internal Revenue Service (“IRS”) announced a proposed regulation to revise the section of the underlying IRS code which gave rise to the Company’s change in the provisional calculation. In the event legislation is passed in the future to revise the relevant IRS code section, the Company could have additional tax expense and tax liabilities of approximately $12.8 million. In accordance with current legislation, such charges would be payable over the next seven years.
The Company had no amounts recorded in the condensed consolidated balance sheet related to the transition tax in accrued expenses or other long-term liabilities as of November 3, 2018. The Company included $1.9 million and $17.7 million related to the transition tax in accrued expenses and other long-term liabilities in its condensed consolidated balance sheets as of February 3, 2018, respectively.
From time-to-time, the Company is subject to routine income tax audits on various tax matters around the world in the ordinary course of business. As of November 3, 2018, several income tax audits were underway for various periods in multiple jurisdictions. The Company accrues an amount for its estimate of additional income tax liability which the Company, more likely than not, will incur as a result of the ultimate resolution of income tax audits (“uncertain tax positions”). The Company reviews and updates the estimates used in the accrual for uncertain tax positions as more definitive information becomes available from taxing authorities, upon completion of tax audits, upon expiration of statutes of limitation, or upon occurrence of other events.
The Company had aggregate accruals for uncertain tax positions, including penalties and interest, of $18.4 million and $19.0 million as of November 3, 2018 and February 3, 2018, respectively.

(8)	Segment Information
The Company’s businesses are grouped into five reportable segments for management and internal financial reporting purposes: Americas Retail, Americas Wholesale, Europe, Asia and Licensing. The Company’s Americas Retail, Americas Wholesale, Europe and Licensing reportable segments are the same as their respective operating segments. Certain components of the Company’s Asia operating segment are separate operating segments based on region, which have been aggregated into the Asia reportable segment for disclosure purposes. Management evaluates segment performance based primarily on revenues and earnings (loss) from operations before corporate performance-based compensation costs, net gains (losses) from lease terminations, asset impairment charges, restructuring charges, and other non-recurring charges, if any. The Company believes this segment reporting reflects how its business segments are managed and how each segment’s performance is evaluated by the Company’s chief operating decision maker to assess performance and make resource allocation decisions. The Americas Retail segment includes the Company’s retail and e-commerce operations in North, South and Central America. The Americas Wholesale segment includes the Company’s wholesale operations in the Americas. The Europe segment includes the Company’s retail, e-commerce and wholesale operations in Europe and the Middle East. The Asia segment includes the Company’s retail, e-commerce and wholesale operations in Asia and the Pacific. The Licensing segment includes the worldwide licensing operations of the Company. The business segment operating results exclude corporate overhead costs, which consist of shared costs of the organization, net gains (losses) on lease terminations, asset impairment charges and restructuring charges. Corporate overhead costs are presented separately and generally include, among other things, the following unallocated corporate costs: accounting and finance, executive compensation, corporate performance-based compensation, facilities, global advertising and marketing, human resources, information technology and legal.
Net revenue and loss from operations are summarized as follows for the three and nine months ended November 3, 2018 and October 28, 2017 (in thousands):

	Three Months Ended		Nine Months Ended
	Nov 3, 2018	Oct 28, 2017	Nov 3, 2018	Oct 28, 2017
Net revenue:
Americas Retail	$186,925	$187,021	$555,390	$561,903
Americas Wholesale	52,698	45,636	127,630	114,151
Europe	254,037	221,230	771,470	641,833
Asia	89,461	74,322	256,298	200,436
Licensing[1,2]	22,286	20,744	61,779	53,267
Total net revenue[1,2]	$605,407	$548,953	$1,772,567	$1,571,590
Earnings (loss) from operations:
Americas Retail[2,3]	$3,799	$(2,414)	$3,701	$(27,550)
Americas Wholesale[2,3]	10,392	8,562	21,743	20,783
Europe[3,4]	7,410	9,095	17,608	38,147
Asia[3]	1,938	2,954	7,637	5,734
Licensing[2,3]	19,485	18,346	54,408	46,196
Total segment earnings from operations[2,4]	43,024	36,543	105,097	83,310
Corporate overhead[2,4]	(20,824)	(23,443)	(72,316)	(67,403)
Net gains (losses) on lease terminations[5]	—	(11,494)	152	(11,494)
Asset impairment charges[6]	(1,277)	(2,018)	(5,017)	(6,013)
European Commission fine[7]	(42,428)	—	(42,428)	—
Total loss from operations[2,4]	$(21,505)	$(412)	$(14,512)	$(1,600)

__________________________________
Notes:

[1]
During the fourth quarter of fiscal 2018, the Company reclassified net royalties received on the Company’s inventory purchases of licensed product from net revenue to cost of product sales to reflect its treatment as a reduction of the cost of such licensed product. Accordingly, net revenue for the three and nine months ended October 28, 2017 has been adjusted to conform to the current period presentation. This reclassification had no impact on previously reported loss from operations.

[2]
During the first quarter of fiscal 2019, the Company adopted a comprehensive new revenue recognition standard using a modified retrospective method that does not restate prior periods to be comparable to the current period presentation. The adoption of this guidance primarily impacted the presentation of advertising contributions received from the Company’s licensees and the related advertising expenditures incurred by the Company. The adoption of this guidance resulted in an increase in net royalty revenue within the Company’s Licensing segment of $2.7 million, as well as an increase in SG&A expenses in our Americas Retail, Americas Wholesale and Licensing segments as well as corporate overhead of $1.0 million, $0.6 million, $0.3 million and $0.6 million, respectively, during the three months ended November 3, 2018 compared to the same prior-year period. The net favorable impact on loss from operations was approximately $0.2 million during the three months ended November 3, 2018 compared to the same prior-year period. During the nine months ended November 3, 2018, the adoption of this guidance resulted in an increase in net royalty revenue within the Company’s Licensing segment of $7.1 million, as well as an increase in SG&A expenses in our Americas Retail, Americas Wholesale and Licensing segments as well as corporate overhead of $3.3 million, $1.5 million, $0.7 million and $1.7 million, respectively, during the nine months ended November 3, 2018 compared to the same prior-year period. The net unfavorable impact on loss from operations was approximately $0.1 million during the nine months ended November 3, 2018 compared to the same prior-year period. Refer to Note 1 for more information regarding the impact from the adoption of this new standard.

[3]
During the first quarter of fiscal 2019, the Company changed the segment accountability for funds received from licensees on the Company’s purchases of its licensed products. These amounts were treated as a reduction of cost of product sales within the Licensing segment but now are considered in the results of the segments that control the respective purchases for purposes of segment performance evaluation. Accordingly, segment results for the three and nine months ended October 28, 2017 have been adjusted to conform to the current period presentation.

[4]
During the first quarter of fiscal 2019, the Company adopted new authoritative guidance which requires that the non-service components of net periodic defined benefit pension cost be presented outside of earnings (loss) from operations. Accordingly, loss from operations and segment results for the three and nine months ended October 28, 2017 have been adjusted to conform to the current period presentation.

[5]
During the nine months ended November 3, 2018, the Company recorded net gains on lease terminations related primarily to the early termination of certain lease agreements in North America. The net gains on lease terminations were recorded during the three months ended May 5, 2018. During the nine months ended October 27, 2018, the Company recorded net losses on lease termination related primarily to the modification of certain lease agreements held with a common landlord in North America. Refer to Note 1 for more information regarding the net gains (losses) on lease terminations.

[6]
During each of the periods presented, the Company recognized asset impairment charges for certain retail locations resulting from under-performance and expected store closures. Refer to Note 14 for more information regarding these asset impairment charges.

[7]
During the third quarter of fiscal 2019, the Company recorded a charge of €37.0 million euro ($42.4 million) related to an estimated fine expected to be imposed on the Company by the European Commission related to its inquiry concerning possible violations of European Union competition rules by the Company. Refer to Note 12 for further information.

The table below presents information regarding geographic areas in which the Company operated. Net revenue is classified primarily based on the country where the Company’s customer is located (in thousands):

	Three Months Ended		Nine Months Ended
	Nov 3, 2018	Oct 28, 2017	Nov 3, 2018	Oct 28, 2017
Net revenue:
U.S.	$181,113	$170,068	$519,547	$507,239
Italy	65,050	67,561	213,336	195,955
Canada	49,961	53,381	136,296	142,905
South Korea	40,623	41,709	114,706	114,547
Other foreign countries	268,660	216,234	788,682	610,944
Total net revenue	$605,407	$548,953	$1,772,567	$1,571,590
Due to the seasonal nature of the Company’s business segments, the above net revenue and operating results are not necessarily indicative of the results that may be expected for the full fiscal year.

(9)	Borrowings and Capital Lease Obligations
Borrowings and capital lease obligations are summarized as follows (in thousands):

	Nov 3, 2018	Feb 3, 2018
Mortgage debt, maturing monthly through January 2026	$19,885	$20,323
Capital lease obligations	17,031	18,589
Other	2,876	3,129
	39,792	42,041
Less current installments	3,538	2,845
Long-term debt and capital lease obligations	$36,254	$39,196
Mortgage Debt
On February 16, 2016, the Company entered into a ten-year $21.5 million real estate secured loan (the “Mortgage Debt”). The Mortgage Debt is secured by the Company’s U.S. distribution center based in Louisville, Kentucky and provides for monthly principal and interest payments based on a 25-year amortization schedule, with the remaining principal balance and any accrued and unpaid interest due at maturity. Outstanding principal balances under the Mortgage Debt bear interest at the one-month LIBOR rate plus 1.5%. As of November 3, 2018, outstanding borrowings under the Mortgage Debt, net of debt issuance costs of $0.1 million, were $19.9 million. At February 3, 2018, outstanding borrowings under the Mortgage Debt, net of debt issuance costs of $0.1 million, were $20.3 million.
The Mortgage Debt requires the Company to comply with a fixed charge coverage ratio on a trailing four-quarter basis if consolidated cash, cash equivalents, short-term investment balances and availability under borrowing arrangements fall below certain levels. In addition, the Mortgage Debt contains customary covenants, including covenants that limit or restrict the Company’s ability to incur liens on the mortgaged property and enter into certain contractual obligations. Upon the occurrence of an event of default under the Mortgage Debt, the lender may terminate the Mortgage Debt and declare all amounts outstanding to be immediately due and payable. The Mortgage Debt specifies a number of events of default (some of which are subject to applicable grace or cure periods), including, among other things, non-payment defaults, covenant defaults, cross-defaults to other material indebtedness, bankruptcy and insolvency defaults and material judgment defaults.
On February 16, 2016, the Company also entered into a separate interest rate swap agreement, designated as a cash flow hedge, that resulted in a swap fixed rate of approximately 3.06%. This interest rate swap agreement matures in January 2026 and converts the nature of the Mortgage Debt from LIBOR floating-rate debt to fixed-rate debt. The fair values of the interest rate swap asset as of November 3, 2018 and February 3, 2018 were approximately $1.7 million and $1.5 million, respectively.
Capital Lease Obligations
During fiscal 2018, the Company began the relocation of its European distribution center to the Netherlands. As a result, the Company entered into a capital lease of $17.0 million for equipment used in the new facility. The capital lease primarily provides for monthly minimum lease payments through May 2027 with an effective interest rate of approximately 6%. As of November 3, 2018 and February 3, 2018, the capital lease obligation was $14.9 million and $17.3 million, respectively.
The Company also has smaller capital leases related primarily to computer hardware and software. As of November 3, 2018 and February 3, 2018, these capital lease obligations totaled $2.1 million and $1.3 million, respectively.
Credit Facilities
On June 23, 2015, the Company entered into a five-year senior secured asset-based revolving credit facility with Bank of America, N.A. and the other lenders party thereto (the “Credit Facility”). The Credit Facility provides for a borrowing capacity in an amount up to $150 million, including a Canadian sub-facility up to $50 million, subject to a borrowing base. Based on applicable accounts receivable, inventory, eligible cash balances and relevant covenant restrictions as of November 3, 2018, the Company could have borrowed up to $134 million under the

Credit Facility. The Credit Facility has an option to expand the borrowing capacity by up to $150 million subject to certain terms and conditions, including the willingness of existing or new lenders to assume such increased amount. The Credit Facility is available for direct borrowings and the issuance of letters of credit, subject to certain letters of credit sublimits, and may be used for working capital and other general corporate purposes.
All obligations under the Credit Facility are unconditionally guaranteed by the Company and the Company’s existing and future domestic and Canadian subsidiaries, subject to certain exceptions, and are secured by a first priority lien on substantially all of the assets of the Company and such domestic and Canadian subsidiaries, as applicable.
Direct borrowings under the Credit Facility made by the Company and its domestic subsidiaries shall bear interest at the U.S. base rate plus an applicable margin (varying from 0.25% to 0.75%) or at LIBOR plus an applicable margin (varying from 1.25% to 1.75%). The U.S. base rate is based on the greater of (i) the U.S. prime rate, (ii) the federal funds rate, plus 0.5%, and (iii) LIBOR for a 30-day interest period, plus 1.0%. Direct borrowings under the Credit Facility made by the Company’s Canadian subsidiaries shall bear interest at the Canadian prime rate plus an applicable margin (varying from 0.25% to 0.75%) or at the Canadian BA rate plus an applicable margin (varying from 1.25% to 1.75%). The Canadian prime rate is based on the greater of (i) the Canadian prime rate, (ii) the Bank of Canada overnight rate, plus 0.5%, and (iii) the Canadian BA rate for a one-month interest period, plus 1.0%. The applicable margins are calculated quarterly and vary based on the average daily availability of the aggregate borrowing base. The Company is also obligated to pay certain commitment, letter of credit and other fees customary for a credit facility of this size and type. As of November 3, 2018, the Company had $2.0 million in outstanding standby letters of credit, no outstanding documentary letters of credit and no outstanding borrowings under the Credit Facility.
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
The Company, through its European subsidiaries, maintains short-term committed and uncommitted borrowing agreements, primarily for working capital purposes, with various banks in Europe. As of November 3, 2018, the Company could have borrowed or entered into documentary letters of credit totaling up to $87.1 million under these agreements. As of November 3, 2018, the Company had no outstanding borrowings or outstanding documentary letters of credit under these agreements. The agreements are denominated primarily in euros and provide for annual interest rates ranging from 1.1% to 5.0%. With the exception of one facility for up to $39.9 million that has a minimum net equity requirement, there are no other financial ratio covenants.
Other
From time-to-time, the Company will obtain other financing in foreign countries for working capital to finance its local operations.

(10)	Share-Based Compensation
The following table summarizes the share-based compensation expense recognized under all of the Company’s stock plans during the three and nine months ended November 3, 2018 and October 28, 2017 (in thousands):

	Three Months Ended		Nine Months Ended
	Nov 3, 2018	Oct 28, 2017	Nov 3, 2018	Oct 28, 2017
Stock options	$824	$571	$2,191	$1,761
Stock awards/units	3,692	3,658	10,154	10,539
Employee Stock Purchase Plan	29	31	189	110
Total share-based compensation expense	$4,545	$4,260	$12,534	$12,410
Unrecognized compensation cost related to nonvested stock options and nonvested stock awards/units totaled approximately $4.2 million and $27.2 million, respectively, as of November 3, 2018. This cost is expected to be recognized over a weighted average period of 1.6 years. The weighted average grant date fair value of stock options granted was $5.89 and $1.57 during the nine months ended November 3, 2018 and October 28, 2017, respectively.
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
The following table summarizes the activity for nonvested performance-based units during the nine months ended November 3, 2018:

	Number of Units	Weighted Average Grant Date Fair Value
Nonvested at February 3, 2018	1,300,921	$14.01
Granted	489,646	21.83
Vested	(141,625)	15.07
Forfeited	(52,312)	15.37
Nonvested at November 3, 2018	1,596,630	$16.27

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
The following table summarizes the activity for nonvested market-based units during the nine months ended November 3, 2018:

	Number of Units	Weighted Average Grant Date Fair Value
Nonvested at February 3, 2018	388,477	$12.28
Granted	129,932	20.28
Vested	—	—
Forfeited	—	—
Nonvested at November 3, 2018	518,409	$14.28

(11)	Related Party Transactions
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
Leases
The Company leases warehouse and administrative facilities, including the Company’s corporate headquarters in Los Angeles, California, from partnerships affiliated with the Marciano Trusts and certain of their affiliates. There were four of these leases in effect as of November 3, 2018 with expiration or option exercise dates ranging from calendar years 2018 to 2020.
Aggregate rent, common area maintenance charges and property tax expense recorded under these four related party leases were approximately $3.7 million and $3.6 million for the nine months ended November 3, 2018 and October 28, 2017, respectively. The Company believes that the terms of the related party leases have not been significantly affected by the fact that the Company and the lessors are related.
Aircraft Arrangements
The Company periodically charters aircraft owned by entities affiliated with the Marciano Trusts (the “Aircraft Entities”), through informal arrangements with the Aircraft Entities and independent third-party management companies contracted by the Aircraft Entities to manage their aircraft. The total fees paid under these arrangements for the nine months ended November 3, 2018 and October 28, 2017 were approximately $1.0 million and $0.7 million, respectively.
These related party disclosures should be read in conjunction with the disclosure concerning related party transactions in the Company’s Annual Report on Form 10-K for the year ended February 3, 2018.

(12)	Commitments and Contingencies
Leases
The Company leases its showrooms, advertising, licensing, sales and merchandising offices, remote distribution and warehousing facilities and retail and factory outlet store locations under operating lease agreements expiring on various dates through December 2037. Some of these leases require the Company to make periodic payments for property taxes, utilities and common area operating expenses. Certain retail store leases provide for rents based upon the minimum annual rental amount and a percentage of annual sales volume, generally ranging from 4% to 20%, when specific sales volumes are exceeded. The Company’s retail concession leases also provide for rents primarily based upon a percentage of annual sales volume which average approximately 35% of annual sales volume. Some leases include lease incentives, rent abatements and fixed rent escalations, which are amortized and recorded over the initial lease term on a straight-line basis. The Company also leases some of its equipment under operating lease agreements expiring at various dates through October 2023.
As discussed in further detail in Note 9, the Company leases equipment as well as computer hardware and software under capital lease obligations.
Investment Commitments
As of November 3, 2018, the Company had an unfunded commitment to invest €3.6 million ($4.1 million) in a private equity fund. Refer to Note 14 for further information.
Legal and Other Proceedings
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
The Company has received customs tax assessment notices from the Italian Customs Agency (“ICA”) regarding its customs tax audit of one of the Company’s European subsidiaries for the period from July 2010 through December 2012. Such assessments totaled €9.8 million ($11.4 million), including potential penalties and interest. The Company strongly disagreed with the ICA’s positions and therefore filed appeals with the Milan First Degree Tax Court (“MFDTC”). Those appeals were split into a number of different cases that were then heard by different sections of the MFDTC. The MFDTC ruled in favor of the Company on all of these appeals. The ICA subsequently appealed €9.7 million ($11.0 million) of these favorable MFDTC judgments with the Appeals Court. To date, €6.3 million ($7.2 million) have been decided in favor of the Company, €1.3 million ($1.4 million) have been decided in favor of the ICA, and €2.1 million ($2.4 million) remain pending. The Company believes that the unfavorable Appeals Court ruling is incorrect and inconsistent with the prior rulings on similar matters by both the MFDTC and other judges within the Appeals Court, and plans to appeal the decision to the Supreme Court. The ICA has appealed the favorable Appeals Court rulings to the Supreme Court. There can be no assurances the Company will be successful in the remaining appeals. It also continues to be possible that the Company will receive similar or even larger assessments for periods subsequent to December 2012 or other claims or charges related to the matter in the future. Although the Company believes that it has a strong position and will continue to vigorously defend this matter, it is unable to predict with certainty whether or not these efforts will ultimately be successful or whether the outcome will have a material impact on the Company’s financial position or results of operations.
On June 6, 2017, the European Commission notified the Company that it had initiated proceedings to investigate whether certain of the Company’s practices and agreements concerning the distribution of apparel and accessories within the European Union breached European Union competition rules related to cross-border transactions, internet sales limitations and resale price restrictions. The Company has cooperated with the European Commission, including through responses to requests for information, through changes to certain business practices and agreements and by engaging in a settlement discussion process. Depending on the outcome of the proceedings, a broad range of remedies is available to the European Commission, including imposing a fine and/or injunctive relief prohibiting or restricting certain business practices. The Company has already made certain changes to its business practices and agreements in response to, and early in the course of, these proceedings, and the Company believes that such changes have not had, and will not have, a material impact on its ongoing business operations within the European Union. Based on the settlement discussion process, the Company now believes that it is likely to incur a fine in an amount between €37.0 million ($42.4 million) and €40.6 million ($46.6 million) with no further modifications of the Company’s business practices and agreements beyond those already made. Accordingly, the Company accrued an estimated charge of €37.0 million ($42.4 million) during the third quarter of fiscal 2019. A final outcome in this matter could occur as early as the fourth quarter of fiscal 2019, although any resolution may be delayed or different than current expectations due to the inherent unpredictability of the proceedings.

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
As a non-qualified pension plan, no dedicated funding of the SERP is required; however, the Company has made periodic payments into insurance policies held in a rabbi trust to fund the expected obligations arising under the non-qualified SERP. The amount of any future payments into the insurance policies, if any, may vary depending on investment performance of the trust. The cash surrender values of the insurance policies were $61.6 million and $64.5 million as of November 3, 2018 and February 3, 2018, respectively, and were included in other assets in the Company’s condensed consolidated balance sheets. As a result of changes in the value of the insurance policy investments, the Company recorded unrealized loss of $2.3 million and $1.6 million in other expense during the three and nine months ended November 3, 2018, respectively, and unrealized gains of $1.6 million and $5.5 million in other income during the three and nine months ended October 28, 2017, respectively. The projected benefit obligation was $54.9 million and $54.8 million as of November 3, 2018 and February 3, 2018, respectively, and was included in accrued expenses and other long-term liabilities in the Company’s condensed consolidated balance sheets depending on the expected timing of payments. SERP benefit payments of $0.4 million and $1.3 million were made during the three and nine months ended November 3, 2018, respectively. SERP benefit payments of $0.4 million and $1.3 million were made during the three and nine months ended October 28, 2017, respectively.
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
As of November 3, 2018 and February 3, 2018, the foreign pension plans had a total projected benefit obligation of $27.9 million and $26.4 million, respectively, and plan assets held in independent investment fiduciaries of $22.4 million and $21.4 million, respectively. The net liability of $5.5 million and $5.0 million was included in other long-term liabilities in the Company’s condensed consolidated balance sheets as of November 3, 2018 and February 3, 2018, respectively.

The components of net periodic defined benefit pension cost for the three and nine months ended November 3, 2018 and October 28, 2017 related to the Company’s defined benefit plans are as follows (in thousands):

	Three Months Ended Nov 3, 2018
	SERP	Foreign Pension Plans	Total
Service cost	$—	$730	$730
Interest cost	471	54	525
Expected return on plan assets	—	(72)	(72)
Net amortization of unrecognized prior service credit	—	(7)	(7)
Net amortization of actuarial losses	47	103	150
Net periodic defined benefit pension cost	$518	$808	$1,326

	Nine Months Ended Nov 3, 2018
	SERP	Foreign Pension Plans	Total
Service cost	$—	$2,224	$2,224
Interest cost	1,415	164	1,579
Expected return on plan assets	—	(221)	(221)
Net amortization of unrecognized prior service credit	—	(21)	(21)
Net amortization of actuarial losses	140	313	453
Net periodic defined benefit pension cost	$1,555	$2,459	$4,014

	Three Months Ended Oct 28, 2017
	SERP	Foreign Pension Plans	Total
Service cost	$—	$492	$492
Interest cost	461	22	483
Expected return on plan assets	—	(48)	(48)
Net amortization of unrecognized prior service credit	—	(7)	(7)
Net amortization of actuarial losses	38	78	116
Net periodic defined benefit pension cost	$499	$537	$1,036

	Nine Months Ended Oct 28, 2017
	SERP	Foreign Pension Plans	Total
Service cost	$—	$1,452	$1,452
Interest cost	1,382	64	1,446
Expected return on plan assets	—	(143)	(143)
Net amortization of unrecognized prior service credit	—	(20)	(20)
Net amortization of actuarial losses	114	230	344
Net periodic defined benefit pension cost	$1,496	$1,583	$3,079
During the first quarter of fiscal 2019, the Company adopted new authoritative guidance which requires that the non-service components of net periodic defined benefit pension cost be presented outside of loss from operations. The Company adopted this guidance on a retrospective basis and, as a result, reclassified approximately $0.5 million and $1.6 million from SG&A expenses to other income (expense) for the three and nine months ended October 28, 2017, respectively.

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
The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of November 3, 2018 and February 3, 2018 (in thousands):

	Fair Value Measurements at Nov 3, 2018				Fair Value Measurements at Feb 3, 2018
Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Foreign exchange currency contracts	$—	$7,527	$—	$7,527	$—	$51	$—	$51
Interest rate swap	—	1,707	—	1,707	—	1,460	—	1,460
Total	$—	$9,234	$—	$9,234	$—	$1,511	$—	$1,511
Liabilities:
Foreign exchange currency contracts	$—	$7	$—	$7	$—	$18,089	$—	$18,089
Deferred compensation obligations	—	14,197	—	14,197	—	13,476	—	13,476
Total	$—	$14,204	$—	$14,204	$—	$31,565	$—	$31,565

There were no transfers of financial instruments between the three levels of fair value hierarchy during the nine months ended November 3, 2018 or during the year ended February 3, 2018.
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
During fiscal 2018, the Company invested €0.5 million ($0.5 million) in a private equity fund. During the nine months ended November 3, 2018, the Company made additional investments totaling €0.9 million ($1.1 million). As permitted in accordance with authoritative guidance, the Company uses net asset value per share as a practical expedient to measure the fair value of this investment and has not included this investment in the fair value hierarchy as disclosed above. During the three months ended November 3, 2018, there were no changes in the value of the private equity investment. During the nine months ended November 3, 2018, the Company recorded an unrealized loss of €0.1 million ($0.2 million) in other expense. As of November 3, 2018 and February 3, 2018, the Company included €1.3 million ($1.4 million) and €0.5 million ($0.6 million), respectively, in other assets in the Company’s condensed consolidated balance sheet related to this investment. As of November 3, 2018, the Company had an unfunded commitment to invest an additional €3.6 million ($4.1 million) in the private equity fund.

The carrying amount of the Company’s remaining financial instruments, which principally include cash and cash equivalents, trade receivables, accounts payable and accrued expenses, approximates fair value due to the relatively short maturity of such instruments. The fair values of the Company’s debt instruments (see Note 9) are based on the amount of future cash flows associated with each instrument discounted using the Company’s incremental borrowing rate. As of November 3, 2018 and February 3, 2018, the carrying value of all financial instruments was not materially different from fair value, as the interest rates on the Company’s debt approximated rates currently available to the Company.
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
The Company recorded asset impairment charges of $1.3 million and $5.0 million during the three and nine months ended November 3, 2018, respectively, and $2.0 million and $6.0 million during the three and nine months ended October 28, 2017, respectively. The asset impairment charges related primarily to the impairment of certain retail locations in Europe and North America resulting from under-performance and expected store closures.

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
The impact of the credit risk of the counterparties to the derivative contracts is considered in determining the fair value of the foreign exchange currency contracts and interest rate swap agreements. As of November 3, 2018, credit risk has not had a significant effect on the fair value of the Company’s foreign exchange currency contracts and interest rate swap agreements.
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
Summary of Derivative Instruments
The fair value of derivative instruments in the condensed consolidated balance sheets as of November 3, 2018 and February 3, 2018 is as follows (in thousands):

	Derivative Balance Sheet Location	Fair Value at Nov 3, 2018	Fair Value at Feb 3, 2018
ASSETS:
Derivatives designated as hedging instruments:
Cash flow hedges:
Foreign exchange currency contracts	Other current assets/ Other assets	$5,254	$41
Interest rate swap	Other assets	1,707	1,460
Total derivatives designated as hedging instruments		6,961	1,501
Derivatives not designated as hedging instruments:
Foreign exchange currency contracts	Other current assets	2,273	10
Total		$9,234	$1,511
LIABILITIES:
Derivatives designated as hedging instruments:
Cash flow hedges:
Foreign exchange currency contracts	Accrued expenses/ Other long-term liabilities	$5	$13,789
Derivatives not designated as hedging instruments:
Foreign exchange currency contracts	Accrued expenses	2	4,300
Total		$7	$18,089
Derivatives Designated as Hedging Instruments
Foreign Exchange Currency Contracts Designated as Cash Flow Hedges
During the nine months ended November 3, 2018, the Company purchased U.S. dollar forward contracts in Europe totaling US$39.3 million that were designated as cash flow hedges. As of November 3, 2018, the Company had forward contracts outstanding for its European and Canadian operations of US$93.7 million and US$8.8 million, respectively, to hedge forecasted merchandise purchases, which are expected to mature over the next 10 months.
As of November 3, 2018, accumulated other comprehensive income (loss) related to foreign exchange currency contracts included a net unrealized gain of approximately $1.6 million, net of tax, which $0.8 million will be recognized in cost of product sales over the following 12 months, at the then current values on a pre-tax basis, which can be different than the current quarter-end values.
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
As of November 3, 2018, accumulated other comprehensive income related to the interest rate swap agreement included a net unrealized gain of approximately $1.3 million, net of tax, which will be recognized in interest expense after the following 12 months, at the then current values on a pre-tax basis, which can be different than the current quarter-end values.
The following table summarizes the gains (losses) before taxes recognized on the derivative instruments designated as cash flow hedges in OCI and net loss for the three and nine months ended November 3, 2018 and October 28, 2017 (in thousands):

	Gains Recognized in OCI		Location of Gain (Loss) Reclassified from Accumulated OCI into Loss[1]	Gain (Loss) Reclassified from Accumulated OCI into Loss
	Three Months Ended			Three Months Ended
	Nov 3, 2018	Oct 28, 2017		Nov 3, 2018	Oct 28, 2017
Derivatives designated as cash flow hedges:
Foreign exchange currency contracts	$1,630	$3,215	Cost of product sales	$(1,618)	$81
Foreign exchange currency contracts	—	38	Other income (expense)	—	(337)
Interest rate swap	203	134	Interest expense	21	(57)

	Gains Recognized in OCI		Location of Gain (Loss) Reclassified from Accumulated OCI into Loss[1]	Gain (Loss) Reclassified from Accumulated OCI into Loss
	Nine months ended			Nine months ended
	Nov 3, 2018	Oct 28, 2017		Nov 3, 2018	Oct 28, 2017
Derivatives designated as cash flow hedges:
Foreign exchange currency contracts	$13,690	$(10,601)	Cost of product sales	$(5,646)	$1,360
Foreign exchange currency contracts	2	(958)	Other income (expense)	(201)	(244)
Interest rate swap	308	(143)	Interest expense	60	(119)
__________________________________
Notes:

[1]
The Company recognized gains of $0.6 million and $2.0 million resulting from the ineffective portion related to foreign exchange currency contracts in interest income during the three and nine months ended November 3, 2018, respectively. The Company recognized gains of $0.5 million and $2.0 million resulting from the ineffective portion related to foreign exchange currency contracts in interest income during the three and nine months ended October 28, 2017, respectively. There was no ineffectiveness recognized related to the interest rate swap during the three and nine months ended November 3, 2018 and October 28, 2017.

The following table summarizes net after-tax derivative activity recorded in accumulated other comprehensive income (loss) (in thousands):

	Three Months Ended		Nine Months Ended
	Nov 3, 2018	Oct 28, 2017	Nov 3, 2018	Oct 28, 2017
Beginning balance gain (loss)	$(142)	$(8,751)	$(14,369)	$5,400
Net gains (losses) from changes in cash flow hedges	1,596	2,749	12,175	(10,220)
Net (gains) losses reclassified into loss	1,419	235	5,067	(947)
Ending balance gain (loss)	$2,873	$(5,767)	$2,873	$(5,767)
Foreign Exchange Currency Contracts Not Designated as Hedging Instruments
As of November 3, 2018, the Company had euro foreign exchange currency contracts to purchase US$28.0 million expected to mature over the next 6 months and Canadian dollar foreign exchange currency contracts to purchase US$1.8 million expected to mature over the next 2 months.
The following table summarizes the gains (losses) before taxes recognized on the derivative instruments not designated as hedging instruments in other income (expense) for the three and nine months ended November 3, 2018 and October 28, 2017 (in thousands):

	Location of Gain (Loss) Recognized in Loss	Gain (Loss) Recognized in Loss
		Three Months Ended		Nine Months Ended
		Nov 3, 2018	Oct 28, 2017	Nov 3, 2018	Oct 28, 2017
Derivatives not designated as hedging instruments:
Foreign exchange currency contracts	Other income (expense)	$794	$1,645	$6,700	$(5,688)
At February 3, 2018, the Company had euro foreign exchange currency contracts to purchase US$68.2 million and Canadian dollar foreign exchange currency contracts to purchase US$17.6 million.

(16)	Subsequent Events
Dividends
On November 28, 2018, the Company announced a regular quarterly cash dividend of $0.225 per share on the Company’s common stock. The cash dividend will be paid on January 2, 2019 to shareholders of record as of the close of business on December 12, 2018.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
General
Unless the context indicates otherwise, when we refer to “we,” “us,” “our” or the “Company” in this Form 10-Q, we are referring to Guess?, Inc. (“GUESS?”) and its subsidiaries on a consolidated basis.
Important Factors Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q, including documents incorporated by reference herein, contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may also be contained in the Company’s other reports filed under the Securities Exchange Act of 1934, as amended, in its press releases and in other documents. In addition, from time-to-time, the Company, through its management, may make oral forward-looking statements. These statements relate to expectations, analyses and other information based on current plans, forecasts of future results and estimates of amounts not yet determinable. These statements also relate to our goals, future prospects, global cost reduction opportunities and profitability efforts, capital allocation plans, cash needs and current business strategies and strategic initiatives. These forward-looking statements are identified by their use of terms and phrases such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “goal,” “intend,” “may,” “outlook,” “pending,” “plan,” “predict,”

“project,” “see,” “should,” “strategy,” “will,” “would,” and other similar terms and phrases, including references to assumptions.
Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed. These forward-looking statements may include, among other things, statements or assumptions relating to: our expected results of operations; the accuracy of data relating to, and anticipated levels of, future inventory and gross margins; anticipated cash requirements and sources; cost containment efforts; estimated charges (including the estimated fine expected to be imposed on the Company by the European Commission related to its inquiry concerning possible violations of certain European Union competition rules by the Company); plans regarding store openings, closings, remodels and lease negotiations; plans regarding the opening or relocation of our distribution centers; plans regarding business growth, international expansion and capital allocation; plans regarding supply chain efficiencies and global planning and allocation; e-commerce, digital and omni-channel initiatives; business seasonality; results and risks of current and future legal proceedings, industry trends; consumer demands and preferences; competition; currency fluctuations and related impacts; estimated tax rates, including the impact of the 2017 Tax Cuts and Jobs Act in the U.S. (referred to herein as the “Tax Reform”) and changes to provisional estimates; results of tax audits and other regulatory proceedings; the impact of recent accounting pronouncements; raw material and other inflationary cost pressures; consumer confidence; and general economic conditions. We do not intend, and undertake no obligation, to update our forward-looking statements to reflect future events or circumstances. Such statements involve risks and uncertainties, which may cause actual results to differ materially from those set forth in these statements. Important factors that could cause or contribute to such differences include those discussed under “Part I, Item 1A. Risk Factors” contained in the Company’s most recent Annual Report on Form 10-K for the fiscal year ended February 3, 2018 and in our other filings made from time-to-time with the Securities and Exchange Commission (“SEC”) after the date of this report.
Business Segments
The Company’s businesses are grouped into five reportable segments for management and internal financial reporting purposes: Americas Retail, Americas Wholesale, Europe, Asia and Licensing. Management evaluates segment performance based primarily on revenues and earnings (loss) from operations before corporate performance-based compensation costs, net gains (losses) from lease terminations, asset impairment charges, restructuring charges, and other non-recurring charges, if any. The Americas Retail segment includes the Company’s retail and e-commerce operations in North, South and Central America. The Americas Wholesale segment includes the Company’s wholesale operations in the Americas. The Europe segment includes the Company’s retail, e-commerce and wholesale operations in Europe and the Middle East. The Asia segment includes the Company’s retail, e-commerce and wholesale operations in Asia and the Pacific. The Licensing segment includes the worldwide licensing operations of the Company. The business segment operating results exclude corporate overhead costs, which consist of shared costs of the organization, net gains (losses) on lease terminations, asset impairment charges and restructuring charges. Corporate overhead costs are presented separately and generally include, among other things, the following unallocated corporate costs: accounting and finance, executive compensation, corporate performance-based compensation, facilities, global advertising and marketing, human resources, information technology and legal. Information regarding these segments is summarized in “Part I, Item 1. Financial Statements — Note 8 — Segment Information.”
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
In addition, some of our transactions that occur primarily in Europe, Canada, South Korea, China and Mexico are denominated in U.S. dollars, Swiss francs, British pounds and Russian roubles, exposing them to exchange rate fluctuations when these transactions (such as inventory purchases) are converted to their functional currencies. As a result, fluctuations in exchange rates can impact the operating margins of our foreign operations and reported earnings (loss), and are largely dependent on the transaction timing and magnitude during the period that the currency fluctuates. When these foreign exchange rates weaken versus the U.S. dollar at the time U.S. dollar denominated inventory is purchased relative to the purchases of the comparable period, our product margins could be unfavorably impacted if the relative sales prices do not change.
During the first nine months of fiscal 2019, the average U.S. dollar rate was weaker against the Canadian dollar, Chinese yuan, euro, Japanese yen and Korean won, and stronger against the Mexican peso, Russian rouble and Turkish Lira compared to the average rate in the same prior-year period. This had an overall favorable impact on the translation of our international revenues and an unfavorable impact on earnings from operations for the nine months ended November 3, 2018 compared to the same prior-year period.
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
Building our Asia Business. We believe there continues to be significant potential in this region and plan to continue to allocate sufficient resources to fuel future growth.
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
We are also focused on improving the profitability of our retail business in the Americas. As almost two-thirds of our leases in the U.S. and Canada are up for renewal or have lease exit options over the next three years, we continue to have the flexibility to further optimize our retail footprint, or renegotiate lower rents, as appropriate, in the coming years. However, we are not restricting ourselves to waiting for these dates to close stores or renegotiate rents.
Stabilizing our Wholesale Business. We are partnering with our wholesale customers to emphasize a retail-oriented mindset and encourage the adoption of best practices, including high quality visual merchandising, frequent rotation of products and maximization of inventory turns.
Capital Allocation
The Company’s investments in capital for the full fiscal year 2019 are planned between $95 million and $100 million. The planned investments in capital are related primarily to retail and e-commerce expansion in Europe and Asia as well as continued investments in technology to support our long-term growth plans.
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
Other
The Company operates on a 52/53-week fiscal year calendar, which ends on the Saturday nearest to January 31 of each year. The nine months ended November 3, 2018 had the same number of days as the nine months ended October 28, 2017.

Executive Summary
Overview
Net loss attributable to Guess?, Inc. increased 370.0% to $13.4 million, or diluted loss of $0.17 per common share, for the quarter ended November 3, 2018, compared to $2.9 million, or diluted loss of $0.04 per common share, for the quarter ended October 28, 2017.
During the quarter ended November 3, 2018, the Company recognized asset impairment charges of $1.3 million, certain professional services and legal fees and related costs of $0.1 million, income tax benefits of $19.6 million related to changes in the provisional amounts recorded related to the Tax Reform, and charges of €37.0 million euros ($42.4 million) related to the estimated European Commission fine (or a combined $24.0 million after considering the related tax benefit of these adjustments of $0.2 million), or an unfavorable $0.30 per share impact. Excluding the impact of these items, adjusted net earnings attributable to Guess?, Inc. were $10.6 million and adjusted diluted earnings were $0.13 per common share for the quarter ended November 3, 2018. During the quarter ended October 28, 2017, the Company recognized net losses on lease terminations of $11.5 million and asset impairment charges of $2.0 million. Combined, these items had a $13.3 million negative impact after considering the related tax benefit of these adjustments of $0.3 million, or an unfavorable $0.16 per share impact. Excluding the impact of these items, adjusted net earnings attributable to Guess?, Inc. were $10.4 million and adjusted diluted earnings were $0.12 per common share for the quarter ended October 28, 2017. References to financial results excluding the impact of these items are non-GAAP measures and are addressed below under “Non-GAAP Measures.”
Highlights of the Company’s performance for the quarter ended November 3, 2018 compared to the same prior-year period are presented below, followed by a more comprehensive discussion under “Results of Operations”:
Operations

•
Total net revenue increased 10.3% to $605.4 million for the quarter ended November 3, 2018, compared to $549.0 million in the same prior-year quarter. In constant currency, net revenue increased by 13.1%.

•	Gross margin (gross profit as a percentage of total net revenue) increased 160 basis points to 36.4% for the quarter ended November 3, 2018, compared to 34.8% in the same prior-year period.

•
Selling, general and administrative (“SG&A”) expenses as a percentage of total net revenue (“SG&A rate”) increased 40 basis points to 32.8% for the quarter ended November 3, 2018, compared to 32.4% in the same prior-year period. SG&A expenses increased 11.2% to $197.9 million for the quarter ended November 3, 2018, compared to $178.0 million in the same prior-year period.

•	During the quarter ended November 3, 2018, the Company recognized asset impairment charges of $1.3 million, compared to $2.0 million in the same prior-year period.

•
During the quarter ended November 3, 2018, the Company recognized charges of €37.0 million ($42.4 million) related to an estimated fine expected to be imposed on the Company by the European Commission related to its inquiry concerning possible violations of certain European Union competition rules by the Company.

•
Operating margin decreased 350 basis points to negative 3.6% for the quarter ended November 3, 2018, compared to negative 0.1% in the same prior-year period. For the quarter ended November 3, 2018 as compared to the same prior-year period, the charges related to the estimated European Commission fine negatively impacted operating margin by 700 basis points, lower losses on lease terminations positively impacted operating margin by 210 basis points and lower asset impairment charges positively impacted operating margin by 20 basis points.

•	Loss from operations increased 5,120% to $21.5 million for the quarter ended November 3, 2018, compared to $0.4 million in the same prior-year period.

•	Other expense, net (including interest income and expense), totaled $5.8 million for the quarter ended November 3, 2018, compared to other income, net, of $2.4 million in the same prior-year period.

•
The effective income tax rate improved to 53.1% for the quarter ended November 3, 2018, compared to 182.6% in the same prior-year period. During the quarter ended November 3, 2018, the Company revised the provisional amounts previously recorded related to impact of the Tax Reform, and recorded income tax benefits of $19.6 million.

Key Balance Sheet Accounts

•
The Company had $138.9 million in cash and cash equivalents and $0.5 million in restricted cash as of November 3, 2018, compared to $233.1 million in cash and cash equivalents and $0.2 million in restricted cash at October 28, 2017.

◦
The Company invested $17.6 million to repurchase 1,118,808 of its common shares during the nine months ended November 3, 2018. During the nine months ended November 3, 2018, the Company also paid an additional $6.0 million for shares that were repurchased during the fourth quarter of fiscal 2018 but were settled during the first quarter of fiscal 2019.

•
Accounts receivable consists of trade receivables relating primarily to the Company’s wholesale business in Europe and, to a lesser extent, to its wholesale businesses in the Americas and Asia, royalty receivables relating to its licensing operations, credit card and retail concession receivables related to its retail businesses and certain other receivables. Accounts receivable increased by $49.4 million, or 20.9%, to $286.1 million as of November 3, 2018, compared to $236.7 million at October 28, 2017, and includes the impact of the reclassifications related to the adoption of the new revenue recognition standard in the first quarter of fiscal 2019. On a constant currency basis, accounts receivable increased by $55.9 million, or 23.6%, when compared to October 28, 2017.

•
Inventory increased by $71.3 million, or 15.0%, to $548.5 million as of November 3, 2018, compared to $477.2 million at October 28, 2017, and includes the impact of the reclassifications related to the adoption of the new revenue recognition standard in the first quarter of fiscal 2019. On a constant currency basis, inventory increased by $83.9 million, or 17.6%, when compared to October 28, 2017.

Global Store Count
In the third quarter of fiscal 2019, together with our partners, we opened 65 new stores worldwide, consisting of 22 stores in Europe and the Middle East, 30 stores in Asia and the Pacific, six stores in Central and South America, four stores in the U.S., and three stores in Canada. Together with our partners, we closed 35 stores worldwide, consisting of 18 stores in Asia and the Pacific, one store in the U.S., seven stores in Central and South America, no stores in Canada and nine stores in Europe and the Middle East.
We ended the third quarter of fiscal 2019 with 1,692 stores and 432 concessions worldwide, comprised as follows:

	Stores			Concessions
Region	Total	Directly Operated	Partner Operated	Total	Directly Operated	Partner Operated
United States	298	296	2	1	—	1
Canada	89	89	—	—	—	—
Central and South America	103	65	38	27	27	—
Total Americas	490	450	40	28	27	1
Europe and the Middle East	687	460	227	39	39	—
Asia and the Pacific	515	198	317	365	174	191
Total	1,692	1,108	584	432	240	192
Of the total 1,692 stores, 1355 were GUESS? stores, 218 were GUESS? Accessories stores, 70 were G by GUESS stores and 49 were MARCIANO stores.

Results of Operations

Three Months Ended November 3, 2018 and October 28, 2017
Consolidated Results
Net Revenue. Net revenue increased by $56.5 million, or 10.3%, to $605.4 million for the quarter ended November 3, 2018, compared to $549.0 million for the quarter ended October 28, 2017. In constant currency, net revenue increased by 13.1% as currency translation fluctuations relating to our foreign operations unfavorably impacted net revenue by $15.5 million compared to the same prior-year period. The increase was driven primarily by retail expansion in our international markets and, to a lesser extent, the impact of positive comparable sales in all regions and higher wholesale shipments in Europe and the Americas.
Gross Margin. Gross margin increased 160 basis points to 36.4% for the quarter ended November 3, 2018, compared to 34.8% in the same prior-year period, of which 100 basis points was due to higher overall product margins and 60 basis points was due to a lower occupancy rate. The higher overall product margins were driven primarily by lower markdowns in Americas Retail and higher initial markups, partially offset by higher duties and freight costs in Europe. The lower occupancy rate was driven primarily by overall leveraging of expenses due mainly to higher European wholesale shipments and positive comparable sales and negotiated rent reductions in Americas Retail, partially offset by higher distribution costs related to the relocation of the Company’s European distribution center.
Gross Profit. Gross profit increased by $29.0 million, or 15.2%, to $220.1 million for the quarter ended November 3, 2018, compared to $191.1 million in the same prior-year period. The increase in gross profit, which included the unfavorable impact of currency translation, was due primarily to the favorable impact on gross profit from higher revenue and, to a lesser extent, the higher gross margins. Currency translation fluctuations relating to our foreign operations unfavorably impacted gross profit by $5.6 million.
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
SG&A Rate. The Company’s SG&A rate increased 40 basis points to 32.8% for the quarter ended November 3, 2018, compared to 32.4% in the same prior-year period driven primarily by higher distribution costs related to the relocation of the Company’s European distribution center.
SG&A Expenses. SG&A expenses increased by $19.9 million, or 11.2%, to $197.9 million for the quarter ended November 3, 2018, compared to $178.0 million in the same prior-year period. The increase, which included the unfavorable impact of currency translation, was driven primarily by higher selling and merchandising expenses, higher advertising expenses (in part due to classification changes under the new revenue recognition standard) and distribution costs related to the relocation of the Company’s European distribution center. Currency translation fluctuations relating to our foreign operations unfavorably impacted SG&A expenses by $4.3 million.
European Commission Fine. During the quarter ended November 3, 2018, the Company recognized charges of €37.0 million ($42.4 million) related to an estimated fine expected to be imposed on the Company by the European Commission related to its inquiry concerning possible violations of certain European Union competition rules by the Company. Refer to “Part I, Item 1. Financial Statements — Note 12 — Commitments and Contingencies — Legal and Other Proceedings” for more information regarding this matter.

Asset Impairment Charges. During the quarter ended November 3, 2018, the Company recognized asset impairment charges of $1.3 million, compared to $2.0 million in the same prior-year period.
Operating Margin. Operating margin decreased 350 basis points to negative 3.6% for the quarter ended November 3, 2018, compared to negative 0.1% in the same prior-year period. For the quarter ended November 3, 2018 as compared to the same prior-year period, the charges related to the estimated European Commission fine negatively impacted operating margin by 700 basis points, lower losses on lease terminations positively impacted operating margins by 210 basis points and lower asset impairment charges positively impacted operating margin by 20 basis points. Excluding the impact of these items, operating margin increased by 130 basis points compared to the same prior-year period. The positive impact of currency on operating margin for the quarter ended November 3, 2018 was approximately 20 basis points.
Loss from Operations.   Loss from operations increased by $21.1 million, or 5,119.7%, to $21.5 million for the quarter ended November 3, 2018, compared to $0.4 million in the same prior-year period. Currency translation fluctuations relating to our foreign operations unfavorably impacted loss from operations by $1.3 million.
Interest Income, Net. Interest income, net, was minimal for the quarter ended November 3, 2018, compared to $0.2 million for the quarter ended October 28, 2017 and includes the impact of hedge ineffectiveness of foreign exchange currency contracts designated as cash flow hedges.
Other Income (Expense), Net. Other expense, net, was $5.8 million for the quarter ended November 3, 2018, compared to other income, net, of $2.2 million in the same prior-year period. Other expense, net, in the quarter ended November 3, 2018 consisted primarily of unrealized losses on non-operating assets and net realized mark-to-market revaluation losses on foreign currency balances, partially offset by realized mark-to-market revaluation gains on foreign exchange currency contracts. Other income, net, in the quarter ended October 28, 2017 consisted primarily of unrealized gains on non-operating assets and net unrealized and realized mark-to-market revaluation gains on foreign exchange currency contracts.
Income Tax Expense (Benefit).  The income tax benefit for the quarter ended November 3, 2018 was $14.5 million, or a 53.1% effective tax rate, compared to income tax expense of $3.7 million, or a 182.6% effective tax rate, in the same prior-year period. Generally, income taxes for the interim periods are computed using the tax rate estimated to be applicable for the full fiscal year, adjusted for discrete items, which is subject to ongoing review and evaluation by management. During the three months ended November 3, 2018, the Company revised provisional amounts initially recorded in the three months ended February 3, 2018 related to the Tax Reform and recognized a tax benefit of $19.6 million. This benefit increased the effective tax rate by approximately 72%. The remaining change in the effective income tax rate during the quarter ended November 3, 2018 compared to the same prior-year period was due primarily to the impact of discrete non-deductible expenses during the quarter ended November 3, 2018, and to a lesser extent, the mix of earnings in jurisdictions with different statutory tax rates and valuation allowances (including the lower U.S. tax rate due to the Tax Reform).
Net Earnings Attributable to Noncontrolling Interests. Net earnings attributable to noncontrolling interests were $0.6 million, net of taxes, for the quarter ended November 3, 2018, compared to $1.2 million, net of taxes, for the quarter ended October 28, 2017.
Net Earnings (Loss) Attributable to Guess?, Inc. Net loss attributable to Guess?, Inc. increased by $10.6 million, or 370.0%, to $13.4 million for the quarter ended November 3, 2018, compared to $2.9 million in the same prior-year period. Diluted loss per share increased to $0.17 for the quarter ended November 3, 2018, compared to $0.04 for the quarter ended October 28, 2017. During the quarter ended November 3, 2018, the Company recognized asset impairment charges of $1.3 million, certain professional services and legal fees and related costs of $0.1 million, income tax benefits of $19.6 million related to changes in the provisional amounts recorded related to the Tax Reform, and charges of €37.0 million ($42.4 million) related to the estimated European Commission fine (or a combined $24.0 million after considering the related tax benefit of $0.2 million), or an unfavorable $0.30 per share impact. Excluding the impact of these items, adjusted net earnings attributable to Guess?, Inc. were $10.6 million and adjusted diluted earnings were $0.13 per common share for the quarter ended November 3, 2018. We estimate that the negative impact of currency on diluted earnings per share for the quarter ended November 3, 2018 was approximately $0.02 per share. During the quarter ended October 28, 2017, the Company recognized asset impairment charges of $2.0 million and lease termination charges of $11.5 million (or $13.3 million after considering the related tax benefit of these adjustments of $0.3 million), or an unfavorable $0.16 per share impact. Excluding the impact of these amounts and the related tax effect, adjusted net earnings attributable to Guess?, Inc. were $10.4 million and adjusted diluted earnings were $0.12 per common share for the quarter ended October 28, 2017. References to financial results excluding the impact of these items are non-GAAP measures and are addressed below under “Non-GAAP Measures.”
Information by Business Segment
The following table presents our net revenue and earnings (loss) from operations by segment for the three months ended November 3, 2018 and October 28, 2017 (dollars in thousands):

	Three Months Ended
	Nov 3, 2018	Oct 28, 2017	Change	% Change
Net revenue:
Americas Retail	$186,925	$187,021	$(96)	(0.1%)
Americas Wholesale	52,698	45,636	7,062	15.5
Europe	254,037	221,230	32,807	14.8
Asia	89,461	74,322	15,139	20.4
Licensing[1,2]	22,286	20,744	1,542	7.4
Total net revenue[1,2]	$605,407	$548,953	$56,454	10.3%
Earnings (loss) from operations:
Americas Retail[2,3]	$3,799	$(2,414)	$6,213	257.4%
Americas Wholesale[2,3]	10,392	8,562	1,830	21.4
Europe[3,4]	7,410	9,095	(1,685)	(18.5)
Asia[3]	1,938	2,954	(1,016)	(34.4)
Licensing[2,3]	19,485	18,346	1,139	6.2
Total segment earnings from operations[2,4]	43,024	36,543	6,481	17.7
Corporate overhead[2,4]	(20,824)	(23,443)	2,619	11.2
Estimated European Commission fine[5]	(42,428)	—	(42,428)
Net gains on lease terminations	—	(11,494)	11,494
Asset impairment charges[6]	(1,277)	(2,018)	741
Total loss from operations[2,4,5,6]	$(21,505)	$(412)	$(21,093)	5,119.7%

Operating margins:
Americas Retail[2,3]	2.0%	(1.3%)
Americas Wholesale[2,3]	19.7%	18.8%
Europe[3,4]	2.9%	4.1%
Asia[3]	2.2%	4.0%
Licensing[1,2,3]	87.4%	88.4%
Total Company[1,2,4,5,6]	(3.6)%	(0.1)%
__________________________________
Notes:

[1]
During the fourth quarter of fiscal 2018, the Company reclassified net royalties received on the Company’s inventory purchases of licensed product from net revenue to cost of product sales to reflect its treatment as a reduction of the cost of such licensed product. Accordingly, net revenue for the three months ended October 28, 2017 has been adjusted to conform to the current period presentation. This reclassification had no impact on previously reported loss from operations.

[2]
During the first quarter of fiscal 2019, the Company adopted a comprehensive new revenue recognition standard using a modified retrospective method that does not restate prior periods to be comparable to the current period presentation. The adoption of this guidance primarily impacted the presentation of advertising contributions received from the Company’s licensees and the related advertising expenditures incurred by the Company. The adoption of this guidance resulted in an increase in net royalty revenue within the Company’s Licensing segment of $2.7 million, as well as an increase in SG&A expenses in our Americas Retail, Americas Wholesale and Licensing segments as well as corporate overhead of $1.0 million, $0.6 million, $0.3 million and $0.6 million, respectively, during the three months ended November 3, 2018 compared to the same prior-year period. The net favorable impact on earnings from operations was approximately $0.2 million during the three months ended November 3, 2018 compared to the same prior-year period. Refer to Note 1 to the Condensed Consolidated Financial Statements for more information regarding the impact from the adoption of this new standard.

[3]
During the first quarter of fiscal 2019, the Company changed the segment accountability for funds received from licensees on the Company’s purchases of its licensed products. These amounts were treated as a reduction of cost of product sales within the Licensing segment but now are considered in the results of the segments that control the respective purchases for purposes of segment performance evaluation. Accordingly, segment results for the three months ended October 28, 2017 have been adjusted to conform to the current period presentation.

[4]
During the first quarter of fiscal 2019, the Company adopted new authoritative guidance which requires that the non-service components of net periodic defined benefit pension cost be presented outside of earnings (loss) from operations. Accordingly, loss from operations and segment results for the three months ended October 28, 2017 have been adjusted to conform to the current period presentation.

[5]
During the quarter ended November 3, 2018, the Company recognized charges of €37.0 million ($42.4 million) related to an estimated fine expected to be imposed on the Company by the European Commission related to its inquiry concerning possible violations of certain European Union competition rules by the Company.

[6]
During each of the periods presented, the Company recognized asset impairment charges for certain retail locations resulting from under-performance and expected store closures. Refer to Note 14 for more information regarding these asset impairment charges.

Americas Retail
Net revenue from our Americas Retail segment decreased by $0.1 million, or 0.1%, to $186.9 million for the quarter ended November 3, 2018, from $187.0 million in the same prior-year period. In constant currency, net revenue increased by 1.1%, driven primarily by positive comparable sales, partially offset by store closures. The store base for the U.S. and Canada decreased by an average of 35 net stores during the quarter ended November 3, 2018 compared to the same prior-year period, resulting in an 8.4% net decrease in average square footage. Comparable sales (including e-commerce) increased 3% in U.S. dollars and 4% in constant currency. The inclusion of our e-commerce sales had a minimal impact on the comparable sales percentage in U.S. dollars and constant currency. Currency translation fluctuations relating to our non-U.S. retail stores and e-commerce sites had a negative impact of $2.2 million on net revenue during the quarter ended November 3, 2018.
Operating margin improved 330 basis points to 2.0% for the quarter ended November 3, 2018, compared to negative 1.3% in the same prior-year period, due to higher gross margins, partially offset by a higher SG&A rate. The higher gross margins were driven primarily by lower markdowns and, to a lesser extent, cost reductions due primarily to negotiated rent reductions. The higher SG&A rate was driven primarily by higher store selling expenses.
Earnings from operations from our Americas Retail segment were $3.8 million for the quarter ended November 3, 2018, compared to operating loss of $2.4 million in the same prior-year period. The improvement reflects the favorable impact on earnings from the higher product margins, positive comparable store sales and, to a lesser extent, lower occupancy costs driven primarily by negotiated rent reductions.
Americas Wholesale
Net revenue from our Americas Wholesale segment increased by $7.1 million, or 15.5%, to $52.7 million for the quarter ended November 3, 2018, compared to $45.6 million in the same prior-year period. In constant currency, net revenue increased by 18.2%, driven primarily by higher shipments in our U.S. wholesale business. Currency translation fluctuations relating to our non-U.S. wholesale businesses unfavorably impacted net revenue by $1.2 million.
Operating margin improved 90 basis points to 19.7% for the quarter ended November 3, 2018, from 18.8% in the same prior-year period, due primarily to higher gross margins.

Earnings from operations from our Americas Wholesale segment increased by $1.8 million, or 21.4%, to $10.4 million for the quarter ended November 3, 2018, compared to $8.6 million in the same prior-year period.
Europe
Net revenue from our Europe segment increased by $32.8 million, or 14.8%, to $254.0 million for the quarter ended November 3, 2018, compared to $221.2 million in the same prior-year period. In constant currency, net revenue increased by 19.8%, driven primarily by retail expansion, higher shipments in our European wholesale business and positive comparable sales. As of November 3, 2018, we directly operated 460 stores in Europe compared to 385 stores at October 28, 2017, excluding concessions, which represents a 19.5% increase over the same prior-year period. Comparable sales (including e-commerce) increased 8% in U.S. dollars and 12% in constant currency compared to the same prior-year period. The inclusion of our e-commerce sales increased the comparable sales percentage by 5% in U.S. dollars and constant currency. Currency translation fluctuations relating to our European operations unfavorably impacted net revenue by $11.1 million.
Operating margin decreased 120 basis points to 2.9% for the quarter ended November 3, 2018, from 4.1% in the same prior-year period, driven primarily by lower gross margins and a higher SG&A rate. The lower gross margins were due primarily to higher distribution costs related to the relocation of the Company’s European distribution center. The higher SG&A rate was driven primarily by higher distribution costs related to the relocation of the Company’s European distribution center, partially offset by overall leveraging of expenses resulting from higher revenues.
Earnings from operations from our Europe segment decreased by $1.7 million, or 18.5%, to $7.4 million for the quarter ended November 3, 2018, compared to $9.1 million in the same prior-year period, driven primarily by higher distribution costs related to the relocation of the Company’s European distribution center, partially offset by the favorable impact on earnings from higher revenue. Currency translation fluctuations relating to our European operations unfavorably impacted earnings from operations by $1.0 million.
Asia
Net revenue from our Asia segment increased by $15.1 million, or 20.4%, to $89.5 million for the quarter ended November 3, 2018, compared to $74.3 million in the same prior-year period. In constant currency, net revenue increased by 21.8%, driven primarily by retail expansion and, to a lesser extent, positive comparable sales. As of November 3, 2018, we and our partners operated 515 stores and 365 concessions in Asia, compared to 482 stores and 371 concessions at October 28, 2017. As of November 3, 2018, we directly operated 198 stores and 174 concessions in Asia, compared to 132 directly operated stores and 183 concessions at October 28, 2017. Comparable sales (including e-commerce) increased 8% in U.S. dollars and 9% in constant currency. The inclusion of our e-commerce sales increased the comparable sales percentage by 3% in U.S. dollars and constant currency. Currency translation fluctuations relating to our Asian operations unfavorably impacted net revenue by $1.1 million.
Operating margin decreased 180 basis points to 2.2% for the quarter ended November 3, 2018, from 4% in the same prior-year period, due to a higher SG&A rate, and to a lesser extent, lower gross margins. The higher SG&A rate was driven by higher expenses due primarily to retail expansion. The lower gross margins were driven primarily by the unfavorable impact of country mix on product margins.
Earnings from operations from our Asia segment decreased by $1.0 million, or 34.4%, to $1.9 million for the quarter ended November 3, 2018, from $3.0 million in the same prior-year period, driven primarily by the unfavorable impact on earnings from higher SG&A expenses and lower product margins, partially offset by the favorable impact on earnings from revenue.

Licensing
Net royalty revenue from our Licensing segment increased by $1.5 million, or 7.4%, to $22.3 million for the quarter ended November 3, 2018, compared to $20.7 million in the same prior-year period. This increase was driven by the impact from the adoption of new accounting guidance for revenue recognition which increased net royalty revenue by $2.7 million, or 13.0%, during the quarter ended November 3, 2018 compared to the same prior-year period.
Earnings from operations from our Licensing segment increased by $1.1 million, or 6.2%, to $19.5 million for the quarter ended November 3, 2018, compared to $18.3 million in the same prior-year period. The increase was driven by the favorable impact to earnings from higher revenue.
Corporate Overhead
Unallocated corporate overhead decreased by $2.6 million to $20.8 million for the quarter ended November 3, 2018, compared to $23.4 million in the same prior-year period, driven primarily by lower general legal related expenses and performance-based compensation, partially offset by an increase in advertising expenses.
Nine Months Ended November 3, 2018 and October 28, 2017
Consolidated Results
Net Revenue. Net revenue increased by $201.0 million, or 12.8%, to $1.8 billion for the nine months ended November 3, 2018, compared to $1.6 billion for the nine months ended October 28, 2017. In constant currency, net revenue increased by 11.2% as currency translation fluctuations relating to our foreign operations favorably impacted net revenue by $24.8 million compared to the same prior-year period. The increase was driven primarily by retail expansion in our international markets, higher wholesale shipments in the U.S and Europe and positive comparable sales.
Gross Margin. Gross margin increased 170 basis points to 35.7% for the nine months ended November 3, 2018, compared to 34.0% in the same prior-year period, of which 140 basis points was due to higher overall product margins and 30 basis points was due to a lower occupancy rate. The higher overall product margins were driven primarily by lower markdowns in Americas Retail and higher initial markups. The lower occupancy rate was driven primarily by overall global leveraging of expenses and cost reductions due primarily to negotiated rent reductions in Americas Retail, partially offset by higher distribution costs related to the relocation of the Company’s European distribution center.
Gross Profit. Gross profit increased by $99.7 million, or 18.7%, to $633.5 million for the nine months ended November 3, 2018, compared to $533.8 million in the same prior-year period. The increase in gross profit, which included the favorable impact of currency translation, was due primarily to the favorable impact on gross profit from higher revenue and, to a lesser extent, the improved gross margin. Currency translation fluctuations relating to our foreign operations favorably impacted gross profit by $6.4 million.
SG&A Rate. The Company’s SG&A rate increased 80 basis points to 33.8% for the nine months ended November 3, 2018, compared to 33.0% in the same prior-year period. The Company’s SG&A rate included the negative impact of 30 basis points from certain professional service and legal fees and related costs, which the Company otherwise would not have incurred as part of its business operations. Excluding these amounts, the Company’s SG&A rate would have increased 50 basis points driven primarily by higher distribution costs related to the relocation of the Company’s European distribution center.
SG&A Expenses. SG&A expenses increased by $82.9 million, or 16.0%, to $600.7 million for the nine months ended November 3, 2018, compared to $517.9 million in the same prior-year period. The increase, which included the favorable impact of currency translation, was driven primarily by higher distribution costs related to the relocation of the Company’s European distribution center and, to a lesser extent, higher selling and merchandising expenses. Currency translation fluctuations relating to our foreign operations favorably impacted SG&A expenses by $11.9 million.

European Commission Fine. During the nine months ended November 3, 2018, the Company recognized charges of €37.0 million ($42.4 million) related to an estimated fine expected to be imposed on the Company by the European Commission related to its inquiry concerning possible violations of certain European Union competition rules by the Company. Refer to “Part I, Item 1. Financial Statements — Note 12 — Commitments and Contingencies” for more information regarding this matter.
Net Gains (Losses) on Lease Terminations. During the nine months ended November 3, 2018, the Company recognized net gains on lease terminations of $0.2 million related primarily to the early termination of certain lease agreements in North America. There were net losses on lease terminations of $11.5 million during the nine months ended October 28, 2017.
Asset Impairment Charges. During the nine months ended November 3, 2018, the Company recognized asset impairment charges of $5.0 million, compared to $6.0 million in the same prior-year period.
Operating Margin. Operating margin decreased 70 basis points to negative 0.8% for the nine months ended November 3, 2018, compared to negative 0.1% in the same prior-year period. The charges related to the estimated European Commission fine negatively impacted operating margin by 240 points and certain professional service and legal fees and related costs negatively impacted operating margin by 30 basis points. This was partially offset by the favorable impact on operating margin from lower asset impairment charges of 10 basis points during the nine months ended November 3, 2018 compared to the same prior-year period. Lower losses on lease terminations of $11.6 million had a positive impact of 70 basis points on operating margin for the nine months ended November 3, 2018. Excluding the impact of these items, operating margin would have improved by 120 basis points compared to the same prior-year period. The negative impact of currency on operating margin for the nine months ended November 3, 2018 was approximately 10 basis points.
Operating loss.   Operating loss was $14.5 million for the nine months ended November 3, 2018, compared to an operating loss of $1.6 million in the same prior-year period. Currency translation fluctuations relating to our foreign operations unfavorably impacted earnings from operations by $5.6 million.
Interest Income, Net. Interest income, net, was $0.5 million for the nine months ended November 3, 2018, compared to $1.4 million for the nine months ended October 28, 2017 and includes the impact of hedge ineffectiveness of foreign exchange currency contracts designated as cash flow hedges.
Other Income (Expense), Net. Other expense, net, was $7.1 million for the nine months ended November 3, 2018, compared to other income, net, of $1.9 million in the same prior-year period. Other expense, net, in the nine months ended November 3, 2018 consisted primarily of net unrealized and realized mark-to-market revaluation losses on foreign currency balances and unrealized losses on non-operating assets, partially offset by net unrealized and realized mark-to-market revaluation gains on foreign exchange currency contracts. Other income, net, in the nine months ended October 28, 2017 consisted primarily of unrealized gains on non-operating assets and net unrealized mark-to-market revaluation gains on foreign currency balances, partially offset by net realized and unrealized mark-to-market revaluation losses on foreign exchange currency contracts.
Income Tax Expense (Benefit).  The income tax benefit for the nine months ended November 3, 2018 was $13.0 million, or a 61.7% effective tax rate, compared to income tax expense of $8.7 million, or a 508.6% effective tax rate, in the same prior-year period. Generally, income taxes for the interim periods are computed using the tax rate estimated to be applicable for the full fiscal year, adjusted for discrete items, which is subject to ongoing review and evaluation by management. During the three months ended November 3, 2018, the Company revised provisional amounts initially recorded in the three months ended February 3, 2018 related to the Tax Reform and recognized a tax benefit of $19.6 million. This resulted in an increase in the effective tax rate for the nine months ended November 3, 2018 of approximately 93.0%. The remaining change in the adjusted effective tax rate was due primarily to higher losses incurred in certain foreign jurisdictions where the Company has valuation allowances in the same prior-year period, the impact of the mix of earnings in different taxable jurisdictions (including the lower U.S. tax rate due to the Tax Reform), the impact of discrete non-deductible expenses during the quarter ended November 3, 2018, and the reversal of a valuation allowance.
Net Earnings Attributable to Noncontrolling Interests. Net earnings attributable to noncontrolling interests were $1.1 million, net of taxes, for the nine months ended November 3, 2018, compared to $1.9 million, net of taxes, for the nine months ended October 28, 2017.
Net Loss Attributable to Guess?, Inc. Net loss attributable to Guess?, Inc. was $9.1 million for the nine months ended November 3, 2018, compared to $8.9 million in the same prior-year period. Diluted loss per share was $0.12 for the nine months ended November 3, 2018, compared to $0.12 for the nine months ended October 28, 2017. During the nine months ended November 3, 2018, the Company recognized net gains on lease terminations of $0.2 million, asset impairment charges of $5.0 million, certain professional services and legal fees and related costs of $5.9 million, income tax benefits of $19.6 million related to changes in provisional amounts recorded due to the Tax Reform, and charges of $42.4 million (€37.0 million) related to the estimated European Commission fine (or a combined $31.3 million after considering the related tax benefit of $2.3 million), or a negative impact of $0.39 per share. Excluding the impact of these items, adjusted net earnings attributable to Guess?, Inc. were $22.2 million and adjusted diluted earnings were $0.27 per common share during the nine months ended November 3, 2018. We estimate there was no significant impact of currency on diluted earnings per share for the nine months ended November 3, 2018. During the nine months ended October 28, 2017, the Company recognized asset impairment charges of $6.0 million and net losses on lease terminations of $11.5 million (or $16.0 million after considering the related tax benefit of these adjustments of $1.5 million), or an unfavorable $0.20 per share impact. Excluding the impact of these items and the related tax effects, adjusted net earnings attributable to Guess?, Inc. were $7.1 million and adjusted diluted earnings per share were $0.08 per common share during the nine months ended October 28, 2017. References to financial results excluding the impact of these items are non-GAAP measures and are addressed below under “Non-GAAP Measures.”

Information by Business Segment
The following table presents our net revenue and earnings (loss) from operations by segment for the nine months ended November 3, 2018 and October 28, 2017 (dollars in thousands):

	Nine Months Ended
	Nov 3, 2018	Oct 28, 2017	Change	% Change
Net revenue:
Americas Retail	$555,390	$561,903	$(6,513)	(1.2%)
Americas Wholesale	127,630	114,151	13,479	11.8
Europe	771,470	641,833	129,637	20.2
Asia	256,298	200,436	55,862	27.9
Licensing[1,2]	61,779	53,267	8,512	16.0
Total net revenue[1,2]	$1,772,567	$1,571,590	$200,977	12.8%
Earnings (loss) from operations:
Americas Retail[2,3]	$3,701	$(27,550)	$31,251	113.4%
Americas Wholesale[2,3]	21,743	20,783	960	4.6
Europe[3,4]	17,608	38,147	(20,539)	(53.8)
Asia[3]	7,637	5,734	1,903	33.2
Licensing[2,3]	54,408	46,196	8,212	17.8
Total segment earnings from operations[2,4]	105,097	83,310	21,787	26.2
Corporate overhead[2,4]	(72,316)	(67,403)	(4,913)	(7.3)
Estimated European Commission fine[5]	(42,428)	—	(42,428)
Net gains on lease terminations	152	(11,494)	11,646
Asset impairment charges[6]	(5,017)	(6,013)	996
Total loss from operations[2,4,5,6]	$(14,512)	$(1,600)	$(12,912)	(807.0%)
Operating margins:
Americas Retail[2,3]	0.7%	(4.9%)
Americas Wholesale[2,3]	17.0%	18.2%
Europe[3,4]	2.3%	5.9%
Asia[3]	3.0%	2.9%
Licensing[1,2,3,4]	88.1%	86.7%
Total Company[1,2,4,5,6]	(0.8%)	(0.1%)
__________________________________
Notes:

[1]
During the fourth quarter of fiscal 2018, the Company reclassified net royalties received on the Company’s inventory purchases of licensed product from net revenue to cost of product sales to reflect its treatment as a reduction of the cost of such licensed product. Accordingly, net revenue for the nine months ended October 28, 2017 has been adjusted to conform to the current period presentation. This reclassification had no impact on previously reported loss from operations.

[2]
During the first quarter of fiscal 2019, the Company adopted a comprehensive new revenue recognition standard using a modified retrospective method that does not restate prior periods to be comparable to the current period presentation. The adoption of this guidance primarily impacted the presentation of advertising contributions received from the Company’s licensees and the related advertising expenditures incurred by the Company. The adoption of this guidance resulted in an increase in net royalty revenue within the Company’s Licensing segment of $7.1 million, as well as an increase in SG&A expenses in our Americas Retail, Americas Wholesale and Licensing segments as well as corporate overhead of $3.3 million, $1.5 million, $0.7 million and $1.7 million, respectively, during the nine months ended November 3, 2018 compared to the same prior-year period. The net unfavorable impact on earnings from operations was approximately $0.1 million during the nine months ended November 3, 2018 compared to the same prior-year period. Refer to Note 1 to the Condensed Consolidated Financial Statements for more information regarding the impact from the adoption of this new standard.

[3]
During the first quarter of fiscal 2019, the Company changed the segment accountability for funds received from licensees on the Company’s purchases of its licensed products. These amounts were treated as a reduction of cost of product sales within the Licensing segment but now are considered in the results of the segments that control the respective purchases for purposes of segment performance evaluation. Accordingly, segment results for the nine months ended October 28, 2017 have been adjusted to conform to the current period presentation.

[4]
During the first quarter of fiscal 2019, the Company adopted new authoritative guidance which requires that the non-service components of net periodic defined benefit pension cost be presented outside of earnings (loss) from operations. Accordingly, loss from operations and segment results for the nine months ended October 28, 2017 have been adjusted to conform to the current period presentation.

[5]
During the quarter ended November 3, 2018, the Company recognized charges of €37.0 million ($42.4 million) related to an estimated fine expected to be imposed on the Company by the European Commission related to its inquiry concerning possible violations of certain European Union competition rules by the Company.

[6]
During each of the periods presented, the Company recognized asset impairment charges for certain retail locations resulting from under-performance and expected store closures. Refer to Note 14 for more information regarding these asset impairment charges.

Americas Retail
Net revenue from our Americas Retail segment decreased by $6.5 million, or 1.2%, to $555.4 million for the nine months ended November 3, 2018, from $561.9 million in the same prior-year period. In constant currency, net revenue decreased by 1.0%, driven primarily by store closures, partially offset by positive comparable sales. The store base for the U.S. and Canada decreased by an average of 46 net stores during the nine months ended November 3, 2018 compared to the same prior-year period, resulting in a 10.7% net decrease in average square footage. Comparable sales (including e-commerce) increased 3% in U.S. dollars and constant currency. The inclusion of our e-commerce sales had a 0.2% positive impact on the comparable sales percentage in U.S. dollars and constant currency. Currency translation fluctuations relating to our non-U.S. retail stores and e-commerce sites unfavorably impacted net revenue by $0.8 million.
Operating margin improved 560 basis points to 0.7% for the nine months ended November 3, 2018, compared to negative 4.9% in the same prior-year period. This improvement was driven primarily by higher product margins due to lower markdowns and lower occupancy costs due primarily to negotiated rent reductions.
Earnings from operations from our Americas Retail segment improved by $31.3 million, or 113.4%, to $3.7 million for the nine months ended November 3, 2018, compared to loss from operations of $27.6 million in the same prior-year period. The improvement reflects the favorable impact on earnings from improved gross margin.
Americas Wholesale
Net revenue from our Americas Wholesale segment increased by $13.5 million, or 11.8%, to $127.6 million for the nine months ended November 3, 2018, compared to $114.2 million in the same prior-year period. In constant currency, net revenue increased by 12.8%, driven primarily by higher shipments in our U.S. wholesale business, and to a lesser extent, our Mexican and Canadian wholesale businesses. Currency translation fluctuations relating to our non-U.S. wholesale businesses unfavorably impacted net revenue by $1.1 million.
Operating margin decreased 120 basis points to 17.0% for the nine months ended November 3, 2018, from 18.2% in the same prior-year period, due primarily to lower gross margins driven primarily by the liquidation of aged inventory in the first half of the year.
Earnings from operations from our Americas Wholesale segment increased by $1.0 million, or 4.6%, to $21.7 million for the nine months ended November 3, 2018, from $20.8 million in the same prior-year period, driven primarily by the favorable impact on earnings from increased sales, partially offset by the unfavorable impact on earnings from lower gross margins.
Europe
Net revenue from our Europe segment increased by $129.6 million, or 20.2%, to $771.5 million for the nine months ended November 3, 2018, compared to $641.8 million in the same prior-year period. In constant currency, net revenue increased by 16.9%, driven primarily by the favorable impact from retail expansion, higher shipments in our European wholesale business and to a lesser extent, positive comparable sales. Comparable sales (including e-commerce) increased 9% in U.S. dollars and 5% in constant currency compared to the same prior-year period. The inclusion of our e-commerce sales increased the comparable sales percentage by 5% in U.S. dollars and constant currency. Currency translation fluctuations relating to our European operations favorably impacted net revenue by $21.2 million.
Operating margin decreased 360 basis points to 2.3% for the nine months ended November 3, 2018, from 5.9% in the same prior-year period, driven primarily by lower gross margins and, to a lesser extent, a higher SG&A rate. The lower gross margins were due primarily to higher distribution costs related to the relocation of the Company’s European distribution center. The higher SG&A rate was driven by higher distribution costs related to the relocation of the Company’s European distribution center, partially offset by overall leveraging of expenses resulting from higher revenues.
Earnings from operations from our Europe segment decreased by $20.5 million, or 53.8%, to $17.6 million for the nine months ended November 3, 2018, compared to $38.1 million in the same prior-year period. The decrease was driven primarily by the higher distribution costs related to the relocation of the Company’s European distribution center, partially offset by the favorable impact on earnings from revenue increases. Currency translation fluctuations relating to our European operations unfavorably impacted earnings from operations by $5.6 million.
Asia
Net revenue from our Asia segment increased by $55.9 million, or 27.9%, to $256.3 million for the nine months ended November 3, 2018, compared to $200.4 million in the same prior-year period. In constant currency, net revenue increased by 25.1%, driven primarily by retail expansion and, to a lesser extent, positive comparable sales. Comparable sales (including e-commerce) increased 16% in U.S. dollars and 13% in constant currency compared to the same prior-year period. The inclusion of our e-commerce sales increased the comparable sales percentage by 4.4% in U.S. dollars and constant currency. Currency translation fluctuations relating to our Asian operations favorably impacted net revenue by $5.5 million.
Operating margin improved 10 basis points to 3.0% for the nine months ended November 3, 2018, compared to 2.9% in the same prior-year period, due to higher gross margins, offset by a higher SG&A rate. The higher gross margins were due primarily to overall leveraging of occupancy costs. The higher SG&A rate was driven by higher expenses due primarily to retail expansion and country mix.
Earnings from operations from our Asia segment increased by $1.9 million, or 33.2%, to $7.6 million for the nine months ended November 3, 2018, compared to $5.7 million in the same prior-year period, driven primarily by the favorable impact on earnings from higher revenue, partially offset by higher SG&A expenses.
Licensing
Net royalty revenue from our Licensing segment increased by $8.5 million, or 16.0%, to $61.8 million for the nine months ended November 3, 2018, compared to $53.3 million in the same prior-year period. This increase was driven primarily by the impact from the adoption of new accounting guidance for revenue recognition which increased net royalty revenue by $7.1 million, or 13.3%, during the nine months ended November 3, 2018 compared to the same prior-year period.
Earnings from operations from our Licensing segment increased by $8.2 million, or 17.8%, to $54.4 million for the nine months ended November 3, 2018, compared to $46.2 million in the same prior-year period. The increase was driven by the favorable impact to earnings from higher revenue.
Corporate Overhead
Unallocated corporate overhead increased by $4.9 million to $72.3 million for the nine months ended November 3, 2018, compared to $67.4 million in the same prior-year period, driven primarily by $5.9 million in certain professional service and legal fees and related costs, which the Company otherwise would not have incurred as part of its business operations, and increased advertising expenses, partially offset by lower general legal expenses and performance-based compensation.

Non-GAAP Measures
The Company’s reported financial results are presented in accordance with GAAP. The reported net loss attributable to Guess?, Inc. and diluted loss per share for the three and nine months ended November 3, 2018 reflect the impact of net gains (losses) on lease terminations, asset impairment charges, certain professional service and legal fees and related costs, estimated charges related to the expected European Commission fine, the tax effects of these adjustments, and revisions to provisional amounts previously recorded related to the Tax Reform, where applicable. The reported net loss attributable to Guess?, Inc. and diluted loss per share for the three and nine months ended October 28, 2017 reflect the impact of net losses on lease terminations, asset impairment charges and the tax effects of these adjustments. These items affect the comparability of the Company’s reported results. The financial results are also presented on a non-GAAP basis, as defined in Section 10(e) of Regulation S-K of the SEC, to exclude the effect of these items. The Company believes that these items are not indicative of the underlying performance of its business and that the “non-GAAP” or “adjusted” information provided is useful for investors to evaluate the comparability of the Company’s operating results and its future outlook when reviewed in conjunction with the Company’s GAAP financial statements. The non-GAAP measures are provided in addition to, and not as alternatives for, the Company’s reported GAAP results.
The adjusted measures for the three months ended November 3, 2018 exclude the impact of asset impairment charges of $1.3 million, certain professional services and legal fees and related costs of $0.1 million, estimated charges of $42.4 million related to the expected European Commission fine, and the tax benefit related to changes in provisional amounts recorded related to the Tax Reform of $19.6 million. The asset impairment charges related primarily to the impairment of certain retail locations in Europe and North America resulting from under-performance and expected store closures. These items resulted in a combined $24.0 million impact (after considering the related tax benefit of $0.2 million), or an unfavorable $0.30 per share impact during the three months ended November 3, 2018. Net loss attributable to Guess?, Inc. was $13.4 million and diluted loss was $0.17 per common share for the three months ended November 3, 2018. Excluding the impact of these items, adjusted net earnings attributable to Guess?, Inc. were $10.6 million and adjusted diluted earnings were $0.13 per common share for the three months ended November 3, 2018.
The adjusted measures for the nine months ended November 3, 2018 exclude the impact of net gains on lease terminations of $0.2 million, asset impairment charges of $5.0 million, certain professional services and legal fees and related costs of $5.9 million, estimated charges of $42.4 million related to the expected European Commission fine, and the net tax benefit related to the above non-GAAP adjustments, if any, and changes in provisional amounts recorded related to the Tax Reform of $19.6 million. The net gains on lease terminations related primarily to the early termination of certain lease agreements in North America. The asset impairment charges related primarily to the impairment of certain retail locations in Europe and North America resulting from under-performance and expected store closures. These items resulted in a combined $31.3 million impact (after considering the related tax benefit of $2.3 million), or an unfavorable $0.39 per share impact during the nine months ended November 3, 2018. Net loss attributable to Guess?, Inc. was $9.1 million and diluted loss was $0.12 per common share for the nine months ended November 3, 2018. Excluding the impact of these items, adjusted net earnings attributable to Guess?, Inc. were $22.2 million and adjusted diluted earnings were $0.27 per common share for the nine months ended November 3, 2018.
The adjusted measures for the three months ended October 28, 2017 excluded the impact of net losses on lease terminations of $11.5 million and asset impairment charges of $2.0 million. The net losses on lease terminations related primarily to the modification of certain lease agreements held with a common landlord in North America. The asset impairment charges related primarily to the impairment of certain retail locations in North America resulting from under-performance and expected store closures. These items resulted in a $13.3 million impact (after considering the related tax benefit of $0.3 million), or an unfavorable $0.16 per share impact during the three months ended October 28, 2017. Net loss attributable to Guess?. Inc. was $2.9 million and diluted loss was $0.04 per common share for the three months ended October 28, 2017. Excluding the impact of these items, adjusted net earnings attributable to Guess?, Inc. were $10.4 million and adjusted diluted earnings were $0.12 per common share for the three months ended October 28, 2017.

The adjusted measures for the nine months ended October 28, 2017 exclude the impact of net losses on lease terminations of $11.5 million and asset impairment charges of $6.0 million. During the nine months ended October 28, 2017, these items resulted in a combined $16.0 million impact (after considering the related tax benefit of $1.5 million), or an unfavorable $0.20 per share impact during the nine months ended October 28, 2017. Net loss attributable to Guess?, Inc. was $8.9 million and diluted loss was $0.12 per share for the nine months ended October 28, 2017. Excluding the impact of these items, adjusted net earnings attributable to Guess?, Inc. was $7.1 million and adjusted diluted earnings were $0.08 per common share for the nine months ended October 28, 2017.
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
Liquidity and Capital Resources
We need liquidity globally primarily to fund our working capital, occupancy costs, expansion plans, remodeling and rationalization of our retail stores, shop-in-shop programs, concessions, systems, infrastructure, other existing operations, international growth and potential acquisitions and investments. In addition, in the U.S. we need liquidity to fund share repurchases and payment of dividends to our stockholders. Generally, our working capital needs are highest during the late summer and fall as our inventories increase before the holiday selling period. During the nine months ended November 3, 2018, we relied primarily on trade credit, available cash, real estate and other operating leases, capital leases, proceeds from short-term lines of credit and internally generated funds to finance our operations, payment of dividends, share repurchases and expansion. We anticipate that we will be able to satisfy our ongoing cash requirements during the next twelve months for working capital, capital expenditures, payments on our debt, capital leases and operating leases as well as lease termination payments, potential acquisitions and investments, share repurchases and dividend payments to stockholders, primarily with cash flow from operations and existing cash balances as supplemented by borrowings under our existing Credit Facility in the U.S. and Canada as well as bank facilities in Europe as needed. Such facilities are described further below under “—Borrowings and Capital Lease Obligations.” Due to the seasonality of our business and cash needs, including to help fund our continuing retail expansion plans, we expect to increase borrowings under our established credit facilities from time to time, during the next twelve months.
In December 2017, the U.S. government enacted the Tax Reform, which significantly changed the U.S. corporate income tax laws, including moving from a global taxation regime to a territorial regime and lowering the future U.S. federal tax rate from 35% to 21%. The Company is also required to pay a transition tax on all historical earnings of foreign subsidiaries that have not been repatriated to the U.S. Any income tax payable related to the transition tax is due over an eight-year period beginning in calendar 2018. The Company included $1.9 million and $17.7 million amounts recorded in the condensed consolidated balance sheet related to the transition tax in accrued expenses or other long-term liabilities as of February 3, 2018, respectively. During the third quarter of fiscal 2019, the Company completed the preparation of its U.S. federal tax return for fiscal 2018 and concluded, based on the additional information that has become available, that no transition tax is due with respect to the Tax Reform. As a result, during the three months ended November 3, 2018, the Company reversed provisional amounts initially recorded during the three months ended February 3, 2018 and recorded a benefit of $19.6 million. Therefore, the Company had no amounts recorded in the condensed consolidated balance sheet related to the transition tax in accrued expenses or other long-term liabilities as of November 3, 2018.
The Company has provided for tax liabilities on amounts that are estimated to be repatriated from foreign operations as a result of the Tax Reform. We have not provided for other income taxes on undistributed foreign earnings expected to be reinvested outside the U.S. If in the future we decide to repatriate such earnings, we would incur other incremental taxes. Our current plans do not indicate a need to repatriate them to fund our U.S. cash requirements. As of November 3, 2018, the Company had cash and cash equivalents of $138.9 million, of which approximately $25.4 million was held in the U.S.
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
The Company has presented below the cash flow performance comparison of the nine months ended November 3, 2018, compared to the nine months ended October 28, 2017.
Operating Activities
Net cash used in operating activities was $46.9 million for the nine months ended November 3, 2018, compared to $34.2 million for the nine months ended October 28, 2017, or a decrease of $12.7 million. This decrease was driven primarily by changes in working capital due mainly to higher inventory and payables resulting from retail expansion, partially offset by higher cash flows generated from net earnings for the nine months ended November 3, 2018 compared to the same prior-year period.
Investing Activities
Net cash used in investing activities was $83.2 million for the nine months ended November 3, 2018, compared to $68.6 million for the nine months ended October 28, 2017. Net cash used in investing activities for the nine months ended November 3, 2018 related primarily to capital expenditures incurred on retail expansion, investments in technology infrastructure and existing store remodeling programs. In addition, the cost of any business acquisitions, purchases of investments and other assets and the settlement of forward exchange currency contracts are also included in cash flows used in investing activities.
The increase in cash used in investing activities was driven primarily by higher spending on retail expansion during the nine months ended November 3, 2018 compared to the same prior-year period. During the nine months ended November 3, 2018, the Company opened 133 directly operated stores compared to 92 directly operated stores that were opened in the same prior-year period.
Financing Activities
Net cash used in financing activities was $78.3 million for the nine months ended November 3, 2018, compared to $82.3 million for the nine months ended October 28, 2017. Net cash used in financing activities for the nine months ended November 3, 2018 related primarily to the payment of dividends and repurchases of shares of the Company’s common stock. In addition, payments related to capital lease obligations and borrowings and proceeds from issuance of common stock under our equity plan, capital contributions from noncontrolling interests and borrowings are also included in cash flows used in financing activities.

The decrease in cash used in financing activities was driven primarily by higher proceeds from issuance of common stock under our equity plan, decrease in payments for repurchases of shares of the Company’s common stock and dividends paid to stockholders, partially offset by an increase in distributions to noncontrolling interests during the nine months ended November 3, 2018 compared to the same prior-year period.
Effect of Exchange Rates on Cash, Cash Equivalents and Restricted Cash
During the nine months ended November 3, 2018, changes in foreign currency translation rates decreased our reported cash, cash equivalents and restricted cash balance by $19.8 million. This compares to an increase of $20.8 million in cash, cash equivalents and restricted cash driven by changes in foreign currency translation rates during the nine months ended October 28, 2017.
Working Capital
As of November 3, 2018, the Company had net working capital (including cash and cash equivalents) of $522.1 million, compared to $640.9 million at February 3, 2018 and $616.6 million at October 28, 2017. The Company’s primary working capital needs are for accounts receivable and inventory.
Accounts receivable increased by $49.4 million, or 20.9%, to $286.1 million as of November 3, 2018, compared to $236.7 million at October 28, 2017. On a constant currency basis, accounts receivable increased by $55.9 million, or 23.6%, when compared to October 28, 2017. During the first quarter of fiscal 2019, the Company adopted a new revenue recognition standard on a modified retrospective basis which changed the presentation of allowances for wholesale sales returns and wholesale markdowns to be classified within accrued expenses rather than as a reduction to accounts receivable. Accordingly, the Company has included allowances of $26.1 million and $11.2 million related to wholesale sales returns and wholesale markdowns, respectively, in accrued expenses as of November 3, 2018. The increase was driven primarily by the reclassification of reserves to accrued expenses, and higher European wholesale shipments, partially offset by the favorable timing of collections during the nine months ended November 3, 2018 compared to the same prior-year period.
The accounts receivable balance consists of trade receivables relating primarily to the Company’s wholesale business in Europe and, to a lesser extent, to its wholesale businesses in the Americas and Asia, royalty receivables relating to its licensing operations, credit card and retail concession receivables related to its retail businesses and certain other receivables. As of November 3, 2018, approximately 49% of our total net trade receivables and 62% of our European net trade receivables were subject to credit insurance coverage, certain bank guarantees or letters of credit for collection purposes. Our credit insurance coverage contains certain terms and conditions specifying deductibles and annual claim limits.
Inventory increased by $71.3 million, or 15.0%, to $548.5 million as of November 3, 2018, compared to $477.2 million at October 28, 2017. On a constant currency basis, inventory increased by $83.9 million, or 17.6%, when compared to October 28, 2017. The adoption of the new revenue recognition standard also impacted the presentation of the estimated cost associated with the allowance for sales returns to be included within other current assets rather than included in inventories. Accordingly, the Company has included $10.4 million related to the estimated cost associated with the allowance for sales returns in other current assets as of November 3, 2018. The increase in inventory was driven primarily by retail expansion in our international markets, partially offset by the reclassification of costs associated with sales returns to other current assets.

Special Payments
During the quarter ended November 3, 2018, the Company recognized charges of €37.0 million ($42.4 million) related to an estimated fine expected to be imposed on the Company by the European Commission related to its inquiry concerning possible violations of certain European Union competition rules by the Company. Refer to “Part I, Item 1. Financial Statements — Note 12 — Commitments and Contingencies — Legal and Other Proceedings” for more information regarding this matter. Although such fines are typically payable within 90 days of the assessment date, the Company intends to request an extended pay period, if and when a fine is assessed. However, there can be no assurances that the Company will be granted any extension. Therefore, as of November 3, 2018, such amounts are classified as current within accrued expenses on the condensed consolidated balance sheet. If the Company is not granted an extension, the Company fully expects to have sufficient availability under existing credit facilities and working capital for full payment during the first quarter of fiscal 2020 if such fine is levied in the fourth quarter of fiscal 2019.
As discussed in more detail above, during the quarter ended November 3, 2018, the Company revised provisional amounts initially recorded in the three months ended February 3, 2018 related to the Tax Reform and recognized a tax benefit of $19.6 million during the three months ended November 3, 2018. On November 28, 2018, the U.S. Internal Revenue Service (“IRS”) announced a proposed regulation to revise the section of the underlying IRS code which gave rise to the Company’s change in the provisional calculation. In the event legislation is passed in the future to revise the relevant IRS code section, the Company could have additional tax expense and tax liabilities of approximately $12.8 million. In accordance with current legislation, such charges would be payable over the next seven years.
Capital Expenditures
Gross capital expenditures totaled $74.9 million, before deducting lease incentives of $6.0 million, for the nine months ended November 3, 2018. This compares to gross capital expenditures of $65.3 million, before deducting lease incentives of $6.0 million for the nine months ended October 28, 2017.
The Company’s investments in capital for the full fiscal year 2019 are planned between $95 million and $100 million. The planned investments in capital are related primarily to retail and e-commerce expansion in Europe and Asia as well as continued investments in technology to support our long-term growth plans.
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
On November 28, 2018, the Company announced a regular quarterly cash dividend of $0.225 per share on the Company’s common stock. The cash dividend will be paid on January 2, 2019 to shareholders of record as of the close of business on December 12, 2018.
The payment of cash dividends in the future will be at the discretion of our Board of Directors and will be based upon a number of business, legal and other considerations, including our cash flow from operations, capital expenditures, debt service and covenant requirements, cash paid for income taxes, earnings, share repurchases, economic conditions and U.S. and global liquidity.
Share Repurchases
On June 26, 2012, the Company’s Board of Directors authorized a program to repurchase, from time-to-time and as market and business conditions warrant, up to $500 million of the Company’s common stock. Repurchases under the program may be made on the open market or in privately negotiated transactions, pursuant to Rule 10b5-1 trading plans or other available means. There is no minimum or maximum number of shares to be repurchased under the program, which may be discontinued at any time, without prior notice. During the nine months ended November 3, 2018, the Company repurchased 1,118,808 shares under the program at an aggregate cost of $17.6 million. The shares were repurchased during the three months ended May 5, 2018. During the nine months ended November 3, 2018, the Company also paid an additional $6.0 million for shares that were repurchased during the fourth quarter of fiscal 2018 but were settled during the first quarter of fiscal 2019. During the nine months ended October 28, 2017, the Company repurchased 1,919,967 shares under the program at an aggregate cost of $24.8 million. The Company repurchased 1,485,195 shares at an aggregate cost of $17.8 million during the three months ended April 29, 2017 and an additional 434,772 shares at an aggregate cost of $7.0 million during the three months ended October 28, 2017. As of November 3, 2018, the Company had remaining authority under the program to purchase $374.6 million of its common stock.
Borrowings and Capital Lease Obligations
See “Part I, Item 1. Financial Statements — Note 9 — Borrowings and Capital Lease Obligations” in this Form 10-Q for disclosures about our borrowings and capital lease obligations.
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
As a non-qualified pension plan, no dedicated funding of the SERP is required; however, the Company has made periodic payments into insurance policies held in a rabbi trust to fund the expected obligations arising under the non-qualified SERP. The amount of any future payments into the insurance policies, if any, may vary depending on investment performance of the trust. The cash surrender values of the insurance policies were $61.6 million and $64.5 million as of November 3, 2018 and February 3, 2018, respectively, and were included in other assets in the Company’s condensed consolidated balance sheets. As a result of changes in the value of the insurance policy investments, the Company recorded unrealized loss of $2.3 million and $1.6 million in other expense during the three and nine months ended November 3, 2018, respectively, and unrealized gains of $1.6 million and $5.5 million in other income during the three and nine months ended October 28, 2017, respectively. The projected benefit obligation was $54.9 million and $54.8 million as of November 3, 2018 and February 3, 2018, respectively, and was included in accrued expenses and other long-term liabilities in the Company’s condensed consolidated balance sheets depending on the expected timing of payments. SERP benefit payments of $0.4 million and $1.3 million were made during the three and nine months ended November 3, 2018, respectively. SERP benefit payments of $0.4 million and $1.3 million were made during the three and nine months ended October 28, 2017, respectively.
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
U.S. and Canada Backlog. Our U.S. and Canadian wholesale backlog as of December 3, 2018, consisting primarily of orders for fashion apparel, was $50.4 million in constant currency, compared to $36.9 million at December 4, 2017.

Europe Backlog. As of December 2, 2018, the European wholesale backlog was €247.0 million, compared to €224.8 million at December 3, 2017. The backlog as of December 2, 2018 is comprised of sales orders for the Fall/Winter 2018, Spring/Summer 2019 and Fall/Winter 2019 seasons.
Application of Critical Accounting Policies
Our critical accounting policies reflecting our estimates and judgments are described in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the year ended February 3, 2018 filed with the SEC on March 29, 2018. There have been no significant changes to our critical accounting policies during the nine months ended November 3, 2018.
Recently Issued Accounting Guidance
See “Part I, Item 1. Financial Statements — Note 1 — Basis of Presentation and New Accounting Guidance” in this Form 10-Q for disclosures about recently issued accounting guidance.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk.
Exchange Rate Risk
More than half of product sales and licensing revenue recorded for the nine months ended November 3, 2018 were denominated in currencies other than the U.S. dollar. The Company’s primary exchange rate risk relates to operations in Europe, Canada, South Korea, China and Mexico. Changes in currencies affect our earnings in various ways. For further discussion on currency-related risk, please refer to our risk factors under “Part I, Item 1A. Risk Factors” contained in the Company’s most recent Annual Report on Form 10-K for the fiscal year ended February 3, 2018.
Foreign Currency Translation Adjustment
The local selling currency is typically the functional currency for all of the Company’s significant international operations. In accordance with authoritative guidance, assets and liabilities of the Company’s foreign operations are translated from foreign currencies into U.S. dollars at period-end rates, while income and expenses are translated at the weighted average exchange rates for the period. The related translation adjustments are reflected as a foreign currency translation adjustment in accumulated other comprehensive income (loss) within stockholders’ equity. In addition, the Company records foreign currency translation adjustments related to its noncontrolling interests within stockholders’ equity. Accordingly, our reported other comprehensive income (loss) could be unfavorably impacted if the U.S. dollar strengthens, particularly against the British pound, Canadian dollar, Chinese yuan, euro, Japanese yen, Korean won, Mexican peso, Russian rouble and Turkish lira. Alternatively, if the U.S. dollar weakens relative to those currencies, our reported other comprehensive income (loss) could be favorably impacted. Our foreign currency translation adjustments recorded in other comprehensive income (loss) are significantly impacted by net assets denominated in euros.
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
During the nine months ended November 3, 2018, the total foreign currency translation adjustment decreased stockholders’ equity by $59.3 million, driven primarily by the weakening of the U.S. dollar against the euro.
Foreign Currency Transaction Gains and Losses
Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency, including gains and losses on foreign exchange currency contracts (see below), are included in the condensed consolidated statements of loss. Net foreign currency transaction losses included in the determination of net loss were $8.7 million and $1.6 million for the nine months ended November 3, 2018 and October 28, 2017, respectively.

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
Foreign Exchange Currency Contracts Designated as Cash Flow Hedges
During the nine months ended November 3, 2018, the Company purchased U.S. dollar forward contracts in Europe totaling US$39.3 million that were designated as cash flow hedges. As of November 3, 2018, the Company had forward contracts outstanding for its European and Canadian operations of US$93.7 million and US$8.8 million, respectively, to hedge forecasted merchandise purchases, which are expected to mature over the next 10 months. The Company’s foreign exchange currency contracts are recorded in its condensed consolidated balance sheet at fair value based on quoted market rates. Changes in the fair value of the U.S. dollar forward contracts, designated as cash flow hedges for forecasted merchandise purchases, are recorded as a component of accumulated other comprehensive income (loss) within stockholders’ equity and are recognized in cost of product sales in the period that approximates the time the hedged merchandise inventory is sold. Changes in the fair value of the U.S. dollar forward contracts, designated as cash flow hedges for forecasted intercompany royalties, are recorded as a component of accumulated other comprehensive income (loss) within stockholders’ equity and are recognized in other income (expense) in the period in which the royalty expense is incurred.
As of November 3, 2018, accumulated other comprehensive income (loss) related to foreign exchange currency contracts included a net unrealized gain of approximately $1.6 million, net of tax, which $0.8 million will be recognized in cost of product sales over the following 12 months, at the then current values on a pre-tax basis, which can be different than the current quarter-end values.
As of November 3, 2018, the net unrealized gain of the remaining open forward contracts recorded in the Company’s condensed consolidated balance sheet was approximately $5.2 million.
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
Foreign Exchange Currency Contracts Not Designated as Hedging Instruments
The Company also has foreign exchange currency contracts that are not designated as hedging instruments for accounting purposes. Changes in fair value of foreign exchange currency contracts not designated as hedging instruments are reported in net earnings (loss) as part of other income (expense). For the nine months ended November 3, 2018, the Company recorded a net gain of $6.7 million for its euro and Canadian dollar foreign exchange currency contracts not designated as hedges, which has been included in other income. As of November 3, 2018, the Company had euro foreign exchange currency contracts to purchase US$28.0 million expected to mature over the next 6 months and Canadian dollar foreign exchange currency contracts to purchase US$1.8 million expected to mature over the next 2 months. As of November 3, 2018, the net unrealized gain of these open forward contracts recorded in the Company’s condensed consolidated balance sheet was approximately $2.3 million.

At February 3, 2018, the Company had euro foreign exchange currency contracts to purchase US$68.2 million and Canadian dollar foreign exchange currency contracts to purchase US$17.6 million. At February 3, 2018, the net unrealized loss of these open forward contracts recorded in the Company’s condensed consolidated balance sheet was approximately $4.3 million.
Sensitivity Analysis
As of November 3, 2018, a sensitivity analysis of changes in foreign currencies when measured against the U.S. dollar indicates that, if the U.S. dollar had uniformly weakened by 10% against all of the U.S. dollar denominated foreign exchange derivatives totaling US$132.3 million, the fair value of the instruments would have decreased by $14.7 million. Conversely, if the U.S. dollar uniformly strengthened by 10% against all of the U.S. dollar denominated foreign exchange derivatives, the fair value of these instruments would have increased by $12.0 million. Any resulting changes in the fair value of the hedged instruments may be partially offset by changes in the fair value of certain balance sheet positions (primarily U.S. dollar denominated liabilities in our foreign operations) impacted by the change in the foreign currency rate. The ability to reduce the exposure of currencies on earnings depends on the magnitude of the derivatives compared to the balance sheet positions during each reporting cycle.
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
As of November 3, 2018, accumulated other comprehensive income related to the interest rate swap agreement included a net unrealized gain of approximately $1.3 million, net of tax, which will be recognized in interest expense after the following 12 months, at the then current values on a pre-tax basis, which can be different than the current quarter-end values. As of November 3, 2018 and February 3, 2018, the net unrealized gain of the interest rate swap recorded in the Company’s condensed consolidated balance sheet was approximately $1.7 million and $1.5 million, respectively.
Sensitivity Analysis
As of November 3, 2018, approximately 93% of the Company’s total indebtedness related to a real estate secured term loan and capital lease obligations. The real estate secured term loan is covered by a separate interest rate swap agreement with a swap fixed interest rate of approximately 3.06% that matures in January 2026. The interest rate swap agreement is designated as a cash flow hedge and converts the nature of the Company’s real estate secured term loan from LIBOR floating-rate debt to fixed-rate debt. The capital lease obligations are based on fixed interest rates derived from the respective agreements.
The Company’s remaining indebtedness is at variable rates of interest. Accordingly, changes in interest rates would impact the Company’s results of operations in future periods. A 100 basis point increase in interest rates would have had an insignificant effect on interest expense for the nine months ended November 3, 2018.
The fair value of the Company’s debt instruments is based on the amount of future cash flows associated with each instrument discounted using the Company’s incremental borrowing rate. As of November 3, 2018 and February 3, 2018, the carrying value of all financial instruments was not materially different from fair value, as the interest rates on the Company’s debt approximated rates currently available to the Company.
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
There was no change in our internal control over financial reporting during the third quarter of fiscal 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II.  OTHER INFORMATION

ITEM 1.	Legal Proceedings.
See “Part I, Item 1. Financial Statements — Note 12 — Commitments and Contingencies — Legal and Other Proceedings” in this Form 10-Q for disclosures about our legal and other proceedings.

ITEM 1A. Risk Factors.
There have not been any material changes from the Risk Factors as previously disclosed in our Annual Report on Form 10-K for the year ended February 3, 2018, filed with the SEC on March 29, 2018.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
Items (a) and (b) are not applicable.
Item (c).  Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
August 5, 2018 to September 1, 2018
Repurchase program[1]	—	—	—	$374,636,677
Employee transactions[2]	418	$22.43	—
September 2, 2018 to October 6, 2018
Repurchase program[1]	—	—	—	$374,636,677
Employee transactions[2]	1,627	$22.51	—
October 7, 2018 to November 3, 2018
Repurchase program[1]	—	—	—	$374,636,677
Employee transactions[2]	246	$21.24	—
Total
Repurchase program[1]	—	—	—
Employee transactions[2]	2,291	$22.36	—

________________________________
Notes:

[1]
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

[2]
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

3.2.	Third Amended and Restated Bylaws of the Registrant (incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended February 3, 2018).
4.1.	Specimen Stock Certificate (incorporated by reference from Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-4419) filed July 30, 1996).
†31.1.	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
†31.2.	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
††32.1.	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
††32.2.	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
†101.INS	XBRL Instance Document
†101.SCH	XBRL Taxonomy Extension Schema Document
†101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
†101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
†101.LAB	XBRL Taxonomy Extension Label Linkbase Document
†101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
_______________________________________________________________________________

†	Filed herewith
††	Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Guess?, Inc.

Date:	December 7, 2018	By:	/s/ VICTOR HERRERO
Victor Herrero
Chief Executive Officer

Date:	December 7, 2018	By:	/s/ SANDEEP REDDY
Sandeep Reddy
Chief Financial Officer
(Principal Financial Officer)