Form 10-K
period 2019-02-02
GUESS INC
filed 2019-03-29
CIK 912463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended February 2, 2019
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒    No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒    No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of the close of business on August 4, 2018, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common equity stock held by non-affiliates of the registrant was $1,248,243,784 based upon the closing price of $22.17 on the New York Stock Exchange composite tape on such date. For this computation, the registrant has excluded the market value of all shares of its common stock reported as beneficially owned by executive officers and directors of the registrant. Such exclusion shall not be deemed to constitute an admission that any such person is an “affiliate” of the registrant.
As of the close of business on March 25, 2019, the registrant had 81,726,553 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the proxy statement for the registrant’s 2019 Annual Meeting of Stockholders are incorporated by reference into Part III herein.

i

IMPORTANT FACTORS REGARDING FORWARD-LOOKING STATEMENTS
Throughout this Annual Report on Form 10-K, including documents incorporated by reference herein, we make “forward-looking” statements, which are not historical facts, but are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may also be in our other reports filed under the Securities Exchange Act of 1934, as amended, in our press releases and in other documents. In addition, from time-to-time, we, through our management, may make oral forward-looking statements. These statements relate to expectations, analyses and other information based on current plans, forecasts of future results and estimates of amounts not yet determinable. These statements also relate to our goals, future prospects, global cost reduction opportunities and profitability efforts, capital allocation plans, cash needs and short or long-term strategic initiatives, including those that may be changed or initiated by our new Chief Executive Officer. These forward-looking statements are identified by their use of terms and phrases such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “goal,” “intend,” “may,” “outlook,” “pending,” “plan,” “predict,” “project,” “see,” “should,” “strategy,” “will,” “would,” and other similar terms and phrases, including references to assumptions.
Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed. These forward-looking statements may include, among other things, statements or assumptions relating to: our expected results of operations; the accuracy of data relating to, and anticipated levels of, future inventory and gross margins; anticipated cash requirements and sources; cost containment efforts; estimated charges; plans regarding store openings, closings, remodels and lease negotiations; plans to improve the efficiency and effectiveness of the Company’s European distribution centers; plans regarding business growth, international expansion and capital allocation; plans regarding supply chain efficiencies and global planning and allocation; e-commerce, digital and omni-channel initiatives; business seasonality; results and risks of current and future legal proceedings; industry trends; consumer demands and preferences; competition; currency fluctuations and related impacts; estimated tax rates, including the expected impact of the Tax Cuts and Jobs Act of 2017 (“Tax Reform”), future clarifications and legislative amendments thereto, as well as our ability to accurately interpret and predict its impact on our cash flows and financial condition; results of tax audits and other regulatory proceedings; the impact of recent accounting pronouncements; raw material and other inflationary cost pressures; consumer confidence; and general economic conditions. We do not intend, and undertake no obligation, to update our forward-looking statements to reflect future events or circumstances. Such statements involve risks and uncertainties, which may cause actual results to differ materially from those set forth in these statements. Important factors that could cause or contribute to such differences include those discussed under “Part I, Item 1A. Risk Factors” contained herein.

ii

PART I
ITEM 1.    Business.
General
Unless the context indicates otherwise, the terms “we,” “us,” “our” or the “Company” in this Form 10-K refer to Guess?, Inc. (“GUESS?”) and its subsidiaries on a consolidated basis.
We design, market, distribute and license one of the world’s leading lifestyle collections of contemporary apparel and accessories for men, women and children that reflect the American lifestyle and European fashion sensibilities. Our apparel is marketed under numerous trademarks including GUESS, GUESS?, GUESS U.S.A., GUESS Jeans, GUESS? and Triangle Design, MARCIANO, Question Mark and Triangle Design, a stylized G and a stylized M, GUESS Kids, Baby GUESS, YES, G by GUESS (GbG), GUESS by MARCIANO and Gc. The lines include full collections of clothing, including jeans, pants, skirts, dresses, shorts, blouses, shirts, jackets, knitwear and intimate apparel. In addition, we selectively grant licenses to design, manufacture and distribute a broad range of products that complement our apparel lines, including eyewear, watches, handbags, footwear, kids’ and infants’ apparel, outerwear, fragrance, jewelry and other fashion accessories. We also grant licenses to certain wholesale partners to operate and sell our products through licensed retail stores.
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
We operate on a 52/53-week fiscal year calendar, which ends on the Saturday nearest to January 31 of each year. All references herein to “fiscal 2019,” “fiscal 2017,” “fiscal 2016” and “fiscal 2015” represent the results of the 52-week fiscal years ended February 2, 2019, January 28, 2017, January 30, 2016, and January 31, 2015, respectively. All references herein to “fiscal 2018,” represent the 53-week fiscal year ended February 3, 2018. The additional week in fiscal 2018 occurred during the fourth quarter ended February 3, 2018. References to “fiscal 2020” represent the 52-week fiscal year ending February 1, 2020.
Business Strengths
We believe we have several business strengths that set us apart from our competition, including:
Brand Equity.    The GUESS? brand is an integral part of our business, a significant strategic asset and a primary source of sustainable competitive advantage. The GUESS? brand communicates a distinctive image that is fun, fashionable and sexy. We have developed and maintained this image worldwide through our consistent emphasis on innovative and distinctive product designs and through our award-winning advertising, under the creative leadership and vision of Paul Marciano, our Chief Creative Officer and Director. Brand loyalty, name awareness, perceived quality, strong brand images, public relations, publicity, promotional events and trademarks all contribute to the reputation and integrity of the GUESS? brand.
Global Diversification.    The global success of the GUESS? brand has reduced our reliance on any particular geographic region. This geographic diversification provides broad opportunities for growth, even during regional economic slowdowns. The percentage of our revenue generated from outside of the U.S. has grown from approximately 32% of our total revenues for the year ended December 31, 2005 to approximately 71% of our total revenues for the year ended February 2, 2019. As of February 2, 2019, the Company directly operated 1,161 retail stores in the Americas, Europe and Asia. The Company’s partners operated 558 additional retail stores worldwide. As of February 2, 2019, the Company and its partners operated in approximately 100 countries worldwide. We continue to evaluate the different businesses in our global portfolio, directing capital investments to those with more profit potential. For instance, we plan to allocate sufficient resources to fuel future growth, particularly in mainland China, Japan and Eastern and Northern Europe.

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
Our directly operated retail stores and concessions as of February 2, 2019, February 3, 2018 and January 28, 2017 were comprised as follows:

	Year Ended		Year Ended		Year Ended
	Feb 2, 2019		Feb 3, 2018		Jan 28, 2017
Region	Stores	Concessions	Stores	Concessions	Stores	Concessions
United States	288	—	306	—	339	—
Canada	89	—	89	—	111	—
Central and South America	67	27	59	27	51	30
Total Americas	444	27	454	27	501	30
Europe and the Middle East	490	37	400	33	336	31
Asia and the Pacific	227	174	157	177	108	193
Total	1,161	238	1,011	237	945	254
e-Commerce.    As of February 2, 2019, we operated retail websites in the Americas, Europe and Asia. We have e-commerce available to 55 countries and in ten languages around the world. Our websites act as virtual storefronts that both sell our products and promote our brands. Designed as customer shopping centers, these sites showcase our products in an easy-to-navigate format, allowing customers to see and purchase our collections of apparel and accessories. These virtual stores have not only expanded our direct-to-consumer distribution channel, but they have also improved customer relations and are fun and entertaining alternative-shopping environments. As part of our omni-channel initiative, e-commerce orders in certain regions may be fulfilled from our distribution centers, or from our retail stores, or both.
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

Licensed retail stores and concessions operated by our wholesale partners as of February 2, 2019, February 3, 2018 and January 28, 2017 were comprised as follows:

	Year Ended		Year Ended		Year Ended
	Feb 2, 2019		Feb 3, 2018		Jan 28, 2017
Region	Stores	Concessions	Stores	Concessions	Stores	Concessions
United States	2	1	2	1	2	1
Central and South America	37	—	44	—	44	—
Total Americas	39	1	46	1	46	1
Europe and the Middle East	210	—	269	—	293	—
Asia and the Pacific	309	184	337	191	396	191
Total	558	185	652	192	735	192
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
Multiple Store Concepts.    Our products are sold around the world primarily through six different store concepts, namely our GUESS? full-price retail stores, our GUESS? factory outlet stores, our GUESS? Accessories stores, our G by Guess (GbG) stores, our MARCIANO stores and our GUESS? Kids stores. We also have a small number of underwear, Gc watch and footwear concept stores. This allows us to target the various demographics in each region through dedicated store concepts that market each brand or concept specifically to the desired customer population. Having multiple store concepts also allows us to target our newer brands and concepts in different markets than our flagship GUESS? store concept. For instance, we have mall locations for G by Guess (GbG) stores where we would not ordinarily operate any of our full-price GUESS? stores.
Business Segments
The Company’s businesses are grouped into five reportable segments for management and internal financial reporting purposes: Americas Retail, Americas Wholesale, Europe, Asia and Licensing. The Americas Retail segment includes the Company’s retail and e-commerce operations in the Americas. The Americas Wholesale segment includes the Company’s wholesale operations in the Americas. The Europe segment includes the Company’s retail, e-commerce and wholesale operations in Europe and the Middle East. The Asia segment includes the Company’s retail, e-commerce and wholesale operations in Asia and the Pacific. The Licensing segment includes the worldwide licensing operations of the Company. See “Part IV. Financial Statements – Note 17 – Segment Information” in this Form 10-K for disclosures about our segment financial information.
Americas Retail Segment
In our Americas Retail segment, we sell our products direct-to-consumer through a network of directly operated retail and factory outlet stores and e-commerce sites in the Americas.
Retail stores and concessions. Our Americas Retail stores and concessions are comprised of a mix of GUESS? factory outlet stores, full-priced GUESS? retail stores, G by GUESS (GbG) stores, GUESS? Accessories stores and MARCIANO stores. For the year ended February 2, 2019, we opened 21 new stores and closed 31 stores in the Americas, ending the year with 444 stores. This store count does not include 27 concessions in Mexico. We directly operated our retail stores and concessions in Mexico and Brazil through our majority-owned joint ventures.

e-Commerce.     Our Americas Retail segment also includes our directly operated retail and other marketplace websites in the U.S., Canada, Mexico, Brazil, Chile and Peru. These websites operate as virtual storefronts that, combined with our retail stores, provide a seamless shopping experience to the consumer to sell our products and promote our brands. They also provide fashion information and a mechanism for customer feedback while promoting customer loyalty and enhancing our brand identity through interactive content online and through smartphone applications. Our U.S. and Canadian online sites are fully integrated with our customer relationship management (“CRM”) system and loyalty programs. Omni-channel initiatives that we have already deployed in the U.S. and Canada include “reserve online, pick-up in stores” and “order from store” as well as mobile-optimized commerce sites and smartphone applications. In the U.S. and Canada, e-commerce orders may be fulfilled from our distribution centers, or from our retail stores, or both.
Americas Wholesale Segment
In our Americas Wholesale segment, we sell our products through wholesale channels throughout the Americas and to third-party distributors based in Central and South America as well as licensed retail locations operated by our wholesale partners. Our Americas Wholesale business generally experiences stronger performance from July through November. Our Americas Wholesale customers consist primarily of better department stores, select specialty retailers, upscale boutiques as well as select off-price retailers. As of February 2, 2019, our products were sold to consumers through 1,564 major doors in the Americas as well as through our customers’ e-commerce sites. This compares to 1,501 major doors at February 3, 2018. As of February 2, 2019, these locations included 882 shop-in-shops, a designated selling area within a department store that offers a wide array of our products and incorporates GUESS? signage and fixture designs. These shop-in-shops, managed by the department stores, allow us to reinforce the GUESS? brand image with our customers. Many department stores have more than one shop-in-shop, with each one featuring women’s, men’s or kids’ apparel. We also sell product to licensed retail stores and concessions operated by certain wholesale customers. For the year ended February 2, 2019, our partners opened four new stores and closed 11 stores, ending the year with 39 licensed retail stores in the Americas. As of February 2, 2019, the total 39 licensed retail stores were comprised of 37 stores in Central and South America and two stores in the U.S. This store count does not include one concession that was operated by one of our partners in the U.S.
Our Americas Wholesale merchandising strategy is to focus on trend-right products supported by key fashion basics. We have sales representatives in New York, Los Angeles, Toronto, Montreal, Mexico City and Vancouver who coordinate with customers to determine the inventory level and product mix that should be carried in each store. Additionally, we use merchandise coordinators who work with the stores to ensure that our products are displayed appropriately. During fiscal 2019, our two largest wholesale customers accounted for a total of approximately 2.4% of our consolidated net revenue.
Europe Segment
In our Europe segment, we sell our products through direct-to-consumer and wholesale channels, primarily throughout Europe and the Middle East.
European Direct-to-Consumer.     Our European direct-to-consumer network is comprised of brick-and-mortar retail stores and concessions and e-commerce sites.
Retail stores and concessions. Our European retail stores and concessions are comprised of a mix of directly operated GUESS? and MARCIANO retail and outlet stores, GUESS? Accessories retail and outlet stores, GUESS? Footwear stores, GUESS? Kids stores and G by GUESS (GbG) stores. For the year ended February 2, 2019, we opened 68 new stores and closed four stores, ending the year with 490 directly operated stores in Europe and the Middle East. During fiscal 2019, we also acquired 26 stores from five of our European wholesale partners in several countries (Switzerland, Russia, Kazakhstan, Cyprus and Hungary). This store count does not include 37 directly operated concessions in Europe. Certain of our European stores require initial investments in the form of key money to secure prime store locations. These amounts are paid to landlords or existing lessees in certain circumstances.

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
European Wholesale Distribution.    We sell our products both through wholesale distribution channels and through licensed retail stores and concessions operated by our wholesale partners throughout Europe and the Middle East. Our European wholesale business generally relies on a large number of smaller regional distributors and agents to distribute our products primarily to smaller independent multi-brand boutiques. Our products are also sold directly to large, well-known department stores like El Corte Inglès, Galeries Lafayette and Printemps. Overall, we have over 8,000 customers with no single customer representing more than 1% of our consolidated net revenue. The type of customer varies from region to region depending on both the prominence of the GUESS? brand in each region and the dominance of a particular type of retail channel in each region. In countries where the brand is well known, we operate through showrooms where agents and distributors can view our line and place orders. We currently have showrooms in key cities such as Barcelona, Düsseldorf, Lugano, Munich, Paris, Lisbon, Moscow and Warsaw. We sell both our apparel and certain accessories products under our GUESS? and MARCIANO brand concepts through our wholesale channel, operating primarily through two seasons, Spring/Summer and Fall/Winter. Generally, our Spring/Summer sales campaign is from April to September with the related shipments occurring primarily from November to April. The Fall/Winter sales campaign is from November to April with the related shipments occurring primarily from May to October. The Company may take advantage of early-season demand and potential reorders by offering a pre-collection assortment which ships at the beginning of each season. Customers retain the ability to request early shipment of backlog orders or delay shipment of orders depending on their needs. Revenues from sales to our wholesale licensed stores are also recognized as wholesale sales within our European wholesale operations. For the year ended February 2, 2019, our partners opened nine new licensed retail stores and closed 42 stores, ending the year with 210 licensed retail stores in Europe and the Middle East. During fiscal 2019, we also acquired 26 stores from five of our European wholesale partners.
Asia Segment
In our Asia segment, we sell our products through direct-to-consumer and wholesale channels throughout Asia and the Pacific.
Asian Direct-to-Consumer.     Our Asian direct-to-consumer network is comprised of brick-and-mortar retail stores and concessions and e-commerce sites.
Retail stores and concessions. Our Asian retail stores and concessions include a mix of directly operated GUESS?, GUESS? Underwear, GUESS? Footwear, GUESS? Accessories, GUESS? Kids and MARCIANO stores. For the year ended February 2, 2019, we opened 88 new stores and closed 18 stores, ending the year with 227 directly operated stores in Asia and the Pacific. This store count does not include 174 directly operated apparel and accessory concessions. Concessions are widely used in Asia and generally represent directly managed areas within a department store setting.
e-Commerce. We also have e-commerce sites throughout Asia which operate as virtual storefronts that, combined with our retail stores, provide a seamless shopping experience to the consumer to sell our products and promote our brands.
Asian Wholesale Distribution. Our Asian wholesale customer base is comprised primarily of a small number of selected distributors with which we have contractual distribution arrangements and licensed stores and concessions operated by our wholesale partners. For the year ended February 2, 2019, our partners opened nine new licensed retail stores and closed 37 stores, ending the year with 309 licensed retail stores. This store count does not include 184 apparel and accessory concessions operated by our partners in Asia.

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
Our trademark license agreements customarily provide for a multi-year initial term ranging from three to ten years, with a possible option to renew prior to expiration for an additional multi-year period. The typical license agreement requires that the licensee pay us the greater of a royalty based on a percentage of the licensee’s net sales of licensed products or a guaranteed annual minimum royalty that typically increases over the term of the license agreement. In addition, several of our key license agreements provide for specified, fixed cash rights payments over and above our normal, ongoing royalty payments. Generally, licensees are required to spend a percentage of the net sales of licensed products for advertising and promotion of the licensed products and in many cases, we place the ads on behalf of the licensee and are reimbursed. Additionally, licensees also make contributions to advertising funds, as a percentage of their sales, or may elect to increase their contribution to support specific brand-building initiatives.
In addition, to protect and increase the value of our trademarks, our license agreements include strict quality control and manufacturing standards. Our licensing personnel meet regularly with licensees to ensure consistency with our overall merchandising and design strategies in order to protect the GUESS? trademarks and brand. As part of this process, our licensing department reviews in advance GUESS? third-party licensed products, advertising and promotional materials.
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
During fiscal 2019, we acquired a 30% minority interest equity holding in a privately-held apparel company headquartered in France. During fiscal 2017, we acquired the remaining 40% interest in our now wholly-owned subsidiary, Guess Sud SAS, which is based in France. During fiscal 2017, we also sold our minority interest equity holding in a privately-held boutique apparel company. During fiscal 2016, we entered into a majority-owned joint venture in Russia to accelerate our expansion in this country. During fiscal 2014, we entered into a majority-owned joint venture which oversees the development of our retail and wholesale channels in Brazil. During fiscal 2013, we entered into a majority-owned joint venture in Portugal with a licensee partner to further expand in this region. In fiscal 2010, we entered into a majority-owned joint venture in the Canary Islands with licensee partners to open new free-standing retail stores in this region. In 2006, we entered into a majority-owned joint venture to oversee the revitalization and expansion of our retail and wholesale channels in Mexico.
Design
GUESS?, G by GUESS (GbG) and MARCIANO apparel products are designed by their own separate in-house design teams located in the U.S., Switzerland and South Korea. The U.S. and Switzerland teams collaborate to share ideas for products that can be sold throughout our global markets and are inspired by our GUESS? heritage. Our design teams seek to identify global fashion trends and interpret them for the style-conscious consumer while retaining the distinctive GUESS? image. They travel throughout the world in order to monitor fashion trends and discover new fabrics. These fabrics, together with the trends observed by our designers, serve as the primary source of inspiration for our lines and collections. We also maintain a fashion library consisting of vintage and contemporary garments as another source of creative concepts. In addition, our design teams work closely with members of our sales, merchandising and retail operations teams to further refine our products to meet the particular needs of our markets.
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
Since our inception, Paul Marciano, our Chief Creative Officer and Director, has had principal responsibility for the GUESS? brand image and creative vision. Under the direction of Mr. Marciano, our Los Angeles-based advertising department is responsible for overseeing all worldwide advertising. Throughout our history, we have maintained a high degree of consistency in our advertisements by using similar themes and images, including our signature black and white print advertisements and iconic logos.
We deploy a variety of media focused on national and international contemporary fashion/beauty, lifestyle and celebrity outlets. In recent years, we have also expanded our efforts into influencer marketing, digital advertising with leading fashion and lifestyle websites and advertising on social media platforms including Facebook, Instagram, Twitter, Pinterest, Reddit, Snapchat and global search engines. Our smartphone applications provide a unique mobile media experience by combining fashion, e-commerce, personalized product recommendations, targeted promotions and social loyalty rewards to drive mobile brand engagement.
We also require our licensees and distributors to invest a percentage of their net sales of licensed products and net purchases of GUESS? products in Company-approved advertising, promotion and marketing. By retaining control over our advertising programs, we are able to maintain the integrity of our brands while realizing substantial cost savings compared to outside agencies.
We will continue to regularly assess and implement marketing initiatives that we believe will build brand equity and grow our business by investing in marketing programs to build awareness and drive customer traffic to our stores, websites and smartphone applications. We plan to further strengthen communications with customers through an emphasis on digital marketing, and through our websites, loyalty programs, direct catalog and marketing mailings. We also plan to strengthen communities on various social media platforms, which enable us to provide timely information in an entertaining fashion to consumers about our history, products, special events, promotions and store locations, and allow us to receive and respond directly to customer feedback.
As part of these initiatives, we currently have loyalty programs in North America, Europe and Asia covering all of our brands. Certain of these programs reward our members who earn points for purchases that can be redeemed on future purchases either in our stores or online. In addition to earning rewards with the program, our loyalty members may receive other benefits including invitations to special VIP events in our stores, double points during their birthday month and access to seasonal savings, depending on their purchasing tier. Our Guess List loyalty program has experienced growth in its overall member engagement numbers through the introduction of experiential rewards and unique member content. In addition to this, we use these programs to promote new products to our customers which in turn increases traffic in the stores and online. We believe that the loyalty programs generate substantial repeat business that might otherwise go to competing brands. We continue to enhance our loyalty program offerings by understanding our members’ interests and needs, and strategically marketing to this large and growing customer base.
Quality Control
Our quality control program is designed to ensure that products meet our high-quality standards. We test the quality of our raw materials prior to production and inspect prototypes of each product before production runs commence. We also perform random in-line quality control checks during and after production before the garments leave the contractor. Final random inspections occur when the garments are received in our distribution centers. We believe that our policy of inspecting our products is important to maintain the quality, consistency and reputation of our products.
Logistics
We utilize distribution centers at strategically located sites. The Company’s U.S. distribution center is based in Louisville, Kentucky. At our distribution facilities in the U.S., we use fully integrated and automated distribution systems. The bar code scanning of merchandise and distribution cartons, together with radio frequency communications, provide timely, controlled, accurate and instantaneous updates to our distribution information systems. Distribution of our products in Canada is handled primarily from Company operated distribution centers in Montreal, Quebec. In Europe, distribution of our products is handled primarily by third-party distributors. During fiscal 2019, the Company transitioned most of its European product distribution from Italy to facilities located in Venlo, Netherlands. The Company also utilizes smaller distribution facilities throughout Europe. We utilize several third-party operated distribution warehouses that service the Asia region.
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
Information Systems
We believe that high levels of automation and technology are essential to maintain our competitive position and support our strategic objectives and we continue to invest in and update computer hardware, network infrastructure, system applications and cyber security. Our computer information systems consist of a full range of financial, distribution, merchandising, point-of-sales, customer relationship management, supply chain, digital platform, enterprise resource planning and other systems. During fiscal 2019, key initiatives included digital platform improvement and stabilization, continued development of mobile-based initiatives to support both our wholesale and direct-to-consumer businesses, various customer-focused initiatives and continued enhancements of our product lifecycle management system to facilitate vendor collaboration and increase the efficiency of the supply chain. In addition, we continue to enhance our systems to align our IT standards globally, accommodate future growth and provide operational efficiencies.
Trademarks
We own numerous trademarks, including GUESS, GUESS?, GUESS U.S.A., GUESS Jeans, GUESS? and Triangle Design, MARCIANO, Question Mark and Triangle Design, a stylized G and a stylized M, GUESS Kids, Baby GUESS, YES, G by GUESS, GbG, GUESS by MARCIANO and Gc. As of February 2, 2019, we had over 4,700 U.S. and internationally registered trademarks or trademark applications pending with the trademark offices in over 175 countries around the world, including the U.S. From time-to-time, we adopt new trademarks in connection with the marketing of our product lines. We consider our trademarks to have significant value in the marketing of our products and act aggressively to register and protect our trademarks worldwide.
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
U.S. and Canada Backlog.    Our U.S. and Canadian wholesale backlog as of March 26, 2019, consisting primarily of orders for fashion apparel, was $45.2 million in constant currency, compared to $38.6 million at March 27, 2018, an increase of 17.2%. We estimate that if we were to normalize the orders for the scheduling of market weeks, the current backlog would have increased by 16.8% compared to the prior year.
Europe Backlog.    As of March 24, 2019, the European wholesale backlog was €248.2 million, compared to €238.2 million at March 25, 2018, an increase of 4.2%. The backlog as of March 24, 2019 is primarily comprised of sales orders for the Spring/Summer 2019 and Fall/Winter 2019 seasons.
Employees
As of February 2019, we had approximately 15,700 associates, both full and part-time, consisting of approximately 6,500 in the U.S. and 9,200 in foreign countries. The number of our employees fluctuates during the year based on seasonal needs. In some international markets, local laws provide for employee representation by organizations similar to unions and some of our international employees are covered by trade-sponsored or governmental bargaining arrangements. We consider our relationship with our associates to be good.
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
Unfavorable economic conditions, changing shopping patterns, including significant increases in e-commerce sales, changing demographic patterns and other factors have adversely affected customer traffic in mall and outlet centers. This, in turn, has resulted in significant pricing pressures and a highly promotional retail environment in the apparel sector. Should these trends continue or worsen, it could negatively impact our sales, increase pressure on our margins, leave us with excess inventory, cause a decline in profits and negatively impact our liquidity.
Our inability to protect our reputation could have a material adverse effect on our brand.
Our ability to maintain our reputation is critical to our brand. Our reputation could be jeopardized if we or our third-party providers fail to maintain high standards for merchandise quality and integrity. Any negative publicity about these types of concerns may reduce demand for our merchandise. Failure by us or our third-party providers to comply with ethical, social, product, labor, health and safety or environmental standards could also jeopardize our reputation and potentially lead to various adverse consumer actions, including boycotts. They could also impact investment decisions by investors, including some large institutional investors and funds, which could negatively impact our stock price. With the increased proliferation of social media, public perception about our products, our stores or our brand, whether justified or not, could significantly impair our reputation, involve us in litigation, damage our brand and have a material adverse effect on our business. Failure to comply with local laws and regulations, to maintain an effective system of internal controls or to provide accurate and timely financial statement information could also hurt our reputation. Damage to our reputation or loss of consumer confidence for any of these or other reasons could have a material adverse effect on our results of operations and financial condition, as well as require additional resources to rebuild our reputation.
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
In addition to the factors contributing to the current economic environment, there are a number of other factors that could contribute to reduced levels of consumer spending, such as increases in interest rates, currency fluctuations, inflation, unemployment, consumer debt levels, inclement weather, taxation rates, net worth reductions based on market declines or uncertainty, energy prices and austerity measures. Similarly, natural disasters, labor unrest, actual or potential terrorist acts, geopolitical unrest and other conflicts can also create significant instability and uncertainty in the world, causing consumers to defer purchases and travel, or prevent our suppliers and service providers from providing required services or materials to us. These or other factors could materially and adversely affect our business, prospects, operating results, financial condition and cash flows. Uncertainty surrounding potential U.S. policies related to immigration, global trade and other matters could amplify many of these risks and potential impacts.

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
The efficient operation of our business is very dependent on our computer and information systems. In particular, we rely heavily on our merchandise management and ERP systems used to track sales and inventory and manage our supply chain. In addition, we have e-commerce and other Internet websites worldwide. Given the complexity of our business and the significant number of transactions that we engage in on an annual basis, it is imperative that we maintain constant operation of our computer hardware and software systems. Despite our preventative efforts, our systems are vulnerable from time-to-time to damage or interruption from, among other things, ineffective upgrades or support from third-party vendors, difficulties in replacing or integrating new systems, security breaches, computer viruses, natural disasters and power outages. Any such problems or interruptions could result in incorrect information being supplied to management, inefficient ordering and replenishment of products, loss of orders (including e-commerce orders), significant expenditures, disruption of our operations, inability to produce accurate financial statements, and other adverse impacts to our business.
A data privacy breach or failure to comply with data privacy laws could damage our reputation and customer relationships, expose us to litigation risk and potential fines and adversely affect our business.
As part of our normal operations, we collect, process, transmit and where appropriate, retain certain sensitive and confidential employee and customer information, including credit card information. There is significant concern by consumers and employees over the security of personal information, consumer identity theft and user privacy. Despite the security measures we have in place, our facilities and systems, and those of our third-party service providers, may be vulnerable to security breaches, cyber-attacks, acts of vandalism, computer viruses, misplaced or lost data, programming and/or human errors, or other similar events. As a result of recent security breaches at a number of prominent retailers, the media and public scrutiny of information security and privacy has become more intense and the regulatory environment has become more uncertain. Any security breach involving the misappropriation, loss or other unauthorized disclosure of confidential information, whether by us or our vendors, could result in significant legal and remediation expenses, severely damage our reputation and our customer relationships, harm sales, expose us to risks of litigation and liability and result in a material adverse effect on our business, financial condition and results of operations. Additionally, changing privacy laws in the United States, Europe and elsewhere, including the adoption by the European Union of the General Data Protection Regulation (“GDPR”), which became effective May 2018, created new individual privacy rights and imposed increased obligations on companies handling personal data. Consequently, we may incur significant costs related to prevention and to comply with laws regarding the protection and unauthorized disclosure of personal information. A failure to comply with the stringent rules of the GDPR could result in fines of up to €20 million.
A significant disruption at any of our distribution facilities could have a material adverse impact on our sales and operating results.
Our U.S. business relies primarily on a single distribution center located in Louisville, Kentucky to receive, store and distribute merchandise to all of our U.S. retail stores, wholesale customers and e-commerce customers. Distribution of our products in Canada is handled primarily from two distribution centers in Montreal, Quebec. In Asia, we utilize several third-party operated distribution warehouses that service the Asia region. In Europe, distribution of our products is handled primarily by third-party distributors. During fiscal 2019, the Company transitioned most of its European product distribution from Italy to facilities located in Venlo, Netherlands.
Any significant interruption in the operation of any of our distribution centers due to natural disasters, weather conditions, accidents, system failures, capacity issues, labor issues, relationships with our third-party warehouse operators or landlords, failure to successfully complete or delays in transitioning to new facilities (including as a result of the Venlo transition discussed above), new providers, and/or new distribution systems or other unforeseen causes could have a material adverse effect on our ability to efficiently manage the volume and/or costs associated with the distribution of our products without encountering shipment delays or wholesale order cancellations. Such impacts could negatively impact our sales, inventory positions, operating results and customer relations.

Failure to deliver merchandise timely to our distribution facilities and to our stores and wholesale customers could lead to disruptions to our business.
The efficient operation of our global retail and wholesale businesses depends on the timely importation and customs clearance, the timely receipt of merchandise to and from our regional distribution centers and our ability to efficiently and effectively process such merchandise. We receive merchandise at our distribution facilities and deliver merchandise to our stores and wholesale customers using independent third parties who import as well as transport goods. The independent third parties and other entities which they rely on have employees which may be represented by labor unions. Disruptions in the delivery of merchandise caused by importation delays or work stoppages by employees or contractors of any of these or other third parties could delay the timely receipt of merchandise. There can be no assurance that such stoppages, delays or disruptions will not occur in the future. Any failure by a third-party to respond adequately to our distribution needs could disrupt our operations and negatively impact our financial condition or results of operations.
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
Since the majority of our international operations are conducted in currencies other than the U.S. dollar (primarily the Canadian dollar, Chinese yuan, euro, Japanese yen, Korean won, Mexican peso, Russian ruble and Turkish lira), currency fluctuations can have a significant impact on the translation of our international revenues and earnings into U.S. dollar amounts. These amounts could be materially affected by the strengthening of the U.S. dollar, negatively impacting our results of operations, earnings and our ability to generate revenue growth. Furthermore, our products are typically sourced in U.S. dollars. As a result, the cost of these products may be affected by changes in the value of the applicable local currencies. Changes in currency exchange rates may also affect the U.S. dollar value of the foreign currency denominated prices at which our international businesses sell products. Our future financial results could be significantly affected by not only the value of the U.S. dollar in relation to the foreign currencies in which we conduct business, but also the speed at which these fluctuations occur. If the U.S. dollar strengthens relative to the respective fiscal 2019 foreign exchange rates, foreign exchange could negatively impact our revenues and operating results as well as our international cash and other balance sheet items during fiscal 2020, particularly in Canada, Europe (primarily the euro, Turkish lira and Russian ruble) and Mexico.
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
We are involved from time-to-time in various U.S. and foreign lawsuits relating to our business, including purported class action lawsuits and intellectual property claims. In addition, we can be subject to regulatory scrutiny which may result in regulatory proceedings, such as the European Commission allegations of breach of certain European Union competition rules by the Company which resulted in a fine of €39.8 million ($45.6 million), which was imposed during the fourth quarter of fiscal 2019 and paid by the Company in the first quarter of fiscal 2020. Due to the inherent uncertainties of litigation and regulatory proceedings, we cannot accurately predict the ultimate outcome of any such new or existing proceedings. Should management’s evaluation of any such claims or proceedings or the likelihood of any future claims or proceedings prove incorrect, our exposure could materially exceed expectations, adversely impacting our business, financial condition and results of operations. In addition, any significant litigation or regulatory matters, regardless of the merits, could divert management’s attention from our operations and result in substantial legal fees. See “Part IV. Financial Statements – Note 14 – Commitments and Contingencies” in this Form 10-K for disclosures about our legal and other proceedings.
We could find that we are carrying excess inventories if we fail to shorten lead-times or anticipate consumer demand, if our international vendors do not supply quality products on a timely basis, if our merchandising strategies fail or if we do not open new and remodel existing stores on schedule.
Although we have shortened lead-times for the design, production and development of a portion of our product lines, we expect to continue to place orders with our vendors for most of our products a season or more in advance. If we are not successful in our efforts to continue to shorten lead-times or if we fail to correctly anticipate fashion trends or consumer demand, we could end up carrying excess inventories. Even if we effectively shorten lead-times and correctly anticipate consumer fashion trends and demand, our vendors could fail to supply the quality products and materials we require at the time we need them. Moreover, we could fail to effectively market or merchandise these products once we receive them. In addition, we could fail to open new or remodeled stores on schedule, and inventory purchases made in anticipation of such store openings could remain unsold. If we experience excess inventories as a result of these or any other factors, we could incur inventory write-downs and more markdowns, which in turn could have a material adverse effect on our results of operations and financial condition.
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
In fiscal 2019, our two largest wholesale customers accounted for a total of approximately 2.4% of our consolidated net revenue. No other single customer or group of related customers in any of our segments accounted for more than 1.0% of our consolidated net revenue in fiscal 2019. Continued consolidation in the retail industry could further decrease the number of, or concentrate the ownership of, stores that carry our products and our licensees’ products. In recent years, there has been a significant increase in the number of designer brands seeking placement in department stores, which makes any one brand potentially less attractive to department stores. If any one of our major wholesale customers decides to decrease purchases from us, to stop carrying GUESS? products or to carry our products only on terms less favorable to us, our sales and profitability could significantly decrease. Similarly, some retailers have recently experienced significant financial difficulties, which in some cases have resulted in bankruptcy, liquidation and store closures. Financial difficulties of one of our major customers could result in reduced business and higher credit risk with respect to that customer. Any of these circumstances could ultimately have a material adverse effect on our results of operations and financial condition.
Since we do not control our licensees’ actions and we depend on our licensees for a substantial portion of our earnings from operations, their conduct could harm our business.
We license to others the rights to produce and market certain products that are sold with our trademarks. While we retain significant control over our licensees’ products and advertising, we rely on our licensees for, among other things, operational and financial control over their businesses. If the quality, focus, image or distribution of our licensed products diminish, consumer acceptance of and demand for the GUESS? brands and products could decline. This could materially and adversely affect our business and results of operations. In fiscal 2019, approximately 80% of our net royalties were derived from our top five licensed product lines. A decrease in customer demand for any of these product lines could have a material adverse effect on our results of operations and financial condition. Although we believe that in most circumstances we could replace existing licensees if necessary, our inability to do so effectively or for any period of time could adversely affect our revenues and results of operations.
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
Potential strategic and other changes resulting from the recent appointment of our new Chief Executive Officer could be disruptive to, or cause uncertainty in, our business and results.
On February 20, 2019, Carlos Alberini was appointed as the Company’s new Chief Executive Officer, replacing Victor Herrero, who departed the Company effective February 2, 2019.  As with any change in senior leadership,

Mr. Alberini may make changes in the strategic direction of the Company and may pursue initiatives that differ from his predecessor.  Such changes in leadership or plans could be disruptive to, or cause uncertainty in, our business or results of operations.  Any failure to ensure a smooth transition in leadership or strategy could hinder or delay our plans or execution, impact our relationships with business partners and affect our ability to attract and retain other experienced and talented employees.  These types of disruptions or uncertainties could have a material impact on our business, results of operations or financial condition.
If we fail to successfully execute growth initiatives, including acquisitions and alliances, our business and results of operations could be harmed.
We regularly evaluate strategic acquisitions and alliances and pursue those that we believe will support and contribute to our overall growth initiatives. Our historical acquisitions include our former European jeanswear licensee in 2005, our former European licensee of children’s apparel in 2008 and our former European licensee of MARCIANO apparel in 2012. In addition, we have entered into joint venture relationships with partners in Brazil, the Canary Islands, Mexico, Portugal and Russia and have been directly operating our South Korea and China businesses since 2007, our international jewelry business since 2010, our Japan business starting in 2013, our retail businesses in Australia and Singapore since 2017 and our retail businesses in Cyprus, Hungary and Kazakhstan since 2019.
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
Any of these challenges could delay our store openings, prevent us from completing our store opening plans or hinder the operations of stores we do open. These challenges could be even more pronounced in foreign markets, including markets where we have identified opportunities for store growth (such as Japan, mainland China, and Eastern and Northern Europe) due to unfamiliar local regulations, business conditions and other factors. Once open, we cannot be sure that our new stores will be profitable. Such things as unfavorable economic and business conditions and changing consumer preferences could also interfere with our store opening plans.
Failure to successfully develop and manage new store design concepts could adversely affect our results of operations.
The introduction and growth or maintenance of new store design concepts as part of our overall growth and productivity strategies could strain our financial and management resources and is subject to a number of other risks, including customer acceptance, product differentiation, competition and maintaining desirable locations. These risks may be compounded during difficult economic climates or any future economic downturn. There can be no assurance that new store designs will achieve or maintain sales and profitability levels that justify the required investments. If we are unable to successfully develop new store designs, or if consumers are not receptive to the products, design layout, or visual merchandising, our results of operations and financial results could be adversely affected. In addition, the failure of new store designs to achieve acceptable results could lead to unplanned store closures and/or impairment and other charges, which could adversely affect our results of operations and ability to grow.
We may not fully realize expected cost savings and/or operating efficiencies related to cost-saving initiatives.
We have identified several areas that present opportunities for future cost savings and efficiencies, including improved working capital management, distribution, supply chain, and other initiatives, based on a number of assumptions and expectations which, if achieved, would improve our profitability and cash flows from operating activities. However, there can be no assurance that the expected results will be achieved. These and any future spend reductions, if any, may also negatively impact our other initiatives or our efforts to grow our business, which may negatively impact our future results of operations and increase the burden on existing management, systems and resources. In addition, these cost savings may be negated or offset by unexpected or increased costs and poorer performance in other areas of the business.
Changes in subjective assumptions, estimates and judgments by management related to complex tax matters, including those resulting from regulatory reviews, could adversely affect our financial results.
We are subject to routine tax audits on various tax matters around the world in the ordinary course of business (including income tax, business tax, customs duties and Value Added Tax (“VAT”) matters). We regularly assess the adequacy of our uncertain tax positions and other reserves, which requires a significant amount of judgment. Although we accrue for uncertain tax positions and other reserves, the results of regulatory audits and negotiations with taxing and customs authorities may be in excess of our accruals, resulting in the payment of additional taxes, duties, penalties and interest. See “Part IV. Financial Statements – Note 11 – Income Taxes” in this Form 10-K for disclosures about our tax matters, including reserves for uncertain tax positions.
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
The Organization for Economic Co-operation and Development (OECD), an international association comprised of 36 countries, including the United States, has made changes to numerous long-standing tax principles. There can be no assurance that these changes, once adopted by countries, will not have an adverse impact on our provision for income taxes.
The recently enacted 2017 Tax Cuts and Jobs Act in the U.S. (referred to herein as the “Tax Reform”) significantly changes how the U.S. taxes corporations and requires complex computations to be performed that were not previously required in U.S. tax law. Interpretation of the provisions of the Tax Reform require significant judgment and estimates.

The IRS and other standard-setting bodies could interpret or issue additional guidance on how provisions of the Tax Reform should be applied that is different from our interpretation. Publication of additional interpretations, or enactment of additional legislation, may materially impact our provision for income taxes in the future periods in which the adjustments are made.
Future changes to U.S. tax or trade policies impacting multi-national companies could materially affect our financial condition and results of operations.
During fiscal 2019, we sourced most of our finished products with partners and suppliers outside the U.S. and we continued to design and purchase fabrics globally. In addition, over time we have increased our sales of product outside of the U.S. In fiscal 2019, approximately 71% of our consolidated net revenue was generated by sales from outside of the U.S. We anticipate that these international revenues will continue to grow as a percentage of our total business over time. The current political landscape has introduced greater uncertainty with respect to future tax and trade regulations for U.S. companies like ours with significant business and sourcing operations outside the U.S.
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

Our Chairman and our Chief Creative Officer own a significant percentage of our common stock. Their interests may differ from the interests of our other stockholders.
Maurice Marciano, our Chairman and Board member, and Paul Marciano, our Chief Creative Officer and Board member, collectively beneficially own approximately 30% of our outstanding shares of common stock. The sale or prospect of the sale of a substantial number of these shares could have an adverse impact on the market price of our common stock. Moreover, these individuals may have different interests than our other stockholders and, accordingly, they may direct the operations of our business in a manner contrary to the interests of our other stockholders. As long as these individuals own a significant percentage of our common stock, they may effectively be able to:

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
Our business requires disciplined execution at all levels of our organization in order to ensure the timely delivery of desirable merchandise in appropriate quantities to our stores and other customers. This execution requires experienced and talented management in various areas of our business including: advertising, design, finance, merchandising, operations, and production. Our success depends upon the personal efforts and abilities of our senior management, particularly Carlos Alberini, our Chief Executive Officer, Paul Marciano, our Chief Creative Officer, and other key personnel. Although we believe we have a strong management team with relevant industry expertise, the extended loss of the services of these or other key personnel and failure to effectively identify and attract suitable successors could materially harm our business.
Fluctuations in quarterly performance including comparable store sales, sales per square foot, operating margins, timing of wholesale orders, royalty net revenue or other factors could have a material adverse effect on our earnings and our stock price.
Our quarterly results of operations for each of our business segments have fluctuated in the past and can be expected to fluctuate in the future. Further, if global growth plans or productivity initiatives fail to meet our expected results, our overhead and other costs could increase without an offsetting increase in sales and net revenue. This could have a material adverse effect on our results of operations and financial condition, including but not limited to future impairments of store assets or goodwill.
Our net revenue and operating results have historically been lower in the first half of our fiscal year due to general seasonal trends in the apparel and retail industries. Our comparable store sales, quarterly results of operations and stock price can also be affected by a variety of other factors, including:

•	shifts in consumer tastes and fashion trends;

•	the timing of new store openings and the relative proportion of new stores to mature stores;

•	the timing and effectiveness of planned store closures;

•	calendar shifts of holiday or seasonal periods;

•	the timing of seasonal wholesale shipments;

•	the effectiveness of our inventory management;

•	the effectiveness and efficiency of our product distribution network;

•	changes in our merchandise mix;

•	changes in our mix of revenues by segment;

•	the timing of promotional events;

•	actions by competitors;

•	weather conditions;

•	changes in the business environment;

•	inflationary changes in prices and costs;

•	changes in the payment of future cash dividends;

•	changes in currency exchange rates;

•	population trends;

•	changes in patterns of commerce such as the expansion of e-commerce;

•	the level of pre-operating expenses associated with new stores; and

•	volatility in securities’ markets which could impact the value of our investments in non-operating assets.
An unfavorable change in any of the above factors could have a material adverse effect on our results of operations and our stock price.
ITEM 1B.    Unresolved Staff Comments.
None.

ITEM 2.    Properties.
As of February 2, 2019, all of our principal facilities were leased with the exception of our U.S. distribution center based in Louisville, Kentucky and our administrative office based in Florence, Italy. Certain information concerning our principal facilities is set forth below:

Location	Use	Approximate Area in Square Feet

Los Angeles, California	Principal executive and administrative offices, design facilities, sales offices, warehouse facilities and sourcing used by our Americas Wholesale, Americas Retail, Corporate and Licensing support groups	341,700
Louisville, Kentucky	Distribution and warehousing facility used by our Americas Wholesale and Americas Retail segments	506,000
New York, New York	Administrative and sales offices, public relations and showrooms used by our Americas Wholesale segment	13,400
Montreal/Toronto/Vancouver, Canada	Administrative offices, showrooms and warehouse facilities used by our Americas Wholesale and Americas Retail segments	206,800
São Paulo, Brazil	Administrative office and showroom used by our Americas Wholesale and Americas Retail segments	4,000
Lugano/Stabio, Switzerland	Administrative, sales and marketing offices, design facilities and showrooms used by our Europe segment	153,400
Venlo, Netherlands	Distribution and warehousing facilities used by all of our segments.	1,046,400
Paris, France	Administrative office and showroom used by our Europe segment	16,000
Düsseldorf/Munich, Germany	Administrative office and showrooms used by our Europe segment	18,400
Florence, Italy	Administrative office used by our Europe segment	113,000
Warsaw, Poland	Administrative office and showrooms used by our Europe segment	14,000
Lisbon, Portugal	Showroom used by our Europe segment	6,000
Moscow, Russia	Administrative office and showroom used by our Europe segment	6,500
Barcelona, Spain	Administrative office and showroom used by our Europe segment	8,600
Istanbul, Turkey	Administrative office used by our Europe segment	4,200
Shanghai, China	Administrative offices used by our Asia segment	17,800
Kowloon, Hong Kong	Administrative and sales office, showroom and licensing coordination facilities used primarily by our Asia segment	17,100
Seoul, South Korea	Administrative and sales offices, design facilities and showrooms used by our Asia segment	54,700
Tokyo, Japan	Administrative and sales offices and showroom used by our Asia segment	5,100
Our corporate, wholesale and retail headquarters and certain warehouse facilities are located in Los Angeles, California, consisting of four buildings totaling approximately 341,700 square feet. These facilities are leased by us from limited partnerships in which the sole partners are trusts controlled by and for the benefit of Maurice Marciano and Paul Marciano (the “Principal Stockholders”) and their families pursuant to a lease that expires in July 2020. The total lease payments related to these facilities are approximately $0.3 million per month with aggregate minimum lease commitments through the term of the lease totaling approximately $5.4 million as of February 2, 2019.

In addition, the Company, through a wholly-owned Canadian subsidiary, leases warehouse and administrative facilities in Montreal, Quebec from a partnership affiliated with the Principal Stockholders. During fiscal 2019, the Company exercised an option to extend the lease term through August 2021. All other terms of the existing lease remain in full force and effect. The monthly lease payment is CAD$49,000 (US$37,000) with aggregate minimum lease commitments through the term of the lease totaling approximately CAD$1.4 million (US$1.1 million) as of February 2, 2019.
The Company, through a French subsidiary, leases a showroom and office space located in Paris, France from an entity that is owned in part by an affiliate of the Principal Stockholders. The lease expires in May 2020. Due to excess capacity, the lease was amended to reduce the square footage by approximately 5,100 square feet to 16,000 square feet during fiscal 2018. The amendment also provided for a corresponding reduction in aggregate rent, common area maintenance charges and property tax expense due to the lower square footage. All other terms of the existing lease remain in full force and effect. The aggregate minimum lease commitments through the term of the lease totaled approximately €0.9 million (US$1.1 million) as of February 2, 2019.
See “Part IV. Financial Statements – Note 13 – Related Party Transactions” in this Form 10-K for disclosures about our related party transactions.
Our U.S. distribution center is a fully automated facility based in Louisville, Kentucky. Distribution of our products in Canada is handled primarily from two leased facilities based in Montreal, Quebec. Distribution of our products in Europe is also handled by third-party distributors. During fiscal 2019, the Company transitioned most of its European product distribution from Italy to facilities located in Venlo, Netherlands. Additionally, we utilize several third-party operated distribution warehouses that service the Asia region.
We lease our showrooms, advertising, licensing, sales and merchandising offices, remote distribution and warehousing facilities and retail and factory outlet store locations under non-cancelable operating lease agreements expiring on various dates through January 2039. These facilities had aggregate real estate minimum lease commitments as of February 2, 2019 totaling approximately $997.0 million, excluding related party commitments.
The terms of our store and concession leases (including executed leases for stores that have not yet opened), excluding renewal options and kick-out clauses, as of February 2, 2019, expire as follows:

	Number of Stores and Concessions
Years Lease Terms Expire	Americas	Europe	Asia
Fiscal 2020-2022	286	159	268
Fiscal 2023-2025	132	177	88
Fiscal 2026-2028	44	143	51
Fiscal 2029-2031	11	60	6
Thereafter	1	10	—
	474	549	413
We believe our existing facilities are well maintained, in good operating condition and are adequate to support our present level of operations. See “Part IV. Financial Statements – Note 14 – Commitments and Contingencies” in this Form 10-K for disclosures about current lease obligations.
ITEM 3.    Legal Proceedings.
See “Part IV. Financial Statements – Note 14 – Commitments and Contingencies” in this Form 10-K for disclosures about our legal and other proceedings.
ITEM 4.    Mine Safety Disclosures.
Not applicable.

PART II
ITEM 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market and Shareholder Information
Since August 8, 1996, the Company’s common stock has been listed on the New York Stock Exchange under the symbol ‘GES.’ On March 25, 2019, there were 302 holders of record of the Company’s common stock.
Prior to the initiation of a quarterly dividend on February 12, 2007, the Company had not declared any dividends on our common stock since our initial public offering in 1996. The payment of cash dividends in the future will be at the discretion of our Board of Directors and will be based upon a number of business, legal and other considerations, including our cash flow from operations, capital expenditures, debt service and covenant requirements, cash paid for income taxes, earnings, share repurchases, economic conditions and U.S. and global liquidity. On March 20, 2019, the Company announced a regular quarterly cash dividend of $0.225 per share on the Company’s common stock.
Share Repurchase Program
The Company’s share repurchases during each fiscal month of the fourth quarter of fiscal 2019 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
November 4, 2018 to December 1, 2018
Repurchase program[1]	—	$—	—	$374,636,677
Employee transactions[2]	432	$22.76	—
December 2, 2018 to January 5, 2019
Repurchase program[1]	—	$—	—	$374,636,677
Employee transactions[2]	134,010	$21.43	—
January 6, 2019 to February 2, 2019
Repurchase program[1]	—	$—	—	$374,636,677
Employee transactions[2]	19,565	$19.45	—
Total
Repurchase program[1]	—	$—	—
Employee transactions[2]	154,007	$21.18	—
______________________________________________________________________

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

Performance Graph
The Stock Price Performance Graph below compares the cumulative stockholder return of the Company with that of the S&P 500 Index (a broad equity market index) and the S&P 1500 Apparel Retail Index (a published industry index) over the five fiscal years beginning February 1, 2014. The return on investment is calculated based on an investment of $100 on February 1, 2014, with dividends, if any, reinvested. Past performance is not necessarily indicative of future performance.

COMPARISON OF FIVE YEAR TOTAL RETURN
AMONG GUESS?, INC.,
S&P 500 INDEX AND S&P 1500 APPAREL RETAIL INDEX

$250
$200
$150
$100
$50
$0
DOLLARS
2/1/2014
1/31/2015
1/30/2016
1/28/2017
2/3/2018
2/2/2019
Guess?, Inc.
S&P 1500 Apparel Retail Index
S&P 500 Index

Period Ending

Company/Market/Peer Group	2/1/2014	1/31/2015	1/30/2016	1/28/2017	2/3/2018	2/2/2019
Guess?, Inc.	$100.00	$69.57	$71.92	$50.59	$64.35	$87.27
S&P 1500 Apparel Retail Index	100.00	120.27	125.26	122.05	129.70	144.32
S&P 500 Index	100.00	114.22	113.46	137.14	168.46	168.36

ITEM 6.    Selected Financial Data.
The selected financial data set forth below has been derived from the audited Consolidated Financial Statements of the Company and the related notes thereto. The following selected financial data should be read in conjunction with the Company’s Consolidated Financial Statements and the related notes contained herein and with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for information regarding accounting changes and other items affecting comparability.

	Year Ended[1]
	Feb 2, 2019	Feb 3, 2018	Jan 28, 2017	Jan 30, 2016	Jan 31, 2015
	(in thousands, except per share data)
Statements of income data:
Net revenue[2]	$2,609,694	$2,363,754	$2,190,453	$2,184,495	$2,395,447
Earnings from operations[3,4,5,6,7,8,9]	52,212	67,355	24,763	122,439	128,956
Income tax expense[9]	29,542	74,172	28,212	42,464	45,824
Net earnings (loss) attributable to Guess?, Inc.[3,4,5,6,7,8,9,10,11]	14,099	(7,894)	22,761	81,851	94,570

Net earnings (loss) per common share attributable to common stockholders[2,3,4,5,6,7,8,9,10,12]:
Basic	$0.17	$(0.11)	$0.27	$0.97	$1.11
Diluted	$0.16	$(0.11)	$0.27	$0.96	$1.11
Dividends declared per common share	$0.90	$0.90	$0.90	$0.90	$0.90
Weighted average common shares outstanding—basic	80,146	82,189	83,666	84,264	84,604
Weighted average common shares outstanding—diluted	81,589	82,189	83,829	84,525	84,837

	Feb 2, 2019	Feb 3, 2018	Jan 28, 2017	Jan 30, 2016	Jan 31, 2015
Balance sheet data:
Working capital	$545,331	$640,860	$698,559	$709,193	$790,333
Total assets[2]	1,649,205	1,655,634	1,534,485	1,538,748	1,601,405
Borrowings and capital lease, excluding current installments	35,012	39,196	23,482	2,318	6,165
Stockholders’ equity	853,645	933,475	980,994	1,031,293	1,089,446
______________________________________________________________________

[1]
The Company operates on a 52/53-week fiscal year calendar, which ends on the Saturday nearest to January 31 of each year. The results for fiscal 2018 included the impact of an additional week which occurred during the fourth quarter ended February 3, 2018.

[2]
Net revenue for fiscal 2019 reflects the adoption of the new revenue recognition standard. Prior period balance sheet amounts have not been restated and continue to be reported under accounting standards in effect for those periods.

[3]
During fiscal 2019, the Company incurred net gains on lease terminations of $0.5 million related primarily to the modification of certain lease agreements held in North America. During fiscal 2018, the Company incurred net gains on lease terminations of $11.4 million related primarily to the modification of certain lease agreements held with a common landlord in North America. During fiscal 2017, fiscal 2016 and fiscal 2015, the Company recorded net gains on lease terminations of $0.7 million, $2.3 million and $3.8 million, respectively, related primarily to the early termination of certain lease agreements in Europe.

[4]
During each of the years presented, the Company recognized asset impairment charges for certain retail locations resulting from under-performance and expected store closures. Asset impairment charges recognized were approximately $6.9 million in fiscal 2019, $8.5 million in fiscal 2018, $34.4 million in fiscal 2017, $2.3 million in fiscal 2016 and $24.8 million in fiscal 2015. Refer to “Part IV. Financial Statements – Note 5 – Property and Equipment” in this Form 10-K for further detail.

[5]	During fiscal 2019 and 2018, the Company incurred certain professional service and legal fees and related costs of $6.1 million and $0.5 million, respectively.

[6]
During fiscal 2019, the Company incurred charges of €39.8 million ($45.6 million) for a fine imposed by the European Commission related to alleged violations of European Union competition rules by the Company. The Company paid the full amount of the fine during the first quarter of fiscal 2020.

[7]
During fiscal 2019, the Company announced the departure of its former Chief Executive Officer (“CEO”) and the terms of his separation. As a result, the Company incurred CEO severance charges of $5.2 million during fiscal 2019.

[8]	During fiscal 2017, the Company incurred restructuring charges of $6.1 million.

[9]	During fiscal 2016, the Company recognized a $1.7 million curtailment gain, before taxes, related to an amendment that accelerated the amortization of the prior service credit.

[10]
During fiscal 2019, the Company incurred additional expense of $6.3 million related to revising the provisional amounts previously recorded related to deemed repatriation of foreign earnings related to the Tax Reform. During fiscal 2018, the Company recognized additional tax expense of $47.9 million related to the enactment of the Tax Reform. This was comprised of a $24.9 million charge for the provisional re-measurement of certain deferred taxes and related amounts and a provisional charge of $23.0 million to income tax expense for the estimated effects of the transitional tax on the deemed repatriation of foreign earnings. During fiscal 2017, the Company recorded valuation reserves of $6.8 million resulting from jurisdictions where there were cumulative net operating losses, limiting the Company’s ability to consider other subjective evidence to continue to recognize the existing deferred tax assets. During fiscal 2017, the Company also recorded an estimated exit tax charge of $1.9 million related to the Company’s reorganization in Europe as a result of its global cost reduction and restructuring plan. Refer to “Part IV. Financial Statements – Note 11 – Income Taxes” in this Form 10-K for further detail.

[11]
During fiscal 2017, the Company sold its minority interest equity holding in a privately-held boutique apparel company for net proceeds of approximately $34.8 million, which resulted in a gain of approximately $22.3 million which was recorded in other income.

[12]
Holders of the Company’s restricted stock awards are not required to participate in losses of the Company.  Accordingly, in periods in which the Company reported a net loss, such losses were not allocated to these participating securities, and as a result, basic and diluted net loss per share were the same in those periods.

ITEM 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.
General
Unless the context indicates otherwise, when we refer to “we,” “us,” “our” or the “Company” in this Form 10‑K, we are referring to Guess?, Inc. and its subsidiaries on a consolidated basis.
Business Segments
The Company’s businesses are grouped into five reportable segments for management and internal financial reporting purposes: Americas Retail, Americas Wholesale, Europe, Asia and Licensing. Management evaluates segment performance based primarily on revenues and earnings (loss) from operations before corporate performance-based compensation costs, net gains (losses) from lease terminations, asset impairment charges, restructuring charges and certain non-recurring charges, if any. The Americas Retail segment includes the Company’s retail and e-commerce operations in the Americas. The Americas Wholesale segment includes the Company’s wholesale operations in the Americas. The Europe segment includes the Company’s retail, e-commerce and wholesale operations in Europe and the Middle East. The Asia segment includes the Company’s retail, e-commerce and wholesale operations in Asia and the Pacific. The Licensing segment includes the worldwide licensing operations of the Company. The business segment operating results exclude corporate overhead costs, which consist of shared costs of the organization, net gains (losses) on lease terminations, asset impairment charges, restructuring charges and certain non-recurring charges, if any. Corporate overhead costs are presented separately and generally include, among other things, the following unallocated corporate costs: accounting and finance, executive compensation, corporate performance-based compensation, facilities, global advertising and marketing, human resources, information technology and legal. Information regarding these segments is summarized in “Part IV. Financial Statements – Note 17 – Segment Information” in this Form 10-K.
Products
We derive our net revenue from the sale of GUESS?, G by GUESS (GbG), GUESS Kids and MARCIANO apparel and our licensees’ products through our worldwide network of directly operated and licensed retail stores, wholesale customers and distributors, as well as our online sites. We also derive royalty revenue from worldwide licensing activities.
Foreign Currency Volatility
Since the majority of our international operations are conducted in currencies other than the U.S. dollar (primarily the Canadian dollar, Chinese yuan, euro, Japanese yen, Korean won, Mexican peso, Russian ruble and Turkish lira), currency fluctuations can have a significant impact on the translation of our international revenues and earnings into U.S. dollar amounts.
In addition, some of our transactions that occur primarily in Europe, Canada, South Korea, China and Mexico are denominated in U.S. dollars, Swiss francs, British pounds and Russian rubles, exposing them to exchange rate fluctuations when these transactions (such as inventory purchases) are converted to their functional currencies. As a result, fluctuations in exchange rates can impact the operating margins of our foreign operations and reported earnings (loss), and are largely dependent on the transaction timing and magnitude during the period that the currency fluctuates. When these foreign exchange rates weaken versus the U.S. dollar at the time U.S. dollar denominated inventory is purchased relative to the purchases of the comparable period, our product margins could be unfavorably impacted if the relative sales prices do not change.
During fiscal 2019, the average U.S. dollar rate was weaker against the euro, the Korean won and the Chinese yuan and stronger against the Canadian dollar, the Mexican peso, Russian ruble and Turkish lira compared to the average rate in fiscal 2018. This had an overall unfavorable impact on the translation of our international revenues and earnings from operations during fiscal 2019 compared to the prior year.
If the U.S. dollar strengthens relative to the respective fiscal 2019 foreign exchange rates, foreign exchange could negatively impact our revenues and operating results as well as our international cash and other balance sheet items during fiscal 2020, particularly in Canada, Europe (primarily the euro, Turkish lira and Russian ruble) and Mexico. Alternatively, if the U.S. dollar weakens relative to the respective fiscal 2019 foreign exchange rates, our revenues and operating results, as well as our other cash balance sheet items, could be positively impacted by foreign currency fluctuations during fiscal 2020, particularly in these regions.
The Company enters into derivative financial instruments to offset some but not all of the exchange risk on foreign currency transactions. For additional discussion regarding our exposure to foreign currency risk, forward contracts designated as hedging instruments and forward contracts not designated as hedging instruments, refer to “Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk.”
Recent Developments
On February 20, 2019, Carlos Alberini began his service as the Company’s new Chief Executive Officer and member of the Board, replacing Victor Herrero, who separated from the Company on February 2, 2019. Mr. Alberini previously served as President and Chief Operating Officer of the Company from 2000 to 2010. From 2010 until 2014, Mr. Alberini was Co-CEO of Restoration Hardware and at present, remains a Director on the Board of Restoration Hardware. From 2014 until February 2019, Mr. Alberini served as the Chairman and CEO of Lucky Brand.
Although Mr. Alberini is currently in the process of developing a strategic vision and implementation plan for execution with our leadership team, he has already identified several key principles he plans to deploy to drive value creation. Those key principles include: (i) capital allocation; (ii) product development and distribution optimization; (iii) global strategies; (iv) cost and structure optimization; and (v) a concept called Customer Centricity; each as further described below:
Capital Allocation. We plan to continue to prioritize capital allocation toward investments that support growth and infrastructure, while remaining highly disciplined in the way we allocate capital across projects, including new store development, store remodels, technology investments and others. When we prioritize investments, we will focus on their strategic significance and their return on invested capital expectations. We also plan to manage product buys and inventory ownership rigorously and optimize overall working capital management consistently.
The Company’s investments in capital for the full fiscal year 2020 are planned between $55 million and $65 million. The planned investments in capital are related primarily to retail and e-commerce expansion in Europe and Asia, as well as continued investments in technology to support our long-term growth plans.
Product Development and Distribution Optimization. The Company has a highly diversified customer base that offers opportunities for an expanded distribution of certain product categories, which may be matured in certain markets and underdeveloped in others. For example, denim has always been at the core of the GUESS? business. Today, our denim penetration is much lower than our historic levels and we plan to increase the penetration with a great product assortment, strong store presentation and effective marketing. We will explore other product opportunities as well.
Global Strategies. We plan to leverage and support our global business more effectively, including areas such as sourcing and product development, data capture and analysis regarding product performance and customer history and behavior, and information technology and innovation.
Cost and Structure Optimization. We believe there are several areas that present opportunities for cost savings in our Company and that we can structure our organization more effectively to improve accountability, collaboration and efficiency.
Customer Centricity. We plan to place the customer at the center of everything we do, including striving to perfect the omni-channel experience.
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
The comparable stores sales for fiscal 2019 have been adjusted to compare to the appropriate week in the prior year as a result of the additional week included in fiscal 2018.
Definitions and calculations of comparable store sales used by the Company may differ from similarly titled measures reported by other companies.
Executive Summary
Overview
Net earnings attributable to Guess?, Inc. were $14.1 million, or diluted earnings of $0.16 per common share, for fiscal 2019, compared to net loss attributable to Guess?, Inc. of $7.9 million, or diluted loss of $0.11 per common share for fiscal 2018.

During fiscal 2019, the Company recognized a fine imposed by the European Commission of €39.8 million ($45.6 million), asset impairment charges of $6.9 million, net gains on lease terminations of $0.5 million, certain professional service and legal fees and related costs of $6.1 million, CEO severance charges of $5.2 million and income tax charges totaling $6.3 million related to the enactment of the Tax Reform (or a combined $66.3 million after considering the related tax benefit of $3.4 million), or an unfavorable $0.82 per share impact. Excluding the impact of these items, adjusted net earnings attributable to Guess?, Inc. were $80.4 million and adjusted diluted earnings were $0.98 per common share for fiscal 2019. During fiscal 2018, the Company recognized asset impairment charges of $8.5 million, net losses on lease terminations of $11.4 million, certain professional service and legal fees and related costs of $0.5 million and additional income tax charges totaling $47.9 million related to the Tax Reform (or a combined $66.6 million after considering the related tax benefit of $1.6 million), or an unfavorable $0.81 per share impact. Excluding the impact of these items, adjusted net earnings attributable to Guess?, Inc. were $58.7 million and adjusted diluted earnings were $0.70 per common share for fiscal 2018. References to financial results excluding the impact of these items are non-GAAP measures and are addressed below under “Non-GAAP Measures.”
Highlights of the Company’s performance for fiscal 2019 compared to the prior year are presented below, followed by a more comprehensive discussion under “Results of Operations”:
Operations

•	Total net revenue increased 10.4% to $2.61 billion for fiscal 2019, compared to $2.36 billion in the prior year. In constant currency, net revenue increased by 10.6%.

•	Gross margin (gross profit as a percentage of total net revenue) increased 90 basis points to 36.0% for fiscal 2019, compared to 35.1% in the prior year.

•
Selling, general and administrative (“SG&A”) expenses as a percentage of total net revenue (“SG&A rate”) increased 50 basis points to 32.0% for fiscal 2019, compared to 31.5% in the prior year. SG&A expenses increased 12.6% to $835.3 million for fiscal 2019, compared to $741.6 million in the prior year.

•
During fiscal 2019, the Company recognized charges of €39.8 million ($45.6 million) for a fine imposed by the European Commission related to alleged violations of European Union competition rules by the Company. The Company paid the full amount of the fine during the first quarter of fiscal 2020.

•	During fiscal 2019, the Company recognized asset impairment charges of $6.9 million, compared to $8.5 million in the prior year.

•	During fiscal 2019, the Company recognized net gains on lease terminations of $0.5 million, compared to net losses on lease terminations of $11.4 million in the prior year.

•
Operating margin decreased 80 basis points to 2.0% for fiscal 2019, compared to 2.8% in the prior year. The European Commission fine recorded during fiscal 2019 negatively impacted operating margin by 170 basis points. Net gains on lease terminations recorded during fiscal 2019 favorably impacted operating margin by 50 basis points compared to the prior year. Higher expenses related to certain professional service and legal fees and related costs recorded during fiscal 2019 negatively impacted operating margin by 10 basis points compared to the prior year. CEO severance charges recorded during fiscal 2019 negatively impacted operating margin by 20 basis points. Earnings from operations decreased 22.5% to $52.2 million for fiscal 2019, compared to $67.4 million in the prior year.

•
Other expense, net (including interest income and expense) totaled $5.5 million for fiscal 2019, compared to other income, net (including interest income and expense) of $2.9 million in the prior year.

•
The effective income tax rate decreased 40.2% to 63.2% for fiscal 2019, compared to 105.6% in the prior year. The Company’s effective tax rate for 2019 benefited from a lower statutory tax rate as a result of the Tax Reform and adjustments made during fiscal 2018 as a result of the enactment of the Tax Reform. These items positively impacted the Company’s effective tax rate by 41.8% in fiscal 2019. The Company’s effective tax rate for 2018 included additional income tax expense of $47.9 million related to the enactment of the Tax Reform, which negatively impacted the Company’s effective tax rate by 68.2% in fiscal 2018.

Key Balance Sheet Accounts

•
The Company had $210.5 million in cash and cash equivalents and $0.5 million in restricted cash as of February 2, 2019, compared to $367.4 million in cash and cash equivalents and $0.2 million in restricted cash at February 3, 2018. The Company invested $17.6 million to repurchase 1,118,808 of its common shares during fiscal 2019. During fiscal 2018, the Company invested $56.1 million to repurchase 3,866,387 of its common shares. In addition, during the fourth quarter of fiscal 2019, the Company received proceeds from borrowings of $22.7 million and made payments for borrowings and capital lease obligations of $23.5 million.

•
Accounts receivable consists of trade receivables relating primarily to the Company’s wholesale business in Europe and, to a lesser extent, to its wholesale businesses in Asia and the Americas, royalty receivables relating to its licensing operations, credit card and retail concession receivables related to its retail businesses and certain other receivables. Accounts receivable increased by $62.0 million, or 23.8%, to $322.0 million as of February 2, 2019, compared to $260.0 million at February 3, 2018, and includes the impact of $36.0 million of allowances reclassified from accounts receivable to accrued expenses from the adoption of the new revenue recognition standard in the first quarter of fiscal 2019. On a constant currency basis, accounts receivable increased by $86.9 million, or 33.4%.

•
Inventory increased by $40.6 million, or 9.5%, to $468.9 million as of February 2, 2019, compared to $428.3 million at February 3, 2018, and includes the impact of $12.4 million in reclassifications of accrued inventory from estimated returns to other assets from the adoption of the new revenue recognition standard in the first quarter of fiscal 2019. On a constant currency basis, inventory increased by $69.9 million, or 16.3%.

Global Store Count
In fiscal 2019, together with our partners, we opened 199 new stores worldwide, consisting of 97 stores in Asia and the Pacific, 77 stores in Europe and the Middle East, 14 stores in Central and South America, six stores in Canada and five stores in the U.S. Together with our partners, we closed 143 stores worldwide, consisting of 55 stores in Asia and the Pacific, 46 stores in Europe and the Middle East, 23 stores in the U.S., 13 stores in Central and South America and six stores in Canada.
We ended fiscal 2019 with 1,719 stores and 423 concessions worldwide, comprised as follows:

	Stores			Concessions
Region	Total	Directly Operated	Partner Operated	Total	Directly Operated	Partner Operated
United States	290	288	2	1	—	1
Canada	89	89	—	—	—	—
Central and South America	104	67	37	27	27	—
Total Americas	483	444	39	28	27	1
Europe and the Middle East	700	490	210	37	37	—
Asia and the Pacific	536	227	309	358	174	184
Total	1,719	1,161	558	423	238	185
Of the total 1,719 stores, 1,405 were GUESS? stores, 198 were GUESS? Accessories stores, 68 were G by GUESS (GbG) stores and 48 were MARCIANO stores.
Results of Operations
The following table sets forth actual operating results for the fiscal years 2019, 2018 and 2017 as a percentage of net revenue:

	Year Ended
	February 2,	February 3,	January 28,
	2019	2018	2017
Product sales	96.8%	96.9%	96.7%
Net royalties[1]	3.2	3.1	3.3
Net revenue	100.0	100.0	100.0
Cost of product sales[1]	64.0	64.9	66.0
Gross profit	36.0	35.1	34.0
Selling, general and administrative expenses[2]	32.0	31.5	31.0
European Commission fine	1.7	—	—
Asset impairment charges	0.3	0.3	1.6
Net (gains) losses on lease terminations	(0.0)	0.5	(0.0)
Restructuring charges	—	—	0.3
Earnings from operations[2]	2.0	2.8	1.1
Interest expense	(0.1)	(0.1)	(0.1)
Interest income	0.2	0.2	0.1
Other income (expense), net[2]	(0.3)	0.1	1.3
Earnings before income tax expense	1.8	3.0	2.4
Income tax expense	1.1	3.2	1.2
Net earnings (loss)	0.7	(0.2)	1.2
Net earnings attributable to noncontrolling interests	0.2	0.1	0.2
Net earnings (loss) attributable to Guess?, Inc.	0.5%	(0.3%)	1.0%
______________________________________________________________________

[1]
During the fourth quarter of fiscal 2018, the Company reclassified net royalties received on the Company’s inventory purchases of licensed product from net revenue to cost of product sales. Accordingly, amounts related to net royalties, net revenue and cost of product sales as well as operating results as a percentage of net revenue have been adjusted for fiscal 2017 to conform to the current period presentation.

[2]
During the first quarter of fiscal 2019, the Company adopted new authoritative guidance which requires that the non-service components of net periodic defined benefit pension cost be presented outside of earnings (loss) from operations. Accordingly, amounts related to selling, general and administrative expenses, earnings from operations and other income (expense), net, as a percentage of net revenue have been adjusted for fiscal 2018 and fiscal 2017 to conform to the current period presentation. Refer to “Part IV. Financial Statements – Note 2 – New Accounting Guidance” in this Form 10-K for further information.

Fiscal 2019 Compared to Fiscal 2018
Consolidated Results
Net Revenue.   Net revenue increased by $245.9 million, or 10.4%, to $2.61 billion for fiscal 2019, compared to $2.36 billion in fiscal 2018. In constant currency, net revenue increased by 10.6% as currency translation fluctuations relating to our foreign operations unfavorably impacted net revenue by $5.1 million compared to the prior year. The increase in revenue was driven primarily by retail expansion in our international markets and, to a lesser extent, higher wholesale shipments in Europe and the Americas as well as positive comparable sales.
Gross Margin.   Gross margin increased 90 basis points to 36.0% for fiscal 2019, compared to 35.1% in fiscal 2018, of which 100 basis points was due to higher overall product margins, partially offset by 10 basis points related to a higher occupancy rate. The higher overall product margins were driven primarily by lower markdowns in Americas Retail. The higher occupancy rate was driven primarily by higher distribution costs related to the relocation of the

Company’s European distribution center, partially offset by overall global leveraging of expenses and cost reductions due primarily to negotiated rent reductions in Americas Retail.
Gross Profit.   Gross profit increased by $110.8 million, or 13.4%, to $939.6 million for fiscal 2019, compared to $828.8 million in fiscal 2018. The increase in gross profit, which included an unfavorable impact from currency translation, was due primarily to the favorable impact on gross profit from higher revenue and, to a lesser extent, higher overall products margins, partially offset by higher distribution costs related to the relocation of the Company’s European distribution center. Currency translation fluctuations relating to our foreign operations unfavorably impacted gross profit by $3.6 million.
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
SG&A Rate. The Company’s SG&A rate increased 50 basis points to 32.0% for fiscal 2019, compared to 31.5% in fiscal 2018. The Company’s SG&A rate included the negative impact of 10 basis points from higher expenses related to certain professional service and legal fees and related costs which the Company otherwise would not have incurred as part of its business operations. The Company’s SG&A rate also included the negative impact of 20 basis points from CEO severance charges. Excluding these amounts, the Company’s SG&A rate would have increased 20 basis points driven primarily by higher distribution costs related to the relocation of the Company’s European distribution center, partially offset by lower performance-based compensation costs.
SG&A Expenses. SG&A expenses increased by $93.7 million, or 12.6%, to $835.3 million for fiscal 2019, compared to $741.6 million in fiscal 2018. The increase, which included an unfavorable impact from currency translation, was driven primarily by higher distribution costs resulting from the relocation of the Company’s European distribution center and, to a lesser extent, higher advertising expenses (in part due to classification changes under the new revenue recognition standard) as well as higher store selling expenses driven by retail expansion, partially offset by lower performance-based compensation costs. Currency translation fluctuations relating to our foreign operations unfavorably impacted SG&A expenses by $4.2 million.
European Commission Fine. The Company recognized charges of €39.8 million ($45.6 million) during fiscal 2019 for a fine imposed by the European Commission related to alleged violations of European Union competition rules by the Company. The Company paid the full amount of the fine during the first quarter of fiscal 2020. Refer to “Part IV. Financial Statements – Note 14 – Commitments and Contingencies” in this Form 10-K for more information regarding this matter.
Asset Impairment Charges. During fiscal 2019, the Company recognized asset impairment charges of $6.9 million, compared to $8.5 million in the prior year.
Net Gains (Losses) on Lease Terminations. During fiscal 2019, the Company recognized net gains on lease terminations of $0.5 million, compared to net losses on lease terminations of $11.4 million in the prior year. The net gains on lease terminations during fiscal 2019 related primarily to the early termination of certain lease agreements in North America. The net losses on lease terminations during fiscal 2018 related primarily to the modification of certain lease agreements held with a common landlord in North America.
Operating Margin. Operating margin decreased 80 basis points to 2.0% for fiscal 2019, compared to 2.8% in fiscal 2018. The European Commission fine recorded during fiscal 2019 negatively impacted operating margin by 170 basis points. Net gains on lease terminations recorded during fiscal 2019 favorably impacted operating margin by 50 basis points compared to the prior year. Higher expenses related to certain professional service and legal fees and related costs recorded during fiscal 2019 negatively impacted operating margin by 10 basis points compared to the prior year. CEO severance charges recorded during fiscal 2019 negatively impacted operating margin by 20 basis points compared to the prior year. Excluding the impact of these items, operating margin increased by 70 basis points compared to the prior year. Currency exchange rate fluctuations had an immaterial impact on operating margin.
Earnings from Operations. Earnings from operations decreased by $15.1 million, or 22.5%, to $52.2 million for fiscal 2019, compared to $67.4 million in fiscal 2018. Currency translation fluctuations relating to our foreign operations unfavorably impacted earnings from operations by $7.5 million.
Interest Income, Net.   Interest income, net, decreased by $0.6 million, or 35.1%, to $1.1 million for fiscal 2019, compared to $1.7 million in fiscal 2018 and includes the impact of hedge ineffectiveness of foreign exchange currency contracts designated as cash flow hedges.
Other Income (Expense), Net.   Other expense, net, was $6.6 million for fiscal 2019, compared to other income, net, of $1.2 million in fiscal 2018. The increase in other expense, net, was driven primarily by lower net unrealized mark-to-market revaluation gains on foreign currency balances and, to a lesser extent, the impact of unrealized losses on non-operating assets in the current year compared to gains in the prior year, partially offset by lower net realized and unrealized mark-to-market revaluation losses on foreign exchange currency contracts.
Income Tax Expense.  Income tax expense for fiscal 2019 was $29.5 million, or a 63.2% effective tax rate, compared to $74.2 million, or a 105.6% effective tax rate, in fiscal 2018. The decrease in the effective income tax rate was due primarily to a lower statutory tax rate in fiscal 2019 and adjustments made during fiscal 2018 as a result of the enactment of the Tax Reform. These items positively impacted the Company’s effective tax rate by 41.8% in fiscal 2019. The Company’s effective tax rate for fiscal 2018 was primarily impacted by the enactment of the Tax Reform. This included the impact of a $24.9 million charge for the provisional re-measurement of certain deferred taxes and related amounts and a provisional charge of $23.0 million to income tax expense for the estimated effects of the transitional tax on the deemed repatriation of foreign earnings. These items negatively impacted the Company’s effective tax rate by 68.2% in fiscal 2018.
Net Earnings Attributable to Noncontrolling Interests.   Net earnings attributable to noncontrolling interests for fiscal 2019 was $3.1 million, net of taxes, compared to $4.0 million, net of taxes, in fiscal 2018.
Net Earnings (Loss) Attributable to Guess?, Inc.   Net earnings attributable to Guess?, Inc. was $14.1 million for fiscal 2019, compared to net loss attributable to Guess?, Inc. of $7.9 million in fiscal 2018. Diluted earnings per share was $0.16 for fiscal 2019, compared to diluted loss per share of $0.11 in fiscal 2018. During fiscal 2019, the Company recognized a fine imposed by the European Commission of €39.8 million ($45.6 million), asset impairment charges of $6.9 million, net gains on lease terminations of $0.5 million, certain professional service and legal fees and related costs of $6.1 million, CEO severance charges of $5.2 million and income tax charges totaling $6.3 million related to the enactment of the Tax Reform (or a combined $66.3 million after considering the related tax benefit of $3.4 million), or an unfavorable $0.82 per share impact. Excluding the impact of these items, adjusted net earnings attributable to Guess?, Inc. were $80.4 million and adjusted diluted earnings were $0.98 per common share for fiscal 2019. We estimate that the favorable impact from currency fluctuations on diluted earnings per common share for fiscal 2019 was approximately $0.03 per share. During fiscal 2018, the Company recognized asset impairment charges of $8.5 million, net losses on lease terminations of $11.4 million, certain professional service and legal fees and related costs of $0.5 million and additional income tax charges totaling $47.9 million related to the Tax Reform (or a combined $66.6 million after considering the related tax benefit of $1.6 million), or an unfavorable $0.81 per share impact. Excluding the impact of these items, adjusted net earnings attributable to Guess?, Inc. were $58.7 million and adjusted diluted earnings were $0.70 per common share for fiscal 2018. We estimate that the positive impact from currency fluctuations on diluted loss per common share for fiscal 2018 was approximately $0.02 per share. References to financial results excluding the impact of these items are non-GAAP measures and are addressed below under “Non-GAAP Measures.”

Information by Business Segment
The following table presents our net revenue and earnings (loss) from operations by segment for the periods indicated (dollars in thousands):

	Fiscal 2019[1]	Fiscal 2018[1]	Change	% Change
Net revenue:
Americas Retail	$824,674	$833,077	$(8,403)	(1.0%)
Americas Wholesale	170,812	150,366	20,446	13.6%
Europe	1,142,768	998,657	144,111	14.4%
Asia	388,246	308,899	79,347	25.7%
Licensing[2]	83,194	72,755	10,439	14.3%
Total net revenue[2]	$2,609,694	$2,363,754	$245,940	10.4%
Earnings (loss) from operations:
Americas Retail[2,3]	$27,532	$(11,096)	$38,628	348.0%
Americas Wholesale[2,3]	29,935	25,845	4,090	15.8%
Europe[3,4]	58,298	94,545	(36,247)	(38.3%)
Asia[3]	12,365	14,809	(2,444)	(16.5%)
Licensing[2,3]	72,986	63,538	9,448	14.9%
Total segment earnings from operations[2,4]	201,116	187,641	13,475	7.2%
Corporate overhead[4]	(96,805)	(100,434)	3,629	(3.6%)
European Commission fine[5]	(45,637)	—	(45,637)
Asset impairment charges	(6,939)	(8,479)	1,540
Net gains (losses) on lease terminations	477	(11,373)	11,850
Total earnings from operations[4,5]	$52,212	$67,355	$(15,143)	(22.5%)
Operating margins:
Americas Retail[2,3]	3.3%	(1.3%)
Americas Wholesale[2,3]	17.5%	17.2%
Europe[3,4]	5.1%	9.5%
Asia[3]	3.2%	4.8%
Licensing[2,3]	87.7%	87.3%
Total Company[3,4]	2.0%	2.8%
______________________________________________________________________

[1]
The Company operates on a 52/53-week fiscal year calendar, which ends on the Saturday nearest to January 31 of each year. The results for fiscal 2018 included the impact of an additional week which occurred during the fourth quarter ended February 3, 2018.

[2]
During the first quarter of fiscal 2019, the Company adopted a comprehensive new revenue recognition standard using a modified retrospective method that does not restate prior periods to be comparable to the current period presentation. The adoption of this guidance primarily impacted the presentation of advertising contributions received from the Company’s licensees and the related advertising expenditures incurred by the Company. The adoption of this guidance resulted in an increase in net royalty revenue within the Company’s Licensing segment of $10.7 million, as well as an increase in SG&A expenses in our Americas Retail, Americas Wholesale and Licensing segments as well as corporate overhead of $3.9 million, $1.7 million, $1.1 million and $3.0 million, respectively, during the fiscal year ended February 2, 2019 compared to the prior year. The net favorable impact on earnings from operations was approximately $1.0 million during the fiscal year ended February 2, 2019 compared to the prior year.

[3]
During fiscal 2019, the Company changed the segment accountability for funds received from licensees on the Company’s purchases of its licensed products. These amounts were treated as a reduction of cost of product sales within the Licensing segment but now are considered in the results of the segments that control the respective purchases for purposes of segment performance evaluation. Accordingly, segment results for fiscal 2018 have been adjusted to conform to the current period presentation.

[4]
During fiscal 2019, the Company adopted new authoritative guidance which requires that the non-service components of net periodic defined benefit pension cost be presented outside of earnings (loss) from operations. Accordingly, earnings from operations and segment results for fiscal 2018 have been adjusted to conform to the current period presentation.

[5]
During fiscal 2019, the Company incurred charges of €39.8 million ($45.6 million) for a fine imposed by the European Commission related to alleged violations of European Union competition rules by the Company. The Company paid the full amount of the fine during the first quarter of fiscal 2020.

Americas Retail
Net revenue from our Americas Retail segment decreased by $8.4 million, or 1.0%, to $824.7 million for fiscal 2019, from $833.1 million in fiscal 2018. In constant currency, net revenue decreased by 0.5% compared to the prior year, driven primarily by store closures and the impact of the 53rd week in the prior year, partially offset by positive comparable store sales. The store base for the U.S. and Canada decreased by an average of 41 net stores in fiscal 2019 compared to the prior year, resulting in an 8.1% net decrease in average square footage. Comparable store sales (including e-commerce) increased 4% in U.S. dollars and constant currency. The inclusion of our e-commerce sales increased the comparable sales percentage by 1% in U.S. dollars and constant currency. Currency translation fluctuations relating to our non-U.S. retail stores and e-commerce sites unfavorably impacted net revenue by $3.9 million.
Operating margin improved 460 basis points to 3.3% for fiscal 2019, compared to negative 1.3% in fiscal 2018. This improvement was driven primarily by higher product margins due primarily to lower markdowns and lower occupancy costs due mainly to negotiated rent reductions.
Earnings from operations from our Americas Retail segment was $27.5 million in fiscal 2019, compared to loss from operations of $11.1 million in fiscal 2018. The improvement reflects the favorable impact on earnings from higher gross margins.
Americas Wholesale
Net revenue from our Americas Wholesale segment increased by $20.4 million, or 13.6%, to $170.8 million for fiscal 2019, compared to $150.4 million in fiscal 2018. In constant currency, net revenue increased by 15.0% compared to the prior year, driven primarily by higher shipments in our U.S. wholesale business and, to a lesser extent, our Mexican wholesale business. Currency translation fluctuations relating to our non-U.S. wholesale businesses unfavorably impacted net revenue by $2.1 million.
Operating margin improved 30 basis points to 17.5% for fiscal 2019, compared to 17.2% in fiscal 2018, due to a lower SG&A rate driven primarily by overall leveraging of expenses, partially offset by lower gross margins due primarily to the liquidation of aged inventory.
Earnings from operations from our Americas Wholesale segment increased by $4.1 million, or 15.8%, to $29.9 million for fiscal 2019, compared to $25.8 million in fiscal 2018. The increase was driven primarily by the favorable impact on earnings from higher revenue.
Europe
Net revenue from our Europe segment increased by $144.1 million, or 14.4%, to $1.14 billion for fiscal 2019, compared to $998.7 million in fiscal 2018. In constant currency, net revenue increased by 14.4% compared to the prior year, driven primarily by the favorable impact from retail expansion and, to a lesser extent, higher shipments in our European wholesale business and positive comparable sales. As of February 2, 2019, we directly operated 490 stores in Europe compared to 400 stores at February 3, 2018, excluding concessions, which represents a 22.5% increase over the prior year. Comparable sales (including e-commerce) increased 5% in U.S. dollars and constant currency compared to the prior year. The inclusion of our e-commerce sales increased the comparable sales percentage by 4% in U.S. dollars and constant currency. Currency translation fluctuations relating to our European operations unfavorably impacted net revenue by $0.2 million.
Operating margin decreased 440 basis points to 5.1% for fiscal 2019, compared to 9.5% in fiscal 2018, due to lower gross margins and, to a lesser extent, a higher SG&A rate. The lower gross margins were due primarily to higher distribution costs related to the relocation of the Company’s European distribution center, partially offset by higher initial mark-ups. The higher SG&A rate was driven primarily by higher distribution costs related to the relocation of the Company’s European distribution center, partially offset by overall leveraging of expenses resulting from higher wholesale revenues.
Earnings from operations from our Europe segment decreased by $36.2 million, or 38.3%, to $58.3 million for fiscal 2019, compared to $94.5 million in fiscal 2018. The decrease was driven primarily by higher distribution costs related to the relocation of the Company’s European distribution center, partially offset by the favorable impact on earnings from higher revenue. Currency translation fluctuations relating to our European operations unfavorably impacted earnings from operations by $6.8 million.
Asia
Net revenue from our Asia segment increased by $79.3 million, or 25.7%, to $388.2 million for fiscal 2019, compared to $308.9 million in fiscal 2018. In constant currency, net revenue increased by 25.4% compared to the prior year, driven primarily by retail expansion and, to a lesser extent, positive comparable sales. As of February 2, 2019, we and our partners operated 536 stores and 358 concessions in Asia, compared to 494 stores and 368 concessions at February 3, 2018. As of February 2, 2019, we directly operated 227 stores and 174 concessions, compared to 157 directly operated stores and 177 concessions at February 3, 2018. Comparable sales (including e-commerce) increased 15% in U.S. dollars and 14% in constant currency compared to the prior year. The inclusion of our e-commerce sales increased the comparable sales percentage by 5% in U.S. dollars and constant currency. Currency translation fluctuations relating to our Asian operations favorably impacted net revenue by $1.0 million.
Operating margin decreased 160 basis points to 3.2% for fiscal 2019, from 4.8% in fiscal 2018. The decrease in operating margin was due to a higher SG&A rate, partially offset by higher gross margins. The higher SG&A rate was driven by higher expenses due primarily to unfavorable business mix within the region. The higher gross margins were driven primarily by overall leveraging of occupancy costs, partially offset by lower product margins due primarily to the liquidation of aged inventory.
Earnings from operations from our Asia segment decreased by $2.4 million, or 16.5%, to $12.4 million for fiscal 2019, compared to $14.8 million in fiscal 2018. The decrease in earnings from operations was driven by higher SG&A expenses, partially offset by the favorable impact on earnings from higher revenue.
Licensing
Net royalty revenue from our Licensing segment increased by $10.4 million, or 14.3%, to $83.2 million for fiscal 2019, compared to $72.8 million in fiscal 2018. This increase was driven primarily by the impact from the adoption of new accounting guidance for revenue recognition which increased net royalty revenue by $10.7 million, or 14.7%, during fiscal 2019 compared to the prior year.
Earnings from operations from our Licensing segment increased by $9.4 million, or 14.9%, to $73.0 million for fiscal 2019, from $63.5 million in fiscal 2018. The increase was driven by the favorable impact to earnings from higher revenue.
Corporate Overhead
Unallocated corporate overhead decreased by $3.6 million to $96.8 million for fiscal 2019, compared to $100.4 million in fiscal 2018. The decrease was driven primarily by lower performance-based compensation costs, partially offset by higher expenses of $5.6 million relating to certain professional service and legal fees and related costs, which the Company otherwise would not have incurred as part of its business operations, and $5.2 million in severance-related charges related to the departure of our former CEO. These charges are comprised of $2.4 million in cash related future severance payments and $2.8 million in non-cash stock-based compensation expenses representing the accelerated vesting of previously granted stock awards.

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
SG&A Rate. The Company’s SG&A rate increased 50 basis points to 31.5% for fiscal 2018, compared to 31.0% in fiscal 2017, driven primarily by higher performance-based compensation costs, partially offset by overall leveraging of expenses.
SG&A Expenses. SG&A expenses increased by $61.1 million, or 9.0%, to $741.6 million for fiscal 2018, compared to $680.5 million in fiscal 2017. The increase, which included the unfavorable impact of currency translation, was driven primarily by higher performance-based compensation costs and, to a lesser extent, higher distribution costs resulting from the relocation of the Company’s European distribution center. Currency translation fluctuations relating to our foreign operations unfavorably impacted SG&A expenses by $14.0 million.
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
Operating Margin. Operating margin increased 170 basis points to 2.8% for fiscal 2018, compared to 1.1% in fiscal 2017. Lower asset impairment charges recorded during fiscal 2018 favorably impacted operating margin by 130 basis points compared to the prior year. Higher net losses on lease terminations recorded during 2018 negatively impacted operating margin by 50 basis points compared to the prior year. Restructuring charges incurred during the prior year negatively impacted operating margin by 30 basis points in fiscal 2017. Certain professional service and legal fees and related costs recorded during 2018 negatively impacted operating margin by 10 basis points. Excluding the impact of these items, operating margin increased by 70 basis points compared to the prior year. Currency exchange rate fluctuations favorably impacted operating margin by approximately 30 basis points.

Earnings from Operations. Earnings from operations increased by $42.6 million, or 172.0%, to $67.4 million for fiscal 2018, compared to $24.8 million in fiscal 2017. Currency translation fluctuations relating to our foreign operations favorably impacted earnings from operations by $8.1 million.
Interest Income (Expense), Net.   Interest income, net, was $1.7 million for fiscal 2018, compared to minimal interest expense, net, in fiscal 2017 and includes the impact of hedge ineffectiveness of foreign exchange currency contracts designated as cash flow hedges.
Other Income, Net.   Other income, net was $1.2 million for fiscal 2018, compared to $28.9 million in fiscal 2017. Other income, net in fiscal 2018 consisted primarily of unrealized gains on non-operating assets and net unrealized mark-to-market revaluation gains on foreign currency balances, partially offset by net realized and unrealized mark-to-market revaluation losses on foreign exchange currency contracts. Other income, net in fiscal 2017 consisted primarily of a realized gain of $22.3 million from the sale of a minority interest investment.
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
Net Earnings (Loss) Attributable to Guess?, Inc.   Net loss attributable to Guess?, Inc. was $7.9 million for fiscal 2018, compared to net earnings attributable to Guess?, Inc. of $22.8 million in fiscal 2017. Diluted loss per share was $0.11 for fiscal 2018, compared to diluted earnings per share of $0.27 in fiscal 2017. During fiscal 2018, the Company recognized asset impairment charges of $8.5 million, net losses on lease terminations of $11.4 million, certain professional service and legal fees and related costs of $0.5 million and additional income tax charges totaling $47.9 million related to the Tax Reform (or a combined $66.6 million after considering the related tax benefit of $1.6 million), or an unfavorable $0.81 per share impact. Excluding the impact of these items, adjusted net earnings attributable to Guess?, Inc. were $58.7 million and adjusted diluted earnings were $0.70 per common share for fiscal 2018. We estimate that the positive impact from currency fluctuations on diluted loss per common share for fiscal 2018 was approximately $0.02 per share. During fiscal 2017, the Company recognized asset impairment charges of $34.4 million, restructuring charges of $6.1 million, a restructuring related estimated exit tax charge of $1.9 million and a valuation allowance established on certain deferred tax assets of $6.8 million, partially offset by a gain from the sale of a minority interest investment of $22.3 million and net gains on lease terminations of $0.7 million (or a combined $16.0 million after considering the net $10.2 million tax benefit resulting from the asset impairment charges, restructuring charges, the sale of the minority interest investment and net gains on lease terminations), or an unfavorable $0.19 per share impact. Excluding the impact of these items, adjusted net earnings attributable to Guess?, Inc. were $38.8 million and adjusted diluted earnings were $0.46 per common share for fiscal 2017. References to financial results excluding the impact of these items are non-GAAP measures and are addressed below under “Non-GAAP Measures.”

Information by Business Segment
The following table presents our net revenue and earnings (loss) from operations by segment for the periods indicated (dollars in thousands):

	Fiscal 2018[1]	Fiscal 2017[1]	Change	% Change
Net revenue:
Americas Retail	$833,077	$935,479	$(102,402)	(10.9%)
Americas Wholesale[2]	150,366	146,260	4,106	2.8%
Europe[2]	998,657	788,194	210,463	26.7%
Asia[2]	308,899	248,601	60,298	24.3%
Licensing[3]	72,755	71,919	836	1.2%
Total net revenue[3]	$2,363,754	$2,190,453	$173,301	7.9%
Earnings (loss) from operations:
Americas Retail[2,3,4]	$(11,096)	$(13,752)	$2,656	19.3%
Americas Wholesale[2,3,4]	25,845	25,007	838	3.4%
Europe[2,3,4,5]	94,545	65,068	29,477	45.3%
Asia[2,3,4]	14,809	(1,392)	16,201	1,163.9%
Licensing[2,4]	63,538	61,472	2,066	3.4%
Total segment earnings from operations[2,5]	187,641	136,403	51,238	37.6%
Corporate overhead[2,5]	(100,434)	(71,867)	(28,567)	(39.7%)
Asset impairment charges[2]	(8,479)	(34,385)	25,906
Net gains (losses) on lease terminations[2]	(11,373)	695	(12,068)
Restructuring charges	—	(6,083)	6,083
Total earnings from operations[5]	$67,355	$24,763	$42,592	172.0%
Operating margins:
Americas Retail[2,3,4]	(1.3%)	(1.5%)
Americas Wholesale[2,3,4]	17.2%	17.1%
Europe[2,3,4,5]	9.5%	8.3%
Asia[2,3,4]	4.8%	(0.6%)
Licensing[2,3,4]	87.3%	85.5%
Total Company[2,3,4,5]	2.8%	1.1%
______________________________________________________________________

[1]
The Company operates on a 52/53-week fiscal year calendar, which ends on the Saturday nearest to January 31 of each year. The results for fiscal 2018 included the impact of an additional week which occurred during the fourth quarter ended February 3, 2018.

[2]
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

[3]
During the fourth quarter of fiscal 2018, the Company reclassified net royalties received on the Company’s inventory purchases of licensed product from net revenue to cost of product sales. Accordingly, net revenue has been adjusted for fiscal 2017 to conform to the current period presentation. This reclassification had no impact on previously reported earnings from operations.

[4]
During the first quarter of fiscal 2019, the Company changed the segment accountability for funds received from licensees on the Company’s purchases of its licensed products. These amounts were treated as a reduction of cost of product sales within the Licensing segment but now are considered in the results of the segments that control the respective purchases for purposes of segment performance evaluation. Accordingly, segment results for fiscal 2018 and fiscal 2017 have been adjusted to conform to the current period presentation.

[5]
During the first quarter of fiscal 2019, the Company adopted new authoritative guidance which requires that the non-service components of net periodic defined benefit pension cost be presented outside of earnings (loss) from operations. Accordingly, earnings from operations and segment results for fiscal 2018 and fiscal 2017 have been adjusted to conform to the current period presentation.

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
Operating margin improved 20 basis points to negative 1.3% for fiscal 2018, compared to negative 1.5% in fiscal 2017. This improvement was due to higher gross margins and, to a lesser extent, a lower SG&A rate. The higher gross margins were driven primarily by cost reductions due primarily to store closures and negotiated rent reductions and, to a lesser extent, higher initial markups, partially offset by the negative impact on the fixed cost structure resulting from negative comparable store sales. The lower SG&A rate was due to lower expenses, partially offset by the negative impact on the fixed cost structure resulting from negative comparable store sales.
Loss from operations from our Americas Retail segment improved by $2.7 million, or 19.3%, to $11.1 million for fiscal 2018, compared to $13.8 million in fiscal 2017. The improvement reflects the favorable impact on earnings from lower occupancy costs and lower store selling expenses driven primarily by store closures and, to a lesser extent, negotiated rent reductions, partially offset by the unfavorable impact from lower revenue.
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
Operating margin increased 10 basis points to 17.2% for fiscal 2018, compared to 17.1% in fiscal 2017, due to higher gross margins, partially offset by higher expenses.
Earnings from operations from our Americas Wholesale segment increased by $0.8 million, or 3.4%, to $25.8 million for fiscal 2018, compared to $25.0 million in fiscal 2017. The increase was driven primarily by the favorable impact on earnings from higher revenue and, to a lesser extent, higher gross margins.
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
Operating margin increased 120 basis points to 9.5% for fiscal 2018, compared to 8.3% in fiscal 2017, due to a lower SG&A rate, partially offset by lower gross margins. The lower SG&A rate was driven primarily by the favorable impact on the fixed cost structure resulting from overall leveraging of expenses, partially offset by higher distribution costs resulting from the relocation of the Company’s European distribution center. The lower gross margins were driven primarily by higher distribution costs resulting from the relocation of the Company’s European distribution center, partially offset by higher initial markups.
Earnings from operations from our Europe segment increased by $29.5 million, or 45.3%, to $94.5 million for fiscal 2018, compared to $65.1 million in fiscal 2017. The increase was driven primarily by the favorable impact on earnings from higher revenue, partially offset by higher occupancy costs and store selling expenses due to retail expansion and, to a lesser extent, higher distribution costs resulting from the relocation of the Company’s European distribution center. Currency translation fluctuations relating to our European operations favorably impacted earnings from operations by $7.6 million.
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
Operating margin increased 540 basis points to 4.8% for fiscal 2018, from negative 0.6% in fiscal 2017. The increase in operating margin was due to higher gross margins and, to a lesser extent, a lower SG&A rate driven primarily by overall leveraging of occupancy costs and SG&A expenses.
Earnings from operations from our Asia segment was $14.8 million for fiscal 2018, compared to loss from operations of $1.4 million in fiscal 2017. The increase in earnings from operations was driven by the favorable impact on earnings from higher revenue. Currency translation fluctuations relating to our Asian operations favorably impacted earnings from operations by $0.6 million.
Licensing
Net royalty revenue from our Licensing segment increased by $0.8 million, or 1.2%, to $72.8 million for fiscal 2018, compared to $71.9 million in fiscal 2017.
Earnings from operations from our Licensing segment decreased by $2.1 million, or 3.4%, to $63.5 million for fiscal 2018, from $61.5 million in fiscal 2017.
Corporate Overhead
Unallocated corporate overhead increased by $28.6 million to $100.4 million for fiscal 2018, compared to $71.9 million in fiscal 2017. The increase was driven primarily by higher performance-based compensation costs.
Non-GAAP Measures
The Company’s reported financial results are presented in accordance with GAAP. The reported net earnings attributable to Guess?, Inc. and diluted earnings per share in fiscal 2019 reflect the impact of (i) the European Commission fine, (ii) asset impairment charges, (iii) net gains on lease terminations, (iv) certain professional service and legal fees and related costs, (v) severance charges related to the departure of our former CEO, (vi) the related tax effects of the foregoing items and (vii) amounts recorded related to the enactment of the Tax Reform. The reported net loss attributable to Guess?, Inc. and diluted loss per share in fiscal 2018 reflect the impact of (i) asset impairment charges, (ii) net losses on a lease termination, (iii) certain professional service and legal fees and related costs, (iv)

the tax effects of these adjustments and (v) additional income tax expense related to the enactment of the Tax Reform. The reported net earnings attributable to Guess?, Inc. and diluted earnings per share in fiscal 2017 reflect the impact of (i) asset impairment charges, (ii) net gains on lease terminations, (iii) restructuring charges and a related estimated exit tax charge, (iv) a gain related to the sale of a minority interest investment, (v) the tax effects of these adjustments and (vi) a valuation allowance established on certain deferred tax assets. These items affect the comparability of the Company’s reported results. The financial results are also presented on a non-GAAP basis, as defined in Section 10(e) of Regulation S-K of the SEC, to exclude the effect of these items. The Company believes that these “non-GAAP” or “adjusted” financial measures are useful for investors to evaluate the comparability of the Company’s operating results and its future outlook when reviewed in conjunction with the Company’s GAAP financial statements. The non-GAAP measures are provided in addition to, and not as alternatives for, the Company’s reported GAAP results.
The adjusted measures for fiscal 2019 exclude the impact of the European Commission fine of $45.6 million, asset impairment charges of $6.9 million, certain professional service and legal fees and related costs of $6.1 million, CEO severance charges of $5.2 million and additional income tax charges of $6.3 million related to the enactment of the Tax Reform, partially offset by the impact of net gains on lease terminations of $0.5 million. The fine imposed by the European Commission related to alleged violations of European Union competition rules by the Company. The Company has already made certain changes to its business practices and agreements in response to these proceedings, and the Company believes that such changes and any related modifications have not had, and will not have, a material impact on its ongoing business operations within the European Union. The asset impairment charges related primarily to the impairment of certain retail locations resulting from under-performance and expected store closures. Certain professional service and legal fees and related costs were primarily due to amounts which the Company otherwise would not have incurred as part of its business operations. During fiscal 2019, the Company recorded $5.2 million in severance-related charges related to the departure of our former CEO. These charges are comprised of $2.4 million in cash related future severance payments and $2.8 million in non-cash stock-based compensation expenses representing the accelerated vesting of previously granted stock awards. During the quarter ended November 3, 2018, the Company revised the provisional amounts previously recorded related to the estimated amounts due related to deemed repatriation of foreign earnings, and recorded income tax benefits of $19.6 million. During the fourth quarter of fiscal 2019, the Company concluded, based on additional regulatory guidance issued during the quarter, related to the Tax Reform, that the Company would owe transition taxes if proposed legislation that clarifies existing tax regulation with respect of the dividends received deduction calculation is passed into law. As a result, during the three months ended February 2, 2019, the Company recorded additional charges due to the Tax Reform of $25.8 million, or a total of $6.3 million for fiscal 2019. Net gains on lease terminations related primarily to the early termination of certain lease agreements in North America. These items resulted in a combined $66.3 million impact (after considering the related tax benefit of $3.4 million), or an unfavorable $0.82 per share impact during fiscal 2019. Net earnings attributable to Guess?, Inc. were $14.1 million and diluted earnings per common share were $0.16 for fiscal 2019. Excluding the impact of these items, adjusted net earnings attributable to Guess?, Inc. were $80.4 million and adjusted diluted earnings per common share were $0.98 for fiscal 2019.
The adjusted measures for fiscal 2018 exclude the impact of asset impairment charges of $8.5 million, net losses on lease terminations of $11.4 million, certain professional service and legal fees and related costs of $0.5 million and additional income tax expense of $47.9 million related to the enactment of the Tax Reform. The asset impairment charges related primarily to the impairment of certain retail locations in North America resulting from under-performance and expected store closures. The net losses on lease terminations related primarily to the modification of certain lease agreements held with a common landlord in North America. Certain professional service and legal fees and related costs is primarily due to amounts which the Company otherwise would not have incurred as part of its business operations. The additional income tax expense related to the enactment of the Tax Reform is comprised of a provisional charge of $24.9 million for the re-measurement of U.S. deferred tax assets and a provisional charge of $23.0 million for the estimated effects of the transitional tax on the deemed repatriation of foreign earnings. These items resulted in a combined $66.6 million impact (after considering the related tax benefit of $1.6 million), or an unfavorable $0.81 per share impact during fiscal 2018. Net loss attributable to Guess?, Inc. was $7.9 million and diluted loss per common share was $0.11 for fiscal 2018. Excluding the impact of these items, adjusted net earnings attributable to Guess?, Inc. were $58.7 million and adjusted diluted earnings per common share were $0.70 for fiscal 2018.

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
Liquidity and Capital Resources
We need liquidity globally primarily to fund our working capital, occupancy costs, the expansion, remodeling and rationalization of our retail stores, shop-in-shop programs, concessions, systems, infrastructure, other existing operations, international growth and potential acquisitions and investments. In addition, in the U.S. we need liquidity to fund share repurchases and payment of dividends to our stockholders. Generally, our working capital needs are highest during the late summer and fall as our inventories increase before the holiday selling period. During the fiscal year ended February 2, 2019, we relied primarily on trade credit, available cash, real estate and other operating leases, capital leases, proceeds from short-term lines of credit and internally generated funds to finance our operations, payment of dividends, share repurchases and expansion. We anticipate that we will be able to satisfy our ongoing cash requirements during the next twelve months for working capital, capital expenditures, payments on our debt, capital leases and operating leases as well as lease termination payments, potential acquisitions and investments, share repurchases and dividend payments to stockholders, primarily with cash flow from operations and existing cash balances supplemented by borrowings under our existing Credit Facility in the U.S. and Canada as well as bank facilities in Europe and China, as described below under “—Borrowings and Capital Lease Obligations.”
In December 2018, the European Commission concluded its investigation related to alleged violations of European Union competition rules by the Company and imposed a fine of €39.8 million ($45.6 million), which the Company paid in the first quarter of fiscal 2020. This resulted in the Company borrowing against our credit facilities. Due to the seasonality of our business and cash needs, we expect to increase borrowings from time-to-time during the next twelve months.
In December 2017, the U.S. government enacted the Tax Reform which significantly changes the U.S. corporate income tax laws, including moving from a global taxation regime to a territorial regime and lowering the future U.S. federal tax rate from 35% to 21%. The Company is now required to pay a tax on all historical earnings of foreign subsidiaries that have not been repatriated to the U.S., and as a result, the Company recorded a provisional charge of $23.0 million during the fourth quarter of fiscal 2018. During the third quarter of fiscal 2019, the Company completed the preparation of its U.S. federal tax return for fiscal 2018 and concluded, based on the additional information that had become available, that no transition tax was due with respect to the Tax Reform. As a result, during the third quarter of fiscal 2019, the Company reversed a portion of provisional amounts initially recorded during the three months ended February 3, 2018 and recorded a benefit of $19.6 million. During the fourth quarter of fiscal 2019, the Company concluded based on additional regulatory guidance issued during the quarter related to the Tax Reform, that the Company would owe transition taxes if proposed legislation that clarifies existing tax regulation with respect to the dividends received deduction calculation is passed into law. As a result, during the three months ended February 2, 2019, the Company recorded additional charges due to the Tax Reform of $25.8 million which would be paid in annual installments over the next seven years if the proposed legislation becomes effective.
The Company has historically considered the undistributed earnings of its foreign subsidiaries to be indefinitely reinvested. As a result of the Tax Reform, the Company had a substantial amount of previously taxed earnings that could be distributed to the U.S. without additional U.S. taxation. The Company continues to evaluate its plans for reinvestment or repatriation of unremitted foreign earnings and regularly review its cash positions and determination of permanent reinvestment of foreign earnings. If the Company determines that all or a portion of such foreign earnings are no longer indefinitely reinvested, it may be subject to additional foreign withholding taxes and U.S. state income taxes, beyond the Tax Reform’s one-time transition tax. The Company intends to indefinitely reinvest the remaining earnings from the Company’s foreign subsidiaries for which a deferred tax liability has not already been recorded. As of February 2, 2019, the Company had cash and cash equivalents of $210.5 million, of which approximately $64.9 million was held in the U.S.
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
The Company has presented below the cash flow performance comparison of the year ended February 2, 2019 versus the year ended February 3, 2018.
Operating Activities
Net cash provided by operating activities was $81.7 million for the fiscal year ended February 2, 2019, compared to $148.4 million for the fiscal year ended February 3, 2018, or a decrease of $66.7 million. The decrease was driven primarily by changes in working capital due mainly to higher inventory resulting from retail expansion and inefficient inventory management, and to a lesser extent, higher accounts receivable driven by higher wholesale shipments, partially offset by higher cash flows generated from net earnings during fiscal 2019 compared to the prior year. Net cash provided by operating activities for fiscal 2018 included the impact from up-front payments of approximately $22 million related to the modification of certain lease agreements held with a common landlord in North America.
Investing Activities
Net cash used in investing activities was $123.5 million for the fiscal year ended February 2, 2019, compared to $90.3 million for the fiscal year ended February 3, 2018. Net cash used in investing activities related primarily to capital expenditures incurred on international retail expansion, investments in technology infrastructure and existing store remodeling programs. In addition, purchases of investments, the cost of any business acquisitions, settlements of forward exchange currency contracts and proceeds from the disposition of long-term assets are also included in cash flows used in investing activities.
The increase in cash used in investing activities was driven primarily by higher spending on retail expansion and, to a lesser extent, higher purchases of investments during fiscal 2019 compared to the prior year. During the fiscal year ended February 2, 2019, the Company opened 177 directly operated stores compared to 129 directly operated stores that were opened in the prior year.
Financing Activities
Net cash used in financing activities was $96.8 million for the fiscal year ended February 2, 2019, compared to $128.7 million for the fiscal year ended February 3, 2018. Cash used in financing activities related primarily to the payment of dividends and, to a lesser extent, payments related to borrowings and capital lease obligations as well as repurchases of shares of the Company’s common stock, partially offset by proceeds from borrowings. In addition, payments related to capital distributions to noncontrolling interests, purchase of redeemable noncontrolling interest and debt issuance costs, cash activity from the issuance of common stock under our equity plans and proceeds related to capital contributions from noncontrolling interests are also included in cash flows used in financing activities.
The decrease in net cash used in financing activities was primarily due to lower repurchases of shares of the Company’s common stock. During fiscal 2019, the Company invested $17.6 million to repurchase 1,118,808 of its common shares. During fiscal 2018, the Company invested $56.1 million to repurchase 3,866,387 of its common shares, of which $6.0 million was paid in fiscal 2019. In addition, proceeds received from the issuance of common stock related to the exercise of stock options increased by $6.4 million in fiscal 2019 compared to fiscal 2018. In addition, during the fourth quarter of fiscal 2019, the Company received proceeds from borrowings of $22.7 million and made payments for borrowings and capital lease obligations of $23.5 million.
Effect of Exchange Rates on Cash, Cash Equivalents and Restricted Cash
During the fiscal year ended February 2, 2019, changes in foreign currency translation rates decreased our reported cash, cash equivalents and restricted cash balance by $18.0 million. This compares to an increase of $40.7 million in cash, cash equivalents and restricted cash driven by changes in foreign currency translation rates during the fiscal year ended February 3, 2018.
Working Capital
As of February 2, 2019, the Company had net working capital (including cash and cash equivalents) of $545.3 million, compared to $640.9 million at February 3, 2018. The Company’s primary working capital needs are for accounts receivable and inventory. Accounts receivable increased by $62.0 million, or 23.8%, to $322.0 million as of February 2, 2019, compared to $260.0 million at February 3, 2018. The accounts receivable balance consists of trade receivables relating primarily to the Company’s wholesale business in Europe and, to a lesser extent, to its wholesale businesses in Asia and the Americas, royalty receivables relating to its licensing operations, credit card and retail concession receivables related to its retail businesses and certain other receivables. On a constant currency basis, accounts receivable increased by $86.9 million, or 33.4%, when compared to February 3, 2018. As of February 2, 2019, approximately 49% of our total net trade receivables and 61% of our European net trade receivables were subject to credit insurance coverage, certain bank guarantees or letters of credit for collection purposes. Our credit insurance coverage contains certain terms and conditions specifying deductibles and annual claim limits. Inventory increased by $40.6 million, or 9.5%, to $468.9 million as of February 2, 2019, from $428.3 million at February 3, 2018. On a constant currency basis, inventory increased by $69.9 million, or 16.3%, when compared to February 3, 2018, driven primarily by retail expansion in our international markets, planned growth in Americas Retail and inefficient inventory management.
Subsequent to February 2, 2019, the Company, through its China subsidiary, entered into a short-term uncommitted bank borrowing agreement, primarily for working capital purposes.  The multicurrency borrowing agreement provides for borrowing up to $20 million.

Contractual Obligations and Commitments
The following table summarizes the Company’s contractual obligations as of February 2, 2019 and the effects such obligations are expected to have on liquidity and cash flow in future periods (dollars in thousands):

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Contractual Obligations:
Long-term debt [1]	$28,135	$3,628	$3,862	$2,905	$17,740
Capital lease obligations [1]	21,428	2,966	5,731	5,200	7,531
Operating lease obligations [2]	1,008,656	220,934	340,029	229,861	217,832
Purchase obligations [3]	208,606	208,606	—	—	—
Benefit obligations [4]	91,418	4,560	8,314	8,418	70,126
Total	$1,358,243	$440,694	$357,936	$246,384	$313,229

Other commercial commitments [5]	$2,015	$2,015	$—	$—	$—
______________________________________________________________________

[1]	Includes interest payments.

[2]
Does not include rent based on a percentage of annual sales volume, insurance, taxes and common area maintenance charges. In addition, the amounts above do not include options to extend lease terms that are not yet executed. In fiscal 2019, these variable charges totaled $138.9 million.

[3]
Purchase obligations represent open purchase orders for raw materials and merchandise at the end of the fiscal year. These purchase orders can be impacted by various factors, including the scheduling of market weeks, the timing of issuing orders, the timing of the shipment of orders and currency fluctuations.

[4]	Includes expected payments associated with the deferred compensation plan and the Supplemental Executive Retirement Plan through fiscal 2055.

[5]	Consists of standby letters of credit for workers’ compensation and general liability insurance.
Excluded from the above contractual obligations table is the noncurrent liability for unrecognized tax benefits, including penalties and interest, of $41.4 million. This liability for unrecognized tax benefits has been excluded because the Company cannot make a reliable estimate of the period in which the liability will be settled, if ever.
Off-Balance Sheet Arrangements
Other than certain obligations and commitments included in the table above, we did not have any material off-balance sheet arrangements as of February 2, 2019.
Capital Expenditures
Gross capital expenditures totaled $108.1 million, before deducting lease incentives of $11.6 million, for the fiscal year ended February 2, 2019. This compares to gross capital expenditures of $84.7 million, before deducting lease incentives of $7.4 million, for the fiscal year ended February 3, 2018.
The Company’s investments in capital for the full fiscal year 2020 are planned between $55 million and $65 million. The planned investments in capital are primarily related to retail and e-commerce expansion in Europe and Asia as well as continued investments in technology to support our long-term growth plans.
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

On March 20, 2019, the Company announced a regular quarterly cash dividend of $0.225 per share on the Company’s common stock. The cash dividend will be paid on April 18, 2019 to shareholders of record as of the close of business on April 3, 2019.
The payment of cash dividends in the future will be at the discretion of our Board of Directors and will be based upon a number of business, legal and other considerations, including our cash flow from operations, capital expenditures, debt service and covenant requirements, cash paid for income taxes, earnings, share repurchases, economic conditions and U.S. and global liquidity.
Share Repurchases
On June 26, 2012, the Company’s Board of Directors authorized a program to repurchase, from time-to-time and as market and business conditions warrant, up to $500 million of the Company’s common stock. Repurchases under the program may be made on the open market or in privately negotiated transactions, pursuant to Rule 10b5-1 trading plans or other available means. There is no minimum or maximum number of shares to be repurchased under the program, which may be discontinued at any time, without prior notice. During fiscal 2019, the Company repurchased 1,118,808 shares under the program at an aggregate cost of $17.6 million. During fiscal 2018, the Company repurchased 3,866,387 shares under the program at an aggregate cost of $56.1 million, of which $6.0 million was settled in fiscal 2019. During fiscal 2017, the Company repurchased 289,968 shares at an aggregate cost of $3.5 million. As of February 2, 2019, the Company had remaining authority under the program to purchase $374.6 million of its common stock.
Borrowings and Capital Lease Obligations
See “Part IV. Financial Statements – Note 8 – Borrowings and Capital Lease Obligations” in this Form 10-K for disclosures about our borrowings and capital leases.
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
As a non-qualified pension plan, no dedicated funding of the SERP is required; however, the Company has made periodic payments into insurance policies held in a rabbi trust to fund the expected obligations arising under the non-qualified SERP. The amount of any future payments into the insurance policies, if any, may vary depending on investment performance of the trust. The cash surrender values of the insurance policies were $61.7 million and $64.5 million as of February 2, 2019 and February 3, 2018, respectively, and were included in other assets in the Company’s consolidated balance sheets. As a result of changes in the value of the insurance policy investments, the Company recorded unrealized gains (losses) of $(1.1) million, $7.7 million and $6.9 million in other income and expense during fiscal 2019, fiscal 2018 and fiscal 2017, respectively. The projected benefit obligation was $52.2 million and $54.8 million as of February 2, 2019 and February 3, 2018, respectively, and was included in accrued expenses and other long-term liabilities in the Company’s consolidated balance sheets depending on the expected timing of payments. SERP benefit payments of $1.7 million were made during both fiscal 2019 and fiscal 2018.
Employee Stock Purchase Plan
The Company’s qualified employee stock purchase plan (“ESPP”) allows qualified employees (as defined) to participate in the purchase of designated shares of the Company’s common stock at a price equal to 85% of the lower of the closing price at the beginning or end of each quarterly stock purchase period. The Company has 4,000,000 shares of common stock registered under the ESPP. The Company’s ESPP will remain in effect through March 11, 2022. During the year ended February 2, 2019, 43,737 shares of the Company’s common stock were issued pursuant to the ESPP at an average price of $16.88 per share for a total of $0.7 million.
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
The Company believes that the following significant accounting policies involve a higher degree of judgment and complexity. In addition to the accounting policies mentioned below, see “Part IV. Financial Statements – Note 1 – Description of the Business and Summary of Significant Accounting Policies and Practices” in this Form 10-K for other significant accounting policies.
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
Markdown Allowances
Costs associated with customer markdowns are recorded as a reduction to revenues, and any unapplied amounts are included in accrued expenses. Historically, these markdown allowances resulted from seasonal negotiations with the Company’s wholesale customers, as well as historical trends and the evaluation of the impact of economic conditions.
Gift Card Breakage
Gift card breakage is income recognized due to the non-redemption of a portion of gift cards sold by the Company for which a liability was recorded in prior periods. Gifts cards are mainly used in the U.S. and Canada. The Company issues its gift cards in the U.S. and Canada through one of its subsidiaries and is not required by law to escheat the value of unredeemed gift cards to the state in which the subsidiary is domiciled. Estimated breakage amounts are accounted for under the redemption recognition method and are classified as additional net revenues as the gift cards are redeemed. The Company determined a gift card breakage rate based upon historical redemption patterns, which represented the cumulative estimated amount of gift card breakage from the inception of the electronic gift card program in late 2002. Any future revisions to the estimated breakage rate may result in changes in the amount of breakage income recognized in future periods. See “Part IV. Financial Statements – Note 1 – Description of the Business and Summary of Significant Accounting Policies and Practices” in this Form 10-K for further information regarding the recognition of gift card breakage.

Loyalty Programs
The Company has customer loyalty programs in North America, Europe and Asia which cover all of its brands. Under certain of the programs, primarily in the U.S. and Canada, customers accumulate points based on purchase activity. Once a loyalty program member achieves a certain point level, the member earns awards that may only be redeemed for merchandise. Unredeemed points generally expire after six months without additional purchase activity and unredeemed awards generally expire after two months Where applicable, the Company allocates a portion of the transaction price from sales in its direct-to-consumer channel to its loyalty program by using historical redemption rates to estimate the value of future award redemptions. This amount is accrued in current liabilities and recorded as a reduction of net revenue in the period which the related revenue is recognized. The aggregate dollar value of the loyalty program accruals included in accrued expenses was $5.7 million and $3.8 million as of February 2, 2019 and February 3, 2018, respectively. Future revisions to the estimated liability may result in changes to net revenue.
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
Share-Based Compensation
The Company recognizes compensation expense for all share-based awards granted based on the grant date fair value. The fair value of each stock option is estimated on the grant date using the Black-Scholes option-pricing model and involves several assumptions, including the risk-free interest rate, expected volatility, dividend yield and expected life. The risk-free interest rate is based on the U.S. Treasury yield curve in effect for the expected term of the option at the time of grant. The expected stock price volatility is determined based on an average of both historical volatility and implied volatility. Implied volatility is derived from exchange traded options on the Company’s common stock. The expected dividend yield is based on the Company’s history and expectations of dividend payouts. The expected life is determined based on historical trends. Compensation expense for nonvested stock options and stock awards/units that are not subject to performance-based vesting conditions is recognized on a straight-line basis over the vesting period. During fiscal 2018, the Company adopted authoritative guidance which eliminated the requirement to estimate forfeitures, but rather provides for an election that would allow entities to account for forfeitures as they occur.
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
Certain restricted stock units vest immediately but are considered contingently returnable as a result of certain service conditions. Compensation expense for these types of restricted stock units are recognized on a straight-line basis over the implied service period.

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
The Company’s primary objective is to hedge the variability in forecasted cash flows due to the foreign currency risk. Various transactions that occur primarily in Europe, Canada, South Korea, China, Hong Kong, and Mexico are denominated in U.S. dollars, British pounds and Russian rubles and thus are exposed to earnings risk as a result of exchange rate fluctuations when converted to their functional currencies. These types of transactions include U.S. dollar-denominated purchases of merchandise and U.S. dollar- and British pound-denominated intercompany liabilities. In addition, certain operating expenses, tax liabilities and pension-related liabilities are denominated in Swiss francs and are exposed to earnings risk as a result of exchange rate fluctuations when converted to the functional currency. The Company enters into derivative financial instruments, including forward exchange currency contracts, to offset some but not all of the exchange risk on certain of these anticipated foreign currency transactions. Changes in the fair value of forward contracts designated as cash flow hedges are recorded as a component of accumulated other comprehensive income (expense) within stockholders’ equity and are recognized in cost of product sales or other income and expense in the period which approximates the time the hedged merchandise inventory is sold, or the hedged intercompany liability is incurred.
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
Deferred tax assets and liabilities are determined based on differences between financial reporting bases and tax bases of assets and liabilities and are measured using the enacted tax rates expected to apply to taxable income in the periods in which the deferred tax asset or liability is expected to be realized or settled. Deferred tax assets are reduced by valuation allowances if we believe it is more likely than not that some portion or the entire asset will not be realized. The Company has historically considered the undistributed earnings of its foreign subsidiaries to be indefinitely reinvested. As a result of the Tax Reform, the Company had a substantial amount of previously taxed earnings that could be distributed to the U.S. without additional U.S. taxation. The Company continues to evaluate its plans for reinvestment or repatriation of unremitted foreign earnings and regularly review its cash positions and determination of permanent reinvestment of foreign earnings. If the Company determines that all or a portion of such foreign earnings are no longer indefinitely reinvested, it may be subject to additional foreign withholding taxes and U.S. state income taxes, beyond the Tax Reform’s one-time transition tax. The Company intends to indefinitely reinvest the remaining earnings from the Company’s foreign subsidiaries for which a deferred tax liability has not already been recorded.
Valuation of Goodwill, Intangible and Other Long-Lived Assets
The Company assesses the impairment of its long-lived assets (i.e., goodwill, intangible assets and property and equipment), which requires the Company to make assumptions and judgments regarding the carrying value of these assets on an annual basis, or more frequently if events or changes in circumstances indicate that the assets might be impaired. For goodwill, determination of impairment is made at the reporting unit level which may be either an operating segment or one level below an operating segment if discrete financial information is available. Two or more reporting units within an operating segment may be aggregated for impairment testing if they have similar economic characteristics. The Company has identified its Americas Retail segment, its Americas Wholesale segment, its European wholesale and European retail components of its Europe segment and its China retail component of its Asia segment as reporting units for goodwill impairment testing. For long-lived assets (other than goodwill), the majority relate to its retail operations which consist primarily of regular retail and flagship locations. The Company considers each individual regular retail location as an asset group for impairment testing, which is the lowest level at which individual cash flows can be identified. The asset group includes leasehold improvements, furniture, fixtures and equipment, computer hardware and software, certain long-term security deposits and lease acquisition costs. The Company reviews regular retail locations in penetrated markets for impairment risk once the locations have been opened for at least one year in their current condition, or sooner as changes in circumstances require. The Company believes that waiting at least one year allows a location to reach a maturity level where a more comprehensive analysis of financial performance can be performed. The Company evaluates impairment risk for regular retail locations in new markets, where the Company is in the early stages of establishing its presence, once brand awareness has been established. The Company also evaluates impairment risk for retail locations that are expected to be closed in the foreseeable future. The Company has flagship locations which are used as a regional marketing tool to build brand awareness and promote the Company’s current product. Impairment for these locations is tested at a reporting unit level similar to goodwill since they do not have separately identifiable cash flows.
An asset is considered to be impaired if the Company determines that the carrying value may not be recoverable based upon its assessment of the asset’s ability to continue to generate earnings from operations and positive cash flow in future periods or if significant changes in the Company’s strategic business objectives and utilization of the assets occurred. If the assets (other than goodwill) are assessed to be recoverable, they are depreciated or amortized over the periods benefited. If the assets are considered to be impaired, an impairment charge is recognized representing the amount by which the carrying value of the assets exceeds the fair value of those assets. Fair value is determined based upon the discounted cash flows derived from the underlying asset. The Company uses various assumptions in determining current fair market value of these assets, including future expected cash flows and discount rates. Future expected cash flows for assets in regular retail locations are based on management’s estimates of future cash flows over the remaining lease period or expected life, if shorter. For expected location closures, the Company will evaluate whether it is necessary to shorten the useful life for any of the assets within the respective asset group. The Company will use this revised useful life when estimating the asset group’s future cash flows. The Company considers historical trends, expected future business trends and other factors when estimating the future cash flow for each regular retail location. The Company also considers factors such as: the local environment for each regular retail location, including mall traffic and competition; the Company’s ability to successfully implement strategic initiatives; and the ability to control variable costs such as cost of sales and payroll and, in some cases, renegotiate lease costs. If actual results are not consistent with the assumptions and judgments used in estimating future cash flows and asset fair values, there may be additional exposure to future impairment losses that could be material to the Company’s results of operations. See “Part IV. Financial Statements – Note 1 – Description of the Business and Summary of Significant Accounting Policies and Practices and Note 6 – Goodwill and Intangible Assets” in this Form 10-K for further discussion.
Pension Benefit Plan Actuarial Assumptions
The Company’s pension obligations and related costs are calculated using actuarial concepts, within the authoritative guidance framework. The Company uses the corridor approach to amortize unrecognized actuarial gains or losses over the average remaining service life of active participants. The life expectancy, estimated retirement age, discount rate, estimated future compensation and expected return on plan assets are important elements of expense and/or liability measurement. These critical assumptions are evaluated annually which enables expected future payments for benefits to be stated at present value on the measurement date. If actual results are not consistent with actuarial assumptions, the amounts recognized for the defined benefit plans could change significantly. Refer to “Part IV. Financial Statements – Note 12 – Defined Benefit Plans” in this Form 10-K for detail regarding the Company’s defined benefit plans.
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
Recently Issued Accounting Guidance
See “Part IV. Financial Statements – Note 2 – New Accounting Guidance” in this Form 10-K for disclosures about recently issued accounting guidance.
ITEM 7A.    Quantitative and Qualitative Disclosures About Market Risk.
Exchange Rate Risk
More than half of product sales and licensing revenue recorded for the year ended February 2, 2019 were denominated in currencies other than the U.S. dollar. The Company’s primary exchange rate risk relates to operations in Europe, Canada, South Korea, China, Hong Kong, and Mexico. Changes in currencies affect our earnings in various ways. For further discussion on currency-related risk, please refer to our risk factors under “Part I, Item 1A. Risk Factors.”
Various transactions that occur primarily in Europe, Canada, South Korea, China, Hong Kong, and Mexico are denominated in U.S. dollars, British pounds and Russian rubles and thus are exposed to earnings risk as a result of exchange rate fluctuations when converted to their functional currencies. These types of transactions include U.S. dollar-denominated purchases of merchandise and U.S. dollar- and British pound-denominated intercompany liabilities. In addition, certain operating expenses, tax liabilities and pension-related liabilities are denominated in Swiss francs and are exposed to earnings risk as a result of exchange rate fluctuations when converted to the functional currency. The Company is also subject to certain translation and economic exposures related to its net investment in certain of its international subsidiaries. The Company enters into derivative financial instruments to offset some but not all of its exchange risk. In addition, some of the derivative contracts in place will create volatility during the fiscal year as they are marked-to-market according to the accounting rules and may result in revaluation gains or losses in different periods from when the currency impact on the underlying transactions are realized.

Foreign Exchange Currency Contracts Designated as Cash Flow Hedges
During fiscal 2019, the Company purchased U.S. dollar forward contracts in Europe totaling US$152.4 million that were designated as cash flow hedges. As of February 2, 2019, the Company had forward contracts outstanding for its European and Canadian operations of US$175.2 million and US$3.9 million, respectively, to hedge forecasted merchandise purchases, which are expected to mature over the next 17 months. The Company’s derivative financial instruments are recorded in its consolidated balance sheet at fair value based on quoted market rates. Changes in the fair value of the U.S. dollar forward contracts, designated as cash flow hedges for forecasted merchandise purchases, are recorded as a component of accumulated other comprehensive income (loss) within stockholders’ equity and are recognized in cost of product sales in the period which approximates the time the hedged merchandise inventory is sold. Changes in the fair value of the U.S. dollar forward contracts, designated as cash flow hedges for forecasted intercompany royalties, are recorded as a component of accumulated other comprehensive income (loss) within stockholders’ equity and are recognized in other income (expense) in the period in which the royalty expense is incurred.
As of February 2, 2019, accumulated other comprehensive income (loss) related to foreign exchange currency contracts included a net unrealized gain of approximately $2.2 million, net of tax, of which $2.1 million will be recognized in cost of product sales over the following 12 months, at the then current values on a pre-tax basis, which can be different than the current year-end values. As of February 2, 2019, the net unrealized gain of the remaining open forward contracts recorded in the Company’s consolidated balance sheet was approximately $4.0 million.
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
Derivatives Not Designated as Hedging Instruments
The Company also has foreign exchange currency contracts that are not designated as hedging instruments for accounting purposes. Changes in fair value of foreign exchange currency contracts not designated as hedging instruments are reported in net earnings (loss) as part of other income (expense). For the year ended February 2, 2019, the Company recorded a net gain of $6.8 million for its euro and Canadian dollar foreign currency contracts not designated as hedges, which has been included in other income (expense). As of February 2, 2019, the Company had euro foreign exchange currency contracts to purchase US$8.2 million expected to mature over the next three months. There were no Canadian dollar foreign exchange currency contracts as of February 2, 2019. As of February 2, 2019, the net unrealized gain of these open forward contracts recorded in the Company’s consolidated balance sheet was approximately $0.6 million.
At February 3, 2018, the Company had euro foreign exchange currency contracts to purchase US$68.2 million and Canadian dollar foreign exchange currency contracts to purchase US$17.6 million. At February 3, 2018, the net unrealized loss of these open forward contracts recorded in the Company’s consolidated balance sheet was approximately $4.3 million.
Sensitivity Analysis
As of February 2, 2019, a sensitivity analysis of changes in foreign currencies when measured against the U.S. dollar indicates that, if the U.S. dollar had uniformly weakened by 10% against all of the U.S. dollar denominated foreign exchange derivatives totaling US$187.3 million, the fair value of the instruments would have decreased by $20.8 million. Conversely, if the U.S. dollar uniformly strengthened by 10% against all of the U.S. dollar denominated foreign exchange derivatives, the fair value of these instruments would have increased by $17.0 million. Any resulting changes in the fair value of the hedged instruments may be partially offset by changes in the fair value of certain balance sheet positions (primarily U.S. dollar denominated liabilities in our foreign operations) impacted by the change in the foreign currency rate. The ability to reduce the exposure of currencies on earnings depends on the magnitude of the derivatives compared to the balance sheet positions during each reporting cycle.

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
As of February 2, 2019, accumulated other comprehensive income (loss) related to the interest rate swap agreement included a net unrealized gain of approximately $0.8 million, net of tax, which will be recognized in interest expense after the following 12 months, at the then current values on a pre-tax basis, which can be different than the current year-end values. As of February 2, 2019, the net unrealized gain of the interest rate swap recorded in the Company’s consolidated balance sheet was approximately $1.0 million.
At February 3, 2018, the net unrealized gain of the interest rate swap recorded in the Company’s consolidated balance sheet was approximately $1.5 million.
Sensitivity Analysis
As of February 2, 2019, approximately 93% of the Company’s total indebtedness related to a real estate secured term loan and capital lease obligations. The real estate secured loan is covered by a separate interest rate swap agreement with a swap fixed interest rate of approximately 3.06% that matures in January 2026. The interest rate swap agreement is designated as a cash flow hedge and converts the nature of the Company’s real estate secured term loan from LIBOR floating-rate debt to fixed-rate debt. The capital lease obligations are based on fixed interest rates derived from the respective agreements.
The Company’s remaining indebtedness is at variable rates of interest. Accordingly, changes in interest rates would impact the Company’s results of operations in future periods. A 100 basis point increase in interest rates would have had an insignificant effect on interest expense for the year ended February 2, 2019.
The fair values of the Company’s debt instruments are based on the amount of future cash flows associated with each instrument discounted using the Company’s incremental borrowing rate. As of February 2, 2019 and February 3, 2018, the carrying value of all financial instruments was not materially different from fair value, as the interest rates on the Company’s debt approximated rates currently available to the Company.

Derivatives Designated as Hedging Instruments
The following table summarizes net after-tax activity related to the Company’s foreign exchange currency contracts and interest rate swap agreement designated as cash flow hedges recorded in accumulated other comprehensive income (loss) (in thousands):

	Year Ended Feb 2, 2019	Year Ended Feb 3, 2018
Beginning balance gain (loss)	$(14,369)	$5,400
Net gains (losses) from changes in cash flow hedges	10,962	(20,408)
Net losses reclassified to earnings (loss)	6,406	414
Net losses reclassified to retained earnings[1]	—	225
Ending balance gain (loss)	$2,999	$(14,369)
______________________________________________________________________

[1]
During the fourth quarter of fiscal 2018, the Company early adopted authoritative guidance which addresses certain stranded income tax effects in accumulated other comprehensive loss resulting from the Tax Reform enacted in December 2017. As a result, the Company recorded a cumulative adjustment to reduce retained earnings by $0.2 million with a corresponding increase to accumulated other comprehensive income (loss) related to the Company’s interest rate swap designated as a cash flow hedge.

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
The Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s principal executive officer and principal financial officer, of the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based upon this evaluation, under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of February 2, 2019.
Ernst & Young LLP, the independent registered public accounting firm that audited the Company’s financial statements as of and for the fiscal year ended February 2, 2019 included in this Annual Report on Form 10-K has issued an attestation report on the Company’s internal control over financial reporting, which is set forth below.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting during the fourth quarter of fiscal 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders of Guess?, Inc. and Subsidiaries
Opinion on Internal Control Over Financial Reporting
We have audited Guess?, Inc. and subsidiaries’ internal control over financial reporting as of February 2, 2019, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Guess?, Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of February 2, 2019, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of February 2, 2019 and February 3, 2018, the related consolidated statements of income (loss), comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended February 2, 2019, and the related notes and the financial statement schedule listed in the Index at ITEM 15(a)(2) and our report dated March 29, 2019 expressed an unqualified opinion thereon.
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
March 29, 2019

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
In addition, our Board of Directors has adopted a Code of Ethics that applies to all of our directors, employees and officers, including our Chief Executive Officer and Chief Financial Officer. The current version of the Code of Ethics is available on our investor website, which can be found at http://investors.guess.com. To the extent required by rules adopted by the SEC and The New York Stock Exchange, we intend to promptly disclose future amendments to certain provisions of the Code of Ethics, or waivers of such provisions granted to executive officers and directors, on our investor website.
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
ITEM 16.    Form 10-K Summary.
None.

Guess?, Inc.
Form 10-K
Index to Consolidated Financial Statements and Financial Statement Schedule

1	Report of Independent Registered Public Accounting Firm	F-2

2	Consolidated Financial Statements

	Consolidated Balance Sheets at February 2, 2019 and February 3, 2018	F-3

	Consolidated Statements of Income (Loss) for the Years Ended February 2, 2019, February 3, 2018 and January 28, 2017	F-3

	Consolidated Statements of Comprehensive Income (Loss) for the Years Ended February 2, 2019, February 3, 2018 and January 28, 2017	F-4

	Consolidated Statements of Stockholders’ Equity for the Years Ended February 2, 2019, February 3, 2018 and January 28, 2017	F-5

	Consolidated Statements of Cash Flows for the Years Ended February 2, 2019, February 3, 2018 and January 28, 2017	F-6

	Notes to Consolidated Financial Statements	F-7

3	Consolidated Financial Statement Schedule—Valuation and Qualifying Accounts for the Years Ended February 2, 2019, February 3, 2018 and January 28, 2017	F-56

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders of Guess?, Inc. and Subsidiaries
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Guess?, Inc. and subsidiaries (the Company) as of February 2, 2019 and February 3, 2018, and the related consolidated statements of income (loss), comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended February 2, 2019, and the related notes and the financial statement schedule listed in the Index at ITEM 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at February 2, 2019 and February 3, 2018, and the results of its operations and its cash flows for each of the three years in the period ended February 2, 2019, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of February 2, 2019, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 29, 2019 expressed an unqualified opinion thereon.
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
Los Angeles, California
March 29, 2019

GUESS?, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	February 2, 2019	February 3, 2018
ASSETS
Current assets:
Cash and cash equivalents	$210,460	$367,441
Accounts receivable, net	321,995	259,996
Inventories	468,897	428,304
Other current assets	87,343	52,964
Total current assets	1,088,695	1,108,705
Property and equipment, net	315,558	294,254
Goodwill	37,072	38,481
Other intangible assets, net	6,934	5,977
Deferred tax assets	57,224	68,386
Restricted cash	535	241
Other assets	143,187	139,590
	$1,649,205	$1,655,634
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of capital lease obligations and borrowings	$4,315	$2,845
Accounts payable	286,657	264,438
Accrued expenses	252,392	200,562
Total current liabilities	543,364	467,845
Long-term debt and capital lease obligations	35,012	39,196
Deferred rent and lease incentives	84,893	81,564
Other long-term liabilities	127,438	127,964
	790,707	716,569
Redeemable noncontrolling interests	4,853	5,590

Commitments and contingencies (Note 14)

Stockholders’ equity:
Preferred stock, $.01 par value. Authorized 10,000,000 shares; no shares issued and outstanding	—	—
Common stock, $.01 par value. Authorized 150,000,000 shares; issued 142,707,300 and 141,623,687 shares, outstanding 81,379,660 and 81,371,118 shares, as of February 2, 2019 and February 3, 2018, respectively	814	813
Paid-in capital	523,331	498,249
Retained earnings	1,077,747	1,132,173
Accumulated other comprehensive loss	(126,179)	(93,062)
Treasury stock, 61,327,640 and 60,252,569 shares as of February 2, 2019 and February 3, 2018, respectively	(638,486)	(621,354)
Guess?, Inc. stockholders’ equity	837,227	916,819
Nonredeemable noncontrolling interests	16,418	16,656
Total stockholders’ equity	853,645	933,475
	$1,649,205	$1,655,634
See accompanying notes to consolidated financial statements.
GUESS?, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(in thousands, except per share data)

	Year Ended	Year Ended	Year Ended
	Feb 2, 2019	Feb 3, 2018	Jan 28, 2017
Product sales	$2,526,500	$2,290,999	$2,118,534
Net royalties	83,194	72,755	71,919
Net revenue	2,609,694	2,363,754	2,190,453
Cost of product sales	1,670,090	1,534,906	1,445,413
Gross profit	939,604	828,848	745,040
Selling, general and administrative expenses	835,293	741,641	680,504
European Commission fine	45,637	—	—
Asset impairment charges	6,939	8,479	34,385
Net (gains) losses on lease terminations	(477)	11,373	(695)
Restructuring charges	—	—	6,083
Earnings from operations	52,212	67,355	24,763
Other income (expense):
Interest expense	(3,407)	(2,431)	(1,897)
Interest income	4,494	4,106	1,890
Other income (expense), net	(6,591)	1,241	28,854
	(5,504)	2,916	28,847

Earnings before income tax expense	46,708	70,271	53,610
Income tax expense	29,542	74,172	28,212
Net earnings (loss)	17,166	(3,901)	25,398
Net earnings attributable to noncontrolling interests	3,067	3,993	2,637
Net earnings (loss) attributable to Guess?, Inc.	$14,099	$(7,894)	$22,761

Net earnings (loss) per common share attributable to common stockholders (Note 18):
Basic	$0.17	$(0.11)	$0.27
Diluted	$0.16	$(0.11)	$0.27
Weighted average common shares outstanding attributable to common stockholders (Note 18):
Basic	80,146	82,189	83,666
Diluted	81,589	82,189	83,829
See accompanying notes to consolidated financial statements.

GUESS?, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Year Ended	Year Ended	Year Ended
	Feb 2, 2019	Feb 3, 2018	Jan 28, 2017
Net earnings (loss)	$17,166	$(3,901)	$25,398
Other comprehensive income (loss) (“OCI”):
Foreign currency translation adjustment
Gains (losses) arising during the period	(52,733)	93,416	(2,632)
Derivative financial instruments designated as cash flow hedges
Gains (losses) arising during the period	12,652	(23,388)	887
Less income tax effect	(1,690)	2,980	172
Reclassification to net earnings (loss) for (gains) losses realized	7,118	656	(3,603)
Less income tax effect	(712)	(242)	692
Marketable securities
Losses arising during the period	—	—	(4)
Less income tax effect	—	—	3
Reclassification to net earnings (loss) for losses realized	—	—	25
Less income tax effect	—	—	(9)
Defined benefit plans
Net actuarial gains (losses)	1,733	(2,248)	(1,185)
Foreign currency and other adjustments	311	(269)	(72)
Less income tax effect	(528)	518	95
Net actuarial loss amortization	600	462	341
Prior service credit amortization	(28)	(27)	(28)
Less income tax effect	(76)	(83)	(74)
Total comprehensive income (loss)	(16,187)	67,874	20,006
Less comprehensive income attributable to noncontrolling interests:
Net earnings	3,067	3,993	2,637
Foreign currency translation adjustment	(236)	2,238	(2,057)
Amounts attributable to noncontrolling interests	2,831	6,231	580
Comprehensive income (loss) attributable to Guess?, Inc.	$(19,018)	$61,643	$19,426
See accompanying notes to consolidated financial statements.

GUESS?, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)

	Guess?, Inc. Stockholders’ Equity
	Common Stock					Treasury Stock
	Shares	Amount	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Shares	Amount	Nonredeemable Noncontrolling Interests	Total
Balance at January 30, 2016	83,833,937	$838	$468,574	$1,269,775	$(158,054)	56,195,000	$(562,658)	$12,818	$1,031,293
Net earnings	—	—	—	22,761	—	—	—	2,637	25,398
Foreign currency translation adjustment	—	—	—	—	(575)	—	—	(2,057)	(2,632)
Loss on derivative financial instruments designated as cash flow hedges	—	—	—	—	(1,852)	—	—	—	(1,852)
Other-than-temporary-impairment and unrealized loss on marketable securities	—	—	—	—	15	—	—	—	15
Actuarial valuation loss and related amortization, prior service credit amortization and foreign currency and other adjustments on defined benefit plans	—	—	—	—	(923)	—	—	—	(923)
Issuance of common stock under stock compensation plans including tax effect	481,037	6	(3,819)	—	—	—	—	—	(3,813)
Issuance of stock under Employee Stock Purchase Plan	44,486	—	112	—	—	(44,486)	446	—	558
Share-based compensation	—	—	16,698	210	—	—	—	—	16,908
Dividends, $0.90 per share	—	—	—	(76,997)	—	—	—	—	(76,997)
Share repurchases	(289,968)	(3)	3	—	—	289,968	(3,532)	—	(3,532)
Purchase of redeemable noncontrolling interest	—	—	(1,133)	—	—	—	—	1,133	—
Noncontrolling interest capital distribution	—	—	—	—	—	—	—	(2,759)	(2,759)
Redeemable noncontrolling interest redemption value adjustment	—	—	—	(670)	—	—	—	—	(670)
Balance at January 28, 2017	84,069,492	$841	$480,435	$1,215,079	$(161,389)	56,440,482	$(565,744)	$11,772	$980,994
Cumulative adjustment from adoption of new accounting guidance	—	—	268	942	(1,210)	—	—	—	—
Net earnings (loss)	—	—	—	(7,894)	—	—	—	3,993	(3,901)
Foreign currency translation adjustment	—	—	—	—	91,178	—	—	2,238	93,416
Loss on derivative financial instruments designated as cash flow hedges	—	—	—	—	(19,994)	—	—	—	(19,994)
Actuarial valuation loss and related amortization, prior service credit amortization and foreign currency and other adjustments on defined benefit plans	—	—	—	—	(1,647)	—	—	—	(1,647)
Issuance of common stock under stock compensation plans including tax effect	1,113,713	10	(1,267)	—	—	—	—	—	(1,257)
Issuance of stock under Employee Stock Purchase Plan	54,300	—	17	—	—	(54,300)	549	—	566
Share-based compensation	—	—	18,758	94	—	—	—	—	18,852
Dividends, $0.90 per share	—	—	—	(76,048)	—	—	—	—	(76,048)
Share repurchases	(3,866,387)	(38)	38	—	—	3,866,387	(56,159)	—	(56,159)
Noncontrolling interest capital contribution	—	—	—	—	—	—	—	11	11
Noncontrolling interest capital distribution	—	—	—	—	—	—	—	(1,358)	(1,358)
Balance at February 3, 2018	81,371,118	$813	$498,249	$1,132,173	$(93,062)	60,252,569	$(621,354)	$16,656	$933,475
Cumulative adjustment from adoption of new accounting guidance	—	—	—	5,829	—	—	—	—	5,829
Net earnings	—	—	—	14,099	—	—	—	3,067	17,166
Foreign currency translation adjustment	—	—	—	—	(52,497)	—	—	(236)	(52,733)
Gain on derivative financial instruments designated as cash flow hedges	—	—	—	—	17,368	—	—	—	17,368
Actuarial valuation gain and related amortization, prior service credit amortization and foreign currency and other adjustments on defined benefit plans	—	—	—	—	2,012	—	—	—	2,012
Issuance of common stock under stock compensation plans including tax effect	1,083,613	12	4,994	—	—	—	—	—	5,006
Issuance of stock under Employee Stock Purchase Plan	43,737	—	283	—	—	(43,737)	455	—	738
Share-based compensation	—	—	19,794	179	—	—	—	—	19,973
Dividends, $0.90 per share	—	—	—	(74,533)	—	—	—	—	(74,533)
Share repurchases	(1,118,808)	(11)	11	—	—	1,118,808	(17,587)	—	(17,587)
Noncontrolling interest capital distribution	—	—	—	—	—	—	—	(3,069)	(3,069)
Balance at February 2, 2019	81,379,660	$814	$523,331	$1,077,747	$(126,179)	61,327,640	$(638,486)	$16,418	$853,645
See accompanying notes to consolidated financial statements.

GUESS?, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended	Year Ended	Year Ended
	Feb 2, 2019	Feb 3, 2018	Jan 28, 2017
Cash flows from operating activities:
Net earnings (loss)	$17,166	$(3,901)	$25,398
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization of property and equipment	64,395	62,083	67,480
Amortization of intangible assets	3,962	1,505	1,839
Share-based compensation expense	19,973	18,852	16,908
Unrealized forward contract (gains) losses	(138)	3,087	(3,157)
Deferred income taxes	5,422	23,802	408
Net loss on disposal and impairment of property and equipment and long-term assets	7,267	6,891	11,809
Other items, net	13,297	(7,832)	3,495
Changes in operating assets and liabilities:
Accounts receivable	(41,519)	(11,656)	(10,805)
Inventories	(74,275)	(28,120)	(57,096)
Prepaid expenses and other assets	(27,042)	(429)	(1,839)
Accounts payable and accrued expenses	84,531	69,299	19,054
Deferred rent and lease incentives	6,339	1,221	3,117
Other long-term liabilities	2,301	13,568	(4,871)
Net cash provided by operating activities	81,679	148,370	71,740
Cash flows from investing activities:
Purchases of property and equipment	(108,117)	(84,655)	(90,581)
Proceeds from sale of long-term assets	—	1,052	43,399
Changes in other assets	—	753	—
Acquisition of businesses, net of cash acquired	(6,404)	(4,850)	(2,068)
Net cash settlement of forward contracts	1,444	(2,150)	266
Purchases of investments	(10,451)	(497)	—
Net cash used in investing activities	(123,528)	(90,347)	(48,984)
Cash flows from financing activities:
Payment of debt issuance costs	—	—	(111)
Proceeds from borrowings	22,728	166	21,500
Repayment of borrowings and capital lease obligations	(25,007)	(1,633)	(4,747)
Dividends paid	(73,594)	(76,057)	(76,503)
Purchase of redeemable noncontrolling interest	—	—	(4,445)
Noncontrolling interest capital contribution	—	962	2,157
Noncontrolling interest capital distribution	(3,069)	(1,358)	(2,759)
Issuance of common stock, net of tax withholdings on vesting of stock awards	5,744	(690)	(594)
Purchase of treasury stock	(23,620)	(50,127)	(3,532)
Net cash used in financing activities	(96,818)	(128,737)	(69,034)
Effect of exchange rates on cash, cash equivalents and restricted cash	(18,020)	40,746	(2,071)
Net change in cash, cash equivalents and restricted cash	(156,687)	(29,968)	(48,349)
Cash, cash equivalents and restricted cash at the beginning of the year	367,682	397,650	445,999
Cash, cash equivalents and restricted cash at the end of the year	$210,995	$367,682	$397,650

Supplemental cash flow data:
Interest paid	$2,731	$2,078	$1,225
Income taxes paid	$40,772	$26,907	$24,869

Non-cash investing and financing activity:
Assets acquired under capital lease obligations	$1,172	$18,502	$—
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
Fiscal Year
The Company operates on a 52/53-week fiscal year calendar, which ends on the Saturday nearest to January 31 of each year. All references herein to “fiscal 2019,” “fiscal 2018” and “fiscal 2017” represent the results of the 52-week fiscal years ended February 2, 2019 and January 28, 2017 and the 53-week fiscal year ended February 3, 2018. The additional week in fiscal 2018 occurred during the fourth quarter ended February 3, 2018. References to “fiscal 2020” represent the 52-week fiscal year ending February 1, 2020.
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
Business Segment Reporting
Where applicable, the Company reports information about business segments and related disclosures about products and services, geographic areas and major customers. The Company’s businesses are grouped into five reportable segments for management and internal financial reporting purposes: Americas Retail, Americas Wholesale, Europe, Asia and Licensing. The Company’s Americas Retail, Americas Wholesale, Europe and Licensing reportable segments are the same as their respective operating segments. Certain components of the Company’s Asia reportable segment are separate operating segments based on regions which have been aggregated into the Asia reportable segment for disclosure purposes. Management evaluates segment performance based primarily on revenues and earnings (loss) from operations before corporate performance-based compensation costs, net gains (losses) from lease terminations, asset impairment charges, restructuring charges and certain non-recurring charges, if any. The Americas Retail segment includes the Company’s retail and e-commerce operations in the Americas. The Americas Wholesale segment includes the Company’s wholesale operations in the Americas. The Europe segment includes the Company’s retail, e-commerce and wholesale operations in Europe and the Middle East. The Asia segment includes the Company’s retail, e-commerce and wholesale operations in Asia and the Pacific. The Licensing segment includes the worldwide licensing operations of the Company. The business segment operating results exclude

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

corporate overhead costs, which consist of shared costs of the organization, net gains (losses) on lease terminations, asset impairment charges, restructuring charges and certain non-recurring charges, if any. Corporate overhead costs are presented separately and generally include, among other things, the following unallocated corporate costs: accounting and finance, executive compensation, corporate performance-based compensation, facilities, global advertising and marketing, human resources, information technology and legal. Information regarding these segments is summarized in Note 17.
Revenue Recognition
Products Transferred at a Point in Time
The Company recognizes the majority of its revenue from its direct-to-consumer (brick-and-mortar retail stores and concessions as well as e-commerce) and wholesale distribution channels at a point in time when it satisfies a performance obligation and transfers control of the product to the respective customer. For the Company’s brick-and-mortar retail stores and concessions, revenue is typically recognized at the point of sale and includes estimates of variable consideration such as allowances for sales returns and loyalty award obligations, where applicable. The Company adopted the new revenue recognition standard effective as of February 4, 2018, and accordingly, revenue generated from the Company’s e-commerce sites is recognized when merchandise is transferred to a common carrier. This is a change compared to the Company’s treatment under previous guidance where revenue from the Company’s e-commerce sites was recognized based on the estimated customer receipt date. This change had an immaterial impact on revenue for fiscal 2019. Revenue generated from the Company’s wholesale distribution channel is recognized when control transfers to the customer, which generally occurs upon shipment. The amount of revenue that is recognized is based on the transaction price, which represents the invoiced amount and includes estimates of variable consideration such as allowances for sales returns and markdowns, where applicable. The amount of variable consideration included in the transaction price may be constrained and is included only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized under the contract will not occur in a future period.
The Company accepts payments at its brick-and-mortar retail locations and its e-commerce sites in the form of cash, credit cards, gift cards and loyalty points, where applicable. Payment terms, typically less than one year, are offered to the Company’s wholesale customers and do not include a significant financing component. The Company extends credit to wholesale customers based upon an evaluation of the customer’s financial condition and credit history and generally requires no collateral but does obtain credit insurance when considered appropriate. As of February 2, 2019, approximately 49% of the Company’s total net trade accounts receivable and 61% of its European net trade receivables were subject to credit insurance coverage, certain bank guarantees or letters of credit for collection purposes. The Company’s credit insurance coverage contains certain terms and conditions specifying deductibles and annual claim limits. The Company maintains allowances for doubtful accounts for estimated losses that result from the inability of its wholesale customers to make their required payments. The Company bases its allowances on analysis of the aging of accounts receivable at the date of the financial statements, assessments of historical and current collection trends, an evaluation of the impact of current economic conditions and whether the Company has obtained credit insurance or other guarantees. Management performs regular evaluations concerning the ability of its customers to satisfy their obligations and records a provision for doubtful accounts based on these evaluations. The Company’s credit losses for the periods presented were not significant compared to sales and did not significantly exceed management’s estimates. Refer to Note 3 for further information regarding the Company’s allowance for doubtful accounts.
Shipping and handling costs associated with outbound freight incurred to transfer a product to a customer are accounted for as fulfillment costs and are included in selling, general and administrative (“SG&A”) expenses. Sales and usage-based taxes collected from customers and remitted directly to governmental authorities are excluded from net revenues. This is consistent with the presentation of such amounts in previous years.
The Company does not have significant contract balances related to its direct-to-consumer or wholesale distribution channels other than the allowance for sales returns and markdowns as well as liabilities related to its gift cards and loyalty programs, which are included in accrued expenses. The Company also does not have significant contract acquisition costs related to its direct-to-consumer or wholesale distribution channels.

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Sales Return Allowances
The Company accrues for estimated sales returns in the period in which the related revenue is recognized. To recognize the financial impact of sales returns, the Company estimates the amount of goods that will be returned based on historical experience and current trends and reduces sales and cost of sales accordingly. The Company’s policy allows retail customers in certain regions a grace period to return merchandise following the date of sale. Substantially all of these returns are considered to be resalable at a price that exceeds the cost of the merchandise. The Company adopted the new revenue recognition standard effective as of February 4, 2018, and accordingly, has included the allowance for sales returns in accrued expenses and the estimated cost associated with such sales returns within other current assets in its consolidated balance sheet. Prior to the adoption of the new revenue recognition standard, the Company recorded the allowance for wholesale sales returns against accounts receivable and the estimated cost of inventory associated with the allowance for sales returns in inventories. The allowance for retail sales returns was included in accrued expenses which is consistent with the current presentation. As of February 2, 2019, the Company included $33.2 million in accrued expenses related to the allowance for sales returns and $13.0 million in other current assets related to the estimated cost of such sales returns. As of February 3, 2018, the Company included $25.0 million and $2.9 million in accounts receivable and accrued expenses, respectively, related to the allowance for sales returns and $11.9 million in inventories related to the estimated cost of such sales returns.
Markdown Allowances
Costs associated with customer markdowns are recorded as a reduction to revenues and any amounts unapplied to existing receivables are included in accrued expenses. These markdown allowances resulted from seasonal negotiations with the Company’s wholesale customers, as well as historical trends and the evaluation of the impact of current economic conditions. The Company adopted the new revenue recognition standard effective as of February 4, 2018, and accordingly, has included the allowance for markdowns in accrued expenses in its consolidated balance sheet. As of February 2, 2019, the Company included $12.1 million in accrued expenses related to the allowance for markdowns. As of February 3, 2018, the Company included $10.8 million in accounts receivable related to the allowance for markdowns.
Gift Cards
Gift card breakage is income recognized due to the non-redemption of a portion of gift cards sold by the Company for which a liability was recorded in prior periods. Gifts cards are mainly used in the U.S. and Canada. The Company issues its gift cards in the U.S. and Canada through one of its subsidiaries and is not required by law to escheat the value of unredeemed gift cards to the state in which the subsidiary is domiciled. Estimated breakage amounts are accounted for under the redemption recognition method and are classified as additional net revenues as the gift cards are redeemed. The Company’s gift card breakage rate is approximately 6.3% and 5.5% for the U.S. retail business and Canadian retail business, respectively, based upon historical redemption patterns, which represents the cumulative estimated amount of gift card breakage from the inception of the electronic gift card program in late 2002. Based upon historical redemption trends, the Company recognizes estimated gift card breakage as a component of net revenue in proportion to actual gift card redemptions, over the period that remaining gift card values are redeemed. Any future revisions to the estimated breakage rate may result in changes in the amount of breakage income recognized in future periods. There have been no changes to the Company’s accounting for gift card breakage upon adoption of the new revenue recognition standard effective as of the first quarter of fiscal 2019. In fiscal 2019, fiscal 2018 and fiscal 2017, the Company recognized $0.7 million, $0.7 million and $0.8 million of gift card breakage to revenue, respectively. As of February 2, 2019 and February 3, 2018, the Company included $5.4 million and $5.2 million in accrued expenses related to its gift card liability, respectively.
Loyalty Programs
The Company has customer loyalty programs in North America, Europe and Asia which cover all of its brands. Under certain of the programs, primarily in the U.S. and Canada, customers accumulate points based on purchase activity. Once a loyalty program member achieves a certain point level, the member earns awards that may only be redeemed for merchandise. Unredeemed points generally expire after six months without additional purchase activity and unredeemed awards generally expire after two months. Where applicable, the Company allocates a portion of the transaction price from sales in its direct-to-consumer channel to its loyalty program by using historical redemption

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

rates to estimate the value of future award redemptions. This amount is accrued in current liabilities and recorded as a reduction of net revenue in the period which the related revenue is recognized. During fiscal 2019, fiscal 2018 and fiscal 2017, activity related to the Company’s loyalty programs increased (decreased) net revenue by $(1.7) million, $0.3 million and $0.7 million, respectively. The aggregate dollar value of the loyalty program accruals included in accrued expenses was $5.7 million and $3.8 million as of February 2, 2019 and February 3, 2018, respectively. Future revisions to the estimated liability may result in changes to net revenue.
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
The typical license agreement requires that the licensee pay the Company the greater of a royalty based on a percentage of the licensee’s net sales of licensed products or a guaranteed annual minimum royalty that typically increases over the term of the license agreement. Generally, licensees are also required to make contributions to advertising funds, as a percentage of their sales, or may elect to increase their contribution to support specific brand-building initiatives. The Company recognizes revenue from sales-based royalty and advertising fund contributions when the related sales occur, which is consistent with the timing of when the performance obligation is satisfied. The Company adopted the new revenue recognition standard effective as of February 4, 2018, and accordingly, has recorded advertising contributions in revenue on a gross basis separate from any related advertising expenditures made by the Company which are recorded in SG&A expenses in the Company’s consolidated statements of income (loss). Prior to the adoption of the new revenue recognition standard, the Company recorded advertising contributions received from its licensees and the related advertising expenditures incurred by the Company on a net basis in its consolidated balance sheet. Under previous guidance, to the extent that the advertising contributions exceed the Company’s advertising expenditures for its licensees, the excess contribution was treated as a deferred liability and was included in accrued expenses in the Company’s consolidated balance sheet. Refer to Note 2 for detail regarding the impact of this change on the Company’s consolidated balance sheet and its consolidated statements of income (loss) as a result of the adoption of the new revenue recognition standard. The Company records royalty and advertising payments received on the Company’s purchases of licensed product as a reduction of the cost of the licensed product.
The Company’s trademark license agreements customarily provide for a multi-year initial term ranging from three to ten years, with a possible option to renew prior to expiration for an additional multi-year period. Several of the Company’s key license agreements provide for specified, fixed cash rights payments over and above our normal, ongoing royalty payments in consideration of the grant of the license rights. These payments are recognized ratably as revenue over the term of the license agreement and do not include a significant financing component. The unrecognized portion of upfront payments is included in deferred royalties in accrued expenses and other long-term liabilities depending on the short or long-term nature of the payments to be recognized. As of February 2, 2019, the Company had $6.4 million and $15.5 million of deferred royalties included in accrued expenses and other long-term liabilities, respectively. This compares to $6.8 million and $12.8 million of deferred royalties included in accrued expenses and other long-term liabilities, respectively, at February 3, 2018. In fiscal 2019, fiscal 2018 and fiscal 2017, the Company recognized $13.0 million, $12.0 million and $13.9 million in net royalties related to the amortization of the deferred royalties, respectively.
Contract balances related to the Company’s licensing distribution channel consist primarily of royalty receivables and liabilities related to deferred royalties. Refer to Note 3 for further information on royalty receivables. The Company does not have significant contract acquisition costs related to its licensing operations.
Refer to Note 17 for further information on disaggregation of revenue by segment and country.

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Classification of Certain Costs and Expenses
The Company includes inbound freight charges, purchasing costs and related overhead, retail store occupancy costs, including rent and depreciation, and a portion of the Company’s distribution costs related to its direct-to-consumer business in cost of product sales. Distribution costs related primarily to the wholesale business are included in SG&A expenses and amounted to $55.7 million, $34.2 million and $22.6 million for fiscal 2019, fiscal 2018 and fiscal 2017, respectively. The Company also includes store selling, selling and merchandising, advertising, design and other corporate overhead costs as a component of SG&A expenses.
The Company classifies amounts billed to customers for shipping fees as revenues and classifies costs related to shipping as cost of product sales in the accompanying consolidated statements of income (loss).
Advertising and Marketing Costs
The Company expenses the cost of advertising as incurred. Advertising and marketing expenses charged to operations for fiscal 2019, fiscal 2018 and fiscal 2017 were $56.8 million, $36.3 million and $37.1 million, respectively. The adoption of the new revenue recognition standard resulted in additional advertising expense of $9.6 million during fiscal 2019. See Note 2 - New Accounting Guidance for additional information.
Share-Based Compensation
The Company recognizes compensation expense for all share-based awards granted based on the grant date fair value. The fair value of each stock option is estimated on the grant date using the Black-Scholes option-pricing model and involves several assumptions, including the risk-free interest rate, expected volatility, dividend yield and expected life. The risk-free interest rate is based on the U.S. Treasury yield curve in effect for the expected term of the option at the time of grant. The expected stock price volatility is determined based on an average of both historical volatility and implied volatility. Implied volatility is derived from exchange traded options on the Company’s common stock. The expected dividend yield is based on the Company’s history and expectations of dividend payouts. The expected life is determined based on historical trends. Compensation expense for nonvested stock options and stock awards/units that are not subject to performance-based vesting conditions is recognized on a straight-line basis over the vesting period. During fiscal 2018, the Company adopted authoritative guidance which eliminated the requirement to estimate forfeitures, but rather provides for an election that would allow entities to account for forfeitures as they occur.
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
Certain restricted stock units vest immediately but are considered contingently returnable as a result of certain service conditions. Compensation expense for these restricted stock units will be recognized on a straight-line basis over the implied service period.
Foreign Currency
Foreign Currency Translation Adjustment
The local selling currency is typically the functional currency for all of the Company’s significant international operations. In accordance with authoritative guidance, assets and liabilities of the Company’s foreign operations are translated from foreign currencies into U.S. dollars at period-end rates, while income and expenses are translated at the weighted average exchange rates for the period. The related translation adjustments are reflected as a foreign

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

currency translation adjustment in accumulated other comprehensive income (loss) within stockholders’ equity. In addition, the Company records foreign currency translation adjustments related to its noncontrolling interests within stockholders’ equity. Periodically, the Company may also use foreign exchange currency contracts to hedge the translation and economic exposures related to its net investments in certain of its international subsidiaries (see below). Changes in the fair values of these foreign exchange currency contracts, designated as net investment hedges, are recorded in foreign currency translation adjustment as a component of accumulated other comprehensive income (loss) within stockholders’ equity. The total foreign currency translation adjustment decreased stockholders’ equity (including amounts attributable to nonredeemable noncontrolling interests) by $52.7 million, from an accumulated foreign currency translation loss of $71.3 million as of February 3, 2018 to an accumulated foreign currency translation loss of $124.0 million as of February 2, 2019.
Foreign Currency Transaction Gains and Losses
Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency, including gains and losses on foreign exchange currency contracts (see below), are included in the consolidated statements of income (loss). Net foreign currency transaction gains (losses) included in the determination of net earnings (loss) were $(9.6) million, $(5.9) million and $3.6 million for fiscal 2019, fiscal 2018 and fiscal 2017, respectively.
Derivatives
Foreign Exchange Currency Contracts
The Company operates in foreign countries, which exposes it to market risk associated with foreign currency exchange rate fluctuations. Various transactions that occur primarily in Europe, Canada, South Korea, China, Hong Kong, and Mexico are denominated in U.S. dollars, British pounds and Russian rubles and thus are exposed to earnings risk as a result of exchange rate fluctuations when converted to their functional currencies. These types of transactions include U.S. dollar-denominated purchases of merchandise and U.S. dollar- and British pound-denominated intercompany liabilities. In addition, certain operating expenses, tax liabilities and pension-related liabilities are denominated in Swiss francs and are exposed to earnings risk as a result of exchange rate fluctuations when converted to the functional currency. The Company has entered into certain forward contracts to hedge the risk of a portion of these anticipated foreign currency transactions against foreign currency rate fluctuations. The Company has elected to apply the hedge accounting rules in accordance with authoritative guidance for certain of these hedges. The Company does not hedge all transactions denominated in foreign currency. The Company may also hedge the translation and economic exposures related to its net investments in certain of its international subsidiaries.
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

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Earnings (Loss) Per Share
Basic earnings (loss) per share represents net earnings (loss) attributable to common stockholders divided by the weighted average number of common shares outstanding during the period. The Company considers any restricted stock units with forfeitable dividend rights that are issued and outstanding, but considered contingently returnable if certain service conditions are not met, as common equivalent shares outstanding. These restricted stock units are excluded from the weighted average number of common shares outstanding and basic earnings (loss) per share calculation until the respective service conditions have been met. Diluted earnings per share represents net earnings attributable to common stockholders divided by the weighted average number of common shares outstanding, inclusive of the dilutive impact of common equivalent shares outstanding during the period. The potentially dilutive impact of common equivalent shares outstanding is not included in the computation of diluted net loss per share if the impact of the shares would be antidilutive due to a net loss incurred for the period. Nonvested restricted stock awards (referred to as participating securities) are excluded from the dilutive impact of common equivalent shares outstanding in accordance with authoritative guidance under the two-class method since the nonvested restricted stockholders are entitled to participate in dividends declared on common stock as if the shares were fully vested and hence are deemed to be participating securities. Under the two-class method, distributed and undistributed earnings attributable to nonvested restricted stockholders are excluded from net earnings (loss) attributable to common stockholders for purposes of calculating basic and diluted earnings (loss) per common share. However, net losses are not allocated to nonvested restricted stockholders because they are not contractually obligated to share in the losses of the Company.
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

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
The Company periodically evaluates investment securities for other-than-temporary-impairment using both qualitative and quantitative criteria such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and the Company’s ability and intent to hold the investment for a period of time which may be sufficient for anticipated recovery in market value. Other-than-temporary-impairment is recognized in net earnings (loss) as part of other income (expense) in the period which the unrealized losses are deemed other than temporary. During fiscal 2017, the Company determined that its available-for-sale securities were fully impaired and recognized minimal other-than-temporary-impairment in other expense. During fiscal 2019, the Company sold these available-for-sale securities and realized a minimal gain.
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
The Company is also exposed to concentrations of credit risk through its accounts receivable balances. The Company extends credit to wholesale customers based upon an evaluation of the customer’s financial condition and credit history and generally requires no collateral but does obtain credit insurance when considered appropriate. The Company’s two largest wholesale customers accounted for a total of approximately 2.4%, 2.2% and 2.7% of the Company’s consolidated net revenue in fiscal 2019, fiscal 2018 and fiscal 2017, respectively.
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

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Depreciation and Amortization
Depreciation and amortization of property and equipment and purchased intangibles are provided using the straight-line method over the following useful lives:

Building and building improvements	10 to 39 years
Furniture, fixtures and equipment	2 to 10 years
Purchased intangibles	2 to 20 years
Leasehold improvements are amortized over the lesser of the estimated useful life of the asset or the term of the lease, including reasonably-assured renewal periods. Construction in progress is not depreciated until the related asset is completed and placed in service.
Long-Lived Assets
Long-lived assets, such as property and equipment, and purchased intangibles subject to amortization, are reviewed for impairment quarterly or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The majority of the Company’s long-lived assets relate to its retail operations which consist primarily of regular retail and flagship locations. The Company considers each individual regular retail location as an asset group for impairment testing, which is the lowest level at which individual cash flows can be identified. The asset group includes leasehold improvements, furniture, fixtures and equipment, computer hardware and software, certain long-term security deposits and lease acquisition costs. The Company reviews regular retail locations in penetrated markets for impairment risk once the locations have been opened for at least one year in their current condition, or sooner as changes in circumstances require. The Company believes that waiting at least one year allows a location to reach a maturity level where a more comprehensive analysis of financial performance can be performed. The Company evaluates impairment risk for regular retail locations in new markets, where the Company is in the early stages of establishing its presence, once brand awareness has been established. The Company also evaluates impairment risk for retail locations that are expected to be closed in the foreseeable future. The Company has flagship locations which are used as a regional marketing tool to build brand awareness and promote the Company’s current product. Impairment for these locations is tested at a reporting unit level similar to goodwill (see below) since they do not have separately identifiable cash flows.
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

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Goodwill
Goodwill is tested annually for impairment or more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. This determination is made at the reporting unit level which may be either an operating segment or one level below an operating segment if discrete financial information is available. Two or more reporting units within an operating segment may be aggregated for impairment testing if they have similar economic characteristics. The Company has identified its Americas Retail segment, its Americas Wholesale segment, its European wholesale and European retail components of its Europe segment and its China retail component of its Asia segment as reporting units for goodwill impairment testing. In accordance with authoritative guidance, the Company may first assess qualitative factors relevant in determining whether it is more likely than not that the fair values of its reporting units are less than their carrying amounts. Based on this analysis, the Company may determine whether it is necessary to perform a quantitative impairment test. If it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the amount of any impairment loss to be recognized for that reporting unit is determined using two steps. First, the Company determines the fair value of the reporting unit using a discounted cash flow analysis, which requires unobservable inputs (Level 3) within the fair value hierarchy as defined in Note 20. These inputs include selection of an appropriate discount rate and the amount and timing of expected future cash flows. Second, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill and other intangibles over the implied fair value. The implied fair value is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation, in accordance with authoritative guidance.
Other Assets
Other assets mainly relate to the Company’s investments in insurance policies held in rabbi trusts to fund expected obligations arising under its non-qualified supplemental executive retirement and deferred compensation plans. Refer to Notes 12 and 15 for further information regarding these investments.
During fiscal 2019, the Company invested $8.3 million in a privately-held apparel company headquartered in France and holds a 30% minority interest. In addition, other assets also relate to security, key money and other deposits to secure prime retail store locations and receivables related to refundable value-added tax payments mainly from European taxing authorities.
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
Net Gains (Losses) on Lease Terminations
During fiscal 2019, the Company recorded net gains on lease terminations of approximately $0.5 million related primarily to the early termination of certain lease agreements in North America. During fiscal 2018, the Company recorded net losses on lease terminations related primarily to the modification of certain lease agreements held with a common landlord in North America. In connection with this modification, the Company made up-front payments of approximately $22.0 million, of which $12.4 million was recognized as net losses on lease terminations and $9.6 million was recorded as advance rent payments. During fiscal 2018, the Company also recorded net gains on lease terminations of approximately $1.0 million related primarily to the early termination of certain lease agreements in Europe. During fiscal 2017, the Company recorded net gains on lease terminations of $0.7 million related primarily to the early termination of certain lease agreements in Europe.
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
(2) New Accounting Guidance
Changes in Accounting Policies
In May 2014, the Financial Accounting Standards Board (“FASB”) issued a comprehensive new revenue recognition standard which superseded previous existing revenue recognition guidance. The standard is intended to clarify the principles of recognizing revenue and create common revenue recognition guidance between GAAP and International Financial Reporting Standards. The standard also requires expanded disclosures surrounding revenue recognition. During fiscal 2017, the FASB issued additional clarification guidance on the new revenue recognition standard which also included certain scope improvements and practical expedients. The Company adopted this guidance (including clarification guidance issued) effective February 4, 2018 using the modified retrospective method and, as a result, recorded a cumulative adjustment to increase retained earnings by approximately $5.8 million, net of taxes. The adjustment related primarily to changes in the presentation of advertising contributions received from the Company’s licensees and the related advertising expenditures incurred by the Company. Under previous guidance, the Company recorded advertising contributions received from its licensees and the related advertising expenditures incurred by the Company on a net basis in its consolidated balance sheet. To the extent that the advertising contributions exceeded the Company’s advertising expenditures for its licensees, the excess contribution was treated as a deferred liability and was included in accrued expenses in the Company’s consolidated balance sheet. Under the new revenue recognition standard, advertising contributions and related advertising expenditures related to the Company’s licensing business are recorded on a gross basis in the Company’s consolidated statements of income (loss). This change resulted in an increase to net revenue and SG&A expenses of $10.7 million and $9.6 million, respectively, during fiscal 2019 compared to the prior year. Other minor differences related to the timing of revenue recognition from the Company’s e-commerce operations, which are now recognized when merchandise is transferred to a common carrier rather than upon receipt by the customer, and a minimal change in the valuation of the amount that is deferred related to points earned under the Company’s loyalty programs. Additionally, allowances for wholesale sales returns and wholesale markdowns are now presented as accrued expenses rather than as reductions to accounts receivable, and the estimated cost associated with the allowance for sales returns is presented within other current assets rather than included in inventories in the Company’s consolidated balance sheet. Refer to Note 1 for the Company’s expanded disclosures on revenue recognition.
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
In October 2016, the FASB issued authoritative guidance which amends the accounting for income taxes on intra-entity transfers of assets other than inventory. This guidance requires that entities recognize the income tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs. The income tax consequences on intra-entity transfers of inventory will continue to be deferred until the inventory has been sold to a third-party. The Company adopted this guidance effective February 4, 2018. The adoption of this guidance did not have an impact on the Company’s consolidated financial statements or related disclosures.
In March 2017, the FASB issued authoritative guidance related to the presentation of net periodic pension cost in the income statement. This guidance requires that the service cost component of net periodic pension cost be presented in the same line as other compensation costs arising from services rendered by the employees during the period. The other non-service components of net periodic pension cost are required to be presented in the income statement separately from the service cost component and outside of earnings from operations. This guidance also allows for the service cost component to be eligible for capitalization when applicable. The Company adopted this guidance effective February 4, 2018 on a retrospective basis for the presentation of the service cost component and other non-service components of net periodic pension cost in the income statement and on a prospective basis for capitalization of the service cost component. As a result, the Company reclassified $2.2 million and $2.1 million from SG&A expenses to other expense during fiscal 2018 and fiscal 2017, respectively, which resulted in a related improvement in earnings from operations during each of the respective periods. Other than the change in presentation of other non-service components of net periodic pension cost within the Company’s consolidated statements of income (loss), the adoption of this guidance did not have an impact on the Company’s consolidated financial statements and related disclosures.
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
Recently Issued Accounting Guidance
In February 2016, the FASB issued a comprehensive new lease standard which will supersede previous lease guidance. The standard requires a lessee to recognize an asset related to the right to use the underlying asset and a liability that approximates the present value of the lease payments over the term for contracts that qualify as leases under the new guidance. In July 2018, the FASB issued authoritative guidance that provides entities with an additional transition method of applying the new lease standard at the adoption date and recognizing a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The FASB has also issued subsequent related ASUs, which detail amendments to the ASU, implementation considerations, narrow-scope improvements and practical expedients. The Company has elected to apply the group of practical expedients which allows the Company to carry forward its identification of contracts that are or contain leases, its historical lease classification and its initial direct costs for existing leases. The Company has also elected to recognize leases with an initial term

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

of 12 months on a straight-line basis without recognizing a right-to-use asset or operating lease liability. The Company is in the process of finalizing the data validation and associated internal controls for its selected global lease management system. We currently estimate that the adoption of this standard will result in the recording of a material right-of-use asset and a material operating lease liability, as well as enhanced disclosures. We do not expect the adoption of this standard to have an impact on our Consolidated Statement of Cash Flows, or earnings from operations in our Consolidated Statements of Income (Loss). We are currently assessing the impact to other income (expense), net, related to unrealized gains or losses on operating lease liabilities denominated in currencies other than the functional currency of the right-of-use asset.
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
In August 2017, the FASB issued authoritative guidance to better align the results of hedge accounting with an entity’s risk management activities. This guidance updates the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results in the financial statements. In October 2018, the FASB clarified the new hedge accounting guidance by allowing the Secured Overnight Financing Rate to be eligible as a U.S. benchmark interest rate for purposes of applying hedge accounting. This guidance is effective for fiscal years beginning after December 15, 2018, which will be the Company’s first quarter of fiscal 2020, and requires a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption, with early adoption permitted. The updated presentation and disclosure guidance is required only on a prospective basis. The adoption of this guidance in fiscal 2020 is expected to decrease retained earnings and increase accumulated other comprehensive income (loss) by approximately $2.0 million. Approximately $1.4 million of this gain will be recognized in cost of product sales over the following 12 months, on a pre-tax basis.
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

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
(3) Accounts Receivable
Accounts receivable is summarized as follows (in thousands):

	Feb 2, 2019	Feb 3, 2018
Trade	$314,651	$290,478
Royalty	5,992	5,504
Other	9,892	13,233
	330,535	309,215
Less allowances:
Doubtful accounts	8,540	13,478
Markdowns[1]	—	10,777
Sales returns[1]	—	24,964
	8,540	49,219
	$321,995	$259,996
______________________________________________________________________

[1]
In fiscal 2018, the accounts receivable allowance included allowances for doubtful accounts, wholesale sales returns and wholesale markdowns. In accordance with the new revenue recognition standard adopted in fiscal 2019, wholesale sales returns and wholesale markdowns have been included in accrued expenses. Retail sales returns allowances are included in accrued expenses.

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

(4) Inventories
Inventories consist of the following (in thousands):

	Feb 2, 2019	Feb 3, 2018
Raw materials	$881	$604
Work in progress	162	16
Finished goods	467,854	427,684
	$468,897	$428,304
The above balances include an allowance to write down inventories to the lower of cost or net realizable value of $31.8 million and $30.8 million as of February 2, 2019 and February 3, 2018, respectively.

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(5) Property and Equipment
Property and equipment is summarized as follows (in thousands):

	Feb 2, 2019	Feb 3, 2018
Land, buildings and improvements	$52,039	$54,035
Leasehold improvements	387,802	380,234
Furniture, fixtures and equipment	410,518	389,393
Construction in progress	18,844	16,555
Assets under capital leases	19,069	19,560
	888,272	859,777
Less accumulated depreciation and amortization	572,714	565,523
	$315,558	$294,254
During fiscal 2019 and 2018, the Company entered into capital leases related primarily to computer hardware and software. During fiscal 2018, the Company entered into a capital lease for equipment to be used in its European distribution center in the Netherlands. The accumulated depreciation and amortization related to assets under capital leases was approximately $3.1 million and $0.9 million as of February 2, 2019 and February 3, 2018, respectively, and was included in depreciation expense when recognized. See Note 8 for more information regarding the related capital lease obligations.
Construction in progress represents the costs associated with the construction in progress of leasehold improvements to be used in the Company’s operations, primarily for new and remodeled stores in retail operations.
Impairment
The Company recorded asset impairment charges of $6.9 million, $8.5 million and $34.4 million for fiscal 2019, fiscal 2018 and fiscal 2017, respectively. The asset impairment charges related primarily to the impairment of certain retail locations resulting from under-performance and expected store closures during each of the respective periods.
Impairments to long-lived assets are summarized as follows (in thousands):

	Feb 2, 2019	Feb 3, 2018
Aggregate carrying value of long-lived assets impaired	$7,111	$8,728
Less asset impairment charges	6,939	8,479
Aggregate remaining fair value of long-lived assets impaired	$172	$249
The Company’s impairment evaluations included testing of 128 retail locations and 233 retail locations during fiscal 2019 and fiscal 2018, respectively, which were deemed to have impairment indicators. The Company concluded that 35 retail locations and 99 retail locations, respectively, were determined to be impaired, as the carrying amounts of the assets exceeded their estimated fair values (determined based on discounted cash flows) at each of the respective dates. Refer to Note 1 for a description of other assumptions that management considers in estimating the future discounted cash flows. If actual results are not consistent with the assumptions and judgments used in estimating future cash flows and asset fair values, there may be additional exposure to future impairment losses that could be material to the Company’s results of operations.

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(6) Goodwill and Intangible Assets
Goodwill activity is summarized by business segment as follows (in thousands):

	Americas Retail	Americas Wholesale	Europe	Asia	Total
Goodwill balance at January 28, 2017	$1,729	$9,966	$21,472	$933	$34,100
Adjustments:
Acquisition	—	—	—	566	566
Translation adjustments	36	6	3,653	120	3,815
Goodwill balance at February 3, 2018	1,765	9,972	25,125	1,619	38,481
Adjustments:
Acquisition	—	—	857	—	857
Translation adjustments	(34)	(6)	(2,120)	(106)	(2,266)
Goodwill balance at February 2, 2019	$1,731	$9,966	$23,862	$1,513	$37,072
The Company has no accumulated impairment related to goodwill.
From time-to-time, the Company may acquire certain retail locations from its wholesale partners which may result in the recognition of goodwill or other intangible assets. During fiscal 2019, the Company recognized goodwill of approximately $0.9 million related to the acquisition of 10 retail locations from one of its European wholesale partners. During fiscal 2018, the Company recognized goodwill of approximately $0.6 million related to the acquisition of 14 retail locations from three of its Asian wholesale partners.
Other intangible assets as of February 2, 2019 consisted primarily of lease and licensee acquisition costs related to European acquisitions. Gross intangible assets were $34.2 million and $33.6 million as of February 2, 2019 and February 3, 2018, respectively. The accumulated amortization of intangible assets with finite useful lives was $27.3 million and $27.6 million for the years ended February 2, 2019 and February 3, 2018, respectively. For these assets, amortization expense over the next five years is expected to be approximately $1.7 million in fiscal 2020, $1.3 million in fiscal 2021, $1.0 million in fiscal 2022, $0.8 million in fiscal 2023, $0.5 million in fiscal 2024 and $1.6 million thereafter.

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(7) Accrued Expenses
Accrued expenses are summarized as follows (in thousands):

	Feb 2, 2019	Feb 3, 2018
Accrued compensation and benefits	$64,543	$73,815
Professional and legal fees	57,401	14,281
Allowance for sales returns[1]	33,217	2,917
Sales and use taxes, property taxes and other indirect taxes	32,777	33,390
Allowance for markdowns[1]	12,121	—
Accrued rent	9,000	8,039
Deferred royalties and other revenue	8,260	7,273
Loyalty programs	5,728	3,816
Construction costs	5,408	3,428
Gift cards	5,376	5,213
Income taxes	4,362	5,186
Advertising	1,503	9,677
Derivative financial instruments	77	16,487
Share repurchase	—	6,033
Other	12,619	11,007
	$252,392	$200,562
______________________________________________________________________

[1]
In fiscal 2018, the allowances for doubtful accounts, wholesale sales returns and wholesale markdowns were included in accounts receivable. In fiscal 2019, as a result of the implementation of the revenue recognition guidance, the wholesale sales returns and wholesale markdowns have been included in accrued expenses.

(8) Borrowings and Capital Lease Obligations
Borrowings and capital lease obligations are summarized as follows (in thousands):

	Feb 2, 2019	Feb 3, 2018
Mortgage debt, maturing monthly through January 2026	$19,738	$20,323
Capital lease obligations	16,702	18,589
Other	2,887	3,129
	39,327	42,041
Less current installments	4,315	2,845
Long-term debt and capital lease obligations	$35,012	$39,196
Mortgage Debt
On February 16, 2016, the Company entered into a ten-year $21.5 million real estate secured loan (the “Mortgage Debt”). The Mortgage Debt is secured by the Company’s U.S. distribution center based in Louisville, Kentucky and provides for monthly principal and interest payments based on a 25-year amortization schedule, with the remaining principal balance and any accrued and unpaid interest due at maturity. Outstanding principal balances under the Mortgage Debt bear interest at the one-month LIBOR rate plus 1.5%. As of February 2, 2019, outstanding borrowings under the Mortgage Debt, net of debt issuance costs of $0.1 million, were $19.7 million. At February 3, 2018, outstanding borrowings under the Mortgage Debt, net of debt issuance costs of $0.1 million, were $20.3 million.
The Mortgage Debt requires the Company to comply with a fixed charge coverage ratio on a trailing four-quarter basis if consolidated cash, cash equivalents, short term investment balances and availability under borrowing arrangements fall below certain levels. In addition, the Mortgage Debt contains customary covenants, including covenants that limit or restrict the Company’s ability to incur liens on the mortgaged property and enter into certain contractual obligations. Upon the occurrence of an event of default under the Mortgage Debt, the lender may terminate

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

the Mortgage Debt and declare all amounts outstanding to be immediately due and payable. The Mortgage Debt specifies a number of events of default (some of which are subject to applicable grace or cure periods), including, among other things, non-payment defaults, covenant defaults, cross-defaults to other material indebtedness, bankruptcy and insolvency defaults and material judgment defaults.
On February 16, 2016, the Company also entered into a separate interest rate swap agreement, designated as a cash flow hedge, that resulted in a swap fixed rate of approximately 3.06%. This interest rate swap agreement matures in January 2026 and converts the nature of the Mortgage Debt from LIBOR floating-rate debt to fixed-rate debt. The fair value of the interest rate swap asset was approximately $1.0 million and $1.5 million as of February 2, 2019 and February 3, 2018, respectively.
Capital Lease Obligations
During fiscal 2019 and 2018, the Company entered into capital leases of approximately $1.2 million and $1.5 million, respectively, related primarily to computer hardware and software. As of February 2, 2019 and February 3, 2018, this capital lease obligation was $2.0 million and $1.3 million, respectively.
During fiscal 2018, the Company began the relocation of its European distribution center to the Netherlands. As a result, the Company entered into a capital lease of $17.0 million for equipment used in the new facility. The capital lease primarily provides for monthly minimum lease payments through May 2027 with an effective interest rate of approximately 6%. As of February 2, 2019 and February 3, 2018, the capital lease obligation was $14.7 million and $17.3 million, respectively.
Credit Facilities
On June 23, 2015, the Company entered into a five-year senior secured asset-based revolving credit facility with Bank of America, N.A. and the other lenders party thereto (the “Credit Facility”). The Credit Facility provides for a borrowing capacity in an amount up to $150 million, including a Canadian sub-facility up to $50 million, subject to a borrowing base. Based on applicable accounts receivable and inventory as of February 2, 2019, the Company could have borrowed up to $127 million under the Credit Facility. The Credit Facility has an option to expand the borrowing capacity by up to $150 million subject to certain terms and conditions, including the willingness of existing or new lenders to assume such increased amount. The Credit Facility is available for direct borrowings and the issuance of letters of credit, subject to certain letters of credit sublimits, and may be used for working capital and other general corporate purposes.
All obligations under the Credit Facility are unconditionally guaranteed by the Company and the Company’s existing and future domestic and Canadian subsidiaries, subject to certain exceptions, and are secured by a first priority lien on substantially all of the assets of the Company and such domestic and Canadian subsidiaries, as applicable.
Direct borrowings under the Credit Facility made by the Company and its domestic subsidiaries shall bear interest at the U.S. base rate plus an applicable margin (varying from 0.25% to 0.75%) or at LIBOR plus an applicable margin (varying from 1.25% to 1.75%). The U.S. base rate is based on the greater of (i) the U.S. prime rate, (ii) the federal funds rate, plus 0.5%, and (iii) LIBOR for a 30-day interest period, plus 1.0%. Direct borrowings under the Credit Facility made by the Company’s Canadian subsidiaries shall bear interest at the Canadian prime rate plus an applicable margin (varying from 0.25% to 0.75%) or at the Canadian BA rate plus an applicable margin (varying from 1.25% to 1.75%). The Canadian prime rate is based on the greater of (i) the Canadian prime rate, (ii) the Bank of Canada overnight rate, plus 0.5%, and (iii) the Canadian BA rate for a one-month interest period, plus 1.0%. The applicable margins are calculated quarterly and vary based on the average daily availability of the aggregate borrowing base. The Company is also obligated to pay certain commitment, letter of credit and other fees customary for a credit facility of this size and type. As of February 2, 2019, the Company had $2.0 million in outstanding standby letters of credit, no outstanding documentary letters of credit and no outstanding borrowings under the Credit Facility.
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

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
The Company, through its European subsidiaries, maintains short-term committed and uncommitted borrowing agreements, primarily for working capital purposes, with various banks in Europe. Some of these agreements include certain equity-based financial covenants. As of February 2, 2019, the Company could have borrowed up to $144 million under these agreements. As of February 2, 2019, the Company had no outstanding borrowings or outstanding documentary letters of credit under these agreements. The agreements are denominated primarily in euros and provide for annual interest rates ranging from 1.1% to 4.6%.
Other
From time-to-time, the Company will obtain other financing in foreign countries for working capital to finance its local operations. Subsequent to February 2, 2019, the Company, through its China subsidiary, entered into a short-term uncommitted bank borrowing agreement, primarily for working capital purposes. The multicurrency borrowing agreement provides for borrowing up to $20 million.
Maturities of the Company’s debt and capital lease obligations as of February 2, 2019 are as follows (in thousands):

	Debt	Capital Lease	Total
Fiscal 2020	$2,479	$1,847	$4,326
Fiscal 2021	1,660	2,014	3,674
Fiscal 2022	659	2,042	2,701
Fiscal 2023	682	2,017	2,699
Fiscal 2024	764	1,984	2,748
Thereafter	16,459	6,798	23,257
Total principal payments	22,703	16,702	39,405
Less unamortized debt issuance costs	78	—	78
Total debt and capital lease obligations	$22,625	$16,702	$39,327
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

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(10) Comprehensive Income (Loss)
The changes in accumulated other comprehensive income (loss), net of related income taxes, for fiscal 2019, fiscal 2018 and fiscal 2017 are as follows (in thousands):

	Foreign Currency Translation Adjustment	Derivative Financial Instruments Designated as Cash Flow Hedges	Marketable Securities	Defined Benefit Plans	Total
Balance at January 30, 2016	$(157,652)	$7,252	$(15)	$(7,639)	$(158,054)
Gains (losses) arising during the period	(575)	1,059	(1)	(1,162)	(679)
Reclassification to net earnings for (gains) losses realized	—	(2,911)	16	239	(2,656)
Net other comprehensive income (loss)	(575)	(1,852)	15	(923)	(3,335)
Balance at January 28, 2017	$(158,227)	$5,400	$—	$(8,562)	$(161,389)
Gains (losses) arising during the period	91,178	(20,408)	—	(1,999)	68,771
Reclassification to net loss for losses realized	—	414	—	352	766
Net other comprehensive income (loss)	91,178	(19,994)	—	(1,647)	69,537
Cumulative adjustment reclassified to retained earnings from adoption of new accounting guidance [1]	—	225	—	(1,435)	(1,210)
Balance at February 3, 2018	$(67,049)	$(14,369)	$—	$(11,644)	$(93,062)
Gains (losses) arising during the period	(52,497)	10,962	—	1,516	(40,019)
Reclassification to net earnings for losses realized	—	6,406	—	496	6,902
Net other comprehensive income (loss)	(52,497)	17,368	—	2,012	(33,117)
Balance at February 2, 2019	$(119,546)	$2,999	$—	$(9,632)	$(126,179)
______________________________________________________________________

[1]
During the fourth quarter of fiscal 2018, the Company early adopted authoritative guidance which addresses certain stranded income tax effects in accumulated other comprehensive loss resulting from the Tax Reform enacted in December 2017. As a result, the Company recorded a cumulative adjustment to increase retained earnings by $1.2 million with a corresponding reduction to accumulated other comprehensive loss related to the Company’s Supplemental Executive Retirement Plan and its interest rate swap designated as a cash flow hedge based in the U.S.

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Details on reclassifications out of accumulated other comprehensive income (loss) to net earnings (loss) during fiscal 2019, fiscal 2018 and fiscal 2017 are as follows (in thousands):

				Location of (Gain) Loss Reclassified from Accumulated OCI into Earnings (Loss)
	Year Ended Feb 2, 2019	Year Ended Feb 3, 2018	Year Ended Jan 28, 2017
Derivative financial instruments designated as cash flow hedges:
Foreign exchange currency contracts	$7,020	$(14)	$(3,518)	Cost of product sales
Foreign exchange currency contracts	201	583	(301)	Other income (expense)
Interest rate swap	(103)	87	216	Interest expense
Less income tax effect	(712)	(242)	692	Income tax expense
	6,406	414	(2,911)
Marketable securities:
Available-for-sale securities	—	—	25	Other income (expense)
Less income tax effect	—	—	(9)	Income tax expense
	—	—	16
Defined benefit plans:
Net actuarial loss amortization	600	462	341	Other income (expense)[1]
Prior service credit amortization	(28)	(27)	(28)	Other income (expense)[1]
Less income tax effect	(76)	(83)	(74)	Income tax expense
	496	352	239
Total reclassifications to net earnings (loss) for (gains) losses realized during the period	$6,902	$766	$(2,656)
______________________________________________________________________

[1]
During fiscal 2019, in accordance with the adoption of the guidance related to the presentation of net periodic pension costs, reclassification of these items are now included in other income (expense). Refer to Note 2 for further information.

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
The Tax Reform also established new tax laws that were effective beginning in calendar 2018, including but not limited to (i) a new provision designed to tax global intangible low-taxed income (“GILTI”), (ii) a general elimination of U.S. federal income taxes on dividends from foreign subsidiaries, (iii) a limitation on deductible interest expense and (iv) limitations on the deductibility of certain executive compensation.
The Securities and Exchange Commission (“SEC”) issued authoritative guidance which addresses accounting for the impact of the Tax Reform. This guidance provides a measurement period, which should not extend beyond one year from the enactment date, during which the Company may finalize the accounting for the impacts of the Tax Reform, and allows for the Company to record provisional estimates of such amounts. As a result, during the fourth quarter of fiscal 2018, the Company recorded estimated additional income tax expense of $47.9 million. This is comprised of a provisional charge of $24.9 million for the re-measurement of U.S. deferred tax assets and a provisional charge of $23.0 million for the estimated effects of the transitional tax on the deemed repatriation of foreign earnings. During the third quarter of fiscal 2019, the Company completed the preparation of its U.S. federal tax return for fiscal

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2018 and concluded, based on the additional information that had become available, that no transition tax was due with respect to the Tax Reform. As a result, during the third quarter of fiscal 2019, the Company reversed a portion of provisional amounts initially recorded during the three months ended February 3, 2018 and recorded a benefit of $19.6 million. During the fourth quarter of fiscal 2019, the Company concluded, based on additional regulatory guidance issued during the quarter, related to the Tax Reform, that the Company would owe transition taxes if proposed legislation that clarifies existing tax regulation with respect to the dividends received deduction calculation is passed into law. As a result, during the three months ended February 2, 2019, the Company recorded additional charges due to the Tax Reform of $25.8 million.
The Company has historically considered the undistributed earnings of its foreign subsidiaries to be indefinitely reinvested. As a result of the Tax Reform, the Company had a substantial amount of previously taxed earnings that could be distributed to the U.S. without additional U.S. taxation. The Company continues to evaluate its plans for reinvestment or repatriation of unremitted foreign earnings and regularly review its cash positions and determination of permanent reinvestment of foreign earnings. If the Company determines that all or a portion of such foreign earnings are no longer indefinitely reinvested, it may be subject to additional foreign withholding taxes and U.S. state income taxes, beyond the Tax Reform’s one-time transition tax. The Company intends to indefinitely reinvest the remaining earnings from the Company’s foreign subsidiaries for which a deferred tax liability has not already been recorded.
The Company is subject to a tax on global intangible low-taxed income (“GILTI”).  GILTI is a tax on foreign income in excess of a deemed return on tangible assets of foreign corporations. Companies subject to GILTI have the option to account for the tax as a period cost if and when incurred, or factor such amounts into the measurement of deferred taxes. The Company has elected to account for GILTI as a period cost. For the year ended February 2, 2019, the Company had no net tax provision related to GILTI tax.
During the fourth quarter of fiscal 2018, the Company also early adopted authoritative guidance which addresses certain stranded income tax effects in accumulated other comprehensive loss resulting from the Tax Reform. As a result, the Company recorded a cumulative adjustment of $1.2 million to reclassify the stranded income tax effects from the Tax Reform that were included in accumulated other comprehensive income (loss) to retained earnings.
Income Tax Expense
Income tax expense (benefit) is summarized as follows (in thousands):

	Year Ended	Year Ended	Year Ended
	Feb 2, 2019	Feb 3, 2018	Jan 28, 2017
Federal:
Current	$16,495	$34,181	$8,212
Deferred	4,543	21,595	(636)
State:
Current	1,408	1,903	2,537
Deferred	1,532	217	(1,000)
Foreign:
Current	3,385	7,333	17,055
Deferred	2,179	8,943	2,044
Total	$29,542	$74,172	$28,212

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Actual income tax expense differs from expected income tax expense obtained by applying the statutory federal income tax rate to earnings before income taxes as follows:

	Year Ended	Year Ended	Year Ended
	Feb 2, 2019	Feb 3, 2018	Jan 28, 2017
Computed “expected” tax rate	21.0%	33.7%	35.0%
State taxes, net of federal benefit	1.1%	2.4%	1.9%
Non-U.S. tax expense higher (lower) than federal statutory tax rate[1]	24.2%	(10.5%)	(2.9%)
Tax Reform - repatriation tax adjustment[2,5]	(41.8%)	32.8%	—%
Tax Reform - deferred tax adjustment	—%	35.4%	—%
Cumulative valuation reserve[3]	—%	—%	12.7%
Valuation reserve[4]	0.5%	12.9%	10.9%
Unrecognized tax liabilities (benefits)[5]	51.3%	0.8%	1.0%
Share-based compensation[6]	0.2%	1.5%	—%
Net tax settlements	—%	—%	3.5%
Sale of minority interest investment	—%	—%	(4.3%)
Estimated exit tax charge	—%	—%	3.5%
Prior year tax adjustments	0.3%	0.7%	(4.4%)
Non-deductible permanent differences	16.5%	(4.1%)	(4.3%)
Foreign derived intangible income	(10.2%)	—%	—%
Other	0.1%	—%	—%
Effective tax rate	63.2%	105.6%	52.6%
______________________________________________________________________

[1]
The jurisdictional location of pre-tax income (loss) may represent a significant component of the Company’s effective tax rate as income tax rates outside the U.S. are generally lower than the U.S. statutory income tax rate. Furthermore, the impact of changes in the jurisdictional location of pre-tax income (loss) on the Company’s effective tax rate will be greater at lower levels of consolidated pre-tax income (loss). These amounts exclude the impact of net changes in valuation allowances, audit and other adjustments related to the Company’s non-U.S. operations, as they are reported separately in the appropriate corresponding line items in the table above. The impact on the Company’s effective tax rate was primarily due to lower U.S. taxes resulting from the Tax Reform and the mix of earnings in foreign jurisdictions.

[2]
During fiscal 2018, the Company recognized additional tax expense resulting from the enactment of the Tax Reform to account for the estimated effects of the transitional tax on the deemed repatriation of foreign earnings and reduced deferred tax assets due to lower future U.S. corporate tax rates. During the third quarter of fiscal 2019, the Company completed the preparation of its U.S. federal tax return for fiscal 2018 and concluded, based on the additional information that had become available, that no transition tax was due with respect to the Tax Reform. As a result, during the third quarter of fiscal 2019, the Company reversed a portion of provisional amounts initially recorded during the three months ended February 3, 2018 and recorded a benefit of $19.6 million.

[3]
Amounts represent valuation reserves resulting from jurisdictions where there have been cumulative net operating losses, limiting the Company’s ability to consider other subjective evidence to continue to recognize the existing deferred tax assets.

[4]	Amounts relate primarily to valuation reserves on non-cumulative net operating losses or other deferred tax assets arising during the respective period.

[5]
During the fourth quarter of fiscal 2019, the Company concluded based on additional regulatory guidance issued during the quarter related to the Tax Reform, that the Company would owe transition taxes if proposed legislation that clarifies existing tax regulation with respect to the dividends received deduction calculation is passed into law. As a result, during the three months ended February 2, 2019, the Company recorded additional charges due to the Tax Reform of $25.8 million as an uncertain tax position.

[6]
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

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Total income tax expense (benefit) is allocated as follows (in thousands):

	Year Ended	Year Ended	Year Ended
	Feb 2, 2019	Feb 3, 2018	Jan 28, 2017
Operations [1]	$29,542	$74,172	$28,212
Stockholders’ equity [1]	3,006	(3,173)	1,782
Total income tax expense	$32,548	$70,999	$29,994
______________________________________________________________________

[1]
During fiscal 2018, the Company adopted authoritative guidance which requires all income tax effects of stock awards (resulting from an increase or decrease in the fair value of an award from grant date to the vesting date) to be recognized in the income statement when the awards vest or are settled. This is a change from previous guidance that required such activity to be recorded in paid-in capital within stockholders’ equity. As a result, the Company recorded tax shortfalls of approximately $0.1 million and $1.3 million in the Company’s income tax expense during fiscal 2019 and 2018, respectively.

The tax effects of the components of other comprehensive income (loss) are allocated as follows (in thousands):

	Year Ended	Year Ended	Year Ended
	Feb 2, 2019	Feb 3, 2018	Jan 28, 2017
Derivative financial instruments designated as cash flow hedges	$2,402	$(2,738)	$(864)
Marketable securities	—	—	6
Defined benefit plans	604	(435)	(21)
Total income tax expense (benefit) [1]	$3,006	$(3,173)	$(879)
______________________________________________________________________

[1]
During the fourth quarter of fiscal 2018, the Company early adopted authoritative guidance which addresses certain stranded income tax effects in accumulated other comprehensive loss resulting from the Tax Reform enacted in December 2017. As a result, the Company recorded a cumulative adjustment to increase retained earnings by $1.2 million with a corresponding reduction to accumulated other comprehensive loss related to the Company’s Supplemental Executive Retirement Plan and its interest rate swap designated as a cash flow hedge based in the U.S. The impact from this reclassification on accumulated other comprehensive income (loss) has been excluded from the amounts provided in this table.

Total earnings before income tax expense and noncontrolling interests are comprised of the following (in thousands):

	Year Ended	Year Ended	Year Ended
	Feb 2, 2019	Feb 3, 2018	Jan 28, 2017
Domestic operations	$97,885	$39,112	$32,944
Foreign operations	(51,177)	31,159	20,666
Earnings before income tax expense and noncontrolling interests	$46,708	$70,271	$53,610

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Deferred Taxes
The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities as of February 2, 2019 and February 3, 2018 are presented below (in thousands):

	Feb 2, 2019	Feb 3, 2018
Deferred tax assets:
Net operating losses	$23,212	$19,859
Defined benefit plans	12,883	13,155
Deferred compensation	9,823	10,721
Rent expense	7,114	7,651
Fixed asset basis	6,638	10,704
Deferred income	4,373	7,141
Accrued bonus	2,208	251
Account receivable/return reserve	2,009	1,926
Bad debt reserve	1,933	2,529
Uniform capitalization	1,419	974
Inventory valuation	1,339	3,005
Lease incentives	1,337	1,814
Other	18,883	25,521
Total deferred tax assets	93,171	105,251
Deferred tax liabilities:
Goodwill amortization	(2,267)	(2,303)
Excess of tax over book depreciation/amortization	(101)	(135)
Other	(769)	(4,517)
Valuation allowance	(32,810)	(32,601)
Net deferred tax assets [1]	$57,224	$65,695
______________________________________________________________________

[1]
As of February 2, 2019, there were no amounts included for net deferred tax liabilities recorded in other long-term liabilities in the Company’s consolidated balance sheet. There were $2.7 million net deferred tax liabilities recorded in other long-term liabilities in the Company’s consolidated balance sheet at February 3, 2018.

Based on the historical earnings of the Company and projections of future taxable earnings in certain jurisdictions, management believes it is more likely than not that the results of operations will not generate sufficient taxable earnings to realize certain net deferred tax assets. Therefore, the Company has recorded a valuation allowance of $32.8 million, which is an increase of $0.2 million from the prior year.
As of February 2, 2019, certain of the Company’s operations had net operating loss carryforwards of $90.3 million. These are comprised of $27.5 million of operating loss carryforwards that have an unlimited carryforward life, $62.8 million of foreign operating loss carryforwards that expire between fiscal 2020 and fiscal 2038. Based on the historical earnings of these operations, management believes that it is more likely than not that some of the operations will not generate sufficient earnings to utilize all of the net operating loss. As of February 2, 2019 and February 3, 2018, the Company had a valuation allowance of $22.9 million and $20.4 million, respectively, related to its net operating loss carryforwards.
Unrecognized Tax Benefit
The Company and its subsidiaries are subject to U.S. federal and foreign income tax as well as income tax of multiple state and foreign local jurisdictions. From time-to-time, the Company is subject to routine income tax audits on various tax matters around the world in the ordinary course of business. Although the Company has substantially concluded all U.S. federal, foreign, state and foreign local income tax matters for years through fiscal 2013, as of February 2, 2019, several income tax audits were underway in multiple jurisdictions for various periods after fiscal 2013. The Company does not believe that the resolution of open matters will have a material effect on the Company’s financial position or liquidity.

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
A reconciliation of the beginning and ending amount of gross unrecognized tax benefit (excluding interest and penalties) is as follows (in thousands):

	Year Ended	Year Ended	Year Ended
	Feb 2, 2019	Feb 3, 2018	Jan 28, 2017
Beginning balance	$16,771	$12,983	$12,585
Additions:
Tax positions related to the prior year	25,822	3,129	667
Tax positions related to the current year	267	222	106
Reductions:
Tax positions related to the prior year	(2,934)	(355)	(286)
Tax positions related to the current year	(449)	(303)	—
Settlements	—	—	—
Expiration of statutes of limitations	—	(206)	—
Foreign currency translation	(726)	1,301	(89)
Ending balance	$38,751	$16,771	$12,983
The amount of unrecognized tax benefit as of February 2, 2019 includes $38.3 million (net of federal benefit on state issues) which, if ultimately recognized, may reduce our future annual effective tax rate. As of February 2, 2019 and February 3, 2018, the Company had $41.4 million and $19.0 million, respectively, of aggregate accruals for uncertain tax positions, including penalties and interest.
The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company included interest and penalties related to uncertain tax positions of $0.5 million, $0.5 million and $0.2 million in net income tax expense for fiscal 2019, fiscal 2018 and fiscal 2017, respectively. Total interest and penalties related to uncertain tax positions was $2.6 million and $2.2 million for the years ended February 2, 2019 and February 3, 2018, respectively.
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
As a non-qualified pension plan, no dedicated funding of the SERP is required; however, the Company has made periodic payments into insurance policies held in a rabbi trust to fund the expected obligations arising under the non-qualified SERP. The amount of any future payments into the insurance policies, if any, may vary depending on investment performance of the trust. The cash surrender values of the insurance policies were $61.7 million and $64.5 million as of February 2, 2019 and February 3, 2018, respectively, and were included in other assets in the Company’s consolidated balance sheets. As a result of changes in the value of the insurance policy investments, the Company recorded unrealized gains (losses) of $(1.1) million, $7.7 million and $6.9 million in other income and expense during fiscal 2019, fiscal 2018 and fiscal 2017, respectively.
The Company assumed a discount rate of approximately 3.8% and 3.5% for the years ended February 2, 2019 and February 3, 2018, respectively, as part of the actuarial valuation performed to calculate the projected benefit obligation, based on the timing of cash flows expected to be made in the future to the participants, applied to high quality yield curves. The Company also considers recent updates to the mortality tables and mortality improvement scale published by the Society of Actuaries in developing its best estimate of the expected mortality rates for its plan participants.
As of February 2, 2019, accumulated other comprehensive income (loss) included actuarial losses of $0.1 million that are expected to be amortized and recognized as a component of net periodic defined benefit pension cost in fiscal 2020. Aggregate benefits projected to be paid in the next five fiscal years are approximately $1.7 million in fiscal 2020, $2.9 million in fiscal 2021, $3.9 million for each year from fiscal 2022 to fiscal 2024. Aggregate benefits projected to be paid in the five fiscal years following fiscal 2024 amount to $18.3 million.
Foreign Pension Plans
In certain foreign jurisdictions, primarily in Switzerland, the Company is required to guarantee the returns on Company sponsored defined contribution plans in accordance with local regulations. These plans are typically government-mandated defined contribution plans that provide employees with a minimum investment return, and as such, are treated under pension accounting in accordance with authoritative guidance. The minimum investment return for our Swiss pension plan was 1.00% during calendar 2018 and calendar 2017. Under the Swiss pension plan, both the Company and certain of its employees with annual earnings in excess of government determined amounts are required to make contributions into a fund managed by an independent investment fiduciary. The Company’s contributions must be made in an amount at least equal to the employee’s contribution. Minimum employee contributions are based on the respective employee’s age, salary and gender.
As of February 2, 2019 and February 3, 2018, actuarial assumptions used by the Company to calculate the projected benefit obligation and the fair value of the plans assets related to its Swiss pension plan included discount rates of 0.70% and 0.60%, respectively, and expected returns on plan assets of 1.20% and 1.40%, respectively.
As of February 2, 2019, accumulated other comprehensive income (loss) included actuarial losses of $0.4 million that are expected to be amortized and recognized as a component of net periodic defined benefit pension cost in fiscal 2020.

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The components of net periodic defined benefit pension cost to accumulated comprehensive income (loss) for fiscal 2019 related to the Company’s defined benefit plans are as follows (in thousands):

	Year Ended February 2, 2019
	SERP	Foreign Pension Plans	Total
Service cost	$—	$3,039	$3,039
Interest cost	1,887	225	2,112
Expected return on plan assets	—	(303)	(303)
Net amortization of unrecognized prior service credit	—	(28)	(28)
Net amortization of actuarial losses	187	413	600
Net periodic defined benefit pension cost	$2,074	$3,346	$5,420

Unrecognized prior service credit charged to comprehensive income (loss)	$—	$(28)	$(28)
Unrecognized net actuarial loss charged to comprehensive income (loss)	187	413	600
Net actuarial gain (losses)	2,787	(1,054)	1,733
Foreign currency and other adjustments	—	311	311
Related tax impact	(686)	82	(604)
Total periodic defined benefit pension cost and other charges to other comprehensive income (loss) and accumulated other comprehensive income (loss)	$2,288	$(276)	$2,012

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The components of net periodic defined benefit pension cost to accumulated comprehensive income (loss) for fiscal 2018 related to the Company’s defined benefit plans are as follows (in thousands):

	Year Ended February 3, 2018
	SERP	Foreign Pension Plans	Total
Service cost	$—	$2,500	$2,500
Interest cost	1,844	147	1,991
Expected return on plan assets	—	(244)	(244)
Net amortization of unrecognized prior service credit	—	(27)	(27)
Net amortization of actuarial losses	151	311	462
Net periodic defined benefit pension cost	$1,995	$2,687	$4,682

Unrecognized prior service credit charged to comprehensive income (loss)	$—	$(27)	$(27)
Unrecognized net actuarial loss charged to comprehensive income (loss)	151	311	462
Net actuarial losses	(1,092)	(1,156)	(2,248)
Foreign currency and other adjustments	—	(269)	(269)
Related tax impact	360	75	435
Total periodic defined benefit pension cost and other charges to other comprehensive income (loss)	(581)	(1,066)	(1,647)
Cumulative adjustment reclassified to retained earnings from adoption of new accounting guidance [1]	(1,435)	—	(1,435)
Total periodic defined benefit pension cost and other charges to accumulated other comprehensive income (loss)	$(2,016)	$(1,066)	$(3,082)
______________________________________________________________________

[1]
During the fourth quarter of fiscal 2018, the Company early adopted authoritative guidance which addresses certain stranded income tax effects in accumulated other comprehensive loss resulting from the Tax Reform enacted in December 2017. As a result, the Company recorded a cumulative adjustment to increase retained earnings by $1.4 million with a corresponding reduction to accumulated other comprehensive loss related to the Company’s SERP.

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The components of net periodic defined benefit pension cost to accumulated comprehensive income (loss) for fiscal 2017 related to the Company’s defined benefit plans are as follows (in thousands):

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
Included in accumulated other comprehensive income (loss), before tax, as of February 2, 2019 and February 3, 2018 are the following amounts that have not yet been recognized in net periodic defined benefit pension cost (in thousands):

	Feb 2, 2019			Feb 3, 2018
	SERP	Foreign Pension Plans	Total	SERP	Foreign Pension Plans	Total
Unrecognized prior service credit	$—	$(159)	$(159)	$—	$(113)	$(113)
Unrecognized net actuarial loss	6,480	5,293	11,773	9,454	4,889	14,343
Total included in accumulated other comprehensive loss	$6,480	$5,134	$11,614	$9,454	$4,776	$14,230

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes the funded status of the Company’s defined benefit plans and the amounts recognized in the Company’s consolidated balance sheets (in thousands):

	Feb 2, 2019			Feb 3, 2018
	SERP	Foreign Pension Plans	Total	SERP	Foreign Pension Plans	Total
Projected benefit obligation	$(52,162)	$(31,105)	$(83,267)	$(54,760)	$(26,409)	$(81,169)
Plan assets at fair value [1]	—	25,358	25,358	—	21,437	21,437
Net liability [2]	$(52,162)	$(5,747)	$(57,909)	$(54,760)	$(4,972)	$(59,732)
______________________________________________________________________

[1]
The SERP is a non-qualified pension plan and hence the insurance policies are not considered to be plan assets. Accordingly, the table above does not include the insurance policies with cash surrender values of $61.7 million and $64.5 million as of February 2, 2019 and February 3, 2018, respectively.

[2]	The net liability was included in accrued expenses and other long-term liabilities in the Company’s consolidated balance sheets depending on the expected timing of payments.
A reconciliation of the changes in the projected benefit obligation for fiscal 2019 and fiscal 2018 is as follows (in thousands):

	Projected Benefit Obligation
	SERP	Foreign Pension Plans	Total
Balance at January 28, 2017	$53,521	$19,986	$73,507
Service cost	—	2,500	2,500
Interest cost	1,844	147	1,991
Actuarial (gains) losses	1,092	1,156	2,248
Contributions by plan participants	—	2,315	2,315
Payments	(1,697)	(1,373)	(3,070)
Foreign currency and other adjustments	—	1,678	1,678
Balance at February 3, 2018	$54,760	$26,409	$81,169
Service cost	—	3,039	3,039
Interest cost	1,887	225	2,112
Actuarial (gains) losses	(2,787)	1,054	(1,733)
Contributions by plan participants	—	2,310	2,310
Payments	(1,698)	(1,824)	(3,522)
Acquisition	—	1,539	1,539
Foreign currency and other adjustments	—	(1,647)	(1,647)
Balance at February 2, 2019	$52,162	$31,105	$83,267

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The SERP is a non-qualified pension plan and hence the insurance policies are not considered to be plan assets. Accordingly, the table below does not include the insurance policies with cash surrender values of $61.7 million and $64.5 million as of February 2, 2019 and February 3, 2018, respectively. A reconciliation of the changes in plan assets for the Foreign Pension Plans for fiscal 2019 and fiscal 2018 is as follows (in thousands):

Plan Assets
Balance at January 28, 2017	$16,305
Actual return on plan assets	244
Contributions by employer	2,575
Contributions by plan participants	2,315
Payments	(1,373)
Foreign currency and other adjustments	1,371
Balance at February 3, 2018	$21,437
Actual return on plan assets	252
Contributions by employer	3,308
Contributions by plan participants	2,310
Payments	(1,824)
Acquisition	1,186
Foreign currency and other adjustments	(1,311)
Balance at February 2, 2019	$25,358
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
Leases
The Company leases warehouse and administrative facilities, including the Company’s corporate headquarters in Los Angeles, California, from partnerships affiliated with the Marciano Trusts and certain of their affiliates. There were four of these leases in effect as of February 2, 2019 with expiration dates in calendar years 2020 and 2021.
The Company, through a wholly-owned Canadian subsidiary, leases warehouse and administrative facilities in Montreal, Quebec from a partnership affiliated with the Marciano Trusts. During fiscal 2019, the Company exercised an option to extend the lease term through August 2021. All other terms of the existing lease remain in full force and effect.
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
The Company leases an approximately 140,000 square foot parking lot located adjacent to the Company’s corporate headquarters from a partnership affiliated with the Marciano Trusts.
Aggregate rent, common area maintenance charges and property tax expense recorded under these related party leases for fiscal 2019, fiscal 2018 and fiscal 2017 were $5.0 million, $4.9 million and $5.0 million, respectively. The Company believes that the terms of the related party leases and parking lot sale have not been significantly affected by the fact that the Company and the lessors are related. Refer to Note 14 for more information on lease commitments.

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Aircraft Arrangements
The Company periodically charters aircraft owned by entities affiliated with the Marciano Trusts (the “Aircraft Entities”) through informal arrangements with the Aircraft Entities and independent third-party management companies contracted by the Aircraft Entities to manage its aircraft. The total fees paid under these arrangements for fiscal 2019, fiscal 2018 and fiscal 2017 were approximately $1.0 million, $1.1 million and $0.9 million, respectively.
(14) Commitments and Contingencies
Leases
The Company leases its showrooms, advertising, licensing, sales and merchandising offices, remote distribution and warehousing facilities and retail and factory outlet store locations under operating lease agreements expiring on various dates through January 2039. Some of these leases require the Company to make periodic payments for property taxes, utilities and common area operating expenses. Certain retail store leases provide for rents based upon the minimum annual rental amount and a percentage of annual sales volume, generally ranging from 4% to 20%, when specific sales volumes are exceeded. The Company’s concession leases also provide for rents primarily based upon a percentage of annual sales volume which average approximately 35% of annual sales volume. Some leases include lease incentives, rent abatements and fixed rent escalations, which are amortized and recorded over the lease term on a straight-line basis. The Company also leases some of its equipment under operating lease agreements expiring at various dates through May 2028.
As discussed in further detail in Note 8, the Company leases equipment as well as computer hardware and software under capital lease obligations.
Future minimum property and equipment lease payments under capital leases and non-cancelable operating leases as of February 2, 2019 are as follows (in thousands):

		Operating Leases
	Capital Lease	Non-Related Parties	Related Parties	Total
Fiscal 2020	$2,966	$216,037	$4,897	$223,900
Fiscal 2021	2,966	181,577	2,492	187,035
Fiscal 2022	2,765	155,700	260	158,725
Fiscal 2023	2,665	129,734	—	132,399
Fiscal 2024	2,535	100,127	—	102,662
Thereafter	7,531	217,832	—	225,363
Total minimum lease payments	$21,428	$1,001,007	$7,649	$1,030,084
Less interest	(4,726)
Capital lease obligations	16,702
Less current portion	(1,847)
Long-term capital lease obligations	$14,855
Rental expense for all property and equipment operating leases during fiscal 2019, fiscal 2018 and fiscal 2017 aggregated $292.1 million, $272.3 million and $263.1 million, respectively, including percentage rent of $67.2 million, $61.2 million and $53.0 million, respectively.
Purchase Commitments
Inventory purchase commitments as of February 2, 2019 were $208.6 million. These purchase commitments can be impacted by various factors, including the scheduling of market weeks, the timing of issuing orders, the timing of the shipment of orders and currency fluctuations.
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
Investment Commitments
As of February 2, 2019, the Company had an unfunded commitment to invest €3.6 million ($4.2 million) in a private equity fund. Refer to Note 20 for further information.
Legal and Other Proceedings
The Company is involved in legal and other proceedings, arising both in the ordinary course of business and otherwise, including the proceedings described below as well as various other claims and other matters incidental to the Company’s business. Unless otherwise stated, the resolution of any particular proceeding is not currently expected to have a material adverse impact on the Company’s financial position or results of operations. Even if such an impact could be material, we may not be able to estimate the reasonably possible loss or range of loss until developments in the proceedings have provided sufficient information to support an assessment.
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
The Company has received customs tax assessment notices from the Italian Customs Agency (“ICA”) regarding its customs tax audit of one of the Company’s European subsidiaries for the period from July 2010 through December 2012. Such assessments totaled €9.8 million ($11.2 million), including potential penalties and interest. The Company strongly disagreed with the ICA’s positions and therefore filed appeals with the Milan First Degree Tax Court

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(“MFDTC”). Those appeals were split into a number of different cases that were then heard by different sections of the MFDTC. The MFDTC ruled in favor of the Company on all of these appeals. The ICA subsequently appealed €9.7 million ($11.1 million) of these favorable MFDTC judgments with the Appeals Court. To date, €8.4 million ($9.6 million) of the initial appeals have been decided in favor of the Company and €1.3 million ($1.5 million) have been decided in favor of the ICA. The Company believes that the unfavorable Appeals Court ruling is incorrect and inconsistent with the prior rulings on similar matters by both the MFDTC and other judges within the Appeals Court, and plans to appeal the decision to the Supreme Court. The ICA has appealed most of the favorable Appeals Court rulings to the Supreme Court. There can be no assurances the Company will be successful in the remaining appeals. It also continues to be possible that the Company will receive similar or even larger assessments for periods subsequent to December 2012 or other claims or charges related to the matter in the future. Although the Company believes that it has a strong position and will continue to vigorously defend this matter, it is unable to predict with certainty whether or not these efforts will ultimately be successful or whether the outcome will have a material impact on the Company’s financial position or results of operations.
On June 6, 2017, the European Commission notified the Company that it had initiated proceedings to investigate whether certain of the Company’s practices and agreements concerning the distribution of apparel and accessories within the European Union breached European Union competition rules related to cross-border transactions, internet sales limitations and resale price restrictions. The Company cooperated with the European Commission, including through responses to requests for information and through changes to certain business practices and agreements. A broad range of remedies was potentially available to the European Commission, including imposing a fine and/or injunctive relief prohibiting or restricting certain business practices. The Company made certain changes to its business practices and agreements in response to, and early in the course of, these proceedings, and the Company believes that such changes and any related modifications have not had, and will not have, a material impact on its ongoing business operations within the European Union. During the third quarter of fiscal 2019, the Company recognized an estimated charge of €37.0 million ($42.4 million) related to a fine expected to be imposed on the Company by the European Commission related to these proceedings. In December of fiscal 2019, the European Commission published its findings and imposed a fine of €39.8 million ($45.6 million), which the Company subsequently paid during the first quarter of fiscal 2020. As a result, the Company recorded additional charges of €2.8 million ($3.2 million) during the three months ended February 2, 2019.
Redeemable Noncontrolling Interests
The Company is party to a put arrangement with respect to the common securities that represent the remaining noncontrolling interest for its majority-owned subsidiary, Guess Brasil Comércio e Distribuição S.A. (“Guess Brazil”), which was established through a majority-owned joint venture during fiscal 2014. The put arrangement for Guess Brazil, representing 40% of the total outstanding equity interest of that subsidiary, may be exercised at the discretion of the noncontrolling interest holder by providing written notice to the Company beginning in the sixth year of the agreement, or sooner in certain limited circumstances, and every third anniversary from the end of the sixth year thereafter subject to certain time restrictions. The redemption value of the Guess Brazil put arrangement is based on a multiple of Guess Brazil’s earnings before interest, taxes, depreciation and amortization subject to certain adjustments, and is classified as a redeemable noncontrolling interest outside of permanent equity in the Company’s consolidated balance sheet. During fiscal 2017, the Company and the noncontrolling interest holder increased their capital contributions by $1.7 million, of which $1.0 million was paid by the Company and the remaining amount was paid by the noncontrolling interest holder to retain the same pro-rata interest in Guess Brazil. The carrying value of the redeemable noncontrolling interest related to Guess Brazil was $1.4 million and $1.6 million as of February 2, 2019 and February 3, 2018, respectively.
The Company is party to a put arrangement with respect to the common securities that represent the remaining noncontrolling interest for its majority-owned subsidiary, Guess? CIS, LLC (“Guess CIS”), which was established through a majority-owned joint venture during fiscal 2016. The put arrangement for Guess CIS, representing 30% of the total outstanding equity interest of that subsidiary, may be exercised at the discretion of the noncontrolling interest holder by providing written notice to the Company during the period beginning after the fifth anniversary of the agreement through December 31, 2025, or sooner in certain limited circumstances. The redemption value of the Guess CIS put arrangement is based on a multiple of Guess CIS’s earnings before interest, taxes, depreciation

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

and amortization subject to certain adjustments and is classified as a redeemable noncontrolling interest outside of permanent equity in the Company’s consolidated balance sheet. During fiscal 2016, the Company made an initial contribution of $2.0 million. During fiscal 2017, the Company and the noncontrolling interest holder increased their capital contributions by $5.0 million, of which $3.5 million was paid by the Company and the remaining amount was paid by the noncontrolling interest holder to retain the same pro-rata interest in Guess CIS. During fiscal 2018, the Company and the noncontrolling interest holder made an additional capital contribution totaling $3.2 million, of which $2.2 million was paid by the Company and the remaining amount was paid by the noncontrolling interest holder to retain the same pro-rata interest in Guess CIS. The carrying value of the redeemable noncontrolling interest related to Guess CIS was $3.5 million and $4.0 million as of February 2, 2019 and February 3, 2018, respectively.
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
A reconciliation of the total carrying amount of redeemable noncontrolling interests for fiscal 2019 and fiscal 2018 is as follows (in thousands):

	Year Ended	Year Ended
	Feb 2, 2019	Feb 3, 2018
Beginning balance	$5,590	$4,452
Foreign currency translation adjustment	(737)	187
Noncontrolling interest capital contribution	—	951
Ending balance	$4,853	$5,590
(15) Savings Plans
The Company established the Guess?, Inc. Savings Plan (the “Savings Plan”) under Section 401(k) of the Internal Revenue Code. Under the Savings Plan, employees (“associates”) may contribute up to 100% of their compensation per year subject to the elective limits as defined by IRS guidelines and the Company may make matching contributions in amounts not to exceed 3.0% of the associates’ annual compensation. Investment selections consist of mutual funds and do not include any Company common stock. The Company’s contributions to the Savings Plan amounted to $1.2 million, $1.1 million and $1.2 million for fiscal 2019, fiscal 2018 and fiscal 2017, respectively.
Effective January 1, 2006, the Company adopted a Non-Qualified Deferred Compensation Plan (the “DCP”). Under the DCP, select employees who satisfy certain eligibility requirements and members of the Board of Directors may make annual irrevocable elections to defer a portion of their base compensation and/or bonuses. The deferred amounts and earnings thereon are payable to participants at specified future distribution dates, upon termination of employment, retirement, disability, death or change in control of the Company, in a lump sum or installments, pursuant to elections under the rules of the DCP. The participants to the DCP have an unsecured contractual commitment by the Company to pay the amounts due under the DCP. The deferred compensation liability as of February 2, 2019 and February 3, 2018 was $14.4 million and $13.5 million, respectively, and was included in accrued expenses and other long-term liabilities in the Company’s consolidated balance sheets depending on the expected timing of payments. The Company has purchased corporate-owned life insurance, which is held in a rabbi trust, to offset this liability. The assets held in the rabbi trust are not available for general corporate purposes except in the event of bankruptcy of the Company. As of February 2, 2019 and February 3, 2018, the long-term asset was $14.3 million and $13.7 million, respectively. All earnings and expenses of the rabbi trust are reported in the Company’s consolidated statements of income in other income (expense). For fiscal 2019, fiscal 2018 and fiscal 2017, the Company incurred unrealized gains (losses) of $(0.4) million, $1.7 million and $1.5 million, respectively, related to the change in the value of the insurance policy investments.

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(16) Quarterly Information (Unaudited)
The following is a summary of the unaudited quarterly financial information for fiscal 2019 and fiscal 2018 (in thousands, except per share data):

	Quarterly Periods Ended[1]
Year Ended February 2, 2019	May 5, 2018	Aug 4, 2018	Nov 3, 2018	Feb 2, 2019
Net revenue[2]	$521,289	$645,871	$605,407	$837,127
Gross profit	173,938	239,431	220,143	306,092
Net earnings (loss)	(20,987)	25,734	(12,816)	25,235
Net earnings (loss) attributable to Guess?, Inc.	(21,221)	25,530	(13,442)	23,232
Net earnings (loss) per common share attributable to common stockholders[3,4,5,6,7,8,9]:
Basic	$(0.27)	$0.32	$(0.17)	$0.29
Diluted	$(0.27)	$0.31	$(0.17)	$0.28

	Quarterly Periods Ended[1]
Year Ended February 3, 2018	Apr 29, 2017	Jul 29, 2017	Oct 28, 2017	Feb 3, 2018
Net revenue[2]	$454,345	$568,292	$548,953	$792,164
Gross profit	144,642	198,027	191,109	295,070
Net earnings	(21,227)	15,881	(1,662)	3,107
Net earnings attributable to Guess?, Inc.	(21,293)	15,219	(2,860)	1,040
Net earnings per common share attributable to common stockholders[3,5,6,7,8,9]:
Basic	$(0.26)	$0.18	$(0.04)	$(0.01)
Diluted	$(0.26)	$0.18	$(0.04)	$(0.01)
______________________________________________________________________

[1]	All fiscal quarters presented consisted of 13 weeks with the exception of the quarter ended February 3, 2018 which consisted of 14 weeks.

[2]	Net revenue for the quarters in fiscal 2019 reflects the adoption of the new revenue recognition standard and is not presented comparable to the quarters in fiscal 2018.

[3]
Per common share amounts for the quarters and full years have been calculated separately. Accordingly, quarterly amounts may not add to the annual amount because of differences in the average common shares outstanding during each period. In addition, holders of the Company’s restricted stock awards are not required to participate in losses of the Company. Therefore, in periods in which the Company reported a net loss, such losses were not allocated to these participating securities, and, as a result, basic and diluted net loss per share were the same in those periods.

[4]
On January 28, 2019, the Company announced the departure of its Chief Executive Officer and the terms of his separation. As a result, the company recorded $5.2 million in severance-related charges during the fourth quarter of fiscal 2019. These charges are comprised of $2.4 million in cash related future severance payments and $2.8 million in non-cash stock-based compensation expenses representing the accelerated vesting of previously granted stock awards.

[5]
The Company recorded certain professional service and legal costs and related costs of $3.8 million, $2.0 million, $0.1 million and $0.2 million during the first, second, third and fourth quarters of fiscal 2019, respectively. The Company recorded $0.5 million of certain professional service and legal costs and related costs during the fourth quarter of fiscal 2018. There were no certain professional service and legal costs and related costs during the first, second and third quarters of fiscal 2018.

[6]
The Company recorded net gains on lease terminations of $0.2 million and $0.3 million during the first and fourth quarters of fiscal 2019, respectively. There were no net gains (losses) on lease terminations recognized during the second or third quarters of fiscal 2019. During the third and fourth quarters of fiscal 2018, the Company recorded net gains (losses) on lease terminations of $(11.5) million and $0.1 million, respectively. There were no net gains (losses) on lease terminations recognized during the first and second quarters of fiscal 2018. Refer to Note 1 for further information regarding net gains (losses) on lease terminations.

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

[7]
During each of the periods presented, the Company recognized asset impairment charges for certain retail locations resulting from under-performance and expected store closures. The Company recorded asset impairment charges of $0.7 million, $3.0 million, $1.3 million and $1.9 million, respectively, during the first, second, third and fourth quarters of fiscal 2019, respectively. The Company also recorded asset impairment charges of $2.8 million, $1.2 million, $2.0 million and $2.5 million, respectively, during the first, second, third and fourth quarters of fiscal 2018. Refer to Note 5 for further detail regarding asset impairment charges.

[8]
During the third quarter of fiscal 2018, the Company recognized a charge of €37.0 million ($42.4 million) related to a fine expected to be imposed on the Company by the European Commission related to alleged violations of European Union competition rules by the Company. In December of fiscal 2019, the European Commission published its findings and levied a total fine of €39.8 million ($45.6 million), which the Company paid in the first quarter of fiscal 2020. As a result, during the fourth quarter of fiscal 2019, the Company recorded additional charges of €2.8 million ($3.2 million).

[9]
During the fourth quarter of fiscal 2018, the Company recognized additional tax expense of $47.9 million related to the enactment of the Tax Reform. Of these charges, $24.9 million related to reduction in deferred tax assets due to lower future U.S. corporate tax rates and $23.0 million related to the deemed repatriation of foreign earnings. During the quarter ended November 3, 2018, the Company revised the provisional amounts previously recorded related to the estimated amounts due related to deemed repatriation of foreign earnings, and recorded income tax benefits of $6.3 million. During the third quarter of fiscal 2019, the Company reversed a portion of provisional amounts initially recorded during the three months ended February 3, 2018 and recorded a benefit of $19.6 million. During the fourth quarter of fiscal 2019, the Company concluded based on additional regulatory guidance issued during the quarter, related to the Tax Reform, that the Company would owe transition taxes if proposed legislation that clarifies existing tax regulation with respect to the dividends received deduction calculation is passed into law. As a result, during the three months ended February 2, 2019, the Company recorded additional charges due to the Tax Reform of $25.8 million. Refer to Note 11 for further detail.

(17) Segment Information
The Company’s reportable business segments and respective accounting policies of the segments are the same as those described in Note 1. Management evaluates segment performance based primarily on revenues and earnings (loss) from operations before corporate performance-based compensation costs, net gains (losses) from lease terminations, asset impairment charges, restructuring charges and certain non-recurring charges, if any. Corporate overhead, net gains (losses) from lease terminations, asset impairment charges, restructuring charges, interest income, interest expense and other income (expense) are evaluated on a consolidated basis and not allocated to the Company’s business segments. The Company does not evaluate performance or allocate resources based on segment asset data, and therefore total segment assets are not presented.
During fiscal 2018, net revenue and related costs and expenses for certain globally serviced customers were reclassified into the segment primarily responsible for the relationship. During fiscal 2018, segment results were also adjusted to exclude corporate performance-based compensation costs, net gains (losses) on lease terminations and asset impairment charges due to the fact that these items are no longer included in the segment results provided to the Company’s chief operating decision maker in order to allocate resources and assess performance. Accordingly, the segment results for fiscal 2017 were adjusted to conform to such presentation. The Company believes this segment reporting reflects how its business segments are managed and how each segment’s performance is evaluated by the Company’s chief operating decision maker to assess performance and make resource allocation decisions.

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Segment information is summarized as follows (in thousands):

	Year Ended	Year Ended	Year Ended
	Feb 2, 2019[1]	Feb 3, 2018[1]	Jan 28, 2017[1]
Net revenue:
Americas Retail	$824,674	$833,077	$935,479
Americas Wholesale	170,812	150,366	146,260
Europe	1,142,768	998,657	788,194
Asia	388,246	308,899	248,601
Licensing[2,3]	83,194	72,755	71,919
Total net revenue[2,3]	$2,609,694	$2,363,754	$2,190,453
Earnings (loss) from operations:
Americas Retail[2,4]	$27,532	$(11,096)	$(13,752)
Americas Wholesale[2,4]	29,935	25,845	25,007
Europe[4,5]	58,298	94,545	65,068
Asia[4]	12,365	14,809	(1,392)
Licensing[2,3,4]	72,986	63,538	61,472
Total segment earnings from operations	201,116	187,641	136,403
Corporate overhead[2,4]	(96,805)	(100,434)	(71,867)
European Commission fine[6]	(45,637)	—	—
Asset impairment charges[7]	(6,939)	(8,479)	(34,385)
Net gains (losses) on lease terminations[8]	477	(11,373)	695
Restructuring charges[9]	—	—	(6,083)
Total earnings from operations[5]	$52,212	$67,355	$24,763
Capital expenditures:
Americas Retail	$19,614	$16,899	$25,881
Americas Wholesale	376	1,303	3,320
Europe	56,792	46,419	42,080
Asia	23,458	12,111	13,869
Licensing	—	—	20
Corporate overhead	7,877	7,923	5,411
Total capital expenditures	$108,117	$84,655	$90,581
______________________________________________________________________

[1]
The Company operates on a 52/53-week fiscal year calendar, which ends on the Saturday nearest to January 31 of each year. The results for fiscal 2018 included the impact of an additional week which occurred during the fourth quarter ended February 3, 2018.

[2]
During the first quarter of fiscal 2019, the Company adopted a comprehensive new revenue recognition standard using a modified retrospective method that does not restate prior periods to be comparable to the current period presentation. The adoption of this guidance primarily impacted the presentation of advertising contributions received from the Company’s licensees and the related advertising expenditures incurred by the Company. The adoption of this guidance resulted in an increase in net royalty revenue within the Company’s Licensing segment of $10.7 million, as well as an increase in SG&A expenses in our Americas Retail, Americas Wholesale and Licensing segments as well as corporate overhead of $3.9 million, $1.7 million, $1.1 million and $3.0 million, respectively, during fiscal 2019 compared to the prior year. The net favorable impact on earnings from operations was approximately $1.0 million during fiscal 2019 compared to the prior year. Refer to Note 2 to the Condensed Consolidated Financial Statements for more information regarding the impact from the adoption of this new standard.

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

[3]
During the fourth quarter of fiscal 2018, the Company reclassified net royalties received on the Company’s inventory purchases of licensed product from net revenue to cost of product sales. Accordingly, net revenue by geographic area has been adjusted for fiscal 2017 to conform.

[4]
During fiscal 2019, the Company changed the segment accountability for funds received from licensees on the Company’s purchases of its licensed products. These amounts were treated as a reduction of cost of product sales within the Licensing segment but now are considered in the results of the segments that control the respective purchases for purposes of segment performance evaluation. Accordingly, segment results for fiscal 2018 and fiscal 2017 have been adjusted to conform to the current period presentation.

[5]
During fiscal 2019, the Company adopted new authoritative guidance which requires that the non-service components of net periodic defined benefit pension cost be presented outside of earnings (loss) from operations. Accordingly, earnings from operations and segment results for fiscal 2018 and fiscal 2017 have been adjusted to conform to the current period presentation.

[6]
During fiscal 2019, the Company recognized a charge of €39.8 million ($45.6 million) for a fine imposed by the European Commission related to alleged violations of European Union competition rules by the Company. The Company paid the full amount of the fine during the first quarter of fiscal 2020.

[7]
During each of the years presented, the Company recognized asset impairment charges for certain retail locations resulting from under-performance and expected store closures. Refer to Note 5 for more information regarding these asset impairment charges.

[8]
During fiscal 2019, the Company recorded net gain on lease terminations related primarily to the early termination of certain lease agreements in North America. During fiscal 2018, the Company incurred net losses on lease terminations related primarily to the modification of certain lease agreements held with a common landlord in North America. During fiscal 2017, the Company recorded net gains on lease terminations related primarily to the early termination of certain lease agreements in Europe. Refer to Note 1 for more information regarding the net gains (losses) on lease terminations.

[9]
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

The table below presents information regarding geographic areas in which the Company operated. Net revenue is classified primarily based on the country where the Company’s customer is located (in thousands):

	Year Ended	Year Ended	Year Ended
	Feb 2, 2019	Feb 3, 2018	Jan 28, 2017
Net product sales:
U.S.	$722,794	$709,155	$801,623
Italy	304,435	289,981	251,709
Canada	187,367	200,364	217,029
South Korea	162,943	163,382	156,094
Other foreign countries	1,148,961	928,117	692,079
Total product sales	2,526,500	2,290,999	2,118,534
Net royalties[1]	83,194	72,755	71,919
Net revenue	$2,609,694	$2,363,754	$2,190,453
______________________________________________________________________

[1]
During the fourth quarter of fiscal 2018, the Company reclassified net royalties received on the Company’s inventory purchases of licensed product from net revenue to cost of product sales. Accordingly, net revenue by geographic area has been adjusted for fiscal 2017 to conform to the current period presentation.

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Long-lived assets by geographic location are as follows:

	Feb 2, 2019	Feb 3, 2018
Long-lived assets:
U.S.	$111,022	$109,943
Italy	30,038	34,884
Canada	13,225	18,845
South Korea	9,437	9,584
Other foreign countries	222,727	187,214
Total long-lived assets	$386,449	$360,470
(18) Earnings (Loss) Per Share
The computation of basic and diluted net earnings (loss) per common share attributable to common stockholders is as follows (in thousands, except per share data):

	Year Ended	Year Ended	Year Ended
	Feb 2, 2019	Feb 3, 2018	Jan 28, 2017
Net earnings (loss) attributable to Guess?, Inc.	$14,099	$(7,894)	$22,761
Less net earnings attributable to nonvested restricted stockholders	756	764	527
Net earnings (loss) attributable to common stockholders	$13,343	$(8,658)	$22,234

Weighted average common shares used in basic computations	80,146	82,189	83,666
Effect of dilutive securities:
Stock options and restricted stock units[1]	1,443	—	163
Weighted average common shares used in diluted computations	81,589	82,189	83,829
Net earnings (loss) per common share attributable to common stockholders:
Basic	$0.17	$(0.11)	$0.27
Diluted	$0.16	$(0.11)	$0.27

Dividends declared per common share	$0.90	$0.90	$0.90
______________________________________________________________________

[1]
For fiscal 2018, there were 652,494 potentially dilutive shares that were not included in the computation of diluted weighted average common shares and common equivalent shares outstanding because their effect would have been antidilutive given the Company’s net loss.

For fiscal 2019, fiscal 2018 and fiscal 2017, equity awards granted for 1,526,717, 2,925,549 and 3,254,259, respectively, of the Company’s common shares were outstanding but were excluded from the computation of diluted weighted average common shares and common equivalent shares outstanding because the assumed proceeds, as calculated under the treasury stock method, resulted in these awards being antidilutive. For fiscal 2019, the Company also excluded 928,026 nonvested stock units which were subject to the achievement of performance-based or market-based vesting conditions from the computation of diluted weighted average common shares and common equivalent shares outstanding because these conditions were not achieved as of February 2, 2019. For fiscal 2018, the Company excluded 899,345 nonvested stock units which were subject to the achievement of performance-based or market-based vesting conditions from the computation of diluted weighted average common shares and common equivalent shares outstanding because these conditions were not achieved as of February 3, 2018. For fiscal 2017, the Company excluded 473,878 nonvested stock units which were subject to the achievement of performance-based or market-

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

based vesting conditions from the computation of diluted weighted average common shares and common equivalent shares outstanding since these conditions were not achieved as of January 28, 2017.
(19) Share-Based Compensation
Share-Based Compensation Plans
The Company has four share-based compensation plans. The Guess?, Inc. 2004 Equity Incentive Plan (the “Plan”) provides that the Board of Directors may grant stock options and other equity awards to officers, key employees and certain consultants and advisors to the Company or any of its subsidiaries. Effective May 19, 2017, the Plan was amended to increase the authorized issuance of shares from 15,000,000 shares of common stock to 29,100,000 shares of common stock. In addition, the amendment provided that awards granted on or after May 1, 2017 (other than stock options or stock appreciation rights) would be counted against the number of shares available to be issued under the Plan as 3.54 shares for every one share actually issued. The amendment also extended the term through May 19, 2027 and extended the Company’s ability to grant certain performance-based awards under the Plan through the first annual meeting of the Company’s shareholders in calendar 2022. As of February 2, 2019 and February 3, 2018, there were 12,075,403 and 15,350,428 shares available for grant under the Plan, respectively. Stock options granted under the Plan have ten-year terms and typically vest and become fully exercisable in increments of one-fourth of the shares granted on each anniversary from the date of grant. Stock awards/units granted under the Plan typically vest in increments of one-fourth of the shares granted on each anniversary from the date of grant. The three most recent annual grants for stock options had initial vesting periods of nine months followed by three annual vesting periods. The most recent annual grants for other equity awards had initial vesting periods of seven months followed by three annual vesting periods.
The Guess?, Inc. Employee Stock Purchase Plan (“ESPP”) allows qualified employees to participate in the purchase of designated shares of the Company’s common stock at a price equal to 85% of the lower of the closing price at the beginning or end of each quarterly stock purchase period.
The Guess?, Inc. 2006 Non-Employee Directors’ Stock Grant and Stock Option Plan (the “Director Plan”) provides for the grant of equity awards to non-employee directors. Effective May 20, 2016, the Director Plan was amended to extend the term through June 30, 2026, reduce the authorized issuance of shares from 2,000,000 shares of common stock to 1,850,000 shares of common stock and allow more flexibility to structure compensation arrangements for the Company’s non-employee directors. All other remaining provisions under the Director Plan remained in full force and effect. As of February 2, 2019 and February 3, 2018, there were 423,873 and 495,489 shares available for grant under this plan, respectively.
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
Contingently Returnable Restricted Stock Awards
On July 7, 2015, the Company granted Victor Herrero, the Company’s former Chief Executive Officer, 150,000 restricted stock units in addition to certain other stock options and nonvested stock units in connection with an employment agreement entered into between the Company and Mr. Herrero (the “Herrero Employment Agreement”). These restricted stock units vested immediately but were considered contingently returnable as a result of a one-year implied service condition set forth in the Herrero Employment Agreement. This service condition was met during the year ended January 28, 2017. Compensation expense for these types of restricted stock units are recognized on a straight-line basis over the implied service period.
Share-Based Compensation Expense
Compensation expense for nonvested stock options and stock awards/units that are not subject to performance-based vesting conditions is recognized on a straight-line basis over the vesting period. Compensation expense for performance-based awards that vest in increments is recognized based on an accelerated attribution method. During fiscal 2018, the Company adopted authoritative guidance which eliminated the requirement to estimate forfeitures, but rather provides for an election that would allow entities to account for forfeitures as they occur. The Company adopted this election using the modified retrospective method and recorded a cumulative adjustment to reduce retained earnings by approximately $0.3 million as of the beginning of the period of adoption.
The following table summarizes the share-based compensation expense recognized under all of the Company’s stock plans during fiscal 2019, fiscal 2018 and fiscal 2017 (in thousands):

	Year Ended	Year Ended	Year Ended
	Feb 2, 2019	Feb 3, 2018	Jan 28, 2017
Stock options	$2,563	$2,345	$2,219
Stock awards/units	17,187	16,347	14,544
ESPP	223	160	145
Total share-based compensation expense	$19,973	$18,852	$16,908

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Stock options
The following table summarizes the stock option activity under all of the Company’s stock plans during fiscal 2019:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($000’s)
Options outstanding at February 3, 2018	3,912,412	$20.33
Granted	431,371	$20.74
Exercised	(553,700)	$16.16
Forfeited	(143,899)	$18.44
Expired	(65,275)	$41.71
Options outstanding at February 2, 2019	3,580,909	$20.71	6.11	$7,698

Exercisable at February 2, 2019	2,499,944	$23.18	5.16	$2,771
The fair value of each stock option was estimated on the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants during fiscal 2019, fiscal 2018 and fiscal 2017:

	Year Ended	Year Ended	Year Ended
Valuation Assumptions	Feb 2, 2019	Feb 3, 2018	Jan 28, 2017
Risk-free interest rate	2.3%	1.5%	1.0%
Expected stock price volatility	46.1%	37.1%	35.4%
Expected dividend yield	4.3%	8.0%	4.8%
Expected life of stock options	4.4 years	4.4 years	4.2 years
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
The weighted average grant date fair value of options granted was $5.89, $1.57 and $3.53 during fiscal 2019, fiscal 2018 and fiscal 2017, respectively. The total intrinsic value of stock options exercised was $3.4 million and $0.7 million during fiscal 2019 and fiscal 2018, respectively. During fiscal 2017, the intrinsic value of stock options exercised was minimal. The intrinsic value of stock options is defined as the difference between the Company’s stock price on the exercise date and the grant date exercise price. The total cash received from option exercises was $8.9 million, $1.4 million and $0.2 million during fiscal 2019, fiscal 2018 and fiscal 2017, respectively.
The compensation expense included in SG&A expense recognized was $2.6 million before the recognized income tax benefit of $0.6 million during fiscal 2019. As of February 2, 2019, there was approximately $3.2 million of unrecognized compensation cost related to nonvested stock options. This cost is expected to be recognized over a weighted average period of 1.6 years. The excess tax windfall included in cash flows from operating activities related to stock option activity was $0.3 million for fiscal 2019.

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Stock awards/units
The following table summarizes the nonvested stock awards/units activity under all of the Company’s stock plans during fiscal 2019:

	Number of Awards/Units	Weighted Average Grant Date Fair Value
Nonvested at February 3, 2018	2,464,566	$13.66
Granted	1,203,501	$20.81
Vested	(695,024)	$15.65
Forfeited	(340,874)	$16.45
Nonvested at February 2, 2019	2,632,169	$16.04
The following table summarizes the activity for nonvested performance-based units and nonvested market-based units included in the table above during fiscal 2019:

	Performance-Based Units		Market-Based Units
	Number of Units	Weighted Average Grant Date Fair Value	Number of Units	Weighted Average Grant Date Fair Value
Nonvested at February 3, 2018	1,300,921	$14.01	388,477	$12.28
Granted	496,500	$21.84	129,932	$20.28
Vested	(259,112)	$14.38	—	$—
Forfeited	(167,079)	$16.78	—	$—
Nonvested at February 2, 2019	1,371,230	$16.44	518,409	$14.28
The fair value of each market-based nonvested stock unit was estimated on the grant date using the Monte Carlo simulation with the following assumptions used for the grants during fiscal 2019, fiscal 2018 and fiscal 2017:

	Year Ended	Year Ended	Year Ended
Valuation Assumptions	Feb 2, 2019	Feb 3, 2018	Jan 28, 2017
Risk-free interest rate	2.6%	1.4%	0.9%
Expected stock price volatility	42.1%	39.7%	36.2%
Expected dividend yield	—%	—%	—%
Expected life of market-based awards	2.6 years	2.8 years	2.8 years
The weighted average grant date fair value for the total nonvested stock awards/units granted was $20.81, $11.41 and $18.01 during fiscal 2019, fiscal 2018 and fiscal 2017, respectively. The total fair value at grant date of previously nonvested stock awards/units that were vested during fiscal 2019, fiscal 2018 and fiscal 2017 was $10.9 million, $18.4 million and $14.7 million, respectively. During fiscal 2019, fiscal 2018 and fiscal 2017, the total intrinsic value of nonvested stock awards/units that vested was $14.6 million, $12.6 million and $9.4 million, respectively. The total intrinsic value of nonvested stock awards/units outstanding and unvested as of February 2, 2019 was $50.1 million.
The compensation expense included in SG&A expense recognized during fiscal 2019 was $17.2 million before the recognized income tax benefit of $3.0 million. As of February 2, 2019, there was approximately $14.5 million of total unrecognized compensation cost related to nonvested stock awards/units. This cost is expected to be recognized over a weighted average period of 1.7 years. The excess tax windfall of $0.9 million related to stock award/unit activity was included in cash flows from operating activities for fiscal 2019.
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
During fiscal 2019, fiscal 2018 and fiscal 2017, 43,737 shares, 54,300 shares and 44,486 shares of the Company’s common stock were issued pursuant to the ESPP at an average price of $16.88, $10.45 and $12.56 per share, respectively.
The fair value of stock compensation expense associated with the Company’s ESPP was estimated on the date of grant using the Black-Scholes option-pricing valuation model with the following weighted average assumptions used for grants during fiscal 2019, fiscal 2018 and fiscal 2017.

	Year Ended	Year Ended	Year Ended
Valuation Assumptions	Feb 2, 2019	Feb 3, 2018	Jan 28, 2017
Risk-free interest rate	2.0%	1.0%	0.3%
Expected stock price volatility	59.1%	45.8%	41.1%
Expected dividend yield	4.6%	7.6%	6.2%
Expected life of ESPP options	3 months	3 months	3 months
The weighted average grant date fair value of ESPP options granted during fiscal 2019, fiscal 2018 and fiscal 2017 was $5.17, $2.85 and $3.32, respectively.
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

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of February 2, 2019 and February 3, 2018 (in thousands):

	Fair Value Measurements at Feb 2, 2019				Fair Value Measurements at Feb 3, 2018
Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Foreign exchange currency contracts	$—	$4,690	$—	$4,690	$—	$51	$—	$51
Interest rate swap	—	1,033	—	1,033	—	1,460	—	$1,460
Total	$—	$5,723	$—	$5,723	$—	$1,511	$—	$1,511
Liabilities:
Foreign exchange currency contracts	$—	$77	$—	$77	$—	$18,089	$—	$18,089
Deferred compensation obligations	—	14,405	—	14,405	—	13,476	—	13,476
Total	$—	$14,482	$—	$14,482	$—	$31,565	$—	$31,565
There were no transfers of financial instruments between the three levels of fair value hierarchy during fiscal 2019 and fiscal 2018.
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
During fiscal 2018, the Company invested €0.5 million ($0.5 million) in a private equity fund. During fiscal 2019, the Company made additional investments totaling €0.9 million ($1.1 million). As permitted in accordance with authoritative guidance, the Company uses net asset value per share as a practical expedient to measure the fair value of this investment and has not included this investment in the fair value hierarchy as disclosed above. During fiscal 2019, the Company recorded an unrealized loss of €0.1 million ($0.2 million) in other income (expense). As of February 2, 2019 and February 3, 2018, the Company included €1.2 million ($1.4 million) and €0.5 million ($0.6 million), respectively, in other assets in the Company’s condensed consolidated balance sheet related to this investment. As of February 2, 2019, the Company had an unfunded commitment to invest an additional €3.6 million ($4.2 million) in the private equity fund.
The carrying amount of the Company’s remaining financial instruments, which principally include cash and cash equivalents, trade receivables, accounts payable and accrued expenses, approximates fair value due to the relatively short maturity of such instruments. The fair values of the Company’s debt instruments (see Note 8) are based on the amount of future cash flows associated with each instrument discounted using the Company’s incremental borrowing rate. As of February 2, 2019 and February 3, 2018, the carrying value of all financial instruments was not materially different from fair value, as the interest rates on the Company’s debt approximated rates currently available to the Company.
(21) Derivative Financial Instruments
Hedging Strategy
Foreign Exchange Currency Contracts
The Company operates in foreign countries, which exposes it to market risk associated with foreign currency exchange rate fluctuations. The Company has entered into certain forward contracts to hedge the risk of foreign

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

currency rate fluctuations. The Company has elected to apply the hedge accounting rules in accordance with authoritative guidance for certain of these hedges.
The Company’s primary objective is to hedge the variability in forecasted cash flows due to the foreign currency risk. Various transactions that occur primarily in Europe, Canada, South Korea, China, Hong Kong, and Mexico are denominated in U.S. dollars, British pounds and Russian rubles and thus are exposed to earnings risk as a result of exchange rate fluctuations when converted to their functional currencies. These types of transactions include U.S. dollar-denominated purchases of merchandise and U.S. dollar- and British pound-denominated intercompany liabilities. In addition, certain operating expenses, tax liabilities and pension-related liabilities are denominated in Swiss francs and are exposed to earnings risk as a result of exchange rate fluctuations when converted to the functional currency. The Company enters into derivative financial instruments, including forward exchange currency contracts, to offset some but not all of the exchange risk on certain of these anticipated foreign currency transactions.
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
The impact of the credit risk of the counterparties to the derivative contracts is considered in determining the fair value of the foreign exchange currency contracts and interest rate swap agreements. As of February 2, 2019, credit risk has not had a significant effect on the fair value of the Company’s foreign exchange currency contracts and interest rate swap agreements.
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

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Periodically, the Company may also enter into interest rate swap agreements that are not designated as hedging instruments for accounting purposes. Changes in the fair value of interest rate swap agreements not designated as hedging instruments are reported in net earnings (loss) as part of other income (expense).
Summary of Derivative Instruments
The fair value of derivative instruments in the consolidated balance sheets as of February 2, 2019 and February 3, 2018 is as follows (in thousands):

	Derivative Balance Sheet Location	Fair Value at Feb 2, 2019	Fair Value at Feb 3, 2018
ASSETS:
Derivatives designated as hedging instruments:
Cash flow hedges:
Foreign exchange currency contracts	Other current assets/ Other assets	$4,058	$41
Interest rate swap	Other assets	1,033	1,460
Total derivatives designated as hedging instruments		5,091	1,501
Derivatives not designated as hedging instruments:
Foreign exchange currency contracts	Other current assets	632	10
Total		$5,723	$1,511
LIABILITIES:
Derivatives designated as hedging instruments:
Cash flow hedges:
Foreign exchange currency contracts	Accrued expenses/ Other long-term liabilities	$77	$13,789
Derivatives not designated as hedging instruments:
Foreign exchange currency contracts	Accrued expenses	—	4,300
Total		$77	$18,089
Derivatives Designated as Hedging Instruments
Foreign Exchange Currency Contracts Designated as Cash Flow Hedges
During fiscal 2019, the Company purchased U.S. dollar forward contracts in Europe totaling US$152.4 million that were designated as cash flow hedges. As of February 2, 2019, the Company had forward contracts outstanding for its European and Canadian operations of US$175.2 million and US$3.9 million, respectively, to hedge forecasted merchandise purchases, which are expected to mature over the next 17 months. At February 3, 2018, the Company had forward contracts outstanding for its European and Canadian operations of US$145.8 million and US$38.7 million, respectively, that were designated as cash flow hedges.
As of February 2, 2019, accumulated other comprehensive income (loss) related to foreign exchange currency contracts included a net unrealized gain of approximately $2.2 million, net of tax, of which $2.1 million will be recognized in cost of product sales over the following 12 months, at the then current values on a pre-tax basis, which can be different than the current year-end values.
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
As of February 2, 2019, accumulated other comprehensive income (loss) related to the interest rate swap agreement included a net unrealized gain of approximately $0.8 million, net of tax, which will be recognized in

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

interest expense after the following 12 months, at the then current values on a pre-tax basis, which can be different than the current year-end values.
The following table summarizes the gains (losses) before taxes recognized on the derivative instruments designated as cash flow hedges in accumulated other comprehensive income (loss) and net earnings (loss) for fiscal 2019, fiscal 2018 and fiscal 2017 (in thousands):

	Year Ended February 2, 2019
	Gain (Loss) Recognized in OCI	Location of Gain (Loss) Reclassified from Accumulated OCI into Earnings[1]	Gain (Loss) Reclassified from Accumulated OCI into Earnings
Derivatives designated as cash flow hedges:
Foreign exchange currency contracts	$12,973	Cost of product sales	$(7,020)
Foreign exchange currency contracts	2	Other income (expense)	(201)
Interest rate swap	(324)	Interest expense	103

	Year Ended February 3, 2018
	Gain (Loss) Recognized in OCI	Location of Gain (Loss) Reclassified from Accumulated OCI into Loss[1]	Gain (Loss) Reclassified from Accumulated OCI into Loss	Loss Reclassified from Accumulated OCI to Retained Earnings[2]
Derivatives designated as cash flow hedges:
Foreign exchange currency contracts	$(22,497)	Cost of product sales	$14	$—
Foreign exchange currency contracts	(1,163)	Other income (expense)	(583)	—
Interest rate swap	272	Interest expense	(87)	(225)

	Year Ended January 28, 2017
	Gain Recognized in OCI	Location of Gain (Loss) Reclassified from Accumulated OCI into Earnings[1]	Gain (Loss) Reclassified from Accumulated OCI into Earnings
Derivatives designated as cash flow hedges:
Foreign exchange currency contracts	$—	Cost of product sales	$3,518
Foreign exchange currency contracts	227	Other income (expense)	301
Interest rate swap	660	Interest expense	(216)
________________________________________________________________________

[1]
The Company recognized gains of $3.5 million, $2.7 million and $0.9 million resulting from the ineffective portion related to foreign exchange currency contracts in interest income during fiscal 2019, fiscal 2018 and fiscal 2017, respectively. There was no ineffectiveness recognized related to the interest rate swap during fiscal 2019, fiscal 2018, or fiscal 2017.

[2]
During the fourth quarter of fiscal 2018, the Company early adopted authoritative guidance which addresses certain stranded income tax effects in accumulated other comprehensive loss resulting from the Tax Reform enacted in December 2017. As a result, the Company recorded a cumulative adjustment to reduce retained earnings by $0.2 million with a corresponding increase to accumulated other comprehensive income (loss) related to the Company’s interest rate swap designated as a cash flow hedge.

The following table summarizes net after-tax derivative activity recorded in accumulated other comprehensive income (loss) (in thousands):

	Year Ended Feb 2, 2019	Year Ended Feb 3, 2018
Beginning balance gain (loss)	$(14,369)	$5,400
Net gains (losses) from changes in cash flow hedges	10,962	(20,408)
Net losses reclassified to earnings (loss)	6,406	414
Net losses reclassified to retained earnings[1]	—	225
Ending balance gain (loss)	$2,999	$(14,369)

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

______________________________________________________________________

[1]
During the fourth quarter of fiscal 2018, the Company early adopted authoritative guidance which addresses certain stranded income tax effects in accumulated other comprehensive loss resulting from the Tax Reform enacted in December 2017. As a result, the Company recorded a cumulative adjustment to reduce retained earnings by $0.2 million with a corresponding increase to accumulated other comprehensive income (loss) related to the Company’s interest rate swap designated as a cash flow hedge.

Derivatives Not Designated as Hedging Instruments
As of February 2, 2019, the Company had euro foreign exchange currency contracts to purchase US$8.2 million expected to mature over the next three months. There were no Canadian dollar foreign exchange currency contracts as of February 2, 2019.
At February 3, 2018, the Company had euro foreign exchange currency contracts to purchase US$68.2 million and Canadian dollar foreign exchange currency contracts to purchase US$17.6 million.
The following table summarizes the gains (losses) before taxes recognized on the derivative instruments not designated as hedging instruments in other income and expense for fiscal 2019, fiscal 2018 and fiscal 2017 (in thousands):

	Location of Gain (Loss) Recognized in Earnings (Loss)	Gain (Loss) Recognized in Earnings (Loss)
		Year Ended Feb 2, 2019	Year Ended Feb 3, 2018	Year Ended Jan 28, 2017
Derivatives not designated as hedging instruments:
Foreign exchange currency contracts	Other income (expense)	$6,785	$(10,511)	$2,427
Interest rate swap	Other income (expense)	—	—	38

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(22) Share Repurchase Program
On June 26, 2012, the Company’s Board of Directors authorized a program to repurchase, from time-to-time and as market and business conditions warrant, up to $500 million of the Company’s common stock. Repurchases under the program may be made on the open market or in privately negotiated transactions, pursuant to Rule 10b5-1 trading plans or other available means. There is no minimum or maximum number of shares to be repurchased under the program, which may be discontinued at any time, without prior notice. During fiscal 2019, the Company repurchased 1,118,808 shares under the program at an aggregate cost of $17.6 million. During fiscal 2018, the Company repurchased 3,866,387 shares under the program at an aggregate cost of $56.1 million, of which $6.0 million was settled in fiscal 2019. During fiscal 2017, the Company repurchased 289,968 shares at an aggregate cost of $3.5 million. As of February 2, 2019, the Company had remaining authority under the program to purchase $374.6 million of its common stock.
(23) Subsequent Events
Share Repurchases
Subsequent to year end, the Company repurchased 1,000,000 shares under its share repurchase program at an aggregate cost of $18.9 million.
Dividends
On March 20, 2019, the Company announced a regular quarterly cash dividend of $0.225 per share on the Company’s common stock. The cash dividend will be paid on April 18, 2019 to shareholders of record as of the close of business on April 3, 2019.

SCHEDULE II
GUESS?, INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
Years Ended February 2, 2019, February 3, 2018 and January 28, 2017
(in thousands)

	Balance at Beginning of Period	Costs Charged to Expenses	Deductions and Write-offs	Balance at End of Period
Description
As of February 2, 2019
Allowance for doubtful accounts	$13,478	$2,661	$(7,599)	$8,540
Allowance for markdowns[1]	10,777	56,697	(55,353)	12,121
Allowance for sales returns[1]	27,881	62,293	(56,957)	33,217
Total	$52,136	$121,651	$(119,909)	$53,878
As of February 3, 2018
Allowance for doubtful accounts	$13,810	$9,447	$(9,779)	$13,478
Allowance for markdowns[1]	2,944	42,485	(34,652)	10,777
Allowance for sales returns[1]	20,891	83,593	(76,603)	27,881
Total	$37,645	$135,525	$(121,034)	$52,136
As of January 28, 2017
Allowance for doubtful accounts	$13,285	$7,370	$(6,845)	$13,810
Allowance for markdowns[1]	2,196	32,679	(31,931)	2,944
Allowance for sales returns[1]	20,513	74,278	(73,900)	20,891
Total	$35,994	$114,327	$(112,676)	$37,645
________________________________________________________________________

[1]
During the first quarter of fiscal 2019, the Company adopted a new revenue recognition standard on a modified retrospective basis which changed the presentation of allowances for wholesale sales returns and wholesale markdowns to be classified within accrued expenses rather than as a reduction to accounts receivable. During fiscal 2018 and 2017, these amounts were reported as reductions to accounts receivable. Retail sales returns are reported as accrued expenses.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Guess?, Inc.
By:	/s/ CARLOS ALBERINI
Carlos Alberini Chief Executive Officer
Date:	March 29, 2019
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ CARLOS ALBERINI	Chief Executive Officer and Director (Principal Executive Officer)	March 29, 2019
Carlos Alberini

/s/ SANDEEP REDDY	Chief Financial Officer (Principal Financial Officer and Chief Accounting Officer)	March 29, 2019
Sandeep Reddy

/s/ PAUL MARCIANO	Chief Creative Officer and Director	March 29, 2019
Paul Marciano

/s/ MAURICE MARCIANO	Chairman and Director	March 29, 2019
Maurice Marciano

/s/ GIANLUCA BOLLA	Director	March 29, 2019
Gianluca Bolla

/s/ ANTHONY CHIDONI	Director	March 29, 2019
Anthony Chidoni

/s/ LAURIE ANN GOLDMAN	Director	March 29, 2019
Laurie Ann Goldman

/s/ JOSEPH GROMEK	Director	March 29, 2019
Joseph Gromek

/s/ DEBORAH WEINSWIG	Director	March 29, 2019
Deborah Weinswig

/s/ ALEX YEMENIDJIAN	Director	March 29, 2019
Alex Yemenidjian

Exhibit Index

Exhibit Number	Description
3.1.
Restated Certificate of Incorporation of the Registrant (incorporated by reference from Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-4419) filed on July 30, 1996).

3.2.	Third Amended and Restated Bylaws of the Registrant (incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended February 3, 2018).
4.1.	Specimen Stock Certificate (incorporated by reference from Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-4419) filed on July 30, 1996).
*10.1.	2004 Equity Incentive Plan (Amended and Restated as of May 19, 2017) (incorporated by reference from the Registrant’s Current Report on Form 8-K filed July 5, 2017).
*10.2.	Non-Employee Directors’ Compensation Plan (incorporated by reference from the Registrant’s Current Report on Form 8-K filed July 6, 2016).
*10.3.	Form of Non-Employee Director Restricted Stock Agreement (incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 30, 2016).
*10.4.	Form of Non-Employee Director Restricted Stock Unit Agreement (incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 30, 2016).
*10.5.	2015 Annual Incentive Bonus Plan (incorporated by reference from the Registrant’s Current Report on Form 8-K filed June 25, 2015).
*10.6.	2002 Employee Stock Purchase Plan (Amended and Restated March 12, 2012) (incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended January 28, 2012).
*†10.7.	Executive Employment Agreement dated January 27, 2019 between the Registrant and Carlos Alberini.
*†10.8.	Non-Qualified Stock Option Agreement dated as of February 20, 2019 between the Registrant and Carlos Alberini.
*†10.9.	Restricted Stock Unit Agreement dated as of February 20, 2019 between the Registrant and Carlos Alberini.
*†10.10.	Restricted Stock Unit Agreement (revenues) dated as of February 20, 2019 between the Registrant and Carlos Alberini.
*10.11.	Separation Agreement dated January 25, 2019 between the Registrant and Victor Herrero (incorporated by reference from the Registrant’s Current Report on Form 8-K filed January 28, 2019).
*10.12.	Executive Employment Agreement dated July 7, 2015 between the Registrant and Victor Herrero (incorporated by reference from the Registrant’s Current Report on Form 8-K filed July 14, 2015).
*10.13.
Letter Agreement regarding amendment to Employment Agreement dated April 28, 2017 between the Registrant and Victor Herrero (incorporated by reference from the Registrant’s Current Report on Form 8-K filed May 4, 2017).

*10.14.
Nonqualified Stock Option Agreement dated as of July 7, 2015 between the Registrant and Victor Herrero (incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended August 1, 2015).

*10.15.
Restricted Stock Unit Agreement dated as of July 7, 2015 between the Registrant and Victor Herrero (incorporated by reference from Exhibit 10.7 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended August 1, 2015).

*10.16.
Restricted Stock Unit Agreement dated as of April 29, 2016 for Victor Herrero and Paul Marciano (incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2016).

*10.17.
Performance Share Award Agreement (total shareholder return) dated as of April 29, 2016 for Victor Herrero and Paul Marciano (incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2016).

*10.18.
Performance Share Award Agreement (revenue and operating income) dated as of April 29, 2016 for Victor Herrero and Paul Marciano (incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2016).

*10.19.
Restricted Stock Unit Agreement dated as of April 28, 2017 for Victor Herrero and Paul Marciano (incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 29, 2017).

*10.20.
Performance Share Award Agreement (total shareholder return) dated as of April 28, 2017 for Victor Herrero and Paul Marciano (incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 29, 2017).

*10.21.
Performance Share Award Agreement (revenue and earnings from operations) dated as of April 28, 2017 for Victor Herrero and Paul Marciano (incorporated by reference from the Registrant’s Quarterly Report on Form 10‑Q for the quarter ended April 29, 2017).

*10.22.
Restricted Stock Unit Agreement dated as of June 25, 2018 for Paul Marciano and Victor Herrero (incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended August 4, 2018).

*10.23.
Performance Share Award Agreement (total shareholder return) dated as of June 25, 2018 for Paul Marciano and Victor Herrero (incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended August 4, 2018).

*10.24.
Performance Share Award Agreement (revenue and earnings from operations) dated as of June 25, 2018 for Paul Marciano and Victor Herrero (incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended August 4, 2018).

*10.25.	Executive Employment Agreement dated January 26, 2016 between the Registrant and Paul Marciano (incorporated by reference from the Registrant’s Current Report on Form 8-K filed February 1, 2016).
*10.26.
Letter Agreement regarding amendment to Employment Agreement dated April 28, 2017 between the Registrant and Paul Marciano (incorporated by reference from the Registrant’s Current Report on Form 8-K filed May 4, 2017).

*†10.27.	Employment Letter dated January 25, 2019 between the Registrant and Paul Marciano.
*10.28.	Amended and Restated Offer Letter dated April 28, 2017 between the Registrant and Sandeep Reddy (incorporated by reference from the Registrant’s Current Report on Form 8-K filed May 4, 2017).
*10.29.	Form of Nonqualified Stock Option Agreement (incorporated by reference from the Registrant’s Current Report on Form 8-K filed May 16, 2005).
*10.30.	Form of Nonqualified Stock Option Agreement (incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 29, 2017).
*10.31.	Form of Restricted Stock Award Agreement (incorporated by reference from the Registrant’s Current Report on Form 8-K filed May 16, 2005).
*10.32.	Form of Restricted Stock Award Agreement (incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 29, 2017).
*10.33.	Form of Performance Share Award Agreement (incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2016).
*10.34.	Form of Performance Share Award Agreement (incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 29, 2017).
*10.35.	Form of Performance Share Award Agreement (incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended August 4, 2018).
*10.36.
Indemnification Agreements between the Registrant and certain executives and directors (incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996).

*10.37.
Nonqualified Deferred Compensation Plan (Amended and Restated Effective as of December 18, 2008) (incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended January 31, 2009).

*10.38.
Supplemental Executive Retirement Plan (Amended and Restated Effective as of December 18, 2008) (incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended January 31, 2009).

*10.39.
Amendment 2013-I to the Supplemental Executive Retirement Plan of the Registrant dated as of July 11, 2013 (incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended August 3, 2013).

10.40.
First Amendment to Lease Agreement between the Registrant and 1444 Partners, Ltd. with respect to the Registrant’s corporate headquarters (including original lease agreement) (incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended May 1, 2010).

10.41.
Second Amendment to Lease Agreement between the Registrant and 1444 Partners, Ltd. with respect to the Registrant’s corporate headquarters (incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2010).

10.42.
Third Amendment to Lease Agreement dated as of August 2, 2015 between the Registrant and 1444 Partners, Ltd. with respect to the Registrant’s corporate headquarters (incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2015).

10.43.
Loan, Guaranty and Security Agreement dated as of June 23, 2015, among the Registrant, Guess? Retail, Inc., Guess.com, Inc., Guess? Canada Corporation, the guarantors party thereto, the lenders party thereto and Bank of America, N.A., as agent for the lenders (incorporated by reference from the Registrant’s Current Report on Form 8-K filed June 24, 2015).

10.44.
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