Form 10-Q
period 2019-05-04
GUESS INC
filed 2019-06-11
CIK 912463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 4, 2019
OR
☐      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from             to
Commission file number: 1-11893
GUESS?, INC.
(Exact name of registrant as specified in its charter)

Delaware	95-3679695
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1444 South Alameda Street
Los Angeles, California	90021
(Address of principal executive offices)	(Zip Code)
(213) 765-3100
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered

Common Stock, par value $0.01 per share	GES	New York Stock Exchange
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

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
As of June 7, 2019, the registrant had 71,642,373 shares of Common Stock, $.01 par value per share, outstanding.

GUESS?, INC.
FORM 10-Q

i

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements.
GUESS?, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands, except share data)

	May 4, 2019	Feb 2, 2019
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$112,933	$210,460
Accounts receivable, net	250,521	321,995
Inventories	478,223	468,897
Other current assets	76,308	87,343
Total current assets	917,985	1,088,695
Property and equipment, net	308,136	315,558
Goodwill	36,522	37,072
Other intangible assets, net	6,282	6,934
Deferred tax assets	57,627	57,224
Restricted cash	523	535
Operating lease right-of-use assets	921,084	—
Other assets	133,601	143,187
	$2,381,760	$1,649,205
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of borrowings and finance lease obligations	$49,141	$4,315
Accounts payable	206,738	286,657
Accrued expenses and other current liabilities	172,811	252,392
Current portion of operating lease liabilities	217,110	—
Total current liabilities	645,800	543,364
Convertible senior notes, net	239,394	—
Long-term debt and finance lease obligations, net	34,573	35,012
Deferred rent and lease incentives	—	84,893
Long-term operating lease liabilities	764,202	—
Other long-term liabilities	127,939	127,438
	1,811,908	790,707
Redeemable noncontrolling interests	4,774	4,853

Commitments and contingencies (Note 13)

Stockholders’ equity:
Preferred stock, $.01 par value. Authorized 10,000,000 shares; no shares issued and outstanding	—	—
Common stock, $.01 par value. Authorized 150,000,000 shares; issued 143,041,960 and 142,707,300 shares, outstanding 71,672,866 and 81,379,660 shares, as of May 4, 2019 and February 2, 2019, respectively	717	814
Paid-in capital	480,865	523,331
Retained earnings	1,036,386	1,077,747
Accumulated other comprehensive loss	(132,706)	(126,179)
Treasury stock, 71,369,094 and 61,327,640 shares as of May 4, 2019 and February 2, 2019, respectively	(837,705)	(638,486)
Guess?, Inc. stockholders’ equity	547,557	837,227
Nonredeemable noncontrolling interests	17,521	16,418
Total stockholders’ equity	565,078	853,645
	$2,381,760	$1,649,205

See accompanying notes to condensed consolidated financial statements.

GUESS?, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF LOSS (in thousands, except per share data) (unaudited)

	Three Months Ended
	May 4, 2019	May 5, 2018
Product sales	$517,873	$501,505
Net royalties	18,818	19,784
Net revenue	536,691	521,289
Cost of product sales	354,742	347,351
Gross profit	181,949	173,938
Selling, general and administrative expenses	204,645	198,219
Asset impairment charges	1,775	759
Net gains on lease terminations	—	(152)
Loss from operations	(24,471)	(24,888)
Other income (expense):
Interest expense	(1,259)	(739)
Interest income	361	977
Other income (expense), net	2,071	(2,614)
	1,173	(2,376)

Loss before income tax benefit	(23,298)	(27,264)
Income tax benefit	(2,717)	(6,277)
Net loss	(20,581)	(20,987)
Net earnings attributable to noncontrolling interests	793	234
Net loss attributable to Guess?, Inc.	$(21,374)	$(21,221)

Net loss per common share attributable to common stockholders (Note 3):
Basic	$(0.27)	$(0.27)
Diluted	$(0.27)	$(0.27)

Weighted average common shares outstanding attributable to common stockholders (Note 3):
Basic	79,925	79,901
Diluted	79,925	79,901

See accompanying notes to condensed consolidated financial statements.

GUESS?, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (in thousands) (unaudited)

	Three Months Ended
	May 4, 2019	May 5, 2018
Net loss	$(20,581)	$(20,987)
Other comprehensive income (loss) (“OCI”):
Foreign currency translation adjustment
Gains (losses) arising during the period	(12,067)	(24,572)
Derivative financial instruments designated as cash flow hedges
Gains arising during the period	4,436	7,492
Less income tax effect	(572)	(1,024)
Reclassification to net loss for (gains) losses realized	(276)	1,879
Less income tax effect	95	(263)
Defined benefit plans
Foreign currency and other adjustments	107	343
Less income tax effect	(11)	(32)
Net actuarial loss amortization	111	152
Prior service credit amortization	(10)	(7)
Less income tax effect	(11)	(20)
Total comprehensive loss	(28,779)	(37,039)
Less comprehensive income (loss) attributable to noncontrolling interests:
Net earnings	793	234
Foreign currency translation adjustment	310	(324)
Amounts attributable to noncontrolling interests	1,103	(90)
Comprehensive loss attributable to Guess?, Inc.	$(29,882)	$(36,949)

See accompanying notes to condensed consolidated financial statements.

GUESS?, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) (unaudited)

	Three Months Ended
	May 4, 2019	May 5, 2018
Cash flows from operating activities:
Net loss	$(20,581)	$(20,987)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property and equipment	17,680	15,706
Amortization of other long-term and intangible assets	918	793
Amortization of debt discount	213	—
Amortization of debt issuance costs	41	—
Share-based compensation expense	4,468	3,958
Unrealized forward contract gains	(34)	(2,584)
Net loss on disposition of property and equipment and long-term assets	2,250	615
Other items, net	82	6,810
Changes in operating assets and liabilities:
Accounts receivable	68,482	46,957
Inventories	(13,676)	(32,700)
Prepaid expenses and other assets	(11,681)	(14,024)
Operating lease assets and liabilities, net	89	—
Accounts payable and accrued expenses	(145,077)	(77,518)
Other long-term liabilities	325	5,398
Net cash used in operating activities	(96,501)	(67,576)
Cash flows from investing activities:
Purchases of property and equipment	(17,865)	(19,004)
Changes in other assets	521	—
Acquisition of businesses, net of cash acquired	—	(104)
Net cash settlement of forward contracts	162	(941)
Purchases of investments	—	(828)
Net cash used in investing activities	(17,182)	(20,877)
Cash flows from financing activities:
Proceeds from short-term borrowings	78,892	—
Repayments of short-term borrowings	(33,599)	—
Proceeds from issuance of convertible senior notes	300,000	—
Proceeds from issuance of warrants	28,080	—
Purchase of convertible note hedges	(60,990)	—
Convertible debt issuance costs	(4,246)	—
Purchase of equity forward contracts	(68,000)	—
Repayment of finance lease obligations and borrowings	(586)	(538)
Dividends paid	(18,642)	(18,246)
Issuance of common stock, net of tax withholdings on vesting of stock awards	(622)	4,120
Purchase of treasury stock	(201,564)	(23,620)
Net cash provided by (used in) financing activities	18,723	(38,284)
Effect of exchange rates on cash, cash equivalents and restricted cash	(2,579)	(8,221)
Net change in cash, cash equivalents and restricted cash	(97,539)	(134,958)
Cash, cash equivalents and restricted cash at the beginning of the year	210,995	367,682
Cash, cash equivalents and restricted cash at the end of the period	$113,456	$232,724

Supplemental cash flow data:
Interest paid	$566	$211
Income taxes paid, net of refunds	$(232)	$8,403

Non-cash investing and financing activity:
Assets acquired under finance lease obligations	$665	$—

See accompanying notes to condensed consolidated financial statements.

GUESS?, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)

	For the three months ended May 4, 2019
	Guess?, Inc. Stockholders’ Equity
	Common Stock					Treasury Stock
	Shares	Amount	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Shares	Amount	Nonredeemable Noncontrolling Interests	Total
Balance at February 2, 2019	81,379,660	$814	$523,331	$1,077,747	$(126,179)	61,327,640	$(638,486)	$16,418	$853,645
Cumulative adjustment from adoption of new accounting guidance	—	—	—	(1,684)	1,981	—	—	—	297
Net earnings (loss)	—	—	—	(21,374)	—	—	—	793	(20,581)
Foreign currency translation adjustment	—	—	—	—	(12,377)	—	—	310	(12,067)
Gain on derivative financial instruments designated as cash flow hedges	—	—	—	—	3,683	—	—	—	3,683
Actuarial valuation and prior service credit amortization and foreign currency and other adjustments on defined benefit plans	—	—	—	—	186	—	—	—	186
Issuance of common stock under stock compensation plans including tax effect	545,881	5	(3,042)	—	—	(211,221)	2,225	—	(812)
Issuance of stock under Employee Stock Purchase Plan	11,377	1	69	—	—	(11,377)	120	—	190
Share-based compensation	—	—	4,440	28	—	—	—	—	4,468
Dividends	—	—	—	(18,331)	—	—	—	—	(18,331)
Share repurchases	(10,264,052)	(103)	103	—	—	10,264,052	(201,564)	—	(201,564)
Equity component value of convertible note issuance, net	—	—	42,324	—	—	—	—	—	42,324
Sale of common stock warrant	—	—	28,080	—	—	—	—	—	28,080
Purchase of convertible note hedge	—	—	(46,440)	—	—	—	—	—	(46,440)
Equity forward contract issuance	—	—	(68,000)	—	—	—	—	—	(68,000)
Balance at May 4, 2019	71,672,866	$717	$480,865	$1,036,386	$(132,706)	71,369,094	$(837,705)	$17,521	$565,078

	For the three months ended May 5, 2018
	Guess?, Inc. Stockholders’ Equity
	Common Stock					Treasury Stock
	Shares	Amount	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Shares	Amount	Nonredeemable Noncontrolling Interests	Total
Balance at February 3, 2018	81,371,118	$813	$498,249	$1,132,173	$(93,062)	60,252,569	$(621,354)	$16,656	$933,475
Cumulative adjustment from adoption of new accounting guidance	—	—	—	5,829	—	—	—	—	5,829
Net earnings (loss)	—	—	—	(21,221)	—	—	—	234	(20,987)
Foreign currency translation adjustment	—	—	—	—	(24,248)	—	—	(324)	(24,572)
Gain on derivative financial instruments designated as cash flow hedges	—	—	—	—	8,084	—	—	—	8,084
Actuarial valuation and prior service credit amortization and foreign currency and other adjustments on defined benefit plans	—	—	—	—	436	—	—	—	436
Issuance of common stock under stock compensation plans including tax effect	689,341	8	3,882	—	—	—	—	—	3,890
Issuance of stock under Employee Stock Purchase Plan	15,313	—	71	—	—	(15,313)	159	—	230
Share-based compensation	—	—	3,949	9	—	—	—	—	3,958
Dividends	—	—	—	(18,499)	—	—	—	—	(18,499)
Share repurchases	(1,118,808)	(11)	11	—	—	1,118,808	(17,587)	—	(17,587)
Balance at May 5, 2018	80,956,964	$810	$506,162	$1,098,291	$(108,790)	61,356,064	$(638,782)	$16,566	$874,257

See accompanying notes to condensed consolidated financial statements.

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
May 4, 2019
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
Basis of Presentation
In the opinion of management, the accompanying unaudited condensed consolidated financial statements of the Company contain all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the condensed consolidated balance sheets as of May 4, 2019 and February 2, 2019, the condensed consolidated statements of loss, comprehensive loss and cash flows for the three months ended May 4, 2019 and May 5, 2018. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) for interim financial information and the instructions to Rule 10-01 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). Accordingly, they have been condensed and do not include all of the information and footnotes required by GAAP for complete financial statements. The results of operations for the three months ended May 4, 2019 are not necessarily indicative of the results of operations to be expected for the full fiscal year. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended February 2, 2019.
The three months ended May 4, 2019 had the same number of days as the three months ended May 5, 2018. All references herein to “fiscal 2020,” “fiscal 2019” and “fiscal 2018” represent the results of the 52-week fiscal year ending February 1, 2020, the 52-week fiscal year ended February 2, 2019 and the 53-week fiscal year ended February 3, 2018, respectively.
Reclassifications
The Company has made certain reclassifications to prior period amounts to conform to the current period presentation within the accompanying notes to the condensed consolidated financial statements.
Revenue Recognition
The Company recognizes the majority of its revenue from its direct-to-consumer (brick-and-mortar retail stores and concessions as well as e-commerce) and wholesale distribution channels at a point in time when it satisfies a performance obligation and transfers control of the product to the respective customer.
The Company also recognizes royalty revenue from its trademark license agreements. The Company’s trademark license agreements represent symbolic licenses that are dependent on the Company’s continued support over the term of the license agreement. The amount of revenue that is recognized from the licensing arrangements is based on sales-based royalty and advertising fund contributions as well as specific fixed payments, where applicable. The Company’s trademark license agreements customarily provide for a multi-year initial term ranging from three to ten years, and may contain options to renew prior to expiration for an additional multi-year period. The unrecognized portion of upfront payments is included in deferred royalties in accrued expenses and other long-term liabilities depending on the short or long-term nature of the payments to be recognized. As of May 4, 2019, the Company had $6.3 million and $14.1 million of deferred royalties related to these upfront payments included in accrued expenses and other long-term liabilities, respectively. This compares to $6.4 million and $15.5 million of deferred royalties related to these upfront payments included in accrued expenses and other long-term liabilities, respectively, at February 2, 2019. During the three months ended May 4, 2019 and May 5, 2018, the Company recognized $3.1 million and $3.3 million in net royalties related to the amortization of the deferred royalties, respectively.
Refer to Note 8 for further information on disaggregation of revenue by segment and country.
New Accounting Guidance
Changes in Accounting Policies
In February 2016, the FASB issued a comprehensive new lease standard which superseded previous lease guidance. The standard requires a lessee to recognize an asset related to the right to use the underlying asset and a liability that approximates the present value of the lease payments over the term of contracts that qualify as leases under the new guidance. The standard also requires expanded disclosures surrounding leases. The Company adopted this guidance as of February 3, 2019 using the modified retrospective approach and recorded a cumulative adjustment to increase retained earnings by approximately $0.3 million, net taxes, with no restatement of prior periods. In addition, the Company elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allows the Company to carry forward historical lease classification. As of the adoption date, the Company recorded operating lease right-of-use assets and operating lease liabilities of approximately $1.0 billion. The standard did not materially impact the Company’s condensed consolidated statements of loss or cash flows. Refer to Note 2 for the Company’s expanded disclosures on leases.
In August 2017, the FASB issued authoritative guidance to better align the results of hedge accounting with an entity’s risk management activities. This guidance eliminated the requirement to separately measure and report ineffectiveness for instruments that qualify for hedge accounting and generally requires that the entire change in the fair value of such instruments ultimately be presented in the same line as the respective hedge item. As a result, there is no interest component recognized for the ineffective portion of instruments that qualify for hedge accounting, but rather all changes in the fair value of such instruments are included in other comprehensive income (loss). The guidance also reduced the overall complexity of the hedge accounting model, including broadening the scope of risks eligible to qualify for hedge accounting, easing documentation and effectiveness assessment requirements, modifying the treatment of components excluded from the assessment of hedge effectiveness and updating disclosure requirements. In October 2018, the FASB clarified the new hedge accounting guidance by allowing the Secured Overnight Financing Rate to be eligible as a U.S. benchmark interest rate for purposes of applying hedge accounting. The Company adopted this guidance as of February 3, 2019. The adoption of this guidance resulted in a decrease in retained earnings and a decrease in accumulated other comprehensive loss of approximately $2.0 million. Approximately $1.4 million of this gain will be recognized in cost of product sales during fiscal 2020, on a pre-tax basis.
Recently Issued Accounting Guidance
In June 2016, the FASB issued authoritative guidance related to the measurement of credit losses on financial instruments. This guidance is effective for fiscal years beginning after December 15, 2019, which will be the Company’s first quarter of fiscal 2021. Early adoption is permitted for fiscal periods beginning after December 15, 2018, which was the Company’s first quarter of fiscal 2020. The Company is currently evaluating the impact of the adoption of this standard on its condensed consolidated financial statements and related disclosures.
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
In August 2018, the FASB issued authoritative guidance to modify the disclosure requirements on fair value measurements. This guidance is effective for fiscal years beginning after December 15, 2019, which will be the Company’s first quarter of fiscal 2021 with early adoption permitted. The Company is currently evaluating the impact of the adoption of this standard on its related disclosures.
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
(2)    Lease Accounting
The Company primarily leases its showrooms, advertising, licensing, sales and merchandising offices, remote distribution and warehousing facilities and retail and factory outlet store locations under operating lease agreements expiring on various dates through January 2039. The Company also leases some of its equipment as well as computer hardware and software under operating and finance lease agreements expiring on various dates through May 2027.
The Company determines whether an arrangement is a lease at inception of the agreement and reassesses that conclusion if the agreement is modified. The term of the Company’s leases represents the non-cancelable period of the lease, including any rent-free periods and any options to renew, extend or terminate the lease that the Company is reasonably certain to exercise. The Company determines the term of each lease at lease commencement and revisits that term in subsequent periods if a triggering event occurs which would require reassessment.
Leases with an initial contractual term in excess of 12 months are accounted for as either an operating or finance lease based on certain criteria. Under this new guidance, leases the Company previously referred to as “capital leases” are now referred to as “finance leases.” In connection with the adoption of the new lease standard, the Company elected to apply the group of practical expedients which allows the Company to carry forward its identification of existing contracts that are or contain leases, its historical lease classification and its initial direct costs for existing leases. The Company has also elected to recognize leases with an initial term of 12 months or less on a straight-line basis without recognizing a right-to-use asset or operating lease liability.
The Company’s lease agreements primarily provide for lease payments based on a minimum annual rental amount, a percentage of annual sales volume, periodic adjustments related to inflation or a combination of such lease payments. Certain retail store leases provide for rents based upon the minimum annual rental amount and a percentage of annual sales volume, generally ranging from 3% to 23%, when specific sales volumes are exceeded. The Company’s retail concession leases also provide for rents primarily based upon a percentage of annual sales volume which average approximately 33% of annual sales volume. Some of these leases require the Company to make periodic payments for insurance, property taxes, sales promotion and common area maintenance charges. The Company has elected the practical expedient to not separate non-lease components from lease components in the measurement of liabilities for its real estate leases. Lease liabilities are recognized at the present value of the fixed lease payments, reduced by landlord incentives using a discount rate based on similarly secured borrowings available to the Company. Lease right-of-use assets are recognized based on the initial present value of the fixed lease payments, reduced by landlord incentives, plus any direct costs from executing the leases. Variable lease payments are expensed as incurred and do not factor into the measurement of the applicable lease liability or lease right-of-use asset. Lease right-of-use assets are amortized over the life of the lease and tested for impairment in the same manner as long-lived assets used in operations. Leasehold improvements are capitalized at cost and amortized over the lesser of their expected useful life or the lease term.
The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants. In addition to the amounts as disclosed below, the Company has estimated additional operating lease commitments of approximately $26 million for leases where the Company has not yet taken possession of the underlying asset as of May 4, 2019. As such, the related operating lease right-of-use assets and operating lease liabilities have not been recognized in the Company’s condensed consolidated balance sheet as of May 4, 2019.
As of May 4, 2019, the components of leases and lease costs are as follows (in thousands):

	Balance Sheet Location	May 4, 2019
Assets
Operating	Operating lease right-of-use assets	$921,084
Finance	Property and equipment, net	15,197
Total lease assets		$936,281

Liabilities
Current:
Operating	Current portion of operating lease liabilities	$217,110
Finance	Current portion of borrowings and finance lease obligations	1,976
Noncurrent:
Operating	Long-term operating lease liabilities	764,202
Finance	Long-term debt and finance lease obligations, net	14,591
Total lease liabilities		$997,879

	Income Statement Location	Three Months Ended May 4, 2019
Operating lease costs[1]	Cost of product sales	$58,816
Operating lease costs[1]	Selling, general and administrative expenses	5,264
Finance lease costs
Amortization of leased assets[2]	Cost of product sales	43
Amortization of leased assets[2]	Selling, general and administrative expenses	543
Interest on lease liabilities	Interest expense	287
Variable lease costs[1]	Cost of product sales	24,825
Variable lease costs[1]	Selling, general and administrative expenses	827
Short-term lease costs[1]	Selling, general and administrative expenses	212
Total lease costs		$90,817
__________________________________
Notes:

[1]
Rental expense for all property and equipment operating leases during the three months ended May 5, 2018 aggregated $72.2 million, including percentage rent of $16.4 million. During the three months ended May 5, 2018, the Company also recognized insurance, taxes, sales promotion and common area maintenance charges totaling $14.9 million related to its operating leases.

[2]	Amortization of leased assets related to finance leases are included in depreciation expense in the Company’s condensed consolidated statements of loss.

Maturities of the Company’s operating and finance lease liabilities as of May 4, 2019 are as follows (in thousands):

Maturity of Lease Liabilities	Operating Leases	Finance Leases	Total
2020 [1]	$191,782	$2,309	$194,091
2021	196,564	2,819	199,383
2022	182,630	3,074	185,704
2023	151,931	2,752	154,683
2024	126,256	2,620	128,876
After 2024	238,400	7,625	246,025
Total lease payments	1,087,563	21,199	1,108,762
Less: Interest	106,251	4,632	110,883
Present value of lease liabilities	$981,312	$16,567	$997,879
__________________________________
Notes:

[1]	Represents the maturity of lease liabilities for the remainder of fiscal 2020 and does not include payments made during the three months ended May 4, 2019.
Other supplemental information as of May 4, 2019 is as follows (dollars in thousands):

Lease Term and Discount Rate	May 4, 2019
Weighted-average remaining lease term (years)
Operating leases	6.0 years
Finance leases	7.3 years
Weighted-average discount rate
Operating leases	3.6%
Finance leases	7.2%

Supplemental Cash Flow Information	Three Months Ended May 4, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$62,082
New operating right-of-use assets obtained in exchange for lease liabilities	68,804

(3)	Loss per Share
Basic earnings (loss) per share represents net earnings (loss) attributable to common stockholders divided by the weighted average number of common shares outstanding during the period. The Company considers any restricted stock units with forfeitable dividend rights that are issued and outstanding, but considered contingently returnable if certain service conditions are not met, as common equivalent shares outstanding. These restricted stock units are excluded from the weighted average number of common shares outstanding and basic earnings (loss) per share calculation until the respective service conditions have been met. Diluted earnings per share represents net earnings attributable to common stockholders divided by the weighted average number of common shares outstanding, inclusive of the dilutive impact of common equivalent shares outstanding during the period, and the dilutive impact of the Company’s convertible senior notes, related warrants and equity forward contract related to its accelerated share repurchase agreement, as applicable.
The Company expects to settle the principal amount of its outstanding convertible senior notes in cash and any excess in shares. As a result, upon conversion of the convertible senior notes, only the amounts in excess of the principal amount are considered in diluted earnings per share under the treasury stock method, if applicable. In April 2019, the Company entered into an equity forward contract related to its accelerated share repurchase agreement. Based on the terms of the equity forward contract, the Company may be required to issue shares upon settlement if the Company’s stock price rises above a certain threshold during the agreement period. The Company has included the dilutive impact from any shares it may be obligated to issue in the computation of diluted earnings per share using the contingently issuable share guidance, as applicable. See Note 10 and Note 4 for more information regarding the Company’s convertible senior notes and its accelerated share repurchase agreement.
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

The computation of basic and diluted net loss per common share attributable to common stockholders is as follows (in thousands, except per share data):

	Three Months Ended
	May 4, 2019	May 5, 2018
Net loss attributable to Guess?, Inc.	$(21,374)	$(21,221)
Less net earnings attributable to nonvested restricted stockholders	161	198
Net loss attributable to common stockholders	$(21,535)	$(21,419)

Weighted average common shares used in basic computations	79,925	79,901
Effect of dilutive securities:
Stock options and restricted stock units[1]	—	—
Weighted average common shares used in diluted computations	79,925	79,901

Net loss per common share attributable to common stockholders:
Basic	$(0.27)	$(0.27)
Diluted	$(0.27)	$(0.27)
__________________________________
Notes:

[1]
For the three months ended May 4, 2019 and May 5, 2018, there were 1,052,518 and 1,077,017, respectively, of potentially dilutive shares that were not included in the computation of diluted weighted average common shares and common equivalent shares outstanding because their effect would have been antidilutive given the Company’s net loss.

For the three months ended May 4, 2019 and May 5, 2018, equity awards granted for 2,137,004 and 2,895,494, respectively, of the Company’s common shares were outstanding but were excluded from the computation of diluted weighted average common shares and common equivalent shares outstanding because the assumed proceeds, as calculated under the treasury stock method, resulted in these awards being antidilutive. For the three months ended May 4, 2019, the Company also excluded 1,075,085 nonvested stock units which are subject to the achievement of performance-based vesting conditions from the computation of diluted weighted average common shares and common equivalent shares outstanding because these conditions were not achieved as of May 4, 2019. For the three months ended May 5, 2018, the Company excluded 871,904 nonvested stock units which were subject to the achievement of performance-based vesting conditions from the computation of diluted weighted average common shares and common equivalent shares outstanding because these conditions were not achieved as of May 5, 2018.
The conversion spread on the Company’s convertible senior notes will have a dilutive impact on diluted earnings per share when the average market price of the Company’s common stock for a given period exceeds the conversion price of $25.78 per share of common stock. For the three months ended May 4, 2019, the convertible senior notes have been excluded from the computation of diluted earnings per share as the effect would be antidilutive since the conversion price of the convertible senior notes exceeded the average market price of the Company’s common stock. Warrants to purchase 11.6 million shares of the Company’s common shares at $46.88 per share were outstanding as of May 4, 2019 but were excluded from the computation of diluted earnings per share since the warrants’ strike price was greater than the average market price of the Company’s common stock during the period. There was no dilutive impact from the Company’s equity forward contact related to its accelerated share repurchase program as of May 4, 2019. See Note 10 and Note 4 for more information regarding the Company’s convertible senior notes and its accelerated share repurchase agreement.

(4)	Stockholders’ Equity
Share Repurchase Program
On June 26, 2012, the Company’s Board of Directors authorized a program to repurchase, from time-to-time and as market and business conditions warrant, up to $500 million of the Company’s common stock. Repurchases under the program may be made on the open market or in privately negotiated transactions, pursuant to Rule 10b5-1 trading plans or other available means. There is no minimum or maximum number of shares to be repurchased under the program, which may be discontinued at any time, without prior notice. During the three months ended May 4, 2019, the Company repurchased 10,264,052 shares under the program at an aggregate cost of $201.6 million, which is inclusive of the shares repurchased under the accelerated share repurchase agreement (the “ASR Contract”) as described below. During the three months ended May 5, 2018, the Company repurchased 1,118,808 shares under the program at an aggregate cost of $17.6 million. As of May 4, 2019, the Company had remaining authority under the program to purchase $105.1 million of its common stock.
On April 26, 2019, pursuant to existing stock repurchase authorizations, the Company entered into an ASR Contract with JPMorgan Chase Bank, National Association (in such capacity, the “ASR Counterparty”), to repurchase an aggregate of $170 million of the Company’s common stock. Under the ASR Contract, the Company made an initial payment of $170 million to the ASR Counterparty and received an initial delivery of approximately 5.2 million shares of common stock, which represented approximately $102 million (or 60%) of the ASR Contract. The remaining balance of $68 million was classified as an equity forward contract and recorded in additional paid-in capital within shareholders’ equity as of May 4, 2019. The exact number of shares the Company will repurchase under the ASR Contract will be based generally upon the average daily volume weighted average price of the common stock during the repurchase period, less a discount. At settlement, under certain circumstances, the ASR Counterparty may be required to deliver additional shares of common stock to the Company, or under certain circumstances, the Company may be required either to deliver shares of common stock or to make a cash payment to the ASR Counterparty. Final settlement of the transactions under the ASR Contract is expected to occur by the end of the third quarter of calendar 2019. The terms of the ASR Contract are subject to adjustment, including, but not limited to, adjustments arising if the Company were to enter into or announce certain types of transactions or to take certain corporate actions. The ASR Contract contains the principal terms and provisions governing the accelerated share repurchases, including, but not limited to, the mechanism used to determine the number of shares that will be delivered, the required timing of delivery of the shares, the circumstances under which the ASR Counterparty is permitted to make adjustments to valuation and calculation periods and various acknowledgments, representations and warranties made by the Company and the ASR Counterparty to one another.
Dividends
The following table sets forth the cash dividend declared per share for the three months ended May 5, 2018 and May 4, 2019:

	Three Months Ended
	May 4, 2019	May 5, 2018
Cash dividend declared per share	$0.225	$0.225
During the first quarter of fiscal 2020, the Company announced that its Board of Directors intends to reduce future quarterly cash dividends that may be paid to holders of the Company’s common stock, when, as and if any such dividend is declared by the Company’s Board of Directors, from $0.225 per share to $0.1125 per share to redeploy capital and return incremental value to shareholders through share repurchases. Decisions on whether, when and in what amounts to continue making any future dividend distributions will remain at all times entirely at the discretion of the Company’s Board of Directors, which reserves the right to change or terminate the Company’s dividend practices at any time and for any reason without prior notice. The payment of cash dividends in the future will be based upon a number of business, legal and other considerations, including our cash flow from operations, capital expenditures, debt service and covenant requirements, cash paid for income taxes, earnings, share repurchases, economic conditions and U.S. and global liquidity.

Accumulated Other Comprehensive Income (Loss)
The changes in accumulated other comprehensive income (loss), net of related income taxes, for the three months ended May 4, 2019 and May 5, 2018 are as follows (in thousands):

	Three Months Ended May 4, 2019
	Foreign Currency Translation Adjustment	Derivative Financial Instruments Designated as Cash Flow Hedges	Defined Benefit Plans	Total
Balance at February 2, 2019	$(119,546)	$2,999	$(9,632)	$(126,179)
Cumulative adjustment reclassified from retained earnings due to adoption of new accounting guidance[1]	—	1,981	—	1,981
Gains (losses) arising during the period	(12,377)	3,864	96	(8,417)
Reclassification to net loss for (gains) losses realized	—	(181)	90	(91)
Net other comprehensive income (loss)	(12,377)	3,683	186	(8,508)
Balance at May 4, 2019	$(131,923)	$8,663	$(9,446)	$(132,706)
__________________________________
Notes:

[1]
During the three months ended May 4, 2019, the Company adopted new authoritative guidance which eliminated the requirement to separately measure and report ineffectiveness for instruments that qualify for hedge accounting and generally requires that the entire change in the fair value of such instruments ultimately be presented in the same line as the respective hedge item. As a result, there is no interest component recognized for the ineffective portion of instruments that qualify for hedge accounting, but rather all changes in the fair value of such instruments are included in other comprehensive income (loss) beginning during the three months ended May 4, 2019. Upon adoption of this guidance, the Company reclassified $2.0 million in gains from retained earnings to accumulated other comprehensive loss related to the previously recorded interest component on outstanding instruments that qualified for hedge accounting.

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

Details on reclassifications out of accumulated other comprehensive income (loss) to net loss during the three months ended May 4, 2019 and May 5, 2018 are as follows (in thousands):

	Three Months Ended		Location of (Gain) Loss Reclassified from Accumulated OCI into Loss
	May 4, 2019	May 5, 2018
Derivative financial instruments designated as cash flow hedges:
Foreign exchange currency contracts	$(230)	$1,686	Cost of product sales
Foreign exchange currency contracts	—	201	Other income/expense
Interest rate swap	(46)	(8)	Interest expense
Less income tax effect	95	(263)	Income tax expense
	(181)	1,616
Defined benefit plans:
Net actuarial loss amortization	111	152	Other income (expense)
Prior service credit amortization	(10)	(7)	Other income (expense)
Less income tax effect	(11)	(20)	Income tax expense
	90	125
Total reclassifications during the period	$(91)	$1,741

(5)	Accounts Receivable
Accounts receivable is summarized as follows (in thousands):

	May 4, 2019	Feb 2, 2019
Trade	$244,271	$314,651
Royalty	6,779	5,992
Other	8,137	9,892
	259,187	330,535
Less allowances	8,666	8,540
	$250,521	$321,995
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

(6)	Inventories
Inventories consist of the following (in thousands):

	May 4, 2019	Feb 2, 2019
Raw materials	$671	$881
Work in progress	88	162
Finished goods	477,464	467,854
	$478,223	$468,897
The above balances include an allowance to write down inventories to the lower of cost or net realizable value of $27.6 million and $30.9 million as of May 4, 2019 and February 2, 2019, respectively.

(7)	Income Taxes
Income tax expense for the interim periods was computed using the tax rate estimated to be applicable for the full fiscal year, adjusted for discrete items. The Company’s effective income tax rate was a benefit of 11.7% for the three months ended May 4, 2019, compared to a benefit of 23.0% for the three months ended May 5, 2018.

The change in the effective income tax rate during the three months ended May 4, 2019 was due primarily to the impact of discrete non-deductible expenses as compared to the same prior-year period and a shift in the distribution of earnings among the Company’s tax jurisdictions within the quarters of the current fiscal year.
In December 2017, the U.S. government enacted the Tax Reform, which significantly changed the U.S. corporate income tax laws, including lowering the U.S. federal corporate income tax rate from 35% to 21% and requiring a one-time mandatory transition tax on accumulated foreign earnings. The Tax Reform also established new tax laws that were effective for calendar 2018, including but not limited to (i) a new provision designed to tax global intangible low-taxed income (“GILTI”), (ii) a general elimination of U.S. federal income taxes on dividends from foreign subsidiaries, (iii) a limitation on deductible interest expense and (iv) limitations on the deductibility of certain executive compensation. Any income tax payable related to the transition tax is due over an eight-year period beginning in calendar 2018. Based on the Company’s interpretation of the Tax Reform, reasonable estimates were made to record provisional adjustments during the fourth quarter of fiscal 2018. During the third quarter of fiscal 2019, the Company completed the preparation of its U.S. federal tax return for fiscal 2018 and concluded, based on the additional information that had become available, that no transition tax was due with respect to the Tax Reform. As a result, during the third quarter of fiscal 2019, the Company reversed a portion of provisional amounts initially recorded during the three months ended February 3, 2018 and recorded a benefit of $19.6 million. On November 28, 2018, the U.S. Internal Revenue Service (“IRS”) announced a proposed regulation to revise the section of the underlying IRS code which gave rise to the Company’s change in the provisional calculation. In the event such proposed legislation is passed in the future, the Company could have tax liabilities of approximately $25.8 million. Therefore, the Company accrued such amount in the fourth quarter of 2019. The balance related to this transition tax included in other long-term liabilities was $25.8 million as of May 4, 2019 and February 2, 2019.
From time-to-time, the Company is subject to routine income tax audits on various tax matters around the world in the ordinary course of business. As of May 4, 2019, several income tax audits were underway for various periods in multiple jurisdictions. The Company accrues an amount for its estimate of additional income tax liability which the Company, more likely than not, will incur as a result of the ultimate resolution of income tax audits (“uncertain tax positions”). The Company reviews and updates the estimates used in the accrual for uncertain tax positions as more definitive information becomes available from taxing authorities, upon completion of tax audits, upon expiration of statutes of limitation, or upon occurrence of other events.
The Company had aggregate accruals for uncertain tax positions, including penalties and interest, of $38.7 million and $41.4 million as of May 4, 2019 and February 2, 2019, respectively.

(8)	Segment Information
The Company’s businesses are grouped into five reportable segments for management and internal financial reporting purposes: Americas Retail, Americas Wholesale, Europe, Asia and Licensing. The Company’s Americas Retail, Americas Wholesale, Europe and Licensing reportable segments are the same as their respective operating segments. Certain components of the Company’s Asia operating segment are separate operating segments based on region, which have been aggregated into the Asia reportable segment for disclosure purposes. Management evaluates segment performance based primarily on revenues and earnings (loss) from operations before corporate performance-based compensation costs, net gains (losses) from lease terminations, asset impairment charges, restructuring charges, and other non-recurring charges, if any. The Company believes this segment reporting reflects how its business segments are managed and how each segment’s performance is evaluated by the Company’s chief operating decision maker to assess performance and make resource allocation decisions. The Americas Retail segment includes the Company’s retail and e-commerce operations in the Americas. The Americas Wholesale segment includes the Company’s wholesale operations in the Americas. The Europe segment includes the Company’s retail, e-commerce and wholesale operations in Europe and the Middle East. The Asia segment includes the Company’s retail, e-commerce and wholesale operations in Asia and the Pacific. The Licensing segment includes the worldwide licensing operations of the Company. The business segment operating results exclude corporate overhead costs, which consist of shared costs of the organization, net gains (losses) on lease terminations, asset impairment charges and restructuring charges and certain non-recurring charges, if any. Corporate overhead costs are presented separately and generally include, among other things, the following unallocated corporate costs: accounting and finance, executive compensation, corporate performance-based compensation, facilities, global advertising and marketing, human resources, information technology and legal.
Net revenue and earnings (loss) from operations are summarized as follows for the three months ended May 4, 2019 and May 5, 2018 (in thousands):

	Three Months Ended
	May 4, 2019	May 5, 2018
Net revenue:
Americas Retail	$176,423	$171,340
Americas Wholesale	46,205	40,679
Europe	210,055	205,435
Asia	85,190	84,051
Licensing	18,818	19,784
Total net revenue	$536,691	$521,289
Earnings (loss) from operations:
Americas Retail	$(1,812)	$(5,680)
Americas Wholesale	7,814	6,026
Europe	(16,327)	(20,333)
Asia	(3,203)	4,065
Licensing	16,644	17,486
Total segment earnings from operations	3,116	1,564
Corporate overhead	(25,812)	(25,845)
Asset impairment charges[1]	(1,775)	(759)
Net gains on lease terminations[2]	—	152
Total loss from operations	$(24,471)	$(24,888)
__________________________________
Notes:

[1]
During each of the periods presented, the Company recognized asset impairment charges for certain retail locations resulting from under-performance and expected store closures. Refer to Note 15 for more information regarding these asset impairment charges.

[2]	During the three months ended May 5, 2018, the Company recorded net gains on lease terminations related primarily to the early termination of certain lease agreements in North America.

The table below presents information regarding geographic areas in which the Company operated. Net revenue is classified primarily based on the country where the Company’s customer is located (in thousands):

	Three Months Ended
	May 4, 2019	May 5, 2018
Net revenue:
U.S.	$164,371	$153,310
Italy	50,435	57,671
Canada	38,581	39,520
South Korea	33,917	37,632
Other foreign countries	230,569	213,372
Total product sales	517,873	501,505
Net royalties	18,818	19,784
Net revenue	$536,691	$521,289
Due to the seasonal nature of the Company’s business segments, the above net revenue and operating results are not necessarily indicative of the results that may be expected for the full fiscal year.

(9)	Borrowings and Finance Lease Obligations
Borrowings and finance lease obligations are summarized as follows (in thousands):

	May 4, 2019	Feb 2, 2019
Mortgage debt, maturing monthly through January 2026	$19,587	$19,738
Finance lease obligations	16,567	16,702
Borrowings under credit facilities	44,824	—
Other	2,736	2,887
	83,714	39,327
Less current installments	49,141	4,315
Long-term debt and finance lease obligations	$34,573	$35,012
Mortgage Debt
On February 16, 2016, the Company entered into a ten-year $21.5 million real estate secured loan (the “Mortgage Debt”). The Mortgage Debt is secured by the Company’s U.S. distribution center based in Louisville, Kentucky and provides for monthly principal and interest payments based on a 25-year amortization schedule, with the remaining principal balance and any accrued and unpaid interest due at maturity. Outstanding principal balances under the Mortgage Debt bear interest at the one-month LIBOR rate plus 1.5%. As of May 4, 2019, outstanding borrowings under the Mortgage Debt, net of debt issuance costs of $0.1 million, were $19.6 million. At February 2, 2019, outstanding borrowings under the Mortgage Debt, net of debt issuance costs of $0.1 million, were $19.7 million.
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
On February 16, 2016, the Company also entered into a separate interest rate swap agreement, designated as a cash flow hedge, that resulted in a swap fixed rate of approximately 3.06%. This interest rate swap agreement matures in January 2026 and converts the nature of the Mortgage Debt from LIBOR floating-rate debt to fixed-rate debt. The fair value of the interest rate swap asset was approximately $0.8 million and $1.0 million as of May 4, 2019 and February 2, 2019, respectively.

Finance Lease Obligations
During fiscal 2018, the Company began the relocation of its primary European distribution center to the Netherlands. As a result, the Company entered into a finance lease of $17.0 million for equipment used in the new facility. The finance lease primarily provides for monthly minimum lease payments through May 2027 with an effective interest rate of approximately 6%. As of May 4, 2019 and February 2, 2019, the finance lease obligation was $14.0 million and $14.7 million, respectively.
The Company also has smaller finance leases related primarily to computer hardware and software. During the three months ended May 4, 2019, the Company entered into additional finance leases of approximately $0.7 million related primarily to computer hardware and software. As of May 4, 2019 and February 2, 2019, these finance lease obligations totaled $2.6 million and $2.0 million, respectively.
Credit Facilities
On June 23, 2015, the Company entered into a five-year senior secured asset-based revolving credit facility with Bank of America, N.A. and the other lenders party thereto, and on April 22, 2019, the credit facility was amended to permit, among other things, the offering and sale of convertible senior notes and certain transactions related thereto (as amended, the “Credit Facility”). See Note 10 for more information regarding the Company’s convertible senior notes. The Credit Facility provides for a borrowing capacity in an amount up to $150 million, including a Canadian sub-facility up to $50 million, subject to a borrowing base. Based on applicable accounts receivable and inventory as of May 4, 2019, the Company could have borrowed up to $132 million under the Credit Facility. The Credit Facility has an option to expand the borrowing capacity by up to $150 million subject to certain terms and conditions, including the willingness of existing or new lenders to assume such increased amount. The Credit Facility is available for direct borrowings and the issuance of letters of credit, subject to certain letters of credit sublimits, and may be used for working capital and other general corporate purposes.
All obligations under the Credit Facility are unconditionally guaranteed by the Company and the Company’s existing and future domestic and Canadian subsidiaries, subject to certain exceptions, and are secured by a first priority lien on substantially all of the assets of the Company and such domestic and Canadian subsidiaries, as applicable.
Direct borrowings under the Credit Facility made by the Company and its domestic subsidiaries shall bear interest at the U.S. base rate plus an applicable margin (varying from 0.25% to 0.75%) or at LIBOR plus an applicable margin (varying from 1.25% to 1.75%). The U.S. base rate is based on the greater of (i) the U.S. prime rate, (ii) the federal funds rate, plus 0.5%, and (iii) LIBOR for a 30-day interest period, plus 1.0%. Direct borrowings under the Credit Facility made by the Company’s Canadian subsidiaries shall bear interest at the Canadian prime rate plus an applicable margin (varying from 0.25% to 0.75%) or at the Canadian BA rate plus an applicable margin (varying from 1.25% to 1.75%). The Canadian prime rate is based on the greater of (i) the Canadian prime rate, (ii) the Bank of Canada overnight rate, plus 0.5%, and (iii) the Canadian BA rate for a one-month interest period, plus 1.0%. The applicable margins are calculated quarterly and vary based on the average daily availability of the aggregate borrowing base. The Company is also obligated to pay certain commitment, letter of credit and other fees customary for a credit facility of this size and type. As of May 4, 2019, the Company had $2.0 million in outstanding standby letters of credit, no outstanding documentary letters of credit and no outstanding borrowings under the Credit Facility.
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
The Company, through its European subsidiaries, maintains short-term committed and uncommitted borrowing agreements, primarily for working capital purposes, with various banks in Europe. Some of these agreements include certain equity-based financial covenants. As of May 4, 2019, the Company had $44.8 million in outstanding borrowings, no outstanding documentary letters of credit and $88.4 million available for future borrowings under these agreements. The agreements are denominated primarily in euros and provide for annual interest rates ranging from 1.1% to 4.6%.
In March 2019, the Company, through its China subsidiary, entered into a short-term uncommitted bank borrowing agreement, primarily for working capital purposes. The multicurrency borrowing agreement provides for borrowing up to $20.0 million. As of May 4, 2019, there were no outstanding borrowings or outstanding letters of credit under this borrowing agreement.
Other
From time-to-time, the Company will obtain other financing in foreign countries for working capital to finance its local operations.

(10)	Convertible Senior Notes and Related Transactions
2.00% Convertible Senior Notes due 2024
In April 2019, the Company issued $300 million principal amount of 2.00% convertible senior notes due 2024 (the “Notes”) in a private offering. In connection with the issuance of the Notes, the Company entered into an indenture (the “Indenture”) with respect to the Notes with U.S. Bank N.A., as trustee (the “Trustee”). The Notes are senior unsecured obligations of the Company and bear interest at an annual rate of 2.00% payable semi-annually in arrears on April 15 and October 15 of each year, beginning on October 15, 2019. The Notes will mature on April 15, 2024, unless earlier repurchased or converted in accordance with their terms.
The Notes are convertible in certain circumstances into cash, shares of the Company’s common stock, or a combination of cash and shares of the Company’s common stock, at the Company’s election, at an initial conversion rate of 38.7879 shares of common stock per $1,000 principal amount of Notes, which is equivalent to an initial conversion price of approximately $25.78 per share, subject to adjustment upon the occurrence of certain events. Prior to November 15, 2023, the Notes are convertible only upon the occurrence of certain events and during certain periods, and thereafter, at any time until the close of business on the second scheduled trading day immediately preceding the maturity date of the Notes. Following certain corporate events described in the Indenture that occur prior to the maturity date, the conversion rate will be increased for a holder who elects to convert its Notes in connection with such corporate event in certain circumstances. The Notes are not redeemable prior to maturity, and no sinking fund is provided for the Notes.
If the Company undergoes a “fundamental change,” as defined in the Indenture, subject to certain conditions, holders of the Notes may require the Company to purchase for cash all or any portion of their Notes. The fundamental change purchase price will be 100% of the principal amount of the Notes to be purchased plus any accrued and unpaid interest up to but excluding the fundamental change purchase date.
The Indenture contains certain other customary terms and covenants, including that upon certain events of default occurring and continuing, either the Trustee or the holders of at least 25% in principal amount of the outstanding Notes may declare 100% of the principal of, and accrued and unpaid interest on, all the Notes to be due and payable.
Under GAAP, certain convertible debt instruments that may be settled in cash on conversion are required to be separately accounted for as liability and equity components of the instrument in a manner that reflects the issuer’s non-convertible debt borrowing rate. Accordingly, in accounting for the issuance of the Notes, the Company separated the Notes into liability and equity components. The carrying amount of the liability component was calculated by measuring the fair value of a similar liability that does not have an associated convertible feature.

The carrying amount of the equity component, which is recognized as a debt discount, represents the difference between the proceeds from the issuance of the Notes and the fair value of the liability component of the Notes. The excess of the principal amount of the liability component over its carrying amount (“debt discount”) will be amortized to interest expense using an effective interest rate of 6.8% over the term of the Notes. The equity component is not remeasured as long as it continues to meet the conditions for equity classification. During the three months ended May 4, 2019, the Company recorded $0.2 million of interest expense related to the amortization of the debt discount.
Debt issuance costs related to the Notes were comprised of discounts and commissions payable to the initial purchasers of $3.8 million and third party offering costs of approximately $1.5 million. As of May 4, 2019, approximately $1.0 million of the total $5.3 million in debt issuance costs was included in accrued expenses in the Company’s condensed consolidated balance sheet.
In accounting for the debt issuance costs related to the issuance of the Notes, the Company allocated the total amount incurred to the liability and equity components based on their relative values. Debt issuance costs attributable to the liability component were recorded as a contra-liability and are presented net against the convertible senior notes balance on the Company’s condensed consolidated balance sheets. These costs are amortized to interest expense using the effective interest method over the term of the Notes. During the three months ended May 4, 2019, the Company recorded a minimal amount related to the amortization of debt issuance costs. Debt issuance costs attributable to the equity component are netted with the equity component in stockholders’ equity.
The Notes consist of the following components as of May 4, 2019 (in thousands):

Liability component:
Principal	$300,000
Unamortized debt discount	(56,362)
Unamortized issuance costs	(4,244)
Net carrying amount	$239,394

Equity component, net[1]	$42,324
__________________________________
Notes:

[1]	Included in additional paid-in capital on the condensed consolidated balance sheets and is net of debt issuance costs and deferred taxes.
As of May 4, 2019, the fair value of the Notes was approximately $251.7 million. The fair value of the Notes is determined based on inputs that are observable in the market and have been classified as Level 2 in the fair value hierarchy.
Convertible Bond Hedge and Warrant Transactions
In connection with the offering of the Notes, the Company entered into convertible note hedge transactions whereby the Company has the option to purchase a total of approximately 11.6 million shares of its common stock at a price of approximately $25.78 per share, in each case subject to adjustment in certain circumstances. The total cost of the convertible note hedge transactions was $61.0 million. In addition, the Company sold warrants whereby the holders of the warrants have the option to purchase a total of approximately 11.6 million shares of the Company’s common stock at a price of $46.88 per share. The Company received $28.1 million in cash proceeds from the sale of these warrants. Taken together, the purchase of the convertible note hedges and sale of the warrants are intended to offset dilution from the conversion of the Notes by effectively increasing the overall conversion price from $25.78 per share to $46.88 per share. The warrant transaction may have a dilutive effect with respect to the Company’s common stock to the extent the market price per share of the Company’s common stock exceeds the strike price of the warrants. As these transactions meet certain accounting criteria, the convertible note hedges and warrants are recorded in stockholders’ equity, are not accounted for as derivatives and are not remeasured each reporting period.
The Company recorded a net deferred tax liability of $13.3 million in connection with the debt discount associated with the Notes and recorded a deferred tax asset of $14.5 million in connection with the convertible note hedge transactions. The total deferred tax impact is included in noncurrent deferred tax assets on the Company’s condensed consolidated balance sheets.

(11)	Share-Based Compensation
The following table summarizes the share-based compensation expense recognized under all of the Company’s stock plans during the three months ended May 4, 2019 and May 5, 2018 (in thousands):

	Three Months Ended
	May 4, 2019	May 5, 2018
Stock options	$590	$695
Stock awards/units	3,815	3,170
Employee Stock Purchase Plan	63	93
Total share-based compensation expense	$4,468	$3,958
Unrecognized compensation cost related to nonvested stock options and nonvested stock awards/units totaled approximately $6.6 million and $25.9 million, respectively, as of May 4, 2019. This cost is expected to be recognized over a weighted average period of 1.8 years. The weighted average grant date fair value of stock options granted was $6.72 and $5.89 during the three months ended May 4, 2019 and May 5, 2018, respectively.
Grants
In connection with a new employment agreement entered into between the Company and Carlos Alberini (the “Alberini Employment Agreement”), who became the Company’s Chief Executive Officer on February 20, 2019, the Company granted Mr. Alberini 600,000 stock options and 250,000 nonvested stock units which are subject to the achievement of certain performance-based vesting conditions. Mr. Alberini was also granted 150,000 restricted stock units which are considered contingently returnable as a result of certain service conditions set forth in the Alberini Employment Agreement.
On June 25, 2018, the Company granted select key management 619,578 nonvested stock units which are subject to certain performance-based vesting or market-based vesting conditions.
Annual Grants
On March 29, 2019, the Company made an annual grant of 5,100 stock options and 280,700 nonvested stock awards/units to its employees. On March 30, 2018, the Company made an annual grant of 431,371 stock options and 490,528 nonvested stock awards/units to its employees.
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

The following table summarizes the activity for nonvested performance-based units during the three months ended May 4, 2019:

	Number of Units	Weighted Average Grant Date Fair Value
Nonvested at February 2, 2019	1,371,230	$16.44
Granted	250,000	21.38
Vested	40,235	21.83
Forfeited	268,087	18.19
Nonvested at May 4, 2019	1,312,908	$16.86
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
The following table summarizes the activity for nonvested market-based units during the three months ended May 4, 2019:

	Number of Units	Weighted Average Grant Date Fair Value
Nonvested at February 2, 2019	518,409	$14.28
Granted[1]	17,557	15.20
Vested[1]	158,014	15.20
Forfeited	89,750	15.58
Nonvested at May 4, 2019	288,202	$13.43
__________________________________
Notes:

[1]	As a result of the achievement of certain market-based vesting conditions, there were 17,557 shares that vested in addition to the original target number of shares granted in fiscal 2017.

(12)	Related Party Transactions
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
Leases
The Company leases warehouse and administrative facilities, including the Company’s corporate headquarters in Los Angeles, California, from partnerships affiliated with the Marciano Trusts and certain of their affiliates. There were four of these leases in effect as of May 4, 2019 with expiration or option exercise dates ranging from calendar years 2020 to 2021.
Aggregate rent, common area maintenance charges and property tax expense recorded under these four related party leases were approximately $1.3 million and $1.2 million for the three months ended May 4, 2019 and May 5, 2018, respectively. The Company believes that the terms of the related party leases have not been significantly affected by the fact that the Company and the lessors are related.

Aircraft Arrangements
The Company periodically charters aircraft owned by entities affiliated with the Marciano Trusts (the “Aircraft Entities”), through informal arrangements with the Aircraft Entities and independent third-party management companies contracted by the Aircraft Entities to manage their aircraft. There were no fees paid under these arrangements for the three months ended May 4, 2019. The total fees paid under these arrangements for the three months ended May 5, 2018 were approximately $0.7 million.
These related party disclosures should be read in conjunction with the disclosure concerning related party transactions in the Company’s Annual Report on Form 10-K for the year ended February 2, 2019.

(13)	Commitments and Contingencies
Investment Commitments
As of May 4, 2019, the Company had an unfunded commitment to invest €3.6 million ($4.1 million) in a private equity fund. Refer to Note 15 for further information.
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
The Company has received customs tax assessment notices from the Italian Customs Agency (“ICA”) regarding its customs tax audit of one of the Company’s European subsidiaries for the period from July 2010 through December 2012. Such assessments totaled €9.8 million ($11.0 million), including potential penalties and interest. The Company strongly disagreed with the ICA’s positions and therefore filed appeals with the Milan First Degree Tax Court (“MFDTC”). Those appeals were split into a number of different cases that were then heard by different sections of the MFDTC. The MFDTC ruled in favor of the Company on all of these appeals. The ICA subsequently appealed €9.7 million ($10.9 million) of these favorable MFDTC judgments with the Appeals Court. To date, €8.5 million ($9.5 million) have been decided in favor of the Company and €1.2 million ($1.4 million) have been decided in favor of the ICA. The Company believes that the unfavorable Appeals Court ruling is incorrect and inconsistent with the prior rulings on similar matters by both the MFDTC and other judges within the Appeals Court, and plans to appeal the decision to the Supreme Court. The ICA has appealed most of the favorable Appeals Court rulings to the Supreme Court. There can be no assurances the Company will be successful in the remaining appeals. It also continues to be possible that the Company will receive similar or even larger assessments for periods subsequent to December 2012 or other claims or charges related to the matter in the future. Although the Company believes that it has a strong position and will continue to vigorously defend this matter, it is unable to predict with certainty whether or not these efforts will ultimately be successful or whether the outcome will have a material impact on the Company’s financial position or results of operations.
Redeemable Noncontrolling Interests
The Company is party to a put arrangement with respect to the common securities that represent the remaining noncontrolling interest for its majority-owned subsidiary, Guess Brasil Comércio e Distribuição S.A. (“Guess Brazil”), which was established through a majority-owned joint venture during fiscal 2014. The put arrangement for Guess Brazil, representing 40% of the total outstanding equity interest of that subsidiary, may be exercised at the discretion of the noncontrolling interest holder by providing written notice to the Company every third anniversary beginning in March 2019, subject to certain time restrictions. The redemption value of the Guess Brazil put arrangement is based on a multiple of Guess Brazil’s earnings before interest, taxes, depreciation and amortization subject to certain adjustments and is classified as a redeemable noncontrolling interest outside of permanent equity in the Company’s condensed consolidated balance sheet. The carrying value of the redeemable noncontrolling interest related to Guess Brazil was $1.3 million and $1.4 million as of May 4, 2019 and February 2, 2019, respectively.
The Company is also party to a put arrangement with respect to the common securities that represent the remaining noncontrolling interest for its majority-owned subsidiary, Guess? CIS, LLC (“Guess CIS”), which was established through a majority-owned joint venture during fiscal 2016. The put arrangement for Guess CIS, representing 30% of the total outstanding equity interest of that subsidiary, may be exercised at the discretion of the noncontrolling interest holder by providing written notice to the Company during the period beginning after the fifth anniversary of the agreement through December 31, 2025, or sooner in certain limited circumstances. The redemption value of the Guess CIS put arrangement is based on a multiple of Guess CIS’s earnings before interest, taxes, depreciation and amortization subject to certain adjustments and is classified as a redeemable noncontrolling interest outside of permanent equity in the Company’s condensed consolidated balance sheet. During fiscal 2018, the Company and the noncontrolling interest holder made additional capital contributions totaling $3.2 million, of which $2.2 million was paid by the Company and the remaining amount was paid by the noncontrolling interest holder to retain the same pro-rata interest in Guess CIS. The carrying value of the redeemable noncontrolling interest related to Guess CIS was $3.5 million as of May 4, 2019 and February 2, 2019.
A reconciliation of the total carrying amount of redeemable noncontrolling interests for the three months ended May 4, 2019 and May 5, 2018 is as follows (in thousands):

	Three Months Ended
	May 4, 2019	May 5, 2018
Beginning balance	$4,853	$5,590
Foreign currency translation adjustment	(79)	(519)
Ending balance	$4,774	$5,071

(14)	Defined Benefit Plans
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
As a non-qualified pension plan, no dedicated funding of the SERP is required; however, the Company has made periodic payments into insurance policies held in a rabbi trust to fund the expected obligations arising under the non-qualified SERP. The amount of any future payments into the insurance policies, if any, may vary depending on investment performance of the trust. The cash surrender values of the insurance policies were $64.5 million and $61.7 million as of May 4, 2019 and February 2, 2019, respectively, and were included in other assets in the Company’s condensed consolidated balance sheets. As a result of changes in the value of the insurance policy investments, the Company recorded unrealized gains (losses) of $3.2 million and $(1.1) million in other income and expense during the three months ended May 4, 2019 and May 5, 2018, respectively. The projected benefit obligation was $52.2 million as of May 4, 2019 and February 2, 2019, and was included in accrued expenses and other long-term liabilities in the Company’s condensed consolidated balance sheets depending on the expected timing of payments. SERP benefit payments of $0.4 million were made during each of the three months ended May 4, 2019 and May 5, 2018.
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
As of May 4, 2019 and February 2, 2019, the foreign pension plans had a total projected benefit obligation of $31.0 million and $31.1 million, respectively, and plan assets held in independent investment fiduciaries of $25.2 million and $25.4 million, respectively. The net liability of $5.8 million and $5.7 million was included in other long-term liabilities in the Company’s condensed consolidated balance sheets as of May 4, 2019 and February 2, 2019, respectively.
The components of net periodic defined benefit pension cost for the three months ended May 4, 2019 and May 5, 2018 related to the Company’s defined benefit plans are as follows (in thousands):

	Three Months Ended May 4, 2019
	SERP	Foreign Pension Plans	Total
Service cost	$—	$807	$807
Interest cost	481	68	549
Expected return on plan assets	—	(77)	(77)
Net amortization of unrecognized prior service credit	—	(10)	(10)
Net amortization of actuarial losses	16	95	111
Net periodic defined benefit pension cost	$497	$883	$1,380

	Three Months Ended May 5, 2018
	SERP	Foreign Pension Plans	Total
Service cost	$—	$740	$740
Interest cost	472	55	527
Expected return on plan assets	—	(74)	(74)
Net amortization of unrecognized prior service credit	—	(7)	(7)
Net amortization of actuarial losses	47	105	152
Net periodic defined benefit pension cost	$519	$819	$1,338

(15)	Fair Value Measurements
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

The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of May 4, 2019 and February 2, 2019 (in thousands):

	Fair Value Measurements at May 4, 2019				Fair Value Measurements at Feb 2, 2019
Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Foreign exchange currency contracts	$—	$7,841	$—	$7,841	$—	$4,690	$—	$4,690
Interest rate swap	—	769	—	769	—	1,033	—	1,033
Total	$—	$8,610	$—	$8,610	$—	$5,723	$—	$5,723
Liabilities:
Foreign exchange currency contracts	$—	$—	$—	$—	$—	$77	$—	$77
Deferred compensation obligations	—	15,454	—	15,454	—	14,405	—	14,405
Total	$—	$15,454	$—	$15,454	$—	$14,482	$—	$14,482

There were no transfers of financial instruments between the three levels of fair value hierarchy during the three months ended May 4, 2019 or during the year ended February 2, 2019.
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
As of May 4, 2019 and February 2, 2019, the Company included €1.2 million ($1.3 million) and €1.2 million ($1.4 million), respectively, in other assets in the Company’s condensed consolidated balance sheet related to its investment in a private equity fund. As permitted in accordance with authoritative guidance, the Company uses net asset value per share as a practical expedient to measure the fair value of this investment and has not included this investment in the fair value hierarchy as disclosed above. As a result of changes in the value of the private equity investment, the Company recorded unrealized losses of €0.1 million ($0.1 million) and €0.1 million ($0.2 million) in other expense during the three months ended May 4, 2019 and May 5, 2018, respectively. During fiscal 2019, the Company funded contributions of €0.9 million ($1.1 million) in this investment. As of May 4, 2019, the Company had an unfunded commitment to invest an additional €3.6 million ($4.1 million) in the private equity fund.
The fair values of the Company’s debt instruments (see Note 9) are based on the amount of future cash flows associated with each instrument discounted using the Company’s incremental borrowing rate. As of May 4, 2019 and February 2, 2019, the carrying value was not materially different from fair value, as the interest rates on the Company’s debt approximated rates currently available to the Company. The fair value of the Company’s convertible senior notes (see Note 10) is determined based on inputs that are observable in the market and have been classified as Level 2 in the fair value hierarchy.
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
The Company recorded asset impairment charges of $1.8 million and $0.8 million during the three months ended May 4, 2019 and May 5, 2018, respectively. The asset impairment charges related primarily to the impairment of certain retail locations in Europe and North America resulting from under-performance and expected store closures.

(16)	Derivative Financial Instruments
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
The Company’s primary objective is to hedge the variability in forecasted cash flows due to the foreign currency risk. Various transactions that occur primarily in Europe, Canada, South Korea, China, Hong Kong and Mexico are denominated in U.S. dollars, British pounds and Russian roubles and thus are exposed to earnings risk as a result of exchange rate fluctuations when converted to their functional currencies. These types of transactions include U.S. dollar-denominated purchases of merchandise and U.S. dollar- and British pound-

denominated intercompany liabilities. In addition, certain operating expenses, tax liabilities and pension-related liabilities are denominated in Swiss francs and are exposed to earnings risk as a result of exchange rate fluctuations when converted to the functional currency. The Company enters into derivative financial instruments, including forward exchange currency contracts, to offset some, but not all, of the exchange risk on certain of these anticipated foreign currency transactions.
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
The impact of the credit risk of the counterparties to the derivative contracts is considered in determining the fair value of the foreign exchange currency contracts and interest rate swap agreements. As of May 4, 2019, credit risk has not had a significant effect on the fair value of the Company’s foreign exchange currency contracts and interest rate swap agreements.
Hedge Accounting Policy
Foreign Exchange Currency Contracts
U.S. dollar forward contracts are used to hedge forecasted merchandise purchases over specific months. Changes in the fair value of these U.S. dollar forward contracts, designated as cash flow hedges, are recorded as a component of accumulated other comprehensive income (loss) within stockholders’ equity and are recognized in cost of product sales in the period that approximates the time the hedged merchandise inventory is sold. The Company may hedge forecasted intercompany royalties over specific months. Changes in the fair value of these U.S. dollar forward contracts, designated as cash flow hedges, are recorded as a component of accumulated other comprehensive income (loss) within stockholders’ equity and are recognized in other income (expense) in the period in which the royalty expense is incurred.
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

Summary of Derivative Instruments
The fair value of derivative instruments in the condensed consolidated balance sheets as of May 4, 2019 and February 2, 2019 is as follows (in thousands):

	Derivative Balance Sheet Location	Fair Value at May 4, 2019	Fair Value at Feb 2, 2019
ASSETS:
Derivatives designated as hedging instruments:
Cash flow hedges:
Foreign exchange currency contracts	Other current assets/ Other assets	$6,291	$4,058
Interest rate swap	Other assets	769	1,033
Total derivatives designated as hedging instruments		7,060	5,091
Derivatives not designated as hedging instruments:
Foreign exchange currency contracts	Other current assets	1,550	632
Total		$8,610	$5,723
LIABILITIES:
Derivatives designated as hedging instruments:
Cash flow hedges:
Foreign exchange currency contracts	Accrued expenses and other current liabilities	$—	$77
Total		$—	$77
Derivatives Designated as Hedging Instruments
Foreign Exchange Currency Contracts Designated as Cash Flow Hedges
During the three months ended May 4, 2019, the Company purchased U.S. dollar forward contracts in Europe totaling US$23.3 million that were designated as cash flow hedges. As of May 4, 2019, the Company had forward contracts outstanding for its European operations of US$159.4 million to hedge forecasted merchandise purchases, which are expected to mature over the next 14 months. There were no outstanding foreign exchange currency contracts for the Company’s Canadian operations as of May 4, 2019.
As of May 4, 2019, accumulated other comprehensive income (loss) related to foreign exchange currency contracts included a net unrealized gain of approximately $8.1 million, net of tax, which $7.0 million will be recognized in cost of product sales over the following 12 months, at the then current values on a pre-tax basis, which can be different than the current quarter-end values.
At February 2, 2019, the Company had forward contracts outstanding for its European and Canadian operations of US$175.2 million and US$3.9 million, respectively, that were designated as cash flow hedges.
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
As of May 4, 2019, accumulated other comprehensive income (loss) related to the interest rate swap agreement included a net unrealized gain of approximately $0.6 million, net of tax, which will be recognized in interest expense after the following 12 months, at the then current values on a pre-tax basis, which can be different than the current quarter-end values.

The following table summarizes the gains (losses) before taxes recognized on the derivative instruments designated as cash flow hedges in OCI and net loss for the three months ended May 4, 2019 and May 5, 2018 (in thousands):

	Gains (Losses) Recognized in OCI[1]		Location of Gains (Losses) Reclassified from Accumulated OCI into Loss[1]	Gains (Losses) Reclassified from Accumulated OCI into Loss
	Three Months Ended			Three Months Ended
	May 4, 2019	May 5, 2018		May 4, 2019	May 5, 2018
Derivatives designated as cash flow hedges:
Foreign exchange currency contracts	$4,655	$7,422	Cost of product sales	$230	$(1,686)
Foreign exchange currency contracts	—	2	Other income (expense)	—	(201)
Interest rate swap	(219)	68	Interest expense	46	8
__________________________________
Notes:

[1]
During the three months ended May 4, 2019, the Company adopted new authoritative guidance which eliminated the requirement to separately measure and report ineffectiveness for instruments that qualify for hedge accounting and generally requires that the entire change in the fair value of such instruments ultimately be presented in the same line as the respective hedge item. As a result, there is no interest component recognized for the ineffective portion of instruments that qualify for hedge accounting, but rather all changes in the fair value of such instruments are included in other comprehensive income (loss) beginning during the three months ended May 4, 2019. Upon adoption of this guidance, the Company reclassified $2.0 million in gains from retained earnings to accumulated other comprehensive loss related to the previously recorded interest component on outstanding instruments that qualified for hedge accounting. During the three months ended May 5, 2018, the Company recognized gains of $0.6 million resulting from the ineffective portion related to foreign exchange currency contracts in interest income. There was no ineffectiveness recognized related to the interest rate swap during the three months ended May 5, 2018.

The following table summarizes net after-tax derivative activity recorded in accumulated other comprehensive income (loss) (in thousands):

	Three Months Ended
	May 4, 2019	May 5, 2018
Beginning balance gain (loss)	$2,999	$(14,369)
Cumulative adjustment from adoption of new accounting guidance[1]	1,981	—
Net gains (losses) from changes in cash flow hedges	3,864	6,468
Net (gains) losses reclassified into loss	(181)	1,616
Ending balance gain (loss)	$8,663	$(6,285)
__________________________________
Notes:

[1]
During the three months ended May 4, 2019, the Company adopted new authoritative guidance which eliminated the requirement to separately measure and report ineffectiveness for instruments that qualify for hedge accounting and generally requires that the entire change in the fair value of such instruments ultimately be presented in the same line as the respective hedge item. As a result, there is no interest component recognized for the ineffective portion of instruments that qualify for hedge accounting, but rather all changes in the fair value of such instruments are included in other comprehensive income (loss) beginning during the three months ended May 4, 2019. Upon adoption of this guidance, the Company reclassified $2.0 million in gains from retained earnings to accumulated other comprehensive loss related to the previously recorded interest component on outstanding instruments that qualified for hedge accounting.

Foreign Exchange Currency Contracts Not Designated as Hedging Instruments
As of May 4, 2019, the Company had euro foreign exchange currency contracts to purchase US$21.6 million expected to mature over the next one month. There were no Canadian dollar foreign exchange currency contracts as of May 4, 2019.

The following table summarizes the gains before taxes recognized on the derivative instruments not designated as hedging instruments in other income (expense) for the three months ended May 4, 2019 and May 5, 2018 (in thousands):

	Location of Gain Recognized in Loss	Gain Recognized in Loss
		Three Months Ended
		May 4, 2019	May 5, 2018
Derivatives not designated as hedging instruments:
Foreign exchange currency contracts	Other income (expense)	$575	$3,690
At February 2, 2019, the Company had euro foreign exchange currency contracts to purchase US$8.2 million. There were no Canadian dollar foreign exchange currency contracts as of February 2, 2019.

(17)	Subsequent Events
Dividends
On June 6, 2019, the Company announced a regular quarterly cash dividend of $0.1125 per share on the Company’s common stock. The cash dividend will be paid on July 5, 2019 to shareholders of record as of the close of business on June 19, 2019.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
General
Unless the context indicates otherwise, when we refer to “we,” “us,” “our” or the “Company” in this Form 10-Q, we are referring to Guess?, Inc. (“GUESS?”) and its subsidiaries on a consolidated basis.
Important Factors Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q, including documents incorporated by reference herein, contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may also be contained in the Company’s other reports filed under the Securities Exchange Act of 1934, as amended, in its press releases and in other documents. In addition, from time-to-time, the Company, through its management, may make oral forward-looking statements. These statements relate to expectations, analyses and other information based on current plans, forecasts of future results and estimates of amounts not yet determinable. These statements also relate to our goals, future prospects, global cost reduction opportunities and profitability efforts, capital allocation plans, cash needs and current business strategies and strategic initiatives. These forward-looking statements are identified by their use of terms and phrases such as “anticipate,” “believe,” “continue,” “could,” “create,” “estimate,” “expect,” “goal,” “intend,” “may,” “outlook,” “pending,” “plan,” “predict,” “project,” “see,” “should,” “strategy,” “will,” “would,” and other similar terms and phrases, including references to assumptions.
Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed. These forward-looking statements may include, among other things, statements or assumptions relating to: our expected results of operations; the accuracy of data relating to, and anticipated levels of, future inventory and gross margins; anticipated cash requirements and sources; our convertible senior notes issued in April 2019, including our ability to settle the liability in cash; cost containment efforts; results of the ASR; estimated charges; plans regarding store openings, closings, remodels and lease negotiations; effects of doing business outside of the United States, including, without limitations, exchange rate fluctuations, inflation, changes to import duties, tariffs and quotas, political and economic instability and terrorism; plans to improve the efficiency and effectiveness of the Company’s European distribution centers; plans regarding business growth, international expansion and capital allocation; plans regarding supply chain efficiencies and global planning and allocation; e-commerce, digital and omni-channel initiatives; business seasonality; results and risks of current and future legal proceedings; industry trends; consumer demands and preferences; competition; currency fluctuations and related impacts; estimated tax rates, including the impact of the 2017 Tax Cuts and Jobs Act (“Tax Reform”), future clarifications and legislative amendments thereto, as well as our ability to accurately interpret and predict its impact on our cash flows and financial condition; results of tax audits and other regulatory proceedings; the impact of recent accounting pronouncements; raw material and other inflationary cost pressures; consumer confidence; and general economic conditions. We do not intend, and undertake no obligation, to update our forward-looking statements to reflect future events or circumstances. Such statements involve risks and uncertainties, which may cause actual results to differ materially from those set forth in these statements. Important factors that could cause or contribute to such differences include those discussed under “Part I, Item 1A. Risk Factors” contained in the Company’s most recent Annual Report on Form 10-K for the fiscal year ended February 2, 2019, under “Part II, Item 1A. Risk Factors” contained herein and in our other filings made from time-to-time with the Securities and Exchange Commission (“SEC”) after the date of this report.
Business Segments
The Company’s businesses are grouped into five reportable segments for management and internal financial reporting purposes: Americas Retail, Americas Wholesale, Europe, Asia and Licensing. Management evaluates segment performance based primarily on revenues and earnings (loss) from operations before corporate performance-based compensation costs, net gains (losses) from lease terminations, asset impairment charges, restructuring charges, and other non-recurring charges, if any. The Americas Retail segment includes the Company’s retail and e-commerce operations in the Americas. The Americas Wholesale segment includes the Company’s wholesale operations in the Americas. The Europe segment includes the Company’s retail, e-commerce and wholesale operations in Europe and the Middle East. The Asia segment includes the Company’s retail, e-commerce and wholesale operations in Asia and the Pacific. The Licensing segment includes the worldwide licensing operations of the Company. The business segment operating results exclude corporate overhead costs, which consist of shared costs of the organization, net gains (losses) on lease terminations, asset impairment charges and restructuring charges and certain non-recurring charges, if any. Corporate overhead costs are presented separately and generally include, among other things, the following unallocated corporate costs: accounting and finance, executive compensation, corporate performance-based compensation, facilities, global advertising and marketing, human resources, information technology and legal. Information regarding these segments is summarized in “Part I, Item 1. Financial Statements – Note 8 – Segment Information.”
Products
We derive our net revenue from the sale of GUESS?, G by GUESS (GbG), GUESS Kids and MARCIANO apparel and our licensees’ products through our worldwide network of directly operated and licensed retail stores, wholesale customers and distributors, as well as our online sites. We also derive royalty revenue from worldwide licensing activities.
Foreign Currency Volatility
Since the majority of our international operations are conducted in currencies other than the U.S. dollar (primarily the Canadian dollar, Chinese yuan, euro, Japanese yen, Korean won, Mexican peso, Russian rouble and Turkish lira), currency fluctuations can have a significant impact on the translation of our international revenues and earnings (loss) into U.S. dollar amounts.
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
During the first three months of fiscal 2020, the average U.S. dollar rate was stronger against the Canadian dollar, Chinese yuan, euro, Japanese yen, Korean won, Mexican peso, Russian rouble and Turkish Lira compared to the average rate in the same prior-year period. This had an overall unfavorable impact on the translation of our international revenues and a favorable impact on loss from operations for the three months ended May 4, 2019 compared to the same prior-year period.
If the U.S. dollar strengthens relative to the respective fiscal 2019 foreign exchange rates, foreign exchange could negatively impact our revenues and operating results, as well as our international cash and other balance sheet items, during the remainder of fiscal 2020, particularly in Canada, Europe (primarily the euro, Turkish lira and Russian ruble) and Mexico. Alternatively, if the U.S. dollar weakens relative to the respective fiscal 2019 foreign exchange rates, our revenues and operating results, as well as our other cash balance sheet items, could be positively impacted by foreign currency fluctuations during the remainder of fiscal 2020, particularly in these regions.
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
During the first quarter of fiscal 2020, the Company announced that its Board of Directors intends to reduce future quarterly cash dividends that may be paid to holders of the Company’s common stock, when, as and if any such dividend is declared by the Company’s Board of Directors, from $0.225 per share to $0.1125 per share to redeploy capital and return incremental value to shareholders through share repurchases. In April 2019, the Company issued $300 million aggregate principal amount of 2.00% convertible senior notes due 2024 in a private offering. During the first quarter of fiscal 2020, the Company used $170 million of proceeds from its convertible senior notes to enter into an accelerated share repurchase program (“ASR”). The Company also repurchased shares of its common stock in open market and privately negotiated transactions totaling $99.6 million during the first quarter of fiscal 2020.
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
Definitions and calculations of comparable sales used by the Company may differ from similarly-titled measures reported by other companies.
Other
The Company operates on a 52/53-week fiscal year calendar, which ends on the Saturday nearest to January 31 of each year. The three months ended May 4, 2019 had the same number of days as the three months ended May 5, 2018.
Executive Summary
Overview
Net loss attributable to Guess?, Inc. deteriorated 0.7% to $21.4 million, or diluted loss of $0.27 per common share, for the quarter ended May 4, 2019, compared to $21.2 million, or diluted loss of $0.27 per common share, for the quarter ended May 5, 2018.
During the quarter ended May 4, 2019, the Company recognized asset impairment charges of $1.8 million, certain professional services and legal fees and related costs of $0.3 million and amortization of debt discount related to the Company’s convertible senior notes of $0.2 million (or a combined $1.8 million negative impact after considering the related tax benefit of $0.5 million), or an unfavorable $0.02 per share impact. Excluding the impact of these items, adjusted net loss attributable to Guess?, Inc. was $19.6 million and adjusted diluted loss was $0.25 per common share for the quarter ended May 4, 2019. During the quarter ended May 5, 2018, the Company recognized certain professional services and legal fees and related costs of $3.8 million, asset impairment charges of $0.8 million and net gains on lease terminations of $0.2 million (or a combined $3.4 million negative impact after considering the related tax benefit of these adjustments of $1.0 million), or an unfavorable $0.04 per share impact. Excluding the impact of these items, adjusted net loss attributable to Guess?, Inc. was $17.8 million and adjusted diluted loss was $0.23 per common share for the quarter ended May 5, 2018. References to financial results excluding the impact of these items are non-GAAP measures and are addressed below under “Non-GAAP Measures.”
Highlights of the Company’s performance for the quarter ended May 4, 2019 compared to the same prior-year period are presented below, followed by a more comprehensive discussion under “Results of Operations”:
Operations

•	Total net revenue increased 3.0% to $536.7 million for the quarter ended May 4, 2019, compared to $521.3 million in the same prior-year quarter. In constant currency, net revenue increased by 8.2%.

•	Gross margin (gross profit as a percentage of total net revenue) increased 50 basis points to 33.9% for the quarter ended May 4, 2019, compared to 33.4% in the same prior-year period.

•
Selling, general and administrative (“SG&A”) expenses as a percentage of total net revenue (“SG&A rate”) increased 20 basis points to 38.2% for the quarter ended May 4, 2019, compared to 38.0% in the same prior-year period. SG&A expenses increased 3.2% to $204.6 million for the quarter ended May 4, 2019, compared to $198.2 million in the same prior-year period.

•	During the quarter ended May 4, 2019, the Company recognized asset impairment charges of $1.8 million, compared to $0.8 million in the same prior-year period.

•	During the quarter ended May 5, 2018, the Company recognized net gains on lease terminations of $0.2 million.

•
Operating margin improved 20 basis points to negative 4.6% for the quarter ended May 4, 2019, compared to negative 4.8% in the same prior-year period. Lower expenses related to certain professional service and legal fees and related costs favorably impacted operating margin by 60 basis points during the quarter ended May 4, 2019 compared to the same prior-year period. This was partially offset by higher asset impairment charges which negatively impacted operating margin by 10 basis points during the quarter ended May 4, 2019 compared to the same prior-year period. Loss from operations improved 1.7% to $24.5 million for the quarter ended May 4, 2019, compared to $24.9 million in the same prior-year period.

•	Other income, net (including interest income and expense), totaled $1.2 million for the quarter ended May 4, 2019, compared to other expense, net, of $2.4 million in the same prior-year period.

•	The effective income tax rate deteriorated by 11.3% to a benefit of 11.7% for the quarter ended May 4, 2019, compared to a benefit of 23.0% in the same prior-year period.
Key Balance Sheet Accounts

•
The Company had $112.9 million in cash and cash equivalents and $0.5 million in restricted cash as of May 4, 2019, compared to $232.5 million in cash and cash equivalents and $0.2 million in restricted cash at May 5, 2018.

◦
During fiscal 2019, the Company recognized charges of €39.8 million ($45.6 million) for a fine imposed by the European Commission related to alleged violations of European Union competition rules by the Company. The Company paid the full amount of the fine during the quarter ended May 4, 2019.

◦
In April 2019, the Company issued $300 million aggregate principal amount of 2.00% convertible senior notes due 2024 in a private offering, for which it received total cash proceeds of $296.2 million, net of the initial purchasers’ discounts and commissions and offering costs of $3.8 million. In connection with the issuance of these notes, the Company (i) entered into convertible note hedge transactions for which it paid an aggregate $61.0 million and (ii) sold warrants for which it received aggregate proceeds of $28.1 million. These transactions are intended to reduce the potential dilution with respect to the Company’s common stock upon conversion of the notes and/or offset any cash payments the Company may be required to make in excess of the principal amount of the converted notes.

◦
During the quarter ended May 4, 2019, the Company used $170 million of proceeds from its convertible senior notes to enter into an ASR, pursuant to which it received up front approximately 5.2 million shares (representing approximately $102 million (or 60%) of the $170 million notional amount of the ASR), with the remaining portion expected to be completed by the end of the third quarter of calendar 2019. During the three months ended May 4, 2019, the Company also repurchased approximately 5.1 million shares of its common stock in open market and privately negotiated transactions totaling $99.6 million. Combined, these transactions resulted in the repurchase of approximately 10.3 million shares for $201.6 million during the first quarter of fiscal 2020, with the remaining portion of the ASR to be determined based on the average volume-weighted price of the Company’s shares during the term of the ASR (less an agreed discount). During the three months ended May 5, 2018, the Company invested $17.6 million to repurchase approximately 1.1 million of its common shares during the three months ended May 5, 2018.

•
Accounts receivable consists of trade receivables relating primarily to the Company’s wholesale business in Europe and, to a lesser extent, to its wholesale businesses in the Americas and Asia, royalty receivables relating to its licensing operations, credit card and retail concession receivables related to its retail businesses and certain other receivables. Accounts receivable increased by $7.4 million, or 3.0%, to $250.5 million as of May 4, 2019, compared to $243.1 million at May 5, 2018. On a constant currency basis, accounts receivable increased by $22.2 million, or 9.1%, when compared to May 5, 2018.

•
Inventory increased by $43.3 million, or 10.0%, to $478.2 million as of May 4, 2019, compared to $434.9 million at May 5, 2018. On a constant currency basis, inventory increased by $66.8 million, or 15.4%, when compared to May 5, 2018.

•
During the quarter ended May 4, 2019, the Company adopted a comprehensive new lease standard which superseded previous lease guidance. The standard requires a lessee to recognize an asset related to the right to use the underlying asset and a liability that approximates the present value of the lease payments over the term of contracts that qualify as leases under the new guidance. As of May 4, 2019, the operating lease right-of-use assets totaled $921.1 million and the operating lease liabilities totaled $981.3 million. Refer to “Part I, Item 1. Financial Statements – Note 2– Lease Accounting” for further information.

Global Store Count
In the first quarter of fiscal 2020, together with our partners, we opened 25 new stores worldwide, consisting of 14 stores in Europe and the Middle East, six stores in Asia and the Pacific, three stores in Central and South America and two stores in the U.S. Together with our partners, we closed 20 stores worldwide, consisting of 15 stores in Asia and the Pacific, three stores in the U.S., one store in Canada and one store in Europe and the Middle East.

We ended the first quarter of fiscal 2020 with 1,724 stores and 414 concessions worldwide, comprised as follows:

	Stores			Concessions
Region	Total	Directly Operated	Partner Operated	Total	Directly Operated	Partner Operated
United States	289	287	2	1	—	1
Canada	88	88	—	—	—	—
Central and South America	107	70	37	27	27	—
Total Americas	484	445	39	28	27	1
Europe and the Middle East	713	498	215	37	37	—
Asia and the Pacific	527	231	296	349	168	181
Total	1,724	1,174	550	414	232	182
Of the total 1,724 stores, 1,419 were GUESS? stores, 188 were GUESS? Accessories stores, 70 were G by GUESS (GbG) stores and 47 were MARCIANO stores.

Results of Operations

Three Months Ended May 4, 2019 and May 5, 2018
Consolidated Results
Net Revenue. Net revenue increased by $15.4 million, or 3.0%, to $536.7 million for the quarter ended May 4, 2019, compared to $521.3 million for the quarter ended May 5, 2018. In constant currency, net revenue increased by 8.2% as currency translation fluctuations relating to our foreign operations unfavorably impacted net revenue by $27.4 million compared to the same prior-year period. The increase was driven primarily by retail expansion in our international markets and, to a lesser extent, the impact of positive comparable sales in Europe and Americas Retail and higher wholesale shipments in the Americas.
Gross Margin. Gross margin increased 50 basis points to 33.9% for the quarter ended May 4, 2019, compared to 33.4% in the same prior-year period, of which 30 basis points was due to higher overall product margins and 20 basis points was due to a lower occupancy rate. The higher overall product margins were driven primarily by higher initial markups in Europe and Americas Retail, partially offset by the unfavorable impact from segment mix. The lower occupancy rate was driven primarily by overall leveraging of expenses due mainly to positive comparable sales in Americas Retail and Europe.
Gross Profit. Gross profit increased by $8.0 million, or 4.6%, to $181.9 million for the quarter ended May 4, 2019, compared to $173.9 million in the same prior-year period. The increase in gross profit, which included the unfavorable impact of currency translation, was due primarily to the favorable impact on gross profit from higher revenue and, to a lesser extent, the higher gross margins. Currency translation fluctuations relating to our foreign operations unfavorably impacted gross profit by $8.5 million.
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
SG&A Rate. The Company’s SG&A rate increased 20 basis points to 38.2% for the quarter ended May 4, 2019, compared to 38.0% in the same prior-year period. The Company’s SG&A rate included the favorable impact of 60 basis points from lower expenses related to certain professional service and legal fees and related costs which the Company otherwise would not have incurred as part of its business operations. Excluding these expenses, the Company’s SG&A rate would have increased 80 basis points driven primarily by overall deleveraging of expenses, mainly in Asia.
SG&A Expenses. SG&A expenses increased by $6.4 million, or 3.2%, to $204.6 million for the quarter ended May 4, 2019, compared to $198.2 million in the same prior-year period. The increase, which included the favorable impact of currency translation, was driven primarily by higher store selling expenses and, to a lesser extent, higher distribution costs. Currency translation fluctuations relating to our foreign operations favorably impacted SG&A expenses by $10.2 million.
Asset Impairment Charges. During the quarter ended May 4, 2019, the Company recognized asset impairment charges of $1.8 million, compared to $0.8 million in the same prior-year period related to the impairment of certain retail locations in Europe and North America.
Net Gains on Lease Termination. There were no net gains on lease terminations recorded during the quarter ended May 4, 2019. During the quarter ended May 5, 2018, the Company recorded net gains on lease terminations of approximately $0.2 million related primarily to the early termination of certain lease agreements in North America.
Operating Margin. Operating margin improved 20 basis points to negative 4.6% for the quarter ended May 4, 2019, compared to negative 4.8% in the same prior-year period. Lower expenses related to certain professional service and legal fees and related costs favorably impacted operating margin by 60 basis points during the quarter ended May 4, 2019 compared to the same prior-year period. This was partially offset by higher asset impairment charges which negatively impacted operating margin by 10 basis points during the quarter ended May 4, 2019 compared to the same prior-year period. Excluding the impact of these items, operating margin decreased by 30 basis points compared to the same prior-year period. The impact of currency on operating margin for the quarter ended May 4, 2019 was minimal.
Loss from Operations.   Loss from operations improved by $0.4 million, or 1.7%, to $24.5 million for the quarter ended May 4, 2019, compared to $24.9 million in the same prior-year period. Currency translation fluctuations relating to our foreign operations favorably impacted loss from operations by $1.9 million.
Interest Income (Expense), Net. Interest expense, net, was $0.9 million for the quarter ended May 4, 2019, compared to interest income, net of $0.2 million for the quarter ended May 5, 2018. The change was due primarily to gains related to the impact of hedge ineffectiveness of foreign exchange currency contracts designated as cash flow hedges during the quarter ended May 5, 2018 and, to a lesser extent, $0.2 million in amortization of debt discount related to the Company’s convertible senior notes during the quarter ended May 4, 2019. As a result of the adoption of new guidance during the first quarter of fiscal 2020, there was no interest component recognized related to hedge ineffectiveness during the quarter ended May 4, 2019.
Other Income (Expense), Net. Other income, net, was $2.1 million for the quarter ended May 4, 2019, compared to other expense, net, of $2.6 million in the same prior-year period. The change was driven primarily by higher unrealized gains on non-operating assets and lower net unrealized mark-to-market revaluations losses on foreign currency balances, partially offset by lower net unrealized and realized mark-to-market gains on revaluation of foreign exchange currency contracts during the quarter ended May 4, 2019 compared to the same prior-year period.
Income Tax Benefit.  The income tax benefit for the quarter ended May 4, 2019 was $2.7 million, or a 11.7% effective tax rate, compared to income tax benefit of $6.3 million, or a 23.0% effective tax rate, in the same prior-year period. Generally, income taxes for the interim periods are computed using the tax rate estimated to be applicable for the full fiscal year, adjusted for discrete items, which is subject to ongoing review and evaluation by management. The deterioration in the effective tax rate for the quarter ended May 4, 2019 was due primarily to the impact of discrete non-deductible expenses as compared to the same prior-year period and a shift in the distribution of earnings among the Company’s tax jurisdictions within the quarters of the current fiscal year.
Net Earnings Attributable to Noncontrolling Interests. Net earnings attributable to noncontrolling interests were $0.8 million, net of taxes, for the quarter ended May 4, 2019, compared to $0.2 million, net of taxes, for the quarter ended May 5, 2018.
Net Loss Attributable to Guess?, Inc. Net loss attributable to Guess?, Inc. deteriorated by $0.2 million, or 0.7%, to $21.4 million for the quarter ended May 4, 2019, from $21.2 million in the same prior-year period. Diluted loss per share was flat at $0.27 for the quarter ended May 4, 2019, compared to the same prior-year period. During the quarter ended May 4, 2019, the Company recognized asset impairment charges of $1.8 million, certain professional services and legal fees and related costs of $0.3 million and amortization of debt discount related to the Company’s convertible senior notes of $0.2 million (or a combined $1.8 million negative impact after considering the related tax benefit of $0.5 million), or an unfavorable $0.02 per share impact. Excluding the impact of these items, adjusted net loss attributable to Guess?, Inc. was $19.6 million and adjusted diluted loss was $0.25 per common share for the quarter ended May 4, 2019. We estimate that the impact of currency on diluted loss per share for the quarter ended May 4, 2019 was minimal. During the quarter ended May 5, 2018, the Company recognized certain professional services and legal fees and related costs of $3.8 million, asset impairment charges of $0.8 million and net gains on lease terminations of $0.2 million (or a combined $3.4 million negative impact after considering the related tax benefit of these adjustments of $1.0 million), or an unfavorable $0.04 per share impact. Excluding the impact of these items, adjusted net loss attributable to Guess?, Inc. was $17.8 million and adjusted diluted loss was $0.23 per common share for the quarter ended May 5, 2018. References to financial results excluding the impact of these items are non-GAAP measures and are addressed below under “Non-GAAP Measures.”
Information by Business Segment
The following table presents our net revenue and earnings (loss) from operations by segment for the three months ended May 4, 2019 and May 5, 2018 (dollars in thousands):

	Three Months Ended
	May 4, 2019	May 5, 2018	$ Change	% Change
Net revenue:
Americas Retail	$176,423	$171,340	$5,083	3.0%
Americas Wholesale	46,205	40,679	5,526	13.6
Europe	210,055	205,435	4,620	2.2
Asia	85,190	84,051	1,139	1.4
Licensing	18,818	19,784	(966)	(4.9)
Total net revenue	$536,691	$521,289	$15,402	3.0%
Earnings (loss) from operations:
Americas Retail	$(1,812)	$(5,680)	$3,868	68.1%
Americas Wholesale	7,814	6,026	1,788	29.7
Europe	(16,327)	(20,333)	4,006	19.7
Asia	(3,203)	4,065	(7,268)	(178.8)
Licensing	16,644	17,486	(842)	(4.8)
Total segment earnings from operations	3,116	1,564	1,552	99.2
Corporate overhead	(25,812)	(25,845)	33	(0.1)
Asset impairment charges	(1,775)	(759)	(1,016)	133.9
Net gains on lease terminations	—	152	(152)	(100.0)
Total loss from operations	$(24,471)	$(24,888)	$417	1.7%

Operating margins:
Americas Retail	(1.0%)	(3.3%)
Americas Wholesale	16.9%	14.8%
Europe	(7.8%)	(9.9%)
Asia	(3.8%)	4.8%
Licensing	88.4%	88.4%
Total Company	(4.6%)	(4.8%)
Americas Retail
Net revenue from our Americas Retail segment increased by $5.1 million, or 3.0%, to $176.4 million for the quarter ended May 4, 2019, compared to $171.3 million in the same prior-year period. In constant currency, net revenue increased by 3.9%, driven primarily by positive comparable sales, partially offset by store closures. Comparable sales (including e-commerce) increased 4% in U.S. dollars and 5% in constant currency. The inclusion of our e-commerce sales increased the comparable sales percentage by 2% in U.S. dollars and constant currency. The store base for the U.S. and Canada decreased by an average of 13 net stores during the quarter ended May 4, 2019 compared to the same prior-year period, resulting in a 3.5% net decrease in average square footage. Currency translation fluctuations relating to our non-U.S. retail stores and e-commerce sites had a negative impact of $1.6 million on net revenue during the quarter ended May 4, 2019.
Operating margin improved 230 basis points to negative 1.0% for the quarter ended May 4, 2019, compared to negative 3.3% in the same prior-year period, due to higher gross margins and, to a lesser extent, a lower SG&A rate. The higher gross margins were driven primarily by overall leveraging of occupancy costs due primarily to positive comparable store sales and, to a lesser extent, higher initial markups, partially offset by higher markdowns. The lower SG&A rate was driven primarily by overall leveraging of expenses and gains from insurance settlements received related to business interruption.
Loss from operations from our Americas Retail segment improved by $3.9 million, or 68.1%, to $1.8 million for the quarter ended May 4, 2019, compared to $5.7 million in the same prior-year period. The improvement reflects the favorable impact on earnings from higher revenue and, to a lesser extent, lower occupancy costs.
Americas Wholesale
Net revenue from our Americas Wholesale segment increased by $5.5 million, or 13.6%, to $46.2 million for the quarter ended May 4, 2019, compared to $40.7 million in the same prior-year period. In constant currency, net revenue increased by 15.5%, driven primarily by higher shipments in our U.S. wholesale business. Currency translation fluctuations relating to our non-U.S. wholesale businesses unfavorably impacted net revenue by $0.8 million.
Operating margin increased 210 basis points to 16.9% for the quarter ended May 4, 2019, compared to 14.8% in the same prior-year period, due primarily to higher gross margins and, to a lesser extent, a lower SG&A rate. The higher gross margins were driven primarily by higher initial markups. The lower SG&A rate was due primarily to overall leveraging of expenses from higher wholesale shipments.
Earnings from operations from our Americas Wholesale segment increased by $1.8 million, or 29.7%, to $7.8 million for the quarter ended May 4, 2019, compared to $6.0 million in the same prior-year period. The increase reflects the favorable impact on earnings from higher revenue.
Europe
Net revenue from our Europe segment increased by $4.6 million, or 2.2%, to $210.1 million for the quarter ended May 4, 2019, compared to $205.4 million in the same prior-year period. In constant currency, net revenue increased by 12.3%, driven primarily by retail expansion and, to a lesser extent, positive comparable sales. As of May 4, 2019, we directly operated 498 stores in Europe compared to 407 stores at May 5, 2018, excluding concessions, which represents a 22.4% increase over the same prior-year period. Comparable sales (including e-commerce) decreased 1% in U.S. dollars and increased 8% in constant currency compared to the same prior-year period. The inclusion of our e-commerce sales increased the comparable sales percentage by 3% in U.S. dollars and constant currency. Currency translation fluctuations relating to our European operations unfavorably impacted net revenue by $20.6 million.
Operating margin improved 210 basis points to negative 7.8% for the quarter ended May 4, 2019, compared to negative 9.9% in the same prior-year period, driven primarily by higher gross margins and, to a lesser extent, a lower SG&A rate. The higher gross margins were due primarily to lower markdowns and, to a lesser extent, higher initial markups, partially offset by an unfavorable impact from business mix. The lower SG&A rate was driven primarily by overall leveraging of expenses driven by positive comparable sales and, to a lesser extent, the impact of the annualization of new store openings, partially offset by higher distribution costs.
Loss from operations from our Europe segment improved by $4.0 million, or 19.7%, to $16.3 million for the quarter ended May 4, 2019, compared to $20.3 million in the same prior-year period, driven primarily by the favorable impact on earnings from higher revenue and, to a lesser extent, higher product margins, partially offset by higher occupancy costs and store selling expenses driven primarily by retail expansion. Currency translation fluctuations relating to our European operations favorably impacted earnings from operations by $1.6 million.
Asia
Net revenue from our Asia segment increased by $1.1 million, or 1.4%, to $85.2 million for the quarter ended May 4, 2019, compared to $84.1 million in the same prior-year period. In constant currency, net revenue increased by 6.6%, driven primarily by retail expansion, partially offset by negative comparable sales. As of May 4, 2019, we and our partners operated 527 stores and 349 concessions in Asia, compared to 500 stores and 369 concessions at May 5, 2018. As of May 4, 2019, we directly operated 231 stores and 168 concessions in Asia, compared to 169 directly operated stores and 175 concessions at May 5, 2018. Comparable sales (including e-commerce)

decreased 15% in U.S. dollars and 10% in constant currency. The inclusion of our e-commerce sales increased the comparable sales percentage by 1% in U.S. dollars and constant currency. Currency translation fluctuations relating to our Asian operations unfavorably impacted net revenue by $4.4 million.
Operating margin decreased 860 basis points to negative 3.8% for the quarter ended May 4, 2019, from 4.8% in the same prior-year period, due to a higher SG&A rate, and to a lesser extent, lower gross margins. The higher SG&A rate was driven by overall deleveraging of expenses. The lower gross margins were driven primarily by higher markdowns.
Loss from operations from our Asia segment was $3.2 million for the quarter ended May 4, 2019, compared to earnings from operations of $4.1 million in the same prior-year period, driven primarily by the unfavorable impact on earnings from higher SG&A expenses and, to a lesser extent, lower gross margins.
Licensing
Net royalty revenue from our Licensing segment decreased by $1.0 million, or 4.9%, to $18.8 million for the quarter ended May 4, 2019, compared to $19.8 million in the same prior-year period.
Earnings from operations from our Licensing segment decreased by $0.8 million, or 4.8%, to $16.6 million for the quarter ended May 4, 2019, compared to $17.5 million in the same prior-year period. The decrease was driven by the unfavorable impact to earnings from lower revenue.
Corporate Overhead
Unallocated corporate overhead was flat at $25.8 million for the quarter ended May 4, 2019, compared to the same prior-year period as lower expenses related to certain professional service and legal fees and related costs was offset by higher performance-based compensation.
Non-GAAP Measures
The Company’s reported financial results are presented in accordance with GAAP. The reported net loss attributable to Guess?, Inc. and diluted loss per share for the three months ended May 4, 2019 reflect the impact of asset impairment charges, certain professional service and legal fees and related costs, amortization of debt discount on the Company’s convertible senior notes and the tax effects of these adjustments. The reported net loss attributable to Guess?, Inc. and diluted loss per share for the three months ended May 5, 2018 reflect the impact of certain professional service and legal fees and related costs, asset impairment charges, net gains on lease terminations and the tax effects of these adjustments. These items affect the comparability of the Company’s reported results. The financial results are also presented on a non-GAAP basis, as defined in Section 10(e) of Regulation S-K of the SEC, to exclude the effect of these items. The Company believes that these items are not indicative of the underlying performance of its business and that the “non-GAAP” or “adjusted” information provided is useful for investors to evaluate the comparability of the Company’s operating results and its future outlook when reviewed in conjunction with the Company’s GAAP financial statements. The non-GAAP measures are provided in addition to, and not as alternatives for, the Company’s reported GAAP results.
The adjusted measures for the three months ended May 4, 2019 exclude the impact of asset impairment charges of $1.8 million, certain professional services and legal fees and related costs of $0.3 million and amortization of debt discount on the Company’s convertible senior notes of $0.2 million. The asset impairment charges related primarily to the impairment of certain retail locations in Europe and North America resulting from under-performance and expected store closures. These items resulted in a combined $1.8 million impact (after considering the related tax benefit of $0.5 million), or an unfavorable $0.02 per share impact during the three months ended May 4, 2019. Net loss attributable to Guess?, Inc. was $21.4 million and diluted loss was $0.27 per common share for the three months ended May 4, 2019. Excluding the impact of these items, adjusted net loss attributable to Guess?, Inc. was $19.6 million and adjusted diluted loss was $0.25 per common share for the three months ended May 4, 2019.
The adjusted measures for the three months ended May 5, 2018 exclude the impact of certain professional services and legal fees and related costs of $3.8 million, asset impairment charges of $0.8 million and net gains on lease terminations of $0.2 million. The asset impairment charges related primarily to the impairment of certain retail locations in North America and Europe resulting from under-performance and expected store closures. The net gains on lease terminations related primarily to the early termination of certain lease agreements in North America. These items resulted in a $3.4 million impact (after considering the related tax benefit of $1.0 million), or an unfavorable $0.04 per share impact during the three months ended May 5, 2018. Net loss attributable to Guess?. Inc. was $21.2 million and diluted loss was $0.27 per common share for the three months ended May 5, 2018. Excluding the impact of these items, adjusted net loss attributable to Guess?, Inc. was $17.8 million and adjusted diluted loss was $0.23 per common share for the three months ended May 5, 2018.
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
Liquidity and Capital Resources
We need liquidity globally primarily to fund our working capital, occupancy costs, expansion plans, remodeling and rationalization of our retail stores, shop-in-shop programs, concessions, systems, infrastructure, other existing operations, international growth and potential acquisitions and investments. In addition, in the U.S. we need liquidity to fund share repurchases, payment of dividends to our stockholders and interest payments on our debt. Generally, our working capital needs are highest during the late summer and fall as our inventories increase before the holiday selling period. During the three months ended May 4, 2019, we relied primarily on the trade credit, available cash, real estate and other operating leases, finance leases, proceeds from the issuance of convertible senior notes, proceeds from short-term lines of credit and internally generated funds to finance our operations, share repurchases, payment of dividends and expansion. We anticipate that we will be able to satisfy our ongoing cash requirements during the next twelve months for working capital, capital expenditures, payments on our debt, finance leases and operating leases as well as lease termination payments, potential acquisitions and investments, share repurchases and dividend payments to stockholders, primarily with cash flow from operations and existing cash balances as supplemented by borrowings under our existing Credit Facility in the U.S. and Canada as well as bank facilities in Europe and China and proceeds from our convertible senior notes as needed. We expect to settle the principal amount of our outstanding convertible senior notes in 2024 in cash and any excess in shares. Such arrangements are described further in “Part I, Item 1. Financial Statements – Note 9 – Borrowings and Finance Lease Obligations” and “Part I, Item 1. Financial Statements – Note 10 – Convertible Senior Notes and Related Transactions” of this Form 10-Q. Due to the seasonality of our business and cash needs, including to help fund our continuing retail expansion plans, we may increase borrowings under our established credit facilities from time-to-time, during the next twelve months.

In December 2017, the U.S. government enacted the Tax Reform, which significantly changed the U.S. corporate income tax laws, including moving from a global taxation regime to a territorial regime and lowering the future U.S. federal tax rate from 35% to 21%. The Tax Reform also required a one-time mandatory transition tax on accumulated foreign earnings. Any income tax payable related to the transition tax is due over an eight-year period beginning in calendar 2018. In the event such proposed legislation is passed in the future, the Company could have tax liabilities of approximately $25.8 million. Therefore, the Company accrued such amount in the fourth quarter of 2019. The balance related to this transition tax included in other long-term liabilities was $25.8 million as of May 4, 2019 and February 2, 2019.
The Company has historically considered the undistributed earnings of its foreign subsidiaries to be indefinitely reinvested. As a result of the Tax Reform, the Company had a substantial amount of previously taxed earnings that could be distributed to the U.S. without additional U.S. taxation. The Company continues to evaluate its plans for reinvestment or repatriation of unremitted foreign earnings and regularly review its cash positions and determination of permanent reinvestment of foreign earnings. If the Company determines that all or a portion of such foreign earnings are no longer indefinitely reinvested, it may be subject to additional foreign withholding taxes and U.S. state income taxes, beyond the Tax Reform’s one-time transition tax. The Company intends to indefinitely reinvest the remaining earnings from the Company’s foreign subsidiaries for which a deferred tax liability has not already been recorded. As of May 4, 2019, the Company had cash and cash equivalents of $112.9 million, of which approximately $30.7 million was held in the U.S.
Excess cash and cash equivalents, which represent the majority of our outstanding cash and cash equivalents balance, are held primarily in overnight deposit and short-term time deposit accounts. Please see “—Important Factors Regarding Forward-Looking Statements” discussed above, “Part II, Item 1A. Risk Factors” in this Form 10Q and “Part I, Item 1A. Risk Factors” contained in the Company’s most recent Annual Report on Form 10-K for the fiscal year ended February 2, 2019 for a discussion of risk factors which could reasonably be likely to result in a decrease of internally generated funds available to finance capital expenditures and working capital requirements.
The Company has presented below the cash flow performance comparison of the three months ended May 4, 2019, compared to the three months ended May 5, 2018.
Operating Activities
Net cash used in operating activities was $96.5 million for the three months ended May 4, 2019, compared to $67.6 million for the three months ended May 5, 2018, or a deterioration of $28.9 million. This deterioration was driven primarily by changes in working capital due mainly to increased payments on accounts payable and accrued expenses, of which $45.6 million related to payment of the European Commission fine. The increase in payments was partially offset by the favorable impact on receivables from timing of shipments and, to a lesser extent, lower inventory purchases during the three months ended May 4, 2019 compared to the same prior-year period.
Investing Activities
Net cash used in investing activities was $17.2 million for the three months ended May 4, 2019, compared to $20.9 million for the three months ended May 5, 2018. Net cash used in investing activities for three months ended May 4, 2019 related primarily to capital expenditures incurred on retail expansion, investments in technology infrastructure and existing store remodeling programs. In addition, settlements of forward exchange currency contracts, purchases of investments, the cost of any business acquisitions and proceeds from the disposition of long-term assets are also included in cash flows used in investing activities.
The decrease in cash used in investing activities was driven primarily by lower spending on retail expansion during the three months ended May 4, 2019 compared to the same prior-year period. During the three months ended May 4, 2019, the Company opened 19 directly operated stores compared to 27 directly operated stores that were opened in the same prior-year period. In addition, there were net cash receipts from the settlement of forward exchange currency contracts during the three months ended May 4, 2019, compared to net cash payments from the settlement of forward exchange currency contracts during the same prior-year period.

Financing Activities
Net cash provided by financing activities was $18.7 million for the three months ended May 4, 2019, compared to net cash used of $38.3 million for the three months ended May 5, 2018. Net cash provided by financing activities for the three months ended May 4, 2019 related primarily to net proceeds from the issuance of convertible senior notes, related warrants and short-term borrowings, partially offset by repurchases of shares of the Company’s common stock and payment of dividends. In addition, payments related to finance lease obligations and borrowings and cash activity from the issuance of common stock under our equity plans are also included in cash flows from financing activities.
The change in cash flows from financing activities was driven primarily by net proceeds received from the issuance of convertible senior notes and related warrants and short-term borrowings during the three months ended May 4, 2019. This was partially offset by higher investments made in share repurchases, which included shares repurchased under the Company’s accelerated share repurchase agreement, during the three months ended May 4, 2019 compared to the same prior-year period.
Effect of Exchange Rates on Cash, Cash Equivalents and Restricted Cash
During the three months ended May 4, 2019, changes in foreign currency translation rates decreased our reported cash, cash equivalents and restricted cash balance by $2.6 million. This compares to a decrease of $8.2 million in cash, cash equivalents and restricted cash driven by changes in foreign currency translation rates during the three months ended May 5, 2018.
Working Capital
As of May 4, 2019, the Company had net working capital (including cash and cash equivalents) of $272.2 million, compared to $545.3 million at February 2, 2019 and $590.1 million at May 5, 2018. The decrease in net working capital as of May 4, 2019 was driven primarily by the recognition of the current portion of operating lease liabilities of $217.1 million resulting from the adoption of a comprehensive new lease standard during the first quarter of fiscal 2020.
The Company’s primary working capital needs are for accounts receivable and inventory. Accounts receivable increased by $7.4 million, or 3.0%, to $250.5 million as of May 4, 2019, compared to $243.1 million at May 5, 2018. On a constant currency basis, accounts receivable increased by $22.2 million, or 9.1%, when compared to May 5, 2018. The increase was driven primarily by higher wholesale shipments during the three months ended May 4, 2019 compared to the same prior-year period.
The accounts receivable balance consists of trade receivables relating primarily to the Company’s wholesale business in Europe and, to a lesser extent, to its wholesale businesses in the Americas and Asia, royalty receivables relating to its licensing operations, credit card and retail concession receivables related to its retail businesses and certain other receivables. As of May 4, 2019, approximately 46% of our total net trade receivables and 60% of our European net trade receivables were subject to credit insurance coverage, certain bank guarantees or letters of credit for collection purposes. Our credit insurance coverage contains certain terms and conditions specifying deductibles and annual claim limits.
Inventory increased by $43.3 million, or 10.0%, to $478.2 million as of May 4, 2019, compared to $434.9 million at May 5, 2018. On a constant currency basis, inventory increased by $66.8 million, or 15.4%, when compared to May 5, 2018. The increase in inventory was driven primarily by retail expansion in our international markets and, to a lesser extent, planned growth in Americas Retail and excess inventory from the prior year.
Capital Expenditures
Gross capital expenditures totaled $17.9 million, before deducting lease incentives of $2.3 million, for the three months ended May 4, 2019. This compares to gross capital expenditures of $19.0 million, before deducting lease incentives of $1.6 million for the three months ended May 5, 2018.
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
Dividends
During the first quarter of fiscal 2020, the Company announced that its Board of Directors intends to reduce future quarterly cash dividends that may be paid to holders of the Company’s common stock, when, as and if any such dividend is declared by the Company’s Board of Directors, from $0.225 per share to $0.1125 per share to redeploy capital and return incremental value to shareholders through share repurchases. Decisions on whether, when and in what amounts to continue making any future dividend distributions will remain at all times entirely at the discretion of the Company’s Board of Directors, which reserves the right to change or terminate the Company’s dividend practices at any time and for any reason without prior notice. The payment of cash dividends in the future will be based upon a number of business, legal and other considerations, including our cash flow from operations, capital expenditures, debt service and covenant requirements, cash paid for income taxes, earnings, share repurchases, economic conditions and U.S. and global liquidity.
On June 6, 2019, the Company announced a regular quarterly cash dividend of $0.1125 per share on the Company’s common stock. The cash dividend will be paid on July 5, 2019 to shareholders of record as of the close of business on June 19, 2019.
Share Repurchases
On June 26, 2012, the Company’s Board of Directors authorized a program to repurchase, from time-to-time and as market and business conditions warrant, up to $500 million of the Company’s common stock. Repurchases under the program may be made on the open market or in privately negotiated transactions, pursuant to Rule 10b5-1 trading plans or other available means. There is no minimum or maximum number of shares to be repurchased under the program, which may be discontinued at any time, without prior notice. During the three months ended May 4, 2019, the Company repurchased 10,264,052 shares under the program at an aggregate cost of $201.6 million, which is inclusive of the shares repurchased under the ASR Contract as described below. As of May 4, 2019, the Company had remaining authority under the program to purchase $105.1 million of its common stock.
On April 26, 2019, pursuant to existing stock repurchase authorizations, the Company entered into an ASR Contract with the ASR Counterparty to repurchase an aggregate of $170 million of the Company’s common stock. Under the ASR Contract, the Company made an initial payment of $170 million to the ASR Counterparty and received an initial delivery of approximately 5.2 million shares of common stock, which represented approximately $102 million (or 60%) of the ASR Contract. The remaining balance of $68 million was classified as an equity forward contract and recorded in additional paid-in capital within shareholders’ equity as of May 4, 2019. The exact number of shares the Company will repurchase under the ASR Contract will be based generally upon the average daily volume weighted average price of the common stock during the repurchase period, less a discount. At settlement, under certain circumstances, the ASR Counterparty may be required to deliver additional shares of common stock to the Company, or under certain circumstances, the Company may be required either to deliver shares of common stock or to make a cash payment to the ASR Counterparty. Final settlement of the transactions under the ASR Contract is expected to occur by the end of the third quarter of calendar 2019. The terms of the ASR Contract are subject to adjustment, including, but not limited to, adjustments arising if the Company were to enter into or announce certain types of transactions or to take certain corporate actions. The ASR Contract contains the principal terms and provisions governing the accelerated share repurchases, including, but not limited to, the mechanism used to determine the number of shares that will be delivered, the required timing of delivery of the shares, the circumstances under which the ASR Counterparty is permitted to make adjustments to valuation and calculation periods and various acknowledgments, representations and warranties made by the Company and the ASR Counterparty to one another.
Borrowings and Finance Lease Obligations and Convertible Senior Notes
See “Part I, Item 1. Financial Statements – Note 9 – Borrowings and Finance Lease Obligations” and

“Part I, Item 1. Financial Statements – Note 10 – Convertible Senior Notes and Related Transactions” in this Form 10-Q for disclosures about our borrowings and finance lease obligations and convertible senior notes.
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
As a non-qualified pension plan, no dedicated funding of the SERP is required; however, the Company has made periodic payments into insurance policies held in a rabbi trust to fund the expected obligations arising under the non-qualified SERP. The amount of any future payments into the insurance policies, if any, may vary depending on investment performance of the trust. The cash surrender values of the insurance policies were $64.5 million and $61.7 million as of May 4, 2019 and February 2, 2019, respectively, and were included in other assets in the Company’s condensed consolidated balance sheets. As a result of changes in the value of the insurance policy investments, the Company recorded unrealized gains (losses) of $3.2 million and $(1.1) million in other income and expense during the three months ended May 4, 2019 and May 5, 2018, respectively. The projected benefit obligation was $52.2 million as of May 4, 2019 and February 2, 2019, and was included in accrued expenses and other long-term liabilities in the Company’s condensed consolidated balance sheets depending on the expected timing of payments. SERP benefit payments of $0.4 million were made during each of the three months ended May 4, 2019 and May 5, 2018.
Contractual Obligations and Commitments
During the three months ended May 4, 2019, the Company issued convertible senior notes and borrowed upon certain short-term borrowing arrangements in Europe. See “Part I, Item 1. Financial Statements – Note 10 – Convertible Senior Notes and Related Transactions” and “Part I, Item 1. Financial Statements – Note 9 – Borrowings” for further information on these arrangements. As of May 4, 2019, there were no other material changes to our contractual obligations and commitments outside the ordinary course of business compared to the disclosures included in our Form 10-K for the fiscal year ended February 2, 2019.
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
U.S. and Canada Backlog. Our U.S. and Canadian wholesale backlog as of June 10, 2019, consisting primarily of orders for fashion apparel, was $48.6 million in constant currency, compared to $51.3 million at June 11, 2018, a decrease of 5.3%.
Europe Backlog. As of June 10, 2019, the European wholesale backlog was €292.7 million, compared to €257.2 million at June 10, 2018, an increase of 13.8%. The backlog as of June 10, 2019 is comprised of sales orders for the Spring/Summer 2019, Fall/Winter 2019, and Spring/Summer 2020 seasons.
Application of Critical Accounting Policies
Our critical accounting policies reflecting our estimates and judgments are described in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report

on Form 10-K for the fiscal year ended February 2, 2019 filed with the SEC on March 29, 2019. There have been no significant changes to our critical accounting policies other than the implementation of a comprehensive new lease standard during the three months ended May 4, 2019. See “Part I, Item 1. Financial Statements – Note 2 – Lease Accounting” for further information on our accounting policies related to the implementation of the comprehensive new lease standard.
Recently Issued Accounting Guidance
See “Part I, Item 1. Financial Statements – Note 1 – Basis of Presentation and New Accounting Guidance” for disclosures about recently issued accounting guidance.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk.
Exchange Rate Risk
More than half of product sales and licensing revenue recorded for the three months ended May 4, 2019 were denominated in currencies other than the U.S. dollar. The Company’s primary exchange rate risk relates to operations in Europe, Canada, South Korea, China, Hong Kong and Mexico. Changes in currencies affect our earnings in various ways. For further discussion on currency-related risk, please refer to our risk factors under “Part I, Item 1A. Risk Factors” contained in the Company’s most recent Annual Report on Form 10-K for the fiscal year ended February 2, 2019.
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
During the three months ended May 4, 2019, the total foreign currency translation adjustment decreased stockholders’ equity by $12.1 million, driven primarily by the weakening of the U.S. dollar against the euro.
Foreign Currency Transaction Gains and Losses
Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency, including gains and losses on foreign exchange currency contracts (see below), are included in the condensed consolidated statements of loss. Net foreign currency transaction losses included in the determination of net loss were $0.0 million and $2.2 million for the three months ended May 4, 2019 and May 5, 2018, respectively.

Foreign Exchange Currency Contracts
The Company operates in foreign countries, which exposes it to market risk associated with foreign currency exchange rate fluctuations. Various transactions that occur primarily in Europe, Canada, South Korea, China, Hong Kong and Mexico are denominated in U.S. dollars, British pounds and Russian roubles and thus are exposed to earnings risk as a result of exchange rate fluctuations when converted to their functional currencies. These types of transactions include U.S. dollar-denominated purchases of merchandise and U.S. dollar- and British pound-denominated intercompany liabilities. In addition, certain operating expenses, tax liabilities and pension-related liabilities are denominated in Swiss francs and are exposed to earnings risk as a result of exchange rate fluctuations when converted to the functional currency. The Company is also subject to certain translation and economic exposures related to its net investment in certain of its international subsidiaries. The Company enters into derivative financial instruments to offset some, but not all, of its exchange risk. In addition, some of the derivative contracts in place will create volatility during the fiscal year as they are marked-to-market according to the accounting rules and may result in revaluation gains or losses in different periods from when the currency impact on the underlying transactions are realized.
Foreign Exchange Currency Contracts Designated as Cash Flow Hedges
During the three months ended May 4, 2019, the Company purchased U.S. dollar forward contracts in Europe totaling US$23.3 million that were designated as cash flow hedges. As of May 4, 2019, the Company had forward contracts outstanding for its European operations of US$159.4 million to hedge forecasted merchandise purchases, which are expected to mature over the next 14 months. The Company’s foreign exchange currency contracts are recorded in its condensed consolidated balance sheet at fair value based on quoted market rates. Changes in the fair value of the U.S. dollar forward contracts, designated as cash flow hedges for forecasted merchandise purchases, are recorded as a component of accumulated other comprehensive income (loss) within stockholders’ equity and are recognized in cost of product sales in the period that approximates the time the hedged merchandise inventory is sold. Changes in the fair value of the U.S. dollar forward contracts, designated as cash flow hedges for forecasted intercompany royalties, are recorded as a component of accumulated other comprehensive income (loss) within stockholders’ equity and are recognized in other income (expense) in the period in which the royalty expense is incurred.
As of May 4, 2019, accumulated other comprehensive income (loss) related to foreign exchange currency contracts included a net unrealized gain of approximately $8.1 million, net of tax, which $7.0 million will be recognized in cost of product sales over the following 12 months, at the then current values on a pre-tax basis, which can be different than the current quarter-end values.
As of May 4, 2019, the net unrealized gain of the remaining open forward contracts recorded in the Company’s condensed consolidated balance sheet was approximately $6.3 million.
At February 2, 2019, the Company had forward contracts outstanding for its European and Canadian operations of US$175.2 million and US$3.9 million, respectively, that were designated as cash flow hedges. At February 2, 2019, the net unrealized gain of these open forward contracts recorded in the Company’s condensed consolidated balance sheet was approximately $4.0 million.
Foreign Exchange Currency Contracts Not Designated as Hedging Instruments
The Company also has foreign exchange currency contracts that are not designated as hedging instruments for accounting purposes. Changes in fair value of foreign exchange currency contracts not designated as hedging instruments are reported in net earnings (loss) as part of other income (expense). For the three months ended May 4, 2019, the Company recorded a net gain of $0.6 million for its euro dollar foreign exchange currency contracts not designated as hedges, which has been included in other expense. As of May 4, 2019, the Company had euro foreign exchange currency contracts to purchase US$21.6 million expected to mature over the next one month. As of May 4, 2019, the net unrealized gain of these open forward contracts recorded in the Company’s condensed consolidated balance sheet was approximately $1.6 million.

At February 2, 2019, the Company had euro foreign exchange currency contracts to purchase US$8.2 million. At February 2, 2019, the net unrealized gain of these open forward contracts recorded in the Company’s condensed consolidated balance sheet was approximately $0.6 million.
Sensitivity Analysis
As of May 4, 2019, a sensitivity analysis of changes in foreign currencies when measured against the U.S. dollar indicates that, if the U.S. dollar had uniformly weakened by 10% against all of the U.S. dollar denominated foreign exchange derivatives totaling US$181.0 million, the fair value of the instruments would have decreased by $20.1 million. Conversely, if the U.S. dollar uniformly strengthened by 10% against all of the U.S. dollar denominated foreign exchange derivatives, the fair value of these instruments would have increased by $16.5 million. Any resulting changes in the fair value of the hedged instruments may be partially offset by changes in the fair value of certain balance sheet positions (primarily U.S. dollar denominated liabilities in our foreign operations) impacted by the change in the foreign currency rate. The ability to reduce the exposure of currencies on earnings depends on the magnitude of the derivatives compared to the balance sheet positions during each reporting cycle.
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
In April 2019, the Company issued $300 million principal amount of the Notes in a private offering. The fair value of the Notes is subject to interest rate risk, market risk and other factors due to its conversion feature. The fair value of the Notes will generally increase as our common stock price increases and will generally decrease as our common stock price declines. The interest and market value changes affect the fair value of the Notes but do not impact our financial position, cash flows or results of operations due to the fixed nature of the debt obligation. Additionally, we carry the Notes at face value, less any unamortized discount on our balance sheet and we present the fair value for disclosure purposes only.
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
As of May 4, 2019, accumulated other comprehensive income (loss) related to the interest rate swap agreement included a net unrealized gain of approximately $0.6 million, net of tax, which will be recognized in interest expense after the following 12 months, at the then current values on a pre-tax basis, which can be different than the current quarter-end values. As of May 4, 2019 and February 2, 2019, the net unrealized gain of the interest rate swap recorded in the Company’s condensed consolidated balance sheet was approximately $0.8 million and $1.0 million, respectively.
Sensitivity Analysis
As of May 4, 2019, the Company had indebtedness related to a real estate secured term loan of $19.6 million and finance lease obligations of $16.6 million. The real estate secured term loan is covered by a separate interest rate swap agreement with a swap fixed interest rate of approximately 3.06% that matures in January 2026. The interest rate swap agreement is designated as a cash flow hedge and converts the nature of the Company’s real estate secured term loan from LIBOR floating-rate debt to fixed-rate debt. The finance lease obligations are based on fixed interest rates derived from the respective agreements.
As of May 4, 2019, the Company also had borrowings under its short-term borrowing arrangements of $44.8 million which are based on variable rates of interest. Accordingly, changes in interest rates would impact the Company’s results of operations in future periods. A 100 basis point increase in interest rates would not have a significant effect on interest expense for the three months ended May 4, 2019.
The fair values of the Company’s debt instruments are based on the amount of future cash flows associated with each instrument discounted using the Company’s incremental borrowing rate. As of May 4, 2019 and February 2, 2019, the carrying value was not materially different from fair value, as the interest rates on the Company’s debt approximated rates currently available to the Company. The fair value of the Company’s convertible senior notes is determined based on inputs that are observable in the market and have been classified as Level 2 in the fair value hierarchy.
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
During the quarter ended May 4, 2019, the Company adopted a comprehensive new lease standard which superseded previous lease guidance and, as a result, changes were made to related business processes and control activities, including information systems, in order to monitor and maintain appropriate controls over financial reporting. There were no other changes in our internal control over financial reporting during the first quarter of fiscal 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II.  OTHER INFORMATION

ITEM 1.	Legal Proceedings.
See “Part I, Item 1. Financial Statements – Note 13 – Commitments and Contingencies – Legal and Other Proceedings” in this Form 10-Q for disclosures about our legal and other proceedings.

ITEM 1A. Risk Factors.
Other than the risk factors noted below, there have not been any material changes from the Risk Factors as previously disclosed in our Annual Report on Form 10-K for the year ended February 2, 2019, filed with the SEC on March 29, 2019.
Our indebtedness and liabilities could limit the cash flow available for our operations, expose us to risks that could adversely affect our business, financial condition and results of operations and impair our ability to satisfy our obligations under our outstanding indebtedness.
As of May 4, 2019, we had approximately $19.6 million of secured indebtedness, $347.6 million of senior unsecured indebtedness at maturity and approximately $206.7 million of trade payables on a consolidated basis.
We may incur additional indebtedness to meet future financing needs, some of which may be secured indebtedness. Our indebtedness could have significant negative consequences for our security holders and our business, results of operations and financial condition by, among other things:

•	increasing our vulnerability to adverse economic and industry conditions;

•	limiting our ability to obtain additional financing;

•	requiring the dedication of a substantial portion of our cash flow from operations to service our indebtedness, which will reduce the amount of cash available for other purposes;

•	limiting our flexibility to plan for, or react to, changes in our business;

•	diluting the interests of our existing stockholders as a result of issuing shares of our common stock upon conversion of the Notes; and

•	placing us at a possible competitive disadvantage with competitors that are less leveraged than us or have better access to capital.
Our business may not generate sufficient funds, and we may otherwise be unable to maintain sufficient cash reserves, to pay amounts due under our indebtedness, and our cash needs may increase in the future. In addition, our existing Credit Facility contains, and any future indebtedness that we may incur may contain, financial and other restrictive covenants that limit our ability to operate our business, raise capital or make payments under our other indebtedness. If we fail to comply with these covenants or to make payments under our indebtedness when due, then we would be in default under that indebtedness, which could, in turn, result in that and our other indebtedness becoming immediately payable in full.
We conduct a significant amount of our operations through our subsidiaries and may rely on our subsidiaries to make payments under our outstanding indebtedness.
We conduct a significant amount of our operations through our subsidiaries. Accordingly, our ability to pay amounts due on our outstanding indebtedness may depend on the cash flows of our subsidiaries and their ability to make distributions to us. Our subsidiaries are separate and distinct legal entities and any payments to us would depend on the earnings or financial condition of our subsidiaries and various business considerations. Statutory, contractual or other restrictions may also limit our subsidiaries’ ability to pay dividends or make distributions, loans or advances to us, and the notes and the Indenture pursuant to which the notes were issued do not limit or restrict our or our subsidiaries’ ability to enter into contractual restrictions on our subsidiaries’ ability to pay dividends or make distributions, loans or advances to us. For these reasons, we may not have access to any assets or cash flows of our subsidiaries to make payments on our outstanding indebtedness.
We cannot ensure that we will continue paying dividends at the current rates, or at all.
We cannot ensure that we will continue periodic dividends on our common stock at the current rates, or at all. On April 19, 2019, our board of directors determined to reduce the quarterly cash dividend paid to holders of our common stock, when, as and if any such dividend with respect to any future period is decided by the board of directors, from $0.225 per share to $0.1125 per share. Changes in our dividend and market perceptions and expectations with respect to our dividend, may materially affect the price of our common stock and the Notes.
Any quarterly dividends on our common stock will be paid from funds legally available for such purpose when, as and if declared by our Board of Directors. Decisions on whether, when and in which amounts to continue making any future dividend distributions will remain at all times entirely at the discretion of our Board of Directors, which reserves the right to change or terminate our dividend practices at any time and for any reason without prior notice, including without limitation for any of the following reasons:

•
our cash requirements or plans might change for a wide variety of reasons, including changes in our financial position, capital allocation plans (including a desire to retain or accumulate cash), capital spending plans, stock purchase plans, acquisition strategies, strategic initiatives, debt payment plans (including a desire to maintain or improve credit ratings on our debt securities), pension funding or other benefits payments;

•	our ability to service and refinance our current and future indebtedness and our ability to borrow or raise additional capital to satisfy our capital needs;

•
the amount of dividends that we may distribute to our shareholders is subject to restrictions under applicable law and restrictions imposed by our existing or future credit facilities, debt securities,

then-outstanding preferred stock securities, if any, leases and other agreements, including restricted payment and leverage covenants; and

•
the amount of cash that our subsidiaries may make available to us, whether by dividends, loans or other payments, may be subject to the legal, regulatory and contractual restrictions in our outstanding indebtedness.

Based on its evaluation of these and other relevant factors, our Board of Directors may, in its sole discretion, decide not to declare a dividend on our common stock for any period and for any reason without prior notice, regardless of whether we have funds legally available for such purposes. Holders of our equity securities have no contractual or other legal right to receive dividends.
We may be unable to raise the funds necessary to repurchase the Notes for cash following a fundamental change, or to pay any cash amounts due upon conversion, and our other indebtedness may limit our ability to repurchase the Notes or pay cash upon their conversion.
Noteholders may require us to repurchase their Notes following a fundamental change at a cash repurchase price generally equal to the principal amount of the Notes to be repurchased, plus accrued and unpaid interest, if any. In addition, upon conversion, we will satisfy part or all of our conversion obligation in cash unless we elect to settle conversions solely in shares of our common stock. Moreover, we will be required to repay the Notes in cash at their maturity, unless earlier converted or repurchased. We may not have enough available cash or be able to obtain financing at the time we are required to repurchase the Notes or pay the cash amounts due upon conversion. In addition, applicable law, regulatory authorities and the agreements governing our other indebtedness, including our current Credit Facility and other agreements we may enter into in the future, may restrict our ability to make payments on the Notes other than scheduled principal and interest, and as a result, upon a fundamental change we may not be able to repurchase the Notes and upon any conversions of the Notes may be unable to pay the cash amounts, if any, then due. Our inability to satisfy our obligations under the Notes could harm our reputation and affect the trading price of our common stock.
Our failure to repurchase Notes or to pay the cash amounts due upon conversion or at maturity when required will constitute a default under the Indenture. A default under the Indenture or the fundamental change itself could also lead to a default under agreements governing our other indebtedness, which may result in that other indebtedness becoming immediately payable in full. We may not have sufficient funds to satisfy all amounts due under the other indebtedness and the Notes.
The issuance or sale of shares of our common stock, or rights to acquire shares of our common stock, could depress the trading price of our common stock and the Notes.
We may conduct future offerings of our common stock, preferred stock or other securities that are convertible into or exercisable for our common stock to finance our operations or fund acquisitions, or for other purposes. In addition, we have reserved a substantial number of shares of our common stock for issuance upon the exercise of stock options, upon the vesting of restricted stock and restricted stock units pursuant to our employee benefit plans, upon conversion of the Notes and upon the exercise and settlement or termination of the warrant transactions. We cannot predict the size of future issuances or the effect, if any, that they may have on the trading price of our common stock and the Notes.
If we issue additional shares of our common stock or rights to acquire shares of our common stock, if any of our existing stockholders sells a substantial amount of our common stock, or if the market perceives that such issuances or sales may occur, then the trading price of our common stock and the Notes may significantly decrease. In addition, our issuance of additional shares of common stock will dilute the ownership interests of our existing common stockholders.

Recent and future regulatory actions and other events may adversely affect the trading price and liquidity of the Notes and the liquidity of the market for our common stock.
Noteholders may seek to employ a convertible note arbitrage strategy with respect to the Notes. Under this strategy, investors typically short sell a certain number of shares of our common stock and adjust their short position over time while they continue to hold the Notes. Investors may also implement this type of strategy by entering into swaps on our common stock in lieu of, or in addition to, short selling shares of our common stock.
The SEC and other regulatory authorities have implemented various rules and taken certain actions, and may in the future adopt additional rules and take other actions, that may impact those engaging in short selling activity involving equity securities (including our common stock). These rules and actions include Rule 201 of SEC Regulation SHO, the adoption by the Financial Industry Regulatory Authority, Inc., and the national securities exchanges of a “limit up-limit down” program, the imposition of market-wide circuit breakers that halt trading of securities for certain periods following specific market declines, and the implementation of certain regulatory reforms required by the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010. Any governmental or regulatory action that restricts investors’ ability to effect short sales of our common stock or enter into equity swaps on our common stock could depress the trading price of, and the liquidity of the market for, the Notes.
In addition, the liquidity of the market for our common stock may decline, including as a result of our anticipated share repurchases, which could reduce the number of shares available for lending in connection with short sale transactions and the number of counterparties willing to enter into an equity swap on our common stock with a note investor. If investors and noteholders seeking to employ a convertible note arbitrage strategy are unable to borrow or enter into equity swaps on our common stock on commercially reasonable terms, then the trading price of, and the liquidity of the market for, the Notes may significantly decline.
Provisions in the Indenture could delay or prevent an otherwise beneficial takeover of us.
Certain provisions in the Indenture could make a third party attempt to acquire us more difficult or expensive. For example, if a takeover constitutes a fundamental change, then noteholders will have the right to require us to repurchase their Notes for cash. In addition, if a takeover constitutes a make-whole fundamental change, then we may be required to temporarily increase the conversion rate. As well, the Indenture prohibits us from engaging in certain mergers or acquisitions unless, among other things, the surviving entity assumes our obligations under the Notes. In such cases, and in other cases, our obligations under the Notes and the Indenture could increase the cost of acquiring us or otherwise discourage a third party from acquiring us or removing incumbent management, including in a transaction that noteholders or holders of our common stock may view as favorable.
The conditional conversion feature of the Notes, if triggered, may adversely affect our financial condition and results of operations.
In the event the conditional conversion feature of the Notes is triggered, noteholders will be entitled to convert the Notes at any time during specified periods at their option. If one or more noteholders elect to convert their Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock, we would be required to settle all or a portion of the conversion obligation through the payment of cash, which could adversely affect our liquidity. Even if noteholders do not elect to convert their Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Notes as a current liability, which would result in a material reduction of our net working capital.
The accounting method for the Notes could adversely affect our reported financial condition and results.
The accounting method for reflecting the Notes on our balance sheet, accruing interest expense for the Notes and reflecting the underlying shares of our common stock in our reported diluted earnings per share may adversely affect our reported earnings and financial condition.
Under applicable accounting principles, the initial liability carrying amount of the Notes is the fair value of a similar debt instrument that does not have a conversion feature, valued using our cost of capital for straight, unconvertible debt. We reflect the difference between the net proceeds from the Notes offering and the initial carrying amount as a debt discount for accounting purposes, which will be amortized into interest expense over the term of the Notes. As a result of this amortization, the interest expense that we expect to recognize for the Notes for accounting purposes will be greater than the cash interest payments we will pay on the Notes, which will result in lower reported income or higher reported loss. The lower reported income or higher reported loss resulting from this accounting treatment could depress the trading price of our common stock and the Notes.
In addition, because we intend to settle conversions by paying the conversion value in cash up to the principal amount being converted and any excess in shares, we expect to be eligible to use the treasury stock method to reflect the shares underlying the Notes in our diluted earnings per share. Under this method, if the conversion value of the notes exceeds their principal amount for a reporting period, then we will calculate our diluted earnings per share assuming that all the Notes were converted and that we issued shares of our common stock to settle the excess. However, if reflecting the Notes in diluted earnings per share in this manner is antidilutive, or if the conversion value of the Notes does not exceed their principal amount for a reporting period, then the shares underlying the Notes will not be reflected in our diluted earnings per share. However, if for any reason we are unable to use the treasury stock method in accounting for the shares issuable upon conversion of the Notes, then our diluted earnings per share may be adversely affected. For example, the Financial Accounting Standards Board has recently taken preliminary steps to potentially amend these accounting standards to eliminate the treasury stock method for convertible instruments and instead require application of the “if-converted” method. Under that method, if it is adopted, diluted earnings per share would generally be calculated assuming that all the Notes were converted solely into shares of common stock at the beginning of the reporting period, unless the result would be antidilutive. The application of the if-converted method may reduce our reported diluted earnings per share.
Furthermore, if any of the conditions to the convertibility of the Notes is satisfied, then we may be required under applicable accounting standards to reclassify the liability carrying value of the Notes as a current, rather than a long-term, liability. This reclassification could be required even if no noteholders convert their Notes and could materially reduce our reported working capital.
The Notes’ hedge and warrant transactions may affect the value of the Notes and our common stock.
In connection with the pricing of the Notes, we entered into convertible note hedge transactions with the hedge counterparties. The convertible note hedge transactions covered, subject to anti-dilution adjustments substantially similar to those applicable to the Notes, the number of shares of common stock that initially underlie the Notes, including those sold to the initial purchaser, and are expected generally to reduce the potential dilution upon conversion of the Notes and/or offset any cash payments we are required to make in excess of the principal amount of converted Notes, as the case may be. We also entered into warrant transactions with the hedge counterparties relating to the same number of shares of our common stock, subject to customary antidilution adjustments. However, the warrant transactions could separately have a dilutive effect on our common stock to the extent that the market price per share of our common stock exceeds the strike price of the warrants. In connection with establishing their initial hedges of the convertible note hedge and warrant transactions, the hedge counterparties or affiliates thereof entered into various derivative transactions with respect to our common stock concurrently with or shortly after the pricing of the Notes, and may unwind these derivative transactions and purchase shares of our common stock in open market transactions shortly following the pricing of the Notes. These activities could increase (or reduce the size of any decrease in) the market price of our common stock or the Notes at that time.
In addition, the hedge counterparties or affiliates thereof may modify their hedge positions by entering into or unwinding various derivatives with respect to our common stock and/or purchasing or selling our common stock or other securities of ours in secondary market transactions prior to the maturity of the Notes (and are likely to do so during any observation period related to a conversion of Notes). This activity could also cause or avoid an increase or a decrease in the market price of our common stock or the Notes.
We are subject to counterparty risk with respect to the Notes’ hedge transactions and ASR.
The hedge counterparties and ASR counterparty are financial institutions, and we are subject to the risk that they might default under the convertible note hedge transactions or ASR. Our exposure to the credit risk of the hedge counterparties and ASR counterparty is not secured by any collateral. Global economic conditions have from time to time resulted in the actual or perceived failure or financial difficulties of many financial institutions, including the bankruptcy filing by Lehman Brothers Holdings Inc. and its various affiliates. If any hedge counterparty or ASR counterparty becomes subject to insolvency proceedings, we will become an unsecured creditor in those proceedings with a claim equal to our exposure at that time under our transactions with such hedge counterparty or the ASR counterparty. Our exposure will depend on many factors, but, generally, the increase in our exposure will be correlated to the increase in the market price and in the volatility of our common stock. In addition, upon a default by a hedge counterparty or the ASR counterparty, we may suffer adverse tax consequences and more dilution than we currently anticipate with respect to our common stock. We can provide no assurances as to the financial stability or viability of the hedge counterparties or ASR counterparty.
Conversion of the Notes or exercise of the warrants evidenced by the warrant transactions may dilute the ownership interest of existing stockholders.
At our election, we may settle Notes tendered for conversion entirely or partly in shares of our common stock. Furthermore, the warrants evidenced by the warrant transactions are expected to be settled on a net-share basis. As a result, the conversion of some or all of the Notes or the exercise of some or all of such warrants may dilute the ownership interests of existing stockholders. Any sales in the public market of the common stock issuable upon such conversion of the Notes or such exercise of the warrants could adversely affect prevailing market prices of our common stock and, in turn, the price of the Notes. In addition, the existence of the Notes may encourage short selling by market participants because the conversion of the Notes could depress the price of our common stock.
Our repurchases of shares of our common stock, including pursuant to the ASR program, may affect the value of the Notes and our common stock.
After effectuating the convertible note hedge transactions, we used substantially all of the net proceeds of the Notes offering to repurchase shares of our common stock pursuant to our $500 million share repurchase program. Some of these transactions were affected by repurchases from purchasers of the Notes in privately negotiated transactions through the initial purchaser or its affiliate, as our agent, concurrently with the closing of the Notes offering, and we expect to continue to effect repurchases through the ASR and in open market or other transactions from time to time in the future. These activities and our other repurchases of shares of our common stock may cause or avoid an increase or a decrease in the market price of our common stock or the Notes and add volatility. There can be no assurance that repurchases will be made at the best possible price. Potential risks and uncertainties also include, but are not necessarily limited to, the amount and timing of future share repurchases and the origin of funds used for such repurchases. The existence of a share repurchase program could also cause the market price of our common stock to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity for our common stock. Depending on market conditions and other factors, these repurchases may be commenced or suspended from time to time. Any such suspension could cause the market price of our common stock to decline.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
Item (a). Recent Sales of Unregistered Securities.
On April 26, 2019, the Company issued $300 million principal amount of the Notes in a private offering. The Notes were sold to the initial purchaser in reliance on the exemption from the registration requirements provided by Section 4(a)(2) of the Securities Act for resale to qualified institutional buyers pursuant to Rule 144A of the Securities Act. The Notes are initially convertible into a maximum of 15,999,990 shares of common stock. The net proceeds from the offering of the Notes was $296.2 million, after deducting the initial purchasers’ commissions and the offering expenses.
In addition, on April 26, 2019, the Company sold warrants in reliance on the exemption from the registration requirements provided by Section 4(a)(2) of the Securities Act whereby the holders of the warrants have the option to purchase a shares of the Company’s common stock at a price of $46.88 per share. The Company received $28.1 million in cash proceeds from the sale of these warrants. The warrants are exercisable with respect to a maximum of 23,272,740 shares of common stock.
Additional information pertaining to the Notes, the shares of common stock issuable upon conversion of the Notes and the warrants is contained in “Part I, Item 1. Financial Statements – Note 10 – Convertible Senior Notes and Related Transactions” of this Form 10-Q and is incorporated herein by reference.
Item (b) is not applicable.
Item (c).  Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
February 3, 2019 to March 2, 2019
Repurchase program[1]	—	—	—	$374,636,677
Employee transactions[2]	30,304	$20.49	—
March 3, 2019 to April 6, 2019
Repurchase program[1]	1,000,000	$18.89	1,000,000	$355,744,303
Employee transactions[2]	19,920	$19.66	—
April 7, 2019 to May 4, 2019
Repurchase program[1,3]	9,264,052	$19.71	9,264,052	$105,072,568
Employee transactions[2]	790	$20.14	—
Total
Repurchase program[1,3]	10,264,052	$19.63	10,264,052
Employee transactions[2]	51,014	$20.16	—
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

[3]
On April 26, 2019, pursuant to existing stock repurchase authorizations, the Company entered into an accelerated share repurchase (“ASR”) agreement with JPMorgan Chase Bank, National Association to repurchase an aggregate of $170 million of the Company’s common stock. Upon the terms of the ASR, the Company received an initial delivery of 5.2 million shares. The total number of shares to be repurchased will be based on the average of the Company’s daily volume-weighted average stock price, less a discount, during the term of the ASR program, which is expected to be completed by the end of the third quarter of calendar 2019. The number of shares purchased and average purchase price paid per share does not include the $68 million equity forward contract expected to be settled by the end of the third quarter of calendar 2019, but this amount has reduced the maximum dollar value of shares that may yet be purchased under the program. Refer to “Part I, Item 1. Financial Statements – Note 4 – Stockholders’ Equity – Share Repurchase Program” for further information.

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
4.2.
Indenture, dated as of April 26, 2019, between the Registrant and U.S. Bank National Association, as trustee (including form of 2.00% Convertible Senior Notes due 2024) (incorporated by reference from the Registrant’s Current Report on Form 8-K filed April 29, 2019).

10.1.	Form of Call Option Confirmation between the Registrant and each Option Counterparty (incorporated by reference from the Registrant’s Current Report on Form 8-K filed April 29, 2019).
10.2.	Form of Warrant Confirmation between the Registrant and each Option Counterparty (incorporated by reference from the Registrant’s Current Report on Form 8-K filed April 29, 2019).
10.3.	Accelerated Share Repurchase Agreement, dated April 26, 2019 (incorporated by reference from the Registrant’s Current Report on Form 8-K filed April 29, 2019).
10.4.
Amendment Number Two to Loan, Guaranty and Security Agreement, dated as of April 22, 2019, by and among the Registrant, Guess? Retail, Inc., Guess.com, Inc., Guess? Canada Corporation, Bank of America, N.A., as agent for the lenders, and each of the lenders party thereto (incorporated by reference from the Registrant’s Current Report on Form 8-K filed April 22, 2019).

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

Guess?, Inc.

Date:	June 11, 2019	By:	/s/ CARLOS ALBERINI
Carlos Alberini
Chief Executive Officer

Date:	June 11, 2019	By:	/s/ SANDEEP REDDY
Sandeep Reddy
Chief Financial Officer
(Principal Financial Officer)