Form 10-Q
period 2019-08-03
GUESS INC
filed 2019-09-05
CIK 912463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended August 3, 2019
OR
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
90021
(Address of principal executive offices and zip code)
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

☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
As of September 4, 2019, the registrant had 65,612,359 shares of Common Stock, $.01 par value per share, outstanding.

GUESS?, INC.
FORM 10-Q

i

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements.
GUESS?, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands, except share data)

	Aug 3, 2019	Feb 2, 2019
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$131,060	$210,460
Accounts receivable, net	292,985	321,995
Inventories	484,236	468,897
Other current assets	59,226	87,343
Total current assets	967,507	1,088,695
Property and equipment, net	302,906	315,558
Goodwill	36,279	37,072
Other intangible assets, net	5,750	6,934
Deferred tax assets	57,374	57,224
Restricted cash	519	535
Operating lease right-of-use assets	900,062	—
Other assets	131,807	143,187
	$2,402,204	$1,649,205
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of borrowings and finance lease obligations	$32,554	$4,315
Accounts payable	246,492	286,657
Accrued expenses and other current liabilities	180,394	252,392
Current portion of operating lease liabilities	213,912	—
Total current liabilities	673,352	543,364
Convertible senior notes, net	242,055	—
Long-term debt and finance lease obligations, net	35,512	35,012
Deferred rent and lease incentives	—	84,893
Long-term operating lease liabilities	747,791	—
Other long-term liabilities	125,915	127,438
	1,824,625	790,707
Redeemable noncontrolling interests	4,784	4,853

Commitments and contingencies (Note 13)

Stockholders’ equity:
Preferred stock, $.01 par value. Authorized 10,000,000 shares; no shares issued and outstanding	—	—
Common stock, $.01 par value. Authorized 150,000,000 shares; issued 143,000,001 and 142,707,300 shares, outstanding 71,007,232 and 81,379,660 shares, as of August 3, 2019 and February 2, 2019, respectively	710	814
Paid-in capital	484,986	523,331
Retained earnings	1,053,604	1,077,747
Accumulated other comprehensive loss	(137,202)	(126,179)
Treasury stock, 71,992,769 and 61,327,640 shares as of August 3, 2019 and February 2, 2019, respectively	(847,226)	(638,486)
Guess?, Inc. stockholders’ equity	554,872	837,227
Nonredeemable noncontrolling interests	17,923	16,418
Total stockholders’ equity	572,795	853,645
	$2,402,204	$1,649,205

See accompanying notes to condensed consolidated financial statements.

GUESS?, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF INCOME (in thousands, except per share data) (unaudited)

	Three Months Ended		Six Months Ended
	Aug 3, 2019	Aug 4, 2018	Aug 3, 2019	Aug 4, 2018
Product sales	$664,678	$626,162	$1,182,551	$1,127,667
Net royalties	18,542	19,709	37,360	39,493
Net revenue	683,220	645,871	1,219,911	1,167,160
Cost of product sales	417,554	406,440	772,296	753,791
Gross profit	265,666	239,431	447,615	413,369
Selling, general and administrative expenses	218,175	204,569	422,820	402,788
Asset impairment charges	1,504	2,981	3,279	3,740
Net gains on lease terminations	—	—	—	(152)
Earnings from operations	45,987	31,881	21,516	6,993
Other income (expense):
Interest expense	(4,951)	(863)	(6,210)	(1,602)
Interest income	313	1,132	674	2,109
Other income (expense), net	(6,355)	1,360	(4,284)	(1,254)
	(10,993)	1,629	(9,820)	(747)

Earnings before income tax expense	34,994	33,510	11,696	6,246
Income tax expense	8,818	7,776	6,101	1,499
Net earnings	26,176	25,734	5,595	4,747
Net earnings attributable to noncontrolling interests	854	204	1,647	438
Net earnings attributable to Guess?, Inc.	$25,322	$25,530	$3,948	$4,309

Net earnings per common share attributable to common stockholders (Note 3):
Basic	$0.36	$0.32	$0.05	$0.05
Diluted	$0.35	$0.31	$0.05	$0.05

Weighted average common shares outstanding attributable to common stockholders (Note 3):
Basic	70,508	80,110	75,216	80,006
Diluted	71,356	81,550	76,155	81,248

See accompanying notes to condensed consolidated financial statements.

GUESS?, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (in thousands) (unaudited)

	Three Months Ended		Six Months Ended
	Aug 3, 2019	Aug 4, 2018	Aug 3, 2019	Aug 4, 2018
Net earnings	$26,176	$25,734	$5,595	$4,747
Other comprehensive income (loss) (“OCI”):
Foreign currency translation adjustment
Losses arising during the period	(5,293)	(22,953)	(17,360)	(47,525)
Derivative financial instruments designated as cash flow hedges
Gains arising during the period	2,286	4,675	6,722	12,167
Less income tax effect	(308)	(564)	(880)	(1,588)
Reclassification to net earnings for (gains) losses realized	(1,801)	2,311	(2,077)	4,190
Less income tax effect	229	(279)	324	(542)
Defined benefit plans
Foreign currency and other adjustments	(167)	(40)	(60)	303
Less income tax effect	16	6	5	(26)
Net actuarial loss amortization	111	151	222	303
Prior service credit amortization	(9)	(7)	(19)	(14)
Less income tax effect	(12)	(19)	(23)	(39)
Total comprehensive income (loss)	21,228	9,015	(7,551)	(28,024)
Less comprehensive income (loss) attributable to noncontrolling interests:
Net earnings	854	204	1,647	438
Foreign currency translation adjustment	(452)	511	(142)	187
Amounts attributable to noncontrolling interests	402	715	1,505	625
Comprehensive income (loss) attributable to Guess?, Inc.	$20,826	$8,300	$(9,056)	$(28,649)

See accompanying notes to condensed consolidated financial statements.

GUESS?, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) (unaudited)

	Six Months Ended
	Aug 3, 2019	Aug 4, 2018
Cash flows from operating activities:
Net earnings	$5,595	$4,747
Adjustments to reconcile net earnings to net cash used in operating activities:
Depreciation and amortization of property and equipment	35,665	31,195
Amortization of other long-term and intangible assets	1,560	1,850
Amortization of debt discount	2,662	—
Amortization of debt issuance costs	276	—
Share-based compensation expense	9,454	7,989
Unrealized forward contract gains	(34)	(2,365)
Net loss on disposition of property and equipment and long-term assets	3,753	4,125
Other items, net	5,606	10,467
Changes in operating assets and liabilities:
Accounts receivable	24,492	(967)
Inventories	(22,926)	(71,044)
Prepaid expenses and other assets	(1,596)	(20,971)
Operating lease assets and liabilities, net	1,340	—
Accounts payable and accrued expenses	(87,423)	6,210
Other long-term liabilities	(1,381)	7,112
Net cash used in operating activities	(22,957)	(21,652)
Cash flows from investing activities:
Purchases of property and equipment	(34,551)	(46,006)
Changes in other assets	521	—
Acquisition of businesses, net of cash acquired	—	(6,321)
Net cash settlement of forward contracts	162	685
Purchases of investments	—	(1,581)
Net cash used in investing activities	(33,868)	(53,223)
Cash flows from financing activities:
Proceeds from short-term borrowings	90,136	—
Repayments of short-term borrowings	(61,724)	—
Proceeds from issuance of convertible senior notes	300,000	—
Proceeds from issuance of warrants	28,080	—
Purchase of convertible note hedges	(60,990)	—
Convertible debt issuance costs	(5,068)	—
Purchase of equity forward contracts	(68,000)	—
Repayment of finance lease obligations and borrowings	(1,561)	(1,181)
Dividends paid	(26,901)	(36,625)
Issuance of common stock, net of tax withholdings on vesting of stock awards	43	4,634
Purchase of treasury stock	(212,564)	(23,620)
Net cash used in financing activities	(18,549)	(56,792)
Effect of exchange rates on cash, cash equivalents and restricted cash	(4,042)	(16,581)
Net change in cash, cash equivalents and restricted cash	(79,416)	(148,248)
Cash, cash equivalents and restricted cash at the beginning of the year	210,995	367,682
Cash, cash equivalents and restricted cash at the end of the period	$131,579	$219,434

Supplemental cash flow data:
Interest paid	$1,535	$683
Income taxes paid, net of refunds	$4,201	$21,436

Non-cash investing and financing activity:
Assets acquired under finance lease obligations	$3,055	$1,164
Noncontrolling interest capital distributions	$—	$3,069
Sale of retail locations	$5,088	$—

See accompanying notes to condensed consolidated financial statements.

GUESS?, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)

	For the three and six months ended August 3, 2019
	Guess?, Inc. Stockholders’ Equity
	Common Stock					Treasury Stock
	Shares	Amount	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Shares	Amount	Nonredeemable Noncontrolling Interests	Total
Balance at February 2, 2019	81,379,660	$814	$523,331	$1,077,747	$(126,179)	61,327,640	$(638,486)	$16,418	$853,645
Cumulative adjustment from adoption of new accounting guidance	—	—	—	(1,684)	1,981	—	—	—	297
Net earnings (loss)	—	—	—	(21,374)	—	—	—	793	(20,581)
Other comprehensive income (loss), net of income tax of ($499)	—	—	—	—	(8,508)	—	—	310	(8,198)
Issuance of common stock under stock compensation plans including tax effect	545,881	5	(3,042)	—	—	(211,221)	2,225	—	(812)
Issuance of stock under Employee Stock Purchase Plan	11,377	1	69	—	—	(11,377)	120	—	190
Share-based compensation	—	—	4,440	28	—	—	—	—	4,468
Dividends	—	—	—	(18,331)	—	—	—	—	(18,331)
Share repurchases	(10,264,052)	(103)	103	—	—	10,264,052	(201,564)	—	(201,564)
Equity component value of convertible note issuance, net	—	—	42,324	—	—	—	—	—	42,324
Sale of common stock warrant	—	—	28,080	—	—	—	—	—	28,080
Purchase of convertible note hedge	—	—	(46,440)	—	—	—	—	—	(46,440)
Equity forward contract issuance	—	—	(68,000)	—	—	—	—	—	(68,000)
Balance at May 4, 2019	71,672,866	$717	$480,865	$1,036,386	$(132,706)	71,369,094	$(837,705)	$17,521	$565,078
Net earnings (loss)	—	—	—	25,322	—	—	—	854	26,176
Other comprehensive loss, net of income tax of ($75)	—	—	—	—	(4,496)	—	—	(452)	(4,948)
Issuance of common stock under stock compensation plans including tax effect	64,080	—	(852)	—	—	(106,039)	1,249	—	397
Issuance of stock under Employee Stock Purchase Plan	19,538	—	38	—	—	(19,538)	230	—	268
Share-based compensation	—	—	4,928	58	—	—	—	—	4,986
Dividends	—	—	—	(8,162)	—	—	—	—	(8,162)
Share repurchases	(749,252)	(7)	7	—	—	749,252	(11,000)	—	(11,000)
Balance at August 3, 2019	71,007,232	$710	$484,986	$1,053,604	$(137,202)	71,992,769	$(847,226)	$17,923	$572,795

GUESS?, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)

	For the three and six months ended August 4, 2018
	Guess?, Inc. Stockholders’ Equity
	Common Stock					Treasury Stock
	Shares	Amount	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Shares	Amount	Nonredeemable Noncontrolling Interests	Total
Balance at February 3, 2018	81,371,118	$813	$498,249	$1,132,173	$(93,062)	60,252,569	$(621,354)	$16,656	$933,475
Cumulative adjustment from adoption of new accounting guidance	—	—	—	5,829	—	—	—	—	5,829
Net earnings (loss)	—	—	—	(21,221)	—	—	—	234	(20,987)
Other comprehensive loss, net of income tax of ($1,339)	—	—	—	—	(15,728)	—	—	(324)	(16,052)
Issuance of common stock under stock compensation plans including tax effect	689,341	8	3,882	—	—	—	—	—	3,890
Issuance of stock under Employee Stock Purchase Plan	15,313	—	71	—	—	(15,313)	159	—	230
Share-based compensation	—	—	3,949	9	—	—	—	—	3,958
Dividends	—	—	—	(18,499)	—	—	—	—	(18,499)
Share repurchases	(1,118,808)	(11)	11	—	—	1,118,808	(17,587)	—	(17,587)
Balance at May 5, 2018	80,956,964	$810	$506,162	$1,098,291	$(108,790)	61,356,064	$(638,782)	$16,566	$874,257
Net earnings	—	—	—	25,530	—	—	—	204	25,734
Other comprehensive income (loss), net of income tax of ($856)	—	—	—	—	(17,230)	—	—	511	(16,719)
Issuance of common stock under stock compensation plans including tax effect	60,008	—	279	—	—	—	—	—	279
Issuance of stock under Employee Stock Purchase Plan	13,230	—	97	—	—	(13,230)	138	—	235
Share-based compensation	—	—	4,012	19	—	—	—	—	4,031
Dividends	—	—	—	(18,667)	—	—	—	—	(18,667)
Noncontrolling interest capital distribution	—	—	—	—	—	—		(3,069)	(3,069)
Balance at August 4, 2018	81,030,202	$810	$510,550	$1,105,173	$(126,020)	61,342,834	$(638,644)	$14,212	$866,081

See accompanying notes to condensed consolidated financial statements.

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
August 3, 2019
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
Basis of Presentation
In the opinion of management, the accompanying unaudited condensed consolidated financial statements of the Company contain all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the condensed consolidated balance sheets as of August 3, 2019 and February 2, 2019, the condensed consolidated statements of income, comprehensive income (loss) and stockholders’ equity for the three and six months ended August 3, 2019 and August 4, 2018 and the condensed consolidated statements of cash flows for the six months ended August 3, 2019 and August 4, 2018. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) for interim financial information and the instructions to Rule 10-01 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). Accordingly, they have been condensed and do not include all of the information and footnotes required by GAAP for complete financial statements. The results of operations for the three and six months ended August 3, 2019 are not necessarily indicative of the results of operations to be expected for the full fiscal year. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended February 2, 2019.
The three and six months ended August 3, 2019 had the same number of days as the three and six months ended August 4, 2018. All references herein to “fiscal 2020,” “fiscal 2019” and “fiscal 2018” represent the results of the 52-week fiscal year ending February 1, 2020, the 52-week fiscal year ended February 2, 2019 and the 53-week fiscal year ended February 3, 2018, respectively.
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
The Company also recognizes royalty revenue from its trademark license agreements. The Company’s trademark license agreements represent symbolic licenses that are dependent on the Company’s continued support over the term of the license agreement. The amount of revenue that is recognized from the licensing arrangements is based on sales-based royalty and advertising fund contributions as well as specific fixed payments, where applicable. The Company’s trademark license agreements customarily provide for a multi-year initial term ranging from three to ten years, and may contain options to renew prior to expiration for an additional multi-year period. The unrecognized portion of upfront payments is included in deferred royalties in accrued expenses and other long-term liabilities depending on the short or long-term nature of the payments to be recognized. As of August 3, 2019, the Company had $6.7 million and $12.6 million of deferred royalties related to these upfront payments included in accrued expenses and other long-term liabilities, respectively. This compares to $6.4 million and $15.5 million of deferred royalties related to these upfront payments included in accrued expenses and other long-term liabilities, respectively, at February 2, 2019. During the three and six months ended August 3, 2019, the Company recognized $3.1 million and $6.1 million in net royalties related to the amortization of the deferred royalties, respectively. During the three and six months ended August 4, 2018, the Company recognized $3.6 million and $6.9 million in net royalties related to the amortization of the deferred royalties, respectively.
Refer to Note 8 for further information on disaggregation of revenue by segment and country.
Other Assets
During fiscal 2019, the Company invested $8.3 million in a privately-held apparel company and holds a 30% minority interest. The Company’s ownership in this company is accounted for under the equity method of accounting. The Company recognized its proportionate share of net losses of $2.9 million in other income (expense) in its condensed consolidated statements of income during the three and six months ended August 3, 2019.
Sale of Australian Stores
During the second quarter of fiscal 2020, the Company entered into a definitive agreement to sell its Australian retail locations to the Company’s wholesale distributor in the region for approximately AUD$7.3 million (US$5.1 million), subject to certain adjustments, and recognized a loss on the sale of approximately AUD$1.1 million (US$0.8 million). As per the terms of the agreement, the wholesale distributor entered into a promissory note with the Company to make periodic payments on the sale through August 2021. As of August 3, 2019, the Company included AUD$2.0 million (US$1.4 million) and AUD$5.3 million (US$3.7 million) in accounts receivable, net and other assets, respectively, in its condensed consolidated balance sheet based on the timing of the payments.
New Accounting Guidance
Changes in Accounting Policies
In February 2016, the FASB issued a comprehensive new lease standard which superseded previous lease guidance. The standard requires a lessee to recognize an asset related to the right to use the underlying asset and a liability that approximates the present value of the lease payments over the term of contracts that qualify as leases under the new guidance. The standard also requires expanded disclosures surrounding leases. The Company adopted this guidance as of February 3, 2019 using the modified retrospective approach and recorded a cumulative adjustment to increase retained earnings by approximately $0.3 million, net taxes, with no restatement of prior periods. In addition, the Company elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allows the Company to carry forward historical lease classification. As of the adoption date, the Company recorded operating lease right-of-use (“ROU”) assets and operating lease liabilities of approximately $1.0 billion. The standard did not materially impact the Company’s condensed consolidated statements of income or cash flows. Refer to Note 2 for the Company’s expanded disclosures on leases.
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
Leases with an initial contractual term in excess of 12 months are accounted for as either an operating or finance lease based on certain criteria. Under this new guidance, leases the Company previously referred to as “capital leases” are now referred to as “finance leases.” In connection with the adoption of the new lease standard, the Company elected to apply the group of practical expedients which allows the Company to carry forward its identification of existing contracts that are or contain leases, its historical lease classification and its initial direct costs for existing leases. The Company has also elected to recognize leases with an initial term of 12 months or less on a straight-line basis without recognizing a ROU asset or operating lease liability.
The Company’s lease agreements primarily provide for lease payments based on a minimum annual rental amount, a percentage of annual sales volume, periodic adjustments related to inflation or a combination of such lease payments. Certain retail store leases provide for rents based upon the minimum annual rental amount and a percentage of annual sales volume, generally ranging from 3% to 23%, when specific sales volumes are exceeded. The Company’s retail concession leases also provide for rents primarily based upon a percentage of annual sales volume which average approximately 35% of annual sales volume. Some of these leases require the Company to make periodic payments for insurance, property taxes, sales promotion and common area maintenance charges. The Company has elected the practical expedient to not separate non-lease components from lease components in the measurement of liabilities for its directly operated real estate leases. Lease liabilities are recognized at the present value of the fixed lease payments, reduced by landlord incentives using a discount rate based on similarly secured borrowings available to the Company. Lease ROU assets are recognized based on the initial present value of the fixed lease payments, reduced by landlord incentives, plus any direct costs from executing the leases. Variable lease payments are expensed as incurred and do not factor into the measurement of the applicable lease liability or lease ROU asset. Lease ROU assets are amortized over the life of the lease and tested for impairment in the same manner as long-lived assets used in operations. Leasehold improvements are capitalized at cost and amortized over the lesser of their expected useful life or the lease term.
The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants. In addition to the amounts as disclosed below, the Company has estimated additional operating lease commitments of approximately $9.6 million for leases where the Company has not yet taken possession of the underlying asset as of August 3, 2019. As such, the related operating lease ROU assets and operating lease liabilities have not been recognized in the Company’s condensed consolidated balance sheet as of August 3, 2019.

As of August 3, 2019, the components of leases and lease costs are as follows (in thousands):

	Balance Sheet Location	Aug 3, 2019
Assets
Operating	Operating lease right-of-use assets	$900,062
Finance	Property and equipment, net	17,402
Total lease assets		$917,464

Liabilities
Current:
Operating	Current portion of operating lease liabilities	$213,912
Finance	Current portion of borrowings and finance lease obligations	2,465
Noncurrent:
Operating	Long-term operating lease liabilities	747,791
Finance	Long-term debt and finance lease obligations, net	15,618
Total lease liabilities		$979,786

	Income Statement Location	Three Months Ended Aug 3, 2019	Six Months Ended Aug 3, 2019
Operating lease costs[1]	Cost of product sales	$58,749	$117,565
Operating lease costs[1]	Selling, general and administrative expenses	5,720	10,984
Finance lease costs
Amortization of leased assets[2]	Cost of product sales	44	87
Amortization of leased assets[2]	Selling, general and administrative expenses	637	1,180
Interest on lease liabilities	Interest expense	286	573
Variable lease costs[1]	Cost of product sales	25,083	49,908
Variable lease costs[1]	Selling, general and administrative expenses	628	1,455
Short-term lease costs[1]	Selling, general and administrative expenses	183	395
Total lease costs		$91,330	$182,147
______________________________________________________________________
Notes:

[1]
Rental expense for all property and equipment operating leases during the three and six months ended August 4, 2018 aggregated $70.6 million and $142.8 million, respectively, including percentage rent of $15.5 million and $31.9 million, respectively. During the three and six months ended August 4, 2018, the Company also recognized insurance, taxes, sales promotion and common area maintenance charges totaling $16.4 million and $31.3 million, respectively, related to its operating leases.

[2]	Amortization of leased assets related to finance leases are included in depreciation expense in the Company’s condensed consolidated statements of income.

Maturities of the Company’s operating and finance lease liabilities as of August 3, 2019 are as follows (in thousands):

Maturity of Lease Liabilities	Operating Leases	Finance Leases	Total
2020[1]	$131,202	$1,825	$133,027
2021	201,770	3,342	205,112
2022	189,492	3,646	193,138
2023	158,132	3,255	161,387
2024	132,342	3,092	135,434
After 2024	255,194	7,577	262,771
Total lease payments	1,068,132	22,737	1,090,869
Less: Interest	106,429	4,654	111,083
Present value of lease liabilities	$961,703	$18,083	$979,786
______________________________________________________________________
Notes:

[1]	Represents the maturity of lease liabilities for the remainder of fiscal 2020 and does not include payments made during the six months ended August 3, 2019.

Other supplemental information as of August 3, 2019 is as follows (dollars in thousands):

Lease Term and Discount Rate	Aug 3, 2019
Weighted-average remaining lease term (years)
Operating leases	6.0 years
Finance leases	6.8 years
Weighted-average discount rate
Operating leases	3.6%
Finance leases	7.1%

Supplemental Cash Flow Information	Six Months Ended Aug 3, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$124,687
New operating ROU assets obtained in exchange for lease liabilities	$99,951

(3)	Earnings per Share
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
In periods when there is a net loss, the potentially dilutive impact of common equivalent shares outstanding is not included in the computation of diluted net loss per share as the impact of the shares would be antidilutive. Nonvested restricted stock awards (referred to as participating securities) are excluded from the dilutive impact of common equivalent shares outstanding in accordance with authoritative guidance under the two-class method since the nonvested restricted stockholders are entitled to participate in dividends declared on common stock as if the shares were fully vested and hence are deemed to be participating securities. Under the two-class method, distributed and undistributed earnings attributable to nonvested restricted stockholders are excluded from net earnings (loss) attributable to common stockholders for purposes of calculating basic and diluted earnings (loss) per common share. However, net losses are not allocated to nonvested restricted stockholders because they are not contractually obligated to share in the losses of the Company.
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
The computation of basic and diluted net earnings per common share attributable to common stockholders is as follows (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	Aug 3, 2019	Aug 4, 2018	Aug 3, 2019	Aug 4, 2018
Net earnings attributable to Guess?, Inc.	$25,322	$25,530	$3,948	$4,309
Less net earnings attributable to nonvested restricted stockholders	233	268	235	390
Net earnings attributable to common stockholders	$25,089	$25,262	$3,713	$3,919

Weighted average common shares used in basic computations	70,508	80,110	75,216	80,006
Effect of dilutive securities:
Stock options and restricted stock units	848	1,440	939	1,242
Weighted average common shares used in diluted computations	71,356	81,550	76,155	81,248

Net earnings per common share attributable to common stockholders:
Basic	$0.36	$0.32	$0.05	$0.05
Diluted	$0.35	$0.31	$0.05	$0.05

For the three months ended August 3, 2019 and August 4, 2018, equity awards granted for 3,258,910 and 1,385,422, respectively, of the Company’s common shares and for the six months ended August 3, 2019 and August 4, 2018, equity awards granted for 2,899,760 and 2,116,751, respectively, of the Company’s common shares were outstanding but were excluded from the computation of diluted weighted average common shares and common equivalent shares outstanding because the assumed proceeds, as calculated under the treasury stock method, resulted in these awards being antidilutive. For the three and six months ended August 3, 2019, the Company also excluded 1,228,017 nonvested stock units which are subject to the achievement of performance-based vesting conditions from the computation of diluted weighted average common shares and common equivalent shares outstanding because these conditions were not achieved as of August 3, 2019. For the three and six months ended August 4, 2018, the Company excluded 1,361,550 nonvested stock units which were subject to the achievement of performance-based vesting conditions from the computation of diluted weighted average common shares and common equivalent shares outstanding because these conditions were not achieved as of August 4, 2018.
The conversion spread on the Company’s convertible senior notes will have a dilutive impact on diluted earnings per share when the average market price of the Company’s common stock for a given period exceeds the conversion price of $25.78 per share of common stock. For the three and six months ended August 3, 2019, the convertible senior notes have been excluded from the computation of diluted earnings per share as the effect would be antidilutive since the conversion price of the convertible senior notes exceeded the average market price of the Company’s common stock. Warrants to purchase 11.6 million shares of the Company’s common shares at $46.88 per share were outstanding as of August 3, 2019 but were excluded from the computation of diluted earnings per share since the warrants’ strike price was greater than the average market price of the Company’s common stock during the period. There was no dilutive impact from the Company’s equity forward contact related to its accelerated share repurchase program as of August 3, 2019. See Note 10 and Note 4 for more information regarding the Company’s convertible senior notes and its accelerated share repurchase agreement.

(4)	Stockholders’ Equity
Share Repurchase Program
On June 26, 2012, the Company’s Board of Directors authorized a program to repurchase, from time-to-time and as market and business conditions warrant, up to $500 million of the Company’s common stock. Repurchases under the program may be made on the open market or in privately negotiated transactions, pursuant to Rule 10b5-1 trading plans or other available means. There is no minimum or maximum number of shares to be repurchased under the program, which may be discontinued at any time, without prior notice. During the six months ended August 3, 2019, the Company repurchased 11,013,304 shares under the program at an aggregate cost of $212.5 million, which is inclusive of the shares repurchased under the accelerated share repurchase agreement (the “ASR Contract”) as described below. The Company repurchased 10,264,052 shares at an aggregate cost of $201.5 million during the three months ended May 4, 2019 and an additional 749,252 shares at an aggregate cost of $11.0 million during the three months ended August 3, 2019. During the six months ended August 4, 2018, the Company repurchased 1,118,808 shares under the program at an aggregate cost of $17.6 million. The shares were repurchased during the three months ended May 5, 2018. The Company also paid an additional $6.0 million for shares that were repurchased during the fourth quarter of fiscal 2018 but were settled during the first quarter of fiscal 2019. As of August 3, 2019, the Company had remaining authority under the program to purchase $94.1 million of its common stock.
On April 26, 2019, pursuant to existing stock repurchase authorizations, the Company entered into an ASR Contract with JPMorgan Chase Bank, National Association (in such capacity, the “ASR Counterparty”), to repurchase an aggregate of $170 million of the Company’s common stock. Under the ASR Contract, the Company made an initial payment of $170 million to the ASR Counterparty and received an initial delivery of approximately 5.2 million shares of common stock, which represented approximately $102 million (or 60%) of the ASR Contract. The remaining balance of $68 million was classified as an equity forward contract and recorded in paid-in capital within shareholders’ equity as of August 3, 2019.
On September 4, 2019 (subsequent to the second quarter of fiscal 2020), the Company received a final delivery of 5.4 million shares under its ASR Contract entered into in April 2019, which amount was determined based on the daily volume-weighted average price since the effective date of the ASR Contract, less the applicable contractual discount. When combined with the 5.2 million upfront shares received at the inception of the ASR in April 2019, the Company repurchased approximately 10.6 million of its shares under the ASR at an average repurchase price of $16.09 per share. All shares were repurchased in accordance with the Company’s publicly announced ASR program, which is now complete. The shares delivered under the ASR Contract reduced the Company’s outstanding shares, and going forward that will have the effect of reducing its weighted average number of common shares outstanding for purposes of calculating basic and diluted earnings per share.

Dividends
The following table sets forth the cash dividend declared per share for the three and six months ended August 3, 2019 and August 4, 2018:

	Three Months Ended		Six Months Ended
	Aug 3, 2019	Aug 4, 2018	Aug 3, 2019	Aug 4, 2018
Cash dividend declared per share	$0.1125	$0.2250	$0.3375	$0.4500

During the first quarter of fiscal 2020, the Company announced that its Board of Directors reduced the future quarterly cash dividends that may be paid to holders of the Company’s common stock, when, as and if any such dividend is declared by the Company’s Board of Directors, from $0.225 per share to $0.1125 per share to redeploy capital and return incremental value to shareholders through share repurchases. Decisions on whether, when and in what amounts to continue making any future dividend distributions will remain at all times entirely at the discretion of the Company’s Board of Directors, which reserves the right to change or terminate the Company’s dividend practices at any time and for any reason without prior notice. The payment of cash dividends in the future will be based upon a number of business, legal and other considerations, including our cash flow from operations, capital expenditures, debt service and covenant requirements, cash paid for income taxes, earnings, share repurchases, economic conditions and U.S. and global liquidity.

Accumulated Other Comprehensive Income (Loss)
The changes in accumulated other comprehensive income (loss), net of related income taxes, for the three and six months ended August 3, 2019 and August 4, 2018 are as follows (in thousands):

	Three Months Ended Aug 3, 2019
	Foreign Currency Translation Adjustment	Derivative Financial Instruments Designated as Cash Flow Hedges	Defined Benefit Plans	Total
Balance at May 4, 2019	$(131,923)	$8,663	$(9,446)	$(132,706)
Gains (losses) arising during the period	(4,841)	1,978	(151)	(3,014)
Reclassification to net earnings for (gains) losses realized	—	(1,572)	90	(1,482)
Net other comprehensive income (loss)	(4,841)	406	(61)	(4,496)
Balance at August 3, 2019	$(136,764)	$9,069	$(9,507)	$(137,202)

	Six Months Ended Aug 3, 2019
	Foreign Currency Translation Adjustment	Derivative Financial Instruments Designated as Cash Flow Hedges	Defined Benefit Plans	Total
Balance at February 2, 2019	$(119,546)	$2,999	$(9,632)	$(126,179)
Cumulative adjustment reclassified from retained earnings due to adoption of new accounting guidance[1]	—	1,981	—	1,981
Gains (losses) arising during the period	(17,218)	5,842	(55)	(11,431)
Reclassification to net earnings for (gains) losses realized	—	(1,753)	180	(1,573)
Net other comprehensive income (loss)	(17,218)	4,089	125	(13,004)
Balance at August 3, 2019	$(136,764)	$9,069	$(9,507)	$(137,202)
______________________________________________________________________
Notes:

[1]
During the first quarter of fiscal 2020, the Company adopted new authoritative guidance which eliminated the requirement to separately measure and report ineffectiveness for instruments that qualify for hedge accounting and generally requires that the entire change in the fair value of such instruments ultimately be presented in the same line as the respective hedge item. As a result, there is no interest component recognized for the ineffective portion of instruments that qualify for hedge accounting, but rather all changes in the fair value of such instruments are included in other comprehensive income (loss) during the three and six months ended August 3, 2019. Upon adoption of this guidance, the Company reclassified approximately $2.0 million in gains from retained earnings to accumulated other comprehensive loss related to the previously recorded interest component on outstanding instruments that qualified for hedge accounting.

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

Details on reclassifications out of accumulated other comprehensive income (loss) to net earnings during the three and six months ended August 3, 2019 and August 4, 2018 are as follows (in thousands):

	Three Months Ended		Six Months Ended		Location of (Gain) Loss Reclassified from Accumulated OCI into Earnings
	Aug 3, 2019	Aug 4, 2018	Aug 3, 2019	Aug 4, 2018
Derivative financial instruments designated as cash flow hedges:
Foreign exchange currency contracts	$(1,757)	$2,342	$(1,987)	$4,028	Cost of product sales
Foreign exchange currency contracts	—	—	—	201	Other income (expense)
Interest rate swap	(44)	(31)	(90)	(39)	Interest expense
Less income tax effect	229	(279)	324	(542)	Income tax expense
	(1,572)	2,032	(1,753)	3,648
Defined benefit plans:
Net actuarial loss amortization	111	151	222	303	Other income (expense)
Prior service credit amortization	(9)	(7)	(19)	(14)	Other income (expense)
Less income tax effect	(12)	(19)	(23)	(39)	Income tax expense
	90	125	180	250
Total reclassifications during the period	$(1,482)	$2,157	$(1,573)	$3,898

(5)	Accounts Receivable
Accounts receivable is summarized as follows (in thousands):

	Aug 3, 2019	Feb 2, 2019
Trade	$284,543	$314,651
Royalty	6,399	5,992
Other	10,968	9,892
	301,910	330,535
Less allowances	8,925	8,540
	$292,985	$321,995

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

(6)	Inventories
Inventories consist of the following (in thousands):

	Aug 3, 2019	Feb 2, 2019
Raw materials	$2,669	$881
Work in progress	69	162
Finished goods	481,498	467,854
	$484,236	$468,897

The above balances include an allowance to write down inventories to the lower of cost or net realizable value of $27.1 million and $30.9 million as of August 3, 2019 and February 2, 2019, respectively.

(7)	Income Taxes
Income tax expense for the interim periods was computed using the tax rate estimated to be applicable for the full fiscal year, adjusted for discrete items. The Company’s effective income tax rate was 52.2% for the six months ended August 3, 2019, compared to 24.0% for the six months ended August 4, 2018. The deterioration in the effective income tax rate during the six months ended August 3, 2019 was due primarily to the impact of discrete non-deductible expenses as compared to the same prior-year period and a shift in the distribution of earnings among the Company’s tax jurisdictions within the quarters of the current fiscal year.
In December 2017, the U.S. government enacted the 2017 Tax Cuts and Jobs Act (“Tax Reform”), which significantly changed the U.S. corporate income tax laws, including lowering the U.S. federal corporate income tax rate from 35% to 21% and requiring a one-time mandatory transition tax on accumulated foreign earnings. The Tax Reform also established new tax laws that were effective for calendar 2018, including but not limited to (i) a new provision designed to tax global intangible low-taxed income (“GILTI”), (ii) a general elimination of U.S. federal income taxes on dividends from foreign subsidiaries, (iii) a limitation on deductible interest expense and (iv) limitations on the deductibility of certain executive compensation. Any income tax payable related to the transition tax is due over an eight-year period beginning in calendar 2018. Based on the Company’s interpretation of the Tax Reform, reasonable estimates were made to record provisional adjustments during the fourth quarter of fiscal 2018. During the third quarter of fiscal 2019, the Company completed the preparation of its U.S. federal tax return for fiscal 2018 and concluded, based on the additional information that had become available, that no transition tax was due with respect to the Tax Reform. As a result, during the third quarter of fiscal 2019, the Company reversed a portion of provisional amounts initially recorded during the three months ended February 3, 2018 and recorded a benefit of $19.6 million. On November 28, 2018, the U.S. Internal Revenue Service (“IRS”) announced a proposed regulation to revise the section of the underlying IRS code which gave rise to the Company’s change in the provisional calculation. As a result, during the fourth quarter of fiscal 2019, the Company determined that in the event such proposed legislation is passed in the future, the Company could have tax liabilities of approximately $25.8 million. Therefore, the Company accrued such amount in the fourth quarter of fiscal 2019. During the second quarter of fiscal 2020, the Company revised its tax liability estimation and related accrual to $23.2 million. The balance related to this transition tax included in other long-term liabilities was $23.2 million and $25.8 million as of August 3, 2019 and February 2, 2019, respectively.
From time-to-time, the Company is subject to routine income and other tax audits on various tax matters around the world in the ordinary course of business. As of August 3, 2019, several tax audits were ongoing for various periods in multiple jurisdictions. These audits could conclude with an assessment of additional tax liability for the Company. These assessments could arise as the result of timing or permanent differences and could be material to the Company’s net income or future cash flows. In the event the Company disagrees with an assessment from a taxing authority, the Company may elect to appeal, litigate, pursue settlement or take other actions. The Company accrues an amount for its estimate of additional tax liability which the Company, more likely than not, will incur as a result of the ultimate resolution of tax audits (“uncertain tax positions”). The Company reviews and updates the estimates used in the accrual for uncertain tax positions, as appropriate, as more definitive information or interpretations become available from taxing authorities, upon completion of tax audits, upon receipt of assessments, upon expiration of statutes of limitation, or upon occurrence of other events.
The Company had aggregate accruals for uncertain tax positions, including penalties and interest, of $40.1 million and $41.4 million as of August 3, 2019 and February 2, 2019, respectively.

(8)	Segment Information
The Company’s businesses are grouped into five reportable segments for management and internal financial reporting purposes: Americas Retail, Americas Wholesale, Europe, Asia and Licensing. The Company’s Americas Retail, Americas Wholesale, Europe and Licensing reportable segments are the same as their respective operating segments. Certain components of the Company’s Asia operating segment are separate operating segments based on region, which have been aggregated into the Asia reportable segment for disclosure purposes. Management evaluates segment performance based primarily on revenues and earnings (loss) from operations before corporate performance-based compensation costs, net gains (losses) on lease terminations, asset impairment charges, restructuring charges, and certain non-recurring charges, if any. The Company believes this segment reporting reflects how its business segments are managed and how each segment’s performance is evaluated by the Company’s chief operating decision maker to assess performance and make resource allocation decisions. The Americas Retail segment includes the Company’s retail and e-commerce operations in the Americas. The Americas

Wholesale segment includes the Company’s wholesale operations in the Americas. The Europe segment includes the Company’s retail, e-commerce and wholesale operations in Europe and the Middle East. The Asia segment includes the Company’s retail, e-commerce and wholesale operations in Asia and the Pacific. The Licensing segment includes the worldwide licensing operations of the Company. The business segment operating results exclude corporate overhead costs, which consist of shared costs of the organization, net gains (losses) on lease terminations, asset impairment charges and restructuring charges and certain non-recurring charges, if any. Corporate overhead costs are presented separately and generally include, among other things, the following unallocated corporate costs: accounting and finance, executive compensation, corporate performance-based compensation, facilities, global advertising and marketing, human resources, information technology and legal.
Net revenue and earnings (loss) from operations are summarized as follows for the three and six months ended August 3, 2019 and August 4, 2018 (in thousands):

	Three Months Ended		Six Months Ended
	Aug 3, 2019	Aug 4, 2018	Aug 3, 2019	Aug 4, 2018
Net revenue:
Americas Retail	$198,966	$197,125	$375,389	$368,465
Americas Wholesale	41,902	34,253	88,107	74,932
Europe	340,509	311,998	550,564	517,433
Asia	83,301	82,786	168,491	166,837
Licensing	18,542	19,709	37,360	39,493
Total net revenue	$683,220	$645,871	$1,219,911	$1,167,160
Earnings (loss) from operations:
Americas Retail	$5,957	$5,582	$4,145	$(98)
Americas Wholesale	8,422	5,325	16,236	11,351
Europe	51,594	30,531	35,267	10,198
Asia	(4,800)	1,634	(8,003)	5,699
Licensing	15,547	17,437	32,191	34,923
Total segment earnings from operations	76,720	60,509	79,836	62,073
Corporate overhead	(29,229)	(25,647)	(55,041)	(51,492)
Asset impairment charges[1]	(1,504)	(2,981)	(3,279)	(3,740)
Net gains on lease terminations[2]	—	—	—	152
Total earnings from operations	$45,987	$31,881	$21,516	$6,993
______________________________________________________________________
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

The table below presents information regarding geographic areas in which the Company operated. Net revenue is classified primarily based on the country where the Company’s customer is located (in thousands):

	Three Months Ended		Six Months Ended
	Aug 3, 2019	Aug 4, 2018	Aug 3, 2019	Aug 4, 2018
Net revenue:
U.S.	$176,557	$171,802	$340,928	$325,112
Italy	86,497	84,663	136,932	142,334
Canada	44,001	45,059	82,582	84,579
Spain	39,900	39,954	67,897	66,351
South Korea	32,898	35,624	66,815	73,256
Other foreign countries	284,825	249,060	487,397	436,035
Total product sales	664,678	626,162	1,182,551	1,127,667
Net royalties	18,542	19,709	37,360	39,493
Net revenue	$683,220	$645,871	$1,219,911	$1,167,160

Due to the seasonal nature of the Company’s business segments, the above net revenue and operating results are not necessarily indicative of the results that may be expected for the full fiscal year.

(9)	Borrowings and Finance Lease Obligations
Borrowings and finance lease obligations are summarized as follows (in thousands):

	Aug 3, 2019	Feb 2, 2019
Mortgage debt, maturing monthly through January 2026	$19,384	$19,738
Finance lease obligations	18,083	16,702
Borrowings under credit facilities	27,770	—
Other	2,829	2,887
	68,066	39,327
Less current installments	32,554	4,315
Long-term debt and finance lease obligations	$35,512	$35,012

Mortgage Debt
On February 16, 2016, the Company entered into a ten-year $21.5 million real estate secured loan (the “Mortgage Debt”). The Mortgage Debt is secured by the Company’s U.S. distribution center based in Louisville, Kentucky and provides for monthly principal and interest payments based on a 25-year amortization schedule, with the remaining principal balance and any accrued and unpaid interest due at maturity. Outstanding principal balances under the Mortgage Debt bear interest at the one-month LIBOR rate plus 1.5%. As of August 3, 2019, outstanding borrowings under the Mortgage Debt, net of debt issuance costs of $0.1 million, were $19.4 million. At February 2, 2019, outstanding borrowings under the Mortgage Debt, net of debt issuance costs of $0.1 million, were $19.7 million.
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
On February 16, 2016, the Company also entered into a separate interest rate swap agreement, designated as a cash flow hedge, that resulted in a swap fixed rate of approximately 3.06%. This interest rate swap agreement matures in January 2026 and converts the nature of the Mortgage Debt from LIBOR floating-rate debt to fixed-rate debt. The fair value of the interest rate swap asset (liability) was approximately $(0.1) million and $1.0 million as of August 3, 2019 and February 2, 2019, respectively.
Finance Lease Obligations
During fiscal 2018, the Company began the relocation of its primary European distribution center to the Netherlands. As a result, the Company entered into a finance lease of $17.0 million for equipment used in the new facility. The finance lease primarily provides for monthly minimum lease payments through May 2027 with an effective interest rate of approximately 6%. As of August 3, 2019 and February 2, 2019, the finance lease obligation was $13.6 million and $14.7 million, respectively.
The Company also has smaller finance leases related primarily to computer hardware and software. During the six months ended August 3, 2019, the Company entered into additional finance leases of approximately $3.1 million related primarily to computer hardware and software. As of August 3, 2019 and February 2, 2019, these finance lease obligations totaled $4.5 million and $2.0 million, respectively.

Credit Facilities
On June 23, 2015, the Company entered into a five-year senior secured asset-based revolving credit facility with Bank of America, N.A. and the other lenders party thereto, and on April 22, 2019, the credit facility was amended to permit, among other things, the offering and sale of convertible senior notes and certain transactions related thereto (as amended, the “Credit Facility”). See Note 10 for more information regarding the Company’s convertible senior notes. The Credit Facility provides for a borrowing capacity in an amount up to $150 million, including a Canadian sub-facility up to $50 million, subject to a borrowing base. Based on applicable accounts receivable and inventory as of August 3, 2019, the Company could have borrowed up to $134 million under the Credit Facility. The Credit Facility has an option to expand the borrowing capacity by up to $150 million subject to certain terms and conditions, including the willingness of existing or new lenders to assume such increased amount. The Credit Facility is available for direct borrowings and the issuance of letters of credit, subject to certain letters of credit sublimits, and may be used for working capital and other general corporate purposes.
All obligations under the Credit Facility are unconditionally guaranteed by the Company and the Company’s existing and future domestic and Canadian subsidiaries, subject to certain exceptions, and are secured by a first priority lien on substantially all of the assets of the Company and such domestic and Canadian subsidiaries, as applicable.
Direct borrowings under the Credit Facility made by the Company and its domestic subsidiaries shall bear interest at the U.S. base rate plus an applicable margin (varying from 0.25% to 0.75%) or at LIBOR plus an applicable margin (varying from 1.25% to 1.75%). The U.S. base rate is based on the greater of (i) the U.S. prime rate, (ii) the federal funds rate, plus 0.5%, and (iii) LIBOR for a 30-day interest period, plus 1.0%. Direct borrowings under the Credit Facility made by the Company’s Canadian subsidiaries shall bear interest at the Canadian prime rate plus an applicable margin (varying from 0.25% to 0.75%) or at the Canadian BA rate plus an applicable margin (varying from 1.25% to 1.75%). The Canadian prime rate is based on the greater of (i) the Canadian prime rate, (ii) the Bank of Canada overnight rate, plus 0.5%, and (iii) the Canadian BA rate for a one-month interest period, plus 1.0%. The applicable margins are calculated quarterly and vary based on the average daily availability of the aggregate borrowing base. The Company is also obligated to pay certain commitment, letter of credit and other fees customary for a credit facility of this size and type. As of August 3, 2019, the Company had $2.3 million in outstanding standby letters of credit, no outstanding documentary letters of credit and no outstanding borrowings under the Credit Facility.
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
The Company, through its European subsidiaries, maintains short-term committed and uncommitted borrowing agreements, primarily for working capital purposes, with various banks in Europe. Some of these agreements include certain equity-based financial covenants. As of August 3, 2019, the Company had $27.8 million in outstanding borrowings, no outstanding documentary letters of credit and $126.5 million available for future borrowings under these agreements. The agreements are denominated primarily in euros and provide for annual interest rates ranging from 0.5% to 4.6%.

In March 2019, the Company, through its China subsidiary, entered into a short-term uncommitted bank borrowing agreement, primarily for working capital purposes. The multicurrency borrowing agreement provides for borrowing up to $20.0 million. As of August 3, 2019, there were no outstanding borrowings or outstanding letters of credit under this borrowing agreement.
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
Under GAAP, certain convertible debt instruments that may be settled in cash on conversion are required to be separately accounted for as liability and equity components of the instrument in a manner that reflects the issuer’s non-convertible debt borrowing rate. Accordingly, in accounting for the issuance of the Notes, the Company separated the Notes into liability and equity components. The carrying amount of the liability component was calculated by measuring the fair value of a similar liability that does not have an associated convertible feature. The carrying amount of the equity component, which is recognized as a debt discount, represents the difference between the proceeds from the issuance of the Notes and the fair value of the liability component of the Notes. The excess of the principal amount of the liability component over its carrying amount (“debt discount”) will be amortized to interest expense using an effective interest rate of 6.8% over the term of the Notes. The equity component is not remeasured as long as it continues to meet the conditions for equity classification. During the three and six months ended August 3, 2019, the Company recorded $2.4 million and $2.7 million of interest expense related to the amortization of the debt discount, respectively.
Debt issuance costs related to the Notes were comprised of discounts and commissions payable to the initial purchasers of $3.8 million and third-party offering costs of approximately $1.5 million. As of August 3, 2019, approximately $0.2 million of the total $5.3 million in debt issuance costs was included in accrued expenses in the Company’s condensed consolidated balance sheet.
In accounting for the debt issuance costs related to the issuance of the Notes, the Company allocated the total amount incurred to the liability and equity components based on their relative values. Debt issuance costs attributable to the liability component were recorded as a contra-liability and are presented net against the convertible senior notes balance on the Company’s condensed consolidated balance sheets. These costs are amortized to interest expense using the effective interest method over the term of the Notes. During the three and six months ended August 3, 2019, the Company recorded $0.2 million related to the amortization of debt issuance costs. Debt issuance costs attributable to the equity component are netted with the equity component in stockholders’ equity.
The Notes consist of the following components as of August 3, 2019 (in thousands):

Liability component:
Principal	$300,000
Unamortized debt discount	(53,913)
Unamortized issuance costs	(4,032)
Net carrying amount	$242,055

Equity component, net[1]	$42,324
______________________________________________________________________

Notes:

[1]	Included in paid-in capital within stockholders’ equity on the condensed consolidated balance sheets and is net of debt issuance costs and deferred taxes.
As of August 3, 2019, the fair value of the Notes was approximately $226.6 million. The fair value of the Notes is determined based on inputs that are observable in the market and have been classified as Level 2 in the fair value hierarchy.
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
The following table summarizes the share-based compensation expense recognized under all of the Company’s stock plans during the three and six months ended August 3, 2019 and August 4, 2018 (in thousands):

	Three Months Ended		Six Months Ended
	Aug 3, 2019	Aug 4, 2018	Aug 3, 2019	Aug 4, 2018
Stock options	$697	$672	$1,287	$1,367
Stock awards/units	4,205	3,292	8,020	6,462
Employee Stock Purchase Plan	84	67	147	160
Total share-based compensation expense	$4,986	$4,031	$9,454	$7,989

Unrecognized compensation cost related to nonvested stock options and nonvested stock awards/units totaled approximately $10.4 million and $23.8 million, respectively, as of August 3, 2019. This cost is expected to be recognized over a weighted average period of 1.8 years. The weighted average grant date fair value of stock options granted was $5.41 and $5.89 during the six months ended August 3, 2019 and August 4, 2018, respectively.
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
On June 10, 2019, the Company made a special grant of 1,077,700 stock options to certain of its employees.
On June 20, 2019, the Company granted select key management 205,339 nonvested stock units which are subject to certain performance-based vesting conditions. On June 25, 2018, the Company granted select key management 619,578 nonvested stock units which are subject to certain performance-based vesting or market-based vesting conditions.
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

The following table summarizes the activity for nonvested performance-based units during the six months ended August 3, 2019:

	Number of Units	Weighted Average Grant Date Fair Value
Nonvested at February 2, 2019	1,371,230	$16.44
Granted	455,339	18.33
Vested	103,369	20.70
Forfeited	334,526	18.01
Nonvested at August 3, 2019	1,388,674	$16.37

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
The following table summarizes the activity for nonvested market-based units during the six months ended August 3, 2019:

	Number of Units	Weighted Average Grant Date Fair Value
Nonvested at February 2, 2019	518,409	$14.28
Granted[1]	17,557	15.20
Vested[1]	158,014	15.20
Forfeited	89,750	15.58
Nonvested at August 3, 2019	288,202	$13.43

______________________________________________________________________

Notes:

[1]	As a result of the achievement of certain market-based vesting conditions, there were 17,557 shares that vested in addition to the original target number of shares granted in fiscal 2017.

(12)	Related Party Transactions
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
Leases
The Company leases warehouse and administrative facilities, including the Company’s corporate headquarters in Los Angeles, California, from partnerships affiliated with the Marciano Trusts and certain of their affiliates. There were four of these leases in effect as of August 3, 2019 with expiration or option exercise dates ranging from calendar years 2020 to 2021.
Aggregate rent, common area maintenance charges and property tax expense recorded under these four related party leases were approximately $2.6 million and $2.5 million for the six months ended August 3, 2019 and August 4, 2018, respectively. The Company believes that the terms of the related party leases have not been significantly affected by the fact that the Company and the lessors are related.

Aircraft Arrangements
The Company periodically charters aircraft owned by entities affiliated with the Marciano Trusts (the “Aircraft Entities”), through informal arrangements with the Aircraft Entities and independent third-party management companies contracted by the Aircraft Entities to manage their aircraft. There were no fees paid under these arrangements for the six months ended August 3, 2019. The total fees paid under these arrangements for the six months ended August 4, 2018 were approximately $0.8 million.
These related party disclosures should be read in conjunction with the disclosure concerning related party transactions in the Company’s Annual Report on Form 10-K for the year ended February 2, 2019.

(13)	Commitments and Contingencies
Investment Commitments
As of August 3, 2019, the Company had an unfunded commitment to invest €3.6 million ($4.0 million) in a private equity fund. Refer to Note 15 for further information.
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
The Company has received customs tax assessment notices from the Italian Customs Agency (“ICA”) regarding its customs tax audit of one of the Company’s European subsidiaries for the period from July 2010 through December 2012. Such assessments totaled €9.8 million ($10.9 million), including potential penalties and interest. The Company strongly disagreed with the ICA’s positions and therefore filed appeals with the Milan First Degree Tax Court (“MFDTC”). Those appeals were split into a number of different cases that were then heard by different sections of the MFDTC. The MFDTC ruled in favor of the Company on all of these appeals. The ICA subsequently appealed €9.7 million ($10.8 million) of these favorable MFDTC judgments with the Appeals Court. To date, €8.5 million ($9.4 million) have been decided in favor of the Company and €1.2 million ($1.4 million) have been decided in favor of the ICA. The Company believes that the unfavorable Appeals Court ruling is incorrect and inconsistent with the prior rulings on similar matters by both the MFDTC and other judges within the Appeals Court, and plans to appeal the decision to the Supreme Court. The ICA has appealed most of the favorable Appeals Court rulings to the Supreme Court. There can be no assurances the Company will be successful in the remaining appeals. It also continues to be possible that the Company will receive similar or even larger assessments for periods subsequent to December 2012 or other claims or charges related to the matter in the future. Although the Company believes that it has a strong position and will continue to vigorously defend this matter, it is unable to predict with certainty whether or not these efforts will ultimately be successful or whether the outcome will have a material impact on the Company’s financial position or results of operations.
Redeemable Noncontrolling Interests
The Company is party to a put arrangement with respect to the common securities that represent the remaining noncontrolling interest for its majority-owned subsidiary, Guess Brasil Comércio e Distribuição S.A. (“Guess Brazil”), which was established through a majority-owned joint venture during fiscal 2014. The put arrangement for Guess Brazil, representing 40% of the total outstanding equity interest of that subsidiary, may be exercised at the discretion of the noncontrolling interest holder by providing written notice to the Company every third anniversary beginning in March 2019, subject to certain time restrictions. The redemption value of the Guess Brazil put arrangement is based on a multiple of Guess Brazil’s earnings before interest, taxes, depreciation and amortization subject to certain adjustments and is classified as a redeemable noncontrolling interest outside of permanent equity in the Company’s condensed consolidated balance sheet. The carrying value of the redeemable noncontrolling interest related to Guess Brazil was $1.3 million and $1.4 million as of August 3, 2019 and February 2, 2019, respectively.
The Company is also party to a put arrangement with respect to the common securities that represent the remaining noncontrolling interest for its majority-owned subsidiary, Guess? CIS, LLC (“Guess CIS”), which was established through a majority-owned joint venture during fiscal 2016. The put arrangement for Guess CIS, representing 30% of the total outstanding equity interest of that subsidiary, may be exercised at the discretion of the noncontrolling interest holder by providing written notice to the Company during the period beginning after the fifth anniversary of the agreement through December 31, 2025, or sooner in certain limited circumstances. The redemption value of the Guess CIS put arrangement is based on a multiple of Guess CIS’s earnings before interest, taxes, depreciation and amortization subject to certain adjustments and is classified as a redeemable noncontrolling interest outside of permanent equity in the Company’s condensed consolidated balance sheet. During fiscal 2018, the Company and the noncontrolling interest holder made additional capital contributions totaling $3.2 million, of which $2.2 million was paid by the Company and the remaining amount was paid by the noncontrolling interest holder to retain the same pro-rata interest in Guess CIS. The carrying value of the redeemable noncontrolling interest related to Guess CIS was $3.5 million as of August 3, 2019 and February 2, 2019.
A reconciliation of the total carrying amount of redeemable noncontrolling interests for the six months ended August 3, 2019 and August 4, 2018 is as follows (in thousands):

	Six Months Ended
	Aug 3, 2019	Aug 4, 2018
Beginning balance	$4,853	$5,590
Foreign currency translation adjustment	(69)	(639)
Ending balance	$4,784	$4,951

(14)	Defined Benefit Plans
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
As a non-qualified pension plan, no dedicated funding of the SERP is required; however, the Company has made periodic payments into insurance policies held in a rabbi trust to fund the expected obligations arising under the non-qualified SERP. The amount of any future payments into the insurance policies, if any, may vary depending on investment performance of the trust. The cash surrender values of the insurance policies were $63.9 million and $61.7 million as of August 3, 2019 and February 2, 2019, respectively, and were included in other assets in the Company’s condensed consolidated balance sheets. As a result of changes in the value of the insurance policy investments, the Company recorded unrealized gains (losses) of $(0.2) million and $3.0 million in other income (expense) during the three and six months ended August 3, 2019, respectively, and unrealized gains of $1.7 million and $0.7 million in other income (expense) during the three and six months ended August 4, 2018, respectively. The projected benefit obligation was $52.3 million and $52.2 million as of August 3, 2019 and February 2, 2019, respectively, and was included in accrued expenses and other long-term liabilities in the Company’s condensed consolidated balance sheets depending on the expected timing of payments. SERP benefit payments of $0.4 million and $0.8 million were made during the three and six months ended August 3, 2019, respectively. SERP benefit payments of $0.4 million and $0.8 million were made during the three and six months ended August 4, 2018, respectively.
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
As of August 3, 2019 and February 2, 2019, the foreign pension plans had a total projected benefit obligation of $33.6 million and $31.1 million, respectively, and plan assets held in independent investment fiduciaries of $27.4 million and $25.4 million, respectively. The net liability of $6.2 million and $5.7 million was included in other long-term liabilities in the Company’s condensed consolidated balance sheets as of August 3, 2019 and February 2, 2019, respectively.
The components of net periodic defined benefit pension cost for the three and six months ended August 3, 2019 and August 4, 2018 related to the Company’s defined benefit plans are as follows (in thousands):

	Three Months Ended Aug 3, 2019
	SERP	Foreign Pension Plans	Total
Service cost	$—	$808	$808
Interest cost	481	67	548
Expected return on plan assets	—	(78)	(78)
Net amortization of unrecognized prior service credit	—	(9)	(9)
Net amortization of actuarial losses	15	96	111
Net periodic defined benefit pension cost	$496	$884	$1,380

	Six Months Ended Aug 3, 2019
	SERP	Foreign Pension Plans	Total
Service cost	$—	$1,615	$1,615
Interest cost	962	135	1,097
Expected return on plan assets	—	(155)	(155)
Net amortization of unrecognized prior service credit	—	(19)	(19)
Net amortization of actuarial losses	31	191	222
Net periodic defined benefit pension cost	$993	$1,767	$2,760

	Three Months Ended Aug 4, 2018
	SERP	Foreign Pension Plans	Total
Service cost	$—	$754	$754
Interest cost	472	55	527
Expected return on plan assets	—	(75)	(75)
Net amortization of unrecognized prior service credit	—	(7)	(7)
Net amortization of actuarial losses	46	105	151
Net periodic defined benefit pension cost	$518	$832	$1,350

	Six Months Ended Aug 4, 2018
	SERP	Foreign Pension Plans	Total
Service cost	$—	$1,494	$1,494
Interest cost	944	110	1,054
Expected return on plan assets	—	(149)	(149)
Net amortization of unrecognized prior service credit	—	(14)	(14)
Net amortization of actuarial losses	93	210	303
Net periodic defined benefit pension cost	$1,037	$1,651	$2,688

(15)	Fair Value Measurements
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
The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of August 3, 2019 and February 2, 2019 (in thousands):

	Fair Value Measurements				Fair Value Measurements
	at Aug 3, 2019				at Feb 2, 2019
Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Foreign exchange currency contracts	$—	$6,912	$—	$6,912	$—	$4,690	$—	$4,690
Interest rate swap	—	—	—	—	—	1,033	—	1,033
Total	$—	$6,912	$—	$6,912	$—	$5,723	$—	$5,723
Liabilities:
Foreign exchange currency contracts	$—	$—	$—	$—	$—	$77	$—	$77
Interest rate swaps	—	53	—	53	—	—	—	—
Deferred compensation obligations	—	15,554	—	15,554	—	14,405	—	14,405
Total	$—	$15,607	$—	$15,607	$—	$14,482	$—	$14,482

There were no transfers of financial instruments between the three levels of fair value hierarchy during the six months ended August 3, 2019 or during the year ended February 2, 2019.
Foreign exchange currency contracts are entered into by the Company to hedge the future payment of inventory and intercompany transactions by non-U.S. subsidiaries. Periodically, the Company may also use foreign exchange currency contracts to hedge the translation and economic exposures related to its net investments in certain of its international subsidiaries. The fair values of the Company’s foreign exchange currency contracts are based on quoted foreign exchange forward rates at the reporting date. The fair values of the Company’s interest rate swaps are based upon inputs corroborated by observable market data. Deferred compensation obligations to employees are adjusted based on changes in the fair value of the underlying employee-directed investments. Fair value of these obligations is based upon inputs corroborated by observable market data.
As of August 3, 2019 and February 2, 2019, the Company included €1.2 million ($1.3 million) and €1.2 million ($1.4 million), respectively, in other assets in the Company’s condensed consolidated balance sheet related to its investment in a private equity fund. As permitted in accordance with authoritative guidance, the Company uses net asset value per share as a practical expedient to measure the fair value of this investment and has not included this investment in the fair value hierarchy as disclosed above. As a result of changes in the value of the private equity investment, the Company recorded unrealized losses of €0.1 million ($0.1 million) and €0.1 million ($0.2 million) in other expense during the six months ended August 3, 2019 and August 4, 2018, respectively. During fiscal 2019, the Company funded contributions of €0.9 million ($1.1 million) in this investment. As of August 3, 2019, the Company had an unfunded commitment to invest an additional €3.6 million ($4.0 million) in the private equity fund.

The fair values of the Company’s debt instruments (see Note 9) are based on the amount of future cash flows associated with each instrument discounted using the Company’s incremental borrowing rate. As of August 3, 2019 and February 2, 2019, the carrying value was not materially different from fair value, as the interest rates on the Company’s debt approximated rates currently available to the Company. The fair value of the Company’s convertible senior notes (see Note 10) is determined based on inputs that are observable in the market and have been classified as Level 2 in the fair value hierarchy.
The carrying amount of the Company’s remaining financial instruments, which principally include cash and cash equivalents, trade receivables, accounts payable and accrued expenses, approximates fair value due to the relatively short maturity of such instruments.
Long-Lived Assets
Long-lived assets, such as property and equipment, operating lease ROU assets and purchased intangibles subject to amortization, are reviewed for impairment quarterly or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The majority of the Company’s long-lived assets relate to its retail operations which consist primarily of regular retail and flagship locations. The Company considers each individual regular retail location as an asset group for impairment testing, which is the lowest level at which individual cash flows can be identified. The asset group includes leasehold improvements, furniture, fixtures and equipment, computer hardware and software, operating lease ROU assets, certain long-term security deposits as well as lease acquisition costs, and excludes operating lease liabilities. The Company reviews regular retail locations in penetrated markets for impairment risk once the locations have been opened for at least one year in their current condition, or sooner as changes in circumstances require. The Company believes that waiting at least one year allows a location to reach a maturity level where a more comprehensive analysis of financial performance can be performed. The Company evaluates impairment risk for regular retail locations in new markets, where the Company is in the early stages of establishing its presence, once brand awareness has been established. The Company also evaluates impairment risk for retail locations that are expected to be closed in the foreseeable future. The Company has flagship locations which are used as a regional marketing tool to build brand awareness and promote the Company’s current product. Impairment for these locations is tested at a reporting unit level similar to goodwill since they do not have separately identifiable cash flows.
An asset is considered to be impaired if the Company determines that the carrying value may not be recoverable based upon its assessment of the asset’s ability to continue to generate earnings from operations and positive cash flow in future periods or if significant changes in the Company’s strategic business objectives and utilization of the assets occurred. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows adjusted for lease payments, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the estimated fair value. The Company uses market participant rents to calculate fair value of ROU assets and discounted future cash flows of the asset group to quantify fair value for other long-lived assets. These nonrecurring fair value measurements are considered Level 3 inputs as defined above. The impairment loss calculations require management to apply judgment in estimating future cash flows and the discount rates that reflect the risk inherent in future cash flows. Future expected cash flows for assets in regular retail locations are based on management’s estimates of future cash flows over the remaining lease period or expected life, if shorter. For expected location closures, the Company will evaluate whether it is necessary to shorten the useful life for any of the assets within the respective asset group. The Company will use this revised useful life when estimating the asset group’s future cash flows. The Company considers historical trends, expected future business trends and other factors when estimating the future cash flow for each regular retail location. The Company also considers factors such as: the local environment for each regular retail location, including mall traffic and competition; the Company’s ability to successfully implement strategic initiatives; and the ability to control variable costs such as cost of sales and payroll and, in some cases, renegotiate lease costs. If actual results are not consistent with the assumptions and judgments used in estimating future cash flows and asset fair values, there may be additional exposure to future impairment losses that could be material to the Company’s results of operations.

The Company recorded asset impairment charges of $1.5 million and $3.3 million during the three and six months ended August 3, 2019, respectively, and $3.0 million and $3.7 million during the three and six months ended August 4, 2018, respectively. The asset impairment charges related primarily to the impairment of certain retail locations in Europe and North America resulting from under-performance and expected store closures.

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
The impact of the credit risk of the counterparties to the derivative contracts is considered in determining the fair value of the foreign exchange currency contracts and interest rate swap agreements. As of August 3, 2019, credit risk has not had a significant effect on the fair value of the Company’s foreign exchange currency contracts and interest rate swap agreements.
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
The Company has foreign exchange currency contracts that are not designated as hedging instruments for accounting purposes. Changes in fair value of foreign exchange currency contracts not designated as hedging instruments are reported in net earnings (loss) as part of other income (expense).
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
Summary of Derivative Instruments
The fair value of derivative instruments in the condensed consolidated balance sheets as of August 3, 2019 and February 2, 2019 is as follows (in thousands):

	Derivative Balance Sheet Location	Fair Value at Aug 3, 2019	Fair Value at Feb 2, 2019
ASSETS:
Derivatives designated as hedging instruments:
Cash flow hedges:
Foreign exchange currency contracts	Other current assets/ Other assets	$5,894	$4,058
Interest rate swap	Other assets	—	1,033
Total derivatives designated as hedging instruments		5,894	5,091
Derivatives not designated as hedging instruments:
Foreign exchange currency contracts	Other current assets	1,018	632
Total		$6,912	$5,723
LIABILITIES:
Derivatives designated as hedging instruments:
Cash flow hedges:
Foreign exchange currency contracts	Accrued expenses and other current liabilities	$—	$77
Interest rate swap	Other long-term liabilities	53	—
Total		$53	$77

Derivatives Designated as Hedging Instruments
Foreign Exchange Currency Contracts Designated as Cash Flow Hedges
During the six months ended August 3, 2019, the Company purchased U.S. dollar forward contracts in Europe totaling US$68.6 million that were designated as cash flow hedges. As of August 3, 2019, the Company had forward contracts outstanding for its European operations of US$151.8 million to hedge forecasted merchandise purchases, which are expected to mature over the next 13 months. There were no outstanding foreign exchange currency contracts for the Company’s Canadian operations as of August 3, 2019.

As of August 3, 2019, accumulated other comprehensive income (loss) related to foreign exchange currency contracts included a net unrealized gain of approximately $9.1 million, net of tax, which $7.5 million will be recognized in cost of product sales over the following 12 months, at the then current values on a pre-tax basis, which can be different than the current quarter-end values.
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
As of August 3, 2019, accumulated other comprehensive income (loss) related to the interest rate swap agreement included a net unrealized loss of less than $0.1 million, net of tax, which will be recognized in interest expense after the following 12 months, at the then current values on a pre-tax basis, which can be different than the current quarter-end values.
The following table summarizes the gains (losses) before taxes recognized on the derivative instruments designated as cash flow hedges in OCI and net earnings for the three and six months ended August 3, 2019 and August 4, 2018 (in thousands):

	Gains (Losses) Recognized in OCI[1]		Location of Gains (Losses) Reclassified from Accumulated OCI into Earnings[1]	Gains (Losses) Reclassified from Accumulated OCI into Earnings
	Three Months Ended			Three Months Ended
	Aug 3, 2019	Aug 4, 2018		Aug 3, 2019	Aug 4, 2018
Derivatives designated as cash flow hedges:
Foreign exchange currency contracts	$3,063	$4,638	Cost of product sales	$1,757	$(2,342)
Interest rate swap	(777)	37	Interest expense	44	31

	Gains (Losses) Recognized in OCI[1]		Location of Gain (Loss) Reclassified from Accumulated OCI into Earnings[1]	Gains (Losses) Reclassified from Accumulated OCI into Earnings
	Six Months Ended			Six Months Ended
	Aug 3, 2019	Aug 4, 2018		Aug 3, 2019	Aug 4, 2018
Derivatives designated as cash flow hedges:
Foreign exchange currency contracts	$7,718	$12,060	Cost of product sales	$1,987	$(4,028)
Foreign exchange currency contracts	—	2	Other income (expense)	—	(201)
Interest rate swap	(996)	105	Interest expense	90	39
______________________________________________________________________

Notes:

[1]
During the first quarter of fiscal 2020, the Company adopted new authoritative guidance which eliminated the requirement to separately measure and report ineffectiveness for instruments that qualify for hedge accounting and generally requires that the entire change in the fair value of such instruments ultimately be presented in the same line as the respective hedge item. As a result, there is no interest component recognized for the ineffective portion of instruments that qualify for hedge accounting, but rather all changes in the fair value of such instruments are included in other comprehensive income (loss) during the three and six months ended August 3, 2019. Upon adoption of this guidance, the Company reclassified $2.0 million in gains from retained earnings to accumulated other comprehensive loss related to the previously recorded interest component on outstanding instruments that qualified for hedge accounting. During the three and six months ended August 4, 2018, the Company recognized gains of $0.8 million and $1.4 million, respectively, resulting from the ineffective portion related to foreign exchange currency contracts in interest income. There was no ineffectiveness recognized related to the interest rate swap during the three and six months ended August 4, 2018.

The following table summarizes net after-tax derivative activity recorded in accumulated other comprehensive income (loss) (in thousands):

	Three Months Ended		Six Months Ended
	Aug 3, 2019	Aug 4, 2018	Aug 3, 2019	Aug 4, 2018
Beginning balance gain (loss)	$8,663	$(6,285)	$2,999	$(14,369)
Cumulative adjustment from adoption of new accounting guidance[1]	—	—	1,981	—
Net gains from changes in cash flow hedges	1,978	4,111	5,842	10,579
Net (gains) losses reclassified into earnings	(1,572)	2,032	(1,753)	3,648
Ending balance gain (loss)	$9,069	$(142)	$9,069	$(142)
______________________________________________________________________
Notes:

[1]
During the first quarter of fiscal 2020, the Company adopted new authoritative guidance which eliminated the requirement to separately measure and report ineffectiveness for instruments that qualify for hedge accounting and generally requires that the entire change in the fair value of such instruments ultimately be presented in the same line as the respective hedge item. As a result, there is no interest component recognized for the ineffective portion of instruments that qualify for hedge accounting, but rather all changes in the fair value of such instruments are included in other comprehensive income (loss) during the three and six months ended August 3, 2019. Upon adoption of this guidance, the Company reclassified $2.0 million in gains from retained earnings to accumulated other comprehensive loss related to the previously recorded interest component on outstanding instruments that qualified for hedge accounting.

Foreign Exchange Currency Contracts Not Designated as Hedging Instruments
As of August 3, 2019, the Company had euro foreign exchange currency contracts to purchase US$14.1 million expected to mature over the next one month. There were no Canadian dollar foreign exchange currency contracts as of August 3, 2019.
The following table summarizes the gains before taxes recognized on the derivative instruments not designated as hedging instruments in other income (expense) for the three and six months ended August 3, 2019 and August 4, 2018 (in thousands):

	Location of Gain Recognized in Earnings	Gain Recognized in Earnings
		Three Months Ended		Six Months Ended
		Aug 3, 2019	Aug 4, 2018	Aug 3, 2019	Aug 4, 2018
Derivatives not designated as hedging instruments:
Foreign exchange currency contracts	Other income (expense)	$233	$2,216	$808	$5,906

At February 2, 2019, the Company had euro foreign exchange currency contracts to purchase US$8.2 million. There were no Canadian dollar foreign exchange currency contracts as of February 2, 2019.

(17)	Subsequent Events
Dividends
On August 28, 2019, the Company announced a regular quarterly cash dividend of $0.1125 per share on the Company’s common stock. The cash dividend will be paid on September 27, 2019 to shareholders of record as of the close of business on September 11, 2019.
Share Repurchases
On September 4, 2019, the Company received a final delivery of 5.4 million shares under its ASR Contract entered into in April 2019, which amount was determined based on the daily volume-weighted average price since the effective date of the ASR Contract, less the applicable contractual discount. When combined with the 5.2 million upfront shares received at the inception of the ASR in April 2019, the Company repurchased approximately

10.6 million of its shares under the ASR at an average repurchase price of $16.09 per share. All shares were repurchased in accordance with the Company’s publicly announced ASR program, which is now complete. The shares delivered under the ASR Contract reduced the Company’s outstanding shares, and going forward that will have the effect of reducing its weighted average number of common shares outstanding for purposes of calculating basic and diluted earnings per share.

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
Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed. These forward-looking statements may include, among other things, statements or assumptions relating to: our expected results of operations; the accuracy of data relating to, and anticipated levels of, future inventory and gross margins; anticipated cash requirements and sources; our convertible senior notes issued in April 2019, including our ability to settle the liability in cash; cost containment efforts; estimated charges; plans regarding store openings, closings, remodels and lease negotiations; effects of doing business outside of the United States, including, without limitations, exchange rate fluctuations, inflation, changes to import duties, tariffs and quotas, political and economic instability and terrorism; effects of the pending exit of the United Kingdom from the European Union; plans to improve the efficiency and effectiveness of the Company’s European distribution centers; plans regarding business growth, international expansion and capital allocation; plans regarding supply chain efficiencies and global planning and allocation; e-commerce, digital and omni-channel initiatives; business seasonality; results and risks of current and future legal proceedings; industry trends; consumer demands and preferences; competition; currency fluctuations and related impacts; estimated tax rates, including the impact of the 2017 Tax Cuts and Jobs Act (“Tax Reform”), future clarifications and legislative amendments thereto, as well as our ability to accurately interpret and predict its impact on our cash flows and financial condition; results of tax audits and other regulatory proceedings; the impact of recent accounting pronouncements; raw material and other inflationary cost pressures; consumer confidence; and general economic conditions. We do not intend, and undertake no obligation, to update our forward-looking statements to reflect future events or circumstances. Such statements involve risks and uncertainties, which may cause actual results to differ materially from those set forth in these statements. Important factors that could cause or contribute to such differences include those discussed under “Part I, Item 1A. Risk Factors” contained in the Company’s most recent Annual Report on Form 10-K for the fiscal year ended February 2, 2019, under “Part II, Item 1A. Risk Factors” contained herein and in our other filings made from time-to-time with the Securities and Exchange Commission (“SEC”) after the date of this report.

Business Segments
The Company’s businesses are grouped into five reportable segments for management and internal financial reporting purposes: Americas Retail, Americas Wholesale, Europe, Asia and Licensing. Management evaluates segment performance based primarily on revenues and earnings (loss) from operations before corporate performance-based compensation costs, net gains (losses) on lease terminations, asset impairment charges, restructuring charges, and certain non-recurring charges, if any. The Americas Retail segment includes the Company’s retail and e-commerce operations in the Americas. The Americas Wholesale segment includes the Company’s wholesale operations in the Americas. The Europe segment includes the Company’s retail, e-commerce and wholesale operations in Europe and the Middle East. The Asia segment includes the Company’s retail, e-commerce and wholesale operations in Asia and the Pacific. The Licensing segment includes the worldwide licensing operations of the Company. The business segment operating results exclude corporate overhead costs, which consist of shared costs of the organization, net gains (losses) on lease terminations, asset impairment charges and restructuring charges and certain non-recurring charges, if any. Corporate overhead costs are presented separately and generally include, among other things, the following unallocated corporate costs: accounting and finance, executive compensation, corporate performance-based compensation, facilities, global advertising and marketing, human resources, information technology and legal. Information regarding these segments is summarized in “Part I, Item 1. Financial Statements – Note 8 – Segment Information.”
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
During the first six months of fiscal 2020, the average U.S. dollar rate was stronger against the Canadian dollar, Chinese yuan, euro, Japanese yen, Korean won, Mexican peso, Russian rouble and Turkish lira compared to the average rate in the same prior-year period. This had an overall unfavorable impact on the translation of our international revenues and earnings from operations for the six months ended August 3, 2019 compared to the same prior-year period.
If the U.S. dollar strengthens relative to the respective fiscal 2019 foreign exchange rates, foreign exchange could negatively impact our revenues and operating results, as well as our international cash and other balance sheet items, during the remainder of fiscal 2020, particularly in Canada, Europe (primarily the euro, Turkish lira and Russian rouble) and Mexico. Alternatively, if the U.S. dollar weakens relative to the respective fiscal 2019 foreign exchange rates, our revenues and operating results, as well as our other cash balance sheet items, could be positively impacted by foreign currency fluctuations during the remainder of fiscal 2020, particularly in these regions.

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
Recent Developments
On February 20, 2019, Carlos Alberini began his service as the Company’s Chief Executive Officer and member of the Board, replacing Victor Herrero, who separated from the Company on February 2, 2019. Mr. Alberini previously served as President and Chief Operating Officer of the Company from 2000 to 2010. From 2010 until 2014, Mr. Alberini was Co-CEO of Restoration Hardware and at present, remains a Director on the Board of Restoration Hardware. From 2014 until February 2019, Mr. Alberini served as the Chairman and CEO of Lucky Brand.
Although Mr. Alberini is currently in the process of finalizing a strategic vision and implementation plan for execution with our leadership team, he has identified several key principles he plans to deploy to drive value creation. Those key principles include: (i) capital allocation; (ii) product development and distribution optimization; (iii) global strategies; (iv) cost and structure optimization; and (v) a concept called Customer Centricity; each as further described below:
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
During the first quarter of fiscal 2020, the Company announced that its Board of Directors reduced the future quarterly cash dividends that may be paid to holders of the Company’s common stock, when, as and if any such dividend is declared by the Company’s Board of Directors, from $0.225 per share to $0.1125 per share to redeploy capital and return incremental value to shareholders through share repurchases. In April 2019, the Company issued $300 million aggregate principal amount of 2.00% convertible senior notes due 2024 in a private offering. During the first quarter of fiscal 2020, the Company used $170 million of proceeds from its convertible senior notes to enter into an accelerated share repurchase program (“ASR”). The Company also repurchased shares of its common stock in open market and privately negotiated transactions totaling $110.6 million during the first half of fiscal 2020.
The Company’s investments in capital for the full fiscal year 2020 are planned between $63 million and $68 million. The planned investments in capital are related primarily to retail and e-commerce expansion in Europe and Asia, existing store remodeling programs as well as continued investments in technology to support our long-term growth plans.
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
Other
The Company operates on a 52/53-week fiscal year calendar, which ends on the Saturday nearest to January 31 of each year. The six months ended August 3, 2019 had the same number of days as the six months ended August 4, 2018.
Executive Summary
Overview
Net earnings attributable to Guess?, Inc. decreased 0.8% to $25.3 million, or diluted earnings of $0.35 per common share, for the quarter ended August 3, 2019, compared to $25.5 million, or diluted earnings of $0.31 per common share, for the quarter ended August 4, 2018.
During the quarter ended August 3, 2019, the Company recognized asset impairment charges of $1.5 million, certain professional services and legal fees and related costs of $0.4 million and amortization of debt discount related to the Company’s convertible senior notes of $2.4 million (or a combined $2.1 million negative impact after considering the related tax benefit of these adjustments and adjustments to uncertain tax positions excluded from results in prior years totaling $2.3 million), or an unfavorable $0.03 per share impact. Excluding the impact of these items, adjusted net earnings attributable to Guess?, Inc. were $27.4 million and adjusted diluted earnings were $0.38 per common share for the quarter ended August 3, 2019. During the quarter ended August 4, 2018, the Company recognized asset impairment charges of $3.0 million and certain professional services and legal fees and related costs of $2.0 million (or a combined $3.9 million negative impact after considering the related tax benefit of these adjustments of $1.1 million), or an unfavorable $0.05 per share impact. Excluding the impact of these items, adjusted net earnings attributable to Guess?, Inc. were $29.5 million and adjusted diluted earnings were $0.36 per common share for the quarter ended August 4, 2018. References to financial results excluding the impact of these items are non-GAAP measures and are addressed below under “Non-GAAP Measures.”

Highlights of the Company’s performance for the quarter ended August 3, 2019 compared to the same prior-year period are presented below, followed by a more comprehensive discussion under “Results of Operations”:
Operations

•	Total net revenue increased 5.8% to $683.2 million for the quarter ended August 3, 2019, compared to $645.9 million in the same prior-year quarter. In constant currency, net revenue increased by 8.8%.

•	Gross margin (gross profit as a percentage of total net revenue) increased 180 basis points to 38.9% for the quarter ended August 3, 2019, compared to 37.1% in the same prior-year period.

•
Selling, general and administrative (“SG&A”) expenses as a percentage of total net revenue (“SG&A rate”) increased 30 basis points to 32.0% for the quarter ended August 3, 2019, compared to 31.7% in the same prior-year period. SG&A expenses increased 6.7% to $218.2 million for the quarter ended August 3, 2019, compared to $204.6 million in the same prior-year period.

•	During the quarter ended August 3, 2019, the Company recognized asset impairment charges of $1.5 million, compared to $3.0 million in the same prior-year period.

•
Operating margin increased 180 basis points to 6.7% for the quarter ended August 3, 2019, compared to 4.9% in the same prior-year period. Lower asset impairment charges favorably impacted operating margin by 30 basis points during the quarter ended August 3, 2019 compared to the same prior-year period. Lower expenses related to certain professional service and legal fees and related costs favorably impacted operating margin by 20 basis points during the quarter ended August 3, 2019 compared to the same prior-year period. Earnings from operations increased 44.2% to $46.0 million for the quarter ended August 3, 2019, compared to $31.9 million in the same prior-year period.

•	Other expense, net (including interest income and expense), totaled $11.0 million for the quarter ended August 3, 2019, compared to other income, net, of $1.6 million in the same prior-year period.

•	The effective income tax rate increased by 200 basis points to 25.2% for the quarter ended August 3, 2019, compared to 23.2% in the same prior-year period.
Key Balance Sheet Accounts

•
The Company had $131.1 million in cash and cash equivalents and $0.5 million in restricted cash as of August 3, 2019, compared to $219.1 million in cash and cash equivalents and $0.4 million in restricted cash at August 4, 2018.

◦
During fiscal 2019, the Company recognized charges of €39.8 million ($45.6 million) for a fine imposed by the European Commission related to alleged violations of European Union competition rules by the Company. The Company paid the full amount of the fine during the three months ended May 4, 2019.

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

◦
During the three months ended May 4, 2019, the Company used $170 million of proceeds from its convertible senior notes to enter into an ASR, pursuant to which it received up front approximately 5.2 million shares (representing approximately $102 million (or 60%) of the $170 million notional amount of the ASR), with the remaining portion settled in September 2019. During the six months ended August 3, 2019, the Company also repurchased approximately 5.8 million shares of its common stock in open market and privately negotiated transactions totaling $110.6 million, of which approximately 0.7 million shares were repurchased at an aggregate cost of $11.0 million during the three months ended August 3, 2019 and approximately 5.1 million shares were repurchased at an aggregate cost of $99.6 million during the three months ended May 4, 2019. Combined, these transactions resulted in the repurchase of approximately 11.0 million shares for $212.6 million during the six months ended August 3, 2019, with the remaining portion of the ASR determined based on the daily volume-weighted average price of the Company’s shares during the term of the ASR, less the applicable contractual discount. During the six months ended August 4, 2018, the Company invested $17.6 million to repurchase approximately 1.1 million of its common shares. The Company also paid an additional $6.0 million for shares that were repurchased during the fourth quarter of fiscal 2018 but were settled during the first quarter of fiscal 2019.

◦
The Company, through its European subsidiaries, maintains short-term committed and uncommitted borrowing agreements, primarily for working capital purposes, with various banks in Europe. The Company had $27.8 million in outstanding borrowings as of August 3, 2019 and no outstanding borrowings as of August 4, 2018.

•
Accounts receivable consists of trade receivables relating primarily to the Company’s wholesale business in Europe and, to a lesser extent, to its wholesale businesses in the Americas and Asia, royalty receivables relating to its licensing operations, credit card and retail concession receivables related to its retail businesses and certain other receivables. Accounts receivable increased by $9.6 million, or 3.4%, to $293.0 million as of August 3, 2019, compared to $283.4 million at August 4, 2018. On a constant currency basis, accounts receivable increased by $20.1 million, or 7.1%, when compared to August 4, 2018.

•
Inventory increased by $19.7 million, or 4.2%, to $484.2 million as of August 3, 2019, compared to $464.5 million at August 4, 2018. On a constant currency basis, inventory increased by $33.4 million, or 7.2%, when compared to August 4, 2018.

•
During the first quarter of fiscal 2020, the Company adopted a comprehensive new lease standard which superseded previous lease guidance. The standard requires a lessee to recognize an asset related to the right to use the underlying asset and a liability that approximates the present value of the lease payments over the term of contracts that qualify as leases under the new guidance. As of August 3, 2019, the operating lease right-of-use assets totaled $900.1 million and the operating lease liabilities totaled $961.7 million. Refer to “Part I, Item 1. Financial Statements – Note 2– Lease Accounting” for further information.

Global Store Count
In the second quarter of fiscal 2020, together with our partners, we opened 33 new stores worldwide, consisting of 16 stores in Europe and the Middle East, ten stores in Asia and the Pacific, four stores in Central and South America and three stores in the U.S. Together with our partners, we closed 33 stores worldwide, consisting of 17 stores in Asia and the Pacific, eight stores in Canada, five stores in the U.S. and three stores in Europe and the Middle East.

We ended the second quarter of fiscal 2020 with 1,724 stores and 402 concessions worldwide, comprised as follows:

	Stores			Concessions
Region	Total	Directly Operated	Partner Operated	Total	Directly Operated	Partner Operated
United States	287	285	2	1	—	1
Canada	80	80	—	—	—	—
Central and South America	111	71	40	27	27	—
Total Americas	478	436	42	28	27	1
Europe and the Middle East	726	510	216	37	37	—
Asia and the Pacific	520	216	304	337	162	175
Total	1,724	1,162	562	402	226	176
Of the total 1,724 stores, 1,411 were GUESS? stores, 199 were GUESS? Accessories stores, 69 were G by GUESS (GbG) stores and 45 were MARCIANO stores.
Results of Operations

Three Months Ended August 3, 2019 and August 4, 2018
Consolidated Results
Net Revenue. Net revenue increased by $37.3 million, or 5.8%, to $683.2 million for the quarter ended August 3, 2019, compared to $645.9 million for the quarter ended August 4, 2018. In constant currency, net revenue increased by 8.8% as currency translation fluctuations relating to our foreign operations unfavorably impacted net revenue by $19.7 million compared to the same prior-year period. The increase was driven primarily by higher wholesale shipments in Europe and the U.S. and, to a lesser extent, retail expansion in our international markets.
Gross Margin. Gross margin increased 180 basis points to 38.9% for the quarter ended August 3, 2019, compared to 37.1% in the same prior-year period, of which 100 basis points was due to a lower occupancy rate and 80 basis points was due to higher overall product margins. The lower occupancy rate was driven primarily by lower distribution costs mainly in Europe. The higher overall product margins were driven primarily by higher initial markups in Europe and Americas Retail, partially offset by higher markdowns primarily in Americas Retail.
Gross Profit. Gross profit increased by $26.2 million, or 11.0%, to $265.7 million for the quarter ended August 3, 2019, compared to $239.4 million in the same prior-year period. The increase in gross profit, which included the unfavorable impact of currency translation, was due primarily to the favorable impact on gross profit from higher revenue and, to a lesser extent, higher gross margins. Currency translation fluctuations relating to our foreign operations unfavorably impacted gross profit by $7.7 million.
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
SG&A Rate. The Company’s SG&A rate increased 30 basis points to 32.0% for the quarter ended August 3, 2019, compared to 31.7% in the same prior-year period. The Company’s SG&A rate included the favorable impact of 20 basis points from lower expenses related to certain professional service and legal fees and related costs which the Company otherwise would not have incurred as part of its business operations. Excluding these expenses, the Company’s SG&A rate would have increased 50 basis points driven primarily by higher corporate expenses due primarily to higher advertising expenses and, to a lesser extent, higher store selling expenses in Americas Retail, partially offset by leveraging of expenses, mainly in Europe.
SG&A Expenses. SG&A expenses increased by $13.6 million, or 6.7%, to $218.2 million for the quarter ended August 3, 2019, compared to $204.6 million in the same prior-year period. The increase, which included the favorable impact of currency translation, was driven primarily by higher store selling expenses and, to a lesser extent, higher advertising expenses. Currency translation fluctuations relating to our foreign operations favorably impacted SG&A expenses by $5.7 million.
Asset Impairment Charges. During the quarter ended August 3, 2019, the Company recognized asset impairment charges of $1.5 million, compared to $3.0 million in the same prior-year period. The decrease in asset impairment charges were due primarily to lower impairment of certain retail locations in Europe during the quarter ended August 3, 2019 compared to the same prior-year period.
Operating Margin. Operating margin increased 180 basis points to 6.7% for the quarter ended August 3, 2019, compared to 4.9% in the same prior-year period. Lower asset impairment charges favorably impacted operating margin by 30 basis points during the quarter ended August 3, 2019 compared to the same prior-year period. Lower expenses related to certain professional service and legal fees and related costs favorably impacted operating margin by 20 basis points during the quarter ended August 3, 2019 compared to the same prior-year period. Excluding the impact of these items, operating margin increased by 130 basis points compared to the same prior-year period. The negative impact of currency on operating margin for the quarter was approximately 10 basis points.
Earnings from Operations.   Earnings from operations increased by $14.1 million, or 44.2%, to $46.0 million for the quarter ended August 3, 2019, compared to $31.9 million in the same prior-year period. Currency translation fluctuations relating to our foreign operations unfavorably impacted earnings from operations by $2.0 million.
Interest Income (Expense), Net. Interest expense, net, was $4.6 million for the quarter ended August 3, 2019, compared to interest income, net of $0.3 million for the quarter ended August 4, 2018. The change was due primarily to $2.4 million in amortization of debt discount and higher interest expense related to the Company’s convertible senior notes during the quarter ended August 3, 2019 and, to a lesser extent, gains related to the impact of hedge ineffectiveness of foreign exchange currency contracts designated as cash flow hedges recognized during the quarter ended August 4, 2018. As a result of the adoption of new guidance during the first quarter of fiscal 2020, there was no interest component recognized related to hedge ineffectiveness during the quarter ended August 3, 2019.
Other Income (Expense), Net. Other expense, net, was $6.4 million for the quarter ended August 3, 2019, a deterioration of $7.7 million, compared to other income, net, of $1.4 million in the same prior-year period. The change was driven primarily by our proportionate share of net losses related to our minority investment in a privately-held apparel company as well as unrealized losses on non-operating assets compared to unrealized gains in the same prior-year period, and lower net unrealized and realized mark-to-market gains on revaluation of foreign exchange currency contracts during the quarter ended August 3, 2019 compared to the same prior-year period.
Income Tax Expense.  Income tax expense for the quarter ended August 3, 2019 was $8.8 million, or a 25.2% effective tax rate, compared to income tax expense of $7.8 million, or a 23.2% effective tax rate, in the same prior-year period. Generally, income taxes for the interim periods are computed using the tax rate estimated to be applicable for the full fiscal year, adjusted for discrete items, which is subject to ongoing review and evaluation by management. The increase in the effective tax rate for the quarter ended August 3, 2019 was due primarily to the impact of discrete non-deductible expenses as compared to the same prior-year period and a shift in the distribution of earnings among the Company’s tax jurisdictions within the quarters of the current fiscal year.

Net Earnings Attributable to Noncontrolling Interests. Net earnings attributable to noncontrolling interests were $0.9 million, net of taxes, for the quarter ended August 3, 2019, compared to $0.2 million, net of taxes, for the quarter ended August 4, 2018.
Net Earnings Attributable to Guess?, Inc. Net earnings attributable to Guess?, Inc. decreased by $0.2 million, or 0.8%, to $25.3 million for the quarter ended August 3, 2019, from $25.5 million in the same prior-year period. Diluted earnings per share increased to $0.35 for the quarter ended August 3, 2019, compared to $0.31 in the same prior-year period. We estimate that the favorable impact from share repurchases offset by the unfavorable impact from additional interest expense recognized related to the convertible senior notes had a net positive impact of $0.01 on diluted earnings per share for the quarter ended August 3, 2019. We also estimate that the negative impact of currency on diluted earnings per share for the quarter ended August 3, 2019 was approximately $0.05 per share. During the quarter ended August 3, 2019, the Company recognized asset impairment charges of $1.5 million, certain professional services and legal fees and related costs of $0.4 million and amortization of debt discount related to the Company’s convertible senior notes of $2.4 million (or a combined $2.1 million negative impact after considering the related tax benefit and adjustments to uncertain tax positions excluded from results in prior years totaling $2.3 million), or an unfavorable $0.03 per share impact. Excluding the impact of these items, adjusted net earnings attributable to Guess?, Inc. were $27.4 million and adjusted diluted earnings were $0.38 per common share for the quarter ended August 3, 2019. We estimate that the favorable impact from share repurchases offset by the unfavorable impact from additional interest expense recognized related to the convertible senior notes had a net positive impact of $0.03 on adjusted diluted earnings per share for the quarter ended August 3, 2019. During the quarter ended August 4, 2018, the Company recognized asset impairment charges of $3.0 million and certain professional services and legal fees and related costs of $2.0 million (or a combined $3.9 million negative impact after considering the related tax benefit of these adjustments of $1.1 million), or an unfavorable $0.05 per share impact. Excluding the impact of these items, adjusted net earnings attributable to Guess?, Inc. were $29.5 million and adjusted diluted earnings were $0.36 per common share for the quarter ended August 4, 2018. References to financial results excluding the impact of these items are non-GAAP measures and are addressed below under “Non-GAAP Measures.”

Information by Business Segment
The following table presents our net revenue and earnings (loss) from operations by segment for the three months ended August 3, 2019 and August 4, 2018 (dollars in thousands):

	Three Months Ended
	Aug 3, 2019	Aug 4, 2018	$ Change	% Change
Net revenue:
Americas Retail	$198,966	$197,125	$1,841	0.9%
Americas Wholesale	41,902	34,253	7,649	22.3%
Europe	340,509	311,998	28,511	9.1%
Asia	83,301	82,786	515	0.6%
Licensing	18,542	19,709	(1,167)	(5.9%)
Total net revenue	$683,220	$645,871	$37,349	5.8%
Earnings (loss) from operations:
Americas Retail	$5,957	$5,582	$375	6.7%
Americas Wholesale	8,422	5,325	3,097	58.2%
Europe	51,594	30,531	21,063	69.0%
Asia	(4,800)	1,634	(6,434)	(393.8%)
Licensing	15,547	17,437	(1,890)	(10.8%)
Total segment earnings from operations	76,720	60,509	16,211	26.8%
Corporate overhead	(29,229)	(25,647)	(3,582)	14.0%
Asset impairment charges	(1,504)	(2,981)	1,477	(49.5%)
Total earnings from operations	$45,987	$31,881	$14,106	44.2%

Operating margins:
Americas Retail	3.0%	2.8%
Americas Wholesale	20.1%	15.5%
Europe	15.2%	9.8%
Asia	(5.8%)	2.0%
Licensing	83.8%	88.5%
Total Company	6.7%	4.9%
Americas Retail
Net revenue from our Americas Retail segment increased by $1.8 million, or 0.9%, to $199.0 million for the quarter ended August 3, 2019, compared to $197.1 million in the same prior-year period. In constant currency, net revenue increased by 1.2%, driven primarily by positive comparable sales, partially offset by store closures. Comparable sales (including e-commerce) increased 2% in U.S. dollars and constant currency. The inclusion of our e-commerce sales had a minimal impact on the comparable sales percentage in U.S. dollars and constant currency. The store base for the U.S. and Canada decreased by an average of 10 net stores during the quarter ended August 3, 2019 compared to the same prior-year period, resulting in a 2.8% net decrease in overall square footage. Currency translation fluctuations relating to our non-U.S. retail stores and e-commerce sites had a negative impact of $0.6 million on net revenue during the quarter ended August 3, 2019.
Operating margin increased 20 basis points to 3.0% for the quarter ended August 3, 2019, compared to 2.8% in the same prior-year period, due to higher gross margins, partially offset by a higher SG&A rate. The higher gross margins were driven primarily by higher initial markups, partially offset by higher markdowns. The higher SG&A rate was driven primarily by higher store selling expenses due primarily to wage pressures, partially offset by the favorable impact from positive comparable sales.
Earnings from operations from our Americas Retail segment increased by $0.4 million, or 6.7%, to $6.0 million for the quarter ended August 3, 2019, compared to $5.6 million in the same prior-year period. The increase reflects the favorable impact on earnings from higher product margins, partially offset by higher store selling expenses.

Americas Wholesale
Net revenue from our Americas Wholesale segment increased by $7.6 million, or 22.3%, to $41.9 million for the quarter ended August 3, 2019, compared to $34.3 million in the same prior-year period. In constant currency, net revenue increased by 22.4%, driven primarily by higher shipments in our U.S. wholesale business which was due partially to the favorable impact from timing of shipments. Currency translation fluctuations relating to our non-U.S. wholesale businesses had a minimal impact on net revenue during the quarter ended August 3, 2019.
Operating margin increased 460 basis points to 20.1% for the quarter ended August 3, 2019, compared to 15.5% in the same prior-year period, due primarily to higher gross margins. The higher gross margins were due primarily to higher initial markups and, to a lesser extent, lower markdowns.
Earnings from operations from our Americas Wholesale segment increased by $3.1 million, or 58.2%, to $8.4 million for the quarter ended August 3, 2019, compared to $5.3 million in the same prior-year period. The increase reflects the favorable impact on earnings from higher revenue and, to a lesser extent, higher gross margins.
Europe
Net revenue from our Europe segment increased by $28.5 million, or 9.1%, to $340.5 million for the quarter ended August 3, 2019, compared to $312.0 million in the same prior-year period. In constant currency, net revenue increased by 14.1%, driven primarily by higher wholesale shipments and, to a lesser extent, retail expansion. As of August 3, 2019, we directly operated 510 stores in Europe compared to 440 stores at August 4, 2018, excluding concessions, which represents a 15.9% increase over the same prior-year period. Comparable sales (including e-commerce) decreased 3% in U.S. dollars and increased 1% in constant currency compared to the same prior-year period. The inclusion of our e-commerce sales increased the comparable sales percentage by 3% in U.S. dollars and constant currency. Currency translation fluctuations relating to our European operations unfavorably impacted net revenue by $15.3 million.
Operating margin increased 540 basis points to 15.2% for the quarter ended August 3, 2019, compared to 9.8% in the same prior-year period, driven primarily by higher gross margins and, to a lesser extent, a lower SG&A rate. The higher gross margins were due primarily to higher initial markups and, to a lesser extent, lower distribution costs. The lower SG&A rate was due primarily to overall leveraging of expenses driven by higher wholesale and e-commerce shipments.
Earnings from operations from our Europe segment increased by $21.1 million, or 69.0%, to $51.6 million for the quarter ended August 3, 2019, compared to $30.5 million in the same prior-year period, driven primarily by the favorable impact on earnings from higher revenue and, to a lesser extent, higher product margins. Currency translation fluctuations relating to our European operations unfavorably impacted earnings from operations by $2.3 million.
Asia
Net revenue from our Asia segment increased by $0.5 million, or 0.6%, to $83.3 million for the quarter ended August 3, 2019, compared to $82.8 million in the same prior-year period. In constant currency, net revenue increased by 5.2%, driven primarily by retail expansion, partially offset by negative comparable sales. As of August 3, 2019, we and our partners operated 520 stores and 337 concessions in Asia, compared to 503 stores and 365 concessions at August 4, 2018. As of August 3, 2019, we directly operated 216 stores and 162 concessions in Asia, compared to 181 directly operated stores and 174 concessions at August 4, 2018. Comparable sales (including e-commerce) decreased 13% in U.S. dollars and 8% in constant currency. The inclusion of our e-commerce sales increased the comparable sales percentage by 1% in U.S. dollars and constant currency. Currency translation fluctuations relating to our Asian operations unfavorably impacted net revenue by $3.8 million.
Operating margin deteriorated 780 basis points to negative 5.8% for the quarter ended August 3, 2019, from 2.0% in the same prior-year period, due to lower gross margins and, to a lesser extent, a higher SG&A rate. The lower gross margins were driven primarily by higher markdowns and, to a lesser extent, overall deleveraging of occupancy costs. The higher SG&A rate was driven by overall deleveraging of expenses.

Loss from operations from our Asia segment was $4.8 million for the quarter ended August 3, 2019, compared to earnings from operations of $1.6 million in the same prior-year period. The deterioration was driven primarily by the unfavorable impact on earnings from lower gross margins.
Licensing
Net royalty revenue from our Licensing segment decreased by $1.2 million, or 5.9%, to $18.5 million for the quarter ended August 3, 2019, compared to $19.7 million in the same prior-year period.
Earnings from operations from our Licensing segment decreased by $1.9 million, or 10.8%, to $15.5 million for the quarter ended August 3, 2019, compared to $17.4 million in the same prior-year period. The decrease was driven by the unfavorable impact to earnings from lower revenue.
Corporate Overhead
Unallocated corporate overhead increased by $3.6 million to $29.2 million for the quarter ended August 3, 2019, compared to $25.6 million in the same prior-year period, due primarily to higher advertising expenses and, to a lesser extent, higher performance-based compensation, partially offset by lower expenses related to certain professional service and legal fees and related costs.
Six Months Ended August 3, 2019 and August 4, 2018
Consolidated Results
Net Revenue. Net revenue increased by $52.8 million, or 4.5%, to $1.22 billion for the six months ended August 3, 2019, compared to $1.17 billion for the six months ended August 4, 2018. In constant currency, net revenue increased by 8.6% as currency translation fluctuations relating to our foreign operations unfavorably impacted net revenue by $47.1 million compared to the same prior-year period. The increase was driven primarily by retail expansion in our international markets and, to a lesser extent, higher wholesale shipments in Europe and the U.S and positive comparable sales in Americas Retail and Europe.
Gross Margin. Gross margin increased 130 basis points to 36.7% for the six months ended August 3, 2019, compared to 35.4% in the same prior-year period, of which 70 basis points was due to a lower occupancy rate and 60 basis points was due to higher overall product margins. The lower occupancy rate was impacted by various drivers, with the largest relating to lower distribution costs mainly in Europe. The higher overall product margins were driven primarily by higher initial markups in Europe and Americas Retail.
Gross Profit. Gross profit increased by $34.2 million, or 8.3%, to $447.6 million for the six months ended August 3, 2019, compared to $413.4 million in the same prior-year period. The increase in gross profit, which included the unfavorable impact of currency translation, was due primarily to the favorable impact on gross profit from higher revenue and, to a lesser extent, higher gross margins. Currency translation fluctuations relating to our foreign operations unfavorably impacted gross profit by $16.2 million.
SG&A Rate. The Company’s SG&A rate increased 10 basis points to 34.6% for the six months ended August 3, 2019, compared to 34.5% in the same prior-year period. The Company’s SG&A rate included the favorable impact of 50 basis points from lower expenses related to certain professional service and legal fees and related costs which the Company otherwise would not have incurred as part of its business operations. Excluding these expenses, the Company’s SG&A rate would have increased 60 basis points driven primarily by higher corporate expenses due primarily to higher advertising expenses and, to a lesser extent, higher store selling expenses in Americas Retail, partially offset by leveraging of expenses, mainly in Europe.
SG&A Expenses. SG&A expenses increased by $20.0 million, or 5.0%, to $422.8 million for the six months ended August 3, 2019, compared to $402.8 million in the same prior-year period. The increase, which included the favorable impact of currency translation, was driven primarily by higher store selling expenses and, to a lesser extent, higher performance-based compensation. Currency translation fluctuations relating to our foreign operations favorably impacted SG&A expenses by $15.8 million.

Asset Impairment Charges. During the six months ended August 3, 2019, the Company recognized asset impairment charges of $3.3 million, compared to $3.7 million in the same prior-year period.
Net Gains on Lease Terminations. There were no net gains on lease terminations recorded during the six months ended August 3, 2019. During the six months ended August 4, 2018, the Company recorded net gains on lease terminations of $0.2 million related primarily to the early termination of certain lease agreements in North America.
Operating Margin. Operating margin increased 120 basis points to 1.8% for the six months ended August 3, 2019, compared to 0.6% in the same prior-year period. Lower expenses related to certain professional service and legal fees and related costs favorably impacted operating margin by 50 basis points during the quarter ended August 3, 2019 compared to the same prior-year period. Excluding the impact of these expenses, operating margin would have improved by 70 basis points compared to the same prior-year period. The impact of currency on operating margin for the first six months of fiscal 2020 was minimal.
Earnings from Operations.   Earnings from operations increased by $14.5 million, or 207.7%, to $21.5 million for the six months ended August 3, 2019, compared to $7.0 million in the same prior-year period. Currency translation fluctuations relating to our foreign operations unfavorably impacted earnings from operations by $0.1 million.
Interest Income (Expense), Net. Interest expense, net, was $5.5 million for the six months ended August 3, 2019, compared to interest income, net of $0.5 million for the six months ended August 4, 2018. The change was due primarily to $2.7 million in amortization of debt discount and higher interest expense related to the Company’s convertible senior notes during the quarter ended August 3, 2019 and, to a lesser extent, gains related to the impact of hedge ineffectiveness of foreign exchange currency contracts designated as cash flow hedges recognized during the six months ended August 4, 2018. As a result of the adoption of new guidance during the first quarter of fiscal 2020, there was no interest component recognized related to hedge ineffectiveness during the six months ended August 3, 2019.
Other Expense, Net. Other expense, net, was $4.3 million for the six months ended August 3, 2019, a deterioration of $3.0 million, compared to $1.3 million in the same prior-year period. The deterioration was due primarily to lower net unrealized and realized mark-to-market gains on revaluation of foreign exchange currency contracts and our proportionate share of net losses related to our minority investment in a privately-held apparel company, partially offset by higher unrealized gains on non-operating assets and lower net unrealized mark-to-market revaluations losses on foreign currency balances.
Income Tax Expense.  Income tax expense for the six months ended August 3, 2019 was $6.1 million, or a 52.2% effective tax rate, compared to $1.5 million, or a 24.0% effective tax rate, in the same prior-year period. Generally, income taxes for the interim periods are computed using the tax rate estimated to be applicable for the full fiscal year, adjusted for discrete items, which is subject to ongoing review and evaluation by management. The increase in the effective tax rate for six months ended August 3, 2019 was due primarily to the impact of discrete non-deductible expenses as compared to the same prior-year period and a shift in the distribution of earnings among the Company’s tax jurisdictions within the quarters of the current fiscal year.
Net Earnings Attributable to Noncontrolling Interests. Net earnings attributable to noncontrolling interests were $1.6 million, net of taxes, for the six months ended August 3, 2019, compared to $0.4 million, net of taxes, for the six months ended August 4, 2018.
Net Earnings Attributable to Guess?, Inc. Net earnings attributable to Guess?, Inc. decreased $0.4 million, or 8.4%, to $3.9 million for the six months ended August 3, 2019, from $4.3 million in the same prior-year period. Diluted earnings per share was flat at $0.05 for the six months ended August 3, 2019, compared to the six months ended August 4, 2018. We estimate that the unfavorable impact from additional interest expense recognized related to the convertible senior notes offset by the favorable impact from share repurchases had a net negative impact on diluted earnings per share of $0.04 for the six months ended August 3, 2019. We also estimate that the negative impact of currency on diluted earnings per share for the six months ended August 3, 2019 was approximately $0.05 per share. During the six months ended August 3, 2019, the Company recognized asset impairment charges of $3.3 million, certain professional services and legal fees and related costs of $0.7 million and amortization of debt discount related to the Company’s convertible senior notes of $2.7 million (or a combined $3.9 million after considering the related tax benefit and adjustments to uncertain tax positions excluded from results in prior years totaling $2.8 million), or an unfavorable impact of $0.05 per share. Excluding the impact of these items, adjusted net earnings attributable to Guess?, Inc. were $7.8 million and adjusted diluted earnings were $0.10 per common share during the six months ended August 3, 2019. We estimate that the unfavorable impact from additional interest expense recognized related to the convertible senior notes offset by the favorable impact from share repurchases had a net negative impact on adjusted diluted earnings per share of $0.01 for the six months ended August 3, 2019. During the six months ended August 4, 2018, the Company recognized certain professional services and legal fees and related costs of $5.8 million, asset impairment charges of $3.7 million and net gains on lease terminations of $0.2 million (or $7.3 million after considering the related tax benefit of these adjustments of $2.1 million), or an unfavorable $0.09 per share impact. Excluding the impact of these items, adjusted net earnings attributable to Guess?, Inc. were $11.6 million and adjusted diluted earnings per share were $0.14 per common share during the six months ended August 4, 2018. References to financial results excluding the impact of these items are non-GAAP measures and are addressed below under “Non-GAAP Measures.”
Information by Business Segment
The following table presents our net revenue and earnings (loss) from operations by segment for the six months ended August 3, 2019 and August 4, 2018 (dollars in thousands):

	Six Months Ended
	Aug 3, 2019	Aug 4, 2018	Change	% Change
Net revenue:
Americas Retail	$375,389	$368,465	$6,924	1.9%
Americas Wholesale	88,107	74,932	13,175	17.6%
Europe	550,564	517,433	33,131	6.4%
Asia	168,491	166,837	1,654	1.0%
Licensing	37,360	39,493	(2,133)	(5.4%)
Total net revenue	$1,219,911	$1,167,160	$52,751	4.5%
Earnings (loss) from operations:
Americas Retail	$4,145	$(98)	$4,243	4,329.6%
Americas Wholesale	16,236	11,351	4,885	43.0%
Europe	35,267	10,198	25,069	245.8%
Asia	(8,003)	5,699	(13,702)	(240.4%)
Licensing	32,191	34,923	(2,732)	(7.8%)
Total segment earnings from operations	79,836	62,073	17,763	28.6%
Corporate overhead	(55,041)	(51,492)	(3,549)	6.9%
Asset impairment charges	(3,279)	(3,740)	461	(12.3%)
Net gains on lease terminations	—	152	(152)	(100.0%)
Total earnings from operations	$21,516	$6,993	$14,523	207.7%
Operating margins:
Americas Retail	1.1%	(0.0%)
Americas Wholesale	18.4%	15.1%
Europe	6.4%	2.0%
Asia	(4.7%)	3.4%
Licensing	86.2%	88.4%
Total Company	1.8%	0.6%
Americas Retail
Net revenue from our Americas Retail segment increased by $6.9 million, or 1.9%, to $375.4 million for the six months ended August 3, 2019, compared to $368.5 million in the same prior-year period. In constant currency, net revenue increased by 2.5%, driven primarily by positive comparable sales, partially offset by store closures.

Comparable sales (including e-commerce) increased 3% in U.S. dollars and constant currency. The inclusion of our e-commerce sales increased the comparable sales percentage by 1% in U.S. dollars and had a minimal impact in constant currency. The store base for the U.S. and Canada decreased by an average of 11 net stores during the six months ended August 3, 2019 compared to the same prior-year period, resulting in a 3.2% net decrease in overall square footage. Currency translation fluctuations relating to our non-U.S. retail stores and e-commerce sites had a negative impact of $2.2 million on net revenue during the six months ended August 3, 2019.
Operating margin increased 110 basis points to 1.1% for the six months ended August 3, 2019, compared to relatively breakeven in the same prior-year period, due primarily to higher gross margins, partially offset by a higher SG&A rate. The higher gross margins were driven primarily by higher initial markups and, to a lesser extent, overall leveraging of occupancy costs due primarily to positive comparable store sales, partially offset by higher markdowns. The higher SG&A rate was driven primarily by higher store selling expenses due primarily to wage pressures.
Earnings from operations from our Americas Retail segment was $4.1 million for the six months ended August 3, 2019, compared to loss from operations of $0.1 million in the same prior-year period. The improvement reflects the favorable impact on earnings from higher revenues and, to a lesser extent, lower occupancy costs, partially offset by higher store selling expenses.
Americas Wholesale
Net revenue from our Americas Wholesale segment increased by $13.2 million, or 17.6%, to $88.1 million for the six months ended August 3, 2019, compared to $74.9 million in the same prior-year period. In constant currency, net revenue increased by 18.7%, driven primarily by higher shipments in our U.S. wholesale business which was due partially to the favorable impact from timing of shipments. Currency translation fluctuations relating to our non-U.S. wholesale businesses unfavorably impacted net revenue by $0.8 million.
Operating margin increased 330 basis points to 18.4% for the six months ended August 3, 2019, compared to 15.1% in the same prior-year period, due primarily to higher gross margins. The higher gross margins were driven primarily by higher initial markups and, to a lesser extent, lower markdowns.
Earnings from operations from our Americas Wholesale segment increased by $4.9 million, or 43.0%, to $16.2 million for the six months ended August 3, 2019, compared to $11.4 million in the same prior-year period, driven primarily by the favorable impact on earnings from higher revenue and, to a lesser extent, higher gross margins.
Europe
Net revenue from our Europe segment increased by $33.1 million, or 6.4%, to $550.6 million for the six months ended August 3, 2019, compared to $517.4 million in the same prior-year period. In constant currency, net revenue increased by 13.3%, driven primarily by the favorable impact from retail expansion and, to a lesser extent, higher shipments in our European wholesale business and positive comparable sales. Comparable sales (including e-commerce) decreased 2% in U.S. dollars and 4% in constant currency compared to the same prior-year period. The inclusion of our e-commerce sales increased the comparable sales percentage by 3% in U.S. dollars and constant currency. Currency translation fluctuations relating to our European operations unfavorably impacted net revenue by $35.9 million.
Operating margin increased 440 basis points to 6.4% for the six months ended August 3, 2019, from 2.0% in the same prior-year period, driven by higher gross margins and, to a lesser extent, a lower SG&A rate. The higher gross margins were due primarily to higher initial markups. The lower SG&A rate was due primarily to overall leveraging of expenses driven by higher wholesale and e-commerce shipments.
Earnings from operations from our Europe segment increased by $25.1 million, or 245.8%, to $35.3 million for the six months ended August 3, 2019, compared to $10.2 million in the same prior-year period. The increase was driven primarily by the favorable impact on earnings from higher revenue and, to a lesser extent, higher product margins, partially offset by higher occupancy costs and store selling expenses driven primarily by retail expansion. Currency translation fluctuations relating to our European operations unfavorably impacted earnings from operations by $0.6 million.
Asia
Net revenue from our Asia segment increased by $1.7 million, or 1.0%, to $168.5 million for the six months ended August 3, 2019, compared to $166.8 million in the same prior-year period. In constant currency, net revenue increased by 5.9%, driven primarily by retail expansion, partially offset by negative comparable sales. Comparable sales (including e-commerce) decreased 14% in U.S. dollars and 9% in constant currency compared to the same prior-year period. The inclusion of our e-commerce sales increased the comparable sales percentage by 1% in U.S. dollars and constant currency. Currency translation fluctuations relating to our Asian operations unfavorably impacted net revenue by $8.2 million.
Operating margin deteriorated 810 basis points to negative 4.7% for the six months ended August 3, 2019, compared to 3.4% in the same prior-year period, due to a higher SG&A rate, and to a lesser extent, lower gross margins. The higher SG&A rate was driven by overall deleveraging of expenses. The lower gross margins were driven primarily by higher markdowns.
Loss from operations from our Asia segment was $8.0 million for the six months ended August 3, 2019, compared to earnings from operations of $5.7 million in the same prior-year period, driven primarily by the unfavorable impact on earnings from higher SG&A expenses and, to a lesser extent, lower gross margins.
Licensing
Net royalty revenue from our Licensing segment decreased by $2.1 million, or 5.4%, to $37.4 million for the six months ended August 3, 2019, compared to $39.5 million in the same prior-year period.
Earnings from operations from our Licensing segment decreased by $2.7 million, or 7.8%, to $32.2 million for the six months ended August 3, 2019, compared to $34.9 million in the same prior-year period. The decrease was driven by the unfavorable impact to earnings from lower revenue.
Corporate Overhead
Unallocated corporate overhead increased by $3.5 million to $55.0 million for the six months ended August 3, 2019, compared to $51.5 million in the same prior-year period, due primarily to higher performance-based compensation and, to a lesser extent, higher advertising expenses, partially offset by lower expenses related to certain professional service and legal fees and related costs.
Non-GAAP Measures
The Company’s reported financial results are presented in accordance with GAAP. The reported net earnings attributable to Guess?, Inc. and diluted earnings per share for the three and six months ended August 3, 2019 reflect the impact of asset impairment charges, certain professional service and legal fees and related costs, amortization of debt discount on the Company’s convertible senior notes and the tax effects of these adjustments as well as adjustments to uncertain tax positions excluded from results in prior years. The reported net earnings attributable to Guess?, Inc. and diluted earnings per share for the three and six months ended August 4, 2018 reflect the impact of certain professional service and legal fees and related costs, asset impairment charges, net gains on lease terminations and the tax effects of these adjustments, where applicable. These items affect the comparability of the Company’s reported results. The financial results are also presented on a non-GAAP basis, as defined in Section 10(e) of Regulation S-K of the SEC, to exclude the effect of these items. The Company believes that these items are not indicative of the underlying performance of its business and that the “non-GAAP” or “adjusted” information provided is useful for investors to evaluate the comparability of the Company’s operating results and its future outlook when reviewed in conjunction with the Company’s GAAP financial statements. The non-GAAP measures are provided in addition to, and not as alternatives for, the Company’s reported GAAP results.
The adjusted measures for the three months ended August 3, 2019 exclude the impact of asset impairment charges of $1.5 million, certain professional services and legal fees and related costs of $0.4 million and amortization of debt discount on the Company’s convertible senior notes of $2.4 million. The asset impairment charges related primarily to the impairment of certain retail locations in North America resulting from under-performance and expected store closures. These items resulted in a combined $2.1 million impact (after considering the related tax benefit and adjustments to uncertain tax positions excluded from results in prior years totaling $2.3 million), or an unfavorable $0.03 per share impact during the three months ended August 3, 2019. Net earnings attributable to Guess?, Inc. were $25.3 million and diluted earnings were $0.35 per common share for the three months ended August 3, 2019. Excluding the impact of these items, adjusted net earnings attributable to Guess?, Inc. were $27.4 million and adjusted diluted earnings were $0.38 per common share for the three months ended August 3, 2019.
The adjusted measures for the six months ended August 3, 2019 exclude the impact of asset impairment charges of $3.3 million, certain professional services and legal fees and related costs of $0.7 million and amortization of debt discount on the Company’s convertible senior notes of $2.7 million. The asset impairment charges related primarily to the impairment of certain retail locations in Europe and North America resulting from under-performance and expected store closures. These items resulted in a combined $3.9 million impact (after considering the related tax benefit and adjustments to uncertain tax positions excluded from results in prior years totaling $2.8 million), or an unfavorable $0.05 per share impact during the six months ended August 3, 2019. Net earnings attributable to Guess?, Inc. were $3.9 million and diluted earnings were $0.05 per common share for the six months ended August 3, 2019. Excluding the impact of these items, adjusted net earnings attributable to Guess?, Inc. were $7.8 million and adjusted diluted earnings were $0.10 per common share for the six months ended August 3, 2019.
The adjusted measures for the three months ended August 4, 2018 exclude the impact of asset impairment charges of $3.0 million and certain professional services and legal fees and related costs of $2.0 million. The asset impairment charges related primarily to the impairment of certain retail locations in Europe and North America resulting from under-performance and expected store closures. These items resulted in a $3.9 million impact (after considering the related tax benefit of $1.1 million), or an unfavorable $0.05 per share impact during the three months ended August 4, 2018. Net earnings attributable to Guess?. Inc. were $25.5 million and diluted earnings were $0.31 per common share for the three months ended August 4, 2018. Excluding the impact of these items, adjusted net earnings attributable to Guess?, Inc. were $29.5 million and adjusted diluted earnings were $0.36 per common share for the three months ended August 4, 2018.
The adjusted measures for the six months ended August 4, 2018 exclude the impact of certain professional services and legal fees and related costs of $5.8 million, asset impairment charges of $3.7 million and net gains on lease terminations of $0.2 million. The asset impairment charges related primarily to the impairment of certain retail locations in Europe and North America resulting from under-performance and expected store closures. The net gains on lease terminations related primarily to the early termination of certain lease agreements in North America. During the six months ended August 4, 2018, these items resulted in a combined $7.3 million impact (after considering the related tax benefit of $2.1 million), or an unfavorable $0.09 per share impact during the six months ended August 4, 2018. Net earnings attributable to Guess?, Inc. were $4.3 million and diluted earnings were $0.05 per share for the six months ended August 4, 2018. Excluding the impact of these items, adjusted net earnings attributable to Guess?, Inc. were $11.6 million and adjusted diluted earnings were $0.14 per common share for the six months ended August 4, 2018.
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
Liquidity and Capital Resources
We need liquidity globally primarily to fund our working capital, occupancy costs, expansion plans, remodeling and rationalization of our retail stores, shop-in-shop programs, concessions, systems, infrastructure, other existing operations, international growth and potential acquisitions and investments. In addition, in the U.S. we need liquidity to fund share repurchases, payment of dividends to our stockholders and interest payments on our debt. Generally, our working capital needs are highest during the late summer and fall as our inventories increase before the holiday selling period. During the six months ended August 3, 2019, we relied primarily on the trade credit, available cash, real estate and other operating leases, finance leases, proceeds from the issuance of convertible senior notes, proceeds from short-term lines of credit and internally generated funds to finance our operations, share repurchases, payment of dividends and expansion. We anticipate that we will be able to satisfy our ongoing cash requirements during the next twelve months for working capital, capital expenditures, payments on our debt, finance leases and operating leases as well as lease termination payments, potential acquisitions and investments, share repurchases and dividend payments to stockholders, primarily with cash flow from operations and existing cash balances as supplemented by borrowings under our existing Credit Facility in the U.S. and Canada as well as bank facilities in Europe and China as needed. We expect to settle the principal amount of our outstanding convertible senior notes in 2024 in cash and any excess in shares. Such arrangements are described further in “Part I, Item 1. Financial Statements – Note 9 – Borrowings and Finance Lease Obligations” and “Part I, Item 1. Financial Statements – Note 10 – Convertible Senior Notes and Related Transactions” of this Form 10-Q. Due to the seasonality of our business and cash needs, including to help fund our continuing retail expansion plans, we may increase borrowings under our established credit facilities from time-to-time, during the next twelve months.
In December 2017, the U.S. government enacted the Tax Reform, which significantly changed the U.S. corporate income tax laws, including moving from a global taxation regime to a territorial regime and lowering the future U.S. federal tax rate from 35% to 21%. The Tax Reform also required a one-time mandatory transition tax on accumulated foreign earnings. Any income tax payable related to the transition tax is due over an eight-year period beginning in calendar 2018. The Company determined that in the event certain proposed legislation is passed in the future, the Company could have tax liabilities of approximately $25.8 million. Therefore, the Company accrued such amount in the fourth quarter of fiscal 2019. During the second quarter of fiscal 2020, the Company revised its tax liability estimation and related accrual to $23.2 million. The balance related to this transition tax included in other long-term liabilities was $23.2 million and $25.8 million as of August 3, 2019 and February 2, 2019, respectively.
The Company has historically considered the undistributed earnings of its foreign subsidiaries to be indefinitely reinvested. As a result of the Tax Reform, the Company had a substantial amount of previously taxed earnings that could be distributed to the U.S. without additional U.S. taxation. The Company continues to evaluate its plans for reinvestment or repatriation of unremitted foreign earnings and regularly review its cash positions and determination of permanent reinvestment of foreign earnings. If the Company determines that all or a portion of such foreign earnings are no longer indefinitely reinvested, it may be subject to additional foreign withholding taxes and U.S. state income taxes, beyond the Tax Reform’s one-time transition tax. The Company intends to indefinitely reinvest the remaining earnings from the Company’s foreign subsidiaries for which a deferred tax liability has not already been recorded. As of August 3, 2019, the Company had cash and cash equivalents of $131.1 million, of which approximately $29.7 was held in the U.S.
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
The Company has presented below the cash flow performance comparison of the six months ended August 3, 2019, compared to the six months ended August 4, 2018.
Operating Activities
Net cash used in operating activities was $23.0 million for the six months ended August 3, 2019, compared to $21.7 million for the six months ended August 4, 2018, or a deterioration of $1.3 million. This deterioration was driven primarily by changes in working capital due mainly to increased payments on accounts payable and accrued expenses, of which $45.6 million related to payment of the European Commission fine. The increase in payments was partially offset by lower inventory purchases and the favorable impact on receivables from timing of shipments during the six months ended August 3, 2019 compared to the same prior-year period.
Investing Activities
Net cash used in investing activities was $33.9 million for the six months ended August 3, 2019, compared to $53.2 million for the six months ended August 4, 2018. Net cash used in investing activities for the six months ended August 3, 2019 related primarily to capital expenditures incurred on retail expansion, investments in technology infrastructure and existing store remodeling programs. In addition, settlements of forward exchange currency contracts, purchases of investments, the cost of any business acquisitions and proceeds from the disposition of long-term assets are also included in cash flows used in investing activities.
The decrease in cash used in investing activities was driven primarily by lower spending on retail expansion during the six months ended August 3, 2019 compared to the same prior-year period. During the six months ended August 3, 2019, the Company opened 43 directly operated stores compared to 60 directly operated stores that were opened in the same prior-year period.
Financing Activities
Net cash used in financing activities was $18.5 million for the six months ended August 3, 2019, compared to $56.8 million for the six months ended August 4, 2018. Net cash used in financing activities for the six months ended August 3, 2019 related primarily to repurchases of shares of the Company’s common stock and payment of dividends, partially offset by net proceeds from the issuance of convertible senior notes, related warrants and short-term borrowings. In addition, payments related to finance lease obligations and borrowings and cash activity from the issuance of common stock under our equity plans are also included in cash flows used in financing activities.
The decrease in cash used in financing activities was driven primarily by net proceeds received from the issuance of convertible senior notes and related warrants and short-term borrowings during the six months ended August 3, 2019. This was partially offset by higher investments made in share repurchases, which included shares repurchased under the Company’s accelerated share repurchase agreement, during the six months ended August 3, 2019 compared to the same prior-year period.

Effect of Exchange Rates on Cash, Cash Equivalents and Restricted Cash
During the six months ended August 3, 2019, changes in foreign currency translation rates decreased our reported cash, cash equivalents and restricted cash balance by $4.0 million. This compares to a decrease of $16.6 million in cash, cash equivalents and restricted cash driven by changes in foreign currency translation rates during the six months ended August 4, 2018.
Working Capital
As of August 3, 2019, the Company had net working capital (including cash and cash equivalents) of $294.2 million, compared to $545.3 million at February 2, 2019 and $583.1 million at August 4, 2018. The decrease in net working capital as of August 3, 2019 was driven primarily by the recognition of the current portion of operating lease liabilities of $213.9 million resulting from the adoption of a comprehensive new lease standard during the first quarter of fiscal 2020.
The Company’s primary working capital needs are for accounts receivable and inventory. Accounts receivable increased by $9.6 million, or 3.4%, to $293.0 million as of August 3, 2019, compared to $283.4 million at August 4, 2018. On a constant currency basis, accounts receivable increased by $20.1 million, or 7.1%, when compared to August 4, 2018. The increase was driven primarily by higher wholesale shipments during the six months ended August 3, 2019 compared to the same prior-year period.
The accounts receivable balance consists of trade receivables relating primarily to the Company’s wholesale business in Europe and, to a lesser extent, to its wholesale businesses in the Americas and Asia, royalty receivables relating to its licensing operations, credit card and retail concession receivables related to its retail businesses and certain other receivables. As of August 3, 2019, approximately 52% of our total net trade receivables and 62% of our European net trade receivables were subject to credit insurance coverage, certain bank guarantees or letters of credit for collection purposes. Our credit insurance coverage contains certain terms and conditions specifying deductibles and annual claim limits.
Inventory increased by $19.7 million, or 4.2%, to $484.2 million as of August 3, 2019, compared to $464.5 million at August 4, 2018. On a constant currency basis, inventory increased by $33.4 million, or 7.2%, when compared to August 4, 2018. The increase in inventory was driven primarily by retail expansion in our international markets and, to a lesser extent, some excess inventory from the prior year.
Capital Expenditures
Gross capital expenditures totaled $34.6 million, before deducting lease incentives of $4.0 million, for the six months ended August 3, 2019. This compares to gross capital expenditures of $46.0 million, before deducting lease incentives of $4.9 million for the six months ended August 4, 2018.
The Company’s investments in capital for the full fiscal year 2020 are planned between $63 million and $68 million. The planned investments in capital are related primarily to retail and e-commerce expansion in Europe and Asia, existing store remodeling programs as well as continued investments in technology to support our long-term growth plans.
We will periodically evaluate strategic acquisitions and alliances and pursue those that we believe will support and contribute to our overall growth initiatives.
Dividends
On August 28, 2019, the Company announced a regular quarterly cash dividend of $0.1125 per share on the Company’s common stock. The cash dividend will be paid on September 27, 2019 to shareholders of record as of the close of business on September 11, 2019.

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
Share Repurchases
On June 26, 2012, the Company’s Board of Directors authorized a program to repurchase, from time-to-time and as market and business conditions warrant, up to $500 million of the Company’s common stock. Repurchases under the program may be made on the open market or in privately negotiated transactions, pursuant to Rule 10b5-1 trading plans or other available means. There is no minimum or maximum number of shares to be repurchased under the program, which may be discontinued at any time, without prior notice. During the six months ended August 3, 2019, the Company repurchased 11,013,304 shares under the program at an aggregate cost of $212.5 million, which is inclusive of the initial shares repurchased under the ASR Contract as described below. As of August 3, 2019, the Company had remaining authority under the program to purchase $94.1 million of its common stock.
On April 26, 2019, pursuant to existing stock repurchase authorizations, the Company entered into an ASR Contract with the ASR Counterparty to repurchase an aggregate of $170 million of the Company’s common stock. Under the ASR Contract, the Company made an initial payment of $170 million to the ASR Counterparty and received an initial delivery of approximately 5.2 million shares of common stock, which represented approximately $102 million (or 60%) of the ASR Contract. The remaining balance of $68 million was classified as an equity forward contract and recorded in paid-in capital within shareholders’ equity as of August 3, 2019.
On September 4, 2019 (subsequent to the second quarter of fiscal 2020), the Company received a final delivery of 5.4 million shares under its ASR Contract entered into in April 2019, which amount was determined based on the daily volume-weighted average price since the effective date of the ASR Contract, less the applicable contractual discount. When combined with the 5.2 million upfront shares received at the inception of the ASR in April 2019, the Company repurchased approximately 10.6 million of its shares under the ASR at an average repurchase price of $16.09 per share. All shares were repurchased in accordance with the Company’s publicly announced ASR program, which is now complete. The shares delivered under the ASR Contract reduced the Company’s outstanding shares, and going forward that will have the effect of reducing its weighted average number of common shares outstanding for purposes of calculating basic and diluted earnings per share.
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
As a non-qualified pension plan, no dedicated funding of the SERP is required; however, the Company has made periodic payments into insurance policies held in a rabbi trust to fund the expected obligations arising under the non-qualified SERP. The amount of any future payments into the insurance policies, if any, may vary depending on investment performance of the trust. The cash surrender values of the insurance policies were $63.9 million and $61.7 million as of August 3, 2019 and February 2, 2019, respectively, and were included in other assets in the Company’s condensed consolidated balance sheets. As a result of changes in the value of the insurance policy investments, the Company recorded unrealized gains (losses) of $(0.2) million and $3.0 million in other income

(expense) during the three and six months ended August 3, 2019, respectively, and unrealized gains of $1.7 million and $0.7 million in other income (expense) during the three and six months ended August 4, 2018, respectively. The projected benefit obligation was $52.3 million and $52.2 million as of August 3, 2019 and February 2, 2019, respectively, and was included in accrued expenses and other long-term liabilities in the Company’s condensed consolidated balance sheets depending on the expected timing of payments. SERP benefit payments of $0.4 million and $0.8 million were made during the three and six months ended August 3, 2019, respectively. SERP benefit payments of $0.4 million and $0.8 million were made during the three and six months ended August 4, 2018, respectively.
Contractual Obligations and Commitments
During the six months ended August 3, 2019, the Company issued convertible senior notes and borrowed upon certain short-term borrowing arrangements in Europe. See “Part I, Item 1. Financial Statements – Note 10 – Convertible Senior Notes and Related Transactions” and “Part I, Item 1. Financial Statements – Note 9 – Borrowings and Finance Lease Obligations” for further information on these arrangements. As of August 3, 2019, there were no other material changes to our contractual obligations and commitments outside the ordinary course of business compared to the disclosures included in our Form 10-K for the fiscal year ended February 2, 2019.
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
U.S. and Canada Backlog. Our U.S. and Canadian wholesale backlog as of September 3, 2019, consisting primarily of orders for fashion apparel, was $42.0 million in constant currency, compared to $50.9 million at September 4, 2018, a decrease of 17.6%. We estimate that if we were to normalize the orders for the scheduling of market weeks, the current backlog would have decreased by 11.5% compared to the prior year.
Europe Backlog. As of September 1, 2019, the European wholesale backlog was €268.0 million, compared to €229.8 million at September 2, 2018, an increase of 16.6%. The backlog as of September 1, 2019 is comprised of sales orders for the Fall/Winter 2019 and Spring/Summer 2020 seasons.
Application of Critical Accounting Policies
Our critical accounting policies reflecting our estimates and judgments are described in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the fiscal year ended February 2, 2019 filed with the SEC on March 29, 2019. There have been no significant changes to our critical accounting policies other than the implementation of a comprehensive new lease standard during the first quarter of fiscal 2020. See “Part I, Item 1. Financial Statements – Note 2 – Lease Accounting” for further information on our accounting policies related to the implementation of the comprehensive new lease standard.
Recently Issued Accounting Guidance
See “Part I, Item 1. Financial Statements – Note 1 – Basis of Presentation and New Accounting Guidance” for disclosures about recently issued accounting guidance.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk.
Exchange Rate Risk
More than half of product sales and licensing revenue recorded for the six months ended August 3, 2019 were denominated in currencies other than the U.S. dollar. The Company’s primary exchange rate risk relates to operations in Europe, Canada, South Korea, China, Hong Kong and Mexico. Changes in currencies affect our earnings in various ways. For further discussion on currency-related risk, please refer to our risk factors under “Part I, Item 1A. Risk Factors” contained in the Company’s most recent Annual Report on Form 10-K for the fiscal year ended February 2, 2019.
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
During the six months ended August 3, 2019, the total foreign currency translation adjustment decreased stockholders’ equity by $17.4 million, driven primarily by the weakening of the U.S. dollar against the euro.
Foreign Currency Transaction Gains and Losses
Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency, including gains and losses on foreign exchange currency contracts (see below), are included in the condensed consolidated statements of income. Net foreign currency transaction losses of $1.3 million and $4.8 million were included in the determination of net earnings for the six months ended August 3, 2019 and August 4, 2018, respectively.

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
Foreign Exchange Currency Contracts Designated as Cash Flow Hedges
During the six months ended August 3, 2019, the Company purchased U.S. dollar forward contracts in Europe totaling US$68.6 million that were designated as cash flow hedges. As of August 3, 2019, the Company had forward contracts outstanding for its European operations of US$151.8 million to hedge forecasted merchandise purchases, which are expected to mature over the next 13 months. The Company’s foreign exchange currency contracts are recorded in its condensed consolidated balance sheet at fair value based on quoted market rates. Changes in the fair value of the U.S. dollar forward contracts, designated as cash flow hedges for forecasted merchandise purchases, are recorded as a component of accumulated other comprehensive income (loss) within stockholders’ equity and are recognized in cost of product sales in the period that approximates the time the hedged merchandise inventory is sold. Changes in the fair value of the U.S. dollar forward contracts, designated as cash flow hedges for forecasted intercompany royalties, are recorded as a component of accumulated other comprehensive income (loss) within stockholders’ equity and are recognized in other income (expense) in the period in which the royalty expense is incurred.
As of August 3, 2019, accumulated other comprehensive income (loss) related to foreign exchange currency contracts included a net unrealized gain of approximately $9.1 million, net of tax, which $7.5 million will be recognized in cost of product sales over the following 12 months, at the then current values on a pre-tax basis, which can be different than the current quarter-end values.
As of August 3, 2019, the net unrealized gain of the remaining open forward contracts recorded in the Company’s condensed consolidated balance sheet was approximately $5.9 million.
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
Foreign Exchange Currency Contracts Not Designated as Hedging Instruments
The Company has foreign exchange currency contracts that are not designated as hedging instruments for accounting purposes. Changes in fair value of foreign exchange currency contracts not designated as hedging instruments are reported in net earnings (loss) as part of other income (expense). For the six months ended August 3, 2019, the Company recorded a net gain of $0.8 million for its euro dollar foreign exchange currency contracts not designated as hedges, which has been included in other expense. As of August 3, 2019, the Company had euro foreign exchange currency contracts to purchase US$14.1 million expected to mature over the next one month. As of August 3, 2019, the net unrealized gain of these open forward contracts recorded in the Company’s condensed consolidated balance sheet was approximately $1.0 million.

At February 2, 2019, the Company had euro foreign exchange currency contracts to purchase US$8.2 million. At February 2, 2019, the net unrealized gain of these open forward contracts recorded in the Company’s condensed consolidated balance sheet was approximately $0.6 million.
Sensitivity Analysis
As of August 3, 2019, a sensitivity analysis of changes in foreign currencies when measured against the U.S. dollar indicates that, if the U.S. dollar had uniformly weakened by 10% against all of the U.S. dollar denominated foreign exchange derivatives totaling US$165.9 million, the fair value of the instruments would have decreased by $18.4 million. Conversely, if the U.S. dollar uniformly strengthened by 10% against all of the U.S. dollar denominated foreign exchange derivatives, the fair value of these instruments would have increased by $15.1 million. Any resulting changes in the fair value of the hedged instruments may be partially offset by changes in the fair value of certain balance sheet positions (primarily U.S. dollar denominated liabilities in our foreign operations) impacted by the change in the foreign currency rate. The ability to reduce the exposure of currencies on earnings depends on the magnitude of the derivatives compared to the balance sheet positions during each reporting cycle.
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
As of August 3, 2019, accumulated other comprehensive income (loss) related to the interest rate swap agreement included a net unrealized loss of less than $0.1 million, net of tax, which will be recognized in interest expense after the following 12 months, at the then current values on a pre-tax basis, which can be different than the current quarter-end values. As of August 3, 2019, the net unrealized loss of the interest rate swap recorded in the Company’s condensed consolidated balance sheet was approximately $0.1 million. As of February 2, 2019, the net unrealized gain of the interest rate swap recorded in the Company’s condensed consolidated balance sheet was approximately $1.0 million.
Sensitivity Analysis
As of August 3, 2019, the Company had indebtedness related to a real estate secured term loan of $19.4 million and finance lease obligations of $18.1 million. The real estate secured term loan is covered by a separate interest rate swap agreement with a swap fixed interest rate of approximately 3.06% that matures in January 2026. The interest rate swap agreement is designated as a cash flow hedge and converts the nature of the Company’s real estate secured term loan from LIBOR floating-rate debt to fixed-rate debt. The finance lease obligations are based on fixed interest rates derived from the respective agreements.
As of August 3, 2019, the Company also had borrowings under its short-term borrowing arrangements of $27.8 million which are based on variable rates of interest. Accordingly, changes in interest rates would impact the Company’s results of operations in future periods. A 100 basis point increase in interest rates would not have a significant effect on interest expense for the six months ended August 3, 2019.
The fair values of the Company’s debt instruments are based on the amount of future cash flows associated with each instrument discounted using the Company’s incremental borrowing rate. As of August 3, 2019 and February 2, 2019, the carrying value was not materially different from fair value, as the interest rates on the Company’s debt approximated rates currently available to the Company. The fair value of the Company’s convertible senior notes is determined based on inputs that are observable in the market and have been classified as Level 2 in the fair value hierarchy.
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
There was no change in our internal control over financial reporting during the second quarter of fiscal 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
As of August 3, 2019, we had approximately $19.4 million of secured indebtedness, $330.6 million of senior unsecured indebtedness at maturity and approximately $246.5 million of trade payables on a consolidated basis.
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
Certain provisions in the Indenture could make a third-party attempt to acquire us more difficult or expensive. For example, if a takeover constitutes a fundamental change, then noteholders will have the right to require us to repurchase their Notes for cash. In addition, if a takeover constitutes a make-whole fundamental change, then we may be required to temporarily increase the conversion rate. As well, the Indenture prohibits us from engaging in certain mergers or acquisitions unless, among other things, the surviving entity assumes our obligations under the Notes. In such cases, and in other cases, our obligations under the Notes and the Indenture could increase the cost of acquiring us or otherwise discourage a third-party from acquiring us or removing incumbent management, including in a transaction that noteholders or holders of our common stock may view as favorable.
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
We are subject to counterparty risk with respect to the Notes’ hedge transactions.
The hedge counterparties are financial institutions, and we are subject to the risk that they might default under the convertible note hedge transactions. Our exposure to the credit risk of the hedge counterparties is not secured by any collateral. Global economic conditions have from time to time resulted in the actual or perceived failure or financial difficulties of many financial institutions, including the bankruptcy filing by Lehman Brothers Holdings Inc. and its various affiliates. If any hedge counterparty becomes subject to insolvency proceedings, we will become an unsecured creditor in those proceedings with a claim equal to our exposure at that time under our transactions with such hedge counterparty. Our exposure will depend on many factors, but, generally, the increase in our exposure will be correlated to the increase in the market price and in the volatility of our common stock. In addition, upon a default by a hedge counterparty, we may suffer adverse tax consequences and more dilution than we currently anticipate with respect to our common stock. We can provide no assurances as to the financial stability or viability of the hedge counterparties.
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
Our repurchases of shares of our common stock may affect the value of the Notes and our common stock.
After effectuating the convertible note hedge transactions, we used substantially all of the net proceeds of the Notes offering to repurchase shares of our common stock pursuant to our $500 million share repurchase program. Some of these transactions were effected by repurchases from purchasers of the Notes in privately negotiated transactions through the initial purchaser or its affiliate, as our agent, concurrently with the closing of the Notes offering, and we may continue to effect repurchases in open market or other transactions from time to time in the future. These activities and our other repurchases of shares of our common stock may cause or avoid an increase or a decrease in the market price of our common stock or the Notes and add volatility. There can be no assurance that repurchases will be made at the best possible price. Potential risks and uncertainties also include, but are not necessarily limited to, the amount and timing of future share repurchases and the origin of funds used for such repurchases. The existence of a share repurchase program could also cause the market price of our common stock to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity for our common stock. Depending on market conditions and other factors, these repurchases may be commenced or suspended from time to time. Any such suspension could cause the market price of our common stock to decline.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
Items (a) and (b) are not applicable.
Item (c).  Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs[1]
May 5, 2019 to June 1, 2019
Repurchase program[2]	—	—	—	$105,137,922
Employee transactions[3]	139	$19.75	—
June 2, 2019 to July 6, 2019
Repurchase program[2]	749,252	$14.67	749,252	$94,149,167
Employee transactions[3]	1,365	$15.73	—
July 7, 2019 to August 3, 2019
Repurchase program[2]	—	—	—	$94,149,167
Employee transactions[3]	2,000	$16.33	—
Total
Repurchase program[2]	749,252	$14.67	749,252
Employee transactions[3]	3,504	$16.23	—
______________________________________________________________________
Notes:

[1]
On April 26, 2019, pursuant to existing stock repurchase authorizations, the Company entered into an accelerated share repurchase agreement (the “ASR Contract”) with JPMorgan Chase Bank, National Association (the “ASR Counterparty”) to repurchase an aggregate of $170 million of the Company’s common stock. Upon the terms of the ASR Contract, the Company made an initial payment of $170 million to the ASR Counterparty and received an initial delivery of 5.2 million shares of common stock, which represented approximately $102 million (or 60%) of the ASR Contract. The remaining balance of $68 million was classified as an equity forward contract and has reduced the maximum dollar value of shares that may yet be purchased under the Company’s repurchase program. The equity forward contract was settled in September 2019. Refer to “Part I, Item 1. Financial Statements – Note 4 – Stockholders’ Equity – Share Repurchase Program” for further information.

[2]
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

[3]
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

*†10.1.	Restricted Stock Unit Agreement dated as of June 20, 2019 for Paul Marciano.
†31.1.	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
†31.2.	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
††32.1.	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
††32.2.	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
†101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
†101.SCH	XBRL Taxonomy Extension Schema Document
†101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
†101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
†101.LAB	XBRL Taxonomy Extension Label Linkbase Document
†101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
†104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
_______________________________________________________________________________

*	Management Contract or Compensatory Plan
†	Filed herewith
††	Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Guess?, Inc.

Date:	September 5, 2019	By:	/s/ CARLOS ALBERINI
Carlos Alberini
Chief Executive Officer

Date:	September 5, 2019	By:	/s/ SANDEEP REDDY
Sandeep Reddy
Chief Financial Officer
(Principal Financial Officer)