Form 10-Q
period 2019-11-02
GUESS INC
filed 2019-12-03
CIK 912463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended November 2, 2019
OR
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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
As of November 29, 2019, the registrant had 65,639,090 shares of Common Stock, $.01 par value per share, outstanding.

GUESS?, INC.
FORM 10-Q

i

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements.
GUESS?, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands, except share data)

	Nov 2, 2019	Feb 2, 2019
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$110,095	$210,460
Accounts receivable, net	300,197	321,995
Inventories	519,875	468,897
Other current assets	67,425	87,343
Total current assets	997,592	1,088,695
Property and equipment, net	298,036	315,558
Goodwill	36,386	37,072
Deferred tax assets	57,666	57,224
Restricted cash	522	535
Operating lease right-of-use assets	874,945	—
Other assets	125,753	150,121
	$2,390,900	$1,649,205
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of borrowings and finance lease obligations	$37,484	$4,315
Accounts payable	253,593	286,657
Accrued expenses and other current liabilities	176,109	252,392
Current portion of operating lease liabilities	189,581	—
Total current liabilities	656,767	543,364
Convertible senior notes, net	244,696	—
Long-term debt and finance lease obligations, net	34,712	35,012
Deferred rent and lease incentives	—	84,893
Long-term operating lease liabilities	740,484	—
Other long-term liabilities	123,638	127,438
	1,800,297	790,707
Redeemable noncontrolling interests	4,843	4,853

Commitments and contingencies (Note 13)

Stockholders’ equity:
Preferred stock, $.01 par value. Authorized 10,000,000 shares; no shares issued and outstanding	—	—
Common stock, $.01 par value. Authorized 150,000,000 shares; issued 142,969,992 and 142,707,300 shares, outstanding 65,646,702 and 81,379,660 shares, as of November 2, 2019 and February 2, 2019, respectively	656	814
Paid-in capital	558,158	523,331
Retained earnings	1,058,568	1,077,747
Accumulated other comprehensive loss	(135,909)	(126,179)
Treasury stock, 77,323,290 and 61,327,640 shares as of November 2, 2019 and February 2, 2019, respectively	(914,413)	(638,486)
Guess?, Inc. stockholders’ equity	567,060	837,227
Nonredeemable noncontrolling interests	18,700	16,418
Total stockholders’ equity	585,760	853,645
	$2,390,900	$1,649,205

See accompanying notes to condensed consolidated financial statements.

GUESS?, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) (in thousands, except per share data) (unaudited)

	Three Months Ended		Nine Months Ended
	Nov 2, 2019	Nov 3, 2018	Nov 2, 2019	Nov 3, 2018
Product sales	$593,736	$583,121	$1,776,287	$1,710,788
Net royalties	22,208	22,286	59,568	61,779
Net revenue	615,944	605,407	1,835,855	1,772,567
Cost of product sales	386,445	385,264	1,158,741	1,139,055
Gross profit	229,499	220,143	677,114	633,512
Selling, general and administrative expenses	205,003	197,943	627,823	600,731
European Commission fine	—	42,428	—	42,428
Asset impairment charges	1,847	1,277	5,126	5,017
Net gains on lease terminations	—	—	—	(152)
Earnings (loss) from operations	22,649	(21,505)	44,165	(14,512)
Other income (expense):
Interest expense	(4,946)	(784)	(11,156)	(2,386)
Interest income	492	783	1,166	2,892
Other expense, net	(62)	(5,810)	(4,346)	(7,064)
	(4,516)	(5,811)	(14,336)	(6,558)

Earnings (loss) before income tax expense (benefit)	18,133	(27,316)	29,829	(21,070)
Income tax expense (benefit)	4,548	(14,500)	10,649	(13,001)
Net earnings (loss)	13,585	(12,816)	19,180	(8,069)
Net earnings attributable to noncontrolling interests	1,162	626	2,809	1,064
Net earnings (loss) attributable to Guess?, Inc.	$12,423	$(13,442)	$16,371	$(9,133)

Net earnings (loss) per common share attributable to common stockholders (Note 3):
Basic	$0.19	$(0.17)	$0.22	$(0.12)
Diluted	$0.18	$(0.17)	$0.22	$(0.12)

Weighted average common shares outstanding attributable to common stockholders (Note 3):
Basic	66,393	80,189	72,275	80,067
Diluted	67,314	80,189	73,211	80,067

See accompanying notes to condensed consolidated financial statements.

GUESS?, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (in thousands) (unaudited)

	Three Months Ended		Nine Months Ended
	Nov 2, 2019	Nov 3, 2018	Nov 2, 2019	Nov 3, 2018
Net earnings (loss)	$13,585	$(12,816)	$19,180	$(8,069)
Other comprehensive income (loss) (“OCI”):
Foreign currency translation adjustment
Gains (losses) arising during the period	3,224	(11,745)	(14,136)	(59,270)
Derivative financial instruments designated as cash flow hedges
Gains arising during the period	859	1,833	7,581	14,000
Less income tax effect	(83)	(237)	(963)	(1,825)
Reclassification to net earnings (loss) for (gains) losses realized	(2,854)	1,597	(4,931)	5,787
Less income tax effect	327	(178)	651	(720)
Defined benefit plans
Foreign currency and other adjustments	14	42	(46)	345
Less income tax effect	(1)	(5)	4	(31)
Net actuarial loss amortization	112	150	334	453
Prior service credit amortization	(10)	(7)	(29)	(21)
Less income tax effect	(12)	(19)	(35)	(58)
Total comprehensive income (loss)	15,161	(21,385)	7,610	(49,409)
Less comprehensive income (loss) attributable to noncontrolling interests:
Net earnings	1,162	626	2,809	1,064
Foreign currency translation adjustment	283	(1,181)	141	(994)
Amounts attributable to noncontrolling interests	1,445	(555)	2,950	70
Comprehensive income (loss) attributable to Guess?, Inc.	$13,716	$(20,830)	$4,660	$(49,479)

See accompanying notes to condensed consolidated financial statements.

GUESS?, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) (unaudited)

	Nine Months Ended
	Nov 2, 2019	Nov 3, 2018
Cash flows from operating activities:
Net earnings (loss)	$19,180	$(8,069)
Adjustments to reconcile net earnings (loss) to net cash used in operating activities:
Depreciation and amortization	53,989	50,399
Amortization of debt discount	5,109	—
Amortization of debt issuance costs	663	—
Share-based compensation expense	14,639	12,534
Forward contract gains	(60)	(1,884)
Net loss on disposition of property and equipment and long-term assets	6,558	5,663
Other items, net	6,368	12,937
Changes in operating assets and liabilities:
Accounts receivable	17,190	(6,065)
Inventories	(56,467)	(159,463)
Prepaid expenses and other assets	6,162	(28,398)
Operating lease assets and liabilities, net	3,350	—
Accounts payable and accrued expenses	(97,776)	87,857
Other long-term liabilities	(6,910)	(12,426)
Net cash used in operating activities	(28,005)	(46,915)
Cash flows from investing activities:
Purchases of property and equipment	(49,020)	(74,890)
Proceeds from sale of long-term assets	319	—
Changes in other assets	589	—
Acquisition of businesses, net of cash acquired	—	(6,404)
Net cash settlement of forward contracts	162	156
Purchases of investments	—	(2,093)
Net cash used in investing activities	(47,950)	(83,231)
Cash flows from financing activities:
Proceeds from short-term borrowings	120,794	—
Repayments of short-term borrowings	(87,207)	—
Proceeds from issuance of convertible senior notes	300,000	—
Proceeds from issuance of warrants	28,080	—
Purchase of convertible note hedges	(60,990)	—
Convertible debt issuance costs	(5,101)	—
Repayment of finance lease obligations and borrowings	(2,595)	(1,469)
Dividends paid	(34,286)	(54,858)
Noncontrolling interest capital distribution	(668)	(3,069)
Issuance of common stock, net of tax withholdings on vesting of stock awards	846	4,737
Purchase of treasury stock	(280,564)	(23,620)
Net cash used in financing activities	(21,691)	(78,279)
Effect of exchange rates on cash, cash equivalents and restricted cash	(2,732)	(19,803)
Net change in cash, cash equivalents and restricted cash	(100,378)	(228,228)
Cash, cash equivalents and restricted cash at the beginning of the year	210,995	367,682
Cash, cash equivalents and restricted cash at the end of the period	$110,617	$139,454

Supplemental cash flow data:
Interest paid	$4,865	$961
Income taxes paid, net of refunds	$11,668	$28,039

Non-cash investing and financing activity:
Assets acquired under finance lease obligations	$3,070	$1,172
Sale of retail locations	$5,102	$—

See accompanying notes to condensed consolidated financial statements.

GUESS?, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)

	For the three and nine months ended November 2, 2019
	Guess?, Inc. Stockholders’ Equity
	Common Stock					Treasury Stock
	Shares	Amount	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Shares	Amount	Nonredeemable Noncontrolling Interests	Total
Balance at February 2, 2019	81,379,660	$814	$523,331	$1,077,747	$(126,179)	61,327,640	$(638,486)	$16,418	$853,645
Cumulative adjustment from adoption of new accounting guidance	—	—	—	(1,684)	1,981	—	—	—	297
Net earnings (loss)	—	—	—	(21,374)	—	—	—	793	(20,581)
Other comprehensive income (loss), net of income tax of ($499)	—	—	—	—	(8,508)	—	—	310	(8,198)
Issuance of common stock under stock compensation plans including tax effect	545,881	5	(3,042)	—	—	(211,221)	2,225	—	(812)
Issuance of stock under Employee Stock Purchase Plan	11,377	1	69	—	—	(11,377)	120	—	190
Share-based compensation	—	—	4,440	28	—	—	—	—	4,468
Dividends	—	—	—	(18,331)	—	—	—	—	(18,331)
Share repurchases	(10,264,052)	(103)	103	—	—	10,264,052	(201,564)	—	(201,564)
Equity component value of convertible note issuance, net	—	—	42,324	—	—	—	—	—	42,324
Sale of common stock warrant	—	—	28,080	—	—	—	—	—	28,080
Purchase of convertible note hedge	—	—	(46,440)	—	—	—	—	—	(46,440)
Equity forward contract issuance	—	—	(68,000)	—	—	—	—	—	(68,000)
Balance at May 4, 2019	71,672,866	$717	$480,865	$1,036,386	$(132,706)	71,369,094	$(837,705)	$17,521	$565,078
Net earnings	—	—	—	25,322	—	—	—	854	26,176
Other comprehensive loss, net of income tax of ($75)	—	—	—	—	(4,496)	—	—	(452)	(4,948)
Issuance of common stock under stock compensation plans including tax effect	64,080	—	(852)	—	—	(106,039)	1,249	—	397
Issuance of stock under Employee Stock Purchase Plan	19,538	—	38	—	—	(19,538)	230	—	268
Share-based compensation	—	—	4,928	58	—	—	—	—	4,986
Dividends	—	—	—	(8,162)	—	—	—	—	(8,162)
Share repurchases	(749,252)	(7)	7	—	—	749,252	(11,000)	—	(11,000)
Balance at August 3, 2019	71,007,232	$710	$484,986	$1,053,604	$(137,202)	71,992,769	$(847,226)	$17,923	$572,795
Net earnings	—	—	—	12,423	—	—	—	1,162	13,585
Other comprehensive income, net of income tax of $231	—	—	—	—	1,293	—	—	283	1,576
Issuance of common stock under stock compensation plans including tax effect	24,491	—	(36)	—	—	(54,500)	644	—	608
Issuance of stock under Employee Stock Purchase Plan	14,284	—	26	—	—	(14,284)	169	—	195
Share-based compensation	—	—	5,128	57	—	—	—	—	5,185
Dividends	—	—	—	(7,516)	—	—	—	—	(7,516)
Share repurchases	(5,399,305)	(54)	54	—	—	5,399,305	(68,000)	—	(68,000)
Noncontrolling interest capital distribution	—	—	—	—	—	—	—	(668)	(668)
Equity forward contract settlement	—	—	68,000	—	—	—	—	—	68,000
Balance at November 2, 2019	65,646,702	$656	$558,158	$1,058,568	$(135,909)	77,323,290	$(914,413)	$18,700	$585,760

GUESS?, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)

	For the three and nine months ended November 3, 2018
	Guess?, Inc. Stockholders’ Equity
	Common Stock					Treasury Stock
	Shares	Amount	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Shares	Amount	Nonredeemable Noncontrolling Interests	Total
Balance at February 3, 2018	81,371,118	$813	$498,249	$1,132,173	$(93,062)	60,252,569	$(621,354)	$16,656	$933,475
Cumulative adjustment from adoption of new accounting guidance	—	—	—	5,829	—	—	—	—	5,829
Net earnings (loss)	—	—	—	(21,221)	—	—	—	234	(20,987)
Other comprehensive loss, net of income tax of ($1,339)	—	—	—	—	(15,728)	—	—	(324)	(16,052)
Issuance of common stock under stock compensation plans including tax effect	689,341	8	3,882	—	—	—	—	—	3,890
Issuance of stock under Employee Stock Purchase Plan	15,313	—	71	—	—	(15,313)	159	—	230
Share-based compensation	—	—	3,949	9	—	—	—	—	3,958
Dividends	—	—	—	(18,499)	—	—	—	—	(18,499)
Share repurchases	(1,118,808)	(11)	11	—	—	1,118,808	(17,587)	—	(17,587)
Balance at May 5, 2018	80,956,964	$810	$506,162	$1,098,291	$(108,790)	61,356,064	$(638,782)	$16,566	$874,257
Net earnings	—	—	—	25,530	—	—	—	204	25,734
Other comprehensive income (loss), net of income tax of ($856)	—	—	—	—	(17,230)	—	—	511	(16,719)
Issuance of common stock under stock compensation plans including tax effect	60,008	—	279	—	—	—	—	—	279
Issuance of stock under Employee Stock Purchase Plan	13,230	—	97	—	—	(13,230)	138	—	235
Share-based compensation	—	—	4,012	19	—	—	—	—	4,031
Dividends	—	—	—	(18,667)	—	—	—	—	(18,667)
Noncontrolling interest capital distribution	—	—	—	—	—	—		(3,069)	(3,069)
Balance at August 4, 2018	81,030,202	$810	$510,550	$1,105,173	$(126,020)	61,342,834	$(638,644)	$14,212	$866,081
Net earnings (loss)	—	—	—	(13,442)	—	—	—	626	(12,816)
Other comprehensive loss, net of income tax of ($439)	—	—	—	—	(7,388)	—	—	(1,181)	(8,569)
Issuance of common stock under stock compensation plans including tax effect	(30,766)	—	(45)	—	—	—	—	—	(45)
Issuance of stock under Employee Stock Purchase Plan	8,089	—	63	—	—	(8,089)	85	—	148
Share-based compensation	—	—	4,499	46	—	—	—	—	4,545
Dividends	—	—	—	(18,789)	—	—	—	—	(18,789)
Balance at November 3, 2018	81,007,525	$810	$515,067	$1,072,988	$(133,408)	61,334,745	$(638,559)	$13,657	$830,555

See accompanying notes to condensed consolidated financial statements.

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
November 2, 2019
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
Basis of Presentation
In the opinion of management, the accompanying unaudited condensed consolidated financial statements of the Company contain all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the condensed consolidated balance sheets as of November 2, 2019 and February 2, 2019, the condensed consolidated statements of income (loss), comprehensive income (loss) and stockholders’ equity for the three and nine months ended November 2, 2019 and November 3, 2018 and the condensed consolidated statements of cash flows for the nine months ended November 2, 2019 and November 3, 2018. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) for interim financial information and the instructions to Rule 10-01 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). Accordingly, they have been condensed and do not include all of the information and footnotes required by GAAP for complete financial statements. The results of operations for the three and nine months ended November 2, 2019 are not necessarily indicative of the results of operations to be expected for the full fiscal year. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended February 2, 2019.
The three and nine months ended November 2, 2019 had the same number of days as the three and nine months ended November 3, 2018. All references herein to “fiscal 2020,” “fiscal 2019” and “fiscal 2018” represent the results of the 52-week fiscal year ending February 1, 2020, the 52-week fiscal year ended February 2, 2019 and the 53-week fiscal year ended February 3, 2018, respectively.
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
The Company also recognizes royalty revenue from its trademark license agreements. The Company’s trademark license agreements represent symbolic licenses that are dependent on the Company’s continued support over the term of the license agreement. The amount of revenue that is recognized from the licensing arrangements is based on sales-based royalty and advertising fund contributions as well as specific fixed payments, where applicable. The Company’s trademark license agreements customarily provide for a multi-year initial term ranging from three to ten years, and may contain options to renew prior to expiration for an additional multi-year period. The unrecognized portion of upfront payments is included in deferred royalties in accrued expenses and other long-term liabilities depending on the short or long-term nature of the payments to be recognized. As of November 2, 2019, the Company had $6.7 million and $11.1 million of deferred royalties related to these upfront payments included in accrued expenses and other long-term liabilities, respectively. This compares to $6.4 million and $15.5 million of deferred royalties related to these upfront payments included in accrued expenses and other long-term liabilities, respectively, at February 2, 2019. During the three and nine months ended November 2, 2019, the Company recognized $3.1 million and $9.2 million in net royalties related to the amortization of the deferred royalties, respectively. During the three and nine months ended November 3, 2018, the Company recognized $3.6 million and $10.5 million in net royalties related to the amortization of the deferred royalties, respectively.
Refer to Note 8 for further information on disaggregation of revenue by segment and country.
Other Assets
During fiscal 2019, the Company invested $8.3 million in a privately-held apparel company and holds a 30% minority interest. The Company’s ownership in this company is accounted for under the equity method of accounting. The Company recognized its proportionate share of net losses of $3.9 million and $6.8 million in other expense in its condensed consolidated statements of income (loss) during the three and nine months ended November 2, 2019.
Sale of Australian Stores
During the second quarter of fiscal 2020, the Company entered into a definitive agreement to sell its Australian retail locations to the Company’s wholesale distributor in the region for approximately AUD$7.1 million (US$4.9 million), subject to certain adjustments, and recognized a loss on the sale of approximately AUD$1.2 million (US$0.8 million). As per the terms of the agreement, the wholesale distributor entered into a promissory note with the Company to make periodic payments on the sale through August 2021. As of November 2, 2019, the Company included AUD$1.8 million (US$1.3 million) and AUD$5.3 million (US$3.6 million) in accounts receivable, net and other assets, respectively, in its condensed consolidated balance sheet based on the timing of the payments.
European Commission Fine
During the quarter ended November 3, 2018, the Company recognized charges of €37.0 million ($42.4 million) related to an estimated fine imposed on the Company by the European Commission related to its inquiry concerning possible violations of certain European Union competition rules by the Company. In December of fiscal 2019, the European Commission concluded its investigation and imposed a cumulative fine of €39.8 million ($45.6 million), which the Company paid in the first quarter of fiscal 2020.
New Accounting Guidance
Changes in Accounting Policies
In February 2016, the FASB issued a comprehensive new lease standard which superseded previous lease guidance. The standard requires a lessee to recognize an asset related to the right to use the underlying asset and a liability that approximates the present value of the lease payments over the term of contracts that qualify as leases under the new guidance. The standard also requires expanded disclosures surrounding leases. The Company adopted this guidance as of February 3, 2019 using the modified retrospective approach and recorded a cumulative adjustment to increase retained earnings by approximately $0.3 million, net of taxes, with no restatement of prior periods. In addition, the Company elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allows the Company to carry forward historical lease classification. As of the adoption date, the Company recorded operating lease right-of-use (“ROU”) assets and operating lease liabilities of approximately $1.0 billion. The standard did not materially impact the Company’s condensed consolidated statements of income or cash flows. Refer to Note 2 for the Company’s expanded disclosures on leases.
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
Recently Issued Accounting Guidance
In June 2016, the FASB issued authoritative guidance related to the measurement of credit losses on financial instruments. This guidance replaces the current “as incurred” loss model with an “expected loss” model which requires the recognition of an allowance for credit losses expected to be incurred over an asset’s lifetime. The measurement of expected credit losses is based on relevant information about past events, current conditions, reasonable and supportable forecasts impacting the collectibility of the reported amounts. This guidance is effective for fiscal years beginning after December 15, 2019, which will be the Company’s first quarter of fiscal 2021. Early adoption is permitted for fiscal periods beginning after December 15, 2018, which was the Company’s first quarter of fiscal 2020. The standard will require entities to record a cumulative-effect adjustment to the balance sheet as of the beginning of the first reporting period in which the guidance is effective. Although the Company is in the process of finalizing its evaluation of this guidance, the Company does not expect that the adoption of this guidance will have a material impact on the Company’s condensed consolidated financial statements other than requiring enhanced disclosures.
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
In August 2018, the FASB issued authoritative guidance to modify the disclosure requirements on fair value measurements. This guidance is effective for fiscal years beginning after December 15, 2019, which will be the Company’s first quarter of fiscal 2021 with early adoption permitted. The adoption of this guidance is not expected to have a material impact on the Company’s related disclosures.
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

In August 2018, the FASB issued authoritative guidance to align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The guidance provides criteria for determining which implementation costs to capitalize as an asset related to the service contract and which costs to expense. The capitalized implementation costs are required to be expensed over the term of the hosting arrangement. The guidance also clarifies the presentation requirements for reporting such costs in the entity’s financial statements. This guidance is effective for fiscal years beginning after December 15, 2019, which will be the Company’s first quarter of fiscal 2021, with early adoption permitted. Although the impact from the adoption of this guidance will depend on the composition of the Company’s cloud computing arrangements in place at that time, the adoption of this guidance is currently not expected to have a material impact on the Company’s condensed consolidated financial statements other than the reclassification of implementation costs in the Company’s condensed consolidated balance sheet and requiring enhanced disclosures.
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
The Company’s lease agreements primarily provide for lease payments based on a minimum annual rental amount, a percentage of annual sales volume, periodic adjustments related to inflation or a combination of such lease payments. Certain retail store leases provide for rents based upon the minimum annual rental amount and a percentage of annual sales volume, generally ranging from 3% to 23%, when specific sales volumes are exceeded. The Company’s retail concession leases also provide for rents primarily based upon a percentage of annual sales volume which average approximately 35% of annual sales volume. Some of these leases require the Company to make periodic payments for insurance, property taxes, sales promotion and common area maintenance charges. The Company has elected the practical expedient to not separate non-lease components from lease components in the measurement of liabilities for its directly-operated real estate leases. Lease liabilities are recognized at the present value of the fixed lease payments, reduced by landlord incentives using a discount rate based on similarly secured borrowings available to the Company. Lease ROU assets are recognized based on the initial present value of the fixed lease payments, reduced by landlord incentives, plus any direct costs from executing the leases. Variable lease payments are expensed as incurred and do not factor into the measurement of the applicable lease liability or lease ROU asset. Lease ROU assets are amortized over the life of the lease and tested for impairment in the same manner as long-lived assets used in operations. Leasehold improvements are capitalized at cost and amortized over the lesser of their expected useful life or the lease term.

The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants. In addition to the amounts as disclosed below, the Company has estimated additional operating lease commitments of approximately $8.5 million for leases where the Company has not yet taken possession of the underlying asset as of November 2, 2019. As such, the related operating lease ROU assets and operating lease liabilities have not been recognized in the Company’s condensed consolidated balance sheet as of November 2, 2019.
As of November 2, 2019, the components of leases and lease costs are as follows (in thousands):

	Balance Sheet Location	Nov 2, 2019
Assets
Operating	Operating lease right-of-use assets	$874,945
Finance	Property and equipment, net	16,780
Total lease assets		$891,725

Liabilities
Current:
Operating	Current portion of operating lease liabilities	$189,581
Finance	Current portion of borrowings and finance lease obligations	2,239
Noncurrent:
Operating	Long-term operating lease liabilities	740,484
Finance	Long-term debt and finance lease obligations, net	15,008
Total lease liabilities		$947,312

	Income Statement Location	Three Months Ended Nov 2, 2019	Nine Months Ended Nov 2, 2019
Operating lease costs[1]	Cost of product sales	$56,370	$173,935
Operating lease costs[1]	Selling, general and administrative expenses	6,746	17,730
Finance lease costs
Amortization of leased assets[2]	Cost of product sales	2,025	2,112
Amortization of leased assets[2]	Selling, general and administrative expenses	1,681	2,861
Interest on lease liabilities	Interest expense	165	738
Variable lease costs[1]	Cost of product sales	24,592	74,500
Variable lease costs[1]	Selling, general and administrative expenses	677	2,132
Short-term lease costs[1]	Selling, general and administrative expenses	208	603
Total lease costs		$92,464	$274,611
______________________________________________________________________
Notes:

[1]
Rental expense for all property and equipment operating leases during the three and nine months ended November 3, 2018 aggregated to $81.1 million and $223.9 million, respectively, including percentage rent of $15.0 million and $46.9 million, respectively. During the three and nine months ended November 3, 2018, the Company also recognized insurance, taxes, sales promotion and common area maintenance charges totaling $7.2 million and $38.5 million, respectively, related to its operating leases.

[2]
Amortization of leased assets related to finance leases are included in depreciation expense within cost of product sales or selling, general and administrative expenses depending on the nature of the asset in the Company’s condensed consolidated statements of income (loss).

Maturities of the Company’s operating and finance lease liabilities as of November 2, 2019 are as follows (in thousands):

Maturity of Lease Liabilities	Operating Leases	Finance Leases	Total
2020[1]	$67,971	$931	$68,902
2021	205,261	3,362	208,623
2022	193,428	3,666	197,094
2023	161,815	3,263	165,078
2024	135,574	3,108	138,682
After 2024	266,568	7,279	273,847
Total lease payments	1,030,617	21,609	1,052,226
Less: Interest	100,552	4,362	104,914
Present value of lease liabilities	$930,065	$17,247	$947,312
______________________________________________________________________
Notes:

[1]	Represents the maturity of lease liabilities for the remainder of fiscal 2020 and does not include payments made during the nine months ended November 2, 2019.
Other supplemental information as of November 2, 2019 is as follows (dollars in thousands):

Lease Term and Discount Rate	Nov 2, 2019
Weighted-average remaining lease term (years)
Operating leases	5.9 years
Finance leases	6.6 years
Weighted-average discount rate
Operating leases	3.5%
Finance leases	7.1%

Supplemental Cash Flow Information	Nine Months Ended Nov 2, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$187,523
New operating ROU assets obtained in exchange for lease liabilities	$118,486

(3)	Earnings (Loss) per Share
Basic earnings (loss) per share represents net earnings (loss) attributable to common stockholders divided by the weighted average number of common shares outstanding during the period. The Company considers any restricted stock units with forfeitable dividend rights that are issued and outstanding, but considered contingently returnable if certain service conditions are not met, as common equivalent shares outstanding. These restricted stock units are excluded from the weighted average number of common shares outstanding and basic earnings (loss) per share calculation until the respective service conditions have been met. Diluted earnings per share represents net earnings attributable to common stockholders divided by the weighted average number of common shares outstanding, inclusive of the dilutive impact of common equivalent shares outstanding during the period, and the dilutive impact of the Company’s convertible senior notes and related warrants, as applicable.
The Company expects to settle the principal amount of its outstanding convertible senior notes in cash and any excess in shares. As a result, upon conversion of the convertible senior notes, only the amounts in excess of the principal amount are considered in diluted earnings per share under the treasury stock method, if applicable. See Note 10 for more information regarding the Company’s convertible senior notes.
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
The computation of basic and diluted net earnings (loss) per common share attributable to common stockholders is as follows (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	Nov 2, 2019	Nov 3, 2018	Nov 2, 2019	Nov 3, 2018
Net earnings (loss) attributable to Guess?, Inc.	$12,423	$(13,442)	$16,371	$(9,133)
Less net earnings attributable to nonvested restricted stockholders	118	187	306	577
Net earnings (loss) attributable to common stockholders	$12,305	$(13,629)	$16,065	$(9,710)

Weighted average common shares used in basic computations	66,393	80,189	72,275	80,067
Effect of dilutive securities:
Stock options and restricted stock units[1]	921	—	936	—
Weighted average common shares used in diluted computations	67,314	80,189	73,211	80,067

Net earnings (loss) per common share attributable to common stockholders:
Basic	$0.19	$(0.17)	$0.22	$(0.12)
Diluted	$0.18	$(0.17)	$0.22	$(0.12)

______________________________________________________________________
Notes:

[1]
For the three and nine months ended November 3, 2018, there were 1,499,247 and 1,312,054, respectively, of potentially dilutive shares that were not included in the computation of diluted weighted average common shares and common equivalent shares outstanding because their effect would have been antidilutive given the Company’s net loss.

For the three months ended November 2, 2019 and November 3, 2018, equity awards granted for 3,277,923 and 1,310,933, respectively, of the Company’s common shares and for the nine months ended November 2, 2019 and November 3, 2018, equity awards granted for 3,067,758 and 1,610,091, respectively, of the Company’s common shares were outstanding but were excluded from the computation of diluted weighted average common shares and common equivalent shares outstanding because the assumed proceeds, as calculated under the treasury stock method, resulted in these awards being antidilutive. For the three and nine months ended November 2, 2019, the Company also excluded 1,182,805 nonvested stock units which are subject to the achievement of performance-based vesting conditions from the computation of diluted weighted average common shares and common equivalent shares outstanding because these conditions were not achieved as of November 2, 2019. For the three and nine months ended November 3, 2018, the Company excluded 1,336,679 nonvested stock units which were subject to the achievement of performance-based vesting conditions from the computation of diluted weighted average common shares and common equivalent shares outstanding because these conditions were not achieved as of November 3, 2018.

The conversion spread on the Company’s convertible senior notes will have a dilutive impact on diluted earnings per share when the average market price of the Company’s common stock for a given period exceeds the conversion price of $25.78 per share of common stock. For the three and nine months ended November 2, 2019, the convertible senior notes have been excluded from the computation of diluted earnings per share as the effect would be antidilutive since the conversion price of the convertible senior notes exceeded the average market price of the Company’s common stock. Warrants to purchase 11.6 million shares of the Company’s common shares at $46.88 per share were outstanding as of November 2, 2019 but were excluded from the computation of diluted earnings per share since the warrants’ strike price was greater than the average market price of the Company’s common stock during the period. See Note 10 for more information regarding the Company’s convertible senior notes.

(4)	Stockholders’ Equity
Share Repurchase Program
On June 26, 2012, the Company’s Board of Directors authorized a program to repurchase, from time-to-time and as market and business conditions warrant, up to $500 million of the Company’s common stock. Repurchases under the program may be made on the open market or in privately negotiated transactions, pursuant to Rule 10b5-1 trading plans or other available means. There is no minimum or maximum number of shares to be repurchased under the program, which may be discontinued at any time, without prior notice. During the nine months ended November 2, 2019, the Company repurchased 16,412,609 shares under the program at an aggregate cost of $280.5 million, which is inclusive of the shares repurchased under the accelerated share repurchase agreement (the “ASR Contract”) as described below. The Company repurchased 10,264,052 shares at an aggregate cost of $201.5 million during the three months ended May 4, 2019, 749,252 shares at an aggregate cost of $11.0 million during the three months ended August 3, 2019 and an additional 5,399,305 shares at an aggregate cost of $68.0 million during the three months ended November 2, 2019. During the nine months ended November 3, 2018, the Company repurchased 1,118,808 shares under the program at an aggregate cost of $17.6 million. The shares were repurchased during the three months ended May 5, 2018. The Company also paid an additional $6.0 million for shares that were repurchased during the fourth quarter of fiscal 2018 but were settled during the first quarter of fiscal 2019. As of November 2, 2019, the Company had remaining authority under the program to purchase $94.1 million of its common stock.
On April 26, 2019, pursuant to existing stock repurchase authorizations, the Company entered into an ASR Contract with JPMorgan Chase Bank, National Association (in such capacity, the “ASR Counterparty”), to repurchase an aggregate of $170 million of the Company’s common stock. Under the ASR Contract, the Company made an initial payment of $170 million to the ASR Counterparty and received an initial delivery of approximately 5.2 million shares of common stock, which represented approximately $102 million (or 60%) of the ASR Contract. The Company received a final delivery of an additional 5.4 million shares, or $68 million, under its ASR Contract on September 4, 2019. The final share amount was determined based on the daily volume-weighted average price since the effective date of the ASR Contract, less the applicable contractual discount. When combined with the 5.2 million upfront shares received at the inception of the ASR in April 2019, the Company repurchased approximately 10.6 million of its shares under the ASR at an average repurchase price of $16.09 per share. All shares were repurchased in accordance with the Company’s publicly announced ASR program, which is now complete. The shares delivered under the ASR Contract reduced the Company’s outstanding shares and its weighted average number of common shares outstanding for purposes of calculating basic and diluted earnings per share.

Dividends
The following table sets forth the cash dividend declared per share for the three and nine months ended November 2, 2019 and November 3, 2018:

	Three Months Ended		Nine Months Ended
	Nov 2, 2019	Nov 3, 2018	Nov 2, 2019	Nov 3, 2018
Cash dividend declared per share	$0.1125	$0.2250	$0.4500	$0.6750

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

Accumulated Other Comprehensive Income (Loss)
The changes in accumulated other comprehensive income (loss), net of related income taxes, for the three and nine months ended November 2, 2019 and November 3, 2018 are as follows (in thousands):

	Three Months Ended Nov 2, 2019
	Foreign Currency Translation Adjustment	Derivative Financial Instruments Designated as Cash Flow Hedges	Defined Benefit Plans	Total
Balance at August 3, 2019	$(136,764)	$9,069	$(9,507)	$(137,202)
Gains arising during the period	2,941	776	13	3,730
Reclassification to net earnings for (gains) losses realized	—	(2,527)	90	(2,437)
Net other comprehensive income (loss)	2,941	(1,751)	103	1,293
Balance at November 2, 2019	$(133,823)	$7,318	$(9,404)	$(135,909)

	Nine Months Ended Nov 2, 2019
	Foreign Currency Translation Adjustment	Derivative Financial Instruments Designated as Cash Flow Hedges	Defined Benefit Plans	Total
Balance at February 2, 2019	$(119,546)	$2,999	$(9,632)	$(126,179)
Cumulative adjustment reclassified from retained earnings due to adoption of new accounting guidance[1]	—	1,981	—	1,981
Gains (losses) arising during the period	(14,277)	6,618	(42)	(7,701)
Reclassification to net earnings for (gains) losses realized	—	(4,280)	270	(4,010)
Net other comprehensive income (loss)	(14,277)	2,338	228	(11,711)
Balance at November 2, 2019	$(133,823)	$7,318	$(9,404)	$(135,909)
______________________________________________________________________
Notes:

[1]
During the first quarter of fiscal 2020, the Company adopted new authoritative guidance which eliminated the requirement to separately measure and report ineffectiveness for instruments that qualify for hedge accounting and generally requires that the entire change in the fair value of such instruments ultimately be presented in the same line as the respective hedge item. As a result, there is no interest component recognized for the ineffective portion of instruments that qualify for hedge accounting, but rather all changes in the fair value of such instruments are included in other comprehensive income (loss) during the three and nine months ended November 2, 2019. Upon adoption of this guidance, the Company reclassified approximately $2.0 million in gains from retained earnings to accumulated other comprehensive loss related to the previously recorded interest component on outstanding instruments that qualified for hedge accounting.

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

Details on reclassifications out of accumulated other comprehensive income (loss) to net earnings (loss) during the three and nine months ended November 2, 2019 and November 3, 2018 are as follows (in thousands):

	Three Months Ended		Nine Months Ended		Location of (Gain) Loss Reclassified from Accumulated OCI into Earnings (Loss)
	Nov 2, 2019	Nov 3, 2018	Nov 2, 2019	Nov 3, 2018
Derivative financial instruments designated as cash flow hedges:
Foreign exchange currency contracts	$(2,826)	$1,618	$(4,813)	$5,646	Cost of product sales
Foreign exchange currency contracts	—	—	—	201	Other income (expense)
Interest rate swap	(28)	(21)	(118)	(60)	Interest expense
Less income tax effect	327	(178)	651	(720)	Income tax expense (benefit)
	(2,527)	1,419	(4,280)	5,067
Defined benefit plans:
Net actuarial loss amortization	112	150	334	453	Other income (expense)
Prior service credit amortization	(10)	(7)	(29)	(21)	Other income (expense)
Less income tax effect	(12)	(19)	(35)	(58)	Income tax expense (benefit)
	90	124	270	374
Total reclassifications during the period	$(2,437)	$1,543	$(4,010)	$5,441

(5)	Accounts Receivable
Accounts receivable is summarized as follows (in thousands):

	Nov 2, 2019	Feb 2, 2019
Trade	$283,915	$314,651
Royalty	9,022	5,992
Other	16,002	9,892
	308,939	330,535
Less allowances	8,742	8,540
	$300,197	$321,995

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

(6)	Inventories
Inventories consist of the following (in thousands):

	Nov 2, 2019	Feb 2, 2019
Raw materials	$510	$881
Work in progress	58	162
Finished goods	519,307	467,854
	$519,875	$468,897

The above balances include an allowance to write down inventories to the lower of cost or net realizable value of $25.7 million and $30.9 million as of November 2, 2019 and February 2, 2019, respectively.

(7)	Income Taxes
Income tax expense for the interim periods was computed using the tax rate estimated to be applicable for the full fiscal year, adjusted for discrete items. The Company’s effective income tax rate was 35.7% for the nine months ended November 2, 2019, compared to 61.7% for the nine months ended November 3, 2018. The change in the effective income tax rate during the nine months ended November 2, 2019 was due primarily to the revision of provisional amounts recorded related to the impact of the 2017 Tax Cuts and Jobs Act in the U.S. (referred to herein as the “Tax Reform”) during the nine months ended November 3, 2018 as discussed further below, partially offset by a shift in the distribution of earnings among the Company’s tax jurisdictions within the quarters of the current fiscal year.
In December 2017, the U.S. government enacted the Tax Reform, which significantly changed the U.S. corporate income tax laws, including lowering the U.S. federal corporate income tax rate from 35% to 21% and requiring a one-time mandatory transition tax on accumulated foreign earnings. The Tax Reform also established new tax laws that were effective for calendar 2018, including but not limited to (i) a new provision designed to tax global intangible low-taxed income (“GILTI”), (ii) a general elimination of U.S. federal income taxes on dividends from foreign subsidiaries, (iii) a limitation on deductible interest expense and (iv) limitations on the deductibility of certain executive compensation. Any income tax payable related to the transition tax is due over an eight-year period beginning in calendar 2018. Based on the Company’s interpretation of the Tax Reform, reasonable estimates were made to record provisional adjustments during the fourth quarter of fiscal 2018. During the third quarter of fiscal 2019, the Company completed the preparation of its U.S. federal tax return for fiscal 2018 and concluded, based on the additional information that had become available, that no transition tax was due with respect to the Tax Reform. As a result, during the third quarter of fiscal 2019, the Company reversed a portion of provisional amounts initially recorded during the three months ended February 3, 2018 and recorded a benefit of $19.6 million. On November 28, 2018, the U.S. Internal Revenue Service (“IRS”) announced a proposed regulation to revise the section of the underlying IRS code which gave rise to the Company’s change in the provisional calculation. As a result, during the fourth quarter of fiscal 2019, the Company determined that in the event such proposed legislation is passed in the future, the Company could have tax liabilities of approximately $25.8 million. Therefore, the Company accrued such amount in the fourth quarter of fiscal 2019. During the second quarter of fiscal 2020, the Company revised its tax liability estimation and related accrual to $23.2 million. The balance related to this transition tax included in other long-term liabilities was $23.2 million and $25.8 million as of November 2, 2019 and February 2, 2019, respectively.
From time-to-time, the Company is subject to routine income and other tax audits on various tax matters around the world in the ordinary course of business. As of November 2, 2019, several tax audits were ongoing for various periods in multiple jurisdictions. These audits could conclude with an assessment of additional tax liability for the Company. These assessments could arise as the result of timing or permanent differences and could be material to the Company’s net income or future cash flows. In the event the Company disagrees with an assessment from a taxing authority, the Company may elect to appeal, litigate, pursue settlement or take other actions. The Company accrues an amount for its estimate of additional tax liability which the Company, more likely than not, will incur as a result of the ultimate resolution of tax audits (“uncertain tax positions”). The Company reviews and updates the estimates used in the accrual for uncertain tax positions, as appropriate, as more definitive information or interpretations become available from taxing authorities, upon completion of tax audits, upon receipt of assessments, upon expiration of statutes of limitation, or upon occurrence of other events.
The Company had aggregate accruals for uncertain tax positions, including penalties and interest, of $41.1 million and $41.4 million as of November 2, 2019 and February 2, 2019, respectively.
In connection with an income tax audit in Italy, the Italian tax authority has indicated that it believes that certain dividend distributions made in fiscal 2015 and fiscal 2016 from the Company’s Italian subsidiaries to their European parent holding company should be subject to certain withholding taxes in Italy. The Company strongly disagrees with the Italian tax authority’s position, which it believes is inconsistent with the European Union directive governing parent and subsidiary dividend transactions. Although the Company believes that it has a strong position and is prepared to vigorously defend this matter, it is unable to predict with certainty whether or not these efforts will ultimately be successful or whether the outcome will have a material impact on the Company’s financial position or results of operations.

(8)	Segment Information
The Company’s businesses are grouped into five reportable segments for management and internal financial reporting purposes: Americas Retail, Americas Wholesale, Europe, Asia and Licensing. The Company’s Americas Retail, Americas Wholesale, Europe and Licensing reportable segments are the same as their respective operating segments. Certain components of the Company’s Asia operating segment are separate operating segments based on region, which have been aggregated into the Asia reportable segment for disclosure purposes. Management evaluates segment performance based primarily on revenues and earnings (loss) from operations before corporate performance-based compensation costs, asset impairment charges, net gains (losses) on lease terminations, restructuring charges and certain non-recurring charges, if any. The Company believes this segment reporting reflects how its business segments are managed and how each segment’s performance is evaluated by the Company’s chief operating decision maker to assess performance and make resource allocation decisions. The Americas Retail segment includes the Company’s retail and e-commerce operations in the Americas. The Americas Wholesale segment includes the Company’s wholesale operations in the Americas. The Europe segment includes the Company’s retail, e-commerce and wholesale operations in Europe and the Middle East. The Asia segment includes the Company’s retail, e-commerce and wholesale operations in Asia and the Pacific. The Licensing segment includes the worldwide licensing operations of the Company. The business segment operating results exclude corporate overhead costs, which consist of shared costs of the organization, asset impairment charges, net gains (losses) on lease terminations, restructuring charges and certain non-recurring charges, if any. Corporate overhead costs are presented separately and generally include, among other things, the following unallocated corporate costs: accounting and finance, executive compensation, corporate performance-based compensation, facilities, global advertising and marketing, human resources, information technology and legal.
Net revenue and earnings (loss) from operations are summarized as follows for the three and nine months ended November 2, 2019 and November 3, 2018 (in thousands):

	Three Months Ended		Nine Months Ended
	Nov 2, 2019	Nov 3, 2018	Nov 2, 2019	Nov 3, 2018
Net revenue:
Americas Retail	$177,824	$186,925	$553,213	$555,390
Americas Wholesale	56,398	52,698	144,505	127,630
Europe	277,253	254,037	827,817	771,470
Asia	82,261	89,461	250,752	256,298
Licensing	22,208	22,286	59,568	61,779
Total net revenue	$615,944	$605,407	$1,835,855	$1,772,567
Earnings (loss) from operations:
Americas Retail	$1,601	$3,799	$5,746	$3,701
Americas Wholesale	11,216	10,392	27,452	21,743
Europe	19,475	7,410	54,742	17,608
Asia	(2,432)	1,938	(10,435)	7,637
Licensing	19,372	19,485	51,563	54,408
Total segment earnings from operations	49,232	43,024	129,068	105,097
Corporate overhead	(24,736)	(20,824)	(79,777)	(72,316)
European Commission fine[1]	—	(42,428)	—	(42,428)
Asset impairment charges[2]	(1,847)	(1,277)	(5,126)	(5,017)
Net gains on lease terminations[3]	—	—	—	152
Total earnings (loss) from operations	$22,649	$(21,505)	$44,165	$(14,512)
______________________________________________________________________
Notes:

[1]
During the third quarter of fiscal 2019, the Company recorded a charge of €37.0 million ($42.4 million) related to an estimated fine imposed on the Company by the European Commission related to its inquiry concerning possible violations of European Union competition rules by the Company. Refer to Note 1 for further information.

[2]
During each of the periods presented, the Company recognized asset impairment charges for certain retail locations resulting from under-performance and expected store closures. Refer to Note 15 for more information regarding these asset impairment charges.

[3]
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

The table below presents information regarding geographic areas in which the Company operated. Net revenue is classified primarily based on the country where the Company’s customer is located (in thousands):

	Three Months Ended		Nine Months Ended
	Nov 2, 2019	Nov 3, 2018	Nov 2, 2019	Nov 3, 2018
Net revenue:
U.S.	$164,807	$172,043	$505,735	$497,155
Italy	61,952	63,353	198,884	205,687
Canada	47,042	48,804	129,624	133,383
South Korea	38,596	40,327	105,411	113,583
Spain	33,511	33,331	101,408	99,682
Other foreign countries	247,828	225,263	735,225	661,298
Total product sales	593,736	583,121	1,776,287	1,710,788
Net royalties	22,208	22,286	59,568	61,779
Net revenue	$615,944	$605,407	$1,835,855	$1,772,567

Due to the seasonal nature of the Company’s business segments, the above net revenue and operating results are not necessarily indicative of the results that may be expected for the full fiscal year.

(9)	Borrowings and Finance Lease Obligations
Borrowings and finance lease obligations are summarized as follows (in thousands):

	Nov 2, 2019	Feb 2, 2019
Mortgage debt, maturing monthly through January 2026	$19,233	$19,738
Finance lease obligations	17,247	16,702
Borrowings under credit facilities	32,968	—
Other	2,748	2,887
	72,196	39,327
Less current installments	37,484	4,315
Long-term debt and finance lease obligations	$34,712	$35,012

Mortgage Debt
On February 16, 2016, the Company entered into a ten-year $21.5 million real estate secured loan (the “Mortgage Debt”). The Mortgage Debt is secured by the Company’s U.S. distribution center based in Louisville, Kentucky and provides for monthly principal and interest payments based on a 25-year amortization schedule, with the remaining principal balance and any accrued and unpaid interest due at maturity. Outstanding principal balances under the Mortgage Debt bear interest at the one-month LIBOR rate plus 1.5%. As of November 2, 2019, outstanding borrowings under the Mortgage Debt, net of debt issuance costs of $0.1 million, were $19.2 million. At February 2, 2019, outstanding borrowings under the Mortgage Debt, net of debt issuance costs of $0.1 million, were $19.7 million.
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
On February 16, 2016, the Company also entered into a separate interest rate swap agreement, designated as a cash flow hedge, that resulted in a swap fixed rate of approximately 3.06%. This interest rate swap agreement matures in January 2026 and converts the nature of the Mortgage Debt from LIBOR floating-rate debt to fixed-

rate debt. The fair value of the interest rate swap asset (liability) was approximately $(0.2) million and $1.0 million as of November 2, 2019 and February 2, 2019, respectively.
Finance Lease Obligations
During fiscal 2018, the Company began the relocation of its primary European distribution center to the Netherlands. As a result, the Company entered into a finance lease of $17.0 million for equipment used in the new facility. The finance lease primarily provides for monthly minimum lease payments through May 2027 with an effective interest rate of approximately 6%. As of November 2, 2019 and February 2, 2019, the finance lease obligation was $13.0 million and $14.7 million, respectively.
The Company also has smaller finance leases related primarily to computer hardware and software. During the nine months ended November 2, 2019, the Company entered into additional finance leases of approximately $3.1 million related primarily to computer hardware and software. As of November 2, 2019 and February 2, 2019, these finance lease obligations totaled $4.3 million and $2.0 million, respectively.
Credit Facilities
On June 23, 2015, the Company entered into a five-year senior secured asset-based revolving credit facility with Bank of America, N.A. and the other lenders party thereto, and on April 22, 2019, the credit facility was amended to permit, among other things, the offering and sale of convertible senior notes and certain transactions related thereto (as amended, the “Credit Facility”). See Note 10 for more information regarding the Company’s convertible senior notes. The Credit Facility provides for a borrowing capacity in an amount up to $150 million, including a Canadian sub-facility up to $50 million, subject to a borrowing base. Based on applicable accounts receivable and inventory as of November 2, 2019, the Company could have borrowed up to $150 million under the Credit Facility. The Credit Facility has an option to expand the borrowing capacity by up to $150 million subject to certain terms and conditions, including the willingness of existing or new lenders to assume such increased amount. The Credit Facility is available for direct borrowings and the issuance of letters of credit, subject to certain letters of credit sublimits, and may be used for working capital and other general corporate purposes.
All obligations under the Credit Facility are unconditionally guaranteed by the Company and the Company’s existing and future domestic and Canadian subsidiaries, subject to certain exceptions, and are secured by a first priority lien on substantially all of the assets of the Company and such domestic and Canadian subsidiaries, as applicable.
Direct borrowings under the Credit Facility made by the Company and its domestic subsidiaries shall bear interest at the U.S. base rate plus an applicable margin (varying from 0.25% to 0.75%) or at LIBOR plus an applicable margin (varying from 1.25% to 1.75%). The U.S. base rate is based on the greater of (i) the U.S. prime rate, (ii) the federal funds rate, plus 0.5%, and (iii) LIBOR for a 30-day interest period, plus 1.0%. Direct borrowings under the Credit Facility made by the Company’s Canadian subsidiaries shall bear interest at the Canadian prime rate plus an applicable margin (varying from 0.25% to 0.75%) or at the Canadian BA rate plus an applicable margin (varying from 1.25% to 1.75%). The Canadian prime rate is based on the greater of (i) the Canadian prime rate, (ii) the Bank of Canada overnight rate, plus 0.5%, and (iii) the Canadian BA rate for a one-month interest period, plus 1.0%. The applicable margins are calculated quarterly and vary based on the average daily availability of the aggregate borrowing base. The Company is also obligated to pay certain commitment, letter of credit and other fees customary for a credit facility of this size and type. As of November 2, 2019, the Company had $2.3 million in outstanding standby letters of credit, no outstanding documentary letters of credit and no outstanding borrowings under the Credit Facility.
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
The Company, through its European subsidiaries, maintains short-term committed and uncommitted borrowing agreements, primarily for working capital purposes, with various banks in Europe. Some of these agreements include certain equity-based financial covenants. As of November 2, 2019, the Company had $30.1 million in outstanding borrowings, no outstanding documentary letters of credit and $116.4 million available for future borrowings under these agreements. The agreements are denominated primarily in euros and provide for annual interest rates ranging from 0.5% to 4.6%.
The Company, through its China subsidiary, maintains a short-term uncommitted bank borrowing agreement, primarily for working capital purposes. The multicurrency borrowing agreement provides for borrowing up to $20.0 million. As of November 2, 2019, the Company had $2.9 million in outstanding borrowings under this agreement.
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
Under GAAP, certain convertible debt instruments that may be settled in cash on conversion are required to be separately accounted for as liability and equity components of the instrument in a manner that reflects the issuer’s non-convertible debt borrowing rate. Accordingly, in accounting for the issuance of the Notes, the

Company separated the Notes into liability and equity components. The carrying amount of the liability component was calculated by measuring the fair value of a similar liability that does not have an associated convertible feature. The carrying amount of the equity component, which is recognized as a debt discount, represents the difference between the proceeds from the issuance of the Notes and the fair value of the liability component of the Notes. The excess of the principal amount of the liability component over its carrying amount (“debt discount”) will be amortized to interest expense using an effective interest rate of 6.8% over the term of the Notes. The equity component is not remeasured as long as it continues to meet the conditions for equity classification. During the three and nine months ended November 2, 2019, the Company recorded $2.4 million and $5.1 million of interest expense related to the amortization of the debt discount, respectively.
Debt issuance costs related to the Notes were comprised of discounts and commissions payable to the initial purchasers of $3.8 million and third-party offering costs of approximately $1.5 million. As of November 2, 2019, approximately $0.2 million of the total $5.3 million in debt issuance costs was included in accrued expenses in the Company’s condensed consolidated balance sheet.
In accounting for the debt issuance costs related to the issuance of the Notes, the Company allocated the total amount incurred to the liability and equity components based on their relative values. Debt issuance costs attributable to the liability component were recorded as a contra-liability and are presented net against the convertible senior notes balance on the Company’s condensed consolidated balance sheets. These costs are amortized to interest expense using the effective interest method over the term of the Notes. During the three and nine months ended November 2, 2019, the Company recorded $0.2 million and $0.4 million related to the amortization of debt issuance costs. Debt issuance costs attributable to the equity component are netted with the equity component in stockholders’ equity.
The Notes consist of the following components as of November 2, 2019 (in thousands):

Liability component:
Principal	$300,000
Unamortized debt discount	(51,466)
Unamortized issuance costs	(3,838)
Net carrying amount	$244,696

Equity component, net[1]	$42,324
______________________________________________________________________

Notes:

[1]	Included in paid-in capital within stockholders’ equity on the condensed consolidated balance sheets and is net of debt issuance costs and deferred taxes.
As of November 2, 2019, the fair value of the Notes was approximately $231.1 million. The fair value of the Notes is determined based on inputs that are observable in the market and have been classified as Level 2 in the fair value hierarchy.
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
The following table summarizes the share-based compensation expense recognized under all of the Company’s stock plans during the three and nine months ended November 2, 2019 and November 3, 2018 (in thousands):

	Three Months Ended		Nine Months Ended
	Nov 2, 2019	Nov 3, 2018	Nov 2, 2019	Nov 3, 2018
Stock options	$829	$824	$2,116	$2,191
Stock awards/units	4,298	3,692	12,318	10,154
Employee Stock Purchase Plan	58	29	205	189
Total share-based compensation expense	$5,185	$4,545	$14,639	$12,534

Unrecognized compensation cost related to nonvested stock options and nonvested stock awards/units totaled approximately $9.2 million and $18.9 million, respectively, as of November 2, 2019. This cost is expected to be recognized over a weighted average period of 1.7 years. The weighted average grant date fair value of stock options granted was $5.41 and $5.89 during the nine months ended November 2, 2019 and November 3, 2018, respectively.
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
The following table summarizes the activity for nonvested performance-based units during the nine months ended November 2, 2019:

	Number of Units	Weighted Average Grant Date Fair Value
Nonvested at February 2, 2019	1,371,230	$16.44
Granted	455,339	18.33
Vested	103,369	20.70
Forfeited	379,738	17.67
Nonvested at November 2, 2019	1,343,462	$16.41

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
The following table summarizes the activity for nonvested market-based units during the nine months ended November 2, 2019:

	Number of Units	Weighted Average Grant Date Fair Value
Nonvested at February 2, 2019	518,409	$14.28
Granted[1]	17,557	15.20
Vested[1]	158,014	15.20
Forfeited	89,750	15.58
Nonvested at November 2, 2019	288,202	$13.43

______________________________________________________________________

Notes:

[1]	As a result of the achievement of certain market-based vesting conditions, there were 17,557 shares that vested in addition to the original target number of shares granted in fiscal 2017.

(12)	Related Party Transactions
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
Leases
The Company leases warehouse and administrative facilities, including the Company’s corporate headquarters in Los Angeles, California, from partnerships affiliated with the Marciano Trusts and certain of their affiliates. There were four of these leases in effect as of November 2, 2019 with expiration or option exercise dates ranging from calendar years 2020 to 2021.

Aggregate rent, common area maintenance charges and property tax expense recorded under these four related party leases were approximately $3.8 million and $3.7 million for the nine months ended November 2, 2019 and November 3, 2018, respectively. The Company believes that the terms of the related party leases have not been significantly affected by the fact that the Company and the lessors are related.
Aircraft Arrangements
The Company periodically charters aircraft owned by entities affiliated with the Marciano Trusts (the “Aircraft Entities”), through informal arrangements with the Aircraft Entities and independent third-party management companies contracted by the Aircraft Entities to manage their aircraft. The total fees incurred under these arrangements for the nine months ended November 2, 2019 and November 3, 2018 were approximately $0.3 million and $1.0 million, respectively.
These related party disclosures should be read in conjunction with the disclosure concerning related party transactions in the Company’s Annual Report on Form 10-K for the year ended February 2, 2019.

(13)	Commitments and Contingencies
Investment Commitments
As of November 2, 2019, the Company had an unfunded commitment to invest €3.6 million ($4.1 million) in a private equity fund. Refer to Note 15 for further information.
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
Redeemable Noncontrolling Interests
The Company is party to a put arrangement with respect to the common securities that represent the remaining noncontrolling interest for its majority-owned subsidiary, Guess Brasil Comércio e Distribuição S.A. (“Guess Brazil”), which was established through a majority-owned joint venture during fiscal 2014. The put arrangement for Guess Brazil, representing 40% of the total outstanding equity interest of that subsidiary, may be exercised at the discretion of the noncontrolling interest holder by providing written notice to the Company every third anniversary beginning in March 2019, subject to certain time restrictions. The redemption value of the Guess Brazil put arrangement is based on a multiple of Guess Brazil’s earnings before interest, taxes, depreciation and amortization subject to certain adjustments and is classified as a redeemable noncontrolling interest outside of permanent equity in the Company’s condensed consolidated balance sheet. The carrying value of the redeemable noncontrolling interest related to Guess Brazil was $1.3 million and $1.4 million as of November 2, 2019 and February 2, 2019, respectively.
The Company is also party to a put arrangement with respect to the common securities that represent the remaining noncontrolling interest for its majority-owned subsidiary, Guess? CIS, LLC (“Guess CIS”), which was established through a majority-owned joint venture during fiscal 2016. The put arrangement for Guess CIS, representing 30% of the total outstanding equity interest of that subsidiary, may be exercised at the discretion of the noncontrolling interest holder by providing written notice to the Company during the period beginning after the fifth anniversary of the agreement through December 31, 2025, or sooner in certain limited circumstances. The redemption value of the Guess CIS put arrangement is based on a multiple of Guess CIS’s earnings before interest, taxes, depreciation and amortization subject to certain adjustments and is classified as a redeemable noncontrolling interest outside of permanent equity in the Company’s condensed consolidated balance sheet. During fiscal 2018, the Company and the noncontrolling interest holder made additional capital contributions totaling $3.2 million, of which $2.2 million was paid by the Company and the remaining amount was paid by the noncontrolling interest holder to retain the same pro-rata interest in Guess CIS. The carrying value of the redeemable noncontrolling interest related to Guess CIS was $3.6 million and $3.5 million as of November 2, 2019 and February 2, 2019, respectively.
A reconciliation of the total carrying amount of redeemable noncontrolling interests for the nine months ended November 2, 2019 and November 3, 2018 is as follows (in thousands):

	Nine Months Ended
	Nov 2, 2019	Nov 3, 2018
Beginning balance	$4,853	$5,590
Foreign currency translation adjustment	(10)	(786)
Ending balance	$4,843	$4,804

(14)	Defined Benefit Plans
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
As a non-qualified pension plan, no dedicated funding of the SERP is required; however, the Company has made periodic payments into insurance policies held in a rabbi trust to fund the expected obligations arising under the non-qualified SERP. The amount of any future payments into the insurance policies, if any, may vary depending on investment performance of the trust. The cash surrender values of the insurance policies were $65.4 million and $61.7 million as of November 2, 2019 and February 2, 2019, respectively, and were included in other assets in the Company’s condensed consolidated balance sheets. As a result of changes in the value of the insurance policy investments, the Company recorded unrealized gains of $2.0 million and $5.0 million in other income during the three and nine months ended November 2, 2019, respectively, and unrealized losses of $2.3 million and $1.6 million in other expense during the three and nine months ended November 3, 2018, respectively. The projected benefit obligation was $52.3 million and $52.2 million as of November 2, 2019 and February 2, 2019, respectively, and was included in accrued expenses and other long-term liabilities in the Company’s condensed consolidated balance sheets depending on the expected timing of payments. SERP benefit payments of $0.4 million and $1.3 million were made during the three and nine months ended November 2, 2019, respectively. SERP benefit payments of $0.4 million and $1.3 million were made during the three and nine months ended November 3, 2018, respectively.

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
As of November 2, 2019 and February 2, 2019, the foreign pension plans had a total projected benefit obligation of $38.8 million and $31.1 million, respectively, and plan assets held in independent investment fiduciaries of $32.4 million and $25.4 million, respectively. The net liability of $6.4 million and $5.7 million was included in other long-term liabilities in the Company’s condensed consolidated balance sheets as of November 2, 2019 and February 2, 2019, respectively.
The components of net periodic defined benefit pension cost for the three and nine months ended November 2, 2019 and November 3, 2018 related to the Company’s defined benefit plans are as follows (in thousands):

	Three Months Ended Nov 2, 2019
	SERP	Foreign Pension Plans	Total
Service cost	$—	$809	$809
Interest cost	481	68	549
Expected return on plan assets	—	(78)	(78)
Net amortization of unrecognized prior service credit	—	(10)	(10)
Net amortization of actuarial losses	15	97	112
Net periodic defined benefit pension cost	$496	$886	$1,382

	Nine Months Ended Nov 2, 2019
	SERP	Foreign Pension Plans	Total
Service cost	$—	$2,424	$2,424
Interest cost	1,443	203	1,646
Expected return on plan assets	—	(233)	(233)
Net amortization of unrecognized prior service credit	—	(29)	(29)
Net amortization of actuarial losses	46	288	334
Net periodic defined benefit pension cost	$1,489	$2,653	$4,142

	Three Months Ended Nov 3, 2018
	SERP	Foreign Pension Plans	Total
Service cost	$—	$730	$730
Interest cost	471	54	525
Expected return on plan assets	—	(72)	(72)
Net amortization of unrecognized prior service credit	—	(7)	(7)
Net amortization of actuarial losses	47	103	150
Net periodic defined benefit pension cost	$518	$808	$1,326

	Nine Months Ended Nov 3, 2018
	SERP	Foreign Pension Plans	Total
Service cost	$—	$2,224	$2,224
Interest cost	1,415	164	1,579
Expected return on plan assets	—	(221)	(221)
Net amortization of unrecognized prior service credit	—	(21)	(21)
Net amortization of actuarial losses	140	313	453
Net periodic defined benefit pension cost	$1,555	$2,459	$4,014

(15)	Fair Value Measurements
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
The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of November 2, 2019 and February 2, 2019 (in thousands):

	Fair Value Measurements				Fair Value Measurements
	at Nov 2, 2019				at Feb 2, 2019
Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Foreign exchange currency contracts	$—	$5,231	$—	$5,231	$—	$4,690	$—	$4,690
Interest rate swap	—	—	—	—	—	1,033	—	1,033
Total	$—	$5,231	$—	$5,231	$—	$5,723	$—	$5,723
Liabilities:
Foreign exchange currency contracts	$—	$177	$—	$177	$—	$77	$—	$77
Interest rate swaps	—	180	—	180	—	—	—	—
Deferred compensation obligations	—	13,963	—	13,963	—	14,405	—	14,405
Total	$—	$14,320	$—	$14,320	$—	$14,482	$—	$14,482

There were no transfers of financial instruments between the three levels of fair value hierarchy during the nine months ended November 2, 2019 or during the year ended February 2, 2019.
Foreign exchange currency contracts may be entered into by the Company to hedge the future payment of inventory and intercompany transactions by non-U.S. subsidiaries. Periodically, the Company may also use foreign exchange currency contracts to hedge the translation and economic exposures related to its net investments in certain of its international subsidiaries. The fair values of the Company’s foreign exchange currency contracts are based on quoted foreign exchange forward rates at the reporting date. The fair values of the Company’s interest rate swaps are based upon inputs corroborated by observable market data. Deferred compensation obligations to employees are adjusted based on changes in the fair value of the underlying employee-directed investments. Fair value of these obligations is based upon inputs corroborated by observable market data.

As of November 2, 2019 and February 2, 2019, the Company included €1.2 million ($1.3 million) and €1.2 million ($1.4 million), respectively, in other assets in the Company’s condensed consolidated balance sheet related to its investment in a private equity fund. As permitted in accordance with authoritative guidance, the Company uses net asset value per share as a practical expedient to measure the fair value of this investment and has not included this investment in the fair value hierarchy as disclosed above. As a result of changes in the value of the private equity investment, the Company recorded unrealized losses of €0.1 million ($0.1 million) and €0.1 million ($0.2 million) in other expense during the nine months ended November 2, 2019 and November 3, 2018, respectively. During fiscal 2019, the Company funded contributions of €0.9 million ($1.1 million) in this investment. As of November 2, 2019, the Company had an unfunded commitment to invest an additional €3.6 million ($4.1 million) in the private equity fund.
The fair values of the Company’s debt instruments (see Note 9) are based on the amount of future cash flows associated with each instrument discounted using the Company’s incremental borrowing rate. As of November 2, 2019 and February 2, 2019, the carrying value was not materially different from fair value, as the interest rates on the Company’s debt approximated rates currently available to the Company. The fair value of the Company’s convertible senior notes (see Note 10) is determined based on inputs that are observable in the market and have been classified as Level 2 in the fair value hierarchy.
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
The Company recorded asset impairment charges of $1.8 million and $5.1 million during the three and nine months ended November 2, 2019, respectively, and $1.3 million and $5.0 million during the three and nine months ended November 3, 2018, respectively. The asset impairment charges related to the impairment of certain retail locations primarily in North America and Europe and, to a lesser extent, Asia resulting from under-performance and expected store closures.

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
The impact of the credit risk of the counterparties to the derivative contracts is considered in determining the fair value of the foreign exchange currency contracts and interest rate swap agreements. As of November 2, 2019, credit risk has not had a significant effect on the fair value of the Company’s foreign exchange currency contracts and interest rate swap agreements.

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

Summary of Derivative Instruments
The fair value of derivative instruments in the condensed consolidated balance sheets as of November 2, 2019 and February 2, 2019 is as follows (in thousands):

	Derivative Balance Sheet Location	Fair Value at Nov 2, 2019	Fair Value at Feb 2, 2019
ASSETS:
Derivatives designated as hedging instruments:
Cash flow hedges:
Foreign exchange currency contracts	Other current assets/ Other assets	$4,470	$4,058
Interest rate swap	Other assets	—	1,033
Total derivatives designated as hedging instruments		4,470	5,091
Derivatives not designated as hedging instruments:
Foreign exchange currency contracts	Other current assets/ Other assets	761	632
Total		$5,231	$5,723
LIABILITIES:
Derivatives designated as hedging instruments:
Cash flow hedges:
Foreign exchange currency contracts	Accrued expenses and other current liabilities	$103	$77
Interest rate swap	Other long-term liabilities	180	—
Total derivatives designated as hedging instruments		283	77
Derivatives not designated as hedging instruments:
Foreign exchange currency contracts	Other long-term liabilities	74	—
Total		$357	$77

Derivatives Designated as Hedging Instruments
Foreign Exchange Currency Contracts Designated as Cash Flow Hedges
During the nine months ended November 2, 2019, the Company purchased U.S. dollar forward contracts in Europe totaling US$116.6 million that were designated as cash flow hedges. As of November 2, 2019, the Company had forward contracts outstanding for its European operations of US$158.4 million to hedge forecasted merchandise purchases, which are expected to mature over the next 18 months. There were no outstanding foreign exchange currency contracts for the Company’s Canadian operations as of November 2, 2019.
As of November 2, 2019, accumulated other comprehensive income (loss) related to foreign exchange currency contracts included a net unrealized gain of approximately $7.5 million, net of tax, which $6.8 million will be recognized in cost of product sales over the following 12 months, at the then current values on a pre-tax basis, which can be different than the current quarter-end values.
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

As of November 2, 2019, accumulated other comprehensive income (loss) related to the interest rate swap agreement included a net unrealized loss of $0.1 million, net of tax, which will be recognized in interest expense after the following 12 months, at the then current values on a pre-tax basis, which can be different than the current quarter-end values.
The following table summarizes the gains (losses) before taxes recognized on the derivative instruments designated as cash flow hedges in OCI and net earnings (loss) for the three and nine months ended November 2, 2019 and November 3, 2018 (in thousands):

	Gains (Losses) Recognized in OCI[1]		Location of Gains (Losses) Reclassified from Accumulated OCI into Earnings (Loss)[1]	Gains (Losses) Reclassified from Accumulated OCI into Earnings (Loss)
	Three Months Ended			Three Months Ended
	Nov 2, 2019	Nov 3, 2018		Nov 2, 2019	Nov 3, 2018
Derivatives designated as cash flow hedges:
Foreign exchange currency contracts	$958	$1,630	Cost of product sales	$2,826	$(1,618)
Interest rate swap	(99)	203	Interest expense	28	21

	Gains (Losses) Recognized in OCI[1]		Location of Gain (Loss) Reclassified from Accumulated OCI into Earnings (Loss)[1]	Gains (Losses) Reclassified from Accumulated OCI into Earnings (Loss)
	Nine Months Ended			Nine Months Ended
	Nov 2, 2019	Nov 3, 2018		Nov 2, 2019	Nov 3, 2018
Derivatives designated as cash flow hedges:
Foreign exchange currency contracts	$8,676	$13,690	Cost of product sales	$4,813	$(5,646)
Foreign exchange currency contracts	—	2	Other income (expense)	—	(201)
Interest rate swap	(1,095)	308	Interest expense	118	60
______________________________________________________________________

Notes:

[1]
During the first quarter of fiscal 2020, the Company adopted new authoritative guidance which eliminated the requirement to separately measure and report ineffectiveness for instruments that qualify for hedge accounting and generally requires that the entire change in the fair value of such instruments ultimately be presented in the same line as the respective hedge item. As a result, there is no interest component recognized for the ineffective portion of instruments that qualify for hedge accounting, but rather all changes in the fair value of such instruments are included in other comprehensive income (loss) during the three and nine months ended November 2, 2019. Upon adoption of this guidance, the Company reclassified $2.0 million in gains from retained earnings to accumulated other comprehensive loss related to the previously recorded interest component on outstanding instruments that qualified for hedge accounting. During the three and nine months ended November 3, 2018, the Company recognized gains of $0.6 million and $2.0 million, respectively, resulting from the ineffective portion related to foreign exchange currency contracts in interest income. There was no ineffectiveness recognized related to the interest rate swap during the three and nine months ended November 3, 2018.

The following table summarizes net after-tax derivative activity recorded in accumulated other comprehensive income (loss) (in thousands):

	Three Months Ended		Nine Months Ended
	Nov 2, 2019	Nov 3, 2018	Nov 2, 2019	Nov 3, 2018
Beginning balance gain (loss)	$9,069	$(142)	$2,999	$(14,369)
Cumulative adjustment from adoption of new accounting guidance[1]	—	—	1,981	—
Net gains from changes in cash flow hedges	776	1,596	6,618	12,175
Net (gains) losses reclassified into earnings (loss)	(2,527)	1,419	(4,280)	5,067
Ending balance gain (loss)	$7,318	$2,873	$7,318	$2,873
______________________________________________________________________
Notes:

[1]
During the first quarter of fiscal 2020, the Company adopted new authoritative guidance which eliminated the requirement to separately measure and report ineffectiveness for instruments that qualify for hedge accounting and generally requires that the entire change in the fair value of such instruments ultimately be presented in the same line as the respective hedge item. As a result, there is no interest component recognized for the ineffective portion of instruments that qualify for hedge accounting, but rather all changes in the fair value of such instruments are included in other comprehensive income (loss) during the three and nine months ended November 2, 2019. Upon adoption of this guidance, the Company reclassified $2.0 million in gains from retained earnings to accumulated other comprehensive loss related to the previously recorded interest component on outstanding instruments that qualified for hedge accounting.

Foreign Exchange Currency Contracts Not Designated as Hedging Instruments
As of November 2, 2019, the Company had euro foreign exchange currency contracts to purchase US$45.7 million expected to mature over the next 19 months. There were no Canadian dollar foreign exchange currency contracts as of November 2, 2019.
The following table summarizes the gains (losses) before taxes recognized on the derivative instruments not designated as hedging instruments in other income (expense) for the three and nine months ended November 2, 2019 and November 3, 2018 (in thousands):

	Location of Gain (Loss) Recognized in Earnings (Loss)	Gain (Loss) Recognized in Earnings (Loss)
		Three Months Ended		Nine Months Ended
		Nov 2, 2019	Nov 3, 2018	Nov 2, 2019	Nov 3, 2018
Derivatives not designated as hedging instruments:
Foreign exchange currency contracts	Other income (expense)	$(184)	$794	$624	$6,700

At February 2, 2019, the Company had euro foreign exchange currency contracts to purchase US$8.2 million. There were no Canadian dollar foreign exchange currency contracts as of February 2, 2019.

(17)	Subsequent Events
Dividends
On November 26, 2019, the Company announced a regular quarterly cash dividend of $0.1125 per share on the Company’s common stock. The cash dividend will be paid on January 2, 2020 to shareholders of record as of the close of business on December 11, 2019.

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
Business Segments
The Company’s businesses are grouped into five reportable segments for management and internal financial reporting purposes: Americas Retail, Americas Wholesale, Europe, Asia and Licensing. Management evaluates segment performance based primarily on revenues and earnings (loss) from operations before corporate performance-based compensation costs, asset impairment charges, net gains (losses) on lease terminations, restructuring charges and certain non-recurring charges, if any. The Americas Retail segment includes the Company’s retail and e-commerce operations in the Americas. The Americas Wholesale segment includes the

Company’s wholesale operations in the Americas. The Europe segment includes the Company’s retail, e-commerce and wholesale operations in Europe and the Middle East. The Asia segment includes the Company’s retail, e-commerce and wholesale operations in Asia and the Pacific. The Licensing segment includes the worldwide licensing operations of the Company. The business segment operating results exclude corporate overhead costs, which consist of shared costs of the organization, asset impairment charges, net gains (losses) on lease terminations, restructuring charges and certain non-recurring charges, if any. Corporate overhead costs are presented separately and generally include, among other things, the following unallocated corporate costs: accounting and finance, executive compensation, corporate performance-based compensation, facilities, global advertising and marketing, human resources, information technology and legal. Information regarding these segments is summarized in “Part I, Item 1. Financial Statements – Note 8 – Segment Information.”
Products
We derive our net revenue from the sale of GUESS?, G by GUESS (GbG), GUESS Kids and MARCIANO apparel and our licensees’ products through our worldwide network of directly-operated and licensed retail stores, wholesale customers and distributors, as well as our online sites. We also derive royalty revenue from worldwide licensing activities.
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
Some of our transactions that occur primarily in Europe, Canada, South Korea, China, Hong Kong and Mexico are denominated in U.S. dollars, Swiss francs, British pounds and Russian roubles, exposing them to exchange rate fluctuations when these transactions (such as inventory purchases or periodic lease payments) are converted to their functional currencies. As a result, fluctuations in exchange rates can impact the operating margins of our foreign operations and reported earnings (loss), and are largely dependent on the transaction timing and magnitude during the period that the currency fluctuates. In addition, we have certain real estate leases which are denominated in a currency other than the functional currency of the respective entity that entered into the agreement (primarily Swiss francs, Russian roubles and Polish zloty). As a result, the Company may be exposed to volatility related to unrealized gains or losses on the translation of present value of future lease payment obligations when translated at the exchange rate as of a reporting period-end. When these foreign exchange rates weaken versus the U.S. dollar at the time of the respective U.S. dollar denominated payment is made relative to the payments made in the comparable period, our margins could be unfavorably impacted.
During the first nine months of fiscal 2020, the average U.S. dollar rate was stronger against the Canadian dollar, Chinese yuan, euro, Korean won, Mexican peso, Russian rouble and Turkish lira and weaker against the Japanese yen compared to the average rate in the same prior-year period. This had an overall unfavorable impact on the translation of our international revenues and earnings from operations for the nine months ended November 2, 2019 compared to the same prior-year period.
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
Mr. Alberini has finalized his strategic vision and implementation plan for execution with our leadership team and has identified several key priorities to drive revenue and operating profit growth over the next five years. These priorities are: (i) brand relevancy; (ii) customer centricity; (iii) global footprint; (iv) product excellence; and (v) functional capabilities; each as further described below:
Brand Relevancy. We plan to optimize our brand architecture to be relevant with our three target consumer groups: Heritage, Millennials, and Generation Z. We will continue to execute celebrity and influencer partnerships and collaborations as we believe that they are critical to engage more effectively with a younger and broader audience.
Customer Centricity. We intend to place the customer at the center of everything we do. We plan to implement processes and platforms to provide our customers with a seamless omni-channel experience.
Global Footprint. We will continue to expand the reach of our brands by optimizing the productivity and profitability of our current footprint and expanding our distribution channels.
Product Excellence. We will extend our product offering to provide our customers with products for the different occasions of their lifestyles. We will seek to better address local product needs.
Functional Capabilities. We expect to drive material operational improvements in the next five years to leverage and support our global business more effectively, primarily in the areas of logistics, sourcing, product development and production, inventory management, and overall infrastructure.
Capital Allocation
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
During the first quarter of fiscal 2020, the Company announced that its Board of Directors reduced the future quarterly cash dividends that may be paid to holders of the Company’s common stock, when, as and if any such dividend is declared by the Company’s Board of Directors, from $0.225 per share to $0.1125 per share to redeploy capital and return incremental value to shareholders through share repurchases. In April 2019, the Company issued $300 million aggregate principal amount of 2.00% convertible senior notes due 2024 in a private offering. During the first quarter of fiscal 2020, the Company used $170 million of proceeds from its convertible senior notes to enter into an accelerated share repurchase program (“ASR”). The Company also repurchased shares of its common stock in open market and privately negotiated transactions totaling $110.6 million during the first nine months of fiscal 2020.
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
Sales from our brick-and-mortar retail stores include purchases that are initiated, paid for and fulfilled at our retail stores and directly-operated concessions as well as merchandise that is reserved online but paid for and picked-up at our retail stores. Sales from our e-commerce sites include purchases that are initiated and paid for online and shipped from either our distribution centers or our retail stores as well as purchases that are initiated in a retail store, but due to inventory availability at the retail store, are ordered and paid for online and shipped from our distribution centers or picked-up from a different retail store.
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
Other
The Company operates on a 52/53-week fiscal year calendar, which ends on the Saturday nearest to January 31 of each year. The nine months ended November 2, 2019 had the same number of days as the nine months ended November 3, 2018.
Executive Summary
Overview
Net earnings attributable to Guess?, Inc. increased 192.4% to $12.4 million, or diluted earnings of $0.18 per common share, for the quarter ended November 2, 2019, compared to net loss attributable to Guess?, Inc. of $13.4 million, or diluted loss of $0.17 per common share, for the quarter ended November 3, 2018.
During the quarter ended November 2, 2019, the Company recognized $1.8 million of asset impairment charges; $2.4 million of amortization of debt discount related to the Company’s convertible senior notes; and a net credit of $1.4 million of certain professional services and legal fees and related credits (or a combined $2.5 million negative impact after considering the related tax benefit of these adjustments of $0.4 million), or an unfavorable $0.04 per share impact. Excluding the impact of these items, adjusted net earnings attributable to Guess?, Inc. were $14.9 million and adjusted diluted earnings were $0.22 per common share for the quarter ended November 2, 2019. During the quarter ended November 3, 2018, the Company recognized charges of $42.4 million related to the European Commission fine; $1.3 million of asset impairment charges; and $0.1 million of certain professional services and legal fees and related costs (or a combined $24.0 million negative impact after considering the related tax benefit of these adjustments of $0.2 million and income tax benefits of $19.6 million related to changes in the provisional amounts recorded related to the Tax Reform), or an unfavorable $0.30 per share impact. Excluding the impact of these items, adjusted net earnings attributable to Guess?, Inc. were $10.6 million and adjusted diluted earnings were $0.13 per common share for the quarter ended November 3, 2018. References to financial results excluding the impact of these items are non-GAAP measures and are addressed below under “Non-GAAP Measures.”

Highlights of the Company’s performance for the quarter ended November 2, 2019 compared to the same prior-year period are presented below, followed by a more comprehensive discussion under “Results of Operations”:
Operations

•
Total net revenue increased 1.7% to $615.9 million for the quarter ended November 2, 2019, compared to $605.4 million in the same prior-year quarter. In constant currency, net revenue increased by 4.2%.

•	Gross margin (gross profit as a percentage of total net revenue) increased 90 basis points to 37.3% for the quarter ended November 2, 2019, compared to 36.4% in the same prior-year period.

•
Selling, general and administrative (“SG&A”) expenses as a percentage of total net revenue (“SG&A rate”) increased 50 basis points to 33.3% for the quarter ended November 2, 2019, compared to 32.8% in the same prior-year period. SG&A expenses increased 3.6% to $205.0 million for the quarter ended November 2, 2019, compared to $197.9 million in the same prior-year period.

•
During the quarter ended November 3, 2018, the Company recognized charges of €37.0 million ($42.4 million) related to an estimated fine imposed on the Company by the European Commission related to its inquiry concerning possible violations of certain European Union competition rules by the Company. In December of fiscal 2019, the European Commission concluded its investigation and imposed a cumulative fine of €39.8 million ($45.6 million), which the Company paid in the first quarter of fiscal 2020.

•	During the quarter ended November 2, 2019, the Company recognized asset impairment charges of $1.8 million, compared to $1.3 million in the same prior-year period.

•
Operating margin increased 730 basis points to 3.7% for the quarter ended November 2, 2019, compared to negative 3.6% in the same prior-year period. The European Commission fine unfavorably impacted operating margin by 700 basis points during the quarter ended November 3, 2018. Lower expenses related to certain professional service and legal fees and related (credits) costs favorably impacted operating margin by 40 basis points during the quarter ended November 2, 2019 compared to the same prior-year period. Higher asset impairment charges unfavorably impacted operating margin by 10 basis points during the quarter ended November 2, 2019 compared to the same prior-year period. Earnings from operations increased 205.3% to $22.6 million for the quarter ended November 2, 2019, compared to loss from operations of $21.5 million in the same prior-year period.

•	Other expense, net (including interest income and expense), totaled $4.5 million for the quarter ended November 2, 2019, compared to $5.8 million in the same prior-year period.

•
The effective income tax rate changed to 25.1% for the quarter ended November 2, 2019, compared to 53.1% in the same prior-year period. During the quarter ended November 3, 2018, the Company revised the provisional amounts previously recorded related to impact of the Tax Reform, and recorded income tax benefits of $19.6 million.

Key Balance Sheet Accounts

•
The Company had $110.1 million in cash and cash equivalents and $0.5 million in restricted cash as of November 2, 2019, compared to $138.9 million in cash and cash equivalents and $0.5 million in restricted cash at November 3, 2018.

◦
During fiscal 2019, the Company recognized cumulative charges of €39.8 million ($45.6 million) for a fine imposed by the European Commission related to alleged violations of European Union competition rules by the Company. The Company paid the full amount of the fine during the three months ended May 4, 2019.

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

◦
During the three months ended May 4, 2019, the Company used $170 million of proceeds from its convertible senior notes to enter into an ASR, pursuant to which it received up front approximately 5.2 million shares (representing approximately $102 million (or 60%) of the $170 million notional amount of the ASR). The Company received a final delivery of an additional 5.4 million shares under the ASR during the three months ended November 2, 2019. During the nine months ended November 2, 2019, the Company also repurchased approximately 5.8 million shares of its common stock in open market and privately negotiated transactions totaling $110.6 million (including commissions), of which approximately 0.7 million shares were repurchased at an aggregate cost of $11.0 million during the three months ended August 3, 2019 and approximately 5.1 million shares were repurchased at an aggregate cost of $99.6 million during the three months ended May 4, 2019. Combined, these transactions resulted in the repurchase of approximately 16.4 million shares for $280.6 million during the nine months ended November 2, 2019. During the nine months ended November 3, 2018, the Company invested $17.6 million to repurchase approximately 1.1 million of its common shares. The Company also paid an additional $6.0 million for shares that were repurchased during the fourth quarter of fiscal 2018 but were settled during the first quarter of fiscal 2019.

◦
The Company, through its subsidiaries in Europe and China, maintains short-term committed and uncommitted borrowing agreements primarily for working capital purposes. The Company had $33.0 million in outstanding borrowings as of November 2, 2019 and no outstanding borrowings under these borrowing agreements as of November 3, 2018.

•
Accounts receivable consists of trade receivables relating primarily to the Company’s wholesale business in Europe and, to a lesser extent, to its wholesale businesses in the Americas and Asia, royalty receivables relating to its licensing operations, credit card and retail concession receivables related to its retail businesses and certain other receivables. Accounts receivable increased by $14.1 million, or 4.9%, to $300.2 million as of November 2, 2019, compared to $286.1 million at November 3, 2018. On a constant currency basis, accounts receivable increased by $18.5 million, or 6.5%, when compared to November 3, 2018.

•
Inventory decreased by $28.6 million, or 5.2%, to $519.9 million as of November 2, 2019, compared to $548.5 million at November 3, 2018. On a constant currency basis, inventory decreased by $23.4 million, or 4.3%, when compared to November 3, 2018.

•
During the first quarter of fiscal 2020, the Company adopted a comprehensive new lease standard which superseded previous lease guidance. The standard requires a lessee to recognize an asset related to the right to use the underlying asset and a liability that approximates the present value of the lease payments over the term of contracts that qualify as leases under the new guidance. As of November 2, 2019, the operating lease right-of-use assets totaled $874.9 million and the operating lease liabilities totaled $930.1 million. Refer to “Part I, Item 1. Financial Statements – Note 2– Lease Accounting” for further information.

Global Store Count
In the third quarter of fiscal 2020, together with our partners, we opened 31 new stores worldwide, consisting of 18 stores in Europe and the Middle East, eight stores in Asia and the Pacific, two stores in Canada, two stores in U.S. and one store in Central and South America. Together with our partners, we closed 12 stores worldwide, consisting of nine stores in Asia and the Pacific, two stores in the U.S. and one store in Europe and the Middle East.
We ended the third quarter of fiscal 2020 with 1,743 stores and 395 concessions worldwide, comprised as follows:

	Stores			Concessions
Region	Total	Directly-Operated	Partner Operated	Total	Directly-Operated	Partner Operated
United States	287	285	2	1	—	1
Canada	82	82	—	—	—	—
Central and South America	112	72	40	27	27	—
Total Americas	481	439	42	28	27	1
Europe and the Middle East	743	516	227	40	40	—
Asia and the Pacific	519	219	300	327	154	173
Total	1,743	1,174	569	395	221	174
Of the total 1,743 stores, 1,427 were GUESS? stores, 201 were GUESS? Accessories stores, 70 were G by GUESS (GbG) stores and 45 were MARCIANO stores.
Results of Operations
Three Months Ended November 2, 2019 and November 3, 2018
Consolidated Results
Net Revenue. Net revenue increased by $10.5 million, or 1.7%, to $615.9 million for the quarter ended November 2, 2019, compared to $605.4 million for the quarter ended November 3, 2018. In constant currency, net revenue increased by 4.2% as currency translation fluctuations relating to our foreign operations unfavorably impacted net revenue by $14.8 million compared to the same prior-year period. The increase was driven primarily by higher wholesale shipments in Europe and, to a lesser extent, retail expansion in our international markets, partially offset by the impact of negative comparable sales in Asia and Americas Retail.
Gross Margin. Gross margin increased 90 basis points to 37.3% for the quarter ended November 2, 2019, compared to 36.4% in the same prior-year period, which was driven primarily by a lower occupancy rate due mainly to lower logistics costs in Europe and, to a lesser extent, the favorable impact from segment mix and leveraging of occupancy costs in Europe.
Gross Profit. Gross profit increased by $9.4 million, or 4.2%, to $229.5 million for the quarter ended November 2, 2019, compared to $220.1 million in the same prior-year period. The increase in gross profit, which included the unfavorable impact of currency translation, was due primarily to the favorable impact on gross profit from higher revenue and, to a lesser extent, lower occupancy costs. Currency translation fluctuations relating to our foreign operations unfavorably impacted gross profit by $5.6 million.
The Company includes inbound freight charges, purchasing costs and related overhead, retail store occupancy costs, including lease costs and depreciation and amortization, and a portion of the Company’s distribution costs related to its retail business in cost of product sales. The Company also includes net royalties received on the Company’s inventory purchases of licensed product as a reduction to cost of product sales. The Company’s gross margin may not be comparable to that of other entities since some entities include all of the costs related to their distribution in cost of product sales and others, like the Company, generally exclude wholesale-related distribution costs from gross margin, including them instead in SG&A expenses. Additionally, some entities include retail store occupancy costs in SG&A expenses and others, like the Company, include retail store occupancy costs in cost of product sales.
SG&A Rate. The Company’s SG&A rate increased 50 basis points to 33.3% for the quarter ended November 2, 2019, compared to 32.8% in the same prior-year period. The Company’s SG&A rate included the favorable impact of 40 basis points from lower expenses related to certain professional service and legal fees and related (credits) costs, which the Company otherwise would not have incurred as part of its business operations compared to the same prior-year period. Excluding these amounts, the Company’s SG&A rate would have increased 90 basis points due primarily to higher corporate investments during the quarter ended November 2, 2019 compared to the same prior-year period.
SG&A Expenses. SG&A expenses increased by $7.1 million, or 3.6%, to $205.0 million for the quarter ended November 2, 2019, compared to $197.9 million in the same prior-year period. The increase, which included the favorable impact of currency translation, was driven primarily by higher corporate investments. Currency translation fluctuations relating to our foreign operations favorably impacted SG&A expenses by $4.7 million.
European Commission Fine. During the quarter ended November 3, 2018, the Company recognized charges of €37.0 million ($42.4 million) related to an estimated fine imposed on the Company by the European Commission related to its inquiry concerning possible violations of certain European Union competition rules by the Company. In December of fiscal 2019, the European Commission concluded its investigation and imposed a cumulative fine of €39.8 million ($45.6 million), which the Company paid in the first quarter of fiscal 2020.
Asset Impairment Charges. During the quarter ended November 2, 2019, the Company recognized asset impairment charges of $1.8 million, compared to $1.3 million in the same prior-year period. The increase in asset impairment charges was due primarily to higher impairment of certain retail locations in Europe and, to a lesser extent, Asia during the quarter ended November 2, 2019 compared to the same prior-year period.
Operating Margin. Operating margin improved 730 basis points to 3.7% for the quarter ended November 2, 2019, compared to negative 3.6% in the same prior-year period. The European Commission fine unfavorably impacted operating margin by 700 basis points during the quarter ended November 3, 2018. Lower expenses related to certain professional service and legal fees and related (credits) costs favorably impacted operating margin by 40 basis points during the quarter ended November 2, 2019 compared to the same prior-year period. Higher asset impairment charges negatively impacted operating margin by 10 basis points during the quarter ended November 2, 2019 compared to the same prior-year period. Excluding the impact of these expenses, the Company’s operating margin would have been flat compared to the same prior-year period. The negative impact of currency on operating margin for the quarter was approximately 10 basis points.
Earnings (Loss) from Operations.   Earnings from operations increased by $44.2 million, or 205.3%, to $22.6 million for the quarter ended November 2, 2019, compared to loss from operations of $21.5 million in the same prior-year period. Currency translation fluctuations relating to our foreign operations unfavorably impacted earnings from operations by $0.9 million.
Interest Expense, Net. Interest expense, net, was $4.5 million for the quarter ended November 2, 2019, compared to a minimal amount for the quarter ended November 3, 2018. The increase in interest expense was due primarily to $2.4 million in amortization of debt discount and higher interest expense related to the Company’s convertible senior notes during the quarter ended November 2, 2019 and, to a lesser extent, gains related to the impact of hedge ineffectiveness of foreign exchange currency contracts designated as cash flow hedges recognized during the quarter ended November 3, 2018. As a result of the adoption of new guidance during the first quarter of fiscal 2020, there was no interest component recognized related to hedge ineffectiveness during the quarter ended November 2, 2019.
Other Expense, Net. Other expense, net, was $0.1 million for the quarter ended November 2, 2019, an improvement of $5.7 million, compared to $5.8 million in the same prior-year period. The change was driven primarily by net unrealized gains on non-operating assets as well as net unrealized mark-to-market revaluation gains on foreign currency balances compared to net unrealized and realized losses in the same prior-year quarter, partially offset by our proportionate share of net losses related to our minority investment in a privately-held apparel company during the quarter ended November 2, 2019 compared to the same prior-year period.
Income Tax Expense (Benefit).  Income tax expense for the quarter ended November 2, 2019 was $4.5 million, or a 25.1% effective tax rate, compared to an income tax benefit of $14.5 million, or a 53.1% effective tax rate, in the same prior-year period. Generally, income taxes for the interim periods are computed using the tax rate estimated to be applicable for the full fiscal year, adjusted for discrete items, which is subject to ongoing review and evaluation by management. The change in the effective income tax rate during the quarter ended November 2, 2019 was due primarily to the revision of provisional amounts recorded related to the impact of the Tax Reform during the quarter ended November 3, 2018, partially offset by a shift in the distribution of earnings among the Company’s tax jurisdictions within the quarters of the current fiscal year.
Net Earnings Attributable to Noncontrolling Interests. Net earnings attributable to noncontrolling interests were $1.2 million, net of taxes, for the quarter ended November 2, 2019, compared to $0.6 million, net of taxes, for the quarter ended November 3, 2018.
Net Earnings (Loss) Attributable to Guess?, Inc. Net earnings attributable to Guess?, Inc. increased by $25.9 million, or 192.4%, to $12.4 million for the quarter ended November 2, 2019, compared to net loss attributable to Guess?, Inc. of $13.4 million in the same prior-year period. Diluted earnings per share increased to $0.18 for the quarter ended November 2, 2019, compared to diluted loss per share of $0.17 in the same prior-year period. We estimate that the unfavorable impact from additional interest expense recognized related to the convertible senior notes offset by the favorable impact from share repurchases had a net negative impact of $0.01 on diluted earnings per share for the quarter ended November 2, 2019. We also estimate that the positive impact of currency on diluted earnings per share for the quarter ended November 2, 2019 was approximately $0.04 per share. During the quarter ended November 2, 2019, the Company recognized $1.8 million of asset impairment charges; $2.4 million of amortization of debt discount related to the Company’s convertible senior notes; and a net credit of $1.4 million of certain professional services and legal fees and related credits (or a combined $2.5 million negative impact after considering the related tax benefit and adjustments to uncertain tax positions excluded from results in prior years totaling $0.4 million), or an unfavorable $0.04 per share impact. Excluding the impact of these items, adjusted net earnings attributable to Guess?, Inc. were $14.9 million and adjusted diluted earnings were $0.22 per common share for the quarter ended November 2, 2019. We estimate that the favorable impact from share repurchases offset by the unfavorable impact from additional interest expense recognized related to the convertible senior notes had a net positive impact of $0.02 on adjusted diluted earnings per share for the quarter ended November 2, 2019. During the quarter ended November 3, 2018, the Company recognized charges of $42.4 million related to the European Commission fine; $1.3 million of asset impairment charges; and $0.1 million of certain professional services and legal fees and related costs (or a combined $24.0 million negative impact after considering the related tax benefit of these adjustments of $0.2 million and income tax benefits of $19.6 million related to changes in the provisional amounts recorded related to the Tax Reform), or an unfavorable $0.30 per share impact. Excluding the impact of these items, adjusted net earnings attributable to Guess?, Inc. were $10.6 million and adjusted diluted earnings were $0.13 per common share for the quarter ended November 3, 2018. References to financial results excluding the impact of these items are non-GAAP measures and are addressed below under “Non-GAAP Measures.”

Information by Business Segment
The following table presents our net revenue and earnings (loss) from operations by segment for the three months ended November 2, 2019 and November 3, 2018 (dollars in thousands):

	Three Months Ended
	Nov 2, 2019	Nov 3, 2018	$ Change	% Change
Net revenue:
Americas Retail	$177,824	$186,925	$(9,101)	(4.9%)
Americas Wholesale	56,398	52,698	3,700	7.0%
Europe	277,253	254,037	23,216	9.1%
Asia	82,261	89,461	(7,200)	(8.0%)
Licensing	22,208	22,286	(78)	(0.3%)
Total net revenue	$615,944	$605,407	$10,537	1.7%
Earnings (loss) from operations:
Americas Retail	$1,601	$3,799	$(2,198)	(57.9%)
Americas Wholesale	11,216	10,392	824	7.9%
Europe	19,475	7,410	12,065	162.8%
Asia	(2,432)	1,938	(4,370)	(225.5%)
Licensing	19,372	19,485	(113)	(0.6%)
Total segment earnings from operations	49,232	43,024	6,208	14.4%
Corporate overhead	(24,736)	(20,824)	(3,912)	18.8%
European Commission fine	—	(42,428)	42,428
Asset impairment charges	(1,847)	(1,277)	(570)	44.6%
Total earnings (loss) from operations	$22,649	$(21,505)	$44,154	205.3%

Operating margins:
Americas Retail	0.9%	2.0%
Americas Wholesale	19.9%	19.7%
Europe	7.0%	2.9%
Asia	(3.0%)	2.2%
Licensing	87.2%	87.4%
Total Company	3.7%	(3.6%)
Americas Retail
Net revenue from our Americas Retail segment decreased by $9.1 million, or 4.9%, to $177.8 million for the quarter ended November 2, 2019, from $186.9 million in the same prior-year period. In constant currency, net revenue decreased by 4.5%, driven primarily by negative comparable sales and, to a lesser extent, net store closures. Comparable sales (including e-commerce) decreased 3% in U.S. dollars and constant currency. The inclusion of our e-commerce sales had a minimal impact on the comparable sales percentage in U.S. dollars and constant currency. The store base for the U.S. and Canada decreased by an average of 17 net stores during the quarter ended November 2, 2019 compared to the same prior-year period, resulting in a 3.7% net decrease in average square footage. Currency translation fluctuations relating to our non-U.S. retail stores and e-commerce sites had a negative impact of $0.7 million on net revenue during the quarter ended November 2, 2019.
Operating margin decreased 110 basis points to 0.9% for the quarter ended November 2, 2019, from 2.0% in the same prior-year quarter, due primarily to a higher SG&A rate, partially offset by higher gross margins. The higher SG&A rate was driven primarily by the unfavorable impact from negative comparable sales and, to a lesser extent, higher store selling expenses due primarily to wage pressures. The higher gross margins were due primarily to higher initial markups and, to a lesser extent, lower occupancy costs, partially offset by higher markdowns.
Earnings from operations from our Americas Retail segment decreased by $2.2 million, or 57.9%, to $1.6 million for the quarter ended November 2, 2019, from $3.8 million in the same prior-year period. The decrease is primarily due to the unfavorable impact on earnings from lower revenue, partially offset by lower occupancy costs.

Americas Wholesale
Net revenue from our Americas Wholesale segment increased by $3.7 million, or 7.0%, to $56.4 million for the quarter ended November 2, 2019, compared to $52.7 million in the same prior-year period. In constant currency, net revenue increased by 8.1%, driven primarily by higher shipments in our U.S. wholesale business. Currency translation fluctuations relating to our non-U.S. wholesale businesses had a negative impact of $0.6 million on net revenue during the quarter ended November 2, 2019.
Operating margin increased 20 basis points to 19.9% for the quarter ended November 2, 2019, compared to 19.7% in the same prior-year quarter.
Earnings from operations from our Americas Wholesale segment increased by $0.8 million, or 7.9%, to $11.2 million for the quarter ended November 2, 2019, compared to $10.4 million in the same prior-year period. The increase reflects the favorable impact on earnings from higher revenue.
Europe
Net revenue from our Europe segment increased by $23.2 million, or 9.1%, to $277.3 million for the quarter ended November 2, 2019, compared to $254.0 million in the same prior-year period. In constant currency, net revenue increased by 13.2%, driven primarily by higher wholesale shipments and, to a lesser extent, retail expansion and positive comparable sales. As of November 2, 2019, we directly operated 516 stores in Europe compared to 460 stores at November 3, 2018, excluding concessions, which represents a 12.2% increase over the same prior-year period. Comparable sales (including e-commerce) increased 1% in U.S. dollars and 5% in constant currency compared to the same prior-year period. The inclusion of our e-commerce sales increased the comparable sales percentage by 3% in U.S. dollars and constant currency. Currency translation fluctuations relating to our European operations unfavorably impacted net revenue by $10.4 million.
Operating margin increased 410 basis points to 7.0% for the quarter ended November 2, 2019, compared to 2.9% in the same prior-year quarter, driven primarily by higher gross margins and, to a lesser extent, a lower SG&A rate. The higher gross margins were due primarily to higher initial markups and, to a lesser extent, lower markdowns and lower logistics costs. The lower SG&A rate was driven primarily by lower logistics costs and, to a lesser extent, overall leveraging of expenses.
Earnings from operations from our Europe segment increased by $12.1 million, or 162.8%, to $19.5 million for the quarter ended November 2, 2019, compared to $7.4 million in the same prior-year period, driven primarily by the favorable impact on earnings from higher revenue and, to a lesser extent, higher product margins. Currency translation fluctuations relating to our European operations unfavorably impacted earnings from operations by $0.7 million.
Asia
Net revenue from our Asia segment decreased by $7.2 million, or 8.0%, to $82.3 million for the quarter ended November 2, 2019, compared to $89.5 million in the same prior-year period. In constant currency, net revenue decreased by 4.6%, driven primarily by negative comparable sales, partially offset by retail expansion. Comparable sales (including e-commerce) decreased 21% in U.S. dollars and 19% in constant currency. The inclusion of our e-commerce sales decreased the comparable sales percentage by 1% in U.S. dollars and 2% in constant currency. As of November 2, 2019, we and our partners operated 519 stores and 327 concessions in Asia, compared to 515 stores and 365 concessions at November 3, 2018. As of November 2, 2019, we directly operated 219 stores and 154 concessions in Asia, compared to 198 directly-operated stores and 174 concessions at November 3, 2018. Currency translation fluctuations relating to our Asian operations unfavorably impacted net revenue by $3.1 million.
Operating margin deteriorated 520 basis points to negative 3.0% for the quarter ended November 2, 2019, from 2.2% in the same prior-year quarter, driven primarily by lower gross margins and, to a lesser extent, a higher SG&A rate. The lower gross margins were due primarily to higher markdowns and, to a lesser extent, overall deleveraging of occupancy costs due mainly to negative comparable sales. The higher SG&A rate was driven primarily by overall deleveraging of expenses due to negative comparable sales.

Loss from operations from our Asia segment was $2.4 million for the quarter ended November 2, 2019, compared to earnings from operations of $1.9 million in the same prior-year period. The deterioration was driven primarily by the unfavorable impact on earnings from lower revenue and, to a lesser extent, lower gross margins.
Licensing
Net royalty revenue from our Licensing segment decreased by $0.1 million, or 0.3%, to $22.2 million for the quarter ended November 2, 2019, compared to $22.3 million in the same prior-year period.
Earnings from operations from our Licensing segment decreased by $0.1 million, or 0.6%, to $19.4 million for the quarter ended November 2, 2019, compared to $19.5 million in the same prior-year period. The decrease was driven by the unfavorable impact to earnings from lower revenue.
Corporate Overhead
Unallocated corporate overhead increased by $3.9 million to $24.7 million for the quarter ended November 2, 2019, compared to $20.8 million in the same prior-year period, due primarily to higher corporate investments, partially offset by lower expenses related to certain professional service and legal fees and related (credits) costs.
Nine Months Ended November 2, 2019 and November 3, 2018
Consolidated Results
Net Revenue. Net revenue increased by $63.3 million, or 3.6%, to $1.84 billion for the nine months ended November 2, 2019, compared to $1.77 billion for the nine months ended November 3, 2018. In constant currency, net revenue increased by 7.1% as currency translation fluctuations relating to our foreign operations unfavorably impacted net revenue by $61.9 million compared to the same prior-year period. The increase was driven primarily by retail expansion in our international markets and, to a lesser extent, higher wholesale shipments in Europe and the U.S.
Gross Margin. Gross margin increased 120 basis points to 36.9% for the nine months ended November 2, 2019, compared to 35.7% in the same prior-year period, of which 80 basis points was due to a lower occupancy rate and 40 basis points was due to higher product margins. The lower occupancy rate was due primarily to lower logistics costs in Europe and, to a lesser extent, the favorable impact from segment mix. The higher product margins were driven primarily by higher initial markups in Europe and Americas Retail.
Gross Profit. Gross profit increased by $43.6 million, or 6.9%, to $677.1 million for the nine months ended November 2, 2019, compared to $633.5 million in the same prior-year period. The increase in gross profit, which included the unfavorable impact of currency translation, was due primarily to the favorable impact on gross profit from higher revenue and, to a lesser extent, higher gross margins. Currency translation fluctuations relating to our foreign operations unfavorably impacted gross profit by $21.8 million.
SG&A Rate. The Company’s SG&A rate increased 40 basis points to 34.2% for the nine months ended November 2, 2019, compared to 33.8% in the same prior-year period. The Company’s SG&A rate included the favorable impact of 40 basis points from lower expenses related to certain professional service and legal fees and related (credits) costs, which the Company otherwise would not have incurred as part of its business operations compared to the same prior-year period. Excluding these amounts, the Company’s SG&A rate would have increased 70 basis points due primarily to higher corporate investments during the nine months ended November 2, 2019 compared to the same prior-year period, partially offset by leveraging of expenses, mainly in Europe.
SG&A Expenses. SG&A expenses increased by $27.1 million, or 4.5%, to $627.8 million for the nine months ended November 2, 2019, compared to $600.7 million in the same prior-year period. The increase, which included the favorable impact of currency translation, was driven primarily by higher store selling expenses and, to a lesser extent, higher payroll costs. Currency translation fluctuations relating to our foreign operations favorably impacted SG&A expenses by $20.6 million.
European Commission Fine. During the nine months ended November 3, 2018, the Company recognized charges of €37.0 million ($42.4 million) related to an estimated fine imposed on the Company by the European Commission related to its inquiry concerning possible violations of certain European Union competition rules by the Company. In December of fiscal 2019, the European Commission concluded its investigation and imposed a cumulative fine of €39.8 million ($45.6 million), which the Company paid in the first quarter of fiscal 2020.
Asset Impairment Charges. During the nine months ended November 2, 2019, the Company recognized asset impairment charges of $5.1 million, compared to $5.0 million in the same prior-year period. Currency translation fluctuations relating to our foreign operations favorably impacted asset impairment charges by $0.2 million.
Net Gains on Lease Terminations. There were no net gains on lease terminations recorded during the nine months ended November 2, 2019. During the nine months ended November 3, 2018, the Company recorded net gains on lease terminations of $0.2 million related primarily to the early termination of certain lease agreements in North America.
Operating Margin. Operating margin increased 320 basis points to 2.4% for the nine months ended November 2, 2019, compared to negative 0.8% in the same prior-year period. The European Commission fine unfavorably impacted operating margin by 240 basis points during the quarter ended November 3, 2018. Lower expenses related to certain professional and legal fees and related (credits) costs favorably impacted operating margin by 40 basis points compared to the same prior-year period. Excluding the impact of these expenses, operating margin would have improved by 40 basis points compared to the same prior-year period. The impact of currency on operating margin for the first nine months of fiscal 2020 was minimal.
Earnings (Loss) from Operations.   Earnings from operations increased by $58.7 million, or 404.3%, to $44.2 million for the nine months ended November 2, 2019, compared to loss from operations of $14.5 million in the same prior-year period. Currency translation fluctuations relating to our foreign operations unfavorably impacted earnings from operations by $1.0 million.
Interest Income (Expense), Net. Interest expense, net, was $10.0 million for the nine months ended November 2, 2019, compared to interest income, net of $0.5 million for the nine months ended November 3, 2018. The change was due primarily to $5.1 million in amortization of debt discount and higher interest expense related to the Company’s convertible senior notes during the quarter ended November 2, 2019 and, to a lesser extent, decreased interest income related to the impact of hedge ineffectiveness of foreign exchange currency contracts designated as cash flow hedges recognized during the nine months ended November 3, 2018. As a result of the adoption of new guidance during the first quarter of fiscal 2020, there was no interest component recognized related to hedge ineffectiveness during the nine months ended November 2, 2019.
Other Expense, Net. Other expense, net, was $4.3 million for the nine months ended November 2, 2019, an improvement of $2.8 million, compared to $7.1 million in the same prior-year period. The improvement was due primarily to net unrealized gains on non-operating assets compared to unrealized losses in the same prior-year period and lower net unrealized mark-to-market revaluation losses on foreign currency balances, partially offset by our proportionate share of net losses related to our minority investment in a privately-held apparel company and lower net mark-to-market gains on revaluation of foreign exchange currency contracts.
Income Tax Expense (Benefit).  Income tax expense for the nine months ended November 2, 2019 was $10.6 million, or a 35.7% effective tax rate, compared to an income tax benefit of $13.0 million, or a 61.7% effective tax rate, in the same prior-year period. Generally, income taxes for the interim periods are computed using the tax rate estimated to be applicable for the full fiscal year, adjusted for discrete items, which is subject to ongoing review and evaluation by management. The change in the effective tax rate for nine months ended November 2, 2019 was due primarily to the revision of provisional amounts recorded related to the impact of the Tax Reform during the nine months ended November 3, 2018, partially offset by a shift in the distribution of earnings among the Company’s tax jurisdictions within the quarters of the current fiscal year.

Net Earnings Attributable to Noncontrolling Interests. Net earnings attributable to noncontrolling interests were $2.8 million, net of taxes, for the nine months ended November 2, 2019, compared to $1.1 million, net of taxes, for the nine months ended November 3, 2018.
Net Earnings (Loss) Attributable to Guess?, Inc. Net earnings attributable to Guess?, Inc. increased $25.5 million, or 279.3%, to $16.4 million for the nine months ended November 2, 2019, from net loss attributable to Guess?, Inc. of $9.1 million in the same prior-year period. Diluted earnings per share increased to $0.22 for the nine months ended November 2, 2019, compared to diluted loss per share of $0.12 in the same prior-year period. We estimate that the unfavorable impact from additional interest expense recognized related to the convertible senior notes offset by the favorable impact from share repurchases had a net negative impact on diluted earnings per share of $0.06 for the nine months ended November 2, 2019. We also estimate that the negative impact of currency on diluted earnings per share for the nine months ended November 2, 2019 was approximately $0.01 per share. During the nine months ended November 2, 2019, the Company recognized $5.1 million of asset impairment charges; $5.1 million of amortization of debt discount related to the Company’s convertible senior notes; and a net credit of $0.7 million of certain professional services and legal fees and related credits (or a combined $6.3 million after considering the related tax benefit and adjustments to uncertain tax positions excluded from results in prior years totaling $3.2 million), or an unfavorable impact of $0.09 per share. Excluding the impact of these items, adjusted net earnings attributable to Guess?, Inc. were $22.7 million and adjusted diluted earnings were $0.31 per common share during the nine months ended November 2, 2019. We estimate that the unfavorable impact from additional interest expense recognized related to the convertible senior notes offset by the favorable impact from share repurchases had a minimal impact on adjusted diluted earnings per share for the nine months ended November 2, 2019. During the nine months ended November 3, 2018, the Company recognized charges of $42.4 million related to the European Commission fine; $5.9 million of certain professional services and legal fees and related costs; $5.0 million of asset impairment charges; and $0.2 million of net gains on lease terminations (or $31.3 million after considering the related tax benefit of these adjustments of $2.3 million and income tax benefits of $19.6 million related to changes in the provisional amounts recorded related to the Tax Reform), or an unfavorable $0.39 per share impact. Excluding the impact of these items, adjusted net earnings attributable to Guess?, Inc. were $22.2 million and adjusted diluted earnings per share were $0.27 per common share during the nine months ended November 3, 2018. References to financial results excluding the impact of these items are non-GAAP measures and are addressed below under “Non-GAAP Measures.”

Information by Business Segment
The following table presents our net revenue and earnings (loss) from operations by segment for the nine months ended November 2, 2019 and November 3, 2018 (dollars in thousands):

	Nine Months Ended
	Nov 2, 2019	Nov 3, 2018	$ Change	% Change
Net revenue:
Americas Retail	$553,213	$555,390	$(2,177)	(0.4%)
Americas Wholesale	144,505	127,630	16,875	13.2%
Europe	827,817	771,470	56,347	7.3%
Asia	250,752	256,298	(5,546)	(2.2%)
Licensing	59,568	61,779	(2,211)	(3.6%)
Total net revenue	$1,835,855	$1,772,567	$63,288	3.6%
Earnings (loss) from operations:
Americas Retail	$5,746	$3,701	$2,045	55.3%
Americas Wholesale	27,452	21,743	5,709	26.3%
Europe	54,742	17,608	37,134	210.9%
Asia	(10,435)	7,637	(18,072)	(236.6%)
Licensing	51,563	54,408	(2,845)	(5.2%)
Total segment earnings from operations	129,068	105,097	23,971	22.8%
Corporate overhead	(79,777)	(72,316)	(7,461)	10.3%
European Commission fine	—	(42,428)	42,428
Asset impairment charges	(5,126)	(5,017)	(109)	2.2%
Net gains on lease terminations	—	152	(152)
Total earnings (loss) from operations	$44,165	$(14,512)	$58,677	404.3%
Operating margins:
Americas Retail	1.0%	0.7%
Americas Wholesale	19.0%	17.0%
Europe	6.6%	2.3%
Asia	(4.2%)	3.0%
Licensing	86.6%	88.1%
Total Company	2.4%	(0.8%)
Americas Retail
Net revenue from our Americas Retail segment decreased by $2.2 million, or 0.4%, to $553.2 million for the nine months ended November 2, 2019, compared to $555.4 million in the same prior-year period. In constant currency, net revenue was relatively flat compared to the same prior-year period as the favorable impact from positive comparable sales was offset by net store closures. Comparable sales (including e-commerce) increased 1% in U.S. dollars and constant currency. The inclusion of our e-commerce sales increased the comparable sales percentage by 1% in U.S. dollars and had a minimal impact in constant currency. The store base for the U.S. and Canada decreased by an average of 14 net stores during the nine months ended November 2, 2019 compared to the same prior-year period, resulting in a 3.4% net decrease in average square footage. Currency translation fluctuations relating to our non-U.S. retail stores and e-commerce sites had a negative impact of $2.9 million on net revenue during the nine months ended November 2, 2019.
Operating margin increased 30 basis points to 1.0% for the nine months ended November 2, 2019, compared to 0.7% in the same prior-year period, due primarily to higher gross margins, partially offset by a higher SG&A rate. The higher gross margins were driven primarily by higher initial markups and, to a lesser extent, lower occupancy costs, partially offset by higher markdowns. The higher SG&A rate was driven primarily by higher store selling expenses due primarily to wage pressures.
Earnings from operations from our Americas Retail segment increased by $2.0 million, or 55.3%, to $5.7 million for the nine months ended November 2, 2019, compared to $3.7 million in the same prior-year period. The improvement reflects the favorable impact on earnings from lower occupancy costs, partially offset by higher store selling expenses.

Americas Wholesale
Net revenue from our Americas Wholesale segment increased by $16.9 million, or 13.2%, to $144.5 million for the nine months ended November 2, 2019, compared to $127.6 million in the same prior-year period. In constant currency, net revenue increased by 14.3%, driven primarily by higher shipments in our U.S. wholesale business. Currency translation fluctuations relating to our non-U.S. wholesale businesses unfavorably impacted net revenue by $1.4 million.
Operating margin increased 200 basis points to 19.0% for the nine months ended November 2, 2019, compared to 17.0% in the same prior-year period, due primarily to higher gross margins and, to a lesser extent, a lower SG&A rate. The higher gross margins were driven primarily by higher initial markups and, to a lesser extent, lower markdowns. The lower SG&A rate was due primarily to overall leveraging of expenses.
Earnings from operations from our Americas Wholesale segment increased by $5.7 million, or 26.3%, to $27.5 million for the nine months ended November 2, 2019, compared to $21.7 million in the same prior-year period, driven primarily by the favorable impact on earnings from higher revenue and, to a lesser extent, higher gross margins.
Europe
Net revenue from our Europe segment increased by $56.3 million, or 7.3%, to $827.8 million for the nine months ended November 2, 2019, compared to $771.5 million in the same prior-year period. In constant currency, net revenue increased by 13.3%, driven primarily by the favorable impact from retail expansion and, to a lesser extent, higher shipments in our European wholesale business and positive comparable sales. Comparable sales (including e-commerce) decreased 1% in U.S. dollars and increased 4% in constant currency compared to the same prior-year period. The inclusion of our e-commerce sales increased the comparable sales percentage by 3% in U.S. dollars and constant currency. Currency translation fluctuations relating to our European operations unfavorably impacted net revenue by $46.3 million.
Operating margin increased 430 basis points to 6.6% for the nine months ended November 2, 2019, from 2.3% in the same prior-year period, driven by higher gross margins and, to a lesser extent, a lower SG&A rate. The higher gross margins were due primarily to higher initial markups and, to a lesser extent, lower markdowns and lower logistics costs. The lower SG&A rate was due primarily to overall leveraging of expenses driven by higher wholesale and e-commerce shipments.
Earnings from operations from our Europe segment increased by $37.1 million, or 210.9%, to $54.7 million for the nine months ended November 2, 2019, compared to $17.6 million in the same prior-year period. The increase was driven primarily by the favorable impact on earnings from higher revenue and, to a lesser extent, higher product margins, partially offset by higher occupancy costs and store selling expenses driven primarily by retail expansion. Currency translation fluctuations relating to our European operations unfavorably impacted earnings from operations by $1.1 million.
Asia
Net revenue from our Asia segment decreased by $5.5 million, or 2.2%, to $250.8 million for the nine months ended November 2, 2019, compared to $256.3 million in the same prior-year period. In constant currency, net revenue increased by 2.2%, driven primarily by retail expansion, partially offset by negative comparable sales. Comparable sales (including e-commerce) decreased 16% in U.S. dollars and 12% in constant currency compared to the same prior-year period. The inclusion of our e-commerce sales increased the comparable sales percentage by 1% in U.S. dollars and constant currency. Currency translation fluctuations relating to our Asian operations unfavorably impacted net revenue by $11.2 million.
Operating margin deteriorated 720 basis points to negative 4.2% for the nine months ended November 2, 2019, compared to 3.0% in the same prior-year period, due to lower gross margins and, to a lesser extent, a higher SG&A rate. The lower gross margins were driven primarily by higher markdowns and, to a lesser extent, overall deleveraging of expenses due mainly to negative comparable sales. The higher SG&A rate was driven by overall deleveraging of expenses due mainly to negative comparable sales.

Loss from operations from our Asia segment was $10.4 million for the nine months ended November 2, 2019, compared to earnings from operations of $7.6 million in the same prior-year period. The deterioration was driven primarily by the unfavorable impact on earnings from lower gross margins and, to a lesser extent, higher SG&A expenses.
Licensing
Net royalty revenue from our Licensing segment decreased by $2.2 million, or 3.6%, to $59.6 million for the nine months ended November 2, 2019, compared to $61.8 million in the same prior-year period.
Earnings from operations from our Licensing segment decreased by $2.8 million, or 5.2%, to $51.6 million for the nine months ended November 2, 2019, compared to $54.4 million in the same prior-year period. The decrease was driven primarily by the unfavorable impact to earnings from lower revenue.
Corporate Overhead
Unallocated corporate overhead increased by $7.5 million to $79.8 million for the nine months ended November 2, 2019, compared to $72.3 million in the same prior-year period, due primarily to higher performance-based compensation and, to a lesser extent, higher corporate investments and advertising expenses, partially offset by lower expenses related to certain professional service and legal fees and related (credits) costs.
Non-GAAP Measures
The Company’s reported financial results are presented in accordance with GAAP. The reported net earnings attributable to Guess?, Inc. and diluted earnings per share for the three and nine months ended November 2, 2019 reflect the impact of certain professional service and legal fees and related (credits) costs, asset impairment charges, amortization of debt discount on the Company’s convertible senior notes and the tax effects of these adjustments as well as adjustments to uncertain tax positions excluded from results in prior years. The reported net loss attributable to Guess?, Inc. and diluted loss per share for the three and nine months ended November 3, 2018 reflect the impact of certain professional service and legal fees and related costs, asset impairment charges, net gains on lease terminations, charges related to the European Commission fine, the tax effects of these adjustments, where applicable, and revisions to provisional amounts previously recorded related to the Tax Reform. These items affect the comparability of the Company’s reported results. The financial results are also presented on a non-GAAP basis, as defined in Section 10(e) of Regulation S-K of the SEC, to exclude the effect of these items. The Company believes that these items are not indicative of the underlying performance of its business and that the “non-GAAP” or “adjusted” information provided is useful for investors to evaluate the comparability of the Company’s operating results and its future outlook when reviewed in conjunction with the Company’s GAAP financial statements. The non-GAAP measures are provided in addition to, and not as alternatives for, the Company’s reported GAAP results.
The adjusted measures for the three months ended November 2, 2019 exclude the impact of $1.8 million of asset impairment charges; $2.4 million of amortization of debt discount on the Company’s convertible senior notes; and a net credit of $1.4 million of certain professional services and legal fees and related credits. The asset impairment charges related to the impairment of certain retail locations primarily in North America and, to a lesser extent, Europe and Asia resulting from under-performance and expected store closures. These items resulted in a combined $2.5 million negative impact (after considering the related tax benefit of $0.4 million), or an unfavorable $0.04 per share impact during the three months ended November 2, 2019. Net earnings attributable to Guess?, Inc. were $12.4 million and diluted earnings were $0.18 per common share for the three months ended November 2, 2019. Excluding the impact of these items, adjusted net earnings attributable to Guess?, Inc. were $14.9 million and adjusted diluted earnings were $0.22 per common share for the three months ended November 2, 2019.
The adjusted measures for the nine months ended November 2, 2019 exclude the impact of $5.1 million of asset impairment charges; $5.1 million of amortization of debt discount on the Company’s convertible senior notes; and a net credit of $0.7 million of certain professional services and legal fees and related credits. The asset impairment charges related to the impairment of certain retail locations primarily in North America and Europe and, to a lesser extent, Asia resulting from under-performance and expected store closures. These items resulted in a combined $6.3 million impact (after considering the related tax benefit and adjustments to uncertain tax positions excluded from results in prior years totaling $3.2 million), or an unfavorable $0.09 per share impact during the nine months ended November 2, 2019. Net earnings attributable to Guess?, Inc. were $16.4 million and diluted earnings were $0.22 per common share for the nine months ended November 2, 2019. Excluding the impact of these items, adjusted net earnings attributable to Guess?, Inc. were $22.7 million and adjusted diluted earnings were $0.31 per common share for the nine months ended November 2, 2019.
The adjusted measures for the three months ended November 3, 2018 exclude the impact of $1.3 million of asset impairment charges; $0.1 million of certain professional services and legal fees and related costs; charges of $42.4 million related to the European Commission fine, and the tax benefit of $19.6 million related to changes in provisional amounts recorded related to the Tax Reform. The asset impairment charges related primarily to the impairment of certain retail locations in North America resulting from under-performance and expected store closures. These items resulted in a $24.0 million impact (after considering the related tax benefit of $0.2 million), or an unfavorable $0.30 per share impact during the three months ended November 3, 2018. Net loss attributable to Guess?. Inc. was $13.4 million and diluted loss was $0.17 per common share for the three months ended November 3, 2018. Excluding the impact of these items, adjusted net earnings attributable to Guess?, Inc. were $10.6 million and adjusted diluted earnings were $0.13 per common share for the three months ended November 3, 2018.
The adjusted measures for the nine months ended November 3, 2018 exclude the impact of $5.9 million of certain professional services and legal fees and related costs; $5.0 million of asset impairment charges; $0.2 million of net gains on lease terminations; charges of $42.4 million related to the European Commission fine; and the tax benefit of $19.6 million related to changes in provisional amounts recorded related to the Tax Reform. The asset impairment charges related primarily to the impairment of certain retail locations in Europe and, to a lesser extent, North America resulting from under-performance and expected store closures. The net gains on lease terminations related primarily to the early termination of certain lease agreements in North America. During the nine months ended November 3, 2018, these items resulted in a combined $31.3 million impact (after considering the related tax benefit of $2.3 million), or an unfavorable $0.39 per share impact during the nine months ended November 3, 2018. Net loss attributable to Guess?, Inc. was $9.1 million and diluted loss was $0.12 per common share for the nine months ended November 3, 2018. Excluding the impact of these items, adjusted net earnings attributable to Guess?, Inc. were $22.2 million and adjusted diluted earnings were $0.27 per common share for the nine months ended November 3, 2018.
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
Liquidity and Capital Resources
We need liquidity globally primarily to fund our working capital, occupancy costs, expansion plans, remodeling and rationalization of our retail stores, shop-in-shop programs, concessions, systems, infrastructure, other existing operations, international growth and potential acquisitions and investments. In addition, in the U.S. we need liquidity to fund share repurchases, payment of dividends to our stockholders and interest payments on our debt. Generally, our working capital needs are highest during the late summer and fall as our inventories increase before the holiday selling period. During the nine months ended November 2, 2019, we relied primarily on trade credit, available cash, real estate and other operating leases, finance leases, proceeds from the issuance of convertible senior notes, proceeds from short-term lines of credit and internally generated funds to finance our operations, share repurchases, payment of dividends and expansion. We anticipate that we will be able to satisfy our ongoing cash requirements during the next twelve months for working capital, capital expenditures, payments on our debt, finance leases and operating leases as well as lease termination payments, potential acquisitions and investments, share repurchases and dividend payments to stockholders, primarily with cash flow from operations and existing cash balances as supplemented by borrowings under our existing Credit Facility in the U.S. and Canada as well as bank facilities in Europe and China as needed. We expect to settle the principal amount of our outstanding convertible senior notes in 2024 in cash and any excess in shares. Such arrangements are described further in “Part I, Item 1. Financial Statements – Note 9 – Borrowings and Finance Lease Obligations” and “Part I, Item 1. Financial Statements – Note 10 – Convertible Senior Notes and Related Transactions” of this Form 10-Q. Due to the seasonality of our business and cash needs, including to help fund our continuing retail expansion plans, we may increase borrowings under our established credit facilities from time-to-time, during the next twelve months.
In December 2017, the U.S. government enacted the Tax Reform, which significantly changed the U.S. corporate income tax laws, including moving from a global taxation regime to a territorial regime and lowering the future U.S. federal tax rate from 35% to 21%. The Tax Reform also required a one-time mandatory transition tax on accumulated foreign earnings. Any income tax payable related to the transition tax is due over an eight-year period beginning in calendar 2018. The Company determined that in the event certain proposed legislation is passed in the future, the Company could have tax liabilities of approximately $25.8 million. Therefore, the Company accrued such amount in the fourth quarter of fiscal 2019. During the second quarter of fiscal 2020, the Company revised its tax liability estimation and related accrual to $23.2 million. The balance related to this transition tax included in other long-term liabilities was $23.2 million and $25.8 million as of November 2, 2019 and February 2, 2019, respectively.
The Company has historically considered the undistributed earnings of its foreign subsidiaries to be indefinitely reinvested. As a result of the Tax Reform, the Company had a substantial amount of previously taxed earnings that could be distributed to the U.S. without additional U.S. taxation. The Company continues to evaluate its plans for reinvestment or repatriation of unremitted foreign earnings and regularly review its cash positions and determination of permanent reinvestment of foreign earnings. If the Company determines that all or a portion of such foreign earnings are no longer indefinitely reinvested, it may be subject to additional foreign withholding taxes and U.S. state income taxes, beyond the Tax Reform’s one-time transition tax. The Company intends to indefinitely reinvest the remaining earnings from the Company’s foreign subsidiaries for which a deferred tax liability has not already been recorded. As of November 2, 2019, the Company had cash and cash equivalents of $110.1 million, of which approximately $26.9 million was held in the U.S.
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
The Company has presented below the cash flow performance comparison of the nine months ended November 2, 2019, compared to the nine months ended November 3, 2018.
Operating Activities
Net cash used in operating activities was $28.0 million for the nine months ended November 2, 2019, compared to $46.9 million for the nine months ended November 3, 2018, or an improvement of $18.9 million. This improvement was driven primarily by an increase in net earnings, partially offset by unfavorable changes in working capital. The unfavorable changes in working capital were due mainly to increased payments on accounts payable and accrued expenses, of which $45.6 million related to payment of the European Commission fine. The increase in payments was partially offset by lower inventory purchases during the nine months ended November 2, 2019 compared to the same prior-year period.
Investing Activities
Net cash used in investing activities was $48.0 million for the nine months ended November 2, 2019, compared to $83.2 million for the nine months ended November 3, 2018. Net cash used in investing activities for the nine months ended November 2, 2019 related primarily to capital expenditures incurred on retail expansion, investments in technology infrastructure and existing store remodeling programs. In addition, proceeds from the sale of long-term assets, settlements of forward exchange currency contracts, the cost of any business acquisitions and purchases of investments are also included in cash flows used in investing activities.
The decrease in cash used in investing activities was driven primarily by lower spending on retail expansion during the nine months ended November 2, 2019 compared to the same prior-year period. During the nine months ended November 2, 2019, the Company opened 60 directly-operated stores compared to 117 directly-operated stores that were opened in the same prior-year period.
Financing Activities
Net cash used in financing activities was $21.7 million for the nine months ended November 2, 2019, compared to $78.3 million for the nine months ended November 3, 2018. Net cash used in financing activities for the nine months ended November 2, 2019 related primarily to repurchases of shares of the Company’s common stock and payment of dividends, partially offset by net proceeds from the issuance of convertible senior notes, related warrants and short-term borrowings. In addition, payments related to finance lease obligations and borrowings and cash activity from the issuance of common stock under our equity plans are also included in cash flows used in financing activities.
The decrease in cash used in financing activities was driven primarily by net proceeds received from the issuance of convertible senior notes and related warrants and short-term borrowings and, to a lesser extent, lower payment of dividends during the nine months ended November 2, 2019 compared to the same prior-year period. This was partially offset by higher investments made in share repurchases, which included shares repurchased under the Company’s accelerated share repurchase agreement, during the nine months ended November 2, 2019 compared to the same prior-year period.
Effect of Exchange Rates on Cash, Cash Equivalents and Restricted Cash
During the nine months ended November 2, 2019, changes in foreign currency translation rates decreased our reported cash, cash equivalents and restricted cash balance by $2.7 million. This compares to a decrease of $19.8 million in cash, cash equivalents and restricted cash driven by changes in foreign currency translation rates during the nine months ended November 3, 2018.

Working Capital
As of November 2, 2019, the Company had net working capital (including cash and cash equivalents) of $340.8 million, compared to $545.3 million at February 2, 2019 and $522.1 million at November 3, 2018. The decrease in net working capital as of November 2, 2019 was driven primarily by the recognition of the current portion of operating lease liabilities of $189.6 million resulting from the adoption of a comprehensive new lease standard during the first quarter of fiscal 2020.
The Company’s primary working capital needs are for the current portion of lease liabilities, accounts receivable and inventory. Accounts receivable increased by $14.1 million, or 4.9%, to $300.2 million as of November 2, 2019, compared to $286.1 million at November 3, 2018. On a constant currency basis, accounts receivable increased by $18.5 million, or 6.5%, when compared to November 3, 2018.
The accounts receivable balance consists of trade receivables relating primarily to the Company’s wholesale business in Europe and, to a lesser extent, to its wholesale businesses in the Americas and Asia, royalty receivables relating to its licensing operations, credit card and retail concession receivables related to its retail businesses and certain other receivables. As of November 2, 2019, approximately 47% of our total net trade receivables and 59% of our European net trade receivables were subject to credit insurance coverage, certain bank guarantees or letters of credit for collection purposes. Our credit insurance coverage contains certain terms and conditions specifying deductibles and annual claim limits.
Inventory decreased by $28.6 million, or 5.2%, to $519.9 million as of November 2, 2019, compared to $548.5 million at November 3, 2018. On a constant currency basis, inventory decreased by $23.4 million, or 4.3%, when compared to November 3, 2018, driven primarily by improved inventory management compared to the same prior-year period.
Capital Expenditures
Gross capital expenditures totaled $49.0 million, before deducting lease incentives of $5.0 million, for the nine months ended November 2, 2019. This compares to gross capital expenditures of $74.9 million, before deducting lease incentives of $6.0 million for the nine months ended November 3, 2018.
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
Dividends
On November 26, 2019, the Company announced a regular quarterly cash dividend of $0.1125 per share on the Company’s common stock. The cash dividend will be paid on January 2, 2020 to shareholders of record as of the close of business on December 11, 2019.
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
Share Repurchases
On June 26, 2012, the Company’s Board of Directors authorized a program to repurchase, from time-to-time and as market and business conditions warrant, up to $500 million of the Company’s common stock. Repurchases under the program may be made on the open market or in privately negotiated transactions, pursuant to Rule 10b5-1 trading plans or other available means. There is no minimum or maximum number of shares to be repurchased under the program, which may be discontinued at any time, without prior notice. During the nine months ended November 2, 2019, the Company repurchased 16,412,609 shares under the program at an aggregate cost of $280.5 million, which is inclusive of the shares repurchased under the ASR Contract as described below. As of November 2, 2019, the Company had remaining authority under the program to purchase $94.1 million of its common stock.
On April 26, 2019, pursuant to existing stock repurchase authorizations, the Company entered into an ASR Contract with JPMorgan Chase Bank, National Association (in such capacity, the “ASR Counterparty”), to repurchase an aggregate of $170 million of the Company’s common stock. Under the ASR Contract, the Company made an initial payment of $170 million to the ASR Counterparty and received an initial delivery of approximately 5.2 million shares of common stock, which represented approximately $102 million (or 60%) of the ASR Contract. The Company received a final delivery of an additional 5.4 million shares, or $68 million, under its ASR Contract on September 4, 2019. The final share amount was determined based on the daily volume-weighted average price since the effective date of the ASR Contract, less the applicable contractual discount. When combined with the 5.2 million upfront shares received at the inception of the ASR in April 2019, the Company repurchased approximately 10.6 million of its shares under the ASR at an average repurchase price of $16.09 per share. All shares were repurchased in accordance with the Company’s publicly announced ASR program, which is now complete. The shares delivered under the ASR Contract reduced the Company’s outstanding shares and its weighted average number of common shares outstanding for purposes of calculating basic and diluted earnings per share.
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
As a non-qualified pension plan, no dedicated funding of the SERP is required; however, the Company has made periodic payments into insurance policies held in a rabbi trust to fund the expected obligations arising under the non-qualified SERP. The amount of any future payments into the insurance policies, if any, may vary depending on investment performance of the trust. The cash surrender values of the insurance policies were $65.4 million and $61.7 million as of November 2, 2019 and February 2, 2019, respectively, and were included in other assets in the Company’s condensed consolidated balance sheets. As a result of changes in the value of the insurance policy investments, the Company recorded unrealized gains of $2.0 million and $5.0 million in other income during the three and nine months ended November 2, 2019, respectively, and unrealized losses of $2.3 million and $1.6 million in other expense during the three and nine months ended November 3, 2018, respectively. The projected benefit obligation was $52.3 million and $52.2 million as of November 2, 2019 and February 2, 2019, respectively, and was included in accrued expenses and other long-term liabilities in the Company’s condensed consolidated balance sheets depending on the expected timing of payments. SERP benefit payments of $0.4 million and $1.3 million were made during the three and nine months ended November 2, 2019, respectively. SERP benefit payments of $0.4 million and $1.3 million were made during the three and nine months ended November 3, 2018, respectively.

Contractual Obligations and Commitments
During the nine months ended November 2, 2019, the Company issued convertible senior notes and borrowed upon certain short-term borrowing arrangements in Europe. See “Part I, Item 1. Financial Statements – Note 10 – Convertible Senior Notes and Related Transactions” and “Part I, Item 1. Financial Statements – Note 9 – Borrowings and Finance Lease Obligations” for further information on these arrangements. As of November 2, 2019, there were no other material changes to our contractual obligations and commitments outside the ordinary course of business compared to the disclosures included in our Form 10-K for the fiscal year ended February 2, 2019.
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
U.S. and Canada Backlog. Our U.S. and Canadian wholesale backlog as of December 2, 2019, consisting primarily of orders for fashion apparel, was $47.7 million in constant currency, compared to $51.2 million at December 3, 2018, a decrease of 6.8%. We estimate that if we were to normalize the orders for the scheduling of market weeks, the current backlog would have increased by 2.0% compared to the prior year.
Europe Backlog. As of December 2, 2019, the European wholesale backlog was €291.2 million, compared to €247.5 million at December 2, 2018, an increase of 17.6%. The backlog as of December 2, 2019 is comprised of sales orders for the Fall/Winter 2019, Spring/Summer 2020 and Fall/Winter 2020 seasons.
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
Exchange Rate Risk
More than half of product sales and licensing revenue recorded for the nine months ended November 2, 2019 were denominated in currencies other than the U.S. dollar. The Company’s primary exchange rate risk relates to operations in Europe, Canada, South Korea, China, Hong Kong and Mexico. Changes in currencies affect our earnings in various ways. For further discussion on currency-related risk, please refer to our risk factors under “Part I, Item 1A. Risk Factors” contained in the Company’s most recent Annual Report on Form 10-K for the fiscal year ended February 2, 2019.

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
During the nine months ended November 2, 2019, the total foreign currency translation adjustment decreased stockholders’ equity by $14.1 million, driven primarily by the weakening of the U.S. dollar against the euro.
Foreign Currency Transaction Gains and Losses
Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency, including gains and losses on foreign exchange currency contracts (see below), are included in the condensed consolidated statements of income. Net foreign currency transaction gains (losses) of $3.1 million and $(8.7) million were included in the determination of net earnings (loss) for the nine months ended November 2, 2019 and November 3, 2018, respectively.
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
Foreign Exchange Currency Contracts Designated as Cash Flow Hedges
During the nine months ended November 2, 2019, the Company purchased U.S. dollar forward contracts in Europe totaling US$116.6 million that were designated as cash flow hedges. As of November 2, 2019, the Company had forward contracts outstanding for its European operations of US$158.4 million to hedge forecasted merchandise purchases, which are expected to mature over the next 18 months. The Company’s foreign exchange currency contracts are recorded in its condensed consolidated balance sheet at fair value based on quoted market rates. Changes in the fair value of the U.S. dollar forward contracts, designated as cash flow hedges for forecasted merchandise purchases, are recorded as a component of accumulated other comprehensive income (loss) within stockholders’ equity and are recognized in cost of product sales in the period that approximates the time the hedged merchandise inventory is sold. Changes in the fair value of the U.S. dollar forward contracts, designated as cash flow hedges for forecasted intercompany royalties, are recorded as a component of accumulated other comprehensive income (loss) within stockholders’ equity and are recognized in other income (expense) in the period in which the royalty expense is incurred.
As of November 2, 2019, accumulated other comprehensive income (loss) related to foreign exchange currency contracts included a net unrealized gain of approximately $7.5 million, net of tax, which $6.8 million will be recognized in cost of product sales over the following 12 months, at the then current values on a pre-tax basis, which can be different than the current quarter-end values.
As of November 2, 2019, the net unrealized gain of the remaining open forward contracts recorded in the Company’s condensed consolidated balance sheet was approximately $4.4 million.
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
Foreign Exchange Currency Contracts Not Designated as Hedging Instruments
The Company has foreign exchange currency contracts that are not designated as hedging instruments for accounting purposes. Changes in fair value of foreign exchange currency contracts not designated as hedging instruments are reported in net earnings (loss) as part of other income (expense). For the nine months ended November 2, 2019, the Company recorded a net gain of $0.6 million for its euro dollar foreign exchange currency contracts not designated as hedges, which has been included in other income. As of November 2, 2019, the Company had euro foreign exchange currency contracts to purchase US$45.7 million expected to mature over the next 19 months. As of November 2, 2019, the net unrealized gain of these open forward contracts recorded in the Company’s condensed consolidated balance sheet was approximately $0.7 million.
At February 2, 2019, the Company had euro foreign exchange currency contracts to purchase US$8.2 million. At February 2, 2019, the net unrealized gain of these open forward contracts recorded in the Company’s condensed consolidated balance sheet was approximately $0.6 million.
Sensitivity Analysis
As of November 2, 2019, a sensitivity analysis of changes in foreign currencies when measured against the U.S. dollar indicates that, if the U.S. dollar had uniformly weakened by 10% against all of the U.S. dollar denominated foreign exchange derivatives totaling US$204.1 million, the fair value of the instruments would have decreased by $22.7 million. Conversely, if the U.S. dollar uniformly strengthened by 10% against all of the U.S. dollar denominated foreign exchange derivatives, the fair value of these instruments would have increased by $18.6 million. Any resulting changes in the fair value of the hedged instruments may be partially offset by changes in the fair value of certain balance sheet positions (primarily U.S. dollar denominated liabilities in our foreign operations) impacted by the change in the foreign currency rate. The ability to reduce the exposure of currencies on earnings depends on the magnitude of the derivatives compared to the balance sheet positions during each reporting cycle.
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
As of November 2, 2019, accumulated other comprehensive income (loss) related to the interest rate swap agreement included a net unrealized loss of $0.1 million, net of tax, which will be recognized in interest expense after the following 12 months, at the then current values on a pre-tax basis, which can be different than the current quarter-end values. As of November 2, 2019, the net unrealized loss of the interest rate swap recorded in the Company’s condensed consolidated balance sheet was approximately $0.2 million. As of February 2, 2019, the net unrealized gain of the interest rate swap recorded in the Company’s condensed consolidated balance sheet was approximately $1.0 million.
Sensitivity Analysis
As of November 2, 2019, the Company had indebtedness related to a real estate secured term loan of $19.2 million and finance lease obligations of $17.2 million. The real estate secured term loan is covered by a separate interest rate swap agreement with a swap fixed interest rate of approximately 3.06% that matures in January 2026. The interest rate swap agreement is designated as a cash flow hedge and converts the nature of the Company’s real estate secured term loan from LIBOR floating-rate debt to fixed-rate debt. The finance lease obligations are based on fixed interest rates derived from the respective agreements.
As of November 2, 2019, the Company also had borrowings under its short-term borrowing arrangements of $33.0 million which are based on variable rates of interest. Accordingly, changes in interest rates would impact the Company’s results of operations in future periods. A 100 basis point increase in interest rates would not have a significant effect on interest expense for the nine months ended November 2, 2019.
The fair values of the Company’s debt instruments are based on the amount of future cash flows associated with each instrument discounted using the Company’s incremental borrowing rate. As of November 2, 2019 and February 2, 2019, the carrying value was not materially different from fair value, as the interest rates on the Company’s debt approximated rates currently available to the Company. The fair value of the Company’s convertible senior notes is determined based on inputs that are observable in the market and have been classified as Level 2 in the fair value hierarchy.

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
There was no change in our internal control over financial reporting during the third quarter of fiscal 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
As of November 2, 2019, we had approximately $19.2 million of secured indebtedness, $335.7 million of senior unsecured indebtedness at maturity and approximately $253.6 million of trade payables on a consolidated basis.
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

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
Items (a) and (b) are not applicable.
Item (c).  Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
August 4, 2019 to August 31, 2019
Repurchase program[1,2]	5,399,305	$12.59	5,399,305	$94,149,167
Employee transactions[3]	418	$16.42	—
September 1, 2019 to October 5, 2019
Repurchase program[2]	—	—	—	$94,149,167
Employee transactions[3]	342	$17.76	—
October 6, 2019 to November 2, 2019
Repurchase program[2]	—	—	—	$94,149,167
Employee transactions[3]	—	—	—
Total
Repurchase program[2]	5,399,305	$12.59	5,399,305
Employee transactions[3]	760	$17.02	—
______________________________________________________________________
Notes:

[1]
On April 26, 2019, pursuant to existing stock repurchase authorizations, the Company entered into an accelerated share repurchase agreement (the “ASR Contract”) with JPMorgan Chase Bank, National Association (the “ASR Counterparty”) to repurchase an aggregate of $170 million of the Company’s common stock. Upon the terms of the ASR Contract, the Company made an initial payment of $170 million to the ASR Counterparty and received an initial delivery of 5.2 million shares of common stock, which represented approximately $102 million (or 60%) of the ASR Contract. The Company received a final delivery of an additional 5.4 million shares, or $68 million, under its ASR Contract on September 4, 2019. The trade date for these shares was August 30, 2019. Refer to “Part I, Item 1. Financial Statements – Note 4 – Stockholders’ Equity – Share Repurchase Program” for further information.

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

*10.1.	Offer Letter dated October 23, 2019 between the Registrant and Kathryn Anderson (incorporated by reference from the Registrant’s Current Report on Form 8-K filed November 6, 2019).
*†10.2.	Separation and Release Agreement dated December 1, 2019 between the Registrant and Sandeep Reddy.
†31.1.	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
†31.2.	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
††32.1.	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
††32.2.	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
†101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
†101.SCH	XBRL Taxonomy Extension Schema Document
†101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
†101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
†101.LAB	XBRL Taxonomy Extension Label Linkbase Document
†101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
†104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
_______________________________________________________________________________

*	Management Contract or Compensatory Plan
†	Filed herewith
††	Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Guess?, Inc.

Date:	December 3, 2019	By:	/s/ CARLOS ALBERINI
Carlos Alberini
Chief Executive Officer

Date:	December 3, 2019	By:	/s/ KATHRYN ANDERSON
Kathryn Anderson
Chief Financial Officer
(Principal Financial Officer)