Form 10-K
period 2020-02-01
GUESS INC
filed 2020-04-01
CIK 912463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
☒  Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended February 1, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No ☒
As of the close of business on August 3, 2019, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common equity stock held by non-affiliates of the registrant was $756,018,701 based upon the closing price of $16.44 on the New York Stock Exchange composite tape on such date. For this computation, the registrant has excluded the market value of all shares of its common stock reported as beneficially owned by executive officers and directors of the registrant. Such exclusion shall not be deemed to constitute an admission that any such person is an “affiliate” of the registrant.
As of the close of business on March 27, 2020, the registrant had 66,069,055 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the proxy statement for the registrant’s 2020 Annual Meeting of Stockholders are incorporated by reference into Part III herein.

i

IMPORTANT FACTORS REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K, including documents incorporated by reference herein, contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may also be contained in our other reports filed under the Securities Exchange Act of 1934, as amended, in our press releases and in other documents. In addition, from time-to-time, we, through our management, may make oral forward-looking statements. These statements relate to expectations, analyses and other information based on current plans, forecasts of future results and estimates of amounts not yet determinable. These statements also relate to our goals, future prospects, global cost reduction opportunities and profitability efforts, capital allocation plans, cash needs and current business strategies and strategic initiatives. These forward-looking statements are identified by their use of terms and phrases such as “anticipate,” “believe,” “continue,” “could,” “create,” “estimate,” “expect,” “goal,” “intend,” “may,” “outlook,” “pending,” “plan,” “predict,” “project,” “see,” “should,” “strategy,” “will,” “would,” and other similar terms and phrases, including references to assumptions.
Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed. These forward-looking statements may include, among other things, statements or assumptions relating to: our expected results of operations; the accuracy of data relating to, and anticipated levels of, future inventory and gross margins; anticipated cash requirements and sources; our convertible senior notes issued in April 2019, including our ability to settle the liability in cash; the length and severity of epidemics or pandemics, such as the coronavirus (or “COVID-19”) pandemic, or other catastrophic events, and the related impact on both customer demand and supply chain functions, as well as our future consolidated financial position, results of operations and cash flows; risk of future non-cash asset impairment charges, including goodwill, operating right-of-use assets and/or store asset impairment charges; cost containment efforts; estimated charges; plans regarding store openings, closings, remodels and lease negotiations; effects of doing business outside of the United States, including, without limitations, exchange rate fluctuations, inflation, changes to import duties, tariffs and quotas, political and economic instability and terrorism; effects of the United Kingdom’s departure from the European Union; plans to improve the efficiency and effectiveness of the Company’s European distribution centers; plans regarding business growth, international expansion and capital allocation; plans regarding supply chain efficiencies and global planning and allocation; e-commerce, digital and omni-channel initiatives; business seasonality; results and risks of current and future legal proceedings; industry trends; consumer demands and preferences; competition; currency fluctuations and related impacts; estimated tax rates, including the impact of the 2017 Tax Cuts and Jobs Act (“Tax Reform”) and other similar tax reforms in foreign jurisdictions, future clarifications and legislative amendments thereto, as well as our ability to accurately interpret and predict its impact on our cash flows and financial condition; results of tax audits and other regulatory proceedings; the impact of recent accounting pronouncements; raw material and other inflationary cost pressures; consumer confidence; and general economic conditions. We do not intend, and undertake no obligation, to update our forward-looking statements to reflect future events or circumstances. Such statements involve risks and uncertainties, which may cause actual results to differ materially from those set forth in these statements. Important factors that could cause or contribute to such differences include those discussed under “Part I, Item 1A. Risk Factors” contained herein.

ii

PART I
ITEM 1.    Business.
General
Unless the context indicates otherwise, the terms “we,” “us,” “our” or the “Company” in this Form 10-K refer to Guess?, Inc. (“GUESS?”) and its subsidiaries on a consolidated basis.
We design, market, distribute and license one of the world’s leading lifestyle collections of contemporary apparel and accessories for men, women and children that reflect the American lifestyle and European fashion sensibilities. Our apparel is marketed under numerous trademarks including GUESS, GUESS?, GUESS U.S.A., GUESS Jeans, GUESS? and Triangle Design, MARCIANO, Question Mark and Triangle Design, a stylized G and a stylized M, GUESS Kids, Baby GUESS, YES, G by GUESS (GbG), GUESS by MARCIANO and Gc. The lines include full collections of clothing, including jeans, pants, skirts, dresses, shorts, blouses, shirts, jackets, knitwear and intimate apparel. In addition, we selectively grant licenses to design, manufacture and distribute a broad range of products that complement our apparel lines, including eyewear, watches, handbags, footwear, kids’ and infants’ apparel and footwear, outerwear, fragrance, jewelry and other fashion accessories. We also grant licenses to certain wholesale partners to operate and sell our products through licensed retail stores.
Our products are sold through direct-to-consumer, wholesale and licensing distribution channels. Our core customers are style-conscious consumers comprised of three target consumer groups: Heritage, Millennials and Generation Z. Our Heritage customers, typically aged 40 years and older, are very loyal and have been shopping with us for years. We appeal to these customers through GUESS and specialty product lines that include MARCIANO, a more sophisticated fashion line targeted to women and men. Our Millennial customers are typically between the ages of 25 to 39 and Generation Z customers are typically between the ages of 10 to 24 years old. These two target consumer groups shop streetwear and vintage inspired trends, viewing GUESS as accessible luxury.
We were founded in 1981 and currently operate as a Delaware corporation.
We operate on a 52/53-week fiscal year calendar, which ends on the Saturday nearest to January 31 of each year. All references herein to “fiscal 2020,” “fiscal 2019,” and “fiscal 2018” represent the results of the 52-week fiscal years ended February 1, 2020 and February 2, 2019 and the 53-week fiscal year ended February 3, 2018. The additional week in fiscal 2018 occurred during the fourth quarter ended February 3, 2018. References to “fiscal 2021” represent the 52-week fiscal year ending January 30, 2021.
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
Global Diversification.   The global success of the GUESS? brand has reduced our reliance on any particular geographic region. This geographic diversification provides broad opportunities for long-term growth, even during regional economic slowdowns. The percentage of our revenue generated from outside of the U.S. has grown from approximately 32% of our total revenues for the year ended December 31, 2005 to approximately 72% of our total revenues for the year ended February 1, 2020. As of February 1, 2020, the Company directly operated 1,169 retail stores in the Americas, Europe and Asia. The Company’s partners operated 560 additional retail stores worldwide. As of February 1, 2020, the Company and its partners operated in approximately 100 countries worldwide. We continue to evaluate the different businesses in our global portfolio, directing capital investments to those with more profit potential.

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
Our directly operated retail stores and concessions as of February 1, 2020, February 2, 2019 and February 3, 2018 were comprised as follows:

	Year Ended		Year Ended		Year Ended
	Feb 1, 2020		Feb 2, 2019		Feb 3, 2018
Region	Stores	Concessions	Stores	Concessions	Stores	Concessions
United States	280	—	288	—	306	—
Canada	80	—	89	—	89	—
Central and South America	73	27	67	27	59	27
Total Americas	433	27	444	27	454	27
Europe and the Middle East	517	39	490	37	400	33
Asia and the Pacific	219	117	227	174	157	177
Total	1,169	183	1,161	238	1,011	237
e-Commerce.   As of February 1, 2020, we operated retail websites in the Americas, Europe and Asia. We have e-commerce available to 55 countries and in ten languages around the world. Our websites act as virtual storefronts that both sell our products and promote our brands. Designed as customer shopping centers, these sites showcase our products in an easy-to-navigate format, allowing customers to see and purchase our collections of apparel and accessories. These virtual stores have not only expanded our direct-to-consumer distribution channel, but they have also improved customer relations and are fun and entertaining alternative-shopping environments. As part of our omni-channel initiative, e-commerce orders in certain regions may be fulfilled from our distribution centers, or from our retail stores, or both.
Wholesale Distribution.   We sell through both domestic and international wholesale distribution channels as well as retail stores and concessions operated by certain wholesale partners.
Wholesale.   In Europe, our products are sold in stores ranging from large, well-known department stores like El Corte Inglès, Galeries Lafayette and Printemps to small upscale multi-brand boutiques. Because our European wholesale business is more fragmented, we generally rely on a large number of smaller regional distributors and agents to distribute our products. In the Americas, our wholesale customers consist primarily of better department stores, including Macy’s, Liverpool and Hudson’s Bay, and select specialty retailers and upscale boutiques, which have the image and merchandising expertise that we require for the effective presentation of our products. Through our foreign subsidiaries and our network of international distributors, our products are also available in major cities throughout Africa, Asia, Australia and the Middle East.
Licensed stores and concessions.   We also sell product to certain wholesale customers who operate licensed retail stores and concessions which allows us to expand our international operations with a lower level of capital investment while still closely monitoring store designs and merchandise programs in order to protect the integrity of the GUESS? brand.

Licensed retail stores and concessions operated by our wholesale partners as of February 1, 2020, February 2, 2019 and February 3, 2018 were comprised as follows:

	Year Ended		Year Ended		Year Ended
	Feb 1, 2020		Feb 2, 2019		Feb 3, 2018
Region	Stores	Concessions	Stores	Concessions	Stores	Concessions
United States	2	1	2	1	2	1
Central and South America	40	—	37	—	44	—
Total Americas	42	1	39	1	46	1
Europe and the Middle East	228	—	210	—	269	—
Asia and the Pacific	290	210	309	184	337	191
Total	560	211	558	185	652	192
Licensing Operations.   The desirability of the GUESS? brand name among consumers has allowed us to selectively expand our product offerings and global markets through trademark licensing arrangements, with minimal capital investment or on-going operating expenses. We currently have various domestic and international licenses that include eyewear, watches, handbags, footwear, kids’ and infants’ apparel and footwear, outerwear, fragrance, jewelry and other fashion accessories; and include licenses for the design, manufacture and distribution of GUESS? branded products in markets which include Africa, Asia, Australia, Europe, the Middle East, Central America, North America and South America.
Multiple Store Concepts.   Our products are sold around the world primarily through six different store concepts, namely our GUESS? full-price retail stores, our GUESS? factory outlet stores, our GUESS? Accessories stores, our G by Guess (GbG) stores, our MARCIANO stores and our GUESS? Kids stores. We and our partners also have a small number of underwear, Gc watch and footwear concept stores. This allows us to target the various demographics in each region through dedicated store concepts that market each brand or concept specifically to the desired customer population. Having multiple store concepts also allows us to target our newer brands and concepts in different markets than our flagship GUESS? store concept.
Business Segments
The Company’s businesses are grouped into five reportable segments for management and internal financial reporting purposes: Americas Retail, Americas Wholesale, Europe, Asia and Licensing. The Americas Retail segment includes the Company’s retail and e-commerce operations in the Americas. The Americas Wholesale segment includes the Company’s wholesale operations in the Americas. The Europe segment includes the Company’s retail, e-commerce and wholesale operations in Europe and the Middle East. The Asia segment includes the Company’s retail, e-commerce and wholesale operations in Asia and the Pacific. The Licensing segment includes the worldwide licensing operations of the Company. See “Part IV. Financial Statements – Note 18 – Segment Information” in this Form 10-K for disclosures about our segment financial information.
Americas Retail Segment
In our Americas Retail segment, we sell our products direct-to-consumer through a network of directly operated retail and factory outlet stores and e-commerce sites in the Americas.
Retail stores and concessions.   Our Americas Retail stores and concessions are comprised of a mix of GUESS? factory outlet stores, full-priced GUESS? retail stores, G by GUESS (GbG) stores, GUESS? Accessories stores and MARCIANO stores. For the year ended February 1, 2020, we opened 16 new stores and closed 27 stores in the Americas, ending the year with 433 stores. This store count does not include 27 concessions in Mexico. We directly operated our retail stores and concessions in Mexico and Brazil through our majority-owned joint ventures.
e-Commerce.   Our Americas Retail segment also includes our directly operated retail and other marketplace websites in the U.S., Canada, Mexico and Brazil. These websites operate as virtual storefronts that, combined with our retail stores, provide a seamless shopping experience to the consumer to sell our products and promote our brands. They also provide fashion information and a mechanism for customer feedback while promoting customer loyalty and enhancing our brand identity through interactive content online and through smartphone applications. Our U.S. and Canadian online sites are fully integrated with our customer relationship management (“CRM”) system and loyalty programs. Omni-channel initiatives that we have already deployed in the U.S. and Canada include “buy online, pick-up in stores” or “buy online, return in stores” and “order from store” as well as mobile-optimized commerce sites and smartphone applications. In the U.S. and Canada, e-commerce orders may be fulfilled from our distribution centers, or from our retail stores, or both.
Americas Wholesale Segment
In our Americas Wholesale segment, we sell our products through wholesale channels throughout the Americas and to third-party distributors based in Central and South America as well as licensed retail locations operated by our wholesale partners. Our Americas Wholesale business generally experiences stronger performance from July through November. Our Americas Wholesale customers consist primarily of better department stores, select specialty retailers, upscale boutiques as well as select off-price retailers. As of February 1, 2020, our products were sold to consumers through 1,477 major doors in the Americas as well as through our customers’ e-commerce sites. This compares to 1,441 major doors at February 2, 2019. As of February 1, 2020, these locations included 854 shop-in-shops, a designated selling area within a department store that offers a wide array of our products and incorporates GUESS? signage and fixture designs. These shop-in-shops, managed by the department stores, allow us to reinforce the GUESS? brand image with our customers. Many department stores have more than one shop-in-shop, with each one featuring women’s, men’s or kids’ apparel and footwear. We also sell product to licensed retail stores and concessions operated by certain wholesale customers. For the year ended February 1, 2020, our partners opened three new stores, ending the year with 42 licensed retail stores in the Americas. As of February 1, 2020, the total 42 licensed retail stores were comprised of 40 stores in Central and South America and two stores in the U.S. This store count does not include one concession that was operated by one of our partners in the U.S.
Our Americas Wholesale merchandising strategy is to focus on trend-right products supported by key fashion basics. We have sales representatives in New York, Los Angeles, Toronto, Montreal, Mexico City and Vancouver who coordinate with customers to determine the inventory level and product mix that should be carried in each store. Additionally, we use merchandise coordinators who work with the stores to ensure that our products are displayed appropriately. During fiscal 2020, our two largest wholesale customers accounted for a total of approximately 2.7% of our consolidated net revenue.
Europe Segment
In our Europe segment, we sell our products through direct-to-consumer and wholesale channels throughout Europe and the Middle East.
European Direct-to-Consumer.   Our European direct-to-consumer network is comprised of brick-and-mortar retail stores and concessions and e-commerce sites.
Retail stores and concessions.   Our European retail stores and concessions are primarily comprised of a mix of directly operated GUESS? retail and outlet stores, MARCIANO retail stores, GUESS? Accessories retail and outlet stores, GUESS? Footwear stores and GUESS? Kids stores. For the year ended February 1, 2020, we opened 33 new stores and closed six stores, ending the year with 517 directly operated stores in Europe and the Middle East. This store count does not include 39 directly operated concessions in Europe. Certain of our European stores require initial investments in the form of key money to secure prime store locations. These amounts are paid to landlords or existing lessees in certain circumstances.
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
European Wholesale Distribution.   We sell our products both through wholesale distribution channels and through licensed retail stores and concessions operated by our wholesale partners throughout Europe and the Middle East. Our European wholesale business generally relies on a large number of smaller regional distributors and agents to distribute our products primarily to smaller independent multi-brand boutiques. Our products are also sold directly to large, well-known department stores like El Corte Inglès, Galeries Lafayette and Printemps. Overall, we have over 8,000 customers with one customer representing slightly more than 1% of our consolidated net revenue during fiscal 2020. The type of customer varies from region to region depending on both the prominence of the GUESS? brand in each region and the dominance of a particular type of retail channel in each region. In countries where the brand is well known, we operate through showrooms where agents and distributors can view our line and place orders. We currently have showrooms in key cities such as Barcelona, Düsseldorf, Lugano, Munich, Paris, Lisbon, Moscow and Warsaw. We sell both our apparel and certain accessories products under our GUESS? and MARCIANO brand concepts through our wholesale channel, operating primarily through two seasons, Spring/Summer and Fall/Winter. Generally, our Spring/Summer sales campaign is from April to September with the related shipments occurring primarily from November to April. The Fall/Winter sales campaign is from November to April with the related shipments occurring primarily from May to October. The Company may take advantage of early-season demand and potential reorders by offering a pre-collection assortment which ships at the beginning of each season. Customers retain the ability to request early shipment of backlog orders, delay shipments or cancel orders depending on their needs. Revenues from sales to our wholesale licensed stores are also recognized as wholesale sales within our European wholesale operations. For the year ended February 1, 2020, our partners opened 24 new licensed retail stores and closed six stores, ending the year with 228 licensed retail stores in Europe and the Middle East.
Asia Segment
In our Asia segment, we sell our products through direct-to-consumer and wholesale channels throughout Asia and the Pacific.
Asian Direct-to-Consumer.    Our Asian direct-to-consumer network is comprised of brick-and-mortar retail stores and concessions and e-commerce sites.
Retail stores and concessions.   Our Asian retail stores and concessions include a mix of directly operated GUESS?, GUESS? Footwear, GUESS? Accessories, GUESS? Kids and MARCIANO stores. For the year ended February 1, 2020, we opened 17 new stores and closed 11 stores. During fiscal 2020, we also transferred 14 directly operated stores to our partners. This related primarily to the sale of our directly operated stores in Australia to our wholesale distributor in the region. We ended the year with 219 directly operated stores in Asia and the Pacific. This store count does not include 117 directly operated apparel and accessory concessions. Concessions are widely used in Asia and generally represent directly managed areas within a department store setting.
e-Commerce.   We also have e-commerce sites throughout Asia which operate as virtual storefronts that, combined with our retail stores, provide a seamless shopping experience to the consumer to sell our products and promote our brands.
Asian Wholesale Distribution.   Our Asian wholesale customer base is comprised primarily of a small number of selected distributors with which we have contractual distribution arrangements and licensed stores and concessions operated by our wholesale partners. For the year ended February 1, 2020, our partners opened nine new licensed retail stores and closed 42 stores. As noted above, during fiscal 2020, we also transferred 14 directly operated stores to our partners. We ended the year with 290 licensed retail stores. This store count does not include 210 apparel and accessory concessions operated by our partners in Asia.
Licensing Segment
Our Licensing segment includes the worldwide licensing operations of the Company. The desirability of the GUESS? brand name among consumers has allowed us to selectively expand our product offerings and global markets through trademark licensing arrangements, with minimal capital investment or on-going operating expenses. We currently have various domestic and international licenses that include eyewear, watches, handbags, footwear, kids’ and infants’ apparel and footwear, outerwear, fragrance, jewelry and other fashion accessories; and include licenses for the design, manufacture and distribution of GUESS? branded products in markets which include Africa, Asia, Australia, Europe, the Middle East, Central America, North America and South America.

Our trademark license agreements customarily provide for a multi-year initial term generally ranging from three to ten years, and may contain options to renew prior to expiration for an additional multi-year period. The typical license agreement requires that the licensee pay us the greater of a royalty based on a percentage of the licensee’s net sales of licensed products or a guaranteed annual minimum royalty that typically increases over the term of the license agreement. In addition, several of our key license agreements provide for specified, fixed cash rights payments over and above our normal, ongoing royalty payments. Generally, licensees are required to spend a percentage of the net sales of licensed products for advertising and promotion of the licensed products and in many cases, we place the ads on behalf of the licensee and are reimbursed. Additionally, licensees also make contributions to advertising funds, as a percentage of their sales, or may elect to increase their contribution to support specific brand-building initiatives.
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
Strategic Partnerships
We evaluate opportunities for strategic acquisitions and alliances and pursue those that we believe will support and contribute to our overall strategic initiatives and/or will take advantage of economies of scale. Similarly, when existing investments and alliances no longer align with strategic initiatives or as other circumstances warrant, we will evaluate various exit opportunities. We currently have majority-owned joint ventures in Russia, Brazil, Portugal, the Canary Islands, and Mexico. These joint ventures allow us to accelerate expansion, revitalize certain regions, and provide enhanced development of our retail and wholesale channels in these regions.
During fiscal 2020, we sold all of our directly operated stores in Australia to a wholesale distributor in the region. During fiscal 2020, we also sold our directly operated underwear business in South Korea to a local licensee partner.
Design
Apparel products are designed by in-house design teams located in the U.S., Switzerland and South Korea. The U.S. and Switzerland teams collaborate to share ideas for products that can be sold throughout our global markets and are inspired by our GUESS? heritage. Our design teams seek to identify global fashion trends and interpret them for the style-conscious consumer while retaining the distinctive GUESS? image. They travel throughout the world in order to monitor fashion trends and discover new fabrics. These fabrics, together with the trends observed by our designers, serve as the primary source of inspiration for our lines and collections. We also maintain a fashion library consisting of vintage and contemporary garments as another source of creative concepts. In addition, our design teams work closely with members of our sales, merchandising and retail operations teams to further refine our products to meet the particular needs of our markets.
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
As an ongoing strategic initiative, we leave a larger portion of our buys open prior to each season to improve the efficiency of our speed-to-market by allowing us to design and produce closer to market delivery. This allows us to better react to emerging fashion trends in the market. We are also working to shorten our lead times through partnering with our suppliers, exercising agility in the production process and continuously searching for new suppliers and sourcing opportunities in reaction to the latest trends. We have developed IT systems to capture and share key performance indicators with our partners to drive ongoing improvements. During fiscal 2020, we significantly reduced our vendor base in the Americas and Europe. We also made continued progress on reducing our dependency on sourcing from China and mitigating potential tariff risk without compromising the quality of our products. Additionally, offering an assortment of global products continues to be an area of focus. As a global brand, we maintain skilled sourcing teams in North America, Europe and Asia.
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
In addition, we are working with our partners to improve the production processes through education and by pursuing the use of sustainable materials and practices.
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
Logistics
We utilize distribution centers at strategically located sites. The Company’s U.S. distribution center is based in Louisville, Kentucky, where we use fully integrated and automated distribution systems. The bar code scanning of merchandise and distribution cartons, together with radio frequency communications, provide timely, controlled, accurate and instantaneous updates to our distribution information systems. Distribution of our products in Canada is handled primarily from Company operated distribution centers in Montreal, Quebec. In Europe, distribution of our products is handled primarily by third-party distributors. During fiscal 2019, the Company transitioned a majority of its European product distribution from Italy to facilities located in Venlo, Netherlands. The Company also utilizes smaller distribution facilities throughout Europe. We utilize several third-party operated distribution warehouses that service the Asia region.
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
Information Systems
We believe that high levels of automation and technology are essential to maintain our competitive position and support our strategic objectives and we continue to invest in and update computer hardware, network infrastructure, system applications and cyber security. Our computer information systems consist of a full range of financial, distribution, merchandising, point-of-sales, customer relationship management, supply chain, digital platform, enterprise resource planning and other systems. During fiscal 2020, key initiatives included digital platform improvement and stabilization, beginning the migration of our home-grown e-commerce platform to Salesforce Commerce Cloud, continued development of mobile-based initiatives to support both our wholesale and direct-to-consumer businesses, various customer-focused initiatives and continued enhancements of our product life cycle management and supply chain tracking system to facilitate vendor and freight forwarder collaboration and increase the efficiency of the supply chain. In addition, we continue to enhance our systems to align our IT standards globally, accommodate future growth and provide operational efficiencies.

Trademarks
We own numerous trademarks, including GUESS, GUESS?, GUESS U.S.A., GUESS Jeans, GUESS? and Triangle Design, MARCIANO, Question Mark and Triangle Design, a stylized G and a stylized M, GUESS Kids, Baby GUESS, YES, G by GUESS, GbG, GUESS by MARCIANO and Gc. As of February 1, 2020, we had over 4,900 U.S. and internationally registered trademarks or trademark applications pending with the trademark offices in over 175 countries around the world, including the U.S. From time-to-time, we adopt new trademarks in connection with the marketing of our product lines. We consider our trademarks to have significant value in the marketing of our products and act aggressively to register and protect our trademarks worldwide.
Like many well-known brands, our trademarks are subject to infringement. We have staff devoted to the monitoring and aggressive protection of our trademarks worldwide.
Wholesale Backlog
We generally receive orders for fashion apparel three to six months prior to the time the products are delivered to our customers’ stores. The backlog of wholesale orders at any given time is affected by various factors, including seasonality, cancellations, the scheduling of market weeks, the timing of the receipt of orders and the timing of the shipment of orders and may include orders for multiple seasons. Accordingly, a comparison of backlogs of wholesale orders from period-to-period is not necessarily meaningful and may not be indicative of eventual actual shipments. This is particularly true in light of recent events resulting from the COVID-19 pandemic, which we expect could have a material impact on our wholesale orders and backlog.
U.S. and Canada Backlog.   Our U.S. and Canadian wholesale backlog as of March 23, 2020, consisting primarily of orders for fashion apparel, was $43.6 million in constant currency, compared to $47.7 million at March 25, 2019, a decrease of 8.5%.
Europe Backlog.   As of March 22, 2020, the European wholesale backlog was €292.7 million, compared to €249.8 million at March 24, 2019, an increase of 17.2%. The backlog as of March 22, 2020 is primarily comprised of sales orders for the Fall/Winter 2020 and Spring/Summer 2020 seasons.
Employees
As of February 2020, we had approximately 15,800 associates, both full and part-time, consisting of approximately 6,500 in the U.S. and 9,300 in foreign countries. The number of our employees fluctuates during the year based on seasonal needs. In some international markets, local laws provide for employee representation by organizations similar to unions and some of our international employees are covered by trade-sponsored or governmental bargaining arrangements. We consider our relationship with our associates to be good.
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
Sustainability
Information about our sustainability efforts is available online at http://sustainability.guess.com, which provides information on our policies, social impact and environmental programs, as well as our sustainability strategy, data and reporting. The information contained on, or that may be accessed through, our websites is not incorporated by reference into, and is not a part of, this Annual Report.

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
Our financial condition and results of operations could be adversely affected by outbreaks of contagious disease such as the recent COVID-19 pandemic.
Our business could be adversely affected by a widespread outbreak of contagious disease, including the recent COVID-19 pandemic, resulting in business closures and a limit on consumer and employee travel across the globe. Any outbreak of contagious diseases, and other adverse public health developments, could have a material and adverse effect on our business operations. These could include disruptions or restrictions on our ability to travel, temporary closures of our stores and/or office buildings or the facilities of our wholesale customers or suppliers. We may also see disruptions or delays in shipments and negative impacts to pricing of certain components of our products. Further, any disruption of our customers or suppliers would likely impact our sales and operating results. In addition, a significant outbreak of contagious diseases in the human population could result in a widespread health crisis that could adversely affect the economies and financial markets of many countries, resulting in an economic downturn that could affect demand for our end customers’ products and likely impact our operating results. The resulting economic downturn can also negatively impact our stock price.
As of the time of this filing, the impacts of the COVID-19 pandemic have been broad reaching, including impacts to our retail, wholesale and licensing businesses. The pandemic has had an impact on our business globally, with significant temporary store closures and materially lower store traffic at stores that remain open. The COVID-19 pandemic is also impacting the Asia region where we source most of our inventory. Temporary factory closures and the pace of workers returning to work could further impact our suppliers’ ability to source certain raw materials and to produce and fulfill finished goods orders in a timely manner. As of the date of this filing, we have also experienced modest impacts on deliveries, driven primarily by factory labor shortages and port congestion. However, the ability of our distribution and logistics providers to operate may be further impacted depending on the continued severity and duration of the pandemic and may have a significant impact on the cost and timing of receipts for future seasons. The occurrence of any of these events could further negatively impact our future consolidated financial position, results of operations and cash flows. There could be a prolonged impact on our business due to slow economic recovery or changes in consumer behavior. We currently anticipate that we will be able to satisfy our ongoing cash requirements during the next twelve months primarily with cash flow from operations and existing cash balances as supplemented by borrowings under our existing Credit Facility in the U.S. and Canada as well as bank facilities in Europe and China as needed. However, if we have sustained decrease in consumer demand related to the COVID-19 pandemic, we may require access to additional credit. There is no guarantee that we will be able to obtain additional credit or to extend or refinance our existing borrowing agreements, if needed. The results for the first quarter of fiscal 2021 as well as full fiscal 2021 could also be impacted in ways we are not able to predict today, including, but not limited to, non-cash write-downs and asset impairment charges (including impairments on property and equipment, operating lease right-of use assets and goodwill); unrealized gains or losses related to investments; foreign currency fluctuations; and collections of accounts receivables. We are continuing to monitor the potential impact of the COVID-19 pandemic.
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
Our ability to maintain our reputation is critical to our brand. Our reputation could be jeopardized if we or our third-party providers fail to maintain high standards for merchandise quality and integrity. Any negative publicity about these types of concerns may reduce demand for our merchandise. Failure by us or our third-party providers to comply with ethical, social, product, labor, health and safety or environmental standards could also jeopardize our reputation and potentially lead to various adverse consumer actions, including boycotts. They could also impact investment decisions by investors, including some large institutional investors and funds, which could negatively impact our stock price. With the increased proliferation of social media, public perception about our products, our business practices, our stores or our brand, whether justified or not, could significantly impair our reputation, involve us in litigation, damage our brand and have a material adverse effect on our business. Failure to comply with local laws and regulations, to maintain an effective system of internal controls or to provide accurate and timely financial statement information could also hurt our reputation. Damage to our reputation or loss of consumer confidence for any of these or other reasons could have a material adverse effect on our results of operations and financial condition, as well as require additional resources to rebuild our reputation.

Poor or uncertain economic conditions, and the resulting negative impact on consumer confidence and spending, have had and could in the future have an adverse effect on our business, prospects, operating results, financial condition and cash flows.
The apparel industry is cyclical in nature and is particularly affected by adverse trends in the general economy. Purchases of apparel and related merchandise are generally discretionary and therefore tend to decline during periods of economic uncertainty and recession, but may also decline at other times. Over the last several years, volatile economic conditions and uncertain market conditions in many markets around the world have resulted in cautious consumer spending. For example, a number of European countries experienced difficult economic conditions, including sovereign debt issues that negatively impacted the capital markets. These conditions resulted in reduced consumer confidence and spending in many countries in Europe, particularly Southern Europe. While these conditions have improved, if conditions in Europe, or other economic regions in which we do business, worsen or fail to further improve, there will likely be a negative impact on our business, prospects, operating results, financial condition and cash flows.
In addition to the factors contributing to the current economic environment, there are a number of other factors that could contribute to reduced levels of consumer spending, such as increases in interest rates, currency fluctuations, inflation, unemployment, consumer debt levels, inclement weather, taxation rates, net worth reductions based on market declines or uncertainty, energy prices and austerity measures. Similarly, natural disasters, labor unrest, actual or potential terrorist acts, public health crises, geopolitical unrest and other conflicts can also create significant instability and uncertainty in the world, causing consumers to defer purchases and travel, or prevent our suppliers and service providers from providing required services or materials to us. These or other factors could materially and adversely affect our business, prospects, operating results, financial condition and cash flows. Uncertainty surrounding potential U.S. policies related to immigration, global trade and other matters could amplify many of these risks and potential impacts.
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

•	restrictions on the transfer of funds between the U.S. and foreign jurisdictions;

•	our ability and the ability of our international retail store licensees, distributors and joint venture partners to locate and continue to open desirable new retail locations; and

•	natural disasters or public health crises in areas in which our contractors, suppliers, or customers are located.

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
As part of our normal operations, we collect, process, transmit and where appropriate, retain certain sensitive and confidential employee and customer information, including credit card information. There is significant concern by consumers and employees over the security of personal information, consumer identity theft and user privacy. Despite the security measures we have in place, our facilities and systems, and those of our third-party service providers, may be vulnerable to security breaches, cyber-attacks, acts of vandalism, computer viruses, misplaced or lost data, programming and/or human errors, or other similar events. As a result of recent security breaches at a number of prominent retailers and other large institutions, the media and public scrutiny of information security and privacy has become more intense and the regulatory environment has become more uncertain. Any security breach involving the misappropriation, loss or other unauthorized disclosure of confidential information, whether by us or our vendors, could result in significant legal and remediation expenses, severely damage our reputation and our customer relationships, harm sales, expose us to risks of litigation and liability and result in a material adverse effect on our business, financial condition and results of operations. Additionally, changing privacy laws in the United

States, Europe and elsewhere, including the adoption by the European Union of the General Data Protection Regulation (“GDPR”), which became effective May 2018, created new individual privacy rights and imposed increased obligations on companies handling personal data. Consequently, we may incur significant costs related to prevention and to comply with laws regarding the protection and unauthorized disclosure of personal information. A failure to comply with the stringent rules of the GDPR could result in material fines.
A significant disruption at any of our distribution facilities could have a material adverse impact on our sales and operating results.
Our U.S. business relies primarily on a single distribution center located in Louisville, Kentucky to receive, store and distribute merchandise to all of our U.S. retail stores, wholesale customers and e-commerce customers. Distribution of our products in Canada is handled primarily from two distribution centers in Montreal, Quebec. In Asia, we utilize several third-party operated distribution warehouses that service the Asia region. In Europe, distribution of our products is handled primarily by third-party distributors. The Company transitioned a majority of its European product distribution from Italy to facilities located in Venlo, Netherlands and continues to optimize its logistic network in Europe.
Any significant interruption in the operation of any of our distribution centers due to natural events (including public health crises), weather conditions, accidents, system failures, capacity issues, labor issues, relationships with our third-party warehouse operators or landlords, failure to successfully complete or delays in optimizing our logistics network, new providers, and/or new distribution systems or other unforeseen causes could have a material adverse effect on our ability to efficiently manage the volume and/or costs associated with the distribution of our products without encountering shipment delays or wholesale order cancellations. Such impacts could negatively impact our sales, inventory positions, operating results and customer relations.
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
Since the majority of our international operations are conducted in currencies other than the U.S. dollar (primarily the British pound, Canadian dollar, Chinese yuan, euro, Japanese yen, Korean won, Mexican peso, Polish zloty, Russian rouble and Turkish lira), currency fluctuations can have a significant impact on the translation of our international revenues and earnings (loss) into U.S. dollar amounts. These amounts could be materially affected by the strengthening of the U.S. dollar, negatively impacting our results of operations, earnings and our ability to generate revenue growth. Furthermore, our products are typically sourced in U.S. dollars. As a result, the cost of these products may be affected by changes in the value of the applicable local currencies. Changes in currency exchange rates may also affect the U.S. dollar value of the foreign currency denominated prices at which our international businesses sell products. Our future financial results could be significantly affected by not only the value of the U.S. dollar in relation to the foreign currencies in which we conduct business, but also the speed at which these fluctuations occur. If the U.S. dollar strengthens relative to the respective fiscal 2020 foreign exchange rates, foreign exchange could negatively impact our revenues and operating results, as well as our international cash and other balance sheet items during fiscal 2021, particularly in Canada, Europe (primarily the euro, British pound, Turkish lira and Russian rouble) and Mexico.
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
The raw materials used to manufacture our merchandise are subject to availability constraints and price volatility caused by high demand for fabrics, currency fluctuations, crop yields, weather patterns, climate change, supply conditions, government regulations (including tariffs), labor conditions, energy costs, transportation or freight costs, economic climate, public health crises, market speculation and other unpredictable factors. Negative trends in any of these conditions or our inability to appropriately project fabric requirements in the future could increase costs and negatively impact profitability.
We are subject to periodic litigation and other regulatory proceedings, which could result in unexpected obligations, as well as the diversion of time and resources.
We are involved from time-to-time in various U.S. and foreign lawsuits relating to our business, including purported class action lawsuits and intellectual property claims. In addition, we can be subject to regulatory scrutiny which may result in regulatory proceedings, such as the European Commission allegations of breach of certain European Union competition rules by the Company which resulted in a fine of €39.8 million ($45.6 million), which was imposed during the fourth quarter of fiscal 2019 and paid by the Company in the first quarter of fiscal 2020. Due to the inherent uncertainties of litigation and regulatory proceedings, we cannot accurately predict the ultimate outcome of any such new or existing proceedings. Should management’s evaluation of any such claims or proceedings or the likelihood of any future claims or proceedings prove incorrect, our exposure could materially exceed expectations, adversely impacting our business, financial condition and results of operations. In addition, any significant litigation or regulatory matters, regardless of the merits, could divert management’s attention from our operations and result in substantial legal fees. See “Part IV. Financial Statements – Note 15 – Commitments and Contingencies” in this Form 10-K for disclosures about our legal and other proceedings.

We could find that we are carrying excess inventories if we fail to shorten lead-times or anticipate consumer demand, if our international vendors do not supply quality products on a timely basis, if our merchandising strategies fail or if we do not open new and remodel existing stores on schedule.
Although we have shortened lead-times for the design, production and development of a portion of our product lines, we expect to continue to place orders with our vendors for most of our products a season or more in advance. If we are not successful in our efforts to continue to shorten lead-times or if we fail to correctly anticipate fashion trends or consumer demand, we could end up carrying excess inventories. Even if we effectively shorten lead-times and correctly anticipate consumer fashion trends and demand, our vendors could fail to supply the quality products and materials we require at the time we need them. Moreover, we could fail to effectively market or merchandise these products once we receive them. In addition, we could fail to open new or remodeled stores on schedule, and inventory purchases made in anticipation of such store openings could remain unsold. If we experience excess inventories as a result of these or any other factors, including as a result of temporary store closures, wholesale order cancellations and reduced consumer demand resulting from the COVID-19 pandemic, we could incur inventory write-downs and more markdowns, which in turn could have a material adverse effect on our results of operations and financial condition.
Our success depends on the strength of our relationships with our suppliers and manufacturers.
The majority of our finished goods are sourced from partners and suppliers located in over 30 countries outside the U.S. In fiscal 2020, over half of these products were sourced from our partners and suppliers based in China. Our two largest suppliers, which were our licensee partners, accounted for approximately 25% of our purchases of finished goods in fiscal 2020.
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
In fiscal 2020, our two largest wholesale customers accounted for a total of approximately 2.7% of our consolidated net revenue. No other single customer or group of related customers in any of our segments accounted for more than 1.0% of our consolidated net revenue in fiscal 2020. Continued consolidation in the retail industry could further decrease the number of, or concentrate the ownership of, stores that carry our products and our licensees’ products. In recent years, there has been a significant increase in the number of designer brands seeking placement in department stores, which makes any one brand potentially less attractive to department stores. If any one of our major wholesale customers decides to decrease purchases from us, to stop carrying GUESS? products or to carry our products only on terms less favorable to us, our sales and profitability could significantly decrease. Similarly, some retailers have recently experienced significant financial difficulties, which in some cases have resulted in bankruptcy, liquidation and store closures. Financial difficulties of one of our major customers could result in reduced business and higher credit risk with respect to that customer. Any of these circumstances could ultimately have a material adverse effect on our results of operations and financial condition.

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
In fiscal 2020, slightly less than 80% of our net royalties were derived from our top five licensed product lines. A decrease in customer demand for any of these product lines could have a material adverse effect on our results of operations and financial condition. In addition, purchases from our top two licensees in fiscal 2020 accounted for almost 25% of our total inventory purchases. Although we believe that in most circumstances we could replace existing licensees if necessary, we may have a negative impact during the transition period. Our inability to replace existing licensees for any period of time could adversely affect our revenues and results of operations.
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
We regularly evaluate strategic acquisitions and alliances and pursue those that we believe will support and contribute to our overall growth initiatives. Our historical acquisitions include our former European jeanswear licensee in 2005, our former European licensee of children’s apparel in 2008 and our former European licensee of MARCIANO apparel in 2012. In addition, we have entered into joint venture relationships with partners in Brazil, the Canary Islands, Mexico, Portugal and Russia and have been directly operating our South Korea and China businesses since 2007, our international jewelry business since 2010, our Japan business starting in 2013, our retail businesses in Singapore since 2017 and our retail businesses in Cyprus, Hungary and Kazakhstan since 2019.
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
Any of these challenges could delay our store openings, prevent us from completing our store opening plans or hinder the operations of stores we do open. These challenges could be even more pronounced in foreign markets due to unfamiliar local regulations, business conditions and other factors. Once open, we cannot be sure that our new stores will be profitable. Such things as unfavorable economic and business conditions and changing consumer preferences could also interfere with our store opening plans.
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
We are subject to routine tax audits on various tax matters around the world in the ordinary course of business (including income tax, business tax, customs duties and Value Added Tax (“VAT”) matters). We regularly assess the adequacy of our uncertain tax positions and other reserves, which requires a significant amount of judgment. Although we accrue for uncertain tax positions and other reserves, the results of regulatory audits and negotiations with taxing and customs authorities may be in excess of our accruals, resulting in the payment of additional taxes, duties, penalties and interest. See “Part IV. Financial Statements – Note 12 – Income Taxes” in this Form 10-K for disclosures about our tax matters, including reserves for uncertain tax positions.
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
During fiscal 2020, we sourced most of our finished products with partners and suppliers outside the U.S. and we continued to design and purchase fabrics globally, with most of our fabrics coming from China. In addition, over time we have increased our sales of product outside of the U.S. In fiscal 2020, approximately 72% of our consolidated net product sales was generated by sales from outside of the U.S. In the long-term, we anticipate that these international revenues will continue to grow as a percentage of our total business. The current political landscape has introduced greater uncertainty with respect to future tax and trade regulations for U.S. companies like ours with significant business and sourcing operations outside the U.S.
The ongoing economic conflict between the U.S. and China has resulted in increased tariffs being imposed on goods that we import from China. We have been reducing our dependency on China sourcing, particularly for our U.S. business, and mitigating potential tariffs’ risks without compromising the quality of our products and while improving costs. However, we cannot predict whether, and to what extent, there may be changes to international trade agreements, such as those in place with China, or whether quotas, duties, tariffs, exchange controls or other restrictions will be changed or imposed by the U.S. or by other countries. If we or our vendors or product licensees are unable to obtain raw materials or finished goods from the countries where we or they wish to purchase them, either because of such regulatory changes or for any other reason, or if the cost of doing so should increase, it could have a material adverse effect on our results of operations and financial condition.

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
Our corporate headquarters, as well as other key operational locations, including retail, distribution and warehousing facilities, are located in areas that are subject to natural events such as severe weather and geological events or public health crises that could disrupt our operations. Many of our suppliers and customers also have operations in these locations. The occurrence of such natural events may result in sudden disruptions in business conditions of the local economies affected, as well as of the regional and global economies. Such disruptions could result in store closures, decreased demand for our products and disruptions in our management functions, sales channels and manufacturing and distribution networks, which could have a material adverse effect on our business, financial condition and results of operations. For example, the recent COVID-19 pandemic is having a material impact on the Company’s financial performance during the first quarter of fiscal 2021. The pandemic is ongoing and dynamic in nature and, to date, the Company has experienced temporary closures in key regions globally, along with other major retailers. In addition, retail stores and e-commerce sites have experienced significant reductions in traffic and therefore, revenue. The extent and duration of the crisis remains uncertain and may continue to have significant negative impacts to all aspects of our business and results of operations in future periods.
Our Chairman and our Chief Creative Officer own a significant percentage of our common stock. Their interests may differ from the interests of our other stockholders.
Maurice Marciano, our Chairman and Board member, and Paul Marciano, our Chief Creative Officer and Board member, collectively beneficially own approximately 37% of our outstanding shares of common stock. The sale or prospect of the sale of a substantial number of these shares could have an adverse impact on the market price of our common stock. Moreover, these individuals may have different interests than our other stockholders and, accordingly, they may direct the operations of our business in a manner contrary to the interests of our other stockholders. As long as these individuals own a significant percentage of our common stock, they may effectively be able to:

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
Our net revenue and operating results have historically been lower in the first half of our fiscal year due to general seasonal trends in the apparel and retail industries. Our comparable store sales, quarterly results of operations and stock price can also be affected by a variety of other factors, including:

•	shifts in consumer tastes and fashion trends;

•	the timing of new store openings and the relative proportion of new stores to mature stores;

•	the timing and effectiveness of planned store closures;

•	calendar shifts of holiday or seasonal periods;

•	the timing of seasonal wholesale shipments;

•	the effectiveness of our inventory management;

•	the effectiveness and efficiency of our product distribution network;

•	changes in our merchandise mix;

•	changes in our mix of revenues by segment;

•	the timing of promotional events;

•	actions by competitors;

•	weather conditions;

•	public health crises;

•	changes in the business environment;

•	inflationary changes in prices and costs;

•	changes in the payment of future cash dividends;

•	changes in currency exchange rates;

•	population trends;

•	changes in patterns of commerce such as the expansion of e-commerce;

•	the level of pre-operating expenses associated with new stores; and

•	volatility in securities’ markets which could impact the value of our investments in non-operating assets.
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
As of February 1, 2020, we had approximately $19.1 million of secured indebtedness, $306.6 million of senior unsecured indebtedness at maturity and approximately $232.8 million of trade payables on a consolidated basis.
We may incur additional indebtedness or draw on our existing credit facilities to meet future financing needs, some of which may be secured indebtedness. For example, subsequent to year end, as a precautionary measure to ensure financial flexibility and maintain maximum liquidity in response to the COVID-19 pandemic, the Company drew down approximately $212 million under certain of its credit facilities in the U.S., Canada and Europe.

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
We conduct a significant amount of our operations through our subsidiaries. Accordingly, our ability to pay amounts due on our outstanding indebtedness may depend on the cash flows of our subsidiaries and their ability to make distributions to us. Our subsidiaries are separate and distinct legal entities and any payments to us would depend on the earnings or financial condition of our subsidiaries and various business considerations. Statutory, contractual or other restrictions may also limit our subsidiaries’ ability to pay dividends or make distributions, loans or advances to us, and the notes and the Indenture (as defined below) pursuant to which the notes were issued do not limit or restrict our or our subsidiaries’ ability to enter into contractual restrictions on our subsidiaries’ ability to pay dividends or make distributions, loans or advances to us. For these reasons, we may not have access to any assets or cash flows of our subsidiaries to make payments on our outstanding indebtedness.
We cannot ensure that we will continue paying dividends at the current rates, or at all.
We cannot ensure that we will continue periodic dividends on our common stock at the current rates, or at all. On April 19, 2019, our Board of Directors determined to reduce the quarterly cash dividend paid to holders of our common stock, when, as and if any such dividend with respect to any future period is decided by the Board of Directors, from $0.225 per share to $0.1125 per share. On March 18, 2020, we announced that, in light of uncertainty surrounding the COVID-19 pandemic, we had decided to postpone our decision related to the potential declaration of a quarterly cash dividend for the first quarter of fiscal 2021.
Changes in our dividend and market perceptions and expectations with respect to our dividend, may materially affect the price of our common stock and the Notes (as defined below). See “Part IV. Financial Statements - Note 10 - Convertible Senior Notes and Related Transactions” in this Form 10-K for disclosures about the Notes.
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
We may be unable to raise the funds necessary to repurchase our $300 million 2.0% convertible senior notes due 2024 (the “Notes”) for cash following a fundamental change, or to pay any cash amounts due upon conversion, and our other indebtedness may limit our ability to repurchase the Notes or pay cash upon their conversion.
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
Provisions in the indenture for the Notes (the “Indenture”) could delay or prevent an otherwise beneficial takeover of us.
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
ITEM 1B.    Unresolved Staff Comments.
None.

ITEM 2.    Properties.
As of February 1, 2020, all of our principal facilities were leased with the exception of our U.S. distribution center based in Louisville, Kentucky and our administrative office based in Florence, Italy. Certain information concerning our principal facilities is set forth below:

Location	Use	Approximate Area in Square Feet

Los Angeles, California	Principal executive and administrative offices, design facilities, sales offices, warehouse facilities and sourcing used by our Americas Wholesale, Americas Retail, Corporate and Licensing support groups	341,700
Louisville, Kentucky	Distribution and warehousing facility used by our Americas Wholesale and Americas Retail segments	506,000
Montreal/Toronto/Vancouver, Canada	Administrative offices, showrooms and warehouse facilities used by our Americas Wholesale and Americas Retail segments	203,100
Lugano/Stabio, Switzerland	Administrative, sales and marketing offices, design facilities and showrooms used by our Europe segment	158,700
Venlo, Netherlands	Distribution and warehousing facilities used by all of our segments	1,046,400
Florence, Italy	Administrative office used by our Europe segment	113,000
Shanghai, China	Administrative offices used by our Asia segment	17,800
Seoul, South Korea	Administrative and sales offices, design facilities and showrooms used by our Asia segment	54,700
Our corporate, wholesale and retail headquarters and certain warehouse facilities are located in Los Angeles, California, consisting of four buildings totaling approximately 341,700 square feet. These facilities are leased by us from limited partnerships in which the sole partners are trusts controlled by and for the benefit of Maurice Marciano and Paul Marciano (the “Principal Stockholders”) and their families pursuant to a lease that expires in July 2020. The total lease payments related to these facilities are approximately $0.3 million per month and the related lease liability was approximately $1.4 million as of February 1, 2020.
In addition, the Company, through a wholly-owned Canadian subsidiary, leases warehouse and administrative facilities in Montreal, Quebec from a partnership affiliated with the Principal Stockholders. The lease expires in August 2021. The monthly lease payment is CAD$49,000 (US$37,000) and the related lease liability was approximately CAD$0.8 million (US$0.6 million) as of February 1, 2020.
The Company, through a French subsidiary, leases a showroom and office space located in Paris, France from an entity that is owned in part by an affiliate of the Principal Stockholders. The lease expires in fiscal 2021. The monthly lease payment is €75,000 (US$84,000) and the related lease liability was approximately €0.4 million (US$0.4 million) as of February 1, 2020.
See “Part IV. Financial Statements – Note 14 – Related Party Transactions” in this Form 10-K for disclosures about our related party transactions.
Our U.S. distribution center is a fully automated facility based in Louisville, Kentucky. Distribution of our products in Canada is handled primarily from two leased facilities based in Montreal, Quebec. Distribution of our products in Europe is handled by third-party distributors. During fiscal 2019, the Company transitioned a majority of its European product distribution from Italy to facilities located in Venlo, Netherlands. Additionally, we utilize several third-party operated distribution warehouses that service the Asia region.
We lease our showrooms, advertising, licensing, sales and merchandising offices, remote distribution and warehousing facilities and retail and factory outlet store locations under non-cancelable operating lease agreements expiring on various dates through January 2039. These facilities had aggregate real estate lease liabilities as of

February 1, 2020 totaling approximately $896.4 million, excluding related party liabilities. See “Part IV. Financial Statements – Note 9 – Lease Accounting” in this Form 10-K for further detail.
We believe our existing facilities are well maintained, in good operating condition and are adequate to support our present level of operations.
ITEM 3.    Legal Proceedings.
See “Part IV. Financial Statements – Note 15 – Commitments and Contingencies” in this Form 10-K for disclosures about our legal and other proceedings.
ITEM 4.    Mine Safety Disclosures.
Not applicable.

PART II
ITEM 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market and Shareholder Information
Since August 8, 1996, the Company’s common stock has been listed on the New York Stock Exchange under the symbol ‘GES.’ On March 27, 2020, there were 298 holders of record of the Company’s common stock.
Prior to the initiation of a quarterly dividend on February 12, 2007, the Company had not declared any dividends on our common stock since our initial public offering in 1996. On March 18, 2020, the Company announced that, in light of uncertainty surrounding the COVID-19 pandemic, it had decided to postpone its decision related to the potential declaration of a quarterly cash dividend for the first quarter of fiscal 2021.
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
Share Repurchase Program
The Company’s share repurchases during each fiscal month of the fourth quarter of fiscal 2020 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
November 3, 2019 to November 30, 2019
Repurchase program[1]	—	—	—	$94,149,167
Employee transactions[2]	137	$18.17	—
December 1, 2019 to January 4, 2020
Repurchase program[1]	—	—	—	$94,149,167
Employee transactions[2]	345	$18.93	—
January 5, 2020 to February 1, 2020
Repurchase program[1]	327,131	$22.92	327,131	$86,650,889
Employee transactions[2]	123,841	$22.00	—
Total
Repurchase program[1]	327,131	$22.92	327,131
Employee transactions[2]	124,323	$21.99	—
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

Performance Graph
The Stock Price Performance Graph below compares the cumulative stockholder return of the Company with that of the S&P 500 Index (a broad equity market index) and the S&P 1500 Apparel Retail Index (a published industry index) over the five fiscal years beginning January 31, 2015. The return on investment is calculated based on an investment of $100 on January 31, 2015, with dividends, if any, reinvested. Past performance is not necessarily indicative of future performance.

COMPARISON OF FIVE YEAR TOTAL RETURN
AMONG GUESS?, INC.,
S&P 500 INDEX AND S&P 1500 APPAREL RETAIL INDEX
Periods Ended

Company/Market/Peer Group	1/31/2015	1/30/2016	1/28/2017	2/3/2018	2/2/2019	2/1/2020
Guess?, Inc.	$100.00	$103.37	$72.71	$92.49	$125.43	$144.78
S&P 1500 Apparel Retail Index	100.00	104.15	101.48	107.84	119.99	133.21
S&P 500 Index	100.00	99.33	120.06	147.48	147.40	179.17

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

	Years Ended[1]
	Feb 1, 2020	Feb 2, 2019	Feb 3, 2018	Jan 28, 2017	Jan 30, 2016
	(in thousands, except per share data)
Statements of income (loss) data:
Net revenue	$2,678,109	$2,609,694	$2,363,754	$2,190,453	$2,184,495
Earnings from operations[2,3,4,5,6,7,8]	140,671	52,212	67,355	24,763	122,439
Income tax expense[9]	22,513	29,542	74,172	28,212	42,464
Net earnings (loss) attributable to Guess?, Inc.[2,3,4,5,6,7,8,9,10,11]	95,975	14,099	(7,894)	22,761	81,851

Net earnings (loss) per common share attributable to common stockholders[2,3,4,5,6,7,8,9,10,11,12]:
Basic	$1.35	$0.17	$(0.11)	$0.27	$0.97
Diluted	$1.33	$0.16	$(0.11)	$0.27	$0.96
Dividends declared per common share	$0.5625	$0.9000	$0.9000	$0.9000	$0.9000
Weighted average common shares outstanding—basic	70,461	80,146	82,189	83,666	84,264
Weighted average common shares outstanding—diluted	71,669	81,589	82,189	83,829	84,525

	Feb 1, 2020	Feb 2, 2019	Feb 3, 2018	Jan 28, 2017	Jan 30, 2016
Balance sheet data:
Working capital[13]	$425,822	$545,331	$640,860	$698,559	$709,193
Total assets[13]	2,428,962	1,649,205	1,655,634	1,534,485	1,538,748
Long-term debt, including convertible senior notes, net, borrowings and finance lease obligations[10]	280,133	35,012	39,196	23,482	2,318
Stockholders’ equity[10]	661,347	853,645	933,475	980,994	1,031,293
______________________________________________________________________

[1]
The Company operates on a 52/53-week fiscal year calendar, which ends on the Saturday nearest to January 31 of each year. The results for fiscal 2018 included the impact of an additional week which occurred during the fourth quarter ended February 3, 2018.

[2]
During each of the years presented, the Company recognized asset impairment charges related primarily to impairment of certain retail locations resulting from under-performance and expected store closures. During fiscal 2020, asset impairment charges also included impairment charges related to goodwill associated with the Company’s China retail reporting unit and impairment charges related to certain operating lease right-of-use assets. Asset impairment charges recognized were approximately $10.0 million in fiscal 2020, $6.9 million in fiscal 2019, $8.5 million in fiscal 2018, $34.4 million in fiscal 2017 and $2.3 million in fiscal 2016. Refer to “Part IV. Financial Statements – Note 5 – Property and Equipment,” “Part IV. Financial Statements – Note 6 – Goodwill” and “Part IV. Financial Statements – Note 9 – Lease Accounting” in this Form 10-K for further detail.

[3]
During fiscal 2019, the Company incurred net gains on lease terminations of $0.5 million related primarily to the early termination of certain lease agreements in North America. During fiscal 2018, the Company incurred net losses on lease terminations of $11.4 million related primarily to the modification of certain lease agreements held with a common landlord in North America. During fiscal 2017 and fiscal 2016, the Company recorded net gains on lease terminations of $0.7 million and $2.3 million, respectively, related primarily to the early termination of certain lease agreements in Europe.

[4]
During fiscal 2020, fiscal 2019 and fiscal 2018, the Company incurred certain professional service and legal fees and related (credits) costs of ($0.9) million, $6.1 million and $0.5 million, respectively.

[5]
During fiscal 2019, the Company announced the departure of its former Chief Executive Officer and the terms of his separation. As a result, the Company recorded $5.2 million in separation-related charges during fiscal 2019. The Company also recorded $0.4 million during fiscal 2020 mainly related to non-cash stock-based compensation expense resulting from changes in expected performance conditions of certain previously granted stock awards that were no longer subject to service vesting requirements after his departure.

[6]
During fiscal 2019, the Company incurred charges of €39.8 million ($45.6 million) for a fine imposed by the European Commission related to alleged violations of European Union competition rules by the Company. The Company paid the full amount of the fine during the first quarter of fiscal 2020.

[7]	During fiscal 2017, the Company incurred restructuring charges of $6.1 million.

[8]	During fiscal 2016, the Company recognized a $1.7 million curtailment gain, before taxes, related to an amendment that accelerated the amortization of the prior service credit.

[9]
During fiscal 2019, the Company incurred additional expense of $6.3 million related to revising the provisional amounts previously recorded related to deemed repatriation of foreign earnings related to the Tax Reform. During fiscal 2018, the Company recognized additional tax expense of $47.9 million related to the enactment of the Tax Reform. This was comprised of a $24.9 million charge for the provisional re-measurement of certain deferred taxes and related amounts and a provisional charge of $23.0 million to income tax expense for the estimated effects of the transitional tax on the deemed repatriation of foreign earnings. During fiscal 2017, the Company recorded valuation reserves of $6.8 million resulting from jurisdictions where there were cumulative net operating losses, limiting the Company’s ability to consider other subjective evidence to continue to recognize the existing deferred tax assets. During fiscal 2017, the Company also recorded an estimated exit tax charge of $1.9 million related to the Company’s reorganization in Europe as a result of its global cost reduction and restructuring plan. Refer to “Part IV. Financial Statements – Note 12 – Income Taxes” in this Form 10-K for further detail.

[10]
In April 2019, the Company issued $300 million principal amount of 2.00% convertible senior notes due 2024 (the “Notes”) in a private offering. The Company has separated the Notes into liability (debt) and equity (conversion option) components. The debt discount, which represents an amount equal to the fair value of the equity component, will be amortized as non-cash interest expense over the term of the Notes. During fiscal 2020, the Company recognized $7.6 million related to the amortization of the debt discount on the Company’s convertible senior notes. The Company used substantially all of the net proceeds from the Notes (after the related hedge and warrant transactions) to repurchase shares of its common stock. Per common share amounts for fiscal 2020 reflect the net impact of share repurchases (including those made through our accelerated share repurchase program), cash interest expense and amortization of debt discount and debt issuance costs. Refer to “Part IV. Financial Statements – Note 10 – Convertible Senior Notes and Related Transactions” and “Part IV. Financial Statements – Note 23 – Share Repurchase Program” in this Form 10-K for further detail.

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

[13]
During fiscal 2020, the Company adopted a comprehensive new lease standard which superseded previous lease guidance using a modified retrospective method that does not restate prior periods to be comparable to current period presentation. The standard requires a lessee to recognize an asset related to the right to use the underlying asset and a liability that approximates the present value of the lease payments over the term of contracts that qualify as leases under the new guidance. The adoption of the standard resulted in the recording of operating lease right-of-use assets (which were classified as long-term assets) and operating lease liabilities (of which a portion was classified as current liabilities with the remaining classified as long-term liabilities depending on the timing of the respective lease payments). In addition, other assets no longer includes lease acquisition costs and other long-term liabilities no longer includes deferred rent and unamortized lease incentives since these items are now included in operating lease right-of-use assets due to the adoption of the new standard. Refer to “Part IV. Financial Statements – Note 2 – New Accounting Guidance” and “Part IV. Financial Statements – Note 9 – Lease Accounting” in this Form 10-K for further detail.

ITEM 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.
General
Unless the context indicates otherwise, when we refer to “we,” “us,” “our” or the “Company” in this Form 10‑K, we are referring to Guess?, Inc. and its subsidiaries on a consolidated basis.
Recent Developments
The COVID-19 pandemic is having a significant negative impact on the Company’s financial performance. The pandemic is ongoing and dynamic in nature and, to date, the Company has experienced temporary closures in key regions globally, along with other major retailers. For example, the Company announced the temporary closure of its retail stores in the United States and Canada as a result of the COVID-19 pandemic, following similar temporary closures of Guess-operated stores that are currently in place in a number of countries in Europe. In Asia, where store closures related to COVID-19 began, most of the Guess-operated stores have reopened, although to significantly lower traffic. The Company’s e-commerce sites currently remain open in all regions.  In addition, retail stores and e-commerce sites that are open have and continue to experience significant reductions in traffic and therefore, revenue. We are unable to determine with any degree of accuracy the length and severity of the crisis and we do expect it will have a material impact on our consolidated financial position, consolidated results of operations, and consolidated cash flows in the first quarter of fiscal 2021. The extent and duration of the crisis remains uncertain and may impact consumer purchasing activity if disruptions continue throughout the year which could continue to impact us.
Due to the developing situation, the results of the first quarter ending May 2, 2020 and the full fiscal year ending January 30, 2021 could be impacted in ways we are not able to predict today, including, but not limited to, non-cash write-downs and impairments; unrealized gains or losses related to investments; foreign currency fluctuations; and collections of accounts receivables.
During March 2020, as a precautionary measure to ensure financial flexibility and maintain maximum liquidity in response to the COVID-19 pandemic, the Company drew down approximately $212 million under certain of its credit facilities in the U.S., Canada and Europe. In addition, in March 2020, we announced that, in light of uncertainty surrounding the COVID-19 pandemic, we had decided to postpone our decision related to the potential declaration of a quarterly cash dividend for the first quarter of fiscal 2021.
The Company is also implementing a number of other measures to help mitigate the operating and financial impact of the pandemic, including: (i) furloughing all of its U.S. and Canada store associates and significant portions of its U.S. and Canada corporate and distribution center associates starting April 2, 2020; (ii) implementing temporary tiered salary reductions for management level corporate employees, including its executive officers; (iii) deferring annual merit increases; (iv) executing substantial reductions in expenses, store occupancy costs, capital expenditures and overall costs, including through reduced inventory purchases; and (v) working globally with country management teams to maximize the Company’s participation in all eligible government or other initiatives available to businesses or employees impacted by the COVID-19 pandemic.
Business Segments
The Company’s businesses are grouped into five reportable segments for management and internal financial reporting purposes: Americas Retail, Americas Wholesale, Europe, Asia and Licensing. Management evaluates segment performance based primarily on revenues and earnings (loss) from operations before corporate performance-based compensation costs, asset impairment charges, net gains (losses) from lease terminations, restructuring charges and certain non-recurring credits (charges), if any. The Americas Retail segment includes the Company’s retail and e-commerce operations in the Americas. The Americas Wholesale segment includes the Company’s wholesale operations in the Americas. The Europe segment includes the Company’s retail, e-commerce and wholesale operations in Europe and the Middle East. The Asia segment includes the Company’s retail, e-commerce and wholesale operations in Asia and the Pacific. The Licensing segment includes the worldwide licensing operations of the Company. The business segment operating results exclude corporate overhead costs, which consist of shared costs of the organization, asset impairment charges, net gains (losses) on lease terminations, restructuring charges and certain non-recurring credits (charges), if any. Corporate overhead costs are presented separately and generally include, among other things, the following unallocated corporate costs: accounting and finance, executive compensation, corporate performance-based compensation, facilities, global advertising and marketing, human resources, information technology and legal.

Information regarding these segments is summarized in “Part IV. Financial Statements – Note 18 – Segment Information” in this Form 10-K.
Products
We derive our net revenue from the sale of GUESS?, G by GUESS (GbG), GUESS Kids and MARCIANO apparel and our licensees’ products through our worldwide network of directly-operated and licensed retail stores, wholesale customers and distributors, as well as our online sites. We also derive royalty revenue from worldwide licensing activities.
Foreign Currency Volatility
Since the majority of our international operations are conducted in currencies other than the U.S. dollar (primarily the British pound, Canadian dollar, Chinese yuan, euro, Japanese yen, Korean won, Mexican peso, Polish zloty, Russian rouble and Turkish lira), currency fluctuations can have a significant impact on the translation of our international revenues and earnings (loss) into U.S. dollar amounts.
Some of our transactions that occur primarily in Europe, Canada, South Korea, China and Mexico are denominated in U.S. dollars, Swiss francs, British pounds and Russian roubles, exposing them to exchange rate fluctuations when these transactions (such as inventory purchases or periodic lease payments) are converted to their functional currencies. As a result, fluctuations in exchange rates can impact the operating margins of our foreign operations and reported earnings (loss), and are largely dependent on the transaction timing and magnitude during the period that the currency fluctuates. In addition, there are certain real estate leases which are denominated in a currency other than the functional currency of the respective entity that entered into the agreement (primarily Swiss francs, Russian roubles and Polish zloty). As a result, the Company may be exposed to volatility related to unrealized gains or losses on the translation of present value of future lease payment obligations when translated at the exchange rate as of a reporting period-end. When these foreign exchange rates weaken versus the U.S. dollar at the time the respective U.S. dollar denominated payment is made relative to the payments made in the comparable period, our product margins could be unfavorably impacted.
During fiscal 2020, the average U.S. dollar rate was stronger against the British pound, Canadian dollar, Chinese yuan, euro, Korean won, Polish zloty, Russian rouble and Turkish lira and weaker against the Japanese yen and Mexican peso compared to the average rate in fiscal 2019. This had an overall unfavorable impact on the translation of our international revenues and earnings from operations during fiscal 2020 compared to the prior year.
If the U.S. dollar strengthens relative to the respective fiscal 2020 foreign exchange rates, foreign exchange could negatively impact our revenues and operating results, as well as our international cash and other balance sheet items during fiscal 2021, particularly in Canada, Europe (primarily the euro, British pound, Turkish lira and Russian rouble) and Mexico. Alternatively, if the U.S. dollar weakens relative to the respective fiscal 2020 foreign exchange rates, our revenues and operating results, as well as our other cash balance sheet items, could be positively impacted by foreign currency fluctuations during fiscal 2021, particularly in these regions.
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
Strategy
In December 2019, Carlos Alberini shared his strategic vision and implementation plan for execution which includes the identification of several key priorities to drive revenue and operating profit growth over the next five years. These priorities are: (i) brand relevancy; (ii) customer centricity; (iii) global footprint; (iv) product excellence; and (v) functional capabilities; each as further described below:
Brand Relevancy. We plan to optimize our brand architecture to be relevant with our three target consumer groups: Heritage, Millennials, and Generation Z. We will continue to execute celebrity and influencer partnerships and collaborations, as we believe that they are critical to engage more effectively with a younger and broader audience.
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
During the first quarter of fiscal 2020, the Company announced that its Board of Directors reduced the future quarterly cash dividends that may be paid to holders of the Company’s common stock, when, as and if any such dividend is declared by the Company’s Board of Directors, from $0.225 per share to $0.1125 per share to redeploy capital and return incremental value to shareholders through share repurchases. In April 2019, the Company issued $300 million aggregate principal amount of 2.00% convertible senior notes due 2024 in a private offering. During the first quarter of fiscal 2020, the Company used $170 million of proceeds from its convertible senior notes to enter into an accelerated share repurchase program (“ASR Contract”). The Company also repurchased shares of its common stock in open market and privately negotiated transactions totaling $118.1 million during fiscal 2020.
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
Store sales are considered comparable after the store has been open for 13 full fiscal months. If a store remodel results in a square footage change of more than 15%, or involves a relocation or a change in store concept, the store sales are removed from the comparable store base until the store has been opened at its new size, in its new location or under its new concept for 13 full fiscal months. Stores that are permanently closed or temporarily closed for more than seven days in any fiscal month are excluded from the calculation in the fiscal month that they are closed. E-commerce sales are considered comparable after the online site has been operational in a country for 13 full fiscal months and exclude any related revenue from shipping fees. These criteria are consistent with the metric used by management for internal reporting and analysis to measure performance of the store or online sites. Definitions and calculations of comparable store sales used by the Company may differ from similarly titled measures reported by other companies.

Executive Summary
Overview
Net earnings attributable to Guess?, Inc. were $96.0 million, or diluted earnings of $1.33 per common share, for fiscal 2020, compared to net earnings attributable to Guess?, Inc. of $14.1 million, or diluted earnings of $0.16 per common share for fiscal 2019.
During fiscal 2020, the Company recognized $10.0 million of asset impairment charges; a net credit of $0.9 million of certain professional service and legal fees and related costs; $0.4 million of CEO separation charges and $7.6 million of amortization of debt discount related to the Company’s convertible senior notes (or a combined $9.1 million after considering the related tax benefit of these adjustments as well as the impact from changes in the tax law on deferred taxes in certain tax jurisdictions, net tax settlements and adjustments to specific uncertain tax positions totaling $8.1 million), or an unfavorable $0.12 per share impact. Excluding the impact of these items, adjusted net earnings attributable to Guess?, Inc. were $105.0 million and adjusted diluted earnings were $1.45 per common share for fiscal 2020. During fiscal 2019, the Company recognized €39.8 million ($45.6 million) related to a fine imposed by the European Commission; $6.9 million of asset impairment charges; $0.5 million of net gains on lease terminations; $6.1 million of certain professional service and legal fees and related costs, $5.2 million of CEO separation charges and $6.3 million in total income tax charges related to the enactment of the Tax Reform (or a combined $66.3 million after considering the related tax benefit of $3.4 million), or an unfavorable $0.82 per share impact. Excluding the impact of these items, adjusted net earnings attributable to Guess?, Inc. were $80.4 million and adjusted diluted earnings were $0.98 per common share for fiscal 2019. References to financial results excluding the impact of these items are non-GAAP measures and are addressed below under “Non-GAAP Measures.”
Highlights of the Company’s performance for fiscal 2020 compared to the prior year are presented below, followed by a more comprehensive discussion under “Results of Operations”:
Operations

•	Total net revenue increased 2.6% to $2.68 billion for fiscal 2020, compared to $2.61 billion in the prior year. In constant currency, net revenue increased by 5.4%.

•	Gross margin (gross profit as a percentage of total net revenue) increased 190 basis points to 37.9% for fiscal 2020, compared to 36.0% in the prior year.

•
Selling, general and administrative (“SG&A”) expenses as a percentage of total net revenue (“SG&A rate”) increased 20 basis points to 32.2% for fiscal 2020, compared to 32.0% in the prior year. SG&A expenses increased 3.6% to $865.1 million for fiscal 2020, compared to $835.3 million in the prior year.

•
During fiscal 2019, the Company recognized charges of €39.8 million ($45.6 million) for a fine imposed by the European Commission related to alleged violations of European Union competition rules by the Company. The Company paid the full amount of the fine during the first quarter of fiscal 2020.

•	During fiscal 2020, the Company recognized asset impairment charges of $10.0 million, compared to $6.9 million in the prior year.

•	During fiscal 2019, the Company recognized net gains on lease terminations of $0.5 million.

•
Operating margin increased 330 basis points to 5.3% for fiscal 2020, compared to 2.0% in the prior year. The European Commission fine unfavorably impacted operating margin by 170 basis points during fiscal 2019. Lower expenses related to certain professional service and legal fees and related (credits) costs recorded during fiscal 2020 favorably impacted operating margin by 30 basis points compared to the prior year. Lower CEO separation charges recorded during fiscal 2020 favorably impacted operating margin by 20 basis points compared to the prior year. Higher asset impairment charges recorded during fiscal 2020 unfavorably impacted operating margin by 10 basis points compared to the prior year. Earnings from operations increased 169.4% to $140.7 million for fiscal 2020, compared to $52.2 million in the prior year.

•	Other expense, net (including interest income and expense) totaled $16.9 million for fiscal 2020, compared to $5.5 million in the prior year.

•
The effective income tax rate decreased to 18.2% for fiscal 2020, compared to 63.2% in the prior year. During fiscal 2019, the Company revised the provisional amounts previously recorded related to the impact of the Tax Reform and recorded income tax charges totaling $6.3 million.

Key Balance Sheet Accounts

•
The Company had $284.6 million in cash and cash equivalents and $0.2 million in restricted cash as of February 1, 2020, compared to $210.5 million in cash and cash equivalents and $0.5 million in restricted cash at February 2, 2019.

◦
During fiscal 2019, the Company recognized charges of €39.8 million ($45.6 million) for a fine imposed by the European Commission related to alleged violations of European Union competition rules by the Company. The Company paid the full amount of the fine during the first quarter of fiscal 2020.

◦
In April 2019, the Company issued $300 million aggregate principal amount of 2.00% convertible senior notes due 2024 in a private offering, for which it received total cash proceeds of $296.2 million, net of initial purchasers’ discounts and commissions and offering costs of $3.8 million. In connection with the issuance of these notes, the Company (i) entered into convertible note hedge transactions for which it paid an aggregate $61.0 million and (ii) sold warrants for which it received aggregate proceeds of $28.1 million. These transactions are intended to reduce the potential dilution with respect to the Company’s common stock upon conversion of the notes and/or offset any cash payments the Company may be required to make in excess of the principal amount of the converted notes.

◦
During fiscal 2020, the Company used $170 million of proceeds from its convertible senior notes to enter into an ASR Contract, pursuant to which it received a total of approximately 10.6 million shares. During fiscal 2020, the Company also repurchased approximately 6.1 million shares of its common stock in open market and privately negotiated transactions totaling $118.1 million (including commissions). When combined, these transactions resulted in the Company investing $288.1 million to repurchase approximately 16.7 million of its common shares in fiscal 2020. During fiscal 2019, the Company invested $17.6 million to repurchase approximately 1.1 million of its common shares. The Company also paid an additional $6.0 million for shares that were repurchased during the fourth quarter of fiscal 2018 but were settled during the first quarter of fiscal 2019.

◦
The Company, through its subsidiaries in Europe and China, maintains short-term committed and uncommitted borrowing agreements primarily for working capital purposes. The Company had $4.0 million in outstanding borrowings as of February 1, 2020 and no outstanding borrowings under these agreements at February 2, 2019.

•
Accounts receivable consists of trade receivables relating primarily to the Company’s wholesale business in Europe and, to a lesser extent, to its wholesale businesses in Asia and the Americas, royalty receivables relating to its licensing operations, credit card and retail concession receivables related to its retail businesses and certain other receivables. Accounts receivable increased by $5.3 million, or 1.6%, to $327.3 million as of February 1, 2020, compared to $322.0 million at February 2, 2019. On a constant currency basis, accounts receivable increased by $14.7 million, or 4.6%.

•
Inventory decreased by $75.8 million, or 16.2%, to $393.1 million as of February 1, 2020, from $468.9 million at February 2, 2019. On a constant currency basis, inventory decreased by $67.2 million, or 14.3%.

Global Store Count
In fiscal 2020, together with our partners, we opened 102 new stores worldwide, consisting of 57 stores in Europe and the Middle East, 26 stores in Asia and the Pacific, ten stores in Central and South America, seven stores in the U.S and two stores in Canada. Together with our partners, we closed 92 stores worldwide, consisting of 53 stores in Asia and the Pacific, 15 stores in the U.S., 12 stores in Europe and the Middle East, 11 stores in Canada and one store in Central and South America.

We ended fiscal 2020 with 1,729 stores and 394 concessions worldwide, comprised as follows:

	Stores			Concessions
Region	Total	Directly Operated	Partner Operated	Total	Directly Operated	Partner Operated
United States	282	280	2	1	—	1
Canada	80	80	—	—	—	—
Central and South America	113	73	40	27	27	—
Total Americas	475	433	42	28	27	1
Europe and the Middle East	745	517	228	39	39	—
Asia and the Pacific	509	219	290	327	117	210
Total	1,729	1,169	560	394	183	211
Of the total 1,729 stores, 1,420 were GUESS? stores, 197 were GUESS? Accessories stores, 69 were G by GUESS (GbG) stores and 43 were MARCIANO stores.
Results of Operations
The following table sets forth actual operating results for the fiscal years 2020 and 2019 as a percentage of net revenue:

	Years Ended
	February 1,	February 2,
	2020	2019
Product sales	96.8%	96.8%
Net royalties	3.2	3.2
Net revenue	100.0	100.0
Cost of product sales	62.1	64.0
Gross profit	37.9	36.0
Selling, general and administrative expenses	32.2	32.0
European Commission fine	—	1.7
Asset impairment charges	0.4	0.3
Net gains on lease terminations	—	(0.0)
Earnings from operations	5.3	2.0
Interest expense	(0.6)	(0.1)
Interest income	0.1	0.2
Other income (expense), net	(0.2)	(0.3)
Earnings before income tax expense	4.6	1.8
Income tax expense	0.8	1.1
Net earnings	3.8	0.7
Net earnings attributable to noncontrolling interests	0.2	0.2
Net earnings attributable to Guess?, Inc.	3.6%	0.5%
Fiscal 2020 Compared to Fiscal 2019
Consolidated Results
Net Revenue.   Net revenue increased by $68.4 million, or 2.6%, to $2.68 billion for fiscal 2020, compared to $2.61 billion in fiscal 2019. In constant currency, net revenue increased by 5.4% as currency translation fluctuations relating to our foreign operations unfavorably impacted net revenue by $72.2 million compared to the prior year. The increase in revenue was driven primarily by higher European wholesale shipments and, to a lesser extent, retail expansion in Europe, partially offset by negative comparable sales in Asia.

Gross Margin.   Gross margin increased 190 basis points to 37.9% for fiscal 2020, compared to 36.0% in fiscal 2019, of which 100 basis points was due to a lower occupancy rate and 90 basis points was due to higher product margins. The lower occupancy rate was due primarily to lower logistics costs in Europe and, to a lesser extent, the favorable impact from segment mix. The higher product margins were driven primarily by higher initial markups in Europe and Americas Retail.
Gross Profit.   Gross profit increased by $76.1 million, or 8.1%, to $1.02 billion for fiscal 2020, compared to $939.6 million in fiscal 2019. The increase in gross profit, which included an unfavorable impact from currency translation, was due primarily to the favorable impact on gross profit from higher revenue and, to a lesser extent, higher overall products margins and lower logistics costs. Currency translation fluctuations relating to our foreign operations unfavorably impacted gross profit by $26.4 million.
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
SG&A Rate. The Company’s SG&A rate increased 20 basis points to 32.2% for fiscal 2020, compared to 32.0% in fiscal 2019. The Company’s SG&A rate included the favorable impact of 30 basis points from lower expenses related to certain professional service and legal fees and related (credits) costs which the Company otherwise would not have incurred as part of its business operations. The Company’s SG&A rate also included the favorable impact of 20 basis points from lower CEO separation charges. Excluding these amounts, the Company’s SG&A rate would have increased 70 basis points due primarily to higher corporate investments during fiscal 2020 compared to the prior year, partially offset by leveraging of expenses, mainly in Europe.
SG&A Expenses. SG&A expenses increased by $29.8 million, or 3.6%, to $865.1 million for fiscal 2020, compared to $835.3 million in fiscal 2019. The increase, which included a favorable impact from currency translation, was driven primarily by higher performance-based compensation costs and, to a lesser extent, higher selling and merchandising expenses, partially offset by lower expenses related to certain professional service and legal fees and related (credits) costs and, to a lesser extent, lower separation-related charges related to the departure of our former CEO. Currency translation fluctuations relating to our foreign operations favorably impacted SG&A expenses by $23.3 million.
European Commission Fine. The Company recognized charges of €39.8 million ($45.6 million) during fiscal 2019 for a fine imposed by the European Commission related to alleged violations of European Union competition rules by the Company. The Company paid the full amount of the fine during the first quarter of fiscal 2020.
Asset Impairment Charges. During fiscal 2020, the Company recognized asset impairment charges of $10.0 million, compared to $6.9 million in the prior year. Currency translation fluctuations relating to our foreign operations favorably impacted asset impairment charges by $0.3 million.
Net Gains on Lease Terminations. There were no net gains on lease terminations recorded during fiscal 2020. During fiscal 2019, the Company recognized net gains on lease terminations of $0.5 million related primarily to the early termination of certain lease agreements in North America.
Operating Margin. Operating margin increased 330 basis points to 5.3% for fiscal 2020, compared to 2.0% in fiscal 2019. The European Commission fine unfavorably impacted operating margin by 170 basis points during fiscal 2019. Lower expenses related to certain professional service and legal fees and related (credits) costs recorded during fiscal 2020 favorably impacted operating margin by 30 basis points compared to the prior year. Lower CEO separation charges recorded during fiscal 2020 favorably impacted operating margin by 20 basis points compared to the prior year. Higher asset impairment charges recorded during fiscal 2020 unfavorably impacted operating margin by 10 basis points compared to the prior year. Excluding the impact of these items, operating margin increased by 120 basis points compared to the prior year. Currency exchange rate fluctuations had an immaterial impact on operating margin.
Earnings from Operations. Earnings from operations increased by $88.5 million, or 169.4%, to $140.7 million for fiscal 2020, compared to $52.2 million in fiscal 2019. Currency translation fluctuations relating to our foreign operations unfavorably impacted earnings from operations by $2.8 million.
Interest Income (Expense), Net.   Interest expense, net, was $14.4 million for fiscal 2020, compared to interest income, net of $1.1 million in fiscal 2019. The change was due primarily to $7.6 million in amortization of debt discount and higher interest expense related to the Company’s convertible senior notes during fiscal 2020 and, to a lesser extent, decreased interest income related to the impact of hedge ineffectiveness of foreign exchange currency contracts designated as cash flow hedges recognized during fiscal 2019. As a result of the adoption of new guidance during the first quarter of fiscal 2020, there was no interest component recognized related to hedge ineffectiveness during fiscal 2020.
Other Expense, Net.   Other expense, net, was $2.5 million for fiscal 2020, compared to $6.6 million in fiscal 2019. The change was due primarily to net unrealized gains on non-operating assets compared to unrealized losses in the prior year and, to a lesser extent, lower net unrealized mark-to-market revaluation losses on foreign currency balances, partially offset by our proportionate share of net losses related to our minority investment in a privately-held apparel company and lower net mark-to-market gains on revaluation of foreign exchange currency contracts.
Income Tax Expense.  Income tax expense for fiscal 2020 was $22.5 million, or an 18.2% effective tax rate, compared to $29.5 million, or a 63.2% effective tax rate, in fiscal 2019. The decrease in the effective income tax rate was due primarily to the favorable impact from the mix of earnings in foreign jurisdictions during fiscal 2020 compared to the prior year and, to a lesser extent, the revision of provisional amounts recorded related to the impact of the Tax Reform during fiscal 2019.
Net Earnings Attributable to Noncontrolling Interests.   Net earnings attributable to noncontrolling interests for fiscal 2020 was $5.3 million, net of taxes, compared to $3.1 million, net of taxes, in fiscal 2019.
Net Earnings Attributable to Guess?, Inc.   Net earnings attributable to Guess?, Inc. were $96.0 million for fiscal 2020, compared to $14.1 million in fiscal 2019. Diluted earnings per share was $1.33 for fiscal 2020, compared to $0.16 in fiscal 2019. We estimate that the favorable impact from share repurchases offset by the unfavorable impact from additional interest expense recognized related to the convertible senior notes had a net positive impact on diluted earnings per share of $0.06 for fiscal 2020. We also estimate that the negative impact of currency on diluted earnings per share for fiscal 2020 was approximately $0.07 per share. During fiscal 2020, the Company recognized $10.0 million of asset impairment charges; a net credit of $0.9 million of certain professional service and legal fees and related costs; $0.4 million of CEO separation charges and $7.6 million of amortization of debt discount related to the Company’s convertible senior notes (or a combined $9.1 million after considering the related tax benefit of these adjustments as well as the impact from changes in the tax law on deferred taxes in certain tax jurisdictions, net tax settlements and adjustments to specific uncertain tax positions totaling $8.1 million), or an unfavorable $0.12 per share impact. Excluding the impact of these items, adjusted net earnings attributable to Guess?, Inc. were $105.0 million and adjusted diluted earnings were $1.45 per common share for fiscal 2020. We estimate that the favorable impact from share repurchases offset by the unfavorable impact from additional interest expense recognized related to the convertible senior notes had a positive impact of $0.14 on adjusted diluted earnings per share for fiscal 2020. During fiscal 2019, the Company recognized €39.8 million ($45.6 million) related to a fine imposed by the European Commission; $6.9 million of asset impairment charges; $0.5 million of net gains on lease terminations; $6.1 million of certain professional service and legal fees and related costs, $5.2 million of CEO separation charges and $6.3 million in total income tax charges related to the enactment of the Tax Reform (or a combined $66.3 million after considering the related tax benefit of $3.4 million), or an unfavorable $0.82 per share impact. Excluding the impact of these items, adjusted net earnings attributable to Guess?, Inc. were $80.4 million and adjusted diluted earnings were $0.98 per common share for fiscal 2019. References to financial results excluding the impact of these items are non-GAAP measures and are addressed below under “Non-GAAP Measures.”

Information by Business Segment
The following table presents our net revenue and earnings (loss) from operations by segment for the periods indicated (dollars in thousands):

	Fiscal 2020	Fiscal 2019	Change	% Change
Net revenue:
Americas Retail	$811,547	$824,674	$(13,127)	(1.6%)
Americas Wholesale	186,389	170,812	15,577	9.1%
Europe	1,248,114	1,142,768	105,346	9.2%
Asia	346,212	388,246	(42,034)	(10.8%)
Licensing	85,847	83,194	2,653	3.2%
Total net revenue	$2,678,109	$2,609,694	$68,415	2.6%
Earnings (loss) from operations:
Americas Retail	$22,279	$27,532	$(5,253)	(19.1%)
Americas Wholesale	35,674	29,935	5,739	19.2%
Europe	134,078	58,298	75,780	130.0%
Asia	(8,894)	12,365	(21,259)	(171.9%)
Licensing	74,459	72,986	1,473	2.0%
Total segment earnings from operations	257,596	201,116	56,480	28.1%
Corporate overhead	(106,948)	(96,805)	(10,143)	10.5%
European Commission fine	—	(45,637)	45,637
Asset impairment charges	(9,977)	(6,939)	(3,038)	43.8%
Net gains on lease terminations	—	477	(477)
Total earnings from operations	$140,671	$52,212	$88,459	169.4%
Operating margins:
Americas Retail	2.7%	3.3%
Americas Wholesale	19.1%	17.5%
Europe	10.7%	5.1%
Asia	(2.6%)	3.2%
Licensing	86.7%	87.7%
Total Company	5.3%	2.0%
Americas Retail
Net revenue from our Americas Retail segment decreased by $13.1 million, or 1.6%, to $811.5 million for fiscal 2020, from $824.7 million in fiscal 2019. In constant currency, net revenue decreased by 1.3% compared to the prior year, driven primarily by net store closures. The store base for the U.S. and Canada decreased by an average of 14 net stores in fiscal 2020 compared to the prior year, resulting in a 3.3% net decrease in average square footage. Comparable store sales (including e-commerce) were relatively flat in U.S. dollars and constant currency. The inclusion of our e-commerce sales increased the comparable sales percentage by 1% in U.S. dollars and constant currency. Currency translation fluctuations relating to our non-U.S. retail stores and e-commerce sites unfavorably impacted net revenue by $2.1 million.
Operating margin decreased 60 basis points to 2.7% for fiscal 2020, from 3.3% in fiscal 2019. This decrease was driven by a higher SG&A rate, partially offset by higher gross margins. The higher SG&A rate was driven primarily by higher store selling expenses due primarily to store payroll pressures. The higher gross margins were driven primarily by higher initial markups and, to a lesser extent, lower occupancy costs, partially offset by higher markdowns.

Earnings from operations from our Americas Retail segment decreased by $5.3 million, or 19.1%, to $22.3 million in fiscal 2020, from $27.5 million in fiscal 2019. The decrease reflects the unfavorable impact on earnings from lower revenue and, to a lesser extent, higher store selling expenses, partially offset by lower occupancy costs.
Americas Wholesale
Net revenue from our Americas Wholesale segment increased by $15.6 million, or 9.1%, to $186.4 million for fiscal 2020, compared to $170.8 million in fiscal 2019. In constant currency, net revenue increased by 9.7% compared to the prior year, driven primarily by higher shipments in our U.S. wholesale business. Currency translation fluctuations relating to our non-U.S. wholesale businesses unfavorably impacted net revenue by $1.0 million.
Operating margin increased 160 basis points to 19.1% for fiscal 2020, compared to 17.5% in fiscal 2019, due primarily to higher gross margins. The higher gross margins were driven primarily by lower markdowns and, to a lesser extent, higher initial markups.
Earnings from operations from our Americas Wholesale segment increased by $5.7 million, or 19.2%, to $35.7 million for fiscal 2020, compared to $29.9 million in fiscal 2019. The increase was driven primarily by the favorable impact on earnings from higher revenue.
Europe
Net revenue from our Europe segment increased by $105.3 million, or 9.2%, to $1.25 billion for fiscal 2020, compared to $1.14 billion in fiscal 2019. In constant currency, net revenue increased by 14.1% compared to the prior year, driven primarily by the favorable impact from higher shipments in our European wholesale business and, to a lesser extent, retail expansion and positive comparable sales. As of February 1, 2020, we directly operated 517 stores in Europe compared to 490 stores at February 2, 2019, excluding concessions, which represents a 5.5% increase over the prior year. Comparable sales (including e-commerce) were relatively flat in U.S. dollars and increased 4% in constant currency compared to the prior year. The inclusion of our e-commerce sales increased the comparable sales percentage by 4% in U.S. dollars and constant currency. Currency translation fluctuations relating to our European operations unfavorably impacted net revenue by $56.2 million.
Operating margin increased 560 basis points to 10.7% for fiscal 2020, compared to 5.1% in fiscal 2019, driven by higher gross margins and, to a lesser extent, a lower SG&A rate. The higher gross margins were due primarily to higher initial markups and, to a lesser extent, lower logistics costs and lower markdowns. The lower SG&A rate was due primarily to overall leveraging of expenses driven by higher wholesale and e-commerce shipments.
Earnings from operations from our Europe segment increased by $75.8 million, or 130.0%, to $134.1 million for fiscal 2020, compared to $58.3 million in fiscal 2019. The increase was driven primarily by the favorable impact on earnings from higher revenue and, to a lesser extent, higher product margins, partially offset by higher occupancy costs and store selling expenses driven primarily by retail expansion. Currency translation fluctuations relating to our European operations unfavorably impacted earnings from operations by $3.4 million.
Asia
Net revenue from our Asia segment decreased by $42.0 million, or 10.8%, to $346.2 million for fiscal 2020, compared to $388.2 million in fiscal 2019. In constant currency, net revenue decreased by 7.5% compared to the prior year, driven primarily by negative comparable sales. Comparable sales (including e-commerce) decreased 19% in U.S. dollars and 16% in constant currency compared to the prior year. The inclusion of our e-commerce sales decreased the comparable sales percentage by 1% in U.S. dollars and 2% in constant currency. As of February 1, 2020, we and our partners operated 509 stores and 327 concessions in Asia, compared to 536 stores and 358 concessions at February 2, 2019. As of February 1, 2020, we directly operated 219 stores and 117 concessions, compared to 227 directly operated stores and 174 concessions at February 2, 2019. Currency translation fluctuations relating to our Asian operations unfavorably impacted net revenue by $12.9 million.
Operating margin decreased 580 basis points to negative 2.6% for fiscal 2020, from 3.2% in fiscal 2019. The decrease in operating margin was driven by a higher SG&A rate and, to a lesser extent, lower gross margins. The higher SG&A rate was driven by overall deleveraging of expenses due mainly to negative comparable sales. The lower gross margins were driven primarily by overall deleveraging of occupancy costs due mainly to negative comparable sales and, to a lesser extent, higher markdowns.

Loss from operations from our Asia segment was $8.9 million for fiscal 2020, compared to earnings from operations of $12.4 million in fiscal 2019. The deterioration was driven primarily by the unfavorable impact on earnings from lower revenue.
Licensing
Net royalty revenue from our Licensing segment increased by $2.7 million, or 3.2%, to $85.8 million for fiscal 2020, compared to $83.2 million in fiscal 2019.
Earnings from operations from our Licensing segment increased by $1.5 million, or 2.0%, to $74.5 million for fiscal 2020, from $73.0 million in fiscal 2019. The increase was driven by the favorable impact to earnings from higher revenue.
Corporate Overhead
Unallocated corporate overhead increased by $10.1 million to $106.9 million for fiscal 2020, compared to $96.8 million in fiscal 2019. The increase was driven primarily by higher performance-based compensation costs and, to a lesser extent, higher corporate investments and advertising expenses, partially offset by lower expenses related to certain professional service and legal fees and related (credits) costs and, to a lesser extent, lower separation-related charges related to the departure of our former CEO. During fiscal 2019, the Company recorded $5.2 million in separation-related charges related to the departure of our former CEO. These charges were comprised of $2.4 million in cash severance payments and $2.8 million in non-cash stock-based compensation expenses resulting from the acceleration of the service vesting requirements of certain previously granted stock awards. During fiscal 2020, the Company also recorded $0.4 million mainly related to non-cash stock-based compensation expense resulting from changes in expected performance conditions of certain previously granted stock awards that were no longer subject to service vesting requirements after his departure.
Fiscal 2019 Compared to Fiscal 2018
The comparison of fiscal 2019 to fiscal 2018 has been omitted from this Form 10-K, but can be referenced in our Form 10-K for the fiscal year ended February 2, 2019, filed on March 29, 2019.
Non-GAAP Measures
The Company’s reported financial results are presented in accordance with GAAP. The reported net earnings attributable to Guess?, Inc. and diluted earnings per share in fiscal 2020 reflect the impact of (i) asset impairment charges, (ii) certain professional service and legal fees and related (credits) costs, (iii) separation charges related to the departure of our former CEO, (iv) non-cash amortization of debt discount on our convertible senior notes and (v) the related tax effects of the foregoing items as well as the impact from changes in the tax law on deferred taxes in certain tax jurisdictions, net tax settlements and adjustments to specific uncertain tax positions. The reported net earnings attributable to Guess?, Inc. and diluted earnings per share in fiscal 2019 reflect the impact of (i) the European Commission fine, (ii) asset impairment charges, (iii) net gains on lease terminations, (iv) certain professional service and legal fees and related costs, (v) separation charges related to the departure of our former CEO, (vi) the related tax effects of the foregoing items and (vii) amounts recorded related to the enactment of the Tax Reform. These items affect the comparability of the Company’s reported results. The financial results are also presented on a non-GAAP basis, as defined in Section 10(e) of Regulation S-K of the SEC, to exclude the effect of these items. The Company believes that these “non-GAAP” or “adjusted” financial measures are useful for investors to evaluate the comparability of the Company’s operating results and its future outlook when reviewed in conjunction with the Company’s GAAP financial statements. The non-GAAP measures are provided in addition to, and not as alternatives for, the Company’s reported GAAP results.
The adjusted measures for fiscal 2020 exclude the impact of $10.0 million of asset impairment charges; $0.4 million of CEO separation charges; $7.6 million of amortization of debt discount on the Company’s convertible senior notes and a net credit of $0.9 million of certain professional service and legal fees and related (credits) costs. The asset impairment charges related primarily to the impairment of certain retail locations resulting from under-performance and expected store closures and, to a lesser extent, impairment charges related to goodwill associated with the Company’s China retail reporting unit and impairment charges related to certain operating lease right-of-use assets. During fiscal 2020, the Company recorded $0.4 million in separation-related charges related to the departure of our former CEO. These charges mainly related to non-cash stock-based compensation expense resulting from changes in expected performance conditions of certain previously granted stock awards that were no longer subject to service vesting requirements after his departure. Certain professional service and legal fees and related (credits) costs were primarily due to amounts which the Company otherwise would not have incurred as part of its business operations. These items resulted in a combined $9.1 million impact (after considering the related tax benefit as well as the impact from changes in the tax law on deferred taxes in certain tax jurisdictions, net tax settlements and adjustments to specific uncertain tax positions totaling $8.1 million), or an unfavorable $0.12 per share impact during fiscal 2020. Net earnings attributable to Guess?, Inc. were $96.0 million and diluted earnings per common share were $1.33 for fiscal 2020. Excluding the impact of these items, adjusted net earnings attributable to Guess?, Inc. were $105.0 million and adjusted diluted earnings per common share were $1.45 for fiscal 2020.
The adjusted measures for fiscal 2019 exclude the impact of the European Commission fine of $45.6 million, asset impairment charges of $6.9 million, certain professional service and legal fees and related costs of $6.1 million, CEO separation charges of $5.2 million and additional income tax charges of $6.3 million related to the enactment of the Tax Reform, partially offset by the impact of net gains on lease terminations of $0.5 million. The fine imposed by the European Commission related to alleged violations of European Union competition rules by the Company. The Company has made certain changes to its business practices and agreements in response to these proceedings, and the Company believes that such changes and any related modifications have not had, and will not have, a material impact on its ongoing business operations within the European Union. The asset impairment charges related primarily to the impairment of certain retail locations resulting from under-performance and expected store closures. Certain professional service and legal fees and related costs were primarily due to amounts which the Company otherwise would not have incurred as part of its business operations. During fiscal 2019, the Company recorded $5.2 million in separation-related charges related to the departure of our former CEO. These charges were comprised of $2.4 million in cash severance payments and $2.8 million in non-cash stock-based compensation expenses resulting from the acceleration of the service vesting requirements of certain previously granted stock awards. During the quarter ended November 3, 2018, the Company revised the provisional amounts previously recorded related to the estimated amounts due related to deemed repatriation of foreign earnings, and recorded income tax benefits of $19.6 million. During the fourth quarter of fiscal 2019, the Company concluded, based on additional regulatory guidance issued during the quarter, related to the Tax Reform, that the Company would owe transition taxes if proposed legislation that clarifies existing tax regulation with respect of the dividends received deduction calculation is passed into law. As a result, during the three months ended February 2, 2019, the Company recorded additional charges due to the Tax Reform of $25.8 million, or a total of $6.3 million for fiscal 2019. Net gains on lease terminations related primarily to the early termination of certain lease agreements in North America. These items resulted in a combined $66.3 million impact (after considering the related tax benefit of $3.4 million), or an unfavorable $0.82 per share impact during fiscal 2019. Net earnings attributable to Guess?, Inc. were $14.1 million and diluted earnings per common share were $0.16 for fiscal 2019. Excluding the impact of these items, adjusted net earnings attributable to Guess?, Inc. were $80.4 million and adjusted diluted earnings per common share were $0.98 for fiscal 2019.
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
Liquidity and Capital Resources
We need liquidity globally primarily to fund our working capital, occupancy costs, expansion plans, remodeling and rationalization of our retail stores, shop-in-shop programs, concessions, systems, infrastructure, other existing operations, international growth and potential acquisitions and investments. In addition, in the U.S. we need liquidity to fund share repurchases, payment of dividends to our stockholders and interest payments on our debt. Generally, our working capital needs are highest during the late summer and fall as our inventories increase before the holiday selling period. During the fiscal year ended February 1, 2020, we relied primarily on trade credit, available cash, real estate and other operating leases, finance leases, proceeds from the issuance of convertible senior notes, proceeds from short-term lines of credit and internally generated funds to finance our operations, share repurchases, payment of dividends and expansion. We anticipate that we will be able to satisfy our ongoing cash requirements during the next twelve months for working capital, capital expenditures, payments on our debt, finance leases and operating leases as well as lease termination payments, potential acquisitions and investments, share repurchases and dividend payments to stockholders, primarily with cash flow from operations and existing cash balances as supplemented by borrowings under our existing Credit Facility in the U.S. and Canada as well as bank facilities in Europe and China as needed. As further noted below under the “Recent Developments” section, the Company is also implementing a number of other measures to help preserve liquidity in response to the COVID-19 pandemic. We expect to settle the principal amount of our outstanding convertible senior notes in 2024 in cash and any excess in shares. Such arrangements are described further in “Part IV. Financial Statements – Note 8 – Borrowings and Finance Lease Obligations” and “Part I, Item 1. Financial Statements – Note 10 – Convertible Senior Notes and Related Transactions” in this Form 10-K. Due to the seasonality of our business and cash needs, we may increase borrowings under our established credit facilities from time-to-time, during the next twelve months.
In December 2017, the U.S. government enacted the Tax Reform, which significantly changed the U.S. corporate income tax laws, including moving from a global taxation regime to a territorial regime and lowering the U.S. federal corporate income tax rate from 35% to 21%. The Tax Reform also required a one-time mandatory transition tax on accumulated foreign earnings. Any income tax payable related to the transition tax is due over an eight-year period beginning in calendar 2018. The balance related to this transition tax included in other long-term liabilities was $19.9 million and $25.8 million as of February 1, 2020 and February 2, 2019, respectively. Refer to “Part IV. Financial Statements – Note 12 – Income Taxes” for further detail.
The Company has historically considered the undistributed earnings of its foreign subsidiaries to be indefinitely reinvested. As a result of the Tax Reform, the Company had a substantial amount of previously taxed earnings that could be distributed to the U.S. without additional U.S. taxation. The Company continues to evaluate its plans for reinvestment or repatriation of unremitted foreign earnings and regularly reviews its cash positions and determination of permanent reinvestment of foreign earnings. If the Company determines that all or a portion of such foreign earnings are no longer indefinitely reinvested, it may be subject to additional foreign withholding taxes and U.S. state income taxes, beyond the Tax Reform’s one-time transition tax. The Company intends to indefinitely reinvest the remaining earnings from the Company’s foreign subsidiaries for which a deferred tax liability has not already been recorded. As of February 1, 2020, the Company had cash and cash equivalents of $284.6 million, of which approximately $110.1 million was held in the U.S.
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
Recent Developments
The COVID-19 pandemic is having a significant negative impact on the Company’s financial performance. The pandemic is ongoing and dynamic in nature and, to date, the Company has experienced temporary closures in key regions globally, along with other major retailers. For example, the Company announced the temporary closure of its retail stores in the United States and Canada as a result of the COVID-19 pandemic, following similar tempor ary closures of Guess-operated stores that are currently in place in a number of countries in Europe. In Asia, where store closures related to COVID-19 began, most of the Guess-operated stores have reopened, although to significantly lower traffic. The Company’s e-commerce sites currently remain open in all regions.  In addition, retail stores and e-commerce sites that are open have and continue to experience significant reductions in traffic and therefore, revenue. We are unable to determine with any degree of accuracy the length and severity of the crisis and we do expect it will have a material impact on our consolidated financial position, consolidated results of operations, and consolidated cash flows in the first quarter of fiscal 2021. The extent and duration of the crisis remains uncertain and may impact consumer purchasing activity if disruptions continue throughout the year which could continue to impact us.
Between March 16 and March 19, 2020, as a precautionary measure to ensure financial flexibility and maintain maximum liquidity in response to the COVID-19 pandemic, the Company drew down approximately $212 million under certain of its credit facilities in the U.S., Canada and Europe (the “Drawdowns”). The Drawdowns included approximately $78 million under our existing credit facility in the U.S. and Canada (the “Credit Facility”) and $134 million under a number of existing short-term borrowing agreements with various banks in Europe. Following the Drawdowns, we had remaining borrowing capacity of approximately $33 million under the Credit Facility and of approximately $24 million under our various existing borrowing agreements in Europe and Asia. As of March 19, 2020, the current weighted average interest rate for borrowings under the Credit Facility was approximately 3.65% and the current interest rates for borrowings under the European borrowing agreements ranged between 0.65% and 1.1%. We are in the process of negotiating an extension for the Credit Facility, which is currently scheduled to mature on June 22, 2020. The European and Asian facilities are generally scheduled to mature between July 2020 and January 2021. If we have sustained decrease in consumer demand related to the COVID-19 pandemic, we may require access to additional credit.
The Company is also implementing a number of other measures to help mitigate the operating and financial impact of the pandemic, including: (i) furloughing all of its U.S. and Canada store associates and significant portions of its U.S. and Canada corporate and distribution center associates starting April 2, 2020; (ii) implementing temporary tiered salary reductions for management level corporate employees, including its executive officers; (iii) deferring annual merit increases; (iv) executing substantial reductions in expenses, store occupancy costs, capital expenditures and overall costs, including through reduced inventory purchases; and (v) working globally with country management teams to maximize the Company’s participation in all eligible government or other initiatives available to businesses or employees impacted by the COVID-19 pandemic.
Fiscal 2020 Compared to Fiscal 2019
The Company has presented below the cash flow performance comparison of the year ended February 1, 2020 versus the year ended February 2, 2019.
Operating Activities
Net cash provided by operating activities was $197.9 million for the fiscal year ended February 1, 2020, compared to $81.7 million for the fiscal year ended February 2, 2019, or an increase of $116.2 million. The increase was driven primarily by higher cash flows generated from net earnings and, to a lesser extent, favorable changes in working capital. The favorable changes in working capital were due primarily to lower inventory levels resulting from improved inventory management during fiscal 2020 compared to the prior year, partially offset by increased payments on accounts payable and accrued expenses, of which $45.6 million related to payment of the European Commission fine during the first quarter of fiscal 2020 for fines imposed and accrued in fiscal 2019.
Investing Activities
Net cash used in investing activities was $56.5 million for the fiscal year ended February 1, 2020, compared to $123.5 million for the fiscal year ended February 2, 2019. Net cash used in investing activities related primarily to capital expenditures incurred on international retail expansion, investments in technology infrastructure and existing store remodeling programs. In addition, proceeds from the disposition of business and long-term assets, settlements of forward exchange currency contracts, purchases of investments and the cost of any business acquisitions are also included in cash flows used in investing activities.
The decrease in cash used in investing activities was driven primarily by lower spending on retail expansion and, to a lesser extent, purchases of investments and business acquisitions in the prior year, compared to proceeds received from the sale of business and long-term assets during fiscal 2020. During the fiscal year ended February 1, 2020, the Company opened 66 directly operated stores compared to 177 directly operated stores that were opened in the prior year.
Financing Activities
Net cash used in financing activities was $64.2 million for the fiscal year ended February 1, 2020, compared to $96.8 million for the fiscal year ended February 2, 2019. Cash used in financing activities related primarily to the repurchases of shares of the Company’s common stock and, to a lesser extent, payment of dividends, partially offset by net proceeds from the issuance of convertible senior notes, related warrants and short-term borrowings. In addition, payments related to finance lease obligations, other long-term borrowings and capital distributions to noncontrolling interests as well as cash activity from the issuance of common stock under our equity plans and proceeds from capital contributions from noncontrolling interests are also included in cash flows used in financing activities.
The decrease in cash used in financing activities was driven primarily by net proceeds received from the issuance of convertible senior notes and related warrants and, to a lesser extent, lower payment of dividends during fiscal 2020 compared to the prior year. This was partially offset by higher investments made in share repurchases, which included shares repurchased under the Company’s accelerated share repurchase agreement, during fiscal 2020 compared to the prior year.
Effect of Exchange Rates on Cash, Cash Equivalents and Restricted Cash
During the fiscal year ended February 1, 2020, changes in foreign currency translation rates decreased our reported cash, cash equivalents and restricted cash balance by $3.4 million. This compares to a decrease of $18.0 million in cash, cash equivalents and restricted cash driven by changes in foreign currency translation rates during the fiscal year ended February 2, 2019.
Working Capital
As of February 1, 2020, the Company had net working capital (including cash and cash equivalents) of $425.8 million, compared to $545.3 million at February 2, 2019. The decrease in net working capital as of February 1, 2020 was driven primarily by the recognition of the current portion of operating lease liabilities of $192.1 million resulting from the adoption of a comprehensive new lease standard during the first quarter of fiscal 2020.
The Company’s primary working capital needs are for the current portion of lease liabilities, accounts receivable and inventory. The accounts receivable balance consists of trade receivables relating primarily to the Company’s wholesale business in Europe and, to a lesser extent, to its wholesale businesses in Asia and the Americas, royalty receivables relating to its licensing operations, credit card and retail concession receivables related to its retail businesses and certain other receivables. Accounts receivable increased by $5.3 million, or 1.6%, to $327.3 million as of February 1, 2020, compared to $322.0 million at February 2, 2019. On a constant currency basis, accounts receivable increased by $14.7 million, or 4.6%, when compared to February 2, 2019. As of February 1, 2020, approximately 53% of our total net trade receivables and 64% of our European net trade receivables were subject to credit insurance coverage, certain bank guarantees or letters of credit for collection purposes. Our credit insurance coverage contains certain terms and conditions specifying deductibles and annual claim limits. Inventory decreased by $75.8 million, or 16.2%, to $393.1 million as of February 1, 2020, from $468.9 million at February 2, 2019. On a constant currency basis, inventory decreased by $67.2 million, or 14.3%, when compared to February 2, 2019, driven primarily by improved inventory management.

Contractual Obligations and Commitments
The following table summarizes the Company’s contractual obligations as of February 1, 2020 and the effects such obligations are expected to have on liquidity and cash flow in future periods (dollars in thousands):

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Contractual Obligations:
Short-term borrowings	$3,957	$3,957	$—	$—	$—
Convertible senior notes, net[1,2]	327,000	6,000	12,000	309,000	—
Long-term debt, excluding convertible senior notes, net[1]	24,280	4,042	2,043	2,080	16,115
Finance lease obligations[1]	20,576	3,349	6,902	5,403	4,922
Operating lease obligations[3]	1,003,321	220,364	363,481	232,695	186,781
Purchase obligations[4]	208,613	208,613	—	—	—
Benefit obligations[5]	84,202	3,414	5,751	4,703	70,334
Total	$1,671,949	$449,739	$390,177	$553,881	$278,152

Other commercial commitments[6]	$2,265	$2,265	$—	$—	$—
______________________________________________________________________

[1]	Includes interest payments.

[2]
In April 2019, the Company issued $300 million principal amount of 2.00% convertible senior notes due 2024 (the “Notes”) in a private offering. Refer to “Part IV. Financial Statements – Note 10 – Convertible Senior Notes and Related Transactions” for further detail.

[3]
The Company has elected the practical expedient to not separate non-lease components from lease components in the measurement of liabilities for its directly-operated real estate leases. As such, this amount reflects operating lease costs that are considered in the measurement of the related operating lease liabilities, which may include fixed payments related to rent, insurance, property taxes, sales promotion, common area maintenance and certain utility charges, where applicable. This does not include variable lease costs that are excluded from the measurement of the operating lease liabilities, such as those charges that are based on a percentage of annual sales volume or estimates. In fiscal 2020, these variable charges totaled $95.8 million. Refer to “Part IV. Financial Statements – Note 9 – Lease Accounting” for further detail.

[4]
Purchase obligations represent open purchase orders for raw materials and merchandise at the end of the fiscal year. These purchase orders can be impacted by various factors, including the scheduling of market weeks, the timing of issuing orders, the timing of the shipment of orders and currency fluctuations.

[5]	Includes expected payments associated with the deferred compensation plan and the Supplemental Executive Retirement Plan through fiscal 2055.

[6]	Consists of standby letters of credit for workers’ compensation and general liability insurance.
Excluded from the above contractual obligations table is the noncurrent liability for unrecognized tax benefits, including penalties and interest, of $34.0 million. This liability for unrecognized tax benefits has been excluded because the Company cannot make a reliable estimate of the period in which the liability will be settled, if ever.
The above table also excludes current liabilities (other than short-term borrowings) as these amounts will be paid within one year and certain long-term liabilities that do not require cash payments.
Off-Balance Sheet Arrangements
Other than certain obligations and commitments included in the table above, we did not have any material off-balance sheet arrangements as of February 1, 2020.
Capital Expenditures
Gross capital expenditures totaled $61.9 million, before deducting lease incentives of $5.5 million, for the fiscal year ended February 1, 2020. This compares to gross capital expenditures of $108.1 million, before deducting lease incentives of $11.6 million, for the fiscal year ended February 2, 2019.
We will periodically evaluate strategic acquisitions and alliances and pursue those that we believe will support and contribute to our overall growth initiatives.

Dividends
On March 18, 2020, we announced that, in light of uncertainty surrounding the COVID-19 pandemic, we had decided to postpone our decision related to the potential declaration of a quarterly cash dividend for the first quarter of fiscal 2021.
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
Share Repurchases
On June 26, 2012, the Company’s Board of Directors authorized a program to repurchase, from time-to-time and as market and business conditions warrant, up to $500 million of the Company’s common stock. Repurchases under the program may be made on the open market or in privately negotiated transactions, pursuant to Rule 10b5-1 trading plans or other available means. There is no minimum or maximum number of shares to be repurchased under the program, which may be discontinued at any time, without prior notice. During fiscal 2020, the Company repurchased 16,739,740 shares under the program at an aggregate cost of $288.0 million, which is inclusive of the shares repurchased under the ASR Contract as described below. During fiscal 2019, the Company repurchased 1,118,808 shares under the program at an aggregate cost of $17.6 million. During fiscal 2018, the Company repurchased 3,866,387 shares at an aggregate cost of $56.1 million, of which $6.0 million was settled in fiscal 2019. As of February 1, 2020, the Company had remaining authority under the program to purchase $86.7 million of its common stock.
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
Borrowings and Finance Lease Obligations
See “Part IV. Financial Statements – Note 8 – Borrowings and Finance Lease Obligations” in this Form 10-K for disclosures about our borrowings and finance lease obligations.
Subsequent to year end, as a precautionary measure to ensure financial flexibility and maintain maximum liquidity in response to the COVID-19 pandemic, the Company drew down approximately $212 million under certain of its credit facilities in the U.S., Canada and Europe.
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
As a non-qualified pension plan, no dedicated funding of the SERP is required; however, the Company has made periodic payments into insurance policies held in a rabbi trust to fund the expected obligations arising under the non-qualified SERP. The amount of any future payments into the insurance policies, if any, may vary depending on investment performance of the trust. The cash surrender values of the insurance policies were $67.7 million and $61.7 million as of February 1, 2020 and February 2, 2019, respectively, and were included in other assets in the Company’s consolidated balance sheets. As a result of changes in the value of the insurance policy investments, the Company recorded unrealized gains (losses) of $7.6 million, $(1.1) million and $7.7 million in other income and expense during fiscal 2020, fiscal 2019 and fiscal 2018, respectively. The projected benefit obligation was $51.9 million and $52.2 million as of February 1, 2020 and February 2, 2019, respectively, and was included in accrued expenses and other long-term liabilities in the Company’s consolidated balance sheets depending on the expected timing of payments. SERP benefit payments of $1.7 million were made during both fiscal 2020 and fiscal 2019.
Employee Stock Purchase Plan
The Company’s qualified employee stock purchase plan (“ESPP”) allows qualified employees (as defined) to participate in the purchase of designated shares of the Company’s common stock at a price equal to 85% of the lower of the closing price at the beginning or end of each quarterly stock purchase period. The Company has 4,000,000 shares of common stock registered under the ESPP. The Company’s ESPP will remain in effect through March 11, 2022. During the year ended February 1, 2020, 53,424 shares of the Company’s common stock were issued pursuant to the ESPP at an average price of $14.65 per share for a total of $0.8 million.
Inflation
The Company does not believe that inflation trends in the U.S. and internationally over the last three years have had a significant effect on net revenue or profitability.
Critical Accounting Policies and Estimates
The Consolidated Financial Statements are prepared in conformity with accounting principles generally accepted in the U.S., which require management to make estimates and assumptions that affect the reported amounts of the assets and liabilities and disclosures of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Management bases its estimates and judgments on its historical experience, an evaluation of current market trends as of the reporting date and other relevant factors, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Management evaluates its estimates and judgments on an ongoing basis including those related to the allowances for doubtful accounts, sales return and markdown allowances, gift card and loyalty accruals, valuation of inventories, share-based compensation, recoverability of deferred taxes, unrecognized tax benefits, the useful life of assets for depreciation and amortization, evaluation of asset impairment, pension obligations, workers’ compensation and medical self-insurance expense and accruals, litigation reserves and restructuring expense and accruals.
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
Sales Return Allowances
The Company accrues for estimated sales returns in the period in which the related revenue is recognized. To recognize the financial impact of sales returns, the Company estimates the amount of goods that will be returned based on historical experience and reduces sales and cost of sales accordingly. The Company’s policy allows retail customers in certain regions a grace period to return merchandise following the date of sale. Substantially all of these returns are considered to be resalable at a price that exceeds the cost of the merchandise. The Company includes the allowance for sales returns in accrued expenses and the estimated cost associated with such sales returns within other current assets in its consolidated balance sheet.
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
Loyalty Programs
The Company has customer loyalty programs in North America, Europe and Asia which cover all of its brands. Under certain of the programs, primarily in the U.S. and Canada, customers accumulate points based on purchase activity. Once a loyalty program member achieves a certain point level, the member earns awards that may only be redeemed for merchandise. Unredeemed points generally expire after six months without additional purchase activity and unredeemed awards generally expire after two months. Where applicable, the Company allocates a portion of the transaction price from sales in its direct-to-consumer channel to its loyalty program by using historical redemption rates to estimate the value of future award redemptions. This amount is accrued in current liabilities and recorded as a reduction of net revenue in the period which the related revenue is recognized. The aggregate dollar value of the loyalty program accruals included in accrued expenses was $5.8 million and $5.7 million as of February 1, 2020 and February 2, 2019, respectively. Future revisions to the estimated liability may result in changes to net revenue.
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
Share-Based Compensation
The Company recognizes compensation expense for all share-based awards granted based on the grant date fair value. The fair value of each stock option is estimated on the grant date using the Black-Scholes option-pricing model and involves several assumptions, including the risk-free interest rate, expected volatility, dividend yield and expected life. The risk-free interest rate is based on the U.S. Treasury yield curve in effect for the expected term of the option at the time of grant. The expected stock price volatility is determined based on an average of both historical volatility and implied volatility. Implied volatility is derived from exchange traded options on the Company’s common stock. The expected dividend yield is based on the Company’s history and expectations of dividend payouts. The expected life is determined based on historical trends. Compensation expense for nonvested stock options and stock awards/units that are not subject to performance-based vesting conditions is recognized on a straight-line basis over the vesting period. The Company has elected to account for forfeitures as they occur.

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
The Company’s primary objective is to hedge the variability in forecasted cash flows due to the foreign currency risk. Various transactions that occur primarily in Europe, Canada, South Korea, China, Hong Kong, and Mexico are denominated in U.S. dollars, British pounds and Russian roubles and thus are exposed to earnings risk as a result of exchange rate fluctuations when converted to their functional currencies. These types of transactions include U.S. dollar-denominated purchases of merchandise and U.S. dollar- and British pound-denominated intercompany liabilities. In addition, certain operating expenses, tax liabilities and pension-related liabilities are denominated in Swiss francs and are exposed to earnings risk as a result of exchange rate fluctuations when converted to the functional currency. Further, there are certain real estate leases which are denominated in a currency other than the functional currency of the respective entity that entered into the agreement (primarily Swiss francs, Russian roubles and Polish zloty). As a result, the Company may be exposed to volatility related to unrealized gains or losses on the translation of present value of future lease payment obligations when translated at the exchange rate as of a reporting period-end. The Company enters into derivative financial instruments, including forward exchange currency contracts, to offset some but not all of the exchange risk on certain of these anticipated foreign currency transactions. Changes in the fair value of forward contracts designated as cash flow hedges are recorded as a component of accumulated other comprehensive income (expense) within stockholders’ equity and are recognized in cost of product sales in the period which approximates the time the hedged merchandise inventory is sold or, if applicable, in other income and expense in the period in which the hedged intercompany liability is incurred.
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
Deferred tax assets and liabilities are determined based on differences between financial reporting bases and tax bases of assets and liabilities and are measured using the enacted tax rates expected to apply to taxable income in the periods in which the deferred tax asset or liability is expected to be realized or settled. Deferred tax assets are reduced by valuation allowances if we believe it is more likely than not that some portion or the entire asset will not be realized. The Company has historically considered the undistributed earnings of its foreign subsidiaries to be indefinitely reinvested. As a result of the Tax Reform, the Company had a substantial amount of previously taxed earnings that could be distributed to the U.S. without additional U.S. taxation. The Company continues to evaluate its plans for reinvestment or repatriation of unremitted foreign earnings and regularly reviews its cash positions and determination of permanent reinvestment of foreign earnings. If the Company determines that all or a portion of such foreign earnings are no longer indefinitely reinvested, it may be subject to additional foreign withholding taxes and U.S. state income taxes, beyond the Tax Reform’s one-time transition tax. The Company intends to indefinitely reinvest the remaining earnings from the Company’s foreign subsidiaries for which a deferred tax liability has not already been recorded.
Valuation of Goodwill, Intangible and Other Long-Lived Assets
The Company assesses the impairment of its long-lived assets (related primarily to goodwill, property and equipment and operating right-of-use assets), which requires the Company to make assumptions and judgments regarding the carrying value of these assets on an annual basis, or more frequently if events or changes in circumstances indicate that the assets might be impaired. For goodwill, determination of impairment is made at the reporting unit level which may be either an operating segment or one level below an operating segment if discrete financial information is available. Two or more reporting units within an operating segment may be aggregated for impairment testing if they have similar economic characteristics. The Company has identified its Americas Retail segment, its Americas Wholesale segment, its European wholesale and European retail components of its Europe segment and its China retail component of its Asia segment as reporting units for goodwill impairment testing. For long-lived assets (other than goodwill), the majority relate to its retail operations which consist primarily of regular retail and flagship locations. The Company considers each individual regular retail location as an asset group for impairment testing, which is the lowest level at which individual cash flows can be identified. The asset group includes leasehold improvements, furniture, fixtures and equipment, computer hardware and software, operating lease right-of-use (“ROU”) assets including lease acquisition costs, and certain long-term security deposits, and excludes operating lease liabilities. The Company reviews regular retail locations in penetrated markets for impairment risk once the locations have been opened for at least one year in their current condition, or sooner as changes in circumstances require. The Company believes that waiting at least one year allows a location to reach a maturity level where a more comprehensive analysis of financial performance can be performed. The Company evaluates impairment risk for regular retail locations in new markets, where the Company is in the early stages of establishing its presence, once brand awareness has been established. The Company also evaluates impairment risk for retail locations that are expected to be closed in the foreseeable future. The Company has flagship locations which are used as a regional marketing tool to build brand awareness and promote the Company’s current product. Impairment for these locations is tested at a reporting unit level similar to goodwill since they do not have separately identifiable cash flows.
An asset is considered to be impaired if the Company determines that the carrying value may not be recoverable based upon its assessment of the asset’s ability to continue to generate earnings from operations and positive cash flow in future periods or if significant changes in the Company’s strategic business objectives and utilization of the assets occurred. If the assets (other than goodwill) are assessed to be recoverable, they are depreciated or amortized over the periods benefited. If the assets are considered to be impaired, an impairment charge is recognized representing the amount by which the carrying value of the assets exceeds the fair value of those assets. The Company uses market participant rents to calculate fair value of ROU assets and discounted future cash flows of the asset group to quantify fair value for other long-lived assets. The impairment loss calculations require management to apply judgment in estimating future cash flows and the discount rates that reflect the risk inherent in future cash flows. Future expected cash flows for assets in regular retail locations are based on management’s estimates of future cash flows, which include sales and gross margin growth rate assumptions, over the remaining lease period or expected life, if shorter. For expected location closures, the Company will evaluate whether it is necessary to shorten the useful life for any of the assets within the respective asset group. The Company will use this revised useful life when estimating the asset group’s future cash flows. The Company considers historical trends, expected future business trends and other factors when estimating the future cash flow for each regular retail location. The Company also considers factors such as: the local environment for each regular retail location, including mall traffic and competition; the Company’s ability to successfully implement strategic initiatives; and the ability to control variable costs such as cost of sales and payroll and, in some cases, renegotiate lease costs. If actual results are not consistent with the assumptions and judgments used in estimating future cash flows and asset fair values, there may be additional exposure to future impairment losses that could be material to the Company’s results of operations.
Pension Benefit Plan Actuarial Assumptions
The Company’s pension obligations and related costs are calculated using actuarial concepts, within the authoritative guidance framework. The Company uses the corridor approach to amortize unrecognized actuarial gains or losses over the average remaining service life of active participants. The life expectancy, estimated retirement age, discount rate, estimated future compensation and expected return on plan assets are important elements of expense and/or liability measurement. These critical assumptions are evaluated annually which enables expected future payments for benefits to be stated at present value on the measurement date. If actual results are not consistent with actuarial assumptions, the amounts recognized for the defined benefit plans could change significantly. Refer to “Part IV. Financial Statements – Note 13 – Defined Benefit Plans” in this Form 10-K for detail regarding the Company’s defined benefit plans.
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
Convertible Senior Notes
In April 2019, the Company issued $300 million principal amount of 2.00% convertible senior notes due 2024 (the “Notes”) in a private offering.
Under GAAP, certain convertible debt instruments that may be settled in cash on conversion are required to be separately accounted for as liability and equity components of the instrument in a manner that reflects the issuer’s non-convertible debt borrowing rate. Accordingly, in accounting for the issuance of the Notes, the Company separated the Notes into liability and equity components. The liability component was recorded at fair value, which was derived from a valuation technique used to calculate the fair value of a similar liability without an associated convertible feature. The carrying amount of the equity component, which is recognized as a debt discount, represents the difference between the proceeds from the issuance of the Notes and the fair value of the liability component of the Notes. The excess of the principal amount of the liability component over its carrying amount (“debt discount”) will be amortized to interest expense using an effective interest rate over the term of the Notes. The equity component is not remeasured as long as it continues to meet the conditions for equity classification.
In accounting for the debt issuance costs related to the issuance of the Notes, the Company allocated the total amount incurred to the liability and equity components based on their relative values. Debt issuance costs attributable to the liability component were recorded as a contra-liability and are presented net against the convertible senior notes balance on the Company’s consolidated balance sheets. These costs are amortized to interest expense using the effective interest method over the term of the Notes. Refer to “Part IV. Financial Statements – Note 10 – Convertible Senior Notes and Related Transactions” in this Form 10-K for details on the Company’s convertible senior notes.
Recently Issued Accounting Guidance
See “Part IV. Financial Statements – Note 2 – New Accounting Guidance” in this Form 10-K for disclosures about recently issued accounting guidance.
ITEM 7A.    Quantitative and Qualitative Disclosures About Market Risk.
Exchange Rate Risk
More than half of product sales and licensing revenue recorded for the year ended February 1, 2020 were denominated in currencies other than the U.S. dollar. The Company’s primary exchange rate risk relates to operations in Europe, Canada, South Korea, China, Hong Kong, and Mexico. Changes in currencies affect our earnings in various ways. For further discussion on currency-related risk, please refer to our risk factors under “Part I, Item 1A. Risk Factors.”
Various transactions that occur primarily in Europe, Canada, South Korea, China, Hong Kong, and Mexico are denominated in U.S. dollars, British pounds and Russian roubles and thus are exposed to earnings risk as a result of exchange rate fluctuations when converted to their functional currencies. These types of transactions include U.S. dollar-denominated purchases of merchandise and U.S. dollar- and British pound-denominated intercompany liabilities. In addition, certain operating expenses, tax liabilities and pension-related liabilities are denominated in Swiss francs and are exposed to earnings risk as a result of exchange rate fluctuations when converted to the functional currency. Further, there are certain real estate leases which are denominated in a currency other than the functional currency of the respective entity that entered into the agreement (primarily Swiss francs, Russian roubles and Polish zloty). As a result, the Company may be exposed to volatility related to unrealized gains or losses on the translation of present value of future lease payment obligations when translated at the exchange rate as of a reporting period-end. The Company is also subject to certain translation and economic exposures related to its net investment in certain of its international subsidiaries. The Company enters into derivative financial instruments to offset some but not all of its exchange risk. In addition, some of the derivative contracts in place will create volatility during the fiscal year as they are marked-to-market according to the accounting rules and may result in revaluation gains or losses in different periods from when the currency impact on the underlying transactions are realized.
Foreign Exchange Currency Contracts Designated as Cash Flow Hedges
During fiscal 2020, the Company purchased U.S. dollar forward contracts in Europe totaling US$150.6 million that were designated as cash flow hedges. As of February 1, 2020, the Company had forward contracts outstanding for its European operations of US$148.6 million to hedge forecasted merchandise purchases, which are expected to mature over the next 17 months. The Company’s derivative financial instruments are recorded in its consolidated balance sheet at fair value based on quoted market rates. Changes in the fair value of the U.S. dollar forward contracts, designated as cash flow hedges for forecasted merchandise purchases, are recorded as a component of accumulated other comprehensive income (loss) within stockholders’ equity and are recognized in cost of product sales in the period which approximates the time the hedged merchandise inventory is sold. Changes in the fair value of the U.S. dollar forward contracts, if any are designated as cash flow hedges for forecasted intercompany royalties, are recorded as a component of accumulated other comprehensive income (loss) within stockholders’ equity and are recognized in other income (expense) in the period in which the royalty expense is incurred.
As of February 1, 2020, accumulated other comprehensive income (loss) related to foreign exchange currency contracts included a net unrealized gain of approximately $6.6 million, net of tax, of which $5.9 million will be recognized in cost of product sales over the following 12 months, at the then current values on a pre-tax basis, which can be different than the current year-end values. As of February 1, 2020, the net unrealized gain of the remaining open forward contracts recorded in the Company’s consolidated balance sheet was approximately $4.0 million.
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
Foreign Exchange Currency Contracts Not Designated as Hedging Instruments
The Company also has foreign exchange currency contracts that are not designated as hedging instruments for accounting purposes. Changes in fair value of foreign exchange currency contracts not designated as hedging instruments are reported in net earnings (loss) as part of other income (expense). For the year ended February 1, 2020, the Company recorded a net gain of $1.3 million for its euro dollar foreign currency contracts not designated as hedges, which has been included in other income (expense). As of February 1, 2020, the Company had euro foreign exchange currency contracts to purchase US$46.1 million expected to mature over the next 16 months. As of February 1, 2020, the net unrealized gain of these open forward contracts recorded in the Company’s consolidated balance sheet was approximately $0.9 million.
At February 2, 2019, the Company had euro foreign exchange currency contracts to purchase US$8.2 million. At February 2, 2019, the net unrealized gain of these open forward contracts recorded in the Company’s consolidated balance sheet was approximately $0.6 million.
Sensitivity Analysis
As of February 1, 2020, a sensitivity analysis of changes in foreign currencies when measured against the U.S. dollar indicates that, if the U.S. dollar had uniformly weakened by 10% against all of the U.S. dollar denominated foreign exchange derivatives totaling US$194.7 million, the fair value of the instruments would have decreased by $21.6 million. Conversely, if the U.S. dollar uniformly strengthened by 10% against all of the U.S. dollar denominated foreign exchange derivatives, the fair value of these instruments would have increased by $17.7 million. Any resulting changes in the fair value of the hedged instruments may be partially offset by changes in the fair value of certain balance sheet positions (primarily U.S. dollar denominated liabilities in our foreign operations) impacted by the change in the foreign currency rate. The ability to reduce the exposure of currencies on earnings depends on the magnitude of the derivatives compared to the balance sheet positions during each reporting cycle.
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
As of February 1, 2020, accumulated other comprehensive income (loss) related to the interest rate swap agreement included a net unrealized loss of approximately $0.3 million, net of tax, which will be recognized in interest expense after the following 12 months, at the then current values on a pre-tax basis, which can be different than the current year-end values. As of February 1, 2020, the net unrealized loss of the interest rate swap recorded in the Company’s consolidated balance sheet was approximately $0.3 million.
At February 2, 2019, the net unrealized gain of the interest rate swap recorded in the Company’s consolidated balance sheet was approximately $1.0 million.
Sensitivity Analysis
As of February 1, 2020, the Company had indebtedness related to a real estate secured term loan of $19.1 million and finance lease obligations of $16.5 million. The real estate secured loan is covered by a separate interest rate swap agreement with a swap fixed interest rate of approximately 3.06% that matures in January 2026. The interest rate swap agreement is designated as a cash flow hedge and converts the nature of the Company’s real estate secured term loan from LIBOR floating-rate debt to fixed-rate debt. The finance lease obligations are based on fixed interest rates derived from the respective agreements.
The Company’s remaining indebtedness is at variable rates of interest. Accordingly, changes in interest rates would impact the Company’s results of operations in future periods. A 100 basis point increase in interest rates would have had an insignificant effect on interest expense for the year ended February 1, 2020.
As of February 1, 2020, the Company also had borrowings under its short-term borrowing arrangements of $4.0 million which are based on variable rates of interest. Accordingly, changes in interest rates would impact the Company’s results of operations in future periods. A 100 basis point increase in interest rates would not have a significant effect on interest expense for the year ended February 1, 2020.
The fair values of the Company’s debt instruments are based on the amount of future cash flows associated with each instrument discounted using the Company’s incremental borrowing rate. As of February 1, 2020 and February 2, 2019, the carrying value of all financial instruments was not materially different from fair value, as the interest rates on the Company’s debt approximated rates currently available to the Company. The fair value of the Company’s convertible senior notes is determined based on inputs that are observable in the market and have been classified as Level 2 in the fair value hierarchy.
Derivatives Designated as Hedging Instruments
The following table summarizes net after-tax activity related to the Company’s foreign exchange currency contracts and interest rate swap agreement designated as cash flow hedges recorded in accumulated other comprehensive income (loss) (in thousands):

	Year Ended Feb 1, 2020	Year Ended Feb 2, 2019
Beginning balance gain (loss)	$2,999	$(14,369)
Cumulative adjustment from adoption of new accounting guidance[1]	1,981	—
Net gains from changes in cash flow hedges	8,316	10,962
Net (gains) losses reclassified to earnings	(6,996)	6,406
Ending balance gain	$6,300	$2,999
______________________________________________________________________

[1]
During the first quarter of fiscal 2020, the Company adopted new authoritative guidance which eliminated the requirement to separately measure and report ineffectiveness for instruments that qualify for hedge accounting and generally requires that the entire change in the fair value of such instruments ultimately be presented in the same line as the respective hedge item. As a result, there is no interest component recognized for the ineffective portion of instruments that qualify for hedge accounting, but rather all changes in the fair value of such instruments are included in other comprehensive income (loss) during fiscal 2020. Upon adoption of this guidance, the Company reclassified $2.0 million in gains from retained earnings to accumulated other comprehensive loss related to the previously recorded interest component on outstanding instruments that qualified for hedge accounting.

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
The Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s principal executive officer and principal financial officer, of the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based upon this evaluation, under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of February 1, 2020.
Ernst & Young LLP, the independent registered public accounting firm that audited the Company’s financial statements as of and for the fiscal year ended February 1, 2020 included in this Annual Report on Form 10-K has issued an attestation report on the Company’s internal control over financial reporting, which is set forth below.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting during the fourth quarter of fiscal 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Guess?, Inc. and Subsidiaries
Opinion on Internal Control Over Financial Reporting
We have audited Guess?, Inc. and subsidiaries’ internal control over financial reporting as of February 1, 2020, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Guess?, Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of February 1, 2020, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of February 1, 2020 and February 2, 2019, the related consolidated statements of income (loss), comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended February 1, 2020, and the related notes and the financial statement schedule listed in the Index at ITEM 15(a)(2) and our report dated April 1, 2020 expressed an unqualified opinion thereon.
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
April 1, 2020

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
ITEM 16.    Form 10-K Summary.
None.

Guess?, Inc.
Form 10-K
Index to Consolidated Financial Statements and Financial Statement Schedule

1	Report of Independent Registered Public Accounting Firm	F-2

2	Consolidated Financial Statements

	Consolidated Balance Sheets at February 1, 2020 and February 2, 2019	F-5

	Consolidated Statements of Income (Loss) for the Years Ended February 1, 2020, February 2, 2019 and February 3, 2018	F-6

	Consolidated Statements of Comprehensive Income (Loss) for the Years Ended February 1, 2020, February 2, 2019 and February 3, 2018	F-7

	Consolidated Statements of Stockholders’ Equity for the Years Ended February 1, 2020, February 2, 2019 and February 3, 2018	F-8

	Consolidated Statements of Cash Flows for the Years Ended February 1, 2020, February 2, 2019 and February 3, 2018	F-9

	Notes to Consolidated Financial Statements	F-10

3	Consolidated Financial Statement Schedule—Valuation and Qualifying Accounts for the Years Ended February 1, 2020, February 2, 2019 and February 3, 2018	F-63

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Guess?, Inc. and Subsidiaries
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Guess?, Inc. and subsidiaries (the Company) as of February 1, 2020 and February 2, 2019, and the related consolidated statements of income (loss), comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended February 1, 2020, and the related notes and the financial statement schedule listed in the Index at ITEM 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at February 1, 2020 and February 2, 2019, and the results of its operations and its cash flows for each of the three years in the period ended February 1, 2020, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of February 1, 2020, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated April 1, 2020 expressed an unqualified opinion thereon.
Adoption of New Accounting Standard
As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for leases in the year ended February 1, 2020 due to the adoption of Accounting Standard Update (ASU) 2016-02, Leases (Topic ASC 842), and the amendments effective July 2018, under the modified retrospective method.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Impairment of right-of-use assets and property and equipment

Description of the Matter
As described in Note 1 to the consolidated financial statements, to assess its regular retail store asset groups for impairment, the Company utilizes significant judgment in evaluating whether a regular retail store asset group may be impaired based upon its ability to generate earnings from operations and positive future cash flows in future periods or if there are significant changes in the Company’s strategic business objectives and utilization of assets. Any impairment of a regular retail store asset group would be allocated between the operating lease right-of-use assets and property and equipment such that the asset group is recorded at fair value.

Our assessment of management’s analyses of the impairment measurement for the regular retail locations involved a high degree of subjectivity, as estimates underlying the determination of fair value of a regular retail store asset group were based on assumptions that may be affected by future operations of the Company, market or economic conditions. The Company uses various assumptions in determining current fair market value of its regular retail store asset group, including future expected cash flows. The significant assumptions used in calculating future expected cash flows are sales and gross margin growth rates. Future expected cash flows for a regular retail store asset group are based on management’s estimates of future cash flows over the remaining lease period or expected life, if shorter.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over management’s processes to determine the fair value of regular retail store asset groups and measure any impairment. This included controls over management’s determination and assessment of the sales and gross margin growth rates underlying the fair value calculation.
Our audit procedures included, among others, evaluating the significant assumptions for the determination of fair value of regular retail asset groups and testing the underlying data used in management’s estimation for relevancy, completeness and accuracy. Evaluating the significant assumptions used by management in the impairment assessment involved considering current and past performance of the regular retail store asset group, evaluating whether the assumptions were consistent with evidence obtained in other areas of the audit and with key performance indicators across the industry. We have also evaluated the Company’s long-lived asset impairment disclosures included in Note 5 and Note 9 in relation to this matter.

Convertible Senior Notes

Description of the Matter
As described in Note 1 to the consolidated financial statements, in April 2019, the Company issued $300 million of convertible senior notes due in 2024 in a private offering (Convertible Notes). Additionally, to offset the dilutive impact of the conversion of the Convertible Notes, the Company entered into convertible note bond hedge transactions and issued call option warrants which allow holders to have the option to purchase common stock shares of the Company. These transactions are collectively referred to as the Convertible Notes Transactions.
To account for the Convertible Notes, the Company was required to separate the Convertible Notes into liability and equity components. The standalone liability component was recorded at fair value, which was based on the use of a complex valuation technique to measure the fair value of a similar liability that does not have a conversion feature. To calculate the fair value of the liability component, the Company applied a discounted cash flow model, which required discounting the contractual cash flows of the convertible notes absent the conversion feature at a risk-adjusted yield that incorporates assumptions of time value of money corresponding to the remaining term of the convertible notes and the credit risk of the Company. The significant assumptions in the fair value calculation included the Convertible Notes’ effective yield and expected volatility. The equity component recorded represents the difference between the proceeds from the issuance of the Convertible Notes and the fair value of the liability component.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the management’s processes of determining the accounting and the separate recognition of the liability and equity components of the Convertible Notes and management’s use of the significant assumptions in the fair value calculation of the standalone liability component.
Our audit procedures included utilizing a valuation specialist to assist in evaluating the fair value methodology and the significant valuation assumptions applied by the Company in calculating the fair value of the standalone liability component of the Convertible Notes. To test the Convertible Notes’ effective yield and expected volatility, we evaluated completeness and accuracy of the underlying data supporting the significant assumptions and estimates, assessed whether management’s assumptions were consistent with publicly available information and evaluated whether any entity-specific adjustments made were supportable. Additionally, to test the effective yield, we performed a comparative calculation using market data and our internally developed models.

/s/ ERNST & YOUNG LLP

We have served as the Company’s auditor since 2007.
Los Angeles, California
April 1, 2020

GUESS?, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	February 1, 2020	February 2, 2019
ASSETS
Current assets:
Cash and cash equivalents	$284,613	$210,460
Accounts receivable, net	327,281	321,995
Inventories	393,129	468,897
Other current assets	59,212	87,343
Total current assets	1,064,235	1,088,695
Property and equipment, net	288,112	315,558
Goodwill	34,777	37,072
Deferred tax assets	63,555	57,224
Restricted cash	215	535
Operating right-of-use assets	851,990	—
Other assets	126,078	150,121
	$2,428,962	$1,649,205
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of borrowings and finance lease obligations	$9,490	$4,315
Accounts payable	232,761	286,657
Accrued expenses	204,096	252,392
Current portion of operating lease liabilities	192,066	—
Total current liabilities	638,413	543,364
Convertible senior notes, net	247,363	—
Long-term debt and finance lease obligations	32,770	35,012
Deferred rent and lease incentives	—	84,893
Long-term operating lease liabilities	714,079	—
Other long-term liabilities	130,259	127,438
	1,762,884	790,707
Redeemable noncontrolling interests	4,731	4,853

Commitments and contingencies (Note 15)

Stockholders’ equity:
Preferred stock, $.01 par value. Authorized 10,000,000 shares; no shares issued and outstanding	—	—
Common stock, $.01 par value. Authorized 150,000,000 shares; issued 142,867,947 and 142,707,300 shares, outstanding 65,848,510 and 81,379,660 shares, as of February 1, 2020 and February 2, 2019, respectively	658	814
Paid-in capital	563,004	523,331
Retained earnings	1,130,409	1,077,747
Accumulated other comprehensive loss	(139,910)	(126,179)
Treasury stock, 77,019,437 and 61,327,640 shares as of February 1, 2020 and February 2, 2019, respectively	(914,447)	(638,486)
Guess?, Inc. stockholders’ equity	639,714	837,227
Nonredeemable noncontrolling interests	21,633	16,418
Total stockholders’ equity	661,347	853,645
	$2,428,962	$1,649,205
See accompanying notes to consolidated financial statements.

GUESS?, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(in thousands, except per share data)

	Year Ended	Year Ended	Year Ended
	Feb 1, 2020	Feb 2, 2019	Feb 3, 2018
Product sales	$2,592,262	$2,526,500	$2,290,999
Net royalties	85,847	83,194	72,755
Net revenue	2,678,109	2,609,694	2,363,754
Cost of product sales	1,662,401	1,670,090	1,534,906
Gross profit	1,015,708	939,604	828,848
Selling, general and administrative expenses	865,060	835,293	741,641
European Commission fine	—	45,637	—
Asset impairment charges	9,977	6,939	8,479
Net (gains) losses on lease terminations	—	(477)	11,373
Earnings from operations	140,671	52,212	67,355
Other income (expense):
Interest expense	(16,129)	(3,407)	(2,431)
Interest income	1,729	4,494	4,106
Other income (expense), net	(2,529)	(6,591)	1,241
	(16,929)	(5,504)	2,916

Earnings before income tax expense	123,742	46,708	70,271
Income tax expense	22,513	29,542	74,172
Net earnings (loss)	101,229	17,166	(3,901)
Net earnings attributable to noncontrolling interests	5,254	3,067	3,993
Net earnings (loss) attributable to Guess?, Inc.	$95,975	$14,099	$(7,894)

Net earnings (loss) per common share attributable to common stockholders (Note 19):
Basic	$1.35	$0.17	$(0.11)
Diluted	$1.33	$0.16	$(0.11)
Weighted average common shares outstanding attributable to common stockholders (Note 19):
Basic	70,461	80,146	82,189
Diluted	71,669	81,589	82,189
See accompanying notes to consolidated financial statements.

GUESS?, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Year Ended	Year Ended	Year Ended
	Feb 1, 2020	Feb 2, 2019	Feb 3, 2018
Net earnings (loss)	$101,229	$17,166	$(3,901)
Other comprehensive income (loss) (“OCI”):
Foreign currency translation adjustment
Gains (losses) arising during the period	(17,114)	(52,733)	93,416
Derivative financial instruments designated as cash flow hedges
Gains (losses) arising during the period	9,304	12,652	(23,388)
Less income tax effect	(988)	(1,690)	2,980
Reclassification to net earnings (loss) for (gains) losses realized	(7,904)	7,118	656
Less income tax effect	908	(712)	(242)
Defined benefit plans
Net actuarial gains (losses)	406	1,733	(2,248)
Foreign currency and other adjustments	(34)	311	(269)
Less income tax effect	(30)	(528)	518
Net actuarial loss amortization	446	600	462
Prior service credit amortization	(39)	(28)	(27)
Less income tax effect	(38)	(76)	(83)
Total comprehensive income (loss)	86,146	(16,187)	67,874
Less comprehensive income attributable to noncontrolling interests:
Net earnings	5,254	3,067	3,993
Foreign currency translation adjustment	629	(236)	2,238
Amounts attributable to noncontrolling interests	5,883	2,831	6,231
Comprehensive income (loss) attributable to Guess?, Inc.	$80,263	$(19,018)	$61,643
See accompanying notes to consolidated financial statements.

GUESS?, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)

	Guess?, Inc. Stockholders’ Equity
	Common Stock					Treasury Stock
	Shares	Amount	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Shares	Amount	Nonredeemable Noncontrolling Interests	Total
Balance at January 28, 2017	84,069,492	$841	$480,435	$1,215,079	$(161,389)	56,440,482	$(565,744)	$11,772	$980,994
Cumulative adjustment from adoption of new accounting guidance	—	—	268	942	(1,210)	—	—	—	—
Net earnings (loss)	—	—	—	(7,894)	—	—	—	3,993	(3,901)
Other comprehensive income	—	—	—	—	69,537	—	—	2,238	71,775
Issuance of common stock under stock compensation plans including tax effect	1,113,713	10	(1,267)	—	—	—	—	—	(1,257)
Issuance of stock under Employee Stock Purchase Plan	54,300	—	17	—	—	(54,300)	549	—	566
Share-based compensation	—	—	18,758	94	—	—	—	—	18,852
Dividends	—	—	—	(76,048)	—	—	—	—	(76,048)
Share repurchases	(3,866,387)	(38)	38	—	—	3,866,387	(56,159)	—	(56,159)
Noncontrolling interest capital contribution	—	—	—	—	—	—	—	11	11
Noncontrolling interest capital distribution	—	—	—	—	—	—	—	(1,358)	(1,358)
Balance at February 3, 2018	81,371,118	$813	$498,249	$1,132,173	$(93,062)	60,252,569	$(621,354)	$16,656	$933,475
Cumulative adjustment from adoption of new accounting guidance	—	—	—	5,829	—	—	—	—	5,829
Net earnings	—	—	—	14,099	—	—	—	3,067	17,166
Other comprehensive loss	—	—	—	—	(33,117)	—	—	(236)	(33,353)
Issuance of common stock under stock compensation plans including tax effect	1,083,613	12	4,994	—	—	—	—	—	5,006
Issuance of stock under Employee Stock Purchase Plan	43,737	—	283	—	—	(43,737)	455	—	738
Share-based compensation	—	—	19,794	179	—	—	—	—	19,973
Dividends	—	—	—	(74,533)	—	—	—	—	(74,533)
Share repurchases	(1,118,808)	(11)	11	—	—	1,118,808	(17,587)	—	(17,587)
Noncontrolling interest capital distribution	—	—	—	—	—	—	—	(3,069)	(3,069)
Balance at February 2, 2019	81,379,660	$814	$523,331	$1,077,747	$(126,179)	61,327,640	$(638,486)	$16,418	$853,645
Cumulative adjustment from adoption of new accounting guidance	—	—	—	(1,684)	1,981	—	—	—	297
Net earnings	—	—	—	95,975	—	—	—	5,254	101,229
Other comprehensive income (loss)	—	—	—	—	(15,712)	—	—	629	(15,083)
Issuance of common stock under stock compensation plans including tax effect	1,155,166	10	(8,699)	—	—	(994,519)	11,490	—	2,801
Issuance of stock under Employee Stock Purchase Plan	53,424	1	166	—	—	(53,424)	616	—	783
Share-based compensation	—	—	24,079	211	—	—	—	—	24,290
Dividends	—	—	—	(41,840)	—	—	—	—	(41,840)
Share repurchases	(16,739,740)	(167)	167	—	—	16,739,740	(288,067)	—	(288,067)
Noncontrolling interest capital distribution	—	—	—	—	—	—	—	(668)	(668)
Equity component value of convertible note issuance, net	—	—	42,320	—	—	—	—	—	42,320
Sale of common stock warrant	—	—	28,080	—	—	—	—	—	28,080
Purchase of convertible note hedge	—	—	(46,440)	—	—	—	—	—	(46,440)
Balance at February 1, 2020	65,848,510	$658	$563,004	$1,130,409	$(139,910)	77,019,437	$(914,447)	$21,633	$661,347
See accompanying notes to consolidated financial statements.

GUESS?, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended	Year Ended	Year Ended
	Feb 1, 2020	Feb 2, 2019	Feb 3, 2018
Cash flows from operating activities:
Net earnings (loss)	$101,229	$17,166	$(3,901)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	72,188	68,357	63,588
Amortization of debt discount	7,558	—	—
Amortization of debt issuance costs	919	—	—
Share-based compensation expense	24,290	19,973	18,852
Forward contract (gains) losses	(542)	(138)	3,087
Deferred income taxes	(5,655)	5,422	23,802
Net loss on disposition and impairment of property and equipment and long-term assets	11,051	7,267	6,891
Other items, net	5,736	13,297	(7,832)
Changes in operating assets and liabilities:
Accounts receivable	(12,458)	(41,519)	(11,656)
Inventories	65,428	(74,275)	(28,120)
Prepaid expenses and other assets	14,739	(27,042)	(429)
Operating lease assets and liabilities, net	1,802	—	—
Accounts payable and accrued expenses	(87,423)	84,531	69,299
Other long-term liabilities	(949)	8,640	14,789
Net cash provided by operating activities	197,913	81,679	148,370
Cash flows from investing activities:
Purchases of property and equipment	(61,868)	(108,117)	(84,655)
Proceeds from sale of business and long-term assets	4,473	—	1,052
Acquisition of businesses, net of cash acquired	—	(6,404)	(4,850)
Net cash settlement of forward contracts	162	1,444	(2,150)
Purchases of investments	—	(10,451)	(497)
Other investing activities	762	—	753
Net cash used in investing activities	(56,471)	(123,528)	(90,347)
Cash flows from financing activities:
Proceeds from short-term borrowings	137,282	22,728	166
Repayments of short-term borrowings	(132,625)	(23,024)	(107)
Proceeds from issuance of convertible senior notes	300,000	—	—
Proceeds from issuance of warrants	28,080	—	—
Purchase of convertible note hedges	(60,990)	—	—
Convertible debt issuance costs	(5,276)	—	—
Repayment of finance lease obligations and borrowings	(3,350)	(1,983)	(1,526)
Dividends paid	(42,135)	(73,594)	(76,057)
Noncontrolling interest capital contribution	—	—	962
Noncontrolling interest capital distribution	(668)	(3,069)	(1,358)
Issuance of common stock, net of tax withholdings on vesting of stock awards	3,584	5,744	(690)
Purchase of treasury stock	(288,067)	(23,620)	(50,127)
Net cash used in financing activities	(64,165)	(96,818)	(128,737)
Effect of exchange rates on cash, cash equivalents and restricted cash	(3,444)	(18,020)	40,746
Net change in cash, cash equivalents and restricted cash	73,833	(156,687)	(29,968)
Cash, cash equivalents and restricted cash at the beginning of the year	210,995	367,682	397,650
Cash, cash equivalents and restricted cash at the end of the year	$284,828	$210,995	$367,682

Supplemental cash flow data:
Interest paid	$5,248	$2,731	$2,078
Income taxes paid, net of refunds	15,112	40,772	26,907

Non-cash investing and financing activity:
Assets acquired under finance lease obligations	$3,070	$1,172	$18,502
Sale of retail locations	3,558	—	—
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
Fiscal Year
The Company operates on a 52/53-week fiscal year calendar, which ends on the Saturday nearest to January 31 of each year. All references herein to “fiscal 2020,” “fiscal 2019” and “fiscal 2018” represent the results of the 52-week fiscal years ended February 1, 2020 and February 2, 2019 and the 53-week fiscal year ended February 3, 2018. The additional week in fiscal 2018 occurred during the fourth quarter ended February 3, 2018. References to “fiscal 2021” represent the 52-week fiscal year ending January 30, 2021.
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
Use of Estimates
The preparation of the financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the amounts reported in the financial statements and disclosed in the accompanying notes. Significant areas requiring the use of management estimates relate to the allowances for doubtful accounts, sales return and markdown allowances, gift card and loyalty accruals, valuation of inventories, share-based compensation, recoverability of deferred taxes, unrecognized tax benefits, the useful life of assets for depreciation and amortization, evaluation of asset impairment, pension obligations, workers’ compensation and medical self-insurance expense and accruals, litigation reserves and restructuring expense and accruals. Actual results could differ from those estimates. Revisions in estimates could materially impact the results of operations and financial position.
Business Segment Reporting
Where applicable, the Company reports information about business segments and related disclosures about products and services, geographic areas and major customers. The Company’s businesses are grouped into five reportable segments for management and internal financial reporting purposes: Americas Retail, Americas Wholesale, Europe, Asia and Licensing. The Company’s Americas Retail, Americas Wholesale, Europe and Licensing reportable segments are the same as their respective operating segments. Certain components of the Company’s Asia reportable segment are separate operating segments based on regions, which have been aggregated into the Asia reportable segment for disclosure purposes. Management evaluates segment performance based primarily on revenues and earnings (loss) from operations before corporate performance-based compensation costs, asset impairment charges, net gains (losses) from lease terminations, restructuring charges and certain non-recurring credits (charges), if any. The Company believes this segment reporting reflects how its business segments are managed and how each segment’s performance is evaluated by the Company’s chief operating decision maker to assess performance and make resource allocation decisions. The Americas Retail segment includes the Company’s retail and e-commerce operations in the Americas. The Americas Wholesale segment includes the Company’s wholesale operations in the Americas. The

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Europe segment includes the Company’s retail, e-commerce and wholesale operations in Europe and the Middle East. The Asia segment includes the Company’s retail, e-commerce and wholesale operations in Asia and the Pacific. The Licensing segment includes the worldwide licensing operations of the Company. The business segment operating results exclude corporate overhead costs, which consist of shared costs of the organization, asset impairment charges, net gains (losses) on lease terminations, restructuring charges and certain non-recurring credits (charges), if any. Corporate overhead costs are presented separately and generally include, among other things, the following unallocated corporate costs: accounting and finance, executive compensation, corporate performance-based compensation, facilities, global advertising and marketing, human resources, information technology and legal. Information regarding these segments is summarized in Note 18.
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
The Company accepts payments at its brick-and-mortar retail locations and its e-commerce sites in the form of cash, credit cards, gift cards and loyalty points, where applicable. Payment terms, typically less than one year, are offered to the Company’s wholesale customers and do not include a significant financing component. The Company extends credit to wholesale customers based upon an evaluation of the customer’s financial condition and credit history and generally requires no collateral but does obtain credit insurance when considered appropriate. As of February 1, 2020, approximately 53% of the Company’s total net trade accounts receivable and 64% of its European net trade receivables were subject to credit insurance coverage, certain bank guarantees or letters of credit for collection purposes. The Company’s credit insurance coverage contains certain terms and conditions specifying deductibles and annual claim limits. The Company maintains allowances for doubtful accounts for estimated losses that result from the inability of its wholesale customers to make their required payments. The Company bases its allowances on analysis of the aging of accounts receivable at the date of the financial statements, assessments of historical and current collection trends, an evaluation of the impact of current economic conditions and whether the Company has obtained credit insurance or other guarantees. Management performs regular evaluations concerning the ability of its customers to satisfy their obligations and records a provision for doubtful accounts based on these evaluations. The Company’s credit losses for the periods presented were not significant compared to sales and did not significantly exceed management’s estimates. Refer to Note 3 for further information regarding the Company’s allowance for doubtful accounts.
Shipping and handling costs associated with outbound freight incurred to transfer a product to a customer are accounted for as fulfillment costs and are included in selling, general and administrative (“SG&A”) expenses. Sales and usage-based taxes collected from customers and remitted directly to governmental authorities are excluded from net revenues.

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Sales Return Allowances
The Company accrues for estimated sales returns in the period in which the related revenue is recognized. To recognize the financial impact of sales returns, the Company estimates the amount of goods that will be returned based on historical experience and current trends and reduces sales and cost of sales accordingly. The Company’s policy allows retail customers in certain regions a grace period to return merchandise following the date of sale. Substantially all of these returns are considered to be resalable at a price that exceeds the cost of the merchandise. The Company includes the allowance for sales returns in accrued expenses and the estimated cost associated with such sales returns within other current assets in its consolidated balance sheet. As of February 1, 2020, the Company included $33.2 million in accrued expenses related to the allowance for sales returns and $13.0 million in other current assets related to the estimated cost of such sales returns. As of February 2, 2019, the Company included $33.2 million in accrued expenses related to the allowance for sales returns and $13.0 million in other current assets related to the estimated cost of such sales returns.
Markdown Allowances
Costs associated with customer markdowns are recorded as a reduction to revenues and any amounts unapplied to existing receivables are included in accrued expenses. These markdown allowances resulted from seasonal negotiations with the Company’s wholesale customers, as well as historical trends and the evaluation of the impact of current economic conditions. The Company included $12.6 million and $12.1 million in accrued expenses related to the allowance for markdowns as of February 1, 2020 and February 2, 2019, respectively.
Gift Cards
Gift card breakage is income recognized due to the non-redemption of a portion of gift cards sold by the Company for which a liability was recorded in prior periods. Gifts cards are mainly used in the U.S. and Canada. The Company issues its gift cards in the U.S. and Canada through one of its subsidiaries and is not required by law to escheat the value of unredeemed gift cards to the state in which the subsidiary is domiciled. Estimated breakage amounts are accounted for under the redemption recognition method and are classified as additional net revenues as the gift cards are redeemed. The Company’s gift card breakage rate is approximately 6.8% and 6.1% for the U.S. retail business and Canadian retail business, respectively, based upon historical redemption patterns, which represents the cumulative estimated amount of gift card breakage from the inception of the electronic gift card program in late 2002. Based upon historical redemption trends, the Company recognizes estimated gift card breakage as a component of net revenue in proportion to actual gift card redemptions, over the period that remaining gift card values are redeemed. Any future revisions to the estimated breakage rate may result in changes in the amount of breakage income recognized in future periods. In fiscal 2020, fiscal 2019 and fiscal 2018, the Company recognized $1.3 million, $0.7 million and $0.7 million of gift card breakage to revenue, respectively. As of February 1, 2020 and February 2, 2019, the Company included $4.5 million and $5.4 million in accrued expenses related to its gift card liability, respectively.
Loyalty Programs
The Company has customer loyalty programs in North America, Europe and Asia which cover all of its brands. Under certain of the programs, primarily in the U.S. and Canada, customers accumulate points based on purchase activity. Once a loyalty program member achieves a certain point level, the member earns awards that may only be redeemed for merchandise. Unredeemed points generally expire after six months without additional purchase activity and unredeemed awards generally expire after two months. Where applicable, the Company allocates a portion of the transaction price from sales in its direct-to-consumer channel to its loyalty program by using historical redemption rates to estimate the value of future award redemptions. This amount is accrued in current liabilities and recorded as a reduction of net revenue in the period which the related revenue is recognized. During fiscal 2020, fiscal 2019 and fiscal 2018, activity related to the Company’s loyalty programs increased (decreased) net revenue by $(0.1) million,

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

$(1.7) million and $0.3 million, respectively. The aggregate dollar value of the loyalty program accruals included in accrued expenses was $5.8 million and $5.7 million as of February 1, 2020 and February 2, 2019, respectively. Future revisions to the estimated liability may result in changes to net revenue.
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
The typical license agreement requires that the licensee pay the Company the greater of a royalty based on a percentage of the licensee’s net sales of licensed products or a guaranteed annual minimum royalty that typically increases over the term of the license agreement. Generally, licensees are also required to make contributions to advertising funds, as a percentage of their sales, or may elect to increase their contribution to support specific brand-building initiatives. The Company recognizes revenue from sales-based royalty and advertising fund contributions when the related sales occur, which is consistent with the timing of when the performance obligation is satisfied. Prior to the adoption of the new revenue recognition standard, the Company recorded advertising contributions received from its licensees and the related advertising expenditures incurred by the Company on a net basis in its consolidated balance sheet. To the extent that the advertising contributions exceeded the Company’s advertising expenditures for its licensees, the excess contribution was treated as a deferred liability and was included in accrued expenses in the Company’s consolidated balance sheet. Under the new revenue recognition standard, which was adopted effective on February 4, 2018, advertising contributions and related advertising expenditures related to the Company’s licensing business are recorded on a gross basis in the Company’s consolidated statements of income (loss). The Company records royalty and advertising payments received on the Company’s purchases of licensed product as a reduction of the cost of the licensed product.
The Company’s trademark license agreements customarily provide for a multi-year initial term generally ranging from three to ten years, and may contain options to renew prior to expiration for an additional multi-year period. Several of the Company’s key license agreements provide for specified, fixed cash rights payments over and above our normal, ongoing royalty payments in consideration of the grant of the license rights. These payments are recognized ratably as revenue over the term of the license agreement and do not include a significant financing component. The unrecognized portion of upfront payments is included in deferred royalties in accrued expenses and other long-term liabilities depending on the short or long-term nature of the payments to be recognized. As of February 1, 2020, the Company had $6.7 million and $18.7 million of deferred royalties included in accrued expenses and other long-term liabilities, respectively. This compares to $6.4 million and $15.5 million of deferred royalties included in accrued expenses and other long-term liabilities, respectively, at February 2, 2019. In fiscal 2020, fiscal 2019 and fiscal 2018, the Company recognized $12.3 million, $13.0 million and $12.0 million in net royalties related to the amortization of the deferred royalties, respectively.
Contract balances related to the Company’s licensing distribution channel consist primarily of royalty receivables and liabilities related to deferred royalties. Refer to Note 3 for further information on royalty receivables. The Company does not have significant contract acquisition costs related to its licensing operations.
Refer to Note 18 for further information on disaggregation of revenue by segment and country.
Classification of Certain Costs and Expenses
The Company includes inbound freight charges, purchasing costs and related overhead, retail store occupancy costs, including lease costs and depreciation and amortization, and a portion of the Company’s distribution costs related to its direct-to-consumer business in cost of product sales. Distribution costs related primarily to the wholesale business are included in SG&A expenses and amounted to $58.2 million, $55.7 million and $34.2 million for fiscal 2020, fiscal 2019 and fiscal 2018, respectively. The Company also includes store selling, selling and merchandising, advertising, design and other corporate overhead costs as a component of SG&A expenses.
The Company classifies amounts billed to customers for shipping fees as revenues and classifies costs related to shipping as cost of product sales in the accompanying consolidated statements of income (loss).

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Advertising and Marketing Costs
The Company expenses the cost of advertising as incurred. Advertising and marketing expenses charged to operations for fiscal 2020, fiscal 2019 and fiscal 2018 were $56.5 million, $56.8 million and $36.3 million, respectively. Refer to “Intellectual Property Transferred Over Time” section of this Note as disclosed above for detail regarding the impact from the adoption of the new revenue recognition standard on advertising and marketing expense.
Share-Based Compensation
The Company recognizes compensation expense for all share-based awards granted based on the grant date fair value. The fair value of each stock option is estimated on the grant date using the Black-Scholes option-pricing model and involves several assumptions, including the risk-free interest rate, expected volatility, dividend yield and expected life. The risk-free interest rate is based on the U.S. Treasury yield curve in effect for the expected term of the option at the time of grant. The expected stock price volatility is determined based on an average of both historical volatility and implied volatility. Implied volatility is derived from exchange traded options on the Company’s common stock. The expected dividend yield is based on the Company’s history and expectations of dividend payouts. The expected life is determined based on historical trends. Compensation expense for nonvested stock options and stock awards/units that are not subject to performance-based vesting conditions is recognized on a straight-line basis over the vesting period. The Company has elected to account for forfeitures as they occur.
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
Certain restricted stock units vest immediately but are considered contingently returnable as a result of certain service conditions. Compensation expense for these restricted stock units are recognized on a straight-line basis over the implied service period.
Foreign Currency
Foreign Currency Translation Adjustment
The local selling currency is typically the functional currency for all of the Company’s significant international operations. In accordance with authoritative guidance, assets and liabilities of the Company’s foreign operations are translated from foreign currencies into U.S. dollars at period-end rates, while income and expenses are translated at the weighted average exchange rates for the period. The related translation adjustments are reflected as a foreign currency translation adjustment in accumulated other comprehensive income (loss) within stockholders’ equity. In addition, the Company records foreign currency translation adjustments related to its noncontrolling interests within stockholders’ equity. Periodically, the Company may also use foreign exchange currency contracts to hedge the translation and economic exposures related to its net investments in certain of its international subsidiaries (see below). Changes in the fair values of these foreign exchange currency contracts, designated as net investment hedges, are recorded in foreign currency translation adjustment as a component of accumulated other comprehensive income (loss) within stockholders’ equity. The total foreign currency translation adjustment decreased stockholders’ equity (including amounts attributable to nonredeemable noncontrolling interests) by $17.1 million, from an accumulated foreign currency translation loss of $124.0 million as of February 2, 2019 to an accumulated foreign currency translation loss of $141.1 million as of February 1, 2020.

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Foreign Currency Transaction Gains and Losses
Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency, including gains and losses on foreign exchange currency contracts (see below), are included in the consolidated statements of income (loss). Net foreign currency transaction gains (losses) included in the determination of net earnings (loss) were $4.7 million, $(9.6) million and $(5.9) million for fiscal 2020, fiscal 2019 and fiscal 2018, respectively.
Derivatives
Foreign Exchange Currency Contracts
The Company operates in foreign countries, which exposes it to market risk associated with foreign currency exchange rate fluctuations. Various transactions that occur primarily in Europe, Canada, South Korea, China, Hong Kong, and Mexico are denominated in U.S. dollars, British pounds and Russian roubles and thus are exposed to earnings risk as a result of exchange rate fluctuations when converted to their functional currencies. These types of transactions include U.S. dollar-denominated purchases of merchandise and U.S. dollar- and British pound-denominated intercompany liabilities. In addition, certain operating expenses, tax liabilities and pension-related liabilities are denominated in Swiss francs and are exposed to earnings risk as a result of exchange rate fluctuations when converted to the functional currency. Further, there are certain real estate leases which are denominated in a currency other than the functional currency of the respective entity that entered into the agreement (primarily Swiss francs, Russian roubles and Polish zloty). As a result, the Company may be exposed to volatility related to unrealized gains or losses on the translation of present value of future lease payment obligations when translated at the exchange rate as of a reporting period-end. The Company has entered into certain forward exchange currency contracts to hedge the risk of a portion of these anticipated foreign currency transactions against foreign currency rate fluctuations. The Company has elected to apply the hedge accounting rules in accordance with authoritative guidance for certain of these hedges. The Company does not hedge all transactions denominated in foreign currency. The Company may also hedge the translation and economic exposures related to its net investments in certain of its international subsidiaries.
Changes in the fair value of the U.S. dollar forward contracts for anticipated U.S. dollar merchandise purchases designated as cash flow hedges are recorded as a component of accumulated other comprehensive income (loss) within stockholders’ equity and are recognized in cost of product sales in the period which approximates the time the hedged merchandise inventory is sold. Changes in the fair value of any U.S. dollar forward contracts for U.S. dollar intercompany royalties designated as cash flow hedges are recorded as a component of accumulated other comprehensive income (loss) within stockholders’ equity and are recognized in other income (expense) in the period in which the royalty expense is incurred. Changes in the fair value of any U.S. dollar forward contracts designated as net investment hedges are recorded in foreign currency translation adjustment as a component of accumulated other comprehensive income (loss) within stockholders’ equity and are not recognized in earnings (loss) until the sale or liquidation of the hedged net investment.
The Company also has forward exchange currency contracts that are not designated as hedging instruments for accounting purposes. Changes in fair value of forward exchange currency contracts not designated as hedging instruments are reported in net earnings (loss) as part of other income (expense).
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

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
The Company expects to settle the principal amount of its outstanding convertible senior notes in cash and any excess in shares. As a result, upon conversion of the convertible senior notes, only the amounts in excess of the principal amount are considered in diluted earnings per share under the treasury stock method, if applicable. Refer to Note 10 for further information on the Company’s convertible senior notes.
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

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Comprehensive Income (Loss)
Comprehensive income (loss) consists of net earnings (loss), foreign currency translation adjustments, the effective portion of the change in the fair value of cash flow hedges and defined benefit plan impact from actuarial valuation gains or losses and related amortization, plan amendment, prior service credit or cost amortization and curtailment. Comprehensive income (loss) is presented in the consolidated statements of comprehensive income (loss).
Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents consist of cash on hand and marketable securities with original maturities of three months or less. The Company’s restricted cash is generally held as collateral for certain transactions.
Investment Securities
Investments in equity securities with a readily determinable fair value, not accounted for under the equity-method or consolidation accounting, are recorded at fair value with unrealized gains and losses included in other income (expense) in the Company’s consolidated statements of income (loss). The Company also has an investment in a private equity fund. The Company uses net asset value per share as a practical expedient to measure the fair value of this investment.
Investments in equity securities are accounted for under the equity-method if the Company is able to exercise significant influence, but not control, over the investee. Equity method investments are included in other assets in the Company’s consolidated balance sheets and the Company’s proportionate share of earnings (loss) are recorded in other income (expense) in the Company’s consolidated statements of income (loss). The Company will periodically evaluate its equity-method investments for impairment and record such amounts in other (income) expense in the period that the carrying value of the investment before our share of earnings (loss) is determined to not be recoverable. During fiscal 2019, the Company invested $8.3 million in a privately-held apparel company headquartered in France and holds a 30% minority interest which is accounted for using the equity-method. The Company recognized its proportionate share of net losses of $6.2 million in other expense in its consolidated statements of income (loss) during fiscal 2020.
Currently, the Company does not have any debt security investments.
Concentrations of Credit, Sourcing and Liquidity Risk
Cash used primarily for working capital purposes is maintained with various major financial institutions. The Company performs evaluations of the relative credit standing of these financial institutions in order to limit the amount of asset and liquidity exposure with any institution. Excess cash and cash equivalents, which represent the majority of the Company’s outstanding cash and cash equivalents balance, are held primarily in overnight deposit and short-term time deposit accounts.
The Company is also exposed to concentrations of credit risk through its accounts receivable balances. The Company extends credit to wholesale customers based upon an evaluation of the customer’s financial condition and credit history and generally requires no collateral but does obtain credit insurance when considered appropriate. The Company’s two largest wholesale customers accounted for a total of approximately 2.7%, 2.4% and 2.2% of the Company’s consolidated net revenue in fiscal 2020, fiscal 2019 and fiscal 2018, respectively.
The majority of the Company’s finished goods are sourced from partners and suppliers located in over 30 countries outside the U.S. In fiscal 2020, over half of these products were sourced from our partners and suppliers based in China. The Company’s two largest suppliers, which were the Company’s licensee partners, accounted for approximately 25%, 21% and 20% of the Company’s purchases of finished goods in fiscal 2020, fiscal 2019 and fiscal 2018, respectively.
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

Leasehold improvements are capitalized at cost and amortized over the lesser of the estimated useful life of the asset or the term of the lease. Construction in progress is not depreciated until the related asset is completed and placed in service.
Leases
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
Leases with an initial contractual term in excess of 12 months are accounted for as either an operating or finance lease based on certain criteria. Under the new lease standard effective as of the first quarter of fiscal 2020, leases the Company previously referred to as “capital leases” are now referred to as “finance leases.” In connection with the adoption of the new lease standard, the Company elected to apply the group of practical expedients which allows the Company to carry forward its identification of existing contracts that are or contain leases, its historical lease classification and its initial direct costs for existing leases. The Company has also elected to recognize leases with an initial term of 12 months or less on a straight-line basis without recognizing a right-of-use (“ROU”) asset or operating lease liability.
The Company’s lease agreements primarily provide for lease payments based on a minimum annual rental amount, a percentage of annual sales volume, periodic adjustments related to inflation or a combination of such lease payments. Some of the lease agreements require the Company to make periodic payments for insurance, property taxes, sales promotion, common area maintenance and certain utility charges. The Company has elected the practical expedient to not separate non-lease components from lease components in the measurement of liabilities for its directly-operated real estate leases. Certain of our leases may also include lease incentives such as free rent periods or construction allowances. Lease liabilities are recognized at the present value of the fixed lease payments, reduced by landlord incentives, using the Company’s incremental borrowing rate (“IBR”). Due to our centralized treasury function, the Company uses a portfolio approach to discount our lease obligations. The IBR for each lease is based primarily on borrowing rates available to the Company, which incorporates publicly-available information for other companies within the same industry and with similar credit profiles. The rate is then adjusted for the impact from collateralization, the lease term, foreign currency (if applicable) and other specific terms included in the Company’s lease arrangements.
Lease ROU assets are recognized based on the initial present value of the fixed lease payments, reduced by landlord incentives, plus any direct costs from executing the leases which includes initial investments in the form of key money to secure prime store locations. Variable lease payments are expensed as incurred and do not factor into the measurement of the applicable lease liability or lease ROU asset. Lease ROU assets are amortized over the life of the lease and tested for impairment in the same manner as long-lived assets used in operations as described in more detail below.
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
Long-Lived Assets
Long-lived assets, such as property and equipment and operating lease ROU assets are reviewed for impairment quarterly or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The majority of the Company’s long-lived assets relate to its retail operations which consist primarily of regular retail and flagship locations. The Company considers each individual regular retail location as an asset group for impairment testing, which is the lowest level at which individual cash flows can be identified. The asset group includes leasehold improvements, furniture, fixtures and equipment, computer hardware and software, operating lease ROU assets including lease acquisition costs, and certain long-term security deposits, and excludes operating lease liabilities. The Company reviews regular retail locations in penetrated markets for impairment risk once the locations have been opened for at least one year in their current condition, or sooner as changes in circumstances require. The Company believes that waiting at least one year allows a location to reach a maturity level where a more comprehensive analysis of financial performance can be performed. The Company evaluates impairment risk for regular retail locations in new markets, where the Company is in the early stages of establishing its presence, once brand awareness has been established. The Company also evaluates impairment risk for retail locations that are expected to be closed in the foreseeable future. The Company has flagship locations which are used as a regional marketing tool to build brand awareness and promote the Company’s current product. Impairment for these locations is tested at a reporting unit level similar to goodwill since they do not have separately identifiable cash flows.
An asset is considered to be impaired if the Company determines that the carrying value may not be recoverable based upon its assessment of the asset’s ability to continue to generate earnings from operations and positive cash flow in future periods or if significant changes in the Company’s strategic business objectives and utilization of the assets occurred. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows adjusted for lease payments, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the estimated fair value. The Company uses market participant rents to calculate fair value of ROU assets and discounted future cash flows of the asset group to quantify fair value for other long-lived assets. These nonrecurring fair value measurements are considered Level 3 inputs as defined above. The impairment loss calculations require management to apply judgment in estimating future cash flows and the discount rates that reflect the risk inherent in future cash flows. Future expected cash flows for assets in regular retail locations are based on management’s estimates of future cash flows, which include sales and gross margin growth rate assumptions, over the remaining lease period or expected life, if shorter. For expected location closures, the Company will evaluate whether it is necessary to shorten the useful life for any of the assets within the respective asset group. The Company will use this revised useful life when estimating the asset group’s future cash flows. The Company considers historical trends, expected future business trends and other factors when estimating the future cash flow for each regular retail location. The Company also considers factors such as: the local environment for each regular retail location, including mall traffic and competition; the Company’s ability to successfully implement strategic initiatives; and the ability to control variable costs such as cost of sales and payroll and, in some cases, renegotiate lease costs. If actual results are not consistent with the assumptions and judgments used in estimating future cash flows and asset fair values, there may be additional exposure to future impairment losses that could be material to the Company’s results of operations.
See Note 5 for further details on asset impairment charges related to property and equipment. See Note 9 for further details on asset impairment charges related to ROU assets.
Goodwill
Goodwill is tested annually for impairment or more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

fair value. This determination is made at the reporting unit level which may be either an operating segment or one level below an operating segment if discrete financial information is available. Two or more reporting units within an operating segment may be aggregated for impairment testing if they have similar economic characteristics. The Company has identified its Americas Retail segment, its Americas Wholesale segment, its European wholesale and European retail components of its Europe segment and its China retail component of its Asia segment as reporting units for goodwill impairment testing. In accordance with authoritative guidance, the Company may first assess qualitative factors relevant in determining whether it is more likely than not that the fair values of its reporting units are less than their carrying amounts. Based on this analysis, the Company may determine whether it is necessary to perform a quantitative impairment test. If it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the amount of any impairment loss to be recognized for that reporting unit is determined using two steps. First, the Company determines the fair value of the reporting unit using a discounted cash flow analysis, which requires unobservable inputs (Level 3) within the fair value hierarchy as defined in Note 21. These inputs include selection of an appropriate discount rate and the amount and timing of expected future cash flows. Second, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized. During the fourth quarter of fiscal 2020, the Company adopted a new accounting standard which simplifies the two-step quantitative test for goodwill impairment. Under the new guidance, if the carrying amount of a reporting unit exceeds its fair value determined under step one of the quantitative test, an impairment loss is recognized based on the difference between a reporting unit’s fair value and its carrying value. The new guidance also does not require a qualitative test to be performed on reporting units with zero or negative carrying amounts.
See Note 6 for further details on asset impairment charges related to goodwill.
Other Assets
Other assets mainly relate to the Company’s investments in insurance policies held in rabbi trusts to fund expected obligations arising under its non-qualified supplemental executive retirement and deferred compensation plans. Refer to Notes 13 and 16 for further information regarding these investments. In addition, other assets also relate to long-term security deposits and receivables related to refundable value-added tax payments mainly from European taxing authorities.
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
The Company’s pension obligations and related costs are calculated using actuarial concepts, within the authoritative guidance framework, and are considered Level 3 inputs as defined in Note 21. The Company uses the corridor approach to amortize unrecognized actuarial gains or losses over the average remaining service life of active participants. The life expectancy, estimated retirement age, discount rate, estimated future compensation and expected return on plan assets are important elements of expense and/or liability measurement. These critical assumptions are evaluated annually which enables expected future payments for benefits to be stated at present value on the measurement date. If actual results are not consistent with actuarial assumptions, the amounts recognized for the defined benefit plans could change significantly.
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

Convertible Senior Notes
In April 2019, the Company issued $300 million principal amount of 2.00% convertible senior notes due 2024 (the “Notes”) in a private offering.
Under GAAP, certain convertible debt instruments that may be settled in cash on conversion are required to be separately accounted for as liability and equity components of the instrument in a manner that reflects the issuer’s non-convertible debt borrowing rate. Accordingly, in accounting for the issuance of the Notes, the Company separated the Notes into liability and equity components. The liability component was recorded at fair value, which was derived from a valuation technique used to calculate the fair value of a similar liability without an associated convertible feature. The carrying amount of the equity component, which is recognized as a debt discount, represents the difference between the proceeds from the issuance of the Notes and the fair value of the liability component of the Notes. The excess of the principal amount of the liability component over its carrying amount (“debt discount”) will be amortized to interest expense using an effective interest rate over the term of the Notes. The equity component is not remeasured as long as it continues to meet the conditions for equity classification.
In accounting for the debt issuance costs related to the issuance of the Notes, the Company allocated the total amount incurred to the liability and equity components based on their relative values. Debt issuance costs attributable to the liability component were recorded as a contra-liability and are presented net against the convertible senior notes balance on the Company’s consolidated balance sheets. These costs are amortized to interest expense using the effective interest method over the term of the Notes. See Note 10 for further details.
Sale of Australian Stores
During fiscal 2020, the Company entered into a definitive agreement to sell its Australian retail locations to the Company’s wholesale distributor in the region for approximately AUD$7.1 million (US$4.9 million), subject to certain adjustments, and recognized a loss on the sale of approximately AUD$1.2 million (US$0.8 million). As per the terms of the agreement, the wholesale distributor entered into a promissory note with the Company to make periodic payments on the sale through August 2021. As of February 1, 2020, the Company included AUD$1.8 million (US$1.2 million) and AUD$3.3 million (US$2.2 million) in accounts receivable, net and other assets, respectively, in its consolidated balance sheet based on the timing of the remaining payments.
Sale of Korean Underwear Business
During fiscal 2020, the Company sold its directly operated underwear business in South Korea to a local licensee partner for approximately KRW$3.03 billion (US$2.6 million), and recognized a gain on the sale of approximately KRW$130.0 million (US$0.1 million).
(2) New Accounting Guidance
Changes in Accounting Policies
In February 2016, the FASB issued a comprehensive new lease standard which superseded previous lease guidance. The standard requires a lessee to recognize an asset related to the right to use the underlying asset and a liability that approximates the present value of the lease payments over the term of contracts that qualify as leases under the new guidance. The standard also requires expanded disclosures surrounding leases. The Company adopted this guidance as of February 3, 2019 using the modified retrospective approach and recorded a cumulative adjustment to increase retained earnings by approximately $0.3 million, net of taxes, with no restatement of prior periods. In addition, the Company elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allows the Company to carry forward historical lease classification. As of the adoption date, the Company recorded operating lease ROU assets and operating lease liabilities of approximately $1.0 billion. The standard did not materially impact the Company’s consolidated statements of income or cash flows. Refer to Note 9 for the Company’s expanded disclosures on leases.
In August 2017, the FASB issued authoritative guidance to better align the results of hedge accounting with an entity’s risk management activities. This guidance eliminated the requirement to separately measure and report ineffectiveness for instruments that qualify for hedge accounting and generally requires that the entire change in the fair value of such instruments ultimately be presented in the same line as the respective hedge item. As a result, there

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

is no interest component recognized for the ineffective portion of instruments that qualify for hedge accounting, but rather all changes in the fair value of such instruments are included in other comprehensive income (loss). The guidance also reduced the overall complexity of the hedge accounting model, including broadening the scope of risks eligible to qualify for hedge accounting, easing documentation and effectiveness assessment requirements, modifying the treatment of components excluded from the assessment of hedge effectiveness and updating disclosure requirements. In October 2018, the FASB clarified the new hedge accounting guidance by allowing the Secured Overnight Financing Rate (“SOFR”) to be eligible as a U.S. benchmark interest rate for purposes of applying hedge accounting. The Company adopted this guidance as of February 3, 2019. The adoption of this guidance resulted in a decrease in retained earnings and a decrease in accumulated other comprehensive loss of approximately $2.0 million. Approximately $1.5 million of this gain was recognized in cost of product sales during fiscal 2020, on a pre-tax basis.
In January 2017, the FASB issued authoritative guidance to simplify the testing for goodwill impairment by removing step two from the goodwill testing. Under prior guidance, if the fair value of a reporting unit was lower than its carrying amount (step one), an entity would have calculated an impairment charge by comparing the implied fair value of goodwill with its carrying amount (step two). The implied fair value of goodwill was calculated by deducting the fair value of the assets and liabilities of the respective reporting unit from the reporting unit’s fair value as determined under step one. This guidance instead provides that an impairment charge should be recognized based on the difference between a reporting unit’s fair value and its carrying value. This guidance also does not require a qualitative test to be performed on reporting units with zero or negative carrying amounts. However, entities need to disclose any reporting units with zero or negative carrying amounts that have goodwill and the amount of goodwill allocated to each. The Company early adopted this guidance during the fourth quarter of fiscal 2020. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements or related disclosures.
Recently Issued Accounting Guidance
In June 2016, the FASB issued authoritative guidance related to the measurement of credit losses on financial instruments. This guidance replaces the current “as incurred” loss model with an “expected loss” model which requires the recognition of an allowance for credit losses expected to be incurred over an asset’s lifetime. The measurement of expected credit losses is based on relevant information about past events, current conditions and reasonable and supportable forecasts impacting the collectibility of the reported amounts. This guidance is effective for fiscal years beginning after December 15, 2019, which will be the Company’s first quarter of fiscal 2021. The standard will require entities to record a cumulative-effect adjustment to the balance sheet as of the beginning of the first reporting period in which the guidance is effective. The Company does not expect that the adoption of this guidance will have a material impact on the Company’s consolidated financial statements other than requiring enhanced disclosures.
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
In August 2018, the FASB issued authoritative guidance to align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The guidance provides criteria for determining which implementation costs to capitalize as an asset related to the service contract and which costs to expense. The capitalized implementation costs are required to be expensed over the term of the hosting arrangement. The guidance also clarifies the presentation requirements for reporting such costs in the entity’s financial statements. This guidance is effective for fiscal years beginning after December 15, 2019, which will be the Company’s first quarter of fiscal 2021, with early adoption

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

permitted. The Company plans to adopt this guidance on a prospective basis and does not expect the adoption of this guidance to have a material impact on the Company’s consolidated financial statements other than requiring a different classification of certain implementation costs within the Company’s consolidated financial statements as well as enhanced disclosures.
In December 2019, the FASB issued authoritative guidance that simplifies the accounting for income taxes by eliminating certain exceptions to general principles related to intraperiod tax allocations, ownership changes in foreign investments and calculating income taxes in an interim period when year-to-date losses exceed total anticipated losses. The new guidance also simplifies the accounting for income taxes related to franchise taxes that are partially based on income, the step up in the tax basis of goodwill, allocation of current and deferred tax expense for certain legal entities and enacted changes in tax laws or rates during interim periods, among other improvements. This guidance is effective for fiscal years beginning after December 15, 2020, which will be the Company’s first quarter of fiscal 2022, with early adoption permitted. The Company is currently evaluating the impact of the adoption of this standard on its consolidated financial statements and related disclosures.
In March 2020, the FASB issued authoritative guidance to provide temporary optional expedients and exceptions related to contract modifications and hedge accounting to ease the financial reporting burdens of the expected market transition from LIBOR and other interbank offered rates to alternative reference rates, such as SOFR. This guidance may be adopted as of March 12, 2020 through December 31, 2022. This temporary relief cannot be applied to contract modifications after December 31, 2022. The Company is currently evaluating its election options and the impact on its consolidated financial statements and related disclosures.
(3) Accounts Receivable
Accounts receivable is summarized as follows (in thousands):

	Feb 1, 2020	Feb 2, 2019
Trade	$309,508	$314,651
Royalty	12,775	5,992
Other	13,429	9,892
	335,712	330,535
Less allowances	8,431	8,540
	$327,281	$321,995

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
(4) Inventories
Inventories consist of the following (in thousands):

	Feb 1, 2020	Feb 2, 2019
Raw materials	$399	$881
Work in progress	52	162
Finished goods	392,678	467,854
	$393,129	$468,897

The above balances include an allowance to write down inventories to the lower of cost or net realizable value of $24.5 million and $30.9 million as of February 1, 2020 and February 2, 2019, respectively.

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(5) Property and Equipment
Property and equipment is summarized as follows (in thousands):

	Feb 1, 2020	Feb 2, 2019
Land, buildings and improvements	$51,416	$52,039
Leasehold improvements	388,733	387,802
Furniture, fixtures and equipment	428,121	410,518
Construction in progress	9,510	18,844
Assets under finance leases	21,599	19,069
	899,379	888,272
Less accumulated depreciation and amortization	611,267	572,714
	$288,112	$315,558

During fiscal 2020 and 2019, the Company entered into finance leases related primarily to computer hardware and software. The accumulated depreciation and amortization related to assets under finance leases was approximately $5.6 million and $3.1 million as of February 1, 2020 and February 2, 2019, respectively, and was included in depreciation expense when recognized. See Note 8 for more information regarding the related finance lease obligations.
Construction in progress represents the costs associated with the construction in progress of leasehold improvements to be used in the Company’s operations, primarily for new and remodeled stores in retail operations.
Impairment
The Company recorded asset impairment charges related to property and equipment of $7.5 million, $6.9 million and $8.5 million for fiscal 2020, fiscal 2019 and fiscal 2018, respectively. The asset impairment charges related primarily to the impairment of certain retail locations in Asia and, to a lesser extent, Europe and North America resulting from under-performance and expected store closures during each of the respective periods.
Impairments to property and equipment are summarized as follows (in thousands):

	Feb 1, 2020	Feb 2, 2019
Aggregate carrying value of property and equipment impaired	$8,456	$7,111
Less property and equipment impairment charges	7,546	6,939
Aggregate remaining fair value of property and equipment impaired	$910	$172

The Company’s impairment evaluations included testing of 314 retail locations and 163 retail locations during fiscal 2020 and fiscal 2019, respectively, which were deemed to have impairment indicators. The Company concluded that 101 retail locations and 35 retail locations, respectively, were determined to be impaired, as the carrying amounts of the fixed assets exceeded their estimated fair values (determined based on discounted cash flows) at each of the respective dates. Refer to Note 1 for a description of other assumptions that management considers in estimating the future discounted cash flows. If actual results are not consistent with the assumptions and judgments used in estimating future cash flows and asset fair values, there may be additional exposure to future impairment losses that could be material to the Company’s results of operations.

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(6) Goodwill
Goodwill activity is summarized by business segment as follows (in thousands):

	Americas Retail	Americas Wholesale	Europe	Asia	Total
Goodwill balance at February 3, 2018	$1,765	$9,972	$25,125	$1,619	$38,481
Adjustments:
Acquisition	—	—	857	—	857
Translation adjustments	(34)	(6)	(2,120)	(106)	(2,266)
Goodwill balance at February 2, 2019	1,731	9,966	23,862	1,513	37,072
Adjustments:
Impairment	—	—	—	(1,474)	(1,474)
Translation adjustments	(6)	(1)	(775)	(39)	(821)
Goodwill balance at February 1, 2020	$1,725	$9,965	$23,087	$—	$34,777

Based on the results of the Company’s goodwill impairment testing, the Company recorded an asset impairment charge of $1.5 million to fully write off goodwill associated with its China retail reporting unit during fiscal 2020. The Company had $1.5 million accumulated impairment related to goodwill as of February 1, 2020. The Company had no accumulated impairment related to goodwill as of February 2, 2019.
From time-to-time, the Company may acquire certain retail locations from its wholesale partners which may result in the recognition of goodwill or other intangible assets. During fiscal 2019, the Company recognized goodwill of approximately $0.9 million related to the acquisition of 10 retail locations from one of its European wholesale partners.
(7) Accrued Expenses
Accrued expenses are summarized as follows (in thousands):

	Feb 1, 2020	Feb 2, 2019
Accrued compensation and benefits	$65,821	$64,543
Allowance for sales returns	33,178	33,217
Sales and use taxes, property taxes and other indirect taxes	32,185	32,777
Professional and legal fees	12,920	57,401
Allowance for markdowns	12,562	12,121
Deferred royalties and other revenue	8,008	8,260
Income taxes	6,842	4,362
Loyalty programs	5,783	5,728
Accrued rent	4,648	9,000
Gift cards	4,469	5,376
Construction costs	3,862	5,408
Accrued interest	2,449	349
Advertising	1,497	1,503
Other	9,872	12,347
	$204,096	$252,392

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(8) Borrowings and Finance Lease Obligations
Borrowings and finance lease obligations are summarized as follows (in thousands):

	Feb 1, 2020	Feb 2, 2019
Mortgage debt, maturing monthly through January 2026	$19,132	$19,738
Finance lease obligations	16,535	16,702
Borrowings under credit facilities	3,957	—
Other	2,636	2,887
	42,260	39,327
Less current installments	9,490	4,315
Long-term debt and finance lease obligations	$32,770	$35,012

Mortgage Debt
On February 16, 2016, the Company entered into a ten-year $21.5 million real estate secured loan (the “Mortgage Debt”). The Mortgage Debt is secured by the Company’s U.S. distribution center based in Louisville, Kentucky and provides for monthly principal and interest payments based on a 25-year amortization schedule, with the remaining principal balance and any accrued and unpaid interest due at maturity. Outstanding principal balances under the Mortgage Debt bear interest at the one-month LIBOR rate plus 1.5%. As of February 1, 2020, outstanding borrowings under the Mortgage Debt, net of debt issuance costs of $0.1 million, were $19.1 million. At February 2, 2019, outstanding borrowings under the Mortgage Debt, net of debt issuance costs of $0.1 million, were $19.7 million.
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
On February 16, 2016, the Company also entered into a separate interest rate swap agreement, designated as a cash flow hedge, that resulted in a swap fixed rate of approximately 3.06%. This interest rate swap agreement matures in January 2026 and converts the nature of the Mortgage Debt from LIBOR floating-rate debt to fixed-rate debt. The fair value of the interest rate swap asset (liability) was approximately $(0.3) million and $1.0 million as of February 1, 2020 and February 2, 2019, respectively.
Finance Lease Obligations
During fiscal 2020, fiscal 2019 and fiscal 2018, the Company entered into finance leases of approximately $3.1 million, $1.2 million and $1.5 million, respectively, related primarily to computer hardware and software. As of February 1, 2020 and February 2, 2019, these finance obligations totaled $4.0 million and $2.0 million, respectively.
During fiscal 2018, the Company began the relocation of its European distribution center to the Netherlands. As a result, the Company entered into a finance lease of $17.0 million for equipment used in the new facility. The finance lease primarily provides for monthly minimum lease payments through May 2027 with an effective interest rate of approximately 6%. As of February 1, 2020 and February 2, 2019, the finance lease obligation was $12.6 million and $14.7 million, respectively.
Credit Facilities
On June 23, 2015, the Company entered into a five-year senior secured asset-based revolving credit facility with Bank of America, N.A. and the other lenders party thereto, and on April 22, 2019, the credit facility was amended to permit, among other things, the offering and sale of convertible senior notes and certain transactions related thereto (as amended, the “Credit Facility”). See Note 10 for more information regarding the Company’s convertible senior

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

notes. The Credit Facility provides for a borrowing capacity in an amount up to $150 million, including a Canadian sub-facility up to $50 million, subject to a borrowing base. Based on applicable accounts receivable and inventory as of February 1, 2020, the Company could have borrowed up to $113 million under the Credit Facility. The Credit Facility has an option to expand the borrowing capacity by up to $150 million subject to certain terms and conditions, including the willingness of existing or new lenders to assume such increased amount. The Credit Facility is available for direct borrowings and the issuance of letters of credit, subject to certain letters of credit sublimits, and may be used for working capital and other general corporate purposes.
All obligations under the Credit Facility are unconditionally guaranteed by the Company and the Company’s existing and future domestic and Canadian subsidiaries, subject to certain exceptions, and are secured by a first priority lien on substantially all of the assets of the Company and such domestic and Canadian subsidiaries, as applicable.
Direct borrowings under the Credit Facility made by the Company and its domestic subsidiaries shall bear interest at the U.S. base rate plus an applicable margin (varying from 0.25% to 0.75%) or at LIBOR plus an applicable margin (varying from 1.25% to 1.75%). The U.S. base rate is based on the greater of (i) the U.S. prime rate, (ii) the federal funds rate, plus 0.5%, and (iii) LIBOR for a 30-day interest period, plus 1.0%. Direct borrowings under the Credit Facility made by the Company’s Canadian subsidiaries shall bear interest at the Canadian prime rate plus an applicable margin (varying from 0.25% to 0.75%) or at the Canadian BA rate plus an applicable margin (varying from 1.25% to 1.75%). The Canadian prime rate is based on the greater of (i) the Canadian prime rate, (ii) the Bank of Canada overnight rate, plus 0.5%, and (iii) the Canadian BA rate for a one-month interest period, plus 1.0%. The applicable margins are calculated quarterly and vary based on the average daily availability of the aggregate borrowing base. The Company is also obligated to pay certain commitment, letter of credit and other fees customary for a credit facility of this size and type. As of February 1, 2020, the Company had $2.3 million in outstanding standby letters of credit, no outstanding documentary letters of credit and no outstanding borrowings under the Credit Facility.
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
The Company, through its European subsidiaries, maintains short-term committed and uncommitted borrowing agreements, primarily for working capital purposes, with various banks in Europe. Some of these agreements include certain equity-based financial covenants. As of February 1, 2020, the Company could have borrowed up to $139 million under these agreements. As of February 1, 2020, the Company had no outstanding borrowings or outstanding documentary letters of credit under these agreements. The agreements are denominated primarily in euros and provide for annual interest rates ranging from 0.5% to 4.5%.
The Company, through its China subsidiary, maintains a short-term uncommitted bank borrowing agreement, primarily for working capital purposes. The multicurrency borrowing agreement provides for borrowing up to $20 million. As of February 1, 2020, the Company had $4.0 million in outstanding borrowings under this agreement.
Subsequent to year end, as a precautionary measure to ensure financial flexibility and maintain maximum liquidity in response to the COVID-19 pandemic, the Company drew down approximately $212 million under certain of its credit facilities in the U.S., Canada and Europe. Refer to Note 24 for further information.

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Other
From time-to-time, the Company will obtain other financing in foreign countries for working capital to finance its local operations.
Maturities of the Company’s debt and finance lease obligations as of February 1, 2020 are as follows (in thousands):

	Debt	Finance Lease	Total
Fiscal 2021	$7,228	$2,273	$9,501
Fiscal 2022	659	2,754	3,413
Fiscal 2023	682	2,533	3,215
Fiscal 2024	705	2,532	3,237
Fiscal 2025	727	1,912	2,639
Thereafter	15,790	4,531	20,321
Total principal payments	25,791	16,535	42,326
Less unamortized debt issuance costs	66	—	66
Total debt and finance lease obligations	$25,725	$16,535	$42,260

(9) Lease Accounting
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
The Company’s lease agreements primarily provide for lease payments based on a minimum annual rental amount, a percentage of annual sales volume, periodic adjustments related to inflation or a combination of such lease payments. Certain retail store leases provide for rents based upon the minimum annual rental amount and a percentage of annual sales volume, generally ranging from 3% to 24%, when specific sales volumes are exceeded. The Company’s retail concession leases also provide for rents primarily based upon a percentage of annual sales volume which average approximately 35% of annual sales volume. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.
In addition to the amounts as disclosed below, the Company has estimated additional operating lease commitments of approximately $11.9 million for leases where the Company has not yet taken possession of the underlying asset as of February 1, 2020. As such, the related operating lease ROU assets and operating lease liabilities have not been recognized in the Company’s consolidated balance sheet as of February 1, 2020.
As of February 1, 2020, the components of leases and lease costs are as follows (in thousands):

		Feb 1, 2020
Assets	Balance Sheet Location
Operating	Operating right-of-use assets	$851,990
Finance	Property and equipment, net	15,972
Total lease assets		$867,962

Liabilities	Balance Sheet Location
Current:
Operating	Current portion of operating lease liabilities	$192,066
Finance	Current portion of borrowings and finance lease obligations	2,273
Noncurrent:
Operating	Long-term operating lease liabilities	714,079
Finance	Long-term debt and finance lease obligations	14,262
Total lease liabilities		$922,680

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

		Year Ended Feb 1, 2020
	Income Statement Location
Operating lease costs[1]	Cost of product sales	$244,222
Operating lease costs[1]	Selling, general and administrative expenses	24,565
Finance lease costs
Amortization of leased assets[2]	Cost of product sales	2,793
Amortization of leased assets[2]	Selling, general and administrative expenses	4,197
Interest on lease liabilities	Interest expense	1,035
Variable lease costs[1]	Cost of product sales	93,534
Variable lease costs[1]	Selling, general and administrative expenses	2,227
Short-term lease costs[1]	Cost of product sales	344
Short-term lease costs[1]	Selling, general and administrative expenses	3,543
Total lease costs		$376,460
______________________________________________________________________

[1]
Rental expense for all property and equipment operating leases during fiscal 2019 and fiscal 2018 aggregated to $292.1 million and $272.3 million, respectively, including percentage rent of $67.2 million and $61.2 million, respectively. During fiscal 2019 and fiscal 2018, the Company also recognized insurance, taxes, sales promotion, common area maintenance and certain utility charges that were paid to the landlord totaling $72.3 million and $75.6 million, respectively, related to its operating leases.

[2]
Amortization of leased assets related to finance leases are included in depreciation expense within cost of product sales or selling, general and administrative expenses depending on the nature of the asset in the Company’s consolidated statements of income (loss).

Maturities of the Company’s operating and finance lease liabilities as of February 1, 2020 are as follows (in thousands):

	Operating Leases
	Non-Related Parties	Related Parties	Finance Leases	Total
Maturity of Lease Liabilities:
2021	$218,109	$2,255	$3,349	$223,713
2022	197,857	257	3,653	201,767
2023	165,367	—	3,249	168,616
2024	137,637	—	3,092	140,729
2025	95,058	—	2,311	97,369
After 2025	186,781	—	4,922	191,703
Total lease payments	1,000,809	2,512	20,576	1,023,897
Less: Interest	97,132	44	4,041	101,217
Present value of lease liabilities	$903,677	$2,468	$16,535	$922,680

Other supplemental information as of February 1, 2020 is as follows (dollars in thousands):

Feb 1, 2020
Lease Term and Discount Rate:
Weighted-average remaining lease term (years)
Operating leases	5.9 years
Finance leases	6.4 years
Weighted-average discount rate
Operating leases	3.5%
Finance leases	7.1%

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Year Ended Feb 1, 2020
Supplemental Cash Flow Information:
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$250,972
New operating ROU assets obtained in exchange for lease liabilities	127,232

Impairment
During fiscal 2020, the Company recorded asset impairment charges of $1.0 million related primarily to ROU assets at certain retail locations in North America. The asset impairment charges were determined based on the excess of the carrying value over the fair value of the ROU assets. The Company uses market participant rents to calculate fair value of ROU assets. Refer to Note 1 for more information on the Company’s impairment testing.
(10) Convertible Senior Notes and Related Transactions
2.00% Convertible Senior Notes due 2024
In April 2019, the Company issued $300 million principal amount of 2.00% convertible senior notes due 2024 in a private offering. In connection with the issuance of the Notes, the Company entered into an indenture (the “Indenture”) with respect to the Notes with U.S. Bank N.A., as trustee (the “Trustee”). The Notes are senior unsecured obligations of the Company and bear interest at an annual rate of 2.00% payable semi-annually in arrears on April 15 and October 15 of each year, beginning on October 15, 2019. The Notes will mature on April 15, 2024, unless earlier repurchased or converted in accordance with their terms.
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
Under GAAP, certain convertible debt instruments that may be settled in cash on conversion are required to be separately accounted for as liability and equity components of the instrument in a manner that reflects the issuer’s non-convertible debt borrowing rate. Accordingly, in accounting for the issuance of the Notes, the Company separated the Notes into liability and equity components. The liability component was recorded at fair value, which was derived from a valuation technique used to calculate the fair value of a similar liability without an associated convertible feature. The carrying amount of the equity component, which is recognized as a debt discount, represents the difference between the proceeds from the issuance of the Notes and the fair value of the liability component of the Notes. The excess of the principal amount of the liability component over its carrying amount (“debt discount”) will be amortized to interest expense using an effective interest rate of 6.8% over the term of the Notes. The equity component is not remeasured as long as it continues to meet the conditions for equity classification. During the fiscal year ended February 1, 2020, the Company recorded $7.6 million of interest expense related to the amortization of the debt discount.

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Debt issuance costs related to the Notes were comprised of discounts and commissions payable to the initial purchasers of $3.8 million and third-party offering costs of approximately $1.5 million.
In accounting for the debt issuance costs related to the issuance of the Notes, the Company allocated the total amount incurred to the liability and equity components based on their relative values. Debt issuance costs attributable to the liability component were recorded as a contra-liability and are presented net against the convertible senior notes balance on the Company’s consolidated balance sheets. These costs are amortized to interest expense using the effective interest method over the term of the Notes. During the fiscal year ended February 1, 2020, the Company recorded $0.7 million related to the amortization of debt issuance costs. Debt issuance costs attributable to the equity component are netted with the equity component in stockholders’ equity.
The Notes consist of the following components as of February 1, 2020 (in thousands):

Liability component:
Principal	$300,000
Unamortized debt discount	(49,017)
Unamortized issuance costs	(3,620)
Net carrying amount	$247,363

Equity component, net[1]	$42,320
______________________________________________________________________

[1]	Included in paid-in capital within stockholders’ equity on the consolidated balance sheets and is net of debt issuance costs and deferred taxes.
As of February 1, 2020, the fair value of the Notes was approximately $272.0 million. The fair value of the Notes is determined based on inputs that are observable in the market and have been classified as Level 2 in the fair value hierarchy.
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
As of February 1, 2020, the Company had a net deferred tax liability of $11.2 million in connection with the debt discount associated with the Notes and a deferred tax asset of $12.3 million in connection with the convertible note hedge transactions. The net deferred tax impact was included in deferred tax assets on the Company’s consolidated balance sheet.
(11) Stockholders’ Equity
Dividends
The following table sets forth the cash dividend declared per share for the years ended February 1, 2020,

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

February 2, 2019 and February 3, 2018:

	Year Ended	Year Ended	Year Ended
	Feb 1, 2020	Feb 2, 2019	Feb 3, 2018
Cash dividend declared per share	$0.5625	$0.9000	$0.9000

During the first quarter of fiscal 2020, the Company announced that its Board of Directors reduced the future quarterly cash dividends that may be paid to holders of the Company’s common stock, when, as and if any such dividend is declared by the Company’s Board of Directors, from $0.225 per share to $0.1125 per share to redeploy capital and return incremental value to shareholders through share repurchases. On March 18, 2020, the Company announced that, in light of uncertainty surrounding the COVID-19 pandemic, it had decided to postpone its decision related to the potential declaration of a quarterly cash dividend for the first quarter of fiscal 2021.
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
Accumulated Other Comprehensive Income (Loss)
The changes in accumulated other comprehensive income (loss), net of related income taxes, for fiscal 2020, fiscal 2019 and fiscal 2018 are as follows (in thousands):

	Foreign Currency Translation Adjustment	Derivative Financial Instruments Designated as Cash Flow Hedges	Defined Benefit Plans	Total
Balance at January 28, 2017	$(158,227)	$5,400	$(8,562)	$(161,389)
Gains (losses) arising during the period	91,178	(20,408)	(1,999)	68,771
Reclassification to net loss for losses realized	—	414	352	766
Net other comprehensive income (loss)	91,178	(19,994)	(1,647)	69,537
Cumulative adjustment reclassified to retained earnings from adoption of new accounting guidance [1]	—	225	(1,435)	(1,210)
Balance at February 3, 2018	$(67,049)	$(14,369)	$(11,644)	$(93,062)
Gains (losses) arising during the period	(52,497)	10,962	1,516	(40,019)
Reclassification to net earnings for losses realized	—	6,406	496	6,902
Net other comprehensive income (loss)	(52,497)	17,368	2,012	(33,117)
Balance at February 2, 2019	$(119,546)	$2,999	$(9,632)	$(126,179)
Gains (losses) arising during the period	(17,743)	8,316	342	(9,085)
Reclassification to net earnings for (gains) losses realized	—	(6,996)	369	(6,627)
Net other comprehensive income (loss)	(17,743)	1,320	711	(15,712)
Cumulative adjustment reclassified from retained earnings due to adoption of new accounting guidance [2]	—	1,981	—	1,981
Balance at February 1, 2020	$(137,289)	$6,300	$(8,921)	$(139,910)
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

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

[2]
During the first quarter of fiscal 2020, the Company adopted new authoritative guidance which eliminated the requirement to separately measure and report ineffectiveness for instruments that qualify for hedge accounting and generally requires that the entire change in the fair value of such instruments ultimately be presented in the same line as the respective hedge item. As a result, there is no interest component recognized for the ineffective portion of instruments that qualify for hedge accounting, but rather all changes in the fair value of such instruments are included in other comprehensive income (loss) during the year ended February 1, 2020. Upon adoption of this guidance, the Company reclassified approximately $2.0 million in gains from retained earnings to accumulated other comprehensive loss related to the previously recorded interest component on outstanding instruments that qualified for hedge accounting.

Details on reclassifications out of accumulated other comprehensive income (loss) to net earnings (loss) during fiscal 2020, fiscal 2019 and fiscal 2018 are as follows (in thousands):

				Location of (Gain) Loss Reclassified from Accumulated OCI into Earnings (Loss)
	Year Ended Feb 1, 2020	Year Ended Feb 2, 2019	Year Ended Feb 3, 2018
Derivative financial instruments designated as cash flow hedges:
Foreign exchange currency contracts	$(7,776)	$7,020	$(14)	Cost of product sales
Foreign exchange currency contracts	—	201	583	Other income (expense)
Interest rate swap	(128)	(103)	87	Interest expense
Less income tax effect	908	(712)	(242)	Income tax expense
	(6,996)	6,406	414
Defined benefit plans:
Net actuarial loss amortization	446	600	462	Other income (expense)[1]
Prior service credit amortization	(39)	(28)	(27)	Other income (expense)[1]
Less income tax effect	(38)	(76)	(83)	Income tax expense
	369	496	352
Total reclassifications to net earnings (loss) for (gains) losses realized during the period	$(6,627)	$6,902	$766

______________________________________________________________________

[1]
During fiscal 2019, in accordance with the adoption of the guidance related to the presentation of net periodic pension costs, reclassification of these items are now included in other income (expense).

(12) Income Taxes
Changes in Tax Law
During calendar 2019, Switzerland implemented tax reform (“Swiss tax reform”) that is effective as of January 1, 2020. The Swiss tax reform eliminates certain preferential tax treatments and includes transitional relief measures which provides for future tax deductions. During the fourth quarter of fiscal 2020, the Company recognized a one-time income tax benefit of approximately $8.1 million related primarily to the recognition of a deferred tax asset associated with the estimated value of a tax basis step-up of the Company’s Switzerland subsidiary’s assets.
In December 2017, the 2017 Tax Cuts and Jobs Act in the U.S. (referred to herein as the “Tax Reform”) was enacted into law. The Tax Reform includes significant changes to the U.S. corporate income tax system, including a reduction in the U.S. federal corporate income tax rate from 35% to 21% and a one-time mandatory transition tax on accumulated foreign earnings. Any income tax payable related to the transition tax is due over an eight-year period beginning in calendar 2018.
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

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Securities and Exchange Commission (“SEC”) issued authoritative guidance which addresses accounting for the impact of the Tax Reform. This guidance provides a measurement period, which should not extend beyond one year from the enactment date, during which the Company may finalize the accounting for the impacts of the Tax Reform, and allows for the Company to record provisional estimates of such amounts. As a result, during the fourth quarter of fiscal 2018, the Company recorded estimated additional income tax expense of $47.9 million. This was comprised of a provisional charge of $24.9 million for the re-measurement of U.S. deferred tax assets and a provisional charge of $23.0 million for the estimated effects of the transitional tax on the deemed repatriation of foreign earnings. During the third quarter of fiscal 2019, the Company completed the preparation of its U.S. federal tax return for fiscal 2018 and concluded, based on the additional information that had become available, that no transition tax was due with respect to the Tax Reform. As a result, during the third quarter of fiscal 2019, the Company reversed a portion of provisional amounts initially recorded during the three months ended February 3, 2018 and recorded a benefit of $19.6 million. During the fourth quarter of fiscal 2019, the Company concluded, based on additional regulatory guidance issued during the quarter, related to the Tax Reform, that the Company would owe transition taxes if proposed legislation that clarifies existing tax regulation with respect to the dividends received deduction calculation is passed into law. As a result, during the fourth quarter of fiscal 2019, the Company recorded additional charges due to the Tax Reform of $25.8 million. During fiscal 2020, the Company revised its tax liability estimation and related accrual to $19.9 million (net of related offsets in other tax jurisdiction). The balance related to this transition tax included in other long-term liabilities was $19.9 million and $25.8 million as of February 1, 2020 and February 2, 2019, respectively.
The Company has historically considered the undistributed earnings of its foreign subsidiaries to be indefinitely reinvested. As a result of the Tax Reform, the Company had a substantial amount of previously taxed earnings that could be distributed to the U.S. without additional U.S. taxation. The Company continues to evaluate its plans for reinvestment or repatriation of unremitted foreign earnings and regularly reviews its cash positions and determination of permanent reinvestment of foreign earnings. If the Company determines that all or a portion of such foreign earnings are no longer indefinitely reinvested, it may be subject to additional foreign withholding taxes and U.S. state income taxes, beyond the Tax Reform’s one-time transition tax. The Company intends to indefinitely reinvest the remaining earnings from the Company’s foreign subsidiaries for which a deferred tax liability has not already been recorded.
The Company is subject to a tax on global intangible low-taxed income (“GILTI”).  GILTI is a tax on foreign income in excess of a deemed return on tangible assets of foreign corporations. Companies subject to GILTI have the option to account for the tax as a period cost if and when incurred, or factor such amounts into the measurement of deferred taxes. The Company has elected to account for GILTI as a period cost. For the years ended February 1, 2020 and February 2, 2019, the Company had no net tax provision related to GILTI tax.
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
Tax Settlement
In connection with an income tax audit in Italy, the Italian tax authority indicated that it believed that certain dividend distributions made in fiscal 2015 and fiscal 2016 from the Company’s Italian subsidiaries to their European parent holding company should be subject to certain withholding taxes in Italy. While the Company disagreed with the position of the Italian tax authority and was prepared to vigorously defend itself in this matter, the Company continued to work with the Italian tax authority in an attempt to resolve the dispute through standard tax resolution processes. In December 2019, to avoid a potentially long and costly litigation process, the Company reached an agreement with the Italian tax authority to settle the matter for €9.9 million ($11.1 million) (including interest), to be paid in 16 equal quarterly installments starting in December 2019. As a result of the agreement, the Company recorded a charge to income tax expense of €7.0 million ($7.8 million) (net of related offsets in other tax jurisdictions) during the fourth quarter of fiscal 2020. As of February 1, 2020, the Company had recorded €1.8 million ($2.0 million)

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

and €7.5 million ($8.3 million) in accrued expenses and other long-term liabilities, respectively, in the accompanying consolidated balance sheets.
Income Tax Expense
Income tax expense (benefit) is summarized as follows (in thousands):

	Year Ended	Year Ended	Year Ended
	Feb 1, 2020	Feb 2, 2019	Feb 3, 2018
Federal:
Current	$9,270	$16,495	$34,181
Deferred	2,263	4,543	21,595
State:
Current	1,622	1,408	1,903
Deferred	1,699	1,532	217
Foreign:
Current	17,166	3,385	7,333
Deferred	(9,507)	2,179	8,943
Total	$22,513	$29,542	$74,172

Actual income tax expense differs from expected income tax expense obtained by applying the statutory federal income tax rate to earnings before income taxes as follows:

	Year Ended	Year Ended	Year Ended
	Feb 1, 2020	Feb 2, 2019	Feb 3, 2018
Computed “expected” tax rate	21.0%	21.0%	33.7%
State taxes, net of federal benefit	3.0%	1.1%	2.4%
Non-U.S. tax expense higher (lower) than federal statutory tax rate[1]	0.0%	24.2%	(10.5%)
Tax Reform - repatriation tax adjustment[2,3]	—%	(41.8%)	32.8%
Tax Reform - deferred tax adjustment	—%	—%	35.4%
Swiss tax reform[4]	(6.5%)	—%	—%
Valuation reserve	(0.2%)	0.5%	12.9%
Unrecognized tax liabilities (benefits)[3]	(6.2%)	51.3%	0.8%
Share-based compensation	0.9%	0.2%	1.5%
Net tax settlements	9.1%	—%	—%
Prior year tax adjustments	(1.8%)	0.3%	0.7%
Non-deductible permanent differences	0.6%	16.5%	(4.1%)
Foreign derived intangible income	(3.4%)	(10.2%)	—%
Other	1.7%	0.1%	—%
Effective tax rate	18.2%	63.2%	105.6%
______________________________________________________________________

[1]
The jurisdictional location of pre-tax income (loss) may represent a significant component of the Company’s effective tax rate as earnings (loss) in foreign jurisdictions are taxed at rates that are different from the U.S. statutory income tax rate. Furthermore, the impact of changes in the jurisdictional location of pre-tax income (loss) on the Company’s effective tax rate will be greater at lower levels of consolidated pre-tax income (loss). These amounts exclude the impact of net changes in valuation allowances, audit and other adjustments related to the Company’s non-U.S. operations, as they are reported separately in the appropriate corresponding line items in the table above.

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

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

[3]
During the fourth quarter of fiscal 2019, the Company concluded based on additional regulatory guidance issued during the quarter related to the Tax Reform, that the Company would owe transition taxes if proposed legislation that clarifies existing tax regulation with respect to the dividends received deduction calculation is passed into law. As a result, during the three months ended February 2, 2019, the Company recorded additional charges due to the Tax Reform of $25.8 million as an uncertain tax position. In fiscal 2020, the Company revised its tax liability estimation and related accrual to $19.9 million.

[4]
During fiscal 2020, the Company recognized additional tax benefits resulting from the enactment of the Swiss tax reform. The additional tax benefits related primarily to the recognition of a deferred tax asset associated with the estimated value of a tax basis step-up of the Company’s Switzerland subsidiary’s assets.

Total income tax expense (benefit) is allocated as follows (in thousands):

	Year Ended	Year Ended	Year Ended
	Feb 1, 2020	Feb 2, 2019	Feb 3, 2018
Operations	$22,513	29,542	$74,172
Stockholders’ equity[1]	(1,142)	3,006	(3,173)
Total income tax expense	$21,371	$32,548	$70,999

______________________________________________________________________

[1]
In April 2019, the Company issued $300 million principal amount of 2.00% convertible senior notes due 2024 (the “Notes”) in a private offering. Paid-in capital includes $1.3 million in net deferred tax assets in connection with the related convertible note hedge transactions and debt discount associated with the Notes. Refer to Note 10 for more information on the convertible senior notes and related transactions.

The tax effects of the components of other comprehensive income (loss) are allocated as follows (in thousands):

	Year Ended	Year Ended	Year Ended
	Feb 1, 2020	Feb 2, 2019	Feb 3, 2018
Derivative financial instruments designated as cash flow hedges	$80	$2,402	$(2,738)
Defined benefit plans	68	604	(435)
Total income tax expense (benefit)[1]	$148	$3,006	$(3,173)
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

Total earnings before income tax expense and noncontrolling interests are comprised of the following (in thousands):

	Year Ended	Year Ended	Year Ended
	Feb 1, 2020	Feb 2, 2019	Feb 3, 2018
Domestic operations	$91,008	$97,885	$39,112
Foreign operations	32,734	(51,177)	31,159
Earnings before income tax expense and noncontrolling interests	$123,742	$46,708	$70,271

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Deferred Taxes
The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities as of February 1, 2020 and February 2, 2019 are presented below (in thousands):

	Feb 1, 2020	Feb 2, 2019
Deferred tax assets:
Operating lease liabilities	$187,981	$—
Net operating losses	24,156	23,212
Defined benefit plans	12,539	12,883
Convertible senior notes hedge transactions	12,284	—
Deferred compensation	9,282	9,823
Goodwill amortization	7,301	—
Deferred income	5,568	4,373
Inventory valuation	3,378	1,339
Lease incentives	3,272	1,337
Account receivable reserve	2,043	2,009
Accrued bonus	1,993	2,208
Sales return and other reserves	1,981	1,933
Uniform capitalization	890	1,419
Rent expense	—	7,114
Excess of book over tax depreciation/amortization	—	6,638
Other	14,296	18,883
Total deferred tax assets	286,964	93,171
Deferred tax liabilities:
Operating right-of-use assets	(175,370)	—
Convertible senior notes debt discount	(11,167)	—
Goodwill amortization	—	(2,267)
Other	(6,112)	(870)
Valuation allowance	(30,760)	(32,810)
Net deferred tax assets	$63,555	$57,224

Based on the historical earnings of the Company and projections of future taxable earnings in certain jurisdictions, management believes it is more likely than not that the results of operations will not generate sufficient taxable earnings to realize certain net deferred tax assets. Therefore, the Company has recorded a valuation allowance of $30.8 million, which is a decrease of $2.1 million from the prior year.
As of February 1, 2020, certain of the Company’s operations had net operating loss carryforwards of $166.6 million, including state/provincial net operating loss carryforwards. These are comprised of $17.6 million of operating loss carryforwards that have an unlimited carryforward life, $80.2 million of foreign operating loss carryforwards that expire between fiscal 2021 and fiscal 2040 and $68.8 million of state/provincial operating loss carryforwards that expire between fiscal 2023 and fiscal 2040. Based on the historical earnings of these operations, management believes that it is more likely than not that some of the operations will not generate sufficient earnings to utilize all of the net operating loss. As of February 1, 2020 and February 2, 2019, the Company had a valuation allowance of $21.8 million and $22.9 million, respectively, related to its net operating loss carryforwards.
Unrecognized Tax Benefit
The Company and its subsidiaries are subject to U.S. federal and foreign income tax as well as income tax of multiple state and foreign local jurisdictions. From time-to-time, the Company is subject to routine income and other tax audits on various tax matters around the world in the ordinary course of business.
Although the Company has substantially concluded all U.S. federal, foreign, state and foreign local income tax matters for years through fiscal 2012, as of February 1, 2020, several income tax audits were underway in multiple jurisdictions for various periods after fiscal 2012. These audits could conclude with an assessment of additional tax

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

liability for the Company. These assessments could arise as the result of timing or permanent differences and could be material to the Company’s net income or future cash flows. In the event the Company disagrees with an assessment from a taxing authority, the Company may elect to appeal, litigate, pursue settlement or take other actions. The Company accrues an amount for its estimate of additional income tax liability which the Company, more likely than not, will incur as a result of the ultimate resolution of income tax audits (“uncertain tax positions”). The Company reviews and updates the estimates used in the accrual for uncertain tax positions, as appropriate, as more definitive information or interpretations become available from taxing authorities, upon completion of tax audits, upon receipt of assessments, upon expiration of statutes of limitation, or upon occurrence of other events.
A reconciliation of the beginning and ending amount of gross unrecognized tax benefit (excluding interest and penalties) is as follows (in thousands):

	Year Ended	Year Ended	Year Ended
	Feb 1, 2020	Feb 2, 2019	Feb 3, 2018
Beginning balance	$38,751	$16,771	$12,983
Additions:
Tax positions related to the prior year	3,074	25,822	3,129
Tax positions related to the current year	264	267	222
Reductions:
Tax positions related to the prior year	(12,658)	(2,934)	(355)
Tax positions related to the current year	—	(449)	(303)
Expiration of statutes of limitations	—	—	(206)
Foreign currency translation	(248)	(726)	1,301
Ending balance	$29,183	$38,751	$16,771

The amount of unrecognized tax benefit as of February 1, 2020 includes $28.7 million (net of federal benefit on state issues) which, if ultimately recognized, may reduce our future annual effective tax rate. As of February 1, 2020 and February 2, 2019, the Company had $34.0 million and $41.4 million, respectively, of aggregate accruals for uncertain tax positions, including penalties and interest.
The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company included interest and penalties related to uncertain tax positions of $2.2 million, $0.5 million and $0.5 million in income tax expense for fiscal 2020, fiscal 2019 and fiscal 2018, respectively. Total interest and penalties related to uncertain tax positions was $4.8 million and $2.6 million for the years ended February 1, 2020 and February 2, 2019, respectively.
(13) Defined Benefit Plans
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
The Company’s pension obligations and related costs are calculated using actuarial concepts, within the authoritative guidance framework, and are considered Level 3 inputs as defined in Note 21. The Company uses the corridor approach to amortize unrecognized actuarial gains or losses over the average remaining service life of active participants. The life expectancy, estimated retirement age, discount rate, estimated future compensation and expected return on plan assets are important elements of expense and/or liability measurement. These critical assumptions are evaluated annually which enables expected future payments for benefits to be stated at present value on the measurement date. If actual results are not consistent with actuarial assumptions, the amounts recognized for the defined benefit plans could change significantly.

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
As a non-qualified pension plan, no dedicated funding of the SERP is required; however, the Company has made periodic payments into insurance policies held in a rabbi trust to fund the expected obligations arising under the non-qualified SERP. The amount of any future payments into the insurance policies, if any, may vary depending on investment performance of the trust. The cash surrender values of the insurance policies were $67.7 million and $61.7 million as of February 1, 2020 and February 2, 2019, respectively, and were included in other assets in the Company’s consolidated balance sheets. As a result of changes in the value of the insurance policy investments, the Company recorded unrealized gains (losses) of $7.6 million, $(1.1) million and $7.7 million in other income and expense during fiscal 2020, fiscal 2019 and fiscal 2018, respectively.
The Company assumed a discount rate of approximately 2.5% and 3.8% for the years ended February 1, 2020 and February 2, 2019, respectively, as part of the actuarial valuation performed to calculate the projected benefit obligation, based on the timing of cash flows expected to be made in the future to the participants, applied to high quality yield curves. The Company also considers recent updates to the mortality tables and mortality improvement scale published by the Society of Actuaries in developing its best estimate of the expected mortality rates for its plan participants.
As of February 1, 2020, accumulated other comprehensive income (loss) included minimal actuarial losses that are expected to be amortized and recognized as a component of net periodic defined benefit pension cost in fiscal 2021. Aggregate benefits projected to be paid in the next five fiscal years are approximately $1.7 million in fiscal 2021, $1.9 million in fiscal 2022, $1.9 million in fiscal 2023, $1.9 million in fiscal 2024 and $1.8 million in fiscal 2025. Aggregate benefits projected to be paid in the five fiscal years following fiscal 2025 amount to $18.2 million.
Foreign Pension Plans
In certain foreign jurisdictions, primarily in Switzerland, the Company is required to guarantee the returns on Company sponsored defined contribution plans in accordance with local regulations. These plans are typically government-mandated defined contribution plans that provide employees with a minimum investment return, and as such, are treated under pension accounting in accordance with authoritative guidance. The minimum investment return for our Swiss pension plan was 1.00% during calendar 2019 and calendar 2018. Under the Swiss pension plan, both the Company and certain of its employees with annual earnings in excess of government determined amounts are required to make contributions into a fund managed by an independent investment fiduciary. The Company’s contributions must be made in an amount at least equal to the employee’s contribution. Minimum employee contributions are based on the respective employee’s age, salary and gender.
As of February 1, 2020 and February 2, 2019, actuarial assumptions used by the Company to calculate the projected benefit obligation and the fair value of the plans assets related to its Swiss pension plan included discount rates of (0.15)% and 0.70%, respectively, and expected returns on plan assets of 0.50% and 1.20%, respectively.
As of February 1, 2020, accumulated other comprehensive income (loss) included actuarial losses of $0.3 million that are expected to be amortized and recognized as a component of net periodic defined benefit pension cost in fiscal 2021.

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The components of net periodic defined benefit pension cost to accumulated comprehensive income (loss) for fiscal 2020, fiscal 2019 and fiscal 2018 related to the Company’s defined benefit plans are as follows (in thousands):

	Year Ended February 1, 2020
	SERP	Foreign Pension Plans	Total
Service cost	$—	$3,211	$3,211
Interest cost	1,924	270	2,194
Expected return on plan assets	—	(310)	(310)
Net amortization of unrecognized prior service credit	—	(39)	(39)
Net amortization of actuarial losses	62	384	446
Net periodic defined benefit pension cost	$1,986	$3,516	$5,502

Unrecognized prior service credit charged to comprehensive income (loss)	$—	$(39)	$(39)
Unrecognized net actuarial loss charged to comprehensive income (loss)	62	384	446
Net actuarial gains (losses)	449	(43)	406
Foreign currency and other adjustments	—	(34)	(34)
Related tax impact	(118)	50	(68)
Total periodic defined benefit pension cost and other charges to other comprehensive income (loss) and accumulated other comprehensive income (loss)	$393	$318	$711

	Year Ended February 2, 2019
	SERP	Foreign Pension Plans	Total
Service cost	$—	$3,039	$3,039
Interest cost	1,887	225	2,112
Expected return on plan assets	—	(303)	(303)
Net amortization of unrecognized prior service credit	—	(28)	(28)
Net amortization of actuarial losses	187	413	600
Net periodic defined benefit pension cost	$2,074	$3,346	$5,420

Unrecognized prior service credit charged to comprehensive income (loss)	$—	$(28)	$(28)
Unrecognized net actuarial loss charged to comprehensive income (loss)	187	413	600
Net actuarial gains (losses)	2,787	(1,054)	1,733
Foreign currency and other adjustments	—	311	311
Related tax impact	(686)	82	(604)
Total periodic defined benefit pension cost and other charges to other comprehensive income (loss) and accumulated other comprehensive income (loss)	$2,288	$(276)	$2,012

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year Ended February 3, 2018
	SERP	Foreign Pension Plans	Total
Service cost	$—	$2,500	$2,500
Interest cost	1,844	147	1,991
Expected return on plan assets	—	(244)	(244)
Net amortization of unrecognized prior service credit	—	(27)	(27)
Net amortization of actuarial losses	151	311	462
Net periodic defined benefit pension cost	$1,995	$2,687	$4,682

Unrecognized prior service credit charged to comprehensive income (loss)	$—	$(27)	$(27)
Unrecognized net actuarial loss charged to comprehensive income (loss)	151	311	462
Net actuarial losses	(1,092)	(1,156)	(2,248)
Foreign currency and other adjustments	—	(269)	(269)
Related tax impact	360	75	435
Total periodic defined benefit pension cost and other charges to other comprehensive income (loss) and accumulated other comprehensive income (loss)	(581)	(1,066)	(1,647)
Cumulative adjustment reclassified to retained earnings from adoption of new accounting guidance [1]	(1,435)	—	(1,435)
Total periodic defined benefit pension cost and other charges to accumulated other comprehensive income (loss)	$(2,016)	$(1,066)	$(3,082)

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

Included in accumulated other comprehensive income (loss), before tax, as of February 1, 2020 and February 2, 2019 are the following amounts that have not yet been recognized in net periodic defined benefit pension cost (in thousands):

	Feb 1, 2020			Feb 2, 2019
	SERP	Foreign Pension Plans	Total	SERP	Foreign Pension Plans	Total
Unrecognized prior service credit	$—	$(227)	$(227)	$—	$(159)	$(159)
Unrecognized net actuarial loss	5,969	5,093	11,062	6,480	5,293	11,773
Total included in accumulated other comprehensive loss	$5,969	$4,866	$10,835	$6,480	$5,134	$11,614

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes the funded status of the Company’s defined benefit plans and the amounts recognized in the Company’s consolidated balance sheets (in thousands):

	Feb 1, 2020			Feb 2, 2019
	SERP	Foreign Pension Plans	Total	SERP	Foreign Pension Plans	Total
Projected benefit obligation	$(51,939)	$(34,779)	$(86,718)	$(52,162)	$(31,105)	$(83,267)
Plan assets at fair value [1]	—	28,893	28,893	—	25,358	25,358
Net liability [2]	$(51,939)	$(5,886)	$(57,825)	$(52,162)	$(5,747)	$(57,909)

______________________________________________________________________

[1]
The SERP is a non-qualified pension plan and hence the insurance policies are not considered to be plan assets. Accordingly, the table above does not include the insurance policies with cash surrender values of $67.7 million and $61.7 million as of February 1, 2020 and February 2, 2019, respectively.

[2]	The net liability was included in accrued expenses and other long-term liabilities in the Company’s consolidated balance sheets depending on the expected timing of payments.
A reconciliation of the changes in the projected benefit obligation for fiscal 2020 and fiscal 2019 is as follows (in thousands):

	Projected Benefit Obligation
	SERP	Foreign Pension Plans	Total
Balance at February 3, 2018	$54,760	$26,409	$81,169
Service cost	—	3,039	3,039
Interest cost	1,887	225	2,112
Actuarial (gains) losses	(2,787)	1,054	(1,733)
Contributions by plan participants	—	2,310	2,310
Payments	(1,698)	(1,824)	(3,522)
Acquisition	—	1,539	1,539
Foreign currency and other adjustments	—	(1,647)	(1,647)
Balance at February 2, 2019	$52,162	$31,105	$83,267
Service cost	—	3,211	3,211
Interest cost	1,924	270	2,194
Actuarial gains	(449)	(82)	(531)
Contributions by plan participants	—	2,920	2,920
Payments	(1,698)	(3,292)	(4,990)
Foreign currency and other adjustments	—	647	647
Balance at February 1, 2020	$51,939	$34,779	$86,718

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The SERP is a non-qualified pension plan and hence the insurance policies are not considered to be plan assets. Accordingly, the table below does not include the insurance policies with cash surrender values of $67.7 million and $61.7 million as of February 1, 2020 and February 2, 2019, respectively. A reconciliation of the changes in plan assets for the Company’s foreign pension plans for fiscal 2020 and fiscal 2019 is as follows (in thousands):

Plan Assets
Balance at February 3, 2018	$21,437
Actual return on plan assets	252
Contributions by employer	3,308
Contributions by plan participants	2,310
Payments	(1,824)
Acquisition	1,186
Foreign currency and other adjustments	(1,311)
Balance at February 2, 2019	$25,358
Actual return on plan assets	186
Contributions by employer	3,158
Contributions by plan participants	2,920
Payments	(3,292)
Foreign currency and other adjustments	563
Balance at February 1, 2020	$28,893

(14) Related Party Transactions
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
Leases
The Company leases warehouse and administrative facilities, including the Company’s corporate headquarters in Los Angeles, California, from partnerships affiliated with the Marciano Trusts and certain of their affiliates. There were four of these leases in effect as of February 1, 2020 with expiration dates in calendar years 2020 and 2021.
Aggregate lease costs recorded under these four related party leases for fiscal 2020, fiscal 2019 and fiscal 2018 were $5.1 million, $5.0 million and $4.9 million, respectively. The Company believes that the terms of the related party leases have not been significantly affected by the fact that the Company and the lessors are related. Refer to Note 9 for more information on lease commitments.
Aircraft Arrangements
The Company periodically charters aircraft owned by entities affiliated with the Marciano Trusts (the “Aircraft Entities”) through informal arrangements with the Aircraft Entities and independent third-party management companies contracted by the Aircraft Entities to manage its aircraft. The total fees paid under these arrangements for fiscal 2020, fiscal 2019 and fiscal 2018 were approximately $0.4 million, $1.0 million and $1.1 million, respectively.
(15) Commitments and Contingencies
Purchase Commitments
Inventory purchase commitments as of February 1, 2020 were $208.6 million. These purchase commitments can be impacted by various factors, including the scheduling of market weeks, the timing of issuing orders, the timing of the shipment of orders and currency fluctuations.
Incentive Bonuses
Certain officers and key employees of the Company are eligible to receive annual cash incentive bonuses based on the achievement of certain performance criteria. These bonuses are based on performance measures such as

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

earnings from operations of the Company or particular segments thereof, as well as other objective and subjective criteria as determined by the Compensation Committee of the Board of Directors.
Investment Commitments
As of February 1, 2020, the Company had an unfunded commitment to invest €3.6 million ($4.0 million) in a private equity fund. Refer to Note 21 for further information.
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
The Company has received customs tax assessment notices from the Italian Customs Agency (“ICA”) regarding its customs tax audit of one of the Company’s European subsidiaries for the period from July 2010 through December 2012. Such assessments totaled €9.8 million ($10.9 million), including potential penalties and interest. The Company strongly disagreed with the ICA’s positions and therefore filed appeals with the Milan First Degree Tax Court (“MFDTC”). Those appeals were split into a number of different cases that were then heard by different sections of the MFDTC. The MFDTC ruled in favor of the Company on all of these appeals. The ICA subsequently appealed €9.7 million ($10.8 million) of these favorable MFDTC judgments with the Appeals Court. To date, €8.5 million ($9.4 million) have been decided in favor of the Company and €1.2 million ($1.4 million) have been decided in favor of the ICA. The Company believes that the unfavorable Appeals Court ruling is incorrect and inconsistent with the prior rulings on similar matters by both the MFDTC and other judges within the Appeals Court, and plans to appeal the decision to the Supreme Court. The ICA has appealed most of the favorable Appeals Court rulings to the Supreme Court. To date, of the cases that have been appealed to the Supreme Court, €0.4 million ($0.5 million) have been decided in favor of the Company based on the merits of the case and €1.1 million ($1.3 million) have been remanded back to the lower court for further consideration. There can be no assurances the Company will be successful in the remaining appeals. It also continues to be possible that the Company will receive similar or even larger assessments for periods subsequent to December 2012 or other claims or charges related to the matter in the future. Although the Company believes that it has a strong position and will continue to vigorously defend this matter, it is unable to predict with certainty whether or not these efforts will ultimately be successful or whether the outcome will have a material impact on the Company’s financial position or results of operations.
Redeemable Noncontrolling Interests
The Company is party to a put arrangement with respect to the common securities that represent the remaining noncontrolling interest for its majority-owned subsidiary, Guess Brasil Comércio e Distribuição S.A. (“Guess Brazil”), which was established through a majority-owned joint venture during fiscal 2014. The put arrangement for Guess Brazil, representing 40% of the total outstanding equity interest of that subsidiary, may be exercised at the discretion of the noncontrolling interest holder by providing written notice to the Company every third anniversary beginning in March 2019, subject to certain time restrictions. The redemption value of the Guess Brazil put arrangement is based on a multiple of Guess Brazil’s earnings before interest, taxes, depreciation and amortization subject to certain adjustments and is classified as a redeemable noncontrolling interest outside of permanent equity in the Company’s consolidated balance sheet. The carrying value of the redeemable noncontrolling interest related to Guess Brazil was $1.2 million and $1.4 million as of February 1, 2020 and February 2, 2019, respectively.
The Company is also party to a put arrangement with respect to the common securities that represent the remaining noncontrolling interest for its majority-owned subsidiary, Guess? CIS, LLC (“Guess CIS”), which was established through a majority-owned joint venture during fiscal 2016. The put arrangement for Guess CIS, representing 30% of the total outstanding equity interest of that subsidiary, may be exercised at the discretion of the noncontrolling interest holder by providing written notice to the Company during the period beginning after the fifth anniversary of the agreement through December 31, 2025, or sooner in certain limited circumstances. The redemption

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

value of the Guess CIS put arrangement is based on a multiple of Guess CIS’s earnings before interest, taxes, depreciation and amortization subject to certain adjustments and is classified as a redeemable noncontrolling interest outside of permanent equity in the Company’s consolidated balance sheet. During fiscal 2018, the Company and the noncontrolling interest holder made additional capital contributions totaling $3.2 million, of which $2.2 million was paid by the Company and the remaining amount was paid by the noncontrolling interest holder to retain the same pro-rata interest in Guess CIS. The carrying value of the redeemable noncontrolling interest related to Guess CIS was $3.5 million as of each of the fiscal years ended February 1, 2020 and February 2, 2019.
A reconciliation of the total carrying amount of redeemable noncontrolling interests for fiscal 2020 and fiscal 2019 is as follows (in thousands):

	Year Ended	Year Ended
	Feb 1, 2020	Feb 2, 2019
Beginning balance	$4,853	$5,590
Foreign currency translation adjustment	(122)	(737)
Ending balance	$4,731	$4,853

(16) Savings Plans
The Company established the Guess?, Inc. Savings Plan (the “Savings Plan”) under Section 401(k) of the Internal Revenue Code. Under the Savings Plan, employees (“associates”) may contribute up to 100% of their compensation per year subject to the elective limits as defined by IRS guidelines and the Company may make matching contributions in amounts not to exceed 3.0% of the associates’ annual compensation. Investment selections consist of mutual funds and do not include any Company common stock. The Company’s contributions to the Savings Plan amounted to $1.4 million, $1.2 million and $1.1 million for fiscal 2020, fiscal 2019 and fiscal 2018, respectively.
Effective January 1, 2006, the Company adopted a Non-Qualified Deferred Compensation Plan (the “DCP”). Under the DCP, select employees who satisfy certain eligibility requirements and members of the Board of Directors may make annual irrevocable elections to defer a portion of their base compensation and/or bonuses. The deferred amounts and earnings thereon are payable to participants at specified future distribution dates, upon termination of employment, retirement, disability, death or change in control of the Company, in a lump sum or installments, pursuant to elections under the rules of the DCP. The participants to the DCP have an unsecured contractual commitment by the Company to pay the amounts due under the DCP. The deferred compensation liability as of February 1, 2020 and February 2, 2019 was $14.1 million and $14.4 million, respectively, and was included in accrued expenses and other long-term liabilities in the Company’s consolidated balance sheets depending on the expected timing of payments. The Company has purchased corporate-owned life insurance, which is held in a rabbi trust, to offset this liability. The assets held in the rabbi trust are not available for general corporate purposes except in the event of bankruptcy of the Company. As of February 1, 2020 and February 2, 2019, the long-term asset was $14.2 million and $14.3 million, respectively. All earnings and expenses of the rabbi trust are reported in the Company’s consolidated statements of income (loss) in other income (expense). For fiscal 2020, fiscal 2019 and fiscal 2018, the Company incurred unrealized gains (losses) of $1.5 million, $(0.4) million and $1.7 million, respectively, related to the change in the value of the insurance policy investments.

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(17) Quarterly Information (Unaudited)
The following is a summary of the unaudited quarterly financial information for fiscal 2020 and fiscal 2019 (in thousands, except per share data):

	Quarterly Periods Ended[1]
Year Ended February 1, 2020	May 4, 2019	Aug 3, 2019	Nov 2, 2019	Feb 1, 2020
Net revenue	$536,691	$683,220	$615,944	$842,254
Gross profit	181,949	265,666	229,499	338,594
Net earnings (loss)	(20,581)	26,176	13,585	82,049
Net earnings (loss) attributable to Guess?, Inc.	(21,374)	25,322	12,423	79,604
Net earnings (loss) per common share attributable to common stockholders[2,3,4,5,6]:
Basic	$(0.27)	$0.36	$0.19	$1.21
Diluted	$(0.27)	$0.35	$0.18	$1.18

	Quarterly Periods Ended[1]
Year Ended February 2, 2019	May 5, 2018	Aug 4, 2018	Nov 3, 2018	Feb 2, 2019
Net revenue	$521,289	$645,871	$605,407	$837,127
Gross profit	173,938	239,431	220,143	306,092
Net earnings (loss)	(20,987)	25,734	(12,816)	25,235
Net earnings (loss) attributable to Guess?, Inc.	(21,221)	25,530	(13,442)	23,232
Net earnings (loss) per common share attributable to common stockholders[2,4,5,6,7,8,9]:
Basic	$(0.27)	$0.32	$(0.17)	$0.29
Diluted	$(0.27)	$0.31	$(0.17)	$0.28
______________________________________________________________________

[1]	All fiscal quarters presented consisted of 13 weeks.

[2]
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

[3]
Per common share amounts for fiscal 2020 reflect the net impact of share repurchases, cash interest expense and amortization of debt discount and debt issuance costs related to the $300 million convertible senior notes issued during the first quarter of fiscal 2020. Refer to Note 23 and Note 10 for further information regarding share repurchases and the Company’s convertible senior notes.

[4]
On January 28, 2019, the Company announced the departure of its former Chief Executive Officer and the terms of his separation. As a result, the Company recorded $5.2 million in separation-related charges during the fourth quarter of fiscal 2019. These charges were comprised of $2.4 million in cash related severance payments and $2.8 million in non-cash stock-based compensation expenses representing the accelerated vesting of previously granted stock awards. The Company also recorded $0.4 million during the fourth quarter of fiscal 2020 mainly related to non-cash stock-based compensation expense resulting from changes in expected performance conditions of certain previously granted stock awards that were no longer subject to service vesting requirements after his departure.

[5]
The Company recorded certain professional service and legal costs and related (credits) costs of $0.3 million, $0.4 million, $(1.4) million and $(0.1) million during the first, second, third and fourth quarters of fiscal 2020, respectively. The Company recorded $3.8 million, $2.0 million, $0.1 million and $0.2 million of certain professional service and legal costs and related costs during the first, second, third and fourth quarters of fiscal 2019.

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

[6]
During each of the periods presented, the Company recognized asset impairment charges related primarily to impairment of certain retail locations resulting from under-performance and expected store closures. During the third quarter of fiscal 2020, asset impairment charges also included impairment charges related to certain operating right-of-use assets. During the fourth quarter of fiscal 2020, asset impairment charges also included impairment charges related to goodwill associated with the Company’s China retail reporting unit and impairment charges related to certain operating lease right-of-use assets. The Company recorded asset impairment charges of $1.8 million, $1.5 million, $1.8 million and $4.9 million, respectively, during the first, second, third and fourth quarters of fiscal 2020, respectively. The Company also recorded asset impairment charges of $0.7 million, $3.0 million, $1.3 million and $1.9 million, respectively, during the first, second, third and fourth quarters of fiscal 2019. Refer to Note 5, Note 6 and Note 9 for further information.

[7]
The Company recorded net gains on lease terminations of $0.2 million and $0.3 million during the first and fourth quarters of fiscal 2019, respectively. There were no net gains (losses) on lease terminations recognized during the second or third quarters of fiscal 2019. Refer to Note 1 for further information regarding net gains (losses) on lease terminations.

[8]
During the third quarter of fiscal 2019, the Company recognized a charge of €37.0 million ($42.4 million) related to a fine expected to be imposed on the Company by the European Commission related to alleged violations of European Union competition rules by the Company. In December of fiscal 2019, the European Commission published its findings and levied a total fine of €39.8 million ($45.6 million), which the Company paid in the first quarter of fiscal 2020. As a result, during the fourth quarter of fiscal 2019, the Company recorded additional charges of €2.8 million ($3.2 million).

[9]
During the third quarter of fiscal 2019, the Company revised the provisional amounts previously recorded related to deemed repatriation of foreign earnings under the Tax Reform, and recorded an income tax benefit of $19.6 million. During the fourth quarter of fiscal 2019, the Company concluded based on additional regulatory guidance issued during the quarter, related to the Tax Reform, that the Company would owe transition taxes if proposed legislation that clarifies existing tax regulation with respect to the dividends received deduction calculation is passed into law. As a result, during the three months ended February 2, 2019, the Company recorded additional charges due to the Tax Reform of $25.8 million. Refer to Note 12 for further detail.

(18) Segment Information
The Company’s reportable business segments and respective accounting policies of the segments are the same as those described in Note 1. Management evaluates segment performance based primarily on revenues and earnings (loss) from operations before corporate performance-based compensation costs, asset impairment charges, net gains (losses) from lease terminations, restructuring charges and certain non-recurring credits (charges), if any. Corporate overhead, asset impairment charges, net gains (losses) from lease terminations, interest income, interest expense and other income (expense) are evaluated on a consolidated basis and not allocated to the Company’s business segments. The Company does not evaluate performance or allocate resources based on segment asset data, and therefore total segment assets are not presented.

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Segment information is summarized as follows (in thousands):

	Year Ended	Year Ended	Year Ended
	Feb 1, 2020[1]	Feb 2, 2019[1]	Feb 3, 2018[1]
Net revenue:
Americas Retail	$811,547	$824,674	$833,077
Americas Wholesale	186,389	170,812	150,366
Europe	1,248,114	1,142,768	998,657
Asia	346,212	388,246	308,899
Licensing	85,847	83,194	72,755
Total net revenue	$2,678,109	$2,609,694	$2,363,754
Earnings (loss) from operations:
Americas Retail	$22,279	$27,532	$(11,096)
Americas Wholesale	35,674	29,935	25,845
Europe	134,078	58,298	94,545
Asia	(8,894)	12,365	14,809
Licensing	74,459	72,986	63,538
Total segment earnings from operations	257,596	201,116	187,641
Corporate overhead	(106,948)	(96,805)	(100,434)
European Commission fine[2]	—	(45,637)	—
Asset impairment charges[3]	(9,977)	(6,939)	(8,479)
Net gains (losses) on lease terminations[4]	—	477	(11,373)
Total earnings from operations	$140,671	$52,212	$67,355
Capital expenditures:
Americas Retail	$19,411	$19,614	$16,899
Americas Wholesale	980	376	1,303
Europe	33,036	56,792	46,419
Asia	6,782	23,458	12,111
Corporate overhead	1,659	7,877	7,923
Total capital expenditures	$61,868	$108,117	$84,655

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

[3]
During each of the years presented, the Company recognized asset impairment charges related primarily to impairment of certain retail locations resulting from under-performance and expected store closures. During fiscal 2020, asset impairment charges also included impairment charges related to goodwill associated with the Company’s China retail reporting unit and impairment charges related to certain operating lease right-of-use assets. Refer to Note 5, Note 6 and Note 9 for further information.

[4]
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

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The table below presents information regarding geographic areas in which the Company operated. Net revenue is classified primarily based on the country where the Company’s customer is located (in thousands):

	Year Ended	Year Ended	Year Ended
	Feb 1, 2020	Feb 2, 2019	Feb 3, 2018
Net product sales:
U.S.	$725,938	$722,794	$709,155
Italy	298,124	304,435	289,981
Canada	180,947	187,367	200,364
Spain	152,782	145,819	124,569
South Korea	144,955	162,943	163,382
France	129,505	135,060	125,508
Other foreign countries	960,011	868,082	678,040
Total product sales	2,592,262	2,526,500	2,290,999
Net royalties	85,847	83,194	72,755
Net revenue	$2,678,109	$2,609,694	$2,363,754
The Company’s long-lived assets by geographic location are as follows:

	Feb 1, 2020[1]	Feb 2, 2019
Long-lived assets:
U.S.	$352,203	$111,022
Italy	103,594	30,038
Canada	43,258	13,225
Spain	124,810	31,109
South Korea	8,597	9,437
France	40,869	18,182
Other foreign countries	509,368	173,436
Total long-lived assets	$1,182,699	$386,449
______________________________________________________________________

[1]
During the first quarter of fiscal 2020, the Company adopted a comprehensive new lease standard which superseded previous lease guidance. The standard requires a lessee to recognize an asset related to the right to use the underlying asset and a liability that approximates the present value of the lease payments over the term of contracts that qualify as leases under the new guidance. As of February 1, 2020, the Company included operating right-of-use assets of $852.0 million in the disclosure of long-lived assets by geographic region. Refer to Note 2 and Note 9 for more information.

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(19) Earnings (Loss) Per Share
The computation of basic and diluted net earnings (loss) per common share attributable to common stockholders is as follows (in thousands, except per share data):

	Year Ended	Year Ended	Year Ended
	Feb 1, 2020	Feb 2, 2019	Feb 3, 2018
Net earnings (loss) attributable to Guess?, Inc.	$95,975	$14,099	$(7,894)
Less net earnings attributable to nonvested restricted stockholders	850	756	764
Net earnings (loss) attributable to common stockholders	$95,125	$13,343	$(8,658)

Weighted average common shares used in basic computations	70,461	80,146	82,189
Effect of dilutive securities:
Stock options and restricted stock units[1]	1,208	1,443	—
Weighted average common shares used in diluted computations	71,669	81,589	82,189
Net earnings (loss) per common share attributable to common stockholders:
Basic	$1.35	$0.17	$(0.11)
Diluted	$1.33	$0.16	$(0.11)
______________________________________________________________________

[1]
For fiscal 2018, there were 652,494 potentially dilutive shares that were not included in the computation of diluted weighted average common shares and common equivalent shares outstanding because their effect would have been antidilutive given the Company’s net loss.

For fiscal 2020, fiscal 2019 and fiscal 2018, equity awards granted for 2,911,685, 1,526,717 and 2,925,549, respectively, of the Company’s common shares were outstanding but were excluded from the computation of diluted weighted average common shares and common equivalent shares outstanding because the assumed proceeds, as calculated under the treasury stock method, resulted in these awards being antidilutive. The Company excluded 240,143, 928,026 and 899,345 nonvested stock units which were subject to the achievement of performance-based or market-based vesting conditions from the computation of diluted weighted average common shares and common equivalent shares outstanding because these conditions were not achieved as of February 1, 2020, February 2, 2019, and February 3, 2018, respectively.
The conversion spread on the Company’s convertible senior notes will have a dilutive impact on diluted earnings per share when the average market price of the Company’s common stock for a given period exceeds the conversion price of $25.78 per share of common stock. For the fiscal 2020, the convertible senior notes have been excluded from the computation of diluted earnings per share as the effect would be antidilutive since the conversion price of the convertible senior notes exceeded the average market price of the Company’s common stock. Warrants to purchase 11.6 million shares of the Company’s common shares at $46.88 per share were outstanding as of February 1, 2020 but were excluded from the computation of diluted earnings per share since the warrants’ strike price was greater than the average market price of the Company’s common stock during the period. See Note 10 for more information regarding the Company’s convertible senior notes.

(20) Share-Based Compensation
Share-Based Compensation Plans
The Company has four share-based compensation plans. The Guess?, Inc. 2004 Equity Incentive Plan (the “Plan”) provides that the Board of Directors may grant stock options and other equity awards to officers, key employees and certain consultants and advisors to the Company or any of its subsidiaries. Effective May 19, 2017, the Plan was amended to increase the authorized issuance of shares from 15,000,000 shares of common stock to 29,100,000 shares of common stock. In addition, the amendment provided that awards granted on or after May 1, 2017 (other than stock options or stock appreciation rights) would be counted against the number of shares available to be issued under the

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Plan as 3.54 shares for every one share actually issued. The amendment also extended the term through May 19, 2027 and extended the Company’s ability to grant certain performance-based awards under the Plan through the first annual meeting of the Company’s shareholders in calendar 2022. As of February 1, 2020 and February 2, 2019, there were 12,595,751 and 13,622,590 shares available for grant under the Plan, respectively. Stock options granted under the Plan have ten-year terms and typically vest and become fully exercisable in increments of one-fourth of the shares granted on each anniversary from the date of grant. Stock awards/units granted under the Plan typically vest in increments of one-fourth of the shares granted on each anniversary from the date of grant. The three most recent annual grants for stock options and other equity awards had initial vesting periods of nine months followed by three annual vesting periods.
The Guess?, Inc. Employee Stock Purchase Plan (“ESPP”) allows qualified employees to participate in the purchase of designated shares of the Company’s common stock at a price equal to 85% of the lower of the closing price at the beginning or end of each quarterly stock purchase period.
The Guess?, Inc. 2006 Non-Employee Directors’ Stock Grant and Stock Option Plan (the “Director Plan”) provides for the grant of equity awards to non-employee directors. Effective May 20, 2016, the Director Plan was amended to extend the term through June 30, 2026, reduce the authorized issuance of shares from 2,000,000 shares of common stock to 1,850,000 shares of common stock and allow more flexibility to structure compensation arrangements for the Company’s non-employee directors. All other remaining provisions under the Director Plan remained in full force and effect. As of February 1, 2020 and February 2, 2019, there were 357,404 and 423,873 shares available for grant under this plan, respectively.
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

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Contingently Returnable Restricted Stock Awards
In connection with a new employment agreement entered into between the Company and Mr. Alberini (the “Alberini Employment Agreement”), who became the Company’s Chief Executive Officer on February 20, 2019, the Company granted 150,000 restricted stock units that vested immediately but were considered contingently returnable as a result of a one-year implied service condition set forth in the Alberini Employment Agreement. This service condition was not yet met as of February 1, 2020.
Compensation expense for these types of restricted stock units are recognized on a straight-line basis over the implied service period.
Other Special Grants
On February 20, 2019, the Company also granted 600,000 stock options and 250,000 nonvested stock units which were subject to the achievement of certain performance-based vesting conditions to Mr. Alberini in connection with the Alberini Employment Agreement.
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
The following table summarizes the share-based compensation expense recognized under all of the Company’s stock plans during fiscal 2020, fiscal 2019 and fiscal 2018 (in thousands):

	Year Ended	Year Ended	Year Ended
	Feb 1, 2020	Feb 2, 2019	Feb 3, 2018
Stock options	$2,811	$2,563	$2,345
Stock awards/units	21,250	17,187	16,347
ESPP	229	223	160
Total share-based compensation expense	$24,290	$19,973	$18,852

Stock options
The following table summarizes the stock option activity under all of the Company’s stock plans during fiscal 2020:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($000’s)
Options outstanding at February 2, 2019	3,580,909	$20.71
Granted	1,812,800	$17.02
Exercised	(455,781)	$14.57
Forfeited	(1,145,066)	$18.82
Expired	(248,775)	$23.19
Options outstanding at February 1, 2020	3,544,087	$20.10	7.02	$13,102

Exercisable at February 1, 2020	1,537,712	$24.34	4.53	$4,152

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The fair value of each stock option was estimated on the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants during fiscal 2020, fiscal 2019 and fiscal 2018:

	Year Ended	Year Ended	Year Ended
Valuation Assumptions	Feb 1, 2020	Feb 2, 2019	Feb 3, 2018
Risk-free interest rate	2.3%	2.3%	1.5%
Expected stock price volatility	48.9%	46.1%	37.1%
Expected dividend yield	3.4%	4.3%	8.0%
Expected life of stock options	4.4 years	4.4 years	4.4 years

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
The weighted average grant date fair value of options granted was $5.50, $5.89 and $1.57 during fiscal 2020, fiscal 2019 and fiscal 2018, respectively. The total intrinsic value of stock options exercised was $2.9 million, $3.4 million and $0.7 million during fiscal 2020, fiscal 2019 and fiscal 2018, respectively. The intrinsic value of stock options is defined as the difference between the Company’s stock price on the exercise date and the grant date exercise price. The total cash received from option exercises was $6.6 million, $8.9 million and $1.4 million during fiscal 2020, fiscal 2019 and fiscal 2018, respectively.
The compensation expense included in SG&A expense recognized was $2.8 million before the recognized income tax benefit of $0.7 million during fiscal 2020. As of February 1, 2020, there was approximately $8.6 million of unrecognized compensation cost related to nonvested stock options. This cost is expected to be recognized over a weighted average period of 2.0 years. The excess tax windfall included in cash flows from operating activities related to stock option activity was minimal for fiscal 2020.
Stock awards/units
The following table summarizes the nonvested stock awards/units activity under all of the Company’s stock plans during fiscal 2020:

	Number of Awards/Units	Weighted Average Grant Date Fair Value
Nonvested at February 2, 2019	2,632,169	$16.04
Granted	1,073,555	$19.14
Vested	(960,846)	$17.27
Forfeited	(647,625)	$17.27
Nonvested at February 1, 2020	2,097,253	$16.68

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes the activity for nonvested performance-based units and nonvested market-based units included in the table above during fiscal 2020:

	Performance-Based Units		Market-Based Units
	Number of Units	Weighted Average Grant Date Fair Value	Number of Units	Weighted Average Grant Date Fair Value
Nonvested at February 2, 2019	1,371,230	$16.44	518,409	$14.28
Granted[1]	455,339	$18.33	17,557	$15.20
Vested[1]	(222,308)	$17.53	(158,014)	$15.20
Forfeited	(464,238)	$17.24	(89,750)	$15.58
Nonvested at February 1, 2020	1,140,023	$16.66	288,202	$13.43

______________________________________________________________________

[1]	As a result of the achievement of certain market-based vesting conditions, there were 17,557 shares that vested in addition to the original target number of shares granted in fiscal 2017.
The fair value of each market-based nonvested stock unit was estimated on the grant date using the Monte Carlo simulation. There were no new market-based nonvested stock units granted during fiscal 2020. The following assumptions were used for the grants during fiscal 2019 and fiscal 2018:

	Year Ended	Year Ended
Valuation Assumptions	Feb 2, 2019	Feb 3, 2018
Risk-free interest rate	2.6%	1.4%
Expected stock price volatility	42.1%	39.7%
Expected dividend yield	—%	—%
Expected life of market-based awards	2.6 years	2.8 years

The weighted average grant date fair value for the total nonvested stock awards/units granted was $19.14, $20.81 and $11.41 during fiscal 2020, fiscal 2019 and fiscal 2018, respectively. The total fair value at grant date of previously nonvested stock awards/units that were vested during fiscal 2020, fiscal 2019 and fiscal 2018 was $16.6 million, $10.9 million and $18.4 million, respectively. During fiscal 2020, fiscal 2019 and fiscal 2018, the total intrinsic value of nonvested stock awards/units that vested was $16.8 million, $14.6 million and $12.6 million, respectively. The total intrinsic value of nonvested stock awards/units outstanding and unvested as of February 1, 2020 was $44.6 million.
The compensation expense included in SG&A expense recognized during fiscal 2020 was $21.3 million before the recognized income tax benefit of $5.0 million. As of February 1, 2020, there was approximately $17.8 million of total unrecognized compensation cost related to nonvested stock awards/units. This cost is expected to be recognized over a weighted average period of 1.6 years. The excess tax shortfall of $1.1 million related to stock award/unit activity was included in cash flows from operating activities for fiscal 2020.
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

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

During fiscal 2020, fiscal 2019 and fiscal 2018, 53,424 shares, 43,737 shares and 54,300 shares of the Company’s common stock were issued pursuant to the ESPP at an average price of $14.65, $16.88 and $10.45 per share, respectively.
The fair value of stock compensation expense associated with the Company’s ESPP was estimated on the date of grant using the Black-Scholes option-pricing valuation model with the following weighted average assumptions used for grants during fiscal 2020, fiscal 2019 and fiscal 2018.

	Year Ended	Year Ended	Year Ended
Valuation Assumptions	Feb 1, 2020	Feb 2, 2019	Feb 3, 2018
Risk-free interest rate	2.0%	2.0%	1.0%
Expected stock price volatility	51.7%	59.1%	45.8%
Expected dividend yield	3.4%	4.6%	7.6%
Expected life of ESPP options	3 months	3 months	3 months

The weighted average grant date fair value of ESPP options granted during fiscal 2020, fiscal 2019 and fiscal 2018 was $4.29, $5.17 and $2.85, respectively.
(21) Fair Value Measurements
Authoritative guidance defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The guidance establishes a fair value hierarchy, which prioritizes the inputs used in measuring fair value into three broad levels as follows:

•	Level 1—Inputs are unadjusted quoted prices in active markets for identical assets or liabilities that can be accessed at the measurement date.

•
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

•
Level 3—Unobservable inputs that reflect assumptions about what market participants would use in pricing the asset or liability. These inputs would be based on the best information available, including the Company’s own data.

The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of February 1, 2020 and February 2, 2019 (in thousands):

	Fair Value Measurements at Feb 1, 2020				Fair Value Measurements at Feb 2, 2019
Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Foreign exchange currency contracts	$—	$4,854	$—	$4,854	$—	$4,690	$—	$4,690
Interest rate swap	—	—	—	—	—	1,033	—	$1,033
Total	$—	$4,854	$—	$4,854	$—	$5,723	$—	$5,723
Liabilities:
Foreign exchange currency contracts	$—	$—	$—	$—	$—	$77	$—	$77
Interest rate swap	—	348	—	348	—	—	—	—
Deferred compensation obligations	—	14,091	—	14,091	—	14,405	—	14,405
Total	$—	$14,439	$—	$14,439	$—	$14,482	$—	$14,482

There were no transfers of financial instruments between the three levels of fair value hierarchy during fiscal 2020 and fiscal 2019.

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
As of February 1, 2020 and February 2, 2019, the Company included €1.2 million ($1.3 million) and €1.2 million ($1.4 million), respectively, in other assets in the Company’s consolidated balance sheets related to its investment in a private equity fund. As permitted in accordance with authoritative guidance, the Company uses net asset value per share as a practical expedient to measure the fair value of this investment and has not included this investment in the fair value hierarchy as disclosed above. As a result of changes in the value of the private equity investment, the Company recorded unrealized losses of €0.1 million ($0.1 million) and €0.1 million ($0.2 million) in other income (expense) during the years ended February 1, 2020 and February 2, 2019, respectively. During fiscal 2019, the Company funded contributions of €0.9 million ($1.1 million) in this investment. As of February 1, 2020, the Company had an unfunded commitment to invest an additional €3.6 million ($4.0 million) in the private equity fund.
The fair values of the Company’s debt instruments (see Note 8) are based on the amount of future cash flows associated with each instrument discounted using the Company’s incremental borrowing rate. As of February 1, 2020 and February 2, 2019, the carrying value of all financial instruments was not materially different from fair value, as the interest rates on the Company’s debt approximated rates currently available to the Company. The fair value of the Company’s convertible senior notes (see Note 10) is determined based on inputs that are observable in the market and have been classified as Level 2 in the fair value hierarchy.
The carrying amount of the Company’s remaining financial instruments, which principally include cash and cash equivalents, trade receivables, accounts payable and accrued expenses, approximates fair value due to the relatively short maturity of such instruments.
(22) Derivative Financial Instruments
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
The Company’s primary objective is to hedge the variability in forecasted cash flows due to the foreign currency risk. Various transactions that occur primarily in Europe, Canada, South Korea, China, Hong Kong, and Mexico are denominated in U.S. dollars, British pounds and Russian roubles and thus are exposed to earnings risk as a result of exchange rate fluctuations when converted to their functional currencies. These types of transactions include U.S. dollar-denominated purchases of merchandise and U.S. dollar- and British pound-denominated intercompany liabilities. In addition, certain operating expenses, tax liabilities and pension-related liabilities are denominated in Swiss francs and are exposed to earnings risk as a result of exchange rate fluctuations when converted to the functional currency. Further, there are certain real estate leases which are denominated in a currency other than the functional currency of the respective entity that entered into the agreement (primarily Swiss francs, Russian roubles and Polish zloty). As a result, the Company may be exposed to volatility related to unrealized gains or losses on the translation of present value of future lease payment obligations when translated at the exchange rate as of a reporting period-end. The Company enters into derivative financial instruments, including forward exchange currency contracts, to offset some but not all of the exchange risk on certain of these anticipated foreign currency transactions.

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
The impact of the credit risk of the counterparties to the derivative contracts is considered in determining the fair value of the foreign exchange currency contracts and interest rate swap agreements. As of February 1, 2020, credit risk has not had a significant effect on the fair value of the Company’s foreign exchange currency contracts and interest rate swap agreements.
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

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Summary of Derivative Instruments
The fair value of derivative instruments in the consolidated balance sheets as of February 1, 2020 and February 2, 2019 is as follows (in thousands):

	Derivative Balance Sheet Location	Fair Value at Feb 1, 2020	Fair Value at Feb 2, 2019
ASSETS:
Derivatives designated as hedging instruments:
Cash flow hedges:
Foreign exchange currency contracts	Other current assets/ Other assets	$3,987	$4,058
Interest rate swap	Other assets	—	1,033
Total derivatives designated as hedging instruments		3,987	5,091
Derivatives not designated as hedging instruments:
Foreign exchange currency contracts	Other current assets/ Other assets	867	632
Total		$4,854	$5,723
LIABILITIES:
Derivatives designated as hedging instruments:
Cash flow hedges:
Foreign exchange currency contracts	Accrued expenses	$—	$77
Interest rate swaps	Other long-term liabilities	348	—
Total		$348	$77

Derivatives Designated as Hedging Instruments
Foreign Exchange Currency Contracts Designated as Cash Flow Hedges
During fiscal 2020, the Company purchased U.S. dollar forward contracts in Europe totaling US$150.6 million that were designated as cash flow hedges. As of February 1, 2020, the Company had forward contracts outstanding for its European operations of US$148.6 million to hedge forecasted merchandise purchases, which are expected to mature over the next 17 months.
As of February 1, 2020, accumulated other comprehensive income (loss) related to foreign exchange currency contracts included a net unrealized gain of approximately $6.6 million, net of tax, of which $5.9 million will be recognized in cost of product sales over the following 12 months, at the then current values on a pre-tax basis, which can be different than the current year-end values.
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
As of February 1, 2020, accumulated other comprehensive income (loss) related to the interest rate swap agreement included a net unrealized loss of approximately $0.3 million, net of tax, which will be recognized in interest expense after the following 12 months, at the then current values on a pre-tax basis, which can be different than the current year-end values.

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes the gains (losses) before taxes recognized on the derivative instruments designated as cash flow hedges in OCI and net earnings (loss) for fiscal 2020, fiscal 2019 and fiscal 2018 (in thousands):

	Year Ended February 1, 2020
	Gain (Loss) Recognized in OCI[1]	Location of Gain Reclassified from Accumulated OCI into Earnings[1]	Gain Reclassified from Accumulated OCI into Earnings
Derivatives designated as cash flow hedges:
Foreign exchange currency contracts	$10,557	Cost of product sales	$7,776
Interest rate swap	(1,253)	Interest expense	128

	Year Ended February 2, 2019
	Gain (Loss) Recognized in OCI[1]	Location of Gain (Loss) Reclassified from Accumulated OCI into Earnings[1]	Gain (Loss) Reclassified from Accumulated OCI into Earnings
Derivatives designated as cash flow hedges:
Foreign exchange currency contracts	$12,973	Cost of product sales	$(7,020)
Foreign exchange currency contracts	2	Other income (expense)	(201)
Interest rate swap	(324)	Interest expense	103

	Year Ended February 3, 2018
	Gain (Loss) Recognized in OCI[1]	Location of Gain (Loss) Reclassified from Accumulated OCI into Loss[1]	Gain (Loss) Reclassified from Accumulated OCI into Loss
Derivatives designated as cash flow hedges:
Foreign exchange currency contracts	$(22,497)	Cost of product sales	$14
Foreign exchange currency contracts	(1,163)	Other income (expense)	(583)
Interest rate swap	272	Interest expense	(87)
______________________________________________________________________

[1]
During the first quarter of fiscal 2020, the Company adopted new authoritative guidance which eliminated the requirement to separately measure and report ineffectiveness for instruments that qualify for hedge accounting and generally requires that the entire change in the fair value of such instruments ultimately be presented in the same line as the respective hedge item. As a result, there is no interest component recognized for the ineffective portion of instruments that qualify for hedge accounting, but rather all changes in the fair value of such instruments are included in other comprehensive income (loss) during fiscal 2020. Upon adoption of this guidance, the Company reclassified $2.0 million in gains from retained earnings to accumulated other comprehensive loss related to the previously recorded interest component on outstanding instruments that qualified for hedge accounting. The Company recognized gains of $3.5 million and $2.7 million resulting from the ineffective portion related to foreign exchange currency contracts in interest income during fiscal 2019 and fiscal 2018, respectively. There was no ineffectiveness recognized related to the interest rate swap during fiscal 2020, fiscal 2019 or fiscal 2018.

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes net after-tax derivative activity recorded in accumulated other comprehensive income (loss) (in thousands):

	Year Ended Feb 1, 2020	Year Ended Feb 2, 2019
Beginning balance gain (loss)	$2,999	$(14,369)
Cumulative adjustment from adoption of new accounting guidance[1]	1,981	—
Net gains from changes in cash flow hedges	8,316	10,962
Net (gains) losses reclassified to earnings	(6,996)	6,406
Ending balance gain	$6,300	$2,999

______________________________________________________________________

[1]
During the first quarter of fiscal 2020, the Company adopted new authoritative guidance which eliminated the requirement to separately measure and report ineffectiveness for instruments that qualify for hedge accounting and generally requires that the entire change in the fair value of such instruments ultimately be presented in the same line as the respective hedge item. As a result, there is no interest component recognized for the ineffective portion of instruments that qualify for hedge accounting, but rather all changes in the fair value of such instruments are included in other comprehensive income (loss) during fiscal 2020. Upon adoption of this guidance, the Company reclassified $2.0 million in gains from retained earnings to accumulated other comprehensive loss related to the previously recorded interest component on outstanding instruments that qualified for hedge accounting.

Foreign Exchange Currency Contracts Not Designated as Hedging Instruments
As of February 1, 2020, the Company had euro foreign exchange currency contracts to purchase US$46.1 million expected to mature over the next 16 months.
The following table summarizes the gains (losses) before taxes recognized on the derivative instruments not designated as hedging instruments in other income (expense) for fiscal 2020, fiscal 2019 and fiscal 2018 (in thousands):

	Location of Gain (Loss) Recognized in Earnings (Loss)	Gain (Loss) Recognized in Earnings (Loss)
		Year Ended Feb 1, 2020	Year Ended Feb 2, 2019	Year Ended Feb 3, 2018
Derivatives not designated as hedging instruments:
Foreign exchange currency contracts	Other income (expense)	$1,254	$6,785	$(10,511)

At February 2, 2019, the Company had euro foreign exchange currency contracts to purchase US$8.2 million.
(23) Share Repurchase Program
On June 26, 2012, the Company’s Board of Directors authorized a program to repurchase, from time-to-time and as market and business conditions warrant, up to $500 million of the Company’s common stock. Repurchases under the program may be made on the open market or in privately negotiated transactions, pursuant to Rule 10b5-1 trading plans or other available means. There is no minimum or maximum number of shares to be repurchased under the program, which may be discontinued at any time, without prior notice. During fiscal 2020, the Company repurchased 16,739,740 shares under the program at an aggregate cost of $288.0 million, which is inclusive of the shares repurchased under the accelerated share repurchase agreement (“ASR Contract”) as described below. During fiscal 2019, the Company repurchased 1,118,808 shares under the program at an aggregate cost of $17.6 million. During fiscal 2018, the Company repurchased 3,866,387 shares at an aggregate cost of $56.1 million, of which $6.0 million was settled in fiscal 2019. As of February 1, 2020, the Company had remaining authority under the program to purchase $86.7 million of its common stock.
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

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
(24) Subsequent Events
Recent Developments
The coronavirus (or “COVID-19”) pandemic is having a significant negative impact on the Company’s financial performance. The pandemic is ongoing and dynamic in nature and, to date, the Company has experienced temporary closures in key regions globally, along with other major retailers. For example, the Company announced the temporary closure of its retail stores in the United States and Canada as a result of the COVID-19 pandemic, following similar temporary closures of Guess-operated stores that are currently in place in a number of countries in Europe. In Asia, where store closures related to COVID-19 began, most of the Guess-operated stores have reopened, although to significantly lower traffic. The Company’s e-commerce sites currently remain open in all regions.  In addition, retail stores and e-commerce sites that are open have and continue to experience significant reductions in traffic and therefore, revenue. We are unable to determine with any degree of accuracy the length and severity of the crisis and we do expect it will have a material impact on our consolidated financial position, consolidated results of operations, and consolidated cash flows in the first quarter of fiscal 2021. The extent and duration of the crisis remains uncertain and may impact consumer purchasing activity if disruptions continue throughout the year which could continue to impact us.
Due to the developing situation, the results of the first quarter ending May 2, 2020 and the full fiscal year ending January 30, 2021 could be impacted in ways we are not able to predict today, including, but not limited to, non-cash write-downs and impairments; unrealized gains or losses related to investments; foreign currency fluctuations; and collections of accounts receivables.
Between March 16 and March 19, 2020, as a precautionary measure to ensure financial flexibility and maintain maximum liquidity in response to the COVID-19 pandemic, the Company drew down approximately $212 million under certain of its credit facilities in the U.S., Canada and Europe (the “Drawdowns”). The Drawdowns included approximately $78 million under our existing Credit Facility in the U.S. and Canada and $134 million under a number of existing short-term borrowing agreements with various banks in Europe. Following the Drawdowns, the Company had remaining borrowing capacity of approximately $33 million under the Credit Facility and of approximately $24 million under our various existing borrowing agreements in Europe and Asia. As of March 19, 2020, the current weighted average interest rate for borrowings under the Credit Facility was approximately 3.65% and the current interest rates for borrowings under the European borrowing agreements ranged between 0.65% and 1.1%. The Company is in the process of negotiating an extension for the Credit Facility, which is currently scheduled to mature on June 22, 2020. The European and Asian facilities are generally scheduled to mature between July 2020 and January 2021. If there is a sustained decrease in consumer demand related to the COVID-19 pandemic, the Company may require access to additional credit.
In March 2020, the Company also announced that, in light of uncertainty surrounding the COVID-19 pandemic, it had decided to postpone its decision related to the potential declaration of a quarterly cash dividend for the first quarter of fiscal 2021.
The Company is also implementing a number of other measures to help mitigate the operating and financial impact of the pandemic, including: (i) furloughing all of its U.S. and Canada store associates and significant portions of its U.S. and Canada corporate and distribution center associates starting April 2, 2020; (ii) implementing temporary tiered salary reductions for management level corporate employees, including its executive officers; (iii) deferring annual merit increases; (iv) executing substantial reductions in expenses, store occupancy costs, capital expenditures and overall costs, including through reduced inventory purchases; and (v) working globally with country management

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

teams to maximize the Company’s participation in all eligible government or other initiatives available to businesses or employees impacted by the COVID-19 pandemic.

SCHEDULE II
GUESS?, INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
Years Ended February 1, 2020, February 2, 2019 and February 3, 2018
(in thousands)

	Balance at Beginning of Period	Costs Charged to Expenses	Deductions and Write-offs	Balance at End of Period
Description
As of February 1, 2020
Allowance for doubtful accounts	$8,540	$3,712	$(3,821)	$8,431
Allowance for markdowns[1]	12,121	36,979	(36,538)	12,562
Allowance for sales returns[1]	33,217	104,801	(104,840)	33,178
Total	$53,878	$145,492	$(145,199)	$54,171
As of February 2, 2019
Allowance for doubtful accounts	$13,478	$2,661	$(7,599)	$8,540
Allowance for markdowns[1]	10,777	56,697	(55,353)	12,121
Allowance for sales returns[1]	27,881	62,293	(56,957)	33,217
Total	$52,136	$121,651	$(119,909)	$53,878
As of February 3, 2018
Allowance for doubtful accounts	$13,810	$9,447	$(9,779)	$13,478
Allowance for markdowns[1]	2,944	42,485	(34,652)	10,777
Allowance for sales returns[1]	20,891	83,593	(76,603)	27,881
Total	$37,645	$135,525	$(121,034)	$52,136
______________________________________________________________________

[1]
During the first quarter of fiscal 2019, the Company adopted a new revenue recognition standard on a modified retrospective basis which changed the presentation of allowances for wholesale sales returns and wholesale markdowns to be classified within accrued expenses rather than as a reduction to accounts receivable. During fiscal 2018, these amounts were reported as reductions to accounts receivable. Retail sales returns are reported as accrued expenses.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Guess?, Inc.
By:	/s/ CARLOS ALBERINI
Carlos Alberini Chief Executive Officer
Date:	April 1, 2020
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ CARLOS ALBERINI	Chief Executive Officer and Director (Principal Executive Officer)	April 1, 2020
Carlos Alberini

/s/ KATHRYN ANDERSON	Chief Financial Officer (Principal Financial Officer and Chief Accounting Officer)	April 1, 2020
Kathryn Anderson

/s/ PAUL MARCIANO	Chief Creative Officer and Director	April 1, 2020
Paul Marciano

/s/ MAURICE MARCIANO	Chairman and Director	April 1, 2020
Maurice Marciano

/s/ GIANLUCA BOLLA	Director	April 1, 2020
Gianluca Bolla

/s/ ANTHONY CHIDONI	Director	April 1, 2020
Anthony Chidoni

/s/ LAURIE ANN GOLDMAN	Director	April 1, 2020
Laurie Ann Goldman

/s/ CYNTHIA LIVINGSTON	Director	April 1, 2020
Cynthia Livingston

/s/ DEBORAH WEINSWIG	Director	April 1, 2020
Deborah Weinswig

/s/ ALEX YEMENIDJIAN	Director	April 1, 2020
Alex Yemenidjian

Exhibit Index

Exhibit Number	Description
3.1.
Restated Certificate of Incorporation of the Registrant (incorporated by reference from Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-4419) filed on July 30, 1996).

3.2.	Third Amended and Restated Bylaws of the Registrant (incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended February 3, 2018).
4.1.	Specimen Stock Certificate (incorporated by reference from Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-4419) filed on July 30, 1996).
4.2.	Description of Capital Stock (incorporated by reference from the Registrant’s Current Report on Form 8-K filed April 22, 2019).
4.3.
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
*10.7.
Executive Employment Agreement dated January 27, 2019 between the Registrant and Carlos Alberini (incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended February 2, 2019).

*10.8.
Non-Qualified Stock Option Agreement dated as of February 20, 2019 between the Registrant and Carlos Alberini (incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended February 2, 2019).

*10.9.
Restricted Stock Unit Agreement dated as of February 20, 2019 between the Registrant and Carlos Alberini (incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended February 2, 2019).

*10.10.
Restricted Stock Unit Agreement (revenues) dated as of February 20, 2019 between the Registrant and Carlos Alberini (incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended February 2, 2019).

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

*10.15.
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

*10.17.
Performance Share Award Agreement (revenue and earnings from operations) dated as of April 28, 2017 for Victor Herrero and Paul Marciano (incorporated by reference from the Registrant’s Quarterly Report on Form 10‑Q for the quarter ended April 29, 2017).

*10.18.
Restricted Stock Unit Agreement dated as of June 25, 2018 for Paul Marciano and Victor Herrero (incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended August 4, 2018).

*10.19.
Performance Share Award Agreement (total shareholder return) dated as of June 25, 2018 for Paul Marciano and Victor Herrero (incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended August 4, 2018).

*10.20.
Performance Share Award Agreement (revenue and earnings from operations) dated as of June 25, 2018 for Paul Marciano and Victor Herrero (incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended August 4, 2018).

*10.21.	Executive Employment Agreement dated January 26, 2016 between the Registrant and Paul Marciano (incorporated by reference from the Registrant’s Current Report on Form 8-K filed February 1, 2016).
*10.22.
Letter Agreement regarding amendment to Employment Agreement dated April 28, 2017 between the Registrant and Paul Marciano (incorporated by reference from the Registrant’s Current Report on Form 8-K filed May 4, 2017).

*10.23.	Employment Letter dated January 25, 2019 between the Registrant and Paul Marciano (incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended February 2, 2019).
*10.24.	Restricted Stock Unit Agreement dated as of June 20, 2019 for Paul Marciano (incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended August 3, 2019).
*10.25.	Amended and Restated Offer Letter dated April 28, 2017 between the Registrant and Sandeep Reddy (incorporated by reference from the Registrant’s Current Report on Form 8-K filed May 4, 2017).
*10.26.
Separation and Release Agreement dated December 1, 2019 between the Registrant and Sandeep Reddy (incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended November 2, 2019).

*10.27.	Offer Letter dated October 23, 2019 between the Registrant and Kathryn Anderson (incorporated by reference from the Registrant’s Current Report on Form 8-K filed November 6, 2019).
*†10.28.	Restricted Stock Agreement dated as of December 2, 2019 between the Registrant and Kathryn Anderson.
*†10.29.	Non-Qualified Stock Option Agreement dated as of December 2, 2019 between the Registrant and Kathryn Anderson.
*10.30.	Form of Nonqualified Stock Option Agreement (incorporated by reference from the Registrant’s Current Report on Form 8-K filed May 16, 2005).
*10.31.	Form of Nonqualified Stock Option Agreement (incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 29, 2017).
*10.32.	Form of Restricted Stock Award Agreement (incorporated by reference from the Registrant’s Current Report on Form 8-K filed May 16, 2005).
*10.33.	Form of Restricted Stock Award Agreement (incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 29, 2017).
*10.34.	Form of Performance Share Award Agreement (incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2016).
*10.35.	Form of Performance Share Award Agreement (incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 29, 2017).
*10.36.	Form of Performance Share Award Agreement (incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended August 4, 2018).
*10.37.
Indemnification Agreements between the Registrant and certain executives and directors (incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996).

*10.38.
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

*10.40.
Amendment 2013-I to the Supplemental Executive Retirement Plan of the Registrant dated as of July 11, 2013 (incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended August 3, 2013).

10.41.
First Amendment to Lease Agreement between the Registrant and 1444 Partners, Ltd. with respect to the Registrant’s corporate headquarters (including original lease agreement) (incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended May 1, 2010).

10.42.
Second Amendment to Lease Agreement between the Registrant and 1444 Partners, Ltd. with respect to the Registrant’s corporate headquarters (incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2010).

10.43.
Third Amendment to Lease Agreement dated as of August 2, 2015 between the Registrant and 1444 Partners, Ltd. with respect to the Registrant’s corporate headquarters (incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2015).

10.44.
Loan, Guaranty and Security Agreement dated as of June 23, 2015, among the Registrant, Guess? Retail, Inc., Guess.com, Inc., Guess? Canada Corporation, the guarantors party thereto, the lenders party thereto and Bank of America, N.A., as agent for the lenders (incorporated by reference from the Registrant’s Current Report on Form 8-K filed June 24, 2015).

10.45.
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

10.46.
Amendment Number Two to Loan, Guaranty and Security Agreement, dated as of April 22, 2019, by and among the Registrant, Guess? Retail, Inc., Guess.com, Inc., Guess? Canada Corporation, Bank of America, N.A., as agent for the lenders, and each of the lenders party thereto (incorporated by reference from the Registrant’s Current Report on Form 8-K filed April 22, 2019).

10.47.	Form of Call Option Confirmation between the Registrant and each Option Counterparty (incorporated by reference from the Registrant’s Current Report on Form 8-K filed April 29, 2019).
10.48.	Form of Warrant Confirmation between the Registrant and each Option Counterparty (incorporated by reference from the Registrant’s Current Report on Form 8-K filed April 29, 2019).
10.49.	Accelerated Share Repurchase Agreement, dated April 26, 2019 (incorporated by reference from the Registrant’s Current Report on Form 8-K filed April 29, 2019).
†21.1.	List of Subsidiaries.
†23.1.	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
†31.1.	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
†31.2.	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
††32.1.	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
††32.2.	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
†101.INS	XBRL Instance Document
†101.SCH	XBRL Taxonomy Extension Schema Document
†101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
†101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
†101.LAB	XBRL Taxonomy Extension Label Linkbase Document
†101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
†104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
_________________________________________________________________________

*	Management Contract or Compensatory Plan
†	Filed herewith
††	Furnished herewith