Form 10-Q
period 2020-05-02
GUESS INC
filed 2020-06-11
CIK 912463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended May 2, 2020
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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
As of June 8, 2020, the registrant had 67,602,723 shares of Common Stock, $.01 par value per share, outstanding.

GUESS?, INC.
FORM 10-Q

i

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements.
GUESS?, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands, except share data)

	May 2, 2020	Feb 1, 2020
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$419,415	$284,613
Accounts receivable, net	239,532	327,281
Inventories	392,490	393,129
Other current assets	58,961	59,212
Total current assets	1,110,398	1,064,235
Property and equipment, net	244,681	288,112
Goodwill	34,490	34,777
Deferred tax assets	58,777	63,555
Restricted cash	213	215
Operating lease right-of-use assets	778,030	851,990
Other assets	120,163	126,078
	$2,346,752	$2,428,962
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of borrowings and finance lease obligations	$160,501	$9,490
Accounts payable	214,937	232,761
Accrued expenses and other current liabilities	119,819	204,096
Current portion of operating lease liabilities	226,967	192,066
Total current liabilities	722,224	638,413
Convertible senior notes, net	250,176	247,363
Long-term debt and finance lease obligations	94,804	32,770
Long-term operating lease liabilities	659,947	714,079
Other long-term liabilities	128,878	130,259
	1,856,029	1,762,884
Redeemable noncontrolling interests	3,934	4,731

Commitments and contingencies (Note 13)

Stockholders’ equity:
Preferred stock, $.01 par value. Authorized 10,000,000 shares; no shares issued and outstanding	—	—
Common stock, $.01 par value. Authorized 150,000,000 shares; issued 142,861,035 and 142,867,947 shares, outstanding 67,644,248 and 65,848,510 shares, as of May 2, 2020 and February 1, 2020, respectively	676	658
Paid-in capital	544,319	563,004
Retained earnings	973,006	1,130,409
Accumulated other comprehensive loss	(153,302)	(139,910)
Treasury stock, 75,216,787 and 77,019,437 shares as of May 2, 2020 and February 1, 2020, respectively	(893,045)	(914,447)
Guess?, Inc. stockholders’ equity	471,654	639,714
Nonredeemable noncontrolling interests	15,135	21,633
Total stockholders’ equity	486,789	661,347
	$2,346,752	$2,428,962

See accompanying notes to condensed consolidated financial statements.

GUESS?, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF LOSS (in thousands, except per share data) (unaudited)

	Three Months Ended
	May 2, 2020	May 4, 2019
Product sales	$247,317	$517,873
Net royalties	12,934	18,818
Net revenue	260,251	536,691
Cost of product sales	226,022	354,742
Gross profit	34,229	181,949
Selling, general and administrative expenses	143,288	204,645
Asset impairment charges	52,972	1,775
Net losses on lease terminations	456	—
Loss from operations	(162,487)	(24,471)
Other income (expense):
Interest expense	(5,462)	(1,259)
Interest income	610	361
Other income (expense), net	(19,580)	2,071
	(24,432)	1,173

Loss before income tax benefit	(186,919)	(23,298)
Income tax benefit	(26,381)	(2,717)
Net loss	(160,538)	(20,581)
Net earnings (loss) attributable to noncontrolling interests	(2,872)	793
Net loss attributable to Guess?, Inc.	$(157,666)	$(21,374)

Net loss per common share attributable to common stockholders (Note 3):
Basic	$(2.40)	$(0.27)
Diluted	$(2.40)	$(0.27)

Weighted average common shares outstanding attributable to common stockholders (Note 3):
Basic	65,715	79,925
Diluted	65,715	79,925

See accompanying notes to condensed consolidated financial statements.

GUESS?, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (in thousands) (unaudited)

	Three Months Ended
	May 2, 2020	May 4, 2019
Net loss	$(160,538)	$(20,581)
Other comprehensive income (loss) (“OCI”):
Foreign currency translation adjustment
Losses arising during the period	(18,499)	(12,067)
Derivative financial instruments designated as cash flow hedges
Gains arising during the period	3,536	4,436
Less income tax effect	(356)	(572)
Reclassification to net loss for gains realized	(1,988)	(276)
Less income tax effect	219	95
Defined benefit plans
Foreign currency and other adjustments	—	107
Less income tax effect	(1)	(11)
Net actuarial loss amortization	96	111
Prior service credit amortization	(16)	(10)
Less income tax effect	(9)	(11)
Total comprehensive loss	(177,556)	(28,779)
Less comprehensive income (loss) attributable to noncontrolling interests:
Net earnings (loss)	(2,872)	793
Foreign currency translation adjustment	(3,626)	310
Amounts attributable to noncontrolling interests	(6,498)	1,103
Comprehensive loss attributable to Guess?, Inc.	$(171,058)	$(29,882)

See accompanying notes to condensed consolidated financial statements.

GUESS?, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) (unaudited)

	Three Months Ended
	May 2, 2020	May 4, 2019
Cash flows from operating activities:
Net loss	$(160,538)	$(20,581)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	17,024	18,598
Amortization of debt discount	2,599	213
Amortization of debt issuance costs	307	41
Share-based compensation expense	5,786	4,468
Forward contract gains	(1,102)	(34)
Net loss on impairment and disposition of property and equipment and long-term assets	53,483	2,250
Other items, net	9,951	82
Changes in operating assets and liabilities:
Accounts receivable	84,667	68,482
Inventories	(7,894)	(13,676)
Prepaid expenses and other assets	1,059	(11,681)
Operating lease assets and liabilities, net	27,704	89
Accounts payable and accrued expenses	(93,294)	(145,077)
Other long-term liabilities	(1,305)	325
Net cash used in operating activities	(61,553)	(96,501)
Cash flows from investing activities:
Purchases of property and equipment	(5,973)	(17,865)
Proceeds from sale of long-term assets	257	—
Net cash settlement of forward contracts	—	162
Other investing activities	—	521
Net cash used in investing activities	(5,716)	(17,182)
Cash flows from financing activities:
Proceeds from borrowings	245,961	78,892
Repayments on borrowings and finance lease obligations	(31,884)	(34,185)
Proceeds from issuance of convertible senior notes	—	300,000
Proceeds from issuance of warrants	—	28,080
Purchase of convertible note hedges	—	(60,990)
Convertible debt issuance costs	—	(4,246)
Purchase of equity forward contracts	—	(68,000)
Dividends paid	(958)	(18,642)
Issuance of common stock, net of tax withholdings on vesting of stock awards	(3,036)	(622)
Purchase of treasury stock	—	(201,564)
Net cash provided by financing activities	210,083	18,723
Effect of exchange rates on cash, cash equivalents and restricted cash	(8,014)	(2,579)
Net change in cash, cash equivalents and restricted cash	134,800	(97,539)
Cash, cash equivalents and restricted cash at the beginning of the year	284,828	210,995
Cash, cash equivalents and restricted cash at the end of the period	$419,628	$113,456

Supplemental cash flow data:
Interest paid	$3,960	$566
Income taxes paid, net of refunds	$590	$(232)

Non-cash investing and financing activity:
Assets acquired under finance lease obligations	$86	$665

See accompanying notes to condensed consolidated financial statements.

GUESS?, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)

	For the three months ended May 2, 2020
	Guess?, Inc. Stockholders’ Equity
	Common Stock					Treasury Stock
	Shares	Amount	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Shares	Amount	Nonredeemable Noncontrolling Interests	Total
Balance at February 1, 2020	65,848,510	$658	$563,004	$1,130,409	$(139,910)	77,019,437	$(914,447)	$21,633	$661,347
Net loss	—	—	—	(157,666)	—	—	—	(2,872)	(160,538)
Other comprehensive loss, net of income tax of ($147)	—	—	—	—	(13,392)	—	—	(3,626)	(17,018)
Issuance of common stock under stock compensation plans including tax effect	1,763,311	18	(24,264)	—	—	(1,770,223)	21,017	—	(3,229)
Issuance of stock under Employee Stock Purchase Plan	32,427	—	(192)	—	—	(32,427)	385	—	193
Share-based compensation	—	—	5,771	15	—	—	—	—	5,786
Dividends, net of forfeitures on non-participating securities	—	—	—	248	—	—	—	—	248
Balance at May 2, 2020	67,644,248	$676	$544,319	$973,006	$(153,302)	75,216,787	$(893,045)	$15,135	$486,789

GUESS?, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)

	For the three months ended May 4, 2019
	Guess?, Inc. Stockholders’ Equity
	Common Stock					Treasury Stock
	Shares	Amount	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Shares	Amount	Nonredeemable Noncontrolling Interests	Total
Balance at February 2, 2019	81,379,660	$814	$523,331	$1,077,747	$(126,179)	61,327,640	$(638,486)	$16,418	$853,645
Cumulative adjustment from adoption of new accounting guidance	—	—	—	(1,684)	1,981	—	—	—	297
Net earnings (loss)	—	—	—	(21,374)	—	—	—	793	(20,581)
Other comprehensive income (loss), net of income tax of ($499)	—	—	—	—	(8,508)	—	—	310	(8,198)
Issuance of common stock under stock compensation plans including tax effect	545,881	5	(3,042)	—	—	(211,221)	2,225	—	(812)
Issuance of stock under Employee Stock Purchase Plan	11,377	1	69	—	—	(11,377)	120	—	190
Share-based compensation	—	—	4,440	28	—	—	—	—	4,468
Dividends, net of forfeitures on non-participating securities	—	—	—	(18,331)	—	—	—	—	(18,331)
Share repurchases	(10,264,052)	(103)	103	—	—	10,264,052	(201,564)	—	(201,564)
Equity component value of convertible note issuance, net	—	—	42,324	—	—	—	—	—	42,324
Sale of common stock warrant	—	—	28,080	—	—	—	—	—	28,080
Purchase of convertible note hedge	—	—	(46,440)	—	—	—	—	—	(46,440)
Equity forward contract issuance	—	—	(68,000)	—	—	—	—	—	(68,000)
Balance at May 4, 2019	71,672,866	$717	$480,865	$1,036,386	$(132,706)	71,369,094	$(837,705)	$17,521	$565,078

See accompanying notes to condensed consolidated financial statements.

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
May 2, 2020
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
Basis of Presentation
In the opinion of management, the accompanying unaudited condensed consolidated financial statements of the Company contain all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the condensed consolidated balance sheets as of May 2, 2020 and February 1, 2020, the condensed consolidated statements of loss, comprehensive loss, cash flows and stockholders’ equity for the three months ended May 2, 2020 and May 4, 2019. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) for interim financial information and the instructions to Rule 10-01 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). Accordingly, they have been condensed and do not include all of the information and footnotes required by GAAP for complete financial statements. The results of operations for the three months ended May 2, 2020 are not necessarily indicative of the results of operations to be expected for the full fiscal year. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended February 1, 2020.
The three months ended May 2, 2020 had the same number of days as the three months ended May 4, 2019. All references herein to “fiscal 2021,” “fiscal 2020” and “fiscal 2019” represent the results of the 52-week fiscal year ending January 30, 2021 and the 52-week fiscal years ended February 1, 2020 and February 2, 2019, respectively.
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

As discussed further below, the coronavirus (or “COVID-19”) pandemic has materially impacted the Company’s results during the three months ended May 2, 2020. The Company’s operations could continue to be impacted in ways we are not able to predict today due to the developing situation. While the Company believes it has made reasonable accounting estimates based on the facts and circumstances that were available as of the reporting date, to the extent there are differences between these estimates and actual results, the Company’s results of operations and financial position could be materially impacted.
COVID-19 Business Update
The COVID-19 pandemic has had and is continuing to have a material impact on the Company’s financial performance. The pandemic is ongoing and dynamic in nature and, to date, the Company has experienced temporary closures in key regions globally, along with other major retailers. Beginning in mid-April, the Company began to reopen some of its stores in Europe. In May 2020, the Company began to reopen some of its stores in the U.S. and Canada. In Asia, where store closures related to COVID-19 began, all of the Company’s directly-operated stores have reopened. The Company will continue to reopen stores in phases, as state and local guidelines and conditions permit, taking an informed, measured approach based on a number of factors. The Company’s e-commerce sites remain open in all regions. In addition, retail stores that are open have and continue to experience significant reductions in traffic and therefore, revenue. The Company’s e-commerce sites have experienced lower traffic, but this has been partially offset by a strengthening in conversion. Many of the Company’s wholesale and licensing partners have also substantially reduced their operations. The Company has and will continue to bring back store associates and support staff as stores reopen. The extent and duration of the global pandemic remains uncertain and may continue to impact consumer purchasing activity throughout the year.
During the first quarter of fiscal 2021, in addition to the negative impact from lower net revenue, the Company’s operating results also reflected asset impairment charges as well as additional inventory valuation reserves and higher allowances for markdowns and doubtful accounts due to the ongoing effects of the COVID-19 pandemic. These charges were partially offset by the favorable impact from various European and U.S. government assistance programs related primarily to the recovery of employee payroll costs as well as certain favorable tax treatments.
During the first half of fiscal 2021, the Company implemented a number of measures to help mitigate the operating and financial impact of the pandemic, including: (i) furloughing its U.S. and Canada store associates and significant portions of its U.S. and Canada corporate and distribution center associates and permanently reducing U.S. corporate headcount; (ii) implementing temporary tiered salary reductions for management level corporate employees, including its executive officers; (iii) deferring annual merit increases; (iv) executing substantial reductions in expenses, store occupancy costs, capital expenditures and overall costs, including through reduced inventory purchases; (v) working globally with country management teams to maximize the Company’s participation in all eligible government or other initiatives available to businesses or employees impacted by the COVID-19 pandemic; (vi) drawing down on certain credit facilities and entering into certain term loans to ensure financial flexibility and maintain maximum liquidity; (vii) engaging with landlords to negotiate rent deferrals or other rent concessions; (viii) working with vendors to extend payment terms; and (ix) postponing its decision related to the payment of its quarterly cash dividend.
In response to the COVID-19 pandemic, governments in various jurisdictions have implemented relief programs to provide assistance in the form of wage subsidies and tax related payment deferrals (related to payroll, income, sales and other taxes). The Company is leveraging these relief initiatives where able to help mitigate expenses and provide additional liquidity. An example of such an economic relief program is the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act, which was enacted by the U.S. government in March 2020. The provisions of the Act include the deferral of the employer portion of social security taxes, creation of refundable employee retention tax credits, relaxation of the net interest deduction limitations, technical amendment for qualified improvement property deduction and modification of net operating loss carryback periods.

In light of store closures, the Company has taken certain actions with respect to certain of its existing leases, including engaging with landlords to discuss rent deferrals as well as other rent concessions. Consistent with updated guidance from the Financial Accounting Standards Board (“FASB”) in April 2020, the Company has elected to treat such agreed-upon payment deferrals related to the COVID-19 pandemic as if there were no modifications to the lease contract and has accrued such amounts within the current portion of operating lease liabilities in the Company’s condensed consolidated balance sheet. The Company has elected to treat other rent concessions which result in reduced lease payments as variable lease payments if the concessions that are provided are for a period of less than 12 months. For any rent concessions which reduce the lease payments for a period of more than 12 months or change the payment terms from minimum rental amounts to amounts based on a percentage of sales volume for the remainder of the lease term, the Company has elected to treat such changes as lease modifications under the current lease guidance.
Revenue Recognition
The Company recognizes the majority of its revenue from its direct-to-consumer (brick-and-mortar retail stores and concessions as well as e-commerce) and wholesale distribution channels at a point in time when it satisfies a performance obligation and transfers control of the product to the respective customer.
The Company also recognizes royalty revenue from its trademark license agreements. The Company’s trademark license agreements represent symbolic licenses that are dependent on the Company’s continued support over the term of the license agreement. The amount of revenue that is recognized from the licensing arrangements is based on sales-based royalty and advertising fund contributions as well as specific fixed payments, where applicable. The Company’s trademark license agreements customarily provide for a multi-year initial term ranging from three to ten years, and may contain options to renew prior to expiration for an additional multi-year period. The unrecognized portion of upfront payments is included in deferred royalties in accrued expenses and other long-term liabilities depending on the short or long-term nature of the payments to be recognized. As of May 2, 2020, the Company had $6.5 million and $17.1 million of deferred royalties related to these upfront payments included in accrued expenses and other long-term liabilities, respectively. This compares to $6.7 million and $18.7 million of deferred royalties related to these upfront payments included in accrued expenses and other long-term liabilities, respectively, at February 1, 2020. During the three months ended May 2, 2020 and May 4, 2019, the Company recognized $3.6 million and $3.1 million in net royalties related to the amortization of the deferred royalties, respectively.
Refer to Note 8 for further information on disaggregation of revenue by segment and country.
Allowance for Doubtful Accounts
During the first quarter of fiscal 2021, the Company adopted authoritative guidance related to the measurement of credit losses on financial instruments. This guidance replaces the current “as incurred” loss model with an “expected loss” model which requires the recognition of an allowance for credit losses expected to be incurred over an asset’s lifetime. The adoption of this guidance did not have a material impact on the Company’s allowance for doubtful accounts.
In the normal course of business, the Company grants credit directly to certain wholesale customers after a credit analysis is performed based on financial and other criteria. Accounts receivable are recorded net of an allowance for doubtful accounts. The Company maintains allowances for doubtful accounts for estimated losses that may result from the inability of its wholesale customers and licensing partners to make their required payments. The Company bases its allowances on analysis of the aging of accounts receivable at the date of the financial statements, assessments of historical and current collection trends, an evaluation of the impact of current and future forecasted economic conditions and whether the Company has obtained credit insurance or other guarantees. Management performs regular evaluations concerning the ability of its customers and records a provision for doubtful accounts based on these evaluations.

As of May 2, 2020, approximately 54% of the Company’s total net trade accounts receivable and 66% of its European net trade receivables were subject to credit insurance coverage, certain bank guarantees or letters of credit for collection purposes. The Company’s credit insurance coverage contains certain terms and conditions specifying deductibles and annual claim limits. Management evaluates the creditworthiness of the counterparties to the credit insurance, bank guarantees, and letters of credit and records a provision for the risk of loss on these instruments based on these evaluations as considered necessary.
The Company’s credit losses for the periods presented were not significant compared to sales and did not significantly exceed management’s estimates. Refer to Note 5 for further information on the Company’s allowance for doubtful accounts.
Other Assets
During fiscal 2019, the Company invested $8.3 million in a privately-held apparel company and holds a 30% minority interest. The Company’s ownership in this company is accounted for under the equity method of accounting. The Company recognized its proportionate share of net losses of $2.1 million in other expense in its condensed consolidated statements of loss during the three months ended May 2, 2020.
New Accounting Guidance
Changes in Accounting Policies
In June 2016, the FASB issued authoritative guidance related to the measurement of credit losses on financial instruments. This guidance replaces the current “as incurred” loss model with an “expected loss” model which requires the recognition of an allowance for credit losses expected to be incurred over an asset’s lifetime. The measurement of expected credit losses is based on relevant information about past events, current conditions and reasonable and supportable forecasts impacting the collectibility of the reported amounts. This guidance was adopted as of February 2, 2020 on a modified retrospective basis and did not have a material impact on the Company’s consolidated financial statements or related disclosures.
In August 2018, the FASB issued authoritative guidance to modify the disclosure requirements on fair value measurements. This guidance was adopted as of February 2, 2020 on a prospective basis and did not have a material impact on the Company’s related disclosures.
In August 2018, the FASB issued authoritative guidance to align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The Company adopted this guidance as of February 2, 2020 on a prospective basis. Prior to the adoption of this guidance, the Company capitalized implementation costs related to a hosting arrangement that is a service contract to property and equipment, net in the Company’s consolidated balance sheets and included such expenditures within the investing section of the Company’s consolidated statements of cash flows. These assets were amortized over their estimated useful life with the related amortization included in depreciation and amortization in either cost of product sales or selling, general and administrative (“SG&A”) expenses in the Company’s consolidated statements of income (loss) depending on the nature of how the assets were used. Subsequent to the adoption of this guidance, these costs are included within other current assets or other assets in the Company’s consolidated balance sheets depending on the short or long-term nature of the underlying hosting agreement with such expenditures included in the operating section of the Company’s consolidated statements of cash flows. These assets are now amortized over the shorter of the estimated useful life or the term of the underlying hosting agreement, including any probable renewal periods, with the related amortization included in cost of product sales or SG&A expenses in the Company’s consolidated statements of income (loss), consistent with the presentation of the expense related to the underlying hosting arrangement. The adoption of this guidance, including the different classification requirements for the implementation costs, did not have a material impact on the Company’s consolidated financial statements or the related disclosures.

Recently Issued Accounting Guidance
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
The Company’s lease agreements primarily provide for lease payments based on a minimum annual rental amount, a percentage of annual sales volume, periodic adjustments related to inflation or a combination of such lease payments. Certain retail store leases provide for lease payments based upon the minimum annual rental amount and a percentage of annual sales volume, generally ranging from 3% to 24%, when specific sales volumes are exceeded. The Company’s retail concession leases also provide for lease payments primarily based upon a percentage of annual sales volume, which averages approximately 36%.
In addition to the amounts as disclosed below, the Company has estimated additional operating lease commitments of approximately $10.9 million for leases where the Company has not yet taken possession of the underlying asset as of May 2, 2020. As such, the related operating lease ROU assets and operating lease liabilities have not been recognized in the Company’s condensed consolidated balance sheet as of May 2, 2020.

As of May 2, 2020 and February 1, 2020, the components of leases are as follows (in thousands):

	Balance Sheet Location	May 2, 2020	Feb 1, 2020
Assets
Operating	Operating lease right-of-use assets	$778,030	$851,990
Finance	Property and equipment, net	15,159	15,972
Total lease assets		$793,189	$867,962

Liabilities
Current:
Operating	Current portion of operating lease liabilities	$226,967	$192,066
Finance	Current portion of borrowings and finance lease obligations	2,629	2,273
Noncurrent:
Operating	Long-term operating lease liabilities	659,947	714,079
Finance	Long-term debt and finance lease obligations	13,222	14,262
Total lease liabilities		$902,765	$922,680

As of May 2, 2020 and May 4, 2019, the components of lease costs are as follows (in thousands):

		Three Months Ended
	Income Statement Location	May 2, 2020	May 4, 2019
Operating lease costs	Cost of product sales	$55,369	$58,816
Operating lease costs	Selling, general and administrative expenses	5,176	5,264
Finance lease costs
Amortization of leased assets[1]	Cost of product sales	681	43
Amortization of leased assets[1]	Selling, general and administrative expenses	1,278	543
Interest on lease liabilities	Interest expense	282	287
Variable lease costs[2]	Cost of product sales	14,348	24,825
Variable lease costs[2]	Selling, general and administrative expenses	579	827
Short-term lease costs	Cost of product sales	239	—
Short-term lease costs	Selling, general and administrative expenses	1,789	212
Total lease costs		$79,741	$90,817
______________________________________________________________________
Notes:

[1]
Amortization of leased assets related to finance leases are included in depreciation expense within cost of product sales or selling, general and administrative expenses depending on the nature of the asset in the Company’s condensed consolidated statements of loss.

[2]	During the three months ended May 2, 2020, variable lease costs included certain rent concessions granted related to the COVID-19 pandemic. Refer to Note 1 for further information.

Maturities of the Company’s operating and finance lease liabilities as of May 2, 2020 are as follows (in thousands):

Maturity of Lease Liabilities	Operating Leases	Finance Leases	Total
2021[1]	$185,976	$2,441	$188,417
2022	198,951	3,660	202,611
2023	164,949	3,251	168,200
2024	136,666	3,072	139,738
2025	95,606	2,289	97,895
After 2025	189,303	4,867	194,170
Total lease payments	971,451	19,580	991,031
Less: Interest	84,537	3,729	88,266
Present value of lease liabilities	$886,914	$15,851	$902,765
______________________________________________________________________
Notes:

[1]
Represents the maturity of lease liabilities for the remainder of fiscal 2021 and also includes rent payments that have been deferred due to the COVID-19 pandemic. This amount does not include payments made during the three months ended May 2, 2020.

Other supplemental information is as follows (dollars in thousands):

Lease Term and Discount Rate	May 2, 2020
Weighted-average remaining lease term (years)
Operating leases	5.8 years
Finance leases	6.1 years
Weighted-average discount rate
Operating leases	3.5%
Finance leases	7.1%

	Three Months Ended
Supplemental Cash Flow Information	May 2, 2020	May 4, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$32,618	$62,082
New operating ROU assets obtained in exchange for lease liabilities	$16,332	$68,804

Impairment
During the three months ended May 2, 2020, the Company recorded asset impairment charges of $28.2 million related primarily to ROU assets at certain retail locations in North America and, to a lesser extent, Europe. The asset impairment charges were determined based on the excess of carrying value over the fair value of the ROU assets. The Company uses estimates of market participant rents to calculate fair value of the ROU assets. There were no asset impairment charges recorded related to the Company’s ROU assets during the three months ended May 4, 2019. Refer to Note 15 for more information on the Company’s impairment testing.

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
The computation of basic and diluted net loss per common share attributable to common stockholders is as follows (in thousands, except per share data):

	Three Months Ended
	May 2, 2020	May 4, 2019
Net loss attributable to Guess?, Inc.	$(157,666)	$(21,374)
Less net earnings attributable to nonvested restricted stockholders	—	161
Net loss attributable to common stockholders	$(157,666)	$(21,535)

Weighted average common shares used in basic computations	65,715	79,925
Effect of dilutive securities:
Stock options and restricted stock units[1]	—	—
Weighted average common shares used in diluted computations	65,715	79,925

Net loss per common share attributable to common stockholders:
Basic	$(2.40)	$(0.27)
Diluted	$(2.40)	$(0.27)

______________________________________________________________________
Notes:

[1]
For the three months ended May 2, 2020 and May 4, 2019, there were 484,674 and 1,052,518, respectively, of potentially dilutive shares that were not included in the computation of diluted weighted average common shares and common equivalent shares outstanding because their effect would have been antidilutive given the Company’s net loss.

For the three months ended May 2, 2020 and May 4, 2019, equity awards granted for 3,157,824 and 2,137,004, respectively, of the Company’s common shares were outstanding but were excluded from the computation of diluted weighted average common shares and common equivalent shares outstanding because the assumed proceeds, as calculated under the treasury stock method, resulted in these awards being antidilutive. The Company excluded 227,729 and 1,075,085 nonvested stock units which are subject to the achievement of performance-based vesting conditions from the computation of diluted weighted average common shares and common equivalent shares outstanding because these conditions were not achieved as of May 2, 2020 and May 4, 2019, respectively.
The conversion spread on the Company’s convertible senior notes will have a dilutive impact on diluted earnings per share when the average market price of the Company’s common stock for a given period exceeds the conversion price of $25.78 per share of common stock. For the three months ended May 2, 2020 and May 4, 2019, the convertible senior notes have been excluded from the computation of diluted earnings per share as the effect would be antidilutive since the conversion price of the convertible senior notes exceeded the average market price of the Company’s common stock. Warrants to initially purchase 11.6 million shares of the Company’s common shares at an initial strike price of $46.88 per share were outstanding as of May 2, 2020. These warrants were excluded from the computation of diluted earnings per share since the warrants’ adjusted strike price was greater than the average market price of the Company’s common stock during the three months ended May 2, 2020 and May 4, 2019. See Note 10 for more information regarding the Company’s convertible senior notes.

(4)	Stockholders’ Equity
Share Repurchase Program
On June 26, 2012, the Company’s Board of Directors authorized a program to repurchase, from time-to-time and as market and business conditions warrant, up to $500 million of the Company’s common stock. Repurchases under the program may be made on the open market or in privately negotiated transactions, pursuant to Rule 10b5-1 trading plans or other available means. There is no minimum or maximum number of shares to be repurchased under the program, which may be discontinued at any time, without prior notice. There were no shares repurchased under the program during the three months ended May 2, 2020. The Company repurchased 10,264,052 shares at an aggregate cost of $201.5 million during the three months ended May 4, 2019, which is inclusive of the shares repurchased under the accelerated share repurchase agreement (the “ASR Contract”) as described below. As of May 2, 2020, the Company had remaining authority under the program to purchase $86.7 million of its common stock.
On April 26, 2019, pursuant to existing stock repurchase authorizations, the Company entered into an ASR Contract with JPMorgan Chase Bank, National Association (in such capacity, the “ASR Counterparty”), to repurchase an aggregate of $170 million of the Company’s common stock. Under the ASR Contract, the Company made an initial payment of $170 million to the ASR Counterparty and received an initial delivery of approximately 5.2 million shares of common stock, which represented approximately $102 million (or 60%) of the ASR Contract. The Company received a final delivery of an additional 5.4 million shares, or $68 million, under its ASR Contract during the third quarter of fiscal 2020. The final share amount was determined based on the daily volume-weighted average price since the effective date of the ASR Contract, less the applicable contractual discount. When combined with the 5.2 million upfront shares received at the inception of the ASR in April 2019, the Company repurchased approximately 10.6 million of its shares under the ASR at an average repurchase price of $16.09 per share. All shares were repurchased in accordance with the Company’s publicly announced ASR program, which was completed during the third quarter of fiscal 2020. The shares delivered under the ASR Contract reduced the Company’s outstanding shares and its weighted average number of common shares outstanding for purposes of calculating basic and diluted earnings per share.
Dividends
During the first quarter of fiscal 2021, the Company announced that its Board of Directors had deferred the decision with respect to the payment of its quarterly cash dividend. While the Company remains committed to returning capital to shareholders through a dividend on a long-term basis, the Board of Directors has decided to continue to postpone its decision with respect to the payment of its quarterly cash dividend at this time in order to preserve the Company’s cash position and provide continued financial flexibility in light of the uncertainties related to the COVID-19 pandemic. As a result, there was no cash dividend declared during the three months ended May 2, 2020. During the three months ended May 2, 2020, dividends paid related to the vesting of restricted stock units that are considered non-participating securities and are only entitled to dividend payments once the respective awards vest. During the three months ended May 4, 2019, the Company declared a cash dividend of $0.225 per share.
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

Accumulated Other Comprehensive Income (Loss)
The changes in accumulated other comprehensive income (loss), net of related income taxes, for the three months ended May 2, 2020 and May 4, 2019 are as follows (in thousands):

	Three Months Ended May 2, 2020
	Foreign Currency Translation Adjustment	Derivative Financial Instruments Designated as Cash Flow Hedges	Defined Benefit Plans	Total
Balance at February 1, 2020	$(137,289)	$6,300	$(8,921)	$(139,910)
Gains (losses) arising during the period	(14,873)	3,180	(1)	(11,694)
Reclassification to net loss for (gains) losses realized	—	(1,769)	71	(1,698)
Net other comprehensive income (loss)	(14,873)	1,411	70	(13,392)
Balance at May 2, 2020	$(152,162)	$7,711	$(8,851)	$(153,302)

	Three Months Ended May 4, 2019
	Foreign Currency Translation Adjustment	Derivative Financial Instruments Designated as Cash Flow Hedges	Defined Benefit Plans	Total
Balance at February 2, 2019	$(119,546)	$2,999	$(9,632)	$(126,179)
Cumulative adjustment reclassified from retained earnings due to adoption of new accounting guidance[1]	—	1,981	—	1,981
Gains (losses) arising during the period	(12,377)	3,864	96	(8,417)
Reclassification to net loss for (gains) losses realized	—	(181)	90	(91)
Net other comprehensive income (loss)	(12,377)	3,683	186	(8,508)
Balance at May 4, 2019	$(131,923)	$8,663	$(9,446)	$(132,706)

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

Details on reclassifications out of accumulated other comprehensive income (loss) to net loss during the three months ended May 2, 2020 and May 4, 2019 are as follows (in thousands):

	Three Months Ended		Location of (Gain) Loss Reclassified from Accumulated OCI into Loss
	May 2, 2020	May 4, 2019
Derivative financial instruments designated as cash flow hedges:
Foreign exchange currency contracts	$(1,991)	$(230)	Cost of product sales
Interest rate swap	3	(46)	Interest expense
Less income tax effect	219	95	Income tax benefit
	(1,769)	(181)
Defined benefit plans:
Net actuarial loss amortization	96	111	Other income (expense)
Prior service credit amortization	(16)	(10)	Other income (expense)
Less income tax effect	(9)	(11)	Income tax benefit
	71	90
Total reclassifications during the period	$(1,698)	$(91)

(5)	Accounts Receivable
Accounts receivable is summarized as follows (in thousands):

	May 2, 2020	Feb 1, 2020
Trade	$220,942	$309,508
Royalty	14,876	12,775
Other	14,359	13,429
	250,177	335,712
Less allowances[1]	10,645	8,431
	$239,532	$327,281

______________________________________________________________________
Notes:

[1]
During the first quarter of fiscal 2021, the Company adopted authoritative guidance related to the measurement of credit losses on financial instruments. This guidance replaces the current “as incurred” loss model with an “expected loss” model which requires the recognition of an allowance for credit losses expected to be incurred over an asset’s lifetime. The adoption of this guidance did not have a material impact on the Company’s allowance for doubtful accounts. Refer to Note 1 for further information.

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

(6)	Inventories
Inventories consist of the following (in thousands):

	May 2, 2020	Feb 1, 2020
Raw materials	$565	$399
Work in progress	48	52
Finished goods	391,877	392,678
	$392,490	$393,129

The above balances include an allowance to write down inventories to the lower of cost or net realizable value of $39.5 million and $24.5 million as of May 2, 2020 and February 1, 2020, respectively.

(7)	Income Taxes
Effective Tax Rate
Income tax expense for the interim periods was computed using the tax rate estimated to be applicable for the full fiscal year, adjusted for discrete items. The Company’s effective income tax rate was a benefit of 14.1% for the three months ended May 2, 2020, compared to a benefit of 11.7% for the three months ended May 4, 2019. During the three months ended May 2, 2020, the Company recognized a tax benefit of approximately $11.8 million from a tax rate change related to the ability to carryback net operating losses to tax years with a higher federal corporate tax rate as allowed under the CARES Act enacted in March 2020. This benefit was partially offset by a valuation allowance of $3.7 million resulting from jurisdictions where there have been cumulative net operating losses, limiting the Company’s ability to consider other subjective evidence to continue to recognize the existing deferred tax assets. Excluding the impact of these items, the change in the effective tax rate was due primarily to a shift in the distribution of earnings among the Company’s tax jurisdictions during the three months ended May 2, 2020, compared to the same prior-year period.
Unrecognized Tax Benefit
From time-to-time, the Company is subject to routine income and other tax audits on various tax matters around the world in the ordinary course of business. As of May 2, 2020, several tax audits were ongoing for various periods in multiple jurisdictions. These audits could conclude with an assessment of additional tax liability for the Company. These assessments could arise as the result of timing or permanent differences and could be material to the Company’s net income or future cash flows. In the event the Company disagrees with an assessment from a taxing authority, the Company may elect to appeal, litigate, pursue settlement or take other actions. The Company accrues an amount for its estimate of additional tax liability which the Company, more likely than not, will incur as a result of the ultimate resolution of tax audits (“uncertain tax positions”). The Company reviews and updates the estimates used in the accrual for uncertain tax positions, as appropriate, as more definitive information or interpretations become available from taxing authorities, upon completion of tax audits, upon receipt of assessments, upon expiration of statutes of limitation, or upon occurrence of other events.
The Company had aggregate accruals for uncertain tax positions, including penalties and interest, of $34.6 million and $34.0 million as of May 2, 2020 and February 1, 2020, respectively. This includes an accrual of $19.9 million for the estimated transition tax related to the 2017 Tax Cuts and Jobs Act for each of the periods ended May 2, 2020 and February 1, 2020.

(8)	Segment Information
The Company’s businesses are grouped into five reportable segments for management and internal financial reporting purposes: Americas Retail, Americas Wholesale, Europe, Asia and Licensing. The Company’s Americas Retail, Americas Wholesale, Europe and Licensing reportable segments are the same as their respective operating segments. Certain components of the Company’s Asia operating segment are separate operating segments based on region, which have been aggregated into the Asia reportable segment for disclosure purposes. Management evaluates segment performance based primarily on revenues and earnings (loss) from operations before corporate performance-based compensation costs, asset impairment charges, net gains (losses) on lease terminations, restructuring charges and certain non-recurring credits (charges), if any. The Company believes this segment reporting reflects how its business segments are managed and how each segment’s performance is evaluated by the Company’s chief operating decision maker to assess performance and make resource allocation decisions. The Americas Retail segment includes the Company’s retail and e-commerce operations in the Americas. The Americas Wholesale segment includes the Company’s wholesale operations in the Americas. The Europe segment includes the Company’s retail, e-commerce and wholesale operations in Europe and the Middle East. The Asia segment includes the Company’s retail, e‑commerce and wholesale operations in Asia and the Pacific. The Licensing segment includes the worldwide licensing operations of the Company. The business segment operating results exclude corporate overhead costs, which consist of shared costs of the organization, asset impairment charges, net gains (losses) on lease terminations, restructuring charges and certain non-recurring credits (charges), if any. Corporate overhead costs are presented separately and generally include, among other things, the following unallocated corporate costs: accounting and finance, executive compensation, corporate performance-based compensation, facilities, global advertising and marketing, human resources, information technology and legal.

Net revenue and earnings (loss) from operations are summarized as follows for the three months ended May 2, 2020 and May 4, 2019 (in thousands):

	Three Months Ended
	May 2, 2020	May 4, 2019
Net revenue:
Americas Retail	$74,584	$176,423
Americas Wholesale	25,875	46,205
Europe	106,473	210,055
Asia	40,385	85,190
Licensing	12,934	18,818
Total net revenue	$260,251	$536,691
Earnings (loss) from operations:
Americas Retail	$(36,673)	$(1,812)
Americas Wholesale	1,624	7,814
Europe	(44,406)	(16,327)
Asia	(22,777)	(3,203)
Licensing	10,094	16,644
Total segment earnings (loss) from operations	(92,138)	3,116
Corporate overhead	(16,921)	(25,812)
Asset impairment charges[1]	(52,972)	(1,775)
Net losses on lease terminations[2]	(456)	—
Total loss from operations	$(162,487)	$(24,471)
______________________________________________________________________
Notes:

[1]
During the three months ended May 2, 2020, the Company recognized asset impairment charges related primarily to impairment of certain operating lease right-of-use assets and impairment of property and equipment related to certain retail locations resulting from lower revenue and future cash flow projections resulting from the ongoing effects of the COVID-19 pandemic. During the three months ended May 4, 2019, the Company’s asset impairment charges related primarily to impairment of property and equipment related to certain retail locations resulting from under-performance and expected store closures. Refer to Note 2 and Note 15 for more information regarding these asset impairment charges.

[2]	During the three months ended May 2, 2020, the Company recorded net losses on lease terminations related primarily to the early termination of certain lease agreements.
The table below presents information regarding geographic areas in which the Company operated. Net revenue is classified primarily based on the country where the Company’s customer is located (in thousands):

	Three Months Ended
	May 2, 2020	May 4, 2019
Net revenue:
U.S.	$69,465	$164,371
South Korea	21,224	33,917
Italy	19,352	50,435
Canada	16,677	38,581
Spain	12,996	27,997
Other foreign countries	107,603	202,572
Total product sales	247,317	517,873
Net royalties	12,934	18,818
Net revenue	$260,251	$536,691

Due to the seasonal nature of the Company’s business segments, the above net revenue and operating results are not necessarily indicative of the results that may be expected for the full fiscal year.

(9)	Borrowings and Finance Lease Obligations
Borrowings and finance lease obligations are summarized as follows (in thousands):

	May 2, 2020	Feb 1, 2020
Borrowings under credit facilities	$193,725	$3,957
Term loans	24,705	—
Mortgage debt	18,923	19,132
Finance lease obligations	15,851	16,535
Other	2,101	2,636
	255,305	42,260
Less current installments	160,501	9,490
Long-term debt and finance lease obligations	$94,804	$32,770

Credit Facilities
On April 21, 2020, the Company entered into an amendment of its senior secured asset-based revolving credit facility with Bank of America, N.A. and the other lenders party thereto to extend the maturity date of the credit facility to April 21, 2023, among other changes (as amended, the “Credit Facility”). The Credit Facility provides for a borrowing capacity in an amount up to $120 million, including a Canadian sub-facility up to $20 million, subject to a borrowing base. Based on applicable accounts receivable and inventory balances as of May 2, 2020, the Company could have borrowed up to $91 million under the Credit Facility. The Credit Facility has an option to expand the borrowing capacity by up to $180 million subject to certain terms and conditions, including the willingness of existing or new lenders to assume such increased amount. The Credit Facility is available for direct borrowings and the issuance of letters of credit, subject to certain letters of credit sublimits, and may be used for working capital and other general corporate purposes.
All obligations under the Credit Facility are unconditionally guaranteed by the Company and the Company’s existing and future domestic and Canadian subsidiaries, subject to certain exceptions, and are secured by a first priority lien on substantially all of the assets of the Company and such domestic and Canadian subsidiaries, as applicable.
Direct borrowings under the Credit Facility made by the Company and its domestic subsidiaries shall bear interest at the U.S. base rate plus an applicable margin (varying from 0.75% to 1.25%) or at LIBOR plus an applicable margin (varying from 1.75% to 2.25%), provided that LIBOR may not be less than 1.0%. The U.S. base rate is based on the greater of (i) the U.S. prime rate, (ii) the federal funds rate, plus 0.5%, and (iii) LIBOR for a 30-day interest period, plus 1.0%. Direct borrowings under the Credit Facility made by the Company’s Canadian subsidiaries shall bear interest at the Canadian prime rate plus an applicable margin (varying from 0.75% to 1.25%) or at the Canadian BA rate plus an applicable margin (varying from 1.75% to 2.25%), provided that the Canadian BA rate may not be less than 1.0%. The Canadian prime rate is based on the greater of (i) the Canadian prime rate and (ii) the Canadian BA rate for a one-month interest period, plus 1.0%, provided that the Canadian prime rate may not be less than zero. The applicable margins are calculated quarterly and vary based on the average daily availability of the aggregate borrowing base. The Company is also obligated to pay certain commitment, letter of credit and other fees customary for a credit facility of this size and type. As of May 2, 2020, the Company had $2.3 million in outstanding standby letters of credit, no outstanding documentary letters of credit and $55.0 million in outstanding borrowings under the Credit Facility.

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
The Company, through its European subsidiaries, maintains short-term committed and uncommitted borrowing agreements, primarily for working capital purposes, with various banks in Europe. Some of these agreements include certain equity-based financial covenants. As of May 2, 2020, the Company had $133.4 million in outstanding borrowings, no outstanding documentary letters of credit and $0.6 million available for future borrowings under these agreements. The agreements are denominated primarily in euros and provide for annual interest rates ranging from 0.7% to 1.1%.
The Company, through its China subsidiary, maintains a short-term uncommitted bank borrowing agreement, primarily for working capital purposes. The multicurrency borrowing agreement provides for borrowing up to $20.0 million. The Company had $5.3 million and $4.0 million in outstanding borrowings under this agreement as of May 2, 2020 and February 1, 2020, respectively.
Term Loans
As a precautionary measure to ensure financial flexibility and maintain maximum liquidity in response to the COVID-19 pandemic, in addition to drawing down on certain of the credit facilities as noted above, the Company also entered into term loans with certain banks in Europe during the first quarter of fiscal 2021. These loans have terms ranging from one-to-four years and provide annual interest rates ranging between 0.5% to 1.5%. Certain of these loans also have an option to extend the term for a period of up to five years, subject to certain terms and conditions. As of May 2, 2020, the Company had outstanding borrowings of $24.7 million under these borrowing arrangements.
Mortgage Debt
On February 16, 2016, the Company entered into a ten-year $21.5 million real estate secured loan (the “Mortgage Debt”). The Mortgage Debt is secured by the Company’s U.S. distribution center based in Louisville, Kentucky and provides for monthly principal and interest payments based on a 25-year amortization schedule, with the remaining principal balance and any accrued and unpaid interest due at maturity. Outstanding principal balances under the Mortgage Debt bear interest at the one-month LIBOR rate plus 1.5%. As of May 2, 2020, outstanding borrowings under the Mortgage Debt, net of debt issuance costs of $0.1 million, were $18.9 million. At February 1, 2020, outstanding borrowings under the Mortgage Debt, net of debt issuance costs of $0.1 million, were $19.1 million.
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

On February 16, 2016, the Company also entered into a separate interest rate swap agreement, designated as a cash flow hedge, that resulted in a swap fixed rate of approximately 3.06%. This interest rate swap agreement matures in January 2026 and converts the nature of the Mortgage Debt from LIBOR floating-rate debt to fixed-rate debt. The fair value of the interest rate swap liability was approximately $1.2 million and $0.3 million as of May 2, 2020 and February 1, 2020, respectively.
Finance Lease Obligations
During fiscal 2018, the Company entered into a finance lease related to equipment used in its European distribution center located in the Netherlands. The finance lease primarily provides for monthly minimum lease payments through May 2027 with an effective interest rate of approximately 6%. As of May 2, 2020 and February 1, 2020, the finance lease obligation was $12.1 million and $12.6 million, respectively.
The Company also has smaller finance leases related primarily to computer hardware and software. As of May 2, 2020 and February 1, 2020, these finance lease obligations totaled $3.8 million and $4.0 million, respectively.
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

Under GAAP, certain convertible debt instruments that may be settled in cash on conversion are required to be separately accounted for as liability and equity components of the instrument in a manner that reflects the issuer’s non-convertible debt borrowing rate. Accordingly, in accounting for the issuance of the Notes, the Company separated the Notes into liability and equity components. The liability component was recorded at fair value, which was derived from a valuation technique used to calculate the fair value of a similar liability without an associated conversion feature. The carrying amount of the equity component, which was recognized as a debt discount, represented the difference between the proceeds from the issuance of the Notes and the fair value of the liability component of the Notes. The excess of the principal amount of the liability component over its carrying amount (“debt discount”) will be amortized to interest expense using an effective interest rate of 6.8% over the term of the Notes. The equity component is not remeasured as long as it continues to meet the conditions for equity classification. During the three months ended May 2, 2020, the Company recorded approximately $2.6 million of interest expense related to the amortization of the debt discount. During the three months ended May 4, 2019, the Company recorded approximately $0.2 million of interest expense related to the amortization of the debt discount.
Debt issuance costs related to the Notes were comprised of discounts and commissions payable to the initial purchasers of $3.8 million and third-party offering costs of approximately $1.5 million. In accounting for the debt issuance costs related to the issuance of the Notes, the Company allocated the total amount incurred to the liability and equity components based on their relative values. Debt issuance costs attributable to the liability component were recorded as a contra-liability and are presented net against the convertible senior notes balance on the Company’s condensed consolidated balance sheets. These costs are amortized to interest expense using the effective interest method over the term of the Notes. During the three months ended May 2, 2020, the Company recorded $0.2 million related to the amortization of debt issuance costs. During the three months ended May 4, 2019, amortization of debt issuance costs was minimal. Debt issuance costs attributable to the equity component are netted with the equity component in stockholders’ equity.
The Notes consist of the following components as of May 2, 2020 and February 1, 2020 (in thousands):

	May 2, 2020	Feb 1, 2020
Liability component:
Principal	$300,000	$300,000
Unamortized debt discount	(46,418)	(49,017)
Unamortized issuance costs	(3,406)	(3,620)
Net carrying amount	$250,176	$247,363

Equity component, net[1]	$42,320	$42,320
______________________________________________________________________
Notes:

[1]	Included in paid-in capital within stockholders’ equity on the condensed consolidated balance sheets and is net of debt issuance costs and deferred taxes.
As of May 2, 2020 and February 1, 2020, the fair value of the Notes was approximately $133.5 million and $272.0 million, respectively. The fair value of the Notes is determined based on inputs that are observable in the market and have been classified as Level 2 in the fair value hierarchy.

Convertible Bond Hedge and Warrant Transactions
In connection with the offering of the Notes, the Company entered into convertible note hedge transactions whereby the Company had the option to purchase a total of approximately 11.6 million shares of its common stock at an initial strike price of approximately $25.78 per share, in each case subject to adjustment in certain circumstances. The total cost of the convertible note hedge transactions was $61.0 million. In addition, the Company sold warrants whereby the holders of the warrants had the option to purchase a total of approximately 11.6 million shares of the Company’s common stock at an initial strike price of $46.88 per share. Both the number of shares underlying the convertible note hedges and warrants and the strike price of the instruments are subject to customary adjustments. The Company received $28.1 million in cash proceeds from the sale of these warrants. Taken together, the purchase of the convertible note hedges and sale of the warrants are intended to offset dilution from the conversion of the Notes to the extent the market price per share of the Company’s common stock exceeds the adjusted strike price of the convertible note hedges. The warrant transaction may have a dilutive effect with respect to the Company’s common stock to the extent the market price per share of the Company’s common stock exceeds the adjusted strike price of the warrants. As these transactions meet certain accounting criteria, the convertible note hedges and warrants are recorded in stockholders’ equity, are not accounted for as derivatives and are not remeasured each reporting period.
The Company had a deferred tax liability of $11.2 million in connection with the debt discount associated with the Notes and a deferred tax asset of $12.3 million in connection with the convertible note hedge transactions for each of the periods ended May 2, 2020 and February 1, 2020. The net deferred tax impact was included in deferred tax assets on the Company’s condensed consolidated balance sheets.

(11)	Share-Based Compensation
The following table summarizes the share-based compensation expense recognized under all of the Company’s stock plans during the three months ended May 2, 2020 and May 4, 2019 (in thousands):

	Three Months Ended
	May 2, 2020	May 4, 2019
Stock options	$695	$590
Stock awards/units	4,926	3,815
Employee Stock Purchase Plan	165	63
Total share-based compensation expense	$5,786	$4,468

Unrecognized compensation cost related to nonvested stock options and nonvested stock awards/units totaled approximately $7.6 million and $20.2 million, respectively, as of May 2, 2020. This cost is expected to be recognized over a weighted average period of 1.8 years.
There were no stock options granted during the three months ended May 2, 2020. The weighted average grant date fair value of stock options granted was $6.72 during the three months ended May 4, 2019.
Grants
As a precautionary measure to maintain maximum liquidity in response to the COVID-19 pandemic, the Company elected to pay out its fiscal 2020 corporate bonus in stock awards rather than cash compensation. As such, on April 27, 2020, the Company issued 811,944 restricted stock units that vested immediately. These awards were granted to certain of the Company’s employees that were eligible to receive the corporate bonus based on the satisfaction of certain performance measures during fiscal 2020.
In connection with a new employment agreement entered into between the Company and Carlos Alberini (the “Alberini Employment Agreement”), who became the Company’s Chief Executive Officer on February 20, 2019, the Company granted Mr. Alberini 600,000 stock options and 250,000 nonvested stock units which were subject to the achievement of certain performance-based vesting conditions. Mr. Alberini was also granted 150,000 restricted stock units which were considered contingently returnable as a result of certain service conditions set forth in the Alberini Employment Agreement. The service conditions were satisfied during the three months ended May 2, 2020.

On June 10, 2019, the Company made a special grant of 1,077,700 stock options to certain of its employees. On June 20, 2019, the Company also granted select key management 205,339 nonvested stock units which were subject to certain performance-based vesting conditions.
Annual Grants
On April 13, 2020, the Company made an annual grant of 743,800 nonvested stock awards/units to its employees. On March 29, 2019, the Company made an annual grant of 5,100 stock options and 280,700 nonvested stock awards/units to its employees.
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
The following table summarizes the activity for nonvested performance-based units during the three months ended May 2, 2020:

	Number of Units	Weighted Average Grant Date Fair Value
Nonvested at February 1, 2020	1,140,023	$16.66
Vested	(310,199)	13.98
Forfeited	(236,404)	11.72
Nonvested at May 2, 2020	593,420	$20.03

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
The following table summarizes the activity for nonvested market-based units during the three months ended May 2, 2020:

	Number of Units	Weighted Average Grant Date Fair Value
Nonvested at February 1, 2020	288,202	$13.43
Granted[1]	101,566	10.62
Vested[1]	(305,901)	10.62
Nonvested at May 2, 2020	83,867	$20.28

______________________________________________________________________

Notes:

[1]	As a result of the achievement of certain market-based vesting conditions, there were 101,566 shares that vested in addition to the original target number of shares granted in fiscal 2018.

(12)	Related Party Transactions
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
Leases
The Company leases warehouse and administrative facilities, including the Company’s corporate headquarters in Los Angeles, California, from partnerships affiliated with the Marciano Trusts and certain of their affiliates. There were four of these leases in effect as of May 2, 2020 with expiration or option exercise dates ranging from calendar years 2020 to 2021.
Aggregate lease costs recorded under these four related party leases were approximately $1.3 million for each of the three months ended May 2, 2020 and May 4, 2019. The Company believes that the terms of the related party leases have not been significantly affected by the fact that the Company and the lessors are related.
Aircraft Arrangements
The Company periodically charters aircraft owned by entities affiliated with the Marciano Trusts (the “Aircraft Entities”), through informal arrangements with the Aircraft Entities and independent third-party management companies contracted by the Aircraft Entities to manage their aircraft. The total fees paid under these arrangements for the three months ended May 2, 2020 were approximately $0.2 million. There were no fees paid under these arrangements for the three months ended May 4, 2019.
These related party disclosures should be read in conjunction with the disclosure concerning related party transactions in the Company’s Annual Report on Form 10-K for the year ended February 1, 2020.

(13)	Commitments and Contingencies
Investment Commitments
As of May 2, 2020, the Company had an unfunded commitment to invest €3.6 million ($4.0 million) in a private equity fund. Refer to Note 15 for further information.
Legal and Other Proceedings
The Company is involved in legal proceedings, arising both in the ordinary course of business and otherwise, including the proceedings described below as well as various other claims and other matters incidental to the Company’s business. Unless otherwise stated, the resolution of any particular proceeding is not currently expected to have a material adverse impact on the Company’s financial position, results of operations or cash flows. Even if such an impact could be material, we may not be able to estimate the reasonably possible loss or range of loss until developments in the proceedings have provided sufficient information to support an assessment.

The Company has received customs tax assessment notices from the Italian Customs Agency (“ICA”) regarding its customs tax audit of one of the Company’s European subsidiaries for the period from July 2010 through December 2012. Such assessments totaled €9.8 million ($10.8 million), including potential penalties and interest. The Company strongly disagreed with the ICA’s positions and therefore filed appeals with the Milan First Degree Tax Court (“MFDTC”). Those appeals were split into a number of different cases that were then heard by different sections of the MFDTC. The MFDTC ruled in favor of the Company on all of these appeals. The ICA subsequently appealed €9.7 million ($10.7 million) of these favorable MFDTC judgments with the Appeals Court. To date, €8.5 million ($9.3 million) have been decided in favor of the Company and €1.2 million ($1.4 million) have been decided in favor of the ICA. The Company believes that the unfavorable Appeals Court ruling is incorrect and inconsistent with the prior rulings on similar matters by both the MFDTC and other judges within the Appeals Court, and plans to appeal the decision to the Supreme Court. The ICA has appealed most of the favorable Appeals Court rulings to the Supreme Court. To date, of the cases that have been appealed to the Supreme Court, €0.4 million ($0.5 million) have been decided in favor of the Company based on the merits of the case and €1.1 million ($1.2 million) have been remanded back to the lower court for further consideration. There can be no assurances the Company will be successful in the remaining appeals. It also continues to be possible that the Company will receive similar or even larger assessments for periods subsequent to December 2012 or other claims or charges related to the matter in the future. Although the Company believes that it has a strong position and will continue to vigorously defend this matter, it is unable to predict with certainty whether or not these efforts will ultimately be successful or whether the outcome will have a material impact on the Company’s financial position, results of operations or cash flows.
Redeemable Noncontrolling Interests
The Company is party to a put arrangement with respect to the common securities that represent the remaining noncontrolling interest for its majority-owned subsidiary, Guess Brasil Comércio e Distribuição S.A. (“Guess Brazil”), which was established through a majority-owned joint venture during fiscal 2014. The put arrangement for Guess Brazil, representing 40% of the total outstanding equity interest of that subsidiary, may be exercised at the discretion of the noncontrolling interest holder by providing written notice to the Company every third anniversary beginning in March 2019, subject to certain time restrictions. The redemption value of the Guess Brazil put arrangement is based on a multiple of Guess Brazil’s earnings before interest, taxes, depreciation and amortization subject to certain adjustments and is classified as a redeemable noncontrolling interest outside of permanent equity in the Company’s consolidated balance sheet. The carrying value of the redeemable noncontrolling interest related to Guess Brazil was $0.9 million and $1.2 million as of May 2, 2020 and February 1, 2020, respectively.
The Company is also party to a put arrangement with respect to the common securities that represent the remaining noncontrolling interest for its majority-owned subsidiary, Guess? CIS, LLC (“Guess CIS”), which was established through a majority-owned joint venture during fiscal 2016. The put arrangement for Guess CIS, representing 30% of the total outstanding equity interest of that subsidiary, may be exercised at the discretion of the noncontrolling interest holder by providing written notice to the Company during the period beginning after the fifth anniversary of the agreement through December 31, 2025, or sooner in certain limited circumstances. The redemption value of the Guess CIS put arrangement is based on a multiple of Guess CIS’s earnings before interest, taxes, depreciation and amortization subject to certain adjustments and is classified as a redeemable noncontrolling interest outside of permanent equity in the Company’s consolidated balance sheet. The carrying value of the redeemable noncontrolling interest related to Guess CIS was $3.0 million and $3.5 million as of May 2, 2020 and February 1, 2020, respectively.

A reconciliation of the total carrying amount of redeemable noncontrolling interests for the three months ended May 2, 2020 and May 4, 2019 is as follows (in thousands):

	Three Months Ended
	May 2, 2020	May 4, 2019
Beginning balance	$4,731	$4,853
Foreign currency translation adjustment	(797)	(79)
Ending balance	$3,934	$4,774

(14)	Defined Benefit Plans
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
As a non-qualified pension plan, no dedicated funding of the SERP is required; however, the Company has made periodic payments into insurance policies held in a rabbi trust to fund the expected obligations arising under the non-qualified SERP. The amount of any future payments into the insurance policies, if any, may vary depending on investment performance of the trust. The cash surrender values of the insurance policies were $64.0 million and $67.7 million as of May 2, 2020 and February 1, 2020, respectively, and were included in other assets in the Company’s condensed consolidated balance sheets. As a result of changes in the value of the insurance policy investments, the Company recorded unrealized gains (losses) of $(3.1) million and $3.2 million in other income and expense during the three months ended May 2, 2020 and May 4, 2019, respectively. The projected benefit obligation was $51.8 million and $51.9 million as of May 2, 2020 and February 1, 2020, respectively, and was included in accrued expenses and other long-term liabilities in the Company’s condensed consolidated balance sheets depending on the expected timing of payments. SERP benefit payments of $0.6 million and $0.4 million were made during the three months ended May 2, 2020 and May 4, 2019, respectively.
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
As of May 2, 2020 and February 1, 2020, the foreign pension plans had a total projected benefit obligation of $34.3 million and $34.8 million, respectively, and plan assets held in independent investment fiduciaries of $28.4 million and $28.9 million, respectively. The net liability of $6.0 million and $5.9 million was included in other long-term liabilities in the Company’s condensed consolidated balance sheets as of May 2, 2020 and February 1, 2020, respectively.

The components of net periodic defined benefit pension cost for the three months ended May 2, 2020 and May 4, 2019 related to the Company’s defined benefit plans are as follows (in thousands):

	Three Months Ended May 2, 2020
	SERP	Foreign Pension Plans	Total
Service cost	$—	$764	$764
Interest cost	319	8	327
Expected return on plan assets	—	(45)	(45)
Net amortization of unrecognized prior service credit	—	(16)	(16)
Net amortization of actuarial losses	10	86	96
Net periodic defined benefit pension cost	$329	$797	$1,126

	Three Months Ended May 4, 2019
	SERP	Foreign Pension Plans	Total
Service cost	$—	$807	$807
Interest cost	481	68	549
Expected return on plan assets	—	(77)	(77)
Net amortization of unrecognized prior service credit	—	(10)	(10)
Net amortization of actuarial losses	16	95	111
Net periodic defined benefit pension cost	$497	$883	$1,380

(15)	Fair Value Measurements
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

The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of May 2, 2020 and February 1, 2020 (in thousands):

	Fair Value Measurements				Fair Value Measurements
	at May 2, 2020				at Feb 1, 2020
Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Foreign exchange currency contracts	$—	$8,970	$—	$8,970	$—	$4,854	$—	$4,854
Total	$—	$8,970	$—	$8,970	$—	$4,854	$—	$4,854
Liabilities:
Interest rate swap	$—	$1,218	$—	$1,218	$—	$348	$—	$348
Deferred compensation obligations	—	12,594	—	12,594	—	14,091	—	14,091
Total	$—	$13,812	$—	$13,812	$—	$14,439	$—	$14,439

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
The Company included €1.2 million ($1.3 million) in other assets in the Company’s condensed consolidated balance sheet related to its investment in a private equity fund for each of the periods ended May 2, 2020 and February 1, 2020. As permitted in accordance with authoritative guidance, the Company uses net asset value per share as a practical expedient to measure the fair value of this investment and has not included this investment in the fair value hierarchy as disclosed above. During the three months ended May 2, 2020, the Company recorded minimal unrealized losses in other income (expense) as a result of changes in the value of the private equity investment. This compares to unrealized losses of €0.1 million ($0.1 million) included in other income (expense) during the three months ended May 4, 2019. As of May 2, 2020, the Company had an unfunded commitment to invest an additional €3.6 million ($4.0 million) in the private equity fund.
The fair values of the Company’s debt instruments (see Note 9) are based on the amount of future cash flows associated with each instrument discounted using the Company’s incremental borrowing rate. As of May 2, 2020 and February 1, 2020, the carrying value was not materially different from fair value, as the interest rates on the Company’s debt approximated rates currently available to the Company. The fair value of the Company’s convertible senior notes (see Note 10) is determined based on inputs that are observable in the market and have been classified as Level 2 in the fair value hierarchy.
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
An asset is considered to be impaired if the Company determines that the carrying value may not be recoverable based upon its assessment of the asset’s ability to continue to generate earnings from operations and positive cash flow in future periods or if significant changes in the Company’s strategic business objectives and utilization of the assets occurred. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows adjusted for lease payments, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the estimated fair value. The Company uses estimates of market participant rents to calculate fair value of ROU assets and discounted future cash flows of the asset group to quantify fair value for other long-lived assets. These nonrecurring fair value measurements are considered Level 3 inputs as defined above. The impairment loss calculations require management to apply judgment in estimating future cash flows and the discount rates that reflect the risk inherent in future cash flows. Future expected cash flows for assets in regular retail locations are based on management’s estimates of future cash flows over the remaining lease period or expected life, if shorter. For expected location closures, the Company will evaluate whether it is necessary to shorten the useful life for any of the assets within the respective asset group. The Company will use this revised useful life when estimating the asset group’s future cash flows. The Company considers historical trends, expected future business trends and other factors when estimating the future cash flow for each regular retail location. The Company also considers factors such as: the local environment for each regular retail location, including mall traffic and competition; the Company’s ability to successfully implement strategic initiatives; and the ability to control variable costs such as cost of sales and payroll and, in some cases, renegotiate lease costs. As discussed further in Note 1, the COVID-19 pandemic has materially impacted the Company’s financial results during the three months ended May 2, 2020 and could continue to impact the Company’s operations in ways we are not able to predict today due to the developing situation. The Company has made reasonable assumptions and judgments to determine the fair value of the assets tested based on the facts and circumstances that were available as of the reporting date. If actual results are not consistent with the assumptions and judgments used in estimating future cash flows and asset fair values, there may be additional exposure to future impairment losses that could be material to the Company’s results of operations.

The Company recorded asset impairment charges of $53.0 million and $1.8 million during the three months ended May 2, 2020 and May 4, 2019, respectively. During the quarter ended May 2, 2020, the Company recognized $28.2 million in impairment of certain operating lease right-of-use assets primarily in North America and, to a lesser extent, Europe. During the quarter ended May 2, 2020, the Company also recognized $24.8 million in impairment of property and equipment related to certain retail locations primarily in North America and, to a lesser extent, Europe and Asia driven by lower revenue and future cash flow projections resulting from the ongoing effects of the COVID-19 pandemic. This compares to $1.8 million in impairment of property and equipment related to certain retail locations primarily in Europe and, to a lesser extent North America resulting from under-performance and expected store closures during the quarter end May 4, 2019. Refer to Note 2 for further information on impairment charges recognized on operating lease right-of-use assets.
Goodwill
Goodwill is tested annually for impairment or more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. This determination is made at the reporting unit level which may be either an operating segment or one level below an operating segment if discrete financial information is available. Two or more reporting units within an operating segment may be aggregated for impairment testing if they have similar economic characteristics. The Company has identified its Americas Retail segment, its Americas Wholesale segment and its European wholesale and European retail components of its Europe segment as reporting units for goodwill impairment testing. Goodwill associated with its China retail component of its Asia segment was fully impaired during fiscal 2020. If it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the amount of any impairment loss to be recognized for that reporting unit is determined through a quantitative test using two steps. First, the Company determines the fair value of the reporting unit using a discounted cash flow analysis, which requires unobservable inputs (Level 3) within the fair value hierarchy as defined above. These inputs include selection of an appropriate discount rate and the amount and timing of expected future cash flows. Second, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized based on the difference between a reporting unit’s fair value and its carrying value.
The COVID-19 pandemic has materially impacted the Company’s financial results during the three months ended May 2, 2020 as discussed further in Note 1. As a result of these conditions, the Company concluded that a triggering event had occurred resulting in the need to perform quantitative interim impairment testing over the Company’s goodwill and flagship assets as of May 2, 2020. The testing concluded that the fair values of the respective reporting units exceeded their carrying amounts as of May 2, 2020. Accordingly, the Company did not record any asset impairment charges on its goodwill or flagship assets. In performing its assessment, the Company believes it has made reasonable accounting estimates based on the facts and circumstances that were available as of the reporting date in light of the developing situation resulting from the COVID-19 pandemic. If actual results are not consistent with the assumptions and judgments used in estimating future cash flows, there may be additional exposure to future impairment losses that could be material to the Company’s results of operations.

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

The Company’s primary objective is to hedge the variability in forecasted cash flows due to the foreign currency risk. Various transactions that occur primarily in Europe, Canada, South Korea, China, Hong Kong and Mexico are denominated in U.S. dollars, British pounds and Russian roubles and thus are exposed to earnings risk as a result of exchange rate fluctuations when converted to their functional currencies. These types of transactions include U.S. dollar-denominated purchases of merchandise and U.S. dollar- and British pound-denominated intercompany liabilities. In addition, certain operating expenses, tax liabilities and pension-related liabilities are denominated in Swiss francs and are exposed to earnings risk as a result of exchange rate fluctuations when converted to the functional currency. Further, there are certain real estate leases that are denominated in a currency other than the functional currency of the respective entity that entered into the agreement (primarily Swiss francs, Russian roubles and Polish zloty). As a result, the Company may be exposed to volatility related to unrealized gains or losses on the translation of present value of future lease payment obligations when translated at the exchange rate as of a reporting period-end. The Company enters into derivative financial instruments, including forward exchange currency contracts, to offset some, but not all, of the exchange risk on certain of these anticipated foreign currency transactions.
Periodically, the Company may also use foreign exchange currency contracts to hedge the translation and economic exposures related to its net investments in certain of its international subsidiaries.
Interest Rate Swap Agreements
The Company is exposed to interest rate risk on its floating-rate debt. The Company has entered into interest rate swap agreements for certain of these agreements to effectively convert its floating-rate debt to a fixed-rate basis. The principal objective of these contracts is to eliminate or reduce the variability of the cash flows in interest payments associated with the Company’s floating-rate debt, thus reducing the impact of interest rate changes on future interest payment cash flows. The Company has elected to apply the hedge accounting rules in accordance with authoritative guidance for certain of these contracts. Refer to Note 9 for further information.
The impact of the credit risk of the counterparties to the derivative contracts is considered in determining the fair value of the foreign exchange currency contracts and interest rate swap agreements. As of May 2, 2020, credit risk has not had a significant effect on the fair value of the Company’s foreign exchange currency contracts and interest rate swap agreements.
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
The Company has also foreign exchange currency contracts that are not designated as hedging instruments for accounting purposes. Changes in fair value of foreign exchange currency contracts not designated as hedging instruments are reported in net earnings (loss) as part of other income (expense).

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
Summary of Derivative Instruments
The fair value of derivative instruments in the condensed consolidated balance sheets as of May 2, 2020 and February 1, 2020 is as follows (in thousands):

	Derivative Balance Sheet Location	Fair Value at May 2, 2020	Fair Value at Feb 1, 2020
ASSETS:
Derivatives designated as hedging instruments:
Cash flow hedges:
Foreign exchange currency contracts	Other current assets/ Other assets	$6,331	$3,987
Derivatives not designated as hedging instruments:
Foreign exchange currency contracts	Other current assets/ Other assets	2,639	867
Total		$8,970	$4,854
LIABILITIES:
Derivatives designated as hedging instruments:
Cash flow hedges:
Interest rate swap	Other long-term liabilities	$1,218	$348
Total		$1,218	$348

Derivatives Designated as Hedging Instruments
Foreign Exchange Currency Contracts Designated as Cash Flow Hedges
During the three months ended May 2, 2020, the Company purchased U.S. dollar forward contracts in Europe totaling US$55.0 million that were designated as cash flow hedges. As of May 2, 2020, the Company had forward contracts outstanding for its European operations of US$171.5 million to hedge forecasted merchandise purchases, which are expected to mature over the next 17 months.
As of May 2, 2020, accumulated other comprehensive income (loss) related to foreign exchange currency contracts included a net unrealized gain of approximately $8.6 million, net of tax, of which $7.1 million will be recognized in cost of product sales over the following 12 months, at the then current values on a pre-tax basis, which can be different than the current quarter-end values.
At February 1, 2020, the Company had forward contracts outstanding for its European operations of US$148.6 million that were designated as cash flow hedges.

Interest Rate Swap Agreement Designated as Cash Flow Hedge
During fiscal 2017, the Company entered into an interest rate swap agreement with a notional amount of $21.5 million, designated as a cash flow hedge, to hedge the variability of cash flows in interest payments associated with the Company’s floating-rate Mortgage Debt. This interest rate swap agreement matures in January 2026 and converts the nature of the Company’s Mortgage Debt from LIBOR floating-rate debt to fixed-rate debt, resulting in a swap fixed rate of approximately 3.06%.
As of May 2, 2020, accumulated other comprehensive income (loss) related to the interest rate swap agreement included a net unrealized loss of $0.9 million, net of tax, which will be recognized in interest expense after the following 12 months, at the then current values on a pre-tax basis, which can be different than the current quarter-end values.
The following table summarizes the gains (losses) before taxes recognized on the derivative instruments designated as cash flow hedges in OCI and net loss for the three months ended May 2, 2020 and May 4, 2019 (in thousands):

	Gains (Losses) Recognized in OCI		Location of Gains (Losses) Reclassified from Accumulated OCI into Loss	Gains (Losses) Reclassified from Accumulated OCI into Loss
	Three Months Ended			Three Months Ended
	May 2, 2020	May 4, 2019		May 2, 2020	May 4, 2019
Derivatives designated as cash flow hedges:
Foreign exchange currency contracts	$4,410	$4,655	Cost of product sales	$1,991	$230
Interest rate swap	(874)	(219)	Interest expense	(3)	46

The following table summarizes net after-tax derivative activity recorded in accumulated other comprehensive income (loss) (in thousands):

	Three Months Ended
	May 2, 2020	May 4, 2019
Beginning balance gain	$6,300	$2,999
Cumulative adjustment from adoption of new accounting guidance[1]	—	1,981
Net gains from changes in cash flow hedges	3,180	3,864
Net gains reclassified into loss	(1,769)	(181)
Ending balance gain	$7,711	$8,663
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

Foreign Exchange Currency Contracts Not Designated as Hedging Instruments
As of May 2, 2020, the Company had euro foreign exchange currency contracts to purchase US$59.7 million expected to mature over the next 13 months.
The following table summarizes the gains before taxes recognized on the derivative instruments not designated as hedging instruments in other income (expense) for the three months ended May 2, 2020 and May 4, 2019 (in thousands):

	Location of Gain Recognized in Loss	Gain Recognized in Loss
		Three Months Ended
		May 2, 2020	May 4, 2019
Derivatives not designated as hedging instruments:
Foreign exchange currency contracts	Other income (expense)	$1,088	$575

At February 1, 2020, the Company had euro foreign exchange currency contracts to purchase US$46.1 million.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
General
Unless the context indicates otherwise, when we refer to “we,” “us,” “our” or the “Company” in this Form 10‑Q, we are referring to Guess?, Inc. (“GUESS?”) and its subsidiaries on a consolidated basis.
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
Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed. These forward-looking statements may include, among other things, statements or assumptions relating to: our expected results of operations; the accuracy of data relating to, and anticipated levels of, future inventory and gross margins; anticipated cash requirements and sources; our convertible senior notes issued in April 2019, including our ability to settle the liability in cash; the length and severity of epidemics or pandemics, such as the coronavirus (or “COVID-19”) pandemic, or other catastrophic events, and the related impact on both customer demand and supply chain functions, as well as our future consolidated financial position, results of operations and cash flows; risk of future non-cash asset impairment charges, including goodwill, operating right-of-use assets and/or other store asset impairment charges; expected impact from benefits related to the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act enacted in March 2020; cost containment efforts; estimated charges; plans regarding store openings, closings, remodels and lease negotiations; our ability to successfully negotiate rent relief or other lease-related terms with our landlords; our ability to successfully negotiate or defer our vendor obligations; our ability to maintain adequate levels of liquidity; effects of doing business outside of the U.S., including, without limitations, exchange rate fluctuations, inflation, changes to import duties, tariffs and quotas, political and economic instability and terrorism; effects of the United Kingdom’s departure from the European Union; plans to improve the efficiency and effectiveness of the Company’s European distribution centers; plans regarding business growth, international expansion and capital allocation; plans regarding supply chain efficiencies and global planning and allocation; e-commerce, digital and omni-channel initiatives; business seasonality; results and risks of current and future legal proceedings; industry trends; consumer demands and preferences; competition; currency fluctuations and related impacts; estimated tax rates, including the impact of the 2017 Tax Cuts and Jobs Act (“Tax Reform”) and other similar tax reforms in foreign jurisdictions, future clarifications and legislative amendments thereto, as well as our ability to accurately interpret and predict its impact on our cash flows and financial condition; results of tax audits and other regulatory proceedings; the impact of recent accounting pronouncements; raw material and other inflationary cost pressures; consumer confidence; and general economic conditions. We do not intend, and undertake no obligation, to update our forward-looking statements to reflect future events or circumstances. Such statements involve risks and uncertainties, which may cause actual results to differ materially from those set forth in these statements. Important factors that could cause or contribute to such differences include those discussed under “Part I, Item 1A. Risk Factors” contained in the Company’s most recent Annual Report on Form 10-K for the fiscal year ended February 1, 2020, under “Part II, Item 1A. Risk Factors” contained herein and in our other filings made from time-to-time with the Securities and Exchange Commission (“SEC”) after the date of this report.

COVID-19 Business Update
The COVID-19 pandemic has had and is continuing to have a material impact on the Company’s financial performance. The pandemic is ongoing and dynamic in nature and, to date, the Company has experienced temporary closures in key regions globally, along with other major retailers. Beginning in mid-April, the Company began to reopen some of its stores in Europe. In May 2020, the Company began to reopen some of its stores in the U.S. and Canada. In Asia, where store closures related to COVID-19 began, all of the Company’s directly-operated stores have reopened. The Company will continue to reopen stores in phases, as state and local guidelines and conditions permit, taking an informed, measured approach based on a number of factors. The Company’s e-commerce sites remain open in all regions. In addition, retail stores that are open have and continue to experience significant reductions in traffic and therefore, revenue. The Company’s e-commerce sites have experienced lower traffic, but this has been partially offset by a strengthening in conversion. Many of the Company’s wholesale and licensing partners have also substantially reduced their operations. The Company has and will continue to bring back store associates and support staff as stores reopen.
During the first quarter of fiscal 2021, in addition to the negative impact from lower net revenue, the Company’s operating results also reflected asset impairment charges as well as additional inventory valuation reserves and higher allowances for markdowns and doubtful accounts due to the ongoing effects of the COVID-19 pandemic. These charges were partially offset by the favorable impact from various European and U.S. government assistance programs related primarily to the recovery of employee payroll costs as well as certain favorable tax treatments.
During the first half of fiscal 2021, the Company implemented a number of measures to help mitigate the operating and financial impact of the pandemic, including: (i) furloughing its U.S. and Canada store associates and significant portions of its U.S. and Canada corporate and distribution center associates and permanently reducing U.S. corporate headcount; (ii) implementing temporary tiered salary reductions for management level corporate employees, including its executive officers; (iii) deferring annual merit increases; (iv) executing substantial reductions in expenses, store occupancy costs, capital expenditures and overall costs, including through reduced inventory purchases; (v) working globally with country management teams to maximize the Company’s participation in all eligible government or other initiatives available to businesses or employees impacted by the COVID-19 pandemic; (vi) drawing down on certain credit facilities and entering into certain term loans to ensure financial flexibility and maintain maximum liquidity; (vii) engaging with landlords to negotiate rent deferrals or other rent concessions; (viii) working with vendors to extend payment terms; and (ix) postponing its decision related to the payment of its quarterly cash dividend.
We are unable to determine with any degree of accuracy the length and severity of the COVID-19 pandemic and we do expect it will continue to have a material impact on our consolidated financial position, consolidated results of operations, and consolidated cash flows in fiscal 2021. The extent and duration of the crisis remains uncertain and may continue to impact consumer purchasing activity throughout the year which could continue to negatively impact us.

Business Segments
The Company’s businesses are grouped into five reportable segments for management and internal financial reporting purposes: Americas Retail, Americas Wholesale, Europe, Asia and Licensing. Management evaluates segment performance based primarily on revenues and earnings (loss) from operations before corporate performance-based compensation costs, asset impairment charges, net gains (losses) on lease terminations, restructuring charges and certain non-recurring credits (charges), if any. The Americas Retail segment includes the Company’s retail and e-commerce operations in the Americas. The Americas Wholesale segment includes the Company’s wholesale operations in the Americas. The Europe segment includes the Company’s retail, e-commerce and wholesale operations in Europe and the Middle East. The Asia segment includes the Company’s retail, e‑commerce and wholesale operations in Asia and the Pacific. The Licensing segment includes the worldwide licensing operations of the Company. The business segment operating results exclude corporate overhead costs, which consist of shared costs of the organization, asset impairment charges, net gains (losses) on lease terminations, restructuring charges and certain non-recurring credits (charges), if any. Corporate overhead costs are presented separately and generally include, among other things, the following unallocated corporate costs: accounting and finance, executive compensation, corporate performance-based compensation, facilities, global advertising and marketing, human resources, information technology and legal. Information regarding these segments is summarized in “Part I, Item 1. Financial Statements – Note 8 – Segment Information.”
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
During the first three months of fiscal 2021, the average U.S. dollar rate was stronger against the Canadian dollar, Chinese yuan, euro, Korean won, Mexican peso, Russian rouble and Turkish lira and weaker against the Japanese yen compared to the average rate in the same prior-year period. This had an overall unfavorable impact on the translation of our international revenues and a favorable impact on loss from operations for the three months ended May 2, 2020 compared to the same prior-year period.

If the U.S. dollar strengthens relative to the respective fiscal 2020 foreign exchange rates, foreign exchange could negatively impact our revenues and operating results, as well as our international cash and other balance sheet items, during the remainder of fiscal 2021, particularly in Canada, Europe (primarily the euro, Turkish lira and Russian rouble) and Mexico. Alternatively, if the U.S. dollar weakens relative to the respective fiscal 2020 foreign exchange rates, our revenues and operating results, as well as our other cash balance sheet items, could be positively impacted by foreign currency fluctuations during the remainder of fiscal 2021, particularly in these regions.
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
Strategy
In December 2019, Carlos Alberini, the Company’s Chief Executive Officer, shared his strategic vision and implementation plan for execution which includes the identification of several key priorities to drive revenue and operating profit growth over the next five years. These priorities are: (i) brand relevancy; (ii) customer centricity; (iii) global footprint; (iv) product excellence; and (v) functional capabilities; each as further described below:
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
While we have been challenged with the extremely difficult situation presented by the COVID-19 pandemic, we believe that the opportunities identified above remain in place for the long-term and provide a solid roadmap to grow our business, increase profitability over time and create significant value for our shareholders. In the short-term, we remain focused on enhancing our omni-channel platform centered around our consumer and accelerating efforts to gain efficiencies across our global operations and rationalize our store portfolios, measures which we believe will also maximize our liquidity to address the current crisis.
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
Sales from our brick-and-mortar retail stores include purchases that are initiated, paid for and fulfilled at our retail stores and directly-operated concessions as well as merchandise that is reserved online but paid for and picked up at our retail stores. Sales from our e-commerce sites include purchases that are initiated and paid for online and shipped from either our distribution centers or our retail stores as well as purchases that are initiated in a retail store, but due to inventory availability at the retail store, are ordered and paid for online and shipped from our distribution centers or picked up from a different retail store.
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
As a result of significant temporary store closures resulting from the COVID-19 pandemic, the Company has not disclosed any comparable store sales measures when discussing the results of operations for the three months ended May 2, 2020. We don’t believe that comparable store sales measures will be meaningful to the evaluation of the Company’s results until the impact from the temporary store closures resulting from the COVID-19 pandemic has normalized.
Other
The Company operates on a 52/53-week fiscal year calendar, which ends on the Saturday nearest to January 31 of each year. The three months ended May 2, 2020 had the same number of days as the three months ended May 4, 2019.
Executive Summary
Overview
Net loss attributable to Guess?, Inc. was $157.7 million, or diluted loss of $2.40 per common share, for the quarter ended May 2, 2020, compared to net loss attributable to Guess?, Inc. of $21.4 million, or diluted loss of $0.27 per common share, for the quarter ended May 4, 2019.

During the quarter ended May 2, 2020, the Company recognized $53.0 million of asset impairment charges; $0.5 million of net losses on lease terminations; $0.3 million of certain professional services and legal fees and related costs; $0.2 million of separation charges; $2.6 million of amortization of debt discount related to the Company’s convertible senior notes and a benefit of $7.9 million from certain discrete tax adjustments (or a combined $38.8 million negative impact after considering the related tax benefit of these adjustments of $9.8 million), or an unfavorable $0.59 per share impact. Excluding the impact of these items, adjusted net loss attributable to Guess?, Inc. was $118.9 million and adjusted diluted loss was $1.81 per common share for the quarter ended May 2, 2020. During the quarter ended May 4, 2019, the Company recognized $1.8 million of asset impairment charges; $0.3 million of certain professional services and legal fees and related costs and $0.2 million of amortization of debt discount related to the Company’s convertible senior notes (or a combined $1.8 million negative impact after considering the related tax benefit of these adjustments of $0.5 million), or unfavorable $0.02 per share impact. Excluding the impact of these items, adjusted net loss attributable to Guess?, Inc. was $19.6 million and adjusted diluted loss was $0.25 per common share for the quarter ended May 4, 2019. References to financial results excluding the impact of these items are non-GAAP measures and are addressed below under “Non-GAAP Measures.”
Highlights of the Company’s performance for the quarter ended May 2, 2020 compared to the same prior-year period are presented below, followed by a more comprehensive discussion under “Results of Operations”:
Operations

•	Total net revenue decreased 51.5% to $260.3 million for the quarter ended May 2, 2020, from $536.7 million in the same prior-year quarter. In constant currency, net revenue decreased by 50.1%.

•	Gross margin (gross profit as a percentage of total net revenue) decreased 20.7% to 13.2% for the quarter ended May 2, 2020, from 33.9% in the same prior-year period.

•
Selling, general and administrative (“SG&A”) expenses as a percentage of total net revenue (“SG&A rate”) increased 16.8% to 55.0% for the quarter ended May 2, 2020, compared to 38.2% in the same prior-year period. SG&A expenses decreased 30.0% to $143.3 million for the quarter ended May 2, 2020, from $204.6 million in the same prior-year period.

•	During the quarter ended May 2, 2020, the Company recognized asset impairment charges of $53.0 million, compared to $1.8 million in the same prior-year period.

•	During the quarter ended May 2, 2020, the Company recorded net losses on lease terminations of $0.5 million related primarily to the early termination of certain lease agreements.

•
Operating margin decreased 57.8% to negative 62.4% for the quarter ended May 2, 2020, from negative 4.6% in the same prior-year period, driven primarily by overall deleveraging of expenses due to the negative impact from the COVID-19 pandemic on our global operations and higher asset impairment charges. Higher asset impairment charges unfavorably impacted operating margin by 20.1% during the quarter ended May 2, 2020 compared to the same prior-year period. Net losses on lease terminations unfavorably impacted operating margin by 20 basis points during the quarter ended May 2, 2020. Loss from operations was $162.5 million for the quarter ended May 2, 2020, compared to $24.5 million in the same prior-year period.

•	Other expense, net (including interest income and expense), totaled $24.4 million for the quarter ended May 2, 2020, compared to other income, net of $1.2 million in the same prior-year period.

•
The effective income tax rate changed to 14.1% for the quarter ended May 2, 2020, compared to 11.7% in the same prior-year period. The Company’s effective tax rate for the quarter ended May 2, 2020 included the favorable impact from certain discrete tax adjustments totaling $7.9 million.

Key Balance Sheet Accounts

•
The Company had $419.4 million in cash and cash equivalents and $0.2 million in restricted cash as of May 2, 2020, compared to $112.9 million in cash and cash equivalents and $0.5 million in restricted cash at May 4, 2019.

◦
As of May 2, 2020, the Company had $193.7 million in outstanding borrowings under its credit facilities and $24.7 million in outstanding borrowings under its term loans to ensure financial flexibility and maintain maximum liquidity in response to uncertainty surrounding the COVID-19 pandemic.

◦
There were no share repurchases during the quarter ended May 2, 2020. During the quarter ended May 4, 2019, the Company used $170 million of proceeds from its convertible senior notes to enter into an accelerated share repurchase program (“ASR Contract”). The Company also repurchased shares of its common stock in open market and privately negotiated transactions totaling $118.1 million during fiscal 2020.

•
Accounts receivable consists of trade receivables relating primarily to the Company’s wholesale business in Europe and, to a lesser extent, to its wholesale businesses in the Americas and Asia, royalty receivables relating to its licensing operations, credit card and retail concession receivables related to its retail businesses and certain other receivables. Accounts receivable decreased by $11.0 million, or 4.4%, to $239.5 million as of May 2, 2020, from $250.5 million at May 4, 2019. On a constant currency basis, accounts receivable decreased by $3.9 million, or 1.5%, when compared to May 4, 2019.

•
Inventory decreased by $85.7 million, or 17.9%, to $392.5 million as of May 2, 2020, from $478.2 million at May 4, 2019. On a constant currency basis, inventory decreased by $70.7 million, or 14.8%, when compared to May 4, 2019.

Global Store Count
In the first quarter of fiscal 2021, together with our partners, we opened six new stores worldwide, consisting of five stores in Europe and the Middle East and one store in Asia and the Pacific. Together with our partners, we closed 54 stores worldwide, consisting of 44 stores in Asia and the Pacific, six stores in Europe and the Middle East, two stores in the U.S. and two stores in Central and South America.
We ended the first quarter of fiscal 2021 with 1,681 stores and 384 concessions worldwide, comprised as follows:

	Stores			Concessions
Region	Total	Directly-Operated	Partner Operated	Total	Directly-Operated	Partner Operated
United States	280	278	2	1	—	1
Canada	80	80	—	—	—	—
Central and South America	111	73	38	27	27	—
Total Americas	471	431	40	28	27	1
Europe and the Middle East	744	517	227	38	38	—
Asia and the Pacific	466	193	273	318	114	204
Total	1,681	1,141	540	384	179	205
Of the total 1,681 stores, 1,377 were GUESS? stores, 194 were GUESS? Accessories stores, 68 were G by GUESS (GbG) stores and 42 were MARCIANO stores.

Results of Operations
Three Months Ended May 2, 2020 and May 4, 2019
Consolidated Results
Net Revenue. Net revenue decreased by $276.4 million, or 51.5%, to $260.3 million for the quarter ended May 2, 2020, from $536.7 million for the quarter ended May 4, 2019. In constant currency, net revenue decreased by 50.1%, driven primarily by the unfavorable impact on revenue due to temporary store closures and, to a lesser extent, lower wholesale shipments and lower store traffic in retail stores that are open resulting from lower demand as a result of the COVID-19 pandemic. Currency translation fluctuations relating to our foreign operations unfavorably impacted net revenue by $7.4 million.
Gross Margin. Gross margin decreased 20.7% to 13.2% for the quarter ended May 2, 2020, from 33.9% in the same prior-year period, of which 14.4% was due to a higher occupancy rate and 6.3% was due to lower product margins. The higher occupancy rate was driven primarily by overall deleveraging of occupancy costs due mainly to lower revenue resulting from the impact of the COVID-19 pandemic. The lower product margins were driven primarily by higher inventory reserves during the quarter ended May 2, 2020, compared to the same prior-year period.
Gross Profit. Gross profit decreased by $147.7 million, or 81.2%, to $34.2 million for the quarter ended May 2, 2020, compared to $181.9 million in the same prior-year period. The decrease in gross profit, which included the unfavorable impact of currency translation, was due primarily to the unfavorable impact on gross profit from lower revenue and, to a lesser extent, lower overall product margins, partially offset by lower occupancy costs. Currency translation fluctuations relating to our foreign operations unfavorably impacted gross profit by $1.0 million.
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
SG&A Rate. The Company’s SG&A rate increased 16.8% to 55.0% for the quarter ended May 2, 2020, compared to 38.2% in the same prior-year period, driven primarily by overall deleveraging of expenses due mainly to lower revenue resulting from the impact of the COVID-19 pandemic during the quarter ended May 2, 2020 compared to the same prior-year period.
SG&A Expenses. SG&A expenses decreased by $61.4 million, or 30.0%, to $143.3 million for the quarter ended May 2, 2020, from $204.6 million in the same prior-year period. The decrease, which included the favorable impact of currency translation, was driven primarily by lower store selling expenses driven by lower payroll costs and, to a lesser extent, lower overall discretionary expenses. Currency translation fluctuations relating to our foreign operations favorably impacted SG&A expenses by $3.7 million.

Asset Impairment Charges. During the quarter ended May 2, 2020, the Company recognized $28.2 million in impairment of certain operating lease right-of-use assets and $24.8 million in impairment of property and equipment related to certain retail locations resulting from lower revenue and future cash flow projections resulting from the ongoing effects of the COVID-19 pandemic. This compares to $1.8 million in impairment of property and equipment related to certain retail locations resulting from under-performance and expected store closures during the quarter end May 4, 2019. Currency translation fluctuations relating to our foreign operations favorably impacted asset impairment charges by $2.0 million.
Net Losses on Lease Terminations. During the quarter ended May 2, 2020, the Company recorded net losses on lease terminations of $0.5 million related primarily to the early termination of certain lease agreements. There were no net losses on lease terminations during the quarter ended May 4, 2019.
Operating Margin. Operating margin decreased 57.8% to negative 62.4% for the quarter ended May 2, 2020, from negative 4.6% in the same prior-year period, driven primarily by overall deleveraging of expenses due to the negative impact from the COVID-19 pandemic on our global operations and higher asset impairment charges. Higher asset impairment charges negatively impacted operating margin by 20.1% during the quarter ended May 2, 2020 compared to the same prior-year period. Net losses on lease terminations negatively impacted operating margin by 20 basis points during the quarter ended May 2, 2020. Excluding the impact of these expenses, the Company’s operating margin would have decreased 37.5% compared to the same prior-year period. The negative impact of currency on operating margin for the quarter was approximately 20 basis points.
Loss from Operations.   Loss from operations was $162.5 million for the quarter ended May 2, 2020, compared to $24.5 million in the same prior-year period. Currency translation fluctuations relating to our foreign operations favorably impacted loss from operations by $4.6 million.
Interest Expense, Net. Interest expense, net, was $4.9 million for the quarter ended May 2, 2020, compared to $0.9 million for the quarter ended May 4, 2019. The increase in interest expense was due primarily to higher amortization of debt discount and higher interest expense related to the Company’s convertible senior notes during the quarter ended May 2, 2020 compared to the same prior-year quarter.
Other Income (Expense), Net. Other expense, net, was $19.6 million for the quarter ended May 2, 2020, compared to other income, net, of $2.1 million in the same prior-year period. The change was driven primarily by market volatility which resulted in higher unrealized losses on the translation of foreign currency balances and, to a lesser extent, net unrealized losses on our SERP-related assets compared to net unrealized gains in the same prior-year quarter.
Income Tax Benefit.  Income tax benefit for the quarter ended May 2, 2020 was $26.4 million, or a 14.1% effective tax rate, compared to $2.7 million, or an 11.7% effective tax rate, in the same prior-year period. Generally, income taxes for the interim periods are computed using the tax rate estimated to be applicable for the full fiscal year, adjusted for discrete items, which is subject to ongoing review and evaluation by management. During the three months ended May 2, 2020, the Company recognized a tax benefit of approximately $11.8 million from a tax rate change related to the ability to carryback net operating losses to tax years with a higher federal corporate tax rate as allowed under the CARES Act enacted in March 2020. This benefit was partially offset by a valuation allowance of $3.7 million resulting from jurisdictions where there have been cumulative net operating losses, limiting the Company’s ability to consider other subjective evidence to continue to recognize the existing deferred tax assets. Excluding the impact of these items, the change in the effective tax rate was due primarily to a shift in the distribution of earnings among the Company’s tax jurisdictions during the three months ended May 2, 2020, compared to the same prior-year period.
Net Earnings (Loss) Attributable to Noncontrolling Interests. Net loss attributable to noncontrolling interests was $2.9 million, net of taxes, for the quarter ended May 2, 2020, compared to net earnings attributable to noncontrolling interests of $0.8 million, net of taxes, for the quarter ended May 4, 2019.

Net Loss Attributable to Guess?, Inc. Net loss attributable to Guess?, Inc. was $157.7 million for the quarter ended May 2, 2020, compared to $21.4 million in the same prior-year period. Diluted loss per share was $2.40 for the quarter ended May 2, 2020, compared to $0.27 in the same prior-year period. We estimate that the unfavorable impact from the Company’s prior year share repurchases and the additional interest expense recognized related to the convertible senior notes had a net negative impact of $0.50 on diluted loss per share for the quarter ended May 2, 2020. We also estimate that the negative impact of currency on diluted earnings per share for the quarter ended May 2, 2020 was approximately $0.09 per share. During the quarter ended May 2, 2020, the Company recognized $53.0 million of asset impairment charges; $0.5 million of net losses on lease terminations; $0.3 million of certain professional services and legal fees and related costs; $0.2 million of separation charges; $2.6 million of amortization of debt discount related to the Company’s convertible senior notes and a benefit of $7.9 million from certain discrete tax adjustments (or a combined $38.8 million negative impact after considering the related tax benefit of these adjustments of $9.8 million), or an unfavorable $0.59 per share impact. Excluding the impact of these items, adjusted net loss attributable to Guess?, Inc. was $118.9 million and adjusted diluted loss was $1.81 per common share for the quarter ended May 2, 2020. We estimate that the unfavorable impact from the Company’s prior year share repurchases and the additional interest expense recognized related to the convertible senior notes had a net negative impact of $0.36 on adjusted diluted loss per share for the quarter ended May 2, 2020. During the quarter ended May 4, 2019, the Company recognized $1.8 million of asset impairment charges; $0.3 million of certain professional services and legal fees and related costs and $0.2 million of amortization of debt discount related to the Company’s convertible senior notes (or a combined $1.8 million negative impact after considering the related tax benefit of these adjustments of $0.5 million), or unfavorable $0.02 per share impact. Excluding the impact of these items, adjusted net loss attributable to Guess?, Inc. was $19.6 million and adjusted diluted loss was $0.25 per common share for the quarter ended May 4, 2019. References to financial results excluding the impact of these items are non-GAAP measures and are addressed below under “Non-GAAP Measures.”

Information by Business Segment
The following table presents our net revenue and earnings (loss) from operations by segment for the three months ended May 2, 2020 and May 4, 2019 (dollars in thousands):

	Three Months Ended
	May 2, 2020	May 4, 2019	$ Change	% Change
Net revenue:
Americas Retail	$74,584	$176,423	$(101,839)	(57.7%)
Americas Wholesale	25,875	46,205	(20,330)	(44.0%)
Europe	106,473	210,055	(103,582)	(49.3%)
Asia	40,385	85,190	(44,805)	(52.6%)
Licensing	12,934	18,818	(5,884)	(31.3%)
Total net revenue	$260,251	$536,691	$(276,440)	(51.5%)
Earnings (loss) from operations:
Americas Retail	$(36,673)	$(1,812)	$(34,861)	(1,923.9%)
Americas Wholesale	1,624	7,814	(6,190)	(79.2%)
Europe	(44,406)	(16,327)	(28,079)	(172.0%)
Asia	(22,777)	(3,203)	(19,574)	(611.1%)
Licensing	10,094	16,644	(6,550)	(39.4%)
Total segment earnings (loss) from operations	(92,138)	3,116	(95,254)	(3,056.9%)
Corporate overhead	(16,921)	(25,812)	8,891	(34.4%)
Asset impairment charges	(52,972)	(1,775)	(51,197)	2,884.3%
Net losses on lease terminations	(456)	—	(456)
Total loss from operations	$(162,487)	$(24,471)	$(138,016)	(564.0%)

Operating margins:
Americas Retail	(49.2%)	(1.0%)
Americas Wholesale	6.3%	16.9%
Europe	(41.7%)	(7.8%)
Asia	(56.4%)	(3.8%)
Licensing	78.0%	88.4%
Total Company	(62.4%)	(4.6%)
Americas Retail
Net revenue from our Americas Retail segment decreased by $101.8 million, or 57.7%, to $74.6 million for the quarter ended May 2, 2020, from $176.4 million in the same prior-year period. In constant currency, net revenue decreased by 57.4%, driven primarily by temporary store closures resulting from the COVID-19 pandemic. Excluding the impact from the temporary store closures, the store base for the U.S. and Canada decreased by an average of 21 net stores during the quarter ended May 2, 2020 compared to the same prior-year period, resulting in a 3.1% net decrease in average square footage. Currency translation fluctuations relating to our non-U.S. retail stores and e-commerce sites unfavorably impacted net revenue by $0.6 million.
Operating margin decreased 48.2% to negative 49.2% for the quarter ended May 2, 2020, from negative 1.0% in the same prior-year quarter, due to lower gross margins and, to a lesser extent, a higher SG&A rate. The lower gross margins were driven primarily by overall deleveraging of occupancy costs due primarily to the negative impact from temporary store closures. The higher SG&A rate was driven primarily by overall deleveraging of expenses, partially offset by lower store selling expenses due to payroll savings resulting from the temporary furlough of the Company’s store associates in the U.S. and Canada.
Loss from operations from our Americas Retail segment was $36.7 million for the quarter ended May 2, 2020, compared to $1.8 million in the same prior-year period. The deterioration is primarily due to the unfavorable impact on earnings from lower revenue, partially offset by lower store selling expenses and lower occupancy costs.

Americas Wholesale
Net revenue from our Americas Wholesale segment decreased by $20.3 million, or 44.0%, to $25.9 million for the quarter ended May 2, 2020, from $46.2 million in the same prior-year period. In constant currency, net revenue decreased by 41.8%, driven primarily by our U.S. wholesale business due mainly to lower demand resulting from the COVID-19 pandemic. Currency translation fluctuations relating to our non-U.S. wholesale businesses unfavorably impacted net revenue by $1.0 million.
Operating margin decreased 10.6% to 6.3% for the quarter ended May 2, 2020, from 16.9% in the same prior-year quarter, due to lower gross margins and, to a lesser extent, a higher SG&A rate. The lower gross margins were driven primarily by the negative impacts from the COVID-19 pandemic which resulted in higher markdowns. The higher SG&A rate was due primarily to overall deleveraging of expenses resulting from lower wholesale shipments.
Earnings from operations from our Americas Wholesale segment decreased by $6.2 million, or 79.2%, to $1.6 million for the quarter ended May 2, 2020, from $7.8 million in the same prior-year period. The decrease reflects the unfavorable impact on earnings from lower revenue.
Europe
Net revenue from our Europe segment decreased by $103.6 million, or 49.3%, to $106.5 million for the quarter ended May 2, 2020, from $210.1 million in the same prior-year period. In constant currency, net revenue decreased by 47.4%, driven primarily by temporary store closures resulting from the COVID-19 pandemic and, to a lesser extent, lower wholesale shipments resulting from lower demand. As of May 2, 2020, we directly operated 517 stores in Europe compared to 498 stores at May 4, 2019, excluding concessions, which represents a 3.8% increase over the same prior-year period. Currency translation fluctuations relating to our European operations unfavorably impacted net revenue by $4.1 million.
Operating margin decreased 33.9% to negative 41.7% for the quarter ended May 2, 2020, compared to negative 7.8% in the same prior-year quarter. The decrease was driven by a higher SG&A rate and, to a lesser extent, lower gross margins due primarily to overall deleveraging of expenses resulting from lower revenue.
Loss from operations from our Europe segment was $44.4 million for the quarter ended May 2, 2020, compared to $16.3 million in the same prior-year period, driven primarily by the unfavorable impact on earnings from lower revenue, partially offset by lower SG&A expenses and, to a lesser extent, lower occupancy costs. Currency translation fluctuations relating to our European operations favorably impacted loss from operations by $1.4 million.
Asia
Net revenue from our Asia segment decreased by $44.8 million, or 52.6%, to $40.4 million for the quarter ended May 2, 2020, compared to $85.2 million in the same prior-year period. In constant currency, net revenue decreased by 50.6%, driven primarily by temporary store closures resulting from COVID-19 and, to a lesser extent, lower overall traffic in stores that were open. As of May 2, 2020, we and our partners operated 466 stores and 318 concessions in Asia, compared to 527 stores and 349 concessions at May 4, 2019. As of May 2, 2020, we directly operated 193 stores and 114 concessions in Asia, compared to 231 directly-operated stores and 168 concessions at May 4, 2019. Currency translation fluctuations relating to our Asian operations unfavorably impacted net revenue by $1.7 million.
Operating margin decreased 52.6% to negative 56.4% for the quarter ended May 2, 2020, from negative 3.8% in the same prior-year quarter, driven by lower gross margins and, to a lesser extent, a higher SG&A rate. The lower gross margins were due primarily to the negative impacts from the COVID-19 pandemic which resulted in higher inventory reserves and, to a lesser extent, overall deleveraging of occupancy costs and higher markdowns. The higher SG&A rate was driven primarily by overall deleveraging of expenses.

Loss from operations from our Asia segment was $22.8 million for the quarter ended May 2, 2020, compared to $3.2 million in the same prior-year period. The deterioration was driven primarily by the unfavorable impact on earnings from lower revenue and, to a lesser extent, lower product margins, partially offset by lower SG&A expenses and lower occupancy costs. Currency translation fluctuations relating to our Asian operations favorably impacted loss from operations by $0.9 million.
Licensing
Net royalty revenue from our Licensing segment decreased by $5.9 million, or 31.3%, to $12.9 million for the quarter ended May 2, 2020, from $18.8 million in the same prior-year period, due primarily to lower demand resulting from the COVID-19 pandemic.
Earnings from operations from our Licensing segment decreased by $6.6 million, or 39.4%, to $10.1 million for the quarter ended May 2, 2020, from $16.6 million in the same prior-year period. The decrease was driven by the unfavorable impact to earnings from lower revenue.
Corporate Overhead
Unallocated corporate overhead decreased by $8.9 million to $16.9 million for the quarter ended May 2, 2020, from $25.8 million in the same prior-year period, due primarily to lower performance-based compensation and, to a lesser extent, lower overall discretionary expenses.
Non-GAAP Measures
The Company’s reported financial results are presented in accordance with GAAP. The reported net loss attributable to Guess?, Inc. and diluted loss per share for the three months ended May 2, 2020 reflect the impact of asset impairment charges, net losses on lease terminations, certain professional service and legal fees and related costs, certain separation charges, amortization of debt discount on the Company’s convertible senior notes and the tax effects of these adjustments as well as certain discrete tax adjustments. The reported net loss attributable to Guess?, Inc. and diluted loss per share for the three months ended May 4, 2019 reflect the impact of asset impairment charges, certain professional service and legal fees and related costs, amortization of debt discount on the Company’s convertible senior notes and the tax effects of these adjustments. These items affect the comparability of the Company’s reported results. The financial results are also presented on a non-GAAP basis, as defined in Section 10(e) of Regulation S-K of the SEC, to exclude the effect of these items. The Company believes that these items are not indicative of the underlying performance of its business and that the “non-GAAP” or “adjusted” information provided is useful for investors to evaluate the comparability of the Company’s operating results and its future outlook when reviewed in conjunction with the Company’s GAAP financial statements. The non-GAAP measures are provided in addition to, and not as alternatives for, the Company’s reported GAAP results.

The adjusted measures for the three months ended May 2, 2020 exclude the impact of $53.0 million of asset impairment charges; $0.5 million of net losses on lease terminations; $0.3 million of certain professional services and legal fees and related costs; $0.2 million of separation charges; $2.6 million of amortization of debt discount on the Company’s convertible senior notes and a benefit of $7.9 million from certain discrete tax adjustments. The asset impairment charges related to the impairment of certain operating lease right-of-use assets and, to a lesser extent, impairment of property and equipment related to certain retail locations resulting from lower revenue and future cash flow projections resulting from the ongoing effects of the COVID-19 pandemic. The net losses on lease terminations related primarily to the early termination of certain lease agreements. Certain professional service and legal fees and related costs were primarily due to amounts which the Company otherwise would not have incurred as part of its business operations. The separation-related charges mainly related to certain cash severance payments, partially offset by adjustments to non-cash stock-based compensation expense related to our former Chief Executive Officer resulting from changes in expected performance conditions of certain previously granted stock awards that were no longer subject to service vesting requirements after his departure. During the three months ended May 2, 2020, the Company recognized a tax benefit of approximately $11.8 million from a tax rate change related to the ability to carryback net operating losses to tax years with a higher federal corporate tax rate as allowed under the CARES Act enacted in March 2020. This benefit was partially offset by a valuation allowance of $3.7 million resulting from jurisdictions where there have been cumulative net operating losses, limiting the Company’s ability to consider other subjective evidence to continue to recognize the existing deferred tax assets. These items resulted in a combined $38.8 million negative impact (after considering the related tax benefit of $9.8 million), or an unfavorable $0.59 per share impact during the three months ended May 2, 2020. Net loss attributable to Guess?, Inc. was $157.7 million and diluted loss was $2.40 per common share for the three months ended May 2, 2020. Excluding the impact of these items, adjusted net loss attributable to Guess?, Inc. was $118.9 million and adjusted diluted loss was $1.81 per common share for the three months ended May 2, 2020.
The adjusted measures for the three months ended May 4, 2019 exclude the impact of $1.8 million of asset impairment charges; $0.3 million of certain professional services and legal fees and related costs and $0.2 million of amortization of debt discount on the Company’s convertible senior notes. The asset impairment charges related primarily to the impairment of property and equipment related to certain retail locations resulting from under-performance and expected store closures. These items resulted in a combined $1.8 million negative impact (after considering the related tax benefit of $0.5 million), or an unfavorable $0.02 per share impact during the three months ended May 4, 2019. Net loss attributable to Guess?, Inc. was $21.4 million and diluted loss was $0.27 per common share for the three months ended May 4, 2019. Excluding the impact of these items, adjusted net loss attributable to Guess?, Inc. was $19.6 million and adjusted diluted loss was $0.25 per common share for the three months ended May 4, 2019.
Our discussion and analysis herein also includes certain constant currency financial information. Foreign currency exchange rate fluctuations affect the amount reported from translating the Company’s foreign revenue, expenses and balance sheet amounts into U.S. dollars. These rate fluctuations can have a significant effect on reported operating results under GAAP. The Company provides constant currency information to enhance the visibility of underlying business trends, excluding the effects of changes in foreign currency translation rates. To calculate net revenue and earnings (loss) from operations on a constant currency basis, operating results for the current-year period are translated into U.S. dollars at the average exchange rates in effect during the comparable period of the prior year. To calculate balance sheet amounts on a constant currency basis, the current period balance sheet amount is translated into U.S. dollars at the exchange rate in effect at the comparable prior-year period end. The constant currency calculations do not adjust for the impact of revaluing specific transactions denominated in a currency that is different from the functional currency of that entity when exchange rates fluctuate. The constant currency information presented may not be comparable to similarly titled measures reported by other companies.

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
Liquidity and Capital Resources
We need liquidity globally primarily to fund our working capital, occupancy costs, interest payments on our debt, remodeling and rationalization of our retail stores, shop-in-shop programs, concessions, systems, infrastructure, other existing operations, expansion plans, international growth and potential acquisitions and investments. In addition, in the U.S. we need liquidity to fund share repurchases and payment of dividends to our stockholders. Generally, our working capital needs are highest during the late summer and fall as our inventories increase before the holiday selling period. During the three months ended May 2, 2020, we relied primarily on trade credit, available cash, real estate and other operating leases, finance leases, proceeds from our credit facilities and term loans and internally generated funds to finance our operations. We anticipate that we will be able to satisfy our ongoing cash requirements during the next 12 months for working capital, capital expenditures, payments on our debt, finance leases and operating leases as well as lease termination payments, potential acquisitions and investments, and share repurchases and dividend payments to stockholders, if any, primarily with cash flow from operations and existing cash balances as supplemented by borrowings under our existing Credit Facility in the U.S. and Canada as well as bank facilities in Europe and China and proceeds from our term loans, as needed. As further noted below under the “COVID-19 Business Update” section, the Company is also implementing a number of other measures to help preserve liquidity in response to the COVID-19 pandemic. We expect to settle the principal amount of our outstanding convertible senior notes in 2024 in cash and any excess in shares. Such arrangements are described further in “Part I, Item 1. Financial Statements – Note 9 – Borrowings and Finance Lease Obligations” and “Part I, Item 1. Financial Statements – Note 10 – Convertible Senior Notes and Related Transactions” of this Form 10-Q. Due to the seasonality of our business and cash needs, we may increase borrowings under our established credit facilities from time-to-time during the next 12 months. If we experience a sustained decrease in consumer demand related to the COVID-19 pandemic, we may require access to additional credit.
On March 27, 2020, the U.S. government enacted the CARES Act to provide economic relief from the COVID-19 pandemic. Among other provisions, the CARES Act allows for a full offset of taxable income in a five-year carryback period for net operating losses, which will reduce current period tax expense and may result in a refund of previously paid income tax amounts at higher historical tax rates. During the three months ended May 2, 2020, the Company recognized a tax benefit of approximately $11.8 million related to this provision.
In December 2017, the U.S. government enacted the Tax Reform, which significantly changed the U.S. corporate income tax laws, including moving from a global taxation regime to a territorial regime and lowering the U.S. federal corporate income tax rate from 35% to 21%. The Tax Reform also required a one-time mandatory transition tax on accumulated foreign earnings. Any income tax payable related to the transition tax is due over an eight-year period beginning in calendar 2018. The balance related to this transition tax included in other long-term liabilities was $19.9 million for each of the periods ended May 2, 2020 and February 1, 2020.

The Company has historically considered the undistributed earnings of its foreign subsidiaries to be indefinitely reinvested. As a result of the Tax Reform, the Company had a substantial amount of previously taxed earnings that could be distributed to the U.S. without additional U.S. taxation. The Company continues to evaluate its plans for reinvestment or repatriation of unremitted foreign earnings and regularly reviews its cash positions and determination of permanent reinvestment of foreign earnings. If the Company determines that all or a portion of such foreign earnings are no longer indefinitely reinvested, it may be subject to additional foreign withholding taxes and U.S. state income taxes, beyond the Tax Reform’s one-time transition tax. The Company intends to indefinitely reinvest the remaining earnings from the Company’s foreign subsidiaries for which a deferred tax liability has not already been recorded. As of May 2, 2020, the Company had cash and cash equivalents of $419.4 million, of which approximately $131.1 million was held in the U.S.
Excess cash and cash equivalents, which represent the majority of our outstanding cash and cash equivalents balance, are held primarily in overnight deposit and short-term time deposit accounts and money market accounts. Please see “—Important Factors Regarding Forward-Looking Statements” discussed above, “Part II, Item 1A. Risk Factors” in this Form 10-Q and “Part I, Item 1A. Risk Factors” contained in the Company’s most recent Annual Report on Form 10-K for the fiscal year ended February 1, 2020 for a discussion of risk factors which could reasonably be likely to result in a decrease of internally generated funds available to finance capital expenditures and working capital requirements.
COVID-19 Business Update
The COVID-19 pandemic has had and is continuing to have a material impact on the Company’s financial performance. The pandemic is ongoing and dynamic in nature and, to date, the Company has experienced temporary closures in key regions globally, along with other major retailers. Beginning in mid-April, the Company began to reopen some of its stores in Europe. In May 2020, the Company began to reopen some of its stores in the U.S. and Canada. In Asia, where store closures related to COVID-19 began, all of the Company’s directly-operated stores have reopened. The Company will continue to reopen stores in phases, as state and local guidelines and conditions permit, taking an informed, measured approach based on a number of factors. The Company’s e-commerce sites remain open in all regions. In addition, retail stores that are open have and continue to experience significant reductions in traffic and therefore, revenue. The Company’s e-commerce sites have experienced lower traffic, but this has been partially offset by a strengthening in conversion. Many of the Company’s wholesale and licensing partners have also substantially reduced their operations. The Company has and will continue to bring back store associates and support staff as stores reopen.
During the first half of fiscal 2021, the Company implemented a number of measures to help mitigate the operating and financial impact of the pandemic, including: (i) furloughing its U.S. and Canada store associates and significant portions of its U.S. and Canada corporate and distribution center associates and permanently reducing U.S. corporate headcount; (ii) implementing temporary tiered salary reductions for management level corporate employees, including its executive officers; (iii) deferring annual merit increases; (iv) executing substantial reductions in expenses, store occupancy costs, capital expenditures and overall costs, including through reduced inventory purchases; (v) working globally with country management teams to maximize the Company’s participation in all eligible government or other initiatives available to businesses or employees impacted by the COVID-19 pandemic; (vi) drawing down on certain credit facilities and entering into certain term loans to ensure financial flexibility and maintain maximum liquidity; (vii) engaging with landlords to negotiate rent deferrals or other rent concessions; (viii) working with vendors to extend payment terms; and (ix) postponing its decision related to the payment of its quarterly cash dividend.
We are unable to determine with any degree of accuracy the length and severity of the crisis and we do expect it will continue have a material impact on our consolidated financial position, consolidated results of operations, and consolidated cash flows in fiscal 2021. The extent and duration of the crisis remains uncertain and may continue to impact consumer purchasing activity throughout the year which could continue to impact us.

Q1 Fiscal 2021 Compared to Q1 Fiscal 2020
The Company has presented below the cash flow performance comparison of the three months ended May 2, 2020, compared to the three months ended May 4, 2019.
Operating Activities
Net cash used in operating activities was $61.6 million for the three months ended May 2, 2020, compared to $96.5 million for the three months ended May 4, 2019, or an improvement of $34.9 million. This improvement was driven primarily by favorable changes in working capital, partially offset by lower cash flows generated from net earnings. The favorable changes in working capital were due primarily to the extension of vendor payment terms on our accounts payable balances and the deferral of our operating lease payments as well as overall lower expenditures. In addition, during the three months ended May 4, 2019, net cash used in operating activities included the payment of the European Commission fine of $45.6 million which was imposed and accrued in fiscal 2019.
Investing Activities
Net cash used in investing activities was $5.7 million for the three months ended May 2, 2020, compared to $17.2 million for the three months ended May 4, 2019. Net cash used in investing activities for the three months ended May 2, 2020 related primarily to capital expenditures incurred on investments in technology infrastructure and, to a lesser extent, international retail expansion and existing store remodeling programs. In addition, proceeds from the sale of long-term assets and settlements of forward exchange currency contracts are also included in cash flows used in investing activities.
The decrease in cash used in investing activities was driven primarily by lower spending on retail expansion during the three months ended May 2, 2020 compared to the same prior-year period. During the three months ended May 2, 2020, the Company opened five directly-operated stores compared to 19 directly-operated stores that were opened in the same prior-year period.
Financing Activities
Net cash provided by financing activities was $210.1 million for the three months ended May 2, 2020, compared to $18.7 million for the three months ended May 4, 2019. Net cash provided by financing activities for the three months ended May 2, 2020 related primarily to net proceeds from borrowings. In addition, cash activity from the issuance of common stock under our equity plans, payment of dividends, payments related to finance lease obligations, repurchases of shares of the Company’s common stock and net proceeds related to issuance of convertible senior notes and related warrants are also included in cash flows from financing activities.
The increase in cash provided by financing activities was driven primarily by the absence of investments made in share repurchases and, to a lesser extent, higher net proceeds received from borrowings and lower payment of dividends during the three months ended May 2, 2020 compared to the same prior-year period. This was partially offset by net proceeds from the issuance of convertible senior notes and related warrants during the three months ended May 4, 2019.
Effect of Exchange Rates on Cash, Cash Equivalents and Restricted Cash
During the three months ended May 2, 2020, changes in foreign currency translation rates decreased our reported cash, cash equivalents and restricted cash balance by $8.0 million. This compares to a decrease of $2.6 million in cash, cash equivalents and restricted cash driven by changes in foreign currency translation rates during the three months ended May 4, 2019.

Working Capital
As of May 2, 2020, the Company had net working capital (including cash and cash equivalents) of $388.2 million, compared to $425.8 million at February 1, 2020 and $272.2 million at May 4, 2019.
The Company’s primary working capital needs are for the current portion of lease liabilities, accounts receivable and inventory. The accounts receivable balance consists of trade receivables relating primarily to the Company’s wholesale business in Europe and, to a lesser extent, to its wholesale businesses in the Americas and Asia, royalty receivables relating to its licensing operations, credit card and retail concession receivables related to its retail businesses and certain other receivables. Accounts receivable decreased by $11.0 million, or 4.4%, to $239.5 million as of May 2, 2020, from $250.5 million at May 4, 2019. On a constant currency basis, accounts receivable decreased by $3.9 million, or 1.5%, when compared to May 4, 2019. As of May 2, 2020, approximately 54% of our total net trade receivables and 66% of our European net trade receivables were subject to credit insurance coverage, certain bank guarantees or letters of credit for collection purposes. Our credit insurance coverage contains certain terms and conditions specifying deductibles and annual claim limits. Inventory decreased by $85.7 million, or 17.9%, to $392.5 million as of May 2, 2020, from $478.2 million at May 4, 2019. On a constant currency basis, inventory decreased by $70.7 million, or 14.8%, when compared to May 4, 2019, driven primarily by improved inventory management compared to the same prior-year period.
Capital Expenditures
Gross capital expenditures totaled $6.0 million, before deducting lease incentives of $0.4 million, for the three months ended May 2, 2020. This compares to gross capital expenditures of $17.9 million, before deducting lease incentives of $2.3 million for the three months ended May 4, 2019.
We will periodically evaluate strategic acquisitions and alliances and pursue those that we believe will support and contribute to our overall growth initiatives.
Dividends
During the first quarter of fiscal 2021, the Company announced that its Board of Directors had deferred the decision with respect to the payment of its quarterly cash dividend. While the Company remains committed to returning capital to shareholders through a dividend on a long-term basis, the Board of Directors has decided to continue to postpone its decision with respect to the payment of its quarterly cash dividend at this time in order to preserve the Company’s cash position and provide continued financial flexibility in light of the uncertainties related to the COVID-19 pandemic.
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
Share Repurchases
On June 26, 2012, the Company’s Board of Directors authorized a program to repurchase, from time-to-time and as market and business conditions warrant, up to $500 million of the Company’s common stock. Repurchases under the program may be made on the open market or in privately negotiated transactions, pursuant to Rule 10b5-1 trading plans or other available means. There is no minimum or maximum number of shares to be repurchased under the program, which may be discontinued at any time, without prior notice. There were no shares repurchased under the program during the three months ended May 2, 2020. The Company repurchased 10,264,052 shares at an aggregate cost of $201.5 million during the three months ended May 4, 2019, which is inclusive of the shares repurchased under the ASR Contract. As of May 2, 2020, the Company had remaining authority under the program to purchase $86.7 million of its common stock.

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
As a non-qualified pension plan, no dedicated funding of the SERP is required; however, the Company has made periodic payments into insurance policies held in a rabbi trust to fund the expected obligations arising under the non-qualified SERP. The amount of any future payments into the insurance policies, if any, may vary depending on investment performance of the trust. The cash surrender values of the insurance policies were $64.0 million and $67.7 million as of May 2, 2020 and February 1, 2020, respectively, and were included in other assets in the Company’s condensed consolidated balance sheets. As a result of changes in the value of the insurance policy investments, the Company recorded unrealized gains (losses) of $(3.1) million and $3.2 million in other income and expense during the three months ended May 2, 2020 and May 4, 2019, respectively. The projected benefit obligation was $51.8 million and $51.9 million as of May 2, 2020 and February 1, 2020, respectively, and was included in accrued expenses and other long-term liabilities in the Company’s condensed consolidated balance sheets depending on the expected timing of payments. SERP benefit payments of $0.6 million and $0.4 million were made during the three months ended May 2, 2020 and May 4, 2019, respectively.
Contractual Obligations and Commitments
During the three months ended May 2, 2020, the Company drew down on certain of its credit facilities and entered into certain term loans to ensure financial flexibility and maintain maximum liquidity in response to uncertainty surrounding the COVID-19 pandemic. See “Part I, Item 1. Financial Statements – Note 9 – Borrowings and Finance Lease Obligations” for further information on these arrangements. As of May 2, 2020, there were no other material changes to our contractual obligations and commitments outside the ordinary course of business compared to the disclosures included in our Form 10-K for the fiscal year ended February 1, 2020.
Wholesale Backlog
We generally receive orders for fashion apparel three to six months prior to the time the products are delivered to our customers’ stores. The backlog of wholesale orders at any given time is affected by various factors, including seasonality, cancellations, the scheduling of market weeks, the timing of the receipt of orders and the timing of the shipment of orders and may include orders for multiple seasons. Accordingly, a comparison of backlogs of wholesale orders from period-to-period is not necessarily meaningful and may not be indicative of eventual actual shipments. This is particularly true in light of recent events resulting from the COVID-19 pandemic, which we expect could continue to have a material impact on our wholesale orders and backlog.
U.S. and Canada Backlog. Our U.S. and Canadian wholesale backlog as of June 8, 2020, consisting primarily of orders for fashion apparel, was $22.5 million in constant currency, compared to $48.1 million at June 10, 2019, a decrease of 53.2%.
Europe Backlog. As of June 7, 2020, the European wholesale backlog was €251.0 million, compared to €297.3 million at June 10, 2019, a decrease of 15.6%. The backlog as of June 7, 2020 is comprised of sales orders for the Spring/Summer 2020 and Fall/Winter 2020 seasons.

Application of Critical Accounting Policies and Estimates
Our critical accounting policies reflecting our estimates and judgments are described in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the fiscal year ended February 1, 2020 filed with the SEC on April 1, 2020. There have been no significant changes to our critical accounting policies during the three months ended May 2, 2020.
Recently Issued Accounting Guidance
See “Part I, Item 1. Financial Statements – Note 1 – Basis of Presentation and New Accounting Guidance” for disclosures about recently issued accounting guidance.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk.
Exchange Rate Risk
More than half of product sales and licensing revenue recorded for the three months ended May 2, 2020 were denominated in currencies other than the U.S. dollar. The Company’s primary exchange rate risk relates to operations in Europe, Canada, South Korea, China, Hong Kong and Mexico. Changes in currencies affect our earnings in various ways. For further discussion on currency-related risk, please refer to our risk factors under “Part I, Item 1A. Risk Factors” contained in the Company’s most recent Annual Report on Form 10-K for the fiscal year ended February 1, 2020.
Foreign Currency Translation Adjustment
The local selling currency is typically the functional currency for all of the Company’s significant international operations. In accordance with authoritative guidance, assets and liabilities of the Company’s foreign operations are translated from foreign currencies into U.S. dollars at period-end rates, while income and expenses are translated at the weighted average exchange rates for the period. The related translation adjustments are reflected as a foreign currency translation adjustment in accumulated other comprehensive income (loss) within stockholders’ equity. In addition, the Company records foreign currency translation adjustments related to its noncontrolling interests within stockholders’ equity. Accordingly, our reported other comprehensive income (loss) could be unfavorably impacted if the U.S. dollar strengthens, particularly against the British pound, Canadian dollar, Chinese yuan, euro, Japanese yen, Korean won, Mexican peso, Polish zloty, Russian rouble and Turkish lira. Alternatively, if the U.S. dollar weakens relative to those currencies, our reported other comprehensive income (loss) could be favorably impacted. Our foreign currency translation adjustments recorded in other comprehensive income (loss) are significantly impacted by net assets denominated in euros.
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
During the three months ended May 2, 2020, the total foreign currency translation adjustment decreased stockholders’ equity by $18.5 million, driven primarily by the strengthening of the U.S. dollar against the Mexican peso and, to a lesser extent, the euro.
Foreign Currency Transaction Gains and Losses
Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency, including gains and losses on foreign exchange currency contracts (see below), are included in the condensed consolidated statements of loss. Net foreign currency transaction losses of $10.5 million and $1.2 million were included in the determination of net loss for the three months ended May 2, 2020 and May 4, 2019, respectively.

Foreign Exchange Currency Contracts
The Company operates in foreign countries, which exposes it to market risk associated with foreign currency exchange rate fluctuations. Various transactions that occur primarily in Europe, Canada, South Korea, China, Hong Kong and Mexico are denominated in U.S. dollars, British pounds and Russian roubles and thus are exposed to earnings risk as a result of exchange rate fluctuations when converted to their functional currencies. These types of transactions include U.S. dollar-denominated purchases of merchandise and U.S. dollar- and British pound-denominated intercompany liabilities. In addition, certain operating expenses, tax liabilities and pension-related liabilities are denominated in Swiss francs and are exposed to earnings risk as a result of exchange rate fluctuations when converted to the functional currency. Further, there are certain real estate leases that are denominated in a currency other than the functional currency of the respective entity that entered into the agreement (primarily Swiss francs, Russian roubles and Polish zloty). As a result, the Company may be exposed to volatility related to unrealized gains or losses on the translation of present value of future lease payment obligations when translated at the exchange rate as of a reporting period-end. The Company is also subject to certain translation and economic exposures related to its net investment in certain of its international subsidiaries. The Company enters into derivative financial instruments to offset some, but not all, of its exchange risk. In addition, some of the derivative contracts in place will create volatility during the fiscal year as they are marked-to-market according to the accounting rules and may result in revaluation gains or losses in different periods from when the currency impact on the underlying transactions are realized.
Foreign Exchange Currency Contracts Designated as Cash Flow Hedges
During the three months ended May 2, 2020, the Company purchased U.S. dollar forward contracts in Europe totaling US$55.0 million that were designated as cash flow hedges. As of May 2, 2020, the Company had forward contracts outstanding for its European operations of US$171.5 million to hedge forecasted merchandise purchases, which are expected to mature over the next 17 months. The Company’s foreign exchange currency contracts are recorded in its condensed consolidated balance sheet at fair value based on quoted market rates. Changes in the fair value of the U.S. dollar forward contracts, designated as cash flow hedges for forecasted merchandise purchases, are recorded as a component of accumulated other comprehensive income (loss) within stockholders’ equity and are recognized in cost of product sales in the period that approximates the time the hedged merchandise inventory is sold. Changes in the fair value of the U.S. dollar forward contracts, designated as cash flow hedges for forecasted intercompany royalties, are recorded as a component of accumulated other comprehensive income (loss) within stockholders’ equity and are recognized in other income (expense) in the period in which the royalty expense is incurred.
As of May 2, 2020, accumulated other comprehensive income (loss) related to foreign exchange currency contracts included a net unrealized gain of approximately $8.6 million, net of tax, of which $7.1 million will be recognized in cost of product sales over the following 12 months, at the then current values on a pre-tax basis, which can be different than the current quarter-end values.
As of May 2, 2020, the net unrealized gain of the remaining open forward contracts recorded in the Company’s condensed consolidated balance sheet was approximately $6.3 million.
At February 1, 2020, the Company had forward contracts outstanding for its European operations of US$148.6 million that were designated as cash flow hedges. At February 1, 2020, the net unrealized gain of these open forward contracts recorded in the Company’s condensed consolidated balance sheet was approximately $4.0 million.

Foreign Exchange Currency Contracts Not Designated as Hedging Instruments
The Company has also foreign exchange currency contracts that are not designated as hedging instruments for accounting purposes. Changes in fair value of foreign exchange currency contracts not designated as hedging instruments are reported in net earnings (loss) as part of other income (expense). For the three months ended May 2, 2020, the Company recorded a net gain of $1.1 million for its euro dollar foreign exchange currency contracts not designated as hedges, which has been included in other income (expense). As of May 2, 2020, the Company had euro foreign exchange currency contracts to purchase US$59.7 million expected to mature over the next 13 months. As of May 2, 2020, the net unrealized gain of these open forward contracts recorded in the Company’s condensed consolidated balance sheet was approximately $2.6 million.
At February 1, 2020, the Company had euro foreign exchange currency contracts to purchase US$46.1 million. At February 1, 2020, the net unrealized gain of these open forward contracts recorded in the Company’s condensed consolidated balance sheet was approximately $0.9 million.
Sensitivity Analysis
As of May 2, 2020, a sensitivity analysis of changes in foreign currencies when measured against the U.S. dollar indicates that, if the U.S. dollar had uniformly weakened by 10% against all of the U.S. dollar denominated foreign exchange derivatives totaling US$231.2 million, the fair value of the instruments would have decreased by $25.7 million. Conversely, if the U.S. dollar uniformly strengthened by 10% against all of the U.S. dollar denominated foreign exchange derivatives, the fair value of these instruments would have increased by $21.0 million. Any resulting changes in the fair value of the hedged instruments may be partially offset by changes in the fair value of certain balance sheet positions (primarily U.S. dollar denominated liabilities in our foreign operations) impacted by the change in the foreign currency rate. The ability to reduce the exposure of currencies on earnings depends on the magnitude of the derivatives compared to the balance sheet positions during each reporting cycle.
Interest Rate Risk
The Company is exposed to interest rate risk on its floating-rate debt. The Company has entered into interest rate swap agreements for certain of these agreements to effectively convert its floating-rate debt to a fixed-rate basis. The principal objective of these contracts is to eliminate or reduce the variability of the cash flows in interest payments associated with the Company’s floating-rate debt, thus reducing the impact of interest rate changes on future interest payment cash flows. The Company has elected to apply the hedge accounting rules in accordance with authoritative guidance for certain of these contracts.
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

Interest Rate Swap Agreement Designated as Cash Flow Hedge
During fiscal 2017, the Company entered into an interest rate swap agreement with a notional amount of $21.5 million, designated as a cash flow hedge, to hedge the variability of cash flows in interest payments associated with the Company’s floating-rate real estate secured loan (the “Mortgage Debt”). This interest rate swap agreement matures in January 2026 and converts the nature of the Company’s Mortgage Debt from LIBOR floating-rate debt to fixed-rate debt, resulting in a swap fixed rate of approximately 3.06%. The fair value of the interest rate swap agreement is based upon inputs corroborated by observable market data. Changes in the fair value of the interest rate swap agreement, designated as a cash flow hedge to hedge the variability of cash flows in interest payments associated with the Company’s floating-rate Mortgage Debt, are recorded as a component of accumulated other comprehensive income (loss) within stockholders’ equity and are amortized to interest expense over the term of the related debt.
As of May 2, 2020, accumulated other comprehensive income (loss) related to the interest rate swap agreement included a net unrealized loss of $0.9 million, net of tax, which will be recognized in interest expense after the following 12 months, at the then current values on a pre-tax basis, which can be different than the current quarter-end values. As of May 2, 2020, the net unrealized loss of the interest rate swap recorded in the Company’s condensed consolidated balance sheet was approximately $1.2 million. As of February 1, 2020, the net unrealized loss of the interest rate swap recorded in the Company’s condensed consolidated balance sheet was approximately $0.3 million.
Sensitivity Analysis
As of May 2, 2020, the Company had borrowings under its credit facility arrangements of $193.7 million which are based on variable rates of interest. Accordingly, changes in interest rates would impact the Company’s results of operations in future periods. A 100 basis point increase in interest rates would not have a significant effect on interest expense for the three months ended May 2, 2020.
As of May 2, 2020, the Company also had indebtedness related to term loans of $24.7 million, its Mortgage Debt of $18.9 million and finance lease obligations of $15.9 million. The term loans provide for fixed annual interest rates ranging between 0.5% to 1.5%. The Mortgage Debt is covered by a separate interest rate swap agreement with a swap fixed interest rate of approximately 3.06% that matures in January 2026. The interest rate swap agreement is designated as a cash flow hedge and converts the nature of the Company’s Mortgage Debt from LIBOR floating-rate debt to fixed-rate debt. The finance lease obligations are based on fixed interest rates derived from the respective agreements.
The fair values of the Company’s debt instruments are based on the amount of future cash flows associated with each instrument discounted using the Company’s incremental borrowing rate. As of May 2, 2020 and February 1, 2020, the carrying value was not materially different from fair value, as the interest rates on the Company’s debt approximated rates currently available to the Company. The fair value of the Company’s convertible senior notes is determined based on inputs that are observable in the market and have been classified as Level 2 in the fair value hierarchy.
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
There was no change in our internal control over financial reporting during the first quarter of fiscal 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.	Legal Proceedings.
See “Part I, Item 1. Financial Statements – Note 13 – Commitments and Contingencies – Legal and Other Proceedings” in this Form 10-Q for disclosures about our legal and other proceedings.
ITEM 1A. Risk Factors.
Other than the risk factor noted below, there have not been any material changes from the Risk Factors as previously disclosed in our Annual Report on Form 10-K for the year ended February 1, 2020, filed with the SEC on April 1, 2020.
We are engaging with landlords to negotiate rent deferrals or other rent concessions and, in certain cases, terminate existing leases, but our inability to successfully do so could cause the counterparties under those leases to attempt to hold us in breach of our lease obligations and terminate our leases and accelerate future rents due thereunder.
In light of store closures as a result of the COVID-19 pandemic, starting in April 2020 we suspended rent payments under leases for these stores.  Currently, we are engaging in discussions with landlords to negotiate rent deferrals or other rent concessions and, in some cases, terminate existing leases. There can be no assurances that we will be able to continue to defer rent or negotiate other rent concessions, on commercially reasonable terms or at all.  If we are unable to renegotiate leases, the landlords of these existing leases may allege that we are in default under leases, and may take actions such as, but not limited to, eviction, termination of the leases and acceleration of future rent payments under such leases. While we believe that we have strong legal grounds to support claims related to non-payment of rent during government-mandated shut downs and store closures that are in accordance with public health orders, guidelines and recommendations, there can be no assurances that such arguments will prevail and any disputes that arise could be costly to litigate and may jeopardize our ability to continue operations at the impacted locations.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
Items (a) and (b) are not applicable.
Item (c).  Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
February 2, 2020 to February 29, 2020
Repurchase program[1]	—	—	—	$86,650,889
Employee transactions[2]	133,315	$21.78	—
March 1, 2020 to April 4, 2020
Repurchase program[1]	—	—	—	$86,650,889
Employee transactions[2]	591	$7.65	—
April 5, 2020 to May 2, 2020
Repurchase program[1]	—	—	—	$86,650,889
Employee transactions[2]	39,740	$8.18	—
Total
Repurchase program[1]	—	—	—
Employee transactions[2]	173,646	$18.62	—
______________________________________________________________________
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

*†10.1.	Letter Agreement regarding amendment to Employment Agreement dated March 30, 2020 between the Registrant and Carlos Alberini.
*†10.2.	Letter Agreement regarding amendment to Offer Letter dated March 30, 2020 between the Registrant and Kathryn Anderson.
10.3.
Amendment Number Three to Loan, Guaranty and Security Agreement dated as of April 21, 2020, among Guess?, Inc., Guess? Retail, Inc., Guess.com, Inc., Guess? Canada Corporation, the guarantors party thereto, the lenders party thereto and Bank of America, N.A., as agent for the lenders (incorporated by reference from the Registrant’s Current Report on Form 8-K filed April 22, 2020).

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

Guess?, Inc.

Date:	June 11, 2020	By:	/s/ CARLOS ALBERINI
Carlos Alberini
Chief Executive Officer

Date:	June 11, 2020	By:	/s/ KATHRYN ANDERSON
Kathryn Anderson
Chief Financial Officer
(Principal Financial Officer)