Form 10-Q
period 2020-08-01
GUESS INC
filed 2020-09-04
CIK 912463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended August 1, 2020
OR
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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
As of August 31, 2020, the registrant had 63,610,474 shares of Common Stock, $.01 par value per share, outstanding.

GUESS?, INC.
FORM 10-Q

i

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements.
GUESS?, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands, except share data)

	Aug 1, 2020	Feb 1, 2020
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$327,970	$284,613
Accounts receivable, net	246,471	327,281
Inventories	419,427	393,129
Other current assets	80,069	59,212
Total current assets	1,073,937	1,064,235
Property and equipment, net	240,081	288,112
Goodwill	36,232	34,777
Deferred tax assets	62,444	63,555
Restricted cash	228	215
Operating lease right-of-use assets	766,853	851,990
Other assets	130,954	126,078
	$2,310,729	$2,428,962
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of borrowings and finance lease obligations	$42,321	$9,490
Accounts payable	259,743	232,761
Accrued expenses and other current liabilities	192,667	204,096
Current portion of operating lease liabilities	235,749	192,066
Total current liabilities	730,480	638,413
Convertible senior notes, net	252,988	247,363
Long-term debt and finance lease obligations	66,069	32,770
Long-term operating lease liabilities	659,118	714,079
Other long-term liabilities	143,225	130,259
	1,851,880	1,762,884
Redeemable noncontrolling interests	4,021	4,731

Commitments and contingencies (Note 13)

Stockholders’ equity:
Preferred stock, $.01 par value. Authorized 10,000,000 shares; no shares issued and outstanding	—	—
Common stock, $.01 par value. Authorized 150,000,000 shares; issued 142,843,839 and 142,867,947 shares, outstanding 63,614,749 and 65,848,510 shares, as of August 1, 2020 and February 1, 2020, respectively	636	658
Paid-in capital	548,602	563,004
Retained earnings	952,707	1,130,409
Accumulated other comprehensive loss	(131,609)	(139,910)
Treasury stock, 79,229,090 and 77,019,437 shares as of August 1, 2020 and February 1, 2020, respectively	(932,068)	(914,447)
Guess?, Inc. stockholders’ equity	438,268	639,714
Nonredeemable noncontrolling interests	16,560	21,633
Total stockholders’ equity	454,828	661,347
	$2,310,729	$2,428,962

See accompanying notes to condensed consolidated financial statements.

GUESS?, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) (in thousands, except per share data) (unaudited)

	Three Months Ended		Six Months Ended
	Aug 1, 2020	Aug 3, 2019	Aug 1, 2020	Aug 3, 2019
Product sales	$386,392	$664,678	$633,709	$1,182,551
Net royalties	12,147	18,542	25,081	37,360
Net revenue	398,539	683,220	658,790	1,219,911
Cost of product sales	251,511	417,554	477,533	772,296
Gross profit	147,028	265,666	181,257	447,615
Selling, general and administrative expenses	150,293	218,175	293,581	422,820
Asset impairment charges	11,969	1,504	64,941	3,279
Net gains on lease terminations	(885)	—	(429)	—
Earnings (loss) from operations	(14,349)	45,987	(176,836)	21,516
Other income (expense):
Interest expense	(5,941)	(4,951)	(11,403)	(6,210)
Interest income	436	313	1,046	674
Other income (expense), net	5,548	(6,355)	(14,032)	(4,284)
	43	(10,993)	(24,389)	(9,820)

Earnings (loss) before income tax expense (benefit)	(14,306)	34,994	(201,225)	11,696
Income tax expense (benefit)	6,386	8,818	(19,995)	6,101
Net earnings (loss)	(20,692)	26,176	(181,230)	5,595
Net earnings (loss) attributable to noncontrolling interests	(334)	854	(3,206)	1,647
Net earnings (loss) attributable to Guess?, Inc.	$(20,358)	$25,322	$(178,024)	$3,948

Net earnings (loss) per common share attributable to common stockholders (Note 3):
Basic	$(0.31)	$0.36	$(2.72)	$0.05
Diluted	$(0.31)	$0.35	$(2.72)	$0.05

Weighted average common shares outstanding attributable to common stockholders (Note 3):
Basic	65,177	70,508	65,446	75,216
Diluted	65,177	71,356	65,446	76,155

See accompanying notes to condensed consolidated financial statements.

GUESS?, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (in thousands) (unaudited)

	Three Months Ended		Six Months Ended
	Aug 1, 2020	Aug 3, 2019	Aug 1, 2020	Aug 3, 2019
Net earnings (loss)	$(20,692)	$26,176	$(181,230)	$5,595
Other comprehensive income (loss) (“OCI”):
Foreign currency translation adjustment
Gains (losses) arising during the period	32,802	(5,293)	14,303	(17,360)
Derivative financial instruments designated as cash flow hedges
Gains (losses) arising during the period	(7,897)	2,286	(4,361)	6,722
Less income tax effect	885	(308)	529	(880)
Reclassification to net earnings (loss) for gains realized	(2,462)	(1,801)	(4,450)	(2,077)
Less income tax effect	264	229	483	324
Defined benefit plans
Foreign currency and other adjustments	(236)	(167)	(236)	(60)
Less income tax effect	25	16	24	5
Net actuarial loss amortization	97	111	193	222
Prior service credit amortization	(16)	(9)	(32)	(19)
Less income tax effect	(10)	(12)	(19)	(23)
Total comprehensive income (loss)	2,760	21,228	(174,796)	(7,551)
Less comprehensive income (loss) attributable to noncontrolling interests:
Net earnings (loss)	(334)	854	(3,206)	1,647
Foreign currency translation adjustment	1,759	(452)	(1,867)	(142)
Amounts attributable to noncontrolling interests	1,425	402	(5,073)	1,505
Comprehensive income (loss) attributable to Guess?, Inc.	$1,335	$20,826	$(169,723)	$(9,056)

See accompanying notes to condensed consolidated financial statements.

GUESS?, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) (unaudited)

	Six Months Ended
	Aug 1, 2020	Aug 3, 2019
Cash flows from operating activities:
Net earnings (loss)	$(181,230)	$5,595
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	32,250	37,225
Amortization of debt discount	5,197	2,662
Amortization of debt issuance costs	661	276
Share-based compensation expense	9,789	9,454
Forward contract gains	3,420	(34)
Net loss on impairment and disposition of property and equipment and long-term assets	65,974	3,753
Other items, net	11,889	5,606
Changes in operating assets and liabilities:
Accounts receivable	94,373	24,492
Inventories	(16,002)	(22,926)
Prepaid expenses and other assets	(20,550)	(1,596)
Operating lease assets and liabilities, net	39,902	1,340
Accounts payable and accrued expenses	(3,923)	(87,423)
Other long-term liabilities	(1,065)	(1,381)
Net cash provided by (used in) operating activities	40,685	(22,957)
Cash flows from investing activities:
Purchases of property and equipment	(10,099)	(34,551)
Proceeds from sale of long-term assets	336	—
Net cash settlement of forward contracts	(273)	162
Purchases of investments	(1,882)	—
Other investing activities	(52)	521
Net cash used in investing activities	(11,970)	(33,868)
Cash flows from financing activities:
Proceeds from borrowings	274,594	90,136
Repayments on borrowings and finance lease obligations	(218,267)	(63,285)
Proceeds from issuance of convertible senior notes	—	300,000
Proceeds from issuance of warrants	—	28,080
Purchase of convertible note hedges	—	(60,990)
Convertible debt issuance costs	—	(5,068)
Purchase of equity forward contracts	—	(68,000)
Dividends paid	(958)	(26,901)
Issuance of common stock, net of tax withholdings on vesting of stock awards	(2,908)	43
Purchase of treasury stock	(38,876)	(212,564)
Net cash provided by (used in) financing activities	13,585	(18,549)
Effect of exchange rates on cash, cash equivalents and restricted cash	1,070	(4,042)
Net change in cash, cash equivalents and restricted cash	43,370	(79,416)
Cash, cash equivalents and restricted cash at the beginning of the year	284,828	210,995
Cash, cash equivalents and restricted cash at the end of the period	$328,198	$131,579

Supplemental cash flow data:
Interest paid	$5,277	$1,535
Income taxes paid, net of refunds	$2,967	$4,201

Non-cash investing and financing activity:
Assets acquired under finance lease obligations	$276	$3,055
Receivable and related adjustments from sale of retail locations	$(364)	$5,088

See accompanying notes to condensed consolidated financial statements.

GUESS?, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)

	For the three and six months ended August 1, 2020
	Guess?, Inc. Stockholders’ Equity
	Common Stock					Treasury Stock
	Shares	Amount	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Shares	Amount	Nonredeemable Noncontrolling Interests	Total
Balance at February 1, 2020	65,848,510	$658	$563,004	$1,130,409	$(139,910)	77,019,437	$(914,447)	$21,633	$661,347
Net loss	—	—	—	(157,666)	—	—	—	(2,872)	(160,538)
Other comprehensive loss, net of income tax of ($147)	—	—	—	—	(13,392)	—	—	(3,626)	(17,018)
Issuance of common stock under stock compensation plans including tax effect	1,763,311	18	(24,264)	—	—	(1,770,223)	21,017	—	(3,229)
Issuance of stock under Employee Stock Purchase Plan	32,427	—	(192)	—	—	(32,427)	385	—	193
Share-based compensation	—	—	5,771	15	—	—	—	—	5,786
Dividends, net of forfeitures on non-participating securities	—	—	—	248	—	—	—	—	248
Balance at May 2, 2020	67,644,248	$676	$544,319	$973,006	$(153,302)	75,216,787	$(893,045)	$15,135	$486,789
Net loss	—	—	—	(20,358)	—	—	—	(334)	(20,692)
Other comprehensive income, net of income tax of $1,164	—	—	—	—	21,693	—	—	1,759	23,452
Issuance of common stock under stock compensation plans including tax effect	(54,926)	—	429	—	—	37,730	(448)	—	(19)
Issuance of stock under Employee Stock Purchase Plan	25,427	—	(154)	—	—	(25,427)	301	—	147
Share-based compensation	—	—	3,968	35	—	—	—	—	4,003
Dividends, net of forfeitures on non-participating securities	—	—	—	24	—	—	—	—	24
Share repurchases	(4,000,000)	(40)	40	—	—	4,000,000	(38,876)	—	(38,876)
Balance at August 1, 2020	63,614,749	$636	$548,602	$952,707	$(131,609)	79,229,090	$(932,068)	$16,560	$454,828

GUESS?, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)

	For the three and six months ended August 3, 2019
	Guess?, Inc. Stockholders’ Equity
	Common Stock					Treasury Stock
	Shares	Amount	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Shares	Amount	Nonredeemable Noncontrolling Interests	Total
Balance at February 2, 2019	81,379,660	$814	$523,331	$1,077,747	$(126,179)	61,327,640	$(638,486)	$16,418	$853,645
Cumulative adjustment from adoption of new accounting guidance	—	—	—	(1,684)	1,981	—	—	—	297
Net earnings (loss)	—	—	—	(21,374)	—	—	—	793	(20,581)
Other comprehensive income (loss), net of income tax of ($499)	—	—	—	—	(8,508)	—	—	310	(8,198)
Issuance of common stock under stock compensation plans including tax effect	545,881	5	(3,042)	—	—	(211,221)	2,225	—	(812)
Issuance of stock under Employee Stock Purchase Plan	11,377	1	69	—	—	(11,377)	120	—	190
Share-based compensation	—	—	4,440	28	—	—	—	—	4,468
Dividends, net of forfeitures on non-participating securities	—	—	—	(18,331)	—	—	—	—	(18,331)
Share repurchases	(10,264,052)	(103)	103	—	—	10,264,052	(201,564)	—	(201,564)
Equity component value of convertible note issuance, net	—	—	42,324	—	—	—	—	—	42,324
Sale of common stock warrant	—	—	28,080	—	—	—	—	—	28,080
Purchase of convertible note hedge	—	—	(46,440)	—	—	—	—	—	(46,440)
Equity forward contract issuance	—	—	(68,000)	—	—	—	—	—	(68,000)
Balance at May 4, 2019	71,672,866	$717	$480,865	$1,036,386	$(132,706)	71,369,094	$(837,705)	$17,521	$565,078
Net earnings	—	—	—	25,322	—	—	—	854	26,176
Other comprehensive loss, net of income tax of ($75)	—	—	—	—	(4,496)	—	—	(452)	(4,948)
Issuance of common stock under stock compensation plans including tax effect	64,080	—	(852)	—	—	(106,039)	1,249	—	397
Issuance of stock under Employee Stock Purchase Plan	19,538	—	38	—	—	(19,538)	230	—	268
Share-based compensation	—	—	4,928	58	—	—	—	—	4,986
Dividends, net of forfeitures on non-participating securities	—	—	—	(8,162)	—	—	—	—	(8,162)
Share repurchases	(749,252)	(7)	7	—	—	749,252	(11,000)	—	(11,000)
Balance at August 3, 2019	71,007,232	$710	$484,986	$1,053,604	$(137,202)	71,992,769	$(847,226)	$17,923	$572,795

See accompanying notes to condensed consolidated financial statements.

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
August 1, 2020
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
Basis of Presentation
In the opinion of management, the accompanying unaudited condensed consolidated financial statements of the Company contain all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the condensed consolidated balance sheets as of August 1, 2020 and February 1, 2020, the condensed consolidated statements of income (loss), comprehensive income (loss) and stockholders’ equity for the three and six months ended August 1, 2020 and August 3, 2019 and the condensed consolidated statements of cash flows for the six months ended August 1, 2020 and August 3, 2019. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) for interim financial information and the instructions to Rule 10-01 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). Accordingly, they have been condensed and do not include all of the information and footnotes required by GAAP for complete financial statements. The results of operations for the three and six months ended August 1, 2020 are not necessarily indicative of the results of operations to be expected for the full fiscal year. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended February 1, 2020.
The three and six months ended August 1, 2020 had the same number of days as the three and six months ended August 3, 2019. All references herein to “fiscal 2021,” “fiscal 2020” and “fiscal 2019” represent the results of the 52-week fiscal year ending January 30, 2021 and the 52-week fiscal years ended February 1, 2020 and February 2, 2019, respectively.
Reclassifications
The Company has made certain reclassifications to prior period amounts to conform to the current period presentation within the accompanying notes to the condensed consolidated financial statements.
Use of Estimates
The preparation of the financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the amounts reported in the financial statements and disclosed in the accompanying notes. Significant areas requiring the use of management estimates relate to the allowances for doubtful accounts, sales return and markdown allowances, gift card and loyalty accruals, valuation of inventories, share-based compensation, income taxes, recoverability of deferred taxes, unrecognized tax benefits, the useful life of assets for depreciation and amortization, evaluation of asset impairment (including goodwill and long-lived assets, such as property and equipment and operating lease right-of-use (“ROU”) assets), pension obligations, workers’ compensation and medical self-insurance expense and accruals, litigation reserves and restructuring expense and accruals. Actual results could differ from those estimates. Revisions in estimates could materially impact the results of operations and financial position.
As discussed further below, the coronavirus (or “COVID-19”) pandemic has materially impacted the Company’s results during the three and six months ended August 1, 2020. The Company’s operations could continue to be impacted in ways we are not able to predict today due to the developing situation. While the

Company believes it has made reasonable accounting estimates based on the facts and circumstances that were available as of the reporting date, to the extent there are differences between these estimates and actual results, the Company’s results of operations and financial position could be materially impacted.
COVID-19 Business Update
The COVID-19 pandemic has had and is continuing to have a material impact on the Company’s financial performance. The pandemic is ongoing and dynamic in nature and, to date, the Company has experienced temporary closures in key regions globally. During the second quarter of fiscal 2021, the Company gradually reopened most of its global fleet of brick-and-mortar stores resulting in stores being closed for approximately 30% and 35% of the total days during the three and six months ended August 1, 2020, respectively. As of August 1, 2020, approximately 95% of the Company’s stores were open, with the majority of closed stores located primarily within interior malls in California. The Company will continue to reopen stores (and/or close again, if appropriate), as state and local guidelines and conditions permit or require, taking an informed, measured approach based on a number of factors. The Company’s e-commerce sites have remained open in all regions. In addition, retail stores that are open have and continue to experience significant reductions in traffic and revenue. Many of the Company’s wholesale and licensing partners have also substantially reduced their operations. The Company has been bringing back furloughed store associates and support staff as stores reopen. The extent and duration of the global pandemic remains uncertain and may continue to impact consumer purchasing activity into the foreseeable future.
During the first half of fiscal 2021, in addition to the negative impact from lower net revenue, the Company’s operating results reflected asset impairment charges as well as additional inventory valuation reserves and higher allowances for markdowns and doubtful accounts due to the ongoing effects of the COVID-19 pandemic. These charges were partially offset by lower selling, general and administrative (“SG&A”) expenses driven primarily by expense savings, both one-time, such as furloughs and temporary salary reductions, and permanent, such as headcount reductions and lower discretionary spending. In addition, the Company benefited from various government assistance programs related primarily to the recovery of employee payroll costs as well as certain favorable tax treatments.
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
During the second quarter of fiscal 2021, as the situation began to stabilize, the Company repaid a significant portion of its previously drawn down credit facilities, continued to bring back furloughed employees, eliminated the temporary tiered salary reductions and invested in share repurchases to return value to its shareholders. Subsequent to the second quarter of fiscal 2021, the Company also announced that it would resume paying its quarterly cash dividend beginning in the third quarter of fiscal 2021, but decided to not declare any cash dividends for the first and second quarters of fiscal 2021.
In response to the COVID-19 pandemic, governments in various jurisdictions have implemented relief programs to provide assistance in the form of wage subsidies and tax related payment deferrals (related to payroll, income, sales and other taxes). The Company is leveraging these relief initiatives where able to help mitigate expenses and provide additional liquidity. An example of such an economic relief program is the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act, which was enacted by the U.S. government in March 2020. The provisions of the CARES Act include the deferral of the employer portion of social security taxes, creation of refundable employee retention tax credits, modification of net operating loss carryback periods, relaxation of the net interest deduction limitations and technical amendment for qualified improvement property deduction.
In light of store closures and reduced traffic in stores, the Company has taken certain actions with respect to certain of its existing leases, including engaging with landlords to discuss rent deferrals as well as other rent concessions. Since April 2020, the Company has suspended rental payments and/or paid reduced rental amounts with respect to its retail stores that were closed or were experiencing drastically reduced customer traffic as a result of the COVID-19 pandemic. The Company is engaging in discussions with the affected landlords in an effort to achieve appropriate rent relief and other lease concessions and, in some cases, to terminate existing leases. Consistent with updated guidance from the Financial Accounting Standards Board (“FASB”) in April 2020, the Company has elected to treat any such agreed-upon payment deferrals related to the COVID-19 pandemic as if there were no modifications to the lease contract and has accrued such amounts within the current portion of operating lease liabilities in the Company’s condensed consolidated balance sheet. The Company has elected to treat other rent concessions which result in reduced lease payments as variable lease payments if the concessions that are provided are for a period of less than 12 months. For any rent concessions which reduce the lease payments for a period of more than 12 months or change the payment terms from minimum rental amounts to amounts based on a percentage of sales volume for the remainder of the lease term, the Company has elected to treat such changes as lease modifications under the current lease guidance.
Revenue Recognition
The Company recognizes the majority of its revenue from its direct-to-consumer (brick-and-mortar retail stores and concessions as well as e-commerce) and wholesale distribution channels at a point in time when it satisfies a performance obligation and transfers control of the product to the respective customer.
The Company also recognizes royalty revenue from its trademark license agreements. The Company’s trademark license agreements represent symbolic licenses that are dependent on the Company’s continued support over the term of the license agreement. The amount of revenue that is recognized from the licensing arrangements is based on sales-based royalty and advertising fund contributions as well as specific fixed payments, where applicable. The Company’s trademark license agreements customarily provide for a multi-year initial term ranging from three to ten years, and may contain options to renew prior to expiration for an additional multi-year period. The unrecognized portion of upfront payments is included in deferred royalties in accrued expenses and other long-term liabilities depending on the short or long-term nature of the payments to be recognized. As of August 1, 2020, the Company had $6.4 million and $15.7 million of deferred royalties related to these upfront payments included in accrued expenses and other long-term liabilities, respectively. This compares to $6.7 million and $18.7 million of deferred royalties related to these upfront payments included in accrued expenses and other long-term liabilities, respectively, at February 1, 2020. During the three and six months ended August 1, 2020, the Company recognized $3.1 million and $6.7 million in net royalties related to the amortization of the deferred royalties, respectively. During the three and six months ended August 3, 2019, the Company recognized $3.1 million and $6.1 million in net royalties related to the amortization of the deferred royalties, respectively.
Refer to Note 8 for further information on disaggregation of revenue by segment and country.
Allowance for Doubtful Accounts
During the first quarter of fiscal 2021, the Company adopted authoritative guidance related to the measurement of credit losses on financial instruments. This guidance replaces the “as incurred” loss model with an “expected loss” model which requires the recognition of an allowance for credit losses expected to be incurred over an asset’s lifetime. The adoption of this guidance did not have a material impact on the Company’s allowance for doubtful accounts.
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
As of August 1, 2020, approximately 58% of the Company’s total net trade accounts receivable and 68% of its European net trade receivables were subject to credit insurance coverage, certain bank guarantees or letters of credit for collection purposes. The Company’s credit insurance coverage contains certain terms and conditions specifying deductibles and annual claim limits. Management evaluates the creditworthiness of the counterparties to the credit insurance, bank guarantees, and letters of credit and records a provision for the risk of loss on these instruments based on these evaluations as considered necessary.
The Company’s credit losses for the periods presented were not significant compared to sales and did not significantly exceed management’s estimates. Refer to Note 5 for further information on the Company’s allowance for doubtful accounts.
Net Gains on Lease Terminations
During the three and six months ended August 1, 2020, the Company recorded net gains on lease terminations of $0.9 million and $0.4 million, respectively, related primarily to the early termination of certain lease agreements.
Other Assets
During fiscal 2019, the Company invested $8.3 million in a privately-held apparel company. During the second quarter of fiscal 2021, the Company invested an additional $1.9 million. The Company’s ownership in this company (a 30% minority interest) is accounted for under the equity method of accounting. The Company recognized its proportionate share of net losses of this company of $2.0 million and $4.1 million in other income (expense) in its condensed consolidated statements of income (loss) during the three and six months ended August 1, 2020, respectively. During the three and six months ended August 3, 2019, the Company recognized its proportionate share of net losses of this company of $2.9 million in other income (expense) in its condensed consolidated statements of income (loss).
Sale of Australian Stores
During fiscal 2020, the Company entered into a definitive agreement to sell its Australian retail locations to the Company’s wholesale distributor in the region for approximately AUD$7.1 million (US$4.9 million), subject to certain adjustments, and recognized a loss on the sale of approximately AUD$1.2 million (US$0.8 million). During the second quarter of fiscal 2021, the Company recorded an adjustment of AUD$0.5 million (US$0.4 million) to reduce the purchase price. As per the terms of the agreement, the wholesale distributor entered into a promissory note with the Company to make periodic payments on the sale through August 2021. As of August 1, 2020, the Company included AUD$2.0 million (US$1.4 million) and AUD$2.6 million (US$1.9 million) in accounts receivable, net and other assets, respectively, in its condensed consolidated balance sheet based on the timing of the payments. This compares to AUD$1.8 million (US$1.2 million) and AUD$3.3 million (US$2.2 million) included in accounts receivable, net and other assets, respectively, as of February 1, 2020.
New Accounting Guidance
Recently Adopted Accounting Guidance
In June 2016, the FASB issued authoritative guidance related to the measurement of credit losses on financial instruments. This guidance replaces the “as incurred” loss model with an “expected loss” model which requires the recognition of an allowance for credit losses expected to be incurred over an asset’s lifetime. The measurement of expected credit losses is based on relevant information about past events, current conditions and reasonable and supportable forecasts impacting the collectibility of the reported amounts. This guidance was adopted as of February 2, 2020 on a modified retrospective basis and did not have a material impact on the Company’s consolidated financial statements or related disclosures.

In August 2018, the FASB issued authoritative guidance to modify the disclosure requirements on fair value measurements. This guidance was adopted as of February 2, 2020 on a prospective basis and did not have a material impact on the Company’s related disclosures.
In August 2018, the FASB issued authoritative guidance to align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The Company adopted this guidance as of February 2, 2020 on a prospective basis. Prior to the adoption of this guidance, the Company capitalized implementation costs related to a hosting arrangement that is a service contract to property and equipment, net in the Company’s consolidated balance sheets and included such expenditures within the investing section of the Company’s consolidated statements of cash flows. These assets were amortized over their estimated useful life with the related amortization included in depreciation and amortization in either cost of product sales or SG&A expenses in the Company’s consolidated statements of income (loss) depending on the nature of how the assets were used. Subsequent to the adoption of this guidance, these costs are included within other current assets or other assets in the Company’s consolidated balance sheets depending on the short or long-term nature of the underlying hosting agreement with such expenditures included in the operating section of the Company’s consolidated statements of cash flows. These assets are now amortized over the shorter of the estimated useful life or the term of the underlying hosting agreement, including any probable renewal periods, with the related amortization included in cost of product sales or SG&A expenses in the Company’s consolidated statements of income (loss), consistent with the presentation of the expense related to the underlying hosting arrangement. The adoption of this guidance, including the different classification requirements for the implementation costs, did not have a material impact on the Company’s consolidated financial statements or the related disclosures.
In December 2019, the FASB issued authoritative guidance that simplifies the accounting for income taxes by eliminating certain exceptions to general principles related to intraperiod tax allocations, ownership changes in foreign investments and calculating income taxes in an interim period when year-to-date losses exceed total anticipated losses. The new guidance also simplifies the accounting for income taxes related to franchise taxes that are partially based on income, the step up in the tax basis of goodwill, allocation of current and deferred tax expense for certain legal entities and enacted changes in tax laws or rates during interim periods, among other improvements. This guidance was adopted during the second quarter of fiscal 2021 on a prospective basis and did not have a material impact on the Company’s consolidated financial statements or related disclosures.
Recently Issued Accounting Guidance
In August 2018, the FASB issued authoritative guidance to modify the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans. This guidance is effective for fiscal years beginning after December 15, 2020, which will be the Company’s first quarter of fiscal 2022, with early adoption permitted. The Company is currently evaluating the impact of the adoption of this standard on its financial statement disclosures.
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
In August 2020, the FASB issued authoritative guidance to simplify the accounting for convertible instruments and contracts in an entity’s own equity and the diluted earnings per share computations for these instruments. This guidance removes major separation models required under current guidance which will enable more convertible debt instruments to be reported as a single liability instrument with no separate accounting for embedded conversion features. This guidance also removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception. The new guidance also requires the “if -converted” method to be applied for all convertible instruments (the treasury stock method is no longer available) and removes the ability to rebut the presumption of share settlement for contracts that may be settled in cash or stock. In addition, expanded disclosures are required on the terms and features of convertible instruments. This guidance is effective for fiscal years beginning after December 31, 2021, which will be the Company’s first quarter of fiscal 2023, on either a full or modified retrospective basis. Early adoption is permitted for fiscal years beginning after December 31, 2020, which will be the Company’s first quarter of fiscal 2022. The Company is currently evaluating the impact of the adoption of this guidance on its consolidated financial statements and related disclosures.
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
The Company’s lease agreements primarily provide for lease payments based on a minimum annual rental amount, a percentage of annual sales volume, periodic adjustments related to inflation or a combination of such lease payments. Certain retail store leases provide for lease payments based upon the minimum annual rental amount and a percentage of annual sales volume, generally ranging from 3% to 23%, when specific sales volumes are exceeded. The Company’s retail concession leases also provide for lease payments primarily based upon a percentage of annual sales volume, which averages approximately 35%.
In addition to the amounts as disclosed below, the Company has estimated additional operating lease commitments of approximately $24.4 million for leases where the Company has not yet taken possession of the underlying asset as of August 1, 2020. As such, the related operating lease ROU assets and operating lease liabilities have not been recognized in the Company’s condensed consolidated balance sheet as of August 1, 2020.
As of August 1, 2020 and February 1, 2020, the components of leases are as follows (in thousands):

	Balance Sheet Location	Aug 1, 2020	Feb 1, 2020
Assets
Operating	Operating lease right-of-use assets	$766,853	$851,990
Finance	Property and equipment, net	15,451	15,972
Total lease assets		$782,304	$867,962

Liabilities
Current:
Operating	Current portion of operating lease liabilities	$235,749	$192,066
Finance	Current portion of borrowings and finance lease obligations	2,524	2,273
Noncurrent:
Operating	Long-term operating lease liabilities	659,118	714,079
Finance	Long-term debt and finance lease obligations	13,729	14,262
Total lease liabilities		$911,120	$922,680

As of August 1, 2020 and August 3, 2019, the components of lease costs are as follows (in thousands):

		Three Months Ended		Six Months Ended
	Income Statement Location	Aug 1, 2020	Aug 3, 2019	Aug 1, 2020	Aug 3, 2019
Operating lease costs	Cost of product sales	$50,005	$58,749	$105,374	$117,565
Operating lease costs	Selling, general and administrative expenses	5,355	5,720	10,531	10,984
Finance lease costs
Amortization of leased assets[1,2]	Cost of product sales	20	44	32	87
Amortization of leased assets[1,2]	Selling, general and administrative expenses	474	637	1,338	1,180
Interest on lease liabilities	Interest expense	208	286	490	573
Variable lease costs[3]	Cost of product sales	13,209	25,083	27,557	49,908
Variable lease costs[3]	Selling, general and administrative expenses	638	628	1,217	1,455
Short-term lease costs	Cost of product sales	181	—	420	—
Short-term lease costs	Selling, general and administrative expenses	170	183	1,959	395
Total lease costs		$70,260	$91,330	$148,918	$182,147
____________________________________________________________________
Notes:

[1]	The Company has made certain reclassifications to prior period amounts to conform to the current period presentation.

[2]
Amortization of leased assets related to finance leases are included in depreciation expense within cost of product sales or selling, general and administrative expenses depending on the nature of the asset in the Company’s condensed consolidated statements of income (loss).

[3]
During the three and six months ended August 1, 2020, variable lease costs included certain rent concessions received by the Company, primarily in Europe, related to the COVID-19 pandemic of approximately $7.7 million and $10.5 million, respectively. Refer to Note 1 for further information.

Maturities of the Company’s operating and finance lease liabilities as of August 1, 2020 are as follows (in thousands):

Maturity of Lease Liabilities	Operating Leases	Finance Leases	Total
2021[1]	$155,961	$1,618	$157,579
2022	207,825	3,904	211,729
2023	172,592	3,483	176,075
2024	144,021	3,260	147,281
2025	99,851	2,446	102,297
After 2025	201,665	5,229	206,894
Total lease payments	981,915	19,940	1,001,855
Less: Interest	87,048	3,687	90,735
Present value of lease liabilities	$894,867	$16,253	$911,120
______________________________________________________________________
Notes:

[1]
Represents the maturity of lease liabilities for the remainder of fiscal 2021 and also includes rent payments that have been deferred due to the COVID-19 pandemic. This amount does not include payments made during the six months ended August 1, 2020.

Other supplemental information is as follows (dollars in thousands):

Lease Term and Discount Rate	Aug 1, 2020
Weighted-average remaining lease term (years)
Operating leases	5.7 years
Finance leases	5.9 years
Weighted-average discount rate
Operating leases	3.7%
Finance leases	7.0%

	Six Months Ended
Supplemental Cash Flow Information	Aug 1, 2020	Aug 3, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$70,890	$124,687
New operating ROU assets obtained in exchange for lease liabilities	$19,566	$99,951

Impairment
During the three and six months ended August 1, 2020, the Company recorded asset impairment charges of $8.2 million and $36.5 million, respectively, related to ROU assets at certain retail locations in North America and Europe. The asset impairment charges were determined based on the excess of carrying value over the fair value of the ROU assets. The Company uses estimates of market participant rents to calculate fair value of the ROU assets. There were no asset impairment charges recorded related to the Company’s ROU assets during the three and six months ended August 3, 2019. Refer to Note 15 for more information on the Company’s impairment testing.

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
The computation of basic and diluted net earnings (loss) per common share attributable to common stockholders is as follows (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	Aug 1, 2020	Aug 3, 2019	Aug 1, 2020	Aug 3, 2019
Net earnings (loss) attributable to Guess?, Inc.	$(20,358)	$25,322	$(178,024)	$3,948
Less net earnings attributable to nonvested restricted stockholders	—	233	—	235
Net (earnings) loss attributable to common stockholders	$(20,358)	$25,089	$(178,024)	$3,713

Weighted average common shares used in basic computations	65,177	70,508	65,446	75,216
Effect of dilutive securities:
Stock options and restricted stock units[1]	—	848	—	939
Weighted average common shares used in diluted computations	65,177	71,356	65,446	76,155

Net earnings (loss) per common share attributable to common stockholders:
Basic	$(0.31)	$0.36	$(2.72)	$0.05
Diluted	$(0.31)	$0.35	$(2.72)	$0.05

______________________________________________________________________
Notes:

[1]
For the three and six months ended August 1, 2020, there were 262,086 and 382,222, respectively, of potentially dilutive shares that were not included in the computation of diluted weighted average common shares and common equivalent shares outstanding because their effect would have been antidilutive given the Company’s net loss.

For the three months ended August 1, 2020 and August 3, 2019, equity awards granted for 4,121,433 and 3,258,910, respectively, of the Company’s common shares and for the six months ended August 1, 2020 and August 3, 2019, equity awards granted for 3,890,881 and 2,899,760, respectively, of the Company’s common shares were outstanding but were excluded from the computation of diluted weighted average common shares and common equivalent shares outstanding because the assumed proceeds, as calculated under the treasury stock method, resulted in these awards being antidilutive. For the three and six months ended August 1, 2020, the Company also excluded 525,875 nonvested stock units which are subject to the achievement of performance-based vesting conditions from the computation of diluted weighted average common shares and common equivalent shares outstanding because these conditions were not achieved as of August 1, 2020. For the three and six months ended August 3, 2019, the Company excluded 1,228,017 nonvested stock units which were subject to the achievement of performance-based vesting conditions from the computation of diluted weighted average common shares and common equivalent shares outstanding because these conditions were not achieved as of August 3, 2019.
The conversion spread on the Company’s convertible senior notes will have a dilutive impact on diluted earnings per share when the average market price of the Company’s common stock for a given period exceeds the conversion price of $25.78 per share of common stock. For the three and six months ended August 1, 2020 and August 3, 2019, the convertible senior notes have been excluded from the computation of diluted earnings per share as the effect would be antidilutive since the conversion price of the convertible senior notes exceeded the average market price of the Company’s common stock. Warrants to initially purchase 11.6 million shares of the Company’s common shares at an initial strike price of $46.88 per share were outstanding as of August 1, 2020. These warrants were excluded from the computation of diluted earnings per share since the warrants’ adjusted strike price was greater than the average market price of the Company’s common stock during the three and six months ended August 1, 2020 and August 3, 2019. See Note 10 for more information regarding the Company’s convertible senior notes.

(4)	Stockholders’ Equity
Share Repurchase Program
On June 26, 2012, the Company’s Board of Directors authorized a program to repurchase, from time-to-time and as market and business conditions warrant, up to $500 million of the Company’s common stock. Repurchases under the program may be made on the open market or in privately negotiated transactions, pursuant to Rule 10b5-1 trading plans or other available means. There is no minimum or maximum number of shares to be repurchased under the program, which may be discontinued at any time, without prior notice. There were 4,000,000 shares repurchased at an aggregate cost of $38.8 million under the program during the three and six months ended August 1, 2020. During the six months ended August 3, 2019, the Company repurchased 11,013,304 shares under the program at an aggregate cost of $212.5 million, which is inclusive of the shares repurchased under the accelerated share repurchase agreement (the “ASR Contract”) as described below. The Company repurchased 10,264,052 shares at an aggregate cost of $201.5 million during the three months ended May 4, 2019 and an additional 749,252 shares at an aggregate cost of $11.0 million during the three months ended August 3, 2019. As of August 1, 2020, the Company had remaining authority under the program to purchase $47.8 million of its common stock.
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
Dividends
During the first quarter of fiscal 2021, the Company announced that its Board of Directors had deferred the decision with respect to the payment of its quarterly cash dividend. The Board of Directors decided to continue to postpone its decision with respect to the payment of its quarterly cash dividend during the second quarter of fiscal 2021 in order to preserve the Company’s cash position and provide continued financial flexibility in light of the uncertainties related to the COVID-19 pandemic. As a result, there was no cash dividend declared during the three and six months ended August 1, 2020. During the three and six months ended August 1, 2020, dividends paid related to the vesting of restricted stock units that are considered non-participating securities and are only entitled to dividend payments once the respective awards vest. Subsequent to the second quarter of fiscal 2021, the Company announced that it would resume paying its quarterly cash dividend of $0.1125 per share beginning in the third quarter of fiscal 2021, but decided to not declare any cash dividends for the first and second quarters of fiscal 2021.
During the three and six months ended August 3, 2019, the Company declared a cash dividend of $0.1125 per share and $0.3375 per share, respectively.
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
Accumulated Other Comprehensive Income (Loss)
The changes in accumulated other comprehensive income (loss), net of related income taxes, for the three and six months ended August 1, 2020 and August 3, 2019 are as follows (in thousands):

	Three Months Ended Aug 1, 2020
	Foreign Currency Translation Adjustment	Derivative Financial Instruments Designated as Cash Flow Hedges	Defined Benefit Plans	Total
Balance at May 2, 2020	$(152,162)	$7,711	$(8,851)	$(153,302)
Gains (losses) arising during the period	31,043	(7,012)	(211)	23,820
Reclassification to net loss for (gains) losses realized	—	(2,198)	71	(2,127)
Net other comprehensive income (loss)	31,043	(9,210)	(140)	21,693
Balance at August 1, 2020	$(121,119)	$(1,499)	$(8,991)	$(131,609)

	Six Months Ended Aug 1, 2020
	Foreign Currency Translation Adjustment	Derivative Financial Instruments Designated as Cash Flow Hedges	Defined Benefit Plans	Total
Balance at February 1, 2020	$(137,289)	$6,300	$(8,921)	$(139,910)
Gains (losses) arising during the period	16,170	(3,832)	(212)	12,126
Reclassification to net loss for (gains) losses realized	—	(3,967)	142	(3,825)
Net other comprehensive income (loss)	16,170	(7,799)	(70)	8,301
Balance at August 1, 2020	$(121,119)	$(1,499)	$(8,991)	$(131,609)

	Three Months Ended Aug 3, 2019
	Foreign Currency Translation Adjustment	Derivative Financial Instruments Designated as Cash Flow Hedges	Defined Benefit Plans	Total
Balance at May 4, 2019	$(131,923)	$8,663	$(9,446)	$(132,706)
Gains (losses) arising during the period	(4,841)	1,978	(151)	(3,014)
Reclassification to net earnings for (gains) losses realized	—	(1,572)	90	(1,482)
Net other comprehensive income (loss)	(4,841)	406	(61)	(4,496)
Balance at August 3, 2019	$(136,764)	$9,069	$(9,507)	$(137,202)

	Six Months Ended Aug 3, 2019
	Foreign Currency Translation Adjustment	Derivative Financial Instruments Designated as Cash Flow Hedges	Defined Benefit Plans	Total
Balance at February 2, 2019	$(119,546)	$2,999	$(9,632)	$(126,179)
Cumulative adjustment reclassified from retained earnings due to adoption of new accounting guidance[1]	—	1,981	—	1,981
Gains (losses) arising during the period	(17,218)	5,842	(55)	(11,431)
Reclassification to net earnings for (gains) losses realized	—	(1,753)	180	(1,573)
Net other comprehensive income (loss)	(17,218)	4,089	125	(13,004)
Balance at August 3, 2019	$(136,764)	$9,069	$(9,507)	$(137,202)
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

Details on reclassifications out of accumulated other comprehensive income (loss) to net earnings (loss) during the three and six months ended August 1, 2020 and August 3, 2019 are as follows (in thousands):

	Three Months Ended		Six Months Ended		Location of (Gain) Loss Reclassified from Accumulated OCI into Earnings (Loss)
	Aug 1, 2020	Aug 3, 2019	Aug 1, 2020	Aug 3, 2019
Derivative financial instruments designated as cash flow hedges:
Foreign exchange currency contracts	$(2,504)	$(1,757)	$(4,495)	$(1,987)	Cost of product sales
Interest rate swap	42	(44)	45	(90)	Interest expense
Less income tax effect	264	229	483	324	Income tax expense (benefit)
	(2,198)	(1,572)	(3,967)	(1,753)
Defined benefit plans:
Net actuarial loss amortization	97	111	193	222	Other income (expense)
Prior service credit amortization	(16)	(9)	(32)	(19)	Other income (expense)
Less income tax effect	(10)	(12)	(19)	(23)	Income tax expense (benefit)
	71	90	142	180
Total reclassifications during the period	$(2,127)	$(1,482)	$(3,825)	$(1,573)

(5)	Accounts Receivable
Accounts receivable is summarized as follows (in thousands):

	Aug 1, 2020	Feb 1, 2020
Trade	$237,399	$309,508
Royalty	9,248	12,775
Other	14,224	13,429
	260,871	335,712
Less allowances[1]	14,400	8,431
	$246,471	$327,281

______________________________________________________________________
Notes:

[1]
During the first quarter of fiscal 2021, the Company adopted authoritative guidance related to the measurement of credit losses on financial instruments. This guidance replaces the “as incurred” loss model with an “expected loss” model which requires the recognition of an allowance for credit losses expected to be incurred over an asset’s lifetime. The adoption of this guidance did not have a material impact on the Company’s allowance for doubtful accounts. Refer to Note 1 for further information.

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

(6)	Inventories
Inventories consist of the following (in thousands):

	Aug 1, 2020	Feb 1, 2020
Raw materials	$585	$399
Work in progress	43	52
Finished goods	418,799	392,678
	$419,427	$393,129

The above balances include an allowance to write down inventories to the lower of cost or net realizable value of $42.6 million and $24.5 million as of August 1, 2020 and February 1, 2020, respectively.

(7)	Income Taxes
Effective Tax Rate
Income tax expense for the interim periods was computed using the tax rate estimated to be applicable for the full fiscal year, adjusted for discrete items. The Company’s effective income tax rate was a benefit of 9.9% for the six months ended August 1, 2020, compared to an expense of 52.2% for the six months ended August 3, 2019. During the six months ended August 1, 2020, the Company recognized a tax benefit of approximately $3.9 million from a tax rate change related to the ability to carryback net operating losses to tax years with a higher federal corporate tax rate as allowed under the CARES Act enacted in March 2020. This benefit was mostly offset by a valuation allowance of $3.7 million resulting from jurisdictions where there have been cumulative net operating losses, limiting the Company’s ability to consider other subjective evidence to continue to recognize the existing deferred tax assets. Excluding the impact of these items, the change in the effective tax rate was due primarily to a shift in the distribution of earnings among the Company’s tax jurisdictions during the six months ended August 1, 2020, compared to the same prior-year period.
On March 27, 2020, the U.S. government enacted the CARES Act to provide economic relief from the COVID-19 pandemic. The CARES Act includes certain provisions that affect our income taxes, including temporary five-year net operating loss carryback provisions, relaxation of the net interest deduction limitations and the technical amendment for qualified improvement property deduction.

Unrecognized Tax Benefit
From time-to-time, the Company is subject to routine income and other tax audits on various tax matters around the world in the ordinary course of business. As of August 1, 2020, several tax audits were ongoing for various periods in multiple jurisdictions. These audits could conclude with an assessment of additional tax liability for the Company. These assessments could arise as the result of timing or permanent differences and could be material to the Company’s net income or future cash flows. In the event the Company disagrees with an assessment from a taxing authority, the Company may elect to appeal, litigate, pursue settlement or take other actions. The Company accrues an amount for its estimate of additional tax liability which the Company, more likely than not, will incur as a result of the ultimate resolution of tax audits (“uncertain tax positions”). The Company reviews and updates the estimates used in the accrual for uncertain tax positions, as appropriate, as more definitive information or interpretations become available from taxing authorities, upon completion of tax audits, upon receipt of assessments, upon expiration of statutes of limitation, or upon occurrence of other events.
During the second quarter of fiscal 2021, the Company became aware of a foreign withholding tax regulation that could be interpreted to apply to certain of its previous transactions. The Company currently does not expect that its exposure, if any, will have a material impact on its condensed consolidated financial position, results of operations or cash flows.
The Company had aggregate accruals for uncertain tax positions, including penalties and interest, of $35.6 million and $34.0 million as of August 1, 2020 and February 1, 2020, respectively. This includes an accrual of $19.9 million for the estimated transition tax (excluding related interest) related to the 2017 Tax Cuts and Jobs Act for each of the periods ended August 1, 2020 and February 1, 2020.

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

Net revenue and earnings (loss) from operations are summarized as follows for the three and six months ended August 1, 2020 and August 3, 2019 (in thousands):

	Three Months Ended		Six Months Ended
	Aug 1, 2020	Aug 3, 2019	Aug 1, 2020	Aug 3, 2019
Net revenue:
Americas Retail	$110,065	$198,966	$184,649	$375,389
Americas Wholesale	20,285	41,902	46,160	88,107
Europe	205,851	340,509	312,324	550,564
Asia	50,191	83,301	90,576	168,491
Licensing	12,147	18,542	25,081	37,360
Total net revenue	$398,539	$683,220	$658,790	$1,219,911
Earnings (loss) from operations:
Americas Retail	$(4,704)	$5,957	$(41,377)	$4,145
Americas Wholesale	1,688	8,422	3,312	16,236
Europe	20,795	51,594	(23,611)	35,267
Asia	(3,367)	(4,800)	(26,144)	(8,003)
Licensing	11,511	15,547	21,605	32,191
Total segment earnings (loss) from operations	25,923	76,720	(66,215)	79,836
Corporate overhead	(29,188)	(29,229)	(46,109)	(55,041)
Asset impairment charges[1]	(11,969)	(1,504)	(64,941)	(3,279)
Net gains on lease terminations[2]	885	—	429	—
Total earnings (loss) from operations	$(14,349)	$45,987	$(176,836)	$21,516
______________________________________________________________________
Notes:

1
During the three and six months ended August 1, 2020, the Company recognized asset impairment charges related primarily to impairment of certain operating lease ROU assets and impairment of property and equipment related to certain retail locations resulting from lower revenue and future cash flow projections from the ongoing effects of the COVID-19 pandemic. During the three and six months ended August 3, 2019, the Company’s asset impairment charges related primarily to impairment of property and equipment related to certain retail locations resulting from under-performance and expected store closures. Refer to Note 2 and Note 15 for more information regarding these asset impairment charges.

[2]	During the three and six months ended August 1, 2020, the Company recorded net gains on lease terminations related primarily to the early termination of certain lease agreements.
The table below presents information regarding geographic areas in which the Company operated. Net revenue is classified primarily based on the country where the Company’s customer is located (in thousands):

	Three Months Ended		Six Months Ended
	Aug 1, 2020	Aug 3, 2019	Aug 1, 2020	Aug 3, 2019
Net revenue:
U.S.	$97,202	$176,557	$166,667	$340,928
Italy	36,671	86,497	56,023	136,932
South Korea	29,092	32,898	50,316	66,815
Germany	33,376	31,990	44,738	50,738
Canada	24,174	44,001	40,851	82,582
Spain	20,381	39,900	33,377	67,897
Other foreign countries	145,496	252,835	241,737	436,659
Total product sales	386,392	664,678	633,709	1,182,551
Net royalties	12,147	18,542	25,081	37,360
Net revenue	$398,539	$683,220	$658,790	$1,219,911

Due to the seasonal nature of the Company’s business segments, the above net revenue and operating results are not necessarily indicative of the results that may be expected for the full fiscal year.

(9)	Borrowings and Finance Lease Obligations
Borrowings and finance lease obligations are summarized as follows (in thousands):

	Aug 1, 2020	Feb 1, 2020
Term loans	$51,823	$—
Borrowings under credit facilities	19,192	3,957
Mortgage debt	18,821	19,132
Finance lease obligations	16,253	16,535
Other	2,301	2,636
	108,390	42,260
Less current installments	42,321	9,490
Long-term debt and finance lease obligations	$66,069	$32,770

Term Loans
As a precautionary measure to ensure financial flexibility and maintain maximum liquidity in response to the COVID-19 pandemic, in addition to drawing down on certain of the credit facilities as noted below, the Company entered into term loans with certain banks in Europe during the six months ended August 1, 2020. These loans have terms ranging from one-to-five years and provide annual interest rates ranging between 0.5% to 1.5%. Certain of these loans also have an option to extend the term for a period of up to five years, subject to certain terms and conditions. As of August 1, 2020, the Company had outstanding borrowings of $51.8 million under these borrowing arrangements.
Credit Facilities
On April 21, 2020, the Company entered into an amendment of its senior secured asset-based revolving credit facility with Bank of America, N.A. and the other lenders party thereto to extend the maturity date of the credit facility to April 21, 2023, among other changes (as amended, the “Credit Facility”). The Credit Facility provides for a borrowing capacity in an amount up to $120 million, including a Canadian sub-facility up to $20 million, subject to a borrowing base. Based on applicable accounts receivable and inventory balances as of August 1, 2020, the Company could have borrowed up to $81 million under the Credit Facility. The Credit Facility has an option to expand the borrowing capacity by up to $180 million subject to certain terms and conditions, including the willingness of existing or new lenders to assume such increased amount. The Credit Facility is available for direct borrowings and the issuance of letters of credit, subject to certain letters of credit sublimits, and may be used for working capital and other general corporate purposes.
All obligations under the Credit Facility are unconditionally guaranteed by the Company and the Company’s existing and future domestic and Canadian subsidiaries, subject to certain exceptions, and are secured by a first priority lien on substantially all of the assets of the Company and such domestic and Canadian subsidiaries, as applicable.
Direct borrowings under the Credit Facility made by the Company and its domestic subsidiaries shall bear interest at the U.S. base rate plus an applicable margin (varying from 0.75% to 1.25%) or at LIBOR plus an applicable margin (varying from 1.75% to 2.25%), provided that LIBOR may not be less than 1.0%. The U.S. base rate is based on the greater of (i) the U.S. prime rate, (ii) the federal funds rate, plus 0.5%, and (iii) LIBOR for a 30-day interest period, plus 1.0%. Direct borrowings under the Credit Facility made by the Company’s Canadian subsidiaries shall bear interest at the Canadian prime rate plus an applicable margin (varying from 0.75% to 1.25%) or at the Canadian BA rate plus an applicable margin (varying from 1.75% to 2.25%), provided that the Canadian BA rate may not be less than 1.0%. The Canadian prime rate is based on the greater of (i) the Canadian prime rate and (ii) the Canadian BA rate for a one-month interest period, plus 1.0%, provided that the Canadian prime rate may not be less than zero. The applicable margins are calculated quarterly and vary based on the average daily availability of the aggregate borrowing base. The Company is also obligated to pay certain commitment, letter of credit and other fees customary for a credit facility of this size and type. As of August 1, 2020, the Company had $2.1 million in outstanding standby letters of credit, no outstanding documentary letters of credit and no outstanding borrowings under the Credit Facility.

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
The Company, through its European subsidiaries, maintains short-term committed and uncommitted borrowing agreements, primarily for working capital purposes, with various banks in Europe. Some of these agreements include certain equity-based financial covenants. As of August 1, 2020, the Company had $9.4 million in outstanding borrowings, no outstanding documentary letters of credit and $134.3 million available for future borrowings under these agreements. The agreements are denominated primarily in euros and provide for annual interest rates ranging from 0.7% to 1.3%.
The Company, through its China subsidiary, maintains a short-term uncommitted bank borrowing agreement, primarily for working capital purposes. During the second quarter of fiscal 2021, the borrowing capacity under the multicurrency borrowing agreement increased from $20.0 million to $30.0 million. The Company had $9.6 million and $4.0 million in outstanding borrowings under this agreement as of August 1, 2020 and February 1, 2020, respectively.
Mortgage Debt
On February 16, 2016, the Company entered into a ten-year $21.5 million real estate secured loan (the “Mortgage Debt”). The Mortgage Debt is secured by the Company’s U.S. distribution center based in Louisville, Kentucky and provides for monthly principal and interest payments based on a 25-year amortization schedule, with the remaining principal balance and any accrued and unpaid interest due at maturity. Outstanding principal balances under the Mortgage Debt bear interest at the one-month LIBOR rate plus 1.5%. As of August 1, 2020, outstanding borrowings under the Mortgage Debt, net of debt issuance costs of $0.1 million, were $18.8 million. At February 1, 2020, outstanding borrowings under the Mortgage Debt, net of debt issuance costs of $0.1 million, were $19.1 million.
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
On February 16, 2016, the Company also entered into a separate interest rate swap agreement, designated as a cash flow hedge, that resulted in a swap fixed rate of approximately 3.06%. This interest rate swap agreement matures in January 2026 and converts the nature of the Mortgage Debt from LIBOR floating-rate debt to fixed-rate debt. The fair value of the interest rate swap liability was approximately $1.3 million and $0.3 million as of August 1, 2020 and February 1, 2020, respectively.
Finance Lease Obligations
During fiscal 2018, the Company entered into a finance lease related to equipment used in its European distribution center located in the Netherlands. The finance lease primarily provides for monthly minimum lease payments through May 2027 with an effective interest rate of approximately 6%. The finance lease obligation was $12.6 million for each of the periods ended August 1, 2020 and February 1, 2020.
The Company also has smaller finance leases related primarily to computer hardware and software. As of August 1, 2020 and February 1, 2020, these finance lease obligations totaled $3.7 million and $4.0 million, respectively.
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
Under GAAP, certain convertible debt instruments that may be settled in cash on conversion are required to be separately accounted for as liability and equity components of the instrument in a manner that reflects the issuer’s non-convertible debt borrowing rate. Accordingly, in accounting for the issuance of the Notes, the Company separated the Notes into liability and equity components. The liability component was recorded at fair value, which was derived from a valuation technique used to calculate the fair value of a similar liability without an associated conversion feature. The carrying amount of the equity component, which was recognized as a debt discount, represented the difference between the proceeds from the issuance of the Notes and the fair value of the liability component of the Notes. The excess of the principal amount of the liability component over its carrying amount (“debt discount”) will be amortized to interest expense using an effective interest rate of 6.8% over the term of the Notes. The equity component is not remeasured as long as it continues to meet the conditions for equity classification. During the three and six months ended August 1, 2020, the Company recorded approximately $2.6 million and $5.2 million, respectively, of interest expense related to the amortization of the debt discount.

During the three and six months ended August 3, 2019, the Company recorded approximately $2.4 million and $2.7 million of interest expense related to the amortization of the debt discount.
Debt issuance costs related to the Notes were comprised of discounts and commissions payable to the initial purchasers of $3.8 million and third-party offering costs of approximately $1.5 million. In accounting for the debt issuance costs related to the issuance of the Notes, the Company allocated the total amount incurred to the liability and equity components based on their relative values. Debt issuance costs attributable to the liability component were recorded as a contra-liability and are presented net against the convertible senior notes balance on the Company’s condensed consolidated balance sheets. These costs are amortized to interest expense using the effective interest method over the term of the Notes. During the three and six months ended August 1, 2020, the Company recorded $0.2 million and $0.4 million, respectively, related to the amortization of debt issuance costs. During each of the three and six months ended August 3, 2019, the Company recorded $0.2 million related to the amortization of debt issuance costs. Debt issuance costs attributable to the equity component are netted with the equity component in stockholders’ equity.
The Notes consist of the following components as of August 1, 2020 and February 1, 2020 (in thousands):

	Aug 1, 2020	Feb 1, 2020
Liability component:
Principal	$300,000	$300,000
Unamortized debt discount	(43,820)	(49,017)
Unamortized issuance costs	(3,192)	(3,620)
Net carrying amount	$252,988	$247,363

Equity component, net[1]	$42,320	$42,320
______________________________________________________________________
Notes:

[1]	Included in paid-in capital within stockholders’ equity on the condensed consolidated balance sheets and is net of debt issuance costs and deferred taxes.
As of August 1, 2020 and February 1, 2020, the fair value of the Notes was approximately $163.0 million and $272.0 million, respectively. The fair value of the Notes is determined based on inputs that are observable in the market and have been classified as Level 2 in the fair value hierarchy.
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
The Company had a deferred tax liability of $11.2 million in connection with the debt discount associated with the Notes and a deferred tax asset of $12.3 million in connection with the convertible note hedge transactions for each of the periods ended August 1, 2020 and February 1, 2020. The net deferred tax impact was included in deferred tax assets on the Company’s condensed consolidated balance sheets.

(11)	Share-Based Compensation
The following table summarizes the share-based compensation expense recognized under all of the Company’s stock plans during the three and six months ended August 1, 2020 and August 3, 2019 (in thousands):

	Three Months Ended		Six Months Ended
	Aug 1, 2020	Aug 3, 2019	Aug 1, 2020	Aug 3, 2019
Stock options	$820	$697	$1,515	$1,287
Stock awards/units	3,135	4,205	8,061	8,020
Employee Stock Purchase Plan	48	84	213	147
Total share-based compensation expense	$4,003	$4,986	$9,789	$9,454

Unrecognized compensation cost related to nonvested stock options and nonvested stock awards/units totaled approximately $9.9 million and $21.9 million, respectively, as of August 1, 2020. This cost is expected to be recognized over a weighted average period of 1.8 years.
The weighted average grant date fair value per share of stock options granted was $4.33 and $5.41 during the six months ended August 1, 2020 and August 3, 2019, respectively.
Grants
As a precautionary measure to maintain maximum liquidity in response to the COVID-19 pandemic, the Company elected to pay out its fiscal 2020 corporate bonus in stock awards rather than cash compensation. As such, on April 27, 2020, the Company issued 816,708 restricted stock units that vested immediately. These awards were granted to certain of the Company’s employees that were eligible to receive the corporate bonus based on the satisfaction of certain performance measures during fiscal 2020.
On June 11, 2020, the Company made a grant of 792,057 stock options to certain of its executive employees. On June 29, 2020, the Company made a grant of 736,026 nonvested stock units to certain of its executive employees. These nonvested stock units are subject to certain performance-based or market-based vesting conditions.
In connection with a new employment agreement entered into between the Company and Carlos Alberini (the “Alberini Employment Agreement”), who became the Company’s Chief Executive Officer on February 20, 2019, the Company granted Mr. Alberini 600,000 stock options and 250,000 nonvested stock units which were subject to the achievement of certain performance-based vesting conditions. Mr. Alberini was also granted 150,000 restricted stock units which were considered contingently returnable as a result of certain service conditions set forth in the Alberini Employment Agreement. The service conditions were satisfied during the six months ended August 1, 2020.
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
The following table summarizes the activity for nonvested performance-based units during the six months ended August 1, 2020:

	Number of Units	Weighted Average Grant Date Fair Value
Nonvested at February 1, 2020	1,140,023	$16.66
Granted	310,881	9.65
Vested	(310,413)	13.99
Forfeited	(249,139)	12.24
Nonvested at August 1, 2020	891,352	$16.38

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
The following table summarizes the activity for nonvested market-based units during the six months ended August 1, 2020:

	Number of Units	Weighted Average Grant Date Fair Value
Nonvested at February 1, 2020	288,202	$13.43
Granted[1]	526,711	7.20
Vested[1]	(305,901)	10.62
Nonvested at August 1, 2020	509,012	$8.67

______________________________________________________________________
Notes:

[1]	Amounts include, as a result of the achievement of certain market-based vesting conditions, 101,566 shares that vested in addition to the original target number of shares granted in fiscal 2018.

(12)	Related Party Transactions
The Company and its subsidiaries periodically enter into transactions with other entities or individuals that are considered related parties, including certain transactions with entities affiliated with trusts for the respective benefit of Paul Marciano, who is an executive and member of the Board of the Company, and Maurice Marciano, who is also a member of the Board, and certain of their children (the “Marciano Trusts”).
Leases
The Company leases warehouse and administrative facilities, including the Company’s corporate headquarters in Los Angeles, California, from partnerships affiliated with the Marciano Trusts and certain of their affiliates. There were four of these leases in effect as of August 1, 2020 with expiration or option exercise dates ranging from calendar years 2020 to 2021. The Company is currently in discussions with the related party landlords for extensions of the leases for the corporate headquarter location in Los Angeles and the office location in Paris, and in the meantime, those leases are continuing on a month-to-month basis under the existing lease terms.

Aggregate lease costs recorded under these four related party leases were approximately $2.6 million for each of the six months ended August 1, 2020 and August 3, 2019. The Company believes that the terms of the related party leases have not been significantly affected by the fact that the Company and the lessors are related.
Aircraft Arrangements
The Company periodically charters aircraft owned by entities affiliated with the Marciano Trusts (the “Aircraft Entities”), through informal arrangements with the Aircraft Entities and independent third-party management companies contracted by the Aircraft Entities to manage their aircraft. The total fees paid under these arrangements for the six months ended August 1, 2020 were approximately $1.2 million. There were no fees paid under these arrangements for the six months ended August 3, 2019.
These related party disclosures should be read in conjunction with the disclosure concerning related party transactions in the Company’s Annual Report on Form 10-K for the year ended February 1, 2020.

(13)	Commitments and Contingencies
Investment Commitments
As of August 1, 2020, the Company had an unfunded commitment to invest €3.6 million ($4.3 million) in a private equity fund. Refer to Note 15 for further information.
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
The Company has received customs tax assessment notices from the Italian Customs Agency (“ICA”) regarding its customs tax audit of one of the Company’s European subsidiaries for the period from July 2010 through December 2012. Such assessments totaled €9.8 million ($11.6 million), including potential penalties and interest. The Company strongly disagreed with the ICA’s positions and therefore filed appeals with the Milan First Degree Tax Court (“MFDTC”). Those appeals were split into a number of different cases that were then heard by different sections of the MFDTC. The MFDTC ruled in favor of the Company on all of these appeals. The ICA subsequently appealed €9.7 million ($11.4 million) of these favorable MFDTC judgments with the Appeals Court. To date, €8.5 million ($10.0 million) have been decided in favor of the Company and €1.2 million ($1.4 million) have been decided in favor of the ICA. The Company believes that the unfavorable Appeals Court ruling is incorrect and inconsistent with the prior rulings on similar matters by both the MFDTC and other judges within the Appeals Court, and plans to appeal the decision to the Supreme Court. The ICA has appealed most of the favorable Appeals Court rulings to the Supreme Court. To date, of the cases that have been appealed to the Supreme Court, €0.4 million ($0.5 million) have been decided in favor of the Company based on the merits of the case and €1.1 million ($1.3 million) have been remanded back to the lower court for further consideration. There can be no assurances the Company will be successful in the remaining appeals. It also continues to be possible that the Company will receive similar or even larger assessments for periods subsequent to December 2012 or other claims or charges related to the matter in the future. Although the Company believes that it has a strong position and will continue to vigorously defend this matter, it is unable to predict with certainty whether or not these efforts will ultimately be successful or whether the outcome will have a material impact on the Company’s financial position, results of operations or cash flows.
Redeemable Noncontrolling Interests
The Company is party to a put arrangement with respect to the common securities that represent the remaining noncontrolling interest for its majority-owned subsidiary, Guess Brasil Comércio e Distribuição S.A. (“Guess Brazil”), which was established through a majority-owned joint venture during fiscal 2014. The put arrangement for Guess Brazil, representing 40% of the total outstanding equity interest of that subsidiary, may be exercised at the discretion of the noncontrolling interest holder by providing written notice to the Company every third anniversary beginning in March 2019, subject to certain time restrictions. The redemption value of the Guess Brazil put arrangement is based on a multiple of Guess Brazil’s earnings before interest, taxes, depreciation and amortization subject to certain adjustments and is classified as a redeemable noncontrolling interest outside of permanent equity in the Company’s condensed consolidated balance sheet. The carrying value of the redeemable noncontrolling interest related to Guess Brazil was $1.0 million and $1.2 million as of August 1, 2020 and February 1, 2020, respectively.
The Company is also party to a put arrangement with respect to the common securities that represent the remaining noncontrolling interest for its majority-owned subsidiary, Guess? CIS, LLC (“Guess CIS”), which was established through a majority-owned joint venture during fiscal 2016. The put arrangement for Guess CIS, representing 30% of the total outstanding equity interest of that subsidiary, may be exercised at the discretion of the noncontrolling interest holder by providing written notice to the Company during the period beginning after the fifth anniversary of the agreement through December 31, 2025, or sooner in certain limited circumstances. The redemption value of the Guess CIS put arrangement is based on a multiple of Guess CIS’s earnings before interest, taxes, depreciation and amortization subject to certain adjustments and is classified as a redeemable noncontrolling interest outside of permanent equity in the Company’s condensed consolidated balance sheet. The carrying value of the redeemable noncontrolling interest related to Guess CIS was $3.0 million and $3.5 million as of August 1, 2020 and February 1, 2020, respectively.
A reconciliation of the total carrying amount of redeemable noncontrolling interests for the six months ended August 1, 2020 and August 3, 2019 is as follows (in thousands):

	Six Months Ended
	Aug 1, 2020	Aug 3, 2019
Beginning balance	$4,731	$4,853
Foreign currency translation adjustment	(710)	(69)
Ending balance	$4,021	$4,784

(14)	Defined Benefit Plans
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
As a non-qualified pension plan, no dedicated funding of the SERP is required; however, the Company has made periodic payments into insurance policies held in a rabbi trust to fund the expected obligations arising under the non-qualified SERP. The amount of any future payments into the insurance policies, if any, may vary depending on investment performance of the trust. The cash surrender values of the insurance policies were $68.8 million and $67.7 million as of August 1, 2020 and February 1, 2020, respectively, and were included in other assets in the Company’s condensed consolidated balance sheets. As a result of changes in the value of the insurance policy investments, the Company recorded unrealized gains of $5.1 million and $2.0 million in other income and expense during the three and six months ended August 1, 2020, respectively, and unrealized gains (losses) of $(0.2) million and $3.0 million in other income and expense during the three and six months ended August 3, 2019, respectively. The projected benefit obligation was $51.7 million and $51.9 million as of August 1, 2020 and February 1, 2020, respectively, and was included in accrued expenses and other long-term liabilities in the Company’s condensed consolidated balance sheets depending on the expected timing of payments. SERP benefit payments of $0.3 million and $0.8 million were made during the three and six months ended August 1, 2020, respectively. SERP benefit payments of $0.4 million and $0.8 million were made during the three and six months ended August 3, 2019, respectively.

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
As of August 1, 2020 and February 1, 2020, the foreign pension plans had a total projected benefit obligation of $36.2 million and $34.8 million, respectively, and plan assets held in independent investment fiduciaries of $29.8 million and $28.9 million, respectively. The net liability of $6.4 million and $5.9 million was included in other long-term liabilities in the Company’s condensed consolidated balance sheets as of August 1, 2020 and February 1, 2020, respectively.
The components of net periodic defined benefit pension cost for the three and six months ended August 1, 2020 and August 3, 2019 related to the Company’s defined benefit plans are as follows (in thousands):

	Three Months Ended Aug 1, 2020
	SERP	Foreign Pension Plans	Total
Service cost	$—	$766	$766
Interest cost	320	7	327
Expected return on plan assets	—	(45)	(45)
Net amortization of unrecognized prior service credit	—	(16)	(16)
Net amortization of actuarial losses	10	87	97
Net periodic defined benefit pension cost	$330	$799	$1,129

	Six Months Ended Aug 1, 2020
	SERP	Foreign Pension Plans	Total
Service cost	$—	$1,530	$1,530
Interest cost	639	15	654
Expected return on plan assets	—	(90)	(90)
Net amortization of unrecognized prior service credit	—	(32)	(32)
Net amortization of actuarial losses	20	173	193
Net periodic defined benefit pension cost	$659	$1,596	$2,255

	Three Months Ended Aug 3, 2019
	SERP	Foreign Pension Plans	Total
Service cost	$—	$808	$808
Interest cost	481	67	548
Expected return on plan assets	—	(78)	(78)
Net amortization of unrecognized prior service credit	—	(9)	(9)
Net amortization of actuarial losses	15	96	111
Net periodic defined benefit pension cost	$496	$884	$1,380

	Six Months Ended Aug 3, 2019
	SERP	Foreign Pension Plans	Total
Service cost	$—	$1,615	$1,615
Interest cost	962	135	1,097
Expected return on plan assets	—	(155)	(155)
Net amortization of unrecognized prior service credit	—	(19)	(19)
Net amortization of actuarial losses	31	191	222
Net periodic defined benefit pension cost	$993	$1,767	$2,760

(15)	Fair Value Measurements
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
The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of August 1, 2020 and February 1, 2020 (in thousands):

	Fair Value Measurements				Fair Value Measurements
	at Aug 1, 2020				at Feb 1, 2020
Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Foreign exchange currency contracts	$—	$116	$—	$116	$—	$4,854	$—	$4,854
Total	$—	$116	$—	$116	$—	$4,854	$—	$4,854
Liabilities:
Foreign exchange currency contracts	$—	$5,938	$—	$5,938	$—	$—	$—	$—
Interest rate swap	—	1,317	—	1,317	—	348	—	348
Deferred compensation obligations	—	13,538	—	13,538	—	14,091	—	14,091
Total	$—	$20,793	$—	$20,793	$—	$14,439	$—	$14,439

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
The Company included €1.2 million ($1.4 million) and €1.2 million ($1.3 million), respectively, in other assets in the Company’s condensed consolidated balance sheet related to its investment in a private equity fund for the periods ended August 1, 2020 and February 1, 2020. As permitted in accordance with authoritative guidance, the Company uses net asset value per share as a practical expedient to measure the fair value of this investment and has not included this investment in the fair value hierarchy as disclosed above. During the six months ended August 1, 2020, the Company recorded minimal unrealized losses in other income (expense) as a result of changes in the value of the private equity investment. This compares to unrealized losses of €0.1 million ($0.1 million) included in other income (expense) during the six months ended August 3, 2019. As of August 1, 2020, the Company had an unfunded commitment to invest an additional €3.6 million ($4.3 million) in the private equity fund.
The fair values of the Company’s debt instruments (see Note 9) are based on the amount of future cash flows associated with each instrument discounted using the Company’s incremental borrowing rate. As of August 1, 2020 and February 1, 2020, the carrying value was not materially different from fair value, as the interest rates on the Company’s debt approximated rates currently available to the Company. The fair value of the Company’s convertible senior notes (see Note 10) is determined based on inputs that are observable in the market and have been classified as Level 2 in the fair value hierarchy.
The carrying amount of the Company’s remaining financial instruments, which principally include cash and cash equivalents, trade receivables, accounts payable and accrued expenses, approximates fair value due to the relatively short maturity of such instruments.
Long-Lived Assets
Long-lived assets, such as property and equipment and operating lease ROU assets are reviewed for impairment quarterly or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The majority of the Company’s long-lived assets relate to its retail operations which consist primarily of regular retail and flagship locations. The Company considers each individual regular retail location as an asset group for impairment testing, which is the lowest level at which individual cash flows can be identified. The asset group includes leasehold improvements, furniture, fixtures and equipment, computer hardware and software, operating lease ROU assets including lease acquisition costs, and certain long-term security deposits, and excludes operating lease liabilities. The Company reviews regular retail locations in penetrated markets for impairment risk once the locations have been opened for at least one year in their current condition, or sooner as changes in circumstances require. The Company believes that waiting at least one year allows a location to reach a maturity level where a more comprehensive analysis of financial performance can be performed. The Company evaluates impairment risk for regular retail locations in new markets, where the Company is in the early stages of establishing its presence, once brand awareness has been established. The Company also evaluates impairment risk for retail locations that are expected to be closed in the foreseeable future. The Company has flagship locations which are used as a regional marketing tool to build brand awareness and promote the Company’s current product. Provided the flagship locations continue to meet the appropriate criteria, impairment for these locations is tested at a reporting unit level similar to goodwill since they do not have separately identifiable cash flows.
An asset is considered to be impaired if the Company determines that the carrying value may not be recoverable based upon its assessment of the asset’s ability to continue to generate earnings from operations and positive cash flow in future periods or if significant changes in the Company’s strategic business objectives and utilization of the assets occurred. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows adjusted for lease payments, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the estimated fair value. The Company uses estimates of market participant rents to calculate fair value of ROU assets and discounted future cash flows of the asset group to quantify fair value for other long-lived assets. These nonrecurring fair value measurements are considered Level 3 inputs as defined above. The impairment loss calculations require management to apply judgment in estimating future cash flows and the discount rates that reflect the risk inherent in future cash flows. Future expected cash flows for assets in regular retail locations are based on management’s estimates of future cash flows over the remaining lease period or expected life, if shorter. For expected location closures, the Company will evaluate whether it is necessary to shorten the useful life for any of the assets within the respective asset group. The Company will use this revised useful life when estimating the asset group’s future cash flows. The Company considers historical trends, expected future business trends and other factors when estimating the future cash flow for each regular retail location. The

Company also considers factors such as: the local environment for each regular retail location, including mall traffic and competition; the Company’s ability to successfully implement strategic initiatives; and the ability to control variable costs such as cost of sales and payroll and, in some cases, renegotiate lease costs. As discussed further in Note 1, the COVID-19 pandemic has materially impacted the Company’s financial results during the three and six months ended August 1, 2020 and could continue to impact the Company’s operations in ways we are not able to predict today due to the developing situation. The Company has made reasonable assumptions and judgments to determine the fair value of the assets tested based on the facts and circumstances that were available as of the reporting date. If actual results are not consistent with the assumptions and judgments used in estimating future cash flows and asset fair values, there may be additional exposure to future impairment losses that could be material to the Company’s results of operations.
The Company recorded asset impairment charges of $12.0 million and $64.9 million during the three and six months ended August 1, 2020, respectively. The Company recognized $8.2 million and $36.5 million in impairment of certain operating lease ROU assets primarily in North America and Europe during the three and six months ended August 1, 2020, respectively. The Company also recognized $3.7 million and $28.5 million in impairment of property and equipment related to certain retail locations primarily in North America, Europe and Asia driven by lower revenue and future cash flow projections from the ongoing effects of the COVID-19 pandemic during the three and six months ended August 1, 2020, respectively. This compares to $1.5 million and $3.3 million in impairment of property and equipment related to certain retail locations primarily in Europe and, to a lesser extent, North America resulting from under-performance and expected store closures during the three and six months ended August 3, 2019, respectively. Refer to Note 2 for further information on impairment charges recognized on operating lease ROU assets.
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
The COVID-19 pandemic has materially impacted the Company’s financial results during the three and six months ended August 1, 2020 as discussed further in Note 1. As a result of these conditions, the Company concluded that a triggering event had occurred resulting in the need to perform quantitative interim impairment testing over the Company’s goodwill and flagship assets during the first quarter of fiscal 2021. The testing concluded that the fair values of the respective reporting units exceeded their carrying amounts. During the second quarter of fiscal 2021, the Company assessed qualitative factors and determined that it is not more likely than not that the fair values of its reporting units are less than their carrying amounts. Accordingly, the Company did not record any asset impairment charges on its goodwill or flagship assets that continued to meet the appropriate criteria during the three and six months ended August 1, 2020. In performing its assessment, the Company believes it made reasonable accounting estimates based on the facts and circumstances that were available as of the testing date in light of the developing situation resulting from the COVID-19 pandemic. If actual results are not consistent with the assumptions and judgments used, there may be additional exposure to future impairment losses that could be material to the Company’s results of operations.

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
The impact of the credit risk of the counterparties to the derivative contracts is considered in determining the fair value of the foreign exchange currency contracts and interest rate swap agreements. As of August 1, 2020, credit risk has not had a significant effect on the fair value of the Company’s foreign exchange currency contracts and interest rate swap agreements.
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
Summary of Derivative Instruments
The fair value of derivative instruments in the condensed consolidated balance sheets as of August 1, 2020 and February 1, 2020 is as follows (in thousands):

	Derivative Balance Sheet Location	Fair Value at Aug 1, 2020	Fair Value at Feb 1, 2020
ASSETS:
Derivatives designated as hedging instruments:
Cash flow hedges:
Foreign exchange currency contracts	Other current assets/ Other assets	$116	$3,987
Derivatives not designated as hedging instruments:
Foreign exchange currency contracts	Other current assets/ Other assets	—	867
Total		$116	$4,854
LIABILITIES:
Derivatives designated as hedging instruments:
Cash flow hedges:
Foreign exchange currency contracts	Accrued expenses/ Other long-term liabilities	$4,184	$—
Interest rate swap	Other long-term liabilities	1,317	348
Total derivatives designated as hedging instruments		5,501	348
Derivatives not designated as hedging instruments:
Foreign exchange currency contracts	Accrued expenses	1,754	—
Total		$7,255	$348

Derivatives Designated as Hedging Instruments
Foreign Exchange Currency Contracts Designated as Cash Flow Hedges
During the six months ended August 1, 2020, the Company purchased U.S. dollar forward contracts in Europe totaling US$81.0 million that were designated as cash flow hedges. As of August 1, 2020, the Company had forward contracts outstanding for its European operations of US$139.5 million to hedge forecasted merchandise purchases, which are expected to mature over the next 17 months.
As of August 1, 2020, accumulated other comprehensive income (loss) related to foreign exchange currency contracts included a net unrealized loss of approximately $0.4 million, net of tax, of which a net gain of $0.8 million will be recognized in cost of product sales over the following 12 months, at the then current values on a pre-tax basis, which can be different than the current quarter-end values.
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
As of August 1, 2020, accumulated other comprehensive income (loss) related to the interest rate swap agreement included a net unrealized loss of $1.0 million, net of tax, which will be recognized in interest expense after the following 12 months, at the then current values on a pre-tax basis, which can be different than the current quarter-end values.
The following table summarizes the gains (losses) before taxes recognized on the derivative instruments designated as cash flow hedges in OCI and net earnings (loss) for the three and six months ended August 1, 2020 and August 3, 2019 (in thousands):

	Gains (Losses) Recognized in OCI		Location of Gains (Losses) Reclassified from Accumulated OCI into Earnings (Loss)	Gains (Losses) Reclassified from Accumulated OCI into Earnings (Loss)
	Three Months Ended			Three Months Ended
	Aug 1, 2020	Aug 3, 2019		Aug 1, 2020	Aug 3, 2019
Derivatives designated as cash flow hedges:
Foreign exchange currency contracts	$(7,758)	$3,063	Cost of product sales	$2,504	$1,757
Interest rate swap	(139)	(777)	Interest expense	(42)	44

	Gains (Losses) Recognized in OCI		Location of Gain (Loss) Reclassified from Accumulated OCI into Earnings (Loss)	Gains (Losses) Reclassified from Accumulated OCI into Earnings (Loss)
	Six Months Ended			Six Months Ended
	Aug 1, 2020	Aug 3, 2019		Aug 1, 2020	Aug 3, 2019
Derivatives designated as cash flow hedges:
Foreign exchange currency contracts	$(3,348)	$7,718	Cost of product sales	$4,495	$1,987
Interest rate swap	(1,013)	(996)	Interest expense	(45)	90

The following table summarizes net after-tax derivative activity recorded in accumulated other comprehensive income (loss) (in thousands):

	Three Months Ended		Six Months Ended
	Aug 1, 2020	Aug 3, 2019	Aug 1, 2020	Aug 3, 2019
Beginning balance gain	$7,711	$8,663	$6,300	$2,999
Cumulative adjustment from adoption of new accounting guidance[1]	—	—	—	1,981
Net gains (losses) from changes in cash flow hedges	(7,012)	1,978	(3,832)	5,842
Net gains reclassified into earnings (loss)	(2,198)	(1,572)	(3,967)	(1,753)
Ending balance gain (loss)	$(1,499)	$9,069	$(1,499)	$9,069
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

Foreign Exchange Currency Contracts Not Designated as Hedging Instruments
As of August 1, 2020, the Company had euro foreign exchange currency contracts to purchase US$62.5 million expected to mature over the next ten months.
The following table summarizes the gains (losses) before taxes recognized on the derivative instruments not designated as hedging instruments in other income (expense) for the three and six months ended August 1, 2020 and August 3, 2019 (in thousands):

	Location of Gain (Loss) Recognized in Earnings (Loss)	Gain (Loss) Recognized in Earnings (Loss)
		Three Months Ended		Six Months Ended
		Aug 1, 2020	Aug 3, 2019	Aug 1, 2020	Aug 3, 2019
Derivatives not designated as hedging instruments:
Foreign exchange currency contracts	Other income (expense)	$(4,706)	$233	$(3,618)	$808

At February 1, 2020, the Company had euro foreign exchange currency contracts to purchase US$46.1 million.

(17)	Subsequent Events
Dividends
On September 2, 2020, the Company announced that it was resuming its quarterly cash dividend program and declared a regular quarterly cash dividend of $0.1125 per share on the Company’s common stock. The Company also decided not to declare any cash dividends for the first or second quarters of fiscal 2021. The cash dividend will be paid on October 2, 2020 to shareholders of record as of the close of business on September 16, 2020.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
General
Unless the context indicates otherwise, when we refer to “we,” “us,” “our” or the “Company” in this Form 10‑Q, we are referring to Guess?, Inc. (“GUESS?”) and its subsidiaries on a consolidated basis.
Important Factors Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q, including documents incorporated by reference herein, contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may also be contained in the Company’s other reports filed under the Securities Exchange Act of 1934, as amended, in its press releases and in other documents. In addition, from time-to-time, the Company, through its management, may make oral forward-looking statements. These statements relate to expectations, analyses and other information based on current plans, forecasts of future results and estimates of amounts not yet determinable. These statements also relate to our goals, future prospects, potential actions and impacts related to the coronavirus (or “COVID-19”) pandemic, global cost reduction opportunities and profitability efforts, capital allocation plans, cash needs and current business strategies and strategic initiatives. These forward-looking statements are identified by their use of terms and phrases such as “anticipate,” “believe,” “continue,” “could,” “create,” “estimate,” “expect,” “goal,” “intend,” “may,” “outlook,” “pending,” “plan,” “predict,” “project,” “see,” “should,” “strategy,” “will,” “would,” and other similar terms and phrases, including references to assumptions.
Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed. Factors which may cause actual results in future periods to differ materially from current expectations include, among others: our ability to maintain our brand image and reputation; domestic and international economic or political conditions, including economic and other events that could negatively impact consumer confidence and discretionary consumer spending; the continuation or worsening of impacts related to the COVID-19 pandemic, including business, financial, human capital, litigation and other impacts to the Company and its partners; our ability to successfully negotiate rent relief or other lease-related terms with our landlords; our ability to successfully negotiate or defer our vendor obligations; our ability to maintain adequate levels of liquidity; changes to estimates related to impairments, inventory and other reserves, including the impact of the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act enacted in March 2020, which were made using the best information available at the time; changes in the competitive marketplace and in our commercial relationships; our ability to anticipate and adapt to changing consumer preferences and trends; our ability to manage our inventory commensurate with customer demand; risks related to the timing and costs of delivering merchandise to our stores and our wholesale customers; unexpected or unseasonable weather conditions; our ability to effectively operate our various retail concepts, including securing, renewing, modifying or terminating leases for store locations; our ability to successfully and/or timely implement our growth strategies and other strategic initiatives; our ability to expand internationally and operate in regions where we have less experience, including through joint ventures; risks related to our convertible senior notes issued in April 2019, including our ability to settle the liability in cash; our ability to successfully or timely implement plans for cost reductions; our ability to effectively and efficiently manage the volume and costs associated with our European distribution centers without incurring shipment delays; our ability to attract and retain key personnel; obligations or changes in estimates arising from new or existing litigation, tax and other regulatory proceedings; risks related to the complexity of the Tax Reform, future clarifications and legislative amendments thereto, as well as our ability to accurately interpret and predict its impact on our cash flows and financial condition; the risk of economic uncertainty associated with the transition period of the United Kingdom’s departure from the European Union (“Brexit”) or any other similar referendums that may be held; the occurrence of unforeseen epidemics, such as the COVID-19 pandemic; other catastrophic events; changes in U.S. or foreign tax or tariff policy, including changes to tariffs on imports into the U.S.; risk of future non-cash asset impairments, including goodwill, right of-use lease assets and/or other store asset impairments; restructuring charges; our ability to adapt to new regulatory compliance and disclosure obligations; risks associated with our foreign operations, such as violations of laws prohibiting improper payments and the burdens of complying with a variety of foreign laws and regulations (including global data privacy regulations); risks associated with the acts or omissions of our third party vendors, including a failure to comply with our vendor code of conduct or other policies; risks associated with cyber-attacks and other cyber security risks; risks associated with our ability to properly collect, use, manage and secure consumer and employee data; risks associated with our vendors’ ability to maintain the strength and security of information technology systems; and changes in economic, political, social and other conditions affecting our foreign operations and sourcing, including the impact of currency fluctuations, global tax rates and economic and market conditions in the various countries in which we operate. These risks and uncertainties are discussed in further detail under “Part I, Item 1A. Risk Factors” contained in the Company’s most recent Annual Report on Form 10-K for the fiscal year ended February 1, 2020 and under “Part II, Item 1A. Risk Factors” contained herein, as such risk factors may be updated in our other filings made from time-to-time with the Securities and Exchange Commission (“SEC”) after the date of this report. We do not intend, and undertake no obligation, to update our forward-looking statements to reflect future events or circumstances. If we do update or correct one or more of these statements, investors and others should not conclude that we will make additional updates or corrections.
COVID-19 Business Update
The COVID-19 pandemic has had and is continuing to have a material impact on the Company’s financial performance. The pandemic is ongoing and dynamic in nature and, to date, the Company has experienced temporary closures in key regions globally. During the second quarter of fiscal 2021, the Company gradually reopened most of its global fleet of brick-and-mortar stores resulting in stores being closed for approximately 30% and 35% of the total days during the three and six months ended August 1, 2020, respectively. As of August 1, 2020, approximately 95% of the Company’s stores were open, with the majority of closed stores located primarily within interior malls in California. The Company will continue to reopen stores (and/or close again, if appropriate), as state and local guidelines and conditions permit or require, taking an informed, measured approach based on a number of factors. The Company’s e-commerce sites have remained open in all regions. In addition, retail stores that are open have and continue to experience significant reductions in traffic and revenue. Many of the Company’s wholesale and licensing partners have also substantially reduced their operations. The Company has been bringing back furloughed store associates and support staff as stores reopen.
During the first half of fiscal 2021, in addition to the negative impact from lower net revenue, the Company’s operating results reflected asset impairment charges as well as additional inventory valuation reserves and higher allowances for markdowns and doubtful accounts due to the ongoing effects of the COVID-19 pandemic. These charges were partially offset by lower SG&A expenses driven primarily by expense savings, both one-time, such as furloughs and temporary salary reductions, and permanent, such as headcount reductions and lower discretionary spending. In addition, the Company benefited from various government assistance programs related primarily to the recovery of employee payroll costs as well as certain favorable tax treatments.
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
During the second quarter of fiscal 2021, as the situation began to stabilize, the Company repaid a significant portion of its previously drawn down credit facilities, continued to bring back furloughed employees, eliminated the temporary tiered salary reductions and invested in share repurchases to return value to its shareholders. Subsequent to the second quarter of fiscal 2021, the Company also announced that it would resume paying its quarterly cash dividend beginning in the third quarter of fiscal 2021, but decided to not declare any cash dividends for the first and second quarters of fiscal 2021.
Although we are unable to determine with any degree of accuracy the length and severity of the COVID-19 pandemic, we expect it will continue to have a material impact on our consolidated financial position, consolidated results of operations, and consolidated cash flows into the foreseeable future.
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
During the first six months of fiscal 2021, the average U.S. dollar rate was stronger against the Canadian dollar, Chinese yuan, euro, Korean won, Mexican peso, Russian rouble and Turkish lira and weaker against the Japanese yen compared to the average rate in the same prior-year period. This had an overall unfavorable impact on the translation of our international revenues and a favorable impact on loss from operations for the six months ended August 1, 2020 compared to the same prior-year period.
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
Strategy
In December 2019, Carlos Alberini, the Company’s Chief Executive Officer, shared his strategic vision and implementation plan for execution which included the identification of several key priorities to drive revenue and operating profit growth over the next five years. These priorities are: (i) brand relevancy; (ii) customer centricity; (iii) global footprint; (iv) product excellence; and (v) functional capabilities; each as further described below:
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
Comparable Store Sales
Except as described below in connection with the COVID-19 pandemic, the Company reports National Retail Federation calendar comparable store sales on a quarterly basis for our retail businesses which include the combined results from our brick-and-mortar retail stores and our e-commerce sites. We also separately report the impact of e-commerce sales on our comparable store sales metric. As a result of our omni-channel strategy, our e-commerce business has become strongly intertwined with our brick-and-mortar retail store business. Therefore, we believe that the inclusion of e-commerce sales in our comparable store sales metric provides a more meaningful representation of our retail results.
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
As a result of significant temporary store closures resulting from the COVID-19 pandemic, the Company has not disclosed any comparable store sales measures when discussing the results of operations for the three and six months ended August 1, 2020. We do not believe that comparable store sales measures will be meaningful to the evaluation of the Company’s results until the impact from the temporary store closures resulting from the COVID-19 pandemic has normalized.
Other
The Company operates on a 52/53-week fiscal year calendar, which ends on the Saturday nearest to January 31 of each year. The six months ended August 1, 2020 had the same number of days as the six months ended August 3, 2019.
Executive Summary
Overview
Net loss attributable to Guess?, Inc. was $20.4 million, or diluted loss of $0.31 per common share, for the quarter ended August 1, 2020, compared to net earnings attributable to Guess?, Inc. of $25.3 million, or diluted earnings of $0.35 per common share, for the quarter ended August 3, 2019.
During the quarter ended August 1, 2020, the Company recognized $12.0 million of asset impairment charges; $0.9 million of net gains on lease terminations; a net credit of $0.2 million of certain professional services and legal fees and related costs; $2.5 million of separation charges; $2.6 million of amortization of debt discount related to the Company’s convertible senior notes and $8.1 million in additional tax expense from certain discrete tax adjustments (or a combined $19.7 million, or $0.30 per share, negative impact after considering the related tax benefit of these adjustments of $4.4 million). Excluding the impact of these items, adjusted net loss attributable to Guess?, Inc. was $0.6 million and adjusted diluted loss was $0.01 per common share for the quarter ended August 1, 2020. During the quarter ended August 3, 2019, the Company recognized $1.5 million of asset impairment charges; $0.4 million of certain professional services and legal fees and related costs and $2.4 million of amortization of debt discount related to the Company’s convertible senior notes (or a combined $2.1 million, or $0.03 per share, negative impact after considering the related tax benefit of these adjustments and adjustments to uncertain tax positions excluded from results in prior years totaling $2.3 million). Excluding the impact of these items, adjusted net earnings attributable to Guess?, Inc. were $27.4 million and adjusted diluted earnings were $0.38 per common share for the quarter ended August 3, 2019. References to financial results excluding the impact of these items are non-GAAP measures and are addressed below under “Non-GAAP Measures.”
Highlights of the Company’s performance for the quarter ended August 1, 2020 compared to the same prior-year period are presented below, followed by a more comprehensive discussion under “Results of Operations”:
Operations

•	Total net revenue decreased 41.7% to $398.5 million for the quarter ended August 1, 2020, from $683.2 million in the same prior-year quarter. In constant currency, net revenue decreased by 41.2%.

•	Gross margin (gross profit as a percentage of total net revenue) decreased 200 basis points to 36.9% for the quarter ended August 1, 2020, from 38.9% in the same prior-year period.

•
Selling, general and administrative (“SG&A”) expenses as a percentage of total net revenue (“SG&A rate”) increased 570 basis points to 37.7% for the quarter ended August 1, 2020, compared to 32.0% in the same prior-year period. SG&A expenses decreased 31.1% to $150.3 million for the quarter ended August 1, 2020, from $218.2 million in the same prior-year period.

•	During the quarter ended August 1, 2020, the Company recognized asset impairment charges of $12.0 million, compared to $1.5 million in the same prior-year period.

•	During the quarter ended August 1, 2020, the Company recorded net gains on lease terminations of $0.9 million related primarily to the early termination of certain lease agreements.

•
Operating margin decreased 10.3% to negative 3.6% for the quarter ended August 1, 2020, from 6.7% in the same prior-year period, driven primarily by overall deleveraging of expenses due to the negative impact from the COVID-19 pandemic on our global operations. Higher asset impairment charges unfavorably impacted operating margin by 280 basis points during the quarter ended August 1, 2020 compared to the same prior-year period. Separation charges unfavorably impacted operating margin by 60 basis points during the quarter ended August 1, 2020. Net gains on lease terminations favorably impacted operating margin by 20 basis points during the quarter ended August 1, 2020. Lower expenses related to certain professional service and legal fees and related costs favorably impacted operating margin by 10 basis points during the quarter ended August 1, 2020. Loss from operations was $14.3 million for the quarter ended August 1, 2020, compared to earnings from operations of $46.0 million in the same prior-year period.

•	Other income, net (including interest income and expense), was minimal for the quarter ended August 1, 2020, compared to other expense, net of $11.0 million in the same prior-year period.

•
The effective income tax rate changed to negative 44.6% for the quarter ended August 1, 2020, compared to 25.2% in the same prior-year period. The Company’s effective tax rate for the quarter ended August 1, 2020 included the unfavorable impact from certain discrete tax adjustments totaling $8.1 million.

Key Balance Sheet Accounts

•
The Company had $328.0 million in cash and cash equivalents and $0.2 million in restricted cash as of August 1, 2020, compared to $131.1 million in cash and cash equivalents and $0.5 million in restricted cash at August 3, 2019.

◦
As of August 1, 2020, the Company had $51.8 million in outstanding borrowings under its term loans and $19.2 million in outstanding borrowings under its credit facilities to help ensure financial flexibility and liquidity in response to uncertainty surrounding the COVID-19 pandemic.

◦
During the three and six months ended August 1, 2020, the Company repurchased 4.0 million shares of its common stock for $38.9 million (including commissions). During fiscal 2020, the Company used $170 million of proceeds from its offering of convertible senior notes to enter into an accelerated share repurchase program (“ASR Contract”), pursuant to which it received a total of approximately 10.6 million shares. The Company also repurchased shares of its common stock for $118.1 million (including commissions) during fiscal 2020.

•
Accounts receivable consists of trade receivables relating primarily to the Company’s wholesale business in Europe and, to a lesser extent, to its wholesale businesses in the Americas and Asia, royalty receivables relating to its licensing operations, credit card and retail concession receivables related to its retail businesses and certain other receivables. Accounts receivable decreased by $46.5 million, or 15.9%, to $246.5 million as of August 1, 2020, from $293.0 million at August 3, 2019. On a constant currency basis, accounts receivable decreased by $54.9 million, or 18.7%, when compared to August 3, 2019.

•
Inventory decreased by $64.8 million, or 13.4%, to $419.4 million as of August 1, 2020, from $484.2 million at August 3, 2019. On a constant currency basis, inventory decreased by $72.6 million, or 15.0%, when compared to August 3, 2019.

Global Store Count
In the second quarter of fiscal 2021, together with our partners, we opened six new stores worldwide, consisting of five stores in Europe and the Middle East and one store in Asia and the Pacific. Together with our partners, we closed 65 stores worldwide, consisting of 35 stores in Asia and the Pacific, 21 stores in the U.S., seven stores in Europe and the Middle East, one store in Canada and one store in Central and South America.
We ended the second quarter of fiscal 2021 with 1,622 stores and 369 concessions worldwide, comprised as follows:

	Stores			Concessions
Region	Total	Directly-Operated	Partner Operated	Total	Directly-Operated	Partner Operated
United States	259	257	2	1	—	1
Canada	79	79	—	—	—	—
Central and South America	110	72	38	27	27	—
Total Americas	448	408	40	28	27	1
Europe and the Middle East	742	515	227	38	38	—
Asia and the Pacific	432	161	271	303	115	188
Total	1,622	1,084	538	369	180	189
Of the total 1,622 stores, 1,337 were GUESS? stores, 182 were GUESS? Accessories stores, 64 were G by GUESS (GbG) stores and 39 were MARCIANO stores.
Results of Operations
Three Months Ended August 1, 2020 and August 3, 2019
Consolidated Results
Net Revenue. Net revenue decreased by $284.7 million, or 41.7%, to $398.5 million for the quarter ended August 1, 2020, from $683.2 million for the quarter ended August 3, 2019. In constant currency, net revenue decreased by 41.2%, driven primarily by the unfavorable impact on revenue due to temporary store closures and lower store traffic and, to a lesser extent, lower wholesale shipments resulting from lower demand as a result of the COVID-19 pandemic. Currency translation fluctuations relating to our foreign operations unfavorably impacted net revenue by $3.2 million, compared to the same prior-year period.
Gross Margin. Gross margin decreased 200 basis points to 36.9% for the quarter ended August 1, 2020, from 38.9% in the same prior-year period, of which 410 basis points was due to a higher occupancy rate, partially offset by 210 basis points due to higher product margins. The higher occupancy rate was driven primarily by overall deleveraging of occupancy costs due mainly to lower revenue resulting from the impact of the COVID-19 pandemic. The higher product margins were driven primarily by higher initial markups in Europe during the quarter ended August 1, 2020, compared to the same prior-year period.
Gross Profit. Gross profit decreased by $118.6 million, or 44.7%, to $147.0 million for the quarter ended August 1, 2020, from $265.7 million in the same prior-year period. The decrease in gross profit, which included the unfavorable impact of currency translation, was due primarily to the unfavorable impact on gross profit from lower revenue, partially offset by lower occupancy costs and, to a lesser extent, higher overall product margins. Currency translation fluctuations relating to our foreign operations unfavorably impacted gross profit by $0.4 million.
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
SG&A Rate. The Company’s SG&A rate increased 570 basis points to 37.7% for the quarter ended August 1, 2020, compared to 32.0% in the same prior-year period. The Company’s SG&A rate included the unfavorable impact of 60 basis points from separation charges and the favorable impact of 10 basis points from lower expenses related to certain professional service and legal fees and related costs which the Company otherwise would not have incurred as part of its business operations. Excluding these items, the SG&A rate would have increased by 520 basis points during the quarter ended August 1, 2020 compared to the same prior-year period, driven by overall deleveraging of expenses due mainly to lower revenue resulting from the impact of the COVID-19 pandemic, partially offset by expense savings.
SG&A Expenses. SG&A expenses decreased by $67.9 million, or 31.1%, to $150.3 million for the quarter ended August 1, 2020, from $218.2 million in the same prior-year period. The decrease, which included the favorable impact of currency translation, was driven primarily by lower payroll costs and, to a lesser extent, lower overall discretionary expenses. The lower payroll costs were driven primarily by the impact of furloughs and, to a lesser extent, government assistance programs related to the recovery of employee payroll costs, temporary tiered salary reductions for management level corporate employees that have since been restored and permanent headcount reductions. Currency translation fluctuations relating to our foreign operations favorably impacted SG&A expenses by $1.2 million.
Asset Impairment Charges. During the quarter ended August 1, 2020, the Company recognized $8.2 million in impairment of certain operating lease right-of-use assets and $3.7 million in impairment of property and equipment related to certain retail locations resulting from lower revenue and future cash flow projections from the ongoing effects of the COVID-19 pandemic. This compares to $1.5 million in impairment of property and equipment related to certain retail locations resulting from under-performance and expected store closures during the quarter ended August 3, 2019. Currency translation fluctuations relating to our foreign operations unfavorably impacted asset impairment charges by $0.2 million.
Net Gains on Lease Terminations. During the quarter ended August 1, 2020, the Company recorded net gains on lease terminations of $0.9 million related primarily to the early termination of certain lease agreements. There were no net gains on lease terminations during the quarter ended August 3, 2019.
Operating Margin. Operating margin decreased 10.3% to negative 3.6% for the quarter ended August 1, 2020, from 6.7% in the same prior-year period, driven primarily by overall deleveraging of expenses due to the negative impact from the COVID-19 pandemic on our global operations. Higher asset impairment charges unfavorably impacted operating margin by 280 basis points during the quarter ended August 1, 2020 compared to the same prior-year period. Separation charges unfavorably impacted operating margin by 60 basis points during the quarter ended August 1, 2020. Net gains on lease terminations favorably impacted operating margin by 20 basis points during the quarter ended August 1, 2020. Lower expenses related to certain professional service and legal fees and related costs favorably impacted operating margin by 10 basis points during the quarter ended August 1, 2020. Excluding the impact of these expenses, the Company’s operating margin would have decreased 720 basis points compared to the same prior-year period. The negative impact of currency on operating margin for the quarter was approximately 40 basis points.
Earnings (Loss) from Operations.   Loss from operations was $14.3 million for the quarter ended August 1, 2020, compared to earnings from operations of $46.0 million in the same prior-year period. Currency translation fluctuations relating to our foreign operations favorably impacted loss from operations by $0.5 million.
Interest Expense, Net. Interest expense, net, was $5.5 million for the quarter ended August 1, 2020, compared to $4.6 million for the quarter ended August 3, 2019.
Other Income (Expense), Net. Other income, net, was $5.5 million for the quarter ended August 1, 2020, compared to other expense, net, of $6.4 million in the same prior-year period. The change was driven primarily by market volatility which resulted in net unrealized gains on the translation of foreign currency balances and, to a lesser extent, net unrealized gains on our SERP-related assets, compared to net unrealized losses in the same prior-year quarter. This was partially offset by net mark-to-market losses on the revaluation of foreign exchange currency contracts, compared to gains in the same prior-year quarter.
Income Tax Expense.  Income tax expense for the quarter ended August 1, 2020 was $6.4 million, or a negative 44.6% effective tax rate, compared to $8.8 million, or a 25.2% effective tax rate, in the same prior-year period. Generally, income taxes for the interim periods are computed using the tax rate estimated to be applicable for the full fiscal year, adjusted for discrete items, which is subject to ongoing review and evaluation by management. During the quarter ended August 1, 2020, the Company recorded a discrete tax expense of $7.9 million related to improved forecasts for the current fiscal year which changes the estimate of the net operating losses that the Company can carryback to tax years with a higher federal corporate tax rate as allowed under the CARES Act. Excluding this impact, the change in the effective tax rate was due primarily to a shift in the distribution of earnings among the Company’s tax jurisdictions during the quarter ended August 1, 2020, compared to the same prior-year period.
Net Earnings (Loss) Attributable to Noncontrolling Interests. Net loss attributable to noncontrolling interests was $0.3 million, net of taxes, for the quarter ended August 1, 2020, compared to net earnings attributable to noncontrolling interests of $0.9 million, net of taxes, for the quarter ended August 3, 2019.
Net Earnings (Loss) Attributable to Guess?, Inc. Net loss attributable to Guess?, Inc. was $20.4 million for the quarter ended August 1, 2020, compared to net earnings attributable to Guess?, Inc. of $25.3 million in the same prior-year period. Diluted loss per share was $0.31 for the quarter ended August 1, 2020, compared to diluted earnings per share of $0.35 in the same prior-year period. We estimate that the unfavorable impact from the Company’s share repurchases had a negative impact of $0.03 on diluted loss per share for the quarter ended August 1, 2020. We also estimate that the positive impact of currency on diluted loss per share for the quarter ended August 1, 2020 was approximately $0.03 per share. During the quarter ended August 1, 2020, the Company recognized $12.0 million of asset impairment charges; $0.9 million of net gains on lease terminations; a net credit of $0.2 million of certain professional services and legal fees and related costs; $2.5 million of separation charges; $2.6 million of amortization of debt discount related to the Company’s convertible senior notes and $8.1 million in additional tax expense from certain discrete tax adjustments (or a combined $19.7 million, or $0.30 per share, negative impact after considering the related tax benefit of these adjustments of $4.4 million). Excluding the impact of these items, adjusted net loss attributable to Guess?, Inc. was $0.6 million and adjusted diluted loss was $0.01 per common share for the quarter ended August 1, 2020. We estimate that the unfavorable impact from the Company’s share repurchases had a minimal impact on adjusted diluted loss per share for the quarter ended

August 1, 2020. During the quarter ended August 3, 2019, the Company recognized $1.5 million of asset impairment charges; $0.4 million of certain professional services and legal fees and related costs and $2.4 million of amortization of debt discount related to the Company’s convertible senior notes (or a combined $2.1 million, or $0.03 per share, negative impact after considering the related tax benefit of these adjustments and adjustments to uncertain tax positions excluded from results in prior years totaling $2.3 million). Excluding the impact of these items, adjusted net earnings attributable to Guess?, Inc. were $27.4 million and adjusted diluted earnings were $0.38 per common share for the quarter ended August 3, 2019. References to financial results excluding the impact of these items are non-GAAP measures and are addressed below under “Non-GAAP Measures.”
Information by Business Segment
The following table presents our net revenue and earnings (loss) from operations by segment for the three months ended August 1, 2020 and August 3, 2019 (dollars in thousands):

	Three Months Ended
	Aug 1, 2020	Aug 3, 2019	$ Change	% Change
Net revenue:
Americas Retail	$110,065	$198,966	$(88,901)	(44.7%)
Americas Wholesale	20,285	41,902	(21,617)	(51.6%)
Europe	205,851	340,509	(134,658)	(39.5%)
Asia	50,191	83,301	(33,110)	(39.7%)
Licensing	12,147	18,542	(6,395)	(34.5%)
Total net revenue	$398,539	$683,220	$(284,681)	(41.7%)
Earnings (loss) from operations:
Americas Retail	$(4,704)	$5,957	$(10,661)	(179.0%)
Americas Wholesale	1,688	8,422	(6,734)	(80.0%)
Europe	20,795	51,594	(30,799)	(59.7%)
Asia	(3,367)	(4,800)	1,433	29.9%
Licensing	11,511	15,547	(4,036)	(26.0%)
Total segment earnings from operations	25,923	76,720	(50,797)	(66.2%)
Corporate overhead	(29,188)	(29,229)	41	(0.1%)
Asset impairment charges	(11,969)	(1,504)	(10,465)	695.8%
Net gains on lease terminations	885	—	885
Total earnings (loss) from operations	$(14,349)	$45,987	$(60,336)	(131.2%)

Operating margins:
Americas Retail	(4.3%)	3.0%
Americas Wholesale	8.3%	20.1%
Europe	10.1%	15.2%
Asia	(6.7%)	(5.8%)
Licensing	94.8%	83.8%
Total Company	(3.6%)	6.7%
Americas Retail
Net revenue from our Americas Retail segment decreased by $88.9 million, or 44.7%, to $110.1 million for the quarter ended August 1, 2020, from $199.0 million in the same prior-year period. In constant currency, net revenue decreased by 44.1%, driven primarily by temporary store closures and, to a lesser extent, lower store traffic resulting from the COVID-19 pandemic. Excluding the impact from the temporary store closures, the store base for the U.S. and Canada decreased by an average of 22 net stores during the quarter ended August 1, 2020 compared to the same prior-year period, resulting in a 3.9% net decrease in average square footage. Currency translation fluctuations relating to our non-U.S. retail stores and e-commerce sites unfavorably impacted net revenue by $1.2 million.
Operating margin decreased 730 basis points to negative 4.3% for the quarter ended August 1, 2020, from 3.0% in the same prior-year quarter, due to lower gross margins, partially offset by a lower SG&A rate. The lower gross margins were driven primarily by overall deleveraging of occupancy costs due primarily to the negative impact from temporary store closures and lower store traffic. The lower SG&A rate was driven primarily by lower store selling expenses due to payroll savings resulting from the temporary furlough of the Company’s store associates in the U.S. and Canada, partially offset by overall deleveraging of expenses.
Loss from operations from our Americas Retail segment was $4.7 million for the quarter ended August 1, 2020, compared to earnings from operations of $6.0 million in the same prior-year period. The deterioration is primarily due to the unfavorable impact on earnings from lower revenue, partially offset by lower store selling expenses and lower occupancy costs.
Americas Wholesale
Net revenue from our Americas Wholesale segment decreased by $21.6 million, or 51.6%, to $20.3 million for the quarter ended August 1, 2020, from $41.9 million in the same prior-year period. In constant currency, net revenue decreased by 48.7%, driven primarily by our U.S. wholesale business due mainly to lower demand resulting from the COVID-19 pandemic. Currency translation fluctuations relating to our non-U.S. wholesale businesses unfavorably impacted net revenue by $1.2 million.
Operating margin decreased 11.8% to 8.3% for the quarter ended August 1, 2020, from 20.1% in the same prior-year quarter, due primarily to a higher SG&A rate driven primarily by overall deleveraging of expenses resulting from lower wholesale shipments.
Earnings from operations from our Americas Wholesale segment decreased by $6.7 million, or 80.0%, to $1.7 million for the quarter ended August 1, 2020, from $8.4 million in the same prior-year period. The decrease reflects the unfavorable impact on earnings from lower revenue.
Europe
Net revenue from our Europe segment decreased by $134.7 million, or 39.5%, to $205.9 million for the quarter ended August 1, 2020, from $340.5 million in the same prior-year period. In constant currency, net revenue decreased by 39.6%, driven primarily by lower wholesale shipments resulting from lower demand and, to a lesser extent, lower store traffic and temporary store closures resulting from the COVID-19 pandemic. As of August 1, 2020, we directly operated 515 stores in Europe compared to 510 stores at August 3, 2019, excluding concessions, which represents a 1.0% increase over the same prior-year period. Currency translation fluctuations relating to our European operations favorably impacted net revenue by $0.1 million.
Operating margin decreased 510 basis points to 10.1% for the quarter ended August 1, 2020, from 15.2% in the same prior-year quarter. The decrease was driven mainly by a higher SG&A rate due primarily to overall deleveraging of expenses resulting from lower revenue. Gross margins were relatively flat as the unfavorable impact from overall deleveraging of occupancy costs was mostly offset by the favorable impact from certain rent concessions granted related to the COVID-19 pandemic and, to a lesser extent, higher initial markups.
Earnings from operations from our Europe segment decreased by $30.8 million, or 59.7%, to $20.8 million for the quarter ended August 1, 2020, from $51.6 million in the same prior-year period, driven primarily by the unfavorable impact on earnings from lower revenue, partially offset by lower SG&A expenses and, to a lesser extent, lower occupancy costs. Currency translation fluctuations relating to our European operations favorably impacted earnings from operations by $0.8 million.
Asia
Net revenue from our Asia segment decreased by $33.1 million, or 39.7%, to $50.2 million for the quarter ended August 1, 2020, from $83.3 million in the same prior-year period. In constant currency, net revenue decreased by 38.7%, driven primarily by lower store traffic and temporary store closures resulting from the COVID-19 pandemic. As of August 1, 2020, we and our partners operated 432 stores and 303 concessions in Asia, compared to 520 stores and 337 concessions at August 3, 2019. As of August 1, 2020, we directly operated 161 stores and 115 concessions in Asia, compared to 216 directly-operated stores and 162 concessions at August 3, 2019. Currency translation fluctuations relating to our Asian operations unfavorably impacted net revenue by $0.8 million.

Operating margin decreased 90 basis points to negative 6.7% for the quarter ended August 1, 2020, from negative 5.8% in the same prior-year quarter, driven primarily by a higher SG&A rate. The higher SG&A rate was driven primarily by overall deleveraging of expenses, partially offset by the favorable impact from business mix.
Loss from operations from our Asia segment improved by $1.4 million, or 29.9%, to $3.4 million for the quarter ended August 1, 2020, compared to $4.8 million in the same prior-year period. The improvement was driven primarily by the favorable impact on earnings from lower SG&A expenses and, to a lesser extent, lower occupancy costs, partially offset by the unfavorable impact from lower revenue.
Licensing
Net royalty revenue from our Licensing segment decreased by $6.4 million, or 34.5%, to $12.1 million for the quarter ended August 1, 2020, from $18.5 million in the same prior-year period, due primarily to lower demand resulting from the COVID-19 pandemic.
Earnings from operations from our Licensing segment decreased by $4.0 million, or 26.0%, to $11.5 million for the quarter ended August 1, 2020, from $15.5 million in the same prior-year period. The decrease was driven by the unfavorable impact to earnings from lower revenue.
Corporate Overhead
Unallocated corporate overhead was relatively flat at $29.2 million for the quarter ended August 1, 2020, compared to the same prior-year period.
Six Months Ended August 1, 2020 and August 3, 2019
Consolidated Results
Net Revenue. Net revenue decreased by $561.1 million, or 46.0%, to $658.8 million for the six months ended August 1, 2020, compared to $1.22 billion for the six months ended August 3, 2019. In constant currency, net revenue decreased by 45.1%, driven primarily by the unfavorable impact on revenue due to temporary store closures and lower store traffic and, to a lesser extent, lower wholesale shipments resulting from lower demand as a result of the COVID-19 pandemic. Currency translation fluctuations relating to our foreign operations unfavorably impacted net revenue by $10.6 million, compared to the same prior-year period.
Gross Margin. Gross margin decreased 920 basis points to 27.5% for the six months ended August 1, 2020, compared to 36.7% in the same prior-year period, of which 800 basis points was due to a lower occupancy rate and 120 basis points was due to lower product margins. The higher occupancy rate was driven primarily by overall deleveraging of occupancy costs due mainly to lower revenue resulting from the impact of the COVID-19 pandemic. The lower product margins were driven primarily by higher inventory reserves during the six months ended August 1, 2020, compared to the same prior-year period.
Gross Profit. Gross profit decreased by $266.4 million, or 59.5%, to $181.3 million for the six months ended August 1, 2020, from $447.6 million in the same prior-year period. The decrease in gross profit, which included the unfavorable impact of currency translation, was due primarily to the unfavorable impact on gross profit from lower revenue, partially offset by lower occupancy costs. Currency translation fluctuations relating to our foreign operations unfavorably impacted gross profit by $1.4 million.
SG&A Rate. The Company’s SG&A rate increased 990 basis points to 44.5% for the six months ended August 1, 2020, compared to 34.6% in the same prior-year period. The Company’s SG&A rate included the unfavorable impact of 40 basis points from separation charges. Excluding these charges, the Company’s SG&A rate would have increased by 950 basis points during six months ended August 1, 2020 compared to the same prior-year period, driven by overall deleveraging of expenses due mainly to lower revenue resulting from the impact of the COVID-19 pandemic, partially offset by expense savings.
SG&A Expenses. SG&A expenses decreased by $129.2 million, or 30.6%, to $293.6 million for the six months ended August 1, 2020, from $422.8 million in the same prior-year period. The decrease, which included the favorable impact of currency translation, was driven primarily by lower payroll costs and, to a lesser extent, lower overall discretionary expenses. The lower payroll costs were driven primarily by the impact of furloughs and, to a lesser extent, government assistance programs related to the recovery of employee payroll costs, temporary tiered salary reductions for management level corporate employees that have since been restored and permanent headcount reductions. Currency translation fluctuations relating to our foreign operations favorably impacted SG&A expenses by $4.8 million.
Asset Impairment Charges. During the six months ended August 1, 2020, the Company recognized $36.5 million in impairment of certain operating lease right-of-use assets and $28.5 million in impairment of property and equipment related to certain retail locations resulting from lower revenue and future cash flow projections from the ongoing effects of the COVID-19 pandemic. This compares to $3.3 million in impairment of property and equipment related to certain retail locations resulting from under-performance and expected store closures during the six months ended August 3, 2019. Currency translation fluctuations relating to our foreign operations favorably impacted asset impairment charges by $1.6 million.
Net Gains on Lease Terminations. During the six months ended August 1, 2020, the Company recorded net gains on lease terminations of $0.4 million related primarily to the early termination of certain lease agreements. There were no net gains on lease terminations recorded during the six months ended August 3, 2019.
Operating Margin. Operating margin decreased 28.6% to negative 26.8% for the six months ended August 1, 2020, compared to 1.8% in the same prior-year period, driven primarily by overall deleveraging of expenses due to the negative impact from the COVID-19 pandemic on our global operations and higher asset impairment charges. Higher asset impairment charges negatively impacted operating margin by 960 basis points during the six months ended August 1, 2020 compared to the same prior-year period. Separation charges unfavorably impacted operating margin by 40 basis points during the six months ended August 1, 2020. Net gains on lease terminations favorably impacted operating margin by 10 basis points during the six months ended August 1, 2020. Excluding the impact of these items, the Company’s operating margin would have decreased 18.7% compared to the same prior-year period. The negative impact of currency on operating margin for the first six months of fiscal 2021 was approximately 10 basis points.
Earnings (Loss) from Operations.   Loss from operations was $176.8 million for the six months ended August 1, 2020, compared to earnings from operations of $21.5 million in the same prior-year period. Currency translation fluctuations relating to our foreign operations favorably impacted earnings from operations by $5.1 million.
Interest Expense, Net. Interest expense, net, was $10.4 million for the six months ended August 1, 2020, compared to $5.5 million for the six months ended August 3, 2019. The increase in interest expense was due primarily to higher amortization of debt discount and higher interest expense related to the Company’s convertible senior notes during the six months ended August 1, 2020.
Other Expense, Net. Other expense, net, was $14.0 million for the six months ended August 1, 2020, compared to $4.3 million in the same prior-year period. The change was due primarily to net mark-to-market losses on revaluation of foreign exchange currency contracts, compared to gains in the same prior-year period. During the first six months of fiscal 2021, market volatility also resulted in higher unrealized losses on the translation of foreign currency balances and lower net unrealized gains on our SERP-related assets, compared to the same prior-year period.
Income Tax Expense (Benefit).  Income tax benefit for the six months ended August 1, 2020 was $20.0 million, or a 9.9% effective tax rate, compared to income tax expense of $6.1 million, or a 52.2% effective tax rate, in the same prior-year period. Generally, income taxes for the interim periods are computed using the tax rate estimated to be applicable for the full fiscal year, adjusted for discrete items, which is subject to ongoing review and evaluation by management. During the six months ended August 1, 2020, the Company recognized a tax benefit of approximately $3.9 million from a tax rate change related to the ability to carryback net operating losses to tax years with a higher federal corporate tax rate as allowed under the CARES Act enacted in March 2020. This benefit was mostly offset by a valuation allowance of $3.7 million resulting from jurisdictions where there have been cumulative net operating losses, limiting the Company’s ability to consider other subjective evidence to continue to recognize the existing deferred tax assets. Excluding the impact of these items, the change in the effective tax rate was due primarily to a shift in the distribution of earnings among the Company’s tax jurisdictions during the six months ended August 1, 2020, compared to the same prior-year period.
Net Earnings (Loss) Attributable to Noncontrolling Interests. Net loss attributable to noncontrolling interests was $3.2 million, net of taxes, for the six months ended August 1, 2020, compared to net earnings attributable to noncontrolling interests of $1.6 million, net of taxes, for the six months ended August 3, 2019.
Net Earnings (Loss) Attributable to Guess?, Inc. Net loss attributable to Guess?, Inc. was $178.0 million for the six months ended August 1, 2020, compared to net earnings attributable to Guess?, Inc. of $3.9 million in the same prior-year period. Diluted loss per share was $2.72 for the six months ended August 1, 2020, compared to diluted earnings per share of $0.05 in the same prior-year period. We estimate that the unfavorable impact from the Company’s share repurchases and additional interest expense recognized related to the offering of convertible senior notes had a net negative impact on diluted loss per share of $0.45 for the six months ended August 1, 2020. We also estimate that the negative impact of currency on diluted loss per share for the six months ended August 1, 2020 was approximately $0.06 per share. During the six months ended August 1, 2020, the Company recognized $64.9 million of asset impairment charges; $0.4 million of net gains on lease terminations; $0.1 million of certain professional services and legal fees and related costs; $2.7 million of separation charges; $5.2 million of amortization of debt discount related to the Company’s convertible senior notes; and $0.2 million in additional tax expense from certain discrete tax adjustments (or a combined $58.5 million, or $0.89 per share, negative impact after considering the related tax benefit of these adjustments of $14.2 million). Excluding the impact of these items, adjusted net loss attributable to Guess?, Inc. was $119.6 million and adjusted diluted loss was $1.83 per common share during the six months ended August 1, 2020. We estimate that the unfavorable impact from share repurchases and additional interest expense recognized related to the offering of convertible senior notes had a net negative impact of $0.29 on adjusted diluted loss per share for the six months ended August 1, 2020. During the six months ended August 3, 2019, the Company recognized $3.3 million of asset impairment charges; $0.7 million of certain professional services and legal fees and related costs; and $2.7 million of amortization of debt discount related to the Company’s convertible senior notes (or a combined $3.9 million, or $0.05 per share, negative impact after considering the related tax benefit of these adjustments and adjustments to uncertain tax positions excluded from results in prior years totaling $2.8 million). Excluding the impact of these items, adjusted net earnings attributable to Guess?, Inc. were $7.8 million and adjusted diluted earnings per share were $0.10 per common share during the six months ended August 3, 2019. References to financial results excluding the impact of these items are non-GAAP measures and are addressed below under “Non-GAAP Measures.”

Information by Business Segment
The following table presents our net revenue and earnings (loss) from operations by segment for the six months ended August 1, 2020 and August 3, 2019 (dollars in thousands):

	Six Months Ended
	Aug 1, 2020	Aug 3, 2019	$ Change	% Change
Net revenue:
Americas Retail	$184,649	$375,389	$(190,740)	(50.8%)
Americas Wholesale	46,160	88,107	(41,947)	(47.6%)
Europe	312,324	550,564	(238,240)	(43.3%)
Asia	90,576	168,491	(77,915)	(46.2%)
Licensing	25,081	37,360	(12,279)	(32.9%)
Total net revenue	$658,790	$1,219,911	$(561,121)	(46.0%)
Earnings (loss) from operations:
Americas Retail	$(41,377)	$4,145	$(45,522)	(1,098.2%)
Americas Wholesale	3,312	16,236	(12,924)	(79.6%)
Europe	(23,611)	35,267	(58,878)	(166.9%)
Asia	(26,144)	(8,003)	(18,141)	(226.7%)
Licensing	21,605	32,191	(10,586)	(32.9%)
Total segment earnings (loss) from operations	(66,215)	79,836	(146,051)	(182.9%)
Corporate overhead	(46,109)	(55,041)	8,932	(16.2%)
Asset impairment charges	(64,941)	(3,279)	(61,662)	1,880.5%
Net gains on lease terminations	429	—	429
Total earnings (loss) from operations	$(176,836)	$21,516	$(198,352)	(921.9%)
Operating margins:
Americas Retail	(22.4%)	1.1%
Americas Wholesale	7.2%	18.4%
Europe	(7.6%)	6.4%
Asia	(28.9%)	(4.7%)
Licensing	86.1%	86.2%
Total Company	(26.8%)	1.8%
Americas Retail
Net revenue from our Americas Retail segment decreased by $190.7 million, or 50.8%, to $184.6 million for the six months ended August 1, 2020, compared to $375.4 million in the same prior-year period. In constant currency, net revenue decreased by 50.3%, driven primarily by temporary store closures and, to a lesser extent, lower store traffic resulting from the COVID-19 pandemic. Excluding the impact from the temporary store closures, the store base for the U.S. and Canada decreased by an average of 21 net stores during the six months ended August 1, 2020 compared to the same prior-year period, resulting in a 3.4% net decrease in average square footage. Currency translation fluctuations relating to our non-U.S. retail stores and e-commerce sites unfavorably impacted net revenue by $1.7 million.
Operating margin decreased 23.5% to negative 22.4% for the six months ended August 1, 2020, compared to 1.1% in the same prior-year period, due to lower gross margins and, to a lesser extent, a higher SG&A rate. The lower gross margins were driven primarily by overall deleveraging of occupancy costs due primarily to the negative impact from temporary store closures and lower store traffic. The higher SG&A rate was driven primarily by overall deleveraging of expenses, partially offset by lower store selling expenses due to payroll savings resulting from the temporary furlough of the Company’s store associates in the U.S. and Canada.
Loss from operations from our Americas Retail segment was $41.4 million for the six months ended August 1, 2020, compared to earnings from operations of $4.1 million in the same prior-year period. The deterioration is primarily due to the unfavorable impact on earnings from lower revenue, partially offset by lower store selling expenses and lower occupancy costs.

Americas Wholesale
Net revenue from our Americas Wholesale segment decreased by $41.9 million, or 47.6%, to $46.2 million for the six months ended August 1, 2020, compared to $88.1 million in the same prior-year period. In constant currency, net revenue decreased by 45.1%, driven primarily by our U.S. wholesale business due mainly to lower demand resulting from the COVID-19 pandemic. Currency translation fluctuations relating to our non-U.S. wholesale businesses unfavorably impacted net revenue by $2.3 million.
Operating margin decreased 11.2% to 7.2% for the six months ended August 1, 2020, compared to 18.4% in the same prior-year period, due to a higher SG&A rate and, to a lesser extent, lower gross margins. The higher SG&A rate was due primarily to overall deleveraging of expenses resulting from lower wholesale shipments. The lower gross margins were driven primarily by the negative impacts from the COVID-19 pandemic which resulted in higher markdowns.
Earnings from operations from our Americas Wholesale segment decreased by $12.9 million, or 79.6%, to $3.3 million for the six months ended August 1, 2020, compared to $16.2 million in the same prior-year period. The decrease reflects the unfavorable impact on earnings from lower revenue.
Europe
Net revenue from our Europe segment decreased by $238.2 million, or 43.3%, to $312.3 million for the six months ended August 1, 2020, from $550.6 million in the same prior-year period. In constant currency, net revenue decreased by 42.5%, driven primarily by temporary store closures and lower store traffic resulting from the COVID-19 pandemic and, to a lesser extent, lower wholesale shipments resulting from lower demand. Currency translation fluctuations relating to our European operations unfavorably impacted net revenue by $4.0 million.
Operating margin decreased 14.0% to negative 7.6% for the six months ended August 1, 2020, from 6.4% in the same prior-year period, driven by a higher SG&A rate and, to a lesser extent, lower gross margins due primarily to overall deleveraging of expenses resulting from lower revenue.
Loss from operations from our Europe segment was $23.6 million for the six months ended August 1, 2020, compared to earnings from operations of $35.3 million in the same prior-year period. The deterioration was driven primarily by the unfavorable impact on earnings from lower revenue, partially offset by lower SG&A expenses and, to a lesser extent, lower occupancy costs. Currency translation fluctuations relating to our European operations favorably impacted loss from operations by $2.3 million.
Asia
Net revenue from our Asia segment decreased by $77.9 million, or 46.2%, to $90.6 million for the six months ended August 1, 2020, compared to $168.5 million in the same prior-year period. In constant currency, net revenue decreased by 44.7%, driven primarily by lower store traffic and temporary store closures resulting from the COVID-19 pandemic. Currency translation fluctuations relating to our Asian operations unfavorably impacted net revenue by $2.5 million.
Operating margin decreased 24.2% to negative 28.9% for the six months ended August 1, 2020, compared to negative 4.7% in the same prior-year period, driven primarily by lower gross margins and, to a lesser extent, a higher SG&A rate. The lower gross margins were due primarily to the negative impacts from the COVID-19 pandemic which resulted in higher inventory reserves and, to a lesser extent, overall deleveraging of occupancy costs and higher markdowns. The higher SG&A rate was driven primarily by overall deleveraging of expenses, partially offset by the favorable impact from business mix.
Loss from operations from our Asia segment deteriorated by $18.1 million, or 226.7%, to $26.1 million for the six months ended August 1, 2020, from $8.0 million in the same prior-year period. The deterioration was driven primarily by the unfavorable impact on earnings from lower revenue and, to a lesser extent, lower product margins, partially offset by lower SG&A expenses and, to a lesser extent, lower occupancy costs. Currency translation fluctuations relating to our Asian operations favorably impacted loss from operations by $1.0 million.

Licensing
Net royalty revenue from our Licensing segment decreased by $12.3 million, or 32.9%, to $25.1 million for the six months ended August 1, 2020, compared to $37.4 million in the same prior-year period, due primarily to lower demand resulting from the COVID-19 pandemic.
Earnings from operations from our Licensing segment decreased by $10.6 million, or 32.9%, to $21.6 million for the six months ended August 1, 2020, compared to $32.2 million in the same prior-year period. The decrease was driven primarily by the unfavorable impact to earnings from lower revenue.
Corporate Overhead
Unallocated corporate overhead decreased by $8.9 million to $46.1 million for the six months ended August 1, 2020, compared to $55.0 million in the same prior-year period, due primarily to lower performance-based compensation and, to a lesser extent, lower overall discretionary expenses.
Non-GAAP Measures
The Company’s reported financial results are presented in accordance with GAAP. The reported net loss attributable to Guess?, Inc. and diluted loss per share for the three and six months ended August 1, 2020 reflect the impact of asset impairment charges, net gains on lease terminations, certain professional service and legal fees and related (credits) costs, certain separation charges, amortization of debt discount on the Company’s convertible senior notes and the tax effects of these adjustments as well as certain discrete tax adjustments. The reported net earnings attributable to Guess?, Inc. and diluted earnings per share for the three and six months ended August 3, 2019 reflect the impact of asset impairment charges, certain professional service and legal fees and related costs, amortization of debt discount on the Company’s convertible senior notes and the tax effects of these adjustments as well as adjustments to uncertain tax positions excluded from results in prior years. These items affect the comparability of the Company’s reported results. The financial results are also presented on a non-GAAP basis, as defined in Section 10(e) of Regulation S-K of the SEC, to exclude the effect of these items. The Company believes that these items are not indicative of the underlying performance of its business and that the “non-GAAP” or “adjusted” information provided is useful for investors to evaluate the comparability of the Company’s operating results and its future outlook when reviewed in conjunction with the Company’s GAAP financial statements. The non-GAAP measures are provided in addition to, and not as alternatives for, the Company’s reported GAAP results.
The adjusted measures for the three months ended August 1, 2020 exclude the impact of $12.0 million of asset impairment charges; $0.9 million of net gains on lease terminations; a net credit of $0.2 million of certain professional services and legal fees and related costs; $2.5 million of separation charges; $2.6 million of amortization of debt discount on the Company’s convertible senior notes and $8.1 million in additional tax expense from certain discrete tax adjustments. The asset impairment charges related to the impairment of certain operating lease right-of-use assets and, to a lesser extent, impairment of property and equipment related to certain retail locations resulting from lower revenue and future cash flow projections from the ongoing effects of the COVID-19 pandemic. The net gains on lease terminations related primarily to the early termination of certain lease agreements. Certain professional service and legal fees and related (credits) costs were primarily due to amounts which the Company otherwise would not have incurred as part of its business operations. The separation-related charges mainly related to cash severance payments as a result of headcount reductions in response to the pandemic. During the three months ended August 1, 2020, the Company recorded a discrete tax expense of $7.9 million related to improved forecasts for the current fiscal year which changes the estimate of the net operating losses that the Company can carryback to tax years with a higher federal corporate tax rate as allowed under the CARES Act. These items resulted in a combined $19.7 million negative impact (after considering the related tax benefit of $4.4 million), or an unfavorable $0.30 per share impact during the three months ended August 1, 2020. Net loss attributable to Guess?, Inc. was $20.4 million and diluted loss was $0.31 per common share for the three months ended August 1, 2020. Excluding the impact of these items, adjusted net loss attributable to Guess?, Inc. was $0.6 million and adjusted diluted loss was $0.01 per common share for the three months ended August 1, 2020.

The adjusted measures for the six months ended August 1, 2020 exclude the impact of $64.9 million of asset impairment charges; $0.4 million of net gains on lease terminations; $0.1 million of certain professional services and legal fees and related costs; $2.7 million of separation charges; $5.2 million of amortization of debt discount related to the Company’s convertible senior notes; and $0.2 million in additional tax expense from certain discrete tax adjustments. The asset impairment charges related to the impairment of certain operating lease right-of-use assets and, to a lesser extent, impairment of property and equipment related to certain retail locations resulting from lower revenue and future cash flow projections from the ongoing effects of the COVID-19 pandemic. The net gains on lease terminations related primarily to the early termination of certain lease agreements. The separation-related charges mainly related to certain cash severance payments, partially offset by adjustments to non-cash stock-based compensation expense related to our former Chief Executive Officer resulting from changes in expected performance conditions of certain previously granted stock awards that were no longer subject to service vesting requirements after his departure. During the six months ended August 1, 2020, the Company recognized a tax benefit of approximately $3.9 million from a tax rate change related to the ability to carryback net operating losses to tax years with a higher federal corporate tax rate as allowed under the CARES Act enacted in March 2020. This benefit was partially offset by a valuation allowance of $3.7 million resulting from jurisdictions where there have been cumulative net operating losses, limiting the Company’s ability to consider other subjective evidence to continue to recognize the existing deferred tax assets. These items resulted in a combined $58.5 million negative impact (after considering the related tax benefit of $14.2 million), or an unfavorable $0.89 per share impact during the six months ended August 1, 2020. Net loss attributable to Guess?, Inc. was $178.0 million and diluted loss was $2.72 per common share for the six months ended August 1, 2020. Excluding the impact of these items, adjusted net loss attributable to Guess?, Inc. was $119.6 million and adjusted diluted loss was $1.83 per common share for the six months ended August 1, 2020.
The adjusted measures for the three months ended August 3, 2019 exclude the impact of $1.5 million of asset impairment charges; $0.4 million of certain professional services and legal fees and related costs and $2.4 million of amortization of debt discount on the Company’s convertible senior notes. The asset impairment charges related primarily to the impairment of property and equipment related to certain retail locations resulting from under-performance and expected store closures. These items resulted in a combined $2.1 million negative impact (after considering the related tax benefit of $2.3 million), or an unfavorable $0.03 per share impact during the three months ended August 3, 2019. Net earnings attributable to Guess?, Inc. were $25.3 million and diluted earnings were $0.35 per common share for the three months ended August 3, 2019. Excluding the impact of these items, adjusted net earnings attributable to Guess?, Inc. were $27.4 million and adjusted diluted earnings were $0.38 per common share for the three months ended August 3, 2019.
The adjusted measures for the six months ended August 3, 2019 exclude the impact of $3.3 million of asset impairment charges; $0.7 million of certain professional services and legal fees and related costs and $2.7 million of amortization of debt discount on the Company’s convertible senior notes. The asset impairment charges related primarily to the impairment of property and equipment related to certain retail locations resulting from under-performance and expected store closures. These items resulted in a combined $3.9 million negative impact (after considering the related tax benefit of $2.8 million), or an unfavorable $0.05 per share impact during the six months ended August 3, 2019. Net earnings attributable to Guess?, Inc. were $3.9 million and diluted earnings were $0.05 per common share for the six months ended August 3, 2019. Excluding the impact of these items, adjusted net earnings attributable to Guess?, Inc. were $7.8 million and adjusted diluted earnings were $0.10 per common share for the six months ended August 3, 2019.
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
Liquidity and Capital Resources
We need liquidity globally primarily to fund our working capital, occupancy costs, interest payments on our debt, remodeling and rationalization of our retail stores, shop-in-shop programs, concessions, systems, infrastructure, other existing operations, expansion plans, international growth and potential acquisitions and investments. In addition, in the U.S. we need liquidity to fund share repurchases and payment of dividends to our stockholders. Generally, our working capital needs are highest during the late summer and fall as our inventories increase before the holiday selling period. During the six months ended August 1, 2020, we relied primarily on trade credit, available cash, real estate and other operating leases, finance leases, proceeds from our credit facilities and term loans and internally generated funds to finance our operations. We anticipate that we will be able to satisfy our ongoing cash requirements during the next 12 months for working capital, capital expenditures, payments on our debt, finance leases and operating leases as well as lease termination payments, potential acquisitions and investments, and share repurchases and dividend payments to stockholders, primarily with cash flow from operations and existing cash balances as supplemented by borrowings under our existing Credit Facility in the U.S. and Canada as well as bank facilities in Europe and China and proceeds from our term loans, as needed. As further noted above under the “—COVID-19 Business Update” section, the Company has also implemented a number of other measures to help preserve liquidity in response to the COVID-19 pandemic. We expect to settle the principal amount of our outstanding convertible senior notes in 2024 in cash and any excess in shares. Such arrangements are described further in “Part I, Item 1. Financial Statements – Note 9 – Borrowings and Finance Lease Obligations” and “Part I, Item 1. Financial Statements – Note 10 – Convertible Senior Notes and Related Transactions” of this Form 10-Q. Due to the seasonality of our business and cash needs, we may increase borrowings under our established credit facilities from time-to-time during the next 12 months. If we experience a sustained decrease in consumer demand related to the COVID-19 pandemic, we may require access to additional credit, which may not be available to us on commercially acceptable terms or at all.
On March 27, 2020, the U.S. government enacted the CARES Act to provide economic relief from the COVID-19 pandemic. Among other provisions, the CARES Act allows for a full offset of taxable income in a five-year carryback period for net operating losses, which will reduce current period tax expense and may result in a refund of previously paid income tax amounts at higher historical tax rates. During the six months ended August 1, 2020, the Company recognized a tax benefit of approximately $3.9 million related to this provision.
In December 2017, the U.S. government enacted the Tax Reform, which significantly changed the U.S. corporate income tax laws, including moving from a global taxation regime to a territorial regime and lowering the U.S. federal corporate income tax rate from 35% to 21%. The Tax Reform also required a one-time mandatory transition tax on accumulated foreign earnings. Any income tax payable related to the transition tax is due over an eight-year period beginning in calendar 2018. The balance related to this transition tax included in other long-term liabilities was $19.9 million (excluding related interest) for each of the periods ended August 1, 2020 and February 1, 2020.
The Company has historically considered the undistributed earnings of its foreign subsidiaries to be indefinitely reinvested. As a result of the Tax Reform, the Company had a substantial amount of previously taxed earnings that could be distributed to the U.S. without additional U.S. taxation. The Company continues to evaluate its plans for reinvestment or repatriation of unremitted foreign earnings and regularly reviews its cash positions and determination of permanent reinvestment of foreign earnings. If the Company determines that all or a portion of such foreign earnings are no longer indefinitely reinvested, it may be subject to additional foreign withholding taxes and U.S. state income taxes, beyond the Tax Reform’s one-time transition tax. The Company intends to indefinitely reinvest the remaining earnings from the Company’s foreign subsidiaries for which a deferred tax liability has not already been recorded. As of August 1, 2020, the Company had cash and cash equivalents of $328.0 million, of which approximately $72.7 million was held in the U.S.
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
COVID-19 Impact on Liquidity
Refer to the “—COVID-19 Business Update” section above for a discussion of the impact from the COVID-19 pandemic on our financial performance and our liquidity.
In light of store closures and reduced traffic in stores, the Company has taken certain actions with respect to certain of its existing leases, including engaging with landlords to discuss rent deferrals as well as other rent concessions. Since April 2020, we have suspended rental payments and/or paid reduced rental amounts with respect to our retail stores that were closed or were experiencing drastically reduced customer traffic as a result of the COVID-19 pandemic. We are engaging in discussions with the affected landlords in an effort to achieve appropriate rent relief and other lease concessions and, in some cases, to terminate existing leases. However, there can be no assurances related to the outcome of such negotiations.
Six Months Ended August 1, 2020 and August 3, 2019
The Company has presented below the cash flow performance comparison of the six months ended August 1, 2020, compared to the six months ended August 3, 2019.
Operating Activities
Net cash provided by operating activities was $40.7 million for the six months ended August 1, 2020, compared to net cash used in operating activities of $23.0 million for the six months ended August 3, 2019, or an improvement of $63.6 million. This improvement was driven primarily by favorable changes in working capital, partially offset by lower cash flows generated from net earnings. The favorable changes in working capital were due primarily to the extension of vendor payment terms on our accounts payable balances and the suspension and/or reduction of our operating lease payments, which could be temporary, as well as overall lower expenditures. In addition, during the six months ended August 3, 2019, net cash used in operating activities included the payment of the European Commission fine of $45.6 million which was imposed and accrued in fiscal 2019.
Investing Activities
Net cash used in investing activities was $12.0 million for the six months ended August 1, 2020, compared to $33.9 million for the six months ended August 3, 2019. Net cash used in investing activities for the six months ended August 1, 2020 related primarily to capital expenditures incurred on investments in technology infrastructure and, to a lesser extent, existing store remodeling programs and international retail expansion. In addition, purchases of investments, settlements of forward exchange currency contracts and proceeds from the sale of long-term assets are also included in cash flows used in investing activities.
The decrease in cash used in investing activities was driven primarily by lower spending on retail expansion during the six months ended August 1, 2020 compared to the same prior-year period. During the six months ended

August 1, 2020, the Company opened seven directly-operated stores compared to 43 directly-operated stores that were opened in the same prior-year period.
Financing Activities
Net cash provided by financing activities was $13.6 million for the six months ended August 1, 2020, compared to net cash used in financing activities of $18.5 million for the six months ended August 3, 2019. Net cash provided by financing activities for the six months ended August 1, 2020 related primarily to net proceeds from borrowings. In addition, repurchases of shares of the Company’s common stock, cash activity from the issuance of common stock under our equity plans, payment of dividends, payments related to finance lease obligations and net proceeds related to issuance of convertible senior notes and related warrants are also included in cash flows from financing activities.
The increase in cash provided by financing activities was driven primarily by the lower investments made in share repurchases and, to a lesser extent, higher net proceeds received from borrowings and lower payment of dividends during the six months ended August 1, 2020 compared to the same prior-year period. This was partially offset by net proceeds from the issuance of convertible senior notes and related warrants during the six months ended August 3, 2019.
Effect of Exchange Rates on Cash, Cash Equivalents and Restricted Cash
During the six months ended August 1, 2020, changes in foreign currency translation rates increased our reported cash, cash equivalents and restricted cash balance by $1.1 million. This compares to a decrease of $4.0 million in cash, cash equivalents and restricted cash driven by changes in foreign currency translation rates during the six months ended August 3, 2019.
Working Capital
As of August 1, 2020, the Company had net working capital (including cash and cash equivalents) of $343.5 million, compared to $425.8 million at February 1, 2020 and $294.2 million at August 3, 2019.
The Company’s primary working capital needs are for the current portion of lease liabilities, accounts receivable and inventory. The accounts receivable balance consists of trade receivables relating primarily to the Company’s wholesale business in Europe and, to a lesser extent, to its wholesale businesses in the Americas and Asia, royalty receivables relating to its licensing operations, credit card and retail concession receivables related to its retail businesses and certain other receivables. Accounts receivable decreased by $46.5 million, or 15.9%, to $246.5 million as of August 1, 2020, from $293.0 million at August 3, 2019. On a constant currency basis, accounts receivable decreased by $54.9 million, or 18.7%, when compared to August 3, 2019, driven primarily by lower wholesale shipments compared to the same prior-year period. As of August 1, 2020, approximately 58% of our total net trade receivables and 68% of our European net trade receivables were subject to credit insurance coverage, certain bank guarantees or letters of credit for collection purposes. Our credit insurance coverage contains certain terms and conditions specifying deductibles and annual claim limits. Inventory decreased by $64.8 million, or 13.4%, to $419.4 million as of August 1, 2020, from $484.2 million at August 3, 2019. On a constant currency basis, inventory decreased by $72.6 million, or 15.0%, when compared to August 3, 2019, driven primarily by improved inventory management compared to the same prior-year period.
Capital Expenditures
Gross capital expenditures totaled $10.1 million, before deducting lease incentives of $0.5 million, for the six months ended August 1, 2020. This compares to gross capital expenditures of $34.6 million, before deducting lease incentives of $4.0 million for the six months ended August 3, 2019.
We will periodically evaluate strategic acquisitions and alliances and pursue those that we believe will support and contribute to our overall growth initiatives.
Dividends
During the first quarter of fiscal 2021, the Company announced that its Board of Directors had deferred the decision with respect to the payment of its quarterly cash dividend. The Board of Directors decided to continue to postpone its decision with respect to the payment of its quarterly cash dividend during the second quarter of fiscal 2021 in order to preserve the Company’s cash position and provide continued financial flexibility in light of the uncertainties related to the COVID-19 pandemic.
On September 2, 2020, the Company announced that it was resuming its quarterly cash dividend program and declared a regular quarterly cash dividend of $0.1125 per share on the Company’s common stock. The Company also decided not to declare any cash dividends for the first or second quarters of fiscal 2021. The cash dividend will be paid on October 2, 2020 to shareholders of record as of the close of business on September 16, 2020.
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
Share Repurchases
On June 26, 2012, the Company’s Board of Directors authorized a program to repurchase, from time-to-time and as market and business conditions warrant, up to $500 million of the Company’s common stock. Repurchases under the program may be made on the open market or in privately negotiated transactions, pursuant to Rule 10b5-1 trading plans or other available means. There is no minimum or maximum number of shares to be repurchased under the program, which may be discontinued at any time, without prior notice. There were 4,000,000 shares repurchased at an aggregate cost of $38.8 million under the program during the three and six months ended August 1, 2020. During the six months ended August 3, 2019, the Company repurchased 11,013,304 shares under the program at an aggregate cost of $212.5 million, which is inclusive of the shares repurchased under the ASR Contract. The Company repurchased 10,264,052 shares at an aggregate cost of $201.5 million during the three months ended May 4, 2019 and an additional 749,252 shares at an aggregate cost of $11.0 million during the three months ended August 3, 2019. As of August 1, 2020, the Company had remaining authority under the program to purchase $47.8 million of its common stock.
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
As a non-qualified pension plan, no dedicated funding of the SERP is required; however, the Company has made periodic payments into insurance policies held in a rabbi trust to fund the expected obligations arising under the non-qualified SERP. The amount of any future payments into the insurance policies, if any, may vary depending on investment performance of the trust. The cash surrender values of the insurance policies were $68.8 million and $67.7 million as of August 1, 2020 and February 1, 2020, respectively, and were included in other assets in the Company’s condensed consolidated balance sheets. As a result of changes in the value of the insurance policy investments, the Company recorded unrealized gains of $5.1 million and $2.0 million in other income and expense during the three and six months ended August 1, 2020, respectively, and unrealized gains (losses) of $(0.2) million and $3.0 million in other income and expense during the three and six months ended August 3, 2019, respectively. The projected benefit obligation was $51.7 million and $51.9 million as of August 1, 2020 and February 1, 2020, respectively, and was included in accrued expenses and other long-term liabilities in the Company’s condensed consolidated balance sheets depending on the expected timing of payments. SERP benefit payments of $0.3 million and $0.8 million were made during the three and six months ended August 1, 2020, respectively. SERP benefit payments of $0.4 million and $0.8 million were made during the three and six months ended August 3, 2019, respectively.
Contractual Obligations and Commitments
During the six months ended August 1, 2020, the Company entered into certain term loans and drew down on certain of its credit facilities to ensure financial flexibility and maintain maximum liquidity in response to uncertainty surrounding the COVID-19 pandemic. See “Part I, Item 1. Financial Statements – Note 9 – Borrowings and Finance Lease Obligations” for further information on these arrangements. As of August 1, 2020, there were no other material changes to our contractual obligations and commitments outside the ordinary course of business compared to the disclosures included in our Form 10-K for the fiscal year ended February 1, 2020.
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
U.S. and Canada Backlog. Our U.S. and Canadian wholesale backlog as of August 31, 2020, consisting primarily of orders for fashion apparel, was $32.3 million in constant currency, compared to $41.7 million at September 3, 2019, a decrease of 22.6%.
Europe Backlog. As of August 30, 2020, the European wholesale backlog was €305.7 million, compared to €281.7 million at September 2, 2019, an increase of 8.5%. The backlog as of August 30, 2020 is comprised primarily of sales orders for the Fall/Winter 2020 and Spring/Summer 2021 seasons.
Application of Critical Accounting Policies and Estimates
Our critical accounting policies reflecting our estimates and judgments are described in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the fiscal year ended February 1, 2020 filed with the SEC on April 1, 2020. There have been no significant changes to our critical accounting policies during the six months ended August 1, 2020.
Recently Issued Accounting Guidance
See “Part I, Item 1. Financial Statements – Note 1 – Basis of Presentation and New Accounting Guidance” for disclosures about recently issued accounting guidance.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk.
Exchange Rate Risk
More than half of product sales and licensing revenue recorded for the six months ended August 1, 2020 were denominated in currencies other than the U.S. dollar. The Company’s primary exchange rate risk relates to operations in Europe, Canada, South Korea, China, Hong Kong and Mexico. Changes in currencies affect our earnings in various ways. For further discussion on currency-related risk, please refer to our risk factors under “Part I, Item 1A. Risk Factors” contained in the Company’s most recent Annual Report on Form 10-K for the fiscal year ended February 1, 2020.

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
During the six months ended August 1, 2020, the total foreign currency translation adjustment increased stockholders’ equity by $14.3 million, driven primarily by the weakening of the U.S. dollar against the euro.
Foreign Currency Transaction Gains and Losses
Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency, including gains and losses on foreign exchange currency contracts (see below), are included in the condensed consolidated statements of income (loss). Net foreign currency transaction losses of $6.7 million and $2.1 million were included in the determination of net earnings (loss) for the six months ended August 1, 2020 and August 3, 2019, respectively.
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
Foreign Exchange Currency Contracts Designated as Cash Flow Hedges
During the six months ended August 1, 2020, the Company purchased U.S. dollar forward contracts in Europe totaling US$81.0 million that were designated as cash flow hedges. As of August 1, 2020, the Company had forward contracts outstanding for its European operations of US$139.5 million to hedge forecasted merchandise purchases, which are expected to mature over the next 17 months. The Company’s foreign exchange currency contracts are recorded in its condensed consolidated balance sheet at fair value based on quoted market rates. Changes in the fair value of the U.S. dollar forward contracts, designated as cash flow hedges for forecasted merchandise purchases, are recorded as a component of accumulated other comprehensive income (loss) within stockholders’ equity and are recognized in cost of product sales in the period that approximates the time the hedged merchandise inventory is sold. Changes in the fair value of the U.S. dollar forward contracts, designated as cash flow hedges for forecasted intercompany royalties, are recorded as a component of accumulated other comprehensive income (loss) within stockholders’ equity and are recognized in other income (expense) in the period in which the royalty expense is incurred.
As of August 1, 2020, accumulated other comprehensive income (loss) related to foreign exchange currency contracts included a net unrealized loss of approximately $0.4 million net of tax, of which a net gain of $0.8 million will be recognized in cost of product sales over the following 12 months, at the then current values on a pre-tax basis, which can be different than the current quarter-end values.
As of August 1, 2020, the net unrealized loss of the remaining open forward contracts recorded in the Company’s condensed consolidated balance sheet was approximately $4.1 million.
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
Foreign Exchange Currency Contracts Not Designated as Hedging Instruments
The Company has also foreign exchange currency contracts that are not designated as hedging instruments for accounting purposes. Changes in fair value of foreign exchange currency contracts not designated as hedging instruments are reported in net earnings (loss) as part of other income (expense). For the six months ended August 1, 2020, the Company recorded a net loss of $3.6 million for its euro dollar foreign exchange currency contracts not designated as hedges, which has been included in other income (expense). As of August 1, 2020, the Company had euro foreign exchange currency contracts to purchase US$62.5 million expected to mature over the next ten months. As of August 1, 2020, the net unrealized loss of these open forward contracts recorded in the Company’s condensed consolidated balance sheet was approximately $1.8 million.
At February 1, 2020, the Company had euro foreign exchange currency contracts to purchase US$46.1 million. At February 1, 2020, the net unrealized gain of these open forward contracts recorded in the Company’s condensed consolidated balance sheet was approximately $0.9 million.
Sensitivity Analysis
As of August 1, 2020, a sensitivity analysis of changes in foreign currencies when measured against the U.S. dollar indicates that, if the U.S. dollar had uniformly weakened by 10% against all of the U.S. dollar denominated foreign exchange derivatives totaling US$202.0 million, the fair value of the instruments would have decreased by $22.4 million. Conversely, if the U.S. dollar uniformly strengthened by 10% against all of the U.S. dollar denominated foreign exchange derivatives, the fair value of these instruments would have increased by $18.4 million. Any resulting changes in the fair value of the hedged instruments may be partially offset by changes in the fair value of certain balance sheet positions (primarily U.S. dollar denominated liabilities in our foreign operations) impacted by the change in the foreign currency rate. The ability to reduce the exposure of currencies on earnings depends on the magnitude of the derivatives compared to the balance sheet positions during each reporting cycle.
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
In April 2019, the Company issued $300 million principal amount of convertible senior notes in a private offering. The fair value of the convertible senior notes is subject to interest rate risk, market risk and other factors due to its conversion feature. The fair value of the convertible senior notes will generally increase as our common stock price increases and will generally decrease as our common stock price declines. The interest and market value changes affect the fair value of the convertible senior notes but do not impact our financial position, cash flows or results of operations due to the fixed nature of the debt obligation. Additionally, we carry the convertible senior notes at face value, less any unamortized discount on our balance sheet and we present the fair value for disclosure purposes only.
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
As of August 1, 2020, accumulated other comprehensive income (loss) related to the interest rate swap agreement included a net unrealized loss of $1.0 million net of tax, which will be recognized in interest expense after the following 12 months, at the then current values on a pre-tax basis, which can be different than the current quarter-end values. As of August 1, 2020, the net unrealized loss of the interest rate swap recorded in the Company’s condensed consolidated balance sheet was approximately $1.3 million. As of February 1, 2020, the net unrealized loss of the interest rate swap recorded in the Company’s condensed consolidated balance sheet was approximately $0.3 million.
Sensitivity Analysis
As of August 1, 2020, the Company had borrowings under its credit facility arrangements of $19.2 million which are based on variable rates of interest. Accordingly, changes in interest rates would impact the Company’s results of operations in future periods. A 100 basis point increase in interest rates would not have a significant effect on interest expense for the six months ended August 1, 2020.
As of August 1, 2020, the Company also had indebtedness related to term loans of $51.8 million, its Mortgage Debt of $18.8 million and finance lease obligations of $16.3 million. The term loans provide for annual interest rates ranging between 0.5% to 1.5%. The Mortgage Debt is covered by a separate interest rate swap agreement with a swap fixed interest rate of approximately 3.06% that matures in January 2026. The interest rate swap agreement is designated as a cash flow hedge and converts the nature of the Company’s Mortgage Debt from LIBOR floating-rate debt to fixed-rate debt. The finance lease obligations are based on fixed interest rates derived from the respective agreements.
The fair values of the Company’s debt instruments are based on the amount of future cash flows associated with each instrument discounted using the Company’s incremental borrowing rate. As of August 1, 2020 and February 1, 2020, the carrying value was not materially different from fair value, as the interest rates on the Company’s debt approximated rates currently available to the Company. The fair value of the Company’s convertible senior notes is determined based on inputs that are observable in the market and have been classified as Level 2 in the fair value hierarchy.

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
There was no change in our internal control over financial reporting during the second quarter of fiscal 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Our inability to successfully negotiate rent deferrals or other rent concessions with respect to retail stores that were closed or significantly impacted by the COVID-19 pandemic could result in financial damages, unwanted store closures or other consequences that could negatively impact our financial position, results of operations and cash flows.
Since April 2020, we have suspended rental payments and/or paid reduced rental amounts with respect to our retail stores that were closed or were experiencing drastically reduced customer traffic as a result of the COVID-19 pandemic. We are engaging in discussions with the affected landlords in an effort to achieve appropriate rent relief and other lease concessions and, in some cases, to terminate existing leases. However, there can be no assurances that those discussions will result in satisfactory agreements between the parties. Some landlords of these existing leases have alleged, and others in the future may allege (through notices, lawsuits or other legal actions), that the Company is in default, seeking financial damages, eviction, termination, acceleration of future rent payments or other remedies. While we believe that we have strong legal grounds to support our position for non-payment or partial payment of rent associated with the COVID-19 pandemic, there can be no assurances that such arguments will prevail or that we will be able to reach mutually agreeable terms with our landlords.  In addition, any disputes that arise could be costly to litigate and may jeopardize our ability to continue operations at the impacted locations. If any of these scenarios occur and are significant they could negatively impact our future consolidated financial position, results of operations and cash flows.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
Items (a) and (b) are not applicable.
Item (c).  Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
May 3, 2020 to May 30, 2020
Repurchase program[1]	—	—	—	$86,650,889
Employee transactions[2]	—	—	—
May 31, 2020 to July 4, 2020
Repurchase program[1]	3,000,000	$9.83	3,000,000	$57,166,265
Employee transactions[2]	1,529	$12.06	—
July 5, 2020 to August 1, 2020
Repurchase program[1]	1,000,000	$9.33	1,000,000	$47,834,956
Employee transactions[2]	—	—	—
Total
Repurchase program[1]	4,000,000	$9.70	4,000,000
Employee transactions[2]	1,529	$12.06	—
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

*†10.1.	Non-Qualified Stock Option Agreement dated as of June 11, 2020 between the Registrant and Carlos Alberini.
*†10.2.	Non-Qualified Stock Option Agreement dated as of June 11, 2020 between the Registrant and Paul Marciano.
*†10.3.	Non-Qualified Stock Option Agreement dated as of June 11, 2020 between the Registrant and Kathryn Anderson.
*†10.4.	Performance Share Award Agreement (licensing and company earnings from operations) dated as of June 29, 2020 between the Registrant and Paul Marciano.
*†10.5.	Performance Share Award Agreement (total shareholder return) dated as of June 29, 2020 for Carlos Alberini and Kathryn Anderson.
*†10.6.	Letter Agreement dated July 9, 2020 regarding amendment to Employment Agreement between the Registrant and Carlos Alberini.
*†10.7.	Letter Agreement dated July 9, 2020 regarding amendment to Offer Letter between the Registrant and Kathryn Anderson.
†31.1.	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
†31.2.	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
††32.1.	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
††32.2.	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
†101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
†101.SCH	XBRL Taxonomy Extension Schema Document
†101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
†101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
†101.LAB	XBRL Taxonomy Extension Label Linkbase Document
†101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
†104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
_______________________________________________________________________________

*	Management Contract or Compensatory Plan
†	Filed herewith
††	Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Guess?, Inc.

Date:	September 4, 2020	By:	/s/ CARLOS ALBERINI
Carlos Alberini
Chief Executive Officer

Date:	September 4, 2020	By:	/s/ KATHRYN ANDERSON
Kathryn Anderson
Chief Financial Officer
(Principal Financial Officer)