Form 10-Q
period 2020-10-31
GUESS INC
filed 2020-12-04
CIK 912463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended October 31, 2020
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
As of November 30, 2020, the registrant had 63,624,879 shares of Common Stock, $.01 par value per share, outstanding.

GUESS?, INC.
FORM 10-Q
i

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements.

GUESS?, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	Oct 31, 2020	Feb 1, 2020
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$365,259	$284,613
Accounts receivable, net	300,432	327,281
Inventories	393,162	393,129
Other current assets	74,063	59,212
Total current assets	1,132,916	1,064,235
Property and equipment, net	220,996	288,112
Goodwill	35,957	34,777
Deferred tax assets	64,214	63,555
Restricted cash	226	215
Operating lease right-of-use assets	789,742	851,990
Other assets	135,955	126,078
	$2,380,006	$2,428,962
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of borrowings and finance lease obligations	$34,079	$9,490
Accounts payable	293,109	232,761
Accrued expenses and other current liabilities	180,976	204,096
Current portion of operating lease liabilities	227,209	192,066
Total current liabilities	735,373	638,413
Convertible senior notes, net	255,801	247,363
Long-term debt and finance lease obligations	70,069	32,770
Long-term operating lease liabilities	689,251	714,079
Other long-term liabilities	147,065	130,259
	1,897,559	1,762,884
Redeemable noncontrolling interests	3,740	4,731

Commitments and contingencies (Note 13)

Stockholders’ equity:
Preferred stock, $.01 par value. Authorized 10,000,000 shares; no shares issued and outstanding	—	—
Common stock, $.01 par value. Authorized 150,000,000 shares; issued 142,842,793 and 142,867,947 shares, outstanding 63,626,809 and 65,848,510 shares, as of October 31, 2020 and February 1, 2020, respectively	636	658
Paid-in capital	553,369	563,004
Retained earnings	971,724	1,130,409
Accumulated other comprehensive loss	(134,013)	(139,910)
Treasury stock, 79,215,984 and 77,019,437 shares as of October 31, 2020 and February 1, 2020, respectively	(931,913)	(914,447)
Guess?, Inc. stockholders’ equity	459,803	639,714
Nonredeemable noncontrolling interests	18,904	21,633
Total stockholders’ equity	478,707	661,347
	$2,380,006	$2,428,962

See accompanying notes to condensed consolidated financial statements.

GUESS?, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	Oct 31, 2020	Nov 2, 2019	Oct 31, 2020	Nov 2, 2019
Product sales	$549,851	$593,736	$1,183,560	$1,776,287
Net royalties	19,433	22,208	44,514	59,568
Net revenue	569,284	615,944	1,228,074	1,835,855
Cost of product sales	329,764	386,445	807,297	1,158,741
Gross profit	239,520	229,499	420,777	677,114
Selling, general and administrative expenses	184,739	205,003	478,320	627,823
Asset impairment charges	10,335	1,847	75,276	5,126
Net gains on lease modifications	(21)	—	(450)	—
Earnings (loss) from operations	44,467	22,649	(132,369)	44,165
Other income (expense):
Interest expense	(5,809)	(4,946)	(17,212)	(11,156)
Interest income	562	492	1,608	1,166
Other expense, net	(6,521)	(62)	(20,553)	(4,346)
	(11,768)	(4,516)	(36,157)	(14,336)

Earnings (loss) before income tax expense (benefit)	32,699	18,133	(168,526)	29,829
Income tax expense (benefit)	5,145	4,548	(14,850)	10,649
Net earnings (loss)	27,554	13,585	(153,676)	19,180
Net earnings (loss) attributable to noncontrolling interests	1,178	1,162	(2,028)	2,809
Net earnings (loss) attributable to Guess?, Inc.	$26,376	$12,423	$(151,648)	$16,371

Net earnings (loss) per common share attributable to common stockholders (Note 3):
Basic	$0.41	$0.19	$(2.35)	$0.22
Diluted	$0.41	$0.18	$(2.35)	$0.22

Weighted average common shares outstanding attributable to common stockholders (Note 3):
Basic	62,789	66,393	64,561	72,275
Diluted	63,579	67,314	64,561	73,211

See accompanying notes to condensed consolidated financial statements.

GUESS?, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)

	Three Months Ended		Nine Months Ended
	Oct 31, 2020	Nov 2, 2019	Oct 31, 2020	Nov 2, 2019
Net earnings (loss)	$27,554	$13,585	$(153,676)	$19,180
Other comprehensive income (loss) (“OCI”):
Foreign currency translation adjustment
Gains (losses) arising during the period	(1,043)	3,224	13,260	(14,136)
Derivative financial instruments designated as cash flow hedges
Gains (losses) arising during the period	1,465	859	(2,896)	7,581
Less income tax effect	(179)	(83)	350	(963)
Reclassification to net earnings (loss) for gains realized	(1,737)	(2,854)	(6,187)	(4,931)
Less income tax effect	184	327	667	651
Defined benefit plans
Foreign currency and other adjustments	(5)	14	(241)	(46)
Less income tax effect	3	(1)	27	4
Net actuarial loss amortization	101	112	294	334
Prior service credit amortization	(17)	(10)	(49)	(29)
Less income tax effect	(10)	(12)	(29)	(35)
Total comprehensive income (loss)	26,316	15,161	(148,480)	7,610
Less comprehensive income (loss) attributable to noncontrolling interests:
Net earnings (loss)	1,178	1,162	(2,028)	2,809
Foreign currency translation adjustment	1,166	283	(701)	141
Amounts attributable to noncontrolling interests	2,344	1,445	(2,729)	2,950
Comprehensive income (loss) attributable to Guess?, Inc.	$23,972	$13,716	$(145,751)	$4,660

See accompanying notes to condensed consolidated financial statements.

GUESS?, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended
	Oct 31, 2020	Nov 2, 2019
Cash flows from operating activities:
Net earnings (loss)	$(153,676)	$19,180
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	48,009	53,989
Amortization of debt discount	7,796	5,109
Amortization of debt issuance costs	1,017	663
Share-based compensation expense	14,529	14,639
Forward contract (gains) losses	2,926	(60)
Net loss from impairment and disposition of long-term assets	76,046	6,558
Other items, net	12,784	6,368
Changes in operating assets and liabilities:
Accounts receivable	41,188	17,190
Inventories	3,591	(56,467)
Prepaid expenses and other assets	(10,174)	6,162
Operating lease assets and liabilities, net	34,323	3,350
Accounts payable and accrued expenses	21,157	(97,776)
Other long-term liabilities	(1,165)	(6,910)
Net cash provided by (used in) operating activities	98,351	(28,005)
Cash flows from investing activities:
Purchases of property and equipment	(12,364)	(49,020)
Proceeds from sale of long-term assets	1,596	319
Net cash settlement of forward contracts	(743)	162
Purchases of investments	(2,344)	—
Other investing activities	(723)	589
Net cash used in investing activities	(14,578)	(47,950)
Cash flows from financing activities:
Proceeds from borrowings	294,893	120,794
Repayments on borrowings and finance lease obligations	(249,727)	(89,802)
Proceeds from issuance of convertible senior notes	—	300,000
Proceeds from issuance of warrants	—	28,080
Purchase of convertible note hedges	—	(60,990)
Convertible debt issuance costs	—	(5,101)
Dividends paid	(8,114)	(34,286)
Noncontrolling interest capital distribution	—	(668)
Issuance of common stock, net of tax withholdings on vesting of stock awards	(2,724)	846
Purchase of treasury stock	(38,876)	(280,564)
Net cash used in financing activities	(4,548)	(21,691)
Effect of exchange rates on cash, cash equivalents and restricted cash	1,432	(2,732)
Net change in cash, cash equivalents and restricted cash	80,657	(100,378)
Cash, cash equivalents and restricted cash at the beginning of the year	284,828	210,995
Cash, cash equivalents and restricted cash at the end of the period	$365,485	$110,617

Supplemental cash flow data:
Interest paid	$9,265	$4,865
Income taxes paid, net of refunds	$6,326	$11,668

Non-cash investing and financing activity:
Assets acquired under finance lease obligations	$6,803	$3,070
Receivable and related adjustments from sale of retail locations	$574	$5,102

See accompanying notes to condensed consolidated financial statements.

GUESS?, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)

	For the three and nine months ended October 31, 2020
	Guess?, Inc. Stockholders’ Equity
	Common Stock					Treasury Stock
	Shares	Amount	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Shares	Amount	Nonredeemable Noncontrolling Interests	Total
Balance at February 1, 2020	65,848,510	$658	$563,004	$1,130,409	$(139,910)	77,019,437	$(914,447)	$21,633	$661,347
Net loss	—	—	—	(157,666)	—	—	—	(2,872)	(160,538)
Other comprehensive loss, net of income tax of ($147)	—	—	—	—	(13,392)	—	—	(3,626)	(17,018)
Issuance of common stock under stock compensation plans	1,763,311	18	(24,264)	—	—	(1,770,223)	21,017	—	(3,229)
Issuance of stock under Employee Stock Purchase Plan	32,427	—	(192)	—	—	(32,427)	385	—	193
Share-based compensation	—	—	5,771	15	—	—	—	—	5,786
Dividends, net of forfeitures on non-participating securities	—	—	—	248	—	—	—	—	248
Balance at May 2, 2020	67,644,248	$676	$544,319	$973,006	$(153,302)	75,216,787	$(893,045)	$15,135	$486,789
Net loss	—	—	—	(20,358)	—	—	—	(334)	(20,692)
Other comprehensive income, net of income tax of $1,164	—	—	—	—	21,693	—	—	1,759	23,452
Issuance of common stock under stock compensation plans	(54,926)	—	429	—	—	37,730	(448)	—	(19)
Issuance of stock under Employee Stock Purchase Plan	25,427	—	(154)	—	—	(25,427)	301	—	147
Share-based compensation	—	—	3,968	35	—	—	—	—	4,003
Dividends, net of forfeitures on non-participating securities	—	—	—	24	—	—	—	—	24
Share repurchases	(4,000,000)	(40)	40	—	—	4,000,000	(38,876)	—	(38,876)
Balance at August 1, 2020	63,614,749	$636	$548,602	$952,707	$(131,609)	79,229,090	$(932,068)	$16,560	$454,828
Net earnings	—	—	—	26,376	—	—	—	1,178	27,554
Other comprehensive income (loss), net of income tax of ($2)	—	—	—	—	(2,404)	—	—	1,166	(1,238)
Issuance of common stock under stock compensation plans	(5,229)	—	92	—	—	4,183	(49)	—	43
Issuance of stock under Employee Stock Purchase Plan	17,289	—	(63)	—	—	(17,289)	204	—	141
Share-based compensation	—	—	4,738	2	—	—	—	—	4,740
Dividends, net of forfeitures on non-participating securities	—	—	—	(7,361)	—	—	—	—	(7,361)
Balance at October 31, 2020	63,626,809	$636	$553,369	$971,724	$(134,013)	79,215,984	$(931,913)	$18,904	$478,707

GUESS?, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)

	For the three and nine months ended November 2, 2019
	Guess?, Inc. Stockholders’ Equity
	Common Stock					Treasury Stock
	Shares	Amount	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Shares	Amount	Nonredeemable Noncontrolling Interests	Total
Balance at February 2, 2019	81,379,660	$814	$523,331	$1,077,747	$(126,179)	61,327,640	$(638,486)	$16,418	$853,645
Cumulative adjustment from adoption of new accounting guidance	—	—	—	(1,684)	1,981	—	—	—	297
Net earnings (loss)	—	—	—	(21,374)	—	—	—	793	(20,581)
Other comprehensive income (loss), net of income tax of ($499)	—	—	—	—	(8,508)	—	—	310	(8,198)
Issuance of common stock under stock compensation plans	545,881	5	(3,042)	—	—	(211,221)	2,225	—	(812)
Issuance of stock under Employee Stock Purchase Plan	11,377	1	69	—	—	(11,377)	120	—	190
Share-based compensation	—	—	4,440	28	—	—	—	—	4,468
Dividends, net of forfeitures on non-participating securities	—	—	—	(18,331)	—	—	—	—	(18,331)
Share repurchases	(10,264,052)	(103)	103	—	—	10,264,052	(201,564)	—	(201,564)
Equity component value of convertible note issuance, net	—	—	42,324	—	—	—	—	—	42,324
Sale of common stock warrant	—	—	28,080	—	—	—	—	—	28,080
Purchase of convertible note hedge	—	—	(46,440)	—	—	—	—	—	(46,440)
Equity forward contract issuance	—	—	(68,000)	—	—	—	—	—	(68,000)
Balance at May 4, 2019	71,672,866	$717	$480,865	$1,036,386	$(132,706)	71,369,094	$(837,705)	$17,521	$565,078
Net earnings	—	—	—	25,322	—	—	—	854	26,176
Other comprehensive loss, net of income tax of ($75)	—	—	—	—	(4,496)	—	—	(452)	(4,948)
Issuance of common stock under stock compensation plans	64,080	—	(852)	—	—	(106,039)	1,249	—	397
Issuance of stock under Employee Stock Purchase Plan	19,538	—	38	—	—	(19,538)	230	—	268
Share-based compensation	—	—	4,928	58	—	—	—	—	4,986
Dividends, net of forfeitures on non-participating securities	—	—	—	(8,162)	—	—	—	—	(8,162)
Share repurchases	(749,252)	(7)	7	—	—	749,252	(11,000)	—	(11,000)
Balance at August 3, 2019	71,007,232	$710	$484,986	$1,053,604	$(137,202)	71,992,769	$(847,226)	$17,923	$572,795
Net earnings	—	—	—	12,423	—	—	—	1,162	13,585
Other comprehensive income, net of income tax of $231	—	—	—	—	1,293	—	—	283	1,576
Issuance of common stock under stock compensation plans	24,491	—	(36)	—	—	(54,500)	644	—	608
Issuance of stock under Employee Stock Purchase Plan	14,284	—	26	—	—	(14,284)	169	—	195
Share-based compensation	—	—	5,128	57	—	—	—	—	5,185
Dividends, net of forfeitures on non-participating securities	—	—	—	(7,516)	—	—	—	—	(7,516)
Share repurchases	(5,399,305)	(54)	54	—	—	5,399,305	(68,000)	—	(68,000)
Noncontrolling interest capital distribution	—	—	—	—	—	—	—	(668)	(668)
Equity forward contract settlement	—	—	68,000	—	—	—	—	—	68,000
Balance at November 2, 2019	65,646,702	$656	$558,158	$1,058,568	$(135,909)	77,323,290	$(914,413)	$18,700	$585,760

See accompanying notes to condensed consolidated financial statements.

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2020
(unaudited)
(1)Basis of Presentation and New Accounting Guidance
Description of the Business
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
Basis of Presentation
In the opinion of management, the accompanying unaudited condensed consolidated financial statements of the Company contain all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the condensed consolidated balance sheets as of October 31, 2020 and February 1, 2020, the condensed consolidated statements of income (loss), comprehensive income (loss) and stockholders’ equity for the three and nine months ended October 31, 2020 and November 2, 2019 and the condensed consolidated statements of cash flows for the nine months ended October 31, 2020 and November 2, 2019. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) for interim financial information and the instructions to Rule 10-01 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). Accordingly, they have been condensed and do not include all of the information and footnotes required by GAAP for complete financial statements. The results of operations for the three and nine months ended October 31, 2020 are not necessarily indicative of the results of operations to be expected for the full fiscal year. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended February 1, 2020.
The three and nine months ended October 31, 2020 had the same number of days as the three and nine months ended November 2, 2019. All references herein to “fiscal 2021,” “fiscal 2020” and “fiscal 2019” represent the results of the 52-week fiscal year ending January 30, 2021 and the 52-week fiscal years ended February 1, 2020 and February 2, 2019, respectively.
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

As discussed further below, the coronavirus (or “COVID-19”) pandemic has materially impacted the Company’s results during the three and nine months ended October 31, 2020. The Company’s operations could continue to be impacted in ways the Company is not able to predict today due to the evolving situation. While the Company believes it has made reasonable accounting estimates based on the facts and circumstances that were available as of the reporting date, to the extent there are differences between these estimates and actual results, the Company’s results of operations and financial position could be materially impacted.
COVID-19 Business Update
The COVID-19 pandemic, which is ongoing and dynamic in nature, has had and is continuing to have a material impact on the Company’s financial performance. Since the start of the pandemic, the Company has experienced various temporary retail store closures in key regions globally, including the closure of a significant majority of its stores during the first quarter of fiscal 2021. During the second quarter of fiscal 2021, the Company gradually reopened most of its global fleet of stores. Toward the end of the third quarter of fiscal 2021, the Company started to incur a new round of government-mandated temporary store closures, resulting in the closure of just over 5% of our directly operated stores as of October 31, 2020, mostly in Europe. That percentage increased to slightly under 20% during the fiscal month of November, but recent store re-openings have helped decrease the store closure percentage to just under 10% as of November 29, 2020. The overall impact of these closures resulted in stores being closed for over 25% of the total days during the nine months ended October 31, 2020. The store closure impact was minimal during the third quarter of fiscal 2021. The Company will continue to reopen stores (and/or close again, if appropriate) as governmental guidelines and local conditions permit or require, taking an informed, measured approach based on numerous factors. The Company’s e-commerce sites have remained open in all regions throughout the pandemic. In addition to the impact of store closures, retail stores that are open have and continue to experience significant reductions in traffic and revenue. Many of the Company’s wholesale and licensing partners have also substantially reduced their operations. The Company has brought back furloughed store associates and support staff as stores reopen. The extent and duration of the global pandemic remains uncertain and may continue to impact consumer purchasing activity in the foreseeable future.
During the first nine months of fiscal 2021, in addition to the negative impact from lower net revenue, the Company’s operating results reflected asset impairment charges as well as additional inventory valuation reserves and higher allowances for markdowns and doubtful accounts due to the ongoing effects of the COVID-19 pandemic. These charges were partially offset by lower selling, general and administrative (“SG&A”) expenses driven primarily by expense savings, both one-time, such as furloughs and temporary salary reductions, and permanent, such as headcount reductions and lower discretionary spending. In addition, the Company benefited from various government assistance programs related primarily to the recovery of employee payroll costs as well as certain favorable tax treatments.
During the first nine months of fiscal 2021, the Company implemented a number of measures to help mitigate the operating and financial impact of the pandemic, including: (i) furloughing its U.S. and Canada store associates and significant portions of its U.S. and Canada corporate and distribution center associates and permanently reducing U.S. corporate headcount; (ii) implementing temporary tiered salary reductions for management level corporate employees, including its executive officers; (iii) deferring annual merit increases; (iv) executing substantial reductions in expenses, store occupancy costs, capital expenditures and overall costs, including through reduced inventory purchases; (v) working globally with country management teams to maximize the Company’s participation in all eligible government or other initiatives available to businesses or employees impacted by the COVID-19 pandemic; (vi) drawing down on certain credit facilities and entering into certain term loans to ensure financial flexibility and maintain maximum liquidity; (vii) engaging with landlords to negotiate rent deferrals or other rent concessions; (viii) working with vendors to extend payment terms; and (ix) postponing its decision related to the payment of its quarterly cash dividend.
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
In light of store closures and reduced traffic in stores, the Company has taken certain actions with respect to certain of its existing leases, including engaging with landlords to discuss rent deferrals as well as other rent concessions. Since April 2020, the Company has suspended rental payments and/or paid reduced rental amounts with respect to its retail stores that were closed or were experiencing drastically reduced customer traffic as a result of the COVID-19 pandemic. The Company is engaging in discussions with the affected landlords in an effort to achieve appropriate rent relief and other lease concessions and, in some cases, to terminate existing leases. Consistent with updated guidance from the Financial Accounting Standards Board (“FASB”) in April 2020, the Company has elected to treat any such agreed-upon payment deferrals related to the COVID-19 pandemic as if there were no modifications to the lease contract and has accrued such amounts within the current portion of operating lease liabilities in the Company’s condensed consolidated balance sheet. The Company has elected to treat other rent concessions which result in reduced lease payments as variable lease payments if the concessions that are provided are for a period of generally less than 12 months. For any rent concessions which reduce the lease payments for a period of generally more than 12 months or change the payment terms from minimum rental amounts to amounts based on a percentage of sales volume for the remainder of the lease term, the Company has elected to treat such changes as lease modifications under the current lease guidance.
Revenue Recognition
The Company recognizes the majority of its revenue from its direct-to-consumer (brick-and-mortar retail stores and concessions as well as e-commerce) and wholesale distribution channels at a point in time when it satisfies a performance obligation and transfers control of the product to the respective customer.
The Company also recognizes royalty revenue from its trademark license agreements. The Company’s trademark license agreements represent symbolic licenses that are dependent on the Company’s continued support over the term of the license agreement. The amount of revenue that is recognized from the licensing arrangements is based on sales-based royalty and advertising fund contributions as well as specific fixed payments, where applicable. The Company’s trademark license agreements customarily provide for a multi-year initial term ranging from three to ten years, and may contain options to renew prior to expiration for an additional multi-year period. The unrecognized portion of upfront payments is included in deferred royalties in accrued expenses and other long-term liabilities depending on the short or long-term nature of the payments to be recognized. As of October 31, 2020, the Company had $6.2 million and $14.3 million of deferred royalties related to these upfront payments included in accrued expenses and other long-term liabilities, respectively. This compares to $6.7 million and $18.7 million of deferred royalties related to these upfront payments included in accrued expenses and other long-term liabilities, respectively, at February 1, 2020. During the three and nine months ended October 31, 2020, the Company recognized $3.1 million and $9.8 million in net royalties related to the amortization of the deferred royalties, respectively. During the three and nine months ended November 2, 2019, the Company recognized $3.1 million and $9.2 million in net royalties related to the amortization of the deferred royalties, respectively.
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
In the normal course of business, the Company grants credit directly to certain wholesale customers after a credit analysis is performed based on financial and other criteria. Accounts receivable are recorded net of an allowance for doubtful accounts. The Company maintains allowances for doubtful accounts for estimated losses that may result from the inability of its wholesale customers and licensing partners to make their required payments. The Company bases its allowances on analysis of the aging of accounts receivable at the date of the financial statements, assessments of historical and current collection trends, evaluation of the impact of current and future forecasted economic conditions and whether the Company has obtained credit insurance or other guarantees. Management performs regular evaluations concerning the ability of its customers and records a provision for doubtful accounts based on these evaluations.
As of October 31, 2020, approximately 48% of the Company’s total net trade accounts receivable and 61% of its European net trade receivables were subject to credit insurance coverage, certain bank guarantees or letters of credit for collection purposes. The Company’s credit insurance coverage contains certain terms and conditions specifying deductibles and annual claim limits. Management evaluates the creditworthiness of the counterparties to the credit insurance, bank guarantees, and letters of credit and records a provision for the risk of loss on these instruments based on these evaluations as considered necessary.
The Company’s credit losses for the periods presented were not significant compared to sales and did not significantly exceed management’s estimates. Refer to Note 5 for further information on the Company’s allowance for doubtful accounts.
Net Gains on Lease Modifications
During the nine months ended October 31, 2020, the Company recorded net gains on lease modifications of $0.5 million related primarily to the early termination of lease agreements for certain of the Company’s retail locations. There were minimal net gains on lease modifications during the three months ended October 31, 2020.
Other Assets
During fiscal 2019, the Company invested $8.3 million in a privately-held apparel company in exchange for a 30% minority interest. During the nine months ended October 31, 2020, the Company invested a net additional $2.3 million and increased its minority interest from 30% to 30.5%. The Company’s ownership in this company is accounted for under the equity method of accounting. The Company recognized its proportionate share of net losses of this company of $0.5 million and $4.6 million in other income (expense) in its condensed consolidated statements of income (loss) during the three and nine months ended October 31, 2020, respectively. During the three and nine months ended November 2, 2019, the Company recognized its proportionate share of net losses of this company of $3.9 million and $6.8 million in other income (expense) in its condensed consolidated statements of income (loss), respectively.
Sale of Australian Stores
During fiscal 2020, the Company entered into a definitive agreement to sell its Australian retail locations to the Company’s wholesale distributor in the region for approximately AUD$7.1 million (US$4.9 million), subject to certain adjustments, and recognized a loss on the sale of approximately AUD$1.2 million (US$0.8 million). During the second quarter of fiscal 2021, the Company recorded an adjustment of AUD$0.5 million (US$0.4 million) to reduce the purchase price. As per the terms of the agreement, the wholesale distributor entered into a promissory note with the Company to make periodic payments on the sale through August 2021. The Company included AUD$4.6 million (US$3.3 million) and AUD$5.1 million (US$3.4 million) in accounts receivable, net and other assets in its condensed consolidated balance sheets based on the timing of the payments as of October 31, 2020 and February 1, 2020, respectively.
New Accounting Guidance
Recently Adopted Accounting Guidance
In June 2016, the FASB issued authoritative guidance related to the measurement of credit losses on financial instruments. This guidance replaces the “as incurred” loss model with an “expected loss” model which requires the recognition of an allowance for credit losses expected to be incurred over an asset’s lifetime. The measurement of expected credit losses is based on relevant information about past events, current conditions and reasonable and supportable forecasts impacting the collectability of the reported amounts. This guidance was adopted as of February 2, 2020 on a modified retrospective basis and did not have a material impact on the Company’s consolidated financial statements or related disclosures.
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
In August 2018, the FASB issued authoritative guidance to modify the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans. This guidance was adopted in fiscal 2021 and did not have a material impact on the Company’s financial statement disclosures.

Recently Issued Accounting Guidance
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
The Company’s lease agreements primarily provide for lease payments based on a minimum annual rental amount, a percentage of annual sales volume, periodic adjustments related to inflation or a combination of such lease payments. Certain retail store leases provide for lease payments based upon the minimum annual rental amount and a percentage of annual sales volume, generally ranging from 1% to 25%, when specific sales volumes are exceeded. The Company’s retail concession leases also provide for lease payments primarily based upon a percentage of annual sales volume, which averages approximately 33%.
In addition to the amounts as disclosed below, the Company has estimated additional operating lease commitments of approximately $3.7 million for leases where the Company has not yet taken possession of the underlying asset as of October 31, 2020. As such, the related operating lease ROU assets and operating lease liabilities have not been recognized in the Company’s condensed consolidated balance sheet as of October 31, 2020.

As of October 31, 2020 and February 1, 2020, the components of leases are as follows (in thousands):

		Oct 31, 2020	Feb 1, 2020
Assets	Balance Sheet Location
Operating	Operating lease right-of-use assets	$789,742	$851,990
Finance	Property and equipment, net	20,933	15,972
Total lease assets		$810,675	$867,962

Liabilities	Balance Sheet Location
Current:
Operating	Current portion of operating lease liabilities	$227,209	$192,066
Finance	Current portion of borrowings and finance lease obligations	4,414	2,273
Noncurrent:
Operating	Long-term operating lease liabilities	689,251	714,079
Finance	Long-term debt and finance lease obligations	17,748	14,262
Total lease liabilities		$938,622	$922,680

As of October 31, 2020 and November 2, 2019, the components of lease costs are as follows (in thousands):

		Three Months Ended		Nine Months Ended
	Income Statement Location	Oct 31, 2020	Nov 2, 2019	Oct 31, 2020	Nov 2, 2019
Operating lease costs	Cost of product sales	$50,684	$56,370	$156,058	$173,935
Operating lease costs	Selling, general and administrative expenses	5,191	6,746	15,722	17,730
Operating lease costs[1,2]	Net gains on lease modifications	(21)	—	(450)	—
Finance lease costs
Amortization of leased assets[1,3]	Cost of product sales	5	132	37	219
Amortization of leased assets[1,3]	Selling, general and administrative expenses	1,185	561	2,523	1,741
Interest on lease liabilities	Interest expense	353	165	843	738
Variable lease costs[4]	Cost of product sales	14,755	24,592	42,312	74,500
Variable lease costs[4]	Selling, general and administrative expenses	33	677	1,250	2,132
Short-term lease costs	Cost of product sales	142	—	562	—
Short-term lease costs	Selling, general and administrative expenses	2,407	208	4,366	603
Total lease costs[1]		$74,734	$89,451	$223,223	$271,598
____________________________________________________________________
Notes:
1 The Company has made certain reclassifications to prior period amounts to conform to the current period presentation.
2During the three and nine months ended October 31, 2020, net gains on lease modifications related primarily to the early termination of lease agreements for certain of the Company’s retail locations. Operating lease costs for these retail locations prior to the early termination were included in cost of product sales.
3Amortization of leased assets related to finance leases are included in depreciation expense within cost of product sales or selling, general and administrative expenses depending on the nature of the asset in the Company’s condensed consolidated statements of income (loss).
4During the three and nine months ended October 31, 2020, variable lease costs included certain rent concessions received by the Company, primarily in Europe, related to the COVID-19 pandemic of approximately $8.0 million and $18.4 million, respectively. Refer to Note 1 for further information.

Maturities of the Company’s operating and finance lease liabilities as of October 31, 2020 are as follows (in thousands):

Maturity of Lease Liabilities	Operating Leases	Finance Leases	Total
2021[1]	$91,693	$1,452	$93,145
2022	215,039	5,809	220,848
2023	180,630	5,327	185,957
2024	154,320	5,148	159,468
2025	110,724	3,285	114,009
After 2025	258,149	5,414	263,563
Total lease payments	1,010,555	26,435	1,036,990
Less: Interest	94,095	4,273	98,368
Present value of lease liabilities	$916,460	$22,162	$938,622
______________________________________________________________________
Notes:
1Represents the maturity of lease liabilities for the remainder of fiscal 2021 and also includes rent payments that have been deferred due to the COVID-19 pandemic. This amount does not include payments made during the nine months ended October 31, 2020.

Other supplemental information is as follows (dollars in thousands):

Lease Term and Discount Rate	Oct 31, 2020
Weighted-average remaining lease term
Operating leases	6.0 years
Finance leases	5.2 years
Weighted-average discount rate
Operating leases	3.6%
Finance leases	7.1%

	Nine Months Ended
Supplemental Cash Flow Information	Oct 31, 2020	Nov 2, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$133,776	$187,523
New operating ROU assets obtained in exchange for lease liabilities	$49,810	$118,486
Impairment
During the three and nine months ended October 31, 2020, the Company recorded asset impairment charges of $5.6 million and $42.1 million, respectively, related to ROU assets at certain retail locations in North America and Europe. The asset impairment charges were determined based on the excess of carrying value over the fair value of the ROU assets. The Company uses estimates of market participant rents to calculate fair value of the ROU assets. There were $0.5 million of asset impairment charges recorded related to the Company’s ROU assets during the three and nine months ended November 2, 2019. Refer to Note 15 for more information on the Company’s impairment testing.
(3)Earnings (Loss) per Share
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
The computation of basic and diluted net earnings (loss) per common share attributable to common stockholders is as follows (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	Oct 31, 2020	Nov 2, 2019	Oct 31, 2020	Nov 2, 2019
Net earnings (loss) attributable to Guess?, Inc.	$26,376	$12,423	$(151,648)	$16,371
Less net earnings attributable to nonvested restricted stockholders	340	118	93	306
Net earnings (loss) attributable to common stockholders	$26,036	$12,305	$(151,741)	$16,065

Weighted average common shares used in basic computations	62,789	66,393	64,561	72,275
Effect of dilutive securities: Stock options and restricted stock units[1]	790	921	—	936
Weighted average common shares used in diluted computations	63,579	67,314	64,561	73,211

Net earnings (loss) per common share attributable to common stockholders:
Basic	$0.41	$0.19	$(2.35)	$0.22
Diluted	$0.41	$0.18	$(2.35)	$0.22
______________________________________________________________________
Notes:
1For the nine months ended October 31, 2020, there were 397,099 of potentially dilutive shares that were not included in the computation of diluted weighted average common shares and common equivalent shares outstanding because their effect would have been antidilutive given the Company’s net loss.
For the three months ended October 31, 2020 and November 2, 2019, equity awards granted for 3,610,026 and 3,277,923, respectively, of the Company’s common shares and for the nine months ended October 31, 2020 and November 2, 2019, equity awards granted for 3,792,552 and 3,067,758, respectively, of the Company’s common shares were outstanding but were excluded from the computation of diluted weighted average common shares and common equivalent shares outstanding because the assumed proceeds, as calculated under the treasury stock method, resulted in these awards being antidilutive. For the three and nine months ended October 31, 2020, the Company also excluded 525,875 nonvested stock units which are subject to the achievement of performance-based vesting conditions from the computation of diluted weighted average common shares and common equivalent shares outstanding because these conditions were not achieved as of October 31, 2020. For the three and nine months ended November 2, 2019, the Company excluded 1,182,805 nonvested stock units which were subject to the achievement of performance-based vesting conditions from the computation of diluted weighted average common shares and common equivalent shares outstanding because these conditions were not achieved as of November 2, 2019.
The conversion spread on the Company’s convertible senior notes will have a dilutive impact on diluted earnings per share when the average market price of the Company’s common stock for a given period exceeds the conversion price of $25.78 per share of common stock. For the three and nine months ended October 31, 2020 and November 2, 2019, the convertible senior notes have been excluded from the computation of diluted earnings per share as the effect would be antidilutive since the conversion price of the convertible senior notes exceeded the average market price of the Company’s common stock. Warrants to initially purchase 11.6 million shares of the Company’s common shares at an initial strike price of $46.88 per share were outstanding as of October 31, 2020. These warrants were excluded from the computation of diluted earnings per share since the warrants’ adjusted strike price was greater than the average market price of the Company’s common stock during the three and nine months ended October 31, 2020 and November 2, 2019. See Note 10 for more information regarding the Company’s convertible senior notes.

(4)Stockholders’ Equity
Share Repurchase Program
On June 26, 2012, the Company’s Board of Directors authorized a program to repurchase, from time-to-time and as market and business conditions warrant, up to $500 million of the Company’s common stock. Repurchases under the program may be made on the open market or in privately negotiated transactions, pursuant to Rule 10b5-1 trading plans or other available means. There is no minimum or maximum number of shares to be repurchased under the program, which may be discontinued at any time, without prior notice. There were 4,000,000 shares repurchased at an aggregate cost of $38.8 million under the program during the nine months ended October 31, 2020. The shares were repurchased during the three months ended August 1, 2020. During the nine months ended November 2, 2019, the Company repurchased 16,412,609 shares under the program at an aggregate cost of $280.5 million, which is inclusive of the shares repurchased under the accelerated share repurchase agreement (the “ASR Contract”) as described below. The Company repurchased 10,264,052 shares at an aggregate cost of $201.5 million during the three months ended May 4, 2019, 749,252 shares at an aggregate cost of $11.0 million during the three months ended August 3, 2019 and an additional 5,399,305 shares at an aggregate cost of $68.0 million during the three months ended November 2, 2019. As of October 31, 2020, the Company had remaining authority under the program to purchase $47.8 million of its common stock.
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
Dividends
The following table sets forth the cash dividend declared per share for the three and nine months ended October 31, 2020 and November 2, 2019:

	Three Months Ended		Nine Months Ended
	Oct 31, 2020	Nov 2, 2019	Oct 31, 2020	Nov 2, 2019
Cash dividend declared per share	$0.1125	$0.1125	$0.1125	$0.4500
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
During the first quarter of fiscal 2020, the Company announced that its Board of Directors reduced the future quarterly cash dividends that may be paid to holders of the Company’s common stock, when, and if any such dividend is declared by the Company’s Board of Directors, from $0.225 per share to $0.1125 per share to redeploy capital and return incremental value to shareholders through share repurchases.
For each of the periods presented, dividends paid also included the impact from vesting of restricted stock units that are considered non-participating securities and are only entitled to dividend payments once the respective awards vest.
Decisions on whether, when and in what amounts to continue making any future dividend distributions will remain at all times entirely at the discretion of the Company’s Board of Directors, which reserves the right to change or terminate the Company’s dividend practices at any time and for any reason without prior notice. The payment of cash dividends in the future will be based upon a number of business, legal and other considerations, including the Company’s cash flow from operations, capital expenditures, debt service and covenant requirements, cash paid for income taxes, earnings, share repurchases, economic conditions and U.S. and global liquidity.
Accumulated Other Comprehensive Income (Loss)
The changes in accumulated other comprehensive income (loss), net of related income taxes, for the three and nine months ended October 31, 2020 and November 2, 2019 are as follows (in thousands):

	Three Months Ended Oct 31, 2020
	Foreign Currency Translation Adjustment	Derivative Financial Instruments Designated as Cash Flow Hedges	Defined Benefit Plans	Total
Balance at August 1, 2020	$(121,119)	$(1,499)	$(8,991)	$(131,609)
Gains (losses) arising during the period	(2,209)	1,286	(2)	(925)
Reclassification to net earnings for (gains) losses realized	—	(1,553)	74	(1,479)
Net other comprehensive income (loss)	(2,209)	(267)	72	(2,404)
Balance at October 31, 2020	$(123,328)	$(1,766)	$(8,919)	$(134,013)

	Nine Months Ended Oct 31, 2020
	Foreign Currency Translation Adjustment	Derivative Financial Instruments Designated as Cash Flow Hedges	Defined Benefit Plans	Total
Balance at February 1, 2020	$(137,289)	$6,300	$(8,921)	$(139,910)
Gains (losses) arising during the period	13,961	(2,546)	(214)	11,201
Reclassification to net loss for (gains) losses realized	—	(5,520)	216	(5,304)
Net other comprehensive income (loss)	13,961	(8,066)	2	5,897
Balance at October 31, 2020	$(123,328)	$(1,766)	$(8,919)	$(134,013)

	Three Months Ended Nov 2, 2019
	Foreign Currency Translation Adjustment	Derivative Financial Instruments Designated as Cash Flow Hedges	Defined Benefit Plans	Total
Balance at August 3, 2019	$(136,764)	$9,069	$(9,507)	$(137,202)
Gains arising during the period	2,941	776	13	3,730
Reclassification to net earnings for (gains) losses realized	—	(2,527)	90	(2,437)
Net other comprehensive income (loss)	2,941	(1,751)	103	1,293
Balance at November 2, 2019	$(133,823)	$7,318	$(9,404)	$(135,909)

	Nine Months Ended Nov 2, 2019
	Foreign Currency Translation Adjustment	Derivative Financial Instruments Designated as Cash Flow Hedges	Defined Benefit Plans	Total
Balance at February 2, 2019	$(119,546)	$2,999	$(9,632)	$(126,179)
Cumulative adjustment reclassified from retained earnings due to adoption of new accounting guidance[1]	—	1,981	—	1,981
Gains (losses) arising during the period	(14,277)	6,618	(42)	(7,701)
Reclassification to net earnings for (gains) losses realized	—	(4,280)	270	(4,010)
Net other comprehensive income (loss)	(14,277)	2,338	228	(11,711)
Balance at November 2, 2019	$(133,823)	$7,318	$(9,404)	$(135,909)
______________________________________________________________________
Notes:
1During the first quarter of fiscal 2020, the Company adopted new authoritative guidance which eliminated the requirement to separately measure and report ineffectiveness for instruments that qualify for hedge accounting and generally requires that the entire change in the fair value of such instruments ultimately be presented in the same line as the respective hedge item. As a result, there is no interest component recognized for the ineffective portion of instruments that qualify for hedge accounting, but rather all changes in the fair value of such instruments are included in other comprehensive income (loss). Upon adoption of this guidance, the Company reclassified approximately $2.0 million in gains from retained earnings to accumulated other comprehensive loss related to the previously recorded interest component on outstanding instruments that qualified for hedge accounting.
Details on reclassifications out of accumulated other comprehensive income (loss) to net earnings (loss) during the three and nine months ended October 31, 2020 and November 2, 2019 are as follows (in thousands):

	Three Months Ended		Nine Months Ended		Location of (Gain) Loss Reclassified from Accumulated OCI into Earnings (Loss)
	Oct 31, 2020	Nov 2, 2019	Oct 31, 2020	Nov 2, 2019
Derivative financial instruments designated as cash flow hedges:
Foreign exchange currency contracts	$(1,804)	$(2,826)	$(6,299)	$(4,813)	Cost of product sales
Interest rate swap	67	(28)	112	(118)	Interest expense
Less income tax effect	184	327	667	651	Income tax expense (benefit)
	(1,553)	(2,527)	(5,520)	(4,280)
Defined benefit plans:
Net actuarial loss amortization	101	112	294	334	Other income (expense)
Prior service credit amortization	(17)	(10)	(49)	(29)	Other income (expense)
Less income tax effect	(10)	(12)	(29)	(35)	Income tax expense (benefit)
	74	90	216	270
Total reclassifications during the period	$(1,479)	$(2,437)	$(5,304)	$(4,010)

(5)Accounts Receivable
Accounts receivable is summarized as follows (in thousands):

	Oct 31, 2020	Feb 1, 2020
Trade	$277,908	$309,508
Royalty	19,024	12,775
Other	18,073	13,429
	315,005	335,712
Less allowances[1]	14,573	8,431
	$300,432	$327,281
______________________________________________________________________
Notes:
1During the first quarter of fiscal 2021, the Company adopted authoritative guidance related to the measurement of credit losses on financial instruments. This guidance replaces the “as incurred” loss model with an “expected loss” model which requires the recognition of an allowance for credit losses expected to be incurred over an asset’s lifetime. The adoption of this guidance did not have a material impact on the Company’s allowance for doubtful accounts. Refer to Note 1 for further information.
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
(6)Inventories
Inventories consist of the following (in thousands):

	Oct 31, 2020	Feb 1, 2020
Raw materials	$201	$399
Work in progress	43	52
Finished goods	392,918	392,678
	$393,162	$393,129
The above balances include an allowance to write down inventories to the lower of cost or net realizable value of $42.1 million and $24.5 million as of October 31, 2020 and February 1, 2020, respectively.
(7)Income Taxes
Effective Tax Rate
Income tax expense for the interim periods was computed using the tax rate estimated to be applicable for the full fiscal year, adjusted for discrete items. The Company’s effective income tax rate was a benefit of 8.8% for the nine months ended October 31, 2020, compared to an expense of 35.7% for the nine months ended November 2, 2019. During the nine months ended October 31, 2020, the Company recognized a valuation allowance of $4.9 million resulting from jurisdictions where there have been cumulative net operating losses, limiting the Company’s ability to consider other subjective evidence to continue to recognize the existing deferred tax assets. This was partially offset by a tax benefit of approximately $4.6 million from a tax rate change related to the ability to carryback net operating losses to tax years with a higher federal corporate tax rate as allowed under the CARES Act enacted in March 2020. Excluding the impact of these items, the change in the effective tax rate was due primarily to a shift in the distribution of earnings among the Company’s tax jurisdictions during the nine months ended October 31, 2020, compared to the same prior-year period.
On March 27, 2020, the U.S. government enacted the CARES Act to provide economic relief from the COVID-19 pandemic. The CARES Act includes certain provisions that affect the Company’s income taxes, including temporary five-year net operating loss carryback provisions, relaxation of the net interest deduction limitations and the technical amendment for qualified improvement property deduction.

Unrecognized Tax Benefit
From time-to-time, the Company is subject to routine income and other tax audits on various tax matters around the world in the ordinary course of business. As of October 31, 2020, several tax audits were ongoing for various periods in multiple jurisdictions. These audits could conclude with an assessment of additional tax liability for the Company. These assessments could arise as the result of timing or permanent differences and could be material to the Company’s net income or future cash flows. In the event the Company disagrees with an assessment from a taxing authority, the Company may elect to appeal, litigate, pursue settlement or take other actions. The Company accrues an amount for its estimate of additional tax liability which the Company, more likely than not, will incur as a result of the ultimate resolution of tax audits (“uncertain tax positions”). The Company reviews and updates the estimates used in the accrual for uncertain tax positions, as appropriate, as more definitive information or interpretations become available from taxing authorities, upon completion of tax audits, upon receipt of assessments, upon expiration of statutes of limitation, or upon occurrence of other events.
During the second quarter of fiscal 2021, the Company became aware of a foreign withholding tax regulation that could be interpreted to apply to certain of its previous transactions. The Company currently does not expect that its exposure, if any, will have a material impact on its condensed consolidated financial position, results of operations or cash flows.
The Company had aggregate accruals for uncertain tax positions, including penalties and interest, of $36.1 million and $34.0 million as of October 31, 2020 and February 1, 2020, respectively. This includes an accrual of $19.9 million for the estimated transition tax (excluding related interest) related to the 2017 Tax Cuts and Jobs Act for each of the periods ended October 31, 2020 and February 1, 2020.
(8)Segment Information
The Company’s businesses are grouped into five reportable segments for management and internal financial reporting purposes: Americas Retail, Americas Wholesale, Europe, Asia and Licensing. The Company’s Americas Retail, Americas Wholesale, Europe and Licensing reportable segments are the same as their respective operating segments. Certain components of the Company’s Asia operating segment are separate operating segments based on region, which have been aggregated into the Asia reportable segment for disclosure purposes. Management evaluates segment performance based primarily on revenues and earnings (loss) from operations before corporate performance-based compensation costs, asset impairment charges, net gains (losses) on lease modifications, restructuring charges and certain non-recurring credits (charges), if any. The Company believes this segment reporting reflects how its business segments are managed and how each segment’s performance is evaluated by the Company’s chief operating decision maker to assess performance and make resource allocation decisions. The Americas Retail segment includes the Company’s retail and e-commerce operations in the Americas. The Americas Wholesale segment includes the Company’s wholesale operations in the Americas. The Europe segment includes the Company’s retail, e-commerce and wholesale operations in Europe and the Middle East. The Asia segment includes the Company’s retail, e‑commerce and wholesale operations in Asia and the Pacific. The Licensing segment includes the worldwide licensing operations of the Company. The business segment operating results exclude corporate overhead costs, which consist of shared costs of the organization, asset impairment charges, net gains (losses) on lease modifications, restructuring charges and certain non-recurring credits (charges), if any. Corporate overhead costs are presented separately and generally include, among other things, the following unallocated corporate costs: accounting and finance, executive compensation, corporate performance-based compensation, facilities, global advertising and marketing, human resources, information technology and legal.

Net revenue and earnings (loss) from operations are summarized as follows for the three and nine months ended October 31, 2020 and November 2, 2019 (in thousands):

	Three Months Ended		Nine Months Ended
	Oct 31, 2020	Nov 2, 2019	Oct 31, 2020	Nov 2, 2019
Net revenue:
Americas Retail	$130,328	$177,824	$314,977	$553,213
Americas Wholesale	35,971	56,398	82,131	144,505
Europe	321,574	277,253	633,898	827,817
Asia	61,978	82,261	152,554	250,752
Licensing	19,433	22,208	44,514	59,568
Total net revenue	$569,284	$615,944	$1,228,074	$1,835,855
Earnings (loss) from operations:
Americas Retail	$473	$1,601	$(40,904)	$5,746
Americas Wholesale	8,247	11,216	11,559	27,452
Europe	51,476	19,475	27,865	54,742
Asia	1,415	(2,432)	(24,729)	(10,435)
Licensing	18,228	19,372	39,833	51,563
Total segment earnings from operations	79,839	49,232	13,624	129,068
Corporate overhead	(25,058)	(24,736)	(71,167)	(79,777)
Asset impairment charges[1]	(10,335)	(1,847)	(75,276)	(5,126)
Net gains on lease modifications[2]	21	—	450	—
Total earnings (loss) from operations	$44,467	$22,649	$(132,369)	$44,165
______________________________________________________________________
Notes:
1During the three and nine months ended October 31, 2020, the Company recognized asset impairment charges related primarily to impairment of certain operating lease ROU assets and impairment of property and equipment related to certain retail locations resulting from lower revenue and future cash flow projections from the ongoing effects of the COVID-19 pandemic. During the three and nine months ended November 2, 2019, the Company’s asset impairment charges related primarily to impairment of property and equipment related to certain retail locations resulting from under-performance and expected store closures. Refer to Note 2 and Note 15 for more information regarding these asset impairment charges.
2During the three and nine months ended October 31, 2020, the Company recorded net gains on lease modifications related primarily to the early termination of lease agreements for certain of the Company’s retail locations.
The table below presents information regarding geographic areas in which the Company operated. Net revenue is classified primarily based on the country where the Company’s customer is located (in thousands):

	Three Months Ended		Nine Months Ended
	Oct 31, 2020	Nov 2, 2019	Oct 31, 2020	Nov 2, 2019
Net revenue:
U.S.	$116,205	$164,807	$282,872	$505,735
Italy	77,050	61,952	133,073	198,884
Germany	43,321	32,619	88,059	83,357
South Korea	32,681	38,596	82,997	105,411
Canada	31,691	47,042	72,542	129,624
Spain	30,217	33,511	63,594	101,408
France	31,836	28,478	61,291	85,373
Other foreign countries	186,850	186,731	399,132	566,495
Total product sales	549,851	593,736	1,183,560	1,776,287
Net royalties	19,433	22,208	44,514	59,568
Net revenue	$569,284	$615,944	$1,228,074	$1,835,855
Due to the seasonal nature of the Company’s business segments, the above net revenue and operating results are not necessarily indicative of the results that may be expected for the full fiscal year.

(9)Borrowings and Finance Lease Obligations
Borrowings and finance lease obligations are summarized as follows (in thousands):

	Oct 31, 2020	Feb 1, 2020
Term loans	$51,852	$—
Finance lease obligations	22,162	16,535
Mortgage debt	18,664	19,132
Borrowings under credit facilities	9,175	3,957
Other	2,295	2,636
	104,148	42,260
Less current installments	34,079	9,490
Long-term debt and finance lease obligations	$70,069	$32,770
Term Loans
As a precautionary measure to ensure financial flexibility and maintain maximum liquidity in response to the COVID-19 pandemic, in addition to drawing down on certain of the credit facilities as noted below, the Company entered into term loans with certain banks in Europe during the nine months ended October 31, 2020. These loans have terms ranging from one-to-five years and provide annual interest rates ranging between 0.5% to 1.5%. Certain of these loans also have an option to extend the term for a period of up to five years, subject to certain terms and conditions. As of October 31, 2020, the Company had outstanding borrowings of $51.9 million under these borrowing arrangements.
Finance Lease Obligations
During fiscal 2018, the Company entered into a finance lease related to equipment used in its European distribution center located in the Netherlands. The finance lease primarily provides for monthly minimum lease payments through May 2027 with an effective interest rate of approximately 6%. During the third quarter of fiscal 2021, the Company also entered into finance leases for equipment used in its European distribution centers located in Italy. These finance lease obligations totaled $18.3 million and $12.6 million as of October 31, 2020 and February 1, 2020, respectively.
The Company also has smaller finance leases related primarily to computer hardware and software. As of October 31, 2020 and February 1, 2020, these finance lease obligations totaled $3.9 million and $4.0 million, respectively.
Mortgage Debt
On February 16, 2016, the Company entered into a ten-year $21.5 million real estate secured loan (the “Mortgage Debt”). The Mortgage Debt is secured by the Company’s U.S. distribution center based in Louisville, Kentucky and provides for monthly principal and interest payments based on a 25-year amortization schedule, with the remaining principal balance and any accrued and unpaid interest due at maturity. Outstanding principal balances under the Mortgage Debt bear interest at the one-month LIBOR rate plus 1.5%. As of October 31, 2020, outstanding borrowings under the Mortgage Debt, net of debt issuance costs of $0.1 million, were $18.7 million. At February 1, 2020, outstanding borrowings under the Mortgage Debt, net of debt issuance costs of $0.1 million, were $19.1 million.
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

On February 16, 2016, the Company also entered into a separate interest rate swap agreement, designated as a cash flow hedge, that resulted in a swap fixed rate of approximately 3.06%. This interest rate swap agreement matures in January 2026 and converts the nature of the Mortgage Debt from LIBOR floating-rate debt to fixed-rate debt. The fair value of the interest rate swap liability was approximately $1.1 million and $0.3 million as of October 31, 2020 and February 1, 2020, respectively.
Credit Facilities
On April 21, 2020, the Company entered into an amendment of its senior secured asset-based revolving credit facility with Bank of America, N.A. and the other lenders party thereto to extend the maturity date of the credit facility to April 21, 2023, among other changes (as amended, the “Credit Facility”). The Credit Facility provides for a borrowing capacity in an amount up to $120 million, including a Canadian sub-facility up to $20 million, subject to a borrowing base. Based on applicable accounts receivable and inventory balances as of October 31, 2020, the Company could have borrowed up to $97 million under the Credit Facility. The Credit Facility has an option to expand the borrowing capacity by up to $180 million subject to certain terms and conditions, including the willingness of existing or new lenders to assume such increased amount. The Credit Facility is available for direct borrowings and the issuance of letters of credit, subject to certain letters of credit sublimits, and may be used for working capital and other general corporate purposes.
All obligations under the Credit Facility are unconditionally guaranteed by the Company and the Company’s existing and future domestic and Canadian subsidiaries, subject to certain exceptions, and are secured by a first priority lien on substantially all of the assets of the Company and such domestic and Canadian subsidiaries, as applicable.
Direct borrowings under the Credit Facility made by the Company and its domestic subsidiaries shall bear interest at the U.S. base rate plus an applicable margin (varying from 0.75% to 1.25%) or at LIBOR plus an applicable margin (varying from 1.75% to 2.25%), provided that LIBOR may not be less than 1.0%. The U.S. base rate is based on the greater of (i) the U.S. prime rate, (ii) the federal funds rate, plus 0.5%, and (iii) LIBOR for a 30-day interest period, plus 1.0%. Direct borrowings under the Credit Facility made by the Company’s Canadian subsidiaries shall bear interest at the Canadian prime rate plus an applicable margin (varying from 0.75% to 1.25%) or at the Canadian BA rate plus an applicable margin (varying from 1.75% to 2.25%), provided that the Canadian BA rate may not be less than 1.0%. The Canadian prime rate is based on the greater of (i) the Canadian prime rate and (ii) the Canadian BA rate for a one-month interest period, plus 1.0%, provided that the Canadian prime rate may not be less than zero. The applicable margins are calculated quarterly and vary based on the average daily availability of the aggregate borrowing base. The Company is also obligated to pay certain commitment, letter of credit and other fees customary for a credit facility of this size and type. As of October 31, 2020, the Company had $2.1 million in outstanding standby letters of credit, no outstanding documentary letters of credit and no outstanding borrowings under the Credit Facility.
The Credit Facility requires the Company to comply with a fixed charge coverage ratio on a trailing four-quarter basis if a default or an event of default occurs under the Credit Facility or generally if borrowings exceed 80% of the borrowing base. In addition, the Credit Facility contains customary covenants, including covenants that limit or restrict the Company and certain of its subsidiaries’ ability to: incur liens, incur indebtedness, make investments, dispose of assets, make certain restricted payments, merge or consolidate and enter into certain transactions with affiliates. Upon the occurrence of an event of default under the Credit Facility, the lenders may cease making loans, terminate the Credit Facility and declare all amounts outstanding to be immediately due and payable. The Credit Facility specifies a number of events of default (some of which are subject to applicable grace or cure periods), including, among other things, non-payment defaults, covenant defaults, cross-defaults to other material indebtedness, bankruptcy and insolvency defaults, and material judgment defaults. The Credit Facility allows for both secured and unsecured borrowings outside of the Credit Facility up to specified amounts.
The Company, through its European subsidiaries, maintains short-term committed and uncommitted borrowing agreements, primarily for working capital purposes, with various banks in Europe. Some of these agreements include certain equity-based financial covenants. As of October 31, 2020, the Company had no outstanding borrowings, no outstanding documentary letters of credit and $142.3 million available for future borrowings under these agreements. The agreements are denominated primarily in euros and provide for annual interest rates ranging from 0.7% to 1.3%.
The Company, through its China subsidiary, maintains a short-term uncommitted bank borrowing agreement, primarily for working capital purposes. During the second quarter of fiscal 2021, the borrowing capacity under the multicurrency borrowing agreement increased from $20.0 million to $30.0 million. The Company had $9.1 million and $4.0 million in outstanding borrowings under this agreement as of October 31, 2020 and February 1, 2020, respectively.
Other
From time-to-time, the Company will obtain other financing in foreign countries for working capital to finance its local operations.
(10)Convertible Senior Notes and Related Transactions
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
Under GAAP, certain convertible debt instruments that may be settled in cash on conversion are required to be separately accounted for as liability and equity components of the instrument in a manner that reflects the issuer’s non-convertible debt borrowing rate. Accordingly, in accounting for the issuance of the Notes, the Company separated the Notes into liability and equity components. The liability component was recorded at fair value, which was derived from a valuation technique used to calculate the fair value of a similar liability without an associated conversion feature. The carrying amount of the equity component, which was recognized as a debt discount, represented the difference between the proceeds from the issuance of the Notes and the fair value of the liability component of the Notes. The excess of the principal amount of the liability component over its carrying amount (“debt discount”) will be amortized to interest expense using an effective interest rate of 6.8% over the term of the Notes. The equity component is not remeasured as long as it continues to meet the conditions for equity classification. During the three and nine months ended October 31, 2020, the Company recorded approximately $2.6 million and $7.8 million, respectively, of interest expense related to the amortization of the debt discount. During the three and nine months ended November 2, 2019, the Company recorded approximately $2.4 million and $5.1 million, respectively, of interest expense related to the amortization of the debt discount.
Debt issuance costs related to the Notes were comprised of discounts and commissions payable to the initial purchasers of $3.8 million and third-party offering costs of approximately $1.5 million. In accounting for the debt issuance costs related to the issuance of the Notes, the Company allocated the total amount incurred to the liability and equity components based on their relative values. Debt issuance costs attributable to the liability component were recorded as a contra-liability and are presented net against the convertible senior notes balance on the Company’s condensed consolidated balance sheets. These costs are amortized to interest expense using the effective interest method over the term of the Notes. During the three and nine months ended October 31, 2020, the Company recorded $0.2 million and $0.6 million related to the amortization of debt issuance costs, respectively. During the three and nine months ended November 2, 2019, the Company recorded $0.2 million and $0.4 million related to the amortization of debt issuance costs, respectively. Debt issuance costs attributable to the equity component are netted with the equity component in stockholders’ equity.
The Notes consist of the following components as of October 31, 2020 and February 1, 2020 (in thousands):

	Oct 31, 2020	Feb 1, 2020
Liability component:
Principal	$300,000	$300,000
Unamortized debt discount	(41,221)	(49,017)
Unamortized issuance costs	(2,978)	(3,620)
Net carrying amount	$255,801	$247,363

Equity component, net[1]	$42,320	$42,320
______________________________________________________________________
Notes:
1Included in paid-in capital within stockholders’ equity on the condensed consolidated balance sheets and is net of debt issuance costs and deferred taxes.
As of October 31, 2020 and February 1, 2020, the fair value of the Notes was approximately $202.6 million and $272.0 million, respectively. The fair value of the Notes is determined based on inputs that are observable in the market and have been classified as Level 2 in the fair value hierarchy.
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
The Company had a deferred tax liability of $11.2 million in connection with the debt discount associated with the Notes and a deferred tax asset of $12.3 million in connection with the convertible note hedge transactions for each of the periods ended October 31, 2020 and February 1, 2020. The net deferred tax impact was included in deferred tax assets on the Company’s condensed consolidated balance sheets.
(11)Share-Based Compensation
The following table summarizes the share-based compensation expense recognized under all of the Company’s stock plans during the three and nine months ended October 31, 2020 and November 2, 2019 (in thousands):

	Three Months Ended		Nine Months Ended
	Oct 31, 2020	Nov 2, 2019	Oct 31, 2020	Nov 2, 2019
Stock options	$1,006	$829	$2,521	$2,116
Stock awards/units	3,693	4,298	11,754	12,318
Employee Stock Purchase Plan	41	58	254	205
Total share-based compensation expense	$4,740	$5,185	$14,529	$14,639
Unrecognized compensation cost related to nonvested stock options and nonvested stock awards/units totaled approximately $9.1 million and $18.0 million, respectively, as of October 31, 2020. This cost is expected to be recognized over a weighted average period of 1.7 years.
The weighted average grant date fair value per share of stock options granted was $4.41 and $5.41 during the nine months ended October 31, 2020 and November 2, 2019, respectively.
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
In connection with a new employment agreement entered into between the Company and Carlos Alberini (the “Alberini Employment Agreement”), who became the Company’s Chief Executive Officer on February 20, 2019, the Company granted Mr. Alberini 600,000 stock options and 250,000 nonvested stock units which were subject to the achievement of certain performance-based vesting conditions. Mr. Alberini was also granted 150,000 restricted stock units which were considered contingently returnable as a result of certain service conditions set forth in the Alberini Employment Agreement. The service conditions were satisfied during the nine months ended October 31, 2020.
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
The following table summarizes the activity for nonvested performance-based units during the nine months ended October 31, 2020:

	Number of Units	Weighted Average Grant Date Fair Value
Nonvested at February 1, 2020	1,140,023	$16.66
Granted	310,881	9.65
Vested	(310,413)	13.99
Forfeited	(249,139)	12.24
Nonvested at October 31, 2020	891,352	$16.38
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
The following table summarizes the activity for nonvested market-based units during the nine months ended October 31, 2020:

	Number of Units	Weighted Average Grant Date Fair Value
Nonvested at February 1, 2020	288,202	$13.43
Granted[1]	526,711	7.20
Vested[1]	(305,901)	10.62
Nonvested at October 31, 2020	509,012	$8.67
______________________________________________________________________
Notes:
1Amounts include, as a result of the achievement of certain market-based vesting conditions, 101,566 shares that vested in addition to the original target number of shares granted in fiscal 2018.
(12)Related Party Transactions
The Company and its subsidiaries periodically enter into transactions with other entities or individuals that are considered related parties, including certain transactions with entities owned by, affiliated with, or for the respective benefit of, Paul Marciano, who is an executive and member of the Board of the Company, and Maurice Marciano, who is also a member of the Board, and certain of their children (the “Marciano Entities”).

Leases
The Company leases warehouse and administrative facilities, including the Company’s corporate headquarters in Los Angeles, California, from partnerships affiliated with the Marciano Entities and certain of their affiliates. There were four of these leases in effect as of October 31, 2020 with expiration or option exercise dates ranging from calendar years 2020 to 2025.
On October 7, 2020, the Company and the related party landlord entered into amendments to the leases for the Company’s corporate headquarters located in Los Angeles, California (the “Corporate Headquarters”) and a parking lot adjacent to the Corporate Headquarters (together, the “Lease Amendments”). The Lease Amendments provide for: (1) a five-year lease renewal term ending September 30, 2025, with an additional five-year renewal option to September 30, 2030 at the Company’s sole discretion; (2) triple net lease terms with an aggregate annual rent in the amount of approximately $7.4 million for the first lease year of the renewal term, subject to an annual 2.5% increase each year thereafter; (3) 100% rent abatement for the first three months of the renewal term for the Corporate Headquarters; and (4) a Company right to reduce the amount of rented space in the Corporate Headquarters by up to approximately 25% (and reduce its rent on a pro-rata basis), subject to certain specified conditions, including a six month notice period and limits on the specific space that may be reduced. All other material terms in the previously existing leases for the Corporate Headquarters and the parking lot adjacent to the Corporate Headquarters remain the same.
Subsequent to the third quarter of fiscal 2021, the Company agreed with the related party landlord to receive a two-month rent abatement related to COVID-19 relief on its lease for its warehouse and administrative facilities located in Montreal, Quebec. The monthly lease payment is CAD$49,000 (US$37,000). All other terms of the existing lease remain in full force and effect.
The Company is currently in discussions with the related party landlord for extensions of the lease for the office location in Paris, and in the meantime, this lease is continuing on a month-to-month basis under the existing lease terms.
Aggregate lease costs recorded under these four related party leases were approximately $4.1 million and $3.8 million for the nine months ended October 31, 2020 and November 2, 2019, respectively. The Company believes that the terms of the related party leases have not been significantly affected by the fact that the Company and the lessors are related.
Aircraft Arrangements
The Company periodically charters aircraft owned by the Marciano Entities through informal arrangements with the Marciano Entities and independent third-party management companies contracted by such Marciano Entities to manage their aircraft. The total fees paid under these arrangements for the nine months ended October 31, 2020 and November 2, 2019 were approximately $2.0 million and $0.3 million, respectively.
Minority Investment
In September 2020, the Company purchased a 30% interest in a privately-held men’s footwear company (the “Footwear Company”) for approximately $857,000. Prior to this investment, Marciano Entities held a 45% ownership interest in the Footwear Company. The Footwear Company used approximately $385,000 of the proceeds from the Company’s investment to repay outstanding member loans previously made by the Marciano Entities. The Marciano Entities then purchased additional units in the Footwear Company from a third-party investor for the same per-unit price paid by the Company for its investment, resulting in the Marciano Entities continuing to own a 45% interest in the Footwear Company following the transactions. The Company has an option to increase its ownership interest in the Footwear Company to 51% beginning in January 2023.
These related party disclosures should be read in conjunction with the disclosure concerning related party transactions in the Company’s Annual Report on Form 10-K for the year ended February 1, 2020.

(13)    Commitments and Contingencies
Investment Commitments
As of October 31, 2020, the Company had an unfunded commitment to invest €3.6 million ($4.2 million) in a private equity fund. Refer to Note 15 for further information.
Legal and Other Proceedings
The Company is involved in legal proceedings, arising both in the ordinary course of business and otherwise, including the proceedings described below as well as various other claims and other matters incidental to the Company’s business. Unless otherwise stated, the resolution of any particular proceeding is not currently expected to have a material adverse impact on the Company’s financial position, results of operations or cash flows. Even if such an impact could be material, the Company may not be able to estimate the reasonably possible loss or range of loss until developments in the proceedings have provided sufficient information to support an assessment.
The Company has received customs tax assessment notices from the Italian Customs Agency (“ICA”) regarding its customs tax audit of one of the Company’s European subsidiaries for the period from July 2010 through December 2012. Such assessments totaled €9.8 million ($11.4 million), including potential penalties and interest. The Company strongly disagreed with the ICA’s positions and therefore filed appeals with the Milan First Degree Tax Court (“MFDTC”). Those appeals were split into a number of different cases that were then heard by different sections of the MFDTC. The MFDTC ruled in favor of the Company on all of these appeals. The ICA subsequently appealed €9.7 million ($11.3 million) of these favorable MFDTC judgments with the Appeals Court. To date, €8.5 million ($9.9 million) have been decided in favor of the Company and €1.2 million ($1.4 million) have been decided in favor of the ICA. The Company believes that the unfavorable Appeals Court ruling is incorrect and inconsistent with the prior rulings on similar matters by both the MFDTC and other judges within the Appeals Court, and plans to appeal the decision to the Supreme Court. The ICA has appealed most of the favorable Appeals Court rulings to the Supreme Court. To date, of the cases that have been appealed to the Supreme Court, €0.4 million ($0.5 million) have been decided in favor of the Company based on the merits of the case and €1.1 million ($1.3 million) have been remanded back to the lower court for further consideration. There can be no assurances the Company will be successful in the remaining appeals. It also continues to be possible that the Company will receive similar or even larger assessments for periods subsequent to December 2012 or other claims or charges related to the matter in the future. Although the Company believes that it has a strong position and will continue to vigorously defend this matter, it is unable to predict with certainty whether or not these efforts will ultimately be successful or whether the outcome will have a material impact on the Company’s financial position, results of operations or cash flows.
Redeemable Noncontrolling Interests
The Company is party to a put arrangement with respect to the common securities that represent the remaining noncontrolling interest for its majority-owned subsidiary, Guess Brasil Comércio e Distribuição S.A. (“Guess Brazil”), which was established through a majority-owned joint venture during fiscal 2014. The put arrangement for Guess Brazil, representing 40% of the total outstanding equity interest of that subsidiary, may be exercised at the discretion of the noncontrolling interest holder by providing written notice to the Company every third anniversary beginning in March 2019, subject to certain time restrictions. The redemption value of the Guess Brazil put arrangement is based on a multiple of Guess Brazil’s earnings before interest, taxes, depreciation and amortization subject to certain adjustments and is classified as a redeemable noncontrolling interest outside of permanent equity in the Company’s condensed consolidated balance sheet. The carrying value of the redeemable noncontrolling interest related to Guess Brazil was $0.9 million and $1.2 million as of October 31, 2020 and February 1, 2020, respectively.
The Company is also party to a put arrangement with respect to the common securities that represent the remaining noncontrolling interest for its majority-owned subsidiary, Guess? CIS, LLC (“Guess CIS”), which was established through a majority-owned joint venture during fiscal 2016. The put arrangement for Guess CIS, representing 30% of the total outstanding equity interest of that subsidiary, may be exercised at the discretion of the noncontrolling interest holder by providing written notice to the Company during the period beginning after the fifth anniversary of the agreement through December 31, 2025, or sooner in certain limited circumstances. The redemption value of the Guess CIS put arrangement is based on a multiple of Guess CIS’s earnings before interest, taxes, depreciation and amortization subject to certain adjustments and is classified as a redeemable noncontrolling interest outside of permanent equity in the Company’s condensed consolidated balance sheet. The carrying value of the redeemable noncontrolling interest related to Guess CIS was $2.8 million and $3.5 million as of October 31, 2020 and February 1, 2020, respectively.
A reconciliation of the total carrying amount of redeemable noncontrolling interests for the nine months ended October 31, 2020 and November 2, 2019 is as follows (in thousands):

	Nine Months Ended
	Oct 31, 2020	Nov 2, 2019
Beginning balance	$4,731	$4,853
Foreign currency translation adjustment	(991)	(10)
Ending balance	$3,740	$4,843
(14)Defined Benefit Plans
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
As a non-qualified pension plan, no dedicated funding of the SERP is required; however, the Company has made periodic payments into insurance policies held in a rabbi trust to fund the expected obligations arising under the non-qualified SERP. The amount of any future payments into the insurance policies, if any, may vary depending on investment performance of the trust. The cash surrender values of the insurance policies were $68.1 million and $67.7 million as of October 31, 2020 and February 1, 2020, respectively, and were included in other assets in the Company’s condensed consolidated balance sheets. As a result of changes in the value of the insurance policy investments, the Company recorded unrealized gains (losses) of $(0.3) million and $1.7 million in other income (expense) during the three and nine months ended October 31, 2020, respectively, and unrealized gains of $2.0 million and $5.0 million in other income during the three and nine months ended November 2, 2019, respectively. The projected benefit obligation was $51.6 million and $51.9 million as of October 31, 2020 and February 1, 2020, respectively, and was included in accrued expenses and other long-term liabilities in the Company’s condensed consolidated balance sheets depending on the expected timing of payments. SERP benefit payments of $0.4 million and $1.3 million were made during the three and nine months ended October 31, 2020, respectively. SERP benefit payments of $0.4 million and $1.3 million were made during the three and nine months ended November 2, 2019, respectively.
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
As of October 31, 2020 and February 1, 2020, the foreign pension plans had a total projected benefit obligation of $36.4 million and $34.8 million, respectively, and plan assets held in independent investment fiduciaries of $29.9 million and $28.9 million, respectively. The net liability of $6.5 million and $5.9 million was included in other long-term liabilities in the Company’s condensed consolidated balance sheets as of October 31, 2020 and February 1, 2020, respectively.
The components of net periodic defined benefit pension cost for the three and nine months ended October 31, 2020 and November 2, 2019 related to the Company’s defined benefit plans are as follows (in thousands):

	Three Months Ended Oct 31, 2020
	SERP	Foreign Pension Plans	Total
Service cost	$—	$809	$809
Interest cost	319	8	327
Expected return on plan assets	—	(48)	(48)
Net amortization of unrecognized prior service credit	—	(17)	(17)
Net amortization of actuarial losses	10	91	101
Net periodic defined benefit pension cost	$329	$843	$1,172

	Nine Months Ended Oct 31, 2020
	SERP	Foreign Pension Plans	Total
Service cost	$—	$2,339	$2,339
Interest cost	958	23	981
Expected return on plan assets	—	(138)	(138)
Net amortization of unrecognized prior service credit	—	(49)	(49)
Net amortization of actuarial losses	30	264	294
Net periodic defined benefit pension cost	$988	$2,439	$3,427

	Three Months Ended Nov 2, 2019
	SERP	Foreign Pension Plans	Total
Service cost	$—	$809	$809
Interest cost	481	68	549
Expected return on plan assets	—	(78)	(78)
Net amortization of unrecognized prior service credit	—	(10)	(10)
Net amortization of actuarial losses	15	97	112
Net periodic defined benefit pension cost	$496	$886	$1,382

	Nine Months Ended Nov 2, 2019
	SERP	Foreign Pension Plans	Total
Service cost	$—	$2,424	$2,424
Interest cost	1,443	203	1,646
Expected return on plan assets	—	(233)	(233)
Net amortization of unrecognized prior service credit	—	(29)	(29)
Net amortization of actuarial losses	46	288	334
Net periodic defined benefit pension cost	$1,489	$2,653	$4,142
(15)Fair Value Measurements
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
The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of October 31, 2020 and February 1, 2020 (in thousands):

	Fair Value Measurements				Fair Value Measurements
	at Oct 31, 2020				at Feb 1, 2020
Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Foreign exchange currency contracts	$—	$522	$—	$522	$—	$4,854	$—	$4,854
Total	$—	$522	$—	$522	$—	$4,854	$—	$4,854
Liabilities:
Foreign exchange currency contracts	$—	$2,592	$—	$2,592	$—	$—	$—	$—
Interest rate swap	—	1,098	—	1,098	—	348	—	348
Deferred compensation obligations	—	13,806	—	13,806	—	14,091	—	14,091
Total	$—	$17,496	$—	$17,496	$—	$14,439	$—	$14,439
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
The Company included €1.2 million ($1.4 million) and €1.2 million ($1.3 million), respectively, in other assets in the Company’s condensed consolidated balance sheet related to its investment in a private equity fund for the periods ended October 31, 2020 and February 1, 2020. As permitted in accordance with authoritative guidance, the Company uses net asset value per share as a practical expedient to measure the fair value of this investment and has not included this investment in the fair value hierarchy as disclosed above. During the three and nine months ended October 31, 2020, the Company recorded minimal unrealized losses in other income (expense) as a result of changes in the value of the private equity investment. During the nine months ended November 2, 2019 the Company recorded unrealized losses of €0.1 million ($0.1 million) in other income (expense) as a result of changes in the value of the private equity investment. There were minimal unrealized losses recorded during the three months ended November 2, 2019. As of October 31, 2020, the Company had an unfunded commitment to invest an additional €3.6 million ($4.2 million) in the private equity fund.
The fair values of the Company’s debt instruments (see Note 9) are based on the amount of future cash flows associated with each instrument discounted using the Company’s incremental borrowing rate. As of October 31, 2020 and February 1, 2020, the carrying value was not materially different from fair value, as the interest rates on the Company’s debt approximated rates currently available to the Company. The fair value of the Company’s convertible senior notes (see Note 10) is determined based on inputs that are observable in the market and have been classified as Level 2 in the fair value hierarchy.
The carrying amount of the Company’s remaining financial instruments, which principally include cash and cash equivalents, trade receivables, accounts payable and accrued expenses, approximates fair value due to the relatively short maturity of such instruments.

Long-Lived Assets
Long-lived assets, such as property and equipment and operating lease ROU assets, are reviewed for impairment quarterly or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The majority of the Company’s long-lived assets relate to its retail operations which consist primarily of regular retail and flagship locations. The Company considers each individual regular retail location as an asset group for impairment testing, which is the lowest level at which individual cash flows can be identified. The asset group includes leasehold improvements, furniture, fixtures and equipment, computer hardware and software, operating lease ROU assets including lease acquisition costs, and certain long-term security deposits, and excludes operating lease liabilities. The Company reviews regular retail locations in penetrated markets for impairment risk once the locations have been opened for at least one year in their current condition, or sooner as changes in circumstances require. The Company believes that waiting at least one year allows a location to reach a maturity level where a more comprehensive analysis of financial performance can be performed. The Company evaluates impairment risk for regular retail locations in new markets, where the Company is in the early stages of establishing its presence, once brand awareness has been established. The Company also evaluates impairment risk for retail locations that are expected to be closed in the foreseeable future. The Company has flagship locations that are used as a regional marketing tool to build brand awareness and promote the Company’s current product. Provided the flagship locations continue to meet the appropriate criteria, impairment for these locations is tested at a reporting unit level similar to goodwill since they do not have separately identifiable cash flows.
An asset is considered to be impaired if the Company determines that the carrying value may not be recoverable based upon its assessment of the asset’s ability to continue to generate earnings from operations and positive cash flow in future periods or if significant changes in the Company’s strategic business objectives and utilization of the assets occurred. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows adjusted for lease payments, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the estimated fair value. The Company uses estimates of market participant rents to calculate fair value of ROU assets and discounted future cash flows of the asset group to quantify fair value for other long-lived assets. These nonrecurring fair value measurements are considered Level 3 inputs as defined above. The impairment loss calculations require management to apply judgment in estimating future cash flows and the discount rates that reflect the risk inherent in future cash flows. Future expected cash flows for assets in regular retail locations are based on management’s estimates of future cash flows over the remaining lease period or expected life, if shorter. For expected location closures, the Company will evaluate whether it is necessary to shorten the useful life for any of the assets within the respective asset group. The Company will use this revised useful life when estimating the asset group’s future cash flows. The Company considers historical trends, expected future business trends and other factors when estimating the future cash flow for each regular retail location. The Company also considers factors such as the following: the local environment for each regular retail location, including mall traffic and competition; the Company’s ability to successfully implement strategic initiatives; and the ability to control variable costs such as cost of sales and payroll and, in some cases, renegotiate lease costs. As discussed further in Note 1, the COVID-19 pandemic has materially impacted the Company’s financial results during the three and nine months ended October 31, 2020 and could continue to impact the Company’s operations in ways the Company is not able to predict today due to the evolving situation. The Company has made reasonable assumptions and judgments to determine the fair value of the assets tested based on the facts and circumstances that were available as of the reporting date. If actual results are not consistent with the assumptions and judgments used in estimating future cash flows and asset fair values, there may be additional exposure to future impairment losses that could be material to the Company’s results of operations.
The Company recorded asset impairment charges of $10.3 million and $75.3 million during the three and nine months ended October 31, 2020, respectively. The Company recognized $5.6 million and $42.1 million in impairment of certain operating lease ROU assets primarily in North America and Europe during the three and nine months ended October 31, 2020, respectively. The Company also recognized $4.7 million and $33.2 million in impairment of property and equipment related to certain retail locations primarily in North America,

Europe and Asia driven by lower revenue and future cash flow projections from the ongoing effects of the COVID-19 pandemic during the three and nine months ended October 31, 2020, respectively. This compares to recorded asset impairment charges of $1.8 million and $5.1 million during the three and nine months ended November 2, 2019, respectively. The Company recognized $0.5 million in impairment of certain operating lease ROU assets primarily in North America during the three and nine months ended November 2, 2019. The Company also recognized $1.3 million and $4.6 million in impairment of property and equipment related to certain retail locations primarily in Europe, North America and Asia resulting from under-performance and expected store closures during the three and nine months ended November 2, 2019, respectively. Refer to Note 2 for further information on impairment charges recognized on operating lease ROU assets.
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
The COVID-19 pandemic has materially impacted the Company’s financial results during the three and nine months ended October 31, 2020 as discussed further in Note 1. As a result of these conditions, the Company concluded that a triggering event had occurred resulting in the need to perform quantitative interim impairment testing over the Company’s goodwill and flagship assets during the first quarter of fiscal 2021. The testing concluded that the fair values of the respective reporting units exceeded their carrying amounts. During the second and third quarters of fiscal 2021, the Company assessed qualitative factors and determined that it is not more likely than not that the fair values of its reporting units are less than their carrying amounts. Accordingly, the Company did not record any asset impairment charges on its goodwill or flagship assets that continued to meet the appropriate criteria during the three and nine months ended October 31, 2020. In performing its assessment, the Company believes it made reasonable accounting estimates based on the facts and circumstances that were available as of the testing date in light of the evolving situation resulting from the COVID-19 pandemic. If actual results are not consistent with the assumptions and judgments used, there may be additional exposure to future impairment losses that could be material to the Company’s results of operations.

(16)Derivative Financial Instruments
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
The impact of the credit risk of the counterparties to the derivative contracts is considered in determining the fair value of the foreign exchange currency contracts and interest rate swap agreements. As of October 31, 2020, credit risk has not had a significant effect on the fair value of the Company’s foreign exchange currency contracts and interest rate swap agreements.
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
Summary of Derivative Instruments
The fair value of derivative instruments in the condensed consolidated balance sheets as of October 31, 2020 and February 1, 2020 is as follows (in thousands):

	Derivative Balance Sheet Location	Fair Value at Oct 31, 2020	Fair Value at Feb 1, 2020
ASSETS:
Derivatives designated as hedging instruments:
Cash flow hedges:
Foreign exchange currency contracts	Other current assets/ Other assets	$522	$3,987
Derivatives not designated as hedging instruments:
Foreign exchange currency contracts	Other current assets/ Other assets	—	867
Total		$522	$4,854
LIABILITIES:
Derivatives designated as hedging instruments:
Cash flow hedges:
Foreign exchange currency contracts	Accrued expenses	$1,744	$—
Interest rate swap	Other long-term liabilities	1,098	348
Total derivatives designated as hedging instruments		2,842	348
Derivatives not designated as hedging instruments:
Foreign exchange currency contracts	Accrued expenses	848	—
Total		$3,690	$348
Derivatives Designated as Hedging Instruments
Foreign Exchange Currency Contracts Designated as Cash Flow Hedges
During the nine months ended October 31, 2020, the Company purchased U.S. dollar forward contracts in Europe totaling US$85.0 million that were designated as cash flow hedges. As of October 31, 2020, the Company had forward contracts outstanding for its European operations of US$106.0 million to hedge forecasted merchandise purchases, which are expected to mature over the next 14 months.
As of October 31, 2020, accumulated other comprehensive income (loss) related to foreign exchange currency contracts included a net unrealized loss of approximately $0.9 million, net of tax, which will be recognized in cost of product sales over the following 12 months, at the then current values on a pre-tax basis, which can be different than the current quarter-end values.
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
As of October 31, 2020, accumulated other comprehensive income (loss) related to the interest rate swap agreement included a net unrealized loss of $0.8 million, net of tax, which will be recognized in interest expense after the following 12 months, at the then current values on a pre-tax basis, which can be different than the current quarter-end values.
The following table summarizes the gains (losses) before taxes recognized on the derivative instruments designated as cash flow hedges in OCI and net earnings (loss) for the three and nine months ended October 31, 2020 and November 2, 2019 (in thousands):

	Gains (Losses) Recognized in OCI		Location of Gains (Losses) Reclassified from Accumulated OCI into Earnings	Gains (Losses) Reclassified from Accumulated OCI into Earnings
	Three Months Ended			Three Months Ended
	Oct 31, 2020	Nov 2, 2019		Oct 31, 2020	Nov 2, 2019
Derivatives designated as cash flow hedges:
Foreign exchange currency contracts	$1,314	$958	Cost of product sales	$1,804	$2,826
Interest rate swap	151	(99)	Interest expense	(67)	28

	Gains (Losses) Recognized in OCI		Location of Gain (Loss) Reclassified from Accumulated OCI into Earnings (Loss)	Gains (Losses) Reclassified from Accumulated OCI into Earnings (Loss)
	Nine Months Ended			Nine Months Ended
	Oct 31, 2020	Nov 2, 2019		Oct 31, 2020	Nov 2, 2019
Derivatives designated as cash flow hedges:
Foreign exchange currency contracts	$(2,034)	$8,676	Cost of product sales	$6,299	$4,813
Interest rate swap	(862)	(1,095)	Interest expense	(112)	118

The following table summarizes net after-tax derivative activity recorded in accumulated other comprehensive income (loss) (in thousands):

	Three Months Ended		Nine Months Ended
	Oct 31, 2020	Nov 2, 2019	Oct 31, 2020	Nov 2, 2019
Beginning balance gain (loss)	$(1,499)	$9,069	$6,300	$2,999
Cumulative adjustment from adoption of new accounting guidance[1]	—	—	—	1,981
Net gains (losses) from changes in cash flow hedges	1,286	776	(2,546)	6,618
Net gains reclassified into earnings (loss)	(1,553)	(2,527)	(5,520)	(4,280)
Ending balance gain (loss)	$(1,766)	$7,318	$(1,766)	$7,318
______________________________________________________________________
Notes:
1    During the first quarter of fiscal 2020, the Company adopted new authoritative guidance which eliminated the requirement to separately measure and report ineffectiveness for instruments that qualify for hedge accounting and generally requires that the entire change in the fair value of such instruments ultimately be presented in the same line as the respective hedge item. As a result, there is no interest component recognized for the ineffective portion of instruments that qualify for hedge accounting, but rather all changes in the fair value of such instruments are included in other comprehensive income (loss). Upon adoption of this guidance, the Company reclassified $2.0 million in gains from retained earnings to accumulated other comprehensive loss related to the previously recorded interest component on outstanding instruments that qualified for hedge accounting.
Foreign Exchange Currency Contracts Not Designated as Hedging Instruments
As of October 31, 2020, the Company had euro foreign exchange currency contracts to purchase US$38.0 million expected to mature over the next seven months.
The following table summarizes the gains (losses) before taxes recognized on the derivative instruments not designated as hedging instruments in other income (expense) for the three and nine months ended October 31, 2020 and November 2, 2019 (in thousands):

	Location of Gain (Loss) Recognized in Earnings (Loss)	Gain (Loss) Recognized in Earnings (Loss)
		Three Months Ended		Nine Months Ended
		Oct 31, 2020	Nov 2, 2019	Oct 31, 2020	Nov 2, 2019
Derivatives not designated as hedging instruments:
Foreign exchange currency contracts	Other income (expense)	$506	$(184)	$(3,112)	$624
At February 1, 2020, the Company had euro foreign exchange currency contracts to purchase US$46.1 million.

(17)Subsequent Events
Dividends
On December 2, 2020, the Company announced a regular quarterly cash dividend of $0.1125 per share on the Company’s common stock. The cash dividend will be paid on January 4, 2021 to shareholders of record as of the close of business on December 16, 2020.

ITEM 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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
Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed. Factors which may cause actual results in future periods to differ materially from current expectations include, among others: our ability to maintain our brand image and reputation; domestic and international economic or political conditions, including economic and other events that could negatively impact consumer confidence and discretionary consumer spending; the continuation or worsening of impacts related to the COVID-19 pandemic, including business, financial, human capital, litigation and other impacts to the Company and its partners; our ability to successfully negotiate rent relief or other lease-related terms with our landlords; our ability to successfully negotiate or defer our vendor obligations; our ability to maintain adequate levels of liquidity; changes to estimates related to impairments, inventory and other reserves, including the impact of the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act enacted in March 2020, which were made using the best information available at the time; changes in the competitive marketplace and in our commercial relationships; our ability to anticipate and adapt to changing consumer preferences and trends; our ability to manage our inventory commensurate with customer demand; risks related to the timing and costs of delivering merchandise to our stores and our wholesale customers; unexpected or unseasonable weather conditions; our ability to effectively operate our various retail concepts, including securing, renewing, modifying or terminating leases for store locations; our ability to successfully and/or timely implement our growth strategies and other strategic initiatives; our ability to successfully implement or update information technology systems, including enhancing our global omni-channel capabilities; our ability to expand internationally and operate in regions where we have less experience, including through joint ventures; risks related to our convertible senior notes issued in April 2019, including our ability to settle the liability in cash; our ability to successfully or timely implement plans for cost reductions; our ability to effectively and efficiently manage the volume and costs associated with our European distribution centers without incurring shipment delays; our ability to attract and retain key personnel; obligations or changes in estimates arising from new or existing litigation, tax and other regulatory proceedings; risks related to the complexity of the 2017 Tax Cuts and Jobs Act (the “Tax Reform”), future clarifications and legislative amendments thereto, as well as our ability to accurately interpret and predict its impact on our cash flows and financial condition; the risk of economic uncertainty associated with the transition period of the United Kingdom’s departure from the European Union (“Brexit”) or any other similar referendums that may be held; the occurrence of unforeseen epidemics, such as the COVID-19 pandemic; other catastrophic events; changes in U.S. or foreign tax or tariff policy, including changes to tariffs on imports into the U.S.; risk of future non-cash asset impairments, including goodwill, right of-use lease assets and/or other store asset impairments; restructuring charges; our ability to adapt to new regulatory compliance and disclosure obligations; risks associated with our foreign operations, such as violations of laws prohibiting improper payments and the burdens of complying with a variety of foreign laws and regulations (including global data privacy regulations); risks associated with the acts or omissions of our third party vendors, including a failure to comply with our vendor code of conduct or other policies; risks associated with cyber-attacks and other cyber security risks; risks associated with our ability to properly collect, use, manage and secure consumer and employee data; risks associated with our vendors’ ability to maintain the strength and security of information technology systems; and changes in economic, political, social and other conditions affecting our foreign operations and sourcing, including the impact of currency fluctuations, global tax rates and economic and market conditions in the various countries in which we operate. These risks and uncertainties are discussed in further detail under “Part I, Item 1A. Risk Factors” contained in the Company’s most recent Annual Report on Form 10-K for the fiscal year ended February 1, 2020 and under “Part II, Item 1A. Risk Factors” contained herein, as such risk factors may be updated in our other filings made from time-to-time with the Securities and Exchange Commission (“SEC”) after the date of this report. We do not intend, and undertake no obligation, to update our forward-looking statements to reflect future events or circumstances. If we do update or correct one or more of these statements, investors and others should not conclude that we will make additional updates or corrections.
COVID-19 Business Update
The COVID-19 pandemic, which is ongoing and dynamic in nature, has had and is continuing to have a material impact on the Company’s financial performance. Since the start of the pandemic, the Company has experienced various temporary retail store closures in key regions globally, including the closure of a significant majority of its stores during the first quarter of fiscal 2021. During the second quarter of fiscal 2021, the Company gradually reopened most of its global fleet of stores. Toward the end of the third quarter of fiscal 2021, the Company started to incur a new round of government-mandated temporary store closures, resulting in the closure of just over 5% of our directly operated stores as of October 31, 2020, mostly in Europe. That percentage increased to slightly under 20% during the fiscal month of November, but recent store re-openings have helped decrease the store closure percentage to just under 10% as of November 29, 2020. The overall impact of these closures resulted in stores being closed for over 25% of the total days during the nine months ended October 31, 2020. The store closure impact was minimal during the third quarter of fiscal 2021. The Company will continue to reopen stores (and/or close again, if appropriate) as governmental guidelines and local conditions permit or require, taking an informed, measured approach based on numerous factors. The Company’s e-commerce sites have remained open in all regions throughout the pandemic. In addition to the impact of store closures, retail stores that are open have and continue to experience significant reductions in traffic and revenue. Many of the Company’s wholesale and licensing partners have also substantially reduced their operations. The Company has brought back furloughed store associates and support staff as stores reopen. The extent and duration of the global pandemic remains uncertain and may continue to impact consumer purchasing activity in the foreseeable future.
During the first nine months of fiscal 2021, in addition to the negative impact from lower net revenue, the Company’s operating results reflected asset impairment charges as well as additional inventory valuation reserves and higher allowances for markdowns and doubtful accounts due to the ongoing effects of the COVID-19 pandemic. These charges were partially offset by lower SG&A expenses driven primarily by expense savings, both one-time, such as furloughs and temporary salary reductions, and permanent, such as headcount reductions and lower discretionary spending. In addition, the Company benefited from various government assistance programs related primarily to the recovery of employee payroll costs as well as certain favorable tax treatments.
During the first nine months of fiscal 2021, the Company implemented a number of measures to help mitigate the operating and financial impact of the pandemic, including: (i) furloughing its U.S. and Canada store associates and significant portions of its U.S. and Canada corporate and distribution center associates and permanently reducing U.S. corporate headcount; (ii) implementing temporary tiered salary reductions for management level corporate employees, including its executive officers; (iii) deferring annual merit increases;

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
Although we are unable to determine with any degree of accuracy the length and severity of the COVID-19 pandemic, we expect it will continue to have a material impact on our consolidated financial position, consolidated results of operations, and consolidated cash flows in the foreseeable future.
Business Segments
The Company’s businesses are grouped into five reportable segments for management and internal financial reporting purposes: Americas Retail, Americas Wholesale, Europe, Asia and Licensing. Management evaluates segment performance based primarily on revenues and earnings (loss) from operations before corporate performance-based compensation costs, asset impairment charges, net gains (losses) on lease modifications, restructuring charges and certain non-recurring credits (charges), if any. The Americas Retail segment includes the Company’s retail and e-commerce operations in the Americas. The Americas Wholesale segment includes the Company’s wholesale operations in the Americas. The Europe segment includes the Company’s retail, e-commerce and wholesale operations in Europe and the Middle East. The Asia segment includes the Company’s retail, e‑commerce and wholesale operations in Asia and the Pacific. The Licensing segment includes the worldwide licensing operations of the Company. The business segment operating results exclude corporate overhead costs, which consist of shared costs of the organization, asset impairment charges, net gains (losses) on lease modifications, restructuring charges and certain non-recurring credits (charges), if any. Corporate overhead costs are presented separately and generally include, among other things, the following unallocated corporate costs: accounting and finance, executive compensation, corporate performance-based compensation, facilities, global advertising and marketing, human resources, information technology and legal. Information regarding these segments is summarized in “Part I, Item 1. Financial Statements – Note 8 – Segment Information.”
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
In addition, there are certain real estate leases that are denominated in a currency other than the functional currency of the respective entity that entered into the agreement (primarily Swiss francs, Russian roubles and Polish zloty). As a result, the Company may be exposed to volatility related to unrealized gains or losses on the translation of present value of future lease payment obligations when translated at the exchange rate as of a reporting period-end.
During the first nine months of fiscal 2021, the average U.S. dollar rate was stronger against the Canadian dollar, Chinese yuan, Korean won, Mexican peso, Russian rouble and Turkish lira and weaker against the euro and Japanese yen compared to the average rate in the same prior-year period. This had an overall favorable impact on the translation of our international revenues and loss from operations for the nine months ended October 31, 2020 compared to the same prior-year period.
If the U.S. dollar strengthens relative to the respective fiscal 2020 foreign exchange rates, foreign exchange could negatively impact our revenues and operating results, as well as our international cash and other balance sheet items, during the remainder of fiscal 2021, particularly in Canada, Europe (primarily with respect to the euro, Turkish lira and Russian rouble) and Mexico. Alternatively, if the U.S. dollar weakens relative to the respective fiscal 2020 foreign exchange rates, our revenues and operating results, as well as our other cash balance sheet items, could be positively impacted by foreign currency fluctuations during the remainder of fiscal 2021, particularly in these regions.
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
As a result of significant temporary store closures resulting from the COVID-19 pandemic, the Company has not disclosed any comparable store sales measures when discussing the results of operations for the nine months ended October 31, 2020. We believe that comparable store sales measures for the nine months ended October 31, 2020 are not meaningful to the evaluation of the Company’s results until the impact from the temporary store closures resulting from the COVID-19 pandemic has normalized.
Other
The Company operates on a 52/53-week fiscal year calendar, which ends on the Saturday nearest to January 31 of each year. The nine months ended October 31, 2020 had the same number of days as the nine months ended November 2, 2019.

Executive Summary
Overview
Net earnings attributable to Guess?, Inc. increased 112.3% to $26.4 million, or diluted earnings of $0.41 per common share, for the quarter ended October 31, 2020, compared to net earnings attributable to Guess?, Inc. of $12.4 million, or diluted earnings of $0.18 per common share, for the quarter ended November 2, 2019.
During the quarter ended October 31, 2020, the Company recognized $10.3 million of asset impairment charges; minimal net gains on lease modifications; a net credit of $0.2 million of certain professional services and legal fees and related costs; $0.7 million of separation charges; $2.6 million of amortization of debt discount related to the Company’s convertible senior notes and $0.6 million in additional tax expense from certain discrete tax adjustments (or a combined $11.0 million, or $0.17 per share, negative impact after considering the related tax benefit of these adjustments of $3.1 million). Excluding the impact of these items, adjusted net earnings attributable to Guess?, Inc. were $37.4 million and adjusted diluted earnings were $0.58 per common share for the quarter ended October 31, 2020. During the quarter ended November 2, 2019, the Company recognized $1.8 million of asset impairment charges; a net credit of $1.4 million of certain professional services and legal fees and related costs and $2.4 million of amortization of debt discount related to the Company’s convertible senior notes (or a combined $2.5 million, or $0.04 per share, negative impact after considering the related tax benefit of these adjustments of $0.4 million). Excluding the impact of these items, adjusted net earnings attributable to Guess?, Inc. were $14.9 million and adjusted diluted earnings were $0.22 per common share for the quarter ended November 2, 2019. References to financial results excluding the impact of these items are non-GAAP measures and are addressed below under “Non-GAAP Measures.”
Highlights of the Company’s performance for the quarter ended October 31, 2020 compared to the same prior-year period are presented below, followed by a more comprehensive discussion under “Results of Operations”:
Operations
•Total net revenue decreased 7.6% to $569.3 million for the quarter ended October 31, 2020, from $615.9 million in the same prior-year quarter. In constant currency, net revenue decreased by 10.1%.
•Gross margin (gross profit as a percentage of total net revenue) increased 480 basis points to 42.1% for the quarter ended October 31, 2020, from 37.3% in the same prior-year period.
•Selling, general and administrative (“SG&A”) expenses as a percentage of total net revenue (“SG&A rate”) decreased 80 basis points to 32.5% for the quarter ended October 31, 2020, compared to 33.3% in the same prior-year period. SG&A expenses decreased 9.9% to $184.7 million for the quarter ended October 31, 2020, from $205.0 million in the same prior-year period.
•During the quarter ended October 31, 2020, the Company recognized asset impairment charges of $10.3 million, compared to $1.8 million in the same prior-year period.
•Operating margin increased 410 basis points to 7.8% for the quarter ended October 31, 2020, compared to 3.7% in the same prior-year period, driven primarily by the benefit of higher wholesale revenue in Europe as we elongated the fall-winter season’s shipment window and, to a lesser extent, higher initial markups in Europe and overall lower expenses, partially offset by the unfavorable impact from negative comparable sales. Higher asset impairment charges unfavorably impacted operating margin by 150 basis points during the quarter ended October 31, 2020 compared to the same prior-year period. Lower net credits related to certain professional service and legal fees and related costs unfavorably impacted operating margin by 30 basis points during the quarter ended October 31, 2020. Separation charges unfavorably impacted operating margin by 10 basis points during the quarter ended October 31, 2020. Earnings from operations were $44.5 million for the quarter ended October 31, 2020, compared to $22.6 million in the same prior-year period.
•Other expense, net (including interest income and expense), was $11.8 million for the quarter ended October 31, 2020, compared to $4.5 million in the same prior-year period.
•The effective income tax rate decreased to 15.7% for the quarter ended October 31, 2020, compared to 25.1% in the same prior-year period. The Company’s effective tax rate for the quarter ended October 31, 2020 included the unfavorable impact from certain discrete tax adjustments totaling $0.6 million.
Key Balance Sheet Accounts
•The Company had $365.3 million in cash and cash equivalents and $0.2 million in restricted cash as of October 31, 2020, compared to $110.1 million in cash and cash equivalents and $0.5 million in restricted cash at November 2, 2019.
◦As of October 31, 2020, the Company had $51.9 million in outstanding borrowings under its term loans and $9.2 million in outstanding borrowings under its credit facilities to help ensure financial flexibility and liquidity in response to uncertainty surrounding the COVID-19 pandemic.
◦During the nine months ended October 31, 2020, the Company repurchased 4.0 million shares of its common stock for $38.9 million (including commissions). During fiscal 2020, the Company used $170 million of proceeds from its offering of convertible senior notes to enter into an accelerated share repurchase program (“ASR Contract”), pursuant to which it received a total of approximately 10.6 million shares. The Company also repurchased shares of its common stock for $118.1 million (including commissions) during fiscal 2020.
•Accounts receivable consists of trade receivables relating primarily to the Company’s wholesale business in Europe and, to a lesser extent, to its wholesale businesses in the Americas and Asia, royalty receivables relating to its licensing operations, credit card and retail concession receivables related to its retail businesses and certain other receivables. Accounts receivable increased by $0.2 million, or 0.1%, to $300.4 million as of October 31, 2020, from $300.2 million at November 2, 2019. On a constant currency basis, accounts receivable decreased by $5.5 million, or 1.8%, when compared to November 2, 2019.
•Inventory decreased by $126.7 million, or 24.4%, to $393.2 million as of October 31, 2020, from $519.9 million at November 2, 2019. On a constant currency basis, inventory decreased by $127.9 million, or 24.6%, when compared to November 2, 2019.
Global Store Count
In the third quarter of fiscal 2021, together with our partners, we opened 17 new stores worldwide, consisting of ten stores in Europe and the Middle East, six stores in Asia and the Pacific and one store in Central and South America. Together with our partners, we closed 35 stores worldwide, consisting of 15 stores in Asia and the Pacific, ten stores in Europe and the Middle East, five stores in the U.S., four stores in Central and South America and one store in Canada.

We ended the third quarter of fiscal 2021 with 1,604 stores and 368 concessions worldwide, comprised as follows:

	Stores			Concessions
Region	Total	Directly-Operated	Partner Operated	Total	Directly-Operated	Partner Operated
United States	254	252	2	1	—	1
Canada	78	78	—	—	—	—
Central and South America	107	72	35	27	27	—
Total Americas	439	402	37	28	27	1
Europe and the Middle East	742	511	231	43	43	—
Asia and the Pacific	423	155	268	297	109	188
Total	1,604	1,068	536	368	179	189
Of the total 1,604 stores, 1,325 were GUESS? stores, 178 were GUESS? Accessories stores, 63 were G by GUESS (GbG) stores and 38 were MARCIANO stores.
Results of Operations
Three Months Ended October 31, 2020 and November 2, 2019
Consolidated Results
Net Revenue. Net revenue decreased by $46.7 million, or 7.6%, to $569.3 million for the quarter ended October 31, 2020, from $615.9 million for the quarter ended November 2, 2019. In constant currency, net revenue decreased by 10.1%, driven primarily by the unfavorable impact on revenue due primarily to negative comparable sales driven primarily by lower store traffic and, to a lesser extent, lower wholesale shipments in Americas Wholesale resulting from lower demand as a result of the COVID-19 pandemic. This was partially offset by the benefit of higher European wholesale revenue as we elongated the fall-winter season’s shipment window. Currency translation fluctuations relating to our foreign operations favorably impacted net revenue by $15.5 million, compared to the same prior-year period.
Gross Margin. Gross margin increased 480 basis points to 42.1% for the quarter ended October 31, 2020, compared to 37.3% in the same prior-year period, of which 280 basis points was due to a lower occupancy rate and 200 basis points due to higher product margins. The lower occupancy rate was driven primarily by leveraging of occupancy costs due mainly to higher European wholesale revenue and, to a lesser extent, the favorable impact from rent concessions granted related to the COVID-19 pandemic primarily in Europe, partially offset by the unfavorable impact from negative comparable sales. The higher product margins were driven primarily by higher initial markups in Europe during the quarter ended October 31, 2020, compared to the same prior-year period.
Gross Profit. Gross profit increased by $10.0 million, or 4.4%, to $239.5 million for the quarter ended October 31, 2020, compared to $229.5 million in the same prior-year period. The increase in gross profit, which included the favorable impact of currency translation, was due primarily to lower occupancy costs and, to a lesser extent, higher overall product margins, partially offset by the unfavorable impact on gross profit from lower revenue. Currency translation fluctuations relating to our foreign operations favorably impacted gross profit by $6.9 million.
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
SG&A Rate. The Company’s SG&A rate decreased 80 basis points to 32.5% for the quarter ended October 31, 2020, from 33.3% in the same prior-year period. The Company’s SG&A rate included the unfavorable impact of 30 basis points from lower net credits related to certain professional service and legal fees and related costs which the Company otherwise would not have incurred as part of its business operations and the unfavorable impact of 10 basis points from separation charges. Excluding these items, the SG&A rate would have decreased by 120 basis points during the quarter ended October 31, 2020 compared to the same prior-year period, driven by leveraging of expenses due to higher European wholesale revenue and, to a lesser extent, lower store selling expenses in Americas Retail, partially offset by the unfavorable impact from negative comparable sales.
SG&A Expenses. SG&A expenses decreased by $20.3 million, or 9.9%, to $184.7 million for the quarter ended October 31, 2020, from $205.0 million in the same prior-year period. The decrease, which included the unfavorable impact of currency translation, was driven primarily by lower store selling expenses and, to a lesser extent, lower overall discretionary expenses. Currency translation fluctuations relating to our foreign operations unfavorably impacted SG&A expenses by $5.1 million.
Asset Impairment Charges. During the quarter ended October 31, 2020, the Company recognized $5.6 million in impairment of certain operating lease right-of-use assets and $4.7 million in impairment of property and equipment related to certain retail locations resulting from lower revenue and future cash flow projections from the ongoing effects of the COVID-19 pandemic. This compares to $1.3 million in impairment of property and equipment and $0.5 million in impairment of certain operating lease right-of-use assets related to certain retail locations resulting from under-performance and expected store closures during the quarter ended November 2, 2019. Currency translation fluctuations relating to our foreign operations unfavorably impacted asset impairment charges by $0.2 million.
Operating Margin. Operating margin increased 410 basis points to 7.8% for the quarter ended October 31, 2020, compared to 3.7% in the same prior-year period, driven primarily by the benefit of higher wholesale revenue in Europe as we elongated the fall-winter season’s shipment window and, to a lesser extent, higher initial markups in Europe and overall lower expenses, partially offset by the unfavorable impact from negative comparable sales. Higher asset impairment charges unfavorably impacted operating margin by 150 basis points during the quarter ended October 31, 2020 compared to the same prior-year period. Lower net credits related to certain professional service and legal fees and related costs unfavorably impacted operating margin by 30 basis points during the quarter ended October 31, 2020. Separation charges unfavorably impacted operating margin by 10 basis points during the quarter ended October 31, 2020. Excluding the impact of these items, the Company’s operating margin would have increased 600 basis points compared to the same prior-year period. The negative impact of currency on operating margin for the quarter was approximately 40 basis points.
Earnings from Operations.   Earnings from operations increased by $21.8 million, or 96.3%, to $44.5 million for the quarter ended October 31, 2020, compared to $22.6 million in the same prior-year period. Currency translation fluctuations relating to our foreign operations favorably impacted earnings from operations by $1.6 million.
Interest Expense, Net. Interest expense, net, was $5.2 million for the quarter ended October 31, 2020, compared to $4.5 million for the quarter ended November 2, 2019.
Other Expense, Net. Other expense, net, was $6.5 million for the quarter ended October 31, 2020, compared to $0.1 million in the same prior-year period. The change was driven primarily by market volatility which resulted in net unrealized losses on the translation of foreign currency balances and, to a lesser extent, net unrealized losses on our SERP-related assets, compared to net unrealized gains in the same prior-year quarter. This was partially offset by lower net losses related to one of our minority investments during the quarter ended October 31, 2020, compared to the same prior-year quarter.

Income Tax Expense.  Income tax expense for the quarter ended October 31, 2020 was $5.1 million, or a 15.7% effective tax rate, compared to $4.5 million, or a 25.1% effective tax rate, in the same prior-year period. Generally, income taxes for the interim periods are computed using the tax rate estimated to be applicable for the full fiscal year, adjusted for discrete items, which is subject to ongoing review and evaluation by management. During the quarter ended October 31, 2020, the Company recognized valuation allowances of $1.2 million resulting from jurisdictions where there have been cumulative net operating losses, limiting the Company’s ability to consider other subjective evidence to continue to recognize the existing deferred tax assets. This was partially offset by a discrete tax benefit of approximately $0.7 million related to lower forecasts for the current fiscal year which changes the estimate of the net operating losses that the Company can carryback to tax years with a higher federal corporate tax rate as allowed under the CARES Act. Excluding the impact from these items, the change in the effective tax rate was due primarily to a shift in the distribution of earnings among the Company’s tax jurisdictions during the quarter ended October 31, 2020, compared to the same prior-year period.
Net Earnings Attributable to Noncontrolling Interests. Net earnings attributable to noncontrolling interests were $1.2 million, net of taxes, for each of the quarters ended October 31, 2020 and November 2, 2019.
Net Earnings Attributable to Guess?, Inc. Net earnings attributable to Guess?, Inc. were $26.4 million for the quarter ended October 31, 2020, compared to $12.4 million in the same prior-year period. Diluted earnings per share were $0.41 for the quarter ended October 31, 2020, compared to $0.18 in the same prior-year period. We estimate that the favorable impact from the Company’s share repurchases was $0.03 on diluted earnings per share for the quarter ended October 31, 2020. We also estimate that the negative impact of currency on diluted earnings per share for the quarter ended October 31, 2020 was approximately $0.11 per share. During the quarter ended October 31, 2020, the Company recognized $10.3 million of asset impairment charges; minimal net gains on lease modifications; a net credit of $0.2 million of certain professional services and legal fees and related costs; $0.7 million of separation charges; $2.6 million of amortization of debt discount related to the Company’s convertible senior notes and $0.6 million in additional tax expense from certain discrete tax adjustments (or a combined $11.0 million, or $0.17 per share, negative impact after considering the related tax benefit of these adjustments of $3.1 million). Excluding the impact of these items, adjusted net earnings attributable to Guess?, Inc. were $37.4 million and adjusted diluted earnings were $0.58 per common share for the quarter ended October 31, 2020. We estimate that the favorable impact from the Company’s share repurchases was $0.05 on adjusted diluted earnings per share for the quarter ended October 31, 2020. During the quarter ended November 2, 2019, the Company recognized $1.8 million of asset impairment charges; a net credit of $1.4 million of certain professional services and legal fees and related costs and $2.4 million of amortization of debt discount related to the Company’s convertible senior notes (or a combined $2.5 million, or $0.04 per share, negative impact after considering the related tax benefit of these adjustments of $0.4 million). Excluding the impact of these items, adjusted net earnings attributable to Guess?, Inc. were $14.9 million and adjusted diluted earnings were $0.22 per common share for the quarter ended November 2, 2019. References to financial results excluding the impact of these items are non-GAAP measures and are addressed below under “Non-GAAP Measures.”

Information by Business Segment
The following table presents our net revenue and earnings (loss) from operations by segment for the three months ended October 31, 2020 and November 2, 2019 (dollars in thousands):

	Three Months Ended
	Oct 31, 2020	Nov 2, 2019	$ Change	% Change
Net revenue:
Americas Retail	$130,328	$177,824	$(47,496)	(26.7%)
Americas Wholesale	35,971	56,398	(20,427)	(36.2%)
Europe	321,574	277,253	44,321	16.0%
Asia	61,978	82,261	(20,283)	(24.7%)
Licensing	19,433	22,208	(2,775)	(12.5%)
Total net revenue	$569,284	$615,944	$(46,660)	(7.6%)
Earnings (loss) from operations:
Americas Retail	$473	$1,601	$(1,128)	(70.5%)
Americas Wholesale	8,247	11,216	(2,969)	(26.5%)
Europe	51,476	19,475	32,001	164.3%
Asia	1,415	(2,432)	3,847	158.2%
Licensing	18,228	19,372	(1,144)	(5.9%)
Total segment earnings from operations	79,839	49,232	30,607	62.2%
Corporate overhead	(25,058)	(24,736)	(322)	1.3%
Asset impairment charges	(10,335)	(1,847)	(8,488)	459.6%
Net gains on lease modifications	21	—	21
Total earnings from operations	$44,467	$22,649	$21,818	96.3%

Operating margins:
Americas Retail	0.4%	0.9%
Americas Wholesale	22.9%	19.9%
Europe	16.0%	7.0%
Asia	2.3%	(3.0%)
Licensing	93.8%	87.2%
Total Company	7.8%	3.7%
Americas Retail
Net revenue from our Americas Retail segment decreased by $47.5 million, or 26.7%, to $130.3 million for the quarter ended October 31, 2020, from $177.8 million in the same prior-year period. In constant currency, net revenue decreased by 26.2%, due primarily to lower comparable sales driven primarily by reduced store traffic resulting from the COVID-19 pandemic and, to a lesser extent, the negative impact from permanent store closures. Comparable sales (including e-commerce) decreased 21% in U.S. dollars and 20% in constant currency compared to the same prior-year period. The inclusion of our e-commerce sales increased the comparable sales percentage by 2% in U.S. dollars and constant currency. Excluding the impact from the temporary store closures, the store base for the U.S. and Canada decreased by an average of 32 net stores during the quarter ended October 31, 2020 compared to the same prior-year period, resulting in a 6.0% net decrease in average square footage. Currency translation fluctuations relating to our non-U.S. retail stores and e-commerce sites unfavorably impacted net revenue by $0.9 million.
Operating margin decreased 50 basis points to 0.4% for the quarter ended October 31, 2020, from 0.9% in the same prior-year quarter, due to lower gross margins and, to a lesser extent, a higher SG&A rate. The lower gross margins were driven primarily by overall deleveraging of occupancy costs due primarily to negative comparable sales, partially offset by lower lease costs. The higher SG&A rate was driven primarily by overall deleveraging of expenses, partially offset by lower store selling expenses due primarily to lower payroll costs.
Earnings from operations from our Americas Retail segment decreased by $1.1 million, or 70.5%, to $0.5 million for the quarter ended October 31, 2020, from $1.6 million in the same prior-year period. The deterioration is due primarily to the unfavorable impact on earnings from lower revenue, partially offset by lower store selling expenses and lower occupancy costs.
Americas Wholesale
Net revenue from our Americas Wholesale segment decreased by $20.4 million, or 36.2%, to $36.0 million for the quarter ended October 31, 2020, from $56.4 million in the same prior-year period. In constant currency, net revenue decreased by 34.2%, driven primarily by our U.S. wholesale business due mainly to lower demand resulting from the COVID-19 pandemic. Currency translation fluctuations relating to our non-U.S. wholesale businesses unfavorably impacted net revenue by $1.2 million.
Operating margin increased 300 basis points to 22.9% for the quarter ended October 31, 2020, compared to 19.9% in the same prior-year quarter, due primarily to overall higher product margins.
Earnings from operations from our Americas Wholesale segment decreased by $3.0 million, or 26.5%, to $8.2 million for the quarter ended October 31, 2020, from $11.2 million in the same prior-year period. The decrease reflects the unfavorable impact on earnings from lower revenue.
Europe
Net revenue from our Europe segment increased by $44.3 million, or 16.0%, to $321.6 million for the quarter ended October 31, 2020, compared to $277.3 million in the same prior-year period. In constant currency, net revenue increased by 10.2%, driven primarily by the benefit of higher wholesale revenue as we elongated the fall-winter season’s shipment window, partially offset by lower comparable sales driven by reduced store traffic resulting from the COVID-19 pandemic. Comparable sales (including e-commerce) decreased 9% in U.S. dollars and 13% in constant currency compared to the same prior-year period. The inclusion of our e-commerce sales increased the comparable sales percentage by 6% in U.S. dollars and 5% in constant currency. As of October 31, 2020, we directly operated 511 stores in Europe compared to 516 stores at November 2, 2019, excluding concessions, which represents a 1.0% decrease over the same prior-year period. Currency translation fluctuations relating to our European operations favorably impacted net revenue by $16.0 million.
Operating margin increased 900 basis points to 16.0% for the quarter ended October 31, 2020, compared to 7.0% in the same prior-year quarter, due to higher overall gross margins and, to a lesser extent, a lower SG&A rate. The higher gross margins were driven primarily by higher initial markups and, to a lesser extent, overall leveraging of occupancy costs due to higher wholesale revenue and the favorable impact from certain rent concessions granted related to the COVID-19 pandemic. The lower SG&A rate was due primarily to overall leveraging of expenses resulting from higher wholesale revenue.
Earnings from operations from our Europe segment increased by $32.0 million, or 164.3%, to $51.5 million for the quarter ended October 31, 2020, compared to $19.5 million in the same prior-year period, driven primarily by the favorable impact on earnings from higher revenue. Currency translation fluctuations relating to our European operations favorably impacted earnings from operations by $2.4 million.
Asia
Net revenue from our Asia segment decreased by $20.3 million, or 24.7%, to $62.0 million for the quarter ended October 31, 2020, from $82.3 million in the same prior-year period. In constant currency, net revenue decreased by 26.6%, due primarily to the negative impact from permanent store closures and, to a lesser extent, lower comparable sales driven by reduced store traffic resulting from the COVID-19 pandemic. As of October 31, 2020, we and our partners operated 423 stores and 297 concessions in Asia, compared to 519 stores and 327 concessions at November 2, 2019. As of October 31, 2020, we directly operated 155 stores and 109 concessions in Asia, compared to 219 directly-operated stores and 154 concessions at November 2, 2019. Comparable sales (including e-commerce) decreased 15% in U.S. dollars and 18% in constant currency. The inclusion of our e-commerce sales decreased the comparable sales percentage by 1% in U.S. dollars and constant currency. Currency translation fluctuations relating to our Asian operations favorably impacted net revenue by $1.6 million.

Operating margin increased 530 basis points to 2.3% for the quarter ended October 31, 2020, from negative 3.0% in the same prior-year quarter, driven by higher gross margins and, to a lesser extent, a lower SG&A rate. The higher gross margins were driven primarily by overall higher product margins. The lower SG&A rate was driven primarily by the favorable impact of business mix.
Earnings from operations from our Asia segment was $1.4 million for the quarter ended October 31, 2020, compared to loss from operations of $2.4 million in the same prior-year period. The improvement was driven primarily by the favorable impact on earnings from lower SG&A expenses and, to a lesser extent, lower occupancy costs, partially offset by the unfavorable impact from lower revenue.
Licensing
Net royalty revenue from our Licensing segment decreased by $2.8 million, or 12.5%, to $19.4 million for the quarter ended October 31, 2020, from $22.2 million in the same prior-year period, due primarily to lower demand resulting from the COVID-19 pandemic.
Earnings from operations from our Licensing segment decreased by $1.1 million, or 5.9%, to $18.2 million for the quarter ended October 31, 2020, from $19.4 million in the same prior-year period. The decrease was driven by the unfavorable impact to earnings from lower revenue.
Corporate Overhead
Unallocated corporate overhead increased by $0.3 million to $25.1 million for the quarter ended October 31, 2020, compared to $24.7 million in the same prior-year period.
Nine Months Ended October 31, 2020 and November 2, 2019
Consolidated Results
Net Revenue. Net revenue decreased by $607.8 million, or 33.1%, to $1.23 billion for the nine months ended October 31, 2020, compared to $1.84 billion for the nine months ended November 2, 2019. In constant currency, net revenue decreased by 33.4%, driven primarily by the unfavorable impact on revenue due to temporary store closures and lower store traffic and, to a lesser extent, lower wholesale shipments resulting from lower demand as a result of the COVID-19 pandemic. Currency translation fluctuations relating to our foreign operations unfavorably impacted net revenue by $5.0 million, compared to the same prior-year period.
Gross Margin. Gross margin decreased 260 basis points to 34.3% for the nine months ended October 31, 2020, from 36.9% in the same prior-year period, of which 280 basis points was due to a higher occupancy rate, partially offset by 20 basis points due to higher product margins. The higher occupancy rate was driven primarily by overall deleveraging of occupancy costs due mainly to lower revenue resulting from the impact of the COVID-19 pandemic, partially offset by the favorable impact from rent concessions granted related to the COVID-19 pandemic primarily in Europe. The higher product margins were driven primarily by higher initial markups in Europe, partially offset by higher inventory reserves in Asia during the nine months ended October 31, 2020, compared to the same prior-year period.
Gross Profit. Gross profit decreased by $256.3 million, or 37.9%, to $420.8 million for the nine months ended October 31, 2020, from $677.1 million in the same prior-year period. The decrease in gross profit, which included the favorable impact of currency translation, was due primarily to the unfavorable impact on gross profit from lower revenue, partially offset by lower occupancy costs. Currency translation fluctuations relating to our foreign operations favorably impacted gross profit by $5.5 million.
SG&A Rate. The Company’s SG&A rate increased 480 basis points to 39.0% for the nine months ended October 31, 2020, compared to 34.2% in the same prior-year period. The Company’s SG&A rate included the unfavorable impact of 30 basis points from separation charges and the unfavorable impact of 10 basis from lower net credits related to certain professional service and legal fees and related costs which the Company otherwise would not have incurred as part of its business operations. Excluding these items, the Company’s SG&A rate would have increased by 440 basis points during nine months ended October 31, 2020 compared to the same prior-year period, driven by overall deleveraging of expenses due mainly to lower revenue resulting from the impact of the COVID-19 pandemic, partially offset by expense savings.
SG&A Expenses. SG&A expenses decreased by $149.5 million, or 23.8%, to $478.3 million for the nine months ended October 31, 2020, from $627.8 million in the same prior-year period. The decrease, which included the unfavorable impact of currency translation, was driven primarily by lower payroll costs and, to a lesser extent, lower overall discretionary expenses. The lower payroll costs were driven primarily by the impact of furloughs and, to a lesser extent, government assistance programs related to the recovery of employee payroll costs, temporary tiered salary reductions for management level corporate employees that have since been restored and permanent headcount reductions. Currency translation fluctuations relating to our foreign operations unfavorably impacted SG&A expenses by $0.3 million.
Asset Impairment Charges. During the nine months ended October 31, 2020, the Company recognized $42.1 million in impairment of certain operating lease right-of-use assets and $33.2 million in impairment of property and equipment related to certain retail locations resulting from lower revenue and future cash flow projections from the ongoing effects of the COVID-19 pandemic. This compares to $4.6 million in impairment of property and equipment and $0.5 million in impairment of certain operating lease right-of-use assets related to certain retail locations resulting from under-performance and expected store closures during the nine months ended November 2, 2019. Currency translation fluctuations relating to our foreign operations favorably impacted asset impairment charges by $1.4 million.
Net Gains on Lease Modifications. During the nine months ended October 31, 2020, the Company recorded net gains on lease modifications of $0.5 million related primarily to the early termination of lease agreements for certain of the Company’s retail locations. There were no net gains on lease modifications recorded during the nine months ended November 2, 2019.
Operating Margin. Operating margin decreased 13.2% to negative 10.8% for the nine months ended October 31, 2020, from 2.4% in the same prior-year period, driven primarily by overall deleveraging of expenses due to the negative impact from the COVID-19 pandemic on our global operations and, to a lesser extent, higher asset impairment charges. Higher asset impairment charges negatively impacted operating margin by 580 basis points during the nine months ended October 31, 2020 compared to the same prior-year period. Separation charges unfavorably impacted operating margin by 30 basis points during the nine months ended October 31, 2020. Lower net credits related to certain professional service and legal fees and related costs unfavorably impacted operating margin by 10 basis points during the nine months ended October 31, 2020. Excluding the impact of these items, the Company’s operating margin would have decreased 700 basis points compared to the same prior-year period. The positive impact of currency on operating margin for the first nine months of fiscal 2021 was approximately 20 basis points.
Earnings (Loss) from Operations.   Loss from operations was $132.4 million for the nine months ended October 31, 2020, compared to earnings from operations of $44.2 million in the same prior-year period. Currency translation fluctuations relating to our foreign operations favorably impacted loss from operations by $6.7 million.
Interest Expense, Net. Interest expense, net, was $15.6 million for the nine months ended October 31, 2020, compared to $10.0 million for the nine months ended November 2, 2019. The increase in interest expense was due primarily to higher amortization of debt discount and higher interest expense related to the Company’s convertible senior notes during the nine months ended October 31, 2020.
Other Expense, Net. Other expense, net, was $20.6 million for the nine months ended October 31, 2020, compared to $4.3 million in the same prior-year period. The change was due primarily to market volatility which resulted in higher unrealized losses on the translation of foreign currency balances and, to a lesser extent, lower net unrealized gains on our SERP-related assets, compared to the same prior-year period. During the first nine months of fiscal 2021, the Company also recognized net mark-to-market losses on revaluation of foreign exchange currency contracts, compared to gains in the same prior-year period.

Income Tax Expense (Benefit).  Income tax benefit for the nine months ended October 31, 2020 was $14.9 million, or an 8.8% effective tax rate, compared to income tax expense of $10.6 million, or a 35.7% effective tax rate, in the same prior-year period. Generally, income taxes for the interim periods are computed using the tax rate estimated to be applicable for the full fiscal year, adjusted for discrete items, which is subject to ongoing review and evaluation by management. During the nine months ended October 31, 2020, the Company recognized a valuation allowance of $4.9 million resulting from jurisdictions where there have been cumulative net operating losses, limiting the Company’s ability to consider other subjective evidence to continue to recognize the existing deferred tax assets. This was partially offset by a tax benefit of approximately $4.6 million from a tax rate change related to the ability to carryback net operating losses to tax years with a higher federal corporate tax rate as allowed under the CARES Act enacted in March 2020. Excluding the impact of these items, the change in the effective tax rate was due primarily to a shift in the distribution of earnings among the Company’s tax jurisdictions during the nine months ended October 31, 2020, compared to the same prior-year period.
Net Earnings (Loss) Attributable to Noncontrolling Interests. Net loss attributable to noncontrolling interests was $2.0 million, net of taxes, for the nine months ended October 31, 2020, compared to net earnings attributable to noncontrolling interests of $2.8 million, net of taxes, for the nine months ended November 2, 2019.
Net Earnings (Loss) Attributable to Guess?, Inc. Net loss attributable to Guess?, Inc. was $151.6 million for the nine months ended October 31, 2020, compared to net earnings attributable to Guess?, Inc. of $16.4 million in the same prior-year period. Diluted loss per share was $2.35 for the nine months ended October 31, 2020, compared to diluted earnings per share of $0.22 in the same prior-year period. We estimate that the unfavorable impact from the Company’s share repurchases and additional interest expense recognized related to the offering of convertible senior notes had a net negative impact on diluted loss per share of $0.35 for the nine months ended October 31, 2020. We also estimate that the negative impact of currency on diluted loss per share for the nine months ended October 31, 2020 was approximately $0.17 per share. During the nine months ended October 31, 2020, the Company recognized $75.3 million of asset impairment charges; $0.5 million of net gains on lease modifications; a net credit of $0.1 million of certain professional services and legal fees and related costs; $3.4 million of separation charges; $7.8 million of amortization of debt discount related to the Company’s convertible senior notes; and $0.8 million in additional tax expense from certain discrete tax adjustments (or a combined $69.5 million, or $1.08 per share, negative impact after considering the related tax benefit of these adjustments of $17.3 million). Excluding the impact of these items, adjusted net loss attributable to Guess?, Inc. was $82.2 million and adjusted diluted loss was $1.27 per common share during the nine months ended October 31, 2020. We estimate that the unfavorable impact from share repurchases and additional interest expense recognized related to the offering of convertible senior notes had a net negative impact of $0.18 on adjusted diluted loss per share for the nine months ended October 31, 2020. During the nine months ended November 2, 2019, the Company recognized $5.1 million of asset impairment charges; a net credit of $0.7 million of certain professional services and legal fees and related costs; and $5.1 million of amortization of debt discount related to the Company’s convertible senior notes (or a combined $6.3 million, or $0.09 per share, negative impact after considering the related tax benefit of these adjustments of $3.2 million). Excluding the impact of these items, adjusted net earnings attributable to Guess?, Inc. were $22.7 million and adjusted diluted earnings per share were $0.31 per common share during the nine months ended November 2, 2019. References to financial results excluding the impact of these items are non-GAAP measures and are addressed below under “Non-GAAP Measures.”

Information by Business Segment
The following table presents our net revenue and earnings (loss) from operations by segment for the nine months ended October 31, 2020 and November 2, 2019 (dollars in thousands):

	Nine Months Ended
	Oct 31, 2020	Nov 2, 2019	$ Change	% Change
Net revenue:
Americas Retail	$314,977	$553,213	$(238,236)	(43.1%)
Americas Wholesale	82,131	144,505	(62,374)	(43.2%)
Europe	633,898	827,817	(193,919)	(23.4%)
Asia	152,554	250,752	(98,198)	(39.2%)
Licensing	44,514	59,568	(15,054)	(25.3%)
Total net revenue	$1,228,074	$1,835,855	$(607,781)	(33.1%)
Earnings (loss) from operations:
Americas Retail	$(40,904)	$5,746	$(46,650)	(811.9%)
Americas Wholesale	11,559	27,452	(15,893)	(57.9%)
Europe	27,865	54,742	(26,877)	(49.1%)
Asia	(24,729)	(10,435)	(14,294)	(137.0%)
Licensing	39,833	51,563	(11,730)	(22.7%)
Total segment earnings from operations	13,624	129,068	(115,444)	(89.4%)
Corporate overhead	(71,167)	(79,777)	8,610	(10.8%)
Asset impairment charges	(75,276)	(5,126)	(70,150)	1,368.5%
Net gains on lease modifications	450	—	450
Total earnings (loss) from operations	$(132,369)	$44,165	$(176,534)	(399.7%)
Operating margins:
Americas Retail	(13.0%)	1.0%
Americas Wholesale	14.1%	19.0%
Europe	4.4%	6.6%
Asia	(16.2%)	(4.2%)
Licensing	89.5%	86.6%
Total Company	(10.8%)	2.4%
Americas Retail
Net revenue from our Americas Retail segment decreased by $238.2 million, or 43.1%, to $315.0 million for the nine months ended October 31, 2020, compared to $553.2 million in the same prior-year period. In constant currency, net revenue decreased by 42.6%, driven primarily by temporary store closures and, to a lesser extent, lower store traffic resulting from the COVID-19 pandemic. Excluding the impact from the temporary store closures, the store base for the U.S. and Canada decreased by an average of 24 net stores during the nine months ended October 31, 2020 compared to the same prior-year period, resulting in a 4.3% net decrease in average square footage. Currency translation fluctuations relating to our non-U.S. retail stores and e-commerce sites unfavorably impacted net revenue by $2.7 million.
Operating margin decreased 14.0% to negative 13.0% for the nine months ended October 31, 2020, from 1.0% in the same prior-year period, due to lower gross margins and, to a lesser extent, a higher SG&A rate. The lower gross margins were driven primarily by overall deleveraging of occupancy costs due primarily to the negative impact from temporary store closures and lower store traffic. The higher SG&A rate was driven primarily by overall deleveraging of expenses, partially offset by lower store selling expenses due to payroll savings resulting from the temporary furlough of the Company’s store associates in the U.S. and Canada and lower overall payroll costs.
Loss from operations from our Americas Retail segment was $40.9 million for the nine months ended October 31, 2020, compared to earnings from operations of $5.7 million in the same prior-year period. The deterioration is primarily due to the unfavorable impact on earnings from lower revenue, partially offset by lower store selling expenses and lower occupancy costs.

Americas Wholesale
Net revenue from our Americas Wholesale segment decreased by $62.4 million, or 43.2%, to $82.1 million for the nine months ended October 31, 2020, from $144.5 million in the same prior-year period. In constant currency, net revenue decreased by 40.8%, driven primarily by our U.S. wholesale business due mainly to lower demand resulting from the COVID-19 pandemic. Currency translation fluctuations relating to our non-U.S. wholesale businesses unfavorably impacted net revenue by $3.4 million.
Operating margin decreased 490 basis points to 14.1% for the nine months ended October 31, 2020, from 19.0% in the same prior-year period, due primarily to a higher SG&A rate driven primarily by overall deleveraging of expenses resulting from lower wholesale shipments.
Earnings from operations from our Americas Wholesale segment decreased by $15.9 million, or 57.9%, to $11.6 million for the nine months ended October 31, 2020, from $27.5 million in the same prior-year period. The decrease reflects the unfavorable impact on earnings from lower revenue.
Europe
Net revenue from our Europe segment decreased by $193.9 million, or 23.4%, to $633.9 million for the nine months ended October 31, 2020, from $827.8 million in the same prior-year period. In constant currency, net revenue decreased by 24.9%, driven primarily by temporary store closures and lower store traffic resulting from the COVID-19 pandemic and, to a lesser extent, lower wholesale shipments resulting from lower demand. Currency translation fluctuations relating to our European operations favorably impacted net revenue by $12.0 million.
Operating margin decreased 220 basis points to 4.4% for the nine months ended October 31, 2020, from 6.6% in the same prior-year period, driven by a higher SG&A rate, partially offset by higher gross margins. The higher SG&A rate was due primarily to overall deleveraging of expenses resulting from lower revenue. The higher gross margins were driven primarily by the favorable impact from certain rent concessions granted related to the COVID-19 pandemic and, to a lesser extent, higher initial markups, partially offset by overall deleveraging of occupancy costs due to lower revenue.
Earnings from operations from our Europe segment decreased by $26.9 million, or 49.1%, to $27.9 million for the nine months ended October 31, 2020, from $54.7 million in the same prior-year period. The decrease was driven primarily by the unfavorable impact on earnings from lower revenue, partially offset by lower occupancy costs and, to a lesser extent, lower SG&A expenses. Currency translation fluctuations relating to our European operations favorably impacted earnings from operations by $4.7 million.
Asia
Net revenue from our Asia segment decreased by $98.2 million, or 39.2%, to $152.6 million for the nine months ended October 31, 2020, compared to $250.8 million in the same prior-year period. In constant currency, net revenue decreased by 38.8%, driven primarily by lower store traffic and, to a lesser extent, permanent store closures and temporary store closures resulting from the COVID-19 pandemic. Currency translation fluctuations relating to our Asian operations unfavorably impacted net revenue by $0.9 million.
Operating margin decreased 12.0% to negative 16.2% for the nine months ended October 31, 2020, from negative 4.2% in the same prior-year period, driven by lower gross margins and, to a lesser extent, a higher SG&A rate. The lower gross margins were due primarily to the negative impacts from the COVID-19 pandemic which resulted in higher inventory reserves. The higher SG&A rate was driven primarily by overall deleveraging of expenses, partially offset by the favorable impact of business mix.
Loss from operations from our Asia segment deteriorated by $14.3 million, or 137.0%, to $24.7 million for the nine months ended October 31, 2020, from $10.4 million in the same prior-year period. The deterioration was driven primarily by the unfavorable impact on earnings from lower revenue and, to a lesser extent, lower product margins, partially offset by lower SG&A expenses and, to a lesser extent, lower occupancy costs. Currency translation fluctuations relating to our Asian operations favorably impacted loss from operations by $1.0 million.

Licensing
Net royalty revenue from our Licensing segment decreased by $15.1 million, or 25.3%, to $44.5 million for the nine months ended October 31, 2020, compared to $59.6 million in the same prior-year period, due primarily to lower demand resulting from the COVID-19 pandemic.
Earnings from operations from our Licensing segment decreased by $11.7 million, or 22.7%, to $39.8 million for the nine months ended October 31, 2020, compared to $51.6 million in the same prior-year period. The decrease was driven primarily by the unfavorable impact to earnings from lower revenue.
Corporate Overhead
Unallocated corporate overhead decreased by $8.6 million to $71.2 million for the nine months ended October 31, 2020, from $79.8 million in the same prior-year period, due primarily to lower performance-based compensation and, to a lesser extent, lower overall discretionary expenses.
Non-GAAP Measures
The Company’s reported financial results are presented in accordance with GAAP. The reported net earnings (loss) attributable to Guess?, Inc. and diluted earnings (loss) per share for the three and nine months ended October 31, 2020 reflect the impact of asset impairment charges, net gains on lease modifications, certain professional service and legal fees and related net credits, certain separation charges, amortization of debt discount on the Company’s convertible senior notes and the tax effects of these adjustments as well as certain discrete tax adjustments. The reported net earnings attributable to Guess?, Inc. and diluted earnings per share for the three and nine months ended November 2, 2019 reflect the impact of asset impairment charges, certain professional service and legal fees and related net credits, amortization of debt discount on the Company’s convertible senior notes and the tax effects of these adjustments as well as adjustments to uncertain tax positions excluded from results in prior years. These items affect the comparability of the Company’s reported results. The financial results are also presented on a non-GAAP basis, as defined in Section 10(e) of Regulation S-K of the SEC, to exclude the effect of these items. The Company believes that these items are not indicative of the underlying performance of its business and that the “non-GAAP” or “adjusted” information provided is useful for investors to evaluate the comparability of the Company’s operating results and its future outlook when reviewed in conjunction with the Company’s GAAP financial statements. The non-GAAP measures are provided in addition to, and not as alternatives for, the Company’s reported GAAP results.
The adjusted measures for the three months ended October 31, 2020 exclude the impact of $10.3 million of asset impairment charges; minimal net gains on lease modifications; a net credit of $0.2 million of certain professional services and legal fees and related costs; $0.7 million of separation charges; $2.6 million of amortization of debt discount on the Company’s convertible senior notes and $0.6 million in additional tax expense from certain discrete tax adjustments. The asset impairment charges related to the impairment of certain operating lease right-of-use assets and, to a lesser extent, impairment of property and equipment related to certain retail locations resulting from lower revenue and future cash flow projections from the ongoing effects of the COVID-19 pandemic. Certain professional service and legal fees and related (credits) costs were primarily due to amounts which the Company otherwise would not have incurred as part of its business operations. The separation-related charges mainly related to cash severance payments as a result of headcount reductions in response to the pandemic. During the three months ended October 31, 2020, the Company recognized valuation allowances of $1.2 million resulting from jurisdictions where there have been cumulative net operating losses, limiting the Company’s ability to consider other subjective evidence to continue to recognize the existing deferred tax assets. This was partially offset by a discrete tax benefit of approximately $0.7 million related to lower forecasts for the current fiscal year which changes the estimate of the net operating losses that the Company can carryback to tax years with a higher federal corporate tax rate as allowed under the CARES Act. These items resulted in a combined $11.0 million negative impact (after considering the related tax benefit of $3.1 million), or an unfavorable $0.17 per share impact during the three months ended October 31, 2020. Net earnings attributable to Guess?, Inc. were $26.4 million and diluted earnings were $0.41 per common share for the three months ended October 31, 2020. Excluding the impact of these items, adjusted net earnings attributable to Guess?, Inc. were $37.4 million and adjusted diluted earnings were $0.58 per common share for the three months ended October 31, 2020.
The adjusted measures for the nine months ended October 31, 2020 exclude the impact of $75.3 million of asset impairment charges; $0.5 million of net gains on lease modifications; a net credit of $0.1 million of certain professional services and legal fees and related costs; $3.4 million of separation charges; $7.8 million of amortization of debt discount related to the Company’s convertible senior notes; and $0.8 million in additional tax expense from certain discrete tax adjustments. The asset impairment charges related to the impairment of certain operating lease right-of-use assets and, to a lesser extent, impairment of property and equipment related to certain retail locations resulting from lower revenue and future cash flow projections from the ongoing effects of the COVID-19 pandemic. The net gains on lease modifications related primarily to the early termination of lease agreements for certain of the Company’s retail locations. The separation-related charges mainly related to certain cash severance payments, partially offset by adjustments to non-cash stock-based compensation expense related to our former Chief Executive Officer resulting from changes in expected performance conditions of certain previously granted stock awards that were no longer subject to service vesting requirements after his departure. During the nine months ended October 31, 2020, the Company recognized a valuation allowance of $4.9 million resulting from jurisdictions where there have been cumulative net operating losses, limiting the Company’s ability to consider other subjective evidence to continue to recognize the existing deferred tax assets. This was partially offset by a tax benefit of approximately $4.6 million from a tax rate change related to the ability to carryback net operating losses to tax years with a higher federal corporate tax rate as allowed under the CARES Act enacted in March 2020. These items resulted in a combined $69.5 million negative impact (after considering the related tax benefit of $17.3 million), or an unfavorable $1.08 per share impact during the nine months ended October 31, 2020. Net loss attributable to Guess?, Inc. was $151.6 million and diluted loss was $2.35 per common share for the nine months ended October 31, 2020. Excluding the impact of these items, adjusted net loss attributable to Guess?, Inc. was $82.2 million and adjusted diluted loss was $1.27 per common share for the nine months ended October 31, 2020.
The adjusted measures for the three months ended November 2, 2019 exclude the impact of $1.8 million of asset impairment charges; a net credit of $1.4 million of certain professional services and legal fees and related costs and $2.4 million of amortization of debt discount on the Company’s convertible senior notes. The asset impairment charges related primarily to the impairment of property and equipment and, to a lesser extent, impairment of certain operating lease right-of-use assets related to certain retail locations resulting from under-performance and expected store closures. These items resulted in a combined $2.5 million negative impact (after considering the related tax benefit of $0.4 million), or an unfavorable $0.04 per share impact during the three months ended November 2, 2019. Net earnings attributable to Guess?, Inc. were $12.4 million and diluted earnings were $0.18 per common share for the three months ended November 2, 2019. Excluding the impact of these items, adjusted net earnings attributable to Guess?, Inc. were $14.9 million and adjusted diluted earnings were $0.22 per common share for the three months ended November 2, 2019.
The adjusted measures for the nine months ended November 2, 2019 exclude the impact of $5.1 million of asset impairment charges; a net credit of $0.7 million of certain professional services and legal fees and related costs and $5.1 million of amortization of debt discount on the Company’s convertible senior notes. The asset impairment charges related primarily to the impairment of property and equipment and, to a lesser extent, impairment of certain operating lease right-of-use assets related to certain retail locations resulting from under-performance and expected store closures. These items resulted in a combined $6.3 million negative impact (after considering the related tax benefit of $3.2 million), or an unfavorable $0.09 per share impact during the nine months ended November 2, 2019. Net earnings attributable to Guess?, Inc. were $16.4 million and diluted earnings were $0.22 per common share for the nine months ended November 2, 2019. Excluding the impact of these items, adjusted net earnings attributable to Guess?, Inc. were $22.7 million and adjusted diluted earnings were $0.31 per common share for the nine months ended November 2, 2019.
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
Liquidity and Capital Resources
We need liquidity globally primarily to fund our working capital, occupancy costs, interest payments on our debt, remodeling and rationalization of our retail stores, shop-in-shop programs, concessions, systems, infrastructure, other existing operations, expansion plans, international growth and potential acquisitions and investments. In addition, in the U.S. we need liquidity to fund share repurchases and payment of dividends to our stockholders. Generally, our working capital needs are highest during the late summer and fall as our inventories increase before the holiday selling period. During the nine months ended October 31, 2020, we relied primarily on trade credit, available cash, real estate and other operating leases, finance leases, proceeds from our credit facilities and term loans and internally generated funds to finance our operations. We anticipate that we will be able to satisfy our ongoing cash requirements during the next 12 months for working capital, capital expenditures, payments on our debt, finance leases and operating leases as well as lease termination payments, potential acquisitions and investments, and share repurchases and dividend payments to stockholders, primarily with cash flow from operations and existing cash balances as supplemented by borrowings under our existing Credit Facility in the U.S. and Canada as well as bank facilities in Europe and China and proceeds from our term loans, as needed. As further noted above under the “—COVID-19 Business Update” section, the Company has also implemented a number of other measures to help preserve liquidity in response to the COVID-19 pandemic. We expect to settle the principal amount of our outstanding convertible senior notes in 2024 in cash and any excess in shares. Such arrangements are described further in “Part I, Item 1. Financial Statements – Note 9 – Borrowings and Finance Lease Obligations” and “Part I, Item 1. Financial Statements – Note 10 – Convertible Senior Notes and Related Transactions” of this Form 10-Q. Due to the seasonality of our business and cash needs, we may increase borrowings under our established credit facilities from time-to-time during the next 12 months. If we experience a sustained decrease in consumer demand related to the COVID-19 pandemic, we may require access to additional credit, which may not be available to us on commercially acceptable terms or at all.
On March 27, 2020, the U.S. government enacted the CARES Act to provide economic relief from the COVID-19 pandemic. Among other provisions, the CARES Act allows for a full offset of taxable income in a five-year carryback period for net operating losses, which will reduce current period tax expense and may result in a refund of previously paid income tax amounts at higher historical tax rates. During the nine months ended October 31, 2020, the Company recognized a tax benefit of approximately $4.6 million related to this provision.

In December 2017, the U.S. government enacted the Tax Reform, which significantly changed the U.S. corporate income tax laws, including moving from a global taxation regime to a territorial regime and lowering the U.S. federal corporate income tax rate from 35% to 21%. The Tax Reform also required a one-time mandatory transition tax on accumulated foreign earnings. Any income tax payable related to the transition tax is due over an eight-year period beginning in calendar 2018. The balance related to this transition tax included in other long-term liabilities was $19.9 million (excluding related interest) for each of the periods ended October 31, 2020 and February 1, 2020.
The Company has historically considered the undistributed earnings of its foreign subsidiaries to be indefinitely reinvested. As a result of the Tax Reform, the Company had a substantial amount of previously taxed earnings that could be distributed to the U.S. without additional U.S. taxation. The Company continues to evaluate its plans for reinvestment or repatriation of unremitted foreign earnings and regularly reviews its cash positions and determination of permanent reinvestment of foreign earnings. If the Company determines that all or a portion of such foreign earnings are no longer indefinitely reinvested, it may be subject to additional foreign withholding taxes and U.S. state income taxes, beyond the Tax Reform’s one-time transition tax. The Company intends to indefinitely reinvest the remaining earnings from the Company’s foreign subsidiaries for which a deferred tax liability has not already been recorded. As of October 31, 2020, the Company had cash and cash equivalents of $365.3 million, of which approximately $80.2 million was held in the U.S.
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
Nine Months Ended October 31, 2020 and November 2, 2019
The Company has presented below the cash flow performance comparison of the nine months ended October 31, 2020, compared to the nine months ended November 2, 2019.
Operating Activities
Net cash provided by operating activities was $98.4 million for the nine months ended October 31, 2020, compared to net cash used in operating activities of $28.0 million for the nine months ended November 2, 2019, or an improvement of $126.4 million. This improvement was driven primarily by favorable changes in working capital, partially offset by lower cash flows generated from net earnings. The favorable changes in working capital were due primarily to the extension of vendor payment terms on our accounts payable balances and the suspension and/or reduction of our operating lease payments, which could be temporary, as well as overall lower expenditures and improved inventory management. In addition, during the nine months ended November 2, 2019, net cash used in operating activities included the payment of the European Commission fine of $45.6 million which was imposed and accrued in fiscal 2019.

Investing Activities
Net cash used in investing activities was $14.6 million for the nine months ended October 31, 2020, compared to $48.0 million for the nine months ended November 2, 2019. Net cash used in investing activities for the nine months ended October 31, 2020 related primarily to capital expenditures incurred on investments in technology infrastructure and, to a lesser extent, existing store remodeling programs and international retail expansion. In addition, purchases of investments, settlements of forward exchange currency contracts and proceeds from the sale of long-term assets are also included in cash flows used in investing activities.
The decrease in cash used in investing activities was driven primarily by lower spending on retail expansion during the nine months ended October 31, 2020 compared to the same prior-year period. During the nine months ended October 31, 2020, the Company opened 13 directly-operated stores compared to 60 directly-operated stores that were opened in the same prior-year period.
Financing Activities
Net cash used in financing activities was $4.5 million for the nine months ended October 31, 2020, compared to net cash used in financing activities of $21.7 million for the nine months ended November 2, 2019. Net cash used in financing activities for the nine months ended October 31, 2020 related primarily to repurchases of shares of the Company’s common stock. In addition, payment of dividends, cash activity from the issuance of common stock under our equity plans, payments related to finance lease obligations, net proceeds from borrowings and net proceeds related to issuance of convertible senior notes and related warrants are also included in cash flows from financing activities.
The decrease in cash used in financing activities was driven primarily by the lower investments made in share repurchases and, to a lesser extent, lower payment of dividends and higher net proceeds received from borrowings during the nine months ended October 31, 2020 compared to the same prior-year period. This was partially offset by net proceeds from the issuance of convertible senior notes and related warrants during the nine months ended November 2, 2019.
Effect of Exchange Rates on Cash, Cash Equivalents and Restricted Cash
During the nine months ended October 31, 2020, changes in foreign currency translation rates increased our reported cash, cash equivalents and restricted cash balance by $1.4 million. This compares to a decrease of $2.7 million in cash, cash equivalents and restricted cash driven by changes in foreign currency translation rates during the nine months ended November 2, 2019.
Working Capital
As of October 31, 2020, the Company had net working capital (including cash and cash equivalents) of $397.5 million, compared to $425.8 million at February 1, 2020 and $340.8 million at November 2, 2019.
The Company’s primary working capital needs are for the current portion of lease liabilities, accounts receivable and inventory. The accounts receivable balance consists of trade receivables relating primarily to the Company’s wholesale business in Europe and, to a lesser extent, to its wholesale businesses in the Americas and Asia, royalty receivables relating to its licensing operations, credit card and retail concession receivables related to its retail businesses and certain other receivables. Accounts receivable increased by $0.2 million, or 0.1%, to $300.4 million as of October 31, 2020, from $300.2 million at November 2, 2019. On a constant currency basis, accounts receivable decreased by $5.5 million, or 1.8%, when compared to November 2, 2019. As of October 31, 2020, approximately 48% of our total net trade receivables and 61% of our European net trade receivables were subject to credit insurance coverage, certain bank guarantees or letters of credit for collection purposes. Our credit insurance coverage contains certain terms and conditions specifying deductibles and annual claim limits. Inventory decreased by $126.7 million, or 24.4%, to $393.2 million as of October 31, 2020, from $519.9 million at November 2, 2019. On a constant currency basis, inventory decreased by $127.9 million, or 24.6%, when compared to November 2, 2019, driven primarily by improved inventory management compared to the same prior-year period.

Capital Expenditures
Gross capital expenditures totaled $12.4 million, before deducting lease incentives of $1.2 million, for the nine months ended October 31, 2020. This compares to gross capital expenditures of $49.0 million, before deducting lease incentives of $5.0 million for the nine months ended November 2, 2019.
We will periodically evaluate strategic acquisitions and alliances and pursue those that we believe will support and contribute to our overall growth initiatives.
Dividends
On December 2, 2020, the Company announced a regular quarterly cash dividend of $0.1125 per share on the Company’s common stock. The cash dividend will be paid on January 4, 2021 to shareholders of record as of the close of business on December 16, 2020.
Decisions on whether, when and in what amounts to continue making any future dividend distributions will remain at all times entirely at the discretion of the Company’s Board of Directors, which reserves the right to change or terminate the Company’s dividend practices at any time and for any reason without prior notice. The payment of cash dividends in the future will be based upon a number of business, legal and other considerations, including the Company’s cash flow from operations, capital expenditures, debt service and covenant requirements, cash paid for income taxes, earnings, share repurchases, economic conditions and U.S. and global liquidity.
Share Repurchases
On June 26, 2012, the Company’s Board of Directors authorized a program to repurchase, from time-to-time and as market and business conditions warrant, up to $500 million of the Company’s common stock. Repurchases under the program may be made on the open market or in privately negotiated transactions, pursuant to Rule 10b5-1 trading plans or other available means. There is no minimum or maximum number of shares to be repurchased under the program, which may be discontinued at any time, without prior notice. There were 4,000,000 shares repurchased at an aggregate cost of $38.8 million under the program during the nine months ended October 31, 2020. The shares were repurchased during the three months ended August 1, 2020. During the nine months ended November 2, 2019, the Company repurchased 16,412,609 shares under the program at an aggregate cost of $280.5 million, which is inclusive of the shares repurchased under the ASR Contract. The Company repurchased 10,264,052 shares at an aggregate cost of $201.5 million during the three months ended May 4, 2019, 749,252 shares at an aggregate cost of $11.0 million during the three months ended August 3, 2019 and an additional 5,399,305 shares at an aggregate cost of $68.0 million during the three months ended November 2, 2019. As of October 31, 2020, the Company had remaining authority under the program to purchase $47.8 million of its common stock.
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
As a non-qualified pension plan, no dedicated funding of the SERP is required; however, the Company has made periodic payments into insurance policies held in a rabbi trust to fund the expected obligations arising under the non-qualified SERP. The amount of any future payments into the insurance policies, if any, may vary depending on investment performance of the trust. The cash surrender values of the insurance policies were $68.1 million and $67.7 million as of October 31, 2020 and February 1, 2020, respectively, and were included in other assets in the Company’s condensed consolidated balance sheets. As a result of changes in the value of the insurance policy investments, the Company recorded unrealized gains (losses) of $(0.3) million and $1.7 million in other income (expense) during the three and nine months ended October 31, 2020, respectively, and unrealized gains of $2.0 million and $5.0 million in other income during the three and nine months ended November 2, 2019, respectively. The projected benefit obligation was $51.6 million and $51.9 million as of October 31, 2020 and February 1, 2020, respectively, and was included in accrued expenses and other long-term liabilities in the Company’s condensed consolidated balance sheets depending on the expected timing of payments. SERP benefit payments of $0.4 million and $1.3 million were made during the three and nine months ended October 31, 2020, respectively. SERP benefit payments of $0.4 million and $1.3 million were made during the three and nine months ended November 2, 2019, respectively.
Contractual Obligations and Commitments
During the nine months ended October 31, 2020, the Company entered into certain term loans to ensure financial flexibility and maintain maximum liquidity in response to uncertainty surrounding the COVID-19 pandemic. See “Part I, Item 1. Financial Statements – Note 9 – Borrowings and Finance Lease Obligations” for further information on these arrangements. As of October 31, 2020, there were no other material changes to our contractual obligations and commitments outside the ordinary course of business compared to the disclosures included in our Form 10-K for the fiscal year ended February 1, 2020.
Wholesale Backlog
We generally receive orders for fashion apparel three to six months prior to the time the products are delivered to our customers’ stores. The backlog of wholesale orders at any given time is affected by various factors, including pricing, seasonality, cancellations, the scheduling of market weeks, and the timing of the receipt and shipment of orders and may include orders for multiple seasons. Accordingly, a comparison of backlogs of wholesale orders from period-to-period is not necessarily meaningful and may not be indicative of eventual actual shipments. This is particularly true in light of recent events resulting from the COVID-19 pandemic, which we expect could continue to have a material impact on our wholesale orders and backlog.
U.S. and Canada Backlog. Our U.S. and Canadian wholesale backlog as of November 30, 2020, consisting primarily of orders for fashion apparel, was $36.5 million in constant currency, compared to $47.5 million at December 2, 2019, a decrease of 23.3%.
Europe Backlog. As of November 29, 2020, the European wholesale backlog was €321.9 million, compared to €296.0 million at December 1, 2019, an increase of 8.8%. The backlog as of November 29, 2020 is comprised primarily of sales orders for the Spring/Summer 2021 and Fall/Winter 2021 seasons.
Application of Critical Accounting Policies and Estimates
Our critical accounting policies reflecting our estimates and judgments are described in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the fiscal year ended February 1, 2020 filed with the SEC on April 1, 2020. There have been no significant changes to our critical accounting policies during the nine months ended October 31, 2020.
Recently Issued Accounting Guidance
See “Part I, Item 1. Financial Statements – Note 1 – Basis of Presentation and New Accounting Guidance” for disclosures about recently issued accounting guidance.
ITEM 3.Quantitative and Qualitative Disclosures About Market Risk.
Exchange Rate Risk
More than two-thirds of product sales and licensing revenue recorded for the nine months ended October 31, 2020 were denominated in currencies other than the U.S. dollar. The Company’s primary exchange rate risk relates to operations in Europe, Canada, South Korea, China, Hong Kong and Mexico. Changes in

currencies affect our earnings in various ways. For further discussion on currency-related risk, please refer to our risk factors under “Part I, Item 1A. Risk Factors” contained in the Company’s most recent Annual Report on Form 10-K for the fiscal year ended February 1, 2020.
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
During the nine months ended October 31, 2020, the total foreign currency translation adjustment increased stockholders’ equity by $13.3 million, driven primarily by the weakening of the U.S. dollar against the euro.
Foreign Currency Transaction Gains and Losses
Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency, including gains and losses on foreign exchange currency contracts (see below), are included in the condensed consolidated statements of income (loss). Net foreign currency transaction gains (losses) of $(10.2) million and $3.1 million were included in the determination of net earnings (loss) for the nine months ended October 31, 2020 and November 2, 2019, respectively.
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
Foreign Exchange Currency Contracts Designated as Cash Flow Hedges
During the nine months ended October 31, 2020, the Company purchased U.S. dollar forward contracts in Europe totaling US$85.0 million that were designated as cash flow hedges. As of October 31, 2020, the Company had forward contracts outstanding for its European operations of US$106.0 million to hedge forecasted merchandise purchases, which are expected to mature over the next 14 months. The Company’s foreign exchange currency contracts are recorded in its condensed consolidated balance sheet at fair value based on quoted market rates. Changes in the fair value of the U.S. dollar forward contracts, designated as cash flow hedges for forecasted merchandise purchases, are recorded as a component of accumulated other comprehensive income (loss) within stockholders’ equity and are recognized in cost of product sales in the period that approximates the time the hedged merchandise inventory is sold. Changes in the fair value of the U.S. dollar forward contracts, designated as cash flow hedges for forecasted intercompany royalties, are recorded as a component of accumulated other comprehensive income (loss) within stockholders’ equity and are recognized in other income (expense) in the period in which the royalty expense is incurred.
As of October 31, 2020, accumulated other comprehensive income (loss) related to foreign exchange currency contracts included a net unrealized loss of approximately $0.9 million net of tax, which will be recognized in cost of product sales over the following 12 months, at the then current values on a pre-tax basis, which can be different than the current quarter-end values.
As of October 31, 2020, the net unrealized loss of the remaining open forward contracts recorded in the Company’s condensed consolidated balance sheet was approximately $1.2 million.
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
Foreign Exchange Currency Contracts Not Designated as Hedging Instruments
The Company has also foreign exchange currency contracts that are not designated as hedging instruments for accounting purposes. Changes in fair value of foreign exchange currency contracts not designated as hedging instruments are reported in net earnings (loss) as part of other income (expense). For the nine months ended October 31, 2020, the Company recorded a net loss of $3.1 million for its euro dollar foreign exchange currency contracts not designated as hedges, which has been included in other income (expense). As of October 31, 2020, the Company had euro foreign exchange currency contracts to purchase US$38.0 million expected to mature over the next seven months. As of October 31, 2020, the net unrealized loss of these open forward contracts recorded in the Company’s condensed consolidated balance sheet was approximately $0.8 million.
At February 1, 2020, the Company had euro foreign exchange currency contracts to purchase US$46.1 million. At February 1, 2020, the net unrealized gain of these open forward contracts recorded in the Company’s condensed consolidated balance sheet was approximately $0.9 million.
Sensitivity Analysis
As of October 31, 2020, a sensitivity analysis of changes in foreign currencies when measured against the U.S. dollar indicates that, if the U.S. dollar had uniformly weakened by 10% against all of the U.S. dollar denominated foreign exchange derivatives totaling US$144.0 million, the fair value of the instruments would have decreased by $16.0 million. Conversely, if the U.S. dollar uniformly strengthened by 10% against all of the U.S. dollar denominated foreign exchange derivatives, the fair value of these instruments would have increased by $13.1 million. Any resulting changes in the fair value of the hedged instruments may be partially offset by changes in the fair value of certain balance sheet positions (primarily U.S. dollar denominated liabilities in our foreign operations) impacted by the change in the foreign currency rate. The ability to reduce the exposure of currencies on earnings depends on the magnitude of the derivatives compared to the balance sheet positions during each reporting cycle.
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
As of October 31, 2020, accumulated other comprehensive income (loss) related to the interest rate swap agreement included a net unrealized loss of $0.8 million net of tax, which will be recognized in interest expense after the following 12 months, at the then current values on a pre-tax basis, which can be different than the current quarter-end values. As of October 31, 2020, the net unrealized loss of the interest rate swap recorded in the Company’s condensed consolidated balance sheet was approximately $1.1 million. As of February 1, 2020, the net unrealized loss of the interest rate swap recorded in the Company’s condensed consolidated balance sheet was approximately $0.3 million.
Sensitivity Analysis
As of October 31, 2020, the Company had borrowings under its credit facility arrangements of $9.2 million which are based on variable rates of interest. Accordingly, changes in interest rates would impact the Company’s results of operations in future periods. A 100 basis point increase in interest rates would not have a significant effect on interest expense for the nine months ended October 31, 2020.
As of October 31, 2020, the Company also had indebtedness related to term loans of $51.9 million, finance lease obligations of $22.2 million and its Mortgage Debt of $18.7 million. The term loans provide for annual interest rates ranging between 0.5% to 1.5%. The finance lease obligations are based on fixed interest rates derived from the respective agreements. The Mortgage Debt is covered by a separate interest rate swap agreement with a swap fixed interest rate of approximately 3.06% that matures in January 2026. The interest rate swap agreement is designated as a cash flow hedge and converts the nature of the Company’s Mortgage Debt from LIBOR floating-rate debt to fixed-rate debt.

The fair values of the Company’s debt instruments are based on the amount of future cash flows associated with each instrument discounted using the Company’s incremental borrowing rate. As of October 31, 2020 and February 1, 2020, the carrying value was not materially different from fair value, as the interest rates on the Company’s debt approximated rates currently available to the Company. The fair value of the Company’s convertible senior notes is determined based on inputs that are observable in the market and have been classified as Level 2 in the fair value hierarchy.
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
There was no change in our internal control over financial reporting during the third quarter of fiscal 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION
ITEM 1.Legal Proceedings.
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

ITEM 2.Unregistered Sales of Equity Securities and Use of Proceeds.
Items (a) and (b) are not applicable.
Item (c).  Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
August 2, 2020 to August 29, 2020
Repurchase program[1]	—	—	—	$47,834,956
Employee transactions[2]	—	—	—
August 30, 2020 to October 3, 2020
Repurchase program[1]	—	—	—	$47,834,956
Employee transactions[2]	1,029	$10.72	—
October 4, 2020 to October 31, 2020
Repurchase program[1]	—	—	—	$47,834,956
Employee transactions[2]	—	—	—
Total
Repurchase program[1]	—	—	—
Employee transactions[2]	1,029	$10.72	—
______________________________________________________________________
Notes:
1On June 26, 2012, the Company’s Board of Directors authorized a program to repurchase, from time-to-time and as market and business conditions warrant, up to $500 million of the Company’s common stock. Repurchases under the program may be made on the open market or in privately negotiated transactions, pursuant to Rule 10b5-1 trading plans or other available means. There is no minimum or maximum number of shares to be repurchased under the program, which may be discontinued at any time, without prior notice.
2Consists of shares surrendered to, or withheld by, the Company in satisfaction of employee tax withholding obligations that occur upon vesting of restricted stock awards/units granted under the Company’s 2004 Equity Incentive Plan, as amended.

ITEM 6.Exhibits.

Exhibit Number	Description
3.1.
Restated Certificate of Incorporation of the Registrant (incorporated by reference from Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-4419) filed July 30, 1996).

3.2.	Third Amended and Restated Bylaws of the Registrant (incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended February 3, 2018).
†10.1.	Fourth Amendment to Lease Agreement dated as of October 7, 2020 between the Registrant and 1444 Partners, Ltd. with respect to the Registrant's corporate headquarters.
†31.1.	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
†31.2.	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
††32.1.	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
††32.2.	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
†101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
†101.SCH	XBRL Taxonomy Extension Schema Document
†101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
†101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
†101.LAB	XBRL Taxonomy Extension Label Linkbase Document
†101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
†104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
_______________________________________________________________________________

†	Filed herewith
††	Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Guess?, Inc.

Date:	December 4, 2020	By:	/s/ CARLOS ALBERINI
Carlos Alberini
Chief Executive Officer

Date:	December 4, 2020	By:	/s/ KATHRYN ANDERSON
Kathryn Anderson
Chief Financial Officer
(Principal Financial Officer)