Form 10-K
period 2021-01-30
GUESS INC
filed 2021-04-09
CIK 912463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
☒  Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended January 30, 2021
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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No ☒
As of the close of business on July 31, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common equity stock held by non-affiliates of the registrant was $390,455,699 based upon the closing price of $10.34 on the New York Stock Exchange composite tape on such date. For this computation, the registrant has excluded the market value of all shares of its common stock reported as beneficially owned by executive officers and directors of the registrant. Such exclusion shall not be deemed to constitute an admission that any such person is an “affiliate” of the registrant.
As of the close of business on April 2, 2021, the registrant had 64,444,283 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the proxy statement for the registrant’s 2021 Annual Meeting of Stockholders are incorporated by reference into Part III herein.

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
Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed. Factors which may cause actual results in future periods to differ materially from current expectations include, among others: our ability to maintain our brand image and reputation; domestic and international economic or political conditions, including economic and other events that could negatively impact consumer confidence and discretionary consumer spending; the continuation or worsening of impacts related to the COVID-19 pandemic, including business, financial, human capital, litigation and other impacts to the Company and its partners; our ability to successfully negotiate rent relief or other lease-related terms with our landlords; our ability to successfully negotiate or defer our vendor obligations; our ability to maintain adequate levels of liquidity; changes to estimates related to impairments, inventory and other reserves, including the impact of the CARES Act, which were made using the best information available at the time; changes in the competitive marketplace and in our commercial relationships; our ability to anticipate and adapt to changing consumer preferences and trends; our ability to manage our inventory commensurate with customer demand; risks related to the timing and costs of delivering merchandise to our stores and our wholesale customers; unexpected or unseasonable weather conditions; our ability to effectively operate our various retail concepts, including securing, renewing, modifying or terminating leases for store locations; our ability to successfully and/or timely implement our growth strategies and other strategic initiatives; our ability to successfully implement or update information technology systems, including enhancing our global omni-channel capabilities; our ability to expand internationally and operate in regions where we have less experience, including through joint ventures; risks related to our convertible senior notes issued in April 2019, including our ability to settle the liability in cash; our ability to successfully or timely implement plans for cost reductions; our ability to effectively and efficiently manage the volume and costs associated with our European distribution centers without incurring shipment delays; our ability to attract and retain key personnel; obligations or changes in estimates arising from new or existing litigation, income tax and other regulatory proceedings; risks related to the complexity of the Tax Reform, future clarifications and legislative amendments thereto, as well as our ability to accurately interpret and predict its impact on our cash flows and financial condition; the risk of economic uncertainty associated with the United Kingdom’s departure from the European Union (“Brexit”) or any other similar referendums that may be held; the occurrence of unforeseen epidemics, such as the COVID-19 pandemic; other catastrophic events; changes in U.S. or foreign income tax or tariff policy, including changes to tariffs on imports into the U.S.; risk of future non-cash asset impairments, including goodwill, right-of-use lease assets and/or other store asset impairments; restructuring charges; our ability to adapt to new regulatory compliance and disclosure obligations; risks associated with our foreign operations, such as violations of laws prohibiting improper payments and the burdens of complying with a variety of foreign laws and regulations (including global data privacy regulations); risks associated with the acts or omissions of our third party vendors, including a failure to comply with our vendor code of conduct or other policies; risks associated with cyber-attacks and other cyber security risks; risks associated with our ability to properly collect, use, manage and secure consumer and employee data; risks associated with our vendors’ ability to maintain the strength and security of information technology systems; and changes in economic, political, social and other conditions affecting our foreign operations and sourcing, including the impact of currency fluctuations, global income tax rates and economic and market conditions in the various countries in which we operate. These risks and uncertainties are discussed in further detail under “Part I, Item 1A. Risk Factors” contained herein, as such risk factors may be updated in our other filings made from time to time with the Securities and Exchange Commission after the date of this report. You are cautioned not to place undue reliance on the forward-looking statements included in this report, which speak only as of the date of this Annual Report on Form 10-K. We do not intend, and undertake no obligation, to update our forward-looking statements to reflect future events or circumstances.

ii

PART I
ITEM 1.    Business.
General
Unless the context indicates otherwise, the terms “we,” “us,” “our” or the “Company” in this Form 10-K refer to Guess?, Inc. (“GUESS?”) and its subsidiaries on a consolidated basis.
We design, market, distribute and license one of the world’s leading lifestyle collections of contemporary apparel and accessories for men, women and children that reflect the American lifestyle and European fashion sensibilities. Our apparel is marketed under numerous trademarks including GUESS, GUESS?, GUESS U.S.A., GUESS Jeans, GUESS? and Triangle Design, MARCIANO, Question Mark and Triangle Design, a stylized G and a stylized M, GUESS Kids, Baby GUESS, YES, G by GUESS (GbG), GUESS by MARCIANO and Gc. The lines include full collections of clothing, including jeans, pants, skirts, dresses, activewear, shorts, blouses, shirts, jackets, knitwear and intimate apparel. In addition, we selectively grant licenses to design, manufacture and distribute a broad range of products that complement our apparel lines, including eyewear, watches, handbags, footwear, kids’ and infants’ apparel, outerwear, fragrance, jewelry and other fashion accessories. We also grant licenses to certain wholesale partners to operate and sell our products through licensed retail stores.
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
We operate on a 52/53-week fiscal year calendar, which ends on the Saturday nearest to January 31 of each year. All references herein to “fiscal 2021,” “fiscal 2020,” and “fiscal 2019” represent the results of the 52-week fiscal years ended January 30, 2021, February 1, 2020, and February 2, 2019. References to “fiscal 2022” represent the 52-week fiscal year ending January 29, 2022.
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
Global Diversification.   The global success of the GUESS? brand has reduced our reliance on any particular geographic region. This geographic diversification provides broad opportunities for long-term growth, even during regional economic slowdowns. The percentage of our revenue generated from outside of the U.S. has grown from approximately 32% of our total revenues for the year ended December 31, 2005 to approximately 74% of our total revenues for the year ended January 30, 2021. As of January 30, 2021, the Company directly operated 1,046 retail stores in the Americas, Europe and Asia. The Company’s partners operated 524 additional retail stores worldwide. As of January 30, 2021, the Company and its partners operated in approximately 100 countries worldwide. We continue to evaluate the different businesses in our global portfolio, directing capital investments to those with more profit potential.
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
Directly operated retail stores and concessions.   Distribution through our directly operated retail stores and concessions allows us to influence the merchandising and presentation of our products, enhance our brand image, build brand equity and test new product design concepts. Our store locations vary country by country depending on the type of locations available. In general, our stores average approximately 5,800 square feet in the Americas, approximately 3,000 square feet in Europe and the Middle East and approximately 3,000 square feet in Asia and the Pacific. Concessions generally average 1,300 square feet and are located primarily in South Korea and Greater China. As part of our omni-channel initiative, retail store sales in certain regions may be fulfilled from one of our numerous retail store locations or from our distribution centers.
Our directly operated retail stores and concessions as of January 30, 2021, February 1, 2020 and February 2, 2019 were comprised as follows:

	Year Ended		Year Ended		Year Ended
	Jan 30, 2021		Feb 1, 2020		Feb 2, 2019
Region	Stores	Concessions	Stores	Concessions	Stores	Concessions
United States	249	—	280	—	288	—
Canada	76	—	80	—	89	—
Central and South America	70	27	73	27	67	27
Total Americas	395	27	433	27	444	27
Europe and the Middle East	507	44	517	39	490	37
Asia and the Pacific	144	101	219	117	227	174
Total	1,046	172	1,169	183	1,161	238
e-Commerce.   As of January 30, 2021, we operated retail websites in the Americas, Europe and Asia. We have e-commerce available to 55 countries and in ten languages around the world. Our websites act as virtual storefronts that both sell our products and promote our brands. Designed as customer shopping centers, these sites showcase our products in an easy-to-navigate format, allowing customers to see and purchase our collections of apparel and accessories. These virtual stores have not only expanded our direct-to-consumer distribution channel, but they have also improved customer relations and are fun and entertaining alternative-shopping environments. As part of our omni-channel initiative, e-commerce orders in certain regions may be fulfilled from our distribution centers, or from our retail stores, or both.
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

Licensed retail stores and concessions operated by our wholesale partners as of January 30, 2021, February 1, 2020 and February 2, 2019 were comprised as follows:

	Year Ended		Year Ended		Year Ended
	Jan 30, 2021		Feb 1, 2020		Feb 2, 2019
Region	Stores	Concessions	Stores	Concessions	Stores	Concessions
United States	2	1	2	1	2	1
Central and South America	35	—	40	—	37	—
Total Americas	37	1	42	1	39	1
Europe and the Middle East	218	—	228	—	210	—
Asia and the Pacific	269	203	290	210	309	184
Total	524	204	560	211	558	185
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
Multiple Store Concepts.   Our products are sold around the world primarily through six different store concepts, namely our GUESS? full-price retail stores, our GUESS? factory outlet stores, our GUESS? Accessories stores, our G by GUESS (GbG) stores, our MARCIANO stores and our GUESS? Kids stores. During fiscal 2021, we made the decision to integrate our G by GUESS brand into our Factory business in order to drive further efficiencies. We and our partners also have a small number of underwear, Gc watch and footwear concept stores. This allows us to target the various demographics in each region through dedicated store concepts that market each brand or concept specifically to the desired customer population. Having multiple store concepts also allows us to target our newer brands and concepts in different markets than our flagship GUESS? store concept.
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
Retail stores and concessions.   Our Americas Retail stores and concessions are comprised of a mix of GUESS? factory outlet stores, full-priced GUESS? retail stores, G by GUESS (GbG) stores, GUESS? Accessories stores and MARCIANO stores. During fiscal 2021, we made the decision to integrate our G by GUESS brand into our Factory business in order to drive further efficiencies. For the year ended January 30, 2021, we opened one new store and closed 39 stores in the Americas, ending the year with 395 stores. This store count does not include 27 concessions in Mexico. We directly operated our retail stores and concessions in Mexico and Brazil through our majority-owned joint ventures.
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
Americas Wholesale Segment
In our Americas Wholesale segment, we sell our products through wholesale channels throughout the Americas and to third-party distributors based in Central and South America as well as licensed retail locations operated by our wholesale partners. Our Americas Wholesale business generally experiences stronger performance from July through November. Our Americas Wholesale customers consist primarily of better department stores, select specialty retailers, upscale boutiques as well as select off-price retailers. Our products were sold to consumers through approximately 1,350 and 1,300 major doors in the Americas, as well as through our customers’ e-commerce sites, as of January 30, 2021 and February 1, 2020, respectively. As of January 30, 2021, these locations included approximately 650 shop-in-shops, a designated selling area within a department store offering a wide array of our products and incorporates GUESS? signage and fixture designs. These shop-in-shops, managed by the department stores, allow us to reinforce the GUESS? brand image with our customers. Many department stores have more than one shop-in-shop, with each one featuring women’s, men’s or kids’ apparel and handbags. We also sell product to licensed retail stores and concessions operated by certain wholesale customers. As of January 30, 2021, we had 37 licensed retail stores in the Americas, of which 35 stores were located in Central and South America and two stores were located in the U.S. This store count does not include one concession that was operated by one of our partners in the U.S.
Our Americas Wholesale merchandising strategy is to focus on trend-right products supported by key fashion basics. We have sales representatives in New York, Los Angeles, Toronto, Montreal, Mexico City and Vancouver who coordinate with customers to determine the inventory level and product mix that should be carried in each store. Additionally, we use merchandise coordinators who work with the stores to ensure that our products are displayed appropriately. During fiscal 2021, our two largest wholesale customers accounted for a total of approximately 3.4% of our consolidated net revenue.
Europe Segment
In our Europe segment, we sell our products through direct-to-consumer and wholesale channels throughout Europe and the Middle East.
European Direct-to-Consumer.   Our European direct-to-consumer network is comprised of brick-and-mortar retail stores and concessions and e-commerce sites.
Retail stores and concessions.   Our European retail stores and concessions are primarily comprised of a mix of directly operated GUESS? retail and outlet stores, MARCIANO retail stores, GUESS? Accessories retail and outlet stores, GUESS? Footwear stores and GUESS? Kids stores. For the year ended January 30, 2021, we opened 17 new stores and closed 27 stores, ending the year with 507 directly operated stores in Europe and the Middle East. This store count does not include 44 directly operated concessions in Europe. Certain of our European stores require initial investments in the form of key money to secure prime store locations. These amounts are paid to landlords or existing lessees in certain circumstances.
e-Commerce.   Our Europe segment also includes our directly operated retail and other marketplace websites. In Europe, similar to the Americas, our e-commerce sites operate as virtual storefronts that, combined with our retail stores, provide a seamless shopping experience to the consumer to sell our products and promote our brands. We have leveraged our existing technology and experience from the Americas and have deployed more advanced omni-channel strategies in our European markets. We currently offer interactive content online and via mobile, and are planning to expand to smartphone applications and integrate with CRM systems and loyalty programs.
European Wholesale Distribution.   We sell our products both through wholesale distribution channels and through licensed retail stores and concessions operated by our wholesale partners throughout

Europe and the Middle East. Our European wholesale business generally relies on a large number of smaller regional distributors and agents to distribute our products primarily to smaller independent multi-brand boutiques. Our products are also sold directly to large, well-known department stores like El Corte Inglès, Galeries Lafayette and Printemps. The type of customer varies from region to region depending on both the prominence of the GUESS? brand in each region and the dominance of a particular type of retail channel in each region. In countries where the brand is well known, we operate through showrooms where agents and distributors can view our line and place orders. We currently have showrooms in key cities such as Barcelona, Düsseldorf, Lugano, Munich, Paris, Lisbon, Florence, Moscow and Warsaw. We sell both our apparel and certain accessories products under our GUESS? and MARCIANO brand concepts through our wholesale channel, operating primarily through two seasons, Spring/Summer and Fall/Winter. Generally, our Spring/Summer sales campaign is from April to September with the related shipments occurring primarily from November to April. The Fall/Winter sales campaign is from November to April with the related shipments occurring primarily from May to October. The Company may take advantage of early-season demand and potential reorders by offering a pre-collection assortment which ships at the beginning of each season. Customers retain the ability to request early shipment of backlog orders, delay shipments or cancel orders depending on their needs. Revenues from sales to our wholesale licensed stores are also recognized as wholesale sales within our European wholesale operations. For the year ended January 30, 2021, our partners opened seven new licensed retail stores and closed 17 stores, ending the year with 218 licensed retail stores in Europe and the Middle East.
Asia Segment
In our Asia segment, we sell our products through direct-to-consumer and wholesale channels throughout Asia and the Pacific.
Asian Direct-to-Consumer.    Our Asian direct-to-consumer network is comprised of brick-and-mortar retail stores and concessions and e-commerce sites.
Retail stores and concessions.   Our Asian retail stores and concessions include a mix of directly operated GUESS?, GUESS? Footwear, GUESS? Accessories, GUESS? Kids and MARCIANO stores. For the year ended January 30, 2021, we opened four new stores and closed 64 stores. During fiscal 2021, we also transferred 16 directly operated stores to our partners. This related primarily to the transfer of our directly operated stores to our franchisees in China. We ended the year with 144 directly operated stores in Asia and the Pacific. This store count does not include 101 directly operated apparel and accessory concessions. Concessions are widely used in Asia and generally represent directly managed areas within a department store setting.
e-Commerce.   We also have e-commerce sites throughout Asia which operate as virtual storefronts that, combined with our retail stores, provide a seamless shopping experience to the consumer to sell our products and promote our brands.
Asian Wholesale Distribution.   Our Asian wholesale customer base is comprised primarily of a small number of selected distributors with which we have contractual distribution arrangements and licensed stores and concessions operated by our wholesale partners. For the year ended January 30, 2021, our partners opened eight new licensed retail stores and closed 29 stores. We ended the year with 269 licensed retail stores. This store count does not include 203 apparel and accessory concessions operated by our partners in Asia.
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
Strategic Partnerships
We evaluate opportunities for strategic acquisitions and alliances and pursue those that we believe will support and contribute to our overall strategic initiatives and/or will take advantage of economies of scale. Similarly, when existing investments and alliances no longer align with strategic initiatives or as other circumstances warrant, we will evaluate various exit opportunities. As of the date of this Annual Report, we have majority-owned joint ventures in Brazil, the Canary Islands, Mexico, Portugal, Russia and South Africa. These joint ventures allow us to accelerate expansion, revitalize certain regions, and provide enhanced development of our retail and wholesale channels in these regions.
During fiscal 2021, we sold our wholesale business in India and our one directly operated store in India to a new wholesale and retail licensee partner.
Design
Apparel products are designed by in-house design teams located in the U.S., Switzerland and South Korea. The U.S. and Switzerland teams collaborate to share ideas for products that can be sold throughout our global markets and are inspired by our GUESS? heritage. Our design teams seek to identify global fashion trends and interpret them for the style-conscious consumer while retaining the distinctive GUESS? image. They travel throughout the world in order to monitor fashion trends and discover new fabrics. These fabrics, together with the trends observed by our designers, serve as the primary source of inspiration for our lines and collections. In fiscal 2021, we developed our first ever global line of apparel products. In addition to driving efficiencies, this initiative is expected to help elevate our brand by allowing us to offer products to our customers across all markets from one line while still addressing each local market’s need. We also maintain a fashion library consisting of vintage and contemporary garments as another source of creative concepts. In addition, our design teams work closely with members of our sales, merchandising and retail operations teams to further refine our products to meet the particular needs of our markets.
Global Sourcing and Supply Chain
We source products through numerous suppliers, many of whom have established long-term relationships with us. We seek to achieve efficient and timely delivery of our products, combining global and local sourcing. Almost all of our products are acquired as full package purchases where we design and source product and the vendor delivers the finished product.
We believe that our balanced global supply chain, with deep vendor partnerships, provides us with a competitive advantage where we have the flexibility to respond to increased demand throughout the world. Our new global apparel line of products will help improve product development costs by reducing the number of styles and help drive efficiencies in product costs by consolidating orders from multiple regions. Our sourcing strategy provides us with the opportunity to leverage costs and improve speed-to-market.

As an ongoing strategic initiative, we leave a larger portion of our buys open prior to each season to improve the efficiency of our speed-to-market by allowing us to design and produce closer to market delivery. This allows us to better react to emerging fashion trends in the market. We are also working to shorten our lead times through partnering with our suppliers, exercising agility in the production process and continuously searching for new suppliers and sourcing opportunities in reaction to the latest trends. We have developed IT systems to capture and share key performance indicators with our partners to drive ongoing improvements. During fiscal 2021, we significantly reduced our vendor base in the Americas and Europe from 337 to less than 200. We also made continued progress on reducing our dependency on sourcing from China and mitigating potential tariff risk without compromising the quality of our products. Additionally, offering an assortment of global products continues to be an area of focus. As a global brand, we maintain skilled sourcing teams in North America, Europe and Asia.
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
We deploy a variety of media focused on national and international contemporary fashion/beauty, lifestyle and celebrity outlets. In recent years, we have also expanded our efforts into influencer marketing, digital advertising with leading fashion and lifestyle websites and advertising on social media platforms including YouTube, Facebook, Instagram, Twitter, Pinterest, Reddit, Snapchat, TikTok and global search engines. Our smartphone applications provide a unique mobile media experience by combining fashion, e-commerce, personalized product recommendations, targeted promotions and social loyalty rewards to drive mobile brand engagement.
We also require our licensees and distributors to invest a percentage of their net sales of licensed products and net purchases of GUESS? products in Company-approved advertising, promotion and marketing. By retaining control over our advertising programs, we are able to maintain the integrity of our brands while realizing substantial cost savings compared to outside agencies.
We will continue to regularly assess and implement marketing initiatives that we believe will build brand equity and grow our business by investing in marketing programs to build awareness and drive customer traffic to our stores, websites and smartphone applications. We plan to further strengthen communications with customers through an emphasis on digital marketing, and through our websites, loyalty programs, direct catalog and marketing mailings. We also plan to strengthen communities on various social media platforms, which enable us to provide timely information in an entertaining fashion to consumers about our history, products, special events, promotions and store locations, while allowing us to receive and respond directly to customer feedback.

As part of these initiatives, we currently have loyalty programs in North America, Europe and Asia covering all of our brands. The programs are designed to reward our members by earning points for purchases that can be redeemed on future purchases either in our stores or online. In addition to earning rewards with the program, our loyalty members may receive other benefits including invitations to special VIP events in our stores, double points during their birthday month and access to seasonal savings, depending on their purchasing tier. Our Guess List loyalty program has experienced growth in its overall member engagement numbers through the introduction of experiential rewards and unique member content. The programs are also used to promote new products to our customers which in turn increases traffic in the stores and online. The loyalty programs generate substantial repeat business that might otherwise go to competing brands. We continue to enhance our loyalty program offerings by understanding our members’ interests and needs by strategically marketing to this large and growing customer base.
Quality Control
Our quality control program is designed to ensure that products meet our high-quality standards. We test the quality of our raw materials prior to production and inspect prototypes of each product before production runs commence. We also perform random in-line quality control checks during and after production before the garments leave the contractor. Final random inspections occur when the garments are received in our distribution centers. We believe that our policy of inspecting our products is important to maintain the quality, consistency and reputation of our products. During fiscal 2020, we started a new quality assurance on site collaboration with an external expert provider for a large portion of our European purchase orders. During fiscal 2021, we began expanding the program to North America for selected purchase orders. The objective is to stop product quality issues at the origin before investing in the transportation of the goods to the final destinations.
Product Integrity and Testing Protocol
During fiscal 2021, we published a new Apparel Testing Protocol covering all our major regions, which provides minimum product integrity and other testing protocols to help ensure that our products continue to meet or exceed our customers’ expectations.
Logistics
We utilize distribution centers at strategically located sites. The Company’s U.S. distribution center is based in Louisville, Kentucky, where we use fully integrated and automated distribution systems. The bar code scanning of merchandise and distribution cartons, together with radio frequency communications, provide timely, controlled, accurate and instantaneous updates to our distribution information systems. Distribution of our products in Canada is handled primarily from Company operated distribution centers in Montreal, Quebec. In Europe, distribution of our products is handled primarily by third-party distributors through distribution facilities in Italy, the Netherlands and Poland. The Company also utilizes smaller distribution facilities throughout Europe. We utilize several third-party operated distribution warehouses that service the Asia region.
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
Information Systems
We believe that high levels of automation and technology are essential to maintain our competitive position and support our strategic objectives. We continue to invest in and update computer hardware, network infrastructure, system applications and cyber security. Our computer information systems consist of a full range of financial, distribution, merchandising, point-of-sales, customer relationship management, supply chain, digital platform, enterprise resource planning and other systems. During fiscal 2021, key initiatives included digital platform improvement and stabilization, completion of the migration of our home-grown e-commerce platform to Salesforce Commerce Cloud, and continued development of mobile-based initiatives to support our wholesale and direct-to-consumer businesses. Other customer-focused initiatives included: beginning the implementation of Salesforce Customer 360, mobile point of sale checkout and endless aisle, and Wi-Fi in store customer access, as well as continuing enhancements of our product life cycle management and supply chain tracking system. In addition, we continue to enhance our systems to align our IT standards globally to accommodate future growth and provide operational efficiencies.
Trademarks
We own numerous trademarks, including GUESS, GUESS?, GUESS U.S.A., GUESS Jeans, GUESS? and Triangle Design, MARCIANO, Question Mark and Triangle Design, a stylized G and a stylized M, GUESS Kids, Baby GUESS, YES, G by GUESS, GbG, GUESS by MARCIANO and Gc. As of January 30, 2021, we had over 5,100 trademarks in the U.S. and internationally registered trademarks or trademark applications pending with the trademark offices in over 175 countries around the world, including the U.S. From time-to-time, we adopt new trademarks in connection with the marketing of our product lines. We consider our trademarks to have significant value in the marketing of our products and act aggressively to register and protect our trademarks worldwide.
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
Human Capital
Since our founding, we have been a company that welcomes all, both within our own operations and in our supply chain. As of January 30, 2021, with an inclusive culture and a commitment to empowering our people, we provide opportunities for approximately 11,000 associates, both full and part-time, consisting of approximately 4,000 in the U.S. and 7,000 in foreign countries. From our innovative product designers and developers working behind the scenes, to our dynamic retail store associates—and everyone in between—we are committed to making sure their diverse voices are valued, ideas are elevated, and excellence is rewarded.
Celebrating Diversity and Inclusion
Our longstanding commitment to diversity and inclusion comes to life each day as we work together to maintain a fair and inclusive workplace. Our aim is for all GUESS? associates to feel comfortable and safe bringing their whole selves to work and contributing fully to our shared success. Building on the example set by the Marciano brothers and their belief that a diverse organization was a strong and creative one, we have embedded diversity and inclusion principles and practices throughout the Company. Over nearly 40 years, this has created a rich, vibrant culture that respects, and benefits from, different personal attributes, backgrounds, ideas, and perspectives. Today, diversity is a key facet of our company-wide culture, informing our values, recruiting, talent development, and associate advancement, among other operations.
Our expectations of everyone at GUESS? to support a diverse and welcoming workplace are spelled out in the GUESS?, Inc. Code of Ethics. We expect all at GUESS? to promptly report and investigate concerns about possible discrimination, as appropriate, and to facilitate this, we maintain an open-door policy that fosters honest and open communication. GUESS? associates are encouraged to discuss work-related concerns or issues with their manager, department head, Human Resources, or Executive Management without fear of repercussion. In addition, our global whistle-blower hotline allows associates to report concerns about unethical behavior or other potential conflicts.
Cultivating Diversity, Equity, and Belonging through Focused Councils
In part because we have always valued diversity as a core, defining characteristic of our Company, we did not identify a need to formalize our diversity and inclusion efforts under a single group or committee until recently. Prompted by our sustainability commitment on this topic, in 2018 we launched our corporate Diversity & Inclusion Council, and evolved further in 2019 (our FY2020) with the launch of our GUESS? Europe Diversity & Inclusion Council, and we have also started dialogue in our Asia offices. The Diversity and Inclusion Councils are becoming integrated throughout our business, where they help foster a workplace in which employees enjoy a sense of community, belonging, and opportunity for dialogue. The work of the councils also supports our company-wide commitment to the principles of Conscious Capitalism, provides an additional level of coordination and structure in our diversity and inclusion practices, and enhances our focus on diversity and inclusion at the highest levels, including the GUESS?, Inc. Board of Directors.
With the help of the councils, our diversity and inclusion efforts focus on inclusive leadership, employee training, and a work environment that promotes growth and opportunity for all. Initiatives include training for associates and managers, community support, greater diversity in advertising and marketing, celebrations of multicultural and inclusive holidays, and training and compliance programs in our supply chain, among others.
Sustainability and Climate Change
Information about our sustainability efforts, including our approach to managing greenhouse gas emissions, is available online at http://sustainability.guess.com. This site provides information on our policies, social impact and environmental programs, as well as our sustainability strategy, data and reporting. The site is updated biennially, and will be updated with FY21 data in June 2021. The information contained on, or that may be accessed through, our websites is not incorporated by reference into, and is not a part of, this Annual Report.
Government Regulations
As a Company with global operations, we are subject to various federal, state, local and foreign laws, regulations and ordinances. Compliance with these laws, regulations and ordinances has not had, and is not expected to have, a material impact on our earnings, competitive position or capital expenditures.
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

ITEM 1A.    Risk Factors.
You should carefully consider the following factors and other information in this Annual Report on Form 10‑K. Additional risks which we do not presently consider material, or of which we are not currently aware, may also have an adverse impact on us. The information discussed below is at the time of this filing. Please also see “Important Factors Regarding Forward-Looking Statements” on page (ii).
Risks Related to Operating a Global Business
Our business is global in scope and can be impacted by factors beyond our control.
As a result of our large and growing international operations, we face the possibility of greater losses from risks inherent in doing business in international markets and from factors beyond our control. Such factors that could harm our results of operations and financial condition include, among other things: (i) political instability or acts of terrorism, which disrupt trade with the countries where we operate or in which our contractors, suppliers or customers are located; (ii) recessions and volatility in foreign economies; (iii) reduced global demand resulting in the closing of manufacturing facilities; (iv) challenges in managing dispersed foreign operations; (v) local business practices that do not conform to legal or ethical guidelines; (vi) adoption of additional or revised quotas, restrictions or regulations relating to imports or exports; (vii) additional or increased customs duties, tariffs, taxes and other charges on imports or exports; (viii) anti-American sentiment in foreign countries where we operate resulting from actual or proposed changes to U.S. immigration and travel policies or other factors; (ix) delays in receipts due to our distribution centers as a result of labor unrest, increasing security requirements or other factors at U.S. or other ports; (x) fluctuations in the value of the dollar against foreign currencies; (xi) increased difficulty in protecting our intellectual property rights in foreign jurisdictions; (xii) social, labor, legal or economic instability in the foreign markets in which we do business, which could influence our ability to sell products in, or distribute products from, these international markets; (xiii) restrictions on the transfer of funds between the U.S. and foreign jurisdictions; (xiv) our ability and the ability of our international retail store licensees, distributors and joint venture partners to locate and continue to open desirable new retail locations; and (xv) natural disasters or public health crises in areas in which our contractors, suppliers, or customers are located.
Further, our international presence means we are subject to certain U.S. laws, including the Foreign Corrupt Practices Act, as well as the laws of the foreign countries in which we operate, including data privacy laws. If any of our international operations, or our employees or agents, violates such laws, we could become subject to sanctions or other penalties that could negatively affect our reputation, business and operating results.
Currency fluctuations could adversely impact our financial condition, results of operations and earnings.
Since the majority of our international operations are conducted in currencies other than the U.S. dollar (primarily the British pound, Canadian dollar, Chinese yuan, euro, Japanese yen, Korean won, Mexican peso, Polish zloty, Russian rouble and Turkish lira), currency fluctuations can have a significant impact on the translation of our international revenues and earnings (loss) into U.S. dollars. These amounts could be materially affected by the strengthening of the U.S. dollar, negatively impacting our results of operations, earnings and our ability to generate revenue growth. Furthermore, our products are typically sourced in U.S. dollars and the cost of these products may be affected by changes in the value of the applicable local currencies. Changes in currency exchange rates may also affect the U.S. dollar value of the foreign currency denominated prices at which our international businesses sell products. Our future financial results could be significantly affected by the value of the U.S. dollar in relation to the foreign currencies in which we conduct business, and the speed at which these fluctuations occur. If the U.S. dollar strengthens relative to the respective fiscal 2021 foreign exchange rates, foreign exchange could negatively impact our revenues and operating results, as well as our international cash and other balance sheet items during fiscal 2022, particularly in Canada, Europe (primarily the euro, British pound, Turkish lira and Russian rouble) and Mexico.
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
Our corporate headquarters, as well as other key operational locations, including retail, distribution and warehousing facilities, are in areas subject to natural events such as severe weather and geological events or public health crises that could disrupt our operations. Many of our suppliers and customers also have operations in these locations. The occurrence of such natural events may result in sudden disruptions in business conditions of the local economies affected, as well as of the regional and global economies. Such disruptions could result in store closures, decreased demand for our products and disruptions in our management functions, sales channels and manufacturing and distribution networks, which could have a material adverse effect on our business, financial condition and results of operations. The ongoing COVID-19 pandemic is having a material impact on the Company’s financial performance. The pandemic is ongoing and dynamic in nature, including as a result of regional surges, the spread of virus variants and the timing and efficacy of vaccines and other treatments. To date, the Company has experienced temporary closures in key regions globally, along with other major retailers. In addition, retail stores have experienced significant reductions in traffic and therefore, revenue. The extent and duration of the crisis remains uncertain and may continue to have significant negative impacts to all aspects of our business and results of operations in future periods.
Future changes to U.S. tax or trade policies impacting multi-national companies could materially affect our financial condition and results of operations.
During fiscal 2021, we sourced most of our finished products with partners and suppliers outside the U.S. and we continued to design and purchase fabrics globally, with most coming from China. In addition, we have increased our sales of product outside of the U.S. In fiscal 2021, approximately 74% of our consolidated net product sales was generated by sales from outside of the U.S. In the long-term, we anticipate these international revenues will continue to grow as a percentage of our total business. The current political landscape has introduced greater uncertainty with respect to future tax and trade regulations for U.S. companies with significant business and sourcing operations outside the U.S.
The ongoing economic conflict between the U.S. and China has resulted in increased tariffs being imposed on goods we import from China. We have been reducing our dependency on China sourcing, particularly for our U.S. business, and mitigating potential tariffs’ risks without compromising the quality of our products, while improving costs. However, we cannot predict whether, and to what extent, there may be changes to international trade agreements, such as those with China, or whether quotas, duties, tariffs, exchange controls or other restrictions will be changed or imposed by the U.S. or by other countries. If we or our vendors or product licensees are unable to obtain raw materials or finished goods from the countries where we or they wish to purchase them, either because of such regulatory changes or for any other reason, or if the cost of doing so should increase, it could have a material adverse effect on our results of operations and financial condition.
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
We are subject to income taxes in the U.S. and numerous foreign jurisdictions. Tax laws, regulations, and administrative practices in various jurisdictions may be subject to significant change. We record tax expense based on our estimate of future payments, which include reserves for uncertain tax positions in multiple tax jurisdictions and requires significant judgment in evaluating and estimating our provision and accruals. Our effective income tax rate in the future could be affected by a number of other factors, including: the outcome of income tax audits in various jurisdictions, changes in our stock price, the resolution of uncertain tax positions and changes in our operating structure. We and our subsidiaries are engaged in intercompany transactions across multiple tax jurisdictions. Although we believe these transactions reflect arm’s length terms and the proper transfer pricing documentation is in place, these transfer pricing terms and conditions may be scrutinized by local tax authorities during an audit and any resulting changes may impact our mix of earnings in countries with differing statutory tax rates. In addition, the relative amount of our foreign earnings, including earnings being lower than anticipated in jurisdictions where we have lower statutory rates and higher than anticipated in jurisdictions where we have higher statutory rates, as well as losses in jurisdictions where we are unable to realize the related tax benefits, can create volatility in our effective income tax rate. Any one of these factors could adversely impact our income tax rate and our profitability and could create ongoing variability in our quarterly or annual tax rates.
The Organization for Economic Co-operation and Development (OECD), an international association comprised of 36 countries, including the United States, has made changes to numerous long-standing tax principles. There can be no assurance that these changes, once adopted by countries, will not have an adverse impact on our provision for income taxes.
Risks Related to our Business Strategy
If we fail to successfully execute growth initiatives, including acquisitions and alliances, our business and results of operations could be harmed.
We regularly evaluate strategic acquisitions and alliances and pursue those that we believe will support and contribute to our overall growth initiatives.
These efforts place increased demands on our managerial, operational and administrative resources that could prevent or delay the successful opening of new stores and the identification of suitable licensee partners, adversely impact the performance of our existing stores and adversely impact our overall results of operations. In addition, acquired businesses and additional store openings may not provide us with increased business opportunities, or result in the growth we anticipate, particularly during economic downturns. Furthermore, integrating acquired operations (including existing licensees or joint venture partners) is a complex, time-consuming and expensive process. Failing to acquire and successfully integrate complementary businesses, or to achieve the business synergies or other anticipated benefits of acquisitions or joint ventures, could materially adversely affect our business and results of operations.
We may be unsuccessful in implementing our plans to open and operate new stores, which could harm our business and negatively affect our results of operations.
New store openings have historically been an important part of the growth of our business. To open and operate new stores successfully, we must: (i) identify desirable locations, the availability of which is out of our control; (ii) negotiate acceptable lease terms, including desired tenant improvement allowances; (iii) efficiently build and equip the new stores; (iv) source sufficient levels of inventory to meet the needs of the new stores; (v) hire, train and retain competent store personnel; (vi) successfully integrate the new stores into our existing systems and operations; and (vii) satisfy the fashion preferences of customers in the new geographic areas.
Any of these challenges could delay our store openings, prevent us from completing our store opening plans or hinder the operations of stores we open. These challenges could be even more pronounced in foreign markets due to unfamiliar local regulations, business conditions and other factors. Once open, we cannot be sure that our new stores will be profitable. Unfavorable economic and business conditions and changing consumer preferences could also interfere with our store opening plans.
Failure to successfully develop and manage new store design concepts could adversely affect our business.
The introduction and growth or maintenance of new store design concepts as part of our growth and productivity strategies could strain our financial and management resources and is subject to a number of other risks, including customer acceptance, product differentiation, competition and maintaining desirable locations. These risks may be compounded during difficult economic climates or future economic downturn. There can be no assurance that new store designs will achieve or maintain sales and profitability levels that justify the required investments. If we are unable to successfully develop new store designs, or if consumers are not receptive to the products, design layout, or visual merchandising, our results of operations and financial results could be adversely affected. In addition, the failure of new store designs to achieve acceptable results could lead to unplanned store closures and/or impairment and other charges, which could adversely affect our results of operations and growth.
We may not fully realize expected cost savings and/or operating efficiencies related to cost-saving initiatives.
We have identified several areas that present opportunities for future cost savings and efficiencies, including improved working capital management, distribution, systems integration and development, supply chain, retail store rent relief efforts, store closure opportunities, and other initiatives, based on a number of assumptions and expectations which, if achieved, would improve profitability and cash flows from operating activities. However, there can be no assurance the expected results will be achieved. These and any future spend reductions, if any, may also negatively impact other initiatives or efforts to grow our business, which may negatively impact future results of operations and increase the burden on existing management, systems and resources. In addition, these cost savings may be negated or offset by unexpected or increased costs and poorer performance in other areas of the business.
Risks Related to Macroeconomic Conditions
Our financial condition and results of operations could be adversely affected by pandemics such as the ongoing COVID-19 pandemic.
Our business could be materially adversely affected by an outbreak of contagious disease, including the ongoing COVID-19 pandemic (including new variants of the virus), the timing, distribution and efficacy of vaccines and other treatments for COVID-19, or other adverse public health developments resulting in business closures and limits domestic and international travel. These effects could include disruptions or restrictions on travel, temporary closures of our stores, office buildings or the facilities of our wholesale customers or suppliers. We may also see disruptions in shipments and negative impacts to pricing of certain product components. Further, any disruption of our customers or suppliers would likely impact sales and operating results. In addition, an outbreak of contagious disease could result in a widespread health crisis adversely affecting the economies and financial markets of many countries, resulting in an economic downturn affecting demand for our end customers’ products and impacting our operating results. The resulting economic downturn can also negatively impact our stock price.
The impacts of the COVID-19 pandemic have been broad reaching, including impacts to our retail, wholesale and licensing businesses. The pandemic has impacted our business globally, with significant temporary store closures and materially lower traffic at open stores. The COVID-19 pandemic is also impacting the Asia region, which is the source of most of our goods. Temporary factory closures and the pace of workers returning to work could further impact our suppliers’ ability to source raw materials and to timely produce and fulfill finished goods orders. We have also experienced modest impacts on deliveries, driven primarily by factory labor shortages and port congestion. The ability of our distribution and logistics providers to operate may be further impacted depending on the continued severity and duration of the pandemic and may have a significant impact on the cost and timing of receipts for future seasons. The occurrence of any of these events could further negatively impact our future consolidated financial position, results of operations and cash flows. There could be a prolonged impact on our business due to slow economic recovery or changes in consumer behavior. We currently anticipate that we will be able to satisfy our ongoing cash requirements during the next 12 months primarily with cash flow from operations and existing cash balances as supplemented by borrowings under our existing Credit Facility in the U.S. and Canada as well as bank facilities in Europe and China as needed. However, if we have sustained decrease in consumer demand related to the COVID-19 pandemic, we may require access to additional credit. There is no guarantee we will be able to obtain additional credit or extend or refinance our existing borrowing agreements. The results for the first quarter of fiscal 2022 as well as full fiscal 2022 could also be impacted in ways we cannot predict today, including, but not limited to, non-cash write-downs and asset impairment charges (including impairments on property and equipment, operating lease right-of use assets and goodwill); unrealized gains or losses related to investments; foreign currency fluctuations; and collections of accounts receivables.
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
Poor or uncertain economic conditions, and the resulting negative impact on consumer confidence and spending, have had and could in the future have an adverse effect on our business.
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
There are a number of other factors that could contribute to reduced levels of consumer spending, such as increases in interest rates, currency fluctuations, inflation, unemployment, consumer debt levels, inclement weather, tax, net worth reductions based on market declines or uncertainty, energy prices and austerity measures. Similarly, natural disasters, labor unrest, actual or potential terrorist acts, public health crises, global trade, immigration policies, geopolitical unrest and other conflicts can also create significant instability and uncertainty in the world, causing consumers to defer purchases and travel, or prevent suppliers and service providers from providing required services or materials to us. These or other factors could materially and adversely affect our business, prospects, operating results, financial condition and cash flows.
Fluctuations in the price or availability of quality raw materials and commodities could increase costs and negatively impact profitability.
The raw materials used to manufacture our merchandise are subject to availability constraints and price volatility caused by high demand for fabrics, currency fluctuations, crop yields, weather patterns, climate change, supply conditions, government regulations (including tariffs), labor conditions, energy costs, transportation or freight costs, economic climate, public health crises, market speculation and other unpredictable factors. Negative trends in any of these conditions or our inability to appropriately project fabric requirements could increase costs and negatively impact profitability.
Risks Related to Brand Reputation, Relevance and Protection
Demand for our merchandise may decrease and the appeal of our brand image may diminish if we fail to identify and rapidly respond to consumers’ fashion tastes.
The apparel industry is subject to rapidly evolving fashion trends and shifting consumer demands. Accordingly, our brand image and profitability are heavily dependent upon the priority our customers place on fashion and our ability to anticipate, identify and capitalize upon emerging fashion trends. If we fail to anticipate, identify or react appropriately, or in a timely manner, to fashion trends (including as a result of our recent shift to a single global line of apparel), we could experience reduced consumer appeal and a diminished brand image. These factors could result in higher wholesale markdowns, lower average unit retail prices, lower product margins and decreased sales volumes and could have a material adverse effect on our results of operations and financial condition.
Our inability to protect our reputation could have a material adverse effect on our brand.
Our ability to maintain our reputation is critical. Our reputation could be jeopardized if we or our third-party providers fail to maintain high standards for merchandise quality and integrity. Any negative publicity about these types of concerns may reduce demand for our merchandise. Failure by us or our third-party providers to comply with ethical, social, product, labor, health and safety or environmental standards could also jeopardize our reputation and potentially lead to adverse consumer actions, including boycotts. They could also impact investment decisions by investors, including some large institutional investors and funds, which could negatively impact our stock price. With the increased proliferation of social media, public perception about products, business practices, stores or brand, whether justified or not, could impair our reputation, involve us in litigation, damage our brand and have a material adverse effect on our business. Failure to comply with local laws and regulations, to maintain an effective system of internal controls or to provide accurate and timely financial information could also hurt our reputation. Damage to our reputation or loss of consumer confidence for any of these or other reasons could have a material adverse effect on our results of operations and financial condition, as well as require additional resources to rebuild our reputation.
We depend on our intellectual property, and our methods of protecting it may not be adequate.
Our success and competitive position depend significantly upon our trademarks and other proprietary rights. We take steps to establish and protect our trademarks worldwide. Any precautions we may take to protect our intellectual property, policing unauthorized use of our intellectual property is difficult, expensive and time consuming. We may be unable to adequately protect our intellectual property or to determine the extent of any unauthorized use, particularly in those foreign countries where the laws do not protect proprietary rights as fully as in the U.S. We also place significant value on our trade dress and the overall appearance and image of our products. However, we cannot assure that we can prevent imitation of our products by others or prevent others from seeking to block sales of GUESS? products for purported violations of their trademarks and proprietary rights. We also cannot assure that others will not assert rights in, or ownership of, trademarks and other proprietary rights of GUESS?, our proprietary rights would be upheld if challenged or we would, in that event, not be prevented from using our trademarks, any of which could have a material adverse effect on our financial condition and results of operations. Further, we could incur substantial costs in legal actions relating to our use of intellectual property or the use of our intellectual property by others.
Risks Related to Third Party Relationships
Since we do not control our licensees’ actions and we depend on our licensees for a substantial portion of our earnings from operations, their conduct could harm our business.
We license to others the rights to produce and market certain products sold with our trademarks. While we retain significant control over our licensees’ products and advertising, we rely on our licensees for, among other things, operational and financial control over their businesses. If the quality, focus, image or distribution of our licensed products diminish, consumer acceptance of and demand for our brands and products could decline. This could materially and adversely affect our business and results of operations.
In fiscal 2021, approximately 72% of our net royalties were derived from our top five licensed product lines. A decrease in customer demand for any of these product lines could have a material adverse effect on our results of operations and financial condition. In addition, purchases from our top two licensees in fiscal 2021 accounted for almost 27% of our total inventory purchases. Although we believe we could replace existing licensees if necessary, we may have a negative impact during the transition period. Our inability to replace existing licensees could adversely affect our revenues and results of operations.
Our success depends on the strength of our relationships with our suppliers and manufacturers.
The majority of our finished goods are sourced from partners and suppliers located in over 30 countries outside the U.S. In fiscal 2021, over half of these products were sourced from partners and suppliers based in China. Our two largest suppliers, which were licensee partners, accounted for approximately 27% of our purchases of finished goods in fiscal 2021.

We do not own or operate production facilities, and depend on independent factories to supply fabric and manufacture products to our specifications. We do not have long-term contracts with any suppliers or manufacturers, and our business is dependent on our partnerships with our vendors. If manufacturing costs rise significantly, our product margins and results of operations could be negatively affected. In addition, very few of our vendors manufacture our products exclusively. As a result, we compete with other companies for the production capacity of independent contractors. If our vendors fail to ship our fabrics or products on time or to meet our quality standards or are unable to fill our orders, we might not be able to deliver products to our retail stores and wholesale customers on time or at all.
Moreover, our suppliers have at times been unable to deliver finished products in a timely fashion. This has led, from time-to-time, to an increase in our inventory, creating potential markdowns and a resulting decrease in our profitability. As there are a finite number of skilled manufacturers that meet our requirements, it could take significant time to identify and qualify suitable alternatives, which could result in our missing retailing seasons or our wholesale customers canceling orders, refusing to accept deliveries or requiring we lower selling prices. Since we prefer not to return merchandise to our manufacturers, we could also have a considerable amount of unsold merchandise. Any of these problems could harm our financial condition and results of operations.
Risks Related to Data Privacy and Cybersecurity
A data privacy breach or failure to comply with data privacy laws could damage our reputation and customer relationships, expose us to litigation risk and potential fines and adversely affect our business.
As part of our normal operations, we collect, process, transmit and where appropriate, retain certain sensitive and confidential employee and customer information, including credit card information. There is significant concern by consumers and employees over the security of personal information, consumer identity theft and user privacy. Despite the security measures in place, our facilities and systems, and those of our third-party service providers, are vulnerable to security breaches, cyber-attacks, acts of vandalism, computer viruses, misplaced or lost data, programming and/or human errors, or other similar events. As a result of recent security breaches at a number of prominent retailers and other large institutions, the media and public scrutiny of information security and privacy has become more intense and the regulatory environment has become more uncertain. Any security breach involving the misappropriation, loss or other unauthorized disclosure of confidential customer or employee information, whether by us or our vendors, could result in significant legal and remediation expenses, severely damage our reputation and our customer relationships, harm sales, expose us to risks of litigation and liability and result in a material adverse effect on our business, financial condition and results of operations. Additionally, changing privacy laws in the United States, Europe and elsewhere, including the adoption by the European Union of the General Data Protection Regulation (“GDPR”), which became effective May 2018, created new individual privacy rights and imposed increased obligations on companies handling personal data. Consequently, we may incur significant costs related to prevention and to comply with laws regarding the protection and unauthorized disclosure of personal information. A failure to comply with the stringent rules of the GDPR could result in material fines.
Our business could suffer if our computer systems and websites are disrupted or cease to operate effectively.
The efficient operation of our business is very dependent on our computer and information systems. We rely heavily on our merchandise management and ERP systems used to track sales and inventory and manage our supply chain. In addition, we have e-commerce and other Internet websites worldwide. Given the complexity of our business it is imperative that we maintain constant operation of our computer hardware and software systems. Despite our preventative efforts, our systems are vulnerable from time-to-time to damage or interruption from, among other things, ineffective upgrades or support from third-party vendors, difficulties in replacing or integrating new systems, security breaches, computer viruses, natural disasters and power outages. Any such problems or interruptions could result in incorrect information being supplied to management, inefficient ordering and replenishment of products, loss of orders, significant expenditures, disruption of our operations, inability to produce accurate financial statements, and other adverse impacts to our business.
Risks Related to Competition
The apparel industry is highly competitive, and we may face difficulties competing successfully in the future.
We operate in a highly competitive and fragmented industry with low barriers to entry. We compete with many apparel manufacturers and distributors, both domestically and internationally, as well as many well-known designers. We, along with our licensees, compete with many other designers and retailers (both brick and mortar and e-commerce sites), including department stores, some of whom are our major wholesale customers. Global and regional branded competitor companies pose significant challenges to our market share in our existing major domestic and foreign markets and to our ability to successfully develop new markets. Some of our competitors have advantages over us, including greater financial and marketing resources, higher wage rates, lower prices, more desirable store locations, greater online and e-commerce presence and faster speed-to-market. In addition, our larger competitors may be better equipped to adapt to changing conditions affecting the competitive market and newer competitors may be viewed as more desirable by consumers. Also, in most countries, the industry’s low barriers to entry allow the introduction of new products or new competitors at a fast pace. In other countries, high import duties may favor locally produced products. Any of these factors could result in reductions in sales or prices and could have a material adverse effect on our results of operations and financial condition.
Our Americas Wholesale business is highly concentrated. If any large customers decrease their purchases or experience financial difficulties, our results of operations and financial condition could be adversely affected.
In fiscal 2021, our two largest wholesale customers accounted for a total of approximately 3.4% of our consolidated net revenue. No other single customer or group of related customers in any of our segments accounted for more than 1.0% of our consolidated net revenue in fiscal 2021. Continued consolidation in the retail industry could further decrease the number of, or concentrate the ownership of, stores that carry our products and our licensees’ products. In recent years, there has been a significant increase in the number of designer brands seeking placement in department stores, which makes any one brand potentially less attractive to department stores. If any one of our major wholesale customers decides to decrease purchases from us, to stop carrying our products or to carry our products on less favorable terms, our sales and profitability could significantly decrease. Similarly, some retailers have recently experienced significant financial difficulties, which in some cases have resulted in bankruptcy, liquidation and store closures. Financial difficulties of one of our major customers could result in reduced business and higher credit risk with respect to that customer. Any of these circumstances could ultimately have a material adverse effect on our results of operations and financial condition.
Risks Related to Legal, Governmental and Regulatory Matters
Violation of laws or regulations, or changes to existing laws or regulations could adversely affect our business, reputation and results of operations.
We are subject to numerous laws and regulations at the state, federal including the Foreign Corrupt Practices Act, and international levels, including, but not limited to, the areas of health care, data privacy, taxes, transportation and logistics, the environment, trade, conflict minerals, product safety, employment and labor, advertising and pricing practices, consumer protection, e-commerce, anti-competition, anti-corruption and intellectual property. Compliance with these numerous laws and regulations is complicated, time consuming and expensive. In addition, the laws may be inconsistent from jurisdiction to jurisdiction and are subject to change from time to time, sometimes unexpectedly. Failure to comply or to effectively anticipate changes in such laws or regulations could have a material adverse effect on our business, reputation and results of operations.
Violation of labor, environmental and other laws by our licensees or suppliers could harm our business.
We require our licensing partners and suppliers to operate in compliance with applicable laws and regulations. While our internal and vendor operating guidelines, code of conduct and monitoring programs promote ethical business practices and compliance with laws, we do not control our licensees or suppliers or their labor, environmental, safety or other business practices. A violation of law by any of our licensees or suppliers, or divergence of a licensee’s or supplier’s business practices or social responsibility standards from ours or those generally accepted as ethical in the U.S., could disrupt the shipment of our products, harm the value of our trademarks, damage our reputation or expose us to potential liability.
We are subject to periodic litigation and other regulatory proceedings, which could result in unexpected obligations, as well as the diversion of time and resources.
We are involved from time-to-time in various U.S. and foreign lawsuits relating to our business, including purported class action lawsuits, employment claims and intellectual property claims. Due to the inherent uncertainties of litigation and regulatory proceedings, we cannot accurately predict the ultimate outcome of any such new or existing proceedings. Should management’s evaluation of any such claims or proceedings or the likelihood of any future claims or proceedings prove incorrect, our exposure could materially exceed expectations, adversely impacting our business, financial condition and results of operations. In addition, any significant litigation or regulatory matters, regardless of the merits, could divert management’s attention from our operations and result in substantial legal fees. See “Part IV. Financial Statements – Note 15 – Commitments and Contingencies” in this Form 10-K for disclosures about our legal and other proceedings.
Risks Related to Inventory, Human Capital and Supply Chain Management
Our failure to retain our existing senior management team or to retain or attract other key personnel could adversely affect our business.
Our business requires disciplined execution at all levels of our organization in order to ensure the timely delivery of desirable merchandise in appropriate quantities to our stores and other customers. This execution requires experienced and talented management in various areas of our business. Our success depends upon the personal efforts and abilities of our senior management, particularly Carlos Alberini, Chief Executive Officer, Paul Marciano, Chief Creative Officer, and other key personnel. Although we believe we have a strong management team with relevant industry expertise, the extended loss of the services of these or other key personnel and failure to effectively identify and attract suitable successors could materially harm our business.
We could find we are carrying excess inventories if we fail to shorten lead-times or anticipate consumer demand, if our international vendors do not supply quality products on a timely basis, if our merchandising strategies fail or if we do not open new and remodel existing stores on schedule.
Although we have shortened lead-times for the design, production and development of a portion of our product lines, we expect to continue to place orders with our vendors for most of our products a season or more in advance. If we are unsuccessful in continuing to shorten lead-times or if we fail to anticipate fashion trends or consumer demand, we could have excess inventories. Additionally, our vendors could fail to timely supply the quality products and materials we require. Moreover, we could fail to effectively market or merchandise products once we receive them. We could fail to open new or remodeled stores on schedule, and inventory purchases made in anticipation of store openings could remain unsold. If we experience excess inventories including from temporary store closures, wholesale order cancellations and reduced consumer demand from the COVID-19 pandemic, we could incur inventory write-downs and markdowns, which in turn could have a material adverse effect on our results of operations and financial condition.
Failure to deliver merchandise timely to our distribution facilities, stores or wholesale customers could disrupt our business.
The efficient operation of our global retail and wholesale businesses depends on the timely importation, customs clearance, and receipt of merchandise to and from distribution centers and our ability to efficiently process such merchandise. We receive merchandise at our distribution facilities and deliver merchandise to our stores and wholesale customers using independent third parties who import as well as transport goods. The independent third parties and entities on which they rely have employees which may be represented by labor unions. Disruptions in the delivery of merchandise caused by importation delays or work stoppages by employees or contractors of any of these third parties could delay the timely receipt of merchandise. Any failure by a third-party to respond adequately to our distribution needs could disrupt our business.
A disruption at our distribution facilities could have a material adverse impact on our sales and operating results.
Our U.S. business relies primarily on a single distribution center located in Louisville, Kentucky to receive, store and distribute merchandise to our U.S. retail stores, wholesale customers and e-commerce customers. Distribution of our products in Canada is handled primarily from two distribution centers in Montreal, Quebec. In Asia, we utilize several third-party operated distribution warehouses that service the Asia region. In Europe, distribution of our products is handled primarily by third-party distributors through a distribution facility in Venlo, Netherlands. The Company continues to optimize its logistic network in Europe.
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
Risks Related to Credit, Indebtedness and Investment in our Stock
We may be unable to raise the funds necessary to repurchase our $300 million 2.0% convertible senior notes due 2024 (the “Notes”) for cash following a fundamental change, or to pay any cash amounts due upon conversion, and our other indebtedness may limit our ability to repurchase the Notes or pay cash upon their conversion.
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
We may conduct future offerings of our common stock, preferred stock or other securities that are convertible into or exercisable for our common stock to finance operations, fund acquisitions, or other purposes. In addition, we have reserved a substantial number of shares of our common stock for issuance upon the exercise of stock options, upon the vesting of restricted stock and restricted stock units pursuant to our employee benefit plans, upon conversion of the Notes and upon the exercise and settlement or termination of the warrant transactions. We cannot predict the size of future issuances or the effect they may have on the trading price of our common stock and the Notes.
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
As of January 30, 2021, we had approximately $18.5 million of secured indebtedness, $366.7 million of senior unsecured indebtedness at maturity and approximately $300.4 million of trade payables on a consolidated basis.
We may incur additional indebtedness or draw on our existing credit facilities to meet future financing needs, some of which may be secured indebtedness.
Our indebtedness could have significant negative consequences for our security holders and our business, results of operations and financial condition by, among other things: (i) increasing our vulnerability to adverse economic and industry conditions; (ii) limiting our ability to obtain additional financing; (iii) requiring the dedication of a substantial portion of our cash flow from operations to service our indebtedness, which will reduce the amount of cash available for other purposes; (iv) limiting our flexibility to plan for, or react to, changes in our business; (v) diluting the interests of our existing stockholders as a result of issuing shares of our common stock upon conversion of the Notes; and (vi) placing us at a possible competitive disadvantage with competitors that are less leveraged than us or have better access to capital.
Our business may not generate sufficient funds, and we may otherwise be unable to maintain sufficient cash reserves, to pay amounts due under our indebtedness, and our cash needs may increase in the future. In addition, our existing Credit Facility contains, and any future indebtedness may contain, financial and other restrictive covenants that limit our ability to operate our business, raise capital or make payments under our other indebtedness. If we fail to comply with these covenants or to make payments under our indebtedness when due, then we would be in default under that indebtedness, which could, in turn, result in that and our other indebtedness becoming immediately payable in full.
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
The hedge counterparties are financial institutions, and we are subject to the risk that they might default under the convertible note hedge transactions. Our exposure to the credit risk of the hedge counterparties is not secured by any collateral. Global economic conditions have from time to time resulted in the actual or perceived failure or financial difficulties of many financial institutions. If any hedge counterparty becomes subject to insolvency proceedings, we will become an unsecured creditor in those proceedings with a claim equal to our exposure at that time under our transactions with such hedge counterparty. Our exposure will depend on many factors, but, generally, the increase in our exposure will be correlated to the increase in the market price and in the volatility of our common stock. In addition, upon a default by a hedge counterparty, we may suffer adverse tax consequences and more dilution than we currently anticipate with respect to our common stock. We can provide no assurances as to the financial stability or viability of the hedge counterparties.
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
Our net revenue and operating results have historically been lower in the first half of our fiscal year due to general seasonal trends in the apparel and retail industries. Our comparable store sales, quarterly results of operations and stock price can also be affected by a variety of other factors, including, but not limited to: (i) shifts in consumer tastes and fashion trends; (ii) the timing of new store openings and the relative proportion of new stores to mature stores; (iii) the timing and effectiveness of planned store closures; (iv) calendar shifts of holiday or seasonal periods; (v) the timing of seasonal wholesale shipments; (vi) the effectiveness of our inventory management; (vii) the effectiveness and efficiency of our product distribution network; (viii) changes in our merchandise mix; (ix) changes in our mix of revenues by segment; (x) the timing of promotional events; (xi) actions by competitors; (xii) weather conditions; (xiii) public health crises; (xiv) changes in the business environment; (xv) inflationary changes in prices and costs; (xvi) changes in the payment of future cash dividends; (xvii) changes in currency exchange rates; (xviii) population trends; (xix) changes in patterns of commerce such as the expansion of e-commerce; (xx) the level of pre-operating expenses associated with new stores; and (xxi) volatility in securities’ markets which could impact the value of our investments in non-operating assets.
An unfavorable change in any of the above factors, among others could have a material adverse effect on our results of operations and our stock price.
We cannot ensure that we will continue paying dividends at the current rates, or at all.
We cannot ensure we will continue periodic dividends on our common stock at the current rates, or at all. Our Board of Directors determined to reduce the quarterly cash dividend paid to holders of our common stock, when, as and if any such dividend with respect to any future period is decided by the Board of Directors, from $0.225 per share to $0.1125 per share. In addition, during the first quarter of fiscal 2021, the Board of Directors deferred the decision with respect to the payment of the quarterly cash dividend, and decided to continue to postpone its decision with respect to such dividend during the second quarter of fiscal 2021 in order to preserve the Company’s cash position and provide continued financial flexibility in light of uncertainties related to the COVID-19 pandemic. The Company announced that it would resume paying its quarterly cash dividend of $0.1125 per share beginning in the third quarter of fiscal 2021, but decided not to declare any cash dividends for the first and second quarters of fiscal 2021.

Changes in our dividend and market perceptions and expectations with respect to our dividend, may materially affect the price of our common stock and the Notes (as defined below). See “Part IV. Financial Statements - Note 10 - Convertible Senior Notes and Related Transactions” in this Form 10-K for disclosures about the Notes.
Any quarterly dividends on our common stock will be paid from funds legally available for such purpose when, as and if declared by our Board of Directors. Holders of our equity securities have no contractual or other legal right to receive dividends. Decisions on whether, when and in which amounts to continue making any future dividend distributions are entirely at the discretion of our Board of Directors, which reserves the right, in its sole discretion, to change or terminate our dividend practices at any time and for any reason without prior notice, including without limitation for any of the following reasons: (i) our cash requirements or plans might change for a wide variety of reasons, including changes in our financial position, capital allocation plans (including a desire to retain or accumulate cash), capital spending plans, stock purchase plans, acquisition strategies, strategic initiatives, debt payment plans (including a desire to maintain or improve credit ratings on our debt securities), pension funding or other benefits payments; (ii) our ability to service and refinance our current and future indebtedness and our ability to borrow or raise additional capital to satisfy our capital needs; (iii) the amount of dividends that we may distribute to our shareholders is subject to restrictions under applicable law and restrictions imposed by our existing or future credit facilities, debt securities, then-outstanding preferred stock securities, if any, leases and other agreements, including restricted payment and leverage covenants; and (iv) the amount of cash that our subsidiaries may make available to us, whether by dividends, loans or other payments, may be subject to the legal, regulatory and contractual restrictions in our outstanding indebtedness.
Our Two Founding Board Members own a significant percentage of our common stock. Their interests may differ from the interests of our other stockholders.
Maurice Marciano, Board member, and Paul Marciano, Chief Creative Officer and Board member, collectively beneficially own approximately 38% of our outstanding shares of common stock. The sale or prospect of the sale of a substantial number of these shares could have an adverse impact on the market price of our common stock. Moreover, these individuals may have different interests than our other stockholders and, accordingly, they may direct the operations of our business in a manner contrary to the interests of our other stockholders. As long as these individuals own a significant percentage of our common stock, they may effectively be able to: (i) elect our directors; (ii) amend or prevent amendment of our Restated Certificate of Incorporation or Bylaws; (iii) effect or prevent a merger, sale and/or purchase of assets or other corporate transactions; and (iv) control the outcome of any other matter submitted to our stockholders for vote.
Their stock ownership, together with the anti-takeover effects of certain provisions of applicable Delaware law and our Restated Certificate of Incorporation and Bylaws, may discourage acquisition bids or allow the Marciano’s to delay or prevent a change in control that may be favored by our other stockholders, which in turn could reduce our stock price or prevent our stockholders from realizing a premium over our common stock price.

ITEM 1B.    Unresolved Staff Comments.
None.

ITEM 2.    Properties.
As of January 30, 2021, all of our principal facilities were leased with the exception of our U.S. distribution center based in Louisville, Kentucky and our administrative office based in Florence, Italy. Certain information concerning our principal facilities is set forth below:

Location	Use	Approximate Area in Square Feet

Los Angeles, California	Principal executive and administrative offices, design facilities, sales offices, warehouse facilities and sourcing used by our Americas Wholesale, Americas Retail, Corporate and Licensing support groups	341,700
Louisville, Kentucky	Distribution and warehousing facility used by our Americas Wholesale and Americas Retail segments	506,000
Montreal/Toronto/Vancouver, Canada	Administrative offices, showrooms and warehouse facilities used by our Americas Wholesale and Americas Retail segments	203,100
Lugano/Stabio, Switzerland	Administrative, sales and marketing offices, design facilities and showrooms used by our Europe segment	158,700
Venlo, Netherlands	Distribution and warehousing facilities used by our Europe segment	506,700
Florence, Italy	Administrative office used by our Europe segment	113,000
Piacenza, Italy	Distribution and warehousing facilities used by our Europe segment	592,000
Shanghai, China	Administrative offices used by our Asia segment	17,800
Seoul, South Korea	Administrative and sales offices, design facilities and showrooms used by our Asia segment	41,200
Our corporate, wholesale and retail headquarters and certain warehouse facilities are located in Los Angeles, California, consisting of four buildings totaling approximately 341,700 square feet (the “Corporate Headquarters”) and a parking lot adjacent to the Corporate Headquarters. These facilities are leased by us from limited partnerships in which the sole partners are trusts controlled by and for the benefit of Maurice Marciano and Paul Marciano (the “Principal Stockholders”) and their families. On October 7, 2020, the Company and the related party landlord entered into amendments to the leases for the Company’s corporate headquarters and the parking lot adjacent to the Corporate Headquarters (together, the “Lease Amendments”). The Lease Amendments provide for: (1) a five-year lease renewal term ending September 30, 2025, with an additional five-year renewal option to September 30, 2030 at the Company’s sole discretion; (2) triple net lease terms with an aggregate annual rent in the amount of approximately $7.4 million for the first lease year of the renewal term, subject to an annual 2.5% increase each year thereafter; (3) 100% rent abatement for the first three months of the renewal term for the Corporate Headquarters; and (4) a Company right to reduce the amount of rented space in the Corporate Headquarters by up to approximately 25% (and reduce its rent on a pro-rata basis), subject to certain specified conditions, including a six month notice period and limits on the specific space that may be reduced. All other material terms in the previously existing leases for the Corporate Headquarters and the parking lot adjacent to the Corporate Headquarters remain the same. The related lease liability was approximately $50.1 million as of January 30, 2021.
In addition, the Company, through a wholly-owned Canadian subsidiary, leases warehouse and administrative facilities in Montreal, Quebec from a partnership affiliated with the Principal Stockholders. The lease expires in August 2021. The Company is currently in discussions with the related party landlord for an extension of this lease. During the fourth quarter of fiscal 2021, the Company agreed with the related party landlord to receive a two-month rent abatement related to COVID-19 relief on its lease. The monthly lease payment is CAD$49,000 (US$37,000) and the related lease liability was approximately CAD$0.3 million (US$0.3 million) as of January 30, 2021.

The Company, through a French subsidiary, leases a showroom and office space located in Paris, France from an entity that is owned in part by an affiliate of the Principal Stockholders. The Company is currently in discussions with the related party landlord for extensions of the lease, and in the meantime, this lease is continuing on a month-to-month basis under existing lease terms. The monthly lease payment is approximately €75,000 (US$84,000) and the related lease liability was approximately €0.4 million (US$0.5 million) as of January 30, 2021.
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
We lease our showrooms, advertising, licensing, sales and merchandising offices, remote distribution and warehousing facilities and retail and factory outlet store locations under non-cancelable operating lease agreements expiring on various dates through January 2039. These facilities had aggregate real estate lease liabilities as of January 30, 2021 totaling approximately $804.2 million, excluding related party liabilities. See “Part IV. Financial Statements – Note 9 – Lease Accounting” in this Form 10-K for further detail.
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

PART II
ITEM 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market and Shareholder Information
Since August 8, 1996, the Company’s common stock has been listed on the New York Stock Exchange under the symbol ‘GES.’ On April 2, 2021, there were 279 holders of record of the Company’s common stock.
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
Share Repurchase Program
The Company’s share repurchases during each fiscal month of the fourth quarter of fiscal 2021 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
November 1, 2020 to November 28, 2020
Repurchase program[1]	—	—	—	$47,834,956
Employee transactions[2]	130	$13.01	—
November 29, 2020 to January 2, 2021
Repurchase program[1]	—	—	—	$47,834,956
Employee transactions[2]	6,392	$17.04	—
January 3, 2021 to January 30, 2021
Repurchase program[1]	—	—	—	$47,834,956
Employee transactions[2]	137,108	$21.70	—
Total
Repurchase program[1]	—	—	—
Employee transactions[2]	143,630	$21.49	—
______________________________________________________________________
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

Performance Graph
The Stock Price Performance Graph below compares the cumulative stockholder return of the Company with that of the S&P 500 Index (a broad equity market index) and the S&P 1500 Apparel Retail Index (a published industry index) over the five fiscal years beginning January 30, 2016. The return on investment is calculated based on an investment of $100 on January 30, 2016, with dividends, if any, reinvested. Past performance is not necessarily indicative of future performance.

COMPARISON OF FIVE YEAR TOTAL RETURN
AMONG GUESS?, INC.,
S&P 500 INDEX AND S&P 1500 APPAREL RETAIL INDEX

Periods Ended

Company/Market/Peer Group	1/30/2016	1/28/2017	2/3/2018	2/2/2019	2/1/2020	1/30/2021
Guess?, Inc.	$100.00	$70.34	$89.48	$121.35	$140.06	$154.92
S&P 1500 Apparel Retail Index	100.00	97.44	103.54	115.21	127.90	141.24
S&P 500 Index	100.00	120.87	148.47	148.38	180.37	211.48

ITEM 6.    Reserved.
ITEM 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.
General
Unless the context indicates otherwise, when we refer to “we,” “us,” “our” or the “Company” in this Form 10‑K, we are referring to Guess?, Inc. and its subsidiaries on a consolidated basis.
COVID-19 Business Update
The COVID-19 pandemic, which is ongoing and dynamic in nature, has had and is continuing to have a material impact on the Company’s financial performance. Since the start of the pandemic, the Company has experienced various temporary retail store closures in key regions globally, including the closure of a significant majority of its stores during the first quarter of fiscal 2021. During the second quarter of fiscal 2021, the Company gradually reopened most of its global fleet of stores. Toward the end of the third quarter of fiscal 2021, the Company started to incur a new round of government-mandated temporary store closures, mostly in Europe.

While the number of temporarily closed stores ebbed and flowed during the fourth quarter based on local conditions, the overall impact resulted in stores being closed for over 15% of the total days during the fourth quarter of fiscal 2021. As of January 30, 2021, approximately 70% of our stores were open, with the majority of closed stores located primarily in Europe and Canada. As of March 27, 2021, approximately 77% of our stores were open. The Company will continue to reopen stores (and/or close again, if appropriate) as governmental guidelines and local conditions permit or require, taking an informed, measured approach based on numerous factors. The Company’s e-commerce sites have remained open in all regions throughout the pandemic. In addition to the impact of store closures, retail stores that are open have and continue to experience significant reductions in traffic and revenue. Many of the Company’s wholesale and licensing partners have also substantially reduced their operations. The Company has brought back furloughed store associates and support staff as stores reopen. The extent and duration of the global pandemic remains uncertain and may continue to impact consumer purchasing activity in the foreseeable future.
During fiscal 2021, in addition to the negative impact from lower net revenue, the Company’s operating results reflected asset impairment charges as well as additional inventory valuation reserves and higher allowances for markdowns and doubtful accounts due to the ongoing effects of the COVID-19 pandemic. These charges were partially offset by lower selling, general and administrative (“SG&A”) expenses driven primarily by expense savings, both one-time, such as furloughs and temporary salary reductions, and permanent, such as headcount reductions and lower discretionary spending. In addition, the Company benefited from various government assistance programs related primarily to the recovery of employee payroll costs as well as certain favorable tax treatments.
During fiscal 2021, the Company implemented a number of measures to help mitigate the operating and financial impact of the pandemic, including: (i) furloughing its U.S. and Canada store associates and significant portions of its U.S. and Canada corporate and distribution center associates and permanently reducing U.S. corporate headcount; (ii) implementing temporary tiered salary reductions for management level corporate employees, including its executive officers; (iii) deferring annual merit increases; (iv) executing substantial reductions in expenses, store occupancy costs, capital expenditures and overall costs, including reduced inventory purchases; (v) working globally with country management teams to maximize the Company’s participation in all eligible government or other initiatives available to businesses or employees impacted by the COVID-19 pandemic; (vi) drawing down on certain credit facilities and entering into certain term loans to ensure financial flexibility and maintain maximum liquidity; (vii) engaging with landlords to negotiate rent deferrals or other rent concessions; (viii) working with vendors to extend payment terms; and (ix) postponing its decision related to the payment of its quarterly cash dividend.
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
Business Segments
The Company’s businesses are grouped into five reportable segments for management and internal financial reporting purposes: Americas Retail, Americas Wholesale, Europe, Asia and Licensing. Management evaluates segment performance based primarily on revenues and earnings (loss) from operations before corporate performance-based compensation costs, asset impairment charges, net gains (losses) from lease modifications, restructuring charges and certain non-recurring credits (charges), if any. The Americas Retail segment includes the Company’s retail and e-commerce operations in the Americas. The Americas Wholesale segment includes the Company’s wholesale operations in the Americas. The Europe segment includes the Company’s retail, e-commerce and wholesale operations in Europe and the Middle East. The Asia segment includes the Company’s retail, e-commerce and wholesale operations in Asia and the Pacific. The Licensing segment includes the worldwide licensing operations of the Company. The business segment operating results exclude corporate overhead costs, which consist of shared costs of the organization, asset impairment charges, net gains (losses) on lease modifications, restructuring charges and certain non-recurring credits (charges), if any. Corporate overhead costs are presented separately and generally include, among other things, the following unallocated corporate costs: accounting and finance, executive compensation, corporate performance-based compensation, facilities, global advertising and marketing, human resources, information technology and legal. Information regarding these segments is summarized in “Part IV. Financial Statements – Note 18 – Segment Information” in this Form 10-K.
Products
We derive our net revenue from the sale of GUESS?, G by GUESS (GbG), GUESS Kids and MARCIANO apparel and our licensees’ products through our worldwide network of directly-operated and licensed retail stores, wholesale customers and distributors, as well as our online sites. During fiscal 2021, we made the decision to integrate our G by GUESS brand into our Factory business in order to drive further efficiencies. We also derive royalty revenue from worldwide licensing activities.
Foreign Currency Volatility
Since the majority of our international operations are conducted in currencies other than the U.S. dollar (primarily the British pound, Canadian dollar, Chinese yuan, euro, Japanese yen, Korean won, Mexican peso, Polish zloty, Russian rouble and Turkish lira), currency fluctuations can have a significant impact on the translation of our international revenues and earnings (loss) into U.S. dollars.
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
During fiscal 2021, the average U.S. dollar rate was stronger against the Turkish lira, Canadian dollar, Mexican peso, Polish zloty, Russian rouble, and Korean won, and weaker against the euro, Chinese yuan, British pound and Japanese yen, compared to the average rate in fiscal 2020. This had an overall unfavorable impact on the translation of our international revenues and earnings from operations during fiscal 2021 compared to the prior year.
If the U.S. dollar strengthens relative to the respective fiscal 2021 foreign exchange rates, foreign exchange could negatively impact our revenues and operating results, as well as our international cash and other balance sheet items during fiscal 2022, particularly in Canada, Europe (primarily the euro, British pound, Turkish lira and Russian rouble) and Mexico. Alternatively, if the U.S. dollar weakens relative to the respective fiscal 2021 foreign exchange rates, our revenues and operating results, as well as our other cash balance sheet items, could be positively impacted by foreign currency fluctuations during fiscal 2022, particularly in these regions.
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
Strategy
In December 2019, Chief Executive Officer Carlos Alberini shared his strategic vision and implementation plan for execution which included the identification of several key priorities to drive revenue and operating profit growth over the next five years. These priorities, which continue to guide the Company’s strategic decisions, are: (i) brand relevancy; (ii) product excellence; (iii) customer centricity; (iv) global footprint; and (v) functional capabilities; each as further described below:
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
Functional Capabilities. We expect to drive material operational improvements in the next four years to leverage and support our global business more effectively, primarily in the areas of logistics, sourcing, product development and production, inventory management, and overall infrastructure.
Capital Allocation
We plan to continue to prioritize capital allocation toward investments that support growth and infrastructure, while remaining highly disciplined in the way we allocate capital across projects, including new store development, store remodels, technology and logistics investments and others. When we prioritize investments, we will focus on their strategic significance and their return on invested capital expectations. We also plan to manage product buys and inventory ownership rigorously and optimize overall working capital management consistently.
During the first quarter of fiscal 2021, the Company announced that its Board of Directors had deferred the decision with respect to the payment of its quarterly cash dividend. The Board of Directors decided to continue to postpone its decision with respect to the payment of its quarterly cash dividend during the second quarter of fiscal 2021, in order to preserve the Company’s cash position and provide continued financial flexibility in light of uncertainties related to the COVID-19 pandemic. The Company announced that it would resume paying its quarterly cash dividend of $0.1125 per share beginning in the third quarter of fiscal 2021, but decided to not declare cash dividends for the first and second quarters of 2021. During the first quarter of fiscal 2020, the Company announced that its Board of Directors reduced the future quarterly cash dividends that may be paid to holders of the Company’s common stock, when, as and if any such dividend is declared by the Company’s Board of Directors, from $0.225 per share to $0.1125 per share to redeploy capital and return incremental value to shareholders through share repurchases. During the first quarter of fiscal 2020, the Company used $170 million of proceeds from its convertible senior notes to enter into an accelerated share repurchase program (“ASR Contract”). The Company also repurchased shares of its common stock in open market and privately negotiated transactions totaling $38.9 million and $118.1 million during fiscal 2021 and 2020, respectively.
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
As a result of significant temporary store closures resulting from the COVID-19 pandemic, the Company has not disclosed any comparable store sales measures when discussing the results of operations for fiscal 2021. We believe that comparable store sales measures for fiscal 2021 are not meaningful to the evaluation of the Company’s results until the impact from the temporary store closures resulting from the COVID-19 pandemic has normalized.
Executive Summary
Overview
Net loss attributable to Guess?, Inc. was $81.2 million, or diluted loss of $1.27 per common share, for fiscal 2021, compared to net earnings attributable to Guess?, Inc. of $96.0 million, or diluted earnings of $1.33 per common share for fiscal 2020.
During fiscal 2021, the Company recognized $80.4 million of asset impairment charges; a net credit of $0.6 million of certain professional service, legal fees and related net credits; $3.4 million of separation charges, $2.8 million net gains on lease modifications, and $10.4 million of amortization of debt discount related to the Company’s convertible senior notes (or a combined $76.7 million negative impact after considering the related tax benefit of these adjustments as well as the impact from cumulative valuation allowances, partially offset by tax benefits from an income tax rate change due to net operating loss carryback of $14.2 million), or a unfavorable $1.20 per share impact. Excluding the impact of these items, adjusted net loss attributable to Guess?, Inc. was $4.5 million and adjusted diluted loss was $0.07 per common share for fiscal 2021. During fiscal 2020, the Company recognized $10.0 million of asset impairment charges; a net credit of $0.9 million of certain professional service, legal fees and related net credits, $0.4 million of separation charges and $7.6 million of amortization of debt discount related to the Company’s convertible senior notes (or a combined $9.1 million after considering the related tax benefit of these adjustments as well as the impact from changes in the tax law on deferred taxes in certain tax jurisdictions, net tax settlements and adjustments to specific uncertain tax positions totaling $8.1 million), or an unfavorable $0.12 per share impact. Excluding the impact of these items, adjusted net earnings attributable to Guess?, Inc. were $105.0 million and adjusted diluted earnings were $1.45 per common share for fiscal 2020. References to financial results excluding the impact of these items are non-GAAP measures and are addressed below under “Non-GAAP Measures.”
Highlights of the Company’s performance for fiscal 2021 compared to the prior year are presented below, followed by a more comprehensive discussion under “Results of Operations”:
Operations
•Total net revenue decreased 29.9% to $1.88 billion for fiscal 2021, compared to $2.68 billion in the prior year. In constant currency, net revenue decreased by 31.0%.
•Gross margin (gross profit as a percentage of total net revenue) decreased 80 basis points to 37.1% for fiscal 2021, compared to 37.9% in the prior year.
•Selling, general and administrative (“SG&A”) expenses as a percentage of total net revenue (“SG&A rate”) increased 390 basis points to 36.1% for fiscal 2021, compared to 32.2% in the prior year. SG&A expenses decreased 21.4% to $680.0 million for fiscal 2021, compared to $865.1 million in the prior year.
•During fiscal 2021, the Company recognized asset impairment charges of $80.4 million, compared to $10.0 million in the prior year.

•During fiscal 2021, the Company recognized net gains on lease modifications of $2.8 million, compared to none in the prior year.
•Operating margin decreased 850 basis points to negative 3.2% for fiscal 2021, compared to 5.3% in the prior year, driven primarily by overall deleveraging of expenses and higher asset impairment charges due to the negative impact from the COVID-19 pandemic on our revenues and global operations. Higher asset impairment charges during fiscal 2021 unfavorably impacted operating margin by 390 basis points compared to the prior year. Loss from operations was $60.5 million for fiscal 2021, compared to earnings from operations of $140.7 million in the prior year.
•Other expense, net (including interest income and expense) totaled $26.6 million for fiscal 2021, compared to $16.9 million in the prior year.
•The effective income tax rate decreased to 7.3% for fiscal 2021, compared to 18.2% in the prior year. The Company’s effective income tax rate for fiscal 2021 included unfavorable impact from certain discrete tax adjustments totaling $4.1 million.
Key Balance Sheet Accounts
•The Company had $469.1 million in cash and cash equivalents and $0.2 million in restricted cash as of January 30, 2021, compared to $284.6 million in cash and cash equivalents and $0.2 million in restricted cash at February 1, 2020.
◦The Company had $56.8 million in outstanding borrowings under its term loans as of January 30, 2021, compared to none as of February 1, 2020 and $7.3 million in outstanding borrowings under its credit facilities as of January 30, 2021, compared to $4.0 million as of February 1, 2020, to help ensure financial flexibility and liquidity in response to uncertainty surrounding the COVID-19 pandemic.
◦During fiscal 2021, the Company repurchased 4.0 million shares of its common stock for $38.9 million (including commissions). During fiscal 2020, the Company used $170 million of proceeds from its offering of convertible senior notes to enter into an accelerated share repurchase program (“ASR Contract”), pursuant to which it received a total of approximately 10.6 million shares. The Company also repurchased approximately 6.1 million shares of its common stock for $118.1 million (including commissions) during 2020.
•Accounts receivable consists of trade receivables relating primarily to the Company’s wholesale business in Europe and, to a lesser extent, to its wholesale businesses in the Americas and Asia, royalty receivables relating to its licensing operations, credit card and retail concession receivables related to its retail businesses and certain other receivables. Accounts receivable decreased by $13.1 million, or 4.0%, to $314.1 million as of January 30, 2021, compared to $327.3 million at February 1, 2020. On a constant currency basis, accounts receivable decreased by $32.4 million, or 9.9%.
•Inventory decreased by $4.0 million, or 1.0%, to $389.1 million as of January 30, 2021, from $393.1 million at February 1, 2020. On a constant currency basis, inventory decreased by $21.4 million, or 5.4%.
Global Store Count
In fiscal 2021, together with our partners, we opened 35 new stores worldwide, consisting of 24 stores in Europe and the Middle East, ten stores in Asia and the Pacific and one store in Central and South America. Together with our partners, we closed 194 stores worldwide, consisting of 106 stores in Asia and the Pacific, 44 stores in Europe and the Middle East, 31 stores in the U.S., nine stores in Central and South America and four stores in Canada.

We ended fiscal 2021 with 1,570 stores and 376 concessions worldwide, comprised as follows:

	Stores			Concessions
Region	Total	Directly Operated	Partner Operated	Total	Directly Operated	Partner Operated
United States	251	249	2	1	—	1
Canada	76	76	—	—	—	—
Central and South America	105	70	35	27	27	—
Total Americas	432	395	37	28	27	1
Europe and the Middle East	725	507	218	44	44	—
Asia and the Pacific	413	144	269	304	101	203
Total	1,570	1,046	524	376	172	204
Of the total 1,570 stores, 1,300 were GUESS? stores, 173 were GUESS? Accessories stores, 62 were G by GUESS (GbG) stores and 35 were MARCIANO stores.
Results of Operations
The following table sets forth actual operating results for the fiscal years 2021 and 2020 as a percentage of net revenue:

	Years Ended
	January 30,	February 1,
	2021	2020
Product sales	96.1%	96.8%
Net royalties	3.9	3.2
Net revenue	100.0	100.0
Cost of product sales	62.9	62.1
Gross profit	37.1	37.9
Selling, general and administrative expenses	36.1	32.2
Asset impairment charges	4.3	0.4
Net gains on lease modifications	(0.1)	0.0
Earnings (loss) from operations	(3.2)	5.3
Interest expense	(1.2)	(0.6)
Interest income	0.1	0.1
Other income (expense), net	(0.3)	(0.2)
Earnings (loss) before income tax expense	(4.6)	4.6
Income tax expense (benefit)	(0.3)	0.8
Net earnings (loss)	(4.3)	3.8
Net earnings attributable to noncontrolling interests	—	0.2
Net earnings (loss) attributable to Guess?, Inc.	(4.3%)	3.6%

Fiscal 2021 Compared to Fiscal 2020
Consolidated Results
Net Revenue.   Net revenue decreased by $801.6 million, or 29.9%, to $1.88 billion for fiscal 2021, compared to $2.68 billion in fiscal 2020. In constant currency, net revenue decreased by 31.0%, driven primarily by temporary store closures and, to a lesser extent, lower store traffic resulting from the COVID-19 pandemic and a shift in wholesale shipments in Europe. Currency translation fluctuations relating to our foreign operations favorably impacted net revenue by $29.5 million compared to the prior year.

Gross Margin.   Gross margin decreased 80 basis points to 37.1% for fiscal 2021, compared to 37.9% in fiscal 2020, of which 140 basis points was due to a higher occupancy rate, partially offset by 60 basis points was due to higher product margins. The higher occupancy rate was driven primarily by deleveraging of occupancy costs due mainly to lower revenue resulting from the impact of the COVID-19 pandemic, partially offset by the favorable impact from rent concessions granted related to COVID-19 pandemic primarily in Europe. The higher product margins were driven primarily by higher initial markups in Europe, partially offset by higher inventory reserves in Asia during the fiscal 2021, compared to fiscal 2020.
Gross Profit.   Gross profit decreased by $318.6 million, or 31.4%, to $697.1 million for fiscal 2021, compared to $1.0 billion in fiscal 2020. The decrease in gross profit, which included a favorable impact from currency translation, was due primarily to the unfavorable impact on gross profit from lower revenue, partially offset by lower occupancy costs. Currency translation fluctuations relating to our foreign operations favorably impacted gross profit by $15.7 million.
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
SG&A Rate. The Company’s SG&A rate increased 390 basis points to 36.1% for fiscal 2021, compared to 32.2% in fiscal 2020. The Company’s SG&A rate included the unfavorable impact of 10 basis points from lower net credits related to professional service, legal fees and related net credits which the Company otherwise would not have incurred as part of its business operations. The Company’s SG&A rate also included the unfavorable impact of 10 basis points from separation charges. Excluding these amounts, the Company’s SG&A rate would have increased 370 basis points during fiscal 2021 compared to fiscal 2020, driven by overall deleveraging of expenses due mainly to lower revenue resulting from the impact of the COVID-19 pandemic, partially offset by expense savings.
SG&A Expenses. SG&A expenses decreased by $185.1 million, or 21.4%, to $680.0 million for fiscal 2021, compared to $865.1 million in fiscal 2020. The decrease, which included an unfavorable impact from currency translation, was driven primarily by lower payroll costs and, to a lesser extent, lower overall discretionary expenses. The lower payroll costs were driven primarily by the impact of furloughs and, to a lesser extent, government assistance programs related to the recovery of employee payroll costs, temporary tiered salary reductions for management level corporate employees that have since been restored and permanent headcount reductions. Currency translation fluctuations relating to our foreign operations unfavorably impacted SG&A expenses by $7.7 million.
Asset Impairment Charges. During fiscal 2021, the Company recognized $45.4 million in impairment of certain operating lease right-of-use assets and $35.0 million in impairment of property and equipment related to certain retail locations resulting from lower revenue and future cash flow projections from the ongoing effects of the COVID-19 pandemic. This compares to $7.5 million in impairment of property and equipment, $1.5 million in impairment of goodwill, and $1.0 million in impairment of certain operating lease right-of-use assets related to certain retail locations resulting from under-performance and expected store closures during fiscal 2020. Currency translation fluctuations relating to our foreign operations favorably impacted asset impairment charges by $1.4 million during fiscal 2021.
Net Gains on Lease Modifications. During fiscal 2021, the Company recorded net gains on lease modifications of $2.8 million related primarily to the early termination of lease agreements for certain of the Company’s retail locations. There were no net gains on lease modifications recorded during fiscal 2020.
Operating Margin. Operating margin decreased 850 basis points to negative 3.2% for fiscal 2021, compared to 5.3% in fiscal 2020, driven primarily by overall deleveraging of expenses due to the negative impact from the

COVID-19 pandemic on our global operations and, to a lesser extent, higher asset impairment charges. Lower net credits related to certain professional service, legal fees and related net credits recorded during fiscal 2021 unfavorably impacted operating margin by 10 basis points compared to the prior year. Higher separation charges recorded during fiscal 2021 impacted operating margin by 10 basis points compared to the prior year. Higher asset impairment charges recorded during fiscal 2021 unfavorably impacted operating margin by 390 basis points compared to the prior year. Net gains on lease modifications favorably impacted operating margin by 10 basis points compared to the prior year. Excluding the impact of these items, operating margin decreased by 450 basis points compared to the prior year. Currency exchange rate fluctuations had an immaterial impact on operating margin.
Earnings (Loss) from Operations. Loss from operations was $60.5 million for fiscal 2021, compared to earnings from operations of $140.7 million in fiscal 2020. Currency translation fluctuations relating to our foreign operations favorably impacted earnings from operations by $9.3 million.
Interest Expense, Net.   Interest expense, net, was $20.6 million for fiscal 2021, compared to $14.4 million in fiscal 2020. The increase in interest expense was due primarily to higher amortization of debt discount and higher interest expense related to the Company’s convertible senior notes.
Other Expense, Net.   Other expense, net, was $6.0 million for fiscal 2021, compared to $2.5 million in fiscal 2020. The change was due primarily to net mark-to-market losses on revaluation of foreign exchange currency contracts, compared to gains in the prior year.
Income Tax Expense (Benefit).  Income tax benefit for fiscal 2021 was $6.3 million, or a 7.3% effective income tax rate, compared to income tax expense of $22.5 million, or an 18.2% effective income tax rate, in fiscal 2020. The Company recognized a valuation allowance of $4.2 million resulting from jurisdictions where there have been cumulative net operating losses, limiting the Company’s ability to consider other subjective evidence to continue to recognize the existing deferred tax assets. This was partially offset by a tax benefit of approximately $0.7 million from a tax rate change related to the ability to carryback net operating losses to tax years with a higher federal corporate tax rate as allowed under the CARES Act enacted in March 2020. Excluding the impact of these items, the change in the effective income tax rate was due primarily to a shift in the distribution of earnings among the Company’s tax jurisdictions during fiscal 2021, compared to the prior year.
Net Earnings Attributable to Noncontrolling Interests.   Net earnings attributable to noncontrolling interests for fiscal 2021 was $0.5 million, net of taxes, compared to $5.3 million, net of taxes, in fiscal 2020.
Net Earnings (Loss) Attributable to Guess?, Inc.   Net loss attributable to Guess?, Inc. was $81.2 million for fiscal 2021, compared to net earnings attributable to Guess?, Inc. of $96.0 million in fiscal 2020. Diluted loss per share was $1.27 for fiscal 2021, compared to diluted earnings per share of $1.33 in fiscal 2020. We estimate that the unfavorable impact from share repurchases and additional interest expense recognized related to the convertible senior notes had a net negative impact on diluted earnings per share of $0.19 for fiscal 2021. We also estimate that the negative impact of currency on diluted earnings per share for fiscal 2021 was approximately $0.04 per share. During fiscal 2021, the Company recognized $80.4 million of asset impairment charges; $2.8 million of net gains on lease modifications; a net credit of $0.6 million of certain professional service, legal fees and related net credits; $3.4 million of separation charges and $10.4 million of amortization of debt discount related to the Company’s convertible senior notes (or a combined $76.7 million, or $1.20 per share, negative impact after considering the related tax benefit of these adjustments of $14.2 million). Excluding the impact of these items, adjusted net loss attributable to Guess?, Inc. was $4.5 million and adjusted diluted loss was $0.07 per common share for fiscal 2021. We estimate that the favorable impact from share repurchases offset by the unfavorable impact from additional interest expense recognized related to the convertible senior notes had a positive impact of $0.06 on adjusted diluted earnings per share for fiscal 2020. During fiscal 2020, the Company recognized $10.0 million of asset impairment charges; a net credit of $0.9 million of certain professional service, legal fees and related net credits, $0.4 million of separation charges and $7.6 million of amortization of debt discount related to the Company’s convertible senior notes (or a combined $9.1 million, or $0.12 per share, negative impact after considering the related tax benefit of $8.1 million). Excluding the impact of these items, adjusted net earnings attributable to Guess?, Inc. were $105.0 million and adjusted diluted earnings were $1.45 per common share for fiscal 2020. References to financial results excluding the impact of these items are non-GAAP measures and are addressed below under “Non-GAAP Measures.”
Information by Business Segment
The following table presents our net revenue and earnings (loss) from operations by segment for the periods indicated (dollars in thousands):

	Fiscal 2021	Fiscal 2020	Change	% Change
Net revenue:
Americas Retail	$510,806	$811,547	$(300,741)	(37.1%)
Americas Wholesale	117,607	186,389	(68,782)	(36.9%)
Europe	941,546	1,248,114	(306,568)	(24.6%)
Asia	232,574	346,212	(113,638)	(32.8%)
Licensing	73,996	85,847	(11,851)	(13.8%)
Total net revenue	$1,876,529	$2,678,109	$(801,580)	(29.9%)
Earnings (loss) from operations:
Americas Retail	$(15,776)	$22,279	$(38,055)	(170.8%)
Americas Wholesale	19,912	35,674	(15,762)	(44.2%)
Europe	66,790	134,078	(67,288)	(50.2%)
Asia	(20,758)	(8,894)	(11,864)	133.4%
Licensing	67,938	74,459	(6,521)	(8.8%)
Total segment earnings (loss) from operations	118,106	257,596	(139,490)	(54.2%)
Corporate overhead	(100,962)	(106,948)	5,986	(5.6%)
Asset impairment charges	(80,442)	(9,977)	(70,465)	706.3%
Net gains on lease modifications	2,801	—	2,801
Total earnings (loss) from operations	$(60,497)	$140,671	$(201,168)	(143.0%)
Operating margins:
Americas Retail	(3.1%)	2.7%
Americas Wholesale	16.9%	19.1%
Europe	7.1%	10.7%
Asia	(8.9%)	(2.6%)
Licensing	91.8%	86.7%
Total Company	(3.2%)	5.3%
Americas Retail
Net revenue from our Americas Retail segment decreased by $300.7 million, or 37.1%, to $510.8 million for fiscal 2021, from $811.5 million in fiscal 2020. In constant currency, net revenue decreased by 36.7% compared to the prior year, driven primarily by temporary store closures and, to a lesser extent, lower store traffic resulting from the COVID-19 pandemic. Excluding the impact from the temporary store closures, the store base for the U.S. and Canada decreased by an average of 28 net stores in fiscal 2021 compared to the prior year, resulting in a 5.1% net decrease in average square footage. Currency translation fluctuations relating to our non-U.S. retail stores and e-commerce sites unfavorably impacted net revenue by $3.1 million.
Operating margin decreased 580 basis points to negative 3.1% for fiscal 2021, from 2.7% in fiscal 2020, due to lower gross margins and, to a lesser extent, a higher SG&A rate. The lower gross margins were driven primarily by overall deleveraging of occupancy costs due primarily to the negative impact from temporary store closures and lower store traffic. The higher SG&A rate was driven primarily by overall deleveraging of expenses, partially offset by lower store selling expenses due to payroll savings resulting from the temporary furlough of the Company’s store associates in the U.S. and Canada and lower overall payroll costs.
Loss from operations from our Americas Retail segment was $15.8 million for fiscal 2021 compared to earnings from operations of $22.3 million in fiscal 2020. The deterioration is primarily due to the unfavorable impact on earnings from lower revenue, partially offset by lower store selling expenses and lower occupancy costs.
Americas Wholesale
Net revenue from our Americas Wholesale segment decreased by $68.8 million, or 36.9%, to $117.6 million for fiscal 2021, compared to $186.4 million in fiscal 2020. In constant currency, net revenue decreased by 34.8% compared to the prior year, driven primarily by our U.S. wholesale business due mainly to lower demand resulting from the COVID-19 pandemic. Currency translation fluctuations relating to our non-U.S. wholesale businesses unfavorably impacted net revenue by $3.9 million.
Operating margin decreased 220 basis points to 16.9% for fiscal 2021, compared to 19.1% in fiscal 2020, due primarily to a higher SG&A rate driven primarily by overall deleveraging of expenses resulting from lower wholesale shipments.
Earnings from operations from our Americas Wholesale segment decreased by $15.8 million, or 44.2%, to $19.9 million for fiscal 2021, compared to $35.7 million in fiscal 2020. The decrease was driven primarily by the unfavorable impact on earnings from lower revenue.
Europe
Net revenue from our Europe segment decreased by $306.6 million, or 24.6%, to $941.5 million for fiscal 2021, compared to $1.2 billion in fiscal 2020. In constant currency, net revenue decreased by 27.2% compared to the prior year, driven primarily by temporary store closures and lower store traffic resulting from the COVID-19 pandemic and, to a lesser extent, a shift in wholesale shipments into fiscal 2022 resulting from lower demand. Currency translation fluctuations relating to our European operations favorably impacted net revenue by $33.1 million.
Operating margin decreased 360 basis points to 7.1% for fiscal 2021, compared to 10.7% in fiscal 2020, driven by a higher SG&A rate, partially offset by higher gross margins. The higher SG&A rate was due primarily to overall deleveraging of expenses resulting from lower revenue. The higher gross margins were driven primarily by higher initial markups, and, to a lesser extent, the favorable impact from certain rent concessions granted related to the COVID-19 pandemic, partially offset by overall deleveraging of occupancy costs due to lower revenue.
Earnings from operations from our Europe segment decreased by $67.3 million, or 50.2%, to $66.8 million for fiscal 2021, compared to $134.1 million in fiscal 2020. The decrease was driven primarily by the unfavorable impact on earnings from lower revenue, partially offset by lower occupancy costs and, to a lesser extent, lower SG&A expenses. Currency translation fluctuations relating to our European operations favorably impacted earnings from operations by $7.4 million.
Asia
Net revenue from our Asia segment decreased by $113.6 million, or 32.8%, to $232.6 million for fiscal 2021, compared to $346.2 million in fiscal 2020. In constant currency, net revenue decreased by 33.8% compared to the prior year, driven primarily by lower store traffic and, to a lesser extent, permanent store closures and temporary store closures resulting from the COVID-19 pandemic. Currency translation fluctuations relating to our Asian operations favorably impacted net revenue by $3.4 million.
Operating margin decreased 630 basis points to negative 8.9% for fiscal 2021, from negative 2.6% in fiscal 2020, driven by lower gross margins and, to a lesser extent, a higher SG&A rate. The lower gross margins were due primarily to the negative impacts from the COVID-19 pandemic which resulted in higher inventory reserves. The higher SG&A rate was driven primarily by overall deleveraging of expenses, partially offset by the favorable impact of business mix.

Loss from operations from our Asia segment was $20.8 million for fiscal 2021, compared to $8.9 million in fiscal 2020. The deterioration was driven primarily by the unfavorable impact on earnings from lower revenue and, to a lesser extent, lower product margins, partially offset by lower SG&A expenses and, to a lesser extent, lower occupancy costs. Currency translation fluctuations relating to our Asian operations favorably impacted loss from operations by $1.3 million.
Licensing
Net royalty revenue from our Licensing segment decreased by $11.9 million, or 13.8%, to $74.0 million for fiscal 2021, compared to $85.8 million in fiscal 2020.
Earnings from operations from our Licensing segment decreased by $6.5 million, or 8.8%, to $67.9 million for fiscal 2021, from $74.5 million in fiscal 2020. The decrease was driven by the unfavorable impact to earnings from lower revenue.
Corporate Overhead
Unallocated corporate overhead decreased by $6.0 million to $101.0 million for fiscal 2021, compared to $106.9 million in fiscal 2020. The decrease was driven primarily by lower overall discretionary expenses and, to a lesser extent, lower performance-based compensation costs.
Fiscal 2020 Compared to Fiscal 2019
The comparison of fiscal 2020 to fiscal 2019 has been omitted from this Form 10-K, but can be referenced in our Form 10-K for the fiscal year ended February 1, 2020, filed on April 1, 2020.
Non-GAAP Measures
The Company’s reported financial results are presented in accordance with GAAP. The reported net earnings (loss) attributable to Guess?, Inc. and diluted earnings (loss) per share in fiscal 2021 and fiscal 2020 reflect the impact of certain professional service, legal fees and related net credits, certain separation charges, asset impairment charges, net gains on lease modifications, non-cash amortization of debt discount on the Company’s convertible senior notes, the related tax impacts of these adjustments as well as certain discrete tax adjustments, where applicable. Fiscal 2020 also includes the impact from changes in the tax law on deferred taxes in certain tax jurisdictions, net tax settlements and adjustments to specific uncertain tax positions. These items affect the comparability of the Company’s reported results. The financial results are also presented on a non-GAAP basis, as defined in Section 10(e) of Regulation S-K of the SEC, to exclude the effect of these items. The Company believes that these “non-GAAP” or “adjusted” financial measures are useful for investors to evaluate the comparability of the Company’s operating results and its future outlook when reviewed in conjunction with the Company’s GAAP financial statements. The non-GAAP measures are provided in addition to, and not as alternatives for, the Company’s reported GAAP results.
The adjusted measures for fiscal 2021 exclude the impact of $80.4 million of asset impairment charges; $3.4 million of separation charges; $10.4 million of amortization of debt discount on the Company’s convertible senior notes; $2.8 million of net gains on lease modifications; and a net credit of $0.6 million of certain professional service, legal fees and related net credits. The asset impairment charges related to certain retail locations resulting from lower revenue and future cash flow projections from the ongoing effects of the COVID-19 pandemic. The $3.4 million in separation-related charges mainly related to headcount reduction in response to the COVID-19 pandemic. Certain professional service, legal fees and related (credits) costs were primarily due to amounts which the Company otherwise would not have incurred as part of its business operations. These items resulted in a combined $76.7 million impact (after considering the related tax benefit based on the Company’s assessment of deductibility using the statutory income tax rate, inclusive of the impact of valuation allowances, totaling $14.2 million), or an unfavorable $1.20 per share impact during fiscal 2021. Net loss attributable to Guess?, Inc. was $81.2 million and diluted loss per common share were $1.27 for fiscal 2021. Excluding the impact of these items, adjusted net loss attributable to Guess?, Inc. was $4.5 million and adjusted diluted loss per common share was $0.07 for fiscal 2021.
The adjusted measures for fiscal 2020 exclude the impact of asset impairment charges of $10.0 million, $7.6 million of amortization of debt discount on the Company’s convertible senior notes; net credit of certain professional service, legal fees and related net credits of $0.9 million, and separation charges of $0.4 million. The asset impairment charges related primarily to the impairment of certain retail locations resulting from under-performance and expected store closures, and, to a lesser extent, impairment charges related to goodwill associated with the Company’s China retail reporting unit and impairment charges related to certain operating lease right-of-use assets. Certain professional service, legal fees and related net credits were primarily due to amounts which the Company otherwise would not have incurred as part of its business operations. During fiscal 2020, the Company recorded $0.4 million in separation-related charges related to the departure of our former CEO. These charges mainly related to non-cash stock-based compensation expense resulting from changes in expected performance conditions of certain previously granted stock awards that were no longer subject to service vesting requirements after his departure. These items resulted in a combined $9.1 million impact (after considering the related tax benefit as well as the impact from changes in the tax law on deferred taxes in certain tax jurisdictions, net tax settlements and adjustments to specific uncertain tax positions totaling $8.1 million), or an unfavorable $0.12 per share impact during fiscal 2020. Net earnings attributable to Guess?, Inc. were $96.0 million and diluted earnings per common share were $1.33 for fiscal 2020. Excluding the impact of these items, adjusted net earnings attributable to Guess?, Inc. were $105.0 million and adjusted diluted earnings per common share were $1.45 for fiscal 2020.
Our discussion and analysis herein also include certain constant currency financial information. Foreign currency exchange rate fluctuations affect the amount reported from translating the Company’s foreign revenue, expenses and balance sheet amounts into U.S. dollars. These rate fluctuations can have a significant effect on reported operating results under GAAP. The Company provides constant currency information to enhance the visibility of underlying business trends, excluding the effects of changes in foreign currency translation rates. To calculate net revenue, comparable store sales and earnings (loss) from operations on a constant currency basis, operating results for the current-year period are translated into U.S. dollars at the average exchange rates in effect during the comparable period of the prior year. To calculate balance sheet amounts on a constant currency basis, the current year balance sheet amount is translated into U.S. dollars at the exchange rate in effect at the comparable prior-year period end. The constant currency calculations do not adjust for the impact of revaluing specific transactions denominated in a currency that is different to the functional currency of that entity when exchange rates fluctuate. The constant currency information presented may not be comparable to similarly titled measures reported by other companies.
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
Liquidity and Capital Resources
We need liquidity globally primarily to fund our working capital, occupancy costs, interest payments on our debt, remodeling and rationalization of our retail stores, shop-in-shop programs, concessions, systems, infrastructure, other existing operations, expansion plans, international growth and potential acquisitions and investments. In addition, in the U.S. we need liquidity to fund share repurchases and payment of dividends to our stockholders. Generally, our working capital needs are highest during the late summer and fall as our inventories increase before the holiday selling period. During the fiscal year ended January 30, 2021, we relied primarily on trade credit, available cash, real estate and other operating leases, finance leases, proceeds from our credit facilities and term loans and internally generated funds to finance our operations. We anticipate that we will be able to satisfy our ongoing cash requirements during the next 12 months for working capital, capital expenditures, payments on our debt, finance leases and operating leases as well as lease modification payments, potential acquisitions and investments, share repurchases and dividend payments to stockholders, primarily with cash flow from operations and existing cash balances as supplemented by borrowings under our existing Credit Facility in the U.S. and Canada as well as bank facilities in Europe and China and proceeds from our term loans, as needed. As further noted below under the “–COVID-19 Business Update” section and in “Part IV. Financial Statements –

Note 1 – Description of the Business and Summary of Significant Accounting Policies and Practices”, the Company has also implemented a number of other measures to help preserve liquidity in response to the COVID-19 pandemic. We expect to settle the principal amount of our outstanding convertible senior notes in 2024 in cash and any excess in shares. Such arrangements are described further in “Part IV. Financial Statements – Note 8 – Borrowings and Finance Lease Obligations” and “Part I, Item 1. Financial Statements – Note 10 – Convertible Senior Notes and Related Transactions” in this Form 10-K. Due to the seasonality of our business and cash needs, we may increase borrowings under our established credit facilities from time-to-time, during the next 12 months. If we experience a sustained decrease in consumer demand related to the COVID-19 pandemic, we may require access to additional credit, which may not be available to us on commercially acceptable terms or at all.
On March 27, 2020, the U.S. government enacted the CARES Act to provide economic relief from the COVID-19 pandemic. Among other provisions, the CARES Act allows for a full offset of taxable income in a five-year carryback period for net operating losses, which will reduce current period tax expense and may result in a refund of previously paid income tax amounts at higher historical tax rates. During the year ended January 30, 2021, the Company recognized a tax benefit of approximately $0.7 million related to the CARES Act.
The Company has a balance related to Tax Reform transition tax included in other long-term liabilities of $19.9 million (excluding related interest) for each of the years ended January 30, 2021 and February 1, 2020. Refer to “Part IV. Financial Statements – Note 12 – Income Taxes” for further detail.
The Company has historically considered the undistributed earnings of its foreign subsidiaries to be indefinitely reinvested. As a result of the Tax Reform, the Company had a substantial amount of previously taxed earnings that could be distributed to the U.S. without additional U.S. taxation. The Company continues to evaluate its plans for reinvestment or repatriation of unremitted foreign earnings and regularly reviews its cash positions and determination of permanent reinvestment of foreign earnings. If the Company determines that all or a portion of such foreign earnings are no longer indefinitely reinvested, it may be subject to additional foreign withholding taxes and U.S. state income taxes, beyond the Tax Reform’s one-time transition tax. The Company intends to indefinitely reinvest the remaining earnings from the Company’s foreign subsidiaries for which a deferred tax liability has not already been recorded. It is not practicable to estimate the amount of tax that might be payable if these earnings were repatriated due to the complexities associated with the hypothetical calculation.
As of January 30, 2021, the Company had cash and cash equivalents of $469.1 million, of which approximately $102.2 million was held in the U.S.
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
COVID-19 Impact on Liquidity
Refer to the “—COVID-19 Business Update” section above and in “Part IV. Financial Statements – Note 1 – Description of the Business and Summary of Significant Accounting Policies and Practices” for a discussion of the impact from the COVID-19 pandemic on our financial performance and our liquidity.
In light of store closures and reduced traffic in stores, the Company has taken certain actions with respect to certain of its existing leases, including engaging with landlords to discuss rent deferrals as well as other rent concessions. Throughout the COVID-19 pandemic, we have suspended rental payments and/or paid reduced rental amounts with respect to our retail stores that were closed or experiencing drastically reduced customer traffic as a result of the COVID-19 pandemic. Over the last year, we have successfully negotiated with several landlords, including some of our larger landlords and have received rent abatement benefits as well as new lease terms for some of our affected leases. The Company continues to engage in discussions with additional affected landlords in an effort to achieve appropriate rent relief and other lease concessions and, in some cases, to terminate existing leases. In a few instances, where negotiations with landlords have proven unsuccessful, the Company is engaged in litigation related to rent obligations both during the COVID-19 pandemic and through the term of the lease.

Fiscal 2021 Compared to Fiscal 2020
The Company has presented below the cash flow performance comparison of the year ended January 30, 2021 versus the year ended February 1, 2020.
Operating Activities
Net cash provided by operating activities was $209.1 million for the fiscal year ended January 30, 2021, compared to $197.9 million for the fiscal year ended February 1, 2020, or an increase of $11.1 million. The improvement was driven primarily by favorable changes in working capital, partially offset by lower cash flows generated from net earnings. The favorable changes in working capital were due primarily to the extension of vendor payment terms on our accounts payable balances and the suspension and/or reduction of our operating lease payments, which could be temporary, as well as overall lower expenditures and improved inventory management during fiscal 2021. In addition, during fiscal 2020, net cash used in operating activities included the payment of the European Commission fine of $45.6 million which was imposed and accrued in fiscal 2019.
Investing Activities
Net cash used in investing activities was $22.2 million for the fiscal year ended January 30, 2021, compared to $56.5 million for the fiscal year ended February 1, 2020. Net cash used in investing activities related primarily to capital expenditures incurred on investments in technology infrastructure and, to a lesser extent, existing store remodeling programs and international retail expansion. In addition, purchases of investments, settlements of forward exchange currency contracts and proceeds from the sale of long-term assets are also included in cash flows used in investing activities.
The decrease in cash used in investing activities was driven primarily by lower spending on retail expansion during fiscal 2021 compared to fiscal 2020. During the fiscal year ended January 30, 2021, the Company opened 22 directly operated stores compared to 66 directly operated stores that were opened in the prior year.
Financing Activities
Net cash used in financing activities was $9.9 million for the fiscal year ended January 30, 2021, compared to $64.2 million for the fiscal year ended February 1, 2020. Cash used in financing activities related primarily to the repurchases of shares of the Company’s common stock. In addition, payment of dividends, cash activity from the issuance of common stock under our equity plans, payments related to finance lease obligations, net proceeds from borrowings and net proceeds related to issuance of convertible senior notes and related warrants are also included in cash flows used in financing activities.
The decrease in cash used in financing activities was driven primarily by the lower investments made in share repurchases and, to a lesser extent, lower payment of dividends and higher net proceeds received from borrowings during fiscal 2021 compared to the prior year. This was partially offset by net proceeds from the issuance of convertible senior notes and related warrants during fiscal 2020.
Effect of Exchange Rates on Cash, Cash Equivalents and Restricted Cash
During the fiscal year ended January 30, 2021, changes in foreign currency translation rates increased our reported cash, cash equivalents and restricted cash balance by $7.5 million. This compares to a decrease of $3.4 million in cash, cash equivalents and restricted cash driven by changes in foreign currency translation rates during the fiscal year ended February 1, 2020.
Working Capital
As of January 30, 2021, the Company had net working capital (including cash and cash equivalents) of $470.0 million, compared to $425.8 million at February 1, 2020.
The Company’s primary working capital needs are for the current portion of lease liabilities, accounts receivable and inventory. The accounts receivable balance consists of trade receivables relating primarily to the Company’s wholesale business in Europe and, to a lesser extent, to its wholesale businesses in the Americas and Asia, royalty receivables relating to its licensing operations, credit card and retail concession receivables related to its retail businesses and certain other receivables. Accounts receivable decreased by $13.1 million, or 4.0%, to $314.1 million as of January 30, 2021, compared to $327.3 million at February 1, 2020. On a constant currency basis, accounts receivable decreased by $32.4 million, or 9.9%, when compared to February 1, 2020. As of January 30, 2021, approximately 49% of our total net trade receivables and 61% of our European net trade receivables were subject to credit insurance coverage, certain bank guarantees or letters of credit for collection purposes. Our credit insurance coverage contains certain terms and conditions specifying deductibles and annual claim limits. Inventory decreased by $4.0 million, or 1.0%, to $389.1 million as of January 30, 2021, from $393.1 million at February 1, 2020. On a constant currency basis, inventory decreased by $21.4 million, or 5.4%, when compared to February 1, 2020, driven primarily by improved inventory management.
Contractual Obligations and Commitments
The following table summarizes the Company’s contractual obligations as of January 30, 2021 and the effects such obligations are expected to have on liquidity and cash flow in future periods (dollars in thousands):

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Contractual Obligations:
Short-term borrowings	$7,332	$7,332	$—	$—	$—
Convertible senior notes, net[1,2]	321,000	6,000	12,000	303,000	—
Long-term debt, excluding convertible senior notes, net[1]	81,302	28,073	25,590	12,604	15,035
Finance lease obligations[1]	26,125	6,068	10,967	5,893	3,197
Operating lease obligations[3]	976,421	249,025	348,367	195,560	183,469
Purchase obligations[4]	207,789	207,789	—	—	—
Benefit obligations[5]	82,840	3,096	5,343	6,490	67,911
Total	$1,702,809	$507,383	$402,267	$523,547	$269,612

Other commercial commitments[6]	$2,100	$2,100	$—	$—	$—
______________________________________________________________________
1Includes interest payments.
2In April 2019, the Company issued $300 million principal amount of 2.00% convertible senior notes due 2024 (the “Notes”) in a private offering. Refer to “Part IV. Financial Statements – Note 10 – Convertible Senior Notes and Related Transactions” for further detail.
3The Company has elected the practical expedient to not separate non-lease components from lease components in the measurement of liabilities for its directly-operated real estate leases. As such, this amount reflects operating lease costs that are considered in the measurement of the related operating lease liabilities, which may include fixed payments related to rent, insurance, property taxes, sales promotion, common area maintenance and certain utility charges, where applicable. This does not include variable lease costs that are excluded from the measurement of the operating lease liabilities, such as those charges that are based on a percentage of annual sales volume or estimates. In fiscal 2021, these variable charges totaled $54.1 million. Refer to “Part IV. Financial Statements – Note 9 – Lease Accounting” for further detail.
4Purchase obligations represent open purchase orders for raw materials and merchandise at the end of the fiscal year. These purchase orders can be impacted by various factors, including the scheduling of market weeks, the timing of issuing orders, the timing of the shipment of orders and currency fluctuations.
5Includes expected payments associated with the deferred compensation plan and the Supplemental Executive Retirement Plan through fiscal 2055.
6Consists of standby letters of credit for workers’ compensation and general liability insurance.
Excluded from the above contractual obligations table is the noncurrent liability for unrecognized tax benefits, including penalties and interest, of $40.0 million. This liability for unrecognized tax benefits has been excluded because the Company cannot make a reliable estimate of the period in which the liability will be settled, if ever.
The above table also excludes current liabilities (other than short-term borrowings) as these amounts will be paid within one year and certain long-term liabilities that do not require cash payments.

Off-Balance Sheet Arrangements
Other than certain obligations and commitments included in the table above, we did not have any material off-balance sheet arrangements as of January 30, 2021.
Capital Expenditures
Gross capital expenditures totaled $18.9 million, before deducting lease incentives of $2.3 million, for the fiscal year ended January 30, 2021. This compares to gross capital expenditures of $61.9 million, before deducting lease incentives of $5.5 million, for the fiscal year ended February 1, 2020.
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
Share Repurchases
On June 26, 2012, the Company’s Board of Directors authorized a program to repurchase, from time-to-time and as market and business conditions warrant, up to $500 million of the Company’s common stock. Repurchases under the program may be made on the open market or in privately negotiated transactions, pursuant to Rule 10b5-1 trading plans or other available means. There is no minimum or maximum number of shares to be repurchased under the program, which may be discontinued at any time, without prior notice. During fiscal 2021, the Company repurchased 4,000,000 shares under the program at an aggregate cost of $38.9 million. During fiscal 2020, the Company repurchased 16,739,740 shares under the program at an aggregate cost of $288.1 million, which is inclusive of the shares repurchased under the ASR Contract as described below. During fiscal 2019, the Company repurchased 1,118,808 shares at an aggregate cost of $17.6 million. As of January 30, 2021, the Company had remaining authority under the program to purchase $47.8 million of its common stock.
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
As a non-qualified pension plan, no dedicated funding of the SERP is required; however, the Company has made periodic payments into insurance policies held in a rabbi trust to fund the expected obligations arising under the non-qualified SERP. The amount of any future payments into the insurance policies, if any, may vary depending on investment performance of the trust. The cash surrender values of the insurance policies were $72.1 million and $67.7 million as of January 30, 2021 and February 1, 2020, respectively, and were included in other assets in the Company’s consolidated balance sheets. As a result of changes in the value of the insurance policy investments, the Company recorded unrealized gains (losses) of $6.1 million, $7.6 million and $(1.1) million in other income (expense) during fiscal 2021, fiscal 2020 and fiscal 2019, respectively. The projected benefit obligation was $52.3 million and $51.9 million as of January 30, 2021 and February 1, 2020, respectively, and was included in accrued expenses and other long-term liabilities in the Company’s consolidated balance sheets depending on the expected timing of payments. SERP benefit payments of $1.7 million were made during both fiscal 2021 and fiscal 2020.
Employee Stock Purchase Plan
The Company’s qualified employee stock purchase plan (“ESPP”) allows qualified employees (as defined) to participate in the purchase of designated shares of the Company’s common stock at a price equal to 85% of the lower of the closing price at the beginning or end of each quarterly stock purchase period. The Company has 4,000,000 shares of common stock registered under the ESPP. The Company’s ESPP will remain in effect through March 11, 2022. During the year ended January 30, 2021, 86,780 shares of the Company’s common stock were issued pursuant to the ESPP at an average price of 11.82 per share for a total of $1.0 million.
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
Allowances for Doubtful Accounts
In the normal course of business, the Company grants credit directly to certain wholesale customers after a credit analysis is performed based on financial and other criteria. Accounts receivable are recorded net of an allowance for doubtful accounts. The Company maintains allowances for doubtful accounts for estimated losses that result from the inability of its wholesale customers to make their required payments. The Company bases its allowances on analysis of the aging of accounts receivable at the date of the financial statements, assessments of historical and current collection trends, an evaluation of the impact of current economic conditions and whether the Company has obtained credit insurance or other guarantees which are not considered freestanding against the related account receivable balances.
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
Deferred tax assets and liabilities are determined based on differences between financial reporting bases and tax bases of assets and liabilities and are measured using the enacted tax rates expected to apply to taxable income in the periods in which the deferred tax asset or liability is expected to be realized or settled. Deferred tax assets are reduced by valuation allowances if we believe it is more likely than not that some portion or the entire asset will not be realized. The Company has historically considered the undistributed earnings of its foreign subsidiaries to be indefinitely reinvested. As a result of the Tax Reform, the Company had a substantial amount of previously taxed earnings that could be distributed to the U.S. without additional U.S. taxation. The Company continues to evaluate its plans for reinvestment or repatriation of unremitted foreign earnings and regularly reviews its cash positions and determination of permanent reinvestment of foreign earnings. If the Company determines that all or a portion of such foreign earnings are no longer indefinitely reinvested, it may be subject to additional foreign withholding taxes and U.S. state income taxes, beyond the Tax Reform’s one-time transition tax. The Company intends to indefinitely reinvest the remaining earnings from the Company’s foreign subsidiaries for which a deferred tax liability has not already been recorded. It is not practicable to estimate the amount of tax that might be payable if these earnings were repatriated due to the complexities associated with the hypothetical calculation.

Valuation of Goodwill, Intangible and Other Long-Lived Assets
The Company assesses the impairment of its long-lived assets (related primarily to goodwill, property and equipment and operating right-of-use assets), which requires the Company to make assumptions and judgments regarding the carrying value of these assets on an annual basis, or more frequently if events or changes in circumstances indicate that the assets might be impaired. For goodwill, determination of impairment is made at the reporting unit level which may be either an operating segment or one level below an operating segment if discrete financial information is available. Two or more reporting units within an operating segment may be aggregated for impairment testing if they have similar economic characteristics. The Company has identified its Americas Retail segment, its Americas Wholesale segment and its European wholesale and European retail components of its Europe segment as reporting units for goodwill impairment testing. For long-lived assets (other than goodwill), the majority relate to its retail operations which consist primarily of regular retail and flagship locations. The Company considers each individual regular retail location as an asset group for impairment testing, which is the lowest level at which individual cash flows can be identified. The asset group includes leasehold improvements, furniture, fixtures and equipment, computer hardware and software, operating lease right-of-use (“ROU”) assets including lease acquisition costs, and certain long-term security deposits, and excludes operating lease liabilities. The Company reviews regular retail locations in penetrated markets for impairment risk once the locations have been opened for at least one year in their current condition, or sooner as changes in circumstances require. The Company believes that waiting at least one year allows a location to reach a maturity level where a more comprehensive analysis of financial performance can be performed. The Company evaluates impairment risk for regular retail locations in new markets, where the Company is in the early stages of establishing its presence, once brand awareness has been established. The Company also evaluates impairment risk for retail locations that are expected to be closed in the foreseeable future. The Company has flagship locations which are used as a regional marketing tool to build brand awareness and promote the Company’s current product. Provided the flagship locations continue to meet appropriate criteria, impairment for these locations is tested at a reporting unit level similar to goodwill since they do not have separately identifiable cash flows.
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
Recently Issued Accounting Guidance
See “Part IV. Financial Statements – Note 2 – New Accounting Guidance” in this Form 10-K for disclosures about recently issued accounting guidance.
ITEM 7A.    Quantitative and Qualitative Disclosures About Market Risk.
Exchange Rate Risk
More than two-thirds of product sales and licensing revenue recorded for the year ended January 30, 2021 were denominated in currencies other than the U.S. dollar. The Company’s primary exchange rate risk relates to operations in Europe, Canada, South Korea, China, Hong Kong, and Mexico. Changes in currencies affect our earnings in various ways. For further discussion on currency-related risk, please refer to our risk factors under “Part I, Item 1A. Risk Factors.”
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
Foreign Exchange Currency Contracts Designated as Cash Flow Hedges
During fiscal 2021, the Company purchased U.S. dollar forward contracts in Europe totaling US$115.0 million that were designated as cash flow hedges. As of January 30, 2021, the Company had forward contracts outstanding for its European operations of US$100.0 million to hedge forecasted merchandise purchases, which are expected to mature over the next 13 months. The Company’s derivative financial instruments are recorded in its consolidated balance sheet at fair value based on quoted market rates. Changes in the fair value of the U.S. dollar forward contracts, designated as cash flow hedges for forecasted merchandise purchases, are recorded as a component of accumulated other comprehensive income (loss) within stockholders’ equity and are recognized in cost of product sales in the period which approximates the time the hedged merchandise inventory is sold. Changes in the fair value of the U.S. dollar forward contracts, if any are designated as cash flow hedges for forecasted intercompany royalties, are recorded as a component of accumulated other comprehensive income (loss) within stockholders’ equity and are recognized in other income (expense) in the period in which the royalty expense is incurred.
As of January 30, 2021, accumulated other comprehensive income (loss) related to foreign exchange currency contracts included a net unrealized loss of approximately $4.1 million, net of tax, of which $3.3 million will be recognized in cost of product sales over the following 12 months, at the then current values on a pre-tax basis, which can be different than the current year-end values. As of January 30, 2021, the net unrealized loss of the remaining open forward contracts recorded in the Company’s consolidated balance sheet was approximately $3.3 million.
At February 1, 2020, the Company had forward contracts outstanding for its European operations of US$148.6 million that were designated as cash flow hedges. At February 1, 2020, the net unrealized gain of these open forward contracts recorded in the Company’s consolidated balance sheet was approximately $4.0 million.
Foreign Exchange Currency Contracts Not Designated as Hedging Instruments
The Company also has foreign exchange currency contracts that are not designated as hedging instruments for accounting purposes. Changes in fair value of foreign exchange currency contracts not designated as hedging instruments are reported in net earnings (loss) as part of other income (expense). For the year ended January 30, 2021, the Company recorded a net loss of $5.1 million for its euro dollar foreign currency contracts not designated as hedges, which has been included in other income (expense). As of January 30, 2021, the Company had euro foreign exchange currency contracts to purchase US$19.0 million expected to mature over the next four months. As of January 30, 2021, the net unrealized loss of these open forward contracts recorded in the Company’s consolidated balance sheet was approximately $1.2 million.
At February 1, 2020, the Company had euro foreign exchange currency contracts to purchase US$46.1 million. At February 1, 2020, the net unrealized gain of these open forward contracts recorded in the Company’s consolidated balance sheet was approximately $0.9 million.
Sensitivity Analysis
As of January 30, 2021, a sensitivity analysis of changes in foreign currencies when measured against the U.S. dollar indicates that, if the U.S. dollar had uniformly weakened by 10% against all of the U.S. dollar denominated foreign exchange derivatives totaling US$119.0 million, the fair value of the instruments would have decreased by $13.2 million. Conversely, if the U.S. dollar uniformly strengthened by 10% against all of the U.S. dollar denominated foreign exchange derivatives, the fair value of these instruments would have increased by $10.8 million. Any resulting changes in the fair value of the hedged instruments may be partially offset by changes in the fair value of certain balance sheet positions (primarily U.S. dollar denominated liabilities in our foreign operations) impacted by the change in the foreign currency rate. The ability to reduce the exposure of currencies on earnings depends on the magnitude of the derivatives compared to the balance sheet positions during each reporting cycle.
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
As of January 30, 2021, accumulated other comprehensive income (loss) related to the interest rate swap agreement included a net unrealized loss of approximately $0.8 million, net of tax, which will be recognized in interest expense after the following 12 months, at the then current values on a pre-tax basis, which can be different than the current year-end values. As of January 30, 2021, the net unrealized loss of the interest rate swap recorded in the Company’s consolidated balance sheet was approximately $1.0 million.
At February 1, 2020, the net unrealized loss of the interest rate swap recorded in the Company’s consolidated balance sheet was approximately $0.3 million.
Sensitivity Analysis
As of January 30, 2021, the Company had indebtedness related to a real estate secured term loan of $18.5 million and finance lease obligations of $22.1 million. The real estate secured loan is covered by a separate interest rate swap agreement with a swap fixed interest rate of approximately 3.06% that matures in January 2026. The interest rate swap agreement is designated as a cash flow hedge and converts the nature of the Company’s real estate secured term loan from LIBOR floating-rate debt to fixed-rate debt. The finance lease obligations are based on fixed interest rates derived from the respective agreements.
The Company’s remaining indebtedness is at variable rates of interest. Accordingly, changes in interest rates would impact the Company’s results of operations in future periods. A 100 basis point increase in interest rates would have had an insignificant effect on interest expense for the year ended January 30, 2021.
As of January 30, 2021, the Company also had borrowings under its short-term borrowing arrangements of $7.3 million which are based on variable rates of interest. Accordingly, changes in interest rates would impact the

Company’s results of operations in future periods. A 100 basis point increase in interest rates would not have a significant effect on interest expense for the year ended January 30, 2021.
The fair values of the Company’s debt instruments are based on the amount of future cash flows associated with each instrument discounted using the Company’s incremental borrowing rate. As of January 30, 2021 and February 1, 2020, the carrying value of all financial instruments was not materially different from fair value, as the interest rates on the Company’s debt approximated rates currently available to the Company. The fair value of the Company’s convertible senior notes is determined based on inputs that are observable in the market and have been classified as Level 2 in the fair value hierarchy.
Derivatives Designated as Hedging Instruments
The following table summarizes net after-tax activity related to the Company’s foreign exchange currency contracts and interest rate swap agreement designated as cash flow hedges recorded in accumulated other comprehensive income (loss) (in thousands):

	Year Ended Jan 30, 2021	Year Ended Feb 1, 2020
Beginning balance gain	$6,300	$2,999
Cumulative adjustment from adoption of new accounting guidance[1]	—	1,981
Net gains (losses) from changes in cash flow hedges	(5,709)	8,316
Net gains reclassified to earnings (loss)	(5,467)	(6,996)
Ending balance gain (loss)	$(4,876)	$6,300
______________________________________________________________________
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
The Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s principal executive officer and principal financial officer, of the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based upon this evaluation, under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of January 30, 2021.
Ernst & Young LLP, the independent registered public accounting firm that audited the Company’s financial statements as of and for the fiscal year ended January 30, 2021 included in this Annual Report on Form 10-K has issued an attestation report on the Company’s internal control over financial reporting, which is set forth below.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting during the fourth quarter of fiscal 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Guess?, Inc. and Subsidiaries
Opinion on Internal Control Over Financial Reporting
We have audited Guess?, Inc. and subsidiaries’ internal control over financial reporting as of January 30, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Guess?, Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of January 30, 2021, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of January 30, 2021 and February 1, 2020, the related consolidated statements of income (loss), comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended January 30, 2021, and the related notes and the financial statement schedule listed in the Index at ITEM 15(a)(2) and our report dated April 9, 2021 expressed an unqualified opinion thereon.
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
April 9, 2021

ITEM 9B.    Other Information.
None.
PART III
ITEM 10.    Directors, Executive Officers and Corporate Governance.
The information required by this item can be found under the captions “Directors and Executive Officers” and “Corporate Governance and Board Matters” in the Company’s Proxy Statement (the “Proxy Statement”) to be filed with the SEC not later than 120 days after the end of our fiscal year and is incorporated herein by reference.
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
(a)   Documents Filed with Report
(1)Consolidated Financial Statements
The Report of Independent Registered Public Accounting Firm and financial statements listed on the accompanying Index to Consolidated Financial Statements and Financial Statement Schedule are filed as part of this report.
(2)Consolidated Financial Statement Schedule
The financial statement schedule listed on the accompanying Index to Consolidated Financial Statements and Financial Statement Schedule is filed as part of this report.
All other schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are inapplicable and therefore have been omitted.
(3)Exhibits
The exhibits listed in the below Exhibit Index are filed or incorporated by reference as part of this report.
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

Exhibit Number	Description
*10.10.
Letter Agreement regarding amendment to Employment Agreement dated March 30, 2020 between the Registrant and Carlos Alberini (incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended May 2, 2020).

*10.11.
Non-Qualified Stock Option Agreement dated as of June 11, 2020 between the Registrant and Carlos Alberini (incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended August 1, 2020).

*10.12.
Performance Share Award Agreement (total shareholder return) dated as of June 29, 2020 for Carlos Alberini and Kathryn Anderson (incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended August 1, 2020).

*10.13.
Letter Agreement dated July 9, 2020 regarding amendment to Employment Agreement between the Registrant and Carlos Alberini (incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended August 1, 2020) .

*10.14.	Restricted Stock Unit Agreement dated as of June 25, 2018 for Paul Marciano (incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended August 4, 2018).
*10.15.
Performance Share Award Agreement (total shareholder return) dated as of June 25, 2018 for Paul Marciano (incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended August 4, 2018).

*10.16.
Performance Share Award Agreement (revenue and earnings from operations) dated as of June 25, 2018 for Paul Marciano (incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended August 4, 2018).

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

*10.19.	Employment Letter dated January 25, 2019 between the Registrant and Paul Marciano (incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended February 2, 2019).
*10.20.	Restricted Stock Unit Agreement dated as of June 20, 2019 for Paul Marciano (incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended August 3, 2019).
*10.21
Non-Qualified Stock Option Agreement dated as of June 11, 2020 between the Registrant and Paul Marciano (incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended August 1, 2020).

*10.22.
Performance Share Award Agreement (licensing and company earnings from operations) dated as of June 29, 2020 between the Registrant and Paul Marciano (incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended August 1, 2020).

*10.23.	Offer Letter dated October 23, 2019 between the Registrant and Kathryn Anderson (incorporated by reference from the Registrant’s Current Report on Form 8-K filed November 6, 2019).
*10.24.
Restricted Stock Agreement dated as of December 2, 2019 between the Registrant and Kathryn Anderson (incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended February 1, 2020).

*10.25.
Non-Qualified Stock Option Agreement dated as of December 2, 2019 between the Registrant and Kathryn Anderson (incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended February 1, 2020).

*10.26.
Letter Agreement regarding amendment to Offer Letter dated March 30, 2020 between the Registrant and Kathryn Anderson (incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended May 2, 2020).

*10.27.
Non-Qualified Stock Option Agreement dated as of June 11, 2020 between the Registrant and Kathryn Anderson (incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended August 1, 2020).

*10.28.
Letter Agreement dated July 9, 2020 regarding amendment to Offer Letter between the Registrant and Kathryn Anderson (incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended August 1, 2020).

*10.29.	Form of Nonqualified Stock Option Agreement (incorporated by reference from the Registrant’s Current Report on Form 8-K filed May 16, 2005).
*10.30.	Form of Nonqualified Stock Option Agreement (incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 29, 2017).

Exhibit Number	Description
*10.31.	Form of Restricted Stock Award Agreement (incorporated by reference from the Registrant’s Current Report on Form 8-K filed May 16, 2005).
*10.32.	Form of Restricted Stock Award Agreement (incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 29, 2017).
*10.33.	Form of Performance Share Award Agreement (incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2016).
*10.34.	Form of Performance Share Award Agreement (incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 29, 2017).
*10.35.	Form of Performance Share Award Agreement (incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended August 4, 2018).
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

10.43.
Fourth Amendment to Lease Agreement dated as of October 7, 2020 between the Registrant and 1444 Partners, Ltd. with respect to the Registrant's corporate headquarters (incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2020).

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

10.48.	Form of Call Option Confirmation between the Registrant and each Option Counterparty (incorporated by reference from the Registrant’s Current Report on Form 8-K filed April 29, 2019).
10.49.	Form of Warrant Confirmation between the Registrant and each Option Counterparty (incorporated by reference from the Registrant’s Current Report on Form 8-K filed April 29, 2019).
†21.1.	List of Subsidiaries.
†23.1.	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
†31.1.	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Description
†31.2.	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
††32.1.	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
††32.2.	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
†101.INS	XBRL Instance Document
†101.SCH	XBRL Taxonomy Extension Schema Document
†101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
†101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
†101.LAB	XBRL Taxonomy Extension Label Linkbase Document
†101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
†104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
_________________________________________________________________________

*	Management Contract or Compensatory Plan
†	Filed herewith
††	Furnished herewith
ITEM 16.    Form 10-K Summary.
None.

Guess?, Inc.
Form 10-K
Index to Consolidated Financial Statements and Financial Statement Schedule

1	Report of Independent Registered Public Accounting Firm	F-2

2	Consolidated Financial Statements

	Consolidated Balance Sheets at January 30, 2021 and February 1, 2020	F-4

	Consolidated Statements of Income (Loss) for the Years Ended January 30, 2021, February 1, 2020 and February 2, 2019	F-5

	Consolidated Statements of Comprehensive Income (Loss) for the Years Ended January 30, 2021, February 1, 2020 and February 2, 2019	F-6

	Consolidated Statements of Stockholders’ Equity for the Years Ended January 30, 2021, February 1, 2020 and February 2, 2019	F-7

	Consolidated Statements of Cash Flows for the Years Ended January 30, 2021, February 1, 2020 and February 2, 2019	F-8

	Notes to Consolidated Financial Statements	F-9

3	Consolidated Financial Statement Schedule—Valuation and Qualifying Accounts for the Years Ended January 30, 2021, February 1, 2020 and February 2, 2019	F-65

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Guess?, Inc. and Subsidiaries
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Guess?, Inc. and subsidiaries (the Company) as of January 30, 2021 and February 1, 2020, and the related consolidated statements of income (loss), comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended January 30, 2021, and the related notes and the financial statement schedule listed in the Index at ITEM 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at January 30, 2021 and February 1, 2020, and the results of its operations and its cash flows for each of the three years in the period ended January 30, 2021, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of January 30, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated April 9, 2021 expressed an unqualified opinion thereon.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

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

Auditing management’s analyses of the impairment measurement for the regular retail locations involved a high degree of subjectivity, as estimates underlying the determination of fair value of a regular retail store asset group were based on assumptions that may be affected by future operations of the Company, market or economic conditions. The Company uses various assumptions in determining current fair market value of its regular retail store asset group, including future expected cash flows and market participant rents. The significant assumptions used in calculating future expected cash flows are forecasted sales and gross margins. Future expected cash flows for a regular retail store asset group are based on management’s estimates of future cash flows over the remaining lease period or expected life, if shorter.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over management’s processes to determine the fair value of regular retail store asset groups and measure any impairment. This included controls over management’s determination and assessment of the sales and gross margin growth rates and the market participant rents underlying the fair value calculation.
Our audit procedures included, among others, evaluating the significant assumptions for the determination of fair value of regular retail asset groups and testing the underlying data used in management’s estimation for relevancy, completeness and accuracy. Evaluating the significant assumptions used by management in the impairment assessment involved considering current and past performance of the regular retail store asset group, evaluating whether the assumptions were consistent with evidence obtained in other areas of the audit and with key performance indicators across the industry. We tested the Company’s determination of the fair value of the right-of-use asset by performing market rent research on comparable locations. We have also evaluated the Company’s long-lived asset impairment disclosures included in Note 5 and Note 9 in relation to this matter.

/s/ ERNST & YOUNG LLP

We have served as the Company’s auditor since 2007.
Los Angeles, California
April 9, 2021

GUESS?, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	January 30, 2021	February 1, 2020
ASSETS
Current assets:
Cash and cash equivalents	$469,110	$284,613
Accounts receivable, net	314,147	327,281
Inventories	389,144	393,129
Other current assets	60,123	59,212
Total current assets	1,232,524	1,064,235
Property and equipment, net	216,196	288,112
Goodwill	36,736	34,777
Deferred tax assets	72,417	63,555
Restricted cash	235	215
Operating right-of-use assets	764,804	851,990
Other assets	142,956	126,078
	$2,465,868	$2,428,962
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of borrowings and finance lease obligations	$38,710	$9,490
Accounts payable	300,427	232,761
Accrued expenses and other current liabilities	200,602	204,096
Current portion of operating lease liabilities	222,800	192,066
Total current liabilities	762,539	638,413
Convertible senior notes, net	258,614	247,363
Long-term debt and finance lease obligations	68,554	32,770
Long-term operating lease liabilities	662,657	714,079
Other long-term liabilities	144,004	130,259
	1,896,368	1,762,884
Redeemable noncontrolling interests	3,920	4,731

Commitments and contingencies (Note 15)

Stockholders’ equity:
Preferred stock, $.01 par value. Authorized 10,000,000 shares; no shares issued and outstanding	—	—
Common stock, $.01 par value. Authorized 150,000,000 shares; issued 142,793,679 and 142,867,947 shares, outstanding 64,230,162 and 65,848,510 shares, as of January 30, 2021 and February 1, 2020, respectively	642	658
Paid-in capital	553,111	563,004
Retained earnings	1,034,823	1,130,409
Accumulated other comprehensive loss	(120,675)	(139,910)
Treasury stock, 78,563,517 and 77,019,437 shares as of January 30, 2021 and February 1, 2020, respectively	(924,238)	(914,447)
Guess?, Inc. stockholders’ equity	543,663	639,714
Nonredeemable noncontrolling interests	21,917	21,633
Total stockholders’ equity	565,580	661,347
	$2,465,868	$2,428,962
See accompanying notes to consolidated financial statements.

GUESS?, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(in thousands, except per share data)

	Year Ended	Year Ended	Year Ended
	Jan 30, 2021	Feb 1, 2020	Feb 2, 2019
Product sales	$1,802,533	$2,592,262	$2,526,500
Net royalties	73,996	85,847	83,194
Net revenue	1,876,529	2,678,109	2,609,694
Cost of product sales	1,179,427	1,662,401	1,670,090
Gross profit	697,102	1,015,708	939,604
Selling, general and administrative expenses	679,958	865,060	835,293
European Commission fine	—	—	45,637
Asset impairment charges	80,442	9,977	6,939
Net gains on lease modifications	(2,801)	—	(477)
Earnings (loss) from operations	(60,497)	140,671	52,212
Other income (expense):
Interest expense	(22,869)	(16,129)	(3,407)
Interest income	2,237	1,729	4,494
Other expense, net	(5,950)	(2,529)	(6,591)
	(26,582)	(16,929)	(5,504)

Earnings (loss) before income tax expense (benefit)	(87,079)	123,742	46,708
Income tax expense (benefit)	(6,338)	22,513	29,542
Net earnings (loss)	(80,741)	101,229	17,166
Net earnings attributable to noncontrolling interests	488	5,254	3,067
Net earnings (loss) attributable to Guess?, Inc.	$(81,229)	$95,975	$14,099

Net earnings (loss) per common share attributable to common stockholders (Note 19):
Basic	$(1.27)	$1.35	$0.17
Diluted	$(1.27)	$1.33	$0.16
Weighted average common shares outstanding attributable to common stockholders (Note 19):
Basic	64,179	70,461	80,146
Diluted	64,179	71,669	81,589
See accompanying notes to consolidated financial statements.

GUESS?, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Year Ended	Year Ended	Year Ended
	Jan 30, 2021	Feb 1, 2020	Feb 2, 2019
Net earnings (loss)	$(80,741)	$101,229	$17,166
Other comprehensive income (loss) (“OCI”):
Foreign currency translation adjustment
Gains (losses) arising during the period	31,115	(17,114)	(52,733)
Derivative financial instruments designated as cash flow hedges
Gains (losses) arising during the period	(6,446)	9,304	12,652
Less income tax effect	737	(988)	(1,690)
Reclassification to net earnings (loss) for (gains) losses realized	(6,117)	(7,904)	7,118
Less income tax effect	650	908	(712)
Defined benefit plans
Net actuarial gains (losses)	(1,003)	406	1,733
Foreign currency and other adjustments	(383)	(34)	311
Less income tax effect	183	(30)	(528)
Net actuarial loss amortization	397	446	600
Prior service credit amortization	(66)	(39)	(28)
Less income tax effect	(36)	(38)	(76)
Total comprehensive income (loss)	(61,710)	86,146	(16,187)
Less comprehensive income attributable to noncontrolling interests:
Net earnings	488	5,254	3,067
Foreign currency translation adjustment	(204)	629	(236)
Amounts attributable to noncontrolling interests	284	5,883	2,831
Comprehensive income (loss) attributable to Guess?, Inc.	$(61,994)	$80,263	$(19,018)
See accompanying notes to consolidated financial statements.

GUESS?, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)

	Guess?, Inc. Stockholders’ Equity
	Common Stock					Treasury Stock
	Shares	Amount	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Shares	Amount	Nonredeemable Noncontrolling Interests	Total
Balance at February 3, 2018	81,371,118	$813	$498,249	$1,132,173	$(93,062)	60,252,569	$(621,354)	$16,656	$933,475
Cumulative adjustment from adoption of new accounting guidance	—	—	—	5,829	—	—	—	—	5,829
Net earnings	—	—	—	14,099	—	—	—	3,067	17,166
Other comprehensive loss	—	—	—	—	(33,117)	—	—	(236)	(33,353)
Issuance of common stock under stock compensation plans including tax effect	1,083,613	12	4,994	—	—	—	—	—	5,006
Issuance of stock under Employee Stock Purchase Plan	43,737	—	283	—	—	(43,737)	455	—	738
Share-based compensation	—	—	19,794	179	—	—	—	—	19,973
Dividends	—	—	—	(74,533)	—	—	—	—	(74,533)
Share repurchases	(1,118,808)	(11)	11	—	—	1,118,808	(17,587)	—	(17,587)
Noncontrolling interest capital distribution	—	—	—	—	—	—	—	(3,069)	(3,069)
Balance at February 2, 2019	81,379,660	$814	$523,331	$1,077,747	$(126,179)	61,327,640	$(638,486)	$16,418	$853,645
Cumulative adjustment from adoption of new accounting guidance	—	—	—	(1,684)	1,981	—	—	—	297
Net earnings	—	—	—	95,975	—	—	—	5,254	101,229
Other comprehensive income (loss)	—	—	—	—	(15,712)	—	—	629	(15,083)
Issuance of common stock under stock compensation plans including tax effect	1,155,166	10	(8,699)	—	—	(994,519)	11,490	—	2,801
Issuance of stock under Employee Stock Purchase Plan	53,424	1	166	—	—	(53,424)	616	—	783
Share-based compensation	—	—	24,079	211	—	—	—	—	24,290
Dividends	—	—	—	(41,840)	—	—	—	—	(41,840)
Share repurchases	(16,739,740)	(167)	167	—	—	16,739,740	(288,067)	—	(288,067)
Noncontrolling interest capital distribution	—	—	—	—	—	—	—	(668)	(668)
Equity component value of convertible note issuance, net	—	—	42,320		—	—	—	—	42,320
Sale of common stock warrant	—	—	28,080	—	—	—	—	—	28,080
Purchase of convertible note hedge	—	—	(46,440)	—	—	—	—	—	(46,440)
Balance at February 1, 2020	65,848,510	$658	$563,004	$1,130,409	$(139,910)	77,019,437	$(914,447)	$21,633	$661,347
Net earnings (loss)	—	—	—	(81,229)	—	—	—	488	(80,741)
Other comprehensive income (loss)	—	—	—	—	19,235	—	—	(204)	19,031
Issuance of common stock under stock compensation plans including tax effect	2,294,872	24	(28,267)	—	—	(2,369,140)	28,058	—	(185)
Issuance of stock under Employee Stock Purchase Plan	86,780	—	(427)	—	—	(86,780)	1,027	—	600
Share-based compensation	—	—	18,761	69	—	—	—	—	18,830
Dividends	—	—	—	(14,426)	—	—	—	—	(14,426)
Share repurchases	(4,000,000)	(40)	40	—	—	4,000,000	(38,876)	—	(38,876)
Balance at January 30, 2021	64,230,162	$642	$553,111	$1,034,823	$(120,675)	78,563,517	$(924,238)	$21,917	$565,580
See accompanying notes to consolidated financial statements.

GUESS?, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended	Year Ended	Year Ended
	Jan 30, 2021	Feb 1, 2020	Feb 2, 2019
Cash flows from operating activities:
Net earnings (loss)	$(80,741)	$101,229	$17,166
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	63,501	72,188	68,357
Amortization of debt discount	10,394	7,558	—
Amortization of debt issuance costs	1,351	919	—
Share-based compensation expense	18,830	24,290	19,973
Forward contract (gains) losses	4,462	(542)	(138)
Deferred income taxes	(5,413)	(5,655)	5,422
Net loss on impairment and disposition of long-term assets	82,209	11,051	7,267
Other items, net	12,396	5,736	13,297
Changes in operating assets and liabilities:
Accounts receivable	34,531	(12,458)	(41,519)
Inventories	17,838	65,428	(74,275)
Prepaid expenses and other assets	1,115	14,739	(27,042)
Operating lease assets and liabilities, net	22,751	1,802	—
Accounts payable and accrued expenses and other current liabilities	31,112	(87,423)	84,531
Other long-term liabilities	(5,286)	(949)	8,640
Net cash provided by operating activities	209,050	197,913	81,679
Cash flows from investing activities:
Purchases of property and equipment	(18,876)	(61,868)	(108,117)
Proceeds from sale of business and long-term assets	2,739	4,473	—
Acquisition of businesses, net of cash acquired	—	—	(6,404)
Net cash settlement of forward contracts	(1,387)	162	1,444
Purchases of investments	(4,818)	—	(10,451)
Other investing activities	181	762	—
Net cash used in investing activities	(22,161)	(56,471)	(123,528)
Cash flows from financing activities:
Proceeds from borrowings	309,105	137,282	22,728
Repayments of borrowings and finance lease obligations	(264,999)	(135,975)	(25,007)
Proceeds from issuance of convertible senior notes	—	300,000	—
Proceeds from issuance of warrants	—	28,080	—
Purchase of convertible note hedges	—	(60,990)	—
Convertible debt issuance costs	—	(5,276)	—
Dividends paid	(15,552)	(42,135)	(73,594)
Noncontrolling interest capital distribution	—	(668)	(3,069)
Issuance of common stock, net of tax withholdings on vesting of stock awards	415	3,584	5,744
Purchase of treasury stock	(38,876)	(288,067)	(23,620)
Net cash used in financing activities	(9,907)	(64,165)	(96,818)
Effect of exchange rates on cash, cash equivalents and restricted cash	7,535	(3,444)	(18,020)
Net change in cash, cash equivalents and restricted cash	184,517	73,833	(156,687)
Cash, cash equivalents and restricted cash at the beginning of the year	284,828	210,995	367,682
Cash, cash equivalents and restricted cash at the end of the year	$469,345	$284,828	$210,995

Supplemental cash flow data:
Interest paid	$11,925	$5,248	$2,731
Income taxes paid, net of refunds	7,697	15,112	40,772

Non-cash investing and financing activity:
Assets acquired under finance lease obligations	$7,131	$3,070	$1,172
Receivable and related adjustments from sale of retail locations	(510)	3,558	—
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
Fiscal Year
The Company operates on a 52-week fiscal year calendar, which ends on the Saturday nearest to January 31 of each year. All references herein to “fiscal 2021,” “fiscal 2020” and “fiscal 2019” represent the results of the 52-week fiscal years ended January 30, 2021, February 1, 2020 and February 2, 2019. References to “fiscal 2022” represent the 52-week fiscal year ending January 29, 2022.
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
As discussed further below, the coronavirus (or “COVID-19”) pandemic has materially impacted the Company’s results during the fiscal year ended January 30, 2021. The Company’s operations could continue to be impacted in ways the Company is not able to predict today due to the evolving situation. While the Company believes it has made reasonable accounting estimates based on the facts and circumstances that were available as of the reporting date, to the extent there are differences between these estimates and actual results, the Company’s results of operations and financial position could be materially impacted.
COVID-19 Business Update
The COVID-19 pandemic, which is ongoing and dynamic in nature, has had and is continuing to have a material impact on the Company’s financial performance. Since the start of the pandemic, the Company has experienced various temporary retail store closures in key regions globally, including the closure of a significant

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
majority of its stores during the first quarter of fiscal 2021. During the second quarter of fiscal 2021, the Company gradually reopened most of its global fleet of stores. Toward the end of the third quarter of fiscal 2021, the Company started to incur a new round of government-mandated temporary store closures mostly in Europe. As of January 30, 2021 the majority of closed stores were located primarily in Europe and Canada. The Company will continue to reopen stores (and/or close again, if appropriate) as governmental guidelines and local conditions permit or require, taking an informed, measured approach based on numerous factors. The Company’s e-commerce sites have remained open in all regions throughout the pandemic. In addition to the impact of store closures, retail stores that are open have and continue to experience significant reductions in traffic and revenue. Many of the Company’s wholesale and licensing partners have also substantially reduced their operations. The Company has brought back furloughed store associates and support staff as stores reopen. The extent and duration of the global pandemic remains uncertain and may continue to impact consumer purchasing activity in the foreseeable future.
During fiscal 2021, in addition to the negative impact from lower net revenue, the Company’s operating results reflected asset impairment charges as well as additional inventory valuation reserves and higher allowances for markdowns and doubtful accounts due to the ongoing effects of the COVID-19 pandemic. These charges were partially offset by lower selling, general and administrative (“SG&A”) expenses driven primarily by expense savings, both one-time, such as furloughs and temporary salary reductions, and permanent, such as headcount reductions and lower discretionary spending. In addition, the Company benefited from various government assistance programs related primarily to the recovery of employee payroll costs as well as certain favorable tax treatments.
During fiscal 2021, the Company implemented a number of measures to help mitigate the operating and financial impact of the pandemic, including: (i) furloughing its U.S. and Canada store associates and significant portions of its U.S. and Canada corporate and distribution center associates and permanently reducing U.S. corporate headcount; (ii) implementing temporary tiered salary reductions for management level corporate employees, including its executive officers; (iii) deferring annual merit increases; (iv) executing substantial reductions in expenses, store occupancy costs, capital expenditures and overall costs, including through reduced inventory purchases; (v) working globally with country management teams to maximize the Company’s participation in all eligible government or other initiatives available to businesses or employees impacted by the COVID-19 pandemic; (vi) drawing down on certain credit facilities and entering into certain term loans to ensure financial flexibility and maintain maximum liquidity; (vii) engaging with landlords to negotiate rent deferrals or other rent concessions; (viii) working with vendors to extend payment terms; and (ix) postponing its decision related to the payment of its quarterly cash dividend.
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
In light of store closures and reduced traffic in stores, the Company has taken certain actions with respect to certain of its existing leases, including engaging with landlords to discuss rent deferrals as well as other rent concessions. The Company has at times suspended rental payments and/or paid reduced rental amounts with respect to its retail stores that were closed or were experiencing drastically reduced customer traffic as a result of the COVID-19 pandemic. We have successfully negotiated with several landlords, including some of our larger

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
landlords and have received rent abatement benefits. The Company continues to engage in discussions with additional affected landlords in an effort to achieve appropriate rent relief and other lease concessions and, in some cases, to terminate existing leases. Consistent with updated guidance from the Financial Accounting Standards Board (“FASB”) in April 2020, the Company has elected to treat any such agreed-upon payment deferrals related to the COVID-19 pandemic as if there were no modifications to the lease contract and has accrued such amounts within the current portion of operating lease liabilities in the Company’s consolidated balance sheet. The Company has elected to treat other rent concessions which result in reduced lease payments as variable lease payments if the concessions that are provided are for a period of generally less than 12 months. For any rent concessions which reduce the lease payments for a period of generally more than 12 months or change the payment terms from minimum rental amounts to amounts based on a percentage of sales volume for the remainder of the lease term, the Company has elected to treat such changes as lease modifications under the current lease guidance.
Business Segment Reporting
Where applicable, the Company reports information about business segments and related disclosures about products and services, geographic areas and major customers. The Company’s businesses are grouped into five reportable segments for management and internal financial reporting purposes: Americas Retail, Americas Wholesale, Europe, Asia and Licensing. The Company’s Americas Retail, Americas Wholesale, Europe and Licensing reportable segments are the same as their respective operating segments. Certain components of the Company’s Asia reportable segment are separate operating segments based on regions, which have been aggregated into the Asia reportable segment for disclosure purposes. Management evaluates segment performance based primarily on revenues and earnings (loss) from operations before corporate performance-based compensation costs, asset impairment charges, net gains (losses) from lease modifications, restructuring charges and certain non-recurring credits (charges), if any. The Company believes this segment reporting reflects how its business segments are managed and how each segment’s performance is evaluated by the Company’s chief operating decision maker to assess performance and make resource allocation decisions. The Americas Retail segment includes the Company’s retail and e-commerce operations in the Americas. The Americas Wholesale segment includes the Company’s wholesale operations in the Americas. The Europe segment includes the Company’s retail, e-commerce and wholesale operations in Europe and the Middle East. The Asia segment includes the Company’s retail, e-commerce and wholesale operations in Asia and the Pacific. The Licensing segment includes the worldwide licensing operations of the Company. The business segment operating results exclude corporate overhead costs, which consist of shared costs of the organization, asset impairment charges, net gains (losses) on lease modifications, restructuring charges and certain non-recurring credits (charges), if any. Corporate overhead costs are presented separately and generally include, among other things, the following unallocated corporate costs: accounting and finance, executive compensation, corporate performance-based compensation, facilities, global advertising and marketing, human resources, information technology and legal. Information regarding these segments is summarized in Note 18.
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

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
it is probable that a significant reversal in the amount of the cumulative revenue recognized under the contract will not occur in a future period.
The Company accepts payments at its brick-and-mortar retail locations and its e-commerce sites in the form of cash, credit cards, gift cards and loyalty points, where applicable. Payment terms, typically less than one year, are offered to the Company’s wholesale customers and do not include a significant financing component. The Company extends credit to wholesale customers based upon an evaluation of the customer’s financial condition and credit history and generally requires no collateral but does obtain credit insurance when considered appropriate. As of January 30, 2021, approximately 49% of the Company’s total net trade accounts receivable and 61% of its European net trade receivables were subject to credit insurance coverage, certain bank guarantees or letters of credit for collection purposes. The Company’s credit insurance coverage contains certain terms and conditions specifying deductibles and annual claim limits. During fiscal 2021, the Company adopted authoritative guidance related to the measurement of credit losses on financial instruments. This guidance replaces the “as incurred” loss model with an “expected loss” model which requires the recognition of an allowance for credit losses expected to be incurred over an asset’s lifetime. The adoption of this guidance did not have a material impact on the Company’s allowance for doubtful accounts. The Company maintains allowances for doubtful accounts for estimated losses that result from the inability of its wholesale customers to make their required payments. The Company bases its allowances on analysis of the aging of accounts receivable at the date of the financial statements, assessments of historical and current collection trends, an evaluation of the impact of current economic conditions and whether the Company has obtained credit insurance or other guarantees which are not considered freestanding against the related account receivable balances. Management performs regular evaluations concerning the ability of its customers to satisfy their obligations and records a provision for doubtful accounts based on these evaluations. The Company’s credit losses for the periods presented were not significant compared to sales and did not significantly exceed management’s estimates. Refer to Note 3 for further information regarding the Company’s allowance for doubtful accounts.
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
Sales Return Allowances
The Company accrues for estimated sales returns in the period in which the related revenue is recognized. To recognize the financial impact of sales returns, the Company estimates the amount of goods that will be returned based on historical experience and current trends and reduces sales and cost of sales accordingly. The Company’s policy allows retail customers in certain regions a grace period to return merchandise following the date of sale. Substantially all of these returns are considered to be resalable at a price that exceeds the cost of the merchandise. The Company includes the allowance for sales returns in accrued expenses and the estimated cost associated with such sales returns within other current assets in its consolidated balance sheet. As of January 30, 2021, the Company included $27.2 million in accrued expenses related to the allowance for sales returns and $10.0 million in other current assets related to the estimated cost of such sales returns. As of February 1, 2020, the Company included $33.2 million in accrued expenses related to the allowance for sales returns and $13.0 million in other current assets related to the estimated cost of such sales returns.
Markdown Allowances
Costs associated with customer markdowns are recorded as a reduction to revenues and any amounts unapplied to existing receivables are included in accrued expenses. Historically, these markdown allowances resulted from seasonal negotiations with the Company’s wholesale customers, as well as historical trends and the evaluation of the impact of current economic conditions. The Company included $16.2 million and $12.6 million

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
in accrued expenses related to the allowance for markdowns as of January 30, 2021 and February 1, 2020, respectively.
Gift Cards
Gift card breakage is income recognized due to the non-redemption of a portion of gift cards sold by the Company for which a liability was recorded in prior periods. Gifts cards are mainly used in the U.S. and Canada. The Company issues its gift cards in the U.S. and Canada through one of its subsidiaries and is not required by law to escheat the value of unredeemed gift cards to the state in which the subsidiary is domiciled. Estimated breakage amounts are accounted for under the redemption recognition method and are classified as additional net revenues as the gift cards are redeemed. The Company’s gift card breakage rate is approximately 7.0% and 6.3% for the U.S. retail business and Canadian retail business, respectively, based upon historical redemption patterns, which represents the cumulative estimated amount of gift card breakage from the inception of the electronic gift card program in late 2002. Based upon historical redemption trends, the Company recognizes estimated gift card breakage as a component of net revenue in proportion to actual gift card redemptions, over the period that remaining gift card values are redeemed. Any future revisions to the estimated breakage rate may result in changes in the amount of breakage income recognized in future periods. In fiscal 2021, fiscal 2020 and fiscal 2019, the Company recognized $0.4 million, $1.3 million and $0.7 million of gift card breakage to revenue, respectively. The Company included $4.5 million in accrued expenses related to its gift card liability for each of the fiscal years ended January 30, 2021 and February 1, 2020.
Loyalty Programs
The Company has customer loyalty programs in North America, Europe and Asia which cover all of its brands. Under certain of the programs, primarily in the U.S. and Canada, customers accumulate points based on purchase activity. Once a loyalty program member achieves a certain point level, the member earns awards that may only be redeemed for merchandise. Unredeemed points generally expire after six months without additional purchase activity and unredeemed awards generally expire after two months. Where applicable, the Company allocates a portion of the transaction price from sales in its direct-to-consumer channel to its loyalty program by using historical redemption rates to estimate the value of future award redemptions. This amount is accrued in current liabilities and recorded as a reduction of net revenue in the period which the related revenue is recognized. During fiscal 2021, fiscal 2020 and fiscal 2019, activity related to the Company’s loyalty programs increased (decreased) net revenue by $0.4 million, $(0.1) million and $(1.7) million, respectively. The aggregate dollar value of the loyalty program accruals included in accrued expenses was $5.4 million and $5.8 million as of January 30, 2021 and February 1, 2020, respectively. Future revisions to the estimated liability may result in changes to net revenue.
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
The typical license agreement requires that the licensee pay the Company the greater of a royalty based on a percentage of the licensee’s net sales of licensed products or a guaranteed annual minimum royalty that typically increases over the term of the license agreement. Generally, licensees are also required to make contributions to advertising funds, as a percentage of their sales, or may elect to increase their contribution to support specific brand-building initiatives. The Company recognizes revenue from sales-based royalty and advertising fund contributions when the related sales occur, which is consistent with the timing of when the performance obligation is satisfied. The Company records advertising contributions received from its licensees and the related advertising expenditures incurred by the Company on a gross basis in its consolidated statements of income (loss). The Company records royalty and advertising payments received on the Company’s purchases of licensed product as a reduction of the cost of the licensed product.

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The Company’s trademark license agreements customarily provide for a multi-year initial term generally ranging from three to ten years, and may contain options to renew prior to expiration for an additional multi-year period. Several of the Company’s key license agreements provide for specified, fixed cash rights payments over and above our normal, ongoing royalty payments in consideration of the grant of the license rights. These payments are recognized ratably as revenue over the term of the license agreement and do not include a significant financing component. The unrecognized portion of upfront payments is included in deferred royalties in accrued expenses and other long-term liabilities depending on the short or long-term nature of the payments to be recognized. As of January 30, 2021, the Company had $6.6 million and $17.1 million of deferred royalties included in accrued expenses and other long-term liabilities, respectively. This compares to $6.7 million and $18.7 million of deferred royalties included in accrued expenses and other long-term liabilities, respectively, at February 1, 2020. In fiscal 2021, fiscal 2020 and fiscal 2019, the Company recognized $13.0 million, $12.3 million and $13.0 million in net royalties related to the amortization of the deferred royalties, respectively.
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
Classification of Certain Costs and Expenses
The Company includes inbound freight charges, purchasing costs and related overhead, retail store occupancy costs, including lease costs and depreciation and amortization, and a portion of the Company’s distribution costs related to its direct-to-consumer business in cost of product sales. Distribution costs related primarily to the wholesale business are included in SG&A expenses and amounted to $51.0 million, $58.2 million and $55.7 million for fiscal 2021, fiscal 2020 and fiscal 2019, respectively. The Company also includes store selling, selling and merchandising, advertising, design and other corporate overhead costs as a component of SG&A expenses.
The Company classifies amounts billed to customers for shipping fees as revenues and classifies costs related to shipping as cost of product sales in the accompanying consolidated statements of income (loss).
Advertising and Marketing Costs
The Company expenses the cost of advertising as incurred. Advertising and marketing expenses charged to operations for fiscal 2021, fiscal 2020 and fiscal 2019 were $39.0 million, $56.5 million and $56.8 million, respectively.
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
Foreign Currency
Foreign Currency Translation Adjustment
The local selling currency is typically the functional currency for all of the Company’s significant international operations. In accordance with authoritative guidance, assets and liabilities of the Company’s foreign operations are translated from foreign currencies into U.S. dollars at period-end rates, while income and expenses are translated at the weighted average exchange rates for the period. The related translation adjustments are reflected as a foreign currency translation adjustment in accumulated other comprehensive income (loss) within stockholders’ equity. In addition, the Company records foreign currency translation adjustments related to its noncontrolling interests within stockholders’ equity. Periodically, the Company may also use foreign exchange currency contracts to hedge the translation and economic exposures related to its net investments in certain of its international subsidiaries (see below). Changes in the fair values of these foreign exchange currency contracts, designated as net investment hedges, are recorded in foreign currency translation adjustment as a component of accumulated other comprehensive income (loss) within stockholders’ equity. The total foreign currency translation adjustment increased stockholders’ equity (including amounts attributable to nonredeemable noncontrolling interests) by $31.1 million, from an accumulated foreign currency translation loss of $141.1 million as of February 1, 2020 to an accumulated foreign currency translation loss of $110.0 million as of January 30, 2021.
Foreign Currency Transaction Gains and Losses
Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency, including gains and losses on foreign exchange currency contracts (see below), are included in the consolidated statements of income (loss). Net foreign currency transaction gains (losses) included in the determination of net earnings (loss) were $(1.7) million, $4.7 million and $(9.6) million for fiscal 2021, fiscal 2020 and fiscal 2019, respectively.
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

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
Investments in equity securities are accounted for under the equity-method if the Company is able to exercise significant influence, but not control, over the investee. Equity method investments are included in other assets in the Company’s consolidated balance sheets and the Company’s proportionate share of earnings (loss) are recorded in other income (expense) in the Company’s consolidated statements of income (loss). The Company will periodically evaluate its equity-method investments for impairment and record such amounts in other (income) expense in the period that the carrying value of the investment before our share of earnings (loss) is determined to not be recoverable. During fiscal 2019, the Company invested $8.3 million in a privately-held

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
apparel company in exchange for a 30% minority interest. During fiscal 2021, the Company invested a net additional $2.3 million and increased its minority interest from 30% to 30.5%. The Company’s ownership in this company is accounted for under the equity method of accounting. Additionally, the Company purchased a 30% interest in a privately-held men’s footwear company for approximately $0.9 million during fiscal 2021. The Company’s ownership in this company is treated under the equity method of accounting. Refer to Note 14 for more information on this investment. The Company recognized its proportionate share of net losses of $4.7 million and $6.2 million in other income (expense) in its consolidated statements of income (loss) during fiscal 2021 and 2020, respectively.
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
The Company is also exposed to concentrations of credit risk through its accounts receivable balances. The Company extends credit to wholesale customers based upon an evaluation of the customer’s financial condition and credit history and generally requires no collateral but does obtain credit insurance when considered appropriate. The Company’s two largest wholesale customers accounted for a total of approximately 3.4%, 2.7% and 2.4% of the Company’s consolidated net revenue in fiscal 2021, fiscal 2020 and fiscal 2019, respectively.
The majority of the Company’s finished goods are sourced from partners and suppliers located in over 30 countries outside the U.S. In fiscal 2021, over half of these products were sourced from partners and suppliers based in China. The Company’s two largest suppliers, which were the Company’s licensee partners, accounted for approximately 27%, 25% and 21% of the Company’s purchases of finished goods in fiscal 2021, fiscal 2020 and fiscal 2019, respectively.
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

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Leases with an initial contractual term in excess of 12 months are accounted for as either an operating or finance lease based on certain criteria. The Company has elected to recognize leases with an initial term of 12 months or less on a straight-line basis without recognizing a right-of-use (“ROU”) asset or operating lease liability.
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
As noted above during fiscal 2021, the Company has engaged in discussions with landlords in an effort to achieve appropriate rent relief and other lease concessions and, in some cases, to terminate existing leases in an effort to lessen the impact of reduced revenue resulting from temporary store closures and lower traffic as a result of the COVID-19 pandemic. Consistent with updated guidance from the FASB in April 2020, the Company has elected to treat any such agreed-upon payment deferrals related to the COVID-19 pandemic as if there were no modifications to the lease contract and has accrued such amounts within the current portion of operating lease liabilities in the Company’s consolidated balance sheet. The Company has elected to treat other rent concessions which result in reduced lease payments as variable lease payments if the concessions that are provided are for a period of generally less than 12 months. For any rent concessions which reduce the lease payments for a period of generally more than 12 months or change the payment terms from minimum rental amounts to amounts based on a percentage of sales volume for the remainder of the lease term, the Company has elected to treat such changes as lease modifications under the current lease guidance.
Net Gains on Lease Modifications
During fiscal 2021 and 2019, the Company recorded net gains on lease modifications of approximately $2.8 million and $0.5 million, respectively related primarily to the early termination of certain lease agreements. There were no net gains on lease modifications during fiscal 2020.
Long-Lived Assets
Long-lived assets, such as property and equipment and operating lease ROU assets are reviewed for impairment quarterly or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The majority of the Company’s long-lived assets relate to its retail operations which consist primarily of regular retail and flagship locations. The Company considers each individual regular retail location as an asset group for impairment testing, which is the lowest level at which individual cash flows can be identified. The asset group includes leasehold improvements, furniture, fixtures and equipment, computer hardware and software, operating lease ROU assets including lease acquisition costs, and certain long-term security deposits, and excludes operating lease liabilities. The Company reviews regular retail locations in penetrated markets for impairment risk once the locations have been opened for at least one year in their current

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
condition, or sooner as changes in circumstances require. The Company believes that waiting at least one year allows a location to reach a maturity level where a more comprehensive analysis of financial performance can be performed. The Company evaluates impairment risk for regular retail locations in new markets, where the Company is in the early stages of establishing its presence, once brand awareness has been established. The Company also evaluates impairment risk for retail locations that are expected to be closed in the foreseeable future. The Company has flagship locations which are used as a regional marketing tool to build brand awareness and promote the Company’s current product. Provided the flagship locations continue to meet appropriate criteria, impairment for these locations is tested at a reporting unit level similar to goodwill since they do not have separately identifiable cash flows.
An asset is considered to be impaired if the Company determines that the carrying value may not be recoverable based upon its assessment of the asset’s ability to continue to generate earnings from operations and positive cash flow in future periods or if significant changes in the Company’s strategic business objectives and utilization of the assets occurred. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows adjusted for lease payments, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the estimated fair value. The Company uses estimates of market participant rents to calculate fair value of ROU assets and discounted future cash flows of the asset group to quantify fair value for other long-lived assets. These nonrecurring fair value measurements are considered Level 3 inputs as defined in Note 21. The impairment loss calculations require management to apply judgment estimating market participant rents, future cash flows, among other things, and the discount rates that reflect the risk inherent in future cash flows. Future expected cash flows for assets in regular retail locations are based on management’s estimates of future cash flows, which include sales and gross margin growth rate assumptions, over the remaining lease period or expected life, if shorter. For expected location closures, the Company will evaluate whether it is necessary to shorten the useful life for any of the assets within the respective asset group. The Company will use this revised useful life when estimating the asset group’s future cash flows. The Company considers historical trends, expected future business trends and other factors when estimating the future cash flow for each regular retail location. The Company also considers factors such as: the local environment for each regular retail location, including mall traffic and competition; the Company’s ability to successfully implement strategic initiatives; and the ability to control variable costs such as cost of sales and payroll and, in some cases, renegotiate lease costs. As discussed further above, the COVID-19 pandemic has materially impacted the Company’s financial results during fiscal 2021 and could continue to impact the Company’s operations in ways the Company is not able to predict today due to the evolving situation. The Company has made reasonable assumptions and judgments to determine the fair value of the assets tested based on the facts and circumstances that were available as of the reporting date. If actual results are not consistent with the assumptions and judgments used in estimating future cash flows and asset fair values, there may be additional exposure to future impairment losses that could be material to the Company’s results of operations.
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

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
See Note 6 for further details on goodwill impairment charges.
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
Defined Benefit Plans
In accordance with authoritative guidance for defined benefit pension and other postretirement plans, an asset for a plan’s over funded status or a liability for a plan’s underfunded status is recognized in the consolidated balance sheets; plan assets and obligations that determine the plan’s funded status are measured as of the end of the Company’s fiscal year; and changes in the funded status of defined benefit postretirement plans are recognized in the year in which they occur. Such changes are reported in other comprehensive income (loss) as a separate component of stockholders’ equity.
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

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
attributable to the liability component were recorded as a contra-liability and are presented net against the convertible senior notes balance on the Company’s consolidated balance sheets. These costs are amortized to interest expense using the effective interest method over the term of the Notes.
Sale of Australian Stores
During fiscal 2020, the Company entered into a definitive agreement to sell its Australian retail locations to the Company’s wholesale distributor in the region for approximately AUD$7.1 million (US$4.9 million), subject to certain adjustments, and recognized a loss on the sale of approximately AUD$1.2 million (US$0.8 million). During fiscal 2021, the Company recorded an adjustment of AUD$0.7 million (US$0.5 million) to reduce the purchase price. As per the terms of the agreement, the wholesale distributor entered into a promissory note with the Company to make periodic payments on the sale through August 2021. The Company included AUD$4.5 million (US$3.4 million) and AUD$5.1 million (US$3.4 million) in accounts receivable, net and other assets in its consolidated balance sheet based on the timing of the remaining payments as of January 30, 2021 and February 1, 2020, respectively.
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
In August 2018, the FASB issued authoritative guidance to modify the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans. This guidance was adopted as of February 2, 2020 and did not have a material impact on the Company’s financial statement disclosures.
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

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
(3) Accounts Receivable
Accounts receivable is summarized as follows (in thousands):

	Jan 30, 2021	Feb 1, 2020
Trade	$288,782	$309,508
Royalty	20,565	12,775
Other	19,000	13,429
	328,347	335,712
Less allowances[1]	14,200	8,431
	$314,147	$327,281
______________________________________________________________________
1During the first quarter of fiscal 2021, the Company adopted authoritative guidance related to the measurement of credit losses on financial instruments. This guidance replaces the “as incurred” loss model with an “expected loss” model which requires the recognition of an allowance for credit losses expected to be incurred over an asset’s lifetime. The adoption of this guidance did not have a material impact on the Company’s allowance for doubtful accounts. Refer to Note 2 for further information.

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
(4) Inventories
Inventories consist of the following (in thousands):

	Jan 30, 2021	Feb 1, 2020
Raw materials	$53	$399
Work in progress	43	52
Finished goods	389,048	392,678
	$389,144	$393,129
The above balances include an allowance to write down inventories to the lower of cost or net realizable value of $35.5 million and $24.5 million as of January 30, 2021 and February 1, 2020, respectively.
(5) Property and Equipment
Property and equipment is summarized as follows (in thousands):

	Jan 30, 2021	Feb 1, 2020
Land, buildings and improvements	$53,553	$51,416
Leasehold improvements	374,666	388,733
Furniture, fixtures and equipment	426,044	428,121
Construction in progress	6,486	9,510
Assets under finance leases	30,663	21,599
	891,412	899,379
Less accumulated depreciation and amortization	675,216	611,267
	$216,196	$288,112
During fiscal 2021 and 2020, the Company entered into finance and operating leases related primarily to computer hardware and software. The accumulated depreciation and amortization related to assets under finance leases was approximately $10.1 million and $5.6 million as of January 30, 2021 and February 1, 2020, respectively, and was included in depreciation expense when recognized. See Note 8 for more information regarding the related finance lease obligations.
Construction in progress represents the costs associated with the construction in progress of leasehold improvements to be used in the Company’s operations, primarily for new and remodeled stores in retail operations.
Impairment
The Company recorded asset impairment charges related to property and equipment of $35.0 million, $7.5 million and $6.9 million in fiscal 2021, fiscal 2020 and fiscal 2019, respectively. The asset impairment charges related to certain retail locations primarily in North America, Europe and Asia driven by lower revenue and future cash flow projections from the ongoing effects of the COVID-19 pandemic in fiscal 2021. The asset impairment charges for fiscal 2020 and fiscal 2019 related primarily to certain retail locations in Asia, Europe and North America resulting from the underperformance and expected store closures.

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Impairments to property and equipment are summarized as follows (in thousands):

	Jan 30, 2021	Feb 1, 2020
Aggregate carrying value of property and equipment impaired	$36,050	$8,456
Less property and equipment impairment charges	34,996	7,546
Aggregate remaining fair value of property and equipment impaired	$1,054	$910
The Company’s impairment evaluations included testing of 834 retail locations and 314 retail locations during fiscal 2021 and fiscal 2020, respectively, which were deemed to have impairment indicators. The Company concluded that 373 retail locations and 101 retail locations, respectively, were determined to be impaired, as the carrying amounts of the fixed assets exceeded their estimated fair values (determined based on discounted cash flows) at each of the respective dates. Refer to Note 1 for a description of other assumptions that management considers in estimating the future discounted cash flows. If actual results are not consistent with the assumptions and judgments used in estimating future cash flows and asset fair values, there may be additional exposure to future impairment losses that could be material to the Company’s results of operations.
(6) Goodwill
Goodwill activity is summarized by business segment as follows (in thousands):

	Americas Retail	Americas Wholesale	Europe	Asia	Total
Goodwill balance at February 2, 2019	$1,731	$9,966	$23,862	$1,513	$37,072
Adjustments:
Impairment	—	—	—	(1,474)	(1,474)
Translation and other adjustments	(6)	(1)	(775)	(39)	(821)
Goodwill balance at February 1, 2020	1,725	9,965	23,087	—	34,777
Adjustments:
Translation and other adjustments	22	4	1,933	—	1,959
Goodwill balance at January 30, 2021	$1,747	$9,969	$25,020	$—	$36,736
Based on the results of the Company’s goodwill impairment testing, the Company recorded an asset impairment charge of $1.5 million to fully write off goodwill associated with its China retail reporting unit during fiscal 2020. The Company had $1.5 million accumulated impairment related to goodwill as of January 30, 2021 and February 1, 2020.
The COVID-19 pandemic has materially impacted the Company’s financial results during fiscal 2021 as discussed further in Note 1. As a result of these conditions, the Company concluded that a triggering event had occurred resulting in the need to perform quantitative interim testing over the Company’s goodwill and flagship assets during the first quarter of fiscal 2021. The testing concluded that the fair values of the respective reporting units exceeded their carrying values. Subsequent to the first quarter of fiscal 2021, the Company assessed qualitative factors and determined that it is not more likely than not that the fair values of its reporting units are less than their carrying amounts. Accordingly, the Company did not record any asset impairment charges on its goodwill or flagship assets that continued to meet the appropriate criteria during fiscal 2021. In performing its assessment, the Company believes it made reasonable accounting estimates based on the facts and circumstances that were available as of the testing date in light of the evolving situation resulting from the COVID-19 pandemic. If actual results are not consistent with the assumptions and judgments used, there may be additional exposure to future impairment losses that could be material to the Company’s results of operations.
From time-to-time, the Company may acquire certain retail locations from its wholesale partners which may result in the recognition of goodwill or other intangible assets.

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(7) Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities are summarized as follows (in thousands):

	Jan 30, 2021	Feb 1, 2020
Accrued compensation and benefits	$65,851	$65,821
Allowance for sales returns	27,193	33,178
Sales and use taxes, property taxes and other indirect taxes	24,953	32,185
Allowance for markdowns	16,245	12,562
Professional and legal fees	12,075	12,920
Deferred royalties and other revenue	10,731	8,008
Income taxes	8,218	6,842
Loyalty programs	5,435	5,783
Gift cards	4,457	4,469
Construction costs	2,586	3,862
Accrued interest	2,556	2,449
Accrued percentage rent[1]	2,177	4,648
Advertising	1,626	1,497
Other	16,499	9,872
	$200,602	$204,096
______________________________________________________________________
1Accrued percentage rent mainly relates to accruals for lease payments based on a percentage of annual sales volume. Accruals for fixed lease payments are included in the current portion of lease liabilities in the Company’s consolidated balance sheet.
(8) Borrowings and Finance Lease Obligations
Borrowings and finance lease obligations are summarized as follows (in thousands):

	Jan 30, 2021	Feb 1, 2020
Term loans	$56,765	$—
Finance lease obligations	22,063	16,535
Mortgage debt	18,507	19,132
Borrowings under credit facilities	7,332	3,957
Other	2,597	2,636
	107,264	42,260
Less current installments	38,710	9,490
Long-term debt and finance lease obligations	$68,554	$32,770
Term Loans
As a precautionary measure to ensure financial flexibility and maintain maximum liquidity in response to the COVID-19 pandemic, in addition to drawing down on certain of the credit facilities as noted below, the Company entered into term loans with certain banks primarily in Europe during the fiscal year ended January 30, 2021. These loans are primarily unsecured, have terms ranging from one-to-five years and provide annual interest rates ranging between 0.5% to 1.5%. Certain of these loans also have an option to extend the term for a period of up to five years, subject to certain terms and conditions. As of January 30, 2021, the Company had outstanding borrowings of $56.8 million under these borrowing arrangements.
Finance Lease Obligations
During fiscal 2018, the Company began the relocation of its European distribution center to the Netherlands. The finance lease primarily provides for monthly minimum lease payments through May 2027 with an effective interest rate of approximately 6%. During fiscal 2021, the Company also entered into finance leases for equipment used in its European distribution centers located in Italy. As of January 30, 2021 and February 1, 2020, the finance lease obligation was $18.4 million and $12.6 million, respectively.

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The Company also has smaller finance leases related primarily to computer hardware and software. As of January 30, 2021 and February 1, 2020, these finance obligations totaled $3.7 million and $4.0 million, respectively.
Mortgage Debt
On February 16, 2016, the Company entered into a ten-year $21.5 million real estate secured loan (the “Mortgage Debt”). The Mortgage Debt is secured by the Company’s U.S. distribution center based in Louisville, Kentucky and provides for monthly principal and interest payments based on a 25-year amortization schedule, with the remaining principal balance and any accrued and unpaid interest due at maturity. Outstanding principal balances under the Mortgage Debt bear interest at the one-month LIBOR rate plus 1.5%. As of January 30, 2021, outstanding borrowings under the Mortgage Debt, net of debt issuance costs of $0.1 million, were $18.5 million. At February 1, 2020, outstanding borrowings under the Mortgage Debt, net of debt issuance costs of $0.1 million, were $19.1 million.
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
On February 16, 2016, the Company also entered into a separate interest rate swap agreement, designated as a cash flow hedge, that resulted in a swap fixed rate of approximately 3.06%. This interest rate swap agreement matures in January 2026 and converts the nature of the Mortgage Debt from LIBOR floating-rate debt to fixed-rate debt. The fair value of the interest rate swap liability was approximately $1.0 million and $0.3 million as of January 30, 2021 and February 1, 2020, respectively.
Credit Facilities
On April 21, 2020, the Company entered into an amendment of its senior secured asset-based revolving credit facility with Bank of America, N.A. and the other lenders party thereto to extend the maturity date of the credit facility to April 21, 2023, among other changes (as amended, the “Credit Facility”). The Credit Facility provides for a borrowing capacity in an amount up to $120 million, including a Canadian sub-facility up to $20 million, subject to a borrowing base. Based on applicable accounts receivable and inventory balances as of January 30, 2021, the Company could have borrowed up to $101 million under the Credit Facility. The Credit Facility has an option to expand the borrowing capacity by up to $180 million subject to certain terms and conditions, including the willingness of existing or new lenders to assume such increased amount. The Credit Facility is available for direct borrowings and the issuance of letters of credit, subject to certain letters of credit sublimits, and may be used for working capital and other general corporate purposes.
All obligations under the Credit Facility are unconditionally guaranteed by the Company and the Company’s existing and future domestic and Canadian subsidiaries, subject to certain exceptions, and are secured by a first priority lien on substantially all of the assets of the Company and such domestic and Canadian subsidiaries, as applicable.
Direct borrowings under the Credit Facility made by the Company and its domestic subsidiaries shall bear interest at the U.S. base rate plus an applicable margin (varying from 0.75% to 1.25%) or at LIBOR plus an applicable margin (varying from 1.75% to 2.25%), provided that LIBOR may not be less than 1.0%. The U.S. base rate is based on the greater of (i) the U.S. prime rate, (ii) the federal funds rate, plus 0.5%, and (iii) LIBOR for a 30-day interest period, plus 1.0%. Direct borrowings under the Credit Facility made by the Company’s Canadian subsidiaries shall bear interest at the Canadian prime rate plus an applicable margin (varying from 0.75% to 1.25%) or at the Canadian BA rate plus an applicable margin (varying from 1.75% to 2.25%), provided

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
that the Canadian BA rate may not be less than 1.0%. The Canadian prime rate is based on the greater of (i) the Canadian prime rate and (ii) the Canadian BA rate for a one-month interest period, plus 1.0%, provided that the Canadian prime rate may not be less than zero. The applicable margins are calculated quarterly and vary based on the average daily availability of the aggregate borrowing base. The Company is also obligated to pay certain commitment, letter of credit and other fees customary for a credit facility of this size and type. As of January 30, 2021, the Company had $2.1 million in outstanding standby letters of credit, no outstanding documentary letters of credit and no outstanding borrowings under the Credit Facility.
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
The Company, through its European subsidiaries, maintains short-term committed and uncommitted borrowing agreements, primarily for working capital purposes, with various banks in Europe. Some of these agreements include certain equity-based financial covenants. As of January 30, 2021, the Company had no outstanding borrowings, no outstanding documentary letters of credit and $148.4 million available for future borrowings under these agreements. The agreements are denominated primarily in euros and provide for annual interest rates ranging from 0.7% to 1.3%.
The Company, through its China subsidiary, maintains a short-term uncommitted bank borrowing agreement, primarily for working capital purposes. During the second quarter of fiscal 2021, the borrowing capacity under the multicurrency borrowing agreement increased from $20.0 million to $30.0 million. The Company had $7.3 million and $4.0 million in outstanding borrowings under this agreement as of January 30, 2021 and February 1, 2020, respectively.
Other
From time-to-time, the Company will obtain other financing in foreign countries for working capital to finance its local operations.
Maturities of the Company’s debt and finance lease obligations as of January 30, 2021 are as follows (in thousands):

	Debt	Finance Lease	Total
Fiscal 2022	$34,012	$4,698	$38,710
Fiscal 2023	12,287	4,868	17,155
Fiscal 2024	12,003	4,377	16,380
Fiscal 2025	9,173	2,629	11,802
Fiscal 2026	2,741	1,771	4,512
Thereafter	15,040	3,720	18,760
Total principal payments	85,256	22,063	107,319
Less unamortized debt issuance costs	55	—	55
Total debt and finance lease obligations	$85,201	$22,063	$107,264
(9) Lease Accounting
The Company primarily leases its showrooms, advertising, licensing, sales and merchandising offices, remote distribution and warehousing facilities and retail and factory outlet store locations under operating lease

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
agreements expiring on various dates through January 2039. The Company also leases some of its equipment as well as computer hardware and software under operating and finance lease agreements expiring on various dates through May 2027.
The Company’s lease agreements primarily provide for lease payments based on a minimum annual rental amount, a percentage of annual sales volume, periodic adjustments related to inflation or a combination of such lease payments. Certain retail store leases provide for rents based upon the minimum annual rental amount and a percentage of annual sales volume, generally ranging from 1% to 23%, when specific sales volumes are exceeded. The Company’s retail concession leases also provide for rents primarily based upon a percentage of annual sales volume which average approximately 33% of annual sales volume. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.
In addition to the amounts as disclosed below, the Company has estimated additional operating lease commitments of approximately $1.4 million for leases where the Company has not yet taken possession of the underlying asset as of January 30, 2021. As such, the related operating lease ROU assets and operating lease liabilities have not been recognized in the Company’s consolidated balance sheet as of January 30, 2021.
As of January 30, 2021 and February 1, 2020, the components of leases and lease costs are as follows (in thousands):

	Jan 30, 2021	Feb 1, 2020
Assets			Balance Sheet Location
Operating	$764,804	$851,990	Operating right-of-use assets
Finance	20,595	15,972	Property and equipment, net
Total lease assets	$785,399	$867,962

Liabilities			Balance Sheet Location
Current:
Operating	$222,800	$192,066	Current portion of operating lease liabilities
Finance	4,698	2,273	Current portion of borrowings and finance lease obligations
Noncurrent:
Operating	662,657	714,079	Long-term operating lease liabilities
Finance	17,365	14,262	Long-term debt and finance lease obligations
Total lease liabilities	$907,520	$922,680

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year Ended Jan 30, 2021	Year Ended Feb 1, 2020
			Income Statement Location
Operating lease costs[1]	$205,065	$244,222	Cost of product sales
Operating lease costs[1]	21,726	24,565	Selling, general and administrative expenses
Operating lease costs[1,2]	(2,801)	—	Net gains on lease modifications
Finance lease costs
Amortization of leased assets[3]	49	289	Cost of product sales
Amortization of leased assets[3]	3,834	2,234	Selling, general and administrative expenses
Interest on lease liabilities	1,237	1,035	Interest expense
Variable lease costs[1,4]	52,304	93,534	Cost of product sales
Variable lease costs[1,4]	1,795	2,227	Selling, general and administrative expenses
Short-term lease costs[1]	694	344	Cost of product sales
Short-term lease costs[1]	5,023	3,543	Selling, general and administrative expenses
Total lease costs[1]	$288,926	$371,993
______________________________________________________________________
1Rental expense for all property and equipment operating leases during fiscal 2019 aggregated to $292.1 million, including percentage rent of $67.2 million. During fiscal 2019, the Company also recognized insurance, taxes, sales promotion, common area maintenance and certain utility charges that were paid to the landlord totaling $72.3 million related to its operating leases.
2During the year ended January 30, 2021, net gains on lease modifications related primarily to the early termination of lease agreements for certain of the Company’s retail locations. During fiscal 2019, the Company recognized net gains on lease modifications of $0.5 million related primarily to the early termination of lease agreements related to certain of the Company’s retail locations. Operating lease costs for these retail locations prior to the early termination were included in cost of product sales.
3Amortization of leased assets related to finance leases are included in depreciation expense within cost of product sales or selling, general and administrative expenses depending on the nature of the asset in the Company’s consolidated statements of income (loss).
4During the year ended January 30, 2021, variable lease costs included certain rent concessions received by the Company, primarily in Europe, related to the COVID-19 pandemic of approximately $33.1 million. Refer to Note 1 for further information.
Maturities of the Company’s operating and finance lease liabilities as of January 30, 2021 are as follows (in thousands):

	Operating Leases
	Non-Related Parties	Related Parties	Finance Leases	Total
Maturity of Lease Liabilities:
2022	$240,843	$8,182	$6,068	$255,093
2023	185,107	6,310	5,579	196,996
2024	150,223	6,727	5,388	162,338
2025	106,810	6,370	3,433	116,613
2026	76,403	5,977	2,460	84,840
After 2026	150,859	32,610	3,197	186,666
Total lease payments	910,245	66,176	26,125	1,002,546
Less: Interest	79,219	11,745	4,062	95,026
Present value of lease liabilities	$831,026	$54,431	$22,063	$907,520

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Other supplemental information is as follows (dollars in thousands):

Jan 30, 2021
Lease Term and Discount Rate:
Weighted-average remaining lease term (years)
Operating leases	5.9 years
Finance leases	5.0 years
Weighted-average discount rate
Operating leases	3.6%
Finance leases	7.1%

	Year Ended Jan 30, 2021	Year Ended Feb 1, 2020
Supplemental Cash Flow Information:
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$193,776	$250,972
New operating ROU assets obtained in exchange for lease liabilities	$189,412	$127,232
Impairment of ROU Assets
During fiscal 2021, the Company recorded asset impairment charges of $45.4 million related to ROU assets at certain retail locations primarily in North America and Europe. During fiscal 2020, the Company recorded asset impairment charges of $1.0 million related primarily to ROU assets at certain retail locations in North America. The asset impairment charges were determined based on the excess of the carrying value over the fair value of the ROU assets. The Company uses market participant rents to calculate fair value of ROU assets. Refer to Note 1 for more information on the Company’s impairment testing.
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

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
outstanding Notes may declare 100% of the principal of, and accrued and unpaid interest on, all the Notes to be due and payable.
The excess of the principal amount of the liability component over its carrying amount (“debt discount”) will be amortized to interest expense using an effective interest rate of 6.8% over the term of the Notes. The equity component is not remeasured as long as it continues to meet the conditions for equity classification. During the fiscal years ended January 30, 2021 and February 1, 2020, the Company recorded $10.4 million and $7.6 million of interest expense related to the amortization of the debt discount, respectively.
Debt issuance costs related to the Notes were comprised of discounts and commissions payable to the initial purchasers of $3.8 million and third-party offering costs of approximately $1.5 million.
During the fiscal years ended January 30, 2021 and February 1, 2020, the Company recorded $0.9 million and $0.7 million related to the amortization of debt issuance costs, respectively. Debt issuance costs attributable to the equity component are netted with the equity component in stockholders’ equity.
The Notes consist of the following components as of January 30, 2021 and February 1, 2020 (in thousands):

	Year Ended Jan 30, 2021	Year Ended Feb 1, 2020
Liability component:
Principal	$300,000	$300,000
Unamortized debt discount	(38,623)	(49,017)
Unamortized issuance costs	(2,763)	(3,620)
Net carrying amount	$258,614	$247,363

Equity component, net[1]	$42,320	$42,320
______________________________________________________________________
1Included in paid-in capital within stockholders’ equity on the consolidated balance sheets and is net of debt issuance costs and deferred taxes.
As of January 30, 2021, and February 1, 2020 the fair value of the Notes was approximately $303.5 million and $272.0 million, respectively. The fair value of the Notes is determined based on inputs that are observable in the market and have been classified as Level 2 in the fair value hierarchy.
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
As of January 30, 2021, the Company had a deferred tax liability of $8.8 million in connection with the debt discount associated with the Notes and a deferred tax asset of $9.7 million in connection with the convertible note hedge transaction. The Company had a deferred tax liability of $11.2 million in connection with the debt discount associated with the Notes and a deferred tax asset of $12.3 million in connection with the convertible note hedge

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
transactions as of February 1, 2020. The net deferred tax impact was included in deferred tax assets on the Company’s consolidated balance sheets.
(11) Stockholders’ Equity
Dividends
The following table sets forth the cash dividend declared per share for the years ended January 30, 2021, February 1, 2020 and February 2, 2019:

	Year Ended	Year Ended	Year Ended
	Jan 30, 2021	Feb 1, 2020	Feb 2, 2019
Cash dividend declared per share	$0.2250	$0.5625	$0.9000
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

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Accumulated Other Comprehensive Income (Loss)
The changes in accumulated other comprehensive income (loss), net of related income taxes, for fiscal 2021, fiscal 2020 and fiscal 2019 are as follows (in thousands):

	Foreign Currency Translation Adjustment	Derivative Financial Instruments Designated as Cash Flow Hedges	Defined Benefit Plans	Total
Balance at February 3, 2018	$(67,049)	$(14,369)	$(11,644)	$(93,062)
Gains (losses) arising during the period	(52,497)	10,962	1,516	(40,019)
Reclassification to net earnings for losses realized	—	6,406	496	6,902
Net other comprehensive income (loss)	(52,497)	17,368	2,012	(33,117)
Balance at February 2, 2019	$(119,546)	$2,999	$(9,632)	$(126,179)
Gains (losses) arising during the period	(17,743)	8,316	342	(9,085)
Reclassification to net earnings for (gains) losses realized	—	(6,996)	369	(6,627)
Net other comprehensive income (loss)	(17,743)	1,320	711	(15,712)
Cumulative adjustment reclassified to retained earnings from adoption of new accounting guidance[1]	—	1,981	—	1,981
Balance at February 1, 2020	$(137,289)	$6,300	$(8,921)	$(139,910)
Gains (losses) arising during the period	31,319	(5,709)	(1,203)	24,407
Reclassification to net loss for (gains) losses realized	—	(5,467)	295	(5,172)
Net other comprehensive income (loss)	31,319	(11,176)	(908)	19,235
Balance at January 30, 2021	$(105,970)	$(4,876)	$(9,829)	$(120,675)
______________________________________________________________________
1During the first quarter of fiscal 2020, the Company adopted new authoritative guidance which eliminated the requirement to separately measure and report ineffectiveness for instruments that qualify for hedge accounting and generally requires that the entire change in the fair value of such instruments ultimately be presented in the same line as the respective hedge item. As a result, there is no interest component recognized for the ineffective portion of instruments that qualify for hedge accounting, but rather all changes in the fair value of such instruments are included in other comprehensive income (loss) beginning with the fiscal year ended February 1, 2020. Upon adoption of this guidance, the Company reclassified approximately $2.0 million in gains from retained earnings to accumulated other comprehensive loss related to the previously recorded interest component on outstanding instruments that qualified for hedge accounting.

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Details on reclassifications out of accumulated other comprehensive income (loss) to net earnings (loss) during fiscal 2021, fiscal 2020 and fiscal 2019 are as follows (in thousands):

				Location of (Gain) Loss Reclassified from Accumulated OCI into Earnings (Loss)
	Year Ended Jan 30, 2021	Year Ended Feb 1, 2020	Year Ended Feb 2, 2019
Derivative financial instruments designated as cash flow hedges:
Foreign exchange currency contracts	$(6,298)	$(7,776)	$7,020	Cost of product sales
Foreign exchange currency contracts	—	—	201	Other income (expense)
Interest rate swap	181	(128)	(103)	Interest expense
Less income tax effect	650	908	(712)	Income tax expense
	(5,467)	(6,996)	6,406
Defined benefit plans:
Net actuarial loss amortization	397	446	600	Other income (expense)
Prior service credit amortization	(66)	(39)	(28)	Other income (expense)
Less income tax effect	(36)	(38)	(76)	Income tax expense
	295	369	496
Total reclassifications to net earnings (loss) for (gains) losses realized during the period	$(5,172)	$(6,627)	$6,902
(12) Income Taxes
Changes in Tax Law
On March 27, 2020, the U.S. government enacted the CARES Act to provide economic relief from the COVID-19 pandemic. Among other provisions, the CARES Act allows for a full offset of taxable income in a five-year carryback period for net operating losses, which will reduce current period tax expense and may result in a refund of previously paid income tax amounts at higher historical tax rates. During the year ended January 30, 2021, the Company recognized a tax benefit of approximately $0.7 million related to the CARES Act.
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
The Company has a balance related to Tax Cuts and Jobs Act transition tax included in other long-term liabilities of $19.9 million (excluding related interest) for each of the years ended January 30, 2021 and February 1, 2020.
The Company has historically considered the undistributed earnings of its foreign subsidiaries to be indefinitely reinvested. As a result of the Tax Reform, the Company had a substantial amount of previously taxed earnings that could be distributed to the U.S. without additional U.S. taxation. The Company continues to evaluate its plans for reinvestment or repatriation of unremitted foreign earnings and regularly reviews its cash positions and determination of permanent reinvestment of foreign earnings. If the Company determines that all or a portion of such foreign earnings are no longer indefinitely reinvested, it may be subject to additional foreign withholding taxes and U.S. state income taxes, beyond the Tax Reform’s one-time transition tax. The Company intends to indefinitely reinvest the remaining earnings from the Company’s foreign subsidiaries for which a deferred tax liability has not already been recorded. It is not practicable to estimate the amount of tax that might be payable if these earnings were repatriated due to the complexities associated with the hypothetical calculation.

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The Company is subject to a tax on global intangible low-taxed income (“GILTI”). GILTI is a tax on foreign income in excess of a deemed return on tangible assets of foreign corporations. Companies subject to GILTI have the option to account for the tax as a period cost if and when incurred, or factor such amounts into the measurement of deferred taxes. The Company has elected to account for GILTI as a period cost. For the years ended January 30, 2021 and February 1, 2020, the Company had no net tax provision related to GILTI tax.
Tax Settlement
In connection with an income tax audit in Italy, the Italian tax authority indicated that it believed that certain dividend distributions made in fiscal 2015 and fiscal 2016 from the Company’s Italian subsidiaries to their European parent holding company should be subject to certain withholding taxes in Italy. While the Company disagreed with the position of the Italian tax authority and was prepared to vigorously defend itself in this matter, the Company continued to work with the Italian tax authority in an attempt to resolve the dispute through standard tax resolution processes. In December 2019, to avoid a potentially long and costly litigation process, the Company reached an agreement with the Italian tax authority to settle the matter for €9.9 million ($11.1 million) (including interest), to be paid in 16 equal quarterly installments starting in December 2019. As a result of the agreement, the Company recorded a charge to income tax expense of €7.0 million ($7.8 million) (net of related offsets in other tax jurisdictions) during the fourth quarter of fiscal 2020. As of January 30, 2021, the Company had recorded €2.4 million ($3.2 million) and €5.0 million ($6.1 million) in accrued expenses and other long-term liabilities, respectively, in the accompanying balance sheets. As of February 1, 2020, the Company had recorded €1.8 million ($2.0 million) and €7.5 million ($8.3 million) in accrued expenses and other long-term liabilities, respectively, in the accompanying consolidated balance sheets.
Income Tax Expense
Income tax expense (benefit) is summarized as follows (in thousands):

	Year Ended	Year Ended	Year Ended
	Jan 30, 2021	Feb 1, 2020	Feb 2, 2019
Federal:
Current	$(2,390)	$9,270	$16,495
Deferred	(5,274)	2,263	4,543
State:
Current	248	1,622	1,408
Deferred	(598)	1,699	1,532
Foreign:
Current	8,285	17,166	3,385
Deferred	(6,609)	(9,507)	2,179
Total	$(6,338)	$22,513	$29,542

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Actual income tax expense differs from expected income tax expense obtained by applying the statutory federal income tax rate to earnings before income taxes as follows:

	Year Ended	Year Ended	Year Ended
	Jan 30, 2021	Feb 1, 2020	Feb 2, 2019
Computed “expected” tax rate	21.0%	21.0%	21.0%
State taxes, net of federal benefit	1.2%	3.0%	1.1%
Non-U.S. tax expense higher than federal statutory tax rate[1]	9.1%	0.0%	24.2%
Tax Reform - repatriation tax adjustment[2,3]	—%	—%	(41.8%)
SERP/TOLI	1.9%	(1.5%)	0.7%
Non-deductible participation loss	3.6%	—%	—%
Swiss tax reform[4]	—%	(6.5%)	—%
Valuation reserve[5]	(26.9%)	(0.2%)	0.5%
Unrecognized tax liabilities (benefits)[3]	(6.6%)	(6.2%)	51.3%
Share-based compensation	1.8%	0.9%	0.2%
Net tax settlements	—%	9.1%	—%
Prior year tax adjustments	1.3%	(1.8%)	0.3%
Non-deductible permanent differences	0.4%	2.1%	16.3%
Foreign derived intangible income	—%	(3.4%)	(10.2%)
Other	0.5%	1.7%	0.1%
Effective tax rate	7.3%	18.2%	63.7%
______________________________________________________________________
1The jurisdictional location of pre-tax income (loss) may represent a significant component of the Company’s effective tax rate as earnings (loss) in foreign jurisdictions are taxed at rates that are different from the U.S. statutory income tax rate. These amounts exclude the impact of net changes in valuation allowances, audit and other adjustments related to the Company’s non-U.S. operations, as they are reported separately in the appropriate corresponding line items in the table above.
2During the third quarter of fiscal 2019, the Company completed the preparation of its U.S. federal tax return for fiscal 2018 and concluded, based on the additional information that had become available, that no transition tax was due with respect to the Tax Reform. As a result, during the third quarter of fiscal 2019, the Company reversed a portion of provisional amounts initially recorded during the three months ended February 3, 2018 and recorded a benefit of $19.6 million.
3During the fourth quarter of fiscal 2019, the Company concluded based on additional regulatory guidance issued during the quarter related to the Tax Reform, that the Company would owe transition taxes if proposed legislation that clarifies existing tax regulation with respect to the dividends received deduction calculation is passed into law. As a result, during the three months ended February 2, 2019, the Company recorded additional charges due to the Tax Reform of $25.8 million as an uncertain tax position. In fiscal 2020, the Company revised its tax liability estimation and related accrual to $19.9 million.
4During fiscal 2020, the Company recognized additional tax benefits resulting from the enactment of the Swiss tax reform. The additional tax benefits related primarily to the recognition of a deferred tax asset associated with the estimated value of a tax basis step-up of the Company’s Switzerland subsidiary’s assets.
5Amounts relate primarily to valuation reserves on net operating losses, other deferred tax assets arising during the respective period and valuation reserves resulting from jurisdictions where there have been cumulative net operating losses, limiting the Company’s ability to consider other subjective evidence to continue to recognize the existing deferred tax assets.

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Total income tax expense (benefit) is allocated as follows (in thousands):

	Year Ended	Year Ended	Year Ended
	Jan 30, 2021	Feb 1, 2020	Feb 2, 2019
Operations	$(6,338)	$22,513	$29,542
Stockholders’ equity[1]	(1,534)	(1,142)	3,006
Total income tax expense (benefit)	$(7,872)	$21,371	$32,548
______________________________________________________________________
1In April 2019, the Company issued $300 million principal amount of 2.00% convertible senior notes due 2024 (the “Notes”) in a private offering. Paid-in capital includes $1.3 million in net deferred tax assets in connection with the related convertible note hedge transactions and debt discount associated with the Notes. Refer to Note 10 for more information on the convertible senior notes and related transactions.
The tax effects of the components of other comprehensive income (loss) are allocated as follows (in thousands):

	Year Ended	Year Ended	Year Ended
	Jan 30, 2021	Feb 1, 2020	Feb 2, 2019
Derivative financial instruments designated as cash flow hedges	$(1,387)	$80	$2,402
Defined benefit plans	(147)	68	604
Total income tax expense (benefit)	$(1,534)	$148	$3,006
Total earnings (loss) before income tax expense (benefit) and noncontrolling interests are comprised of the following (in thousands):

	Year Ended	Year Ended	Year Ended
	Jan 30, 2021	Feb 1, 2020	Feb 2, 2019
Domestic operations	$(27,984)	$91,008	$97,885
Foreign operations	(59,095)	32,734	(51,177)
Earnings (loss) before income tax expense (benefit) and noncontrolling interests	$(87,079)	$123,742	$46,708

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Deferred Taxes
The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities as of January 30, 2021 and February 1, 2020 are presented below (in thousands):

	Jan 30, 2021	Feb 1, 2020
Deferred tax assets:
Operating lease liabilities	$193,789	$187,981
Net operating losses	38,117	24,156
Defined benefit plans	12,596	12,539
Convertible senior notes hedge transactions	9,697	12,284
Deferred compensation	7,877	9,282
Goodwill amortization	6,542	7,301
Deferred income	6,258	5,568
Excess of book over tax depreciation/amortization[1]	6,183	—
Inventory valuation	4,788	3,378
Account receivable reserve	2,520	2,043
Lease incentives	2,187	3,272
Sales return and other reserves	1,988	1,981
Accrued bonus	984	1,993
Uniform capitalization	756	890
Other	13,538	14,296
Total deferred tax assets	307,820	286,964
Deferred tax liabilities:
Operating right-of-use assets	(172,496)	(175,370)
Convertible senior notes debt discount	(8,776)	(11,167)
Other	—	(6,112)
Valuation allowance	(54,131)	(30,760)
Net deferred tax assets	$72,417	$63,555
______________________________________________________________________
1Property and equipment for the year ended February 1, 2020 was originally included within other deferred tax liabilities and is now presented on a standalone basis.
Based on the historical earnings of the Company and projections of future taxable earnings in certain jurisdictions, management believes it is more likely than not that the results of operations will not generate sufficient taxable earnings to realize certain net deferred tax assets. Therefore, the Company has recorded a valuation allowance of $54.1 million, which is an increase of $23.4 million from the prior year.
As of January 30, 2021, certain of the Company’s operations had net operating loss carryforwards of $45.7 million (tax effected, not net of uncertain tax position), including state/provincial net operating loss carryforwards. These are comprised of $13.2 million (tax effected, not net of uncertain tax position) of net operating loss carryforwards with an unlimited carryforward life, $28.1 million (tax effected, not net of uncertain tax position) of foreign net operating loss carryforwards expiring between fiscal 2022 and fiscal 2041 and $4.6 million (tax effected) of state/provincial net operating loss carryforwards expiring between fiscal 2022 and fiscal 2041. Based on the historical earnings of these operations, management believes it is more likely than not that some of the operations will not generate sufficient earnings to utilize these net operating losses. As of January 30, 2021 and February 1, 2020, the Company had a valuation allowance of $35.8 million and $21.8 million, respectively, related to its net operating loss carryforwards.
Unrecognized Tax Benefit
The Company and its subsidiaries are subject to U.S. federal and foreign income tax as well as income tax of multiple state and foreign local jurisdictions. From time-to-time, the Company is subject to routine income and other tax audits on various tax matters around the world in the ordinary course of business.

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tax years ending on or after January 30, 2016 are subject to examination in the U.S., Switzerland and Italy. These audits could conclude with an assessment of additional tax liability for the Company. These assessments could arise as the result of timing or permanent differences and could be material to the Company’s net income or future cash flows. In the event the Company disagrees with an assessment from a taxing authority, the Company may elect to appeal, litigate, pursue settlement or take other actions. The Company accrues an amount for its estimate of additional income tax liability which the Company, more likely than not, will incur as a result of the ultimate resolution of income tax audits (“uncertain tax positions”). The Company reviews and updates the estimates used in the accrual for uncertain tax positions, as appropriate, as more definitive information or interpretations become available from taxing authorities, upon completion of tax audits, upon receipt of assessments, upon expiration of statutes of limitation, or upon occurrence of other events.
A reconciliation of the beginning and ending amount of gross unrecognized tax benefit (excluding interest and penalties) is as follows (in thousands):

	Year Ended	Year Ended	Year Ended
	Jan 30, 2021	Feb 1, 2020	Feb 2, 2019
Beginning balance	$29,183	$38,751	$16,771
Additions:
Tax positions related to the prior year	110	3,074	25,822
Tax positions related to the current year	8,204	264	267
Reductions:
Tax positions related to the prior year	(3,251)	(12,658)	(2,934)
Tax positions related to the current year	—	—	(449)
Foreign currency translation	—	(248)	(726)
Ending balance	$34,246	$29,183	$38,751
The amount of unrecognized tax benefit as of January 30, 2021 and February 1, 2020 includes $33.7 million and $28.7 million (net of federal benefit on state issues), respectively, which, if ultimately recognized, may reduce our future annual effective tax rate. As of January 30, 2021 and February 1, 2020, the Company had $40.0 million and $34.0 million, respectively, of aggregate accruals for uncertain tax positions, including penalties and interest.
The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company included interest and penalties related to uncertain tax positions of $0.9 million, $2.2 million and $0.5 million in income tax expense for fiscal 2021, fiscal 2020 and fiscal 2019, respectively. Total interest and penalties related to uncertain tax positions was $5.7 million and $4.8 million for the years ended January 30, 2021 and February 1, 2020, respectively.
(13) Defined Benefit Plans
The Company maintains defined benefit plans for certain employees primarily in the U.S. and Switzerland. In accordance with authoritative guidance for defined benefit pension and other postretirement plans, an asset for a plan’s over funded status or a liability for a plan’s underfunded status is recognized in the consolidated balance sheets; plan assets and obligations that determine the plan’s funded status are measured as of the end of the Company’s fiscal year; and changes in the funded status of defined benefit postretirement plans are recognized in the year in which they occur. Such changes are reported in other comprehensive income (loss) as a separate component of stockholders’ equity.
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

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
As a non-qualified pension plan, no dedicated funding of the SERP is required; however, the Company has made periodic payments into insurance policies held in a rabbi trust to fund the expected obligations arising under the non-qualified SERP. The amount of any future payments into the insurance policies, if any, may vary depending on investment performance of the trust. The cash surrender values of the insurance policies were $72.1 million and $67.7 million as of January 30, 2021 and February 1, 2020, respectively, and were included in other assets in the Company’s consolidated balance sheets. As a result of changes in the value of the insurance policy investments, the Company recorded unrealized gains (losses) of $6.1 million, $7.6 million and $(1.1) million in other income (expense) during fiscal 2021, fiscal 2020 and fiscal 2019, respectively.
The Company assumed a discount rate of approximately 2.3% and 2.5% for the years ended January 30, 2021 and February 1, 2020, respectively, as part of the actuarial valuation performed to calculate the projected benefit obligation, based on the timing of cash flows expected to be made in the future to the participants, applied to high quality yield curves. The Company also considers recent updates to the mortality tables and mortality improvement scale published by the Society of Actuaries in developing its best estimate of the expected mortality rates for its plan participants.
Aggregate benefits projected to be paid in the next five fiscal years are approximately $1.9 million in fiscal 2022, $1.9 million in fiscal 2023, $1.8 million in fiscal 2024, $3.7 million in fiscal 2025 and $3.7 million in fiscal 2026. Aggregate benefits projected to be paid in the five fiscal years following fiscal 2026 amount to $17.8 million.
Foreign Pension Plans
In certain foreign jurisdictions, primarily in Switzerland, the Company is required to guarantee the returns on Company sponsored defined contribution plans in accordance with local regulations. These plans are typically government-mandated defined contribution plans that provide employees with a minimum investment return, and as such, are treated under pension accounting in accordance with authoritative guidance. The minimum investment return for our Swiss pension plan was 1.00% during calendar 2020 and calendar 2019. Under the Swiss pension plan, both the Company and certain of its employees with annual earnings in excess of government determined amounts are required to make contributions into a fund managed by an independent investment fiduciary. The Company’s contributions must be made in an amount at least equal to the employee’s contribution. Minimum employee contributions are based on the respective employee’s age, salary and gender.
As of January 30, 2021 and February 1, 2020, actuarial assumptions used by the Company to calculate the projected benefit obligation and the fair value of the plans assets related to its Swiss pension plan included discount rates of 0.05% and (0.15)%, respectively, and expected returns on plan assets of 0.50% and 0.50%, respectively.

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The components of net periodic defined benefit pension cost to accumulated comprehensive income (loss) for fiscal 2021, fiscal 2020 and fiscal 2019 related to the Company’s defined benefit plans are as follows (in thousands):

	Year Ended January 30, 2021
	SERP	Foreign Pension Plans	Total
Service cost	$—	$3,155	$3,155
Interest cost	1,277	32	1,309
Expected return on plan assets	—	(186)	(186)
Net amortization of unrecognized prior service credit	—	(66)	(66)
Net amortization of actuarial losses	40	357	397
Net periodic defined benefit pension cost	$1,317	$3,292	$4,609

Unrecognized prior service credit charged to comprehensive income (loss)	$—	$(66)	$(66)
Unrecognized net actuarial loss charged to comprehensive income (loss)	40	357	397
Net actuarial losses	(767)	(236)	(1,003)
Foreign currency and other adjustments	—	(383)	(383)
Related tax impact	168	(21)	147
Total periodic defined benefit pension cost and other charges to other comprehensive income (loss) and accumulated other comprehensive income (loss)	$(559)	$(349)	$(908)

	Year Ended February 1, 2020
	SERP	Foreign Pension Plans	Total
Service cost	$—	$3,211	$3,211
Interest cost	1,924	270	2,194
Expected return on plan assets	—	(310)	(310)
Net amortization of unrecognized prior service credit	—	(39)	(39)
Net amortization of actuarial losses	62	384	446
Net periodic defined benefit pension cost	$1,986	$3,516	$5,502

Unrecognized prior service credit charged to comprehensive income (loss)	$—	$(39)	$(39)
Unrecognized net actuarial loss charged to comprehensive income (loss)	62	384	446
Net actuarial gains (losses)	449	(43)	406
Foreign currency and other adjustments	—	(34)	(34)
Related tax impact	(118)	50	(68)
Total periodic defined benefit pension cost and other charges to other comprehensive income (loss) and accumulated other comprehensive income (loss)	$393	$318	$711

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year Ended February 2, 2019
	SERP	Foreign Pension Plans	Total
Service cost	$—	$3,039	$3,039
Interest cost	1,887	225	2,112
Expected return on plan assets	—	(303)	(303)
Net amortization of unrecognized prior service credit	—	(28)	(28)
Net amortization of actuarial losses	187	413	600
Net periodic defined benefit pension cost	$2,074	$3,346	$5,420

Unrecognized prior service credit charged to comprehensive income (loss)	$—	$(28)	$(28)
Unrecognized net actuarial loss charged to comprehensive income (loss)	187	413	600
Net actuarial gains (losses)	2,787	(1,054)	1,733
Foreign currency and other adjustments	—	311	311
Related tax impact	(686)	82	(604)
Total periodic defined benefit pension cost and other charges to other comprehensive income (loss) and accumulated other comprehensive income (loss)	$2,288	$(276)	$2,012
Included in accumulated other comprehensive income (loss), before tax, as of January 30, 2021 and February 1, 2020 are the following amounts that have not yet been recognized in net periodic defined benefit pension cost (in thousands):

	Jan 30, 2021			Feb 1, 2020
	SERP	Foreign Pension Plans	Total	SERP	Foreign Pension Plans	Total
Unrecognized prior service credit	$—	$(161)	$(161)	$—	$(227)	$(227)
Unrecognized net actuarial loss	6,696	5,355	12,051	5,969	5,093	11,062
Total included in accumulated other comprehensive loss	$6,696	$5,194	$11,890	$5,969	$4,866	$10,835
The following table summarizes the funded status of the Company’s defined benefit plans and the amounts recognized in the Company’s consolidated balance sheets (in thousands):

	Jan 30, 2021			Feb 1, 2020
	SERP	Foreign Pension Plans	Total	SERP	Foreign Pension Plans	Total
Projected benefit obligation	$(52,268)	$(41,461)	$(93,729)	$(51,939)	$(34,779)	$(86,718)
Plan assets at fair value[1]	—	35,015	35,015	—	28,893	28,893
Net liability[2]	$(52,268)	$(6,446)	$(58,714)	$(51,939)	$(5,886)	$(57,825)
______________________________________________________________________
1The SERP is a non-qualified pension plan and hence the insurance policies are not considered to be plan assets. Accordingly, the table above does not include the insurance policies with cash surrender values of $72.1 million and $67.7 million as of January 30, 2021 and February 1, 2020, respectively.
2The net liability was included in accrued expenses and other long-term liabilities in the Company’s consolidated balance sheets depending on the expected timing of payments.

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
A reconciliation of the changes in the projected benefit obligation for fiscal 2021 and fiscal 2020 is as follows (in thousands):

	Projected Benefit Obligation
	SERP	Foreign Pension Plans	Total
Balance at February 2, 2019	$52,162	$31,105	$83,267
Service cost	—	3,211	3,211
Interest cost	1,924	270	2,194
Actuarial gains	(449)	(82)	(531)
Contributions by plan participants	—	2,920	2,920
Payments	(1,698)	(3,292)	(4,990)
Foreign currency and other adjustments	—	647	647
Balance at February 1, 2020	$51,939	$34,779	$86,718
Service cost	—	3,165	3,165
Interest cost	1,277	32	1,309
Actuarial losses	767	286	1,053
Contributions by plan participants	—	3,863	3,863
Payments	(1,715)	(3,421)	(5,136)
Foreign currency and other adjustments	—	2,757	2,757
Balance at January 30, 2021	$52,268	$41,461	$93,729
The SERP is a non-qualified pension plan and hence the insurance policies are not considered to be plan assets. Accordingly, the table below does not include the insurance policies with cash surrender values of $72.1 million and $67.7 million as of January 30, 2021 and February 1, 2020, respectively. A reconciliation of the changes in plan assets for the Company’s foreign pension plans for fiscal 2021 and fiscal 2020 is as follows (in thousands):

Plan Assets
Balance at February 2, 2019	$25,358
Actual return on plan assets	186
Contributions by employer	3,158
Contributions by plan participants	2,920
Payments	(3,292)
Foreign currency and other adjustments	563
Balance at February 1, 2020	$28,893
Actual return on plan assets	247
Contributions by employer	3,184
Contributions by plan participants	3,863
Payments	(3,421)
Foreign currency and other adjustments	2,249
Balance at January 30, 2021	$35,015
(14) Related Party Transactions
The Company and its subsidiaries periodically enter into transactions with other entities or individuals that are considered related parties, including certain transactions with entities owned by, affiliated with, or for the respective benefit of Paul Marciano, who is an executive and member of the Board of the Company, and Maurice Marciano, who is also a member of the Board, and certain of their children (the “Marciano Entities”).

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Leases
The Company leases warehouse and administrative facilities, including the Company’s corporate headquarters in Los Angeles, California, from partnerships affiliated with the Marciano Entities and certain of their affiliates. There were four of these leases in effect as of January 30, 2021 with expiration or option exercise dates ranging from calendar years 2021 to 2025.
On October 7, 2020, the Company and the related party landlord entered into amendments to the leases for the Company’s corporate headquarters located in Los Angeles, California (the “Corporate Headquarters”) and a parking lot adjacent to the Corporate Headquarters (together, the “Lease Amendments”). The Lease Amendments provide for: (1) a five-year lease renewal term ending September 30. 2025, with an additional five-year renewal option to September 30, 2030 at the Company’s sole discretion; (2) triple net lease terms with an aggregate annual rent in the amount of approximately $7.4 million for the first lease year of the renewal term, subject to an annual 2.5% increase each year thereafter; (3) 100% rent abatement for the first three months of the renewal term for the Corporate Headquarters; and (4) a Company right to reduce the amount of rented space in the Corporate Headquarters by up to approximately 25% (and reduce its rent on a pro-rata basis), subject to certain specified conditions, including a six month notice period and limits on the specific space that may be reduced. All other material terms in the previously existing leases for the corporate Headquarters and the parking lot adjacent to the Corporate Headquarters remain the same.
During the fourth quarter of fiscal 2021, the Company agreed with the related party landlord to receive a two-month rent abatement related to COVID-19 relief on its lease for its warehouse and administrative facilities located in Montreal, Quebec. The monthly lease payment is CAD$49,000 (US$37,000). All other terms of the existing lease remain in full force and effect.
The Company is currently in discussions with the related party landlord for extensions of the lease for the office location in Paris, and in the meantime, this lease is continuing on a month-to-month basis under the existing lease terms.
Aggregate lease costs recorded under these four related party leases for fiscal 2021, fiscal 2020 and fiscal 2019 were $6.3 million, $5.1 million and $5.0 million, respectively. The Company believes that the terms of the related party leases have not been significantly affected by the fact that the Company and the lessors are related. Refer to Note 9 for more information on lease commitments.
Aircraft Arrangements
The Company periodically charters aircraft owned by the Marciano Entities through informal arrangements with the Marciano Entities and independent third-party management companies contracted by such Marciano Entities to manage their aircraft. The total fees paid under these arrangements for fiscal 2021, fiscal 2020 and fiscal 2019 were approximately $2.8 million, $0.4 million and $1.0 million, respectively.
Minority Investment
In September 2020, the Company purchased a 30% interest in a privately-held men’s footwear company (the “Footwear Company”) for approximately $0.9 million. The Company’s ownership in the Footwear Company is treated under the equity method of accounting. Prior to this investment, Marciano Entities held a 45% ownership interest in the Footwear Company. The Footwear Company used approximately $0.4 million of the proceeds from the Company’s investment to repay outstanding member loans previously made by the Marciano Entities. The Marciano Entities then purchased additional units in the Footwear Company from a third-party investor for the same per-unit price paid by the Company for its investment, resulting in the Marciano Entities continuing to own a 45% interest in the Footwear Company following the transactions. The Company has an option to increase its ownership interest in the Footwear Company to 51% beginning in January 2023. In December 2020, the Company provided the Footwear Company with a revolving credit facility for $2.0 million, which provides for an annual interest rate of 2.75% and matures in November 2023. As of January 30, 2021, the Company had a note receivable of $0.2 million included in other assets in its consolidated balance sheet related to outstanding borrowings by the Footwear Company under this revolving credit facility.

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Healthcare Claim Payments
In the fourth quarter of fiscal 2021, the Company discovered that, as part of its self-funded medical insurance program covering employees of all of the Company’s U.S. entities, it had erroneously paid the medical expenses of the employees of certain entities controlled by Paul Marciano and Maurice Marciano (collectively the “Marciano Offices”) from approximately 2000 until October 2020. The incremental cost to the Company arising from paying the medical expenses of the employees of the Marciano Offices for fiscal 2021, fiscal 2020 and fiscal 2019 was approximately $671,000, $700,000 and $425,000, respectively. For the four-year period from fiscal 2015 through fiscal 2018, the aggregate incremental cost was approximately $1.4 million. The Company estimates that the aggregate incremental cost for the 14-year period prior to fiscal 2015 was $2.1 million. The Company believes its estimation method fairly approximates the Company’s incremental cost of paying the medical expenses of the employees of the Marciano Offices for the years 2000 to 2013 in which actual employment and medical expense data for the employees of the Marciano Offices are not available. The Company had expensed all such amounts as part of its periodic recording of related medical claims.
Upon becoming aware of the situation, the Company promptly discontinued covering the costs of the medical expenses of the employees of the Marciano Offices, and Paul Marciano and Maurice Marciano reimbursed the Company $2.7 million: (a) $1.9 million for the medical expenses of the employees of the Marciano Offices in fiscal 2021, fiscal 2020 and fiscal 2019, an amount equal to 100% of the aggregate incremental cost to the Company in those fiscal years plus accrued interest, and (b) $0.8 million for the medical expenses of the employees of the Marciano Offices for prior periods. The Company believes the out of period impacts to expense for the current and prior years were immaterial, and therefore recorded the cumulative correction in the current year. The fact that the Marciano Offices may have realized lower overall expenses in connection with obtaining and administering medical insurance for the employees of the Marciano Offices over the period from 2000 until October 2020 may itself be considered a perquisite inadvertently provided by the Company to Paul Marciano and Maurice Marciano, but there was ultimately no associated incremental cost to the Company for providing that benefit in fiscal 2021, fiscal 2020 and fiscal 2019 because of the Marciano’s reimbursement of the Company of 100% of the aggregate incremental cost to the Company in those fiscal years.
(15) Commitments and Contingencies
Purchase Commitments
Inventory purchase commitments as of January 30, 2021 were $207.8 million. These purchase commitments can be impacted by various factors, including the scheduling of market weeks, the timing of issuing orders, the timing of the shipment of orders and currency fluctuations.
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
Investment Commitments
As of January 30, 2021, the Company had an unfunded commitment to invest €2.3 million ($2.8 million) in a private equity fund. Refer to Note 21 for further information.
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

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
loss or range of loss until developments in the proceedings have provided sufficient information to support an assessment.
The Company has received customs tax assessment notices from the Italian Customs Agency (“ICA”) regarding its customs tax audit of one of the Company’s European subsidiaries for the period from July 2010 through December 2012. Such assessments totaled €9.8 million ($11.9 million), including potential penalties and interest. The Company strongly disagreed with the ICA’s positions and therefore filed appeals with the Milan First Degree Tax Court (“MFDTC”). Those appeals were split into a number of different cases that were then heard by different sections of the MFDTC. The MFDTC ruled in favor of the Company on all of these appeals. The ICA subsequently appealed €9.7 million ($11.8 million) of these favorable MFDTC judgments with the Appeals Court. To date, €8.5 million ($10.3 million) have been decided in favor of the Company and €1.2 million ($1.5 million) have been decided in favor of the ICA. The Company believes that the unfavorable Appeals Court ruling is incorrect and inconsistent with the prior rulings on similar matters by both the MFDTC and other judges within the Appeals Court, and has appealed the decision to the Supreme Court. The ICA has appealed most of the favorable Appeals Court rulings to the Supreme Court. To date, of the cases that have been appealed to the Supreme Court, €0.4 million ($0.5 million) have been decided in favor of the Company based on the merits of the case and €1.1 million ($1.3 million) have been remanded back to the lower court for further consideration. There can be no assurances the Company will be successful in the remaining appeals. It also continues to be possible that the Company will receive similar or even larger assessments for periods subsequent to December 2012 or other claims or charges related to the matter in the future. Although the Company believes that it has a strong position and will continue to vigorously defend this matter, it is unable to predict with certainty whether or not these efforts will ultimately be successful or whether the outcome will have a material impact on the Company’s financial position, results of operations or cash flows.
On January 19, 2021, a former model for the Company filed an action against the Company's Chief Creative Officer and the Company in the California Superior Court in Los Angeles (Jane Doe v. Paul Marciano, et al.). The complaint asserts several claims based on allegations that the former model was treated improperly by Mr. Marciano and retaliated against by the Company. The complaint seeks an unspecified amount of general damages, medical expenses, lost earnings, punitive damages and attorneys’ fees. The case is in its earliest stages. Mr. Marciano and the Company dispute these claims fully and intend to contest them vigorously. In March 2021, the Company received communications from another former model containing similar allegations against Mr. Marciano and the Company, for which no complaint has been filed to date. Mr. Marciano and the Company also dispute these allegations fully. The individual who contacted the Company in March is represented by the same attorney who represents the plaintiff in the January lawsuit.
Redeemable Noncontrolling Interests
The Company is party to a put arrangement with respect to the common securities that represent the remaining noncontrolling interest for its majority-owned subsidiary, Guess Brasil Comércio e Distribuição S.A. (“Guess Brazil”), which was established through a majority-owned joint venture during fiscal 2014. The put arrangement for Guess Brazil, representing 40% of the total outstanding equity interest of that subsidiary, may be exercised at the discretion of the noncontrolling interest holder by providing written notice to the Company every third anniversary beginning in March 2019, subject to certain time restrictions. The redemption value of the Guess Brazil put arrangement is based on a multiple of Guess Brazil’s earnings before interest, taxes, depreciation and amortization subject to certain adjustments and is classified as a redeemable noncontrolling interest outside of permanent equity in the Company’s consolidated balance sheet. The carrying value of the redeemable noncontrolling interest related to Guess Brazil was $0.9 million and $1.2 million as of January 30, 2021 and February 1, 2020, respectively.
The Company is also party to a put arrangement with respect to the common securities that represent the remaining noncontrolling interest for its majority-owned subsidiary, Guess? CIS, LLC (“Guess CIS”), which was established through a majority-owned joint venture during fiscal 2016. The put arrangement for Guess CIS, representing 30% of the total outstanding equity interest of that subsidiary, may be exercised at the discretion of the noncontrolling interest holder by providing written notice to the Company during the period beginning after the fifth anniversary of the agreement through December 31, 2025, or sooner in certain limited circumstances. The

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
redemption value of the Guess CIS put arrangement is based on a multiple of Guess CIS’s earnings before interest, taxes, depreciation and amortization subject to certain adjustments and is classified as a redeemable noncontrolling interest outside of permanent equity in the Company’s consolidated balance sheet. The carrying value of the redeemable noncontrolling interest related to Guess CIS was $3.0 million and $3.5 million as of each of the fiscal years ended January 30, 2021 and February 1, 2020.
A reconciliation of the total carrying amount of redeemable noncontrolling interests for fiscal 2021 and fiscal 2020 is as follows (in thousands):

	Year Ended	Year Ended
	Jan 30, 2021	Feb 1, 2020
Beginning balance	$4,731	$4,853
Foreign currency translation adjustment	(811)	(122)
Ending balance	$3,920	$4,731
(16) Savings Plans
The Company established the Guess?, Inc. Savings Plan (the “Savings Plan”) under Section 401(k) of the Internal Revenue Code. Under the Savings Plan, employees (“associates”) may contribute up to 100% of their compensation per year subject to the elective limits as defined by IRS guidelines and the Company may make matching contributions in amounts not to exceed 3.0% of the associates’ annual compensation. Investment selections consist of mutual funds and do not include any Company common stock. The Company’s contributions to the Savings Plan amounted to $1.4 million, $1.4 million and $1.2 million for fiscal 2021, fiscal 2020 and fiscal 2019, respectively.
Effective January 1, 2006, the Company adopted a Non-Qualified Deferred Compensation Plan (the “DCP”). Under the DCP, select employees who satisfy certain eligibility requirements and members of the Board of Directors may make annual irrevocable elections to defer a portion of their base compensation and/or bonuses. The deferred amounts and earnings thereon are payable to participants at specified future distribution dates, upon termination of employment, retirement, disability, death or change in control of the Company, in a lump sum or installments, pursuant to elections under the rules of the DCP. The participants to the DCP have an unsecured contractual commitment by the Company to pay the amounts due under the DCP. The deferred compensation liability as of January 30, 2021 and February 1, 2020 was $15.6 million and $14.1 million, respectively, and was included in accrued expenses and other long-term liabilities in the Company’s consolidated balance sheets depending on the expected timing of payments. The Company has purchased corporate-owned life insurance, which is held in a rabbi trust, to offset this liability. The assets held in the rabbi trust are not available for general corporate purposes except in the event of bankruptcy of the Company. As of January 30, 2021 and February 1, 2020, the long-term asset was $15.3 million and $14.2 million, respectively. All earnings and expenses of the rabbi trust are reported in the Company’s consolidated statements of income (loss) in other income (expense). For fiscal 2021, fiscal 2020 and fiscal 2019, the Company incurred unrealized gains (losses) of $1.8 million, $1.5 million and $(0.4) million, respectively, related to the change in the value of the insurance policy investments.

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(17) Quarterly Information (Unaudited)
The following is a summary of the unaudited quarterly financial information for fiscal 2021 and fiscal 2020 (in thousands, except per share data):

	Quarterly Periods Ended[1]
Year Ended January 30, 2021	May 2, 2020	Aug 1, 2020	Oct 31, 2020	Jan 30, 2021
Net revenue	$260,251	$398,539	$569,284	$648,455
Gross profit	34,229	147,028	239,520	276,325
Net earnings (loss)	(160,538)	(20,692)	27,554	72,935
Net earnings (loss) attributable to Guess?, Inc.	(157,666)	(20,358)	26,376	70,419
Net earnings (loss) per common share attributable to common stockholders[2,3,4,5,6,7,8]:
Basic	$(2.40)	$(0.31)	$0.41	$1.10
Diluted	$(2.40)	$(0.31)	$0.41	$1.07

	Quarterly Periods Ended[1]
Year Ended February 1, 2020	May 4, 2019	Aug 3, 2019	Nov 2, 2019	Feb 1, 2020
Net revenue	$536,691	$683,220	$615,944	$842,254
Gross profit	181,949	265,666	229,499	338,594
Net earnings (loss)	(20,581)	26,176	13,585	82,049
Net earnings (loss) attributable to Guess?, Inc.	(21,374)	25,322	12,423	79,604
Net earnings (loss) per common share attributable to common stockholders[2,3,4,5,6]:
Basic	$(0.27)	$0.36	$0.19	$1.21
Diluted	$(0.27)	$0.35	$0.18	$1.18
______________________________________________________________________
1All fiscal quarters presented consisted of 13 weeks.
2Per common share amounts for the quarters and full years have been calculated separately. Accordingly, quarterly amounts may not add to the annual amount because of differences in the average common shares outstanding during each period. In addition, holders of the Company’s restricted stock awards are not required to participate in losses of the Company. Therefore, in periods in which the Company reported a net loss, such losses were not allocated to these participating securities, and, as a result, basic and diluted net loss per share were the same in those periods.
3Per common share amounts reflect the net impact of share repurchases, cash interest expense and amortization of debt discount and debt issuance costs related to the $300 million convertible senior notes issued during the first quarter of fiscal 2020. Refer to Note 23 and Note 10 for further information regarding share repurchases and the Company’s convertible senior notes.
4During the first quarter of fiscal 2021, the Company recorded $0.2 million in separation-related charges mainly related to certain cash severance payments, partially offset by adjustments to non-cash stock-based compensation expense related to our former Chief Executive Officer resulting from changes in expected performance conditions of certain previously granted stock awards that were no longer subject to service vesting requirements after his departure. The Company also recorded $2.5 million and $0.7 million in separation-related charges mainly related to headcount reduction in response to the COVID-19 pandemic during the second and third quarters of fiscal 2021, respectively. During the fourth quarter of fiscal 2020, the Company recorded $0.4 million mainly related to non-cash stock-based compensation expense resulting from changes in expected performance conditions of certain previously granted stock awards that were no longer subject to service vesting requirements after the former CEO’s departure.
5The Company recorded certain professional service, legal costs and related net credits of $0.3 million, $(0.2) million, $(0.2) million, and $(0.5) million during the first, second, third and fourth quarters of 2021, respectively. The Company recorded $0.3 million, $0.4 million, $(1.4) million, and $(0.1) million of certain professional service and legal costs and related costs during the first, second, third and fourth quarters of fiscal 2020, respectively.

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
6The Company recorded asset impairment charges of $53.0 million, $12.0 million, $10.3 million, and $5.2 million during the first, second, third and fourth quarters of fiscal 2021, respectively. The asset impairment charges related primarily to impairment of operating lease right-of-use assets and impairment of property and equipment related to certain retail locations resulting from lower revenue and future cash flow projections from the ongoing effects of the COVID-19 pandemic. The Company also recorded asset impairment charges of $1.8 million, $1.5 million, $1.8 million, and $4.9 million during the first, second, third and fourth quarters of fiscal 2020, respectively. The asset impairment charges related primarily to impairment of certain retail locations resulting from under-performance and expected store closures. During the fourth quarter of fiscal 2020, asset impairment charges also included impairment charges related to goodwill associated with the Company’s China retail reporting unit and impairment charges related to certain operating lease right-of-use assets. Refer to Note 5, Note 6 and Note 9 for further information.
7The Company recorded net gains (losses) on lease modifications of $(0.5) million, $0.9 million and $2.4 million during the first, second and fourth quarters of fiscal 2021, respectively. There were no net gains (losses) on lease modifications in fiscal 2020. Refer to Note 1 for further information regarding net gains (losses) on lease modifications.
8During fiscal 2021, the Company recorded discrete tax adjustments related primarily to the negative impact from cumulative valuation allowances, partially offset by tax benefits from a tax rate change due to net operating loss carryback. The Company recognized an increase (decrease) in valuation allowances of $3.7 million, $1.2 million and $(0.7) million resulting from jurisdictions where there have been cumulative net operating losses, limiting the Company’s ability to consider other subjective evidence to continue to recognize the existing deferred tax assets during the first, third and fourth quarters of fiscal 2021, respectively. This was partially offset by tax benefits (expenses) of approximately $11.8 million, $(7.9) million, $0.7 million and $(3.8) million recorded during the first, second, third and fourth quarters of fiscal 2021 respectively, resulting from a tax rate change related to the ability to carryback net operating losses to tax years with a higher federal corporate tax rate as allowed under the CARES Act enacted in March 2020.
(18) Segment Information
The Company’s reportable business segments and respective accounting policies of the segments are the same as those described in Note 1. Management evaluates segment performance based primarily on revenues and earnings (loss) from operations before corporate performance-based compensation costs, asset impairment charges, net gains (losses) from lease modifications, restructuring charges and certain non-recurring credits (charges), if any. Corporate overhead, asset impairment charges, net gains (losses) from lease modifications, interest income, interest expense and other income (expense) are evaluated on a consolidated basis and not allocated to the Company’s business segments. The Company does not evaluate performance or allocate resources based on segment asset data, and therefore total segment assets are not presented.

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Segment information is summarized as follows (in thousands):

	Year Ended	Year Ended	Year Ended
	Jan 30, 2021[1]	Feb 1, 2020[1]	Feb 2, 2019[1]
Net revenue:
Americas Retail	$510,806	$811,547	$824,674
Americas Wholesale	117,607	186,389	170,812
Europe	941,546	1,248,114	1,142,768
Asia[2]	232,574	346,212	388,246
Licensing	73,996	85,847	83,194
Total net revenue	$1,876,529	$2,678,109	$2,609,694
Earnings (loss) from operations:
Americas Retail	$(15,776)	$22,279	$27,532
Americas Wholesale	19,912	35,674	29,935
Europe	66,790	134,078	58,298
Asia[2]	(20,758)	(8,894)	12,365
Licensing	67,938	74,459	72,986
Total segment earnings from operations	118,106	257,596	201,116
Corporate overhead	(100,962)	(106,948)	(96,805)
European Commission fine[3]	—	—	(45,637)
Asset impairment charges[4]	(80,442)	(9,977)	(6,939)
Net gains on lease modifications[5]	2,801	—	477
Total earnings (loss) from operations	$(60,497)	$140,671	$52,212
Capital expenditures:
Americas Retail	$3,052	$19,411	$19,614
Americas Wholesale	53	980	376
Europe	12,631	33,036	56,792
Asia	1,915	6,782	23,458
Corporate overhead	1,225	1,659	7,877
Total capital expenditures	$18,876	$61,868	$108,117
______________________________________________________________________
1The Company operates on a 52-week fiscal year calendar, which ends on the Saturday nearest to January 31 of each year.
2Within Asia, the Company recorded a loss from operations in China during fiscal year 2021, which included approximately $12 million for inventory obsolescence, as well as additional reserves for returns and markdowns, primarily due to the COVID-19 pandemic.
3During fiscal 2019, the Company recognized a charge of €39.8 million ($45.6 million) for a fine imposed by the European Commission related to alleged violations of European Union competition rules by the Company. The Company paid the full amount of the fine during the first quarter of fiscal 2020.
4During fiscal 2021, the Company recognized asset impairment charges related primarily to the impairment of certain operating lease ROU assets and impairment of property and equipment related to certain retail stores resulting from lower revenue and future cash flow projections from the ongoing effects of the COVID-19 pandemic. During fiscal 2020 and fiscal 2019, the Company recognized asset impairment charges related primarily to impairment of property and equipment related to certain retail locations resulting from under-performance and expected store closures. Refer to Note 5 and Note 9 for further information.
5During fiscal 2021 and fiscal 2019, the Company recorded net gains on lease modifications related primarily to the early termination of certain lease agreements. Refer to Note 1 for more information regarding the net gains on lease modifications.

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The table below presents information regarding geographic areas in which the Company operated. Net revenue is classified primarily based on the country where the Company’s customer is located (in thousands):

	Year Ended	Year Ended	Year Ended
	Jan 30, 2021	Feb 1, 2020	Feb 2, 2019
Net product sales:
U.S.	$461,555	$725,938	$722,794
Italy	182,115	298,124	304,435
Germany	138,762	126,740	98,532
South Korea	120,703	144,955	162,943
Canada	104,432	180,947	187,367
France	97,319	129,505	135,060
Spain	97,032	152,782	145,819
Other foreign countries	600,615	833,271	769,550
Total product sales	1,802,533	2,592,262	2,526,500
Net royalties	73,996	85,847	83,194
Net revenue	$1,876,529	$2,678,109	$2,609,694
The Company’s long-lived assets by geographic location are as follows:

	Jan 30, 2021	Feb 1, 2020
Long-lived assets:
U.S.	$312,346	$352,203
Italy	114,021	103,594
Germany	29,112	33,781
South Korea	10,491	8,597
Canada	30,024	43,258
France	31,348	40,869
Spain	125,655	124,810
Other foreign countries	377,819	475,587
Total long-lived assets	$1,030,816	$1,182,699

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(19) Earnings (Loss) Per Share
The computation of basic and diluted net earnings (loss) per common share attributable to common stockholders is as follows (in thousands, except per share data):

	Year Ended	Year Ended	Year Ended
	Jan 30, 2021	Feb 1, 2020	Feb 2, 2019
Net earnings (loss) attributable to Guess?, Inc.	$(81,229)	$95,975	$14,099
Less net earnings attributable to nonvested restricted stockholders	181	850	756
Net earnings (loss) attributable to common stockholders	$(81,410)	$95,125	$13,343

Weighted average common shares used in basic computations	64,179	70,461	80,146
Effect of dilutive securities:
Stock options and restricted stock units[1]	—	1,208	1,443
Weighted average common shares used in diluted computations	64,179	71,669	81,589
Net earnings (loss) per common share attributable to common stockholders:
Basic	$(1.27)	$1.35	$0.17
Diluted	$(1.27)	$1.33	$0.16
______________________________________________________________________
1For fiscal 2021, there were 867,704 potentially dilutive shares that were not included in the computation of diluted weighted average common shares and common equivalent shares outstanding because their effect would have been antidilutive given the Company’s net loss.
For fiscal 2021, fiscal 2020 and fiscal 2019, equity awards granted for 2,870,479, 2,911,685 and 1,526,717, respectively, of the Company’s common shares were outstanding but were excluded from the computation of diluted weighted average common shares and common equivalent shares outstanding because the assumed proceeds, as calculated under the treasury stock method, resulted in these awards being antidilutive. The Company excluded 240,143 and 928,026 nonvested stock units which were subject to the achievement of performance-based or market-based vesting conditions from the computation of diluted weighted average common shares and common equivalent shares outstanding because these conditions were not achieved as of February 1, 2020 and February 2, 2019, respectively. There were no nonvested stock units subject to the achievement of performance-based or market-based vesting conditions that were excluded from the computation of diluted weighted average common shares and common equivalent shares outstanding as the respective conditions were achieved as of January 30, 2021.
The conversion spread on the Company’s convertible senior notes will have a dilutive impact on diluted earnings per share when the average market price of the Company’s common stock for a given period exceeds the conversion price of $25.78 per share of common stock. For fiscal 2021, the convertible senior notes have been excluded from the computation of diluted earnings per share as the effect would be antidilutive since the conversion price of the convertible senior notes exceeded the average market price of the Company’s common stock. Warrants to purchase 11.6 million shares of the Company’s common shares at $46.88 per share were outstanding as of January 30, 2021 but were excluded from the computation of diluted earnings per share since the warrants’ strike price was greater than the average market price of the Company’s common stock during the period. See Note 10 for more information regarding the Company’s convertible senior notes.
(20) Share-Based Compensation
Share-Based Compensation Plans
The Company has four share-based compensation plans. The Guess?, Inc. 2004 Equity Incentive Plan (the “Plan”) provides that the Board of Directors may grant stock options and other equity awards to officers, key

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
employees and certain consultants and advisors to the Company or any of its subsidiaries. Effective May 19, 2017, the Plan was amended to increase the authorized issuance of shares from 15,000,000 shares of common stock to 29,100,000 shares of common stock. In addition, the amendment provided that awards granted on or after May 1, 2017 (other than stock options or stock appreciation rights) would be counted against the number of shares available to be issued under the Plan as 3.54 shares for every one share actually issued. The amendment also extended the term through May 19, 2027 and extended the Company’s ability to grant certain performance-based awards under the Plan through the first annual meeting of the Company’s shareholders in calendar 2022. As of January 30, 2021 and February 1, 2020, there were 6,033,221 and 12,595,751 shares available for grant under the Plan, respectively. Stock options granted under the Plan have ten-year terms and typically vest and become fully exercisable in increments of one-fourth of the shares granted on each anniversary from the date of grant. Stock awards/units granted under the Plan typically vest in increments of one-fourth of the shares granted on each anniversary from the date of grant. The three most recent annual grants for stock options and other equity awards had initial vesting periods of nine months followed by three annual vesting periods.
The Guess?, Inc. Employee Stock Purchase Plan (“ESPP”) allows qualified employees to participate in the purchase of designated shares of the Company’s common stock at a price equal to 85% of the lower of the closing price at the beginning or end of each quarterly stock purchase period.
The Guess?, Inc. 2006 Non-Employee Directors’ Stock Grant and Stock Option Plan (the “Director Plan”) provides for the grant of equity awards to non-employee directors. Effective May 20, 2016, the Director Plan was amended to extend the term through June 30, 2026, reduce the authorized issuance of shares from 2,000,000 shares of common stock to 1,850,000 shares of common stock and allow more flexibility to structure compensation arrangements for the Company’s non-employee directors. All other remaining provisions under the Director Plan remained in full force and effect. As of January 30, 2021 and February 1, 2020, there were 299,807 and 357,404 shares available for grant under this plan, respectively.
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

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
Contingently Returnable Restricted Stock Awards
In connection with a new employment agreement entered into between the Company and Mr. Alberini (the “Alberini Employment Agreement”), who became the Company’s Chief Executive Officer on February 20, 2019, the Company granted 150,000 restricted stock units that vested immediately but were considered contingently returnable as a result of a one-year implied service condition set forth in the Alberini Employment Agreement. This service condition was satisfied during fiscal 2021.
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
On February 20, 2019, the Company granted 600,000 stock options and 250,000 nonvested stock units which were subject to the achievement of certain performance-based vesting conditions to Mr. Alberini in connection with the Alberini Employment Agreement.
Share-Based Compensation Expense
Compensation expense for nonvested stock options and stock awards/units that are not subject to performance-based vesting conditions is recognized on a straight-line basis over the vesting period. Compensation expense for performance-based awards that vest in increments is recognized based on an accelerated attribution method. The Company has elected to account for forfeitures as they occur.
The following table summarizes the share-based compensation expense recognized under all of the Company’s stock plans during fiscal 2021, fiscal 2020 and fiscal 2019 (in thousands):

	Year Ended	Year Ended	Year Ended
	Jan 30, 2021	Feb 1, 2020	Feb 2, 2019
Stock options	$3,430	$2,811	$2,563
Stock awards/units	15,110	21,250	17,187
ESPP	290	229	223
Total share-based compensation expense	$18,830	$24,290	$19,973

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Stock options
The following table summarizes the stock option activity under all of the Company’s stock plans during fiscal 2021:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($000’s)
Options outstanding at February 1, 2020	3,544,087	$20.10
Granted	822,057	$8.79
Exercised	(448,439)	$13.74
Forfeited	(273,625)	$16.20
Expired	(138,850)	$43.50
Options outstanding at January 30, 2021	3,505,230	$17.64	6.96	$23,927

Exercisable at January 30, 2021	1,517,323	$22.31	4.67	$5,758
The fair value of each stock option was estimated on the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants during fiscal 2021, fiscal 2020 and fiscal 2019:

	Year Ended	Year Ended	Year Ended
Valuation Assumptions	Jan 30, 2021	Feb 1, 2020	Feb 2, 2019
Risk-free interest rate	0.3%	2.3%	2.3%
Expected stock price volatility	91.6%	48.9%	46.1%
Expected dividend yield	5.1%	3.4%	4.3%
Expected life of stock options	4.3 years	4.4 years	4.4 years
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
The weighted average grant date fair value of options granted was $4.41, $5.50 and $5.89 during fiscal 2021, fiscal 2020 and fiscal 2019, respectively. The total intrinsic value of stock options exercised was $4.0 million, $2.9 million and $3.4 million during fiscal 2021, fiscal 2020 and fiscal 2019, respectively. The intrinsic value of stock options is defined as the difference between the Company’s stock price on the exercise date and the grant date exercise price. The total cash received from option exercises was $6.2 million, $6.6 million and $8.9 million during fiscal 2021, fiscal 2020 and fiscal 2019, respectively.
The compensation expense included in SG&A expense recognized was $3.4 million before the recognized income tax benefit of $0.6 million during fiscal 2021. As of January 30, 2021, there was approximately $8.0 million of unrecognized compensation cost related to nonvested stock options. This cost is expected to be recognized over a weighted average period of 1.6 years. The excess tax windfall included in cash flows from operating activities related to stock option activity was $0.4 million for fiscal 2021.

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Stock awards/units
The following table summarizes the nonvested stock awards/units activity under all of the Company’s stock plans during fiscal 2021:

	Number of Awards/Units	Weighted Average Grant Date Fair Value
Nonvested at February 1, 2020	2,097,253	$16.68
Granted	2,567,670	$8.65
Vested	(2,036,020)	$11.22
Forfeited	(450,213)	$12.61
Nonvested at January 30, 2021	2,178,690	$13.16
The following table summarizes the activity for nonvested performance-based units and nonvested market-based units included in the table above during fiscal 2021:

	Performance-Based Units		Market-Based Units
	Number of Units	Weighted Average Grant Date Fair Value	Number of Units	Weighted Average Grant Date Fair Value
Nonvested at February 1, 2020	1,140,023	$16.66	288,202	$13.43
Granted[1]	310,881	$9.65	526,711	$7.20
Vested[1]	(419,095)	$14.84	(305,901)	$10.62
Forfeited	(262,177)	$12.74	—	$—
Nonvested at January 30, 2021	769,632	$16.15	509,012	$8.67
______________________________________________________________________
1Amounts include, as a result of the achievement of certain market-based vesting conditions, 101,566 shares that vested in addition to the original target number of shares granted in fiscal 2018.
The fair value of each market-based nonvested stock unit was estimated on the grant date using the Monte Carlo simulation. There were no new market-based nonvested stock units granted during fiscal 2020. The following assumptions were used for the grants during fiscal 2021 and fiscal 2019:

	Year Ended	Year Ended
Valuation Assumptions	Jan 30, 2021	Feb 2, 2019
Risk-free interest rate	0.2%	2.6%
Expected stock price volatility	62.8%	42.1%
Expected dividend yield	—%	—%
Expected life of market-based awards	2.6 years	2.6 years
The weighted average grant date fair value for the total nonvested stock awards/units granted was $8.65, $19.14 and $20.81 during fiscal 2021, fiscal 2020 and fiscal 2019, respectively. The total fair value at grant date of previously nonvested stock awards/units that were vested during fiscal 2021, fiscal 2020 and fiscal 2019 was $22.9 million, $16.6 million and $10.9 million, respectively. During fiscal 2021, fiscal 2020 and fiscal 2019, the total intrinsic value of nonvested stock awards/units that vested was $22.1 million, $16.8 million and $14.6 million, respectively. The total intrinsic value of nonvested stock awards/units outstanding and unvested as of January 30, 2021 was $50.6 million.
The compensation expense included in SG&A expense recognized during fiscal 2021 was $15.1 million before the recognized income tax benefit of $2.8 million. As of January 30, 2021, there was approximately $15.1 million of total unrecognized compensation cost related to nonvested stock awards/units. This cost is expected to be recognized over a weighted average period of 1.7 years. The excess tax windfall of $1.2 million related to stock award/unit activity was included in cash flows from operating activities for fiscal 2021.

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
During fiscal 2021, fiscal 2020 and fiscal 2019, 86,780 shares, 53,424 shares and 43,737 shares of the Company’s common stock were issued pursuant to the ESPP at an average price of $11.82, $14.65 and $16.88 per share, respectively.
The fair value of stock compensation expense associated with the Company’s ESPP was estimated on the date of grant using the Black-Scholes option-pricing valuation model with the following weighted average assumptions used for grants during fiscal 2021, fiscal 2020 and fiscal 2019.

	Year Ended	Year Ended	Year Ended
Valuation Assumptions	Jan 30, 2021	Feb 1, 2020	Feb 2, 2019
Risk-free interest rate	0.1%	2.0%	2.0%
Expected stock price volatility	145.9%	51.7%	59.1%
Expected dividend yield	1.4%	3.4%	4.6%
Expected life of ESPP options	3 months	3 months	3 months
The weighted average grant date fair value of ESPP options granted during fiscal 2021, fiscal 2020 and fiscal 2019 was $3.32, $4.29 and $5.17, respectively.
(21) Fair Value Measurements
Authoritative guidance defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The guidance establishes a fair value hierarchy, which prioritizes the inputs used in measuring fair value into three broad levels as follows:
•Level 1—Inputs are unadjusted quoted prices in active markets for identical assets or liabilities that can be accessed at the measurement date.
•Level 2—Inputs include quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (i.e. interest rates, yield curves, etc.) and inputs that are derived principally from or corroborated by observable market data by correlation or other means (market corroborated inputs).
•Level 3—Unobservable inputs that reflect assumptions about what market participants would use in pricing the asset or liability. These inputs would be based on the best information available, including the Company’s own data.

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of January 30, 2021 and February 1, 2020 (in thousands):

	Fair Value Measurements at Jan 30, 2021				Fair Value Measurements at Feb 1, 2020
Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Foreign exchange currency contracts	$—	$—	$—	$—	$—	$4,854	$—	$4,854
Total	$—	$—	$—	$—	$—	$4,854	$—	$4,854
Liabilities:
Foreign exchange currency contracts	$—	$4,481	$—	$4,481	$—	$—	$—	$—
Interest rate swap	—	999	—	999	—	348	—	348
Deferred compensation obligations	—	15,612	—	15,612	—	14,091	—	14,091
Total	$—	$21,092	$—	$21,092	$—	$14,439	$—	$14,439
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
The Company included €2.4 million ($3.0 million) and €1.2 million ($1.3 million) in other assets in the Company’s consolidated balance sheets related to its investment in a private equity fund for the periods ended January 30, 2021 and February 1, 2020, respectively. As permitted in accordance with authoritative guidance, the Company uses net asset value per share as a practical expedient to measure the fair value of this investment and has not included this investment in the fair value hierarchy as disclosed above. During fiscal 2021, the Company funded contributions of €1.3 million ($1.6 million) in this investment. During the year ended January 30, 2021, the Company recorded minimal unrealized losses in other income (expense) as a result of changes in the value of the private equity investment. During the year ended February 1, 2020, the Company recorded unrealized losses of €0.1 million ($0.1 million) in other income (expense) as a result of changes in the value of the private equity investment. As of January 30, 2021, the Company had an unfunded commitment to invest an additional €2.3 million ($2.8 million) in the private equity fund.
The fair values of the Company’s debt instruments (see Note 8) are based on the amount of future cash flows associated with each instrument discounted using the Company’s incremental borrowing rate. As of January 30, 2021 and February 1, 2020, the carrying value of all financial instruments was not materially different from fair value, as the interest rates on the Company’s debt approximated rates currently available to the Company. The fair value of the Company’s convertible senior notes (see Note 10) is determined based on inputs that are observable in the market and have been classified as Level 2 in the fair value hierarchy.
The carrying amount of the Company’s remaining financial instruments, which principally include cash and cash equivalents, trade receivables, accounts payable and accrued expenses, approximates fair value due to the relatively short maturity of such instruments.

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
The impact of the credit risk of the counterparties to the derivative contracts is considered in determining the fair value of the foreign exchange currency contracts and interest rate swap agreements. As of January 30, 2021, credit risk has not had a significant effect on the fair value of the Company’s foreign exchange currency contracts and interest rate swap agreements.
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

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
Summary of Derivative Instruments
The fair value of derivative instruments in the consolidated balance sheets as of January 30, 2021 and February 1, 2020 is as follows (in thousands):

	Fair Value at Jan 30, 2021	Fair Value at Feb 1, 2020	Derivative Balance Sheet Location
ASSETS:
Derivatives designated as hedging instruments:
Cash flow hedges:
Foreign exchange currency contracts	$—	$3,987	Other current assets/Other assets
Derivatives not designated as hedging instruments:
Foreign exchange currency contracts	—	867	Other current assets/Other assets
Total	$—	$4,854
LIABILITIES:
Derivatives designated as hedging instruments:
Cash flow hedges:
Foreign exchange currency contracts	$3,326	$—	Accrued expenses/Other long-term liabilities
Interest rate swaps	999	348	Other long-term liabilities
Total derivatives designated as hedging instruments	4,325	348
Derivatives not designated as hedging instruments:
Foreign exchange currency contracts	1,155	—	Accrued expenses
Total	$5,480	$348
Derivatives Designated as Hedging Instruments
Foreign Exchange Currency Contracts Designated as Cash Flow Hedges
During fiscal 2021, the Company purchased U.S. dollar forward contracts in Europe totaling US$115.0 million that were designated as cash flow hedges. As of January 30, 2021, the Company had forward contracts outstanding for its European operations of US$100.0 million to hedge forecasted merchandise purchases, which are expected to mature over the next 13 months.

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
As of January 30, 2021, accumulated other comprehensive income (loss) related to foreign exchange currency contracts included a net unrealized loss of approximately $4.1 million, net of tax, of which $3.3 million will be recognized in cost of product sales over the following 12 months, at the then current values on a pre-tax basis, which can be different than the current year-end values.
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
As of January 30, 2021, accumulated other comprehensive income (loss) related to the interest rate swap agreement included a net unrealized loss of approximately $0.8 million, net of tax, which will be recognized in interest expense after the following 12 months, at the then current values on a pre-tax basis, which can be different than the current year-end values.
The following table summarizes the gains (losses) before taxes recognized on the derivative instruments designated as cash flow hedges in OCI and net earnings (loss) for fiscal 2021, fiscal 2020 and fiscal 2019 (in thousands):

	Year Ended January 30, 2021
	Loss Recognized in OCI[1]	Gain (Loss) Reclassified from Accumulated OCI into Loss	Location of Gain (Loss) Reclassified from Accumulated OCI into Loss[1]
Derivatives designated as cash flow hedges:
Foreign exchange currency contracts	$(5,614)	$6,298	Cost of product sales
Interest rate swap	(832)	(181)	Interest expense

	Year Ended February 1, 2020
	Gain (Loss) Recognized in OCI[1]	Gain Reclassified from Accumulated OCI into Earnings	Location of Gain Reclassified from Accumulated OCI into Earnings[1]
Derivatives designated as cash flow hedges:
Foreign exchange currency contracts	$10,557	$7,776	Cost of product sales
Interest rate swap	(1,253)	128	Interest expense

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year Ended February 2, 2019
	Gain (Loss) Recognized in OCI[1]	Gain (Loss) Reclassified from Accumulated OCI into Loss	Location of Gain (Loss) Reclassified from Accumulated OCI into Loss[1]
Derivatives designated as cash flow hedges:
Foreign exchange currency contracts	$12,973	$(7,020)	Cost of product sales
Foreign exchange currency contracts	2	(201)	Other income (expense)
Interest rate swap	(324)	103	Interest expense
______________________________________________________________________
1During the first quarter of fiscal 2020, the Company adopted new authoritative guidance which eliminated the requirement to separately measure and report ineffectiveness for instruments that qualify for hedge accounting and generally requires that the entire change in the fair value of such instruments ultimately be presented in the same line as the respective hedge item. As a result, there is no interest component recognized for the ineffective portion of instruments that qualify for hedge accounting, but rather all changes in the fair value of such instruments are included in other comprehensive income (loss). Upon adoption of this guidance, the Company reclassified $2.0 million in gains from retained earnings to accumulated other comprehensive loss related to the previously recorded interest component on outstanding instruments that qualified for hedge accounting. The Company recognized gains of $3.5 million resulting from the ineffective portion related to foreign exchange currency contracts in interest income during fiscal 2019. There was no ineffectiveness recognized related to the interest rate swap during fiscal 2021, fiscal 2020 or fiscal 2019.
The following table summarizes net after-tax derivative activity recorded in accumulated other comprehensive income (loss) (in thousands):

	Year Ended Jan 30, 2021	Year Ended Feb 1, 2020
Beginning balance gain	$6,300	$2,999
Cumulative adjustment from adoption of new accounting guidance[1]	—	1,981
Net gains (losses) from changes in cash flow hedges	(5,709)	8,316
Net gains reclassified to earnings (loss)	(5,467)	(6,996)
Ending balance gain (loss)	$(4,876)	$6,300
______________________________________________________________________
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
Foreign Exchange Currency Contracts Not Designated as Hedging Instruments
As of January 30, 2021, the Company had euro foreign exchange currency contracts to purchase US$19.0 million expected to mature over the next four months.
The following table summarizes the gains (losses) before taxes recognized on the derivative instruments not designated as hedging instruments in other income (expense) for fiscal 2021, fiscal 2020 and fiscal 2019 (in thousands):

	Location of Gain (Loss) Recognized in Earnings (Loss)	Gain (Loss) Recognized in Earnings (Loss)
		Year Ended Jan 30, 2021	Year Ended Feb 1, 2020	Year Ended Feb 2, 2019
Derivatives not designated as hedging instruments:
Foreign exchange currency contracts	Other income (expense)	$(5,117)	$1,254	$6,785
At February 1, 2020, the Company had euro foreign exchange currency contracts to purchase US$46.1 million.

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(23) Share Repurchase Program
On June 26, 2012, the Company’s Board of Directors authorized a program to repurchase, from time-to-time and as market and business conditions warrant, up to $500 million of the Company’s common stock. Repurchases under the program may be made on the open market or in privately negotiated transactions, pursuant to Rule 10b5-1 trading plans or other available means. There is no minimum or maximum number of shares to be repurchased under the program, which may be discontinued at any time, without prior notice. During fiscal 2021, the Company repurchased 4,000,000 shares under the program at an aggregate cost of $38.9 million. During fiscal 2020, the Company repurchased 16,739,740 shares under the program at an aggregate cost of $288.1 million, which is inclusive of the shares repurchased under the accelerated share repurchase agreement (“ASR Contract”) as described below. During fiscal 2019, the Company repurchased 1,118,808 shares at an aggregate cost of $17.6 million. As of January 30, 2021, the Company had remaining authority under the program to purchase $47.8 million of its common stock.
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
(24) Subsequent Events
Dividends
On March 31, 2021, the Company announced a regular quarterly cash dividend of $0.1125 per share on the Company’s common stock. The cash dividend will be paid on April 30, 2021 to shareholders of record as of the close of business on April 14, 2021.

SCHEDULE II
GUESS?, INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
Years Ended January 30, 2021, February 1, 2020 and February 2, 2019
(in thousands)

	Balance at Beginning of Period	Costs Charged to Expenses	Deductions and Write-offs	Balance at End of Period
Description
As of January 30, 2021
Allowance for doubtful accounts	$8,431	$6,033	$(264)	$14,200
Allowance for markdowns	12,562	25,942	(22,259)	16,245
Allowance for sales returns	33,178	104,560	(110,545)	27,193
Allowance for deferred tax asset valuation	30,760	23,371	—	54,131
Total	$84,931	$159,906	$(133,068)	$111,769
As of February 1, 2020
Allowance for doubtful accounts	$8,540	$3,712	$(3,821)	$8,431
Allowance for markdowns	12,121	36,979	(36,538)	12,562
Allowance for sales returns	33,217	104,801	(104,840)	33,178
Allowance for deferred tax asset valuation	32,810	738	(2,788)	30,760
Total	$86,688	$146,230	$(147,987)	$84,931
As of February 2, 2019
Allowance for doubtful accounts	$13,478	$2,661	$(7,599)	$8,540
Allowance for markdowns	10,777	56,697	(55,353)	12,121
Allowance for sales returns	27,881	62,293	(56,957)	33,217
Allowance for deferred tax asset valuation	32,601	4,185	(3,976)	32,810
Total	$84,737	$125,836	$(123,885)	$86,688

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Guess?, Inc.
By:	/s/ CARLOS ALBERINI
Carlos Alberini Chief Executive Officer
Date:	April 9, 2021
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ CARLOS ALBERINI	Chief Executive Officer and Director (Principal Executive Officer)	April 9, 2021
Carlos Alberini

/s/ KATHRYN ANDERSON	Chief Financial Officer (Principal Financial Officer and Chief Accounting Officer)	April 9, 2021
Kathryn Anderson

/s/ PAUL MARCIANO	Chief Creative Officer and Director	April 9, 2021
Paul Marciano

/s/ ALEX YEMENIDJIAN	Chairman of the Board and Director	April 9, 2021
Alex Yemenidjian

/s/ GIANLUCA BOLLA	Director	April 9, 2021
Gianluca Bolla

/s/ ANTHONY CHIDONI	Director	April 9, 2021
Anthony Chidoni

/s/ LAURIE ANN GOLDMAN	Director	April 9, 2021
Laurie Ann Goldman

/s/ CYNTHIA LIVINGSTON	Director	April 9, 2021
Cynthia Livingston

/s/ DEBORAH WEINSWIG	Director	April 9, 2021
Deborah Weinswig