Form 10-Q
period 2021-05-01
GUESS INC
filed 2021-06-04
CIK 912463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended May 1, 2021
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
As of May 28, 2021, the registrant had 64,923,786 shares of Common Stock, $.01 par value per share, outstanding.

GUESS?, INC.
FORM 10-Q
i

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements.

GUESS?, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	May 1, 2021	Jan 30, 2021
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$395,128	$469,110
Accounts receivable, net	306,297	314,147
Inventories	404,851	389,144
Other current assets	67,907	60,123
Total current assets	1,174,183	1,232,524
Property and equipment, net	211,354	216,196
Goodwill	36,516	36,736
Deferred tax assets	71,979	72,417
Restricted cash	233	235
Operating lease right-of-use assets	738,544	764,804
Other assets	145,200	142,956
	$2,378,009	$2,465,868
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of borrowings and finance lease obligations	$17,917	$38,710
Accounts payable	257,926	300,427
Accrued expenses and other current liabilities	176,156	200,602
Current portion of operating lease liabilities	224,676	222,800
Total current liabilities	676,675	762,539
Convertible senior notes, net	261,609	258,614
Long-term debt and finance lease obligations	86,724	68,554
Long-term operating lease liabilities	632,574	662,657
Other long-term liabilities	139,285	144,004
	1,796,867	1,896,368
Redeemable noncontrolling interests	3,949	3,920

Commitments and contingencies (Note 13)

Stockholders’ equity:
Preferred stock, $.01 par value. Authorized 10,000,000 shares; no shares issued and outstanding	—	—
Common stock, $.01 par value. Authorized 150,000,000 shares; issued 142,792,840 and 142,793,679 shares, outstanding 64,932,613 and 64,230,162 shares, as of May 1, 2021 and January 30, 2021, respectively	649	642
Paid-in capital	550,831	553,111
Retained earnings	1,039,581	1,034,823
Accumulated other comprehensive loss	(120,902)	(120,675)
Treasury stock, 77,860,227 and 78,563,517 shares as of May 1, 2021 and January 30, 2021, respectively	(915,964)	(924,238)
Guess?, Inc. stockholders’ equity	554,195	543,663
Nonredeemable noncontrolling interests	22,998	21,917
Total stockholders’ equity	577,193	565,580
	$2,378,009	$2,465,868

See accompanying notes to condensed consolidated financial statements.

GUESS?, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(in thousands, except per share data)
(unaudited)

	Three Months Ended
	May 1, 2021	May 2, 2020
Product sales	$498,477	$247,317
Net royalties	21,525	12,934
Net revenue	520,002	260,251
Cost of product sales	308,444	226,022
Gross profit	211,558	34,229
Selling, general and administrative expenses	186,684	143,288
Asset impairment charges	441	52,972
Net (gains) losses on lease modifications	(2,145)	456
Earnings (loss) from operations	26,578	(162,487)
Other income (expense):
Interest expense	(5,926)	(5,462)
Interest income	374	610
Other expense, net	(2,701)	(19,580)
	(8,253)	(24,432)

Earnings (loss) before income tax expense (benefit)	18,325	(186,919)
Income tax expense (benefit)	5,455	(26,381)
Net earnings (loss)	12,870	(160,538)
Net earnings (loss) attributable to noncontrolling interests	864	(2,872)
Net earnings (loss) attributable to Guess?, Inc.	$12,006	$(157,666)

Net earnings (loss) per common share attributable to common stockholders (Note 3):
Basic	$0.19	$(2.40)
Diluted	$0.18	$(2.40)

Weighted average common shares outstanding attributable to common stockholders (Note 3):
Basic	64,035	65,715
Diluted	65,940	65,715

See accompanying notes to condensed consolidated financial statements.

GUESS?, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)

	Three Months Ended
	May 1, 2021	May 2, 2020
Net earnings (loss)	$12,870	$(160,538)
Other comprehensive income (loss) (“OCI”):
Foreign currency translation adjustment
Losses arising during the period	(2,216)	(18,499)
Derivative financial instruments designated as cash flow hedges
Gains arising during the period	1,781	3,536
Less income tax effect	(228)	(356)
Reclassification to net earnings (loss) for (gains) losses realized	398	(1,988)
Less income tax effect	62	219
Defined benefit plans
Foreign currency and other adjustments	129	—
Less income tax effect	(13)	(1)
Net actuarial loss amortization	105	96
Prior service credit amortization	(17)	(16)
Less income tax effect	(11)	(9)
Total comprehensive income (loss)	12,860	(177,556)
Less comprehensive income (loss) attributable to noncontrolling interests:
Net earnings (loss)	864	(2,872)
Foreign currency translation adjustment	217	(3,626)
Amounts attributable to noncontrolling interests	1,081	(6,498)
Comprehensive income (loss) attributable to Guess?, Inc.	$11,779	$(171,058)

See accompanying notes to condensed consolidated financial statements.

GUESS?, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended
	May 1, 2021	May 2, 2020
Cash flows from operating activities:
Net earnings (loss)	$12,870	$(160,538)
Adjustments to reconcile net earnings (loss) to net cash used in operating activities:
Depreciation and amortization	14,188	17,024
Amortization of debt discount	2,781	2,599
Amortization of debt issuance costs	362	307
Share-based compensation expense	4,060	5,786
Forward contract gains	(101)	(1,102)
Net loss from impairment and disposition of long-term assets	1,011	53,483
Other items, net	2,315	9,951
Changes in operating assets and liabilities:
Accounts receivable	4,373	84,667
Inventories	(9,574)	(7,894)
Prepaid expenses and other assets	(15,328)	1,059
Operating lease assets and liabilities, net	(1,953)	27,704
Accounts payable and accrued expenses	(67,724)	(93,294)
Other long-term liabilities	(923)	(1,305)
Net cash used in operating activities	(53,643)	(61,553)
Cash flows from investing activities:
Purchases of property and equipment	(9,139)	(5,973)
Proceeds from sale of business and long-term assets	1,648	257
Net cash settlement of forward contracts	(283)	—
Other investing activities	(14)	—
Net cash used in investing activities	(7,788)	(5,716)
Cash flows from financing activities:
Proceeds from borrowings	5,651	245,961
Repayments on borrowings and finance lease obligations	(9,804)	(31,884)
Dividends paid	(7,511)	(958)
Issuance of common stock, net of tax withholdings on vesting of stock awards	1,945	(3,036)
Net cash provided by (used in) financing activities	(9,719)	210,083
Effect of exchange rates on cash, cash equivalents and restricted cash	(2,834)	(8,014)
Net change in cash, cash equivalents and restricted cash	(73,984)	134,800
Cash, cash equivalents and restricted cash at the beginning of the year	469,345	284,828
Cash, cash equivalents and restricted cash at the end of the period	$395,361	$419,628

Supplemental cash flow data:
Interest paid	$3,977	$3,960
Income taxes paid, net of refunds	$5,346	$590

Non-cash investing and financing activity:
Assets acquired under finance lease obligations	$2,323	$86

See accompanying notes to condensed consolidated financial statements.

GUESS?, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)

	For the three months ended May 1, 2021
	Guess?, Inc. Stockholders’ Equity
	Common Stock					Treasury Stock
	Shares	Amount	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Shares	Amount	Nonredeemable Noncontrolling Interests	Total
Balance at January 30, 2021	64,230,162	$642	$553,111	$1,034,823	$(120,675)	78,563,517	$(924,238)	$21,917	$565,580
Net earnings	—	—	—	12,006	—	—	—	864	12,870
Other comprehensive income (loss), net of income tax of ($190)	—	—	—	—	(227)	—	—	217	(10)
Issuance of common stock under stock compensation plans	689,653	7	(6,417)	—	—	(690,492)	8,123	—	1,713
Issuance of stock under Employee Stock Purchase Plan	12,798	—	81	—	—	(12,798)	151	—	232
Share-based compensation	—	—	4,056	4	—	—	—	—	4,060
Dividends, net of forfeitures on non-participating securities	—	—	—	(7,252)	—	—	—	—	(7,252)
Balance at May 1, 2021	64,932,613	$649	$550,831	$1,039,581	$(120,902)	77,860,227	$(915,964)	$22,998	$577,193

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
May 1, 2021
(unaudited)
(1)Basis of Presentation
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
Interim Financial Statements
In the opinion of management, the accompanying unaudited condensed consolidated financial statements of the Company contain all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the condensed consolidated balance sheets as of May 1, 2021 and January 30, 2021, the condensed consolidated statements of income (loss), comprehensive income (loss), cash flows and stockholders’ equity for the three months ended May 1, 2021 and May 2, 2020. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) for interim financial information and the instructions to Rule 10-01 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). Accordingly, they have been condensed and do not include all of the information and footnotes required by GAAP for complete financial statements. The results of operations and cash flows for the three months ended May 1, 2021 are not necessarily indicative of the results of operations to be expected for the full fiscal year.
These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended January 30, 2021.
Fiscal Periods
The three months ended May 1, 2021 had the same number of days as the three months ended May 2, 2020. All references herein to “fiscal 2022,” “fiscal 2021” and “fiscal 2020” represent the results of the 52-week fiscal years ending January 29, 2022, January 30, 2021 and February 1, 2020, respectively.
COVID-19 Business Update
The coronavirus (or “COVID-19”) pandemic is continuing to impact the Company’s businesses. During the first quarter of fiscal 2022, the Company experienced significantly higher net revenue compared to the first quarter of fiscal 2021 (when government-mandated store closures were much more widespread) but lower net revenue compared to the pre-pandemic first quarter of fiscal 2020 as it remained challenged by lower demand, temporary store closures and capacity restrictions. In light of the current environment, the Company continues to strategically manage expenses in order to protect profitability.
In late fiscal 2021, the Company incurred a new round of government-mandated temporary store closures, mostly in Europe. The number of temporarily closed stores ebbed and flowed during the first quarter of fiscal 2022 based on local conditions. As of May 1, 2021, the majority of closed stores were located primarily in Europe and Canada.

Summary of Significant Accounting Policies
The accounting policies of the Company are set forth in further detail in Note 1 to the Company's Consolidated Financial Statements contained in the Company’s fiscal 2021 Annual Report on Form 10-K. The Company includes herein certain updates to those policies.
Reclassifications
The Company has made certain reclassifications to prior period amounts to conform to the current period presentation within the accompanying condensed consolidated financial statements and notes to the condensed consolidated financial statements.
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
As discussed above, the COVID-19 pandemic has materially impacted the Company’s results during the three months ended May 1, 2021 and May 2, 2020. The Company’s operations could continue to be impacted in ways the Company is not able to predict today due to the evolving situation. While the Company believes it has made reasonable accounting estimates based on the facts and circumstances that were available as of the reporting date, to the extent there are differences between these estimates and actual results, the Company’s results of operations and financial position could be materially impacted.
Revenue Recognition
The Company recognizes the majority of its revenue from its direct-to-consumer (brick-and-mortar retail stores and concessions as well as e-commerce) and wholesale distribution channels at a point in time when it satisfies a performance obligation and transfers control of the product to the respective customer.
The Company also recognizes royalty revenue from its trademark license agreements. The Company’s trademark license agreements represent symbolic licenses that are dependent on the Company’s continued support over the term of the license agreement. The amount of revenue that is recognized from the licensing arrangements is based on sales-based royalty and advertising fund contributions as well as specific fixed payments, where applicable. The Company’s trademark license agreements customarily provide for a multi-year initial term ranging from three to 15 years and may contain options to renew prior to expiration for an additional multi-year period. The unrecognized portion of upfront payments is included in deferred royalties in accrued expenses and other long-term liabilities depending on the short or long-term nature of the payments to be recognized. As of May 1, 2021, the Company had $6.1 million and $15.9 million of deferred royalties related to these upfront payments included in accrued expenses and other current liabilities and other long-term liabilities, respectively. This compares to $6.6 million and $17.1 million of deferred royalties related to these upfront payments included in accrued expenses and other current liabilities and other long-term liabilities, respectively, at January 30, 2021. During the three months ended May 1, 2021 and May 2, 2020, the Company recognized $3.5 million and $3.6 million in net royalties related to the amortization of the deferred royalties, respectively.
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
As of May 1, 2021, approximately 48% of the Company’s total net trade accounts receivable and 60% of its European net trade receivables were subject to credit insurance coverage, certain bank guarantees or letters of credit for collection purposes. The Company’s credit insurance coverage contains certain terms and conditions specifying deductibles and annual claim limits. Management evaluates the creditworthiness of the counterparties to the credit insurance, bank guarantees, and letters of credit and records a provision for the risk of loss on these instruments based on these evaluations as considered necessary.
The Company’s credit losses for the periods presented were not significant compared to sales and did not significantly exceed management’s estimates. Refer to Note 5 for further information on the Company’s allowance for doubtful accounts.
Recently Issued Accounting Guidance
In March 2020, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance to provide temporary optional expedients and exceptions related to contract modifications and hedge accounting to ease the financial reporting burdens of the expected market transition from LIBOR and other interbank offered rates to alternative reference rates, such as SOFR. This guidance may be adopted up to December 31, 2022. The Company is currently evaluating its election options and the impact on its consolidated financial statements and related disclosures.
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
The Company’s lease agreements primarily provide for lease payments based on a minimum annual rental amount, a percentage of annual sales volume, periodic adjustments related to inflation or a combination of such lease payments. Certain retail store leases provide for lease payments based upon the minimum annual rental amount and a percentage of annual sales volume, generally ranging from 3% to 28%, when specific sales volumes are exceeded. The Company’s retail concession leases also provide for lease payments primarily based upon a percentage of annual sales volume, which averages approximately 33%.

In addition to the amounts as disclosed below, the Company has estimated additional operating lease commitments of approximately $5.0 million for leases where the Company has not yet taken possession of the underlying asset as of May 1, 2021. As such, the related operating lease ROU assets and operating lease liabilities have not been recognized in the Company’s condensed consolidated balance sheet as of May 1, 2021.
The components of leases are as follows (in thousands):

		May 1, 2021	Jan 30, 2021
Assets	Balance Sheet Location
Operating	Operating lease right-of-use assets	$738,544	$764,804
Finance	Property and equipment, net	21,405	20,595
Total lease assets		$759,949	$785,399

Liabilities	Balance Sheet Location
Current:
Operating	Current portion of operating lease liabilities	$224,676	$222,800
Finance	Current portion of borrowings and finance lease obligations	4,551	4,698
Noncurrent:
Operating	Long-term operating lease liabilities	632,574	662,657
Finance	Long-term debt and finance lease obligations	17,870	17,365
Total lease liabilities		$879,671	$907,520
The components of lease costs are as follows (in thousands):

		Three Months Ended
	Income Statement Location	May 1, 2021	May 2, 2020
Operating lease costs	Cost of product sales	$46,684	$55,369
Operating lease costs	Selling, general and administrative expenses	6,357	5,176
Operating lease costs[1,2]	Net (gains) losses on lease modifications	(2,145)	456
Finance lease costs
Amortization of leased assets[1,3]	Cost of product sales	11	12
Amortization of leased assets[1,3]	Selling, general and administrative expenses	1,361	864
Interest on lease liabilities	Interest expense	366	282
Variable lease costs[4]	Cost of product sales	15,739	14,348
Variable lease costs[4]	Selling, general and administrative expenses	574	579
Short-term lease costs	Cost of product sales	105	239
Short-term lease costs	Selling, general and administrative expenses	1,171	1,789
Total lease costs[1]		$70,223	$79,114
____________________________________________________________________
Notes:
1The Company has made certain reclassifications to prior period amounts to conform to the current period presentation.
2During the three months ended May 1, 2021 and May 2, 2020, net (gains) losses on lease modifications related primarily to the early termination of lease agreements for certain of the Company’s retail locations. Operating lease costs for these retail locations prior to the early termination were included in cost of product sales.
3Amortization of leased assets related to finance leases are included in depreciation expense within cost of product sales or selling, general and administrative expenses depending on the nature of the asset in the Company’s condensed consolidated statements of income (loss).
4During the three months ended May 1, 2021 and May 2, 2020, variable lease costs included certain rent concessions of approximately $6.1 million and $2.7 million, respectively, received by the Company, primarily in Europe, related to the COVID-19 pandemic.

Maturities of the Company’s operating and finance lease liabilities as of May 1, 2021 are as follows (in thousands):

	Operating Leases
Maturity of Lease Liabilities	Non-Related Parties	Related Parties	Finance Leases	Total
2022[1]	$193,515	$5,965	$4,294	$203,774
2023	181,879	7,260	5,974	195,113
2024	146,015	7,678	5,887	159,580
2025	103,560	7,321	3,946	114,827
2026	73,458	6,928	3,034	83,420
After 2026	170,672	36,410	3,158	210,240
Total lease payments	869,099	71,562	26,293	966,954
Less: Interest	71,415	11,996	3,872	87,283
Present value of lease liabilities	$797,684	$59,566	$22,421	$879,671
______________________________________________________________________
Notes:
1Represents the maturity of lease liabilities for the remainder of fiscal 2022 and also includes rent payments that have been deferred due to the COVID-19 pandemic. This amount does not include payments made during the three months ended May 1, 2021.
Other supplemental information is as follows (dollars in thousands):

Lease Term and Discount Rate	May 1, 2021
Weighted-average remaining lease term
Operating leases	6.1 Years
Finance leases	4.8 Years
Weighted-average discount rate
Operating leases	3.5%
Finance leases	6.8%

	Three Months Ended
Supplemental Cash Flow Information	May 1, 2021	May 2, 2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$53,428	$32,618
New operating ROU assets obtained in exchange for lease liabilities	$22,596	$16,332
Impairment
During the three months ended May 1, 2021, there was minimal ROU asset impairment charges recorded. During the three months ended May 2, 2020, the Company recorded ROU asset impairment charges of $28.2 million related primarily to certain retail locations in North America and, to a lesser extent, Europe. The asset impairment charges were determined based on the excess of carrying value over the fair value of the ROU assets. The Company uses estimates of market participant rents to calculate fair value of the ROU assets. Refer to Note 15 for more information on the Company’s impairment testing.
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
The computation of basic and diluted net earnings (loss) per common share attributable to common stockholders is as follows (in thousands, except per share data):

	Three Months Ended
	May 1, 2021	May 2, 2020
Net earnings (loss) attributable to Guess?, Inc.	$12,006	$(157,666)
Less net earnings attributable to nonvested restricted stockholders	130	—
Net earnings (loss) attributable to common stockholders	$11,876	$(157,666)

Weighted average common shares used in basic computations	64,035	65,715
Effect of dilutive securities: Stock options and restricted stock units[1]	1,905	—
Weighted average common shares used in diluted computations	65,940	65,715

Net earnings (loss) per common share attributable to common stockholders:
Basic	$0.19	$(2.40)
Diluted	$0.18	$(2.40)
______________________________________________________________________
Notes:
1For the three months ended May 2, 2020, there were 484,674 of potentially dilutive shares that were not included in the computation of diluted weighted average common shares and common equivalent shares outstanding because their effect would have been antidilutive given the Company’s net loss.
During the three months ended May 1, 2021 and May 2, 2020, equity awards granted for 390,243 and 3,157,824, respectively, of the Company’s common shares were outstanding but were excluded from the computation of diluted weighted average common shares and common equivalent shares outstanding because the assumed proceeds, as calculated under the treasury stock method, resulted in these awards being antidilutive. There were no nonvested stock units subject to the achievement of performance-based or market-based vesting conditions that were excluded from the computation of diluted weighted average common shares and common equivalent shares outstanding as the respective conditions were achieved as of May 1, 2021. The Company excluded 227,729 nonvested stock units which were subject to the achievement of performance-based vesting conditions from the computation of diluted weighted average common shares and common equivalent shares outstanding because these conditions were not achieved as of May 2, 2020.
The conversion spread on the Company’s convertible senior notes will have a dilutive impact on diluted earnings per share when the average market price of the Company’s common stock for a given period exceeds the conversion price of $25.78 per share of common stock. For the three months ended May 1, 2021 and May 2, 2020, the convertible senior notes have been excluded from the computation of diluted earnings per share as the effect would be antidilutive since the conversion price of the convertible senior notes exceeded the average market price of the Company’s common stock. Warrants to initially purchase 11.6 million shares of the Company’s common shares at an initial strike price of $46.88 per share were outstanding as of May 1, 2021 and May 2, 2020. These warrants were excluded from the computation of diluted earnings per share since the warrants’ adjusted strike price was greater than the average market price of the Company’s common stock during the three months ended May 1, 2021 and May 2, 2020.

(4)Stockholders’ Equity
Share Repurchase Program
During the three months ended May 1, 2021 and May 2, 2020, there were no shares repurchased under the Company’s Share Repurchase Program. As of May 1, 2021, the Company had remaining authority under the program to purchase $47.8 million of its common stock.
Dividends
The following table sets forth the cash dividend declared per share:

	Three Months Ended
	May 1, 2021	May 2, 2020
Cash dividend declared per share	$0.1125	$—
During the first quarter of fiscal 2021, the Company announced that its Board of Directors had deferred the decision with respect to the payment of its quarterly cash dividend, in light of the uncertainties related to the COVID-19 pandemic. The Company resumed paying its quarterly cash dividend of $0.1125 per share beginning in the third quarter of fiscal 2021, but decided to not declare any cash dividends for the first and second quarters of fiscal 2021.
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
Accumulated Other Comprehensive Income (Loss)
The changes in accumulated other comprehensive income (loss), net of related income taxes, are as follows (in thousands):

	Three Months Ended May 1, 2021
	Foreign Currency Translation Adjustment	Derivative Financial Instruments Designated as Cash Flow Hedges	Defined Benefit Plans	Total
Balance at January 30, 2021	$(105,970)	$(4,876)	$(9,829)	$(120,675)
Gains (losses) arising during the period	(2,433)	1,553	116	(764)
Reclassification to net earnings for losses realized	—	460	77	537
Net other comprehensive income (loss)	(2,433)	2,013	193	(227)
Balance at May 1, 2021	$(108,403)	$(2,863)	$(9,636)	$(120,902)

	Three Months Ended May 2, 2020
	Foreign Currency Translation Adjustment	Derivative Financial Instruments Designated as Cash Flow Hedges	Defined Benefit Plans	Total
Balance at February 1, 2020	$(137,289)	$6,300	$(8,921)	$(139,910)
Gains (losses) arising during the period	(14,873)	3,180	(1)	(11,694)
Reclassification to net earnings for (gains) losses realized	—	(1,769)	71	(1,698)
Net other comprehensive income (loss)	(14,873)	1,411	70	(13,392)
Balance at May 2, 2020	$(152,162)	$7,711	$(8,851)	$(153,302)

Details on reclassifications out of accumulated other comprehensive income (loss) to net earnings (loss) are as follows (in thousands):

	Three Months Ended		Location of (Gain) Loss Reclassified from Accumulated OCI into Earnings (Loss)
	May 1, 2021	May 2, 2020
Derivative financial instruments designated as cash flow hedges:
Foreign exchange currency contracts	$462	$(1,991)	Cost of product sales
Interest rate swap	(64)	3	Interest expense
Less income tax effect	62	219	Income tax expense (benefit)
	460	(1,769)
Defined benefit plans:
Net actuarial loss amortization	105	96	Other income (expense)
Prior service credit amortization	(17)	(16)	Other income (expense)
Less income tax effect	(11)	(9)	Income tax expense (benefit)
	77	71
Total reclassifications during the period	$537	$(1,698)
(5)Accounts Receivable
Accounts receivable is summarized as follows (in thousands):

	May 1, 2021	Jan 30, 2021
Trade	$283,787	$288,782
Royalty	20,187	20,565
Other	16,929	19,000
	320,903	328,347
Less allowances	14,606	14,200
	$306,297	$314,147
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

(6)Inventories
Inventories consist of the following (in thousands):

	May 1, 2021	Jan 30, 2021
Raw materials	$217	$53
Work in progress	24	43
Finished goods	404,610	389,048
	$404,851	$389,144
The above balances include an allowance to write down inventories to the lower of cost or net realizable value of $36.9 million and $35.5 million as of May 1, 2021 and January 30, 2021, respectively.
(7)Income Taxes
Effective Tax Rate
Income tax expense for the interim periods was computed using the tax rate estimated to be applicable for the full fiscal year, adjusted for discrete items. The Company’s effective income tax rate was an expense of 29.8% for the three months ended May 1, 2021, compared to a benefit of 14.1% for the three months ended May 2, 2020. During the three months ended May 2, 2020, the Company recognized a tax benefit of approximately $11.8 million from a tax rate change related to the ability to carryback net operating losses to tax years with a higher federal corporate tax rate as allowed under the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act enacted in March 2020. This benefit was partially offset by a valuation allowance of $3.7 million resulting from jurisdictions where there have been cumulative net operating losses, limiting the Company’s ability to consider other subjective evidence to continue to recognize the existing deferred tax assets. Excluding the impact of these items, the increase in the effective tax rate was due primarily to a change in the mix of statutory earnings for the three months ended May 1, 2021, compared to the same prior-year period.
On March 27, 2020, the U.S. government enacted the CARES Act to provide economic relief from the COVID-19 pandemic. The CARES Act includes certain provisions that affect the Company’s income taxes, including temporary five-year net operating loss carryback provisions, relaxation of the net interest deduction limitations and the technical amendment for qualified improvement property deduction.
Unrecognized Tax Benefit
From time-to-time, the Company is subject to routine income and other tax audits on various tax matters around the world in the ordinary course of business. As of May 1, 2021, several tax audits were ongoing for various periods in multiple jurisdictions. These audits could conclude with an assessment of additional tax liability for the Company. These assessments could arise as the result of timing or permanent differences and could be material to the Company’s net income or future cash flows. In the event the Company disagrees with an assessment from a taxing authority, the Company may elect to appeal, litigate, pursue settlement or take other actions. The Company accrues an amount for its estimate of additional tax liability which the Company, more likely than not, will incur as a result of the ultimate resolution of tax audits (“uncertain tax positions”). The Company reviews and updates the estimates used in the accrual for uncertain tax positions, as appropriate, as more definitive information or interpretations become available from taxing authorities, upon completion of tax audits, upon receipt of assessments, upon expiration of statutes of limitation, or upon occurrence of other events.
During the second quarter of fiscal 2021, the Company became aware of a foreign withholding tax regulation that could be interpreted to apply to certain of its previous transactions. The Company currently does not expect that its exposure, if any, will have a material impact on its condensed consolidated financial position, results of operations or cash flows.

The Company had aggregate accruals for uncertain tax positions, including penalties and interest, of $40.8 million and $40.0 million as of May 1, 2021 and January 30, 2021, respectively. This includes an accrual of $19.9 million for the estimated transition tax (excluding related interest) related to the 2017 Tax Cuts and Jobs Act for each of the periods ended May 1, 2021 and January 30, 2021.
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
Net revenue and earnings (loss) from operations are summarized as follows (in thousands):

	Three Months Ended
	May 1, 2021	May 2, 2020
Net revenue:
Americas Retail	$155,535	$74,584
Americas Wholesale	45,430	25,875
Europe	241,852	106,473
Asia	55,660	40,385
Licensing	21,525	12,934
Total net revenue	$520,002	$260,251
Earnings (loss) from operations:
Americas Retail	$20,274	$(36,673)
Americas Wholesale	11,555	1,624
Europe	4,198	(44,406)
Asia	(1,808)	(22,777)
Licensing	19,431	10,094
Total segment earnings (loss) from operations	53,650	(92,138)
Corporate overhead	(28,776)	(16,921)
Asset impairment charges[1]	(441)	(52,972)
Net gains (losses) on lease modifications[2]	2,145	(456)
Total earnings (loss) from operations	$26,578	$(162,487)
______________________________________________________________________
Notes:
1During the three months ended May 1, 2021 and May 2, 2020 , the Company recognized asset impairment charges related primarily to impairment of certain operating lease ROU assets and impairment of property and equipment related to certain retail locations resulting from lower revenue and future cash flow projections from the ongoing effects of the COVID-19 pandemic. Refer to Note 2 and Note 15 for more information regarding these asset impairment charges.
2During the three months ended May 1, 2021 and May 2, 2020, the Company recorded net gains (losses) on lease modifications related primarily to the early termination of lease agreements for certain of the Company’s retail locations.

The table below presents information regarding geographic areas in which the Company operated. Net revenue is classified primarily based on the country where the Company’s customer is located (in thousands):

	Three Months Ended
	May 1, 2021	May 2, 2020
Net revenue:
U.S.	$157,066	$69,465
Italy	47,553	19,352
Germany	34,678	11,362
South Korea	27,809	21,224
Canada	26,640	16,677
Spain	25,507	12,996
Other foreign countries	179,224	96,241
Total product sales	498,477	247,317
Net royalties	21,525	12,934
Net revenue	$520,002	$260,251
Due to the seasonal nature of the Company’s business segments, the above net revenue and operating results are not necessarily indicative of the results that may be expected for the full fiscal year.
(9)Borrowings and Finance Lease Obligations
Borrowings and finance lease obligations are summarized as follows (in thousands):

	May 1, 2021	Jan 30, 2021
Term loans	$55,951	$56,765
Finance lease obligations	22,421	22,063
Mortgage debt	18,346	18,507
Borrowings under credit facilities	5,097	7,332
Other	2,826	2,597
	104,641	107,264
Less current installments	17,917	38,710
Long-term debt and finance lease obligations	$86,724	$68,554
Term Loans
As a precautionary measure to ensure financial flexibility and maintain maximum liquidity in response to the COVID-19 pandemic, in addition to drawing down on certain of the credit facilities as noted below, the Company entered into term loans with certain banks primarily in Europe during the fiscal year ended January 30, 2021. These loans are primarily unsecured, have terms ranging from one-to-five years and provide annual interest rates ranging between 0.5% to 2.2%. As of May 1, 2021 and January 30, 2021, the Company had outstanding borrowings of $56.0 million and $56.8 million under these borrowing arrangements, respectively.
Finance Lease Obligations
During fiscal 2018, the Company entered into a finance lease related to equipment used in its European distribution center located in the Netherlands. The finance lease primarily provides for monthly minimum lease payments through May 2027 with an effective interest rate of approximately 6%. During fiscal 2021, the Company also entered into finance leases for equipment used in its European distribution centers located in Italy. These finance lease obligations totaled $19.2 million and $18.4 million as of May 1, 2021 and January 30, 2021, respectively.

The Company also has smaller finance leases related primarily to computer hardware and software. As of May 1, 2021 and January 30, 2021, these finance lease obligations totaled $3.2 million and $3.7 million, respectively.
Mortgage Debt
During fiscal 2017, the Company entered into a ten-year $21.5 million real estate secured loan (the “Mortgage Debt”) which is secured by the Company’s U.S. distribution center based in Louisville, Kentucky. The Mortgage Debt requires the Company to comply with a fixed charge coverage ratio on a trailing four-quarter basis if consolidated cash, cash equivalents, short-term investment balances and availability under borrowing arrangements fall below certain levels. In addition, the Mortgage Debt contains customary covenants, including covenants that limit or restrict the Company’s ability to incur liens on the mortgaged property and enter into certain contractual obligations. Upon the occurrence of an event of default under the Mortgage Debt, the lender may terminate the Mortgage Debt and declare all amounts outstanding to be immediately due and payable. The Mortgage Debt specifies a number of events of default (some of which are subject to applicable grace or cure periods), including, among other things, non-payment defaults, covenant defaults, cross-defaults to other material indebtedness, bankruptcy and insolvency defaults and material judgment defaults.
Credit Facilities
During fiscal 2021, the Company entered into an amendment of its senior secured asset-based revolving credit facility with Bank of America, N.A. and other lenders (as amended, the “Credit Facility”). The Credit Facility provides for a borrowing capacity in an amount up to $120 million, including a Canadian sub-facility up to $20 million, subject to a borrowing base. Based on applicable accounts receivable and inventory balances as of May 1, 2021, the Company could have borrowed up to $109 million under the Credit Facility. The Credit Facility has an option to expand the borrowing capacity by up to $180 million subject to certain terms and conditions, including the willingness of existing or new lenders to assume such increased amount. The Credit Facility is available for direct borrowings and the issuance of letters of credit, subject to certain letters of credit sublimits, and may be used for working capital and other general corporate purposes. As of May 1, 2021, the Company had $2.1 million in outstanding standby letters of credit, no outstanding documentary letters of credit and no outstanding borrowings under the Credit Facility.
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
The Company, through its European subsidiaries, maintains short-term committed and uncommitted borrowing agreements, primarily for working capital purposes, with various banks in Europe. Some of these agreements include certain equity-based financial covenants. As of May 1, 2021, the Company had no outstanding borrowings, no outstanding documentary letters of credit and $113.5 million available for future borrowings under these agreements. The agreements are denominated primarily in euros and provide for annual interest rates ranging from 1.05% to 1.1%.
The Company, through its China subsidiary, maintains a short-term uncommitted bank borrowing agreement that provides for a borrowing capacity up to $30 million, primarily for working capital purposes.

The Company had $5.1 million and $7.3 million in outstanding borrowings under this agreement as of May 1, 2021 and January 30, 2021, respectively.
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
The Notes are convertible in certain circumstances into cash, shares of the Company’s common stock, or a combination of cash and shares of the Company’s common stock, at the Company’s election, at an initial conversion rate of 38.7879 shares of common stock per $1,000 principal amount of Notes, which is equivalent to an initial conversion price of approximately $25.78 per share, subject to adjustment upon the occurrence of certain events. Prior to November 15, 2023, the Notes are convertible only upon the occurrence of certain events and during certain periods, and thereafter, at any time until the close of business on the second scheduled trading day immediately preceding the maturity date of the Notes. Following certain corporate events described in the Indenture that occur prior to the maturity date, the conversion rate will be increased for a holder who elects to convert its Notes in connection with such corporate event in certain circumstances. The Notes are not redeemable prior to maturity, and no sinking fund is provided for the Notes. As of May 1, 2021, none of the conditions allowing holders of the Notes to convert had been met. The Company expects to settle the principal amount of the Notes in 2024 in cash and any excess in shares.
The Company separated the Notes into liability and equity components. The liability component was recorded at fair value. The equity component represented the difference between the proceeds from the issuance of the Notes and the fair value of the liability component. The excess of the liability component over its carrying amount (“debt discount”) is being amortized to interest expense over the term of the Notes. The equity component is not remeasured as long as it continues to meet the conditions for equity classification.
Debt issuance costs related to the Notes were comprised of discounts and commissions payable to the initial purchasers of $3.8 million and third-party offering costs of approximately $1.5 million. The Company allocated the total amount incurred to the liability and equity components based on their relative values. Debt issuance costs attributable to the liability component were recorded as a contra-liability and are presented net against the convertible senior notes balance on the Company’s condensed consolidated balance sheets. These costs are being amortized to interest expense over the term of the Notes.
During the three months ended May 1, 2021 and May 2, 2020, the Company recorded $2.8 million and $2.6 million, respectively, of interest expense related to the amortization of the debt discount.

The Notes consist of the following components (in thousands):

	May 1, 2021	Jan 30, 2021
Liability component:
Principal	$300,000	$300,000
Unamortized debt discount	(35,841)	(38,623)
Unamortized issuance costs	(2,550)	(2,763)
Net carrying amount	$261,609	$258,614

Equity component, net[1]	$42,320	$42,320
______________________________________________________________________
Notes:
1Included in paid-in capital within stockholders’ equity on the condensed consolidated balance sheets and is net of debt issuance costs and deferred taxes.
As of May 1, 2021 and January 30, 2021, the fair value, net of unamortized debt discount and issuance costs, of the Notes was approximately $339.5 million and $303.5 million, respectively. The fair value of the Notes is determined based on inputs that are observable in the market and have been classified as Level 2 in the fair value hierarchy.
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
The Company had a deferred tax liability of $8.8 million in connection with the debt discount associated with the Notes and a deferred tax asset of $9.7 million in connection with the convertible note hedge transactions for each of the periods ended May 1, 2021 and January 30, 2021. The net deferred tax impact was included in deferred tax assets on the Company’s condensed consolidated balance sheets.
(11)Share-Based Compensation
The following table summarizes the share-based compensation expense recognized under all of the Company’s stock plans (in thousands):

	Three Months Ended
	May 1, 2021	May 2, 2020
Stock options	$907	$695
Stock awards/units	3,073	4,926
Employee Stock Purchase Plan	80	165
Total share-based compensation expense	$4,060	$5,786

Unrecognized compensation cost related to nonvested stock options and nonvested stock awards/units totaled approximately $7.1 million and $22.5 million, respectively, as of May 1, 2021. This cost is expected to be recognized over a weighted average period of 1.7 years.
Annual Grants
On April 13, 2021, the Company made an annual grant of 367,440 nonvested stock awards/units to its employees.
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
The following table summarizes the activity for nonvested performance-based units during the three months ended May 1, 2021:

	Number of Units	Weighted Average Grant Date Fair Value
Nonvested at January 30, 2021	769,632	$16.15
Granted	—	—
Vested	(166,547)	14.06
Forfeited	(186,714)	21.83
Nonvested at May 1, 2021	416,371	$14.45
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
The following table summarizes the activity for nonvested market-based units during the three months ended May 1, 2021:

	Number of Units	Weighted Average Grant Date Fair Value
Nonvested at January 30, 2021	509,012	$8.67
Granted[1]	41,955	20.28
Vested[1]	(125,822)	20.28
Nonvested at May 1, 2021	425,145	$6.38
____________________________________________________________________
Notes:
1As a result of the achievement of certain market-based vesting conditions, there were 41,955 shares that vested in addition to the original target number of shares granted in fiscal 2019.

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
Leases
The Company leases warehouse and administrative facilities, including the Company’s corporate headquarters in Los Angeles, California, from partnerships affiliated with the Marciano Entities and certain of their affiliates. There were four of these leases in effect as of May 1, 2021 with expiration or option exercise dates ranging from calendar years 2021 to 2030.
During the first quarter of fiscal 2022, the Company entered into a nine-year lease extension with the related party landlord for its existing office location in Paris, France, which includes a Company option for early termination at the end of the third and sixth years. The lease has standard terms with a quarterly base charge plus a variable charge aggregating approximately €0.9 million per year (with subsequent annual rent adjustments based on a specified price index). All other material terms in the previously existing Paris lease remain the same.
Aggregate lease costs recorded under these four related party leases were approximately $2.2 million and $1.3 million for the three months ended May 1, 2021 and May 2, 2020, respectively. The Company believes the terms of the related party leases have not been significantly affected by the fact the Company and the lessors are related.
Aircraft Arrangements
The Company periodically charters aircraft owned by the Marciano Entities through informal arrangements with the Marciano Entities and independent third-party management companies contracted by such Marciano Entities to manage their aircraft. The total fees paid under these arrangements for the three months ended May 1, 2021 and May 2, 2020 were approximately $0.9 million and $0.2 million, respectively.
Minority Investment
The Company owns a 30% interest in a privately held men’s footwear company (the “Footwear Company”) in which Marciano Entities also own a 45% interest. In December 2020, the Company provided the Footwear Company with a revolving credit facility for $2.0 million, which provides for an annual interest rate of 2.75% and matures in November 2023. As of both May 1, 2021 and January 30, 2021, the Company had a note receivable of $0.2 million included in other assets in its consolidated balance sheets related to outstanding borrowings by the Footwear Company under this revolving credit facility.
(13)    Commitments and Contingencies
Investment Commitments
As of May 1, 2021, the Company had an unfunded commitment to invest €2.3 million ($2.8 million) in a private equity fund. Refer to Note 15 for further information.
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

The Company has received customs tax assessment notices from the Italian Customs Agency (“ICA”) regarding its customs tax audit of one of the Company’s European subsidiaries for the period from July 2010 through December 2012. Such assessments totaled €9.8 million ($11.8 million), including potential penalties and interest. The Company strongly disagreed with the ICA’s positions and therefore filed appeals with the Milan First Degree Tax Court (“MFDTC”). Those appeals were split into a number of different cases that were then heard by different sections of the MFDTC. The MFDTC ruled in favor of the Company on all of these appeals. The ICA subsequently appealed €9.7 million ($11.7 million) of these favorable MFDTC judgments with the Appeals Court. To date, €8.5 million ($10.2 million) have been decided in favor of the Company and €1.2 million ($1.4 million) have been decided in favor of the ICA. The Company believes that the unfavorable Appeals Court ruling is incorrect and inconsistent with the prior rulings on similar matters by both the MFDTC and other judges within the Appeals Court, and has appealed the decision to the Supreme Court. The ICA has appealed most of the favorable Appeals Court rulings to the Supreme Court. To date, of the cases that have been appealed to the Supreme Court, €0.4 million ($0.5 million) have been decided in favor of the Company based on the merits of the case and €1.1 million ($1.3 million) have been remanded back to the lower court for further consideration. There can be no assurances the Company will be successful in the remaining appeals. It also continues to be possible that the Company will receive similar or even larger assessments for periods subsequent to December 2012 or other claims or charges related to the matter in the future. Although the Company believes that it has a strong position and will continue to vigorously defend this matter, it is unable to predict with certainty whether or not these efforts will ultimately be successful or whether the outcome will have a material impact on the Company’s financial position, results of operations or cash flows.
On January 19, 2021, a former model for the Company filed an action against the Company's Chief Creative Officer and the Company in the California Superior Court in Los Angeles (Jane Doe v. Paul Marciano, et al.). The complaint asserts several claims based on allegations that the former model was treated improperly by Mr. Marciano and retaliated against by the Company. The complaint seeks an unspecified amount of general damages, medical expenses, lost earnings, punitive damages and attorneys’ fees. The case is still at an early stage. Mr. Marciano and the Company dispute these claims fully and intend to contest them vigorously. In March and April 2021, the Company received separate communications from two other individuals containing similar allegations against Mr. Marciano and the Company. Mr. Marciano and the Company also dispute these allegations fully. Each individual who contacted the Company in March and April is represented by the same attorney who represents the plaintiff in the January lawsuit, though no complaint has been filed with respect to either of these allegations.
Redeemable Noncontrolling Interests
The Company is party to a put arrangement with respect to the common securities that represent the remaining noncontrolling interest for its majority-owned subsidiary, Guess Brasil Comércio e Distribuição S.A. (“Guess Brazil”). The put arrangement for Guess Brazil, representing 40% of the total outstanding equity interest of that subsidiary, may be exercised at the discretion of the noncontrolling interest holder by providing written notice to the Company every third anniversary beginning in March 2019, subject to certain time restrictions. The redemption value of the Guess Brazil put arrangement is based on a multiple of Guess Brazil’s earnings before interest, taxes, depreciation and amortization subject to certain adjustments and is classified as a redeemable noncontrolling interest outside of permanent equity in the Company’s condensed consolidated balance sheet. The carrying value of the redeemable noncontrolling interest related to Guess Brazil was $0.9 million as of May 1, 2021 and January 30, 2021.
The Company is also party to a put arrangement with respect to the common securities that represent the remaining noncontrolling interest for its majority-owned subsidiary, Guess? CIS, LLC (“Guess CIS”), which was established through a majority-owned joint venture during fiscal 2016. The put arrangement for Guess CIS, representing 30% of the total outstanding equity interest of that subsidiary, may be exercised at the discretion of the noncontrolling interest holder by providing written notice to the Company during the period beginning after the fifth anniversary of the agreement through December 31, 2025, or sooner in certain limited circumstances. The redemption value of the Guess CIS put arrangement is based on a multiple of Guess CIS’s earnings before interest, taxes, depreciation and amortization subject to certain adjustments and is classified as a redeemable noncontrolling interest outside of permanent equity in the Company’s condensed consolidated balance sheet. The carrying value of the redeemable noncontrolling interest related to Guess CIS was $3.0 million as of May 1, 2021 and January 30, 2021.
A reconciliation of the total carrying amount of redeemable noncontrolling interests is as follows (in thousands):

	Three Months Ended
	May 1, 2021	May 2, 2020
Beginning balance	$3,920	$4,731
Foreign currency translation adjustment	29	(797)
Ending balance	$3,949	$3,934
(14)Defined Benefit Plans
Supplemental Executive Retirement Plan
The Company’s Supplemental Executive Retirement Plan (“SERP”) provides select employees who satisfy certain eligibility requirements with certain benefits upon retirement, termination of employment, death, disability or a change in control of the Company, in certain prescribed circumstances. As a non-qualified pension plan, no dedicated funding of the SERP is required; however, the Company has made periodic payments into insurance policies held in a rabbi trust to fund the expected obligations arising under the non-qualified SERP. The cash surrender values of the insurance policies were $71.6 million and $72.1 million as of May 1, 2021 and January 30, 2021, respectively, and were included in other assets in the Company’s condensed consolidated balance sheets. As a result of changes in the value of the insurance policy investments, the Company recorded minimal unrealized gains (losses) during the three months ended May 1, 2021 and $(3.1) million in other income (expense) during the three months ended May 2, 2020. The projected benefit obligation was $52.1 million and $52.3 million as of May 1, 2021 and January 30, 2021, respectively, and was included in accrued expenses and other long-term liabilities in the Company’s condensed consolidated balance sheets depending on the expected timing of payments. SERP benefit payments of $0.5 million and $0.6 million were made during the three months ended May 1, 2021 and May 2, 2020, respectively.
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
As of May 1, 2021 and January 30, 2021, the foreign pension plans had a total projected benefit obligation of $40.6 million and $41.5 million, respectively, and plan assets held in independent investment fiduciaries of $34.3 million and $35.0 million, respectively. The net liability of $6.3 million and $6.4 million was included in other long-term liabilities in the Company’s condensed consolidated balance sheets as of May 1, 2021 and January 30, 2021, respectively.

The components of net periodic defined benefit pension cost related to the Company’s defined benefit plans are as follows (in thousands):

	Three Months Ended May 1, 2021
	SERP	Foreign Pension Plans	Total
Service cost	$—	$790	$790
Interest cost	289	19	308
Expected return on plan assets	—	(52)	(52)
Net amortization of unrecognized prior service credit	—	(17)	(17)
Net amortization of actuarial losses	20	85	105
Net periodic defined benefit pension cost	$309	$825	$1,134

	Three Months Ended May 2, 2020
	SERP	Foreign Pension Plans	Total
Service cost	$—	$764	$764
Interest cost	319	8	327
Expected return on plan assets	—	(45)	(45)
Net amortization of unrecognized prior service credit	—	(16)	(16)
Net amortization of actuarial losses	10	86	96
Net periodic defined benefit pension cost	$329	$797	$1,126

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
Level 3—Unobservable inputs that reflect assumptions about what market participants would use in pricing the asset or liability. These inputs are based on the best information available, including the Company’s own data.

The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements				Fair Value Measurements
	at May 1, 2021				at Jan 30, 2021
Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Foreign exchange currency contracts	$—	$353	$—	$353	$—	$—	$—	$—
Total	$—	$353	$—	$353	$—	$—	$—	$—
Liabilities:
Foreign exchange currency contracts	$—	$2,580	$—	$2,580	$—	$4,481	$—	$4,481
Interest rate swap	—	665	—	665	—	999	—	999
Deferred compensation obligations	—	16,845	—	16,845	—	15,612	—	15,612
Total	$—	20,090	$—	$20,090	$—	$21,092	$—	$21,092
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
The Company included €2.5 million ($3.0 million) and €2.4 million ($3.0 million) in other assets in the Company’s condensed consolidated balance sheets related to its investment in a private equity fund for the periods ended May 1, 2021 and January 30, 2021, respectively. The Company uses net asset value per share as a practical expedient to measure the fair value of this investment and has not included this investment in the fair value hierarchy as disclosed above. As of May 1, 2021, the Company had an unfunded commitment to invest an additional €2.3 million ($2.8 million) in the private equity fund.
The fair values of the Company’s debt instruments (see Note 9) are based on the amount of future cash flows associated with each instrument discounted using the Company’s incremental borrowing rate. As of May 1, 2021 and January 30, 2021, the carrying value was not materially different from fair value, as the interest rates on the Company’s debt approximated rates currently available to the Company. The fair value of the Company’s convertible senior notes (see Note 10) is determined based on inputs that are observable in the market and have been classified as Level 2 in the fair value hierarchy.
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

An asset is considered to be impaired if the Company determines that the carrying value may not be recoverable based upon its assessment of the asset’s ability to continue to generate earnings from operations and positive cash flow in future periods or if significant changes in the Company’s strategic business objectives and utilization of the assets occurred. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows adjusted for lease payments, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the estimated fair value. The Company uses estimates of market participant rents to calculate fair value of ROU assets and discounted future cash flows of the asset group to quantify fair value for other long-lived assets. These nonrecurring fair value measurements are considered Level 3 inputs as defined above. The impairment loss calculations require management to apply judgment in estimating future cash flows and the discount rates that reflect the risk inherent in future cash flows. Future expected cash flows for assets in regular retail locations are based on management’s estimates of future cash flows over the remaining lease period or expected life, if shorter. For expected location closures, the Company will evaluate whether it is necessary to shorten the useful life for any of the assets within the respective asset group. The Company will use this revised useful life when estimating the asset group’s future cash flows. The Company considers historical trends, expected future business trends and other factors when estimating the future cash flow for each regular retail location. The Company also considers factors such as the following: the local environment for each regular retail location, including mall traffic and competition; the Company’s ability to successfully implement strategic initiatives; and the ability to control variable costs such as cost of sales and payroll and, in some cases, renegotiate lease costs. As discussed further in Note 1, the COVID-19 pandemic has materially impacted the Company’s financial results during the three months ended May 1, 2021 and May 2, 2020 and could continue to impact the Company’s operations in ways the Company is not able to predict today due to the evolving situation. The Company has made reasonable assumptions and judgments to determine the fair value of the assets tested based on the facts and circumstances that were available as of the reporting date. If actual results are not consistent with the assumptions and judgments used in estimating future cash flows and asset fair values, there may be additional exposure to future impairment losses that could be material to the Company’s results of operations.
The Company recorded asset impairment charges of $0.4 million and $53.0 million during the three months ended May 1, 2021 and May 2, 2020, respectively. The Company recognized minimal ROU asset impairment in the three months ended May 1, 2021 and $28.2 million in impairment of certain operating lease ROU assets primarily in North America and, to a lesser extent, Europe during the three months ended May 2, 2020. The Company also recognized $0.4 million and $24.8 million in impairment of property and equipment related to certain retail locations primarily in North America, Europe and Asia driven by lower revenue and future cash flow projections from the ongoing effects of the COVID-19 pandemic during the three months ended May 1, 2021 and May 2, 2020, respectively. Refer to Note 2 for further information on impairment charges recognized on operating lease ROU assets.
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
The COVID-19 pandemic materially impacted the Company’s businesses beginning in the first quarter of fiscal 2021. As a result, the Company concluded that a triggering event had occurred resulting in the need to perform quantitative interim impairment testing on the Company’s goodwill and flagship assets as of May 2, 2020. The testing concluded that the fair values of the respective reporting units exceeded their carrying amounts as of May 2, 2020. Accordingly, the Company did not record any asset impairment charges on its goodwill or flagship assets. In performing its assessment, the Company believed it made reasonable accounting estimates based on the facts and circumstances that were available as of the testing date in light of the evolving situation resulting from the COVID-19 pandemic. If actual results are not consistent with the assumptions and judgments used, there may be additional exposure to future impairment losses that could be material to the Company’s results of operations.
The COVID-19 pandemic has continued to impact the Company’s businesses during the first quarter of fiscal 2022. During the three months ended May 1, 2021, the Company assessed qualitative factors and determined that it is not more likely than not that the fair values of its reporting units are less than their carrying amounts.
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
The impact of the credit risk of the counterparties to the derivative contracts is considered in determining the fair value of the foreign exchange currency contracts and interest rate swap agreements. As of May 1, 2021, credit risk has not had a significant effect on the fair value of the Company’s foreign exchange currency contracts and interest rate swap agreements.
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
Summary of Derivative Instruments
The fair value of derivative instruments in the condensed consolidated balance sheets is as follows (in thousands):

	Derivative Balance Sheet Location	Fair Value at May 1, 2021	Fair Value at Jan 30, 2021
ASSETS:
Derivatives designated as hedging instruments:
Cash flow hedges:
Foreign exchange currency contracts	Other current assets/Other assets	$353	$—
Total		$353	$—
LIABILITIES:
Derivatives designated as hedging instruments:
Cash flow hedges:
Foreign exchange currency contracts	Accrued expenses	$1,663	$3,326
Interest rate swap	Other long-term liabilities	665	999
Total derivatives designated as hedging instruments		2,328	4,325
Derivatives not designated as hedging instruments:
Foreign exchange currency contracts	Accrued expenses	917	1,155
Total		$3,245	$5,480
Derivatives Designated as Hedging Instruments
Foreign Exchange Currency Contracts Designated as Cash Flow Hedges
During the three months ended May 1, 2021, the Company purchased U.S. dollar forward contracts in Europe totaling US$40.0 million that were designated as cash flow hedges. As of May 1, 2021, the Company had forward contracts outstanding for its European operations of US$126.0 million to hedge forecasted merchandise purchases, which are expected to mature over the next 15 months.
As of May 1, 2021, accumulated other comprehensive income (loss) related to foreign exchange currency contracts included a net unrealized loss of approximately $2.3 million, net of tax, which will be recognized in cost of product sales over the following 12 months, at the then current values on a pre-tax basis, which can be different than the current quarter-end values.
At January 30, 2021, the Company had forward contracts outstanding for its European operations of US$100.0 million that were designated as cash flow hedges.
Interest Rate Swap Agreement Designated as Cash Flow Hedge
As of May 1, 2021, accumulated other comprehensive income (loss) related to the interest rate swap agreement included a net unrealized loss of $0.5 million, net of tax, which will be recognized in interest expense over the following 12 months, at the then current values on a pre-tax basis, which can be different than the current quarter-end values.
The following table summarizes the gains (losses) before taxes recognized on the derivative instruments designated as cash flow hedges in OCI and net earnings (loss) for the three months ended May 1, 2021 and May 2, 2020 (in thousands):

	Gains (Losses) Recognized in OCI		Location of Gains (Losses) Reclassified from Accumulated OCI into Earnings	Gains (Losses) Reclassified from Accumulated OCI into Earnings
	Three Months Ended			Three Months Ended
	May 1, 2021	May 2, 2020		May 1, 2021	May 2, 2020
Derivatives designated as cash flow hedges:
Foreign exchange currency contracts	$1,511	$4,410	Cost of product sales	$(462)	$1,991
Interest rate swap	270	(874)	Interest expense	64	(3)

The following table summarizes net after-tax derivative activity recorded in accumulated other comprehensive income (loss) (in thousands):

	Three Months Ended
	May 1, 2021	May 2, 2020
Beginning balance gain (loss)	$(4,876)	$6,300
Net gains from changes in cash flow hedges	1,553	3,180
Net (gains) losses reclassified into earnings (loss)	460	(1,769)
Ending balance gain (loss)	$(2,863)	$7,711

Foreign Exchange Currency Contracts Not Designated as Hedging Instruments
As of May 1, 2021, the Company had euro foreign exchange currency contracts to purchase US$19.0 million expected to mature over the next one month. As of January 30, 2021, the Company had euro foreign exchange currency contracts to purchase US$19.0 million.

The following table summarizes the gains (losses) before taxes recognized on the derivative instruments not designated as hedging instruments in other income (expense) (in thousands):

	Location of Gain Recognized in Earnings (Loss)	Gain Recognized in Earnings (Loss)
		Three Months Ended
		May 1, 2021	May 2, 2020
Derivatives not designated as hedging instruments:
Foreign exchange currency contracts	Other income (expense)	$71	$1,088
(17)Subsequent Events
Dividends
On May 27, 2021, the Company announced a regular quarterly cash dividend of $0.1125 per share on the Company’s common stock. The cash dividend will be paid on June 25, 2021 to shareholders of record as of the close of business on June 9, 2021.

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
Except for historical information contained herein, certain matters discussed in this Quarterly Report, including statements concerning the potential actions and impacts related to the COVID-19 pandemic; statements concerning our future outlook; statements concerning our expectations, goals, future prospects, global cost reduction opportunities, profitability efforts, capital allocation plans, cash needs and current business strategies and strategic initiatives; and statements expressing optimism or pessimism about future opportunities are forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements, which are frequently indicated by terms such as “expect,” “could,” “will,” “should,” “goal,” “strategy,” “believe,” “estimate,” “continue,” “outlook,” “plan,” “create,” “see,” and similar terms, are only expectations, and involve known and unknown risks and uncertainties, which may cause actual results in future periods to differ materially from what is currently anticipated. Factors which may cause actual results in future periods to differ materially from current expectations include, among others: our ability to maintain our brand image and reputation; domestic and international economic or political conditions, including economic and other events that could negatively impact consumer confidence and discretionary consumer spending; the continuation or worsening of impacts related to the COVID-19 pandemic, including business, financial, human capital, litigation and other impacts to us and its partners; our ability to successfully negotiate rent relief or other lease-related terms with our landlords; our ability to maintain adequate levels of liquidity; changes to estimates related to impairments, inventory and other reserves, including the impact of the CARES Act, which were made using the best information available at the time; changes in the competitive marketplace and in our commercial relationships; our ability to anticipate and adapt to changing consumer preferences and trends; our ability to manage our inventory commensurate with customer demand; risks related to the timing and costs of delivering merchandise to our stores and our wholesale customers; unexpected or unseasonable weather conditions; our ability to effectively operate our various retail concepts, including securing, renewing, modifying or terminating leases for store locations; our ability to successfully and/or timely implement our growth strategies and other strategic initiatives; our ability to successfully implement or update information technology systems, including enhancing our global omni-channel capabilities; our ability to expand internationally and operate in regions where we have less experience, including through joint ventures; risks related to our convertible senior notes issued in April 2019, including our ability to settle the liability in cash; our ability to successfully or timely implement plans for cost reductions; our ability to effectively and efficiently manage the volume and costs associated with our European distribution centers without incurring shipment delays; our ability to attract and retain key personnel; obligations or changes in estimates arising from new or existing litigation, income tax and other regulatory proceedings; risks related to the complexity of the Tax Reform, future clarifications and legislative amendments thereto, as well as our ability to accurately interpret and predict its impact on our cash flows and financial condition; the risk of economic uncertainty associated with the United Kingdom’s departure from the European Union (“Brexit”) or any other similar referendums that may be held; the occurrence of unforeseen epidemics, such as the COVID-19 pandemic; other catastrophic events; changes in U.S. or foreign income tax or tariff policy, including changes to tariffs on imports into the U.S.; accounting adjustments to our unaudited financial statements identified during the completion of our annual independent audit of financial statements and financial controls or from subsequent events arising after issuance of this release; risk of future non-cash asset impairments, including goodwill, right-of-use lease assets and/or other store asset impairments; restructuring charges; our ability to adapt to new regulatory compliance and disclosure obligations; risks associated with our foreign operations, such as violations of laws prohibiting improper payments and the burdens of complying with a variety of foreign laws and regulations (including global data privacy regulations); risks associated with the acts or omissions of our third party vendors, including a failure to comply with our vendor code of conduct or other policies; risks associated with cyber-attacks and other cyber security risks; risks associated with our ability to properly collect, use, manage and secure consumer and employee data; risks associated with our vendors’ ability to maintain the strength and security of information technology systems; and changes in economic, political, social and other conditions affecting our foreign operations and sourcing, including the impact of currency fluctuations, global income tax rates and economic and market conditions in the various countries in which we operate. In addition to these factors, the economic, technological, managerial, and other risks identified in our most recent annual report on Form 10-K, under “Part II, Item 1A. Risk Factors” contained herein, and other filings with the Securities and Exchange Commission, including but not limited to the risk factors discussed therein, could cause actual results to differ materially from current expectations. The current global economic climate, length and severity of the COVID-19 pandemic, and uncertainty surrounding potential changes in U.S. policies and regulations may amplify many of these risks. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
COVID-19 Business Update
The coronavirus (or “COVID-19”) pandemic is continuing to impact the Company’s businesses. During the first quarter of fiscal 2022, the Company experienced significantly higher net revenue compared to the first quarter of fiscal 2021 (when government-mandated store closures were much more widespread) but lower net revenue compared to the pre-pandemic first quarter of fiscal 2020 as it remained challenged by lower demand, temporary store closures and capacity restrictions. In light of the current environment, we continue to strategically manage expenses in order to protect profitability.
In late fiscal 2021, the Company incurred a new round of government-mandated temporary store closures, mostly in Europe. The number of temporarily closed stores ebbed and flowed during the first quarter of fiscal 2022 based on local conditions. The overall impact resulted in stores being closed for less than 20% of the total days during the first quarter of fiscal 2022, primarily in Europe and Canada. As of May 1, 2021 80% of our stores were open, with the majority of closed stores located primarily in Europe and Canada. As of May 19, 2021 nearly 95% of our stores were open.
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
During the first three months of fiscal 2022, the average U.S. dollar rate was weaker against the Euro, Canadian dollar, Chinese yuan, Mexican peso, Japanese Yen and Korean won, and stronger against the Russian Ruble and Turkish lira compared to the average rate in the same prior-year period. This had an overall favorable impact on the translation of our international revenues and an unfavorable impact on earnings from operations for the three months ended May 1, 2021 compared to the same prior-year period.
If the U.S. dollar strengthens in fiscal 2022 relative to the respective fiscal 2021 foreign exchange rates, foreign exchange could negatively impact our revenues and operating results, as well as our international cash and other balance sheet items, during the remainder of fiscal 2022, particularly in Canada, Europe (primarily with respect to the euro, Turkish lira and Russian rouble) and Mexico. Alternatively, if the U.S. dollar weakens relative to the respective fiscal 2021 foreign exchange rates, our revenues and operating results, as well as our other cash balance sheet items, could be positively impacted by foreign currency fluctuations during the remainder of fiscal 2022, particularly in these regions.
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
Strategy
In December 2019 and updated in March 2021, Carlos Alberini, the Company’s Chief Executive Officer, shared his strategic vision and implementation plan for execution which included the identification of several key priorities to drive revenue and operating profit growth over the next several years. These priorities are: (i) brand relevancy; (ii) product excellence; (iii) customer centricity; (iv) global footprint; and (v) functional capabilities; each as further described below:
Brand Relevancy. We plan to optimize our brand architecture to be relevant with our three target consumer groups: Heritage, Millennials, and Generation Z. We also plan to elevate our brand and improve the quality of our products. We will continue to use unique go-to-market strategies and execute celebrity and influencer partnerships and collaborations as we believe that they are critical to engage more effectively with a younger and broader audience.

Product Excellence. We believe product is a key factor of success in our business. We strive to design and make great products and will extend our product offering to provide our customers with products for the different occasions of their lifestyles. We will seek to better address local product needs.
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
Store sales are considered comparable after the store has been open for 13 full fiscal months. If a store remodel results in a square footage change of more than 15%, or involves a relocation or a change in store concept, the store sales are removed from the comparable store base until the store has been opened at its new size, in its new location or under its new concept for 13 full fiscal months. Stores that are permanently closed or temporarily closed (including as a result of pandemic-related closures) for more than seven days in any fiscal month are excluded from the calculation in the fiscal month that they are closed. E-commerce sales are considered comparable after the online site has been operational in a country for 13 full fiscal months and exclude any related revenue from shipping fees. These criteria are consistent with the metric used by management for internal reporting and analysis to measure performance of the store or online sites. Definitions and calculations of comparable store sales used by the Company may differ from similarly titled measures reported by other companies.
As a result of the significant and varying temporary store closures and various other restrictions during the COVID-19 pandemic, both in fiscal 2021 and 2022, the Company believes that comparable store sales during these periods are not as meaningful to the evaluation of the Company’s results as they would be during more normalized periods.

Other
The Company operates on a 52/53-week fiscal year calendar, which ends on the Saturday nearest to January 31 of each year. The three months ended May 1, 2021 had the same number of days as the three months ended May 2, 2020.
Executive Summary
Overview
Net earnings attributable to Guess?, Inc. increased 107.6% to $12.0 million, or diluted earnings of $0.18 per common share, for the quarter ended May 1, 2021, compared to net loss attributable to Guess?, Inc. of $157.7 million, or diluted loss of $2.40 per common share, for the quarter ended May 2, 2020.
During the quarter ended May 1, 2021, the Company recognized $0.4 million of asset impairment charges; $2.1 million net gains on lease modifications; $1.1 million of certain professional services and legal fees and related net credits; $2.8 million of amortization of debt discount related to the Company’s convertible senior notes; and $0.1 million in additional tax expense from certain discrete tax adjustments (or a combined $1.9 million, or $0.03 per share, negative impact after considering the related tax benefit of these adjustments of $0.4 million). Excluding the impact of these items, adjusted net earnings attributable to Guess?, Inc. were $13.9 million and adjusted diluted earnings were $0.21 per common share for the quarter ended May 1, 2021. During the quarter ended May 2, 2020, the Company recognized $53.0 million of asset impairment charges; $0.5 million of net losses on lease terminations; $0.3 million of certain professional services and legal fees and related net credits; $0.2 million of separation charges; $2.6 million of amortization of debt discount related to the Company’s convertible senior notes; and a benefit of $7.9 million from certain discrete tax adjustments (or a combined $38.8 million, or $0.59 per share, negative impact after considering the related tax benefit of these adjustments of $9.8 million). Excluding the impact of these items, adjusted net loss attributable to Guess?, Inc. was $118.9 million and adjusted diluted loss was $1.81 per common share for the quarter ended May 2, 2020. References to financial results excluding the impact of these items are non-GAAP measures and are addressed below under “Non-GAAP Measures.”
Highlights of the Company’s performance for the quarter ended May 1, 2021 compared to the same prior-year period are presented below followed by a more comprehensive discussion under “Results of Operations”:
Operations
•Total net revenue increased 99.8% to $520.0 million for the quarter ended May 1, 2021, from $260.3 million in the same prior-year quarter. In constant currency, net revenue increased by 90.3%.
•Gross margin (gross profit as a percentage of total net revenue) increased 27.5% to 40.7% for the quarter ended May 1, 2021, from 13.2% in the same prior-year period.
•Selling, general and administrative (“SG&A”) expenses as a percentage of total net revenue (“SG&A rate”) decreased 19.1% to 35.9% for the quarter ended May 1, 2021, compared to 55.0% in the same prior-year period. SG&A expenses increased 30.3% to $186.7 million for the quarter ended May 1, 2021, from $143.3 million in the same prior-year period.
•During the quarter ended May 1, 2021, the Company recognized asset impairment charges of $0.4 million, compared to $53.0 million in the same prior-year period.
•Operating margin increased 67.5% to 5.1% for the quarter ended May 1, 2021, compared to negative 62.4% in the same prior-year period, driven primarily by overall leveraging of expenses. Lower asset impairment charges favorably impacted operating margin by 20.3% during the quarter ended May 1, 2021 compared to the same prior-year period. Earnings from operations were $26.6 million for the quarter ended May 1, 2021, compared to losses from operations of $162.5 million in the same prior-year period.

•Other expense, net (including interest income and expense), was $8.3 million for the quarter ended May 1, 2021, compared to $24.4 million in the same prior-year period.
•The effective income tax rate was an expense of 29.8% for the quarter ended May 1, 2021, compared to a benefit of 14.1% in the same prior-year period. The Company’s effective income tax rate for the quarter ended May 2, 2020 included the favorable impact from certain discrete income tax adjustments totaling $7.9 million.
Key Balance Sheet Accounts
•The Company had $395.1 million in cash and cash equivalents and $0.2 million in restricted cash as of May 1, 2021, compared to $419.4 million in cash and cash equivalents and $0.2 million in restricted cash at May 2, 2020.
◦As of May 1, 2021, the Company had $56.0 million in outstanding borrowings under its term loans and $5.1 million in outstanding borrowings under its credit facilities compared to $193.7 million in outstanding borrowings under its credit facilities and $24.7 million in outstanding borrowings under its term loans as of May 2, 2020.
◦There were no share repurchases during the quarters ended May 1, 2021 and May 2, 2020.
•Accounts receivable consists of trade receivables relating primarily to the Company’s wholesale business in Europe and, to a lesser extent, to its wholesale businesses in the Americas and Asia, royalty receivables relating to its licensing operations, credit card and retail concession receivables related to its retail businesses and certain other receivables. Accounts receivable increased by $66.8 million, or 27.9%, to $306.3 million as of May 1, 2021 compared to $239.5 million at May 2, 2020. On a constant currency basis, accounts receivable increased by $45.7 million, or 19.1%, when compared to May 2, 2020.
•Inventory increased by $12.4 million, or 3.1%, to $404.9 million as of May 1, 2021, from $392.5 million at May 2, 2020. On a constant currency basis, inventory decreased by $15.7 million, or 4.0%, when compared to May 2, 2020.
Global Store Count
In the first quarter of fiscal 2022, together with our partners, we opened 34 new stores worldwide, consisting of ten stores in Europe and the Middle East and 24 stores in Asia and the Pacific. Together with our partners, we closed 24 stores worldwide, consisting of ten stores in Asia and the Pacific, seven stores in Europe and the Middle East, five stores in the U.S., and two stores in Canada.
We ended the first quarter of fiscal 2022 with 1,580 stores and 362 concessions worldwide, comprised as follows:

	Stores			Concessions
Region	Total	Directly-Operated	Partner Operated	Total	Directly-Operated	Partner Operated
United States	246	244	2	1	—	1
Canada	74	74	—	—	—	—
Central and South America	105	70	35	29	29	—
Total Americas	425	388	37	30	29	1
Europe and the Middle East	728	511	217	45	45	—
Asia and the Pacific	427	142	285	287	92	195
Total	1,580	1,041	539	362	166	196
Of the total 1,580 stores, 1,316 were GUESS? stores, 171 were GUESS? Accessories stores, 58 were G by GUESS (GbG) stores and 35 were MARCIANO stores.

Results of Operations
Three Months Ended May 1, 2021 and May 2, 2020
Consolidated Results
Net Revenue. Net revenue increased by $259.8 million, or 99.8%, to $520.0 million for the quarter ended May 1, 2021, from $260.3 million for the quarter ended May 2, 2020. In constant currency, net revenue increased by 90.3%, driven by lower comparable sales driven by reduced store traffic and temporary store closures resulting from the COVID-19 pandemic in the same prior-year period and, to a lesser extent, a shift in European wholesale shipments into fiscal 2022. Currency translation fluctuations relating to our foreign operations favorably impacted net revenue by $24.8 million, compared to the same prior-year period.
Gross Margin. Gross margin increased 27.5% to 40.7% for the quarter ended May 1, 2021, compared to 13.2% in the same prior-year period, of which 21.0% was due to lower occupancy rate and 650 basis points was due to higher product margins. The lower occupancy rate resulted primarily from leveraging occupancy costs due mainly to the impact of prior-year temporary store closures in Americas Retail and, to a lesser extent, a shift in European wholesale shipments into fiscal 2022. The product margins were higher as the prior year’s quarter included significant inventory reserves.
Gross Profit. Gross profit increased by $177.3 million, or 518.1%, to $211.6 million for the quarter ended May 1, 2021, compared to $34.2 million in the same prior-year period. The increase in gross profit, which included the favorable impact of currency translation, was due primarily to the favorable impact on gross profit from higher revenue, as well as lower occupancy costs. Currency translation fluctuations relating to our foreign operations favorably impacted gross profit by $8.1 million.
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
SG&A Rate. The Company’s SG&A rate decreased 19.1% to 35.9% for the quarter ended May 1, 2021, from 55.0% in the same prior-year period, driven by leveraging of expenses due to higher European wholesale revenues and, to a lesser extent, temporary store closures in Americas Retail in the same prior-year period.
SG&A Expenses. SG&A expenses increased by $43.4 million, or 30.3%, to $186.7 million for the quarter ended May 1, 2021, from $143.3 million in the same prior-year period. The increase, which included the unfavorable impact of currency translation, was driven primarily by higher variable expenses in the current year quarter as well as lower payroll and overall discretionary expenses due to significant COVID-19 impacts in the same prior-year period. Currency translation fluctuations relating to our foreign operations unfavorably impacted SG&A expenses by $9.0 million.
Asset Impairment Charges. During the quarter ended May 1, 2021, the Company recognized minimal impairment of certain operating lease right-of-use (“ROU”) assets and $0.4 million of impairment charges of property and equipment related to certain retail locations compared to impairments of $28.2 million of certain operating lease ROU assets and $24.8 million of property and equipment during the quarter ended May 2, 2020, resulting from lower revenue and future cash flow projections from the ongoing effects of the COVID-19 pandemic. Currency translation fluctuations relating to our foreign operations had minimal unfavorable impact on asset impairment charges.
Operating Margin. Operating margin increased 67.5% to 5.1% for the quarter ended May 1, 2021, compared to negative 62.4% in the same prior-year period, driven primarily by overall leveraging of expenses and, to a lesser extent, lower asset impairment charges. Lower asset impairment charges favorably impacted operating margin by 20.3% during the quarter ended May 1, 2021 compared to the same prior-year period. Excluding the impact of lower asset impairment charges, net gains on lease modifications compared to net losses on lease modifications, and increased expenses related to certain professional services and legal fees and related net credits, the Company’s operating margin would have increased 46.7% compared to the same prior-year period. The negative impact of currency on operating margin for the quarter was approximately 40 basis points.
Earnings from Operations.   Earnings from operations increased by $189.1 million, or 116.4%, to $26.6 million for the quarter ended May 1, 2021, compared to a loss from operations of $162.5 million in the same prior-year period. Currency translation fluctuations relating to our foreign operations unfavorably impacted earnings from operations by $0.7 million.
Interest Expense, Net. Interest expense, net, was $5.6 million for the quarter ended May 1, 2021, compared to $4.9 million for the quarter ended May 2, 2020.
Other Expense, Net. Other expense, net, was $2.7 million for the quarter ended May 1, 2021, compared to $19.6 million in the same prior-year period. The change was driven primarily by market volatility which resulted in lower net unrealized losses on the translation of foreign currency balances compared to higher net unrealized losses in the quarter ended May 2, 2020.
Income Tax Expense (Benefit).  Income tax expense for the quarter ended May 1, 2021 was $5.5 million, or a 29.8% effective tax rate, compared to income tax benefit of $26.4 million, or a 14.1% effective tax rate, in the same prior-year period. Generally, income taxes for the interim periods are computed using the tax rate estimated to be applicable for the full fiscal year, adjusted for discrete items, which is subject to ongoing review and evaluation by management.
During the three months ended May 2, 2020, the Company recognized a tax benefit of approximately $11.8 million from a tax rate change related to the ability to carryback net operating losses to tax years with a higher federal corporate tax rate as allowed under the CARES Act enacted in March 2020. This benefit was partially offset by a valuation allowance of $3.7 million resulting from jurisdictions where there have been cumulative net operating losses, limiting the Company’s ability to consider other subjective evidence to continue to recognize the existing deferred tax assets. Excluding the impact of these items, the increase in the effective tax rate was due primarily to a change in the mix of statutory earnings for the three months ended May 1, 2021, compared to the same prior-year period.
Net Earnings (Loss) Attributable to Noncontrolling Interests. Net earnings (loss) attributable to noncontrolling interests were $0.9 million and $(2.9) million, net of taxes, for the quarters ended May 1, 2021 and May 2, 2020, respectively.
Net Earnings (Loss) Attributable to Guess?, Inc. Net earnings (loss) attributable to Guess?, Inc. were $12.0 million for the quarter ended May 1, 2021, compared to $(157.7) million in the same prior-year period. Diluted earnings per share (“EPS”) were $0.18 for the quarter ended May 1, 2021, compared to diluted loss per share of $2.40 in the same prior-year period. The Company estimates a positive impact from its share buybacks and currency of $0.01 and $0.09, respectively, on diluted EPS in the first quarter of fiscal 2022. During the quarter ended May 1, 2021, the Company recognized $0.4 million of asset impairment charges; $2.1 million net gains on lease modifications; $1.1 million of certain professional services and legal fees and related net credits; $2.8 million of amortization of debt discount related to the Company’s convertible senior notes; and $0.1 million in additional tax expense from certain discrete tax adjustments (or a combined $1.9 million, or $0.03 per share, negative impact after considering the related tax benefit of these adjustments of $0.4 million). Excluding the impact of these items, adjusted net earnings attributable to Guess?, Inc. were $13.9 million and adjusted diluted earnings were $0.21 per common share for the quarter ended May 1, 2021. The Company estimates its share buybacks and currency had a positive impact of $0.01 and $0.09, respectively, on adjusted diluted EPS in the first quarter of fiscal 2022. During the quarter ended May 2, 2020, the Company recognized $53.0 million of asset impairment charges; $0.5 million of net losses on lease terminations; $0.3 million of certain professional services and legal fees and related net credits; $0.2 million of separation charges; $2.6 million of amortization of debt discount related to the Company’s convertible senior notes; and a benefit of $7.9 million from certain discrete tax adjustments (or a combined $38.8 million, or $0.59 per share, negative impact after considering the related tax benefit of these adjustments of $9.8 million). Excluding the impact of these items, adjusted net loss attributable to Guess?, Inc. was $118.9 million and adjusted diluted loss was $1.81 per common share for the quarter ended May 2, 2020. References to financial results excluding the impact of these items are non-GAAP measures and are addressed below under “Non-GAAP Measures.”
Information by Business Segment
The following table presents our net revenue and earnings (loss) from operations by segment for the three months ended May 1, 2021 and May 2, 2020 (dollars in thousands):

	Three Months Ended
	May 1, 2021	May 2, 2020	$ Change	% Change
Net revenue:
Americas Retail	$155,535	$74,584	$80,951	108.5%
Americas Wholesale	45,430	25,875	19,555	75.6%
Europe	241,852	106,473	135,379	127.1%
Asia	55,660	40,385	15,275	37.8%
Licensing	21,525	12,934	8,591	66.4%
Total net revenue	$520,002	$260,251	$259,751	99.8%
Earnings (loss) from operations:
Americas Retail	$20,274	$(36,673)	$56,947	(155.3%)
Americas Wholesale	11,555	1,624	9,931	611.5%
Europe	4,198	(44,406)	48,604	(109.5%)
Asia	(1,808)	(22,777)	20,969	(92.1%)
Licensing	19,431	10,094	9,337	92.5%
Total segment earnings (loss) from operations	53,650	(92,138)	145,788	(158.2%)
Corporate overhead	(28,776)	(16,921)	(11,855)	70.1%
Asset impairment charges	(441)	(52,972)	52,531	(99.2%)
Net gains (losses) on lease modifications	2,145	(456)	2,601	(570.4%)
Total earnings (loss) from operations	$26,578	$(162,487)	$189,065	(116.4%)

Operating margins:
Americas Retail	13.0%	(49.2%)
Americas Wholesale	25.4%	6.3%
Europe	1.7%	(41.7%)
Asia	(3.2%)	(56.4%)
Licensing	90.3%	78.0%
Total Company	5.1%	(62.4%)
Americas Retail
Net revenue from our Americas Retail segment increased by $81.0 million, or 108.5%, to $155.5 million for the quarter ended May 1, 2021, from $74.6 million in the same prior-year period. In constant currency, net revenue increased by 105.9%, due primarily to lower comparable sales driven by reduced store traffic and temporary store closures resulting from the COVID-19 pandemic in the same prior-year period. Comparable store sales (including e-commerce) increased 6% in U.S. dollars and 5% in constant currency compared to the same prior-year period. The inclusion of our e-commerce sales increased the comparable sales percentage by 16% in U.S. dollars and constant currency. Excluding the impact from the temporary store closures, the store base for the U.S. and Canada decreased by an average of 37 net stores during the quarter ended May 1, 2021 compared to the same prior-year period, resulting in a 7.7% net decrease in average square footage. Currency translation fluctuations relating to our non-U.S. retail stores and e-commerce sites favorably impacted net revenue by $2.0 million.
Operating margin increased 62.2% to 13.0% for the quarter ended May 1, 2021, from negative 49.2% in the same prior-year quarter, driven primarily by leveraging of expenses as well as lower markdowns.

Earnings from operations from our Americas Retail segment increased by $56.9 million, or 155.3%, to $20.3 million for the quarter ended May 1, 2021, from loss from operations of $36.7 million in the same prior-year period. The increase is due primarily to the favorable impact on earnings from higher revenue and leveraging of expenses.
Americas Wholesale
Net revenue from our Americas Wholesale segment increased by $19.6 million, or 75.6%, to $45.4 million for the quarter ended May 1, 2021, from $25.9 million in the same prior-year period. In constant currency, net revenue increased by 71.0%, driven primarily by increased demand in our U.S. wholesale business. Currency translation fluctuations relating to our non-U.S. wholesale businesses favorably impacted net revenue by $1.2 million.
Operating margin increased 19.1% to 25.4% for the quarter ended May 1, 2021, compared to 6.3% in the same prior-year quarter, due mainly to lower markdowns and leveraging of expenses.
Earnings from operations from our Americas Wholesale segment increased by $9.9 million, or 611.5%, to $11.6 million for the quarter ended May 1, 2021, from $1.6 million in the same prior-year period. The increase reflects the favorable impact on earnings from higher revenue.
Europe
Net revenue from our Europe segment increased by $135.4 million, or 127.1%, to $241.9 million for the quarter ended May 1, 2021, compared to $106.5 million in the same prior-year period. In constant currency, net revenue increased by 110.0%, driven primarily by a shift in wholesale shipments into fiscal 2022. Comparable store sales (including e-commerce) increased 44% in U.S. dollars and 32% in constant currency compared to the same prior-year period. The inclusion of our e-commerce sales increased the comparable sales percentage by 43% in U.S. dollars and 38% in constant currency. As of May 1, 2021, the Company directly operated 511 stores in Europe compared to 517 stores at May 2, 2020, excluding concessions, which represents a 1.2% decrease over the same prior-year period. Currency translation fluctuations relating to our European operations favorably impacted net revenue by $18.2 million.
Operating margin increased 43.4% to 1.7% for the quarter ended May 1, 2021, compared to negative 41.7% in the same prior-year quarter, driven by overall leveraging of expenses due to a shift in wholesale shipments.
Earnings from operations from our Europe segment increased by $48.6 million, or 109.5%, to $4.2 million for the quarter ended May 1, 2021, compared to loss from operations of $44.4 million in the same prior-year period, driven primarily by the favorable impact on earnings from higher revenue and overall leveraging of expenses. Currency translation fluctuations relating to our European operations unfavorably impacted earnings from operations by $1.4 million.
Asia
Net revenue from our Asia segment increased by $15.3 million, or 37.8%, to $55.7 million for the quarter ended May 1, 2021, from $40.4 million in the same prior-year period. In constant currency, net revenue increased by 29.3%, due primarily to lower comparable sales driven by reduced store traffic resulting from the COVID-19 pandemic in the same prior-year period. Comparable store sales (including e-commerce) increased 32% in U.S. dollars and 23% in constant currency. The inclusion of the Company’s e-commerce sales decreased the comparable sales percentage by 11% in U.S. dollars and constant currency. Currency translation fluctuations relating to our Asian operations favorably impacted net revenue by $3.4 million.
Operating margin increased 53.2% to negative 3.2% for the quarter ended May 1, 2021, from negative 56.4% in the same prior-year quarter, as the prior year’s quarter included significant inventory reserves and the current quarter benefited from leveraging of expenses.
Loss from operations from our Asia segment was $1.8 million for the quarter ended May 1, 2021, compared to loss from operations of $22.8 million in the same prior-year period. The decrease was due to significant inventory reserves in the prior year quarter and the leveraging of expenses in the current year quarter.
Licensing
Net royalty revenue from our Licensing segment increased by $8.6 million, or 66.4%, to $21.5 million for the quarter ended May 1, 2021, from $12.9 million in the same prior-year period, due primarily to higher demand and strong performance in handbags, fragrance, and footwear.
Earnings from operations from our Licensing segment increased by $9.3 million, or 92.5%, to $19.4 million for the quarter ended May 1, 2021, from $10.1 million in the same prior-year period. The increase was mainly due to leveraging of expenses.
Corporate Overhead
Unallocated corporate overhead increased by $11.9 million to $28.8 million for the quarter ended May 1, 2021, compared to $16.9 million in the same prior-year period. The increase was due to lower expenses in the prior year quarter mainly related to expense savings in response to the pandemic and lower performance-based compensation.
Non-GAAP Measures
The financial information presented in this Quarterly Report includes non-GAAP financial measures, such as adjusted results and constant currency financial information. For the three months ended May 1, 2021 and May 2, 2020, the adjusted results exclude the impact of certain professional service, legal fees and related net credits, certain separation charges, asset impairment charges, net (gains) losses on lease modifications, non-cash amortization of debt discount on the Company’s convertible senior notes, the related income tax impacts of these adjustments as well as certain discrete income tax adjustments, where applicable. These non-GAAP measures are provided in addition to, and not as alternatives for, the Company’s reported GAAP results.
These items affect the comparability of the Company’s reported results. The financial results are also presented on a non-GAAP basis, as defined in Section 10(e) of Regulation S-K of the SEC, to exclude the effect of these items. The Company has excluded these items from its adjusted financial measures primarily because it believes these items are not indicative of the underlying performance of its business and the adjusted financial information provided is useful for investors to evaluate the comparability of the Company’s operating results and its future outlook (when reviewed in conjunction with the Company’s GAAP financial statements). A reconciliation of reported GAAP results to comparable non-GAAP results is provided in the accompanying tables.
The adjusted measures for the three months ended May 1, 2021 exclude the impact of $0.4 million of asset impairment charges; $2.1 million net gains on lease modifications; $1.1 million of certain professional services and legal fees and related net credits; $2.8 million of amortization of debt discount on the Company’s convertible senior notes; and $0.1 million in additional tax expense from certain discrete tax adjustments. The asset impairment charges related primarily to impairment of property and equipment related to certain retail locations resulting from lower revenue and future cash flow projections from the ongoing effects of the COVID-19 pandemic. Certain professional service and legal fees and related net credits were primarily due to amounts which the Company otherwise would not have incurred as part of its business operations. These items resulted in a combined $1.9 million negative impact (after considering the related tax benefit of $0.4 million), or an unfavorable $0.03 per share impact during the three months ended May 1, 2021. Net earnings attributable to Guess?, Inc. were $12.0 million and diluted earnings were $0.18 per common share for the three months ended May 1, 2021. Excluding the impact of these items, adjusted net earnings attributable to Guess?, Inc. were $13.9 million and adjusted diluted earnings were $0.21 per common share for the three months ended May 1, 2021.
The adjusted measures for the three months ended May 2, 2020 exclude the impact of $53.0 million of asset impairment charges; $0.5 million of net losses on lease terminations; $0.3 million of certain professional services and legal fees and related net credits; $0.2 million of separation charges; $2.6 million of amortization of debt discount on the Company’s convertible senior notes; and a benefit of $7.9 million from certain discrete tax adjustments. The asset impairment charges related to the impairment of certain operating lease right-of-use assets and, to a lesser extent, impairment of property and equipment related to certain retail locations resulting from lower revenue and future cash flow projections due to the ongoing effects of the COVID-19 pandemic. The net losses on lease terminations related primarily to the early termination of certain lease agreements. Certain professional service and legal fees and related net credits were primarily due to amounts which the Company otherwise would not have incurred as part of its business operations. The separation-related charges mainly related to certain cash severance payments, partially offset by adjustments to non-cash stock-based compensation expense related to our former Chief Executive Officer resulting from changes in expected performance conditions of certain previously granted stock awards that were no longer subject to service vesting requirements after his departure. During the three months ended May 2, 2020, the Company recognized a tax benefit of approximately $11.8 million from a tax rate change related to the ability to carryback net operating losses to tax years with a higher federal corporate tax rate as allowed under the CARES Act enacted in March 2020. This benefit was partially offset by a valuation allowance of $3.7 million resulting from jurisdictions where there have been cumulative net operating losses, limiting the Company’s ability to consider other subjective evidence to continue to recognize the existing deferred tax assets. These items resulted in a combined $38.8 million negative impact (after considering the related tax benefit of $9.8 million), or an unfavorable $0.59 per share impact during the three months ended May 2, 2020. Net loss attributable to Guess?, Inc. was $157.7 million and diluted loss was $2.40 per common share for the three months ended May 2, 2020. Excluding the impact of these items, adjusted net loss attributable to Guess?, Inc. was $118.9 million and adjusted diluted loss was $1.81 per common share for the three months ended May 2, 2020.
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
Liquidity and Capital Resources
We need liquidity globally primarily to fund our working capital, occupancy costs, interest payments on our debt, remodeling and rationalization of our retail stores, shop-in-shop programs, concessions, systems, infrastructure, other existing operations, expansion plans, international growth and potential acquisitions and investments. In addition, in the U.S. we need liquidity to fund share repurchases and payment of dividends to our stockholders. Generally, our working capital needs are highest during the late summer and fall as our inventories increase before the holiday selling period. During the three months ended May 1, 2021, we relied primarily on trade credit, available cash, real estate and other operating leases, finance leases, proceeds from our credit facilities and term loans and internally generated funds to finance our operations. We anticipate that we will be able to satisfy our ongoing cash requirements during the next 12 months for working capital, capital expenditures, payments on our debt, finance leases and operating leases as well as lease modification payments, potential acquisitions and investments, and share repurchases and dividend payments to stockholders, primarily with cash flow from operations and existing cash balances as supplemented by borrowings under our existing Credit Facility in the U.S. and Canada as well as bank facilities in Europe and China and proceeds from our term loans, as needed. Due to the seasonality of our business and cash needs, we may increase borrowings under our established credit facilities from time-to-time during the next 12 months. If we experience a sustained decrease in consumer demand related to the COVID-19 pandemic, we may require access to additional credit, which may not be available to us on commercially acceptable terms or at all.
Our outstanding convertible senior notes may be converted at the option of the holders as described in “Part I, Item 1, Financial Statements – Note 10 – Convertible Senior Notes and Related Transactions” of this Form 10-Q and in “Note 10 – Convertible Senior Notes and Related Transactions” of the Consolidated Financial Statements included in our Annual Report on Form 10-K. As of May 1, 2021, none of the conditions allowing holders of the convertibles notes to convert had been met. If our trading price exceeds 130% of the conversion price of the convertible notes for at least 20 trading days during the 30 consecutive trading-day period ending on, and including, September 30, 2021, holders of the convertible notes would have the right to convert their convertible notes during the calendar quarter beginning October 1, 2021. Upon conversion, we will pay or deliver, as the case may be, cash, shares of our common stock or a combination of cash and shares of our common stock, at our election, in the manner and subject to the terms and conditions provided in the indenture governing the convertible notes. The convertible note hedge transaction we entered into in connection with our issuance of the convertible notes is expected generally to reduce the potential dilution upon conversion of the convertible notes and/or offset any cash payments we are required to make in excess of the principal amount of convertible notes that are converted, as the case may be. We expect to settle the principal amount of our outstanding convertible senior notes in 2024 in cash and any excess in shares.
On March 27, 2020, the U.S. government enacted the CARES Act to provide economic relief from the COVID-19 pandemic. Among other provisions, the CARES Act allows for a full offset of taxable income in a five-year carryback period for net operating losses, which will reduce current period tax expense and may result in a refund of previously paid income tax amounts at higher historical tax rates.
The Company has historically considered the undistributed earnings of its foreign subsidiaries to be indefinitely reinvested. As a result of the Tax Reform, the Company had a substantial amount of previously taxed earnings that could be distributed to the U.S. without additional U.S. taxation. The Company continues to evaluate its plans for reinvestment or repatriation of unremitted foreign earnings and regularly reviews its cash positions and determination of permanent reinvestment of foreign earnings. If the Company determines that all or a portion of such foreign earnings are no longer indefinitely reinvested, it may be subject to additional foreign withholding taxes and U.S. state income taxes, beyond the Tax Reform’s one-time transition tax. The Company intends to indefinitely reinvest the remaining earnings from the Company’s foreign subsidiaries for which a deferred tax liability has not already been recorded. It is not practicable to estimate the amount of tax that might be payable if these earnings were repatriated due to the complexities associated with the hypothetical calculation. As of May 1, 2021, the Company had cash and cash equivalents of $395.1 million, of which approximately $101.0 million was held in the U.S.
Excess cash and cash equivalents, which represent the majority of our outstanding cash and cash equivalents balance, are held primarily in overnight deposit and short-term time deposit accounts and money market accounts. Please see “—Important Factors Regarding Forward-Looking Statements” discussed above, “Part II, Item 1A. Risk Factors” in this Form 10-Q and “Part I, Item 1A. Risk Factors” contained in the Company’s most recent Annual Report on Form 10-K for the fiscal year ended January 30, 2021 for a discussion of risk factors which could reasonably be likely to result in a decrease of internally generated funds available to finance capital expenditures and working capital requirements.

COVID-19 Impact on Liquidity
Refer to the “COVID-19 Business Update” section above for a discussion of the impact from the COVID-19 pandemic on our financial performance and our liquidity.
In light of store closures and reduced traffic in stores, the Company has taken certain actions with respect to certain of its existing leases, including engaging with landlords to discuss rent deferrals as well as other rent concessions. Throughout the COVID-19 pandemic, we have suspended rental payments and/or paid reduced rental amounts with respect to our retail stores that were closed or experiencing drastically reduced customer traffic as a result of the COVID-19 pandemic. Over the last year, we have successfully negotiated with several landlords, including some of our larger landlords and have received rent abatement benefits as well as new lease terms for some of our affected leases. The Company continues to engage in discussions with additional affected landlords in an effort to achieve appropriate rent relief and other lease concessions and, in some cases, to terminate existing leases. In some instances, where negotiations with landlords have proven unsuccessful, the Company is engaged in litigation related to rent obligations both during the COVID-19 pandemic and through the term of the lease.
Three Months Ended May 1, 2021 and May 2, 2020
The Company has presented below the cash flow performance comparison of the three months ended May 1, 2021, compared to the three months ended May 2, 2020.
Operating Activities
Net cash used in operating activities was $53.6 million for the three months ended May 1, 2021, compared to $61.6 million for the three months ended May 2, 2020, or an improvement of $7.9 million. This improvement was driven primarily by higher cash flows generated from net earnings, partially offset by unfavorable changes in working capital.
Investing Activities
Net cash used in investing activities was $7.8 million for the three months ended May 1, 2021, compared to $5.7 million for the three months ended May 2, 2020. Net cash used in investing activities for the three months ended May 1, 2021 related primarily to capital expenditures incurred on leasehold improvements, investments in technology infrastructure and, to a lesser extent, existing store remodeling programs and international retail expansion.
The increase in cash used in investing activities was driven primarily by higher strategic investments in technology and retail remodels during the three months ended May 1, 2021 compared to the same prior-year period. During the three months ended May 1, 2021, the Company opened 11 directly-operated stores compared to five directly-operated stores that were opened in the same prior-year period.
Financing Activities
Net cash used in financing activities was $9.7 million for the three months ended May 1, 2021, compared to net cash provided by financing activities of $210.1 million for the three months ended May 2, 2020. Net cash used in financing activities for the three months ended May 1, 2021 related primarily to payment of dividends and repayments on borrowings and finance lease obligations, partially offset by proceeds from borrowings.
The change in cash provided by (used in) financing activities was driven primarily by lower proceeds received from borrowings and higher payment of dividends during the three months ended May 1, 2021 compared to the same prior-year period.
Effect of Exchange Rates on Cash, Cash Equivalents and Restricted Cash
During the three months ended May 1, 2021, changes in foreign currency translation rates decreased our reported cash, cash equivalents and restricted cash balance by $2.8 million. This compares to a decrease of $8.0 million in cash, cash equivalents and restricted cash driven by changes in foreign currency translation rates during the three months ended May 2, 2020.

Working Capital
As of May 1, 2021, the Company had net working capital (including cash and cash equivalents) of $497.5 million, compared to $470.0 million at January 30, 2021 and $388.2 million at May 2, 2020.
The Company’s primary working capital needs are for the current portion of lease liabilities, accounts receivable and inventory. The accounts receivable balance consists of trade receivables relating primarily to the Company’s wholesale business in Europe and, to a lesser extent, to its wholesale businesses in the Americas and Asia, royalty receivables relating to its licensing operations, credit card and retail concession receivables related to its retail businesses and certain other receivables. Accounts receivable increased by $66.8 million, or 27.9%, to $306.3 million as of May 1, 2021, from $239.5 million at May 2, 2020. On a constant currency basis, accounts receivable increased by $45.7 million, or 19.1%, when compared to May 2, 2020. As of May 1, 2021, approximately 48% of our total net trade receivables and 60% of our European net trade receivables were subject to credit insurance coverage, certain bank guarantees or letters of credit for collection purposes. Our credit insurance coverage contains certain terms and conditions specifying deductibles and annual claim limits. Inventory increased by $12.4 million, or 3.1%, to $404.9 million as of May 1, 2021, from $392.5 million at May 2, 2020. On a constant currency basis, inventory decreased by $15.7 million, or 4.0%, when compared to May 2, 2020, driven primarily by improved inventory management.
Capital Expenditures
Gross capital expenditures totaled $9.1 million, before deducting lease incentives of $1.1 million, for the three months ended May 1, 2021. This compares to gross capital expenditures of $6.0 million, before deducting lease incentives of $0.4 million for the three months ended May 2, 2020.
We will periodically evaluate strategic acquisitions and alliances and pursue those that we believe will support and contribute to our overall growth initiatives.
Dividends
On May 27, 2021, the Company announced a regular quarterly cash dividend of $0.1125 per share on the Company’s common stock. The cash dividend will be paid on June 25, 2021 to shareholders of record as of the close of business on June 9, 2021.
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
Share Repurchases
There were no shares repurchased under the Company’s share repurchase program during the three months ended May 1, 2021. As of May 1, 2021, the Company had remaining authority under the program to purchase $47.8 million of its common stock.
Borrowings and Finance Lease Obligations and Convertible Senior Notes
See “Part I, Item 1. Financial Statements – Note 9 – Borrowings and Finance Lease Obligations” and “Part I, Item 1. Financial Statements – Note 10 – Convertible Senior Notes and Related Transactions” in this Form 10-Q for disclosures about our borrowings and finance lease obligations and convertible senior notes.
Supplemental Executive Retirement Plan
As a non-qualified pension plan, no dedicated funding of the Company’s Supplemental Executive Retirement Plan (“SERP”) is required; however, the Company has made periodic payments into insurance policies held in a rabbi trust to fund the expected obligations arising under the non-qualified SERP.

The cash surrender values of the insurance policies were $71.6 million and $72.1 million as of May 1, 2021 and January 30, 2021, respectively, and were included in other assets in the Company’s condensed consolidated balance sheets. As a result of changes in the value of the insurance policy investments, the Company recorded minimal unrealized losses and $3.1 million unrealized losses in other expense during the three months ended May 1, 2021 and May 2, 2020, respectively. The projected benefit obligation was $52.1 million and $52.3 million as of May 1, 2021 and January 30, 2021, respectively, and was included in accrued expenses and other long-term liabilities in the Company’s condensed consolidated balance sheets depending on the expected timing of payments. SERP benefit payments of $0.5 million and $0.6 million were made during the three months ended May 1, 2021 and May 2, 2020, respectively.
Contractual Obligations and Commitments
As of May 1, 2021, there were no material changes to our contractual obligations and commitments outside the ordinary course of business compared to the disclosures included in our Form 10-K for the fiscal year ended January 30, 2021. See “Part I, Item 1. Financial Statements – Note 9 – Borrowings and Finance Lease Obligations” and “Part I, Item 1. Financial Statements – Note 10 – Convertible Senior Notes and Related Transactions” for further information on these arrangements.
Application of Critical Accounting Policies and Estimates
Our critical accounting policies reflecting our estimates and judgments are described in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the fiscal year ended January 30, 2021 filed with the SEC on April 9, 2021. There have been no significant changes to our critical accounting policies during the three months ended May 1, 2021.
Recently Issued Accounting Guidance
See “Part I, Item 1. Financial Statements – Note 1 – Basis of Presentation and New Accounting Guidance” for disclosures about recently issued accounting guidance.
ITEM 3.Quantitative and Qualitative Disclosures About Market Risk.
Exchange Rate Risk
More than two-thirds of product sales recorded for the three months ended May 1, 2021 were denominated in currencies other than the U.S. dollar. The Company’s primary exchange rate risk relates to operations in Europe, Canada, South Korea, China, Hong Kong and Mexico. Changes in currencies affect our earnings in various ways. For further discussion on currency-related risk, please refer to our risk factors under “Part I, Item 1A. Risk Factors” contained in the Company’s most recent Annual Report on Form 10-K for the fiscal year ended January 30, 2021.
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
During the three months ended May 1, 2021, the total foreign currency translation adjustment decreased stockholders’ equity by $2.2 million, driven primarily by the weakening of the U.S. dollar against the euro.
Foreign Currency Transaction Gains and Losses
Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency, including gains and losses on foreign exchange currency contracts (see below), are included in the condensed consolidated statements of income (loss). Net foreign currency transaction losses of $4.1 million and $10.5 million were included in the determination of net earnings (loss) for the three months ended May 1, 2021 and May 2, 2020, respectively.
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
Foreign Exchange Currency Contracts Designated as Cash Flow Hedges
During the three months ended May 1, 2021, the Company purchased U.S. dollar forward contracts in Europe totaling US$40.0 million that were designated as cash flow hedges. As of May 1, 2021, the Company had forward contracts outstanding for its European operations of US$126.0 million to hedge forecasted merchandise purchases, which are expected to mature over the next 15 months. The Company’s foreign exchange currency contracts are recorded in its condensed consolidated balance sheet at fair value based on quoted market rates. Changes in the fair value of the U.S. dollar forward contracts, designated as cash flow hedges for forecasted merchandise purchases, are recorded as a component of accumulated other comprehensive income (loss) within stockholders’ equity and are recognized in cost of product sales in the period that approximates the time the hedged merchandise inventory is sold. Changes in the fair value of the U.S. dollar forward contracts, designated as cash flow hedges for forecasted intercompany royalties, are recorded as a component of accumulated other comprehensive income (loss) within stockholders’ equity and are recognized in other income (expense) in the period in which the royalty expense is incurred.
As of May 1, 2021, accumulated other comprehensive income (loss) related to foreign exchange currency contracts included a net unrealized loss of approximately $2.3 million net of tax, which will be recognized in cost of product sales over the following 12 months, at the then current values on a pre-tax basis, which can be different than the current quarter-end values.

As of May 1, 2021, the net unrealized loss of the remaining open forward contracts recorded in the Company’s condensed consolidated balance sheet was approximately $1.3 million.
At January 30, 2021, the Company had forward contracts outstanding for its European operations of US$100.0 million that were designated as cash flow hedges. At January 30, 2021, the net unrealized loss of these open forward contracts recorded in the Company’s condensed consolidated balance sheet was approximately $3.3 million.
Foreign Exchange Currency Contracts Not Designated as Hedging Instruments
The Company has also foreign exchange currency contracts that are not designated as hedging instruments for accounting purposes. Changes in fair value of foreign exchange currency contracts not designated as hedging instruments are reported in net earnings (loss) as part of other income (expense). For the three months ended May 1, 2021, the Company recorded a net gain of $0.1 million for its euro dollar foreign exchange currency contracts not designated as hedges, which has been included in other income (expense). As of May 1, 2021, the Company had euro foreign exchange currency contracts to purchase US$19.0 million expected to mature over the next one month. As of May 1, 2021, the net unrealized loss of these open forward contracts recorded in the Company’s condensed consolidated balance sheet was approximately $0.9 million.
At January 30, 2021, the Company had euro foreign exchange currency contracts to purchase US$19.0 million. At January 30, 2021, the net unrealized loss of these open forward contracts recorded in the Company’s condensed consolidated balance sheet was approximately $1.2 million.
Sensitivity Analysis
As of May 1, 2021, a sensitivity analysis of changes in foreign currencies when measured against the U.S. dollar indicates that, if the U.S. dollar had uniformly weakened by 10% against all of the U.S. dollar denominated foreign exchange derivatives totaling US$145.0 million, the fair value of the instruments would have decreased by $16.1 million. Conversely, if the U.S. dollar uniformly strengthened by 10% against all of the U.S. dollar denominated foreign exchange derivatives, the fair value of these instruments would have increased by $13.2 million. Any resulting changes in the fair value of the hedged instruments may be partially offset by changes in the fair value of certain balance sheet positions (primarily U.S. dollar denominated liabilities in our foreign operations) impacted by the change in the foreign currency rate. The ability to reduce the exposure of currencies on earnings depends on the magnitude of the derivatives compared to the balance sheet positions during each reporting cycle.
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
As of May 1, 2021, accumulated other comprehensive income (loss) related to the interest rate swap agreement included a net unrealized loss of $0.5 million net of tax, which will be recognized in interest expense over the following 12 months, at the then current values on a pre-tax basis, which can be different than the current quarter-end values. As of May 1, 2021, the net unrealized loss of the interest rate swap recorded in the Company’s condensed consolidated balance sheet was approximately $0.7 million. As of January 30, 2021, the net unrealized loss of the interest rate swap recorded in the Company’s condensed consolidated balance sheet was approximately $1.0 million.
Sensitivity Analysis
As of May 1, 2021, the Company had borrowings under its credit facility arrangements of $5.1 million which are based on variable rates of interest. Accordingly, changes in interest rates would impact the Company’s results of operations in future periods. A 100 basis point increase in interest rates would not have had a significant effect on interest expense for the three months ended May 1, 2021.
As of May 1, 2021, the Company also had indebtedness related to term loans of $56.0 million, finance lease obligations of $22.4 million and its Mortgage Debt of $18.3 million. The term loans provide for annual interest rates ranging between 0.5% to 2.2%. The finance lease obligations are based on fixed interest rates derived from the respective agreements. The Mortgage Debt is covered by a separate interest rate swap agreement with a swap fixed interest rate of approximately 3.06% that matures in January 2026. The interest rate swap agreement is designated as a cash flow hedge and converts the nature of the Company’s Mortgage Debt from LIBOR floating-rate debt to fixed-rate debt.
The fair values of the Company’s debt instruments are based on the amount of future cash flows associated with each instrument discounted using the Company’s incremental borrowing rate. As of May 1, 2021 and January 30, 2021, the carrying value was not materially different from fair value, as the interest rates on the Company’s debt approximated rates currently available to the Company. The fair value of the Company’s convertible senior notes is determined based on inputs that are observable in the market and have been classified as Level 2 in the fair value hierarchy.
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
There was no change in our internal control over financial reporting during the first quarter of fiscal 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1.Legal Proceedings.
See “Part I, Item 1. Financial Statements – Note 13 – Commitments and Contingencies – Legal and Other Proceedings” in this Form 10-Q for disclosures about our legal and other proceedings.
ITEM 1A. Risk Factors.
There have not been any material changes in the Risk Factors as previously disclosed in our Annual Report on Form 10-K for the year ended January 30, 2021 filed with the SEC on April 9, 2021.
ITEM 2.Unregistered Sales of Equity Securities and Use of Proceeds.
Items (a) and (b) are not applicable.
Item (c). Issuer Purchases of Equity Securities
The Company’s share repurchases during each fiscal month of the first quarter of fiscal 2022 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
January 31, 2021 to February 27, 2021
Repurchase program[1]	—	—	—	$47,834,956
Employee transactions[2]	—	—	—
February 28, 2021 to April 3, 2021
Repurchase program[1]	—	—	—	$47,834,956
Employee transactions[2]	595	$22.86	—
April 4, 2021 to May 1, 2021
Repurchase program[1]	—	—	—	$47,834,956
Employee transactions[2]	82	27.85	—
Total
Repurchase program[1]	—	—	—
Employee transactions[2]	677	$23.47	—
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

Guess?, Inc.

Date:	June 4, 2021	By:	/s/ CARLOS ALBERINI
Carlos Alberini
Chief Executive Officer

Date:	June 4, 2021	By:	/s/ KATHRYN ANDERSON
Kathryn Anderson
Chief Financial Officer
(Principal Financial Officer)