Form 10-Q
period 2021-07-31
GUESS INC
filed 2021-09-02
CIK 912463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended July 31, 2021
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
As of August 27, 2021, the registrant had 64,956,706 shares of Common Stock, $.01 par value per share, outstanding.

GUESS?, INC.
FORM 10-Q
i

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements.

GUESS?, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	Jul 31, 2021	Jan 30, 2021
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$458,914	$469,110
Accounts receivable, net	299,915	314,147
Inventories	430,289	389,144
Other current assets	74,771	60,123
Total current assets	1,263,889	1,232,524
Property and equipment, net	210,515	216,196
Goodwill	36,181	36,736
Deferred tax assets	71,878	72,417
Restricted cash	230	235
Operating lease right-of-use assets	727,636	764,804
Other assets	146,572	142,956
	$2,456,901	$2,465,868
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of borrowings and finance lease obligations	$21,193	$38,710
Accounts payable	285,578	300,427
Accrued expenses and other current liabilities	193,989	200,602
Current portion of operating lease liabilities	214,392	222,800
Total current liabilities	715,152	762,539
Convertible senior notes, net	264,604	258,614
Long-term debt and finance lease obligations	79,924	68,554
Long-term operating lease liabilities	623,040	662,657
Other long-term liabilities	138,084	144,004
Total long-term liabilities	1,820,804	1,896,368
Redeemable noncontrolling interests	4,074	3,920

Commitments and contingencies (Note 13)

Stockholders’ equity:
Preferred stock, $.01 par value. Authorized 10,000,000 shares; no shares issued and outstanding	—	—
Common stock, $.01 par value. Authorized 150,000,000 shares; issued 142,789,664 and 142,793,679 shares, outstanding 64,967,975 and 64,230,162 shares, as of July 31, 2021 and January 30, 2021, respectively	650	642
Paid-in capital	555,765	553,111
Retained earnings	1,093,342	1,034,823
Accumulated other comprehensive loss	(123,928)	(120,675)
Treasury stock, 77,821,689 and 78,563,517 shares as of July 31, 2021 and January 30, 2021, respectively	(915,511)	(924,238)
Guess?, Inc. stockholders’ equity	610,318	543,663
Nonredeemable noncontrolling interests	21,705	21,917
Total stockholders’ equity	632,023	565,580
	$2,456,901	$2,465,868

See accompanying notes to condensed consolidated financial statements.

GUESS?, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	Jul 31, 2021	Aug 1, 2020	Jul 31, 2021	Aug 1, 2020
Product sales	$606,691	$386,392	$1,105,168	$633,709
Net royalties	21,933	12,147	43,458	25,081
Net revenue	628,624	398,539	1,148,626	658,790
Cost of product sales	334,538	251,511	642,982	477,533
Gross profit	294,086	147,028	505,644	181,257
Selling, general and administrative expenses	205,617	150,293	392,301	293,581
Asset impairment charges	1,501	11,969	1,942	64,941
Net gains on lease modifications	(420)	(885)	(2,565)	(429)
Earnings (loss) from operations	87,388	(14,349)	113,966	(176,836)
Other income (expense):
Interest expense	(6,009)	(5,941)	(11,935)	(11,403)
Interest income	461	436	835	1,046
Other income (expense), net	(1,001)	5,548	(3,702)	(14,032)
Total other income (expense)	(6,549)	43	(14,802)	(24,389)

Earnings (loss) before income tax expense (benefit)	80,839	(14,306)	99,164	(201,225)
Income tax expense (benefit)	17,692	6,386	23,147	(19,995)
Net earnings (loss)	63,147	(20,692)	76,017	(181,230)
Net earnings (loss) attributable to noncontrolling interests	2,085	(334)	2,949	(3,206)
Net earnings (loss) attributable to Guess?, Inc.	$61,062	$(20,358)	$73,068	$(178,024)

Net earnings (loss) per common share attributable to common stockholders:
Basic	$0.94	$(0.31)	$1.13	$(2.72)
Diluted	$0.91	$(0.31)	$1.10	$(2.72)

Weighted average common shares outstanding attributable to common stockholders:
Basic	64,336	65,177	64,185	65,446
Diluted	66,074	65,177	65,933	65,446

See accompanying notes to condensed consolidated financial statements.

GUESS?, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)

	Three Months Ended		Six Months Ended
	Jul 31, 2021	Aug 1, 2020	Jul 31, 2021	Aug 1, 2020
Net earnings (loss)	$63,147	$(20,692)	$76,017	$(181,230)
Other comprehensive income (loss) (“OCI”):
Foreign currency translation adjustment
Gains (losses) arising during the period	(5,251)	32,802	(7,467)	14,303
Derivative financial instruments designated as cash flow hedges
Gains (losses) arising during the period	1,633	(7,897)	3,414	(4,361)
Less income tax effect	(162)	885	(390)	529
Reclassification to net earnings (loss) for (gains) losses realized	1,024	(2,462)	1,422	(4,450)
Less income tax effect	(234)	264	(172)	483
Defined benefit plans
Foreign currency and other adjustments	(44)	(236)	85	(236)
Less income tax effect	5	25	(8)	24
Net actuarial loss amortization	106	97	211	193
Prior service credit amortization	(17)	(16)	(34)	(32)
Less income tax effect	(12)	(10)	(23)	(19)
Total comprehensive income (loss)	60,195	2,760	73,055	(174,796)
Less comprehensive income (loss) attributable to noncontrolling interests:
Net earnings (loss)	2,085	(334)	2,949	(3,206)
Foreign currency translation adjustment	74	1,759	291	(1,867)
Amounts attributable to noncontrolling interests	2,159	1,425	3,240	(5,073)
Comprehensive income (loss) attributable to Guess?, Inc.	$58,036	$1,335	$69,815	$(169,723)

See accompanying notes to condensed consolidated financial statements.

GUESS?, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended
	Jul 31, 2021	Aug 1, 2020
Cash flows from operating activities:
Net earnings (loss)	$76,017	$(181,230)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	27,918	32,250
Amortization of debt discount	5,562	5,197
Amortization of debt issuance costs	681	661
Share-based compensation expense	8,862	9,789
Forward contract (gains) losses	(421)	3,420
Net loss from impairment and disposition of long-term assets	3,152	65,974
Other items, net	8,357	11,889
Changes in operating assets and liabilities:
Accounts receivable	3,947	94,373
Inventories	(39,230)	(16,002)
Prepaid expenses and other assets	(24,902)	(20,550)
Operating lease assets and liabilities, net	(10,323)	39,902
Accounts payable and accrued expenses	(16,494)	(3,923)
Other long-term liabilities	(150)	(1,065)
Net cash provided by operating activities	42,976	40,685
Cash flows from investing activities:
Purchases of property and equipment	(21,601)	(10,099)
Proceeds from sale of business and long-term assets	1,648	336
Net cash settlement of forward contracts	(755)	(273)
Purchases of investments	—	(1,882)
Other investing activities	(98)	(52)
Net cash used in investing activities	(20,806)	(11,970)
Cash flows from financing activities:
Proceeds from borrowings	10,730	274,594
Repayments on borrowings and finance lease obligations	(21,638)	(218,267)
Dividends paid	(14,818)	(958)
Noncontrolling interest capital distribution	(3,452)	—
Issuance of common stock, net of tax withholdings on vesting of stock awards	2,539	(2,908)
Purchase of treasury stock	—	(38,876)
Net cash provided by (used in) financing activities	(26,639)	13,585
Effect of exchange rates on cash, cash equivalents and restricted cash	(5,732)	1,070
Net change in cash, cash equivalents and restricted cash	(10,201)	43,370
Cash, cash equivalents and restricted cash at the beginning of the year	469,345	284,828
Cash, cash equivalents and restricted cash at the end of the period	$459,144	$328,198

Supplemental cash flow data:
Interest paid	$5,051	$5,277
Income taxes paid, net of refunds	$21,382	$2,967

Non-cash investing and financing activity:
Assets acquired under finance lease obligations	$5,751	$276
Receivable and related adjustments from sale of retail locations	$—	$(364)

See accompanying notes to condensed consolidated financial statements.

GUESS?, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)

	For the three and six months ended July 31, 2021
	Guess?, Inc. Stockholders’ Equity
	Common Stock					Treasury Stock
	Shares	Amount	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Shares	Amount	Nonredeemable Noncontrolling Interests	Total
Balance at January 30, 2021	64,230,162	$642	$553,111	$1,034,823	$(120,675)	78,563,517	$(924,238)	$21,917	$565,580
Net earnings	—	—	—	12,006	—	—	—	864	12,870
Other comprehensive income (loss), net of income tax of ($190)	—	—	—	—	(227)	—	—	217	(10)
Issuance of common stock under stock compensation plans	689,653	7	(6,417)	—	—	(690,492)	8,123	—	1,713
Issuance of stock under Employee Stock Purchase Plan	12,798	—	81	—	—	(12,798)	151	—	232
Share-based compensation	—	—	4,056	4	—	—	—	—	4,060
Dividends, net of forfeitures on non-participating securities	—	—	—	(7,252)	—	—	—	—	(7,252)
Balance at May 1, 2021	64,932,613	$649	$550,831	$1,039,581	$(120,902)	77,860,227	$(915,964)	$22,998	$577,193
Net earnings	—	—	—	61,062	—	—	—	2,085	63,147
Other comprehensive income (loss), net of income tax of ($403)	—	—	—	—	(3,026)	—	—	74	(2,952)
Issuance of common stock under stock compensation plans	24,233	1	60	—	—	(27,409)	323	—	384
Issuance of stock under Employee Stock Purchase Plan	11,129	—	79	—	—	(11,129)	130	—	209
Share-based compensation	—	—	4,795	7	—	—	—	—	4,802
Dividends, net of forfeitures on non-participating securities	—	—	—	(7,308)	—	—	—	—	(7,308)
Noncontrolling interest capital distribution	—	—	—	—	—	—	—	(3,452)	(3,452)
Balance at July 31, 2021	64,967,975	$650	$555,765	$1,093,342	$(123,928)	77,821,689	$(915,511)	$21,705	$632,023

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
July 31, 2021
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
Interim Financial Statements
In the opinion of management, the accompanying unaudited condensed consolidated financial statements of the Company contain all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the condensed consolidated balance sheets as of July 31, 2021 and January 30, 2021, the condensed consolidated statements of income (loss), comprehensive income (loss), cash flows and stockholders’ equity for the three and six months ended July 31, 2021 and August 1, 2020. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) for interim financial information and the instructions to Rule 10-01 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). Accordingly, they have been condensed and do not include all of the information and footnotes required by GAAP for complete financial statements. The results of operations and cash flows for the three and six months ended July 31, 2021 are not necessarily indicative of the results of operations to be expected for the full fiscal year.
These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended January 30, 2021.
Fiscal Periods
The three and six months ended July 31, 2021 had the same number of days as the three and six months ended August 1, 2020. All references herein to “fiscal 2022,” “fiscal 2021” and “fiscal 2020” represent the results of the 52-week fiscal years ending January 29, 2022, January 30, 2021 and February 1, 2020, respectively.
COVID-19 Business Update
The coronavirus (“COVID-19”) pandemic is continuing to impact the Company’s businesses. During the second quarter of fiscal 2022, the Company experienced lower net revenue compared to the second quarter of fiscal 2020 as it remained challenged by lower demand, capacity restrictions and temporary store closures. In light of the current environment, the Company continues to strategically manage expenses in order to protect profitability.
During the second quarter of fiscal 2022, the Company gradually reopened its stores that were closed at the end of the first quarter of fiscal 2022 due to COVID-19 restrictions. As of July 31, 2021, almost all of our stores were open.

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
The COVID-19 pandemic has materially impacted the Company’s results during the three and six months ended July 31, 2021 and August 1, 2020. The Company’s operations could continue to be impacted in ways the Company is not able to predict today due to the evolving situation. While the Company believes it has made reasonable accounting estimates based on the facts and circumstances that were available as of the reporting date, to the extent there are differences between these estimates and actual results, the Company’s results of operations and financial position could be materially impacted.
Revenue Recognition
The Company recognizes the majority of its revenue from its direct-to-consumer (brick-and-mortar retail stores and concessions as well as e-commerce) and wholesale distribution channels at a point in time when it satisfies a performance obligation and transfers control of the product to the respective customer.
The Company also recognizes royalty revenue from its trademark license agreements. The Company’s trademark license agreements represent symbolic licenses that are dependent on the Company’s continued support over the term of the license agreement. The amount of revenue that is recognized from the licensing arrangements is based on sales-based royalty and advertising fund contributions as well as specific fixed payments, where applicable. The Company’s trademark license agreements customarily provide for a multi-year initial term ranging from three to 15 years and may contain options to renew prior to expiration for an additional multi-year period. The unrecognized portion of upfront payments is included in deferred royalties in accrued expenses and other long-term liabilities depending on the short or long-term nature of the payments to be recognized. As of July 31, 2021, the Company had $5.7 million and $14.8 million of deferred royalties related to these upfront payments included in accrued expenses and other current liabilities and other long-term liabilities, respectively. This compares to $6.6 million and $17.1 million of deferred royalties related to these upfront payments included in accrued expenses and other current liabilities and other long-term liabilities, respectively, at January 30, 2021. During the three and six months ended July 31, 2021, the Company recognized $3.6 million and $7.1 million in net royalties related to the amortization of the deferred royalties, respectively. During the three and six months ended August 1, 2020, the Company recognized $3.1 million and $6.7 million in net royalties related to the amortization of the deferred royalties, respectively.
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
As of July 31, 2021, approximately 55% of the Company’s total net trade accounts receivable and 70% of its European net trade receivables were subject to credit insurance coverage, certain bank guarantees or letters of credit for collection purposes. The Company’s credit insurance coverage contains certain terms and conditions specifying deductibles and annual claim limits. Management evaluates the creditworthiness of the counterparties to the credit insurance, bank guarantees, and letters of credit and records a provision for the risk of loss on these instruments based on these evaluations as considered necessary.
The Company’s credit losses for the periods presented were not significant compared to sales and did not significantly exceed management’s estimates. Refer to Note 5 for further information on the Company’s allowance for doubtful accounts.
Recently Issued Accounting Guidance
In March 2020, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance to provide temporary optional expedients and exceptions related to contract modifications and hedge accounting to ease the financial reporting burdens of the expected market transition from LIBOR and other interbank offered rates to alternative reference rates, such as the Secured Financial Oversight Rate (“SOFR”). This guidance may be adopted up to December 31, 2022. The Company is currently evaluating its election options and the impact on its consolidated financial statements and related disclosures.
In August 2020, the FASB issued authoritative guidance to simplify the accounting for convertible instruments and contracts in an entity’s own equity and the diluted earnings per share computations for these instruments. This guidance removes major separation models required under current guidance which will enable more convertible debt instruments to be reported as a single liability instrument with no separate accounting for embedded conversion features. This guidance is effective for fiscal years beginning after December 31, 2021, which will be the Company’s first quarter of fiscal 2023, on either a full or modified retrospective basis. Early adoption is permitted for fiscal years beginning after December 31, 2020, which was the Company’s first quarter of fiscal 2022. The Company is currently evaluating the impact of the adoption of this guidance on its consolidated financial statements and related disclosures.
In May 2021, the FASB issued authoritative guidance to clarify and reduce diversity in accounting for modifications or exchanges of freestanding equity-classified written call options that remain equity classified after modifications or exchanges based on the substance of the transactions. This guidance is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years, which will be the Company’s first quarter of fiscal 2023. The Company is currently evaluating the impact of the adoption of this guidance on its consolidated financial statements and related disclosures.
(2)    Lease Accounting
The Company primarily leases its showrooms, advertising, licensing, sales and merchandising offices, remote distribution and warehousing facilities and retail and factory outlet store locations under operating lease agreements expiring on various dates through January 2039. The Company also leases some of its equipment, as well as computer hardware and software, under operating and finance lease agreements expiring on various dates through May 2027.

The Company’s lease agreements primarily provide for lease payments based on a minimum annual rental amount, a percentage of annual sales volume, periodic adjustments related to inflation or a combination of such lease payments. Certain retail store leases provide for lease payments based upon the minimum annual rental amount and a percentage of annual sales volume, generally ranging from 3% to 28%, when specific sales volumes are exceeded. The Company’s retail concession leases also provide for lease payments primarily based upon a percentage of annual sales volume, which averages approximately 34%.
In addition to the amounts as disclosed below, the Company has estimated additional operating lease commitments of approximately $15.1 million for leases where the Company has not yet taken possession of the underlying asset as of July 31, 2021. As such, the related operating lease ROU assets and operating lease liabilities have not been recognized in the Company’s condensed consolidated balance sheet as of July 31, 2021.
The components of leases are (in thousands):

		Jul 31, 2021	Jan 30, 2021
Assets	Balance Sheet Location
Operating	Operating lease right-of-use assets	$727,636	$764,804
Finance	Property and equipment, net	23,172	20,595
Total lease assets		$750,808	$785,399

Liabilities	Balance Sheet Location
Current:
Operating	Current portion of operating lease liabilities	$214,392	$222,800
Finance	Current portion of borrowings and finance lease obligations	6,153	4,698
Noncurrent:
Operating	Long-term operating lease liabilities	623,040	662,657
Finance	Long-term debt and finance lease obligations	18,641	17,365
Total lease liabilities		$862,226	$907,520

The components of lease costs are (in thousands):

		Three Months Ended		Six Months Ended
	Income Statement Location	Jul 31, 2021	Aug 1, 2020	Jul 31, 2021	Aug 1, 2020
Operating lease costs	Cost of product sales	$45,776	$50,005	$92,460	$105,374
Operating lease costs	Selling, general and administrative expenses	6,189	5,355	12,546	10,531
Operating lease costs[1,2]	Net gains on lease modifications	(420)	(885)	(2,565)	(429)
Finance lease costs
Amortization of leased assets[3]	Cost of product sales	17	20	28	32
Amortization of leased assets[3]	Selling, general and administrative expenses	1,406	474	2,767	1,338
Interest on lease liabilities	Interest expense	263	208	629	490
Variable lease costs[4]	Cost of product sales	16,640	13,209	32,379	27,557
Variable lease costs[4]	Selling, general and administrative expenses	445	638	1,019	1,217
Short-term lease costs	Cost of product sales	126	181	231	420
Short-term lease costs	Selling, general and administrative expenses	1,123	170	2,294	1,959
Total lease costs[1]		$71,565	$69,375	$141,788	$148,489
____________________________________________________________________
Notes:
1The Company has made certain reclassifications to prior period amounts to conform to the current period presentation.
2During the three and six months ended July 31, 2021 and August 1, 2020, net gains on lease modifications related primarily to the early termination of lease agreements for certain of the Company’s retail locations. Operating lease costs for these retail locations prior to the early termination were included in cost of product sales.
3Amortization of leased assets related to finance leases are included in depreciation expense within cost of product sales or selling, general and administrative expenses depending on the nature of the asset in the Company’s condensed consolidated statements of income (loss).
4During the three and six months ended July 31, 2021, variable lease costs included certain rent concessions of approximately $5.8 million and $11.9 million, respectively, received by the Company, primarily in Europe, related to the COVID-19 pandemic. During the three and six months ended August 1, 2020, variable lease costs included certain rent concessions of approximately $7.7 million and $10.5 million, respectively, received by the Company, primarily in Europe, related to the COVID-19 pandemic.

Maturities of the Company’s operating and finance lease liabilities as of July 31, 2021 are (in thousands):

	Operating Leases
Maturity of Lease Liabilities	Non-Related Parties	Related Parties	Finance Leases	Total
2022[1]	$133,685	$4,450	$3,826	$141,961
2023	185,793	7,716	7,131	200,640
2024	151,520	7,939	7,121	166,580
2025	108,827	7,309	4,298	120,434
2026	78,057	6,916	2,996	87,969
After 2026	189,134	36,362	3,109	228,605
Total lease payments	847,016	70,692	28,481	946,189
Less: Interest	68,825	11,451	3,687	83,963
Present value of lease liabilities	$778,191	$59,241	$24,794	$862,226
______________________________________________________________________
Notes:
1Represents the maturity of lease liabilities for the remainder of fiscal 2022 and also includes rent payments that have been deferred due to the COVID-19 pandemic. This amount does not include payments made during the six months ended July 31, 2021.
Other supplemental information is (dollars in thousands):

Lease Term and Discount Rate	Jul 31, 2021
Weighted-average remaining lease term
Operating leases	6.0 Years
Finance leases	4.4 Years
Weighted-average discount rate
Operating leases	3.4%
Finance leases	6.5%

	Six Months Ended
Supplemental Cash Flow Information	Jul 31, 2021	Aug 1, 2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$115,264	$70,890
New operating ROU assets obtained in exchange for lease liabilities	$63,238	$19,566
Impairment
During the three and six months ended July 31, 2021, there were minimal ROU asset impairment charges recorded primarily in Europe. During the three and six months ended August 1, 2020, the Company recorded ROU asset impairment charges of $8.2 million and $36.5 million, respectively, related to ROU assets at certain retail locations in North America and Europe. The asset impairment charges were determined based on the excess of carrying value over the fair value of the ROU assets. The Company uses estimates of market participant rents to calculate fair value of the ROU assets. Refer to Note 15 for more information on the Company’s impairment testing.
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
The computation of basic and diluted net earnings (loss) per common share attributable to common stockholders is (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	Jul 31, 2021	Aug 1, 2020	Jul 31, 2021	Aug 1, 2020
Net earnings (loss) attributable to Guess?, Inc.	$61,062	$(20,358)	$73,068	$(178,024)
Less net earnings attributable to nonvested restricted stockholders	699	—	775	—
Net earnings (loss) attributable to common stockholders	$60,363	$(20,358)	$72,293	$(178,024)

Weighted average common shares used in basic computations	64,336	65,177	64,185	65,446
Effect of dilutive securities: Stock options, convertible senior notes and restricted stock units[1]	1,738	—	1,748	—
Weighted average common shares used in diluted computations	66,074	65,177	65,933	65,446

Net earnings (loss) per common share attributable to common stockholders:
Basic	$0.94	$(0.31)	$1.13	$(2.72)
Diluted	$0.91	$(0.31)	$1.10	$(2.72)
______________________________________________________________________
Notes:
1For the three and six months ended August 1, 2020, there were 262,086 and 382,222, respectively, of potentially dilutive shares that were not included in the computation of diluted weighted average common shares and common equivalent shares outstanding because their effect would have been antidilutive given the Company’s net loss.
During the three months ended July 31, 2021 and August 1, 2020, equity awards granted for 272,705 and 4,121,433, respectively, of the Company’s common shares and for the six months ended July 31, 2021 and August 1, 2020, equity awards granted for 326,474 and 3,890,881, respectively, of the Company’s common shares were outstanding but were excluded from the computation of diluted weighted average common shares and common equivalent shares outstanding because the assumed proceeds, as calculated under the treasury stock method, resulted in these awards being antidilutive. For the three and six months ended July 31, 2021, there were 695,566 nonvested stock units which are subject to the achievement of performance-based or market-based vesting conditions that were excluded from the computation of diluted weighted average common shares and common equivalent shares outstanding as the respective conditions were not achieved as of July 31, 2021. For the three and six months ended August 1, 2020, the Company excluded 525,875 nonvested stock units which were subject to the achievement of performance-based vesting conditions from the computation of diluted weighted average common shares and common equivalent shares outstanding because these conditions were not achieved as of August 1, 2020.
The conversion spread on the Company’s convertible senior notes has a dilutive impact on diluted earnings per share when the average market price of the Company’s common stock for a given period exceeds the conversion price of $25.78 per share of common stock.

Warrants to initially purchase 11.6 million shares of the Company’s common shares at an initial strike price of $46.88 per share were outstanding as of July 31, 2021 and August 1, 2020. These warrants were excluded from the computation of diluted earnings per share since the warrants’ adjusted strike price was greater than the average market price of the Company’s common stock during the three and six months ended July 31, 2021 and August 1, 2020.
(4)Stockholders’ Equity
Share Repurchase Program
During the three and six months ended July 31, 2021, there were no shares repurchased under the Company’s Share Repurchase Program. There were 4,000,000 shares repurchased at an aggregate cost of $38.8 million under the program during the three and six months ended August 1, 2020. As of July 31, 2021, the Company had remaining authority under the program to purchase $47.8 million of its common stock. Refer to Note 17 for more information regarding the Company’s newly authorized share repurchase program.
Dividends
The following sets forth the cash dividend declared per share:

	Three Months Ended		Six Months Ended
	Jul 31, 2021	Aug 1, 2020	Jul 31, 2021	Aug 1, 2020
Cash dividend declared per share	$0.1125	$—	$0.2250	$—
During the first and second quarters of fiscal 2021, the Company announced that its Board of Directors had deferred the decision with respect to the payment of its quarterly cash dividend, in light of the uncertainties related to the COVID-19 pandemic. The Company resumed paying its quarterly cash dividend of $0.1125 per share beginning in the third quarter of fiscal 2021, but decided to not declare any cash dividends for the first and second quarters of fiscal 2021.
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

Accumulated Other Comprehensive Income (Loss)
The changes in accumulated other comprehensive income (loss), net of related income taxes, are (in thousands):

	Foreign Currency Translation Adjustment	Derivative Financial Instruments Designated as Cash Flow Hedges	Defined Benefit Plans	Total

	Three Months Ended Jul 31, 2021
Balance at May 1, 2021	$(108,403)	$(2,863)	$(9,636)	$(120,902)
Gains (losses) arising during the period	(5,325)	1,471	(39)	(3,893)
Reclassification to net earnings (loss) for losses realized	—	790	77	867
Net other comprehensive income (loss)	(5,325)	2,261	38	(3,026)
Balance at July 31, 2021	$(113,728)	$(602)	$(9,598)	$(123,928)

	Six Months Ended Jul 31, 2021
Balance at January 30, 2021	$(105,970)	$(4,876)	$(9,829)	$(120,675)
Gains (losses) arising during the period	(7,758)	3,024	77	(4,657)
Reclassification to net earnings (loss) for losses realized	—	1,250	154	1,404
Net other comprehensive income (loss)	(7,758)	4,274	231	(3,253)
Balance at July 31, 2021	$(113,728)	$(602)	$(9,598)	$(123,928)

	Three Months Ended Aug 1, 2020
Balance at May 2, 2020	$(152,162)	$7,711	$(8,851)	$(153,302)
Gains (losses) arising during the period	31,043	(7,012)	(211)	23,820
Reclassification to net earnings (loss) for (gains) losses realized	—	(2,198)	71	(2,127)
Net other comprehensive income (loss)	31,043	(9,210)	(140)	21,693
Balance at August 1, 2020	$(121,119)	$(1,499)	$(8,991)	$(131,609)

	Six Months Ended Aug 1, 2020
Balance at February 1, 2020	$(137,289)	$6,300	$(8,921)	$(139,910)
Gains (losses) arising during the period	16,170	(3,832)	(212)	12,126
Reclassification to net earnings (loss) for (gains) losses realized	—	(3,967)	142	(3,825)
Net other comprehensive income (loss)	16,170	(7,799)	(70)	8,301
Balance at August 1, 2020	$(121,119)	$(1,499)	$(8,991)	$(131,609)

Details on reclassifications out of accumulated other comprehensive income (loss) to net earnings (loss) are (in thousands):

	Three Months Ended		Six Months Ended		Location of (Gain) Loss Reclassified from Accumulated OCI into Earnings (Loss)
	Jul 31, 2021	Aug 1, 2020	Jul 31, 2021	Aug 1, 2020
Derivative financial instruments designated as cash flow hedges:
Foreign exchange currency contracts	$829	$(2,504)	$1,291	$(4,495)	Cost of product sales
Interest rate swap	195	42	131	45	Interest expense
Less income tax effect	(234)	264	(172)	483	Income tax expense (benefit)
	790	(2,198)	1,250	(3,967)
Defined benefit plans:
Net actuarial loss amortization	106	97	211	193	Other income (expense)
Prior service credit amortization	(17)	(16)	(34)	(32)	Other income (expense)
Less income tax effect	(12)	(10)	(23)	(19)	Income tax expense (benefit)
	77	71	154	142
Total reclassifications during the period	$867	$(2,127)	$1,404	$(3,825)
(5)Accounts Receivable
Accounts receivable is summarized as follows (in thousands):

	Jul 31, 2021	Jan 30, 2021
Trade	$273,185	$288,782
Royalty	22,079	20,565
Other	17,416	19,000
	312,680	328,347
Less allowances	12,765	14,200
	$299,915	$314,147
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
(6)Inventories
Inventories consist of the following (in thousands):

	Jul 31, 2021	Jan 30, 2021
Raw materials	$990	$53
Work in progress	33	43
Finished goods	429,266	389,048
	$430,289	$389,144
The balances include an allowance to write down inventories to the lower of cost or net realizable value of $36.9 million and $35.5 million as of July 31, 2021 and January 30, 2021, respectively.

(7)Income Taxes
Effective Tax Rate
Income tax expense for the interim periods was computed using the income tax rate estimated to be applicable for the full fiscal year, adjusted for discrete items. The Company’s effective income tax rate was an expense of 23.3% for the six months ended July 31, 2021, compared to a benefit of 9.9% for the six months ended August 1, 2020. The change in the effective income tax rate was primarily due to: (1) earnings for the six months ended July 31, 2021 compared to losses for the same prior-year period; (2) a shift in the distribution of earnings among the Company’s tax jurisdictions compared to the same prior-year period; and (3) an income tax benefit recorded in fiscal 2021 resulting from a change in income tax rates related to the ability to carryback net operating losses to income tax years with a higher federal corporate tax rate, partially offset by a valuation allowance for cumulative net operating losses limiting the Company’s ability to recognize deferred tax assets.
Unrecognized Tax Benefit
From time-to-time, the Company is subject to routine income and other income tax audits on various income tax matters around the world in the ordinary course of business. As of July 31, 2021, several income tax audits were ongoing for various periods in multiple jurisdictions. These audits could conclude with an assessment of additional income tax liability for the Company. These assessments could arise as the result of timing or permanent differences and could be material to the Company’s net income or future cash flows. In the event the Company disagrees with an assessment from a taxing authority, the Company may elect to appeal, litigate, pursue settlement or take other actions. The Company accrues an amount for its estimate of additional income tax liability which the Company, more likely than not, will incur as a result of the ultimate resolution of income tax audits (“uncertain income tax positions”).
The Company had aggregate accruals for uncertain income tax positions, including penalties and interest, of $42.6 million and $40.0 million as of July 31, 2021 and January 30, 2021, respectively. This includes an accrual of $19.9 million for the estimated transition tax (excluding interest) related to the 2017 Tax Cuts and Jobs Act. The Company reviews and updates the estimates used in the accrual for uncertain income tax positions, as appropriate, as more definitive information or interpretations become available from income taxing authorities, and on the completion of income tax audits, the receipt of assessments, expiration of statutes of limitations, or occurrence of other events.
During the second quarter of fiscal 2021, the Company became aware of a foreign withholding income tax regulation that could be interpreted to apply to certain of its previous transactions. The Company currently does not expect its exposure, if any, will have a material impact on its condensed consolidated financial position, results of operations or cash flows.
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

Net revenue and earnings (loss) from operations are summarized (in thousands):

	Three Months Ended		Six Months Ended
	Jul 31, 2021	Aug 1, 2020	Jul 31, 2021	Aug 1, 2020
Net revenue:
Americas Retail	$186,297	$110,065	$341,832	$184,649
Americas Wholesale	49,858	20,285	95,288	46,160
Europe	322,723	205,851	564,575	312,324
Asia	47,813	50,191	103,473	90,576
Licensing	21,933	12,147	43,458	25,081
Total net revenue	$628,624	$398,539	$1,148,626	$658,790
Earnings (loss) from operations:
Americas Retail	$37,916	$(4,704)	$58,190	$(41,377)
Americas Wholesale	12,944	1,688	24,499	3,312
Europe	51,417	20,795	55,615	(23,611)
Asia	(4,847)	(3,367)	(6,655)	(26,144)
Licensing	20,154	11,511	39,585	21,605
Total segment earnings (loss) from operations	117,584	25,923	171,234	(66,215)
Corporate overhead	(29,115)	(29,188)	(57,891)	(46,109)
Asset impairment charges[1]	(1,501)	(11,969)	(1,942)	(64,941)
Net gains on lease modifications[2]	420	885	2,565	429
Total earnings (loss) from operations	$87,388	$(14,349)	$113,966	$(176,836)
______________________________________________________________________
Notes:
1.During the three and six months ended July 31, 2021 and August 1, 2020, the Company recognized asset impairment charges related primarily to impairment of certain operating lease ROU assets and impairment of property and equipment related to certain retail locations resulting from lower revenue and future cash flow projections from the ongoing effects of the COVID-19 pandemic and expected store closures. Refer to Note 2 and Note 15 for more information regarding these asset impairment charges.
2.During the three and six months ended July 31, 2021 and August 1, 2020, amounts recorded represent net gains on lease modifications related primarily to the early termination of certain lease agreements.
The below presents information regarding geographic areas in which the Company operated. Net revenue is classified primarily based on the country where the Company’s customer is located (in thousands):

	Three Months Ended		Six Months Ended
	Jul 31, 2021	Aug 1, 2020	Jul 31, 2021	Aug 1, 2020
Net revenue:
U.S.	$180,265	$97,202	$337,331	$166,667
Italy	64,803	36,671	112,356	56,023
Germany	52,204	33,376	86,882	44,738
Canada	34,425	24,174	61,065	40,851
Spain	31,737	20,381	57,244	33,377
South Korea	26,802	29,092	54,611	50,316
Other foreign countries	216,455	145,496	395,679	241,737
Total product sales	606,691	386,392	1,105,168	633,709
Net royalties	21,933	12,147	43,458	25,081
Net revenue	$628,624	$398,539	$1,148,626	$658,790
Due to the seasonal nature of the Company’s business segments, the above net revenue and operating results are not necessarily indicative of the results that may be expected for the full fiscal year.

(9)Borrowings and Finance Lease Obligations
Borrowings and finance lease obligations are summarized (in thousands):

	Jul 31, 2021	Jan 30, 2021
Term loans	$55,005	$56,765
Finance lease obligations	24,794	22,063
Mortgage debt	18,184	18,507
Borrowings under credit facilities	—	7,332
Other	3,134	2,597
	101,117	107,264
Less current installments	21,193	38,710
Long-term debt and finance lease obligations	$79,924	$68,554
Term Loans
As a precautionary measure to ensure financial flexibility and maintain maximum liquidity in response to the COVID-19 pandemic, the Company entered into term loans with certain banks primarily in Europe during the fiscal year ended January 30, 2021. These loans are primarily unsecured, have terms ranging from one-to-five years and provide annual interest rates ranging between 1.3% to 2.2%. As of July 31, 2021 and January 30, 2021, the Company had outstanding borrowings of $55.0 million and $56.8 million under these borrowing arrangements, respectively.
Finance Lease Obligations
During fiscal 2018, the Company entered into a finance lease related to equipment used in its European distribution center located in the Netherlands. The finance lease primarily provides for monthly minimum lease payments through May 2027 with an effective interest rate of approximately 6%. During fiscal 2021, the Company also entered into finance leases for equipment used in its European distribution centers located in Italy. These finance lease obligations totaled $19.2 million and $18.4 million as of July 31, 2021 and January 30, 2021, respectively.
The Company also has smaller finance leases related primarily to computer hardware and software. As of July 31, 2021 and January 30, 2021, these finance lease obligations totaled $5.6 million and $3.7 million, respectively.
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
Credit Facilities
During fiscal 2021, the Company entered into an amendment of its senior secured asset-based revolving credit facility with Bank of America, N.A. and other lenders (as amended, the “Credit Facility”). The Credit Facility provides for a borrowing capacity in an amount up to $120 million, including a Canadian sub-facility up to $20 million, subject to a borrowing base. Based on applicable accounts receivable and inventory balances as of July 31, 2021, the Company could have borrowed up to $116 million under the Credit Facility. The Credit Facility has an option to expand the borrowing capacity by up to $180 million subject to certain terms and conditions, including the willingness of existing or new lenders to assume such increased amount. The Credit Facility is available for direct borrowings and the issuance of letters of credit, subject to certain letters of credit sublimits, and may be used for working capital and other general corporate purposes. As of July 31, 2021, the Company had $2.1 million in outstanding standby letters of credit, no outstanding documentary letters of credit and no outstanding borrowings under the Credit Facility.
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
The Company, through its European subsidiaries, maintains short-term committed and uncommitted borrowing agreements, primarily for working capital purposes, with various banks in Europe. Some of these agreements include certain equity-based financial covenants. As of July 31, 2021, the Company had no outstanding borrowings, no outstanding documentary letters of credit and $121.3 million available for future borrowings under these agreements. The agreements are denominated primarily in euros and provide for annual interest rates ranging from 1.1% to 1.3%.
The Company, through its China subsidiary, maintains a short-term uncommitted bank borrowing agreement that provides for a borrowing capacity up to $30 million, primarily for working capital purposes. The Company had no outstanding borrowings under this agreement as of July 31, 2021 and $7.3 million in outstanding borrowings under this agreement as of January 30, 2021.
The Company, through its Japan subsidiary, maintains a short-term uncommitted bank borrowing agreement that provides for a borrowing capacity up to $4.6 million, primarily for working capital purposes. The Company had no outstanding borrowings under this agreement as of July 31, 2021 and January 30, 2021, respectively.
Other
From time-to-time, the Company will obtain other financing in foreign countries for working capital to finance its local operations.
(10)Convertible Senior Notes and Related Transactions
2.00% Convertible Senior Notes due 2024
In April 2019, the Company issued $300 million principal amount of 2.00% convertible senior notes due 2024 (the “Notes”) in a private offering. In connection with the issuance of the Notes, the Company entered into an indenture (the “Indenture”) with respect to the Notes with U.S. Bank N.A., as trustee (the “Trustee”). The Notes are senior unsecured obligations of the Company and bear interest at an annual rate of 2.00% payable semi-annually in arrears on April 15 and October 15 of each year. The Notes will mature on April 15, 2024, unless earlier repurchased or converted in accordance with their terms.
The Notes are convertible in certain circumstances into cash, shares of the Company’s common stock, or a combination of cash and shares of the Company’s common stock, at the Company’s election, at an initial conversion rate of 38.7879 shares of common stock per $1,000 principal amount of Notes, which is equivalent to an initial conversion price of approximately $25.78 per share, subject to adjustment upon the occurrence of certain events. Prior to November 15, 2023, the Notes are convertible only upon the occurrence of certain events and during certain periods, and thereafter, at any time until the close of business on the second scheduled trading day immediately preceding the maturity date of the Notes. Following certain corporate events described in the Indenture that occur prior to the maturity date, the conversion rate will be increased for a holder who elects to convert its Notes in connection with such corporate event in certain circumstances. The Notes are not redeemable prior to maturity, and no sinking fund is provided for the Notes. As of July 31, 2021, none of the conditions allowing holders of the Notes to convert had been met. The Company expects to settle the principal amount of the Notes in 2024 in cash and any excess in shares.
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
During the three and six months ended July 31, 2021, the Company recorded $2.8 million and $5.6 million, respectively, of interest expense related to the amortization of the debt discount. During the three and six months ended August 1, 2020, the Company recorded approximately $2.6 million and $5.2 million, respectively, of interest expense related to the amortization of the debt discount.
The Notes consist of the following (in thousands):

	Jul 31, 2021	Jan 30, 2021
Liability component:
Principal	$300,000	$300,000
Unamortized debt discount	(33,061)	(38,623)
Unamortized issuance costs	(2,335)	(2,763)
Net carrying amount	$264,604	$258,614

Equity component, net[1]	$42,320	$42,320
______________________________________________________________________
Notes:
1Included in paid-in capital within stockholders’ equity on the condensed consolidated balance sheets and is net of debt issuance costs and deferred taxes.
As of July 31, 2021 and January 30, 2021, the fair value, net of unamortized debt discount and issuance costs, of the Notes was approximately $305.6 million and $303.5 million, respectively. The fair value of the Notes is determined based on inputs that are observable in the market and have been classified as Level 2 in the fair value hierarchy.
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
The Company had a deferred tax liability of $8.8 million in connection with the debt discount associated with the Notes and a deferred tax asset of $9.7 million in connection with the convertible note hedge transactions for each of the periods ended July 31, 2021 and January 30, 2021. The net deferred tax impact was included in deferred tax assets on the Company’s condensed consolidated balance sheets.
(11)Share-Based Compensation
The following summarizes the share-based compensation expense recognized under all of the Company’s stock plans (in thousands):

	Three Months Ended		Six Months Ended
	Jul 31, 2021	Aug 1, 2020	Jul 31, 2021	Aug 1, 2020
Stock options	$907	$820	$1,814	$1,515
Stock awards/units	3,837	3,135	6,910	8,061
Employee Stock Purchase Plan	58	48	138	213
Total share-based compensation expense	$4,802	$4,003	$8,862	$9,789
Unrecognized compensation cost related to nonvested stock options and nonvested stock awards/units totaled approximately $6.2 million and $35.1 million, respectively, as of July 31, 2021. This cost is expected to be recognized over a weighted average period of 1.8 years.
Grants
On June 30, 2021, the Company made a grant of 695,566 nonvested stock units to certain of its executive employees. These nonvested stock units are subject to certain performance-based or market-based vesting conditions.
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
The following summarizes the activity for nonvested performance-based units during the six months ended July 31, 2021:

	Number of Units	Weighted Average Grant Date Fair Value
Nonvested at January 30, 2021	769,632	$16.15
Granted	242,898	26.40
Vested	(166,761)	14.07
Forfeited	(186,714)	21.83
Nonvested at July 31, 2021	659,055	$18.85

Market-Based Awards
The Company has granted certain nonvested stock units subject to market-based vesting conditions to select executive officers. These market-based awards include (i) units where the number of shares that may ultimately vest will equal 0% to 150% of the target number of shares, subject to the performance of the Company’s total stockholder return (“TSR”) relative to the TSR of a select group of peer companies over a three-year period and (ii) units scheduled to vest based on the attainment of certain absolute stock price levels over a four-year period. Vesting is also subject to continued service requirements through the vesting date.
The following summarizes the activity for nonvested market-based units during the six months ended July 31, 2021:

	Number of Units	Weighted Average Grant Date Fair Value
Nonvested at January 30, 2021	509,012	$8.67
Granted[1]	494,623	21.48
Vested[1]	(125,822)	20.28
Nonvested at July 31, 2021	877,813	$14.22
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
Leases
The Company leases warehouse and administrative facilities, including the Company’s corporate headquarters in Los Angeles, California, from partnerships affiliated with the Marciano Entities and certain of their affiliates. There were four of these leases in effect as of July 31, 2021 with expiration or option exercise dates ranging from calendar years 2023 to 2030.
The Company, through a wholly-owned Canadian subsidiary, leases warehouse and administrative facilities in Montreal, Quebec from a partnership affiliated with the Marciano Entities. During the second quarter of fiscal 2022, the Company entered into a lease amendment to extend the lease term through August 2023. The base rent is approximately CAD$0.6 million (US$0.5 million) per year with all other terms of the existing lease remaining in full force and effect.
Aggregate lease costs recorded under these four related party leases were approximately $4.3 million and $2.6 million for the six months ended July 31, 2021 and August 1, 2020, respectively. The Company believes the terms of the related party leases have not been significantly affected by the fact the Company and the lessors are related.
Aircraft Arrangements
The Company periodically charters aircraft owned by the Marciano Entities through informal arrangements with the Marciano Entities and independent third-party management companies contracted by such Marciano Entities to manage their aircraft. The total fees paid under these arrangements for the six months ended July 31, 2021 and August 1, 2020 were approximately $1.9 million and $1.2 million, respectively.

Minority Investment
The Company owns a 30% interest in a privately held men’s footwear company (the “Footwear Company”) in which the Marciano Entities also own a 45% interest. In December 2020, the Company provided the Footwear Company with a revolving credit facility for $2.0 million, which provides for an annual interest rate of 2.75% and matures in November 2023. As of both July 31, 2021 and January 30, 2021, the Company had a note receivable of $0.2 million included in other assets in its condensed consolidated balance sheets related to outstanding borrowings by the Footwear Company under this revolving credit facility.
(13)    Commitments and Contingencies
Investment Commitments
As of July 31, 2021, the Company had an unfunded commitment to invest €2.3 million ($2.7 million) in a private equity fund. Refer to Note 15 for further information.
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
The Company has received customs tax assessment notices from the Italian Customs Agency (“ICA”) regarding its customs tax audit of one of the Company’s European subsidiaries for the period from July 2010 through December 2012. Such assessments totaled €9.8 million ($11.6 million), including potential penalties and interest. The Company strongly disagreed with the ICA’s positions and therefore filed appeals with the Milan First Degree Tax Court (“MFDTC”). Those appeals were split into a number of different cases that were then heard by different sections of the MFDTC. The MFDTC ruled in favor of the Company on all of these appeals. The ICA subsequently appealed €9.7 million ($11.5 million) of these favorable MFDTC judgments with the Appeals Court. To date, €8.5 million ($10.1 million) have been decided in favor of the Company and €1.2 million ($1.4 million) have been decided in favor of the ICA. The Company believes that the unfavorable Appeals Court ruling is incorrect and inconsistent with the prior rulings on similar matters by both the MFDTC and other judges within the Appeals Court, and has appealed the decision to the Supreme Court. The ICA has appealed most of the favorable Appeals Court rulings to the Supreme Court. To date, of the cases that have been appealed to the Supreme Court, €0.4 million ($0.5 million) have been decided in favor of the Company based on the merits of the case and €1.1 million ($1.3 million) have been remanded back to the lower court for further consideration. There can be no assurances the Company will be successful in the remaining appeals. It also continues to be possible that the Company will receive similar or even larger assessments for periods subsequent to December 2012 or other claims or charges related to the matter in the future. Although the Company believes that it has a strong position and will continue to vigorously defend this matter, it is unable to predict with certainty whether or not these efforts will ultimately be successful or whether the outcome will have a material impact on the Company’s financial position, results of operations or cash flows.
On January 19, 2021, a former model for the Company filed an action against the Company's Chief Creative Officer and the Company in the California Superior Court in Los Angeles (Jane Doe v. Paul Marciano, et al.). The complaint asserts several claims based on allegations that the former model was treated improperly by Mr. Marciano and retaliated against by the Company. The complaint seeks an unspecified amount of general damages, medical expenses, lost earnings, punitive damages and attorneys’ fees. The case has been moved to arbitration and is still at an early stage. Mr. Marciano and the Company dispute these claims fully and intend to contest them vigorously. In March and April 2021, the Company received separate communications from two other individuals containing similar allegations against Mr. Marciano and the

Company. Mr. Marciano and the Company also dispute these allegations fully. Each individual who contacted the Company in March and April is represented by the same attorney who represents the plaintiff in the January action, though no complaint has been filed with respect to either of these allegations. Though Mr. Marciano and the Company dispute each of these allegations fully, in order to avoid the cost of litigation and without admitting liability or fault, the Company and Mr. Marciano entered into a settlement agreement with the individual who sent the March letter, resolving the claims for an aggregate total amount of $300,000.
Redeemable Noncontrolling Interests
The Company is party to a put arrangement with respect to the common securities that represent the remaining noncontrolling interest for its majority-owned subsidiary, Guess Brasil Comércio e Distribuição S.A. (“Guess Brazil”). The put arrangement for Guess Brazil, representing 40% of the total outstanding equity interest of that subsidiary, may be exercised at the discretion of the noncontrolling interest holder by providing written notice to the Company every third anniversary beginning in March 2019, subject to certain time restrictions. The redemption value of the Guess Brazil put arrangement is based on a multiple of Guess Brazil’s earnings before interest, taxes, depreciation and amortization subject to certain adjustments and is classified as a redeemable noncontrolling interest outside of permanent equity in the Company’s condensed consolidated balance sheet. The carrying value of the redeemable noncontrolling interest related to Guess Brazil was $1.0 million and $0.9 million as of July 31, 2021 and January 30, 2021, respectively.
The Company is also party to a put arrangement with respect to the common securities that represent the remaining noncontrolling interest for its majority-owned subsidiary, Guess? CIS, LLC (“Guess CIS”), which was established through a majority-owned joint venture during fiscal 2016. The put arrangement for Guess CIS, representing 30% of the total outstanding equity interest of that subsidiary, may be exercised at the discretion of the noncontrolling interest holder by providing written notice to the Company during the period beginning after the fifth anniversary of the agreement through December 31, 2025, or sooner in certain limited circumstances. The redemption value of the Guess CIS put arrangement is based on a multiple of Guess CIS’s earnings before interest, taxes, depreciation and amortization subject to certain adjustments and is classified as a redeemable noncontrolling interest outside of permanent equity in the Company’s condensed consolidated balance sheet. The carrying value of the redeemable noncontrolling interest related to Guess CIS was $3.1 million and $3.0 million as of July 31, 2021 and January 30, 2021, respectively.
A reconciliation of the total carrying amount of redeemable noncontrolling interests is (in thousands):

	Six Months Ended
	Jul 31, 2021	Aug 1, 2020
Beginning balance	$3,920	$4,731
Foreign currency translation adjustment	154	(710)
Ending balance	$4,074	$4,021
(14)Defined Benefit Plans
Supplemental Executive Retirement Plan
The Company’s Supplemental Executive Retirement Plan (“SERP”) provides select employees who satisfy certain eligibility requirements with certain benefits upon retirement, termination of employment, death, disability or a change in control of the Company, in certain prescribed circumstances. As a non-qualified pension plan, no dedicated funding of the SERP is required; however, the Company has made periodic payments into insurance policies held in a rabbi trust to fund the expected obligations arising under the non-qualified SERP. The cash surrender values of the insurance policies were $73.4 million and $72.1 million as of July 31, 2021 and January 30, 2021, respectively, and were included in other assets in the Company’s condensed consolidated balance sheets. As a result of changes in the value of the insurance policy investments, the Company recorded unrealized gains of $2.2 million in other income and expense during the three and six months ended July 31, 2021 and $5.1 million and $2.0 million in other income and expense during the three and six months ended August 1, 2020, respectively. The projected benefit obligation was

$51.9 million and $52.3 million as of July 31, 2021 and January 30, 2021, respectively, and was included in accrued expenses and other long-term liabilities in the Company’s condensed consolidated balance sheets depending on the expected timing of payments. SERP benefit payments of $0.5 million and $1.0 million were made during the three and six months ended July 31, 2021, respectively. SERP benefit payments of $0.3 million and $0.8 million were made during the three and six months ended August 1, 2020, respectively.
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
As of July 31, 2021 and January 30, 2021, the foreign pension plans had a total projected benefit obligation of $40.9 million and $41.5 million, respectively, and plan assets held in independent investment fiduciaries of $34.5 million and $35.0 million, respectively. The net liability of $6.4 million was included in other long-term liabilities in the Company’s condensed consolidated balance sheets as of both July 31, 2021 and January 30, 2021.
The components of net periodic defined benefit pension cost related to the Company’s defined benefit plans are (in thousands):

	SERP	Foreign Pension Plans	Total

	Three Months Ended Jul 31, 2021
Service cost	$—	$793	$793
Interest cost	288	19	307
Expected return on plan assets	—	(52)	(52)
Net amortization of unrecognized prior service credit	—	(17)	(17)
Net amortization of actuarial losses	20	86	106
Net periodic defined benefit pension cost	$308	$829	$1,137

	Six Months Ended Jul 31, 2021
Service cost	$—	$1,583	$1,583
Interest cost	577	38	615
Expected return on plan assets	—	(104)	(104)
Net amortization of unrecognized prior service credit	—	(34)	(34)
Net amortization of actuarial losses	40	171	211
Net periodic defined benefit pension cost	$617	$1,654	$2,271

	SERP	Foreign Pension Plans	Total

	Three Months Ended Aug 1, 2020
Service cost	$—	$766	$766
Interest cost	320	7	327
Expected return on plan assets	—	(45)	(45)
Net amortization of unrecognized prior service credit	—	(16)	(16)
Net amortization of actuarial losses	10	87	97
Net periodic defined benefit pension cost	$330	$799	$1,129

	Six Months Ended Aug 1, 2020
Service cost	$—	$1,530	$1,530
Interest cost	639	15	654
Expected return on plan assets	—	(90)	(90)
Net amortization of unrecognized prior service credit	—	(32)	(32)
Net amortization of actuarial losses	20	173	193
Net periodic defined benefit pension cost	$659	$1,596	$2,255
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
The following presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements				Fair Value Measurements
	at Jul 31, 2021				at Jan 30, 2021
Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Foreign exchange currency contracts	$—	$2,012	$—	$2,012	$—	$—	$—	$—
Total	$—	$2,012	$—	$2,012	$—	$—	$—	$—
Liabilities:
Foreign exchange currency contracts	$—	$287	$—	$287	$—	$4,481	$—	$4,481
Interest rate swap	—	745	—	745	—	999	—	999
Deferred compensation obligations	—	17,323	—	17,323	—	15,612	—	15,612
Total	$—	18,355	$—	$18,355	$—	$21,092	$—	$21,092
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
The Company included €2.5 million ($2.9 million) and €2.4 million ($3.0 million) in other assets in the Company’s condensed consolidated balance sheets related to its investment in a private equity fund for the periods ended July 31, 2021 and January 30, 2021, respectively. The Company uses net asset value per share as a practical expedient to measure the fair value of this investment and has not included this investment in the fair value hierarchy as disclosed above. As of July 31, 2021, the Company had an unfunded commitment to invest an additional €2.3 million ($2.7 million) in the private equity fund.
The fair values of the Company’s debt instruments (see Note 9) are based on the amount of future cash flows associated with each instrument discounted using the Company’s incremental borrowing rate. As of July 31, 2021 and January 30, 2021, the carrying value was not materially different from fair value, as the interest rates on the Company’s debt approximated rates currently available to the Company. The fair value of the Company’s convertible senior notes (see Note 10) is determined based on inputs that are observable in the market and have been classified as Level 2 in the fair value hierarchy.
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
An asset is considered to be impaired if the Company determines that the carrying value may not be recoverable based upon its assessment of the asset’s ability to continue to generate earnings from operations and positive cash flow in future periods or if significant changes in the Company’s strategic business objectives and utilization of the assets occurred. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows adjusted for lease payments, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the estimated fair value. The Company uses estimates of market participant rents to calculate fair value of ROU assets and discounted future cash flows of the asset group to quantify fair value for other long-lived assets. These nonrecurring fair value measurements are considered Level 3 inputs as defined above. The impairment loss calculations require management to apply judgment in estimating future cash flows and the discount rates that reflect the risk inherent in future cash flows. Future expected cash flows for assets in regular retail locations are based on management’s estimates of future cash flows over the remaining lease period or expected life, if shorter. For expected location closures, the Company will evaluate whether it is necessary to shorten the useful life for any of the assets within the respective asset group. The Company will use this revised useful life when estimating the asset group’s future cash flows. The Company considers historical trends, expected future business trends and other factors when estimating the future cash flow for each regular retail location. The Company also considers factors such as the following: the local environment for each regular retail location, including mall traffic and competition; the Company’s ability to successfully implement strategic initiatives; and the ability to control variable costs such as cost of sales and payroll and, in some cases, renegotiate lease costs. As discussed further in Note 1, the COVID-19 pandemic has materially impacted the Company’s financial results during the three and six months ended July 31, 2021 and August 1, 2020 and could continue to impact the Company’s operations in ways the Company is not able to predict today due to the evolving situation. The Company has made reasonable assumptions and judgments to determine the fair value of the assets tested based on the facts and circumstances that were available as of the reporting date. If actual results are not consistent with the assumptions and judgments used in estimating future cash flows and asset fair values, there may be additional exposure to future impairment losses that could be material to the Company’s results of operations.
The Company recorded asset impairment charges of $1.5 million and $1.9 million during the three and six months ended July 31, 2021, respectively. The Company recognized minimal impairment on ROU assets primarily in Europe in the three and six months ended July 31, 2021. The Company recognized $1.5 million and $1.9 million in impairment of property and equipment related to certain retail locations primarily in Europe and Asia during the three and six months ended July 31, 2021, respectively. This compares to asset impairment charges of $12.0 million and $64.9 million during the three and six months ended August 1, 2020, respectively. The Company recognized $8.2 million and $36.5 million in impairment of certain operating lease ROU assets primarily in North America and Europe during the three and six months ended August 1, 2020, respectively. The Company recognized $3.7 million and $28.5 million in impairment of property and equipment related to certain retail locations primarily in North America, Europe and Asia driven by lower revenue and future cash flow projections from the ongoing effects of the COVID-19 pandemic during the three and six months ended August 1, 2020, respectively. Refer to Note 2 for further information on impairment charges recognized on operating lease ROU assets.
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
The COVID-19 pandemic has continued to impact the Company’s businesses during the first six months of fiscal 2022. During the three months ended July 31, 2021, the Company assessed qualitative factors and determined that it is not more likely than not that the fair values of its reporting units are less than their carrying amounts.

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
The impact of the credit risk of the counterparties to the derivative contracts is considered in determining the fair value of the foreign exchange currency contracts and interest rate swap agreements. As of July 31, 2021, credit risk has not had a significant effect on the fair value of the Company’s foreign exchange currency contracts and interest rate swap agreements.
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
Summary of Derivative Instruments
The fair value of derivative instruments in the condensed consolidated balance sheets is (in thousands):

	Fair Value at Jul 31, 2021	Fair Value at Jan 30, 2021	Derivative Balance Sheet Location
ASSETS:
Derivatives designated as hedging instruments:
Cash flow hedges:
Foreign exchange currency contracts	$1,948	$—	Other current assets/Other assets
Total derivatives designated as hedging instruments	1,948	—
Derivatives not designated as hedging instruments:
Foreign exchange currency contracts	64	—	Other current assets/Other assets
Total	$2,012	$—
LIABILITIES:
Derivatives designated as hedging instruments:
Cash flow hedges:
Foreign exchange currency contracts	$62	$3,326	Accrued expenses/ Other long-term liabilities
Interest rate swap	745	999	Other long-term liabilities
Total derivatives designated as hedging instruments	807	4,325
Derivatives not designated as hedging instruments:
Foreign exchange currency contracts	225	1,155	Accrued expenses
Total	$1,032	$5,480
Derivatives Designated as Hedging Instruments
Foreign Exchange Currency Contracts Designated as Cash Flow Hedges
During the six months ended July 31, 2021, the Company purchased U.S. dollar forward contracts in Europe totaling US$75.0 million that were designated as cash flow hedges. As of July 31, 2021, the Company had forward contracts outstanding for its European operations of US$114.0 million to hedge forecasted merchandise purchases, which are expected to mature over the next 12 months.
As of July 31, 2021, accumulated other comprehensive income (loss) related to foreign exchange currency contracts included a minimal net unrealized loss, net of tax, of which $0.6 million will be recognized in cost of product sales over the following 12 months, at the then current values on a pre-tax basis, which can be different than the current quarter-end values.
At January 30, 2021, the Company had forward contracts outstanding for its European operations of US$100.0 million that were designated as cash flow hedges.
Interest Rate Swap Agreement Designated as Cash Flow Hedge
As of July 31, 2021, accumulated other comprehensive income (loss) related to the interest rate swap agreement included a net unrealized loss of $0.6 million, net of tax, which will be recognized in interest expense over the following 12 months, at the then current values on a pre-tax basis, which can be different than the current quarter-end values.
The following summarizes the gains (losses) before taxes recognized on the derivative instruments designated as cash flow hedges in OCI and net earnings (loss) (in thousands):

	Gains (Losses) Recognized in OCI		Location of Gains (Losses) Reclassified from Accumulated OCI into Earnings (Loss)	Gains (Losses) Reclassified from Accumulated OCI into Earnings (Loss)
	Jul 31, 2021	Aug 1, 2020		Jul 31, 2021	Aug 1, 2020
	Three Months Ended
Derivatives designated as cash flow hedges:
Foreign exchange currency contracts	$1,781	$(7,758)	Cost of product sales	$(829)	$2,504
Interest rate swap	(148)	(139)	Interest expense	(195)	(42)

	Six Months Ended
Derivatives designated as cash flow hedges:
Foreign exchange currency contracts	$3,292	$(3,348)	Cost of product sales	$(1,291)	$4,495
Interest rate swap	122	(1,013)	Interest expense	(131)	(45)
The following summarizes net after-tax derivative activity recorded in accumulated other comprehensive income (loss) (in thousands):

	Three Months Ended		Six Months Ended
	Jul 31, 2021	Aug 1, 2020	Jul 31, 2021	Aug 1, 2020
Beginning balance gain (loss)	$(2,863)	$7,711	$(4,876)	$6,300
Net gains (losses) from changes in cash flow hedges	1,471	(7,012)	3,024	(3,832)
Net (gains) losses reclassified into earnings (loss)	790	(2,198)	1,250	(3,967)
Ending balance loss	$(602)	$(1,499)	$(602)	$(1,499)
Foreign Exchange Currency Contracts Not Designated as Hedging Instruments
As of July 31, 2021, the Company had euro foreign exchange currency contracts to purchase US$15.0 million expected to mature over the next one month. As of January 30, 2021, the Company had euro foreign exchange currency contracts to purchase US$19.0 million.

The following summarizes the gains (losses) before taxes recognized on the derivative instruments not designated as hedging instruments in other income (expense) (in thousands):

	Location of Gain Recognized in Earnings (Loss)	Gain Recognized in Earnings (Loss)
		Three Months Ended		Six Months Ended
		Jul 31, 2021	Aug 1, 2020	Jul 31, 2021	Aug 1, 2020
Foreign exchange currency contracts	Other income (expense)	$485	$(4,706)	$556	$(3,618)
(17)Subsequent Events
Dividends
On August 25, 2021, the Company announced a regular quarterly cash dividend of $0.1125 per share on the Company’s common stock. The cash dividend will be paid on September 24, 2021 to shareholders of record as of the close of business on September 8, 2021.
Share Repurchase Program
On August 25, 2021, the Company announced that its Board of Directors has authorized a program to repurchase, from time-to-time and as market and business conditions warrant, up to $200 million of its common stock. The newly authorized $200 million program includes $48 million remaining under the Company's previously authorized $500 million repurchase program. Repurchases may be made on the open market or in privately negotiated transactions, pursuant to Rule 10b5-1 trading plans or other available means. There is no minimum or maximum number of shares to be repurchased under the program and the program may be discontinued at any time, without prior notice.

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
Except for historical information contained herein, certain matters discussed in this Quarterly Report, including statements concerning the potential actions and impacts related to the COVID-19 pandemic; statements concerning our future outlook; statements concerning our expectations, goals, future prospects, global cost reduction opportunities, profitability efforts, capital allocation plans, cash needs and current business strategies and strategic initiatives; and statements expressing optimism or pessimism about future operating results and growth opportunities are forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements, which are frequently indicated by terms such as “expect,” “could,” “will,” “should,” “goal,” “strategy,” “believe,” “estimate,” “continue,” “outlook,” “plan,” “create,” “see,” and similar terms, are only expectations, and involve known and unknown risks and uncertainties, which may cause actual results in future periods to differ materially from what is currently anticipated. Factors which may cause actual results in future periods to differ materially from current expectations include, among others: our ability to maintain our brand image and reputation; domestic and international economic or political conditions, including economic and other events that could negatively impact consumer confidence and discretionary consumer spending; the continuation or worsening of impacts related to the COVID-19 pandemic, including business, financial, human capital, litigation and other impacts to us and our partners; our ability to successfully negotiate rent relief or other lease-related terms with our landlords; our ability to maintain adequate levels of liquidity; changes to estimates related to impairments, inventory and other reserves, including the impact of the CARES Act, which were made using the best information available at the time; changes in the competitive marketplace and in our commercial relationships; our ability to anticipate and adapt to changing consumer preferences and trends; our ability to manage our inventory commensurate with customer demand; risks related to the timing and costs of delivering merchandise to our stores and our wholesale customers; unexpected or unseasonable weather conditions; our ability to effectively operate our various retail concepts, including securing, renewing, modifying or terminating leases for store locations; our ability to successfully and/or timely implement our growth strategies and other strategic initiatives; our ability to successfully implement or update information technology systems, including enhancing our global omni-channel capabilities; our ability to expand internationally and operate in regions where we have less experience, including through joint ventures; risks related to our convertible senior notes issued in April 2019, including our ability to settle the liability in cash; our ability to successfully or timely implement plans for cost reductions; our ability to effectively and efficiently manage the volume and costs associated with our European distribution centers without incurring shipment delays; our ability to attract and retain key personnel; obligations or changes in estimates arising from new or existing litigation, income tax and other regulatory proceedings; risks related to the complexity of the Tax Reform, future clarifications and legislative amendments thereto, as well as our ability to accurately interpret and predict its impact on our cash flows and financial condition; the risk of economic uncertainty associated with the United Kingdom’s departure from the European Union (“Brexit”) or any other similar referendums that may be held; the occurrence of unforeseen epidemics, such as the COVID-19 pandemic; other catastrophic events; changes in U.S. or foreign income tax or tariff policy, including changes to tariffs on imports into the U.S.; accounting adjustments to our unaudited financial statements identified during the completion of our annual independent audit of financial statements and financial controls or from subsequent events arising after issuance of this release; risk of future non-cash asset impairments, including goodwill, right-of-use lease assets and/or other store asset impairments; restructuring charges; our ability to adapt to new regulatory compliance and disclosure obligations; risks associated with our foreign operations, such as violations of laws prohibiting improper payments and the burdens of complying with a variety of foreign laws and regulations (including global data privacy regulations); risks associated with the acts or omissions of our third party vendors, including a failure to comply with our vendor code of conduct or other policies; risks associated with cyber-attacks and other cyber security risks; risks associated with our ability to properly collect, use, manage and secure consumer and employee data; risks associated with our vendors’ ability to maintain the strength and security of information technology systems; and changes in economic, political, social and other conditions affecting our foreign operations and sourcing, including the impact of currency fluctuations, global income tax rates and economic and market conditions in the various countries in which we operate. In addition to these factors, the economic, technological, managerial, and other risks identified in our most recent Annual Report on Form 10-K, under “Part II, Item 1A. Risk Factors” contained herein, and other filings with the Securities and Exchange Commission, including but not limited to the risk factors discussed therein, could cause actual results to differ materially from current expectations. The current global economic climate, length and severity of the COVID-19 pandemic, and uncertainty surrounding potential changes in U.S. policies and regulations may amplify many of these risks. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
COVID-19 Business Update
The coronavirus (or “COVID-19”) pandemic is continuing to impact our businesses. During the second quarter of fiscal 2022, we experienced lower net revenue compared to the second quarter of fiscal 2020 as we remained challenged by lower demand, capacity restrictions and temporary store closures. In light of the current environment, we continue to strategically manage expenses in order to protect profitability.
During the second quarter of fiscal 2022, we gradually reopened our stores that were closed at the end of the first quarter of fiscal 2022 due to COVID-19 restrictions. The overall impact resulted in stores being closed for approximately 5% of the total days during the second quarter of fiscal 2022, primarily in Europe and Canada. As of July 31, 2021, only one of our stores was closed.
Business Segments
Our businesses are grouped into five reportable segments for management and internal financial reporting purposes: Americas Retail, Americas Wholesale, Europe, Asia and Licensing. Our Americas Retail, Americas Wholesale, Europe and Licensing reportable segments are the same as their respective operating segments. Certain components of our Asia operating segment are separate operating segments based on region, which have been aggregated into the Asia reportable segment for disclosure purposes.
Management evaluates segment performance based primarily on revenues and earnings (loss) from operations before corporate performance-based compensation costs, asset impairment charges, net gains (losses) on lease modifications, restructuring charges and certain non-recurring credits (charges), if any. We believe this segment reporting reflects how our business segments are managed and how each segment’s performance is evaluated by our chief operating decision maker to assess performance and make resource allocation decisions. Information regarding these segments is summarized in “Part I, Item 1. Financial Statements – Note 8 – Segment Information.”
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
Some of our transactions that occur primarily in Europe, Canada, South Korea, China, Hong Kong and Mexico are denominated in U.S. dollars, Swiss francs, British pounds and Russian roubles, exposing them to exchange rate fluctuations when these transactions (such as inventory purchases or periodic lease payments) are converted to their functional currencies. As a result, fluctuations in exchange rates can impact the operating margins of our foreign operations and reported earnings (loss) and are largely dependent on the transaction timing and magnitude during the period that the currency fluctuates. When these foreign exchange rates weaken versus the U.S. dollar at the time the respective U.S. dollar denominated payment is made relative to the payments made in the comparable period, our product margins could be unfavorably impacted.
In addition, there are certain real estate leases that are denominated in a currency other than the functional currency of the respective entity that entered into the agreement (primarily Swiss francs, Russian roubles and Polish zloty). As a result, we may be exposed to volatility related to unrealized gains or losses on the translation of the present value of future lease payment obligations when translated at the exchange rate as of a reporting period-end.
During the first six months of fiscal 2022, the average U.S. dollar rate was weaker against the Euro, Canadian dollar, Chinese yuan, Mexican peso, Korean won and British pound and stronger against the Japanese yen, Russian rouble and Turkish lira compared to the average rate in the same prior-year period. This had an overall favorable impact on the translation of our international revenues and on earnings from operations for the six months ended July 31, 2021 compared to the same prior-year period.
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
We enter into derivative financial instruments to offset some, but not all, of the exchange risk on foreign currency transactions. For additional discussion regarding our exposure to foreign currency risk, forward contracts designated as hedging instruments and forward contracts not designated as hedging instruments, refer to “Item 3. Quantitative and Qualitative Disclosures About Market Risk.”
Strategy
In December 2019 and updated in March 2021, Carlos Alberini, our Chief Executive Officer, shared his strategic vision and implementation plan for execution which included the identification of several key priorities to drive revenue and operating profit growth over the next several years. These priorities are: (i) brand relevancy; (ii) product excellence; (iii) customer centricity; (iv) global footprint; and (v) functional capabilities; each as further described below:
Brand Relevancy. We plan to optimize our brand architecture to be relevant with our three target consumer groups: Heritage, Millennials, and Generation Z. We also plan to elevate our brand and improve the quality of our products, allowing us to realize more full-priced sales and rely less on promotional activity. We will continue to use unique go-to-market strategies and execute celebrity and influencer partnerships and collaborations as we believe that they are critical to engage more effectively with a younger and broader audience.
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
Comparable Store Sales
Except as described below in connection with the COVID-19 pandemic, we report National Retail Federation calendar comparable store sales on a quarterly basis for our retail businesses which include the combined results from our brick-and-mortar retail stores and our e-commerce sites. We also separately report the impact of e-commerce sales on our comparable store sales metric. As a result of our omni-channel strategy, our e-commerce business has become strongly intertwined with our brick-and-mortar retail store business. Therefore, we believe that the inclusion of e-commerce sales in our comparable store sales metric provides a more meaningful representation of our retail results.
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
Store sales are considered comparable after the store has been open for 13 full fiscal months. If a store remodel results in a square footage change of more than 15%, or involves a relocation or a change in store concept, the store sales are removed from the comparable store base until the store has been opened at its new size, in its new location or under its new concept for 13 full fiscal months. Stores that are permanently closed or temporarily closed (including as a result of pandemic-related closures) for more than seven days in any fiscal month are excluded from the calculation in the fiscal month that they are closed. E-commerce sales are considered comparable after the online site has been operational in a country for 13 full fiscal months and exclude any related revenue from shipping fees. These criteria are consistent with the metric used by management for internal reporting and analysis to measure performance of the store or online sites. Definitions and calculations of comparable store sales used by us may differ from similarly titled measures reported by other companies.
As a result of significant and varying temporary store closures and other various restrictions during the COVID-19 pandemic, we have not disclosed any comparable store sales measures when discussing the results of operations for the three and six months ended July 31, 2021, compared to the three and six months ended August 1, 2020. We believe that comparable store sales measures between these periods are not meaningful to the evaluation of our results due to such COVID-19 variations.

Other
We operate on a 52/53-week fiscal year calendar which ends on the Saturday nearest to January 31 of each year. The six months ended July 31, 2021 had the same number of days as the six months ended August 1, 2020.
Executive Summary
Overview
Given the significant impacts to our business that began in fiscal 2021 as a result of the COVID-19 pandemic, this Executive Summary includes highlights of our performance for the three and six months ended July 31, 2021 compared to both (a) the three and six months ended August 3, 2019 (the pre-COVID periods from two years prior) and (b) the three and six months ended August 1, 2020 (the COVID-impacted periods from one year ago). Management believes the additional comparison to the two-year ago period is helpful to provide additional context to the current year results.
Net earnings attributable to Guess?, Inc. increased 141.1% to $61.1 million, or diluted earnings per share (“EPS”) of $0.91, for the quarter ended July 31, 2021 compared to $25.3 million, or diluted EPS of $0.35 for the quarter ended August 3, 2019. Net earnings attributable to Guess?, Inc. increased $81.4 million for the quarter ended July 31, 2021 compared to a net loss attributable to Guess?, Inc. of $20.4 million, or diluted loss per share of $0.31 for the quarter ended August 1, 2020.
During the quarter ended July 31, 2021, we recognized $1.5 million of asset impairment charges; $0.4 million net gains on lease modifications; $0.1 million of certain professional service and legal fees and related (credits) costs; $2.8 million of amortization of debt discount related to our convertible senior notes; and $0.1 million in additional income tax expense from certain discrete tax adjustments (or a combined $3.0 million, or $0.05 per share, negative impact after considering the related income tax benefit of these adjustments of $1.0 million). Excluding the impact of these items, adjusted net earnings attributable to Guess?, Inc. were $64.1 million and adjusted diluted EPS was $0.96 for the quarter ended July 31, 2021. References to financial results excluding the impact of these items are non-GAAP measures and are addressed under “Non-GAAP Measures.”
Second Quarter Fiscal 2022 Results Compared to Second Quarter Fiscal 2020
For the second quarter of fiscal 2022, we recorded net earnings attributable to Guess?, Inc. of $61.1 million, a 141.1% increase from $25.3 million for the second quarter of fiscal 2020. Diluted EPS increased 160.0% to $0.91 for the second quarter of fiscal 2022 compared to $0.35 for the second quarter of fiscal 2020. We estimate a positive impact from our share buybacks of $0.11 and a minimal impact from currency on diluted EPS in the second quarter of fiscal 2022 when compared to the second quarter of fiscal 2020.
Net Revenue. Total net revenue for the second quarter of fiscal 2022 decreased 8.0% to $628.6 million from $683.2 million in the second quarter of fiscal 2020. In constant currency, net revenue decreased by 10.8%.
Earnings from Operations. Earnings from operations for the second quarter of fiscal 2022 increased 90.0% to $87.4 million (including $0.4 million net gains on lease modifications, $1.5 million non-cash impairment charges taken on certain long-lived store related assets and a $0.3 million favorable currency translation impact) from $46.0 million (including $1.5 million in non-cash impairment charges taken on certain long-lived store related assets) in the second quarter of fiscal 2020. Operating margin in the second quarter of fiscal 2022 increased 7.2% to 13.9% from 6.7% in the second quarter of fiscal 2020, driven primarily by lower markdowns, lower occupancy costs and higher initial markups. The negative impact of currency on operating margin for the quarter was approximately 30 basis points.
Second Quarter Fiscal 2022 Results Compared to Second Quarter Fiscal 2021
For the second quarter of fiscal 2022, we recorded net earnings attributable to Guess?, Inc. of $61.1 million as compared to a net loss attributable to Guess?, Inc. of $20.4 million for the second quarter of fiscal 2021. Diluted EPS increased to $0.91 for the second quarter of fiscal 2022 compared to a diluted loss per share of $0.31 for the same prior-year quarter. We estimate a positive impact from our share buybacks and currency of $0.03 and $0.01, respectively, on diluted EPS in the second quarter of fiscal 2022 when compared to the prior-year quarter.
Net Revenue. Total net revenue for the second quarter of fiscal 2022 increased 57.7% to $628.6 million from $398.5 million in the same prior-year quarter. In constant currency, net revenue increased by 51.1%.
Earnings (Loss) from Operations. Earnings from operations for the second quarter of fiscal 2022 increased to $87.4 million (including $0.4 million net gains on lease modifications, $1.5 million non-cash impairment charges taken on certain long-lived store related assets and a $2.3 million favorable currency translation impact) from a loss from operations of $14.3 million (including $0.9 million net gains on lease modifications and $12.0 million in non-cash impairment charges taken on certain long-lived store related assets) in the same prior-year quarter. Operating margin in the second quarter of fiscal 2022 increased 17.5% to 13.9% from a negative 3.6% in the same prior-year quarter, driven primarily by overall leveraging of expenses. The positive impact of currency on operating margin for the quarter was approximately 30 basis points.
Six-Month Period Fiscal 2022 Results Compared to Six-Month Period Fiscal 2020
For the six months ended July 31, 2021, we recorded net earnings attributable to Guess?, Inc. of $73.1 million compared to $3.9 million for the six months ended August 3, 2019. Diluted EPS was $1.10 for the six months ended July 31, 2021 compared to $0.05 for the six months ended August 3, 2019. We estimate a net positive impact from our share buybacks and prior year convertible notes transaction of $0.16 and a negative currency impact of $0.06 on diluted EPS for the six months ended July 31, 2021 when compared to the six months ended August 3, 2019.
Net Revenue. Total net revenue for the first six months of fiscal 2022 decreased 5.8% to $1.15 billion from $1.22 billion for the six months ended August 3, 2019. In constant currency, net revenue decreased by 8.3%.
Earnings from Operations. Earnings from operations for the first six months of fiscal 2022 were $114.0 million (including $2.6 million net gains on lease modifications, $1.9 million non-cash impairment charges taken on certain long-lived store related assets and a $1.9 million unfavorable currency translation impact) compared to $21.5 million (including $3.3 million non-cash impairment charges taken on certain long-lived store related assets) for the six months ended August 3, 2019. Operating margin for the first six months of fiscal 2022 increased 8.1% to 9.9% from 1.8% for the six months ended August 3, 2019, driven primarily by lower occupancy costs, higher initial markups and lower markdowns. The negative impact of currency on operating margin for the first six months of fiscal 2020 was approximately 50 basis points.
Six-Month Period Fiscal 2022 Results Compared to Six-Month Period Fiscal 2021
For the six months ended July 31, 2021, we recorded net earnings attributable to Guess?, Inc. of $73.1 million compared to net loss attributable to Guess?, Inc. of $178.0 million for the six months ended August 1, 2020. Diluted EPS was $1.10 for the six months ended July 31, 2021 compared to diluted loss per share of $2.72 during the same prior-year period. We estimate a net positive impact from our share buybacks and prior year convertible notes transaction and currency of $0.05 and $0.10, respectively, on diluted EPS for the six months ended July 31, 2021 when compared to the same prior-year period.
Net Revenue. Total net revenue for the first six months of fiscal 2022 increased 74.4% to $1.15 billion from $658.8 million in the same prior-year period. In constant currency, net revenue increased by 66.6%.
Earnings (Loss) from Operations. Earnings from operations for the first six months of fiscal 2022 were $114.0 million (including $2.6 million net gains on lease modifications, $1.9 million non-cash impairment charges taken on certain long-lived store related assets and a $1.6 million favorable currency translation impact) compared to loss from operations of $176.8 million (including $0.4 million net gains on lease modifications and $64.9 million non-cash impairment charges taken on certain long-lived store related assets) in the same prior-year period. Operating margin in fiscal 2022 increased 36.7% to 9.9% from negative 26.8%

in the same prior-year period, driven primarily by overall leveraging of expenses. The impact of currency on operating margin was minimal for the six months ended July 31, 2021.
Key Balance Sheet Accounts
•We had $458.9 million in cash and cash equivalents and $0.2 million in restricted cash as of July 31, 2021 compared to $328.0 million in cash and cash equivalents and $0.2 million in restricted cash at August 1, 2020.
◦As of July 31, 2021, we had $55.0 million in outstanding borrowings under our term loans and no outstanding borrowings under our credit facilities compared to $51.8 million in outstanding borrowings under our term loans and $19.2 million in outstanding borrowings under our revolving credit facilities as of August 1, 2020.
◦There were no share repurchases during the quarter ended July 31, 2021. We repurchased 4.0 million shares of common stock for $38.9 million (including commissions) during the quarter ended August 1, 2020.
•Accounts receivable consists of trade receivables relating primarily to our wholesale business in Europe and, to a lesser extent, to our wholesale businesses in the Americas and Asia, royalty receivables relating to our licensing operations, credit card and retail concession receivables related to our retail businesses and certain other receivables. Accounts receivable increased by $53.4 million, or 21.7%, to $299.9 million as of July 31, 2021 compared to $246.5 million at August 1, 2020. On a constant currency basis, accounts receivable increased by $50.5 million, or 20.5%, when compared to August 1, 2020.
•Inventory increased by $10.9 million, or 2.6%, to $430.3 million as of July 31, 2021, from $419.4 million at August 1, 2020. On a constant currency basis, inventory increased by $4.5 million, or 1.1%, when compared to August 1, 2020.
Global Store Count
In the second quarter of fiscal 2022, together with our partners, we opened 40 new stores worldwide, consisting of 26 stores in Europe and the Middle East, 11 stores in Asia and the Pacific, two stores in the U.S., and one store in Central and South America. Together with our partners, we closed 23 stores worldwide, consisting of 11 stores in Asia and the Pacific, nine stores in Europe and the Middle East and three stores in the U.S.
We ended the second quarter of fiscal 2022 with stores and concessions worldwide comprised as follows:

	Stores			Concessions
Region	Total	Directly-Operated	Partner Operated	Total	Directly-Operated	Partner Operated
United States	245	244	1	1	—	1
Canada	74	74	—	—	—	—
Central and South America	106	71	35	29	29	—
Total Americas	425	389	36	30	29	1
Europe and the Middle East	745	524	221	44	44	—
Asia and the Pacific	427	133	294	263	91	172
Total	1,597	1,046	551	337	164	173
Of the total stores, 1,326 were GUESS? stores, 177 were GUESS? Accessories stores, 59 were G by GUESS (GbG) stores and 35 were MARCIANO stores.

Results of Operations
Three Months Ended July 31, 2021 and August 1, 2020
Consolidated Results
The following presents our condensed consolidated statements of income (loss) (in thousands, except per share data):

	Three Months Ended
	Jul 31, 2021		Aug 1, 2020
	$	%	$	%	$ change	% change
Net revenue	$628,624	100.0%	$398,539	100.0%	$230,085	57.7%
Cost of product sales	334,538	53.2%	251,511	63.1%	83,027	33.0%
Gross profit	294,086	46.8%	147,028	36.9%	147,058	100.0%

Selling, general and administrative expenses	205,617	32.8%	150,293	37.7%	55,324	36.8%
Asset impairment charges	1,501	0.2%	11,969	3.0%	(10,468)	(87.5)%
Net gains on lease modifications	(420)	(0.1)%	(885)	(0.2)%	465	(52.5)%
Earnings (loss) from operations	87,388	13.9%	(14,349)	(3.6)%	101,737	(709.0)%
Interest expense, net	(5,548)	(0.9)%	(5,505)	(1.4)%	(43)	0.8%
Other income (expense), net	(1,001)	(0.1)%	5,548	1.4%	(6,549)	(118.0)%
Earnings (loss) before income tax expense	80,839	12.9%	(14,306)	(3.6)%	95,145	(665.1)%
Income tax expense	17,692	2.9%	6,386	1.6%	11,306	177.0%
Net earnings (loss)	63,147	10.0%	(20,692)	(5.2)%	83,839	(405.2)%
Net earnings (loss) attributable to noncontrolling interests	2,085	(0.3)%	(334)	(0.1)%	2,419	(724.3)%
Net earnings (loss) attributable to Guess?, Inc.	$61,062	9.7%	$(20,358)	(5.1)%	81,420	(399.9)%

Net earnings (loss) per common share attributable to common stockholders:
Basic	$0.94		$(0.31)		$1.25
Diluted	$0.91		$(0.31)		$1.22

Effective income tax rate	21.9%		(44.6)%
Net Revenue. In constant currency, net revenue increased by 51.1%, driven by lower comparable sales resulting from lower store traffic and temporary store closures due to the COVID-19 pandemic in the same prior-year period. Currency translation fluctuations relating to our foreign operations favorably impacted net revenue by $26.2 million compared to the same prior-year period.
Gross Margin. Gross margin increased 9.9% for the quarter ended July 31, 2021 compared to the same prior-year period, of which 8.3% was due to lower occupancy rate and 1.6% due to higher product margin mainly driven by lower markdowns, partially offset by higher freight costs. The lower occupancy rate resulted primarily from leveraging occupancy costs due mainly to higher sales and the impact of prior-year temporary store closures in Americas Retail and, to a lesser extent, a shift in European wholesale shipments.
Gross Profit. Gross profit increased by $147.1 million for the quarter ended July 31, 2021 compared to the same prior-year period primarily due to the favorable impact from higher revenue, as well as lower occupancy costs. Currency translation fluctuations relating to our foreign operations favorably impacted gross profit by $10.6 million.

We include inbound freight charges, purchasing costs and related overhead, retail store occupancy costs, including lease costs and depreciation and amortization, and a portion of our distribution costs related to our retail business in cost of product sales. We also include net royalties received on our inventory purchases of licensed product as a reduction to cost of product sales. Our gross margin may not be comparable to that of other entities since some entities include all of the costs related to their distribution in cost of product sales and others, like us, generally exclude wholesale-related distribution costs from gross margin, including them instead in selling, general and administrative (“SG&A”) expenses. Additionally, some entities include retail store occupancy costs in SG&A expenses and others, like us, include retail store occupancy costs in cost of product sales.
SG&A Rate. Our SG&A rate decreased 4.9% for the quarter ended July 31, 2021 from the same prior-year period driven primarily by leveraging of expenses due to higher revenues in the current quarter and temporary store closures in Americas Retail and Europe in the same prior-year period.
SG&A Expenses. SG&A expenses increased by $55.3 million for the quarter ended July 31, 2021 from the same prior-year period driven primarily by higher variable expenses in the current year quarter, as well as lower payroll and overall discretionary expenses due to significant COVID-19 impacts in the same prior-year period. Currency translation fluctuations relating to our foreign operations unfavorably impacted SG&A expenses by $8.3 million.
Asset Impairment Charges. During the quarter ended July 31, 2021, we recognized minimal impairment of certain operating lease right-of-use (“ROU”) assets and $1.5 million of property and equipment impairment charges related to certain retail locations compared to impairments of $8.2 million for ROU assets and $3.7 million for property and equipment during the quarter ended August 1, 2020, resulting from lower revenue and future cash flow projections from the ongoing effects of the COVID-19 pandemic and expected store closures. Currency translation fluctuations relating to our foreign operations had minimal favorable impact on asset impairment charges.
Operating Margin. Operating margin increased 17.5% for the quarter ended July 31, 2021 compared to the same prior-year period driven primarily by overall leveraging of expenses. Lower asset impairment charges favorably impacted operating margin by 2.8% during the quarter ended July 31, 2021 compared to the same prior-year period. Excluding the impact of lower asset impairment charges, lower net gains on lease modifications and lower separation charges, our operating margin would have increased 14.3% compared to the same prior-year period. The positive impact of currency on operating margin for the quarter was approximately 30 basis points.
Earnings (Loss) from Operations.   As a result of our operating results, earnings from operations increased by $101.7 million for the quarter ended July 31, 2021 compared to a loss from operations in the same prior-year period. Currency translation fluctuations relating to our foreign operations favorably impacted earnings from operations by $2.3 million.
Other Income (Expense), Net. The change was driven primarily by market volatility which resulted in net unrealized gains on the translation of foreign currency balances compared to net unrealized losses in the same prior-year period.
Income Tax Expense.  Income tax expense for the quarter ended July 31, 2021 was $17.7 million, or a 21.9% effective income tax rate, compared to income tax expense of $6.4 million, or a negative 44.6% effective income tax rate in the same prior-year period. Generally, income taxes for the interim periods are computed using the income tax rate estimated to be applicable for the full fiscal year, adjusted for discrete items, which is subject to ongoing review and evaluation by management.
Net Earnings (Loss) Attributable to Guess?, Inc. Net earnings attributable to Guess?, Inc. increased $81.4 million for the three months ended July 31, 2021 compared to a net loss attributable to Guess?, Inc. in the same prior-year period. Diluted EPS increased $1.22 for the three months ended July 31, 2021 compared to the same prior-year quarter. We estimate a positive impact from our share buybacks and currency of $0.03 and $0.01, respectively, on diluted EPS in the second quarter of fiscal 2022 when compared to the same prior-year quarter.
Refer to “Non-GAAP Measures” for an overview of our non-GAAP, or adjusted, financial results for the three months ended July 31, 2021 and August 1, 2020. Excluding the impact of these non-GAAP items, adjusted net earnings attributable to Guess?, Inc. increased $64.7 million and adjusted diluted EPS increased $0.97 for the three months ended July 31, 2021 compared to an adjusted net loss attributable to Guess?, Inc and adjusted diluted loss per share in the same prior-year quarter. We estimate our share buybacks had a positive impact of $0.03 and currency had a minimal impact on adjusted diluted EPS in the second quarter of fiscal 2022 when compared to the same prior-year quarter.
Information by Business Segment
The following presents our net revenue and earnings (loss) from operations by segment (in thousands):

	Three Months Ended
	Jul 31, 2021	Aug 1, 2020	$ change	% change
Net revenue:
Americas Retail	$186,297	$110,065	$76,232	69.3%
Americas Wholesale	49,858	20,285	29,573	145.8%
Europe	322,723	205,851	116,872	56.8%
Asia	47,813	50,191	(2,378)	(4.7%)
Licensing	21,933	12,147	9,786	80.6%
Total net revenue	$628,624	$398,539	230,085	57.7%
Earnings (loss) from operations:
Americas Retail	$37,916	$(4,704)	42,620	(906.0%)
Americas Wholesale	12,944	1,688	11,256	666.8%
Europe	51,417	20,795	30,622	147.3%
Asia	(4,847)	(3,367)	(1,480)	44.0%
Licensing	20,154	11,511	8,643	75.1%
Total segment earnings from operations	117,584	25,923	91,661	353.6%
Corporate overhead	(29,115)	(29,188)	73	(0.3%)
Asset impairment charges	(1,501)	(11,969)	10,468	(87.4%)
Net gains on lease modifications	420	885	(465)	(52.5%)
Total earnings (loss) from operations	$87,388	$(14,349)	101,737	(709.0%)

Operating margins:
Americas Retail	20.4%	(4.3%)
Americas Wholesale	26.0%	8.3%
Europe	15.9%	10.1%
Asia	(10.1%)	(6.7%)
Licensing	91.9%	94.8%
Total Company	13.9%	(3.6%)
Americas Retail
Net revenue from our Americas Retail segment increased by $76.2 million for the quarter ended July 31, 2021 from the same prior-year period. In constant currency, net revenue increased by 66.1% due primarily to higher comparable sales driven by lower store traffic and temporary store closures resulting from the COVID-19 pandemic in the same prior-year period. Excluding the impact from the temporary store closures, the store base for the U.S. and Canada decreased by an average of 31 net stores during the quarter ended July 31, 2021 compared to the same prior-year period, resulting in a 6.6% net decrease in average square footage. Currency translation fluctuations relating to our non-U.S. retail stores and e-commerce sites favorably impacted net revenue by $3.4 million.
Operating margin increased 24.7% for the quarter ended July 31, 2021 from the same prior-year quarter driven primarily by leveraging of expenses as well as lower markdowns.

Earnings from operations from our Americas Retail segment increased by $42.6 million for the quarter ended July 31, 2021 from the same prior-year period due primarily to the favorable impact on earnings from higher revenue and leveraging of expenses.
Americas Wholesale
Net revenue from our Americas Wholesale segment increased by $29.6 million for the quarter ended July 31, 2021 from the same prior-year period. In constant currency, net revenue increased by 137.3%, driven primarily by increased demand in our U.S. wholesale business. Currency translation fluctuations relating to our non-U.S. wholesale businesses favorably impacted net revenue by $1.7 million.
Operating margin increased 17.7% for the quarter ended July 31, 2021 compared to the same prior-year quarter due mainly to leveraging of expenses and lower markdowns.
Earnings from operations from our Americas Wholesale segment increased by $11.3 million for the quarter ended July 31, 2021 from the same prior-year period. The increase reflects the favorable impact on earnings from higher revenue.
Europe
Net revenue from our Europe segment increased by $116.9 million for the quarter ended July 31, 2021 compared to the same prior-year period. In constant currency, net revenue increased by 47.8% driven primarily by a shift in wholesale shipments and increased demand. As of July 31, 2021, we directly operated 524 stores in Europe compared to 515 stores at August 1, 2020, excluding concessions, which represents a 1.7% increase over the same prior-year period. Currency translation fluctuations relating to our European operations favorably impacted net revenue by $18.4 million.
Operating margin increased 5.8% for the quarter ended July 31, 2021 compared to the same prior-year quarter driven by overall leveraging of expenses due to a shift in wholesale shipments and increased demand.
Earnings from operations from our Europe segment increased by $30.6 million for the quarter ended July 31, 2021 compared to the same prior-year period driven primarily by the favorable impact on earnings from higher revenue and overall leveraging of expenses. Currency translation fluctuations relating to our European operations favorably impacted earnings from operations by $1.6 million.
Asia
Net revenue from our Asia segment decreased by $2.4 million for the quarter ended July 31, 2021 from the same prior-year period. In constant currency, net revenue decreased by 10.1%, due primarily to lower wholesale revenues and lower comparable sales driven by reduced store traffic resulting from the COVID-19 pandemic. Currency translation fluctuations relating to our Asian operations favorably impacted net revenue by $2.7 million.
Operating margin decreased 3.4% for the quarter ended July 31, 2021 from the same prior-year quarter driven primarily by the deleveraging of expenses due to lower revenue.
Loss from operations from our Asia segment was $4.8 million for the quarter ended July 31, 2021, compared to loss from operations of $3.4 million in the same prior-year period. The deterioration was driven primarily by the unfavorable impact from lower revenue. Currency translation fluctuations relating to our Asia operations unfavorably impacted loss from operations by $0.2 million.
Licensing
Net royalty revenue from our Licensing segment increased by $9.8 million for the quarter ended July 31, 2021 from the same prior-year period due primarily to higher demand and strong performance in footwear, handbags, eyewear, and watches.
Earnings from operations from our Licensing segment increased by $8.6 million for the quarter ended July 31, 2021 from the same prior-year period mainly due to leveraging of expenses.

Corporate Overhead
Unallocated corporate overhead decreased by $0.1 million for the quarter ended July 31, 2021 compared to the same prior-year period.
Six months ended July 31, 2021 and August 1, 2020
Consolidated Results
The following presents our condensed consolidated statements of income (loss) (in thousands, except per share data):

	Six Months Ended
	Jul 31, 2021		Aug 1, 2020
	$	%	$	%	$ change	% change
Net revenue	$1,148,626	100.0%	$658,790	100.0%	$489,836	74.4%
Cost of product sales	642,982	56.0%	477,533	72.5%	165,449	34.6%
Gross profit	505,644	44.0%	181,257	27.5%	324,387	179.0%

Selling, general and administrative expenses	392,301	34.1%	293,581	44.5%	98,720	33.6%
Asset impairment charges	1,942	0.2%	64,941	9.9%	(62,999)	(97.0)%
Net gains on lease modifications	(2,565)	(0.2)%	(429)	(0.1)%	(2,136)	497.9%
Earnings (loss) from operations	113,966	9.9%	(176,836)	(26.8%)	290,802	(164.4)%
Interest expense, net	(11,100)	(1.0)%	(10,357)	(1.5)%	(743)	7.2%
Other expense, net	(3,702)	(0.4)%	(14,032)	(2.2)%	10,330	(73.6)%
Earnings (loss) before income tax expense (benefit)	99,164	8.6%	(201,225)	(30.5)%	300,389	(149.3)%
Income tax expense (benefit)	23,147	2.0%	(19,995)	(3.0)%	43,142	(215.8)%
Net earnings (loss)	76,017	6.6%	(181,230)	(27.5)%	257,247	(141.9)%
Net earnings (loss) attributable to noncontrolling interests	2,949	0.2%	(3,206)	(0.5)%	6,155	(192.0)%
Net earnings (loss) attributable to Guess?, Inc.	$73,068	6.4%	$(178,024)	(27.0)%	251,092	(141.0)%

Net earnings (loss) per common share attributable to common stockholders:
Basic	$1.13		$(2.72)		$3.85
Diluted	$1.10		$(2.72)		$3.82

Effective income tax rate	23.3%		9.9%
Net Revenue. In constant currency, net revenue increased by 66.6% driven primarily by lower comparable sales due to reduced store traffic and temporary store closures resulting from the COVID-19 pandemic in the same prior-year period and, to a lesser extent, a shift in European wholesale shipments into fiscal 2022. Currency translation fluctuations relating to our foreign operations favorably impacted net revenue by $51.1 million, compared to the same prior-year period.
Gross Margin. Gross margin increased 16.5% for the six months ended July 31, 2021 compared to the same prior-year period, of which 13.1% was due to a lower occupancy rate from overall leveraging of expenses and to a lesser extent, a shift in European wholesale shipments into fiscal 2022 and 3.4% was due to higher product margin resulting from significant inventory reserves in Asia included in the prior-year period and lower markdowns in the Americas and Europe in the current-year period.
Gross Profit. Gross profit increased by $324.4 million for the six months ended July 31, 2021 compared to the same prior-year period primarily due to the favorable impact on gross profit from higher revenue, as well as lower occupancy costs. Currency translation fluctuations relating to our foreign operations favorably impacted gross profit by $18.7 million.
SG&A Rate. Our SG&A rate decreased 10.4% for the six months ended July 31, 2021 from the same prior-year period. Our SG&A rate included the favorable impact of lower separation charges and the unfavorable impact of higher certain professional service and legal fees and related (credits) costs which we otherwise would not have incurred as part of our business operations. Excluding these items, our SG&A rate would have decreased by 10.1% during the six months ended July 31, 2021 compared to the same prior-year period, driven by overall leveraging of expenses due mainly to higher revenue.
SG&A Expenses. SG&A expenses increased by $98.7 million for the six months ended July 31, 2021 from the same prior-year period driven primarily by higher variable expenses in the current year quarter, as well as lower payroll and overall discretionary expenses due to significant COVID-19 impacts in the same prior-year period. Currency translation fluctuations relating to our foreign operations unfavorably impacted SG&A expenses by $17.3 million.
Asset Impairment Charges. During the six months ended July 31, 2021, we recognized minimal impairment charges of certain ROU assets and $1.9 million for property and equipment related to certain retail locations resulting from lower revenue and future cash flow projections from the ongoing effects of the COVID-19 pandemic and expected store closures. This compares to $36.5 million in impairment of certain ROU assets and $28.5 million for property and equipment and related to certain retail locations resulting from under-performance and expected store closures during the six months ended August 1, 2020. Currency translation fluctuations relating to our foreign operations favorably impacted asset impairment charges by $0.1 million.
Net Gains on Lease Modifications. During the six months ended July 31, 2021 and August 1, 2020, we recorded net gains on lease modifications of $2.6 million and $0.4 million, respectively, related primarily to the early termination of lease agreements for certain of our retail locations.
Operating Margin. Operating margin increased 36.7% for the six months ended July 31, 2021 compared to the same prior-year period driven primarily by overall leveraging of expenses. Lower asset impairment charges favorably impacted operating margin by 9.7% during the six months ended July 31, 2021 compared to the same prior-year period. Excluding the impact of these items, our operating margin would have decreased 26.6% compared to the same prior-year period. The impact of currency on operating margin was minimal for the first six months of fiscal 2022.
Earnings (Loss) from Operations.   As a result of our operating results, earnings from operations increased by $290.8 million for the six months ended July 31, 2021 compared to a loss from operations in the same prior-year period. Currency translation fluctuations relating to our foreign operations favorably impacted loss from operations by $1.6 million.
Other Expense, Net. Other expense, net decreased $10.3 million for the six months ended July 31, 2021 compared to the same prior-year period driven primarily by market volatility which resulted in lower net unrealized losses on the translation of foreign currency balances compared to higher net unrealized losses in the same prior-year period.
Income Tax Expense (Benefit).  Income tax expense for the six months ended July 31, 2021 was $23.1 million, or a 23.3% effective income tax rate, compared to income tax benefit of $20.0 million, or a 9.9% effective income tax rate, in the same prior-year period. Generally, income taxes for the interim periods are computed using the income tax rate estimated to be applicable for the full fiscal year, adjusted for discrete items, which is subject to ongoing review and evaluation by management.

Net Earnings (Loss) Attributable to Guess?, Inc. Net earnings attributable to Guess?, Inc. increased $251.1 million for the six months ended July 31, 2021 compared to a net loss attributable to Guess?, Inc. in the same prior-year period. Diluted EPS increased $3.82 for the six months ended July 31, 2021 compared to the same prior-year period. We estimate a net positive impact from our share buybacks and prior year convertible notes transaction and currency of $0.05 and $0.10, respectively, on diluted EPS for the six months ended July 31, 2021 when compared to the same prior-year period.
Refer to “Non-GAAP Measures” for an overview of our non-GAAP, or adjusted, financial results for the six months ended July 31, 2021 and August 1, 2020. Excluding the impact of these non-GAAP items, adjusted net earnings attributable to Guess?, Inc. increased $197.5 million and adjusted diluted EPS increased $3.00 for the six months ended July 31, 2021 compared to an adjusted net loss attributable to Guess?, Inc and adjusted diluted loss per share in the same prior-year period. We estimate our share buybacks and prior year convertible notes transaction and currency had a net positive impact of $0.05 and $0.09, respectively, on adjusted diluted EPS during the six months ended July 31, 2021 when compared to the same prior-year period.
Information by Business Segment
The following presents our net revenue and earnings (loss) from operations by segment (in thousands):

	Six Months Ended
	Jul 31, 2021	Aug 1, 2020	$ change	% change
Net revenue:
Americas Retail	$341,832	$184,649	$157,183	85.1%
Americas Wholesale	95,288	46,160	49,128	106.4%
Europe	564,575	312,324	252,251	80.8%
Asia	103,473	90,576	12,897	14.2%
Licensing	43,458	25,081	18,377	73.3%
Total net revenue	$1,148,626	$658,790	489,836	74.4%
Earnings (loss) from operations:
Americas Retail	$58,190	$(41,377)	99,567	(240.6%)
Americas Wholesale	24,499	3,312	21,187	639.7%
Europe	55,615	(23,611)	79,226	(335.5%)
Asia	(6,655)	(26,144)	19,489	74.5%
Licensing	39,585	21,605	17,980	83.2%
Total segment earnings (loss) from operations	171,234	(66,215)	237,449	(358.6%)
Corporate overhead	(57,891)	(46,109)	(11,782)	25.6%
Asset impairment charges	(1,942)	(64,941)	62,999	(97.0%)
Net gains on lease modifications	2,565	429	2,136	497.9%
Total earnings (loss) from operations	$113,966	$(176,836)	290,802	(164.4%)
Operating margins:
Americas Retail	17.0%	(22.4%)
Americas Wholesale	25.7%	7.2%
Europe	9.9%	(7.6%)
Asia	(6.4%)	(28.9%)
Licensing	91.1%	86.1%
Total Company	9.9%	(26.8%)
Americas Retail
Net revenue from our Americas Retail segment increased by $157.2 million for the six months ended July 31, 2021 compared to the same prior-year period. In constant currency, net revenue increased by 82.2% due primarily to lower comparable sales driven by reduced store traffic and temporary store closures resulting from the COVID-19 pandemic in the same prior-year period. Excluding the impact from the temporary store closures, the store base for the U.S. and Canada decreased by an average of 33 net stores during the six months ended July 31, 2021 compared to the same prior-year period, resulting in a 7.0% net decrease in average square footage. Currency translation fluctuations relating to our non-U.S. retail stores and e-commerce sites favorably impacted net revenue by $5.4 million.
Operating margin increased 39.4% for the six months ended July 31, 2021 compared to the same prior-year period driven primarily by leveraging of expenses as well as lower markdowns.
Earnings from operations from our Americas Retail segment increased $99.6 million for the six months ended July 31, 2021 compared to the same prior-year period primarily due to the favorable impact on earnings from higher revenue and leveraging of expenses.
Americas Wholesale
Net revenue from our Americas Wholesale segment increased by $49.1 million for the six months ended July 31, 2021 from the same prior-year period. In constant currency, net revenue increased by 100.1%, driven primarily by our U.S. wholesale business due mainly to higher demand. Currency translation fluctuations relating to our non-U.S. wholesale businesses favorably impacted net revenue by $2.9 million.
Operating margin increased 18.5% for the six months ended July 31, 2021 from the same prior-year period due primarily to leveraging of expenses and lower markdowns.
Earnings from operations from our Americas Wholesale segment increased by $21.2 million for the six months ended July 31, 2021 from the same prior-year period, which reflects the favorable impact on earnings from higher revenue.
Europe
Net revenue from our Europe segment increased by $252.3 million for the six months ended July 31, 2021 from the same prior-year period. In constant currency, net revenue increased by 69.1%, driven primarily by a shift in wholesale shipments into fiscal 2022 and increased demand. Currency translation fluctuations relating to our European operations favorably impacted net revenue by $36.6 million.
Operating margin increased 17.5% for the six months ended July 31, 2021 from the same prior-year period, driven by overall leveraging of expenses due to a shift in wholesale shipments and increased demand.
Earnings from operations from our Europe segment increased by $79.2 million for the six months ended July 31, 2021 compared to the same prior-year period driven primarily by the favorable impact on earnings from higher revenue and overall leveraging of expenses. Currency translation fluctuations relating to our European operations favorably impacted earnings from operations by $0.2 million.
Asia
Net revenue from our Asia segment increased by $12.9 million for the six months ended July 31, 2021 compared to the same prior-year period. In constant currency, net revenue increased by 6.8% due primarily to lower comparable sales driven by reduced store traffic resulting from the COVID-19 pandemic in the same prior-year period. Currency translation fluctuations relating to our Asian operations favorably impacted net revenue by $6.1 million.
Operating margin improved 22.5% for the six months ended July 31, 2021 from the same prior-year period, as the same prior-year period included significant inventory reserves and the current period benefited from leveraging of expenses.
Loss from operations from our Asia segment decreased by $19.5 million for the six months ended July 31, 2021 from the same prior-year period driven primarily by significant inventory reserves in the same prior-year period and the leveraging of expenses in the current year quarter. Currency translation fluctuations relating to our Asian operations unfavorably impacted loss from operations by $0.2 million.
Licensing
Net royalty revenue from our Licensing segment increased by $18.4 million for the six months ended July 31, 2021 compared to the same prior-year period due primarily to higher demand and strong performance in handbags, footwear, eyewear and watches.

Earnings from operations from our Licensing segment increased by $18.0 million for the six months ended July 31, 2021 compared to the same prior-year period driven primarily to leveraging of expenses.
Corporate Overhead
Unallocated corporate overhead increased by $11.8 million for the six months ended July 31, 2021 from the same prior-year period due to lower expenses in the prior-year period mainly related to expense savings in response to the pandemic and lower performance-based compensation.
Non-GAAP Measures
The financial information presented in this Quarterly Report includes non-GAAP financial measures, such as adjusted results and constant currency financial information. For the three and six months ended July 31, 2021 and August 1, 2020, the adjusted results exclude the impact of certain professional service and legal fees and related (credits) costs, certain separation charges, asset impairment charges, net gains on lease modifications, non-cash amortization of debt discount on our convertible senior notes, the related income tax impacts of these adjustments as well as certain discrete income tax adjustments, where applicable. These non-GAAP measures are provided in addition to, and not as alternatives for, our reported GAAP results.
These items affect the comparability of our reported results. The financial results are also presented on a non-GAAP basis, as defined in Section 10(e) of Regulation S-K of the SEC, to exclude the effect of these items. We have excluded these items from our adjusted financial measures primarily because we believe these items are not indicative of the underlying performance of our business and the adjusted financial information provided is useful for investors to evaluate the comparability of our operating results and our future outlook (when reviewed in conjunction with our GAAP financial statements).
A reconciliation of reported GAAP results to comparable non-GAAP results follows (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	Jul 31, 2021	Aug 1, 2020	Jul 31, 2021	Aug 1, 2020
Reported GAAP net earnings (loss) attributable to Guess?, Inc.	$61,062	$(20,358)	$73,068	$(178,024)
Certain professional service and legal fees and related (credits) costs[1]	109	(151)	1,187	139
Separation charges[2]	—	2,507	—	2,680
Asset impairment charges[3]	1,501	11,969	1,942	64,941
Net gains on lease modifications[4]	(420)	(885)	(2,565)	(429)
Amortization of debt discount[5]	2,781	2,598	5,562	5,197
Discrete tax adjustments[6]	81	8,061	228	170
Income tax impact from adjustments[7]	(1,036)	(4,380)	(1,471)	(14,226)
Total adjustments affecting net earnings (loss) attributable to Guess?, Inc.	3,016	19,719	4,883	58,472
Adjusted net earnings (loss) attributable to Guess?, Inc.[8]	$64,078	$(639)	$77,951	$(119,552)

Net earnings (loss) per common share attributable to common stockholders:
GAAP diluted	$0.91	$(0.31)	$1.10	$(2.72)
Adjusted diluted	$0.96	$(0.01)	$1.17	$(1.83)
______________________________________________________________________
Notes:
1    Amounts recorded represent certain professional service and legal fees and related (credits) costs, which we otherwise would not have incurred as part of our business operations.
2    Amounts represent certain separation-related charges due to headcount reduction in response to the pandemic and due to the separation of our former Chief Executive Officer.
3    Amounts represent asset impairment charges related primarily to impairment of operating lease right-of-use assets and property and equipment related to certain retail locations resulting from lower revenue and future cash flow projections from the ongoing effects of the COVID-19 pandemic and expected store closures.

4    Amounts recorded represent net gains on lease modifications related primarily to the early termination of certain lease agreements.
5    In April 2019, we issued $300 million principal amount of 2.00% convertible senior notes due 2024 (the “Notes”) in a private offering. We have separated the Notes into liability (debt) and equity (conversion option) components. The debt discount, which represents an amount equal to the fair value of the equity component, is amortized as non-cash interest expense over the term of the Notes. Estimates of adjusted earnings per share for the full fiscal year 2024 exclude the amortization anticipated to be recorded in those years as such amounts are known. We have not assumed any potential share dilution related to the convert or related warrants.
6    Amounts represent discrete income tax adjustments related primarily to the impacts from cumulative valuation allowances and the income tax benefits from an income tax rate change due to net operating loss carrybacks.
7    The income tax effect of certain professional service and legal fees and related (credits) costs, separation charges, asset impairment charges, net gains on lease modifications and the amortization of debt discount was based on our assessment of deductibility using the statutory income tax rate (inclusive of the impact of valuation allowances) of the tax jurisdiction in which the charges were incurred.
8    The adjusted results reflect the exclusion of certain professional service and legal fees and related (credits) costs, certain separation charges, asset impairment charges, net gains on lease modifications, non-cash amortization of debt discount on our convertible senior notes, the related income tax impacts of these adjustments, as well as certain discrete income tax adjustments, where applicable. A complete reconciliation of actual results to adjusted results is presented in the “Reconciliation of GAAP Results to Adjusted Results.”
Our discussion and analysis herein also includes certain constant currency financial information. Foreign currency exchange rate fluctuations affect the amount reported from translating our foreign revenue, expenses and balance sheet amounts into U.S. dollars. These rate fluctuations can have a significant effect on reported operating results under GAAP. We provide constant currency information to enhance the visibility of underlying business trends, excluding the effects of changes in foreign currency translation rates. To calculate net revenue and earnings (loss) from operations on a constant currency basis, operating results for the current-year period are translated into U.S. dollars at the average exchange rates in effect during the comparable period of the prior year. To calculate balance sheet amounts on a constant currency basis, the current period balance sheet amount is translated into U.S. dollars at the exchange rate in effect at the comparable prior-year period end. The constant currency calculations do not adjust for the impact of revaluing specific transactions denominated in a currency that is different from the functional currency of that entity when exchange rates fluctuate. The constant currency information presented may not be comparable to similarly titled measures reported by other companies.
In calculating the estimated impact of currency fluctuations (including translational and transactional impacts) on other measures such as earnings (loss) per share, we estimate gross margin (including the impact of foreign exchange currency contracts designated as cash flow hedges for anticipated merchandise purchases) and expenses using the appropriate prior-year rates, translates the estimated foreign earnings (loss) at the comparable prior-year rates and excludes the year-over-year earnings impact of gains or losses arising from balance sheet remeasurement and foreign exchange currency contracts not designated as cash flow hedges for merchandise purchases.
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
During the six months ended July 31, 2021, we relied primarily on trade credit, available cash, real estate and other operating leases, finance leases, proceeds from our credit facilities and term loans and internally generated funds to finance our operations. We anticipate we will be able to satisfy our ongoing cash requirements during the next 12 months for working capital, capital expenditures, payments on our debt, finance leases and operating leases, as well as lease modification payments, potential acquisitions and investments, and share repurchases and dividend payments to stockholders, primarily with cash flow from operations and existing cash balances as supplemented by borrowings under our existing Credit Facilities and proceeds from our term loans, as needed. Due to the seasonality of our business and cash needs, we may increase borrowings under our established credit facilities from time-to-time during the next 12 months. If we experience a sustained decrease in consumer demand related to the COVID-19 pandemic, we may require access to additional credit, which may not be available to us on commercially acceptable terms or at all.
Our outstanding convertible senior notes may be converted at the option of the holders as described in “Part I, Item 1, Financial Statements – Note 10 – Convertible Senior Notes and Related Transactions” of this Form 10-Q and in “Note 10 – Convertible Senior Notes and Related Transactions” of the Consolidated Financial Statements included in our Annual Report on Form 10-K. As of July 31, 2021, none of the conditions allowing holders of the convertibles notes to convert had been met. Pursuant to one of these conditions, if our stock trading price exceeds 130% of the $25.78 conversion price of the convertible notes for at least 20 trading days during the 30 consecutive trading-day period ending on, and including, the last trading day of any calendar quarter, holders of the convertible notes would have the right to convert their convertible notes during the next calendar quarter. Upon conversion, we will pay or deliver, as the case may be, cash, shares of our common stock or a combination of cash and shares of our common stock, at our election, in the manner and subject to the terms and conditions provided in the indenture governing the convertible notes. The convertible note hedge transaction we entered into in connection with our issuance of the convertible notes is expected generally to reduce the potential dilution upon conversion of the convertible notes and/or offset any cash payments we are required to make in excess of the principal amount of convertible notes that are converted, as the case may be. We expect to settle the principal amount of our outstanding convertible senior notes in 2024 in cash and any excess in shares.
We have historically considered the undistributed earnings of our foreign subsidiaries to be indefinitely reinvested. As a result of tax reform, we had a substantial amount of previously taxed earnings that could be distributed to the U.S. without additional U.S. taxation. We continue to evaluate our plans for reinvestment or repatriation of unremitted foreign earnings and regularly review our cash positions and determination of permanent reinvestment of foreign earnings. If we determine that all or a portion of such foreign earnings are no longer indefinitely reinvested, we may be subject to additional foreign withholding taxes and U.S. state income taxes, beyond the one-time transition tax. We intend to indefinitely reinvest the remaining earnings from our foreign subsidiaries for which a deferred income tax liability has not already been recorded. It is not practicable to estimate the amount of income tax that might be payable if these earnings were repatriated due to the complexities associated with the hypothetical calculation. As of July 31, 2021, we had cash and cash equivalents of $458.9 million, of which approximately $114.2 million was held in the U.S.
Excess cash and cash equivalents, which represent the majority of our outstanding cash and cash equivalents balance, are held primarily in overnight deposit and short-term time deposit accounts and money market accounts. Please see “—Important Factors Regarding Forward-Looking Statements” discussed above, “Part II, Item 1A. Risk Factors” in this Form 10-Q and “Part I, Item 1A. Risk Factors” contained in our most recent Annual Report on Form 10-K for the fiscal year ended January 30, 2021 for a discussion of risk factors which could reasonably be likely to result in a decrease of internally generated funds available to finance capital expenditures and working capital requirements.
COVID-19 Impact on Liquidity
Refer to the “COVID-19 Business Update” section above for a discussion of the impact from the COVID-19 pandemic on our financial performance and our liquidity.
In light of store closures and reduced traffic in stores, we have taken certain actions with respect to certain of our existing leases, including engaging with landlords to discuss rent deferrals as well as other rent concessions. Throughout the COVID-19 pandemic, we have suspended rental payments and/or paid reduced rental amounts with respect to our retail stores that were closed or experiencing drastically reduced customer traffic as a result of the COVID-19 pandemic. During fiscal 2022 and 2021, we have successfully negotiated with several landlords, including some of our larger landlords and have received rent abatement benefits as well as new lease terms for some of our affected leases. We continue to engage in discussions with additional affected landlords in an effort to achieve appropriate rent relief and other lease concessions and, in some cases, to terminate existing leases. In some instances, where negotiations with landlords have proven unsuccessful, we are engaged in litigation related to rent obligations both during the COVID-19 pandemic and through the term of the lease.
Six Months Ended July 31, 2021 and August 1, 2020
Operating Activities
Net cash provided by operating activities was $43.0 million for the six months ended July 31, 2021, compared to $40.7 million for the six months ended August 1, 2020, or an improvement of $2.3 million. This improvement was driven primarily by higher cash flows generated from net earnings, partially offset by unfavorable changes in working capital.
Investing Activities
Net cash used in investing activities was $20.8 million for the six months ended July 31, 2021 compared to $12.0 million for the six months ended August 1, 2020. Net cash used in investing activities for the six months ended July 31, 2021 related primarily to investments in technology and other infrastructure and, to a lesser extent, existing store remodeling programs and international retail expansion.
The increase in cash used in investing activities was driven primarily by higher strategic investments in technology and retail remodels during the six months ended July 31, 2021 compared to the same prior-year period. During the six months ended July 31, 2021, we opened 33 directly-operated stores compared to seven directly-operated stores that were opened in the same prior-year period.
Financing Activities
Net cash used in financing activities was $26.6 million for the six months ended July 31, 2021 compared to net cash provided by financing activities of $13.6 million for the six months ended August 1, 2020. Net cash used in financing activities for the six months ended July 31, 2021 related primarily to payment of dividends and repayments on borrowings and finance lease obligations, partially offset by proceeds from borrowings.
The change in cash provided by (used in) financing activities was driven primarily by lower proceeds received from borrowings, lower repayments of borrowings and higher payment of dividends during the six months ended July 31, 2021 compared to the same prior-year period.
Effect of Exchange Rates on Cash, Cash Equivalents and Restricted Cash
The change in foreign currency translation rates decreased our reported cash, cash equivalents and restricted cash balance by $5.7 million compared to an increase by $1.1 million during the six months ended August 1, 2020. Refer to “Foreign Currency Volatility” for further information on fluctuations in exchange rates.
Working Capital
As of July 31, 2021, we had net working capital (including cash and cash equivalents) of $548.7 million compared to $470.0 million at January 30, 2021 and $343.5 million at August 1, 2020.
Our primary working capital needs are for the current portion of lease liabilities, accounts receivable and inventory. The accounts receivable balance consists of trade receivables relating primarily to our wholesale business in Europe and, to a lesser extent, to our wholesale businesses in the Americas and Asia, royalty receivables relating to our licensing operations, credit card and retail concession receivables related to our retail businesses and certain other receivables. Accounts receivable increased by $53.4 million, or 21.7%, to $299.9 million as of July 31, 2021, from $246.5 million at August 1, 2020. On a constant currency basis, accounts receivable increased by $50.5 million, or 20.5%, when compared to August 1, 2020. As of July 31, 2021, approximately 55% of our total net trade receivables and 70% of our European net trade receivables were subject to credit insurance coverage, certain bank guarantees or letters of credit for collection purposes. Our credit insurance coverage contains certain terms and conditions specifying deductibles and annual claim limits. Inventory increased by $10.9 million, or 2.6%, to $430.3 million as of July 31, 2021, from $419.4 million at August 1, 2020. On a constant currency basis, inventory increased by $4.5 million, or 1.1%, when compared to August 1, 2020, driven primarily by improved inventory management.

Capital Expenditures
Gross capital expenditures totaled $21.6 million, before deducting lease incentives of $1.5 million, for the six months ended July 31, 2021. This compares to gross capital expenditures of $10.1 million, before deducting lease incentives of $0.5 million, for the six months ended August 1, 2020.
We will periodically evaluate strategic acquisitions and alliances and pursue those we believe will support and contribute to our overall growth initiatives.
Dividends
On August 25, 2021, we announced a regular quarterly cash dividend of $0.1125 per share on our common stock. The cash dividend will be paid on September 24, 2021 to shareholders of record as of the close of business on September 8, 2021.
Decisions on whether, when and in what amounts to continue making any future dividend distributions will remain at all times entirely at the discretion of our Board of Directors, which reserves the right to change or terminate our dividend practices at any time and for any reason without prior notice. The payment of cash dividends in the future will be based upon a number of business, legal and other considerations, including our cash flow from operations, capital expenditures, debt service and covenant requirements, cash paid for income taxes, earnings, share repurchases, economic conditions and U.S. and global liquidity.
Share Repurchases
There were no shares repurchased under our share repurchase program during the six months ended July 31, 2021. There were 4,000,000 shares repurchased at an aggregate cost of $38.8 million under the program during the three and six months ended August 1, 2020. As of July 31, 2021, we had remaining authority under the program to purchase $48 million shares of our common stock.
On August 25, 2021, we announced that our Board of Directors has authorized a program to repurchase, from time-to-time and as market and business conditions warrant, up to $200 million of our common stock. The newly authorized $200 million program includes the $48 million remaining under our previously authorized $500 million repurchase program. Repurchases may be made on the open market or in privately negotiated transactions, pursuant to Rule 10b5-1 trading plans or other available means. There is no minimum or maximum number of shares to be repurchased under the program and the program may be discontinued at any time, without prior notice.
Borrowings and Finance Lease Obligations and Convertible Senior Notes
See “Part I, Item 1. Financial Statements – Note 9 – Borrowings and Finance Lease Obligations” and “Part I, Item 1. Financial Statements – Note 10 – Convertible Senior Notes and Related Transactions” in this Form 10-Q for disclosures about our borrowings and finance lease obligations and convertible senior notes.
Supplemental Executive Retirement Plan
As a non-qualified pension plan, no dedicated funding of our Supplemental Executive Retirement Plan (“SERP”) is required; however, we have made periodic payments into insurance policies held in a rabbi trust to fund the expected obligations arising under the non-qualified SERP.
The cash surrender values of the insurance policies were $73.4 million and $72.1 million as of July 31, 2021 and January 30, 2021, respectively, and were included in other assets in our condensed consolidated balance sheets. As a result of changes in the value of the insurance policy investments, we recorded unrealized gains of $2.2 million in other income and expense during the three and six months ended July 31, 2021 and $5.1 million and $2.0 million in other income and expense during the three and six months ended August 1, 2020, respectively. The projected benefit obligation was $51.9 million and $52.3 million as of July 31, 2021 and January 30, 2021, respectively, and was included in accrued expenses and other long-term liabilities in our condensed consolidated balance sheets depending on the expected timing of payments. SERP benefit payments of $0.5 million and $1.0 million were made during the three and six months ended July 31, 2021, respectively.

SERP benefit payments of $0.3 million and $0.8 million were made during the three and six months ended August 1, 2020, respectively.
Contractual Obligations and Commitments
As of July 31, 2021, there were no material changes to our contractual obligations and commitments outside the ordinary course of business compared to the disclosures included in our Form 10-K for the fiscal year ended January 30, 2021. See “Part I, Item 1. Financial Statements – Note 9 – Borrowings and Finance Lease Obligations” and “Part I, Item 1. Financial Statements – Note 10 – Convertible Senior Notes and Related Transactions” for further information on these arrangements.
Application of Critical Accounting Policies and Estimates
Our critical accounting policies reflecting our estimates and judgments are described in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the fiscal year ended January 30, 2021 filed with the SEC on April 9, 2021. There have been no significant changes to our critical accounting policies during the six months ended July 31, 2021.
Recently Issued Accounting Guidance
See “Part I, Item 1. Financial Statements – Note 1 – Basis of Presentation and New Accounting Guidance” for disclosures about recently issued accounting guidance.
ITEM 3.Quantitative and Qualitative Disclosures About Market Risk.
Exchange Rate Risk
More than two-thirds of product sales recorded for the six months ended July 31, 2021 were denominated in currencies other than the U.S. dollar. Our primary exchange rate risk relates to operations in Europe, Canada, South Korea, China, Hong Kong and Mexico. Changes in currencies affect our earnings in various ways. For further discussion on currency-related risk, please refer to our risk factors under “Part I, Item 1A. Risk Factors” contained in our most recent Annual Report on Form 10-K for the fiscal year ended January 30, 2021.
Foreign Currency Translation Adjustment
The local selling currency is typically the functional currency for all of our significant international operations. In accordance with authoritative guidance, assets and liabilities of our foreign operations are translated from foreign currencies into U.S. dollars at period-end rates, while income and expenses are translated at the weighted average exchange rates for the period. The related translation adjustments are reflected as a foreign currency translation adjustment in accumulated other comprehensive income (loss) within stockholders’ equity. In addition, we record foreign currency translation adjustments related to our noncontrolling interests within stockholders’ equity. Accordingly, our reported other comprehensive income (loss) could be unfavorably impacted if the U.S. dollar strengthens, particularly against the British pound, Canadian dollar, Chinese yuan, euro, Japanese yen, Korean won, Mexican peso, Polish zloty, Russian rouble and Turkish lira. Alternatively, if the U.S. dollar weakens relative to those currencies, our reported other comprehensive income (loss) could be favorably impacted. Our foreign currency translation adjustments recorded in other comprehensive income (loss) are significantly impacted by net assets denominated in euros.
Periodically, we may also use foreign exchange currency contracts to hedge the translation and economic exposures related to our net investments in certain of our international subsidiaries. Changes in the fair values of these foreign exchange currency contracts, designated as net investment hedges, are recorded in foreign currency translation adjustment as a component of accumulated other comprehensive income (loss) within stockholders’ equity.
During the six months ended July 31, 2021, the total foreign currency translation adjustment decreased stockholders’ equity by $7.5 million, driven primarily by the weakening of the U.S. dollar against the euro.

Foreign Currency Transaction Gains and Losses
Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency, including gains and losses on foreign exchange currency contracts (see below), are included in the condensed consolidated statements of income (loss). Net foreign currency transaction losses of $8.2 million and $6.7 million were included in the determination of net earnings (loss) for the six months ended July 31, 2021 and August 1, 2020, respectively.
Foreign Exchange Currency Contracts
We operate in foreign countries, which exposes us to market risk associated with foreign currency exchange rate fluctuations. Various transactions that occur primarily in Europe, Canada, South Korea, China, Hong Kong and Mexico are denominated in U.S. dollars, British pounds and Russian roubles and thus are exposed to earnings risk as a result of exchange rate fluctuations when converted to their functional currencies. These types of transactions include U.S. dollar-denominated purchases of merchandise and U.S. dollar- and British pound-denominated intercompany liabilities. In addition, certain operating expenses, tax liabilities and pension-related liabilities are denominated in Swiss francs and are exposed to earnings risk as a result of exchange rate fluctuations when converted to the functional currency. Further, there are certain real estate leases that are denominated in a currency other than the functional currency of the respective entity that entered into the agreement (primarily Swiss francs, Russian roubles and Polish zloty). As a result, we may be exposed to volatility related to unrealized gains or losses on the translation of present value of future lease payment obligations when translated at the exchange rate as of a reporting period-end. We are also subject to certain translation and economic exposures related to our net investment in certain of our international subsidiaries. We enter into derivative financial instruments to offset some, but not all, of our exchange risk. In addition, some of the derivative contracts in place will create volatility during the fiscal year as they are marked-to-market according to the accounting rules and may result in revaluation gains or losses in different periods from when the currency impact on the underlying transactions are realized.
Foreign Exchange Currency Contracts Designated as Cash Flow Hedges
During the six months ended July 31, 2021, we purchased U.S. dollar forward contracts in Europe totaling US$75.0 million that were designated as cash flow hedges. As of July 31, 2021, we had forward contracts outstanding for our European operations of US$114.0 million to hedge forecasted merchandise purchases, which are expected to mature over the next 12 months. Our foreign exchange currency contracts are recorded in our condensed consolidated balance sheet at fair value based on quoted market rates. Changes in the fair value of the U.S. dollar forward contracts, designated as cash flow hedges for forecasted merchandise purchases, are recorded as a component of accumulated other comprehensive income (loss) within stockholders’ equity and are recognized in cost of product sales in the period that approximates the time the hedged merchandise inventory is sold. Changes in the fair value of the U.S. dollar forward contracts, designated as cash flow hedges for forecasted intercompany royalties, are recorded as a component of accumulated other comprehensive income (loss) within stockholders’ equity and are recognized in other income (expense) in the period in which the royalty expense is incurred.
As of July 31, 2021, accumulated other comprehensive income (loss) related to foreign exchange currency contracts included a minimal net unrealized loss, net of tax, of which $0.6 million will be recognized in cost of product sales over the following 12 months, at the then current values on a pre-tax basis, which can be different than the current quarter-end values.
As of July 31, 2021, the net unrealized gain of the remaining open forward contracts recorded in our condensed consolidated balance sheet was approximately $1.9 million.
At January 30, 2021, we had forward contracts outstanding for our European operations of US$100.0 million that were designated as cash flow hedges. At January 30, 2021, the net unrealized loss of these open forward contracts recorded in our condensed consolidated balance sheet was approximately $3.3 million.

Foreign Exchange Currency Contracts Not Designated as Hedging Instruments
We also have foreign exchange currency contracts that are not designated as hedging instruments for accounting purposes. Changes in fair value of foreign exchange currency contracts not designated as hedging instruments are reported in net earnings (loss) as part of other income (expense). For the six months ended July 31, 2021, we recorded a net gain of $0.6 million for our euro dollar foreign exchange currency contracts not designated as hedges, which has been included in other income (expense). As of July 31, 2021, we had euro foreign exchange currency contracts to purchase US$15.0 million expected to mature over the next one month. As of July 31, 2021, the net unrealized loss of these open forward contracts recorded in our condensed consolidated balance sheet was approximately $0.2 million.
At January 30, 2021, we had euro foreign exchange currency contracts to purchase US$19.0 million. At January 30, 2021, the net unrealized loss of these open forward contracts recorded in our condensed consolidated balance sheet was approximately $1.2 million.
Sensitivity Analysis
As of July 31, 2021, a sensitivity analysis of changes in foreign currencies when measured against the U.S. dollar indicates that, if the U.S. dollar had uniformly weakened by 10% against all of the U.S. dollar denominated foreign exchange derivatives totaling US$129.0 million, the fair value of the instruments would have decreased by $14.3 million. Conversely, if the U.S. dollar uniformly strengthened by 10% against all of the U.S. dollar denominated foreign exchange derivatives, the fair value of these instruments would have increased by $11.7 million. Any resulting changes in the fair value of the hedged instruments may be partially offset by changes in the fair value of certain balance sheet positions (primarily U.S. dollar denominated liabilities in our foreign operations) impacted by the change in the foreign currency rate. The ability to reduce the exposure of currencies on earnings depends on the magnitude of the derivatives compared to the balance sheet positions during each reporting cycle.
Interest Rate Risk
We are exposed to interest rate risk on our floating-rate debt. We have entered into interest rate swap agreements for certain of these agreements to effectively convert our floating-rate debt to a fixed-rate basis. The principal objective of these contracts is to eliminate or reduce the variability of the cash flows in interest payments associated with our floating-rate debt, thus reducing the impact of interest rate changes on future interest payment cash flows. We have elected to apply the hedge accounting rules in accordance with authoritative guidance for certain of these contracts.
In April 2019, we issued $300 million principal amount of convertible senior notes in a private offering. The fair value of the convertible senior notes is subject to interest rate risk, market risk and other factors due to a conversion feature. The fair value of the convertible senior notes will generally increase as our common stock price increases and will generally decrease as our common stock price declines. The interest and market value changes affect the fair value of the convertible senior notes but do not impact our financial position, cash flows or results of operations due to the fixed nature of the debt obligation. Additionally, we carry the convertible senior notes at face value, less any unamortized discount on our balance sheet and we present the fair value for disclosure purposes only.
Interest Rate Swap Agreement Designated as Cash Flow Hedge
The fair value of the interest rate swap agreement is based upon inputs corroborated by observable market data. Changes in the fair value of the interest rate swap agreement, designated as a cash flow hedge to hedge the variability of cash flows in interest payments associated with our floating-rate real estate secured loan (the “Mortgage Debt”), are recorded as a component of accumulated other comprehensive income (loss) within stockholders’ equity and are amortized to interest expense over the term of the related debt.
As of July 31, 2021, accumulated other comprehensive income (loss) related to the interest rate swap agreement included a net unrealized loss of $0.6 million net of tax, which will be recognized in interest expense over the following 12 months, at the then current values on a pre-tax basis, which can be different than the current quarter-end values. As of July 31, 2021, the net unrealized loss of the interest rate swap recorded in our condensed consolidated balance sheet was approximately $0.7 million. As of January 30, 2021, the net unrealized loss of the interest rate swap recorded in our condensed consolidated balance sheet was approximately $1.0 million.
Sensitivity Analysis
As of July 31, 2021, we had indebtedness related to term loans of $55.0 million, finance lease obligations of $24.8 million and the Mortgage Debt of $18.2 million. The term loans provide for annual interest rates ranging between 1.3% to 2.2%. The finance lease obligations are based on fixed interest rates derived from the respective agreements. The Mortgage Debt is covered by a separate interest rate swap agreement with a swap fixed interest rate of approximately 3.06% that matures in January 2026. The interest rate swap agreement is designated as a cash flow hedge and converts the nature of our Mortgage Debt from LIBOR floating-rate debt to fixed-rate debt.
The fair values of our debt instruments are based on the amount of future cash flows associated with each instrument discounted using our incremental borrowing rate. As of July 31, 2021 and January 30, 2021, the carrying value was not materially different from fair value, as the interest rates on our debt approximated rates currently available to us. The fair value of our convertible senior notes is determined based on inputs that are observable in the market and have been classified as Level 2 in the fair value hierarchy.
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
There was no change in our internal control over financial reporting during the second quarter of fiscal 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2.Unregistered Sales of Equity Securities and Use of Proceeds.
Items (a) and (b) are not applicable.
Item (c). Issuer Purchases of Equity Securities
Our share repurchases during each fiscal month of the second quarter of fiscal 2022 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs[3]
May 2, 2021 to May 29, 2021
Repurchase program[1]	—	—	—	$47,834,956
Employee transactions[2]	—	—	—
May 30, 2021 to July 3, 2021
Repurchase program[1]	—	—	—	$47,834,956
Employee transactions[2]	826	$28.21	—
July 4, 2021 to July 31, 2021
Repurchase program[1]	—	—	—	$47,834,956
Employee transactions[2]	—	—	—
Total
Repurchase program[1]	—	—	—
Employee transactions[2]	826	$28.21	—
______________________________________________________________________
Notes:
1.On June 26, 2012, our Board of Directors authorized a program to repurchase, from time-to-time and as market and business conditions warrant, up to $500 million of our common stock (the “2012 Share Repurchase Program”).
2.Consists of shares surrendered to, or withheld by, us in satisfaction of employee tax withholding obligations that occur upon vesting of restricted stock awards granted under our 2004 Equity Incentive Plan, as amended.
3.On August 25, 2021, we announced that our Board of Directors has authorized a new program to repurchase, from time-to-time and as market and business conditions warrant, up to $200 million of our common stock. The newly authorized $200 million program (the “2021 Share Repurchase Program”) includes $47.8 million remaining under our previously authorized 2012 Share Repurchase Program. Repurchases may be made on the open market or in privately negotiated transactions, pursuant to Rule 10b5-1 trading plans or other available means. There is no minimum or maximum number of shares to be repurchased under the 2021 Share Repurchase Program, which may be discontinued at any time, without prior notice. The amounts noted in this table exclude the effect of the 2021 Share Repurchase Program.

ITEM 6.Exhibits.

Exhibit Number	Description
3.1.
Restated Certificate of Incorporation of the Registrant (incorporated by reference from Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-4419) filed July 30, 1996).

3.2.
Certificate of Amendment, dated June 24, 2021, to the Restated Certificate of Incorporation of Guess?, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 30, 2021).

3.3.	Fourth Amended and Restated Bylaws of the Registrant (incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on June 30, 2021).
*10.1.
Letter agreement, dated June 30, 2021, by and between Guess?, Inc. and Carlos Alberini (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 2, 2021).

*10.2.
Performance Share Award Agreement (Stock Price), dated June 30, 2021, by and between Guess?, Inc. and Carlos Alberini (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 2, 2021).

*†10.3.	Restricted Stock Unit Agreement (operating earnings), dated as of June 30, 2021, between the Registrant and Carlos Alberini.
*†10.4.	Performance Share Award Agreement (total shareholder return), dated as of June 30, 2021, between the Registrant and Carlos Alberini.
*†10.5.	Performance Share Award Agreement (licensing and company operating earnings), dated as of June 30, 2021 between the Registrant and Paul Marciano.
*†10.6.	Restricted Stock Unit Agreement (operating earnings), dated as of June 30, 2021, between the Registrant and Kathryn Anderson.
*†10.7.	Performance Share Award Agreement (total shareholder return), dated as of June 30, 2021, between the Registrant and Kathryn Anderson.
*†10.8.	Guess?, Inc. Annual Incentive Bonus Plan.
†31.1.	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
†31.2.	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
††32.1.	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
††32.2.	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
†101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
†101.SCH	XBRL Taxonomy Extension Schema Document
†101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
†101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
†101.LAB	XBRL Taxonomy Extension Label Linkbase Document
†101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
†104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
_______________________________________________________________________________

*	Management Contract or Compensatory Plan
†	Filed herewith
††	Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Guess?, Inc.

Date:	September 2, 2021	By:	/s/ CARLOS ALBERINI
Carlos Alberini
Chief Executive Officer

Date:	September 2, 2021	By:	/s/ KATHRYN ANDERSON
Kathryn Anderson
Chief Financial Officer
(Principal Financial Officer)