Form 10-Q
period 2021-10-30
GUESS INC
filed 2021-12-03
CIK 912463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended October 30, 2021
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
As of November 29, 2021, the registrant had 64,974,647 shares of Common Stock, $.01 par value per share, outstanding.

GUESS?, INC.
FORM 10-Q
i

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements.

GUESS?, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	Oct 30, 2021	Jan 30, 2021
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$391,065	$469,110
Accounts receivable, net	321,296	314,147
Inventories	482,475	389,144
Other current assets	76,414	60,123
Total current assets	1,271,250	1,232,524
Property and equipment, net	212,126	216,196
Goodwill	35,539	36,736
Deferred tax assets	186,957	72,417
Restricted cash	224	235
Operating lease right-of-use assets	706,161	764,804
Other assets	150,184	142,956
	$2,562,441	$2,465,868
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of borrowings and finance lease obligations	$32,960	$38,710
Accounts payable	313,727	300,427
Accrued expenses and other current liabilities	248,879	200,602
Current portion of operating lease liabilities	209,072	222,800
Total current liabilities	804,638	762,539
Convertible senior notes, net	267,599	258,614
Long-term debt and finance lease obligations	67,456	68,554
Long-term operating lease liabilities	599,472	662,657
Other long-term liabilities	159,820	144,004
Total liabilities	1,898,985	1,896,368
Redeemable noncontrolling interests	9,751	3,920

Commitments and contingencies (Note 13)

Stockholders’ equity:
Preferred stock, $.01 par value. Authorized 10,000,000 shares; no shares issued and outstanding	—	—
Common stock, $.01 par value. Authorized 150,000,000 shares; issued 142,788,502 and 142,793,679 shares, outstanding 64,974,647 and 64,230,162 shares, as of October 30, 2021 and January 30, 2021, respectively	650	642
Paid-in capital	562,177	553,111
Retained earnings	1,105,129	1,034,823
Accumulated other comprehensive loss	(127,200)	(120,675)
Treasury stock, 77,813,855 and 78,563,517 shares as of October 30, 2021 and January 30, 2021, respectively	(915,419)	(924,238)
Guess?, Inc. stockholders’ equity	625,337	543,663
Nonredeemable noncontrolling interests	28,368	21,917
Total stockholders’ equity	653,705	565,580
	$2,562,441	$2,465,868

See accompanying notes to condensed consolidated financial statements.

GUESS?, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	Oct 30, 2021	Oct 31, 2020	Oct 30, 2021	Oct 31, 2020
Product sales	$616,489	$549,851	$1,721,657	$1,183,560
Net royalties	26,581	19,433	70,039	44,514
Net revenue	643,070	569,284	1,791,696	1,228,074
Cost of product sales	349,466	329,764	992,448	807,297
Gross profit	293,604	239,520	799,248	420,777
Selling, general and administrative expenses	223,775	184,739	616,076	478,320
Asset impairment charges	1,152	10,335	3,094	75,276
Net (gains) losses on lease modifications	3,006	(21)	441	(450)
Earnings (loss) from operations	65,671	44,467	179,637	(132,369)
Other income (expense):
Interest expense	(5,550)	(5,809)	(17,485)	(17,212)
Interest income	487	562	1,322	1,608
Other expense, net	(7,800)	(6,521)	(11,502)	(20,553)
Total other expense	(12,863)	(11,768)	(27,665)	(36,157)

Earnings (loss) before income tax expense (benefit)	52,808	32,699	151,972	(168,526)
Income tax expense (benefit)	20,441	5,145	43,588	(14,850)
Net earnings (loss)	32,367	27,554	108,384	(153,676)
Net earnings (loss) attributable to noncontrolling interests	2,487	1,178	5,436	(2,028)
Net earnings (loss) attributable to Guess?, Inc.	$29,880	$26,376	$102,948	$(151,648)

Net earnings (loss) per common share attributable to common stockholders:
Basic	$0.46	$0.41	$1.58	$(2.35)
Diluted	$0.45	$0.41	$1.55	$(2.35)

Weighted average common shares outstanding attributable to common stockholders:
Basic	64,373	62,789	64,248	64,561
Diluted	65,852	63,579	65,893	64,561

See accompanying notes to condensed consolidated financial statements.

GUESS?, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)

	Three Months Ended		Nine Months Ended
	Oct 30, 2021	Oct 31, 2020	Oct 30, 2021	Oct 31, 2020
Net earnings (loss)	$32,367	$27,554	$108,384	$(153,676)
Other comprehensive income (loss) (“OCI”):
Foreign currency translation adjustment
Gains (losses) arising during the period	(7,907)	(1,043)	(15,374)	13,260
Derivative financial instruments designated as cash flow hedges
Gains (losses) arising during the period	3,072	1,465	6,486	(2,896)
Less income tax effect	(371)	(179)	(761)	350
Reclassification to net earnings (loss) for (gains) losses realized	1,342	(1,737)	2,764	(6,187)
Less income tax effect	(157)	184	(329)	667
Defined benefit plans
Foreign currency and other adjustments	54	(5)	139	(241)
Less income tax effect	(6)	3	(14)	27
Net actuarial loss amortization	106	101	317	294
Prior service credit amortization	(16)	(17)	(50)	(49)
Less income tax effect	(13)	(10)	(36)	(29)
Total comprehensive income (loss)	28,471	26,316	101,526	(148,480)
Less comprehensive income (loss) attributable to noncontrolling interests:
Net earnings (loss)	2,487	1,178	5,436	(2,028)
Foreign currency translation adjustment	(624)	1,166	(333)	(701)
Amounts attributable to noncontrolling interests	1,863	2,344	5,103	(2,729)
Comprehensive income (loss) attributable to Guess?, Inc.	$26,608	$23,972	$96,423	$(145,751)

See accompanying notes to condensed consolidated financial statements.

GUESS?, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended
	Oct 30, 2021	Oct 31, 2020
Cash flows from operating activities:
Net earnings (loss)	$108,384	$(153,676)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	41,613	48,009
Amortization of debt discount	8,343	7,796
Amortization of debt issuance costs	1,035	1,017
Share-based compensation expense	15,068	14,529
Forward contract (gains) losses	(766)	2,926
Deferred income taxes	(119,853)	912
Net loss from impairment and disposition of long-term assets	4,972	76,046
Other items, net	14,797	11,872
Changes in operating assets and liabilities:
Accounts receivable	(22,301)	41,188
Inventories	(96,673)	3,591
Prepaid expenses and other assets	(23,045)	(10,174)
Operating lease assets and liabilities, net	(17,422)	34,323
Accounts payable and accrued expenses	72,360	21,157
Other long-term liabilities	18,069	(1,165)
Net cash provided by operating activities	4,581	98,351
Cash flows from investing activities:
Purchases of property and equipment	(40,598)	(12,364)
Proceeds from sale of business and long-term assets	3,625	1,596
Net cash settlement of forward contracts	(740)	(743)
Purchases of investments	(2,045)	(2,344)
Other investing activities	(617)	(723)
Net cash used in investing activities	(40,375)	(14,578)
Cash flows from financing activities:
Proceeds from borrowings	19,310	294,893
Repayments on borrowings and finance lease obligations	(25,077)	(249,727)
Dividends paid	(22,121)	(8,114)
Noncontrolling interest capital distribution	(3,452)	—
Issuance of common stock, net of income tax withholdings on vesting of stock awards	2,846	(2,724)
Purchase of treasury stock	—	(38,876)
Net cash used in financing activities	(28,494)	(4,548)
Effect of exchange rates on cash, cash equivalents and restricted cash	(13,768)	1,432
Net change in cash, cash equivalents and restricted cash	(78,056)	80,657
Cash, cash equivalents and restricted cash at the beginning of the year	469,345	284,828
Cash, cash equivalents and restricted cash at the end of the period	$391,289	$365,485

Supplemental cash flow data:
Interest paid	$9,009	$9,265
Income taxes paid, net of refunds	$107,687	$6,326

Non-cash investing and financing activity:
Assets acquired under finance lease obligations	$2,854	$6,803
Receivable and related adjustments from sale of retail locations	$—	$574

See accompanying notes to condensed consolidated financial statements.

GUESS?, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)

	For the three and nine months ended October 30, 2021
	Guess?, Inc. Stockholders’ Equity
	Common Stock					Treasury Stock
	Shares	Amount	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Shares	Amount	Nonredeemable Noncontrolling Interests	Total
Balance at January 30, 2021	64,230,162	$642	$553,111	$1,034,823	$(120,675)	78,563,517	$(924,238)	$21,917	$565,580
Net earnings	—	—	—	12,006	—	—	—	864	12,870
Other comprehensive income (loss), net of income tax of ($190)	—	—	—	—	(227)	—	—	217	(10)
Issuance of common stock under stock compensation plans	689,653	7	(6,417)	—	—	(690,492)	8,123	—	1,713
Issuance of stock under Employee Stock Purchase Plan	12,798	—	81	—	—	(12,798)	151	—	232
Share-based compensation	—	—	4,056	4	—	—	—	—	4,060
Dividends, net of forfeitures on non-participating securities	—	—	—	(7,252)	—	—	—	—	(7,252)
Balance at May 1, 2021	64,932,613	$649	$550,831	$1,039,581	$(120,902)	77,860,227	$(915,964)	$22,998	$577,193
Net earnings	—	—	—	61,062	—	—	—	2,085	63,147
Other comprehensive income (loss), net of income tax of ($403)	—	—	—	—	(3,026)	—	—	74	(2,952)
Issuance of common stock under stock compensation plans	24,233	1	60	—	—	(27,409)	323	—	384
Issuance of stock under Employee Stock Purchase Plan	11,129	—	79	—	—	(11,129)	130	—	209
Share-based compensation	—	—	4,795	7	—	—	—	—	4,802
Dividends, net of forfeitures on non-participating securities	—	—	—	(7,308)	—	—	—	—	(7,308)
Noncontrolling interest capital distribution	—	—	—	—	—	—	—	(3,452)	(3,452)
Balance at July 31, 2021	64,967,975	$650	$555,765	$1,093,342	$(123,928)	77,821,689	$(915,511)	$21,705	$632,023
Net earnings	—	—	—	29,880	—	—	—	2,487	32,367
Other comprehensive loss, net of income tax of ($547)	—	—	—	—	(3,272)	—	—	(624)	(3,896)
Issuance of common stock under stock compensation plans	(1,137)	—	160	—	—	(25)	—	—	160
Issuance of stock under Employee Stock Purchase Plan	7,809	—	56	—	—	(7,809)	92	—	148
Share-based compensation	—	—	6,196	10	—	—	—	—	6,206
Dividends, net of forfeitures on non-participating securities	—	—	—	(7,649)	—	—	—	—	(7,649)
Redeemable noncontrolling interest redemption value adjustment	—	—	—	(10,454)	—	—	—	4,800	(5,654)
Balance at October 30, 2021	64,974,647	$650	$562,177	$1,105,129	$(127,200)	77,813,855	$(915,419)	$28,368	$653,705

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
October 30, 2021
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
Interim Financial Statements
In the opinion of management, the accompanying unaudited condensed consolidated financial statements of the Company contain all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the condensed consolidated balance sheets as of October 30, 2021 and January 30, 2021, the condensed consolidated statements of income (loss), comprehensive income (loss), cash flows and stockholders’ equity for the three and nine months ended October 30, 2021 and October 31, 2020. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) for interim financial information and the instructions to Rule 10-01 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). Accordingly, they have been condensed and do not include all of the information and footnotes required by GAAP for complete financial statements. The results of operations and cash flows for the three and nine months ended October 30, 2021 are not necessarily indicative of the results of operations to be expected for the full fiscal year.
These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended January 30, 2021.
Fiscal Periods
The three and nine months ended October 30, 2021 had the same number of days as the three and nine months ended October 31, 2020. All references herein to “fiscal 2022,” “fiscal 2021” and “fiscal 2020” represent the results of the 52-week fiscal years ending January 29, 2022, January 30, 2021 and February 1, 2020, respectively.
COVID-19 Business Update
The coronavirus (“COVID-19”) pandemic is continuing to negatively impact the Company’s businesses. Although the Company achieved slightly higher net revenue during the third quarter of fiscal 2022 compared to the third quarter of fiscal 2020, the Company remained challenged by lower traffic and capacity restrictions. In addition, while the Company began the third quarter of fiscal 2022 with almost all its directly operated stores open for business, the Company started to incur a new round of government-mandated temporary store closures toward the end of the quarter. This resulted in the closure of a limited number of its directly operated stores as of October 30, 2021, mostly in Europe, the impact of which was minimal to its third quarter results.
The COVID-19 crisis has also contributed to disruptions in the overall global supply chain, leading to industry-wide product delays and higher freight costs. The Company has been working actively to mitigate these headwinds to the extent possible through a number of global supply chain initiatives.

In light of the fluid nature of the pandemic, the Company continues to carefully monitor global and regional developments, such as the recent spread of the Omicron variant, and respond appropriately. The Company also continues to strategically manage expenses in order to protect profitability and to mitigate, to the extent possible, the effect of the supply chain disruptions.
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
The COVID-19 pandemic has materially impacted the Company’s results during the three and nine months ended October 30, 2021 and October 31, 2020. The Company’s operations could continue to be impacted in ways the Company is not able to predict today due to the evolving situation. While the Company believes it has made reasonable accounting estimates based on the facts and circumstances that were available as of the reporting date, to the extent there are differences between these estimates and actual results, the Company’s results of operations and financial position could be materially impacted.
Revenue Recognition
The Company recognizes the majority of its revenue from its direct-to-consumer (brick-and-mortar retail stores and concessions as well as e-commerce) and wholesale distribution channels at a point in time when it satisfies a performance obligation and transfers control of the product to the respective customer.
The Company also recognizes royalty revenue from its trademark license agreements. The Company’s trademark license agreements represent symbolic licenses that are dependent on the Company’s continued support over the term of the license agreement. The amount of revenue that is recognized from the licensing arrangements is based on sales-based royalty and advertising fund contributions as well as specific fixed payments, where applicable. The Company’s trademark license agreements customarily provide for a multi-year initial term ranging from three to 15 years and may contain options to renew prior to expiration for an additional multi-year period. The unrecognized portion of upfront payments is included in deferred royalties in accrued expenses and other long-term liabilities depending on the short or long-term nature of the payments to be recognized. As of October 30, 2021, the Company had $5.0 million and $13.7 million of deferred royalties related to these upfront payments included in accrued expenses and other current liabilities and other long-term liabilities, respectively. This compares to $6.6 million and $17.1 million of deferred royalties related to these upfront payments included in accrued expenses and other current liabilities and other long-term liabilities, respectively, at January 30, 2021. During the three and nine months ended October 30, 2021, the Company recognized $3.5 million and $10.6 million in net royalties related to the amortization of the deferred royalties, respectively. During the three and nine months ended October 31, 2020, the Company recognized $3.1 million and $9.8 million in net royalties related to the amortization of the deferred royalties, respectively.
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
As of October 30, 2021, approximately 45% of the Company’s total net trade accounts receivable and 59% of its European net trade receivables were subject to credit insurance coverage, certain bank guarantees or letters of credit for collection purposes. The Company’s credit insurance coverage contains certain terms and conditions specifying deductibles and annual claim limits. Management evaluates the creditworthiness of the counterparties to the credit insurance, bank guarantees, and letters of credit and records a provision for the risk of loss on these instruments based on these evaluations as considered necessary.
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
The Company’s lease agreements primarily provide for lease payments based on a minimum annual rental amount, a percentage of annual sales volume, periodic adjustments related to inflation or a combination of such lease payments. Certain retail store leases provide for lease payments based upon the minimum annual rental amount and a percentage of annual sales volume, generally ranging from 3% to 28%, when specific sales volumes are exceeded. The Company’s retail concession leases also provide for lease payments primarily based upon a percentage of annual sales volume, which averages approximately 32%.
In addition to the amounts as disclosed below, the Company has estimated additional operating lease commitments of approximately $20.3 million for leases where the Company has not yet taken possession of the underlying asset as of October 30, 2021. As such, the related operating lease ROU assets and operating lease liabilities have not been recognized in the Company’s condensed consolidated balance sheet as of October 30, 2021.
The components of leases are (in thousands):

		Oct 30, 2021	Jan 30, 2021
Assets	Balance Sheet Location
Operating	Operating lease right-of-use assets	$706,161	$764,804
Finance	Property and equipment, net	18,425	20,595
Total lease assets		$724,586	$785,399

Liabilities	Balance Sheet Location
Current:
Operating	Current portion of operating lease liabilities	$209,072	$222,800
Finance	Current portion of borrowings and finance lease obligations	4,939	4,698
Noncurrent:
Operating	Long-term operating lease liabilities	599,472	662,657
Finance	Long-term debt and finance lease obligations	15,122	17,365
Total lease liabilities		$828,605	$907,520

The components of lease costs are (in thousands):

		Three Months Ended		Nine Months Ended
	Income Statement Location	Oct 30, 2021	Oct 31, 2020	Oct 30, 2021	Oct 31, 2020
Operating lease costs	Cost of product sales	$44,729	$50,684	$137,189	$156,058
Operating lease costs	Selling, general and administrative expenses	6,300	5,191	18,846	15,722
Operating lease costs[1]	Net (gains) losses on lease modifications	3,006	(21)	441	(450)
Finance lease costs
Amortization of leased assets[2]	Cost of product sales	5	5	33	37
Amortization of leased assets[2]	Selling, general and administrative expenses	1,233	1,185	4,000	2,523
Interest on lease liabilities	Interest expense	474	353	1,103	843
Variable lease costs[3]	Cost of product sales	19,321	14,755	51,700	42,312
Variable lease costs[3]	Selling, general and administrative expenses	552	33	1,571	1,250
Short-term lease costs	Cost of product sales	99	142	330	562
Short-term lease costs	Selling, general and administrative expenses	1,341	2,407	3,635	4,366
Total lease costs		$77,060	$74,734	$218,848	$223,223
____________________________________________________________________
Notes:
1During the three and nine months ended October 30, 2021 and October 31, 2020, net (gains) losses on lease modifications related primarily to the early termination of lease agreements for certain of the Company’s retail locations. Operating lease costs for these retail locations prior to the early termination were included in cost of product sales.
2Amortization of leased assets related to finance leases are included in depreciation expense within cost of product sales or selling, general and administrative expenses depending on the nature of the asset in the Company’s condensed consolidated statements of income (loss).
3During the three and nine months ended October 30, 2021, variable lease costs included certain rent concessions of approximately $2.6 million and $14.5 million, respectively, received by the Company, primarily in Europe, related to the COVID-19 pandemic. During the three and nine months ended October 31, 2020, variable lease costs included certain rent concessions of approximately $8.0 million and $18.4 million, respectively, received by the Company, primarily in Europe, related to the COVID-19 pandemic.

Maturities of the Company’s operating and finance lease liabilities as of October 30, 2021 are (in thousands):

	Operating Leases
Maturity of Lease Liabilities	Non-Related Parties	Related Parties	Finance Leases	Total
2022[1]	$82,693	$2,235	$1,607	$86,535
2023	185,312	7,695	5,911	198,918
2024	154,744	7,916	5,796	168,456
2025	112,165	7,284	3,864	123,313
2026	81,444	6,892	2,959	91,295
After 2026	201,303	36,265	2,995	240,563
Total lease payments	817,661	68,287	23,132	909,080
Less: Interest	66,551	10,853	3,071	80,475
Present value of lease liabilities	$751,110	$57,434	$20,061	$828,605
______________________________________________________________________
Notes:
1Represents the maturity of lease liabilities for the remainder of fiscal 2022 and also includes rent payments that have been deferred due to the COVID-19 pandemic. This amount does not include payments made during the nine months ended October 30, 2021.
Other supplemental information is (dollars in thousands):

Lease Term and Discount Rate	Oct 30, 2021
Weighted-average remaining lease term
Operating leases	6.1 years
Finance leases	4.4 years
Weighted-average discount rate
Operating leases	3.4%
Finance leases	6.8%

	Nine Months Ended
Supplemental Cash Flow Information	Oct 30, 2021	Oct 31, 2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$167,444	$133,776
New operating ROU assets obtained in exchange for lease liabilities	$99,603	$49,810
Impairment
During the three and nine months ended October 30, 2021, there were $0.7 million ROU asset impairment charges recorded primarily in Europe. During the three and nine months ended October 31, 2020, the Company recorded ROU asset impairment charges of $5.6 million and $42.1 million, respectively, related to ROU assets at certain retail locations in North America and Europe. The asset impairment charges were determined based on the excess of carrying value over the fair value of the ROU assets. The Company uses estimates of market participant rents to calculate fair value of the ROU assets. Refer to Note 15 for more information on the Company’s impairment testing.
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
The computation of basic and diluted net earnings (loss) per common share attributable to common stockholders is (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	Oct 30, 2021	Oct 31, 2020	Oct 30, 2021	Oct 31, 2020
Net earnings (loss) attributable to Guess?, Inc.	$29,880	$26,376	$102,948	$(151,648)
Less net earnings attributable to nonvested restricted stockholders	336	340	1,116	93
Net earnings (loss) attributable to common stockholders	$29,544	$26,036	$101,832	$(151,741)

Weighted average common shares used in basic computations	64,373	62,789	64,248	64,561
Effect of dilutive securities: Stock options, convertible senior notes and restricted stock units[1]	1,479	790	1,645	—
Weighted average common shares used in diluted computations	65,852	63,579	65,893	64,561

Net earnings (loss) per common share attributable to common stockholders:
Basic	$0.46	$0.41	$1.58	$(2.35)
Diluted	$0.45	$0.41	$1.55	$(2.35)
______________________________________________________________________
Notes:
1For the nine months ended October 31, 2020, there were 397,099 of potentially dilutive shares that were not included in the computation of diluted weighted average common shares and common equivalent shares outstanding because their effect would have been antidilutive given the Company’s net loss.
During the three months ended October 30, 2021 and October 31, 2020, equity awards granted for 1,341,973 and 3,610,026, respectively, of the Company’s common shares and for the nine months ended October 30, 2021 and October 31, 2020, equity awards granted for 475,584 and 3,792,552, respectively, of the Company’s common shares were outstanding but were excluded from the computation of diluted weighted average common shares and common equivalent shares outstanding because the assumed proceeds, as calculated under the treasury stock method, resulted in these awards being antidilutive. For the three and nine months ended October 30, 2021, there were 465,590 nonvested stock units which are subject to the achievement of market-based vesting conditions that were excluded from the computation of diluted weighted average common shares and common equivalent shares outstanding as the respective conditions were not achieved as of October 30, 2021. For the three and nine months ended October 31, 2020, the Company excluded 525,875 nonvested stock units which were subject to the achievement of performance-based vesting conditions from the computation of diluted weighted average common shares and common equivalent shares outstanding because these conditions were not achieved as of October 31, 2020.
The conversion spread on the Company’s convertible senior notes has a dilutive impact on diluted earnings per share when the average market price of the Company’s common stock for a given period exceeds the initial conversion price of $25.78 per share of common stock, subject to adjustment upon the occurrence of certain events.

Warrants to initially purchase 11.6 million shares of the Company’s common shares at an initial strike price of $46.88 per share were outstanding as of October 30, 2021 and October 31, 2020. These warrants were excluded from the computation of diluted earnings per share since the warrants’ adjusted strike price was greater than the average market price of the Company’s common stock during the three and nine months ended October 30, 2021 and October 31, 2020.
(4)Stockholders’ Equity
Share Repurchase Program
On August 23, 2021, the Company’s Board of Directors terminated the previously authorized 2012 share repurchase program (which had $47.8 million capacity remaining) and authorized a new program (the “2021 Share Repurchase Program”) to repurchase, from time-to-time and as market and business conditions warrant, up to $200 million of the Company’s common stock. Repurchases may be made on the open market or in privately negotiated transactions, pursuant to Rule 10b5-1 trading plans or other available means. There is no minimum or maximum number of shares to be repurchased under the program and the program may be discontinued at any time, without prior notice.
During the three and nine months ended October 30, 2021, there were no shares repurchased under the Company’s 2021 or 2012 Share Repurchase Program. There were 4,000,000 shares repurchased at an aggregate cost of $38.8 million under the 2012 program during the nine months ended October 31, 2020. The shares were repurchased during the three months ended August 1, 2020. As of October 30, 2021, the Company had remaining authority under the 2021 Share Repurchase Program to purchase $200 million of its common stock.
Dividends
The following sets forth the cash dividend declared per share:

	Three Months Ended		Nine Months Ended
	Oct 30, 2021	Oct 31, 2020	Oct 30, 2021	Oct 31, 2020
Cash dividend declared per share	$0.1125	$0.1125	$0.3375	$0.1125
On November 23, 2021, the Company announced an increase to its regular quarterly cash dividend from $0.1125 to $0.225 per share on the Company’s common stock. In connection with the increase to the quarterly cash dividend, the Company will adjust the conversion rate (which is expected to increase) and the conversion price (which is expected to decrease) of the convertible senior notes in accordance with the terms of the indenture governing the convertible senior notes, to be effective as of December 7, 2021. Refer to Note 17 for more information.
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

Accumulated Other Comprehensive Income (Loss)
The changes in accumulated other comprehensive income (loss), net of related income taxes, are (in thousands):

	Foreign Currency Translation Adjustment	Derivative Financial Instruments Designated as Cash Flow Hedges	Defined Benefit Plans	Total

	Three Months Ended Oct 30, 2021
Balance at July 31, 2021	$(113,728)	$(602)	$(9,598)	$(123,928)
Gains (losses) arising during the period	(7,283)	2,701	48	(4,534)
Reclassification to net earnings for losses realized	—	1,185	77	1,262
Net other comprehensive income (loss)	(7,283)	3,886	125	(3,272)
Balance at October 30, 2021	$(121,011)	$3,284	$(9,473)	$(127,200)

	Nine Months Ended Oct 30, 2021
Balance at January 30, 2021	$(105,970)	$(4,876)	$(9,829)	$(120,675)
Gains (losses) arising during the period	(15,041)	5,725	125	(9,191)
Reclassification to net earnings for losses realized	—	2,435	231	2,666
Net other comprehensive income (loss)	(15,041)	8,160	356	(6,525)
Balance at October 30, 2021	$(121,011)	$3,284	$(9,473)	$(127,200)

	Three Months Ended Oct 31, 2020
Balance at August 1, 2020	$(121,119)	$(1,499)	$(8,991)	$(131,609)
Gains (losses) arising during the period	(2,209)	1,286	(2)	(925)
Reclassification to net earnings for (gains) losses realized	—	(1,553)	74	(1,479)
Net other comprehensive income (loss)	(2,209)	(267)	72	(2,404)
Balance at October 31, 2020	$(123,328)	$(1,766)	$(8,919)	$(134,013)

	Nine Months Ended Oct 31, 2020
Balance at February 1, 2020	$(137,289)	$6,300	$(8,921)	$(139,910)
Gains (losses) arising during the period	13,961	(2,546)	(214)	11,201
Reclassification to net loss for (gains) losses realized	—	(5,520)	216	(5,304)
Net other comprehensive income (loss)	13,961	(8,066)	2	5,897
Balance at October 31, 2020	$(123,328)	$(1,766)	$(8,919)	$(134,013)

Details on reclassifications out of accumulated other comprehensive income (loss) to net earnings (loss) are (in thousands):

	Three Months Ended		Nine Months Ended		Location of (Gain) Loss Reclassified from Accumulated OCI into Earnings (Loss)
	Oct 30, 2021	Oct 31, 2020	Oct 30, 2021	Oct 31, 2020
Derivative financial instruments designated as cash flow hedges:
Foreign exchange currency contracts	$1,270	$(1,804)	$2,561	$(6,299)	Cost of product sales
Interest rate swap	72	67	203	112	Interest expense
Less income tax effect	(157)	184	(329)	667	Income tax expense (benefit)
	1,185	(1,553)	2,435	(5,520)
Defined benefit plans:
Net actuarial loss amortization	106	101	317	294	Other income (expense)
Prior service credit amortization	(16)	(17)	(50)	(49)	Other income (expense)
Less income tax effect	(13)	(10)	(36)	(29)	Income tax expense (benefit)
	77	74	231	216
Total reclassifications during the period	$1,262	$(1,479)	$2,666	$(5,304)
(5)Accounts Receivable
Accounts receivable is summarized as follows (in thousands):

	Oct 30, 2021	Jan 30, 2021
Trade	$290,758	$288,782
Royalty	33,414	20,565
Other	9,341	19,000
	333,513	328,347
Less allowances	12,217	14,200
	$321,296	$314,147
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
(6)Inventories
Inventories consist of the following (in thousands):

	Oct 30, 2021	Jan 30, 2021
Raw materials	$440	$53
Work in progress	—	43
Finished goods	482,035	389,048
	$482,475	$389,144
The balances include an allowance to write down inventories to the lower of cost or net realizable value of $33.5 million and $35.5 million as of October 30, 2021 and January 30, 2021, respectively.

(7)Income Taxes
Intra-Entity Transaction
During the quarter ended October 30, 2021, the Company completed an intra-entity transfer of intellectual property rights from a U.S. entity to a wholly-owned Swiss subsidiary, more closely aligning the Company’s intellectual property rights with its business operations. This transaction resulted in a taxable gain in the U.S. The U.S. taxable gain generated by this intercompany transfer of intellectual property was primarily offset by the recognition of a deferred income tax asset in the Swiss subsidiary.
Effective Tax Rate
Income tax expense for the interim periods was computed using the income tax rate estimated to be applicable for the full fiscal year, adjusted for discrete items. The Company’s effective income tax rate was an expense of 28.7% for the nine months ended October 30, 2021, compared to a benefit of 8.8% for the nine months ended October 31, 2020. The change in the effective income tax rate was primarily due to: (1) earnings for the nine months ended October 30, 2021 compared to losses for the same prior-year period; (2) a shift in the distribution of earnings among the Company’s tax jurisdictions compared to the same prior-year period; (3) an income tax benefit recorded in fiscal 2021 resulting from a change in income tax rates related to the ability to carryback net operating losses to income tax years with a higher federal corporate tax rate, partially offset by a valuation allowance for cumulative net operating losses limiting the Company’s ability to recognize deferred tax assets; and (4) the net impact of the intra-entity transfer of intellectual property rights.
The intra-entity transfer of intellectual property rights occurring during the quarter ended October 30, 2021 resulted in a U.S. income tax expense of approximately $105 million. The U.S. tax expense generated by this intercompany transfer of intellectual property was substantially offset by the recognition of a deferred income tax asset in the Swiss subsidiary of approximately $102 million. The net impact to the Company’s income tax expense for the quarter ended October 30, 2021 for this transaction was approximately $3 million.
For the intra-entity transfer of the intellectual property rights, the Company made a U.S. income tax payment of $80.4 million in the quarter ended October 30, 2021, with a remaining estimated $27 million currently expected to be paid in January 2022. The Company estimates it will take between 5 and 10 years to amortize the Swiss deferred income tax asset.
Unrecognized Tax Benefit
From time-to-time, the Company is subject to routine income and other income tax audits on various income tax matters around the world in the ordinary course of business. As of October 30, 2021, several income tax audits were ongoing for various periods in multiple jurisdictions. These audits could conclude with an assessment of additional income tax liability for the Company. These assessments could arise as the result of timing or permanent differences and could be material to the Company’s net income or future cash flows. In the event the Company disagrees with an assessment from a taxing authority, the Company may elect to appeal, litigate, pursue settlement or take other actions. The Company accrues an amount for its estimate of additional income tax liability which the Company, more likely than not, will incur as a result of the ultimate resolution of income tax audits (“uncertain income tax positions”).
The Company had aggregate gross accruals for uncertain income tax positions, including penalties and interest, of $62.2 million and $40.0 million as of October 30, 2021 and January 30, 2021, respectively. This includes an accrual of $19.9 million for the estimated transition tax (excluding interest) related to the 2017 Tax Cuts and Jobs Act (the “Tax Reform”) and $20.6 million for the intra-entity transfer of intellectual property rights, substantially offset by the related deferred income tax benefit, from a U.S. entity to a wholly-owned Swiss subsidiary. The Company reviews and updates the estimates used in the accrual for uncertain income tax positions, as appropriate, as more definitive information or interpretations become available from income taxing authorities, and on the completion of income tax audits, the receipt of assessments, expiration of statutes of limitations, or occurrence of other events.

During the second quarter of fiscal 2021, the Company became aware of a foreign withholding income tax regulation that could be interpreted to apply to certain of its previous transactions. The Company currently does not expect its exposure, if any, will have a material impact on its condensed consolidated financial position, results of operations or cash flows.
Permanent Reinvestment Assertion
The Company has historically considered the undistributed earnings of its foreign subsidiaries to be indefinitely reinvested. As a result of the Tax Reform, the Company had a substantial amount of previously taxed earnings that could be distributed to the U.S. without additional U.S. taxation. The Company continues to evaluate its plans for reinvestment or repatriation of unremitted foreign earnings and regularly reviews its cash positions and determination of permanent reinvestment of foreign earnings. As of October 30, 2021, the Company determined that approximately $7.0 million of such foreign earnings are no longer indefinitely reinvested. The incremental tax cost to repatriate these earnings to the U.S. is immaterial. The Company intends to indefinitely reinvest the remaining earnings from the Company’s foreign subsidiaries for which a deferred tax liability has not already been recorded. It is not practicable to estimate the amount of tax that might be payable if these earnings were repatriated due to the complexities associated with the hypothetical calculation.
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

Net revenue and earnings (loss) from operations are summarized (in thousands):

	Three Months Ended		Nine Months Ended
	Oct 30, 2021	Oct 31, 2020	Oct 30, 2021	Oct 31, 2020
Net revenue:
Americas Retail	$169,617	$130,328	$511,449	$314,977
Americas Wholesale	58,999	35,971	154,287	82,131
Europe	330,736	321,574	895,311	633,898
Asia	57,137	61,978	160,610	152,554
Licensing	26,581	19,433	70,039	44,514
Total net revenue	$643,070	$569,284	$1,791,696	$1,228,074
Earnings (loss) from operations:
Americas Retail	$24,070	$473	$82,260	$(40,904)
Americas Wholesale	17,316	8,247	41,815	11,559
Europe	44,509	51,476	100,124	27,865
Asia	(2,399)	1,415	(9,054)	(24,729)
Licensing	24,402	18,228	63,987	39,833
Total segment earnings from operations	107,898	79,839	279,132	13,624
Corporate overhead	(38,069)	(25,058)	(95,960)	(71,167)
Asset impairment charges[1]	(1,152)	(10,335)	(3,094)	(75,276)
Net gains (losses) on lease modifications[2]	(3,006)	21	(441)	450
Total earnings (loss) from operations	$65,671	$44,467	$179,637	$(132,369)
______________________________________________________________________
Notes:
1.During the three and nine months ended October 30, 2021 and October 31, 2020, the Company recognized asset impairment charges related primarily to impairment of certain operating lease ROU assets and impairment of property and equipment related to certain retail locations resulting from lower revenue and future cash flow projections from the ongoing effects of the COVID-19 pandemic and expected store closures. Refer to Note 2 and Note 15 for more information regarding these asset impairment charges.
2.During the three and nine months ended October 30, 2021 and October 31, 2020, amounts recorded represent net gains (losses) on lease modifications related primarily to the early termination of certain lease agreements.
The below presents information regarding geographic areas in which the Company operated. Net revenue is classified primarily based on the country where the Company’s customer is located (in thousands):

	Three Months Ended		Nine Months Ended
	Oct 30, 2021	Oct 31, 2020	Oct 30, 2021	Oct 31, 2020
Net revenue:
U.S.	$165,077	$116,205	$502,408	$282,872
Italy	62,835	77,050	175,191	133,073
Germany	46,314	43,321	133,196	88,059
Canada	41,447	31,691	102,512	72,542
Spain	34,000	30,217	91,244	63,594
South Korea	35,383	32,681	89,994	82,997
Other foreign countries	231,433	218,686	627,112	460,423
Total product sales	616,489	549,851	1,721,657	1,183,560
Net royalties	26,581	19,433	70,039	44,514
Net revenue	$643,070	$569,284	$1,791,696	$1,228,074
Due to the seasonal nature of the Company’s business segments, the above net revenue and operating results are not necessarily indicative of the results that may be expected for the full fiscal year.

(9)Borrowings and Finance Lease Obligations
Borrowings and finance lease obligations are summarized (in thousands):

	Oct 30, 2021	Jan 30, 2021
Term loans	$52,316	$56,765
Finance lease obligations	20,061	22,063
Mortgage debt	18,021	18,507
Borrowings under credit facilities	7,116	7,332
Other	2,902	2,597
	100,416	107,264
Less current installments	32,960	38,710
Long-term debt and finance lease obligations	$67,456	$68,554
Term Loans
As a precautionary measure to ensure financial flexibility and maintain maximum liquidity in response to the COVID-19 pandemic, the Company entered into term loans with certain banks primarily in Europe during the fiscal year ended January 30, 2021. These loans are primarily unsecured, have terms ranging from one-to-five years and provide annual interest rates ranging between 0.8% to 2.2%. As of October 30, 2021 and January 30, 2021, the Company had outstanding borrowings of $52.3 million and $56.8 million under these borrowing arrangements, respectively.
Finance Lease Obligations
During fiscal 2018, the Company entered into a finance lease related to equipment used in its European distribution center located in the Netherlands. The finance lease primarily provides for monthly minimum lease payments through May 2027 with an effective interest rate of approximately 6%. During fiscal 2021, the Company also entered into finance leases for equipment used in its European distribution centers located in Italy. These finance lease obligations totaled $17.9 million and $18.4 million as of October 30, 2021 and January 30, 2021, respectively.
The Company also has smaller finance leases related primarily to computer hardware and software. As of October 30, 2021 and January 30, 2021, these finance lease obligations totaled $2.2 million and $3.7 million, respectively.
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
Credit Facilities
During fiscal 2021, the Company entered into an amendment of its senior secured asset-based revolving credit facility with Bank of America, N.A. and other lenders (as amended, the “Credit Facility”). The Credit Facility provides for a borrowing capacity in an amount up to $120 million, including a Canadian sub-facility up to $20 million, subject to a borrowing base. Based on applicable accounts receivable and inventory balances as of October 30, 2021, the Company could have borrowed up to $118 million under the Credit Facility. The Credit Facility has an option to expand the borrowing capacity by up to $180 million subject to certain terms and conditions, including the willingness of existing or new lenders to assume such increased amount. The Credit Facility is available for direct borrowings and the issuance of letters of credit, subject to certain letters of credit sublimits, and may be used for working capital and other general corporate purposes. As of October 30, 2021, the Company had $2.1 million in outstanding standby letters of credit, no outstanding documentary letters of credit and no outstanding borrowings under the Credit Facility.
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
The Company, through its European subsidiaries, maintains short-term committed borrowing agreements, primarily for working capital purposes, with various banks in Europe. Some of these agreements include certain equity-based financial covenants. As of October 30, 2021, the Company had no outstanding borrowings, no outstanding documentary letters of credit and $131.9 million available for future borrowings under these agreements. The agreements are denominated primarily in euros and provide for annual interest rates ranging from 0.9% to 1.1%.
The Company, through its China subsidiary, maintains a short-term uncommitted bank borrowing agreement that provides for a borrowing capacity up to $30 million, primarily for working capital purposes. The Company had $7.1 million in outstanding borrowings under this agreement as of October 30, 2021 and $7.3 million in outstanding borrowings under this agreement as of January 30, 2021.
The Company, through its Japan subsidiary, maintains a short-term uncommitted bank borrowing agreement that provides for a borrowing capacity up to $4.4 million, primarily for working capital purposes. The Company had no outstanding borrowings under this agreement as of October 30, 2021 and January 30, 2021.
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
The Notes are convertible in certain circumstances into cash, shares of the Company’s common stock, or a combination of cash and shares of the Company’s common stock, at the Company’s election, at an initial conversion rate of 38.7879 shares of common stock per $1,000 principal amount of Notes, which is equivalent to an initial conversion price of approximately $25.78 per share, subject to adjustment upon the occurrence of certain events. In connection with the increase to the quarterly cash dividend announced on November 23, 2021, the Company will adjust the conversion rate (which is expected to increase) and the conversion price (which is expected to decrease) of the convertible senior notes in accordance with the terms of the indenture governing the convertible senior notes, to be effective as of December 7, 2021. Prior to November 15, 2023, the Notes are convertible only upon the occurrence of certain events and during certain periods, and thereafter, at any time until the close of business on the second scheduled trading day immediately preceding the maturity date of the Notes. Following certain corporate events described in the Indenture that occur prior to the maturity date, the conversion rate will be increased for a holder who elects to convert its Notes in connection with such corporate event in certain circumstances. The Notes are not redeemable prior to maturity, and no sinking fund is provided for the Notes. As of October 30, 2021, none of the conditions allowing holders of the Notes to convert had been met. The Company expects to settle the principal amount of the Notes in 2024 in cash and any excess in shares.
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
During the three and nine months ended October 30, 2021, the Company recorded $2.8 million and $8.3 million, respectively, of interest expense related to the amortization of the debt discount. During the three and nine months ended October 31, 2020, the Company recorded approximately $2.6 million and $7.8 million, respectively, of interest expense related to the amortization of the debt discount.
The Notes consist of the following (in thousands):

	Oct 30, 2021	Jan 30, 2021
Liability component:
Principal	$300,000	$300,000
Unamortized debt discount	(30,280)	(38,623)
Unamortized issuance costs	(2,121)	(2,763)
Net carrying amount	$267,599	$258,614

Equity component, net[1]	$42,320	$42,320
______________________________________________________________________
Notes:
1Included in paid-in capital within stockholders’ equity on the condensed consolidated balance sheets and is net of debt issuance costs and deferred taxes.
As of October 30, 2021 and January 30, 2021, the fair value, net of unamortized debt discount and issuance costs, of the Notes was approximately $298.5 million and $303.5 million, respectively. The fair value of the Notes is determined based on inputs that are observable in the market and have been classified as Level 2 in the fair value hierarchy.

Convertible Bond Hedge and Warrant Transactions
In connection with the offering of the Notes, the Company entered into convertible note hedge transactions whereby the Company had the option to purchase a total of approximately 11.6 million shares of its common stock at an initial strike price of approximately $25.78 per share, in each case subject to adjustment in certain circumstances. The total cost of the convertible note hedge transactions was $61.0 million. In addition, the Company sold warrants whereby the holders of the warrants had the option to purchase a total of approximately 11.6 million shares of the Company’s common stock at an initial strike price of $46.88 per share. Both the number of shares underlying the convertible note hedges and warrants and the strike price of the instruments are subject to customary adjustments. In connection with the increase to the quarterly cash dividend announced on November 23, 2021, an adjustment is expected to be made to the strike prices with respect to the convertible note hedges and the warrants, each of which will be decreased in accordance with the terms of the convertible note hedge confirmations and warrant confirmations, respectively. The Company received $28.1 million in cash proceeds from the sale of these warrants. Taken together, the purchase of the convertible note hedges and sale of the warrants are intended to offset dilution from the conversion of the Notes to the extent the market price per share of the Company’s common stock exceeds the adjusted strike price of the convertible note hedges. The warrant transaction may have a dilutive effect with respect to the Company’s common stock to the extent the market price per share of the Company’s common stock exceeds the adjusted strike price of the warrants. The convertible note hedges and warrants are recorded in stockholders’ equity, are not accounted for as derivatives and are not remeasured each reporting period.
The Company had a deferred tax liability of $8.8 million in connection with the debt discount associated with the Notes and a deferred tax asset of $9.7 million in connection with the convertible note hedge transactions for each of the periods ended October 30, 2021 and January 30, 2021. The net deferred tax impact was included in deferred tax assets on the Company’s condensed consolidated balance sheets.
(11)Share-Based Compensation
The following summarizes the share-based compensation expense recognized under all of the Company’s stock plans (in thousands):

	Three Months Ended		Nine Months Ended
	Oct 30, 2021	Oct 31, 2020	Oct 30, 2021	Oct 31, 2020
Stock options	$862	$1,006	$2,676	$2,521
Stock awards/units	5,311	3,693	12,221	11,754
Employee Stock Purchase Plan	33	41	171	254
Total share-based compensation expense	$6,206	$4,740	$15,068	$14,529
Unrecognized compensation cost related to nonvested stock options and nonvested stock awards/units totaled approximately $5.2 million and $29.5 million, respectively, as of October 30, 2021. This cost is expected to be recognized over a weighted average period of 1.7 years.
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

The following summarizes the activity for nonvested performance-based units during the nine months ended October 30, 2021:

	Number of Units	Weighted Average Grant Date Fair Value
Nonvested at January 30, 2021	769,632	$16.15
Granted	242,898	26.40
Vested	(166,761)	14.07
Forfeited	(201,956)	21.83
Nonvested at October 30, 2021	643,813	$18.78
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
The following summarizes the activity for nonvested market-based units during the nine months ended October 30, 2021:

	Number of Units	Weighted Average Grant Date Fair Value
Nonvested at January 30, 2021	509,012	$8.67
Granted[1]	494,623	21.48
Vested[1]	(125,822)	20.28
Nonvested at October 30, 2021	877,813	$14.22
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
Leases
The Company leases warehouse and administrative facilities, including the Company’s corporate headquarters in Los Angeles, California, from partnerships affiliated with the Marciano Entities and certain of their affiliates. There were four of these leases in effect as of October 30, 2021 with expiration or option exercise dates ranging from calendar years 2023 to 2030.
Aggregate lease costs recorded under these four related party leases were approximately $6.4 million and $4.1 million for the nine months ended October 30, 2021 and October 31, 2020, respectively. The Company believes the terms of the related party leases have not been significantly affected by the fact the Company and the lessors are related.

Aircraft Arrangements
The Company periodically charters aircraft owned by the Marciano Entities through informal arrangements with the Marciano Entities and independent third-party management companies contracted by such Marciano Entities to manage their aircraft. The total fees paid under these arrangements for the nine months ended October 30, 2021 and October 31, 2020 were approximately $2.8 million and $2.0 million, respectively.
Minority Investment
The Company owns a 30% interest in a privately held men’s footwear company (the “Footwear Company”) in which the Marciano Entities also own a 45% interest. In December 2020, the Company provided the Footwear Company with a revolving credit facility for $2.0 million, which provides for an annual interest rate of 2.75% and matures in November 2023. As of both October 30, 2021 and January 30, 2021, the Company had a note receivable of $0.2 million included in other assets in its condensed consolidated balance sheets related to outstanding borrowings by the Footwear Company under this revolving credit facility.
(13)    Commitments and Contingencies
Investment Commitments
As of October 30, 2021, the Company had an unfunded commitment to invest €1.0 million ($1.2 million) in a private equity fund. Refer to Note 15 for further information.
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
The Company has received customs tax assessment notices from the Italian Customs Agency (“ICA”) regarding its customs tax audit of one of the Company’s European subsidiaries for the period from July 2010 through December 2012. Such assessments totaled €9.8 million ($11.3 million), including potential penalties and interest. The Company strongly disagreed with the ICA’s positions and therefore filed appeals with the Milan First Degree Tax Court (“MFDTC”). Those appeals were split into a number of different cases that were then heard by different sections of the MFDTC. The MFDTC ruled in favor of the Company on all of these appeals. The ICA subsequently appealed €9.7 million ($11.2 million) of these favorable MFDTC judgments with the Appeals Court. To date, €8.5 million ($9.8 million) have been decided in favor of the Company and €1.2 million ($1.4 million) have been decided in favor of the ICA. The Company believes that the unfavorable Appeals Court ruling is incorrect and inconsistent with the prior rulings on similar matters by both the MFDTC and other judges within the Appeals Court, and has appealed the decision to the Supreme Court. The ICA has appealed most of the favorable Appeals Court rulings to the Supreme Court. To date, of the cases that have been appealed to the Supreme Court, €0.4 million ($0.5 million) have been decided in favor of the Company based on the merits of the case and €1.1 million ($1.3 million) have been remanded back to the lower court for further consideration. There can be no assurances the Company will be successful in the remaining appeals. It also continues to be possible that the Company will receive similar or even larger assessments for periods subsequent to December 2012 or other claims or charges related to the matter in the future. Although the Company believes that it has a strong position and will continue to vigorously defend this matter, it is unable to predict with certainty whether or not these efforts will ultimately be successful or whether the outcome will have a material impact on the Company’s financial position, results of operations or cash flows.
On January 19, 2021, a former model for the Company filed an action against Mr. Paul Marciano and the Company in the California Superior Court in Los Angeles (Jane Doe v. Paul Marciano, et al.). The complaint asserts several claims based on allegations that the former model was treated improperly by Mr. Marciano and retaliated against by the Company. The complaint seeks an unspecified amount of general damages, medical expenses, lost earnings, punitive damages and attorneys’ fees. The case has been moved to arbitration and is still at an early stage. Mr. Marciano and the Company dispute these claims fully and intend to contest them vigorously. In March and April 2021, the Company received separate communications from two other individuals containing similar allegations against Mr. Marciano and the Company. Each individual who contacted the Company in March and April is represented by the same attorney who represents the plaintiff in the January action. Though no complaint was filed with respect to the allegations in the March letter and Mr. Marciano and the Company disputed each of those allegations fully, in order to avoid the cost of litigation and without admitting liability or fault, the Company and Mr. Marciano entered into a settlement agreement with the individual who sent the March letter, resolving the claims for an aggregate total amount of $300,000 in July 2021.
On October 22, 2021, the individual who sent the April letter filed an action against Mr. Marciano and the Company in the United States District Court for the Central District of California (Jane Doe 3 v. Paul Marciano, et al.). The complaint asserts a claim under the Trafficking Victims Protection Act based on allegations that the individual was treated improperly by Mr. Marciano. The complaint seeks an unspecified amount of compensatory damages, punitive damages and attorneys’ fees. Mr. Marciano and the Company also dispute these claims fully and intend to contest them vigorously.
Redeemable Noncontrolling Interests
The Company is party to a put arrangement with respect to the common securities that represent the remaining noncontrolling interest for its majority-owned subsidiary, Guess Brasil Comércio e Distribuição S.A. (“Guess Brazil”). The put arrangement for Guess Brazil, representing 40% of the total outstanding equity interest of that subsidiary, may be exercised at the discretion of the noncontrolling interest holder by providing written notice to the Company every third anniversary beginning in March 2019, subject to certain time restrictions. The redemption value of the Guess Brazil put arrangement is based on a multiple of Guess Brazil’s earnings before interest, taxes, depreciation and amortization subject to certain adjustments and is classified as a redeemable noncontrolling interest outside of permanent equity in the Company’s condensed consolidated balance sheet. The carrying value of the redeemable noncontrolling interest related to Guess Brazil was $0.4 million and $0.9 million as of October 30, 2021 and January 30, 2021, respectively.
The Company is also party to a put arrangement with respect to the common securities that represent the remaining noncontrolling interest for its majority-owned subsidiary, Guess? CIS, LLC (“Guess CIS”), which was established through a majority-owned joint venture during fiscal 2016. The put arrangement for Guess CIS, representing 30% of the total outstanding equity interest of that subsidiary, may be exercised at the discretion of the noncontrolling interest holder by providing written notice to the Company during the period beginning after the fifth anniversary of the agreement through December 31, 2025, or sooner in certain limited circumstances. The redemption value of the Guess CIS put arrangement is based on a multiple of Guess CIS’s earnings before interest, taxes, depreciation and amortization subject to certain adjustments and is classified as a redeemable noncontrolling interest outside of permanent equity in the Company’s condensed consolidated balance sheet. The carrying value of the redeemable noncontrolling interest related to Guess CIS was $9.4 million and $3.0 million as of October 30, 2021 and January 30, 2021, respectively.
The redeemable noncontrolling interests of Guess Brazil and Guess CIS put arrangements are recorded at the greater of their carrying values, adjusted for their share of the allocation of income or loss, dividends and foreign currency translation adjustments, or redemption values. As of October 30, 2021, the redeemable noncontrolling interest redemption value adjustment was $5.7 million.

A reconciliation of the total carrying amount of redeemable noncontrolling interests is (in thousands):

	Nine Months Ended
	Oct 30, 2021	Oct 31, 2020
Beginning balance	$3,920	$4,731
Redeemable noncontrolling interest redemption value adjustment	5,654	—
Foreign currency translation adjustment	177	(991)
Ending balance	$9,751	$3,740
(14)Defined Benefit Plans
Supplemental Executive Retirement Plan
The Company’s Supplemental Executive Retirement Plan (“SERP”) provides select employees who satisfy certain eligibility requirements with certain benefits upon retirement, termination of employment, death, disability or a change in control of the Company, in certain prescribed circumstances. As a non-qualified pension plan, no dedicated funding of the SERP is required; however, the Company has made periodic payments into insurance policies held in a rabbi trust to fund the expected obligations arising under the non-qualified SERP. The cash surrender values of the insurance policies were $73.0 million and $72.1 million as of October 30, 2021 and January 30, 2021, respectively, and were included in other assets in the Company’s condensed consolidated balance sheets. As a result of changes in the value of the insurance policy investments, the Company recorded unrealized gains of $0.1 million and $2.3 million in other income (expense) during the three and nine months ended October 30, 2021, respectively, and unrealized gains (losses) of $(0.3) million and $1.7 million in other income (expense) during the three and nine months ended October 31, 2020, respectively. The projected benefit obligation was $51.7 million and $52.3 million as of October 30, 2021 and January 30, 2021, respectively, and was included in accrued expenses and other long-term liabilities in the Company’s condensed consolidated balance sheets depending on the expected timing of payments. SERP benefit payments of $0.5 million and $1.4 million were made during the three and nine months ended October 30, 2021, respectively. SERP benefit payments of $0.4 million and $1.3 million were made during the three and nine months ended October 31, 2020, respectively.
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
As of October 30, 2021 and January 30, 2021, the foreign pension plans had a total projected benefit obligation of $40.4 million and $41.5 million, respectively, and plan assets held in independent investment fiduciaries of $34.1 million and $35.0 million, respectively. The net liability of $6.3 million and $6.4 million was included in other long-term liabilities in the Company’s condensed consolidated balance sheets as of October 30, 2021 and January 30, 2021, respectively.

The components of net periodic defined benefit pension cost related to the Company’s defined benefit plans are (in thousands):

	SERP	Foreign Pension Plans	Total

	Three Months Ended Oct 30, 2021
Service cost	$—	$781	$781
Interest cost	289	18	307
Expected return on plan assets	—	(51)	(51)
Net amortization of unrecognized prior service credit	—	(16)	(16)
Net amortization of actuarial losses	21	85	106
Net periodic defined benefit pension cost	$310	$817	$1,127

	Nine Months Ended Oct 30, 2021
Service cost	$—	$2,364	$2,364
Interest cost	866	56	922
Expected return on plan assets	—	(155)	(155)
Net amortization of unrecognized prior service credit	—	(50)	(50)
Net amortization of actuarial losses	61	256	317
Net periodic defined benefit pension cost	$927	$2,471	$3,398

	Three Months Ended Oct 31, 2020
Service cost	$—	$809	$809
Interest cost	319	8	327
Expected return on plan assets	—	(48)	(48)
Net amortization of unrecognized prior service credit	—	(17)	(17)
Net amortization of actuarial losses	10	91	101
Net periodic defined benefit pension cost	$329	$843	$1,172

	Nine Months Ended Oct 31, 2020
Service cost	$—	$2,339	$2,339
Interest cost	958	23	981
Expected return on plan assets	—	(138)	(138)
Net amortization of unrecognized prior service credit	—	(49)	(49)
Net amortization of actuarial losses	30	264	294
Net periodic defined benefit pension cost	$988	$2,439	$3,427
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

The following presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements				Fair Value Measurements
	at Oct 30, 2021				at Jan 30, 2021
Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Foreign exchange currency contracts	$—	$4,371	$—	$4,371	$—	$—	$—	$—
Total	$—	$4,371	$—	$4,371	$—	$—	$—	$—
Liabilities:
Foreign exchange currency contracts	$—	$—	$—	$—	$—	$4,481	$—	$4,481
Interest rate swap	—	399	—	399	—	999	—	999
Deferred compensation obligations	—	17,932	—	17,932	—	15,612	—	15,612
Total	$—	$18,331	$—	$18,331	$—	$21,092	$—	$21,092
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
The Company included €3.6 million ($4.2 million) and €2.4 million ($3.0 million) in other assets in the Company’s condensed consolidated balance sheets related to its investment in a private equity fund for the periods ended October 30, 2021 and January 30, 2021, respectively. The Company uses net asset value per share as a practical expedient to measure the fair value of this investment and has not included this investment in the fair value hierarchy as disclosed above. As of October 30, 2021, the Company had an unfunded commitment to invest an additional €1.0 million ($1.2 million) in the private equity fund.
The fair values of the Company’s debt instruments (see Note 9) are based on the amount of future cash flows associated with each instrument discounted using the Company’s incremental borrowing rate. As of October 30, 2021 and January 30, 2021, the carrying value was not materially different from fair value, as the interest rates on the Company’s debt approximated rates currently available to the Company. The fair value of the Company’s convertible senior notes (see Note 10) is determined based on inputs that are observable in the market and have been classified as Level 2 in the fair value hierarchy.
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

An asset is considered to be impaired if the Company determines that the carrying value may not be recoverable based upon its assessment of the asset’s ability to continue to generate earnings from operations and positive cash flow in future periods or if significant changes in the Company’s strategic business objectives and utilization of the assets occurred. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows adjusted for lease payments, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the estimated fair value. The Company uses estimates of market participant rents to calculate fair value of ROU assets and discounted future cash flows of the asset group to quantify fair value for other long-lived assets. These nonrecurring fair value measurements are considered Level 3 inputs as defined above. The impairment loss calculations require management to apply judgment in estimating future cash flows and the discount rates that reflect the risk inherent in future cash flows. Future expected cash flows for assets in regular retail locations are based on management’s estimates of future cash flows over the remaining lease period or expected life, if shorter. For expected location closures, the Company will evaluate whether it is necessary to shorten the useful life for any of the assets within the respective asset group. The Company will use this revised useful life when estimating the asset group’s future cash flows. The Company considers historical trends, expected future business trends and other factors when estimating the future cash flow for each regular retail location. The Company also considers factors such as the following: the local environment for each regular retail location, including mall traffic and competition; the Company’s ability to successfully implement strategic initiatives; and the ability to control variable costs such as cost of sales and payroll and, in some cases, renegotiate lease costs. As discussed further in Note 1, the COVID-19 pandemic has materially impacted the Company’s financial results during the three and nine months ended October 30, 2021 and October 31, 2020 and could continue to impact the Company’s operations in ways the Company is not able to predict today due to the evolving situation. The Company has made reasonable assumptions and judgments to determine the fair value of the assets tested based on the facts and circumstances that were available as of the reporting date. If actual results are not consistent with the assumptions and judgments used in estimating future cash flows and asset fair values, there may be additional exposure to future impairment losses that could be material to the Company’s results of operations.
The Company recorded asset impairment charges of $1.2 million and $3.1 million during the three and nine months ended October 30, 2021, respectively. The Company recognized $0.7 million impairment on ROU assets primarily in Europe in the three and nine months ended October 30, 2021. The Company recognized $0.5 million and $2.4 million in impairment of property and equipment related to certain retail locations primarily in Europe and Asia during the three and nine months ended October 30, 2021, respectively. This compares to asset impairment charges of $10.3 million and $75.3 million during the three and nine months ended October 31, 2020, respectively. The Company recognized $5.6 million and $42.1 million in impairment of certain operating lease ROU assets primarily in North America and Europe during the three and nine months ended October 31, 2020, respectively. The Company recognized $4.7 million and $33.2 million in impairment of property and equipment related to certain retail locations primarily in North America, Europe and Asia driven by lower revenue and future cash flow projections from the ongoing effects of the COVID-19 pandemic during the three and nine months ended October 31, 2020, respectively. Refer to Note 2 for further information on impairment charges recognized on operating lease ROU assets.
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
The COVID-19 pandemic has continued to impact the Company’s businesses during the first nine months of fiscal 2022. During the three months ended October 30, 2021, the Company assessed qualitative factors and determined that it is not more likely than not that the fair values of its reporting units are less than their carrying amounts.
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
The impact of the credit risk of the counterparties to the derivative contracts is considered in determining the fair value of the foreign exchange currency contracts and interest rate swap agreements. As of October 30, 2021, credit risk has not had a significant effect on the fair value of the Company’s foreign exchange currency contracts and interest rate swap agreements.

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

Summary of Derivative Instruments
The fair value of derivative instruments in the condensed consolidated balance sheets is (in thousands):

	Fair Value at Oct 30, 2021	Fair Value at Jan 30, 2021	Derivative Balance Sheet Location
ASSETS:
Derivatives designated as hedging instruments:
Cash flow hedges:
Foreign exchange currency contracts	$3,825	$—	Other current assets/ Other assets
Total derivatives designated as hedging instruments	3,825	—
Derivatives not designated as hedging instruments:
Foreign exchange currency contracts	546	—	Other current assets
Total	$4,371	$—
LIABILITIES:
Derivatives designated as hedging instruments:
Cash flow hedges:
Foreign exchange currency contracts	$—	$3,326	Accrued expenses/ Other long-term liabilities
Interest rate swap	399	999	Other long-term liabilities
Total derivatives designated as hedging instruments	399	4,325
Derivatives not designated as hedging instruments:
Foreign exchange currency contracts	—	1,155	Accrued expenses
Total	$399	$5,480
Derivatives Designated as Hedging Instruments
Foreign Exchange Currency Contracts Designated as Cash Flow Hedges
During the nine months ended October 30, 2021, the Company purchased U.S. dollar forward contracts in Europe totaling US$132.0 million that were designated as cash flow hedges. As of October 30, 2021, the Company had forward contracts outstanding for its European operations of US$136.0 million to hedge forecasted merchandise purchases, which are expected to mature over the next 15 months.
As of October 30, 2021, accumulated other comprehensive income (loss) related to foreign exchange currency contracts included a $3.6 million net unrealized gain, net of tax, of which $2.8 million will be recognized in cost of product sales over the following 12 months, at the then current values on a pre-tax basis, which can be different than the current quarter-end values.
At January 30, 2021, the Company had forward contracts outstanding for its European operations of US$100.0 million that were designated as cash flow hedges.
Interest Rate Swap Agreement Designated as Cash Flow Hedge
As of October 30, 2021, accumulated other comprehensive income (loss) related to the interest rate swap agreement included a net unrealized loss of $0.3 million, net of tax, which will be recognized in interest expense over the following 12 months, at the then current values on a pre-tax basis, which can be different than the current quarter-end values.

The following summarizes the gains (losses) before income taxes recognized on derivative instruments designated as cash flow hedges in OCI and net earnings (loss) (in thousands):

	Gains (Losses) Recognized in OCI		Location of Gains (Losses) Reclassified from Accumulated OCI into Earnings (Loss)	Gains (Losses) Reclassified from Accumulated OCI into Earnings (Loss)
	Oct 30, 2021	Oct 31, 2020		Oct 30, 2021	Oct 31, 2020
	Three Months Ended
Derivatives designated as cash flow hedges:
Foreign exchange currency contracts	$2,797	$1,314	Cost of product sales	$(1,270)	$1,804
Interest rate swap	275	151	Interest expense	(72)	(67)

	Nine Months Ended
Derivatives designated as cash flow hedges:
Foreign exchange currency contracts	$6,089	$(2,034)	Cost of product sales	$(2,561)	$6,299
Interest rate swap	397	(862)	Interest expense	(203)	(112)
The following summarizes net after income tax derivative activity recorded in accumulated other comprehensive income (loss) (in thousands):

	Three Months Ended		Nine Months Ended
	Oct 30, 2021	Oct 31, 2020	Oct 30, 2021	Oct 31, 2020
Beginning balance gain (loss)	$(602)	$(1,499)	$(4,876)	$6,300
Net gains (losses) from changes in cash flow hedges	2,701	1,286	5,725	(2,546)
Net (gains) losses reclassified into earnings (loss)	1,185	(1,553)	2,435	(5,520)
Ending balance gain (loss)	$3,284	$(1,766)	$3,284	$(1,766)
Foreign Exchange Currency Contracts Not Designated as Hedging Instruments
As of October 30, 2021, the Company had euro foreign exchange currency contracts to purchase US$14.0 million expected to mature over the next one month. As of January 30, 2021, the Company had euro foreign exchange currency contracts to purchase US$19.0 million.
The following summarizes the gains (losses) before income taxes recognized on derivative instruments not designated as hedging instruments in other income (expense) (in thousands):

	Location of Gain (Loss) Recognized in Earnings (Loss)	Gain (Loss) Recognized in Earnings (Loss)
		Three Months Ended		Nine Months Ended
		Oct 30, 2021	Oct 31, 2020	Oct 30, 2021	Oct 31, 2020
Foreign exchange currency contracts	Other income (expense)	$360	$506	$916	$(3,112)
(17)Subsequent Events
Dividends
On November 23, 2021, the Company announced an increase to its regular quarterly cash dividend from $0.1125 to $0.225 per share on the Company’s common stock. The cash dividend will be paid on December 24, 2021 to shareholders of record as of the close of business on December 8, 2021. In connection with the increase to the quarterly cash dividend, the Company will adjust the conversion rate (which is expected to increase) and the conversion price (which is expected to decrease) of the convertible senior notes in accordance with the terms of the indenture governing the convertible senior notes, to be effective as of December 7, 2021. A corresponding adjustment is expected to be made to the strike prices with respect to the convertible note hedges and the warrants entered into by the Company in connection with the offering of the convertible senior notes, each of which will be decreased in accordance with the terms of the convertible note hedge confirmations and warrant confirmations, respectively.

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
Except for historical information contained herein, certain matters discussed in this Quarterly Report, including statements concerning the potential actions and impacts related to the COVID-19 pandemic; statements concerning our future outlook; statements concerning our expectations, goals, future prospects, global cost reduction opportunities, profitability efforts, capital allocation plans, cash needs and current business strategies and strategic initiatives; and statements expressing optimism or pessimism about future operating results and growth opportunities are forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements, which are frequently indicated by terms such as “expect,” “could,” “will,” “should,” “goal,” “strategy,” “believe,” “estimate,” “continue,” “outlook,” “plan,” “create,” “see,” and similar terms, are only expectations, and involve known and unknown risks and uncertainties, which may cause actual results in future periods to differ materially from what is currently anticipated. Factors which may cause actual results in future periods to differ materially from current expectations include, among others: our ability to maintain our brand image and reputation; domestic and international economic or political conditions, including economic and other events that could negatively impact consumer confidence and discretionary consumer spending; the continuation or worsening of impacts related to the COVID-19 pandemic, including business, financial, human capital, litigation and other impacts to us and our partners; our ability to successfully negotiate rent relief or other lease-related terms with our landlords; our ability to maintain adequate levels of liquidity; changes to estimates related to impairments, inventory and other reserves, including the impact of the CARES Act, which were made using the best information available at the time; changes in the competitive marketplace and in our commercial relationships; our ability to anticipate and adapt to changing consumer preferences and trends; our ability to manage our inventory commensurate with customer demand; risks related to the timing and costs of delivering merchandise to our stores and our wholesale customers; unexpected or unseasonable weather conditions; our ability to effectively operate our various retail concepts, including securing, renewing, modifying or terminating leases for store locations; our ability to successfully and/or timely implement our growth strategies and other strategic initiatives; our ability to successfully implement or update information technology systems, including enhancing our global omni-channel capabilities; our ability to expand internationally and operate in regions where we have less experience, including through joint ventures; risks related to our convertible senior notes issued in April 2019, including our ability to settle the liability in cash; our ability to successfully or timely implement plans for cost reductions; our ability to effectively and efficiently manage the volume and costs associated with our European distribution centers without incurring shipment delays; our ability to attract and retain key personnel; obligations or changes in estimates arising from new or existing litigation, income tax and other regulatory proceedings; risks related to the income tax treatment of our third quarter fiscal 2022 intra-entity transfer of intellectual property rights from certain U.S. entities to a wholly-owned Swiss subsidiary; risks related to the complexity of the 2017 Tax Cuts and Jobs Act (the “Tax Reform”), future clarifications and legislative amendments thereto, as well as our ability to accurately interpret and predict its impact on our cash flows and financial condition; the risk of economic uncertainty associated with the United Kingdom’s departure from the European Union (“Brexit”) or any other similar referendums that may be held; the occurrence of unforeseen epidemics, such as the COVID-19 pandemic; other catastrophic events; changes in U.S. or foreign income tax or tariff policy, including changes to tariffs on imports into the U.S.; accounting adjustments to our unaudited financial statements identified during the completion of our annual independent audit of financial statements and financial controls or from subsequent events arising after issuance of this release; risk of future non-cash asset impairments, including goodwill, right-of-use lease assets and/or other store asset impairments; restructuring charges; our ability to adapt to new regulatory compliance and disclosure obligations; risks associated with our foreign operations, such as violations of laws prohibiting improper payments and the burdens of complying with a variety of foreign laws and regulations (including global data privacy regulations); risks associated with the acts or omissions of our third party vendors, including a failure to comply with our vendor code of conduct or other policies; risks associated with cyber-attacks and other cyber security risks; risks associated with our ability to properly collect, use, manage and secure consumer and employee data; risks associated with our vendors’ ability to maintain the strength and security of information technology systems; and changes in economic, political, social and other conditions affecting our foreign operations and sourcing, including the impact of currency fluctuations, global income tax rates and economic and market conditions in the various countries in which we operate. In addition to these factors, the economic, technological, managerial, and other risks identified in Part I, Item 1A. Risk Factors of our most recent Annual Report on Form 10-K, as such risk factors may be updated in our other filings with the Securities and Exchange Commission, could cause actual results to differ materially from current expectations. The current global economic climate, length and severity of the COVID-19 pandemic, and uncertainty surrounding potential changes in U.S. policies and regulations may amplify many of these risks. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
COVID-19 Business Update
The coronavirus (or “COVID-19”) pandemic is continuing to negatively impact our businesses. Although we achieved slightly higher net revenue during the third quarter of fiscal 2022 compared to the third quarter of fiscal 2020, we remained challenged by lower traffic and capacity restrictions. In addition, while we began the third quarter of fiscal 2022 with 100% of our directly operated stores open for business, we started to incur a new round of government-mandated temporary store closures toward the end of the quarter. This resulted in the closure of less than 5% of our directly operated stores as of October 30, 2021, mostly in Europe, the impact of which was minimal to our third quarter results. As of November 29, 2021, approximately 1% of our directly operated stores were closed.
The COVID-19 crisis has also contributed to disruptions in the overall global supply chain, leading to industry-wide product delays and higher freight costs. We have been working actively to mitigate these headwinds to the extent possible through a number of global supply chain initiatives.
In light of the fluid nature of the pandemic, we continue to carefully monitor global and regional developments, such as the recent spread of the Omicron variant, and respond appropriately. We also continue to strategically manage expenses in order to protect profitability and to mitigate, to the extent possible, the effect of the supply chain disruptions.
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
During the first nine months of fiscal 2022, the average U.S. dollar rate was weaker against the euro, Canadian dollar, Chinese yuan, Mexican peso, Korean won and British pound and stronger against the Japanese yen, Russian rouble and Turkish lira compared to the average rate in the same prior-year period. This had an overall favorable impact on the translation of our international revenues and on earnings from operations for the nine months ended October 30, 2021 compared to the same prior-year period.
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
Functional Capabilities. We expect to drive material operational improvements in the next three years to leverage and support our global business more effectively, primarily in the areas of logistics, sourcing, product development and production, inventory management, and overall infrastructure.
Capital Allocation
We plan to continue to prioritize capital allocation toward investments that support growth and infrastructure, while remaining highly disciplined in the way we allocate capital across projects, including new store development, store remodels, technology and logistics investments and others. When we prioritize investments, we will focus on their strategic significance and their return on invested capital expectations. We also plan to manage product buys and inventory ownership rigorously and optimize overall working capital management consistently. In addition, we plan to continue to return value to shareholders through dividends and opportunistic share repurchases.
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

As a result of significant and varying temporary store closures and other various restrictions during the COVID-19 pandemic, we have not disclosed any comparable store sales measures when discussing the results of operations for the three and nine months ended October 30, 2021, compared to the three and nine months ended October 31, 2020. We believe that comparable store sales measures between these periods are not meaningful to the evaluation of our results due to such COVID-19 variations.
Other
We operate on a 52/53-week fiscal year calendar which ends on the Saturday nearest to January 31 of each year. The nine months ended October 30, 2021 had the same number of days as the nine months ended October 31, 2020.
Executive Summary
Overview
Given the significant impacts to our business that began in fiscal 2021 as a result of the COVID-19 pandemic, this Executive Summary includes highlights of our performance for the three and nine months ended October 30, 2021 compared to both (a) the three and nine months ended November 2, 2019 (the pre-COVID periods from two years prior) and (b) the three and nine months ended October 31, 2020 (the COVID-impacted periods from one year ago). Management believes the additional comparison to the two-year ago period is helpful to provide additional context to the current year results.
Net earnings attributable to Guess?, Inc. increased 140.5% to $29.9 million, or diluted earnings per share (“EPS”) of $0.45, for the quarter ended October 30, 2021 compared to $12.4 million, or diluted EPS of $0.18 for the quarter ended November 2, 2019. Net earnings attributable to Guess?, Inc. increased 13.3% for the quarter ended October 30, 2021 compared to $26.4 million, or diluted earnings per share of $0.41 for the quarter ended October 31, 2020.
During the quarter ended October 30, 2021, we recognized $1.2 million of asset impairment charges; $3.0 million net losses on lease modifications; $0.6 million of certain professional service and legal fees and related (credits) costs; $2.8 million of amortization of debt discount related to our convertible senior notes; and $5.9 million in additional income tax expense from certain discrete income tax adjustments related primarily to an intra-entity transfer of intellectual property rights to a wholly-owned Swiss subsidiary (or a combined $11.7 million, or $0.17 per share, negative impact after considering the related income tax benefit of $1.7 million). Excluding the impact of these items, adjusted net earnings attributable to Guess?, Inc. were $41.6 million and adjusted diluted EPS was $0.62 for the quarter ended October 30, 2021. References to financial results excluding the impact of these items are non-GAAP measures and are addressed under “Non-GAAP Measures.”
Third Quarter Fiscal 2022 Results Compared to Third Quarter Fiscal 2020
For the third quarter of fiscal 2022, we recorded net earnings attributable to Guess?, Inc. of $29.9 million, a 140.5% increase from $12.4 million for the third quarter of fiscal 2020. Diluted EPS increased 150.0% to $0.45 for the third quarter of fiscal 2022 compared to $0.18 for the third quarter of fiscal 2020. We estimate a net positive impact from our share buybacks and convertible notes transaction of $0.04 and a negative impact from currency of $0.12 on diluted EPS in the third quarter of fiscal 2022 when compared to the third quarter of fiscal 2020.
Net Revenue. Total net revenue for the third quarter of fiscal 2022 increased 4.4% to $643.1 million from $615.9 million in the third quarter of fiscal 2020. In constant currency, net revenue increased by 2.1%.
Earnings from Operations. Earnings from operations for the third quarter of fiscal 2022 increased 190.0% to $65.7 million (including $3.0 million net losses on lease modifications, $1.2 million non-cash impairment charges taken on certain long-lived store related assets and a $2.0 million unfavorable currency translation impact) from $22.6 million (including $1.8 million in non-cash impairment charges taken on certain long-lived store related assets) in the third quarter of fiscal 2020. Operating margin in the third quarter of fiscal 2022 increased 6.5% to 10.2%, from 3.7% in the third quarter of fiscal 2020, driven primarily by lower markdowns, higher initial markups, overall leveraging of expenses and lower occupancy costs, partially offset by higher performance-based compensation costs. The negative impact of currency on operating margin for the quarter was approximately 40 basis points.
Third Quarter Fiscal 2022 Results Compared to Third Quarter Fiscal 2021
For the third quarter of fiscal 2022, we recorded net earnings attributable to Guess?, Inc. of $29.9 million, a 13.3% increase from $26.4 million for the third quarter of fiscal 2021. Diluted EPS increased 9.8% to $0.45 for the third quarter of fiscal 2022, compared to $0.41 for the same prior-year quarter. We estimate a minimal impact from our share buybacks and convertible notes transaction and a positive impact from currency of $0.02 on diluted EPS in the third quarter of fiscal 2022 when compared to the same prior-year quarter.
Net Revenue. Total net revenue for the third quarter of fiscal 2022 increased 13.0% to $643.1 million, from $569.3 million in the same prior-year quarter. In constant currency, net revenue increased by 12.8%.
Earnings from Operations. Earnings from operations for the third quarter of fiscal 2022 increased 47.7% to $65.7 million (including $3.0 million net losses on lease modifications, $1.2 million non-cash impairment charges taken on certain long-lived store related assets and a $0.2 million favorable currency translation impact), from $44.5 million (including $10.3 million in non-cash impairment charges taken on certain long-lived store related assets and minimal net gains on lease modifications) in the same prior-year quarter. Operating margin in the third quarter of fiscal 2022 increased 2.4% to 10.2% from 7.8% in the same prior-year quarter, driven primarily by lower non-cash impairment charges, lower markdowns, higher initial markups and overall leveraging of expenses, partially offset by higher performance-based compensation costs. The positive impact of currency on operating margin for the quarter was approximately 60 basis points.
Nine-Month Period Fiscal 2022 Results Compared to Nine-Month Period Fiscal 2020
For the nine months ended October 30, 2021, we recorded net earnings of $102.9 million, compared to $16.4 million for the nine months ended November 2, 2019. Diluted EPS was $1.55 for the nine months ended October 30, 2021, compared to $0.22 for the nine months ended November 2, 2019. We estimate a net positive impact from our share buybacks and convertible notes transaction of $0.19 and a negative currency impact of $0.18 on diluted EPS for the nine months ended October 30, 2021 when compared to the nine months ended November 2, 2019.
Net Revenue. Total net revenue for the first nine months of fiscal 2022 decreased 2.4% to $1.79 billion from $1.84 billion for the nine months ended November 2, 2019. In constant currency, net revenue decreased by 4.8%.
Earnings from Operations. Earnings from operations for the first nine months of fiscal 2022 were $179.6 million (including $0.4 million net losses on lease modifications, $3.1 million non-cash impairment charges taken on certain long-lived store related assets and a $3.9 million unfavorable currency translation impact), compared to $44.2 million (including $5.1 million non-cash impairment charges taken on certain long-lived store related assets) for the nine months ended November 2, 2019. Operating margin for the first nine months of fiscal 2022 increased 7.6% to 10.0%, from 2.4% for the nine months ended November 2, 2019, driven primarily by higher initial markups, lower occupancy costs and lower markdowns. The negative impact of currency on operating margin for the first nine months of fiscal 2022 was approximately 50 basis points.
Nine-Month Period Fiscal 2022 Results Compared to Nine-Month Period Fiscal 2021
For the nine months ended October 30, 2021, we recorded net earnings of $102.9 million, compared to a net loss of $151.6 million for the nine months ended October 31, 2020. Diluted EPS was $1.55 for the nine months ended October 30, 2021, compared to diluted loss per share of $2.35 during the same prior-year period. We estimate a net positive impact from our share buybacks and convertible notes transaction and currency of $0.05 and $0.12, respectively, on diluted EPS for the nine months ended October 30, 2021 when compared to the same prior-year period.
Net Revenue. Total net revenue for the first nine months of fiscal 2022 increased 45.9% to $1.79 billion, from $1.23 billion in the same prior-year period. In constant currency, net revenue increased by 41.7%.

Earnings (Loss) from Operations. Earnings from operations for the first nine months of fiscal 2022 were $179.6 million (including $0.4 million net losses on lease modifications, $3.1 million non-cash impairment charges taken on certain long-lived store related assets and a $1.8 million favorable currency translation impact), compared to a loss from operations of $132.4 million (including $0.5 million net gains on lease modifications and $75.3 million non-cash impairment charges taken on certain long-lived store related assets) in the same prior-year period. Operating margin in the first nine months of fiscal 2022 increased 20.8% to 10.0%, from negative 10.8% in the same prior-year period, driven primarily by overall leveraging of expenses, lower non-cash impairment charges and lower markdowns. The positive impact of currency on operating margin for the nine months ended October 30, 2021 was approximately 20 basis points.
Key Balance Sheet Accounts
•We had $391.1 million in cash and cash equivalents and $0.2 million in restricted cash as of October 30, 2021 compared to $365.3 million in cash and cash equivalents and $0.2 million in restricted cash at October 31, 2020.
◦For the intra-entity transfer of the intellectual property rights, the Company made a U.S. income tax payment of $80.4 million in the quarter ended October 30, 2021.
◦As of October 30, 2021, we had $52.3 million in outstanding borrowings under our term loans and $7.1 million in outstanding borrowings under our credit facilities compared to $51.9 million in outstanding borrowings under our term loans and $9.2 million in outstanding borrowings under our credit facilities as of October 31, 2020.
◦There were no share repurchases during the nine months ended October 30, 2021. During the nine months ended October 31, 2020, we repurchased 4.0 million shares of our common stock for $38.8 million.
•Accounts receivable consists of trade receivables relating primarily to our wholesale business in Europe and, to a lesser extent, to our wholesale businesses in the Americas and Asia, royalty receivables relating to our licensing operations, credit card and retail concession receivables related to our retail businesses and certain other receivables. Accounts receivable increased by $20.9 million, or 6.9%, to $321.3 million as of October 30, 2021 compared to $300.4 million at October 31, 2020. On a constant currency basis, accounts receivable increased by $22.4 million, or 7.5%, when compared to October 31, 2020.
•Inventory increased by $89.3 million, or 22.7%, to $482.5 million as of October 30, 2021, from $393.2 million at October 31, 2020. On a constant currency basis, inventory increased by $86.8 million, or 22.1%, when compared to October 31, 2020.
Global Store Count
In the third quarter of fiscal 2022, together with our partners, we opened 40 new stores worldwide, consisting of 27 stores in Europe and the Middle East, and 13 stores in Asia and the Pacific. Together with our partners, we closed 27 stores worldwide, consisting of 13 stores in Asia and the Pacific, 12 stores in Europe and the Middle East, one store in the U.S. and one store in South America.

We ended the third quarter of fiscal 2022 with stores and concessions worldwide comprised as follows:

	Stores			Concessions
Region	Total	Directly-Operated	Partner Operated	Total	Directly-Operated	Partner Operated
United States	244	243	1	1	—	1
Canada	74	74	—	—	—	—
Central and South America	105	70	35	29	29	—
Total Americas	423	387	36	30	29	1
Europe and the Middle East	760	540	220	46	46	—
Asia and the Pacific	427	125	302	268	103	165
Total	1,610	1,052	558	344	178	166
Of the total stores, 1,340 were GUESS? stores, 177 were GUESS? Accessories stores, 59 were G by GUESS (GbG) stores and 34 were MARCIANO stores.
Results of Operations
Three Months Ended October 30, 2021 and October 31, 2020
Consolidated Results
The following presents our condensed consolidated statements of income (in thousands, except per share data):

	Three Months Ended
	Oct 30, 2021		Oct 31, 2020
	$	%	$	%	$ change	% change
Net revenue	$643,070	100.0%	$569,284	100.0%	$73,786	13.0%
Cost of product sales	349,466	54.3%	329,764	57.9%	19,702	6.0%
Gross profit	293,604	45.7%	239,520	42.1%	54,084	22.6%

Selling, general and administrative expenses	223,775	34.8%	184,739	32.5%	39,036	21.1%
Asset impairment charges	1,152	0.2%	10,335	1.8%	(9,183)	(88.9%)
Net (gains) losses on lease modifications	3,006	0.5%	(21)	(0.0%)	3,027	(14,414.3%)
Earnings from operations	65,671	10.2%	44,467	7.8%	21,204	47.7%
Interest expense, net	(5,063)	(0.8%)	(5,247)	(0.9%)	184	(3.5%)
Other expense, net	(7,800)	(1.2%)	(6,521)	(1.2%)	(1,279)	19.6%
Earnings before income tax expense	52,808	8.2%	32,699	5.7%	20,109	61.5%
Income tax expense	20,441	3.2%	5,145	0.9%	15,296	297.3%
Net earnings	32,367	5.0%	27,554	4.8%	4,813	17.5%
Net earnings attributable to noncontrolling interests	2,487	0.4%	1,178	0.2%	1,309	111.1%
Net earnings attributable to Guess?, Inc.	$29,880	4.6%	$26,376	4.6%	3,504	13.3%

Net earnings per common share attributable to common stockholders:
Basic	$0.46		$0.41		$0.05
Diluted	$0.45		$0.41		$0.04

Effective income tax rate	38.7%		15.7%

Net Revenue. In constant currency, net revenue increased by 12.8%, driven by positive comparable sales resulting from increased store traffic and higher average unit retail, higher wholesale shipments, new stores, and higher e-commerce and licensing revenues, partially offset by permanent store closures. Currency translation fluctuations relating to our foreign operations favorably impacted net revenue by $1.0 million compared to the same prior-year period.
Gross Margin. Gross margin increased 3.6% for the quarter ended October 30, 2021 compared to the same prior-year period, of which 2.2% was due to lower occupancy rate and 1.4% was due to higher product margin. The lower occupancy rate resulted primarily from higher revenue and lower occupancy costs. The higher product margin was mainly driven by the favorable impact from lower markdowns and higher initial markups, partially offset by higher freight costs.
Gross Profit. Gross profit increased by $54.1 million for the quarter ended October 30, 2021 compared to the same prior-year period primarily due to the favorable impact from higher revenue, lower markdowns, higher initial markups, and lower occupancy costs, partially offset by higher freight costs. Currency translation fluctuations relating to our foreign operations favorably impacted gross profit by $0.3 million.
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
SG&A Rate. Our SG&A rate increased 2.3% for the quarter ended October 30, 2021 from the same prior-year period driven primarily by higher performance-based compensation costs and higher variable expenses, partially offset by leveraging of expenses due to higher revenues.
SG&A Expenses. SG&A expenses increased by $39.0 million for the quarter ended October 30, 2021 from the same prior-year period driven primarily by higher variable expenses and higher performance-based compensation costs in the current year quarter. Currency translation fluctuations relating to our foreign operations unfavorably impacted SG&A expenses by $0.1 million.
Asset Impairment Charges. During the quarter ended October 30, 2021, we recognized $0.7 million for impairment of certain operating lease right-of-use (“ROU”) assets and $0.5 million of property and equipment impairment charges related to certain retail locations compared to impairments of $5.6 million for ROU assets and $4.7 million for property and equipment during the quarter ended October 31, 2020, resulting from lower revenue and future cash flow projections from the ongoing effects of the COVID-19 pandemic and expected store closures. Currency translation fluctuations relating to our foreign operations had minimal favorable impact on asset impairment charges.
Net (Gains) Losses on Lease Modifications. During the three months ended October 30, 2021 and October 31, 2020, we recorded net losses on lease modifications of $3.0 million and minimal amount of net gains on lease modifications, respectively, related primarily to the early termination of lease agreements for certain of our retail locations.
Operating Margin. Operating margin increased 2.4% for the quarter ended October 30, 2021 compared to the same prior-year period driven primarily by lower non-cash impairment charges, lower markdowns, higher initial markups, and overall leveraging of expenses, partially offset by higher performance-based compensation costs and net losses from lease modifications. Lower asset impairment charges, partially offset by net losses compared to net gains from lease modifications, favorably impacted operating margin by 1.2% during the quarter ended October 30, 2021 compared to the same prior-year period. Excluding the impact of lower asset impairment charges, net losses compared to net gains on lease modifications and lower separation charges, our operating margin would have increased 1.2% compared to the same prior-year period. The positive impact of currency on operating margin for the quarter was approximately 60 basis points.
Earnings from Operations.   As a result of our operating results, earnings from operations increased by $21.2 million for the quarter ended October 30, 2021 compared to the same prior-year period. Currency translation fluctuations relating to our foreign operations favorably impacted earnings from operations by $0.2 million.
Other Expense, Net. The change was driven primarily by market volatility which resulted in higher net unrealized losses on the translation of foreign currency balances compared to the same prior-year period.
Income Tax Expense.  Income tax expense for the quarter ended October 30, 2021 was $20.4 million, or a 38.7% effective income tax rate, compared to income tax expense of $5.1 million, or a 15.7% effective income tax rate in the same prior-year period. Generally, income taxes for the interim periods are computed using the income tax rate estimated to be applicable for the full fiscal year, adjusted for discrete items, which is subject to ongoing review and evaluation by management.
Net Earnings Attributable to Guess?, Inc. Net earnings attributable to Guess?, Inc. increased $3.5 million for the three months ended October 30, 2021 compared to the same prior-year period. Diluted EPS increased $0.04 for the three months ended October 30, 2021 compared to the same prior-year quarter. We estimate a minimal impact from our share buybacks and convertible notes transaction and a positive impact from currency of $0.02 on diluted EPS in the third quarter of fiscal 2022 when compared to the same prior-year quarter.
Refer to “Non-GAAP Measures” for an overview of our non-GAAP, or adjusted, financial results for the three months ended October 30, 2021 and October 31, 2020. Excluding the impact of these non-GAAP items, adjusted net earnings attributable to Guess?, Inc. increased $4.2 million and adjusted diluted EPS increased $0.04 for the three months ended October 30, 2021 compared to the same prior-year quarter. We estimate minimal impact from our share buybacks and our convertible notes transaction and a positive impact from currency of $0.02 on adjusted diluted EPS in the third quarter of fiscal 2022 when compared to the same prior-year quarter.

Information by Business Segment
The following presents our net revenue and earnings (loss) from operations by segment (in thousands):

	Three Months Ended
	Oct 30, 2021	Oct 31, 2020	$ change	% change
Net revenue:
Americas Retail	$169,617	$130,328	$39,289	30.1%
Americas Wholesale	58,999	35,971	23,028	64.0%
Europe	330,736	321,574	9,162	2.8%
Asia	57,137	61,978	(4,841)	(7.8%)
Licensing	26,581	19,433	7,148	36.8%
Total net revenue	$643,070	$569,284	73,786	13.0%
Earnings (loss) from operations:
Americas Retail	$24,070	$473	23,597	4,988.8%
Americas Wholesale	17,316	8,247	9,069	110.0%
Europe	44,509	51,476	(6,967)	(13.5%)
Asia	(2,399)	1,415	(3,814)	(269.5%)
Licensing	24,402	18,228	6,174	33.9%
Total segment earnings from operations	107,898	79,839	28,059	35.1%
Corporate overhead	(38,069)	(25,058)	(13,011)	51.9%
Asset impairment charges	(1,152)	(10,335)	9,183	(88.8%)
Net gains (losses) on lease modifications	(3,006)	21	(3,027)	(14,414.3%)
Total earnings from operations	$65,671	$44,467	21,204	47.7%

Operating margins:
Americas Retail	14.2%	0.4%
Americas Wholesale	29.3%	22.9%
Europe	13.5%	16.0%
Asia	(4.2%)	2.3%
Licensing	91.8%	93.8%
Total Company	10.2%	7.8%
Americas Retail
Net revenue from our Americas Retail segment increased by $39.3 million for the quarter ended October 30, 2021 from the same prior-year period. In constant currency, net revenue increased by 28.5% due primarily to higher comparable sales driven by higher store traffic and average unit retail, slightly offset by permanent store closures. As of October 30, 2021, we directly operated 387 stores in the Americas compared to 402 stores at October 31, 2020, excluding concessions, which represents a 3.7% decrease from the same prior-year period. Currency translation fluctuations relating to our non-U.S. retail stores and e-commerce sites favorably impacted net revenue by $2.1 million.
Operating margin increased 13.8% for the quarter ended October 30, 2021 from the same prior-year quarter driven primarily by overall leveraging of expenses, lower markdowns and higher initial markups, partially offset by higher freight costs.
Earnings from operations from our Americas Retail segment increased by $23.6 million for the quarter ended October 30, 2021 from the same prior-year period due primarily to the favorable impact on earnings from higher revenue, lower markdowns and higher initial markups.
Americas Wholesale
Net revenue from our Americas Wholesale segment increased by $23.0 million for the quarter ended October 30, 2021 from the same prior-year period. In constant currency, net revenue increased by 61.0%, driven primarily by increased demand in our U.S. wholesale business. Currency translation fluctuations relating to our non-U.S. wholesale businesses favorably impacted net revenue by $1.1 million.

Operating margin increased 6.4% for the quarter ended October 30, 2021 compared to the same prior-year quarter due mainly to leveraging of expenses and higher initial markups.
Earnings from operations from our Americas Wholesale segment increased by $9.1 million for the quarter ended October 30, 2021 from the same prior-year period. The increase reflects the favorable impact on earnings from higher revenue and higher initial markups.
Europe
Net revenue from our Europe segment increased by $9.2 million for the quarter ended October 30, 2021 compared to the same prior-year period. In constant currency, net revenue increased by 3.6% driven primarily by increased demand, partially offset by an unfavorable shift in wholesale shipments. As of October 30, 2021, we directly operated 540 stores in Europe compared to 511 stores at October 31, 2020, excluding concessions, which represents a 5.7% increase from the same prior-year period. Currency translation fluctuations relating to our European operations unfavorably impacted net revenue by $2.4 million.
Operating margin decreased 2.5% for the quarter ended October 30, 2021 compared to the same prior-year quarter driven primarily by higher expenses and higher freight costs.
Earnings from operations from our Europe segment decreased by $7.0 million for the quarter ended October 30, 2021 compared to the same prior-year period driven primarily by an unfavorable shift in wholesale shipments, higher expenses and higher freight costs, partially offset by increased demand. Currency translation fluctuations relating to our European operations unfavorably impacted earnings from operations by $0.4 million.
Asia
Net revenue from our Asia segment decreased by $4.8 million for the quarter ended October 30, 2021 from the same prior-year period. In constant currency, net revenue decreased by 8.1%, due primarily to lower comparable sales driven by reduced store traffic resulting from the COVID-19 pandemic. Currency translation fluctuations relating to our Asian operations favorably impacted net revenue by $0.2 million.
Operating margin decreased 6.5% for the quarter ended October 30, 2021 from the same prior-year quarter driven primarily by the deleveraging of expenses due to lower revenue.
Loss from operations from our Asia segment was $2.4 million for the quarter ended October 30, 2021, compared to earnings from operations of $1.4 million in the same prior-year period. The deterioration was driven primarily by the unfavorable impact from lower revenue. Currency translation fluctuations relating to our Asia operations unfavorably impacted loss from operations by $0.2 million.
Licensing
Net royalty revenue from our Licensing segment increased by $7.1 million for the quarter ended October 30, 2021 from the same prior-year period due primarily to higher demand and strong performance in handbags, footwear, perfume and watches.
Earnings from operations from our Licensing segment increased by $6.2 million for the quarter ended October 30, 2021 from the same prior-year period mainly due to the favorable impact on earnings from higher revenue.
Corporate Overhead
Unallocated corporate overhead increased by $13.0 million for the quarter ended October 30, 2021 compared to the same prior-year period primarily due to higher performance-based compensation costs and higher overall discretionary expenses.

Nine months ended October 30, 2021 and October 31, 2020
Consolidated Results
The following presents our condensed consolidated statements of income (loss) (in thousands, except per share data):

	Nine Months Ended
	Oct 30, 2021		Oct 31, 2020
	$	%	$	%	$ change	% change
Net revenue	$1,791,696	100.0%	$1,228,074	100.0%	$563,622	45.9%
Cost of product sales	992,448	55.4%	807,297	65.7%	185,151	22.9%
Gross profit	799,248	44.6%	420,777	34.3%	378,471	89.9%

Selling, general and administrative expenses	616,076	34.4%	478,320	39.0%	137,756	28.8%
Asset impairment charges	3,094	0.2%	75,276	6.1%	(72,182)	(95.9%)
Net (gains) losses on lease modifications	441	0.0%	(450)	(0.0%)	891	(198.0%)
Earnings (loss) from operations	179,637	10.0%	(132,369)	(10.8%)	312,006	(235.7%)
Interest expense, net	(16,163)	(0.9%)	(15,604)	(1.3%)	(559)	3.6%
Other expense, net	(11,502)	(0.6%)	(20,553)	(1.6%)	9,051	(44.0%)
Earnings (loss) before income tax expense (benefit)	151,972	8.5%	(168,526)	(13.7%)	320,498	(190.2%)
Income tax expense (benefit)	43,588	2.4%	(14,850)	(1.2%)	58,438	(393.5%)
Net earnings (loss)	108,384	6.1%	(153,676)	(12.5%)	262,060	(170.5%)
Net earnings (loss) attributable to noncontrolling interests	5,436	0.3%	(2,028)	(0.2%)	7,464	(368.0%)
Net earnings (loss) attributable to Guess?, Inc.	$102,948	5.8%	$(151,648)	(12.3%)	254,596	(167.9%)

Net earnings (loss) per common share attributable to common stockholders:
Basic	$1.58		$(2.35)		$3.93
Diluted	$1.55		$(2.35)		$3.90

Effective income tax rate	28.7%		8.8%
Net Revenue. In constant currency, net revenue increased by 41.7% driven primarily by lower comparable sales due to reduced store traffic and temporary store closures resulting from the COVID-19 pandemic in the same prior-year period and, to a lesser extent, revenue growth in our European and Americas wholesale businesses and a shift in European wholesale shipments into fiscal 2022. Currency translation fluctuations relating to our foreign operations favorably impacted net revenue by $52.0 million, compared to the same prior-year period.
Gross Margin. Gross margin increased 10.3% for the nine months ended October 30, 2021 compared to the same prior-year period, of which 8.0% was due to lower occupancy rate and 2.3% was due to higher product margin mainly driven by lower markdowns, higher initial markups and significant inventory reserves in Asia included in the prior-year period. The lower occupancy rate was primarily driven by overall leveraging of expenses.
Gross Profit. Gross profit increased 89.9% or $378.5 million for the nine months ended October 30, 2021 compared to the same prior-year period primarily due to the favorable impact on gross profit from higher revenue, lower markdowns and higher initial markups. Currency translation fluctuations relating to our foreign operations favorably impacted gross profit by $19.0 million.
SG&A Rate. Our SG&A rate decreased 4.6% for the nine months ended October 30, 2021 from the same prior-year period, driven by overall leveraging of expenses due mainly to higher revenues.
SG&A Expenses. SG&A expenses increased by $137.8 million for the nine months ended October 30, 2021 from the same prior-year period driven primarily by higher variable expenses and higher performance-based compensation costs in the current year period, as well as lower payroll and lower overall discretionary expenses due to significant COVID-19 impacts in the same prior-year period. Currency translation fluctuations relating to our foreign operations unfavorably impacted SG&A expenses by $17.4 million.
Asset Impairment Charges. During the nine months ended October 30, 2021, we recognized $0.7 million for impairment charges of certain ROU assets and $2.4 million for property and equipment related to certain retail locations resulting from lower revenue and future cash flow projections from the ongoing effects of the COVID-19 pandemic and expected store closures. This compares to $42.1 million in impairment of certain ROU assets and $33.2 million for property and equipment and related to certain retail locations resulting from under-performance and expected store closures during the nine months ended October 31, 2020. Currency translation fluctuations relating to our foreign operations favorably impacted asset impairment charges by $0.1 million.
Net (Gains) Losses on Lease Modifications. During the nine months ended October 30, 2021 and October 31, 2020, we recorded net losses on lease modifications of $0.4 million and net gains on lease modifications of $0.5 million, respectively, related primarily to the early termination of lease agreements for certain of our retail locations.
Operating Margin. Operating margin increased 20.8% for the nine months ended October 30, 2021 compared to the same prior-year period driven primarily by overall leveraging of expenses, lower non-cash impairment charges and lower markdowns. Lower asset impairment charges and lower separation charges favorably impacted operating margin by 6.1% during the nine months ended October 30, 2021 compared to the same prior-year period. Excluding the impact of these items, our operating margin would have increased 14.7% compared to the same prior-year period. The positive impact of currency on operating margin for the first nine months of fiscal 2022 was approximately 20 basis points.
Earnings (Loss) from Operations.   As a result of our operating results, earnings from operations increased by $312.0 million for the nine months ended October 30, 2021 compared to a loss from operations in the same prior-year period. Currency translation fluctuations relating to our foreign operations favorably impacted earnings from operations by $1.8 million.
Other Expense, Net. Other expense, net decreased $9.1 million for the nine months ended October 30, 2021 compared to the same prior-year period driven primarily by market volatility which resulted in lower net unrealized losses on the translation of foreign currency balances compared to the same prior-year period.
Income Tax Expense (Benefit).  Income tax expense for the nine months ended October 30, 2021 was $43.6 million, or a 28.7% effective income tax rate, compared to income tax benefit of $14.9 million, or an 8.8% effective income tax rate, in the same prior-year period. Generally, income taxes for the interim periods are computed using the income tax rate estimated to be applicable for the full fiscal year, adjusted for discrete items, which is subject to ongoing review and evaluation by management.
Net Earnings (Loss) Attributable to Guess?, Inc. Net earnings attributable to Guess?, Inc. increased $254.6 million for the nine months ended October 30, 2021 compared to a net loss attributable to Guess?, Inc. in the same prior-year period. Diluted EPS increased $3.90 for the nine months ended October 30, 2021 compared to diluted loss per share in the same prior-year period. We estimate a net positive impact from our share buybacks and convertible notes transaction and currency of $0.05 and $0.12, respectively, on diluted EPS for the nine months ended October 30, 2021 when compared to the same prior-year period.

Refer to “Non-GAAP Measures” for an overview of our non-GAAP, or adjusted, financial results for the nine months ended October 30, 2021 and October 31, 2020. Excluding the impact of these non-GAAP items, adjusted net earnings attributable to Guess?, Inc. increased $201.7 million and adjusted diluted EPS increased $3.06 for the nine months ended October 30, 2021 compared to an adjusted net loss attributable to Guess?, Inc. and adjusted diluted loss per share in the same prior-year period. We estimate our share buybacks and convertible notes transaction and currency had a net positive impact of $0.05 and $0.11, respectively, on adjusted diluted EPS during the nine months ended October 30, 2021 when compared to the same prior-year period.
Information by Business Segment
The following presents our net revenue and earnings (loss) from operations by segment (in thousands):

	Nine Months Ended
	Oct 30, 2021	Oct 31, 2020	$ change	% change
Net revenue:
Americas Retail	$511,449	$314,977	$196,472	62.4%
Americas Wholesale	154,287	82,131	72,156	87.9%
Europe	895,311	633,898	261,413	41.2%
Asia	160,610	152,554	8,056	5.3%
Licensing	70,039	44,514	25,525	57.3%
Total net revenue	$1,791,696	$1,228,074	563,622	45.9%
Earnings (loss) from operations:
Americas Retail	$82,260	$(40,904)	123,164	(301.1%)
Americas Wholesale	41,815	11,559	30,256	261.8%
Europe	100,124	27,865	72,259	259.3%
Asia	(9,054)	(24,729)	15,675	(63.4%)
Licensing	63,987	39,833	24,154	60.6%
Total segment earnings from operations	279,132	13,624	265,508	1,948.8%
Corporate overhead	(95,960)	(71,167)	(24,793)	34.8%
Asset impairment charges	(3,094)	(75,276)	72,182	(95.9%)
Net gains (losses) on lease modifications	(441)	450	(891)	(198.0%)
Total earnings (loss) from operations	$179,637	$(132,369)	312,006	(235.7%)
Operating margins:
Americas Retail	16.1%	(13.0%)
Americas Wholesale	27.1%	14.1%
Europe	11.2%	4.4%
Asia	(5.6%)	(16.2%)
Licensing	91.4%	89.5%
Total Company	10.0%	(10.8%)
Americas Retail
Net revenue from our Americas Retail segment increased by $196.5 million for the nine months ended October 30, 2021 compared to the same prior-year period. In constant currency, net revenue increased by 60.0% due primarily to lower comparable sales driven by reduced store traffic and temporary store closures resulting from the COVID-19 pandemic in the same prior-year period. The store base for the U.S. and Canada decreased by an average of 26 net stores during the nine months ended October 30, 2021 compared to the same prior-year period, resulting in a 6.3% net decrease. Currency translation fluctuations relating to our non-U.S. retail stores and e-commerce sites favorably impacted net revenue by $7.5 million.
Operating margin increased 29.1% for the nine months ended October 30, 2021 compared to the same prior-year period driven primarily by leveraging of expenses, and to a lesser extent, lower markdowns and higher initial markups.
Earnings from operations from our Americas Retail segment increased $123.2 million for the nine months ended October 30, 2021 compared to loss from operations in the same prior-year period primarily due to the favorable impact on earnings from higher revenue, and to a lesser extent, lower markdowns and higher initial markups.
Americas Wholesale
Net revenue from our Americas Wholesale segment increased by $72.2 million for the nine months ended October 30, 2021 from the same prior-year period. In constant currency, net revenue increased by 83.0%, driven primarily by our U.S. wholesale business due mainly to higher demand. Currency translation fluctuations relating to our non-U.S. wholesale businesses favorably impacted net revenue by $4.0 million.
Operating margin increased 13.0% for the nine months ended October 30, 2021 from the same prior-year period due primarily to leveraging of expenses and higher initial markups.
Earnings from operations from our Americas Wholesale segment increased by $30.3 million for the nine months ended October 30, 2021 from the same prior-year period, which reflects the favorable impact on earnings from higher revenue.
Europe
Net revenue from our Europe segment increased by $261.4 million for the nine months ended October 30, 2021 from the same prior-year period. In constant currency, net revenue increased by 35.8%, driven primarily by a shift in wholesale shipments into fiscal 2022 and increased demand. Currency translation fluctuations relating to our European operations favorably impacted net revenue by $34.2 million.
Operating margin increased 6.8% for the nine months ended October 30, 2021 from the same prior-year period, driven by overall leveraging of expenses due to a shift in wholesale shipments and increased demand, and lower markdowns, partially offset by higher freight expenses.
Earnings from operations from our Europe segment increased by $72.3 million for the nine months ended October 30, 2021 compared to the same prior-year period driven primarily by the favorable impact on earnings from higher revenue and lower markdowns, partially offset by higher freight expenses. Currency translation fluctuations relating to our European operations unfavorably impacted earnings from operations by $0.3 million.
Asia
Net revenue from our Asia segment increased by $8.1 million for the nine months ended October 30, 2021 compared to the same prior-year period. In constant currency, net revenue increased by 1.1% due primarily to lower comparable sales driven by reduced store traffic resulting from the COVID-19 pandemic in the same prior-year period, as well as new store openings, partially offset by permanent store closures. Currency translation fluctuations relating to our Asian operations favorably impacted net revenue by $6.3 million.
Operating margin improved 10.6% for the nine months ended October 30, 2021 from the same prior-year period, as the same prior-year period included significant inventory reserves.
Loss from operations from our Asia segment decreased by $15.7 million for the nine months ended October 30, 2021 from the same prior-year period driven primarily by significant inventory reserves in the same prior-year period. Currency translation fluctuations relating to our Asian operations unfavorably impacted loss from operations by $0.4 million.
Licensing
Net royalty revenue from our Licensing segment increased by $25.5 million for the nine months ended October 30, 2021 compared to the same prior-year period due primarily to higher demand and strong performance in footwear, handbags, perfume and watches.
Earnings from operations from our Licensing segment increased by $24.2 million for the nine months ended October 30, 2021 compared to the same prior-year period driven primarily by the favorable impact on earnings from higher revenue.

Corporate Overhead
Unallocated corporate overhead increased by $24.8 million for the nine months ended October 30, 2021 from the same prior-year period primarily due to higher performance-based compensation costs and higher overall discretionary expenses.
Non-GAAP Measures
The financial information presented in this Quarterly Report includes non-GAAP financial measures, such as adjusted results and constant currency financial information. For the three and nine months ended October 30, 2021 and October 31, 2020, the adjusted results exclude the impact of certain professional service and legal fees and related (credits) costs, certain separation charges, asset impairment charges, net (gains) losses on lease modifications, non-cash amortization of debt discount on our convertible senior notes, the related income tax impacts of these adjustments as well as certain discrete income tax adjustments related primarily to an intra-entity transfer of intellectual property rights to a wholly-owned Swiss subsidiary, in each case where applicable. These non-GAAP measures are provided in addition to, and not as alternatives for, our reported GAAP results.
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
A reconciliation of reported GAAP results to comparable non-GAAP results follows (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	Oct 30, 2021	Oct 31, 2020	Oct 30, 2021	Oct 31, 2020
Reported GAAP net earnings (loss) attributable to Guess?, Inc.	$29,880	$26,376	$102,948	$(151,648)
Certain professional service and legal fees and related (credits) costs[1]	550	(195)	1,737	(56)
Separation charges[2]	—	703	—	3,383
Asset impairment charges[3]	1,152	10,335	3,094	75,276
Net (gains) losses on lease modifications[4]	3,006	(21)	441	(450)
Amortization of debt discount[5]	2,782	2,599	8,344	7,796
Discrete tax adjustments[6]	5,912	635	6,140	805
Income tax impact from adjustments[7]	(1,729)	(3,069)	(3,200)	(17,295)
Total adjustments affecting net earnings (loss) attributable to Guess?, Inc.	11,673	10,987	16,556	69,459
Adjusted net earnings (loss) attributable to Guess?, Inc.	$41,553	$37,363	$119,504	$(82,189)

Net earnings (loss) per common share attributable to common stockholders:
GAAP diluted	$0.45	$0.41	$1.55	$(2.35)
Adjusted diluted	$0.62	$0.58	$1.79	$(1.27)
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

4    Amounts recorded represent net (gains) losses on lease modifications related primarily to the early termination of certain lease agreements.
5    In April 2019, we issued $300 million principal amount of 2.00% convertible senior notes due 2024 (the “Notes”) in a private offering. We have separated the Notes into liability (debt) and equity (conversion option) components. The debt discount, which represents an amount equal to the fair value of the equity component, is amortized as non-cash interest expense over the term of the Notes.
6    Amounts represent discrete income tax adjustments related primarily to the impacts from an intra-entity transfer of intellectual property rights to a wholly-owned Swiss subsidiary during the quarter ended October 30, 2021, impacts from cumulative valuation allowances and the income tax benefits from an income tax rate change due to net operating loss carrybacks.
7    The income tax effect of certain professional service and legal fees and related (credits) costs, separation charges, asset impairment charges, net (gains) losses on lease modifications and the amortization of debt discount was based on our assessment of deductibility using the statutory income tax rate (inclusive of the impact of valuation allowances) of the tax jurisdiction in which the charges were incurred.
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
During the nine months ended October 30, 2021, we relied primarily on trade credit, available cash, real estate and other operating leases, finance leases, proceeds from our credit facilities and term loans and internally generated funds to finance our operations. We anticipate we will be able to satisfy our ongoing cash requirements during the next 12 months for working capital, capital expenditures, payments on our debt, finance leases and operating leases, as well as lease modification payments, potential acquisitions and investments, expected income tax payments, and share repurchases and dividend payments to stockholders, primarily with cash flow from operations and existing cash balances as supplemented by borrowings under our existing Credit Facilities and proceeds from our term loans, as needed. Due to the seasonality of our business and cash needs, we may increase borrowings under our established credit facilities from time-to-time during the next 12 months. If we experience a sustained decrease in consumer demand related to the COVID-19 pandemic, we may require access to additional credit, which may not be available to us on commercially acceptable terms or at all.

Our outstanding convertible senior notes may be converted at the option of the holders as described in “Part I, Item 1, Financial Statements – Note 10 – Convertible Senior Notes and Related Transactions” of this Form 10-Q and in “Note 10 – Convertible Senior Notes and Related Transactions” of the Consolidated Financial Statements included in our Annual Report on Form 10-K. As of October 30, 2021, none of the conditions allowing holders of the convertibles notes to convert had been met. Pursuant to one of these conditions, if our stock trading price exceeds 130% of the conversion price of the convertible notes (currently $25.78) for at least 20 trading days during the 30 consecutive trading-day period ending on, and including, the last trading day of any calendar quarter, holders of the convertible notes would have the right to convert their convertible notes during the next calendar quarter. Upon conversion, we will pay or deliver, as the case may be, cash, shares of our common stock or a combination of cash and shares of our common stock, at our election, in the manner and subject to the terms and conditions provided in the indenture governing the convertible notes. The convertible note hedge transaction we entered into in connection with our issuance of the convertible notes is expected generally to reduce the potential dilution upon conversion of the convertible notes and/or offset any cash payments we are required to make in excess of the principal amount of convertible notes that are converted, as the case may be. We expect to settle the principal amount of our outstanding convertible senior notes in 2024 in cash and any excess in shares.
We have historically considered the undistributed earnings of our foreign subsidiaries to be indefinitely reinvested. As a result of the Tax Reform, we had a substantial amount of previously taxed earnings that could be distributed to the U.S. without additional U.S. taxation. We continue to evaluate our plans for reinvestment or repatriation of unremitted foreign earnings and regularly review our cash positions and determination of permanent reinvestment of foreign earnings. If we determine that all or a portion of such foreign earnings are no longer indefinitely reinvested, we may be subject to additional foreign withholding taxes and U.S. state income taxes, beyond the one-time transition tax. For example, as of October 30, 2021, the Company determined that approximately $7.0 million of such foreign earnings are no longer indefinitely reinvested. The incremental tax cost to repatriate these earnings to the U.S. is immaterial. We intend to indefinitely reinvest the remaining earnings from our foreign subsidiaries for which a deferred income tax liability has not already been recorded. It is not practicable to estimate the amount of income tax that might be payable if these earnings were repatriated due to the complexities associated with the hypothetical calculation. As of October 30, 2021, we had cash and cash equivalents of $391.1 million, of which approximately $192.0 million was held in the U.S.
Excess cash and cash equivalents, which represent the majority of our outstanding cash and cash equivalents balance, are held primarily in overnight deposit and short-term time deposit accounts and money market accounts. Please see “—Important Factors Regarding Forward-Looking Statements” discussed above and “Part I, Item 1A. Risk Factors” contained in our most recent Annual Report on Form 10-K for the fiscal year ended January 30, 2021 for a discussion of risk factors which could reasonably be likely to result in a decrease of internally generated funds available to finance capital expenditures and working capital requirements.
COVID-19 Impact on Liquidity
Refer to the “COVID-19 Business Update” section above for a discussion of the impact from the COVID-19 pandemic on our financial performance and our liquidity.
In light of store closures and reduced traffic in stores, we have taken certain actions with respect to certain of our existing leases, including engaging with landlords to discuss rent deferrals as well as other rent concessions. Throughout the COVID-19 pandemic, we have suspended rental payments and/or paid reduced rental amounts with respect to certain of our retail stores that were closed or experiencing drastically reduced customer traffic as a result of the COVID-19 pandemic. During fiscal 2022 and 2021, we have successfully negotiated with several landlords, including some of our larger landlords and have received rent abatement benefits as well as new lease terms for some of our affected leases. We continue to engage in discussions with additional affected landlords in an effort to achieve appropriate rent relief and other lease concessions and, in some cases, to terminate existing leases. In some instances, where negotiations with landlords have proven unsuccessful, we are engaged in litigation related to rent obligations both during the COVID-19 pandemic and through the term of the lease.
Nine Months Ended October 30, 2021 and October 31, 2020
Operating Activities
Net cash provided by operating activities was $4.6 million for the nine months ended October 30, 2021, compared to $98.4 million for the nine months ended October 31, 2020, or a deterioration of $93.8 million. This deterioration was driven primarily by unfavorable changes in working capital, partially offset by higher cash flows generated from net earnings. Cash flows generated from net earnings were negatively impacted by the $80.4 million U.S. income tax payment related to the intra-entity transfer of intellectual property rights transaction during the third quarter of fiscal 2022. We currently expect to make an additional $27 million U.S. income tax payment related to the transaction in January 2022.
Investing Activities
Net cash used in investing activities was $40.4 million for the nine months ended October 30, 2021 compared to $14.6 million for the nine months ended October 31, 2020. Net cash used in investing activities for the nine months ended October 30, 2021 related primarily to investments in technology and other infrastructure and, to a lesser extent, existing store remodeling programs and international retail expansion.
The increase in cash used in investing activities was driven primarily by higher retail remodel and international expansion costs and higher strategic investments in technology during the nine months ended October 30, 2021 compared to the same prior-year period. During the nine months ended October 30, 2021, we opened 55 directly-operated stores compared to 13 directly-operated stores that were opened in the same prior-year period.
Financing Activities
Net cash used in financing activities was $28.5 million for the nine months ended October 30, 2021 compared to $4.5 million for the nine months ended October 31, 2020. Net cash used in financing activities for the nine months ended October 30, 2021 related primarily to repayments on borrowings and finance lease obligations and payment of dividends, partially offset by proceeds from borrowings.
The change in cash used in financing activities was driven primarily by lower proceeds received from borrowings and higher payment of dividends, partially offset by lower repayments of borrowings and finance lease obligations and lower repurchases of shares in the Company’s common stock during the nine months ended October 30, 2021 compared to the same prior-year period.
Effect of Exchange Rates on Cash, Cash Equivalents and Restricted Cash
During the nine months ended October 30, 2021, the change in foreign currency translation rates decreased our reported cash, cash equivalents and restricted cash balance by $13.8 million compared to an increase of $1.4 million during the nine months ended October 31, 2020. Refer to “Foreign Currency Volatility” for further information on fluctuations in exchange rates.
Working Capital
As of October 30, 2021, we had net working capital (including cash and cash equivalents) of $466.6 million compared to $470.0 million at January 30, 2021 and $397.5 million at October 31, 2020.
Our primary working capital needs are for the current portion of lease liabilities, accounts receivable and inventory. The accounts receivable balance consists of trade receivables relating primarily to our wholesale business in Europe and, to a lesser extent, to our wholesale businesses in the Americas and Asia, royalty receivables relating to our licensing operations, credit card and retail concession receivables related to our retail businesses and certain other receivables. Accounts receivable increased by $20.9 million, or 6.9%, to $321.3 million as of October 30, 2021, from $300.4 million at October 31, 2020. On a constant currency basis, accounts receivable increased by $22.4 million, or 7.5%, when compared to October 31, 2020. As of October 30, 2021, approximately 45% of our total net trade receivables and 59% of our European net trade receivables were subject to credit insurance coverage, certain bank guarantees or letters of credit for collection purposes. Our credit insurance coverage contains certain terms and conditions specifying deductibles and annual claim limits. Inventory increased by $89.3 million, or 22.7%, to $482.5 million as of October 30, 2021, from $393.2 million at October 31, 2020. On a constant currency basis, inventory increased by $86.8 million, or 22.1%, when compared to October 31, 2020, driven primarily by management initiatives to mitigate supply chain disruptions, including accelerating product orders.
Capital Expenditures
Gross capital expenditures totaled $40.6 million, before deducting lease incentives of $2.2 million, for the nine months ended October 30, 2021. This compares to gross capital expenditures of $12.4 million, before deducting lease incentives of $1.2 million, for the nine months ended October 31, 2020.
We will periodically evaluate strategic acquisitions and alliances and pursue those we believe will support and contribute to our overall growth initiatives.
Dividends
On November 23, 2021, we announced an increase to our regular quarterly cash dividend from $0.1125 to $0.225 per share on our common stock. The cash dividend will be paid on December 24, 2021 to shareholders of record as of the close of business on December 8, 2021. In connection with the increase to the quarterly cash dividend announced on November 23, 2021, we will adjust the conversion rate (which is expected to increase) and the conversion price (which is expected to decrease) of our convertible senior notes in accordance with the terms of the indenture governing the convertible senior notes, to be effective as of December 7, 2021.
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
Share Repurchases
On August 23, 2021, our Board of Directors terminated the previously authorized 2012 share repurchase program (which had $47.8 million capacity remaining) and authorized a new program (the “2021 Share Repurchase Program”) to repurchase, from time-to-time and as market and business conditions warrant, up to $200 million of our common stock. Repurchases may be made on the open market or in privately negotiated transactions, pursuant to Rule 10b5-1 trading plans or other available means. There is no minimum or maximum number of shares to be repurchased under the program and the program may be discontinued at any time, without prior notice.
During the three and nine months ended October 30, 2021, there were no shares repurchased under our 2021 or 2012 Share Repurchase Programs. There were 4,000,000 shares repurchased at an aggregate cost of $38.8 million under the 2012 program during the nine months ended October 31, 2020. The shares were repurchased during the three months ended August 1, 2020. As of October 30, 2021, we had remaining authority under the 2021 Share Repurchase Program to purchase $200 million of our common stock.
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

The cash surrender values of the insurance policies were $73.0 million and $72.1 million as of October 30, 2021 and January 30, 2021, respectively, and were included in other assets in our condensed consolidated balance sheets. As a result of changes in the value of the insurance policy investments, we recorded unrealized gains of $0.1 million and $2.3 million in other income (expense) during the three and nine months ended October 30, 2021 and unrealized gains (losses) of $(0.3) million and $1.7 million in other income (expense) during the three and nine months ended October 31, 2020, respectively. The projected benefit obligation was $51.7 million and $52.3 million as of October 30, 2021 and January 30, 2021, respectively, and was included in accrued expenses and other long-term liabilities in our condensed consolidated balance sheets depending on the expected timing of payments. SERP benefit payments of $0.5 million and $1.4 million were made during the three and nine months ended October 30, 2021, respectively. SERP benefit payments of $0.4 million and $1.3 million were made during the three and nine months ended October 31, 2020, respectively.
Contractual Obligations and Commitments
As of October 30, 2021, there were no material changes to our contractual obligations and commitments outside the ordinary course of business compared to the disclosures included in our Form 10-K for the fiscal year ended January 30, 2021. See “Part I, Item 1. Financial Statements – Note 9 – Borrowings and Finance Lease Obligations” and “Part I, Item 1. Financial Statements – Note 10 – Convertible Senior Notes and Related Transactions” for further information on these arrangements.
Application of Critical Accounting Policies and Estimates
Our critical accounting policies reflecting our estimates and judgments are described in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the fiscal year ended January 30, 2021 filed with the SEC on April 9, 2021. There have been no significant changes to our critical accounting policies during the nine months ended October 30, 2021.
Recently Issued Accounting Guidance
See “Part I, Item 1. Financial Statements – Note 1 – Basis of Presentation and New Accounting Guidance” for disclosures about recently issued accounting guidance.
ITEM 3.Quantitative and Qualitative Disclosures About Market Risk.
Exchange Rate Risk
More than two-thirds of product sales recorded for the nine months ended October 30, 2021 were denominated in currencies other than the U.S. dollar. Our primary exchange rate risk relates to operations in Europe, Canada, South Korea, China, Hong Kong and Mexico. Changes in currencies affect our earnings in various ways. For further discussion on currency-related risk, please refer to our risk factors under “Part I, Item 1A. Risk Factors” contained in our most recent Annual Report on Form 10-K for the fiscal year ended January 30, 2021.
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
During the nine months ended October 30, 2021, the total foreign currency translation adjustment decreased stockholders’ equity by $15.4 million, driven primarily by the weakening of the U.S. dollar against the euro.
Foreign Currency Transaction Gains and Losses
Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency, including gains and losses on foreign exchange currency contracts (see below), are included in the condensed consolidated statements of income (loss). Net foreign currency transaction losses of $17.4 million and $10.2 million were included in the determination of net earnings (loss) for the nine months ended October 30, 2021 and October 31, 2020, respectively.
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
Foreign Exchange Currency Contracts Designated as Cash Flow Hedges
During the nine months ended October 30, 2021, we purchased U.S. dollar forward contracts in Europe totaling US$132.0 million that were designated as cash flow hedges. As of October 30, 2021, we had forward contracts outstanding for our European operations of US$136.0 million to hedge forecasted merchandise purchases, which are expected to mature over the next 15 months. Our foreign exchange currency contracts are recorded in our condensed consolidated balance sheet at fair value based on quoted market rates. Changes in the fair value of the U.S. dollar forward contracts, designated as cash flow hedges for forecasted merchandise purchases, are recorded as a component of accumulated other comprehensive income (loss) within stockholders’ equity and are recognized in cost of product sales in the period that approximates the time the hedged merchandise inventory is sold. Changes in the fair value of the U.S. dollar forward contracts, designated as cash flow hedges for forecasted intercompany royalties, are recorded as a component of accumulated other comprehensive income (loss) within stockholders’ equity and are recognized in other income (expense) in the period in which the royalty expense is incurred.

As of October 30, 2021, accumulated other comprehensive income (loss) related to foreign exchange currency contracts included a $3.6 million net unrealized gain, net of tax, of which $2.8 million will be recognized in cost of product sales over the following 12 months, at the then current values on a pre-tax basis, which can be different than the current quarter-end values.
As of October 30, 2021, the net unrealized gain of the remaining open forward contracts recorded in our condensed consolidated balance sheet was approximately $3.8 million.
At January 30, 2021, we had forward contracts outstanding for our European operations of US$100.0 million that were designated as cash flow hedges. At January 30, 2021, the net unrealized loss of these open forward contracts recorded in our condensed consolidated balance sheet was approximately $3.3 million.
Foreign Exchange Currency Contracts Not Designated as Hedging Instruments
We also have foreign exchange currency contracts that are not designated as hedging instruments for accounting purposes. Changes in fair value of foreign exchange currency contracts not designated as hedging instruments are reported in net earnings (loss) as part of other income (expense). For the nine months ended October 30, 2021, we recorded a net gain of $0.9 million for our euro dollar foreign exchange currency contracts not designated as hedges, which has been included in other income (expense). As of October 30, 2021, we had euro foreign exchange currency contracts to purchase US$14.0 million expected to mature over the next one month. As of October 30, 2021, the net unrealized gain of these open forward contracts recorded in our condensed consolidated balance sheet was approximately $0.5 million.
At January 30, 2021, we had euro foreign exchange currency contracts to purchase US$19.0 million. At January 30, 2021, the net unrealized loss of these open forward contracts recorded in our condensed consolidated balance sheet was approximately $1.2 million.
Sensitivity Analysis
As of October 30, 2021, a sensitivity analysis of changes in foreign currencies when measured against the U.S. dollar indicates that, if the U.S. dollar had uniformly weakened by 10% against all of the U.S. dollar denominated foreign exchange derivatives totaling US$150.0 million, the fair value of the instruments would have decreased by $16.7 million. Conversely, if the U.S. dollar uniformly strengthened by 10% against all of the U.S. dollar denominated foreign exchange derivatives, the fair value of these instruments would have increased by $13.6 million. Any resulting changes in the fair value of the hedged instruments may be partially offset by changes in the fair value of certain balance sheet positions (primarily U.S. dollar denominated liabilities in our foreign operations) impacted by the change in the foreign currency rate. The ability to reduce the exposure of currencies on earnings depends on the magnitude of the derivatives compared to the balance sheet positions during each reporting cycle.
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
As of October 30, 2021, accumulated other comprehensive income (loss) related to the interest rate swap agreement included a net unrealized loss of $0.3 million net of tax, which will be recognized in interest expense over the following 12 months, at the then current values on a pre-tax basis, which can be different than the current quarter-end values. As of October 30, 2021, the net unrealized loss of the interest rate swap recorded in our condensed consolidated balance sheet was approximately $0.4 million. As of January 30, 2021, the net unrealized loss of the interest rate swap recorded in our condensed consolidated balance sheet was approximately $1.0 million.
Sensitivity Analysis
As of October 30, 2021, we had indebtedness related to term loans of $52.3 million, finance lease obligations of $20.1 million and the Mortgage Debt of $18.0 million. The term loans provide for annual interest rates ranging between 0.8% to 2.2%. The finance lease obligations are based on fixed interest rates derived from the respective agreements. The Mortgage Debt is covered by a separate interest rate swap agreement with a swap fixed interest rate of approximately 3.06% that matures in January 2026. The interest rate swap agreement is designated as a cash flow hedge and converts the nature of our Mortgage Debt from LIBOR floating-rate debt to fixed-rate debt.
The fair values of our debt instruments are based on the amount of future cash flows associated with each instrument discounted using our incremental borrowing rate. As of October 30, 2021 and January 30, 2021, the carrying value was not materially different from fair value, as the interest rates on our debt approximated rates currently available to us. The fair value of our convertible senior notes is determined based on inputs that are observable in the market and have been classified as Level 2 in the fair value hierarchy.
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
There was no change in our internal control over financial reporting during the third quarter of fiscal 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2.Unregistered Sales of Equity Securities and Use of Proceeds.
Items (a) and (b) are not applicable.
Item (c). Issuer Purchases of Equity Securities
Our share repurchases during each fiscal month of the third quarter of fiscal 2022 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
August 1, 2021 to August 28, 2021
Repurchase program[1]	—	—	—	$200,000,000
Employee transactions[2]	—	—	—
August 29, 2021 to October 2, 2021
Repurchase program[1]	—	—	—	$200,000,000
Employee transactions[2]	928	$23.33	—
October 3, 2021 to October 30, 2021
Repurchase program[1]	—	—	—	$200,000,000
Employee transactions[2]	—	—	—
Total
Repurchase program[1]	—	—	—
Employee transactions[2]	928	$23.33	—
______________________________________________________________________
Notes:
1.On August 23, 2021, our Board of Directors terminated the previously authorized 2012 share repurchase program (which had $47.8 million capacity remaining) and authorized a new program (the “2021 Share Repurchase Program”) to repurchase, from time-to-time and as market and business conditions warrant, up to $200 million of our common stock. Repurchases may be made on the open market or in privately negotiated transactions, pursuant to Rule 10b5-1 trading plans or other available means. There is no minimum or maximum number of shares to be repurchased under the program and the program may be discontinued at any time, without prior notice.
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

3.3.	Fourth Amended and Restated Bylaws of the Registrant (incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on June 30, 2021).
*†10.1.	Non-Employee Directors’ Compensation Plan
†31.1.	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
†31.2.	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
††32.1.	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
††32.2.	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
†101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
†101.SCH	XBRL Taxonomy Extension Schema Document
†101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
†101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
†101.LAB	XBRL Taxonomy Extension Label Linkbase Document
†101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
†104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
_______________________________________________________________________________

*	Management Contract or Compensatory Plan
†	Filed herewith
††	Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Guess?, Inc.

Date:	December 3, 2021	By:	/s/ CARLOS ALBERINI
Carlos Alberini
Chief Executive Officer

Date:	December 3, 2021	By:	/s/ KATHRYN ANDERSON
Kathryn Anderson
Chief Financial Officer
(Principal Financial Officer)