Form 10-K
period 2022-01-29
GUESS INC
filed 2022-03-24
CIK 912463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
☒  Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended January 29, 2022
OR
☐   Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                        to
Commission File Number 1-11893

GUESS?, INC.
(Exact name of registrant as specified in its charter)

Delaware	95-3679695
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
Strada Regina 44
Bioggio, Switzerland CH-6934
+41 91 809 5000
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No ☒
As of the close of business on July 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common equity stock held by non-affiliates of the registrant was $862,638,471 based upon the closing price of $22.32 on the New York Stock Exchange composite tape on such date. For this computation, the registrant has excluded the market value of all shares of its common stock reported as beneficially owned by executive officers and directors of the registrant. Such exclusion shall not be deemed to constitute an admission that any such person is an “affiliate” of the registrant.
As of the close of business on March 21, 2022, the registrant had 59,749,751 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the proxy statement for the registrant’s 2022 Annual Meeting of Stockholders, which will be filed not later than 120 days after the end of our fiscal year, are incorporated by reference into Part III herein.

i

IMPORTANT FACTORS REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K, including documents incorporated by reference herein, contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may also be contained in our other reports filed under the Securities Exchange Act (SEC) of 1934, as amended, in our press releases and in other documents. In addition, from time-to-time, we, through our management, may make oral forward-looking statements. These statements relate to expectations, analyses and other information based on current plans, forecasts of future results and estimates of amounts not yet determinable. These statements also relate to our goals, future prospects, potential actions and impacts related to the coronavirus (or “COVID-19”) pandemic, global cost reduction opportunities and profitability efforts, capital allocation plans, cash needs and current business strategies and strategic initiatives. These forward-looking statements are identified by their use of terms and phrases such as “anticipate,” “believe,” “continue,” “could,” “create,” “estimate,” “expect,” “goal,” “intend,” “may,” “outlook,” “pending,” “plan,” “predict,” “project,” “see,” “should,” “strategy,” “will,” “would,” and other similar terms and phrases, including references to assumptions.
The forward-looking statements included herein are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in the forward-looking statements. These risks and uncertainties, all of which are difficult or impossible to predict accurately and many of which are beyond our control, include, but are not limited to, those made below under “Summary of Risk Factors” and in Item 1A Risk Factors in this Annual Report.
You should carefully consider these risks, as well as the additional risks described in other documents we file with the SEC in the future, including subsequent Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q, which may from time to time amend, supplement or supersede the risks and uncertainties we disclose. We also operate in a very competitive and rapidly changing environment. New risks emerge from time to time and it is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in, or implied by, any forward-looking statements.
The forward-looking statements included herein are based on current expectations of our management based on available information and are believed to be reasonable. In light of the significant risks and uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that such results will be achieved, and readers are cautioned not to place undue reliance on such forward-looking statements, which speak only as of the date hereof. Except as required by law, we undertake no obligation to revise the forward-looking statements contained herein to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. You should read this Annual Report on Form 10-K and the other documents we file with the SEC with the understanding that our actual future results, levels of activity, performance and achievements may be materially different from what we expect. We qualify all of our forward-looking statements by the cautionary statements referenced above.
Summary of Risk Factors
An investment in our securities involves various risks and you are urged to carefully consider the risks discussed under Item 1A “Risk Factors,” in this Annual Report on Form 10-K prior to making an investment in our securities. If any of the risks below or in Item 1A “Risk Factors” occurs, our business could be materially and adversely affected. As more fully described in Item 1A “Risk Factors,” the principal risks and uncertainties that may affect our business, financial condition and results of operations include, but are not limited to, the following:
Risks Related to Operating a Global Business
•Our business is global in scope and can be impacted by factors beyond our control.
•We may be affected by sanctions and export controls targeting Russia.
•Currency fluctuations could adversely impact our business.
•Our business may be impacted by weather conditions and other natural events.
•Changes to income tax or trade laws and policies could affect our business.
•We could be impacted by errors in our assumptions, estimates and judgments related to income tax matters.

Risks Related to our Business Strategy
•Failure to execute growth initiatives, including acquisitions and alliances, could harm our business.
•Failure to successfully develop and manage new stores and design concepts could harm our business.
•We may not fully realize expected cost savings and/or operating efficiencies related to cost-saving initiatives.
Risks Related to Macroeconomic Conditions
•The COVID-19 pandemic has harmed, and may continue to harm, our business.
•Slowing in-person customer traffic could reduce our sales, increase pressure on our margins and leave us with excess inventory.
•Failure to successfully develop an omnichannel shopping experience could harm our business.
•Poor or uncertain economic conditions have harmed, and could in the future harm, our business.
•Fluctuations and volatility in the price of input costs may impact our business.
Risks Related to Brand Reputation, Relevance and Protection
•Failure to identify and rapidly respond to consumers’ fashion tastes could harm our business.
•Failure to protect our reputation could harm our business.
•We depend on our intellectual property and our methods of protecting it may not be adequate.
•Failure to appropriately address emerging environmental, social and governance concerns could harm our business.
Risks Related to Third Party Relationships
•Our licensees’ conduct could harm our business.
•Our success depends on the strength of our relationships with our suppliers and manufacturers.
Risks Related to Data Privacy and Cybersecurity
•A data privacy breach or failure to comply with privacy obligations could harm our business.
•A disruption in our computer systems and websites could harm our business.
Risks Related to Competition
•We may face difficulties competing successfully in the apparel industry.
•Our Americas Wholesale business is highly concentrated.
Risks Related to Legal, Governmental and Regulatory Matters
•Proxy contests and activist investor activity could harm our business.
•Violation of, or changes to, laws or regulations could adversely affect our business.
Risks Related to Inventory, Human Capital and Supply Chain Management
•Failure to retain and attract management and other key personnel could harm our business.
•Increases in labor costs, including wages, could harm our business.
•Events affecting consumer demand, the failure of our vendors to timely supply products, our failure to effectively market or merchandise products or open new or remodeled stores on schedule could result in excess inventory.
•Failure to deliver merchandise timely to our distribution facilities, stores and wholesale customers could harm our business.
•A disruption at our distribution facilities could harm our business.

Risks Related to Credit, Indebtedness and Investment in our Stock
•Failure to satisfy the obligations under our $300 million, 2.0% convertible senior notes, due 2024 (the “Notes”), including our ability to settle the liability in cash could harm our business.
•Provisions in the indenture for the Notes could delay or prevent an otherwise beneficial takeover of us.
•The conditional conversion feature of the Notes, if triggered, may adversely affect our business.
•Our repurchases of shares of our common stock may affect the value of the Notes and our common stock.
•Difficulties in the credit markets could impact our customers, suppliers and business partners and harm our business.
•Our indebtedness and liabilities expose us to risks that could harm our business.
•Fluctuations in quarterly performance could have an adverse effect on our earnings and our stock price.
•We cannot ensure that we will continue paying dividends at the current rates or at all.
•Our Founding Board Members own a significant percentage of our common stock and their interests may differ from other stockholders.

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
We operate on a 52/53-week fiscal year calendar, which ends on the Saturday nearest to January 31 of each year. All references herein to “fiscal 2022,” “fiscal 2021,” and “fiscal 2020” represent the results of the 52-week fiscal years ended January 29, 2022, January 30, 2021, and February 1, 2020. References to “fiscal 2023” represent the 52-week fiscal year ending January 28, 2023.
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
Global Diversification.   The global success of the GUESS? brand has reduced our reliance on any particular geographic region. This geographic diversification provides broad opportunities for long-term growth, even during regional economic slowdowns. The percentage of our revenue generated from outside of the U.S. has grown from approximately 32% of our total revenues for the year ended December 31, 2005 to approximately 71% of our total revenues for the year ended January 29, 2022. As of January 29, 2022, we directly operated 1,068 retail stores in the Americas, Europe and Asia. Our partners operated 563 additional retail stores worldwide. As of January 29, 2022, we and our partners operated in approximately 100 countries worldwide. We continue to evaluate the different businesses in our global portfolio, directing capital investments to those with more profit potential.

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
Our directly operated retail stores and concessions were:

	Year Ended		Year Ended		Year Ended
	Jan 29, 2022		Jan 30, 2021		Feb 1, 2020
Region	Stores	Concessions	Stores	Concessions	Stores	Concessions
United States	245	—	249	—	280	—
Canada	74	—	76	—	80	—
Central and South America	69	29	70	27	73	27
Total Americas	388	29	395	27	433	27
Europe and the Middle East	556	50	507	44	517	39
Asia and the Pacific	124	99	144	101	219	117
Total	1,068	178	1,046	172	1,169	183
e-Commerce.   As of January 29, 2022, we operated retail websites in the Americas, Europe and Asia. We have e-commerce available to 55 countries and in 12 languages around the world. Our websites act as virtual storefronts that both sell our products and promote our brands. Designed as customer shopping centers, these sites showcase our products in an easy-to-navigate format, allowing customers to see and purchase our collections of apparel and accessories. These virtual stores have not only expanded our direct-to-consumer distribution channel, but they have also improved customer relations and are fun and entertaining alternative-shopping environments. As part of our omni-channel initiative, e-commerce orders in certain regions may be fulfilled from our distribution centers, or from our retail stores, or both.
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
Licensed stores and concessions.   We also sell product to retail partners who operate licensed retail stores and concessions which allows us to expand our international operations with a lower level of capital investment while still closely monitoring store designs and merchandise programs in order to protect the integrity of the GUESS? brand.

Licensed retail stores and concessions operated by our retail partners were:

	Year Ended		Year Ended		Year Ended
	Jan 29, 2022		Jan 30, 2021		Feb 1, 2020
Region	Stores	Concessions	Stores	Concessions	Stores	Concessions
United States	—	1	2	1	2	1
Central and South America	34	—	35	—	40	—
Total Americas	34	1	37	1	42	1
Europe and the Middle East	223	—	218	—	228	—
Asia and the Pacific	306	158	269	203	290	210
Total	563	159	524	204	560	211
Licensing Operations.   The desirability of the GUESS? brand name among consumers has allowed us to selectively expand our product offerings and global markets through trademark licensing arrangements, with minimal capital investment or on-going operating expenses. We currently have various domestic and international licenses that include eyewear, watches, handbags, footwear, kids’ and infants’ apparel, outerwear, undergarments and sleepwear, fragrance, jewelry and other fashion accessories; and include licenses for the design, manufacture and distribution of GUESS? branded products in markets which include Africa, Asia, Australia, Europe, the Middle East, Central America, North America and South America.
Multiple Store Concepts.   Our products are sold around the world primarily through six different store concepts, namely our GUESS? full-price retail stores, our GUESS? factory outlet stores, our GUESS? Accessories stores, our G by GUESS (GbG) stores, our MARCIANO stores and our GUESS? Kids stores. During fiscal 2021, we made the decision to integrate our G by GUESS brand into our Factory business over time in order to drive further efficiencies. We and our partners also have a small number of underwear, Gc watch and footwear concept stores. This allows us to target the various demographics in each region through dedicated store concepts that market each brand or concept specifically to the desired customer population. Having multiple store concepts also allows us to target our newer brands and concepts in different markets than our flagship GUESS? store concept.
Business Segments
Our businesses are grouped into five reportable segments for management and internal financial reporting purposes: Americas Retail, Americas Wholesale, Europe, Asia and Licensing. The Americas Retail segment includes our retail and e-commerce operations in the Americas. The Americas Wholesale segment includes our wholesale operations in the Americas. The Europe segment includes our retail, e-commerce and wholesale operations in Europe and the Middle East. The Asia segment includes our retail, e-commerce and wholesale operations in Asia and the Pacific. The Licensing segment includes our worldwide licensing operations. Refer to “Part IV. Financial Statements – Note 18 – Segment Information” in this Form 10-K for disclosures about our segment financial information.
Americas Retail Segment
In our Americas Retail segment, we sell our products direct-to-consumer through a network of directly operated retail and factory outlet stores and e-commerce sites in the Americas.
Retail stores and concessions.   Our Americas Retail stores and concessions are comprised of a mix of GUESS? factory outlet stores, full-priced GUESS? retail stores, G by GUESS (GbG) stores, GUESS? Accessories stores and MARCIANO stores. During fiscal 2021, we made the decision to integrate our G by GUESS brand into our Factory business over time in order to drive further efficiencies. During fiscal 2022, we opened 10 new stores and closed 17 stores in the Americas, ending the year with 388 stores. This store count does not include 29 concessions in Mexico. We directly operated our retail stores and concessions in Mexico and Brazil through our majority-owned joint ventures.

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
Americas Wholesale Segment
In our Americas Wholesale segment, we sell our products through wholesale channels throughout the Americas and to third-party distributors based in Central and South America as well as licensed retail locations operated by our wholesale partners. Our Americas Wholesale business generally experiences stronger performance from July through November. Our Americas Wholesale customers consist primarily of better department stores, select specialty retailers, upscale boutiques as well as select off-price retailers. Our products were sold to consumers through approximately 1,450 and 1,350 major doors in the Americas, as well as through our customers’ e-commerce sites, as of January 29, 2022 and January 30, 2021, respectively. As of January 29, 2022, these locations included approximately 750 shop-in-shops, a designated selling area within a department store offering a wide array of our products and incorporates GUESS? signage and fixture designs. These shop-in-shops, managed by the department stores, allow us to reinforce the GUESS? brand image with our customers. Many department stores have more than one shop-in-shop, with each one featuring women’s, men’s or kids’ apparel and handbags. We also sell product to licensed retail stores and concessions operated by certain wholesale customers. As of January 29, 2022, we had 34 licensed retail stores in the Americas, all of which were located in Central and South America. This store count does not include one concession that was operated by one of our partners in the U.S.
Our Americas Wholesale merchandising strategy is to focus on trend-right products supported by key fashion basics. We have sales representatives in New York, Los Angeles, Toronto, Montreal, Mexico City and Vancouver who coordinate with customers to determine the inventory level and product mix that should be carried in each store. Additionally, we use merchandise coordinators who work with the stores to ensure that our products are displayed appropriately. During fiscal 2022, our two largest wholesale customers accounted for a total of approximately 3.9% of our consolidated net revenue.
Europe Segment
In our Europe segment, we sell our products through direct-to-consumer and wholesale channels throughout Europe and the Middle East.
European Direct-to-Consumer.   Our European direct-to-consumer network is comprised of brick-and-mortar retail stores and concessions and e-commerce sites.
Retail stores and concessions.   Our European retail stores and concessions are primarily comprised of a mix of directly operated GUESS? retail and outlet stores, MARCIANO retail stores, GUESS? Accessories retail and outlet stores, GUESS? Footwear stores and GUESS? Kids stores. During fiscal 2022, we opened 71 new stores and closed 22 stores, ending the year with 556 directly operated stores in Europe and the Middle East. This store count does not include 50 directly operated concessions in Europe. Certain of our European stores require initial investments in the form of key money to secure prime store locations. These amounts are paid to landlords or existing lessees in certain circumstances.

e-Commerce.   Our Europe segment also includes our directly operated retail and other marketplace websites. In Europe, similar to the Americas, our e-commerce sites operate as virtual storefronts that, combined with our retail stores, provide a seamless shopping experience to the consumer to sell our products and promote our brands. We have deployed omni-channel initiatives in our European markets, including “buy online, ship from store” and “buy in store, deliver by e-commerce.” We currently offer interactive content online and via mobile, and are planning to expand to smartphone applications.
European Wholesale Distribution.   We sell our products both through wholesale distribution channels and through licensed retail stores and concessions operated by our wholesale partners throughout Europe and the Middle East. Our European wholesale business generally relies on a large number of smaller regional distributors and agents to distribute our products primarily to smaller independent multi-brand boutiques. Our products are also sold directly to large, well-known department stores like El Corte Inglès, Galeries Lafayette and Printemps. The type of customer varies from region to region depending on both the prominence of the GUESS? brand in each region and the dominance of a particular type of retail channel in each region. In countries where the brand is well known, we operate through showrooms where agents and distributors can view our line and place orders. We currently have showrooms in key cities such as Barcelona, Düsseldorf, Lugano, Munich, Paris, Lisbon, Florence, Moscow and Warsaw. We sell both our apparel and certain accessories products under our GUESS? and MARCIANO brand concepts through our wholesale channel, operating primarily through two seasons, Spring/Summer and Fall/Winter. Generally, our Spring/Summer sales campaign is from April to September with the related shipments occurring primarily from November to April. The Fall/Winter sales campaign is from November to April with the related shipments occurring primarily from May to October. We may take advantage of early-season demand and potential reorders by offering a pre-collection assortment which ships at the beginning of each season. Customers retain the ability to request early shipment of backlog orders, delay shipments or cancel orders depending on their needs. Revenues from sales to our wholesale licensed stores are also recognized as wholesale sales within our European wholesale operations. During fiscal 2022, our partners opened 19 new licensed retail stores and closed 14 stores, ending the year with 223 licensed retail stores in Europe and the Middle East.
Asia Segment
In our Asia segment, we sell our products through direct-to-consumer and wholesale channels throughout Asia and the Pacific.
Asian Direct-to-Consumer.   Our Asian direct-to-consumer network is comprised of brick-and-mortar retail stores and concessions and e-commerce sites.
Retail stores and concessions.   Our Asian retail stores and concessions include a mix of directly operated GUESS?, GUESS? Footwear, GUESS? Accessories, GUESS? Kids and MARCIANO stores. During fiscal 2022, we opened six new stores and closed 26 stores, including stores transferred to and from our partners and other store relocations and remodels. We ended the year with 124 directly operated stores in Asia and the Pacific. This store count does not include 99 directly operated apparel and accessory concessions. Concessions are widely used in Asia and generally represent directly managed areas within a department store setting.
e-Commerce.   We also have e-commerce sites throughout Asia which operate as virtual storefronts that, combined with our retail stores, provide a seamless shopping experience to the consumer to sell our products and promote our brands.
Asian Wholesale Distribution.   Our Asian wholesale customer base is comprised primarily of a small number of selected distributors with which we have contractual distribution arrangements and licensed stores and concessions operated by our wholesale partners. During fiscal 2022, our partners opened 54 new licensed retail stores and closed 17 stores, including stores transferred to and from our partners and other store relocations and remodels. We ended the year with 306 licensed retail stores. This store count does not include 158 apparel and accessory concessions operated by our partners in Asia.

Licensing Segment
Our Licensing segment includes our worldwide licensing operations. The desirability of the GUESS? brand name among consumers has allowed us to selectively expand our product offerings and global markets through trademark licensing arrangements, with minimal capital investment or on-going operating expenses. We currently have various domestic and international licenses that include eyewear, watches, handbags, footwear, kids’ and infants’ apparel, outerwear, undergarments and sleepwear, fragrance, jewelry and other fashion accessories; and include licenses for the design, manufacture and distribution of GUESS? branded products in markets which include Africa, Asia, Australia, Europe, the Middle East, Central America, North America and South America.
Our trademark license agreements customarily provide for a multi-year initial term generally ranging from three to ten years, and may contain options to renew prior to expiration for an additional multi-year period. The typical license agreement requires that the licensee pay us the greater of a royalty based on a percentage of the licensee’s net sales of licensed products or a guaranteed annual minimum royalty that typically increases over the term of the license agreement. In addition, several of our key license agreements provide for specified, fixed cash rights payments over and above our normal, ongoing royalty payments. Generally, licensees are required to spend a percentage of the net sales of licensed products for advertising and promotion of the licensed products and, in many cases, we place the ads on behalf of the licensee and are reimbursed. Additionally, licensees also make contributions to advertising funds, as a percentage of their sales, or may elect to increase their contribution to support specific brand-building initiatives.
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
Strategic Partnerships
We evaluate opportunities for strategic acquisitions and alliances and pursue those that we believe will support and contribute to our overall strategic initiatives and/or will take advantage of economies of scale. Similarly, when existing investments and alliances no longer align with strategic initiatives or as other circumstances warrant, we will evaluate various exit opportunities. As of the date of this Annual Report, we have majority-owned joint ventures in Brazil, the Canary Islands, Mexico, Portugal, Russia and a minority-owned joint venture in South Africa. These joint ventures allow us to accelerate expansion, revitalize certain regions, and provide enhanced development of our retail and wholesale channels in these regions.
Design
Apparel products are designed by in-house design teams that collaborate to share ideas for products that can be sold throughout our global markets and are inspired by our GUESS? heritage. Our design teams seek to identify global fashion trends and interpret them for the style-conscious consumer while retaining the distinctive GUESS? image. They travel throughout the world in order to monitor fashion trends and discover new fabrics. These fabrics, together with the trends observed by our designers, serve as the primary source of inspiration for our lines and collections. In fiscal 2021, we developed our first ever global line of apparel products and in fiscal 2022, we developed our first ever global line across all product categories including accessories. In addition to driving efficiencies, this initiative is expected to help elevate our brand by allowing us to offer products to our customers across all markets from one line while still addressing each local market’s need. We also maintain a fashion library consisting of vintage and contemporary garments as another source of creative concepts. In addition, our design teams work closely with members of our sales, merchandising and retail operations teams to further refine our products to meet the particular needs of our markets.
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
As an ongoing strategic initiative, we leave a larger portion of our buys open prior to each season to improve the efficiency of our speed-to-market by allowing us to design and produce closer to market delivery. This allows us to better react to emerging fashion trends in the market. We are also continuously searching for new suppliers and sourcing opportunities in reaction to the latest trends. We have developed IT systems to capture and share key performance indicators with our partners to drive ongoing improvements. During fiscal 2022, we continued to significantly reduce our vendor base to around 100 suppliers. We also made continued progress on reducing our dependency on sourcing from China and mitigating potential tariff risk without compromising the quality of our products. Additionally, offering an assortment of global products continues to be an area of focus. As a global brand, we maintain skilled sourcing teams in North America, Europe and Asia.
We are committed to sourcing our products in a responsible manner, respecting both the countries in which we conduct business and the business partners that produce our products. Our global supply chain Social Responsibility program reflects our strong commitment to help our suppliers implement best practices in safe and decent work and achieve meaningful improvements in the lives of their workers.
Our program highlights three areas—factory approvals, factory monitoring and remediation, and supplier training and education.
All directly-sourced supplier factories go through a strict approval process before being authorized to work with Guess. To support and ensure our social compliance, we communicate our expectations to our partners through our Global Suppliers Code of Conduct (“Guess CoC”), which sets the minimum requirements for all factories where Guess branded items are manufactured. Although local customs vary in different regions of the world, we believe that the issues of business ethics, human rights, health, safety and environmental stewardship transcend geographical boundaries.
Initial audits assess compliance and allow us to engage and educate new suppliers on our standards and create the groundwork for strong relationships based on continuous improvement. If deficiencies are discovered, personnel in each region are empowered to work with the respective business partner to take a corrective course of action. Additionally, the goal of this process is to educate individuals, build strategic relationships and improve business practices over the long-term.
We also believe in a proactive educational approach, providing many types of training to factory personnel with the aim to increase their awareness of Guess CoC best practices and build compliance capacity.
In addition, we are committed to increased sourcing of environmentally preferred materials as part of our sustainability commitments to reduce reliance on virgin raw materials, support industry innovation and best practices in land use and agriculture, and reduce waste. We are actively engaging our partners to transition to more sustainable materials, as well as to advance production processes through education.
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
We deploy a variety of media focused on national and international contemporary fashion/beauty, lifestyle and celebrity outlets. In recent years, we have also expanded our efforts into influencer marketing, digital advertising with leading fashion and lifestyle websites and advertising on social media platforms, including YouTube, Facebook, Instagram, Twitter, Pinterest, Reddit, Snapchat, TikTok and global search engines. Our smartphone applications provide a unique mobile media experience by combining fashion, e-commerce, personalized product recommendations, targeted promotions and social loyalty rewards to drive mobile brand engagement.
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
Quality Control
Our quality control program is designed to ensure that products meet our high-quality standards. We test the quality of our raw materials prior to production and inspect prototypes of each product before production runs commence. We also perform random in-line quality control checks during and after production before the garments leave the contractor. Final random inspections occur when the garments are received in our distribution centers. We believe that our policy of inspecting our products is important to maintain the quality, consistency and reputation of our products. We have an on-site quality assurance collaboration with an external expert provider for a large portion of our European and North American purchase orders. During fiscal 2022, we continued to expand the program for additional purchase orders in Europe and North America. The objective is to stop product quality issues at the origin before investing in the transportation of the goods to the final destinations.
Product Integrity and Testing Protocol
During fiscal 2022, we published new protocols covering all our major regions, which provide minimum product integrity and other testing for apparel, footwear, accessories and handbags to help ensure our products continue to meet or exceed our customers’ expectations.
Logistics
We utilize distribution centers at strategically located sites. Our U.S. distribution center is based in Louisville, Kentucky, where we use fully integrated and automated distribution systems. The bar code scanning of merchandise and distribution cartons, together with radio frequency communications, provide timely, controlled, accurate and instantaneous updates to our distribution information systems. Distribution of our products in Canada is handled primarily from our operated distribution centers in Montreal, Quebec. In Europe, distribution of our products is handled primarily by third-party distributors through distribution facilities in Italy, the Netherlands and Poland. We also utilize smaller distribution facilities throughout Europe. We utilize several third-party operated distribution warehouses that service the Asia region.

During fiscal 2022, we were impacted by delays due to the logistic disruptions occurring throughout our markets. In an effort to minimize these delays, remain agile and provide flexibility, we utilized several forwarders to avoid congestion and additional delays.
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
Information Systems
We believe that high levels of automation and technology are essential to maintain our competitive position and support our strategic objectives. We continue to invest in new technologies and update computer hardware, network infrastructure, system applications and cyber security. Our computer information systems consist of a full range of financial, distribution, merchandising, point-of-sales, customer relationship management, supply chain, digital platform, enterprise resource planning and other systems. During fiscal 2022, we improved and stabilized our digital platforms, implemented more payment methods, redesigned our web front, expanded our shopping channels, enhanced our omni-channel experience and continued to develop mobile-based initiatives to support our wholesale and direct-to-consumer businesses. Other customer-focused initiatives included implementing Wi-Fi in store customer access, shortening card payment processing time, improving mobile point of sale check out, and continuing the implementation of Salesforce Customer 360, endless aisle. We are also continuing to enhance our product life cycle management and supply chain tracking system and to enhance and align our IT standards globally to accommodate future growth and provide operational efficiencies.
Trademarks
We own numerous trademarks, including GUESS, GUESS?, GUESS U.S.A., GUESS Jeans, GUESS? and Triangle Design, MARCIANO, Question Mark and Triangle Design, a stylized G and a stylized M, GUESS Kids, Baby GUESS, YES, G by GUESS, GbG, GUESS by MARCIANO and Gc. As of January 29, 2022, we had over 5,100 trademarks in the U.S. and internationally registered trademarks or trademark applications pending with the trademark offices in over 175 countries around the world, including the U.S. From time-to-time, we adopt new trademarks in connection with the marketing of our product lines. We consider our trademarks to have significant value in the marketing of our products and act aggressively to register and protect our trademarks worldwide.
Like many well-known brands, our trademarks are subject to infringement. We have staff devoted to the monitoring and aggressive protection of our trademarks worldwide.
Seasonality
Our business is impacted by the general seasonal trends characteristic of the apparel and retail industries. The retail operations in the Americas and Europe are generally stronger during the second half of the fiscal year, and the wholesale operations in the Americas generally experience stronger performance from July through November. The European wholesale businesses operate with two primary selling seasons: the Spring/Summer season, which ships from November to April and the Fall/Winter season, which ships from May to October. We may take advantage of early-season demand and potential reorders in its European wholesale business by offering a pre-collection assortment which ships at the beginning of each season. Customers retain the ability to request early shipment of backlog orders or delay shipment of orders depending on their needs.

Human Capital
Since our founding, we have been a company that welcomes all, both within our own operations and in our supply chain. As of January 29, 2022, with an inclusive culture and a commitment to empowering our people, we provide opportunities for approximately 12,500 associates, both full and part-time, consisting of approximately 4,500 in the U.S. and 8,000 in foreign countries. From our innovative product designers and developers working behind the scenes, to our dynamic retail store associates—and everyone in between—we are committed to making sure their diverse voices are valued, ideas are elevated, and excellence is rewarded.
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
Cultivating Diversity, Equity, and Belonging through Focused Council
In 2018, we launched our Diversity & Inclusion Council (the “Council”), which is integrated throughout our business. The Council aims to foster a workplace in which employees enjoy a sense of community, belonging, and opportunity for dialogue. The Council also serves as a resource for internal associates, offers guidance on communication and community engagement, and assists with communication with Executive Management and the GUESS?, Inc. Board of Directors.
With the help of the Council, our diversity and inclusion efforts focus on inclusive leadership, employee training, and a work environment that promotes growth and opportunity for all. Initiatives include training for associates and managers, community support, greater diversity in advertising and marketing, celebrations of multicultural and inclusive holidays, and training and compliance programs in our supply chain, among others.
Learning and Development
We are committed to the growth and development of our employees and offer a wide range of training programs for all levels. In addition to receiving ongoing on-the-job training and coaching, our employees can build skills and prepare for the future through our HR training portal. In fiscal 2022, we added new courses and trainings, many of which focus on remote working skills, as well as diversity and inclusion education. We also support learning beyond our walls through tuition assistance. These collective learning and development programs help foster career mobility for our employees, while simultaneously allowing us to fill open positions with existing employees who know our company best.
Employee Safety and Well-Being
We are committed to the safety, health, and overall well-being of each of our employees and their families, providing a wide array of physical, emotional and social support. Our GUESS Wellness 360 online portal offers our employees physical and mental wellness support using challenges, contests, and prizes.
Throughout the COVID-19 pandemic, our priority has been to ensure the safety and well-being of all of our employees, customers, and the communities in which we operate around the world. In this regard, we have implemented new health and safety protocols in our stores, distribution centers, and corporate offices, with several locations offering free COVID-19 testing and vaccinations.

Compensation and Benefits
We are committed to providing competitive compensation and benefits to attract and retain a diverse and talented workforce. We are also committed to maintaining pay equity throughout our organization, conducting annual assessments. We offer a wide array of both employer-paid and employee-paid benefits to support our employees' overall financial, physical, and mental well-being, including, but not limited to, healthcare, retirement savings, paid time off, temporary leave, and flexible work arrangements. We also provide our employees a merchandise discount on most of our products.
Sustainability and Climate Change
In fiscal 2022, we released our latest sustainability report entitled VISION GUESS, our fourth sustainability report covering fiscal 2021 and fiscal 2020, written in accordance with standards of the Global Reporting Initiative (“GRI”) and Sustainable Accounting Standards Board (“SASB”). The publication of VISION GUESS is a milestone achievement for us, marking the successful completion of a reasonable assurance engagement examining the metrics and disclosures in this sustainability report.
The sustainability report shares our significant progress on Environmental, Social, and Governance (ESG) topics since our first sustainability plan launched in 2016. The sustainability report also provides information about our current and future activities which includes, among others, reducing greenhouse gas (“GHG”) emissions with Science Based Targets, transitioning away from virgin polyester to recycled materials, and continuing our commitment to circular fashion.
The VISION GUESS Sustainability report is available at http://sustainability.guess.com. This site provides information on our policies, social impact and environmental programs, as well as our sustainability strategy, data and reporting. The information contained on, or that may be accessed through, our websites is not incorporated by reference into, and is not a part of, this Annual Report.
Strengthening Sustainability Oversight
We are committed to good governance and sustainability oversight at every level, ethics in every business facet, and transparency in sustainability reporting. During fiscal 2022, we further engaged with the Board of Directors on ESG priorities, risks, and opportunities. We continue to ensure all operations and businesses are conducted ethically, both with internal personnel and external business partners, and all of our directors, officers, and associates are held to our Code of Ethics.
Additionally, in the VISION GUESS sustainability plan, we committed to connecting ESG priorities with business performance incentive and evaluation metrics. Our Sustainability and Corporate Social Responsibility Team ensures the environmental and social responsibility is embedded into decision-making processes. In addition, we have implemented a rigorous internal auditing program, covering our sustainability metrics and performance data to ensure complete, accurate, and balanced sustainability reporting. With our continuous effort, fiscal 2021 and fiscal 2020 mark the first time we completed a reasonable assurance examination indicating our sustainability report was prepared in accordance with the GRI and the SASB.
Protecting Our Environment
We are committed to protecting our environment and addressing climate change issues through product responsibility, water stewardship, and GHG emissions reduction. We understand sustainably sourced materials are the key to ensuring product responsibility. Lifecycle analyses have shown that fiber and fabric production make up about half of our apparel’s environmental impact. To that end, we have been working with our vendors to incorporate more sustainable materials and practices. By setting sustainability goals to increase use of responsible materials and promote circular fashion, and by following the GUESS Eco material sourcing guide, we source over 12% sustainable materials across all brands in our global portfolio, and also continue to source a portion of our cotton as Better Cotton.
As part of our commitment to protect our environment, we aim to ensure that animal-derived material used in our products upholds our commitment to the ethical and humane treatment of animals. Through the GUESS Animal Welfare Policy, guided by international best practice in accordance with “The Five Freedoms for Animal Welfare” by the Farm Animal Welfare Council, our suppliers are prohibited from using any fur, mohair, angora, exotic leather or any other parts from vulnerable, endangered, or wild-caught species. The use of feathers and downs or other animal derived hair is subject to limitation and use with caution.
Historically, denim production factories require the use of many chemicals, which could impact a factory’s wastewater discharge. In fiscal 2019, we established the GUESS Water Action Plan to address each phase of the denim lifecycle to prioritize water savings and improve water quality while providing water education and community engagement. Some of our suppliers have adopted innovative technologies, including Dry Indigo®, a foam for dyeing denim a deep blue without using water and e-flow for reducing water and chemicals in the finishing process. With our commitments in adopting water-saving denim technology and managing environmental impacts in our supply chain, over 20% of our denim meets our GUESS Eco guidelines and approximately 75% of our key laundries completed the Higg Facility Environmental Module (“Higg FEM”) survey.
Our strategy in managing GHG emissions includes meeting our carbon footprint goals and setting Science Based Targets. In fiscal 2021, we achieved our goal from our first sustainability plan of over 15% GHG emissions reduction per square foot from direct operations. We are now pursuing our Science Based Targets for GHG emissions, which were approved by the Science Based Targets Initiative in fiscal 2021. We remain committed to a 50% reduction of absolute Scope 1 and 2 emissions, as well as an ambitious reduction of absolute Scope 3 emissions by 2030. In fiscal 2022, we purchased renewable energy, solar and wind in the Americas, Europe and Asia, equivalent to power approximately 20% of our stores globally. We will continue implementing a variety of energy efficiency and renewable energy strategies and working with our key vendors to make sure they have such plans in place.
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

ITEM 1A.    Risk Factors.
You should carefully consider the following factors and other information in this Annual Report on Form 10‑K. Additional risks which we do not presently consider material, or of which we are not currently aware, may also have an adverse impact on us. The information discussed below is at the time of this filing. Please also refer to “Important Factors Regarding Forward-Looking Statements” on page (ii) of this Form 10-K.
Risks Related to Operating a Global Business
Our business is global in scope and can be impacted by factors beyond our control.
As a result of our large and growing international operations, we face the possibility of greater losses from risks inherent in doing business in international markets and from factors beyond our control. Such factors that could harm our results of operations and financial condition include, among other things: (i) political instability, war or acts of terrorism, which disrupt trade with the countries where we operate or in which our contractors, suppliers or customers are located; (ii) recessions and volatility in foreign economies, including the economic impact of the ongoing COVID-19 pandemic; (iii) reduced global demand in our industry resulting in the closing of manufacturing facilities; (iv) challenges in managing dispersed foreign operations; (v) local business practices that do not conform to our legal or ethical guidelines; (vi) adoption of additional or revised quotas, restrictions or regulations relating to imports or exports; (vii) additional or increased customs duties, tariffs, taxes and other charges on imports or exports; (viii) anti-American sentiment in foreign countries where we operate resulting from actual or proposed changes to U.S. immigration and travel policies or other factors; (ix) delays in receipts due to our distribution centers as a result of labor unrest, increasing security requirements or other factors at U.S. or other ports; (x) fluctuations in the value of the dollar against foreign currencies; (xi) increased difficulty in protecting our intellectual property rights in foreign jurisdictions; (xii) social, labor, legal or economic instability in the foreign markets in which we do business, which could influence our ability to sell products in, or distribute products from, these international markets; (xiii) restrictions on the transfer of funds between the U.S. and foreign jurisdictions; (xiv) our ability and the ability of our international retail store licensees, distributors and joint venture partners to locate and continue to open desirable new retail locations; and (xv) natural disasters or public health crises in areas in which our contractors, suppliers, or customers are located.
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
Our business may also be affected by new sanctions and export controls targeting Russia and other responses to Russia's invasion of Ukraine.
As a result of Russia's invasion of Ukraine, the United States, the United Kingdom and the European Union governments, among others, have developed coordinated sanctions and export-control measures. Based on the public statements to date, these measures include: (i) comprehensive financial sanctions against major Russian banks; (ii) additional designations of Russian individuals with significant business interests and government connections; (iii) designations of individuals and entities involved in Russian military activities; and (iv) enhanced export controls and trade sanctions targeting Russia's import of various goods. We currently operate in Russia through our wholesale, retail and e-commerce channels and have 70% ownership of a joint venture. We do not have contracts or other relationships with Russian banks, and Russian sales in our wholesale channel are primarily conducted either in cash in advance, with a bank guarantee or with insurance coverage. While we have no direct presence in Ukraine, we operate with a local distributor in Ukraine. Slightly less than 3% of our revenues for fiscal 2022 were generated from sales in these regions. The imposition of enhanced export controls and economic sanctions on transactions with Russia and Russian entities could prevent us from performing existing contracts or pursuing new business opportunities or maintaining adequate insurance coverage to protect our products and facilities. Additionally, the conflict in Ukraine could disrupt the operations of our distributor in that region and surrounding regions. Any of the foregoing could adversely affect our business, supply chain, partners or customers. In addition, the conflict between Russia and Ukraine could lead to disruption, instability and volatility in global markets and industries that could negatively impact our operations. The scope of the impact of sanctions, export controls and the ongoing conflict in Ukraine is impossible to predict at this time, and could have an adverse impact on our business.

Currency fluctuations could adversely impact our financial condition, results of operations and earnings.
Since the majority of our international operations are conducted in currencies other than the U.S. dollar (primarily the British pound, Canadian dollar, Chinese yuan, euro, Japanese yen, Korean won, Mexican peso, Polish zloty, Russian rouble and Turkish lira), currency fluctuations can have a significant impact on the translation of our international revenues and earnings (loss) into U.S. dollars. These amounts could be materially affected by the strengthening of the U.S. dollar, negatively impacting our results of operations, earnings and our ability to generate revenue growth. Furthermore, our products are typically sourced in U.S. dollars and the cost of these products may be affected by changes in the value of the applicable local currencies. Changes in currency exchange rates may also affect the U.S. dollar value of the foreign currency denominated prices at which our international businesses sell products. Our future financial results could be significantly affected by the value of the U.S. dollar in relation to the foreign currencies in which we conduct business, and the speed at which these fluctuations occur. For example, recent sanctions imposed in response to Russia’s invasion of Ukraine, and subsequent downgradings by Fitch and Moody’s of Russia’s sovereign debt to “junk” status, have resulted in record lows of the Russian rouble against the U.S. dollar. If the U.S. dollar strengthens relative to the respective fiscal 2022 foreign exchange rates, foreign exchange could negatively impact our revenues and operating results, as well as our international cash and other balance sheet items during fiscal 2023, particularly in Canada, Europe (primarily the euro, British pound, Turkish lira and Russian rouble) and Mexico.
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
Abnormally harsh or unseasonable weather conditions, including as a result of climate change or power outage, could have a material adverse impact on our sales, inventory levels and operating results.
Extreme weather conditions in areas in which our retail stores and wholesale doors are located, particularly in markets where we have a concentration of locations, could adversely affect our business. For example, heavy snowfall, rainfall or other extreme weather conditions, such as hurricanes or deep freezes, might make it difficult for our staff and customers to travel to our stores and thereby reduce our sales and profitability. Our business is also susceptible to unseasonable weather conditions, including conditions resulting from climate change. For example, extended periods of unseasonably warm or prolonged periods of unseasonably cold temperatures during the winter season or cool weather during the summer season could render a portion of our inventory incompatible with those unseasonable conditions. Reduced sales from extreme or prolonged unseasonable weather conditions could have a material adverse effect on our results of operations, financial condition and cash flows.
Our results of operations could be affected by natural events in the locations in which we or our customers or suppliers operate.
Our corporate headquarters, as well as other key operational locations, including retail, distribution and warehousing facilities, are in areas subject to natural events such as severe weather and geological events or public health crises that could disrupt our operations. Many of our suppliers and customers also have operations in these locations. The occurrence of such natural events may result in sudden disruptions in business conditions of the local economies affected, as well as of the regional and global economies. Such disruptions could result in store closures, decreased demand for our products and disruptions in our management functions, sales channels and manufacturing and distribution networks, which could have a material adverse effect on our business, financial condition and results of operations. The ongoing COVID-19 pandemic had a material impact on our financial performance. The pandemic is ongoing and dynamic in nature, including as a result of regional surges, the spread of virus variants and the timing and efficacy of vaccines and other treatments. To date, we have experienced temporary closures in key regions globally, along with other major retailers. In addition, retail stores have experienced significant reductions in traffic and therefore, revenue. The extent and duration of the COVID-19 pandemic remains uncertain and may continue to have significant negative impacts to all aspects of our business and results of operations in future periods, which may materially impact our financial performance. Our business may also be adversely impacted by future epidemics, pandemics or other contagious disease outbreaks, the impacts of which are impossible to predict at this time.

Future changes to U.S. income tax or trade policies impacting multi-national companies could materially affect our financial condition and results of operations.
During fiscal 2022, we sourced most of our finished products with partners and suppliers outside the U.S. and we continued to design and purchase fabrics globally, with most coming from China. In addition, we have increased our sales of product outside of the U.S. In fiscal 2022, approximately 71% of our consolidated net product sales was generated by sales from outside of the U.S. In the long-term, we anticipate these international revenues will continue to grow as a percentage of our total business. The current political landscape has introduced greater uncertainty with respect to future income tax and trade regulations for U.S. companies with significant business and sourcing operations outside the U.S.
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
As a result of Russia's invasion of Ukraine, the United States, the United Kingdom and the European Union governments, among others, have developed coordinated sanctions and export-control measures. These sanctions and export-control measures imposed are expected to significantly disrupt our sales in these regions. If the disruptions continue over a prolonged period, our results of operations will be impacted. For further information regarding the risks we face relating to Russia’s invasion of Ukraine, refer to “—Our business may also be affected by new sanctions and export controls targeting Russia and other responses to Russia's invasion of Ukraine.”
Errors in our assumptions, estimates and judgments related to tax matters, including those resulting from regulatory reviews, could adversely affect our financial results.
We are subject to routine tax audits on various tax matters around the world in the ordinary course of business (including income tax, business tax, customs duties, sales and use tax, and value added tax (“VAT”) matters). We regularly assess the adequacy of our uncertain income tax positions and other reserves, which requires a significant amount of judgment. Although we accrue for uncertain income tax positions and other regulatory audits, negotiations with taxing and customs authorities may lead to adjustments in excess of our accruals, resulting in liabilities for additional taxes, duties, penalties and interest. During the quarter ended October 30, 2021, we completed an intra-entity transfer of intellectual property rights from a U.S. entity to a wholly-owned Swiss subsidiary to more closely align our intellectual property rights with our business operations. The transactions resulted in a U.S. income tax expense that was substantially offset by the recognition of a deferred income tax asset in the Swiss subsidiary. We cannot be certain that this transfer will not lead to any unanticipated income tax consequences which could harm our financial results. In addition, the income tax impact to us in connection with an intra-entity intellectual property transfer depends on the fair value determination of the intellectual property rights which determination requires management to make significant estimates and to apply complex tax regulations in multiple jurisdictions. Tax authorities may challenge our fair value determinations which could adversely impact the income tax benefits we expect to realize as a result of the transfer. Refer to “Part IV. Financial Statements – Note 12 – Income Taxes” in this Form 10-K for disclosures about our income tax matters, including reserves for uncertain tax positions.
From time-to-time, we make VAT and other tax-related refund claims with various foreign tax authorities that are audited by those authorities for compliance. Failure by these authorities to approve or ultimately pay these claims could have a material adverse effect on our results of operations and liquidity.
Changes in income tax laws, significant shifts in the relative source of our earnings, or other unanticipated income tax liabilities could adversely affect our effective income tax rate and profitability and may result in volatility in our financial results.
We are subject to income taxes in the U.S. and numerous foreign jurisdictions. Income tax laws, regulations, and administrative practices in various jurisdictions may be subject to significant change. We record income tax expense based on our estimate of future payments, which includes reserves for uncertain tax positions in multiple tax jurisdictions and requires significant judgment in evaluating and estimating our provision and accruals. Our effective income tax rate in the future could be affected by a number of other factors, including: the outcome of income tax audits in various jurisdictions, changes in our stock price, the resolution of uncertain tax positions and changes in our operating structure. We and our subsidiaries are engaged in intercompany transactions across multiple tax jurisdictions. Although we believe these transactions reflect arm’s length terms and the proper transfer pricing documentation is in place, these transfer pricing terms and conditions may be scrutinized by local tax authorities during an audit and any resulting changes may impact our mix of earnings in countries with differing statutory tax rates. In addition, the relative amount of our foreign earnings, including earnings being lower than anticipated in jurisdictions where we have lower statutory rates and higher than anticipated in jurisdictions where we have higher statutory rates, as well as losses in jurisdictions where we are unable to realize the related tax benefits, can create volatility in our effective income tax rate. In particular, the income tax benefits associated with our transfer of intellectual property to our wholly-owned Swiss subsidiary during the quarter ended October 30, 2021 are sensitive to future profitability and taxable income in Switzerland, audit assessments and changes in applicable tax law. Any one of these factors could adversely impact our income tax rate and our profitability and could create ongoing variability in our quarterly or annual tax rates.
The Organization for Economic Co-operation and Development (OECD), an international association comprised of 36 countries, including the United States, has made changes to numerous long-standing income tax principles. There can be no assurance that these changes, once adopted by countries, will not have an adverse impact on our provision for income taxes.
Risks Related to our Business Strategy
If we fail to successfully execute growth initiatives, including acquisitions and alliances, our business and results of operations could be harmed.
We regularly evaluate strategic acquisitions and alliances and pursue those that we believe will support and contribute to our overall growth initiatives.
These efforts place increased demands on our managerial, operational and administrative resources that could prevent or delay the successful opening of new stores and the identification of suitable licensee partners, adversely impact the performance of our existing stores and adversely impact our overall results of operations. In addition, acquired businesses and additional store openings may not provide us with increased business opportunities as consumer preferences for in-person shopping has shifted to online shopping due to the COVID-19 pandemic, or result in the growth we anticipate, particularly during economic downturns. Furthermore, integrating acquired operations (including existing licensees or joint venture partners) is a complex, time-consuming and expensive process. Failing to acquire and successfully integrate complementary businesses, or to achieve the business synergies or other anticipated benefits of acquisitions or joint ventures, could materially adversely affect our business and results of operations.
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
Risks Related to Macroeconomic Conditions
The COVID-19 pandemic has had, and may continue to have, adverse effects on our financial condition and results of operations, and other similar pandemics could also adversely affect our business.
Our business has been, and may continue to be, materially adversely affected by the COVID-19 pandemic (including new variants of the virus). In connection with the COVID-19 pandemic, we have experienced disruptions and restrictions on travel, temporary closures of our stores, office buildings and the facilities of our wholesale customers or suppliers, labor shortages, disruptions in shipments and negative impacts to pricing of certain product components. The COVID-19 pandemic has also adversely affected the economies and financial markets of many countries, the extent and duration of which is unclear at this time.
The impacts of the COVID-19 pandemic have been broad reaching, including impacts to our retail, wholesale and licensing businesses. The pandemic has impacted our business globally, with significant temporary store closures and materially lower traffic at open stores, especially during periods of surges in COVID-19 outbreaks in geographies where our stores are located. The COVID-19 pandemic has also impacted, and is expected to continue to impact, the Asia region, which is the source of most of our goods. Temporary factory closures and the pace of workers returning to work could further impact our suppliers’ ability to source raw materials and to timely produce and fulfill finished goods orders. We have also experienced modest impacts on delays in deliveries, driven primarily by factory labor shortages and port congestion. The ability of our distribution and logistics providers to operate may be further impacted depending on the continued severity and duration of the COVID-19 pandemic and may have a significant impact on the cost and timing of receipts for future seasons. The occurrence of any of these events could further negatively impact our future consolidated financial position, results of operations and cash flows.
The extent of the impact of the COVID-19 pandemic will depend largely on future developments, including the duration of the outbreak and the occurrence of additional waves of infections in the United States and globally, the extent of any economic recession resulting from the pandemic, the effectiveness and speed of vaccination distribution, the related impacts on consumer confidence and spending, potential future government restrictions on retail operations and the willingness of customers to visit malls and shopping centers, the willingness of employees to staff our stores and fulfillment centers, and when, or if, we will be able to resume normal operations, all of which are highly uncertain and cannot be predicted. There could be a prolonged impact on our business due to slow economic recovery or changes in consumer behavior. We currently anticipate that we will be able to satisfy our ongoing cash requirements during the next 12 months primarily with cash flow from operations and existing cash balances as supplemented by borrowings under our existing Credit Facilities. However, if we have sustained decrease in consumer demand related to the COVID-19 pandemic, we may require access to additional credit. There is no guarantee we will be able to obtain additional credit or extend or refinance our existing borrowing agreements. The results for the first quarter of fiscal 2023, as well as full fiscal 2023, could also be impacted by the COVID-19 pandemic in ways we cannot predict today, including, but not limited to, non-cash write-downs and asset impairment charges (including impairments on property and equipment, operating lease right-of use assets and goodwill); unrealized gains or losses related to investments; foreign currency fluctuations; and collections of accounts receivables.
Our business may also be impacted by future outbreaks of other contagious diseases, which could cause similar disruptions in our business, and may impact our operations in ways that are impossible to predict at this time.
Slowing customer traffic in malls or outlet centers could significantly reduce our sales, increase pressure on our margins and leave us with excess inventory.
Unfavorable economic conditions, changing shopping patterns, including significant increases in e-commerce sales, which have accelerated during the COVID-19 pandemic, changing demographic patterns and other factors have adversely affected customer traffic in mall and outlet centers. This, in turn, has resulted in significant pricing pressures and a highly promotional retail environment in the apparel sector. Should these trends continue or worsen, or should we fail to effectively market our products in these conditions, it could negatively impact our sales, increase pressure on our margins, leave us with excess inventory, cause a decline in profits and negatively impact our liquidity.
Failure to successfully develop an omnichannel shopping experience could have a material adverse impact on our business.
As e-commerce sales continue to grow and evolve, our customers increasingly interact with us through a variety of media including smart phones and tablets, and expect seamless integration across all touchpoints. Our success depends on our ability to respond to shifting consumer traffic patterns and ability to engage our customers.
While we must keep up to date with emerging technology trends in the retail environment in order to develop a successful omnichannel shopping experience, it is possible these initiatives may not prove to be successful, may increase our costs, may not succeed in driving sales or attracting customers and could result in significant investments that do not provide the anticipated benefits or desired rates of return.
In addition, digital operations are subject to numerous risks, including reliance on third-party computer hardware and software and service providers, data breaches, violations of state, federal or international laws, including those relating to online privacy, credit card fraud, telecommunication failures and electronic break-ins and similar disruptions, and disruption of internet service. Changes in U.S. or foreign regulations may also negatively impact our ability to deliver product to our customers. Failure to successfully respond to these risks may adversely affect sales as well as damage the reputation of our brands.
Poor or uncertain economic conditions, and the resulting negative impact on consumer confidence and spending, have had and could in the future have an adverse effect on our business.
The apparel industry is cyclical in nature and is particularly affected by adverse trends in the general economy. Purchases of apparel and related merchandise are generally discretionary and, therefore, tend to decline during periods of economic uncertainty and recession, but may also decline at other times. Over the last several years, volatile economic conditions and uncertain market conditions in many markets around the world have resulted in cautious consumer spending. For example, a number of European countries experienced difficult economic conditions, including sovereign debt issues that negatively impacted the capital markets. These conditions resulted in reduced consumer confidence and spending in many countries in Europe, particularly Southern Europe. While these conditions have improved, if conditions in Europe, or other economic regions in which we do business, worsen or fail to further improve, there will likely be a negative impact on our business, prospects, operating results, financial condition and cash flows.
There are a number of other factors that could contribute to reduced levels of consumer spending, such as increases in interest rates, currency fluctuations, inflation, unemployment, consumer debt levels, inclement weather, tax, net worth reductions based on market declines or uncertainty, energy prices and austerity measures. Similarly, natural disasters, labor unrest, actual or potential terrorist acts, public health crises, including the COVID-19 pandemic or other similar pandemics, global trade, immigration policies, geopolitical unrest and other conflicts can also create significant instability and uncertainty in the world, causing consumers to defer purchases and travel, or prevent suppliers and service providers from providing required services or materials to us. These or other factors could materially and adversely affect our business, prospects, operating results, financial condition and cash flows.

Significant fluctuations and volatility in the price of various input costs, including, but not limited to, cotton and oil-related materials, utilities, fuel, freight and wages may have a material adverse effect on our business, results of operations, financial condition and cash flows.
Inflation can have a long-term impact on us because increasing input costs may impact our ability to maintain satisfactory margins. For example, we have recently experienced significant inflation in labor, materials and shipping costs. The cost of the materials that are used in our manufacturing process, such as oil-related commodity prices and other raw materials, including cotton, dyes and chemicals, and other costs, such as fuel, energy and utility costs, can fluctuate as a result of inflation, the current situation in Russia and other factors. Similarly, a significant portion of our products are manufactured in other countries and declines in the value of the U.S. dollar may result in higher manufacturing costs. In addition, sudden decreases in the costs for materials may result in the cost of inventory exceeding the cost of new production, which could result in lower profitability, particularly if these decreases result in downward price pressure. If, in the future we incur volatility in the costs for materials, labor and freight that we are unable to offset through price adjustments or improved efficiencies, or if our competitors’ unwillingness to follow our price changes results in downward price pressure, our business, results of operations, financial condition and cash flows may be adversely affected.
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
Failure to appropriately address emerging environmental, social and governance matters could have a material adverse impact on our reputation and, as a result, our business.
There is an increased focus from investors, customers, associates, business partners and other stakeholders concerning environmental, social and governance matters.
The expectations related to environmental, social and governance matters are rapidly evolving, and we announce initiatives and goals related to environmental, social and governance matters from time to time. We could fail, or be perceived to fail, to act responsibly in our environmental, social and governance efforts, or we could fail in accurately reporting our progress on such initiatives and goals. In addition, we could be criticized for the scope of such initiatives or goals. As a result, we could suffer negative publicity and our reputation could be adversely impacted, which in turn could have a negative impact on investor perception and our products’ acceptance by consumers. This may also impact our ability to attract and retain talent to compete in the marketplace.
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
In fiscal 2022, approximately 75% of our net royalties were derived from our top five licensed product lines. A decrease in customer demand for any of these product lines could have a material adverse effect on our results of operations and financial condition. In addition, purchases from our top two licensees in fiscal 2022 accounted for almost 20% of our total inventory purchases. Although we believe we could replace existing licensees if necessary, we may have a negative impact during the transition period. Our inability to replace existing licensees could adversely affect our revenues and results of operations.
Our success depends on the strength of our relationships with our suppliers and manufacturers.
The majority of our finished goods are sourced from partners and suppliers located in over 30 countries outside the U.S. In fiscal 2022, over one third of these products were sourced from partners and suppliers based in China. Our two largest suppliers, which were licensee partners, accounted for approximately 20% of our purchases of finished goods in fiscal 2022.
We do not own or operate production facilities, and we depend on independent factories to supply fabric and manufacture products to our specifications. We do not have long-term contracts with any suppliers or manufacturers, and our business is dependent on our partnerships with our vendors. If manufacturing costs rise significantly, our product margins and results of operations could be negatively affected. In addition, few of our vendors manufacture our products exclusively. As a result, we compete with other companies for the production capacity of independent contractors. If our vendors fail to ship our fabrics or products on time or to meet our quality standards or are unable to fill our orders, we might not be able to deliver products to our retail stores and wholesale customers on time or at all.
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
Risks Related to Data Privacy and Cybersecurity
A data privacy breach or failure to comply with confidentiality and data privacy obligations could damage our reputation and customer relationships, expose us to litigation risk and potential fines and adversely affect our business.
As part of our normal operations, we collect, process, transmit and where appropriate, retain certain sensitive and confidential employee and customer information, including credit card information. There is significant concern by consumers and employees over the security of personal information, consumer identity theft and user privacy. Despite the security measures in place, our facilities and systems, and those of our third-party service providers, are vulnerable to security breaches, cyber-attacks, acts of vandalism, computer viruses, misplaced or lost data, programming and/or human errors, or other similar events. As a result of recent security breaches at a number of prominent retailers and other large institutions, the media and public scrutiny of information security and privacy has become more intense and the regulatory environment has become more stringent. Any security breach involving the misappropriation, loss or other unauthorized disclosure of confidential customer or employee information, whether by us or our vendors, could result in significant legal and remediation expenses, severely damage our reputation and our customer relationships, harm sales, expose us to risks of litigation and liability and result in a material adverse effect on our business, financial condition and results of operations. Additionally, changing privacy laws in the United States, Europe and elsewhere, including the adoption by the European Union of the General Data Protection Regulation (“GDPR”), which became effective May 2018, created individual privacy rights and imposed increased obligations on companies handling personal data. Consequently, we may incur significant costs related to complying with laws regarding the protection and unauthorized disclosure of personal information. A failure to comply with the stringent rules of the GDPR or state privacy laws could result in material fines.
Our business could suffer if our computer systems and websites are disrupted or cease to operate effectively.
The efficient operation of our business is very dependent on our computer and information systems. We rely heavily on our merchandise management and ERP systems used to track sales and inventory and manage our supply chain. In addition, we have e-commerce and other Internet websites worldwide. Given the complexity of our business it is imperative that we maintain constant operation of our computer hardware and software systems. Despite our preventative efforts, our systems are vulnerable to damage or interruption from, among other things, ineffective upgrades, ineffective support from third-party vendors, difficulties in replacing or integrating new systems, security breaches, computer viruses, natural disasters and power outages. Any such problems or interruptions could result in incorrect information being supplied to management, inefficient ordering and replenishment of products, loss of orders, significant expenditures, disruption of our operations, inability to produce accurate financial statements, improper access to or disclosure of personally identifiable or proprietary information and other adverse impacts to our business. While we do experience damage or interruption to our systems, such events have not in the past had a material adverse impact on our business, financial condition or results of operations. It is possible, however, that future events resulting in damage or interruption to our systems could materially adversely impact our business, financial condition or results of operations.

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
Our Americas Wholesale business is highly concentrated. If any large customers decreases its purchases or experiences financial difficulties, our results of operations and financial condition could be adversely affected.
In fiscal 2022, our two largest wholesale customers accounted for a total of approximately 3.9% of our consolidated net revenue. Continued consolidation in the retail industry could further decrease the number of, or concentrate the ownership of, stores that carry our products and our licensees’ products. In recent years, there has been a significant increase in the number of designer brands seeking placement in department stores, which makes any one brand potentially less attractive to department stores. If any one of our major wholesale customers decides to decrease purchases from us, to stop carrying our products or to carry our products on less favorable terms, our sales and profitability could significantly decrease. Similarly, some retailers have recently experienced significant financial difficulties, which in some cases have resulted in bankruptcy, liquidation and store closures. Financial difficulties of one of our major customers could result in reduced business and higher credit risk with respect to that customer. Any of these circumstances could ultimately have a material adverse effect on our results of operations and financial condition.
Risks Related to Legal, Governmental and Regulatory Matters
Proxy contests or other activist investor actions threatened or commenced against us could cause the Company to incur substantial costs, divert management’s attention and resources, cause uncertainty about the strategic direction of our business and adversely affect our business, operating results and financial condition.
In connection with the 2022 annual meeting of our shareholders (the “2022 Annual Meeting”), Legion Partners Holdings, LLC, together with its affiliates (collectively, “Legion Partners”), is conducting a “vote no” campaign against the reelection of two of the directors expected to be recommended by our Board of Directors. Such actions, including, without limitation, the “vote no” campaign and related activities pursued by Legion Partners, or if other activist investors in the future pursue and maintain a proxy contest or related actions at an annual meeting of shareholders or otherwise take actions that conflict with our strategic direction, could have a material adverse effect on us for the following reasons:
•Activist investors may attempt to effect changes in how we are governed and our strategic direction, or to acquire control over the Company. In particular, activist investors may suggest changes to our operations, including management, that conflict with our strategic direction and could cause uncertainty amongst employees, customers and our investors about the strategic direction of our business.
•Responding to proxy contests or other actions, including Legion Partners’ “vote no” campaign, could disrupt our operations, be costly and time-consuming, and divert the attention of our Board of Directors, senior management and employees away from their regular duties and the pursuit of business strategies. In addition, we may choose to initiate, or may become subject to, litigation as a result of a proxy contest or matters arising from a proxy contest or other activist investor actions, which would serve as a further distraction to our Board of Directors, senior management and employees and could require us to incur significant additional costs.

•Perceived uncertainties as to our future direction as a result of potential changes to the composition of the Board of Directors may lead to the perception of a change in the direction of the business, instability or lack of continuity, which may be exploited by our competitors, may cause concern to our current or potential customers and employees, may result in the loss of potential business opportunities and may make it more difficult to attract and retain qualified personnel and business partners.
•Proxy contests and related actions, including Legion Partners’ “vote no” campaign, could cause significant fluctuations in our stock price based on temporary or speculative market perceptions or other factors that do not necessarily reflect the underlying fundamentals and prospects of our business.
•Legion Partners’ “vote no” campaign may cause Company director candidates who fail to receive sufficient votes for election or reelection to tender resignations to the Board of Directors, which may, in its discretion, decide to accept such resignations.
Violation of laws or regulations, or changes to existing laws or regulations could adversely affect our business, reputation and results of operations.
We are subject to numerous laws and regulations at the state, federal and international levels, including, but not limited to, the areas of health care, data privacy, taxes, transportation and logistics, the environment, trade, conflict minerals, product safety, employment and labor, advertising and pricing practices, consumer protection, e-commerce, anti-competition, anti-corruption, including the federal Foreign Corrupt Practices Act, and intellectual property. Compliance with these numerous laws and regulations is complicated, time consuming and expensive. In addition, the laws may be inconsistent from jurisdiction to jurisdiction and are subject to change from time to time, sometimes unexpectedly. Failure to comply or to effectively anticipate changes in such laws or regulations could have a material adverse effect on our business, reputation and results of operations.
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
Additionally, in many jurisdictions in which we operate, governmental bodies are enacting new or additional legislation and regulations to reduce or mitigate the potential impacts of climate change. If we, our suppliers, or our contract manufacturers are required to comply with these laws and regulations, or if we choose to take voluntary steps to reduce or mitigate our impact on climate change, we may experience increased costs for energy, production, transportation, and raw materials, increased capital expenditures, or increased insurance premiums and deductibles, which could adversely impact our operations. Inconsistency of legislation and regulations among jurisdictions may also affect the costs of compliance with such laws and regulations. Any assessment of the potential impact of future climate change legislation, regulations or industry standards, as well as any international treaties and accords, is uncertain given the wide scope of potential regulatory change in the countries in which we operate.
We are subject to periodic litigation and other regulatory proceedings, which could result in unexpected obligations, as well as the diversion of time and resources.
We are involved from time-to-time in various U.S. and foreign lawsuits relating to our business, including purported class action lawsuits, employment claims and intellectual property claims. Due to the inherent uncertainties of litigation and regulatory proceedings, we cannot accurately predict the ultimate outcome of any such new or existing proceedings. Should management’s evaluation of any such claims or proceedings or the likelihood of any future claims or proceedings prove incorrect, our exposure could materially exceed expectations, adversely impacting our business, financial condition and results of operations. In addition, any significant litigation or regulatory matters, regardless of the merits, could divert management’s attention from our operations and result in substantial legal fees. Refer to “Part IV. Financial Statements – Note 15 – Commitments and Contingencies” in this Form 10-K for disclosures about our legal and other proceedings.

Risks Related to Inventory, Human Capital and Supply Chain Management
Our failure to retain our existing senior management team or to retain or attract other key personnel could adversely affect our business.
Our future performance depends to a significant degree upon the continued contributions of our key personnel, including our senior management and board members. Our business requires disciplined execution at all levels of our organization in order to ensure the timely delivery of desirable merchandise in appropriate quantities to our stores and other customers. This execution requires experienced and talented management in various areas of our business. Our success depends upon the personal efforts and abilities of our key personnel and senior management, particularly Carlos Alberini, Chief Executive Officer, and founding board member and Chief Creative Officer Paul Marciano. Although we believe we have a strong management team with relevant industry expertise, the extended loss of the services of these or other key personnel could materially harm our business. If Messrs. Alberini and Marciano were unable or unwilling to continue in their present positions, we may not be able to replace them readily, if at all. As such, any disruption in the services of our key personnel could significantly disrupt our operations and prevent the timely achievement of our development strategies and growth, which could have an adverse effect on our financial condition, operating results and prospects. These changes could also increase the volatility of our stock price.
The market for qualified employees in the apparel and retail industries is highly competitive, and competitors may use aggressive tactics to recruit our key personnel. This competition has become exacerbated by the increase in employee resignations currently taking place throughout the U.S. as a result of the coronavirus pandemic, which is commonly referred to as the “Great Resignation.” Our success depends upon our ability to attract, retain and motivate qualified employees and upon the continued contributions of these individuals. We cannot provide assurances that we will be successful in attracting and retaining qualified employees in future periods without our key personnel. Competition for personnel is intense, and the loss of services of one or more of these individuals, or the negative public perception with respect to the loss of one or more of these individuals, could have an adverse effect on our business. The continued presence of Messrs. Alberini and Marciano is necessary to facilitate continuity in any succession planning, and without these individuals, we may not be successful in finding and integrating suitable successors.
Increases in labor costs, including wages, could adversely impact our operational results, financial condition and results of operations.
Our retail store and distribution and fulfillment center operations are subject to laws governing such matters as minimum wages, working conditions and overtime pay. As minimum wage rates increase or related laws and regulations change, we may need to increase not only the wage rates of our minimum wage employees, but also the wages paid to our other hourly or salaried employees. We have experienced and may continue to experience increased employee turnover as a result of the ongoing “Great Resignation,” which has led to wage rate increases in certain geographies. Any increase in the cost of our labor could have an adverse effect on our operating results, financial condition and results of operations. In addition, wage actions by other retailers may require us to increase wage rates in order to attract and retain talented employees. Persisting labor shortages, increased employee turnover or our inability to successfully implement our expanded format store strategy could also increase our labor costs. This in turn could lead us to increase prices, which could adversely impact our sales. We are also subject to risks related to other store and distribution and fulfillment center expenses and operational costs. Conversely, if competitive pressures or other factors prevent us from offsetting increased labor costs by increases in prices, our profitability may decline.
Our failure to shorten lead-times or to anticipate consumer demand, failure of our international vendors to supply quality products on a timely basis, failure of our merchandising strategies or failure to open new and remodel existing stores on schedule could result in excess inventory.
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
Our U.S. business relies primarily on a single distribution center located in Louisville, Kentucky to receive, store and distribute merchandise to our U.S. retail stores, wholesale customers and e-commerce customers. Distribution of our products in Canada is handled primarily from two distribution centers in Montreal, Quebec. In Asia, we utilize several third-party operated distribution warehouses that service the Asia region. In Europe, distribution of our products is handled primarily by third-party distributors through a distribution facility in Venlo, Netherlands. We continue to optimize our logistic network in Europe.
Any significant interruption in the operation of any of our distribution centers due to natural events (including public health crises), weather conditions, accidents, system failures, capacity issues, labor issues, relationships with our third-party warehouse operators or landlords, failure to successfully complete or delays in optimizing our logistics network, new providers, and/or new distribution systems or other unforeseen causes could have a material adverse effect on our ability to efficiently manage the volume and/or costs associated with the distribution of our products without encountering shipment delays or wholesale order cancellations. Such events could negatively impact our sales, inventory positions, operating results and customer relations.
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
We may conduct future offerings of our common stock, preferred stock or other securities that are convertible into or exercisable for our common stock to finance operations, fund acquisitions, or other purposes. In addition, we have reserved a substantial number of shares of our common stock for issuance upon the exercise of stock options, upon the vesting of restricted stock and restricted stock units pursuant to our employee benefit plans, upon conversion of the Notes and upon the exercise and settlement or termination of the warrant transactions. We have also recently increased our quarterly cash dividend which will adjust the conversion rate (which is expected to increase) and the conversion price (which is expected to decrease) of the Notes in accordance with the terms of the indenture. Refer to “— We cannot ensure that we will continue paying dividends at the current rates, or at all.” We cannot predict the size of future issuances or the effect they may have on the trading price of our common stock and the Notes.
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
As of January 29, 2022, we had approximately $17.9 million of secured indebtedness, $363.5 million of senior unsecured indebtedness at maturity and approximately $325.8 million of trade payables on a consolidated basis.
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
In August 2020, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance requiring, among other things, that the “if-converted” method be applied for all convertible instruments (the treasury stock method is no longer available) and removes the ability to rebut the presumption of share settlement for contracts that may be settled in cash or stock. We adopted this guidance on January 30, 2022 using the modified retrospective transition method, which allows for a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption and does not require retrospective adjustments to prior periods. Under this new accounting guidance, diluted earnings per share will generally be calculated assuming all the Notes were converted solely into shares of common stock at the beginning of the reporting period, unless the result would be antidilutive. Accordingly, among other impacts, we expect application of the if-converted method will result in an increase of approximately 11.6 million shares in our diluted weighted-average shares of common stock outstanding for the purposes of calculating diluted earnings per share, which will reduce our reported diluted earnings per share in the future.
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
After effectuating the convertible note hedge transactions, we used substantially all of the net proceeds of the Notes offering to repurchase shares of our common stock pursuant to our 2012 $500 million share repurchase program. Some of these transactions were effected by repurchases from purchasers of the Notes in privately negotiated transactions through the initial purchaser or its affiliate, as our agent, concurrently with the closing of the Notes offering. During fiscal 2022, our Board of Directors terminated this previous share repurchase program and authorized a new $200 million share repurchase program (the “2021 Share Repurchase Program”). Accordingly, we may continue to effect repurchases in open market or other transactions from time to time in the future. On March 14, 2022, the Board of Directors expanded the 2021 Share Repurchase Program authorization by $100 million. In connection with this expanded authorization, on March 18, 2022, we entered into an accelerated share repurchase (“2022 ASR Contract”) arrangement to repurchase an aggregate of $175 million of our common stock.
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
We cannot ensure we will continue paying dividends at the current rates or at all.
We cannot ensure we will continue periodic dividends on our common stock at the current rates, or at all. On November 23, 2021, we announced an increase to our regular quarterly cash dividend from $0.1125 to $0.225 per share on our common stock. During the first and second quarters of fiscal 2021, we announced that our Board of Directors had deferred the decision with respect to the payment of our quarterly cash dividend, in light of the uncertainties related to the COVID-19 pandemic. We resumed paying our quarterly cash dividend of $0.1125 per share beginning in the third quarter of fiscal 2021, but decided to not declare any cash dividends for the first and second quarters of fiscal 2021.
Changes in our dividend and market perceptions and expectations with respect to our dividend, may materially affect the price of our common stock and the Notes (as defined below). In addition, pursuant to the terms of the indenture governing the Notes, our increase to the quarterly cash dividend in fiscal 2022 requires adjustments to the conversion rate (resulting in an increase in the conversion rate) and the conversion price (resulting in a decrease in the conversion price) in connection with the payment of the quarterly dividend. Refer to “Part IV. Financial Statements - Note 10 - Convertible Senior Notes and Related Transactions” in this Form 10-K for disclosures about the Notes.
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
Our Two Founding Board Members own a significant percentage of our common stock. Their respective interests may differ from the interests of our other stockholders.
Maurice Marciano, Board member, and Paul Marciano, Chief Creative Officer and Board member, collectively, beneficially own approximately 42% of our outstanding shares of common stock as of March 21, 2022. The sale or prospect of the sale of a substantial number of these shares could have an adverse impact on the market price of our common stock. Moreover, these individuals may have different interests than our other stockholders or among themselves and, accordingly, they may seek to direct the operations of our business in a manner contrary to the interests of our other stockholders. As long as these individuals own a significant percentage of our common stock, if aligned, they may effectively be able to: (i) elect our directors; (ii) amend or prevent amendment of our Restated Certificate of Incorporation or Bylaws; (iii) effect or prevent a merger, sale and/or purchase of assets or other corporate transactions; and (iv) control the outcome of any other matter submitted to our stockholders for vote.
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
ITEM 1B.    Unresolved Staff Comments.
None.

ITEM 2.    Properties.
As of January 29, 2022, all of our principal facilities were leased with the exception of our U.S. distribution center based in Louisville, Kentucky and our administrative office based in Florence, Italy. Certain information concerning our principal facilities is set forth below:

Location	Use	Approximate Area in Square Feet

Lugano (Bioggio)/Stabio, Switzerland	Principal executive and administrative offices, global design, sourcing, marketing and licensing facilities, sales offices and showrooms used by our Europe segment and Corporate support group	190,800
Los Angeles, California	Executive and administrative offices, supporting design, sourcing and licensing facilities, sales offices and warehouse facilities used by our Americas Wholesale, Americas Retail, and Corporate support group	341,700
Piacenza, Italy	Distribution and warehousing facilities used by our Europe segment	592,000
Venlo, Netherlands	Distribution and warehousing facilities used by our Europe segment	506,700
Louisville, Kentucky	Distribution and warehousing facility used by our Americas Wholesale and Americas Retail segments	506,000
Jasin/Katowice, Poland	Distribution and warehousing facilities and administrative offices used by our Europe segment	235,400
Montreal/Toronto/Vancouver, Canada	Administrative offices, showrooms and warehouse facilities used by our Americas Wholesale and Americas Retail segments	203,100
Florence, Italy	Administrative office used by our Europe segment	113,000
Seoul, South Korea	Administrative and sales offices, design facilities and showrooms used by our Asia segment	41,200
Shanghai, China	Administrative offices used by our Asia segment	17,800
Our North American corporate, wholesale and retail headquarters and certain warehouse facilities are located in Los Angeles, California, consisting of four buildings totaling approximately 341,700 square feet (the “North American Corporate Headquarters”) and a parking lot adjacent to the North American Corporate Headquarters. These facilities are leased by us from limited partnerships in which the sole partners are trusts controlled by and for the benefit of Maurice Marciano and Paul Marciano (the “Principal Stockholders”) and their families pursuant to a lease that expires September 30, 2025, with an additional five-year renewal option to September 30, 2030 at our sole discretion. The related lease liability was approximately $48.4 million as of January 29, 2022.
In addition, through a wholly-owned Canadian subsidiary, we lease warehouse and administrative facilities in Montreal, Quebec from a partnership affiliated with the Principal Stockholders. During the second quarter of fiscal 2022, we entered into a lease amendment to extend the lease term through August 2023. The base rent is approximately CAD$0.6 million (US$0.5 million) per year with all other terms of the existing lease remaining in full force and effect. The related lease liability was approximately CAD$0.9 million (US$0.7 million) as of January 29, 2022.
Through a French subsidiary, we lease a showroom and office space located in Paris, France from an entity that is owned in part by an affiliate of the Principal Stockholders. During the first quarter of fiscal 2022, we entered into a nine-year lease extension which includes an option for early termination at the end of the third and sixth years. The lease has standard terms with a quarterly base charge plus a variable charge aggregating approximately €0.9 million (US$1.0 million) per year (with subsequent annual rent adjustments based on a specific price index). All other material terms in the previously existing Paris lease remain the same. The related lease liability was approximately €5.8 million (US$6.4 million) as of January 29, 2022.

Refer to “Part IV. Financial Statements – Note 14 – Related Party Transactions” in this Form 10-K for disclosures about our related party transactions.
Our U.S. distribution center is a fully automated facility based in Louisville, Kentucky. Distribution of our products in Canada is handled primarily from two leased facilities based in Montreal, Quebec. Distribution of our products in Europe is handled by third-party distributors. Additionally, we utilize several third-party operated distribution warehouses that service the Asia region.
We lease our showrooms, advertising, licensing, sales and merchandising offices, remote distribution and warehousing facilities and retail and factory outlet store locations under non-cancelable operating lease agreements expiring on various dates through January 2039. These facilities had aggregate real estate lease liabilities as of January 29, 2022 totaling approximately $699.7 million, excluding related party liabilities. See “Part IV. Financial Statements – Note 9 – Lease Accounting” in this Form 10-K for further detail.
We believe our existing facilities are well maintained, in good operating condition and are adequate to support our present level of operations.
ITEM 3.    Legal Proceedings.
Refer to “Part IV. Financial Statements – Note 15 – Commitments and Contingencies” in this Form 10-K for disclosures about our legal and other proceedings.
ITEM 4.    Mine Safety Disclosures.
Not applicable.

PART II
ITEM 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market and Shareholder Information
Since August 8, 1996, our common stock has been listed on the New York Stock Exchange under the symbol ‘GES.’ On March 21, 2022, there were 262 holders of record of our common stock.
Prior to the initiation of a quarterly dividend on February 12, 2007, we had not declared any dividends on our common stock since our initial public offering in 1996. During the first and second quarters of fiscal 2021, we announced that our Board of Directors had deferred the decision with respect to the payment of our quarterly cash dividend in light of the uncertainties related to the COVID-19 pandemic. We resumed paying our quarterly cash dividend of $0.1125 per share beginning in the third quarter of fiscal 2021, but decided to not declare any cash dividends for the first and second quarters of fiscal 2021. On November 23, 2021, we announced an increase to our regular quarterly cash dividend from $0.1125 to $0.225 per share on our common stock.
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
Share Repurchase Program
Our share repurchases during each fiscal month of the fourth quarter of fiscal 2022 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
October 31, 2021 to November 27, 2021
Repurchase program[1]	—	—	—	$200,000,000
Employee transactions[2]	—	—	—
November 28, 2021 to January 1, 2022
Repurchase program[1]	1,925,683	$22.19	1,925,683	$157,265,474
Employee transactions[2]	6,359	$23.64	—
January 2, 2022 to January 29, 2022
Repurchase program[1]	363,609	$22.72	363,609	$149,004,273
Employee transactions[2]	89,446	$22.98	—
Total
Repurchase program[1]	2,289,292	$22.28	2,289,292
Employee transactions[2]	95,805	$23.02	—
______________________________________________________________________
1On August 23, 2021, our Board of Directors terminated the previously authorized 2012 share repurchase program (which had $47.8 million capacity remaining) and authorized a new program (the “2021 Share Repurchase Program”) to repurchase, from time-to-time and as market and business conditions warrant, up to $200 million of our common stock. On March 14, 2022, the Board of Directors expanded its repurchase authorization by $100 million, leaving a new capacity of $249.0 million. Repurchases may be made on the open market or in privately negotiated transactions, pursuant to Rule 10b5-1 trading plans or other available means. There is no minimum or maximum number of shares to be repurchased under the program and the program may be discontinued at any time, without prior notice.
2Consists of shares surrendered to, or withheld by, us in satisfaction of employee tax withholding obligations that occur upon vesting of restricted stock awards granted under our 2004 Equity Incentive Plan, as amended.

Performance Graph
The Stock Price Performance Graph below compares our cumulative stockholder return with that of the S&P 500 Index (a broad equity market index) and the S&P 1500 Apparel Retail Index (a published industry index) over the five fiscal years beginning January 28, 2017. The return on investment is calculated based on an investment of $100 on January 28, 2017, with dividends, if any, reinvested. Past performance is not necessarily indicative of future performance.

COMPARISON OF FIVE YEAR TOTAL RETURN
AMONG GUESS?, INC.,
S&P 500 INDEX AND S&P 1500 APPAREL RETAIL INDEX

	Period Ended
Company/Market/Peer Group	1/28/2017	2/3/2018	2/2/2019	2/1/2020	1/30/2021	1/29/2022
Guess?, Inc.	$100.00	$127.20	$172.51	$199.12	$220.24	$207.53
S&P 1500 Apparel Retail Index	100.00	106.26	118.24	131.27	144.95	161.43
S&P 500 Index	100.00	122.83	122.76	149.23	174.97	211.72
ITEM 6.    Reserved.
ITEM 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.
General
Unless the context indicates otherwise, when we refer to “we,” “us,” “our” or the “Company” in this Form 10‑K, we are referring to Guess?, Inc. and its subsidiaries on a consolidated basis.
COVID-19 Business Update
The COVID-19 pandemic is continuing to negatively impact our businesses. In late fiscal 2021, we incurred a new round of government-mandated temporary store closures, mostly in Europe. The number of temporary store closures ebbed and flowed during the first quarter of fiscal 2022 based on local conditions. During the second quarter of fiscal 2022, we gradually opened our stores that were closed at the end of the first quarter of fiscal 2022 due to COVID-19 restrictions. As of January 29, 2022, 100% of our stores were open. As of March 21, 2022, approximately 99% of our directly operated stores were open.

The COVID-19 crisis has also contributed to disruptions in the overall global supply chain, leading to industry-wide product delays and higher product and freight costs. We have been working actively to mitigate these headwinds to the extent possible through a number of global supply chain initiatives.
In light of the fluid nature of the pandemic, we continue to carefully monitor global and regional developments, such as the recent spread of the Omicron variant, and respond appropriately. We also continue to strategically manage expenses in order to protect profitability and to mitigate, to the extent possible, the effect of the supply chain disruptions.
Business Segments
Our businesses are grouped into five reportable segments for management and internal financial reporting purposes: Americas Retail, Americas Wholesale, Europe, Asia and Licensing. Our Americas Retail, Americas Wholesale, Europe and Licensing reportable segments are the same as their respective operating segments. Certain components of our Asia operating segment are separate operating segments based on region, which have been aggregated into the Asia reportable segment for disclosure purposes. We evaluate segment performance based primarily on revenues and earnings (loss) from operations before corporate performance-based compensation costs, asset impairment charges, net gains (losses) from lease modifications, restructuring charges and certain non-recurring credits (charges), if any. The Americas Retail segment includes our retail and e-commerce operations in the Americas. The Americas Wholesale segment includes our wholesale operations in the Americas. The Europe segment includes our retail, e-commerce and wholesale operations in Europe and the Middle East. The Asia segment includes our retail, e-commerce and wholesale operations in Asia and the Pacific. The Licensing segment includes the worldwide licensing operations. The business segment operating results exclude corporate overhead costs, which consist of shared costs of the organization, asset impairment charges, net gains (losses) on lease modifications, restructuring charges and certain non-recurring credits (charges), if any. Corporate overhead costs are presented separately and generally include, among other things, the following unallocated corporate costs: accounting and finance, executive compensation, corporate performance-based compensation, facilities, global advertising and marketing, human resources, information technology and legal. Information regarding these segments is summarized in “Part IV. Financial Statements – Note 18 – Segment Information” in this Form 10-K.
Products
We derive our net revenue from the sale of GUESS?, G by GUESS (GbG), GUESS Kids and MARCIANO apparel and our licensees’ products through our worldwide network of directly-operated and licensed retail stores, wholesale customers and distributors, as well as our online sites. We also derive royalty revenue from worldwide licensing activities. During fiscal 2021, we made the decision to integrate our G by GUESS brand into our Factory business over time in order to drive further efficiencies.
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
During fiscal 2022, the average U.S. dollar rate was stronger against the Turkish lira, Russian rouble, and Japanese yen and weaker against the British pound, Canadian dollar, euro, Chinese yuan, Mexican peso, Polish zloty and Korean won compared to the average rate in fiscal 2021. This had an overall unfavorable impact on the translation of our international revenues and earnings from operations during fiscal 2022 compared to the prior year.
If the U.S. dollar strengthens relative to the respective fiscal 2022 foreign exchange rates, foreign exchange could negatively impact our revenues and operating results, as well as our international cash and other balance sheet items during fiscal 2023, particularly in Canada, Europe (primarily the euro, British pound, Turkish lira and Russian rouble) and Mexico. Alternatively, if the U.S. dollar weakens relative to the respective fiscal 2022 foreign exchange rates, our revenues and operating results, as well as our other cash balance sheet items, could be positively impacted by foreign currency fluctuations during fiscal 2023, particularly in these regions.
We currently operate in Russia through our wholesale, retail and e-commerce channels and have 70% ownership of a joint venture. We do not have contracts or other relationships with Russian banks, and Russian sales in our wholesale channel are primarily conducted either in cash in advance, with a bank guarantee or with insurance coverage. Slightly less than 3% of our revenues for fiscal 2022 were generated from sales in these regions. The imposition of enhanced export controls and economic sanctions on transactions with Russia and Russian entities could prevent us from performing existing contracts. For further discussion on currency-related risk, refer to our risk factors under “Part I, Item 1A. Risk Factors.”
We enter into derivative financial instruments to offset some but not all of the exchange risk on foreign currency transactions. For additional discussion regarding our exposure to foreign currency risk, forward contracts designated as hedging instruments and forward contracts not designated as hedging instruments, refer to “Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk.”
Strategy
In December 2019 and updated in March 2021, Carlos Alberini, our Chief Executive Officer, shared his strategic vision and implementation plan for execution which included the identification of several key priorities to drive revenue and operating profit growth. These priorities are: (i) brand relevancy and brand elevation; (ii) product excellence; (iii) customer centricity; (iv) global footprint; and (v) functional capabilities; each as further described below:
Brand Relevancy and Brand Elevation. We plan to optimize our brand architecture to be relevant with our three target consumer groups: Heritage, Millennials, and Generation Z. We also plan to elevate our brand and improve the quality of our products, allowing us to realize more full-priced sales and rely less on promotional activity. We will continue to use unique go-to-market strategies and execute celebrity and influencer partnerships and collaborations as we believe that they are critical to engage more effectively with a younger and broader audience.
Product Excellence. We believe product is a key factor of success in our business. We strive to design and make great products and will extend our product offering to provide our customers with products for the different occasions of their lifestyles. We will seek to better address local product needs.
Customer Centricity. We intend to place the customer at the center of everything we do. We plan to implement processes and platforms to provide our customers with a seamless omni-channel experience and expand our digital business.
Global Footprint. We will continue to expand the reach of our brands by optimizing the productivity and profitability of our current footprint and expanding our distribution channels.

Functional Capabilities. We expect to drive operational improvements to leverage and support our global business more effectively, primarily in the areas of logistics, sourcing, product development and production, inventory management, and overall infrastructure.
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
On November 23, 2021, we announced an increase to our regular quarterly cash dividend from $0.1125 to $0.225 per share on our common stock. We also repurchased shares of our common stock in open market and privately negotiated transactions totaling $51.0 million and $38.8 million during fiscal 2022 and 2021, respectively.
On March 14, 2022, the Board of Directors expanded its repurchase authorization by $100 million, leaving a new capacity of $249.0 million. In connection with this expanded authorization, we entered into the 2022 ASR Contract with a financial institution under which it will repurchase $175.0 million of its common stock.
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
As a result of significant and varying temporary store closures and other various restrictions during the COVID-19 pandemic, we have not disclosed any comparable store sales measures when discussing the results of operations for fiscal 2022 compared to fiscal 2021. We believe that comparable store sales measures between these fiscal years are not meaningful to the evaluation of our results due to such COVID-19 restrictions.

Executive Summary
Overview
Given the significant impacts to our business that began in fiscal 2021 as a result of the COVID-19 pandemic, this Executive Summary includes highlights of our performance for fiscal 2022 compared to both (a) fiscal 2020 (the pre-COVID period from two years prior) and (b) fiscal 2021 (the COVID-impacted period from one year ago). Management believes the additional comparison to the two-year ago period is helpful to provide additional context to the current year results.
Net earnings attributable to Guess?, Inc. increased 78.5% to $171.4 million, or diluted earnings per share (“EPS”) of $2.57, for fiscal 2022 compared to $96.0 million, or diluted EPS of $1.33 for fiscal 2020. Net earnings attributable to Guess?, Inc. was $171.4 million for fiscal 2022, compared to net loss attributable to Guess?, Inc. of $81.2 million, or diluted loss of $1.27 per common share for fiscal 2021.
During fiscal 2022, we recognized $3.1 million of asset impairment charges; $2.7 million net of certain professional service and legal fees and related (credits) costs; $0.3 million net gains on lease modifications; $11.1 million of amortization of debt discount related to our Notes; and $10.6 million in additional income tax expense from certain discrete income tax adjustments related primarily to an intra-entity transfer of intellectual property rights to a wholly-owned Swiss subsidiary (or a combined $23.3 million, or $0.35 per share impact, negative impact after considering the related income tax benefit of $4.0 million of these adjustments). Excluding the impact of these items, adjusted net earnings attributable to Guess?, Inc. was $194.7 million and adjusted diluted earnings was $2.92 per share for fiscal 2022. References to financial results excluding the impact of these items are non-GAAP measures and are addressed below under “Non-GAAP Measures.”
Fiscal 2022 Results Compared to Fiscal 2020
For the fiscal year ended January 29, 2022, we recorded net earnings of $171.4 million, compared to $96.0 million for the fiscal year ended February 1, 2020. Diluted EPS was $2.57 for the fiscal year ended January 29, 2022, compared to $1.33 for the fiscal year ended February 1, 2020. We estimate a net positive impact from our share buybacks and convertible notes transaction of $0.29 and a negative currency impact of $0.36 on diluted EPS for the fiscal year ended January 29, 2022 when compared to the fiscal year ended February 1, 2020.
Net Revenue. Total net revenue for fiscal 2022 decreased 3.2% to $2.59 billion, from $2.68 billion for the fiscal year ended February 1, 2020. In constant currency, net revenue decreased by 4.9%.
Earnings from Operations. Earnings from operations for fiscal 2022 were $305.0 million (including $0.3 million net gains on lease modifications, $3.1 million in non-cash impairment charges taken on certain long-lived store related assets and a $7.4 million unfavorable currency translation impact), compared to $140.7 million (including $10.0 million in non-cash impairment charges taken on certain long-lived store related assets) for the fiscal year ended February 1, 2020. Operating margin for fiscal 2022 increased 6.5% to 11.8%, from 5.3% for the fiscal year ended February 1, 2020, driven primarily by higher initial markups, lower markdowns, and lower occupancy costs. The negative impact of currency on operating margin for fiscal 2022 was approximately 40 basis points.
Other Expense, Net. Other expense, net for fiscal 2022 was $30.2 million compared to $2.5 million for fiscal 2020. The change was primarily due to higher net unrealized and realized losses from foreign currency exposures.
Fiscal 2022 Results Compared to Fiscal 2021
For the fiscal year ended January 29, 2022, we recorded net earnings of $171.4 million, compared to net loss of $81.2 million for the fiscal year ended January 30, 2021. Diluted EPS was $2.57 for the fiscal year ended January 29, 2022, compared to diluted loss per share of $1.27 for fiscal 2021. We estimate a net positive impact from our share buybacks and our convertible notes transaction of $0.06 and a negative impact from currency of $0.19 on diluted EPS for the fiscal year ended January 29, 2022 when compared to fiscal 2021.

Net Revenue. Total net revenue for fiscal 2022 increased 38.1% to $2.59 billion, from $1.88 billion in fiscal 2021. In constant currency, net revenue increased by 37.0%.
Earnings (Loss) from Operations. Earnings from operations for fiscal 2022 were $305.0 million (including $0.3 million net gains on lease modifications, $3.1 million in non-cash impairment charges taken on certain long-lived store related assets and a $4.9 million unfavorable currency translation impact), compared to loss from operations of $60.5 million (including $2.8 million net gains on lease modifications and $80.4 million in non-cash impairment charges taken on certain long-lived store related assets) in fiscal 2021. Operating margin for fiscal 2022 increased 15.0% to 11.8%, from negative 3.2% in fiscal 2021, driven primarily by overall leveraging of expenses, lower non-cash impairment charges and lower markdowns. The positive impact of currency on operating margin for the fiscal year ended January 29, 2022 was approximately 10 basis points.
Other Expense, Net. Other expense, net for fiscal 2022 was $30.2 million compared to $6.0 million for fiscal 2021. The change was primarily due to higher net unrealized and realized losses from foreign currency exposures.
Key Balance Sheet Accounts
•We had $415.6 million in cash and cash equivalents as of January 29, 2022, compared to $469.1 million in cash and cash equivalents and $0.2 million in restricted cash at January 30, 2021.
◦For the intra-entity transfer of the intellectual property rights, we made U.S. income tax payments of $107.2 million during fiscal 2022.
◦We had $48.3 million in outstanding borrowings under our term loans as of January 29, 2022, compared to $56.8 million as of January 30, 2021, and $12.2 million in outstanding borrowings under our credit facilities as of January 29, 2022, compared to $7.3 million as of January 30, 2021.
◦During fiscal 2022, we repurchased 2.3 million shares of our common stock for $51.0 million compared to 4.0 million shares of our common stock for $38.8 million during fiscal 2021.
•Accounts receivable consists of trade receivables relating primarily to our wholesale business in Europe and, to a lesser extent, to our wholesale businesses in the Americas and Asia, royalty receivables relating to our licensing operations, credit card and retail concession receivables related to our retail businesses and certain other receivables. Accounts receivable increased by $14.7 million, or 4.7%, to $328.9 million as of January 29, 2022, compared to $314.1 million at January 30, 2021. On a constant currency basis, accounts receivable increased by $40.7 million, or 12.9%.
•Inventory increased by $73.2 million, or 18.8%, to $462.3 million as of January 29, 2022, from $389.1 million at January 30, 2021. On a constant currency basis, inventory increased by $99.7 million, or 25.6%. This increase reflects our strategy to secure goods in advance in light of the global supply chain disruptions and elongated transit times.
Global Store Count
In fiscal 2022, together with our partners, we opened 160 new stores worldwide, consisting of 90 stores in Europe and the Middle East, 60 stores in Asia and the Pacific, nine stores in the U.S., and one store in Central and South America. Together with our partners, we closed 99 stores worldwide, consisting of 43 stores in Asia and the Pacific, 36 stores in Europe and the Middle East, 15 stores in the U.S., two stores in Canada and three stores in Central and South America.

We ended fiscal 2022 with 1,631 stores and 337 concessions worldwide, comprised as follows:

	Stores			Concessions
Region	Total	Directly Operated	Partner Operated	Total	Directly Operated	Partner Operated
United States	245	245	—	1	—	1
Canada	74	74	—	—	—	—
Central and South America	103	69	34	29	29	—
Total Americas	422	388	34	30	29	1
Europe and the Middle East	779	556	223	50	50	—
Asia and the Pacific	430	124	306	257	99	158
Total	1,631	1,068	563	337	178	159
Of the total 1,631 stores, 1,351 were GUESS? stores, 183 were GUESS? Accessories stores, 59 were G by GUESS (GbG) stores and 38 were MARCIANO stores.

Results of Operations
Fiscal 2022 Compared to Fiscal 2021
Consolidated Results
The following presents our condensed consolidated statements of income (loss) (in thousands, except per share data):

	Fiscal 2022		Fiscal 2021
	$	%	$	%	$ change	% change
Net revenue	$2,591,631	100.0%	$1,876,529	100.0%	$715,102	38.1%
Cost of product sales	1,422,126	54.9%	1,179,427	62.9%	242,699	20.6%
Gross profit	1,169,505	45.1%	697,102	37.1%	472,403	67.8%

Selling, general and administrative expenses	861,578	33.2%	679,958	36.1%	181,620	26.7%
Asset impairment charges	3,149	0.1%	80,442	4.3%	(77,293)	(96.1%)
Net gains on lease modifications	(259)	(0.0%)	(2,801)	(0.1%)	2,542	(90.8%)
Earnings (loss) from operations	305,037	11.8%	(60,497)	(3.2%)	365,534	(604.2%)
Interest expense, net	(21,137)	(0.8%)	(20,632)	(1.1%)	(505)	2.4%
Other expense, net	(30,171)	(1.2%)	(5,950)	(0.3%)	(24,221)	407.1%
Earnings (loss) before income tax expense (benefit)	253,729	9.8%	(87,079)	(4.6%)	340,808	(391.4%)
Income tax expense (benefit)	73,680	2.9%	(6,338)	(0.3%)	80,018	(1262.5%)
Net earnings (loss)	180,049	6.9%	(80,741)	(4.3%)	260,790	(323.0%)
Net earnings attributable to noncontrolling interests	8,686	0.3%	488	0.0%	8,198	1679.9%
Net earnings (loss) attributable to Guess?, Inc.	$171,363	6.6%	$(81,229)	(4.3%)	252,592	(311.0%)

Net earnings (loss) per common share attributable to common stockholders:
Basic	$2.65		$(1.27)		$3.92
Diluted	$2.57		$(1.27)		$3.84

Effective income tax rate	29.0%		7.3%
Net Revenue.   In constant currency, net revenue increased by 37.0%. Approximately 40% of the increase was driven by higher wholesale shipments, 30% from temporary store closures in fiscal 2021, and 20% from higher comparable store revenue. The remaining increase was driven by higher e-commerce, new store development, and licensing revenues, partially offset by permanent store closures. Currency translation fluctuations relating to our foreign operations favorably impacted net revenue by $21.3 million compared to the prior year.

Gross Margin.   Gross margin increased 8.0% for fiscal 2022, compared to fiscal 2021, of which 5.6% was due to lower occupancy rate and 2.3% was due to higher product margin. The favorable decrease in occupancy rate was driven by higher leveraging of expenses by 430 basis points due to higher revenues and the remaining mainly from lower distribution expense. The favorable product margin was driven by 220 basis points in improvement from lower markdowns and 100 basis points in improvement in higher initial markups, offset by 110 basis points in higher freight costs.
Gross Profit.   Gross profit increased by $472.4 million, or 67.8%, compared to $697.1 million in fiscal 2021. Nearly 90% of the increase in gross profit, which included a favorable impact from currency translation, was driven by an increase in higher net revenue and the remaining increase was driven by lower markdowns and higher initial markups, partially offset by higher freight expense. Currency translation fluctuations relating to our foreign operations favorably impacted gross profit by $3.9 million.
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
SG&A Rate. Our SG&A rate decreased 2.9% for fiscal 2022, compared to fiscal 2021. The favorable SG&A rate was driven by 520 basis points favorable impact resulting from an overall leveraging of expenses due to higher revenues partially offset by higher discretionary expenses and performance-based compensation and higher government subsidies received in fiscal 2021.
SG&A Expenses. SG&A expenses increased by $181.6 million for fiscal 2022 compared to fiscal 2021. Approximately 60% of the increase, which included an unfavorable impact from currency translation, was driven by expenses resulting from higher net revenues, 20% from higher discretionary expenses and the remaining increase from higher performance-based compensation and higher government subsidies received in fiscal 2021. Currency translation fluctuations relating to our foreign operations unfavorably impacted SG&A expenses by $9.0 million.
Asset Impairment Charges. During fiscal 2022, we recognized $0.7 million in impairment of certain operating lease right-of-use assets and $2.4 million in impairment of property and equipment related to certain retail locations resulting from lower revenue and future cash flow projections. This compares to $45.4 million in impairment of certain operating lease right-of-use assets and $35.0 million in impairment of property and equipment related to certain retail locations resulting from lower revenue and future cash flow projections from the ongoing effects of the COVID-19 pandemic during fiscal 2021. Currency translation fluctuations relating to our foreign operations favorably impacted asset impairment charges by $0.2 million during fiscal 2022.
Net Gains on Lease Modifications. During fiscal 2022, we recorded net gains on lease modifications of $0.3 million related primarily to the early termination of lease agreements for certain of our retail locations. During fiscal 2021, we recorded net gains on lease modifications of $2.8 million.
Operating Margin. Operating margin increased 15.0% to 11.8% for fiscal 2022, compared to negative 3.2% in fiscal 2021. Lower asset impairment charges recorded during fiscal 2022 favorably impacted operating margin by 4.2% compared to the prior year. Excluding the impact of these items, operating margin improved by 10.9% compared to the prior year. The favorable operating margin was driven by 700 basis points leveraging of expenses, 220 basis points from lower markdowns, and 100 basis points from higher initial markups. The positive impact of currency on operating margin for fiscal 2022 was approximately 10 basis points.
Earnings (Loss) from Operations. Earnings from operations was $305.0 million for fiscal 2022, compared to loss from operations of $60.5 million in fiscal 2021. Currency translation fluctuations relating to our foreign operations unfavorably impacted earnings from operations by $4.9 million.

Interest Expense, Net.   Interest expense, net, was $21.1 million for fiscal 2022, compared to $20.6 million in fiscal 2021. The increase in interest expense was due primarily to higher amortization of debt discount and higher interest expense related to our convertible senior notes.
Other Expense, Net.   Other expense, net, was $30.2 million for fiscal 2022, compared to $6.0 million for fiscal 2021. The change was driven by market volatility which resulted in higher unrealized losses on the translation of foreign currency balances compared to prior year.
Income Tax Expense (Benefit).  Income tax expense for fiscal 2022 was $73.7 million, or a 29% effective income tax rate, compared to income tax benefit of $6.3 million, or a 7.3% effective income tax rate, in fiscal 2021. The change in the effective income tax rate was due primarily to a shift in the distribution of earnings among our tax jurisdictions and the reduction in valuation reserves during fiscal 2022, compared to the prior year.
Net Earnings Attributable to Noncontrolling Interests.   Net earnings attributable to noncontrolling interests for fiscal 2022 was $8.7 million, net of taxes, compared to $0.5 million, net of taxes, in fiscal 2021.
Net Earnings (Loss) Attributable to Guess?, Inc.   Net earnings attributable to Guess?, Inc. for fiscal 2022 increased $252.6 million, compared to net loss attributable to Guess?, Inc. in fiscal 2021. Diluted EPS increased $3.84 for fiscal 2022, compared to diluted loss per share in fiscal 2021. We estimate a net positive impact from share buybacks and our convertible senior notes transaction of $0.06 for fiscal 2022. We also estimate a negative impact of currency on diluted earnings per share for fiscal 2022 was approximately $0.19 per share.
Refer to “Non-GAAP Measures” for an overview of our non-GAAP, or adjusted, financial results for fiscal 2022 and fiscal 2021. Excluding the impact of these non-GAAP items, adjusted net earnings attributable to Guess?, Inc. increased $199.2 million and adjusted diluted EPS increased $2.99 for the fiscal 2022 compared to adjusted net loss attributable to Guess?, Inc. and adjusted diluted loss per share for fiscal 2021. We estimate our share buybacks and convertible notes transaction had a net positive impact of $0.08 and currency had a negative impact of $0.19 on adjusted diluted EPS during fiscal 2022 when compared to fiscal 2021.

Information by Business Segment
The following presents our net revenue and earnings (loss) from operations by segment (dollars in thousands):

	Fiscal 2022	Fiscal 2021	$ change	% change
Net revenue:
Americas Retail	$759,117	$510,806	$248,311	48.6%
Americas Wholesale	201,202	117,607	83,595	71.1%
Europe	1,297,550	941,546	356,004	37.8%
Asia	237,053	232,574	4,479	1.9%
Licensing	96,709	73,996	22,713	30.7%
Total net revenue	$2,591,631	$1,876,529	715,102	38.1%
Earnings (loss) from operations:
Americas Retail	$124,902	$(15,776)	140,678	(891.7%)
Americas Wholesale	53,731	19,912	33,819	169.8%
Europe	174,860	66,790	108,070	161.8%
Asia	(4,114)	(20,758)	16,644	(80.2%)
Licensing	88,136	67,938	20,198	29.7%
Total segment earnings from operations	437,515	118,106	319,409	270.4%
Corporate overhead	(129,588)	(100,962)	(28,626)	28.4%
Asset impairment charges	(3,149)	(80,442)	77,293	(96.1%)
Net gains on lease modifications	259	2,801	(2,542)	(90.8%)
Total earnings (loss) from operations	$305,037	$(60,497)	365,534	604.2%
Operating margins:
Americas Retail	16.5%	(3.1%)
Americas Wholesale	26.7%	16.9%
Europe	13.5%	7.1%
Asia	(1.7%)	(8.9%)
Licensing	91.1%	91.8%
Total Company	11.8%	(3.2%)
Americas Retail
Net revenue from our Americas Retail segment increased by $248.3 million for fiscal 2022, compared to fiscal 2021. In constant currency, net revenue increased by 47.1% compared to the prior year. Approximately 60% of the increase was driven by temporary store closures in the prior year and 40% of the increase was driven by increases in comparable store sales. Excluding the impact from the temporary store closures, the store base for the U.S. and Canada decreased by an average of 23 net stores in fiscal 2022 compared to the prior year, resulting in a 5.5% net decrease in average square footage. Currency translation fluctuations relating to our non-U.S. retail stores and e-commerce sites favorably impacted net revenue by $7.8 million.
Operating margin increased 19.6% for fiscal 2022, compared to fiscal 2021. Approximately 1,300 basis points of the increase was driven by leveraging of expenses, 480 basis points from lower markdowns, and 270 basis points from higher initial markups.
Earnings from operations from our Americas Retail segment increased by $140.7 million for fiscal 2022 compared to loss from operations for fiscal 2021. Approximately 70% of the increase was driven by higher net revenues, 25% from lower markdowns, and the remaining from higher initial markups.

Americas Wholesale
Net revenue from our Americas Wholesale segment increased by $83.6 million for fiscal 2022, compared to fiscal 2021. In constant currency, net revenue increased by 67.8% compared to the prior year. Approximately 80% of the increase was driven by our U.S. wholesale business due mainly to higher demand. Additionally, Canada and Mexico wholesale each contributed approximately 10% to the overall increase. Currency translation fluctuations relating to our non-U.S. wholesale businesses favorably impacted net revenue by $3.8 million.
Operating margin increased 9.8% for fiscal 2022, compared to fiscal 2021, due primarily to leveraging of expenses and higher initial markups. The increase was driven by 950 basis points improvement resulting from leveraging of expenses, 110 basis points from higher initial markups, partially offset by higher freight costs.
Earnings from operations from our Americas Wholesale segment increased by $33.8 million for fiscal 2022, compared to fiscal 2021. Nearly the entire increase was driven primarily by the favorable impact on earnings from higher revenue. Approximately 5% of the increase was driven by higher initial markups, partially offset by higher freight costs.
Europe
Net revenue from our Europe segment increased by $356.0 million for fiscal 2022, compared to fiscal 2021. In constant currency, net revenue increased by 37.1% compared to the prior year. Approximately 60% of the increase was driven by higher wholesale shipments, partly due to a favorable shift of shipments from fiscal 2021 into fiscal 2022, 20% from temporary store closures in fiscal 2021, 10% from higher e-commerce, and 5% from higher comparable store sales. Net store development contributed a favorable 5% to the overall increase, partially offset by permanent store closures. Currency translation fluctuations relating to our European operations favorably impacted net revenue by $6.4 million.
Operating margin increased 6.4% for fiscal 2022, compared to fiscal 2021. The increase was driven by a 980 basis points improvement due to overall leveraging of expenses, 160 basis points from lower markdowns, and 80 basis points in occupancy costs. The increase was partially offset by 260 basis points in discretionary expenses, 190 basis points from higher freight expense, and 130 basis points from higher government subsidies received in fiscal 2021.
Earnings from operations from our Europe segment increased by $108.1 million for fiscal 2022, compared to fiscal 2021. Approximately 140% of the increase was driven by higher revenue, 20% from lower markdowns, and 10% from lower occupancy expenses. This was partially offset by an unfavorable 30% impact from high discretionary expenses, 20% from higher freight expense, and 15% from government subsidies received in fiscal 2021. Currency translation fluctuations relating to our European operations unfavorably impacted earnings from operations by $6.8 million.
Asia
Net revenue from our Asia segment increased by $4.5 million for fiscal 2022, compared to fiscal 2021. In constant currency, net revenue increased by 0.5% compared to the prior year. Approximately 250% of the increase was driven by new store development, 120% from higher e-commerce, 80% from temporary closures in the prior year, and 80% from increases comparable store sales. This was partially offset by a 220% decrease driven by permanent store closures and 200% decrease driven by lower wholesale shipments. Currency translation fluctuations relating to our Asian operations favorably impacted net revenue by $3.3 million.
Operating margin improved 7.2% to negative 1.7% for fiscal 2022, from negative 8.9% in fiscal 2021. Approximately 490 basis points of the improvement was driven by business mix and 340 basis points from nonrecurring obsolescence reserves from fiscal 2021, partially offset by 130 basis points from decrease from nonrecurring one time benefits in occupancy and government subsidies received in fiscal 2021.
Loss from operations from our Asia segment was $4.1 million for fiscal 2022, compared to loss of $20.8 million in fiscal 2021. Approximately 50% of the improvement was driven by business mix and the remainder was mainly driven by nonrecurring obsolescence reserves. Currency translation fluctuations relating to our Asian operations unfavorably impacted loss from operations by $0.8 million.

Licensing
Net royalty revenue from our Licensing segment increased by $22.7 million for fiscal 2022, compared to in fiscal 2021. Earnings from operations from our Licensing segment increased by $20.2 million for fiscal 2022, from fiscal 2021. The increase was driven by the favorable impact to earnings from higher revenue.
Corporate Overhead
Unallocated corporate overhead increased by $28.6 million for fiscal 2022, compared to fiscal 2021. Approximately 65% of the increase was driven by performance-based compensation and the remaining from higher overall discretionary expenses.
Fiscal 2021 Compared to Fiscal 2020
The comparison of fiscal 2021 to fiscal 2020 has been omitted from this Form 10-K, but can be referenced in our Form 10-K for fiscal 2021, filed with the SEC on April 9, 2021.
Non-GAAP Measures
Our reported financial results are presented in accordance with GAAP. The reported net earnings (loss) attributable to Guess?, Inc. and diluted earnings (loss) per share in fiscal 2022 and fiscal 2021 reflect the impact of certain professional service and legal fees and related (credits) costs, certain separation charges, asset impairment charges, net gains on lease modifications, non-cash amortization of debt discount on our convertible senior notes, the related income tax impacts of these adjustments as well as certain discrete income tax adjustments, where applicable. Fiscal 2021 also includes the impact from changes in the income tax law on deferred income taxes in certain tax jurisdictions, net income tax settlements and adjustments to specific uncertain income tax positions.
These items affect the comparability of our reported results. The financial results are also presented on a non-GAAP basis, as defined in Section 10(e) of Regulation S-K of the SEC, to exclude the effect of these items. We believe that these “non-GAAP” or “adjusted” financial measures are useful for investors to evaluate the comparability of our operating results and our future outlook when reviewed in conjunction with our GAAP financial statements.
A reconciliation of reported GAAP results to comparable non-GAAP results follows (in thousands, except per share data):

	Fiscal 2022	Fiscal 2021
Reported GAAP net earnings (loss) attributable to Guess?, Inc.	$171,363	$(81,229)
Certain professional service and legal fees and related (credits) costs[1]	2,652	(565)
Separation charges[2]	—	3,413
Asset impairment charges[3]	3,149	80,442
Net gains on lease modifications[4]	(259)	(2,801)
Amortization of debt discount[5]	11,125	10,394
Discrete income tax adjustments[6]	10,630	4,053
Income tax impact from adjustments[7]	(3,973)	(18,228)
Total adjustments affecting net earnings (loss) attributable to Guess?, Inc.	23,324	76,708
Adjusted net earnings (loss) attributable to Guess?, Inc.	$194,687	$(4,521)

Net earnings (loss) per common share attributable to common stockholders:
GAAP diluted	$2.57	$(1.27)
Adjusted diluted	$2.92	$(0.07)
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

3    Amounts represent asset impairment charges related primarily to impairment of operating lease right-of-use assets and property and equipment related to certain retail locations resulting from lower revenue and future cash flow projections from the effects of the COVID-19 pandemic and expected store closures.
4    Amounts recorded represent net gains on lease modifications related primarily to the early termination of certain lease agreements.
5    In April 2019, we issued the Notes in a private offering. We have separated the Notes into liability (debt) and equity (conversion option) components. The debt discount, which represents an amount equal to the fair value of the equity component, is amortized as non-cash interest expense over the term of the Notes.
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
Liquidity and Capital Resources
We need liquidity globally primarily to fund our working capital, occupancy costs, interest payments on our debt, remodeling and rationalization of our retail stores, shop-in-shop programs, concessions, systems, infrastructure, compensation expenses, other existing operations, expansion plans, international growth and potential acquisitions and investments. If we experience a sustained decrease in consumer demand related to the COVID-19 pandemic, we may require access to additional credit, which may not be available to us on commercially acceptable terms, or at all. Generally, our working capital needs are highest during the late summer and fall as our inventories increase before the holiday selling period. In addition, in the U.S., we need liquidity to fund share repurchases, including our 2022 ASR Contract, and payment of dividends to our stockholders.
During fiscal 2022, we relied primarily on trade credit, available cash, real estate and other operating leases, finance leases, proceeds from our credit facilities and term loans and internally generated funds to finance our operations. We anticipate we will be able to satisfy our ongoing cash requirements during the next 12 months for working capital, capital expenditures, payments on our debt, finance leases and operating leases, as well as lease modification payments, potential acquisitions and investments, expected income tax payments, and share repurchases and dividend payments to stockholders, primarily with cash flow from operations and existing cash balances as supplemented by borrowings under our existing Credit Facilities and proceeds from our term loans, as needed. (Such arrangements are described further in “Part IV. Financial Statements – Note 8 – Borrowings and Finance Lease Obligations” in this Form 10-K.) Due to the seasonality of our business and cash needs, we may increase borrowings under our established credit facilities or enter new credit facilities from time-to-time, during the next 12 months and beyond. We are currently considering entering into a long-term revolving credit agreement through our European subsidiary. This agreement, if executed, would replace the existing credit facilities in our European subsidiary.
We expect to settle the principal amount of our outstanding Notes in 2024 in cash and any excess in shares. Our outstanding Notes may be converted at the option of the holders as described in “Part IV. Financial Statements – Note 10 – Convertible Senior Notes and Related Transactions.” As of January 29, 2022, none of the conditions allowing holders of the convertible notes to convert had been met. Pursuant to one of these conditions, if our stock trading price exceeds 130% of the initial conversion price of the convertible notes of $25.78 for at least 20 trading days during the 30 consecutive trading-day period ending on, and including, the last trading day of any calendar quarter, holders of the convertible notes would have the right to convert their convertible notes during the next calendar quarter.
In connection with the increase to the quarterly cash dividend, we will adjust the conversion price (which is expected to decrease) of the Notes in accordance with the terms of the indenture governing the Notes. Upon conversion, we will pay or deliver, as the case may be, cash, shares of our common stock or a combination of cash and shares of our common stock, at our election, in the manner and subject to the terms and conditions provided in the indenture governing the Notes. The convertible note hedge transaction we entered into in connection with our issuance of the Notes is expected generally to reduce the potential dilution upon conversion of the convertible notes and/or offset any cash payments we are required to make in excess of the principal amount of convertible notes that are converted, as the case may be. (Such arrangements are described further in “Part IV. Financial Statements – Note 10 – Convertible Senior Notes and Related Transactions” in this Form 10-K.)
On March 27, 2020, the U.S. government enacted the CARES Act to provide economic relief from the COVID-19 pandemic. Among other provisions, the CARES Act allows for a full offset of taxable income in a five-year carryback period for net operating losses, which will reduce current period income tax expense and may result in a refund of previously paid income tax amounts at higher historical income tax rates. For the year ended January 30, 2021, we recognized a tax benefit of $0.9 million related to the CARES Act.
We have a balance related to the 2017 Tax Cuts and Jobs Act (the “Tax Reform”) transition tax included in other long-term liabilities of $19.9 million (excluding related interest) as of January 29, 2022 and January 30, 2021. Refer to “Part IV. Financial Statements – Note 12 – Income Taxes” for further detail.
We have historically considered the undistributed earnings of our foreign subsidiaries to be indefinitely reinvested. As a result of the Tax Reform, we had a substantial amount of previously taxed earnings that could be distributed to the U.S. without additional U.S. taxation. We continue to evaluate our plans for reinvestment or repatriation of unremitted foreign earnings and regularly review our cash positions and determination of permanent reinvestment of foreign earnings. If we determine that all or a portion of such foreign earnings are no longer indefinitely reinvested, we may be subject to additional foreign withholding taxes and U.S. state income taxes, beyond the one-time transition tax. As of January 29, 2022, we determined that approximately $7.4 million of such foreign earnings are no longer indefinitely reinvested. The incremental income tax cost to repatriate these earnings to the U.S. is immaterial. We intend to indefinitely reinvest the remaining earnings from our foreign subsidiaries for which a deferred income tax liability has not already been recorded. It is not practicable to estimate the amount of income tax that might be payable if these earnings were repatriated due to the complexities associated with the hypothetical calculation. As of January 29, 2022, we had cash and cash equivalents of $415.6 million, of which approximately $178.2 million was held in the U.S.
Excess cash and cash equivalents, which represent the majority of our outstanding cash and cash equivalents balance, are held primarily in overnight deposit and short-term time deposit accounts and money market accounts. Refer to “Part I, Item 1A. Risk Factors” for a discussion of risk factors which could reasonably be likely to result in a decrease of internally generated funds available to finance capital expenditures and working capital requirements.
COVID-19 Impact on Liquidity
Refer to the “—COVID-19 Business Update” section and in “Part IV. Financial Statements – Note 1 – Description of the Business and Summary of Significant Accounting Policies and Practices” for a discussion of the impact from the COVID-19 pandemic on our financial performance and our liquidity.

In light of store closures and reduced traffic in stores, we took certain actions with respect to certain of our existing leases, including engaging with landlords to discuss rent deferrals, as well as other rent concessions. Throughout the COVID-19 pandemic, we suspended rental payments and/or paid reduced rental amounts with respect to our retail stores that were closed or experiencing drastically reduced customer traffic as a result of the COVID-19 pandemic. During fiscal 2022 and fiscal 2021, we successfully negotiated with several landlords, including some of our larger landlords, and have received rent abatement benefits, as well as new lease terms for some of our affected leases. We continue to engage in discussions with additional affected landlords in an effort to achieve appropriate rent relief and other lease concessions and, in some cases, to terminate existing leases. In a few instances, where negotiations with landlords have proven unsuccessful, we are engaged in litigation related to rent obligations both during the COVID-19 pandemic and through the term of the lease.
Fiscal 2022 Compared to Fiscal 2021
Operating Activities
Net cash provided by operating activities was $131.6 million for the fiscal year ended January 29, 2022, compared to $209.1 million for the fiscal year ended January 30, 2021, or a decrease of $77.4 million. The deterioration was driven primarily by unfavorable changes in working capital and higher income tax payments, partially offset by higher cash flows generated from net earnings. The unfavorable changes in working capital were due primarily to higher inventory as we placed orders earlier in order to mitigate some of the supply chain disruptions and higher accounts receivable driven by higher wholesale shipments. Cash flows generated from net earnings were negatively impacted by $107.2 million U.S. income tax payment related to the intra-entity transfer of intellectual property rights transaction during fiscal 2022.
Investing Activities
Net cash used in investing activities was $62.3 million for the fiscal year ended January 29, 2022, compared to $22.2 million for the fiscal year ended January 30, 2021. Net cash used in investing activities related primarily to investments in technology and other infrastructure and, to a lesser extent, existing store remodel programs and international retail expansion.
The increase in cash used in investing activities was driven primarily by higher retail remodel and international expansion costs and higher strategic investments in technology during fiscal 2022 compared to fiscal 2021. During the fiscal year ended January 29, 2022, we opened 87 directly operated stores compared to 22 directly operated stores that were opened in the prior year.
Financing Activities
Net cash used in financing activities was $97.0 million for the fiscal year ended January 29, 2022, compared to $9.9 million for the fiscal year ended January 30, 2021. Net cash used in financing activities related primarily to repurchases in our common stock under our equity plan, repayments on borrowings and finance lease obligations and payment of dividends.
The increase in cash used in financing activities was driven primarily by lower proceeds received from borrowings, higher payment of dividends and higher share repurchases, partially offset by lower repayments of borrowings and finance lease obligations during fiscal 2022 compared to the prior year.
Effect of Exchange Rates on Cash, Cash Equivalents and Restricted Cash
During the fiscal year ended January 29, 2022, changes in foreign currency translation rates decreased our reported cash, cash equivalents and restricted cash balance by $26.1 million. This compares to an increase of $7.5 million in cash, cash equivalents and restricted cash driven by changes in foreign currency translation rates during the fiscal year ended January 30, 2021.
Working Capital
As of January 29, 2022, we had net working capital (including cash and cash equivalents) of $466.2 million, compared to $470.0 million at January 30, 2021.
Our primary working capital needs are for the current portion of lease liabilities, accounts receivable and inventory. The accounts receivable balance consists of trade receivables relating primarily to our wholesale business in Europe and, to a lesser extent, to our wholesale businesses in the Americas and Asia, royalty receivables relating to our licensing operations, credit card and retail concession receivables related to our retail businesses and certain other receivables. Accounts receivable increased by $14.7 million, or 4.7%, to $328.9 million as of January 29, 2022, compared to $314.1 million at January 30, 2021. On a constant currency basis, accounts receivable increased by $40.7 million, or 12.9%, when compared to January 30, 2021. As of January 29, 2022, approximately 50% of our total net trade receivables and 64% of our European net trade receivables were subject to credit insurance coverage, certain bank guarantees or letters of credit for collection purposes. Our credit insurance coverage contains certain terms and conditions specifying deductibles and annual claim limits. Inventory increased by $73.2 million, or 18.8%, to $462.3 million as of January 29, 2022, from $389.1 million at January 30, 2021. On a constant currency basis, inventory increased by $99.7 million, or 25.6%, when compared to January 30, 2021, driven primarily by management initiatives to mitigate supply chain disruptions, including accelerating product orders.
Material Cash Requirements
The following summarizes our material cash requirements for known contractual and other obligations as of January 29, 2022 and the effects such obligations are expected to have on liquidity and cash flow in future periods (in thousands):

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Contractual Obligations:
Short-term borrowings	$12,201	$12,201	$—	$—	$—
Convertible senior notes, net[1,2]	315,000	6,000	309,000	—	—
Long-term debt, excluding convertible senior notes, net[1]	71,408	26,186	26,330	18,892	—
Finance lease obligations[1]	25,611	6,872	11,607	6,444	688
Operating lease obligations[3]	856,246	218,407	292,639	167,878	177,322
Purchase obligations[4]	258,612	258,612	—	—	—
Benefit obligations[5]	81,765	2,882	5,444	8,428	65,011
Total	$1,620,843	$531,160	$645,020	$201,642	$243,021

Other commercial commitments[6]	$10,063	$3,600	$3,136	$3,327	$—
______________________________________________________________________
1Includes interest payments.
2In April 2019, we issued the Notes in a private offering. Refer to “Part IV. Financial Statements – Note 10 – Convertible Senior Notes and Related Transactions” for further detail.
3We have elected the practical expedient to not separate non-lease components from lease components in the measurement of liabilities for our directly-operated real estate leases. As such, this amount reflects operating lease costs that are considered in the measurement of the related operating lease liabilities, which may include fixed payments related to rent, insurance, property taxes, sales promotion, common area maintenance and certain utility charges, where applicable. This does not include variable lease costs that are excluded from the measurement of the operating lease liabilities, such as those charges that are based on a percentage of annual sales volume or estimates. In fiscal 2022, these variable charges totaled $77.5 million. Refer to “Part IV. Financial Statements – Note 9 – Lease Accounting” for further detail.
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
6Consists of standby letters of credit for rent guarantees, workers’ compensation and general liability insurance.
Excluded from the above contractual obligations table is the noncurrent liability for unrecognized tax benefits, including penalties and interest, of $57.5 million. This liability for unrecognized tax benefits has been excluded because we cannot make a reliable estimate of the period in which the liability will be settled, if ever.

The above table also excludes current liabilities (other than short-term borrowings) as these amounts will be paid within one year and certain long-term liabilities that do not require cash payments.
Off-Balance Sheet Arrangements
Other than certain obligations and commitments included in the table above, we did not have any material off-balance sheet arrangements as of January 29, 2022.
Capital Expenditures
Gross capital expenditures totaled $63.5 million, before deducting lease incentives of $3.1 million, for the fiscal year ended January 29, 2022. This compares to gross capital expenditures of $18.9 million, before deducting lease incentives of $2.3 million, for the fiscal year ended January 30, 2021.
We will periodically evaluate strategic acquisitions and alliances and pursue those that we believe will support and contribute to our overall growth initiatives.
Dividends
On March 16, 2022, we announced a regular quarterly cash dividend of $0.225 per share on our common stock. The cash dividend will be paid on April 15, 2022 to shareholders of record as of the close of business on March 30, 2022. On November 23, 2021, we announced an increase to our regular quarterly cash dividend from $0.1125 to $0.225 per share on our common stock. In connection with the increase to the quarterly cash dividend, we will adjust the conversion rate (which is expected to increase) and the conversion price (which is expected to decrease) of the Notes in accordance with the terms of the indenture governing the Notes. Refer to “Part IV. Financial Statements - Note 10 - Convertible Senior Notes and Related Transactions” in this Form 10-K for disclosures about the Notes.
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
Share Repurchases
On August 23, 2021, our Board of Directors terminated the previously authorized 2012 share repurchase program (which had $47.8 million capacity remaining) and authorized a new program (the “2021 Share Repurchase Program”) to repurchase, from time-to-time and as market and business conditions warrant, up to $200 million of our common stock. As of January 29, 2022, we had remaining authority under the 2021 Share Repurchase Program to purchase $149.0 million of our common stock. On March 14, 2022, the Board of Directors expanded its repurchase authorization by $100 million, leaving a new capacity of $249.0 million.
Repurchases under the program may be made on the open market or in privately negotiated transactions, pursuant to Rule 10b5-1 trading plans or other available means. There is no minimum or maximum number of shares to be repurchased under the program, which may be discontinued at any time, without prior notice. During fiscal 2022, we repurchased 2,289,292 shares under the program at an aggregate cost of $51.0 million. During fiscal 2021, we repurchased 4,000,000 shares under the previous program at an aggregate cost of $38.8 million. During fiscal 2020, we repurchased 16,739,740 shares at an aggregate cost of $288.1 million, which is inclusive of the shares repurchased under the April 26, 2019 ASR Contract.
On March 18, 2022, pursuant to existing stock repurchase authorizations, we entered into the 2022 ASR Contract to repurchase an aggregate of $175.0 million of our common stock. Refer to “Part IV. Financial Statements – Note 24 – Subsequent Events” in this Form 10-K.
Borrowings and Finance Lease Obligations
Refer to “Part IV. Financial Statements – Note 8 – Borrowings and Finance Lease Obligations” in this Form 10-K for disclosures about our borrowings and finance lease obligations.

Supplemental Executive Retirement Plan
On August 23, 2005, our Board of Directors adopted a Supplemental Executive Retirement Plan (“SERP”) which became effective January 1, 2006. The SERP provides select employees who satisfy certain eligibility requirements with certain benefits upon retirement, termination of employment, death, disability or a change in control of us, in certain prescribed circumstances.
As a non-qualified pension plan, no dedicated funding of the SERP is required; however, we have made periodic payments into insurance policies held in a rabbi trust to fund the expected obligations arising under the non-qualified SERP. The amount of any future payments into the insurance policies, if any, may vary depending on investment performance of the trust. The cash surrender values of the insurance policies were $70.9 million and $72.1 million as of January 29, 2022 and January 30, 2021, respectively, and were included in other assets in our consolidated balance sheets. As a result of changes in the value of the insurance policy investments, we recorded unrealized gains of $0.6 million, $6.1 million and $7.6 million in other income (expense) during fiscal 2022, fiscal 2021 and fiscal 2020, respectively. The projected benefit obligation was $49.4 million and $52.3 million as of January 29, 2022 and January 30, 2021, respectively, and was included in accrued expenses and other long-term liabilities in our consolidated balance sheets depending on the expected timing of payments. SERP benefit payments of $1.9 million and $1.7 million were made during fiscal 2022 and fiscal 2021, respectively.
Employee Stock Purchase Plan
Our qualified employee stock purchase plan (“ESPP”) allows qualified employees (as defined) to participate in the purchase of designated shares of our common stock at a price equal to 85% of the lower of the closing price at the beginning or end of each quarterly stock purchase period. We have 4,000,000 shares of common stock registered under the ESPP. During the year ended January 29, 2022, 38,144 shares of our common stock were issued pursuant to the ESPP at an average price of $11.81 per share for a total of $0.5 million.
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
We believe that the following significant accounting policies involve a higher degree of judgment and complexity. In addition to the accounting policies mentioned below, refer to “Part IV. Financial Statements – Note 1 – Description of the Business and Summary of Significant Accounting Policies and Practices” in this Form 10-K for other significant accounting policies.
Allowances for Doubtful Accounts
In the normal course of business, we grant credit directly to certain wholesale customers after a credit analysis is performed based on financial and other criteria. Accounts receivable are recorded net of an allowance for doubtful accounts. We maintain allowances for doubtful accounts for estimated losses that result from the inability of our wholesale customers to make their required payments. We base our allowances on analysis of the aging of accounts receivable at the date of the financial statements, assessments of historical and current collection trends, an evaluation of the impact of current economic conditions and whether we obtained credit insurance or other guarantees which are not considered freestanding against the related account receivable balances.

Sales Return Allowances
We accrue for estimated sales returns in the period in which the related revenue is recognized. To recognize the financial impact of sales returns, we estimate the amount of goods that will be returned based on historical experience and current trends and reduce sales and cost of sales accordingly. Our policy allows retail customers in certain regions a grace period to return merchandise following the date of sale. Substantially all of these returns are considered to be resalable at a price that exceeds the cost of the merchandise. We include the allowance for sales returns in accrued expenses and the estimated cost associated with such sales returns within other current assets in our consolidated balance sheet.
Markdown Allowances
Costs associated with customer markdowns are recorded as a reduction to revenues and any amounts unapplied to existing receivables are included in accrued expenses. Historically, these markdown allowances resulted from seasonal negotiations with our wholesale customers, as well as historical trends and the evaluation of the impact of current economic conditions.
Gift Cards
Gift card breakage is income recognized due to the non-redemption of a portion of gift cards sold by us for which a liability was recorded in prior periods. Gifts cards are mainly used in the U.S. and Canada. We issue our gift cards in the U.S. and Canada through one of our subsidiaries and are not required by law to escheat the value of unredeemed gift cards to the state in which the subsidiary is domiciled. Estimated breakage amounts are accounted for under the redemption recognition method and are classified as additional net revenues as the gift cards are redeemed. We determined a gift card breakage rate based upon historical redemption patterns, which represented the cumulative estimated amount of gift card breakage from the inception of the electronic gift card program in late 2002. Any future revisions to the estimated breakage rate may result in changes in the amount of breakage income recognized in future periods.
Loyalty Programs
We have customer loyalty programs in North America, Europe and Asia which cover all of our brands. Under certain of the programs, primarily in the U.S. and Canada, customers accumulate points based on purchase activity. Once a loyalty program member achieves a certain point level, the member earns awards that may only be redeemed for merchandise. Unredeemed points generally expire after six months without additional purchase activity and unredeemed awards generally expire after two months. Where applicable, we allocate a portion of the transaction price from sales in our direct-to-consumer channel to our loyalty program by using historical redemption rates to estimate the value of future award redemptions. This amount is accrued in current liabilities and recorded as a reduction of net revenue in the period which the related revenue is recognized.
Inventory Reserves
Inventories are valued at the lower of cost (primarily weighted average method) or net realizable value. We continually evaluate our inventories by assessing slow moving product as well as prior seasons’ inventory. Net realizable value of aged inventory is estimated based on historical sales trends for each product line category, the impact of market trends, an evaluation of economic conditions, available liquidation channels and the value of current orders relating to the future sales of this type of inventory. We closely monitor off-price sales to ensure the actual results closely match initial estimates. Estimates are regularly updated based upon this continuing review.
Share-Based Compensation
We recognize compensation expense for all share-based awards granted based on the grant date fair value. The fair value of each stock option is estimated on the grant date using the Black-Scholes option-pricing model and involves several assumptions, including the risk-free interest rate, expected volatility, dividend yield and expected life. The risk-free interest rate is based on the U.S. Treasury yield curve in effect for the expected term of the option at the time of grant. The expected stock price volatility is determined based on an average of both historical volatility and implied volatility. Implied volatility is derived from exchange traded options on our common stock. The expected dividend yield is based on our history and expectations of dividend payouts. The expected life is determined based on historical trends. Compensation expense for nonvested stock options and stock awards/units that are not subject to performance-based vesting conditions is recognized on a straight-line basis over the vesting period. We have elected to account for forfeitures as they occur.
In addition, we have granted certain nonvested units that require certain minimum performance targets to be achieved in order for these awards to vest. Vesting is also subject to continued service requirements through the vesting date. Compensation expense for performance-based awards that vest in increments is recognized based on an accelerated attribution method. If the minimum performance targets are not forecasted to be achieved, no expense is recognized during the period.
We have also granted certain nonvested stock units which are subject to market-based performance targets in order for these units to vest. Vesting is also subject to continued service requirements through the vesting date. The grant date fair value for such nonvested stock units was estimated using a Monte Carlo simulation that incorporates option-pricing inputs covering the period from the grant date through the end of the performance period. Compensation expense for such nonvested stock units is recognized on a straight-line basis over the vesting period, regardless of whether the market condition is satisfied.
Certain restricted stock units vest immediately but are considered contingently returnable as a result of certain service conditions. Compensation expense for these types of restricted stock units are recognized on a straight-line basis over the implied service period.
Derivatives
Foreign Exchange Currency Contracts
We operate in foreign countries, which exposes us to market risk associated with foreign currency exchange rate fluctuations. We have entered into certain forward contracts to hedge the risk of foreign currency rate fluctuations. We have elected to apply the hedge accounting rules in accordance with authoritative guidance for certain of these hedges.
Our primary objective is to hedge the variability in forecasted cash flows due to the foreign currency risk. Various transactions that occur primarily in Europe, Canada, South Korea, China, Hong Kong, and Mexico are denominated in U.S. dollars, British pounds and Russian roubles and thus are exposed to earnings risk as a result of exchange rate fluctuations when converted to their functional currencies. These types of transactions include U.S. dollar-denominated purchases of merchandise and U.S. dollar- and British pound-denominated intercompany liabilities. In addition, certain operating expenses, tax liabilities and pension-related liabilities are denominated in Swiss francs and are exposed to earnings risk as a result of exchange rate fluctuations when converted to the functional currency. Further, there are certain real estate leases which are denominated in a currency other than the functional currency of the respective entity that entered into the agreement (primarily Swiss francs, Russian roubles and Polish zloty). As a result, we may be exposed to volatility related to unrealized gains or losses on the translation of present value of future lease payment obligations when translated at the exchange rate as of a reporting period-end. We enter into derivative financial instruments, including forward exchange currency contracts, to offset some but not all of the exchange risk on certain of these anticipated foreign currency transactions. Changes in the fair value of forward contracts designated as cash flow hedges are recorded as a component of accumulated other comprehensive income (loss) within stockholders’ equity and are recognized in cost of product sales in the period which approximates the time the hedged merchandise inventory is sold.
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

Interest Rate Swap Agreements
We are exposed to interest rate risk on our floating-rate debt. We have entered into interest rate swap agreements to effectively convert our floating-rate debt to a fixed-rate basis. The principal objective of these contracts is to eliminate or reduce the variability of the cash flows in interest payments associated with our floating-rate debt, thus reducing the impact of interest rate changes on future interest payment cash flows. We have elected to apply the hedge accounting rules in accordance with authoritative guidance for certain of these contracts. Changes in the fair value of interest rate swap agreements designated as cash flow hedges are recorded as a component of accumulated other comprehensive income (loss) within stockholders’ equity and are amortized to interest expense over the term of the related debt.
Periodically, we may also enter into interest rate swap agreements that are not designated as hedging instruments for accounting purposes. Changes in the fair value of interest rate swap agreements not designated as hedging instruments are reported in net earnings (loss) as part of other income (expense).
Income Taxes
We adopted authoritative guidance which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of an income tax position taken or expected to be taken in an income tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. Guidance was also provided on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.
Our continuing practice is to recognize interest and penalties related to income tax matters in income tax expense. As required under applicable accounting rules, we accrue an amount for our estimate of additional income tax liability which, more likely than not, we will incur as a result of the ultimate resolution of income tax audits (“uncertain tax positions”). We review and update the estimates used in the accrual for uncertain income tax positions, as appropriate, as more definitive information or interpretations become available from taxing authorities, upon completion of income tax audits, upon receipt of assessments, upon expiration of statutes of limitation, or upon occurrence of other events. The results of operations and financial position for future periods could be impacted by changes in assumptions or resolutions of tax audits.
Deferred income tax assets and liabilities are determined based on differences between financial reporting bases and tax bases of assets and liabilities and are measured using the enacted tax rates expected to apply to taxable income in the periods in which the deferred income tax asset or liability is expected to be realized or settled. Deferred income tax assets are reduced by valuation allowances if we believe it is more likely than not that some portion or the entire asset will not be realized. We have historically considered the undistributed earnings of our foreign subsidiaries to be indefinitely reinvested. As a result of the Tax Reform, we had a substantial amount of previously taxed earnings that could be distributed to the U.S. without additional material U.S. taxation. We continue to evaluate our plans for reinvestment or repatriation of unremitted foreign earnings and regularly review our cash positions and determination of permanent reinvestment of foreign earnings. If we determine that all or a portion of such foreign earnings are no longer indefinitely reinvested, we may be subject to additional foreign withholding taxes and U.S. state income taxes, beyond the one-time transition tax. For example, as of January 29, 2022, we determined that approximately $7.4 million of such foreign earnings are no longer indefinitely reinvested. The incremental tax cost to repatriate these earnings to the U.S. is immaterial. We intend to indefinitely reinvest the remaining earnings from our foreign subsidiaries for which a deferred income tax liability has not already been recorded. It is not practicable to estimate the amount of income tax that might be payable if these earnings were repatriated due to the complexities associated with the hypothetical calculation.
We completed an intra-entity transfer of intellectual property rights from a U.S. entity to a wholly-owned Swiss subsidiary, more closely aligning our intellectual property rights with our business operations. This transaction resulted in a taxable gain and income tax expense in the U.S. The U.S. taxable gain and income tax expense generated by this intercompany transfer of intellectual property was primarily offset by the recognition of a deferred income tax asset in the Swiss subsidiary.

Valuation of Goodwill, Intangible and Other Long-Lived Assets
We assess the impairment of our long-lived assets (related primarily to goodwill, property and equipment and operating right-of-use assets), which requires us to make assumptions and judgments regarding the carrying value of these assets on an annual basis, or more frequently if events or changes in circumstances indicate that the assets might be impaired. For goodwill, determination of impairment is made at the reporting unit level which may be either an operating segment or one level below an operating segment if discrete financial information is available. Two or more reporting units within an operating segment may be aggregated for impairment testing if they have similar economic characteristics. We have identified our Americas Retail segment, our Americas Wholesale segment and our European wholesale and European retail components of our Europe segment as reporting units for goodwill impairment testing. For long-lived assets (other than goodwill), the majority relate to our retail operations which consist primarily of regular retail and flagship locations. We consider each individual regular retail location as an asset group for impairment testing, which is the lowest level at which individual cash flows can be identified. The asset group includes leasehold improvements, furniture, fixtures and equipment, computer hardware and software, operating lease right-of-use (“ROU”) assets including lease acquisition costs, and certain long-term security deposits, and excludes operating lease liabilities. We review regular retail locations in penetrated markets for impairment risk once the locations have been opened for at least one year in their current condition, or sooner as changes in circumstances require. We believe that waiting at least one year allows a location to reach a maturity level where a more comprehensive analysis of financial performance can be performed. We evaluate impairment risk for regular retail locations in new markets, where we are in the early stages of establishing our presence, once brand awareness has been established. We also evaluate impairment risk for retail locations that are expected to be closed in the foreseeable future. We have flagship locations which are used as a regional marketing tool to build brand awareness and promote our current product. Provided the flagship locations continue to meet appropriate criteria, impairment for these locations is tested at a reporting unit level similar to goodwill since they do not have separately identifiable cash flows.
An asset is considered to be impaired if we determine that the carrying value may not be recoverable based upon our assessment of the asset’s ability to continue to generate earnings from operations and positive cash flow in future periods or if significant changes in our strategic business objectives and utilization of the assets occurred. If the assets (other than goodwill) are assessed to be recoverable, they are depreciated or amortized over the periods benefited. If the assets are considered to be impaired, an impairment charge is recognized representing the amount by which the carrying value of the assets exceeds the fair value of those assets. We use market participant rents to calculate fair value of ROU assets and discounted future cash flows of the asset group to quantify fair value for other long-lived assets. The impairment loss calculations require management to apply judgment in estimating future cash flows and the discount rates that reflect the risk inherent in future cash flows. Future expected cash flows for assets in regular retail locations are based on management’s estimates of future cash flows, which include sales and gross margin growth rate assumptions, over the remaining lease period or expected life, if shorter. For expected location closures, we will evaluate whether it is necessary to shorten the useful life for any of the assets within the respective asset group. We will use this revised useful life when estimating the asset group’s future cash flows. We consider historical trends, expected future business trends and other factors when estimating the future cash flow for each regular retail location. We also consider factors such as: the local environment for each regular retail location, including mall traffic and competition; our ability to successfully implement strategic initiatives; and the ability to control variable costs such as cost of sales and payroll and, in some cases, renegotiate lease costs. If actual results are not consistent with the assumptions and judgments used in estimating future cash flows and asset fair values, there may be additional exposure to future impairment losses that could be material to our results of operations.
Pension Benefit Plan Actuarial Assumptions
Our pension obligations and related costs are calculated using actuarial concepts, within the authoritative guidance framework. We use the corridor approach to amortize unrecognized actuarial gains or losses over the average remaining service life of active participants. The life expectancy, estimated retirement age, discount rate, estimated future compensation and expected return on plan assets are important elements of expense and/or liability measurement. These critical assumptions are evaluated annually which enables expected future payments for benefits to be stated at present value on the measurement date. If actual results are not consistent with actuarial assumptions, the amounts recognized for the defined benefit plans could change significantly. Refer to “Part IV. Financial Statements – Note 13 – Defined Benefit Plans” in this Form 10-K for detail regarding our defined benefit plans.
Litigation Reserves
Estimated amounts for claims that are probable and can be reasonably estimated are recorded as liabilities in the consolidated balance sheets. As additional information becomes available, we assess the potential liability related to new claims and existing claims and revise estimates as appropriate. As new claims arise or existing claims evolve, such revisions in estimates of the potential liability could materially impact the results of operations and financial position.
Convertible Senior Notes
In April 2019, we issued $300 million principal amount of 2.00% convertible senior notes due 2024 in a private offering.
Certain convertible debt instruments that may be settled in cash on conversion are required to be separately accounted for as liability and equity components of the instrument in a manner that reflects the issuer’s non-convertible debt borrowing rate. Accordingly, in accounting for the issuance of the Notes, we separated the Notes into liability and equity components. The liability component was recorded at fair value, which was derived from a valuation technique used to calculate the fair value of a similar liability without an associated convertible feature. The carrying amount of the equity component, which is recognized as a debt discount, represents the difference between the proceeds from the issuance of the Notes and the fair value of the liability component of the Notes.
In accounting for the debt issuance costs related to the issuance of the Notes, we allocated the total amount incurred to the liability and equity components based on their relative values. Debt issuance costs attributable to the liability component were recorded as a contra-liability and are presented net against the convertible senior notes balance on our consolidated balance sheets. These costs are amortized to interest expense using the effective interest method over the term of the Notes. Refer to “Part IV. Financial Statements – Note 2 – New Accounting Guidance” and “Part IV. Financial Statements – Note 10 – Convertible Senior Notes and Related Transactions” in this Form 10-K for details on our convertible senior notes.
Recently Issued Accounting Guidance
Refer to “Part IV. Financial Statements – Note 2 – New Accounting Guidance” in this Form 10-K for disclosures about recently issued accounting guidance.
ITEM 7A.    Quantitative and Qualitative Disclosures About Market Risk.
Exchange Rate Risk
More than two-thirds of product sales and licensing revenue recorded for the year ended January 29, 2022 were denominated in currencies other than the U.S. dollar. Our primary exchange rate risk relates to operations in Europe, Canada, South Korea, China, Hong Kong, and Mexico. Changes in currencies affect our earnings in various ways. For further discussion on currency-related risk, please refer to our risk factors under “Part I, Item 1A. Risk Factors.”
Various transactions that occur primarily in Europe, Canada, South Korea, China, Hong Kong, and Mexico are denominated in U.S. dollars, British pounds and Russian roubles and thus are exposed to earnings risk as a result of exchange rate fluctuations when converted to their functional currencies. These types of transactions include U.S. dollar-denominated purchases of merchandise and U.S. dollar- and British pound-denominated intercompany liabilities. In addition, certain operating expenses, tax liabilities and pension-related liabilities are denominated in Swiss francs and are exposed to earnings risk as a result of exchange rate fluctuations when converted to the functional currency. Further, there are certain real estate leases which are denominated in a currency other than the functional currency of the respective entity that entered into the agreement (primarily Swiss francs, Russian roubles and Polish zloty). As a result, we may be exposed to volatility related to unrealized gains or losses on the translation of present value of future lease payment obligations when translated at the exchange rate as of a reporting period-end. We are also subject to certain translation and economic exposures related to our net investment in certain of our international subsidiaries. We enter into derivative financial instruments to offset some but not all of our exchange risk. In addition, some of the derivative contracts in place will create volatility during the fiscal year as they are marked-to-market according to the accounting rules and may result in revaluation gains or losses in different periods from when the currency impact on the underlying transactions are realized.
Foreign Exchange Currency Contracts Designated as Cash Flow Hedges
During fiscal 2022, we purchased U.S. dollar forward contracts in Europe totaling US$197.0 million that were designated as cash flow hedges. As of January 29, 2022, we had forward contracts outstanding for our European operations of US$146.0 million to hedge forecasted merchandise purchases, which are expected to mature over the next 14 months. Our derivative financial instruments are recorded in our consolidated balance sheet at fair value based on quoted market rates. Changes in the fair value of the U.S. dollar forward contracts, designated as cash flow hedges for forecasted merchandise purchases, are recorded as a component of accumulated other comprehensive income (loss) within stockholders’ equity and are recognized in cost of product sales in the period which approximates the time the hedged merchandise inventory is sold.
As of January 29, 2022, accumulated other comprehensive income (loss) related to foreign exchange currency contracts included a net unrealized gain of approximately $7.3 million, net of tax, of which $5.4 million will be recognized in cost of product sales over the following 12 months, at the then current values on a pre-tax basis, which can be different than the current year-end values. As of January 29, 2022, the net unrealized gain of the remaining open forward contracts recorded in our consolidated balance sheet was approximately $6.0 million.
At January 30, 2021, we had forward contracts outstanding for our European operations of US$100.0 million that were designated as cash flow hedges. At January 30, 2021, the net unrealized loss of these open forward contracts recorded in our consolidated balance sheet was approximately $3.3 million.
Foreign Exchange Currency Contracts Not Designated as Hedging Instruments
We also have foreign exchange currency contracts that are not designated as hedging instruments for accounting purposes. Changes in fair value of foreign exchange currency contracts not designated as hedging instruments are reported in net earnings (loss) as part of other income (expense). For the year ended January 29, 2022, we recorded a net gain of $1.9 million for our euro dollar foreign currency contracts not designated as hedges, which has been included in other income (expense). As of January 29, 2022, we had euro foreign exchange currency contracts to purchase US$19.0 million expected to mature over the next two months. As of January 29, 2022, the net unrealized gain of these open forward contracts recorded in our consolidated balance sheet was approximately $1.1 million.
At January 30, 2021, we had euro foreign exchange currency contracts to purchase US$19.0 million. At January 30, 2021, the net unrealized loss of these open forward contracts recorded in our consolidated balance sheet was approximately $1.2 million.
Sensitivity Analysis
As of January 29, 2022, a sensitivity analysis of changes in foreign currencies when measured against the U.S. dollar indicates that, if the U.S. dollar had uniformly weakened by 10% against all of the U.S. dollar denominated foreign exchange derivatives totaling US$165.0 million, the fair value of the instruments would have decreased by $18.3 million. Conversely, if the U.S. dollar uniformly strengthened by 10% against all of the U.S. dollar denominated foreign exchange derivatives, the fair value of these instruments would have increased by $15.0 million. Any resulting changes in the fair value of the hedged instruments may be partially offset by changes in the fair value of certain balance sheet positions (primarily U.S. dollar denominated liabilities in our foreign operations) impacted by the change in the foreign currency rate. The ability to reduce the exposure of currencies on earnings depends on the magnitude of the derivatives compared to the balance sheet positions during each reporting cycle.
Interest Rate Risk
We are exposed to interest rate risk on our floating-rate debt. We have entered into interest rate swap agreements to effectively convert our floating-rate debt to a fixed-rate basis. The principal objective of these contracts is to eliminate or reduce the variability of the cash flows in interest payments associated with our floating-rate debt, thus reducing the impact of interest rate changes on future interest payment cash flows. We have elected to apply the hedge accounting rules in accordance with authoritative guidance for certain of these contracts.
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
Interest Rate Swap Agreement Designated as Cash Flow Hedge
During fiscal 2017, we entered into an interest rate swap agreement with a notional amount of $21.5 million, designated as a cash flow hedge, to hedge the variability of cash flows in interest payments associated with our floating-rate debt. This interest rate swap agreement matures in January 2026 and converts the nature of our real estate secured term loan from LIBOR floating-rate debt to fixed-rate debt, resulting in a swap fixed rate of approximately 3.06%. The fair value of the interest rate swap agreement is based upon inputs corroborated by observable market data. Changes in the fair value of the interest rate swap agreement, designated as a cash flow hedge to hedge the variability of cash flows in interest payments associated with our floating-rate real estate secured loan (the “Mortgage Debt”), are recorded as a component of accumulated other comprehensive income (loss) within stockholders’ equity and are amortized to interest expense over the term of the related debt.
As of January 29, 2022, accumulated other comprehensive income (loss) related to the interest rate swap agreement included a net unrealized loss of approximately $0.1 million, net of tax, which will be recognized in interest expense over the following 12 months, at the then current values on a pre-tax basis, which can be different than the current year-end values. As of January 29, 2022, the net unrealized loss of the interest rate swap recorded in our consolidated balance sheet was approximately $0.1 million.
At January 30, 2021, the net unrealized loss of the interest rate swap recorded in our consolidated balance sheet was approximately $1.0 million.
Sensitivity Analysis
As of January 29, 2022, we had indebtedness related to term loans of $48.3 million, finance lease obligations of $22.9 million and the Mortgage Debt of $17.9 million. The term loans provide for annual interest rates ranging between 1.3% to 2.2%. The finance lease obligations are based on fixed interest rates derived from the respective agreements. The Mortgage Debt is covered by a separate interest rate swap agreement with a swap fixed interest rate of approximately 3.06% that matures in January 2026. The interest rate swap agreement is designated as a cash flow hedge and converts the nature of our real estate secured term loan from LIBOR floating-rate debt to fixed-rate debt.
As of January 29, 2022, we also had borrowings under our short-term borrowing arrangements of $12.2 million which are based on variable rates of interest. Accordingly, changes in interest rates would impact our results of operations in future periods. A 100 basis point increase in interest rates would not have a significant effect on interest expense for the year ended January 29, 2022.
The fair values of our debt instruments are based on the amount of future cash flows associated with each instrument discounted using our incremental borrowing rate. As of January 29, 2022 and January 30, 2021, the carrying value of all financial instruments was not materially different from fair value, as the interest rates on our debt approximated rates currently available to us. The fair value of our convertible senior notes is determined based on inputs that are observable in the market and have been classified as Level 2 in the fair value hierarchy.

Derivatives Designated as Hedging Instruments
The following summarizes net after-tax activity related to our foreign exchange currency contracts and interest rate swap agreement designated as cash flow hedges recorded in accumulated other comprehensive income (loss) (in thousands):

	Year Ended Jan 29, 2022	Year Ended Jan 30, 2021
Beginning balance gain (loss)	$(4,876)	$6,300
Net gains (losses) from changes in cash flow hedges	10,121	(5,709)
Net (gains) losses reclassified to earnings (loss)	2,035	(5,467)
Ending balance gain (loss)	$7,280	$(4,876)
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
The Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s principal executive officer and principal financial officer, of the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based upon this evaluation, under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of January 29, 2022.
Ernst & Young LLP, the independent registered public accounting firm that audited the Company’s financial statements as of and for the fiscal year ended January 29, 2022 included in this Annual Report on Form 10-K has issued an attestation report on the Company’s internal control over financial reporting, which is set forth below.

Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting during the fourth quarter of fiscal 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Guess?, Inc. and Subsidiaries
Opinion on Internal Control Over Financial Reporting
We have audited Guess?, Inc. and subsidiaries’ internal control over financial reporting as of January 29, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Guess?, Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of January 29, 2022, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets the Company as of January 29, 2022 and January 30, 2021, and the related consolidated statements of income (loss), comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended January 29, 2022, and the related notes and the financial statement schedule listed in the Index at ITEM 15(a)(2) and our report dated March 24, 2022 expressed an unqualified opinion thereon.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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

/s/ Ernst & Young LLP
Los Angeles, California
March 24, 2022

ITEM 9B.    Other Information.
None.
ITEM 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not Applicable.
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

3.3.	Fourth Amended and Restated Bylaws of the Registrant (incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on June 30, 2021).
4.1.	Specimen Stock Certificate (incorporated by reference from Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-4419) filed on July 30, 1996).
†4.2.	Description of Capital Stock
4.3.
Indenture, dated as of April 26, 2019, between the Registrant and U.S. Bank National Association, as trustee (including form of 2.00% Convertible Senior Notes due 2024) (incorporated by reference from the Registrant’s Current Report on Form 8-K filed April 29, 2019).

*10.1.	2004 Equity Incentive Plan (Amended and Restated as of May 19, 2017) (incorporated by reference from the Registrant’s Current Report on Form 8-K filed July 5, 2017).
*10.2.	Non-Employee Directors’ Compensation Plan (incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 30, 2021).
*10.3.	Form of Non-Employee Director Restricted Stock Agreement (incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 30, 2016).
*10.4.	Form of Non-Employee Director Restricted Stock Unit Agreement (incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 30, 2016).
*10.5.	Guess?, Inc. Annual Incentive Bonus Plan. (incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2021).
*10.6.	2002 Employee Stock Purchase Plan (Amended and Restated March 12, 2012) (incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended January 28, 2012).
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

*10.15.
Performance Share Award Agreement (Stock Price), dated June 30, 2021, by and between Guess?, Inc. and Carlos Alberini (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 2, 2021).

*10.16.
Restricted Stock Unit Agreement (operating earnings), dated as of June 30, 2021, between the Registrant and Carlos Alberini. (incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2021).

*10.17.
Performance Share Award Agreement (total shareholder return), dated as of June 30, 2021, between the Registrant and Carlos Alberini. (incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2021).

*†10.18.	Secondment Letter Agreement, dated January 26, 2022, between the Registrant and Carlos Alberini.
*10.19.	Executive Employment Agreement dated January 26, 2016 between the Registrant and Paul Marciano (incorporated by reference from the Registrant’s Current Report on Form 8-K filed February 1, 2016).
*10.20.
Letter Agreement regarding amendment to Employment Agreement dated April 28, 2017 between the Registrant and Paul Marciano (incorporated by reference from the Registrant’s Current Report on Form 8-K filed May 4, 2017).

*10.21.	Employment Letter dated January 25, 2019 between the Registrant and Paul Marciano (incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended February 2, 2019).
*10.22.	Restricted Stock Unit Agreement dated as of June 20, 2019 for Paul Marciano (incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended August 3, 2019).
*10.23.
Non-Qualified Stock Option Agreement dated as of June 11, 2020 between the Registrant and Paul Marciano (incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended August 1, 2020).

*10.24.
Performance Share Award Agreement (licensing and company earnings from operations) dated as of June 29, 2020 between the Registrant and Paul Marciano (incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended August 1, 2020).

*10.25.
Performance Share Award Agreement (licensing and company operating earnings), dated as of June 30, 2021 between the Registrant and Paul Marciano. (incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2021).

*†10.26.	Secondment Letter Agreement, dated January 26, 2022, between the Registrant and Paul Marciano.
*10.27.	Offer Letter dated October 23, 2019 between the Registrant and Kathryn Anderson (incorporated by reference from the Registrant’s Current Report on Form 8-K filed November 6, 2019).
*10.28.
Restricted Stock Agreement dated as of December 2, 2019 between the Registrant and Kathryn Anderson (incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended February 1, 2020).

*10.29.
Non-Qualified Stock Option Agreement dated as of December 2, 2019 between the Registrant and Kathryn Anderson (incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended February 1, 2020).

Exhibit Number	Description
*10.30.
Letter Agreement regarding amendment to Offer Letter dated March 30, 2020 between the Registrant and Kathryn Anderson (incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended May 2, 2020).

*10.31.
Non-Qualified Stock Option Agreement dated as of June 11, 2020 between the Registrant and Kathryn Anderson (incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended August 1, 2020).

*10.32.
Letter Agreement dated July 9, 2020 regarding amendment to Offer Letter between the Registrant and Kathryn Anderson (incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended August 1, 2020).

*10.33.
Restricted Stock Unit Agreement (operating earnings), dated as of June 30, 2021, between the Registrant and Kathryn Anderson. (incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2021).

*10.34.
Performance Share Award Agreement (total shareholder return), dated as of June 30, 2021, between the Registrant and Kathryn Anderson. (incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2021).

*10.35.	Transition Agreement, dated March 14, 2022, between the Registrant and Kathryn Anderson (incorporated by reference from the Registrant’s Current Report on Form 8-K filed March 16, 2022).
*10.36.	Employment Agreement, dated 14, 2022 between the Registrant and Dennis Secor (incorporated by reference from the Registrant’s Current Report on Form 8-K filed March 16, 2022).
*10.37.	Form of Nonqualified Stock Option Agreement (incorporated by reference from the Registrant’s Current Report on Form 8-K filed May 16, 2005).
*10.38.	Form of Nonqualified Stock Option Agreement (incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 29, 2017).
*10.39.	Form of Restricted Stock Award Agreement (incorporated by reference from the Registrant’s Current Report on Form 8-K filed May 16, 2005).
*10.40.	Form of Restricted Stock Award Agreement (incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 29, 2017).
*10.41.
Indemnification Agreements between the Registrant and certain executives and directors (incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996).

*10.42.
Nonqualified Deferred Compensation Plan (Amended and Restated Effective as of December 18, 2008) (incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended January 31, 2009).

*10.43.
Supplemental Executive Retirement Plan (Amended and Restated Effective as of December 18, 2008) (incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended January 31, 2009).

*10.44.
Amendment 2013-I to the Supplemental Executive Retirement Plan of the Registrant dated as of July 11, 2013 (incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended August 3, 2013).

10.45.
First Amendment to Lease Agreement between the Registrant and 1444 Partners, Ltd. with respect to the Registrant’s corporate headquarters (including original lease agreement) (incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended May 1, 2010).

10.46.
Second Amendment to Lease Agreement between the Registrant and 1444 Partners, Ltd. with respect to the Registrant’s corporate headquarters (incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2010).

10.47.
Third Amendment to Lease Agreement dated as of August 2, 2015 between the Registrant and 1444 Partners, Ltd. with respect to the Registrant’s corporate headquarters (incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2015).

10.48.
Fourth Amendment to Lease Agreement dated as of October 7, 2020 between the Registrant and 1444 Partners, Ltd. with respect to the Registrant's corporate headquarters (incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2020).

10.49.
Loan, Guaranty and Security Agreement dated as of June 23, 2015, among the Registrant, Guess? Retail, Inc., Guess.com, Inc., Guess? Canada Corporation, the guarantors party thereto, the lenders party thereto and Bank of America, N.A., as agent for the lenders (incorporated by reference from the Registrant’s Current Report on Form 8-K filed June 24, 2015).

Exhibit Number	Description
10.50.
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

10.51.
Amendment Number Two to Loan, Guaranty and Security Agreement, dated as of April 22, 2019, by and among the Registrant, Guess? Retail, Inc., Guess.com, Inc., Guess? Canada Corporation, Bank of America, N.A., as agent for the lenders, and each of the lenders party thereto (incorporated by reference from the Registrant’s Current Report on Form 8-K filed April 22, 2019).

10.52.
Amendment Number Three to Loan, Guaranty and Security Agreement dated as of April 21, 2020, among Guess?, Inc., Guess? Retail, Inc., Guess.com, Inc., Guess? Canada Corporation, the guarantors party thereto, the lenders party thereto and Bank of America, N.A., as agent for the lenders (incorporated by reference from the Registrant’s Current Report on Form 8-K filed April 22, 2020).

10.53.	Form of Call Option Confirmation between the Registrant and each Option Counterparty (incorporated by reference from the Registrant’s Current Report on Form 8-K filed April 29, 2019).
10.54.	Form of Warrant Confirmation between the Registrant and each Option Counterparty (incorporated by reference from the Registrant’s Current Report on Form 8-K filed April 29, 2019).
10.55.	Accelerated Share Repurchase Agreement dated March 18, 2022 between the Registrant and Barclays PLC (incorporated by reference from the Registrant’s Current Report on Form 8-K filed March 21, 2022).
†21.1.	List of Subsidiaries.
†23.1.	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
†31.1.	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
†31.2.	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
††32.1.	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
††32.2.	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
†101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
†101.SCH	XBRL Taxonomy Extension Schema Document
†101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
†101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
†101.LAB	XBRL Taxonomy Extension Label Linkbase Document
†101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
†104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

_________________________________________________________________________

*	Management Contract or Compensatory Plan
†	Filed herewith
††	Furnished herewith
ITEM 16.    Form 10-K Summary.
None.

Guess?, Inc.
Form 10-K
Index to Consolidated Financial Statements and Financial Statement Schedule

1	Report of Independent Registered Public Accounting Firm (PCAOB ID: 42)	F-2

2	Consolidated Financial Statements

	Consolidated Balance Sheets at January 29, 2022 and January 30, 2021	F-4

	Consolidated Statements of Income (Loss) for the Years Ended January 29, 2022, January 30, 2021 and February 1, 2020	F-5

	Consolidated Statements of Comprehensive Income (Loss) for the Years Ended January 29, 2022, January 30, 2021 and February 1, 2020	F-6

	Consolidated Statements of Stockholders’ Equity for the Years Ended January 29, 2022, January 30, 2021 and February 1, 2020	F-7

	Consolidated Statements of Cash Flows for the Years Ended January 29, 2022, January 30, 2021 and February 1, 2020	F-8

	Notes to Consolidated Financial Statements	F-9

3	Consolidated Financial Statement Schedule—Valuation and Qualifying Accounts for the Years Ended January 29, 2022, January 30, 2021 and February 1, 2020	F-64

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Guess?, Inc. and Subsidiaries
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Guess?, Inc. and subsidiaries (the Company) as of January 29, 2022 and January 30, 2021, and the related consolidated statements of income (loss), comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended January 29, 2022, and the related notes and the financial statement schedule listed in the Index at ITEM 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at January 29, 2022 and January 30, 2021, and the results of its operations and its cash flows for each of the three years in the period ended January 29, 2022, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of January 29, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 24, 2022 expressed an unqualified opinion thereon.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

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

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over management’s processes to determine the fair value of regular retail store asset groups and measure any impairment as of the fiscal year end or as impairment indicators are identified under Accounting Standards Codification (ASC) 360. This included controls over management’s determination and assessment of the sales and gross margin growth rates underlying the fair value calculation.

Our audit procedures included, among others, evaluating the significant assumptions for the determination of fair value of regular retail asset groups as of the fiscal year end or as impairment indicators are identified under ASC 360 and testing the underlying data used in management’s estimation for relevancy, completeness and accuracy. Evaluating the significant assumptions used by management in the impairment assessment involved considering current and past performance of the regular retail store asset group, evaluating whether the assumptions were consistent with evidence obtained in other areas of the audit and with key performance indicators across the industry. We have also evaluated the Company’s long-lived asset impairment disclosures included in Note 5 and Note 9 in relation to this matter.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2007.
Los Angeles, California
March 24, 2022

GUESS?, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	January 29, 2022	January 30, 2021
ASSETS
Current assets:
Cash and cash equivalents	$415,565	$469,110
Accounts receivable, net	328,856	314,147
Inventories	462,295	389,144
Other current assets	77,378	60,123
Total current assets	1,284,094	1,232,524
Property and equipment, net	228,765	216,196
Goodwill	34,885	36,736
Deferred income tax assets	165,120	72,417
Restricted cash	—	235
Operating right-of-use assets	685,799	764,804
Other assets	156,965	142,956
	$2,555,628	$2,465,868
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of borrowings and finance lease obligations	$43,379	$38,710
Accounts payable	325,797	300,427
Accrued expenses and other current liabilities	253,182	200,602
Current portion of operating lease liabilities	195,516	222,800
Total current liabilities	817,874	762,539
Convertible senior notes, net	270,595	258,614
Long-term debt and finance lease obligations	60,970	68,554
Long-term operating lease liabilities	582,757	662,657
Other long-term liabilities	160,289	144,004
	1,892,485	1,896,368
Redeemable noncontrolling interests	9,500	3,920

Commitments and contingencies (Note 15)

Stockholders’ equity:
Preferred stock, $.01 par value. Authorized 10,000,000 shares; no shares issued and outstanding	—	—
Common stock, $.01 par value. Authorized 150,000,000 shares; issued 142,771,946 and 142,793,679 shares, outstanding 62,697,032 and 64,230,162 shares as of January 29, 2022 and January 30, 2021, respectively	627	642
Paid-in capital	565,024	553,111
Retained earnings	1,158,664	1,034,823
Accumulated other comprehensive loss	(135,549)	(120,675)
Treasury stock, 80,074,914 and 78,563,517 shares as of January 29, 2022 and January 30, 2021, respectively	(966,108)	(924,238)
Guess?, Inc. stockholders’ equity	622,658	543,663
Nonredeemable noncontrolling interests	30,985	21,917
Total stockholders’ equity	653,643	565,580
	$2,555,628	$2,465,868
See accompanying notes to consolidated financial statements.

GUESS?, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(in thousands, except per share data)

	Year Ended	Year Ended	Year Ended
	Jan 29, 2022	Jan 30, 2021	Feb 1, 2020
Product sales	$2,494,922	$1,802,533	$2,592,262
Net royalties	96,709	73,996	85,847
Net revenue	2,591,631	1,876,529	2,678,109
Cost of product sales	1,422,126	1,179,427	1,662,401
Gross profit	1,169,505	697,102	1,015,708
Selling, general and administrative expenses	861,578	679,958	865,060
Asset impairment charges	3,149	80,442	9,977
Net gains on lease modifications	(259)	(2,801)	—
Earnings (loss) from operations	305,037	(60,497)	140,671
Other income (expense):
Interest expense	(23,018)	(22,869)	(16,129)
Interest income	1,881	2,237	1,729
Other, net	(30,171)	(5,950)	(2,529)
Total other expense	(51,308)	(26,582)	(16,929)

Earnings (loss) before income tax expense (benefit)	253,729	(87,079)	123,742
Income tax expense (benefit)	73,680	(6,338)	22,513
Net earnings (loss)	180,049	(80,741)	101,229
Net earnings attributable to noncontrolling interests	8,686	488	5,254
Net earnings (loss) attributable to Guess?, Inc.	$171,363	$(81,229)	$95,975

Net earnings (loss) per common share attributable to common stockholders:
Basic	$2.65	$(1.27)	$1.35
Diluted	$2.57	$(1.27)	$1.33
Weighted average common shares outstanding attributable to common stockholders:
Basic	64,021	64,179	70,461
Diluted	65,919	64,179	71,669
See accompanying notes to consolidated financial statements.

GUESS?, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Year Ended	Year Ended	Year Ended
	Jan 29, 2022	Jan 30, 2021	Feb 1, 2020
Net earnings (loss)	$180,049	$(80,741)	$101,229
Other comprehensive income (loss) (“OCI”):
Foreign currency translation adjustment
Gains (losses) arising during the period	(30,857)	31,115	(17,114)
Derivative financial instruments designated as cash flow hedges
Gains (losses) arising during the period	11,460	(6,446)	9,304
Less income tax effect	(1,339)	737	(988)
Reclassification to net earnings (loss) for (gains) losses realized	2,323	(6,117)	(7,904)
Less income tax effect	(288)	650	908
Defined benefit plans
Net actuarial gains (losses)	2,805	(1,003)	406
Foreign currency and other adjustments	340	(383)	(34)
Less income tax effect	(595)	183	(30)
Net actuarial loss amortization	420	397	446
Prior service credit amortization	(67)	(66)	(39)
Less income tax effect	(42)	(36)	(38)
Total comprehensive income (loss)	164,209	(61,710)	86,146
Less comprehensive income attributable to noncontrolling interests:
Net earnings	8,686	488	5,254
Foreign currency translation adjustment	(966)	(204)	629
Amounts attributable to noncontrolling interests	7,720	284	5,883
Comprehensive income (loss) attributable to Guess?, Inc.	$156,489	$(61,994)	$80,263
See accompanying notes to consolidated financial statements.

GUESS?, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)

	Guess?, Inc. Stockholders’ Equity
	Common Stock					Treasury Stock
	Shares	Amount	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Shares	Amount	Nonredeemable Noncontrolling Interests	Total
Balance at February 2, 2019	81,379,660	$814	$523,331	$1,077,747	$(126,179)	61,327,640	$(638,486)	$16,418	$853,645
Cumulative adjustment from adoption of new accounting guidance	—	—	—	(1,684)	1,981	—	—	—	297
Net earnings	—	—	—	95,975	—	—	—	5,254	101,229
Other comprehensive income (loss)	—	—	—	—	(15,712)	—	—	629	(15,083)
Issuance of common stock under stock compensation plans including income tax effect	1,155,166	10	(8,699)	—	—	(994,519)	11,490	—	2,801
Issuance of stock under Employee Stock Purchase Plan	53,424	1	166	—	—	(53,424)	616	—	783
Share-based compensation	—	—	24,079	211	—	—	—	—	24,290
Dividends	—	—	—	(41,840)	—	—	—	—	(41,840)
Share repurchases	(16,739,740)	(167)	167	—	—	16,739,740	(288,067)	—	(288,067)
Noncontrolling interest capital distribution	—	—	—	—	—	—	—	(668)	(668)
Equity component value of convertible note issuance, net	—	—	42,320	—	—	—	—	—	42,320
Sale of common stock warrant	—	—	28,080	—	—	—	—	—	28,080
Purchase of convertible note hedge	—	—	(46,440)	—	—	—	—	—	(46,440)
Balance at February 1, 2020	65,848,510	$658	$563,004	$1,130,409	$(139,910)	77,019,437	$(914,447)	$21,633	$661,347
Net earnings (loss)	—	—	—	(81,229)	—	—	—	488	(80,741)
Other comprehensive income (loss)	—	—	—	—	19,235	—	—	(204)	19,031
Issuance of common stock under stock compensation plans including income tax effect	2,294,872	24	(28,267)	—	—	(2,369,140)	28,058	—	(185)
Issuance of stock under Employee Stock Purchase Plan	86,780	—	(427)	—	—	(86,780)	1,027	—	600
Share-based compensation	—	—	18,761	69	—	—	—	—	18,830
Dividends	—	—	—	(14,426)	—	—	—	—	(14,426)
Share repurchases	(4,000,000)	(40)	40	—	—	4,000,000	(38,876)	—	(38,876)
Balance at January 30, 2021	64,230,162	$642	$553,111	$1,034,823	$(120,675)	78,563,517	$(924,238)	$21,917	$565,580
Net earnings	—	—	—	171,363	—	—	—	8,686	180,049
Other comprehensive loss	—	—	—	—	(14,874)	—	—	(966)	(15,840)
Issuance of common stock under stock compensation plans including income tax effect	718,018	8	(9,469)	—	—	(739,751)	8,710	—	(751)
Issuance of stock under Employee Stock Purchase Plan	38,144	—	263	—	—	(38,144)	450	—	713
Share-based compensation	—	—	21,096	23	—	—	—	—	21,119
Dividends	—	—	—	(37,091)	—	—	—	—	(37,091)
Share repurchases	(2,289,292)	(23)	23	—	—	2,289,292	(51,030)	—	(51,030)
Noncontrolling interest capital distribution	—	—	—	—	—	—	—	(3,452)	(3,452)
Redeemable noncontrolling interest redemption value adjustment	—	—	—	(10,454)	—	—	—	4,800	(5,654)
Balance at January 29, 2022	62,697,032	$627	$565,024	$1,158,664	$(135,549)	80,074,914	$(966,108)	$30,985	$653,643
See accompanying notes to consolidated financial statements.

GUESS?, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended	Year Ended	Year Ended
	Jan 29, 2022	Jan 30, 2021	Feb 1, 2020
Cash flows from operating activities:
Net earnings (loss)	$180,049	$(80,741)	$101,229
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	56,799	63,501	72,188
Amortization of debt discount	11,125	10,394	7,558
Amortization of debt issuance costs	1,390	1,351	919
Share-based compensation expense	21,119	18,830	24,290
Forward contract (gains) losses	(2,401)	4,462	(542)
Deferred income taxes	(95,544)	(5,413)	(5,655)
Net loss on impairment and disposition of long-term assets	5,731	82,209	11,051
Other items, net	16,080	12,396	5,736
Changes in operating assets and liabilities:
Accounts receivable	(42,235)	34,531	(12,458)
Inventories	(91,048)	17,838	65,428
Prepaid expenses and other assets	(15,772)	1,115	14,739
Operating lease assets and liabilities, net	(26,891)	22,751	1,802
Accounts payable and accrued expenses and other current liabilities	101,554	31,112	(87,423)
Other long-term liabilities	11,686	(5,286)	(949)
Net cash provided by operating activities	131,642	209,050	197,913
Cash flows from investing activities:
Purchases of property and equipment	(63,521)	(18,876)	(61,868)
Proceeds from sale of business and long-term assets	3,653	2,739	4,473
Net cash settlement of forward contracts	(460)	(1,387)	162
Purchases of investments	(1,562)	(4,818)	—
Other investing activities	(387)	181	762
Net cash used in investing activities	(62,277)	(22,161)	(56,471)
Cash flows from financing activities:
Proceeds from borrowings	32,169	309,105	137,282
Repayments of borrowings and finance lease obligations	(37,946)	(264,999)	(135,975)
Proceeds from issuance of convertible senior notes	—	—	300,000
Proceeds from issuance of warrants	—	—	28,080
Purchase of convertible note hedges	—	—	(60,990)
Convertible debt issuance costs	—	—	(5,276)
Dividends paid	(36,747)	(15,552)	(42,135)
Noncontrolling interest capital distribution	(3,452)	—	(668)
Issuance of common stock, net of income tax withholdings on vesting of stock awards	(38)	415	3,584
Purchase of treasury stock	(51,030)	(38,876)	(288,067)
Net cash used in financing activities	(97,044)	(9,907)	(64,165)
Effect of exchange rates on cash, cash equivalents and restricted cash	(26,101)	7,535	(3,444)
Net change in cash, cash equivalents and restricted cash	(53,780)	184,517	73,833
Cash, cash equivalents and restricted cash at the beginning of the year	469,345	284,828	210,995
Cash, cash equivalents and restricted cash at the end of the year	$415,565	$469,345	$284,828

Supplemental cash flow data:
Interest paid	$10,069	$11,925	$5,248
Income taxes paid, net of refunds	$152,693	$7,697	$15,112

Non-cash investing and financing activity:
Change in accrual of property and equipment	$9,826	$(365)	$(2,634)
Assets acquired under finance lease obligations	$8,447	$7,131	$3,070
Receivable (payable) and related adjustments from sale of retail locations	$—	$(510)	$3,558
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
Fiscal Year
The Company operates on a 52-week fiscal year calendar, which ends on the Saturday nearest to January 31 of each year. All references herein to “fiscal 2022,” “fiscal 2021” and “fiscal 2020” represent the results of the 52-week fiscal years ended January 29, 2022, January 30, 2021 and February 1, 2020. References to “fiscal 2023” represent the 52-week fiscal year ending January 28, 2023.
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
As discussed further below, the coronavirus (or “COVID-19”) pandemic has impacted the Company’s results during the fiscal year ended January 29, 2022. The Company’s operations could continue to be impacted in ways the Company is not able to predict today due to the evolving situation. While the Company believes it has made reasonable accounting estimates based on the facts and circumstances that were available as of the reporting date, to the extent there are differences between these estimates and actual results, the Company’s results of operations and financial position could be materially impacted.
COVID-19 Business Update
The COVID-19 pandemic is continuing to negatively impact the Company’s businesses. In late fiscal 2021, the Company incurred a new round of government-mandated temporary store closures, mostly in Europe. The number of temporary store closures ebbed and flowed during the first quarter of fiscal 2022 based on local conditions. During the second quarter of fiscal 2022, the Company gradually opened its stores closed at the end of

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
fiscal 2021 due to COVID-19 restrictions. As of January 29, 2022 and March 21, 2022, almost all of its directly operated stores were opened. The Company’s e-commerce sites have remained open in all regions throughout the pandemic. In addition to the impact of store closures, retail stores that are open have remained challenged by lower traffic and capacity restrictions. Many of the Company’s wholesale and licensing partners have also substantially reduced their operations.
The COVID-19 crisis has also contributed to disruptions in the overall global supply chain, leading to industry-wide product delays and higher freight costs. The Company has been working actively to mitigate these headwinds to the extent possible through a number of global supply chain initiatives.
In light of the fluid nature of the pandemic, the Company continues to carefully monitor global and regional developments, such as the recent spread of the Omicron variant, and respond appropriately. The Company also continues to strategically manage expenses in order to protect profitability and to mitigate, to the extent possible, the effect of the supply chain disruptions. During fiscal 2021 and 2020, the Company suspended rental payments and/or paid reduced rental amounts with respect to its retail stores that were closed or were experiencing drastically reduced customer traffic as a result of the COVID-19 pandemic. The Company has successfully negotiated with several landlords, including some of its larger landlords and has received rent abatement benefits. The Company continues to engage in discussions with additional affected landlords in an effort to achieve appropriate rent relief and other lease concessions and, in some cases, to terminate existing leases. Consistent with updated guidance from the Financial Accounting Standards Board (“FASB”) in April 2020, the Company has elected to treat any such agreed-upon payment deferrals related to the COVID-19 pandemic as if there were no modifications to the lease contract and has accrued such amounts within the current portion of operating lease liabilities in the Company’s consolidated balance sheet. The Company has elected to treat other rent concessions which result in reduced lease payments as variable lease payments if the concessions that are provided are for a period of generally less than 12 months. For any rent concessions which reduce the lease payments for a period of generally more than 12 months or change the payment terms from minimum rental amounts to amounts based on a percentage of sales volume for the remainder of the lease term, the Company has elected to treat such changes as lease modifications under the current lease guidance.
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
The Company accepts payments at its brick-and-mortar retail locations and its e-commerce sites in the form of cash, credit cards, gift cards and loyalty points, where applicable. Payment terms, typically less than one year, are offered to the Company’s wholesale customers and do not include a significant financing component. The Company extends credit to wholesale customers based upon an evaluation of the customer’s financial condition and credit history and generally requires no collateral but does obtain credit insurance when considered appropriate. As of January 29, 2022, approximately 50% of the Company’s total net trade accounts receivable and 64% of its European net trade receivables were subject to credit insurance coverage, certain bank guarantees or letters of credit for collection purposes. The Company’s credit insurance coverage contains certain terms and conditions specifying deductibles and annual claim limits. During fiscal 2021, the Company adopted authoritative guidance related to the measurement of credit losses on financial instruments. This guidance replaces the “as incurred” loss model with an “expected loss” model which requires the recognition of an allowance for credit losses expected to be incurred over an asset’s lifetime. The adoption of this guidance did not have a material impact on the Company’s allowance for doubtful accounts. The Company maintains allowances for doubtful accounts for estimated losses that result from the inability of its wholesale customers to make their required payments. The Company bases its allowances on analysis of the aging of accounts receivable at the date of the financial statements, assessments of historical and current collection trends, an evaluation of the impact of current economic conditions and whether the Company has obtained credit insurance or other guarantees which are not considered freestanding against the related account receivable balances. Management performs regular evaluations concerning the ability of its customers to satisfy their obligations and records a provision for doubtful accounts based on these evaluations. The Company’s credit losses for the periods presented were not significant compared to sales and did not significantly exceed management’s estimates. Refer to Note 3 for further information regarding the Company’s allowance for doubtful accounts.
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
Sales Return Allowances
The Company accrues for estimated sales returns in the period in which the related revenue is recognized. To recognize the financial impact of sales returns, the Company estimates the amount of goods that will be returned based on historical experience and current trends and reduces sales and cost of sales accordingly. The Company’s policy allows retail customers in certain regions a grace period to return merchandise following the

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
date of sale. Substantially all of these returns are considered to be resalable at a price that exceeds the cost of the merchandise. The Company includes the allowance for sales returns in accrued expenses and the estimated cost associated with such sales returns within other current assets in its consolidated balance sheet. As of January 29, 2022, the Company included $38.4 million in accrued expenses related to the allowance for sales returns and $14.5 million in other current assets related to the estimated cost of such sales returns. As of January 30, 2021, the Company included $27.2 million in accrued expenses related to the allowance for sales returns and $10.0 million in other current assets related to the estimated cost of such sales returns.
Markdown Allowances
Costs associated with customer markdowns are recorded as a reduction to revenues and any amounts unapplied to existing receivables are included in accrued expenses. Historically, these markdown allowances resulted from seasonal negotiations with the Company’s wholesale customers, as well as historical trends and the evaluation of the impact of current economic conditions. The Company included $19.0 million and $16.2 million in accrued expenses related to the allowance for markdowns as of January 29, 2022 and January 30, 2021, respectively.
Gift Cards
Gift card breakage is income recognized due to the non-redemption of a portion of gift cards sold by the Company for which a liability was recorded in prior periods. Gifts cards are mainly used in the U.S. and Canada. The Company issues its gift cards in the U.S. and Canada through one of its subsidiaries and is not required by law to escheat the value of unredeemed gift cards to the state in which the subsidiary is domiciled. Estimated breakage amounts are accounted for under the redemption recognition method and are classified as additional net revenues as the gift cards are redeemed. The Company’s gift card breakage rate is approximately 7.6% and 7.4% for the U.S. retail business and Canadian retail business, respectively, based upon historical redemption patterns, which represents the cumulative estimated amount of gift card breakage from the inception of the electronic gift card program in late 2002. Based upon historical redemption trends, the Company recognizes estimated gift card breakage as a component of net revenue in proportion to actual gift card redemptions, over the period that remaining gift card values are redeemed. Any future revisions to the estimated breakage rate may result in changes in the amount of breakage income recognized in future periods. In fiscal 2022, fiscal 2021 and fiscal 2020, the Company recognized $1.0 million, $0.4 million and $1.3 million of gift card breakage to revenue, respectively. The Company included $4.4 million and $4.5 million in accrued expenses related to its gift card liability for each of the fiscal years ended January 29, 2022 and January 30, 2021.
Loyalty Programs
The Company has customer loyalty programs in North America, Europe and Asia which cover all of its brands. Under certain of the programs, primarily in the U.S. and Canada, customers accumulate points based on purchase activity. Once a loyalty program member achieves a certain point level, the member earns awards that may only be redeemed for merchandise. Unredeemed points generally expire after six months without additional purchase activity and unredeemed awards generally expire after two months. Where applicable, the Company allocates a portion of the transaction price from sales in its direct-to-consumer channel to its loyalty program by using historical redemption rates to estimate the value of future award redemptions. This amount is accrued in current liabilities and recorded as a reduction of net revenue in the period which the related revenue is recognized. During fiscal 2022, fiscal 2021 and fiscal 2020, activity related to the Company’s loyalty programs increased (decreased) net revenue by $(0.6) million, $0.4 million and $(0.1) million, respectively. The aggregate dollar value of the loyalty program accruals included in accrued expenses was $6.0 million and $5.4 million as of January 29, 2022 and January 30, 2021, respectively. Future revisions to the estimated liability may result in changes to net revenue.
Intellectual Property Transferred Over Time
The Company’s trademark license agreements represent symbolic licenses that are dependent on the Company’s continued support over the term of the license agreement. The revenue recognized from the licensing

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
arrangements is based on sales-based royalty and advertising fund contributions, as well as specific fixed payments, where applicable.
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
The Company’s trademark license agreements customarily provide for a multi-year initial term generally ranging from three to ten years, and may contain options to renew prior to expiration for an additional multi-year period. Several of the Company’s key license agreements provide for specified, fixed cash rights payments over and above our normal, ongoing royalty payments in consideration of the grant of the license rights. These payments are recognized ratably as revenue over the term of the license agreement and do not include a significant financing component. The unrecognized portion of upfront payments is included in deferred royalties in accrued expenses and other long-term liabilities depending on the short or long-term nature of the payments to be recognized. As of January 29, 2022, the Company had $5.1 million and $14.3 million of deferred royalties included in accrued expenses and other long-term liabilities, respectively. This compares to $6.6 million and $17.1 million of deferred royalties included in accrued expenses and other long-term liabilities, respectively, at January 30, 2021. In fiscal 2022, fiscal 2021 and fiscal 2020, the Company recognized $14.0 million, $13.0 million and $12.3 million in net royalties related to the amortization of the deferred royalties, respectively.
Contract balances related to the Company’s licensing distribution channel consist primarily of royalty receivables and liabilities related to deferred royalties. Refer to Note 3 for further information on royalty receivables. The Company does not have significant contract acquisition costs related to its licensing operations.
Information regarding the intellectual property transfer is summarized in Note 12. Refer to Note 18 for further information on disaggregation of revenue by segment and country.
Classification of Certain Costs and Expenses
The Company includes inbound freight charges, purchasing costs and related overhead, retail store occupancy costs, including lease costs and depreciation and amortization, and a portion of the Company’s distribution costs related to its direct-to-consumer business in cost of product sales. Distribution costs related primarily to the wholesale business are included in SG&A expenses and amounted to $60.2 million, $51.0 million and $58.2 million for fiscal 2022, fiscal 2021 and fiscal 2020, respectively. The Company also includes store selling, selling and merchandising, advertising, design and other corporate overhead costs as a component of SG&A expenses.
The Company classifies amounts billed to customers for shipping fees as revenues and classifies costs related to shipping as cost of product sales in the accompanying consolidated statements of income (loss).
Advertising and Marketing Costs
The Company expenses the cost of advertising as incurred. Advertising and marketing expenses charged to operations for fiscal 2022, fiscal 2021 and fiscal 2020 were $48.5 million, $39.0 million and $56.5 million, respectively.
Share-Based Compensation
The Company recognizes compensation expense for all share-based awards granted based on the grant date fair value. The fair value of each stock option is estimated on the grant date using the Black-Scholes option-pricing model and involves several assumptions, including the risk-free interest rate, expected volatility, dividend

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
Foreign Currency
Foreign Currency Translation Adjustment
The local selling currency is typically the functional currency for all of the Company’s significant international operations. In accordance with authoritative guidance, assets and liabilities of the Company’s foreign operations are translated from foreign currencies into U.S. dollars at period-end rates, while income and expenses are translated at the weighted average exchange rates for the period. The related translation adjustments are reflected as a foreign currency translation adjustment in accumulated other comprehensive income (loss) within stockholders’ equity. In addition, the Company records foreign currency translation adjustments related to its noncontrolling interests within stockholders’ equity. Periodically, the Company may also use foreign exchange currency contracts to hedge the translation and economic exposures related to its net investments in certain of its international subsidiaries (see below). Changes in the fair values of these foreign exchange currency contracts, designated as net investment hedges, are recorded in foreign currency translation adjustment as a component of accumulated other comprehensive income (loss) within stockholders’ equity. The total foreign currency translation adjustment decreased stockholders’ equity (including amounts attributable to nonredeemable noncontrolling interests) by $30.9 million, from an accumulated foreign currency translation loss of $110.0 million as of January 30, 2021 to an accumulated foreign currency translation loss of $140.9 million as of January 29, 2022.
Foreign Currency Transaction Gains and Losses
Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency, including gains and losses on foreign exchange currency contracts (see below), are included in the consolidated statements of income (loss). Net foreign currency transaction gains (losses) included in the determination of net earnings (loss) were $(32.1) million, $(1.7) million and $4.7 million for fiscal 2022, fiscal 2021 and fiscal 2020, respectively.

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
Income Taxes
The Company uses the asset and liability method of accounting for income taxes. Under this method, deferred income taxes are recognized for the future income tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective income tax bases. Deferred income tax assets and liabilities are measured using enacted income tax rates expected to be applied to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred income taxes of a change in income tax rates is recognized in earnings in the period that

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
includes the enactment date. A valuation allowance is recorded when management believes it is more likely than not that the results of operations will not generate sufficient taxable earnings to realize certain net deferred income tax assets.
The Company accounts for uncertainty in income taxes in accordance with authoritative guidance, which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of an income tax position taken or expected to be taken in an income tax return. The Company also follows authoritative guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.
The Company is subject to an income tax on global intangible low-taxed income (“GILTI”). GILTI is an income tax on foreign income in excess of a deemed return on tangible assets of foreign corporations. Companies subject to GILTI have the option to account for the income tax as a period cost if and when incurred, or factor such amounts into the measurement of deferred income taxes. The Company has elected to account for GILTI as a period cost.
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

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
Investments in equity securities are accounted for under the equity-method if the Company is able to exercise significant influence, but not control, over the investee. Equity method investments are included in other assets in the Company’s consolidated balance sheets and the Company’s proportionate share of earnings (loss) are recorded in other income (expense) in the Company’s consolidated statements of income (loss). The Company will periodically evaluate its equity-method investments for impairment and record such amounts in other (income) expense in the period that the carrying value of the investment before our share of earnings (loss) is determined to not be recoverable. During fiscal 2019, the Company invested $8.3 million in a privately-held apparel company in exchange for a 30% minority interest. During fiscal 2021, the Company invested a net additional $2.3 million and increased its minority interest from 30% to 30.5%. The Company’s ownership in this company is accounted for under the equity method of accounting. Additionally, the Company purchased a 30% interest in a privately-held men’s footwear company for approximately $0.9 million during fiscal 2021. The Company’s ownership in this company is treated under the equity method of accounting. Refer to Note 14 for more information on this investment. The Company recognized its proportionate share of net losses of $0.1 million and $4.7 million in other income (expense) in its consolidated statements of income (loss) during fiscal 2022 and 2021, respectively.
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
The Company is also exposed to concentrations of credit risk through its accounts receivable balances. The Company extends credit to wholesale customers based upon an evaluation of the customer’s financial condition and credit history and generally requires no collateral but does obtain credit insurance when considered appropriate. The Company’s two largest wholesale customers accounted for a total of approximately 3.9%, 3.4% and 2.7% of the Company’s consolidated net revenue in fiscal 2022, fiscal 2021 and fiscal 2020, respectively.
The majority of the Company’s finished goods are sourced from partners and suppliers located in over 30 countries outside the U.S. In fiscal 2022, over one third of these products were sourced from partners and suppliers based in China. The Company’s two largest suppliers, which were the Company’s licensee partners, accounted for approximately 20%, 27% and 25% of the Company’s purchases of finished goods in fiscal 2022, fiscal 2021 and fiscal 2020, respectively.
Inventories
Inventories are valued at the lower of cost (primarily weighted average method) or net realizable value. The Company continually evaluates its inventories by assessing slow moving product as well as prior seasons’

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
As noted above during fiscal 2022 and fiscal 2021, the Company has engaged in discussions with landlords in an effort to achieve appropriate rent relief and other lease concessions and, in some cases, to terminate existing leases in an effort to lessen the impact of reduced revenue resulting from temporary store closures and lower traffic as a result of the COVID-19 pandemic. Consistent with updated guidance from the FASB in April 2020, the Company has elected to treat any such agreed-upon payment deferrals related to the COVID-19 pandemic as if there were no modifications to the lease contract and has accrued such amounts within the current portion of

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
operating lease liabilities in the Company’s consolidated balance sheet. The Company has elected to treat other rent concessions which result in reduced lease payments as variable lease payments if the concessions that are provided are for a period of generally less than 12 months. For any rent concessions which reduce the lease payments for a period of generally more than 12 months or change the payment terms from minimum rental amounts to amounts based on a percentage of sales volume for the remainder of the lease term, the Company has elected to treat such changes as lease modifications under the current lease guidance.
Net Gains on Lease Modifications
During fiscal 2022 and 2021, the Company recorded net gains on lease modifications of approximately $0.3 million and $2.8 million, respectively related primarily to the early termination of certain lease agreements. There were no net gains on lease modifications during fiscal 2020.
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

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
Sale of Australian Stores
During fiscal 2020, the Company entered into a definitive agreement to sell its Australian retail locations to the Company’s wholesale distributor in the region for approximately AUD$7.1 million (US$4.9 million), subject to certain adjustments, and recognized a loss on the sale of approximately AUD$1.2 million (US$0.8 million). During fiscal 2021, the Company recorded an adjustment of AUD$0.7 million (US$0.5 million) to reduce the purchase price. As per the terms of the agreement, the wholesale distributor entered into a promissory note with the Company to make periodic payments on the sale through August 2021. The Company included AUD$4.5 million (US$3.4 million) in accounts receivable, net and other assets in its consolidated balance sheet as of January 30, 2021 and collected the remaining payments as of January 29, 2022.
(2) New Accounting Guidance
Recently Adopted Accounting Guidance
Simplified Accounting for Income Taxes
In December 2019, the FASB issued authoritative guidance simplifying the accounting for income taxes by eliminating certain exceptions to general principles related to intra-period income tax allocations, ownership changes in foreign investments and calculating income taxes in an interim period when year-to-date losses exceed total anticipated losses. The guidance also simplifies the accounting for income taxes related to franchise taxes partially based on income, the step up in the income tax basis of goodwill, allocation of current and deferred income tax expense for certain legal entities and enacted changes in income tax laws or rates during interim periods, among other improvements. This guidance was adopted during the second quarter of fiscal 2021 on a prospective basis and did not have a material impact on the Company’s consolidated financial statements or related disclosures.

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Recently Issued Accounting Guidance
Reference Rate Reform
In March 2020, the FASB issued guidance to provide temporary optional guidance to ease the potential burden in accounting for reference rate reform. This guidance provides optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to certain criteria, referencing LIBOR or another reference rate expected to be discontinued. In January 2021, the FASB issued subsequent amendments to further clarify the scope of optional expedients and exceptions to derivatives affected by the transition. The new guidance is intended to help stakeholders during the global market-wide reference rate transition period.
The Company identified and will modify, if necessary, its loans and other financial instruments with attributes directly or indirectly influenced by LIBOR. The Company determined, of its current LIBOR references as outlined in Note 8 Borrowings and Finance Lease Obligations, Note 21, Fair Value Measurements, and Note 22, Derivative Financial Instruments, only the obligations under Mortgage Debt, Credit Facilities, and Interest Rate Swap Agreements are impacted by this guidance. The Company does not expect this guidance to have a material impact on its consolidated financial position, results of operations or cash flows.
Convertible Instruments and Contracts in an Entity’s Own Equity
In August 2020, the FASB issued authoritative guidance to simplify the accounting for convertible instruments and contracts in an entity’s own equity and the diluted earnings per share computations for these instruments. This guidance removes major separation models required under current guidance enabling more convertible debt instruments to be reported as a single liability instrument with no separate accounting for embedded conversion features. This guidance also removes certain settlement conditions required for equity contracts to qualify for the derivative scope exception. In addition, this guidance requires the “if-converted” method be applied for all convertible instruments (the treasury stock method is no longer available) and removes the ability to rebut the presumption of share settlement for contracts that may be settled in cash or stock.
This guidance is effective for fiscal years beginning after December 31, 2021, which is the Company’s first quarter of fiscal 2023, on either a full or modified retrospective basis. The Company will adopt this guidance on January 30, 2022, using the modified retrospective transition method which allows for a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption and does not require retrospective adjustments to prior periods. Using this transition method, the cumulative effect of the accounting change is expected to increase the carrying amount of the Notes by approximately $27.5 million, reduce deferred income tax liabilities by approximately $6.2 million, reduce additional paid-in capital by $43.1 million and increase retained earnings by approximately $21.8 million.
Due to the adoption, the Company expects non-cash interest expense related to the Notes for fiscal 2023 will be lower by approximately $11.1 million. In addition, the Company expects an increase of approximately 11.6 million shares to be included in its diluted weighted-average shares of common stock outstanding for the purposes of calculating diluted earnings per share.
All estimates are based on the balance of the Notes outstanding as of January 29, 2022.
Modifications or Exchanges of Freestanding Equity-Classified Written Call Options
In May 2021, the FASB issued authoritative guidance as to how an issuer should account for a modification of the terms or conditions or an exchange of a freestanding equity-classified written call option (i.e., a warrant) that remains classified in equity after modification or exchange of the original instrument for a new instrument. An issuer should measure the effect of a modification or exchange as the difference between the fair value of the modified or exchanged warrant and the fair value of that warrant immediately before modification or exchange and then apply a recognition model that comprises four categories of transactions and the corresponding accounting treatment for each category (equity issuance, debt origination, debt modification, and modifications unrelated to equity issuance and debt origination or modification).

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
This guidance is effective for all entities for fiscal years beginning after December 15, 2021, including interim periods. An entity should apply this guidance prospectively to modifications or exchanges occurring on or after the effective date. The adoption of this guidance is not expected to have any impact on the Company’s consolidated financial statement presentation or disclosures.
Government Assistance
In November 2021, the FASB issued authoritative guidance to increase the transparency of government assistance. This guidance is effective for financial statements issued for annual periods beginning after December 15, 2021 with early adoption permitted. The Company is currently evaluating this guidance and does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.
(3) Accounts Receivable
Accounts receivable is summarized as follows (in thousands):

	Jan 29, 2022	Jan 30, 2021
Trade	$299,160	$288,782
Royalty	33,790	20,565
Other	6,945	19,000
	339,895	328,347
Less allowances	11,039	14,200
	$328,856	$314,147
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
(4) Inventories
Inventories consist of the following (in thousands):

	Jan 29, 2022	Jan 30, 2021
Raw materials	$1,228	$53
Work in progress	3	43
Finished goods	461,064	389,048
	$462,295	$389,144
The above balances include an allowance to write down inventories to the lower of cost or net realizable value of $31.8 million and $35.5 million as of January 29, 2022 and January 30, 2021, respectively.

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(5) Property and Equipment
Property and equipment is summarized as follows (in thousands):

	Jan 29, 2022	Jan 30, 2021
Land, buildings and improvements	$51,530	$53,553
Leasehold improvements	354,040	374,666
Furniture, fixtures and equipment	433,158	426,044
Construction in progress	18,749	6,486
Assets under finance leases	36,694	30,663
	894,171	891,412
Less accumulated depreciation and amortization	665,406	675,216
	$228,765	$216,196
During fiscal 2022 and 2021, the Company entered into finance and operating leases related primarily to computer hardware and software. The accumulated depreciation and amortization related to assets under finance leases was approximately $14.8 million and $10.1 million as of January 29, 2022 and January 30, 2021, respectively, and was included in depreciation expense when recognized. See Note 8 for more information regarding the related finance lease obligations.
Construction in progress represents the costs associated with the construction in progress of leasehold improvements to be used in the Company’s operations, primarily for new and remodeled stores in retail operations.
Impairment
The Company recorded asset impairment charges related to property and equipment of $2.4 million, $35.0 million and $7.5 million in fiscal 2022, fiscal 2021 and fiscal 2020, respectively. The asset impairment charges related to certain retail locations primarily in North America, Europe and Asia driven by lower revenue and future cash flow projections from the ongoing effects of the COVID-19 pandemic in fiscal 2022 and fiscal 2021. The asset impairment charges for fiscal 2020 related primarily to certain retail locations in Asia, Europe and North America resulting from the underperformance and expected store closures.
Impairments to property and equipment are summarized as (in thousands):

	Jan 29, 2022	Jan 30, 2021
Aggregate carrying value of property and equipment impaired	$24,422	$36,050
Less property and equipment impairment charges	2,414	34,996
Aggregate remaining fair value of property and equipment impaired	$22,008	$1,054
The Company’s impairment evaluations included testing of 496 retail locations and 834 retail locations during fiscal 2022 and fiscal 2021, respectively, which were deemed to have impairment indicators. The Company concluded that 42 retail locations and 373 retail locations, respectively, were determined to be impaired, as the carrying amounts of the fixed assets exceeded their estimated fair values (determined based on discounted cash flows) at each of the respective dates. Refer to Note 1 for a description of other assumptions that management considers in estimating the future discounted cash flows. If actual results are not consistent with the assumptions and judgments used in estimating future cash flows and asset fair values, there may be additional exposure to future impairment losses that could be material to the Company’s results of operations.

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(6) Goodwill
Goodwill activity is summarized by business segment as follows (in thousands):

	Americas Retail	Americas Wholesale	Europe	Asia	Total
Goodwill balance at February 1, 2020	$1,725	$9,965	$23,087	$—	$34,777
Adjustments:
Translation and other adjustments	22	4	1,933	—	1,959
Goodwill balance at January 30, 2021	1,747	9,969	25,020	—	36,736
Adjustments:
Translation and other adjustments	—	—	(1,851)	—	(1,851)
Goodwill balance at January 29, 2022	$1,747	$9,969	$23,169	$—	$34,885
The Company had $1.5 million accumulated impairment related to goodwill as of both January 29, 2022 and January 30, 2021.
The COVID-19 pandemic has materially impacted the Company’s financial results during fiscal 2021 as discussed further in Note 1. During fiscal 2022, the Company assessed qualitative factors and determined that it is not more likely than not that the fair values of its reporting units are less than their carrying amounts. Accordingly, the Company did not record any asset impairment charges on its goodwill or flagship assets that continued to meet the appropriate criteria during fiscal 2022. In performing its assessment, the Company believes it made reasonable accounting estimates based on the facts and circumstances that were available as of the testing date in light of the evolving situation resulting from the COVID-19 pandemic. If actual results are not consistent with the assumptions and judgments used, there may be additional exposure to future impairment losses that could be material to the Company’s results of operations.
From time-to-time, the Company may acquire certain retail locations from its wholesale partners which may result in the recognition of goodwill or other intangible assets.
(7) Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities are summarized as follows (in thousands):

	Jan 29, 2022	Jan 30, 2021
Accrued compensation and benefits	$79,212	$65,851
Allowance for sales returns	38,419	27,193
Sales and use taxes, property taxes and other indirect taxes	29,949	24,953
Allowance for markdowns	19,014	16,245
Income taxes	14,540	8,218
Deferred royalties and other revenue	12,852	10,731
Construction costs	11,874	2,586
Professional and legal fees	10,004	12,075
Loyalty programs	5,975	5,435
Gift cards	4,437	4,457
Accrued percentage rent[1]	4,194	2,177
Accrued interest	2,679	2,556
Advertising	1,812	1,626
Other	18,221	16,499
	$253,182	$200,602
______________________________________________________________________
1Accrued percentage rent mainly relates to accruals for lease payments based on a percentage of annual sales volume. Accruals for fixed lease payments are included in the current portion of lease liabilities in the Company’s consolidated balance sheet.

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(8) Borrowings and Finance Lease Obligations
Borrowings and finance lease obligations are summarized as follows (in thousands):

	Jan 29, 2022	Jan 30, 2021
Term loans	$48,253	$56,765
Finance lease obligations	22,943	22,063
Mortgage debt	17,860	18,507
Borrowings under credit facilities	12,201	7,332
Other	3,092	2,597
	104,349	107,264
Less current installments	43,379	38,710
Long-term debt and finance lease obligations	$60,970	$68,554
Term Loans
As a precautionary measure to ensure financial flexibility and maintain maximum liquidity in response to the COVID-19 pandemic, in addition to drawing down on certain of the credit facilities as noted below, the Company entered into term loans with certain banks primarily in Europe during the fiscal year ended January 30, 2021. These loans are primarily unsecured, have remaining terms ranging from one-to-four years and provide annual interest rates ranging between 1.3% to 2.2%. As of January 29, 2022 and January 30, 2021, the Company had outstanding borrowings of $48.3 million and $56.8 million under these borrowing arrangements, respectively.
Finance Lease Obligations
During fiscal 2018, the Company began the relocation of its European distribution center to the Netherlands. The finance lease primarily provides for monthly minimum lease payments through May 2027 with an effective interest rate of approximately 6%. The Company has also entered into finance leases for equipment used in its European distribution centers. As of January 29, 2022 and January 30, 2021, the finance lease obligation was $19.6 million and $18.4 million, respectively.
The Company also has smaller finance leases related primarily to computer hardware and software. As of January 29, 2022 and January 30, 2021, these finance obligations totaled $3.4 million and $3.7 million, respectively.
Mortgage Debt
On February 16, 2016, the Company entered into a ten-year $21.5 million real estate secured loan (the “Mortgage Debt”). The Mortgage Debt is secured by the Company’s U.S. distribution center based in Louisville, Kentucky and provides for monthly principal and interest payments based on a 25-year amortization schedule, with the remaining principal balance and any accrued and unpaid interest due at maturity. Outstanding principal balances under the Mortgage Debt bear interest at the one-month LIBOR rate plus 1.5%. As of January 29, 2022, outstanding borrowings under the Mortgage Debt, net of debt issuance costs, were $17.9 million. At January 30, 2021, outstanding borrowings under the Mortgage Debt, net of debt issuance costs of $0.1 million, were $18.5 million.
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

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
On February 16, 2016, the Company also entered into a separate interest rate swap agreement, designated as a cash flow hedge, that resulted in a swap fixed rate of approximately 3.06%. This interest rate swap agreement matures in January 2026 and converts the nature of the Mortgage Debt from LIBOR floating-rate debt to fixed-rate debt. The fair value of the interest rate swap liability was approximately $0.1 million and $1.0 million as of January 29, 2022 and January 30, 2021, respectively.
Credit Facilities
During fiscal 2021, the Company entered into an amendment of its senior secured asset-based revolving credit facility with Bank of America, N.A. and other lenders (as amended, the “Credit Facility”). The Credit Facility provides for a borrowing capacity in an amount up to $120 million, including a Canadian sub-facility up to $20 million, subject to a borrowing base. Based on applicable accounts receivable and inventory balances as of January 29, 2022, the Company could have borrowed up to $110 million under the Credit Facility. The Credit Facility has an option to expand the borrowing capacity by up to $180 million subject to certain terms and conditions, including the willingness of existing or new lenders to assume such increased amount. The Credit Facility is available for direct borrowings and the issuance of letters of credit, subject to certain letters of credit sublimits, and may be used for working capital and other general corporate purposes.
All obligations under the Credit Facility are unconditionally guaranteed by the Company and the Company’s existing and future domestic and Canadian subsidiaries, subject to certain exceptions, and are secured by a first priority lien on substantially all of the assets of the Company and such domestic and Canadian subsidiaries, as applicable.
Direct borrowings under the Credit Facility made by the Company and its domestic subsidiaries shall bear interest at the U.S. base rate plus an applicable margin (varying from 0.75% to 1.25%) or at LIBOR plus an applicable margin (varying from 1.75% to 2.25%), provided that LIBOR may not be less than 1.0%. The U.S. base rate is based on the greater of (i) the U.S. prime rate, (ii) the federal funds rate, plus 0.5%, and (iii) LIBOR for a 30-day interest period, plus 1.0%. Direct borrowings under the Credit Facility made by the Company’s Canadian subsidiaries shall bear interest at the Canadian prime rate plus an applicable margin (varying from 0.75% to 1.25%) or at the Canadian BA rate plus an applicable margin (varying from 1.75% to 2.25%), provided that the Canadian BA rate may not be less than 1.0%. The Canadian prime rate is based on the greater of (i) the Canadian prime rate and (ii) the Canadian BA rate for a one-month interest period, plus 1.0%, provided that the Canadian prime rate may not be less than zero. The applicable margins are calculated quarterly and vary based on the average daily availability of the aggregate borrowing base. The Company is also obligated to pay certain commitment, letter of credit and other fees customary for a credit facility of this size and type. As of January 29, 2022 and January 30, 2021, the Company had $10.1 million and $2.1 million in outstanding standby letters of credit, respectively, no outstanding documentary letters of credit and no outstanding borrowings under the Credit Facility.
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
The Company, through its European subsidiaries, maintains short-term committed borrowing agreements, primarily for working capital purposes, with various banks in Europe. Some of these agreements include certain equity-based financial covenants. As of January 29, 2022 and January 30, 2021, the Company had no outstanding borrowings, no outstanding documentary letters of credit, and $126.9 million and $148.4 million available for

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
future borrowings under these agreements, respectively. The agreements are denominated primarily in euros and provide for annual interest rates ranging from 0.9% to 1.1%.
The Company, through its China subsidiary, maintains a short-term uncommitted bank borrowing agreement that provides for a borrowing capacity up to $30 million, primarily for working capital purposes. The Company had $12.2 million and $7.3 million in outstanding borrowings under this agreement as of January 29, 2022 and January 30, 2021, respectively.
The Company, through its Japan subsidiary, maintains a short-term uncommitted bank borrowing agreement that provides for a borrowing capacity up to $4.3 million, primarily for working capital purposes. The Company had no outstanding borrowings under this agreement as of January 29, 2022 and January 30, 2021.
Other
From time-to-time, the Company will obtain other financing in foreign countries for working capital to finance its local operations.
Maturities of the Company’s debt and finance lease obligations as of January 29, 2022 are as follows (in thousands):

	Debt	Finance Lease	Total
Fiscal 2023	$37,573	$5,806	$43,379
Fiscal 2024	14,861	6,028	20,889
Fiscal 2025	10,463	4,222	14,685
Fiscal 2026	3,397	3,373	6,770
Fiscal 2027	15,156	1,803	16,959
Thereafter	—	1,711	1,711
Total principal payments	81,450	22,943	104,393
Less unamortized debt issuance costs	44	—	44
Total debt and finance lease obligations	$81,406	$22,943	$104,349
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
The Company’s lease agreements primarily provide for lease payments based on a minimum annual rental amount, a percentage of annual sales volume, periodic adjustments related to inflation or a combination of such lease payments. Certain retail store leases provide for rents based upon the minimum annual rental amount and a percentage of annual sales volume, generally ranging from 3% to 28%, when specific sales volumes are exceeded. The Company’s retail concession leases also provide for rents primarily based upon a percentage of annual sales volume which average approximately 32% of annual sales volume. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.
In addition to the amounts as disclosed below, the Company has estimated additional operating lease commitments of approximately $30.7 million for leases where the Company has not yet taken possession of the underlying asset as of January 29, 2022. As such, the related operating lease ROU assets and operating lease liabilities have not been recognized in the Company’s consolidated balance sheet as of January 29, 2022.

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The components of leases are as follows (in thousands):

	Jan 29, 2022	Jan 30, 2021
Assets			Balance Sheet Location
Operating	$685,799	$764,804	Operating right-of-use assets
Finance	21,898	20,595	Property and equipment, net
Total lease assets	$707,697	$785,399

Liabilities			Balance Sheet Location
Current:
Operating	$195,516	$222,800	Current portion of operating lease liabilities
Finance	5,806	4,698	Current portion of borrowings and finance lease obligations
Noncurrent:
Operating	582,757	662,657	Long-term operating lease liabilities
Finance	17,137	17,365	Long-term debt and finance lease obligations
Total lease liabilities	$801,216	$907,520

	Year Ended Jan 29, 2022	Year Ended Jan 30, 2021	Year Ended Feb 1, 2020
				Income Statement Location
Operating lease costs	$181,888	$205,065	$244,222	Cost of product sales
Operating lease costs	25,047	21,726	24,565	Selling, general and administrative expenses
Operating lease costs[1]	(259)	(2,801)	—	Net gains on lease modifications
Finance lease costs
Amortization of leased assets[2]	55	49	289	Cost of product sales
Amortization of leased assets[2]	5,525	3,834	2,234	Selling, general and administrative expenses
Interest on lease liabilities	1,462	1,237	1,035	Interest expense
Variable lease costs[3]	75,339	52,304	93,534	Cost of product sales
Variable lease costs[3]	2,175	1,795	2,227	Selling, general and administrative expenses
Short-term lease costs	366	694	344	Cost of product sales
Short-term lease costs	4,856	5,023	3,543	Selling, general and administrative expenses
Total lease costs	$296,454	$288,926	$371,993
______________________________________________________________________
1During the year ended January 29, 2022 and January 30, 2021, net gains on lease modifications related primarily to the early termination of lease agreements for certain of the Company’s retail locations. Operating lease costs for these retail locations prior to the early termination were included in cost of product sales.
2Amortization of leased assets related to finance leases are included in depreciation expense within cost of product sales or selling, general and administrative expenses depending on the nature of the asset in the Company’s consolidated statements of income (loss).
3During the year ended January 29, 2022 and January 30, 2021, variable lease costs included certain rent concessions received by the Company, primarily in Europe, related to the COVID-19 pandemic of approximately $17.3 million and $33.1 million, respectively. Refer to Note 1 for further information.

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Maturities of the Company’s operating and finance lease liabilities as of January 29, 2022 are as follows (in thousands):

	Operating Leases
	Non-Related Parties	Related Parties	Finance Leases	Total
Maturity of Lease Liabilities:
2023	$210,759	$7,648	$6,872	$225,279
2024	160,515	7,875	6,746	175,136
2025	116,997	7,252	4,861	129,110
2026	86,083	6,859	3,983	96,925
2027	67,376	7,560	2,461	77,397
After 2027	148,748	28,574	688	178,010
Total lease payments	790,478	65,768	25,611	881,857
Less: Interest	67,707	10,266	2,668	80,641
Present value of lease liabilities	$722,771	$55,502	$22,943	$801,216
Other supplemental information is as follows (in thousands):

Jan 29, 2022
Lease Term and Discount Rate:
Weighted-average remaining lease term (years)
Operating leases	6.1 years
Finance leases	4.3 years
Weighted-average discount rate
Operating leases	3.4%
Finance leases	5.5%

	Year Ended Jan 29, 2022	Year Ended Jan 30, 2021	Year Ended Feb 1, 2020
Supplemental Cash Flow Information:
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$225,652	$193,776	$250,972
New operating ROU assets obtained in exchange for lease liabilities	$156,102	$189,412	$127,232
Impairment of ROU Assets
During fiscal 2022, the Company recorded asset impairment charges of $0.7 million related to ROU assets at certain retail locations primarily in Europe. During fiscal 2021, the Company recorded asset impairment charges of $45.4 million related primarily to ROU assets at certain retail locations in North America and Europe. During fiscal 2020, the Company recorded asset impairment charges of $1.0 million related primarily to ROU assets at certain retail locations in North America. The asset impairment charges were determined based on the excess of the carrying value over the fair value of the ROU assets. The Company uses market participant rents to calculate fair value of ROU assets. Refer to Note 1 for more information on the Company’s impairment testing.
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

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
arrears on April 15 and October 15 of each year, beginning on October 15, 2019. The Notes will mature on April 15, 2024, unless earlier repurchased or converted in accordance with their terms.
The Notes are convertible in certain circumstances into cash, shares of the Company’s common stock, or a combination of cash and shares of the Company’s common stock, at the Company’s election, at an initial conversion rate of 38.7879 shares of common stock per $1,000 principal amount of Notes, which is equivalent to an initial conversion price of approximately $25.78 per share, subject to adjustment upon the occurrence of certain events. In connection with the increase to the quarterly cash dividend announced on November 23, 2021, the Company adjusted the conversion rate and the conversion price of the convertible senior notes in accordance with the terms of the indenture governing the convertible senior notes, effective as of December 7, 2021. Prior to November 15, 2023, the Notes are convertible only upon the occurrence of certain events and during certain periods, and thereafter, at any time until the close of business on the second scheduled trading day immediately preceding the maturity date of the Notes. Following certain corporate events described in the Indenture that occur prior to the maturity date, the conversion rate will be increased for a holder who elects to convert its Notes in connection with such corporate event in certain circumstances. The Notes are not redeemable prior to maturity, and no sinking fund is provided for the Notes. As of January 29, 2022, none of the conditions allowing holders of the Notes to convert had been met. The Company expects to settle the principal amount of the Notes in 2024 in cash and any excess in shares.
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
The excess of the principal amount of the liability component over its carrying amount (“debt discount”) will be amortized to interest expense using an effective interest rate of 6.8% over the term of the Notes. The equity component is not remeasured as long as it continues to meet the conditions for equity classification. During the fiscal years ended January 29, 2022, January 30, 2021 and February 1, 2020, the Company recorded $11.1 million, $10.4 million and $7.6 million of interest expense related to the amortization of the debt discount, respectively.
Debt issuance costs related to the Notes were comprised of discounts and commissions payable to the initial purchasers of $3.8 million and third-party offering costs of approximately $1.5 million.
During the fiscal years ended January 29, 2022, January 30, 2021 and February 1, 2020, the Company recorded $0.9 million, $0.9 million and $0.7 million related to the amortization of debt issuance costs, respectively. Debt issuance costs attributable to the equity component are netted with the equity component in stockholders’ equity.

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The Notes consist of the following components at (in thousands):

	Year Ended Jan 29, 2022	Year Ended Jan 30, 2021
Liability component:
Principal	$300,000	$300,000
Unamortized debt discount	(27,498)	(38,623)
Unamortized issuance costs	(1,907)	(2,763)
Net carrying amount	$270,595	$258,614

Equity component, net[1]	$42,320	$42,320
______________________________________________________________________
1Included in paid-in capital within stockholders’ equity on the consolidated balance sheets and is net of debt issuance costs and deferred taxes.
As of January 29, 2022 and January 30, 2021, the fair value of the Notes, net of unamortized debt discount and issuance costs, was approximately $303.1 million and $303.5 million, respectively. The fair value of the Notes is determined based on inputs that are observable in the market and have been classified as Level 2 in the fair value hierarchy.
Convertible Bond Hedge and Warrant Transactions
In connection with the offering of the Notes, the Company entered into convertible note hedge transactions whereby the Company has the option to purchase a total of approximately 11.6 million shares of its common stock at a price of approximately $25.78 per share, in each case subject to adjustment in certain circumstances. The total cost of the convertible note hedge transactions was $61.0 million. In addition, the Company sold warrants whereby the holders of the warrants have the option to purchase a total of approximately 11.6 million shares of the Company’s common stock at a price of $46.88 per share. Both the number of shares underlying the convertible note hedges and warrants and the strike price of the instruments are subject to customary adjustments. In connection with the increase to the quarterly cash dividend announced on November 23, 2021, an adjustment has been made to the strike prices with respect to the convertible note hedges and the warrants, each of which will be decreased in accordance with the terms of the convertible note hedge confirmations and warrant confirmations, respectively. The Company received $28.1 million in cash proceeds from the sale of these warrants. Taken together, the purchase of the convertible note hedges and sale of the warrants are intended to offset dilution from the conversion of the Notes by effectively increasing the overall conversion price from $25.78 per share to $46.88 per share. The warrant transaction may have a dilutive effect with respect to the Company’s common stock to the extent the market price per share of the Company’s common stock exceeds the strike price of the warrants. As these transactions meet certain accounting criteria, the convertible note hedges and warrants are recorded in stockholders’ equity, are not accounted for as derivatives and are not remeasured each reporting period.
As of January 29, 2022 and January 30, 2021, the Company had a deferred income tax liability of $6.2 million and $8.8 million in connection with the debt discount associated with the Notes and a deferred income tax asset of $6.9 million and $9.7 million in connection with the convertible note hedge transaction, respectively. The net deferred income tax impact was included in deferred income tax assets on the Company’s consolidated balance sheets.

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(11) Stockholders’ Equity
Dividends
The following sets forth the cash dividend declared per share:

	Year Ended	Year Ended	Year Ended
	Jan 29, 2022	Jan 30, 2021	Feb 1, 2020
Cash dividend declared per share	$0.5625	$0.2250	$0.5625
During the first quarter of fiscal 2020, the Company announced that its Board of Directors reduced the future quarterly cash dividends that may be paid to holders of the Company’s common stock, when, and if any such dividend is declared by the Company’s Board of Directors, from $0.225 per share to $0.1125 per share to redeploy capital and return incremental value to shareholders through share repurchases. During the first quarter of fiscal 2021, the Company announced that its Board of Directors had deferred the decision with respect to the payment of its quarterly cash dividend. The Board of Directors decided to continue to postpone its decision with respect to the payment of its quarterly cash dividend during the second quarter of fiscal 2021 in order to preserve the Company’s cash position and provide continued financial flexibility in light of the uncertainties related to the COVID-19 pandemic. The Company announced that it would resume paying its quarterly cash dividend of $0.1125 per share beginning in the third quarter of fiscal 2021, but decided to not declare any cash dividends for the first and second quarters of fiscal 2021. On November 23, 2021, the Company announced an increase to its regular quarterly cash dividend from $0.1125 to $0.225 per share on the Company’s common stock. In connection with the increase to the quarterly cash dividend, the Company adjusted the conversion rate and the conversion price of the convertible senior notes in accordance with the terms of the indenture governing the convertible senior notes, effective as of December 7, 2021.
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

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Accumulated Other Comprehensive Income (Loss)
The changes in accumulated other comprehensive income (loss), net of related income taxes, are (in thousands):

	Foreign Currency Translation Adjustment	Derivative Financial Instruments Designated as Cash Flow Hedges	Defined Benefit Plans	Total
Balance at February 2, 2019	$(119,546)	$2,999	$(9,632)	$(126,179)
Gains (losses) arising during the period	(17,743)	8,316	342	(9,085)
Reclassification to net earnings for (gains) losses realized	—	(6,996)	369	(6,627)
Net other comprehensive income (loss)	(17,743)	1,320	711	(15,712)
Cumulative adjustment reclassified to retained earnings from adoption of new accounting guidance[1]	—	1,981	—	1,981
Balance at February 1, 2020	$(137,289)	$6,300	$(8,921)	$(139,910)
Gains (losses) arising during the period	31,319	(5,709)	(1,203)	24,407
Reclassification to net loss for (gains) losses realized	—	(5,467)	295	(5,172)
Net other comprehensive income (loss)	31,319	(11,176)	(908)	19,235
Balance at January 30, 2021	$(105,970)	$(4,876)	$(9,829)	$(120,675)
Gains (losses) arising during the period	(29,891)	10,121	2,550	(17,220)
Reclassification to net earnings for losses realized	—	2,035	311	2,346
Net other comprehensive income (loss)	(29,891)	12,156	2,861	(14,874)
Balance at January 29, 2022	$(135,861)	$7,280	$(6,968)	$(135,549)
______________________________________________________________________
1During the first quarter of fiscal 2020, the Company adopted new authoritative guidance which eliminated the requirement to separately measure and report ineffectiveness for instruments that qualify for hedge accounting and generally requires that the entire change in the fair value of such instruments ultimately be presented in the same line as the respective hedge item. As a result, there is no interest component recognized for the ineffective portion of instruments that qualify for hedge accounting, but rather all changes in the fair value of such instruments are included in other comprehensive income (loss) beginning with fiscal 2020. Upon adoption of this guidance, the Company reclassified approximately $2.0 million in gains from retained earnings to accumulated other comprehensive loss related to the previously recorded interest component on outstanding instruments that qualified for hedge accounting.

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Details on reclassifications out of accumulated other comprehensive income (loss) to net earnings (loss) are as follows (in thousands):

				Location of (Gain) Loss Reclassified from Accumulated OCI into Earnings (Loss)
	Year Ended Jan 29, 2022	Year Ended Jan 30, 2021	Year Ended Feb 1, 2020
Derivative financial instruments designated as cash flow hedges:
Foreign exchange currency contracts	$2,051	$(6,298)	$(7,776)	Cost of product sales
Interest rate swap	272	181	(128)	Interest expense
Less income tax effect	(288)	650	908	Income tax expense (benefit)
	2,035	(5,467)	(6,996)
Defined benefit plans:
Net actuarial loss amortization	420	397	446	Other income (expense)
Prior service credit amortization	(67)	(66)	(39)	Other income (expense)
Less income tax effect	(42)	(36)	(38)	Income tax expense (benefit)
	311	295	369
Total reclassifications to net earnings (loss) for (gains) losses realized during the period	$2,346	$(5,172)	$(6,627)
(12) Income Taxes
Intra-Entity Transaction
During the third quarter of fiscal 2022, the Company completed an intra-entity transfer of intellectual property rights from a U.S. entity to a wholly-owned Swiss subsidiary, more closely aligning the Company’s intellectual property rights with its business operations. This transaction resulted in a taxable gain in the U.S. The U.S. taxable gain generated by this intercompany transfer of intellectual property was primarily offset by the recognition of a deferred income tax asset in the Swiss subsidiary.
The intra-entity transfer of intellectual property rights resulted in a U.S. income tax expense of approximately $106 million. The U.S. income tax expense generated by this intercompany transfer of intellectual property was substantially offset by the recognition of a deferred income tax asset in the Swiss subsidiary of approximately $102 million. The net impact to the Company’s income tax expense for this transaction was approximately $4 million.
For the intra-entity transfer of the intellectual property rights, the Company made U.S. income tax payments of $107.2 million. The Company estimates it will take between 5 and 10 years to amortize the Swiss deferred income tax asset.
Changes in Income Tax Law
On March 27, 2020, the U.S. government enacted the CARES Act to provide economic relief from the COVID-19 pandemic. Among other provisions, the CARES Act allows for a full offset of taxable income in a five-year carryback period for net operating losses, which will reduce current period income tax expense and may result in a refund of previously paid income tax amounts at higher historical income tax rates. For the year ended January 30, 2021, the Company recognized an income tax benefit of $0.9 million related to the CARES Act.
During calendar 2019, Switzerland implemented income tax reform (“Swiss tax reform”) that was effective as of January 1, 2020. The Swiss tax reform eliminates certain preferential income tax treatments and includes transitional relief measures which provides for future income tax deductions. During the fourth quarter of fiscal 2020, the Company recognized a one-time income tax benefit of approximately $8.1 million related primarily to

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
the recognition of a deferred income tax asset associated with the estimated value of an income tax basis step-up of the Company’s Switzerland subsidiary’s assets.
The Company has historically considered the undistributed earnings of its foreign subsidiaries to be indefinitely reinvested. As a result of the Tax Reform, the Company had a substantial amount of previously taxed earnings that could be distributed to the U.S. without additional U.S. taxation. The Company continues to evaluate its plans for reinvestment or repatriation of unremitted foreign earnings and regularly reviews its cash positions and determination of permanent reinvestment of foreign earnings. As of January 29, 2022, the Company determined approximately $7.4 million of such foreign earnings are no longer indefinitely reinvested. The incremental income tax cost to repatriate these earnings to the U.S. is immaterial. The Company intends to indefinitely reinvest the remaining earnings from the Company’s foreign subsidiaries for which a deferred income tax liability has not already been recorded. It is not practicable to estimate the amount of income tax that might be payable if these earnings were repatriated due to the complexities associated with the hypothetical calculation.
Income Tax Settlement
In connection with an income tax audit in Italy, the Italian tax authority indicated it believed certain dividend distributions made in fiscal years 2015 and 2016 from the Company’s Italian subsidiaries to their European parent holding company should be subject to certain withholding taxes in Italy. While the Company disagreed with the position of the Italian tax authority and was prepared to vigorously defend itself in this matter, the Company continued to work with the Italian tax authority in an attempt to resolve the dispute through standard tax resolution processes. In December 2019, to avoid a potentially long and costly litigation process, the Company reached an agreement with the Italian tax authority to settle the matter for €9.9 million ($11.1 million) (including interest), to be paid in 16 equal quarterly installments starting in December 2019. As a result of the agreement, the Company recorded a charge to income tax expense of €7.0 million ($7.8 million) (net of related offsets in other income tax jurisdictions) during the fourth quarter of fiscal 2020. As of January 29, 2022, the Company had recorded €2.5 million ($2.8 million) and €2.5 million ($2.8 million) in accrued expenses and other long-term liabilities, respectively, in the accompanying balance sheets. As of January 30, 2021, the Company had recorded €2.4 million ($3.2 million) and €5.0 million ($6.1 million) in accrued expenses and other long-term liabilities, respectively, in the accompanying consolidated balance sheets.
Income Tax Expense
Income tax expense (benefit) is summarized as follows (in thousands):

	Year Ended
	Jan 29, 2022	Jan 30, 2021	Feb 1, 2020
Federal:
Current	$149,811	$(2,390)	$9,270
Deferred	9,859	(5,274)	2,263
State:
Current	10,433	248	1,622
Deferred	2,443	(598)	1,699
Foreign:
Current	13,592	8,285	17,166
Deferred	(112,458)	(6,609)	(9,507)
Total	$73,680	$(6,338)	$22,513

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Actual income tax expense (benefit) differs from expected income tax expense (benefit) obtained by applying the statutory federal income tax rate to earnings before income taxes as follows:

	Year Ended
	Jan 29, 2022	Jan 30, 2021	Feb 1, 2020
Computed “expected” tax rate	21.0%	21.0%	21.0%
State taxes, net of federal benefit	1.6%	1.2%	3.0%
Non-U.S. tax expense higher than federal statutory tax rate[1]	(2.4%)	9.1%	0.0%
Tax Reform - repatriation tax adjustment	0.2%	—%	—%
SERP/TOLI	(0.1%)	1.9%	(1.5%)
Non-deductible participation loss	1.8%	3.6%	—%
Swiss tax reform[2]	—%	—%	(6.5%)
Valuation reserve[3]	0.7%	(26.9%)	(0.2%)
Intra-entity intellectual property transfer tax rate difference[4]	1.6%	—%	—%
Unrecognized tax liabilities (benefits)	(0.6%)	(6.6%)	(6.2%)
Share-based compensation	(0.4%)	1.8%	0.9%
Net tax settlements	—%	—%	9.1%
Prior year tax adjustments	0.4%	1.3%	(1.8%)
Non-deductible permanent differences	0.6%	0.4%	2.1%
Foreign derived intangible income[5]	(1.5%)	—%	(3.4%)
Subpart F Income	4.5%	—%	—%
GILTI	0.6%	—%	—%
Other	1.0%	0.5%	1.7%
Effective income tax rate	29.0%	7.3%	18.2%
______________________________________________________________________
1The jurisdictional location of pre-tax income (loss) may represent a significant component of the Company’s effective income tax rate as earnings (loss) in foreign jurisdictions are taxed at rates that are different from the U.S. statutory income tax rate. These amounts exclude the impact of net changes in valuation allowances, audit and other adjustments related to the Company’s non-U.S. operations, as they are reported separately in the appropriate corresponding line items above.
2During fiscal 2020, the Company recognized additional income tax benefits resulting from the enactment of the Swiss tax reform. The additional income tax benefits related primarily to the recognition of a deferred income tax asset associated with the estimated value of an income tax basis step-up of the Company’s Switzerland subsidiary’s assets.
3Amounts relate primarily to valuation reserves on net operating losses, other deferred income tax assets arising during the respective period and valuation reserves resulting from jurisdictions where there have been cumulative net operating losses, limiting the Company’s ability to consider other subjective evidence to continue to recognize the existing deferred income tax assets.
4During fiscal 2022, the Company completed an intra-entity transfer of intellectual property rights from a U.S. entity to a wholly-owned Swiss subsidiary, resulting in income tax rate difference of $4.0 million.
5During fiscal 2022, the Company recognized an additional foreign derived intangible income tax benefits of $37.0 million related to the intra-entity transfer of intellectual property rights.
Total income tax expense (benefit) is allocated as follows (in thousands):

	Year Ended
	Jan 29, 2022	Jan 30, 2021	Feb 1, 2020[1]
Operations	$73,680	$(6,338)	$22,513
Stockholders’ equity	2,264	(1,534)	(1,142)
Total income tax expense (benefit)	$75,944	$(7,872)	$21,371
______________________________________________________________________
1In April 2019, the Company issued the Notes in a private offering. Paid-in capital includes $1.3 million in net deferred income tax assets in connection with the related convertible note hedge transactions and debt discount associated with the Notes. Refer to Notes 2 and 10 for more information on the convertible senior notes and related transactions.

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The income tax effects of the components of other comprehensive income (loss) are allocated as follows (in thousands):

	Year Ended
	Jan 29, 2022	Jan 30, 2021	Feb 1, 2020
Derivative financial instruments designated as cash flow hedges	$1,627	$(1,387)	$80
Defined benefit plans	637	(147)	68
Total income tax expense (benefit)	$2,264	$(1,534)	$148
Total earnings (loss) before income tax expense (benefit) and noncontrolling interests are comprised as follows (in thousands):

	Year Ended
	Jan 29, 2022	Jan 30, 2021	Feb 1, 2020
Domestic operations	$141,920	$(27,984)	$91,008
Foreign operations	111,809	(59,095)	32,734
Earnings (loss) before income tax expense (benefit) and noncontrolling interests	$253,729	$(87,079)	$123,742
Deferred Income Taxes
The income tax effects of temporary differences that give rise to significant portions of deferred income tax assets and liabilities are as follows (in thousands):

	Jan 29, 2022	Jan 30, 2021
Deferred income tax assets:
Operating lease liabilities	$169,771	$193,789
Intangible assets	109,887	—
Net operating losses	38,583	38,117
Defined benefit plans	11,762	12,596
Deferred compensation	7,632	7,877
Convertible senior notes hedge transactions	6,884	9,697
Deferred income	5,771	6,258
Goodwill amortization	4,657	6,542
Sales return and other reserves	2,710	1,988
Accrued bonus	2,575	984
Lease incentives	1,918	2,187
Excess of book over tax depreciation/amortization	1,784	6,183
Account receivable reserve	1,780	2,520
Inventory valuation	1,679	4,788
Uniform capitalization	1,004	756
Other	13,826	13,538
Total deferred income tax assets	382,223	307,820
Deferred income tax liabilities:
Operating right-of-use assets	(155,618)	(172,496)
Convertible senior notes debt discount	(6,207)	(8,776)
Valuation allowance	(55,278)	(54,131)
Net deferred income tax assets	$165,120	$72,417
Based on the historical earnings of the Company and projections of future taxable earnings in certain jurisdictions, management believes it is more likely than not that the results of operations will not generate sufficient taxable earnings to realize certain net deferred income tax assets. Therefore, the Company has recorded a valuation allowance of $55.3 million, which is an increase of $1.1 million from the prior year.

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
As of January 29, 2022, certain of the Company’s operations had net operating loss carryforwards of $45.8 million (income tax effected, not net of uncertain income tax positions), including state/provincial net operating loss carryforwards. These are comprised of $9.9 million (income tax effected, not net of uncertain income tax positions) of net operating loss carryforwards with an unlimited carryforward life, $35.7 million (income tax effected, not net of uncertain income tax positions) of foreign net operating loss carryforwards expiring between fiscal 2023 and fiscal 2041 and $0.3 million (income tax effected) of state/provincial net operating loss carryforwards expiring starting fiscal 2023 and beyond. Based on the historical earnings of these operations, management believes it is more likely than not that some of the operations will not generate sufficient earnings to utilize these net operating losses. As of January 29, 2022 and January 30, 2021, the Company had a valuation allowance of $39.8 million and $35.8 million, respectively, related to its net operating loss carryforwards.
Unrecognized Income Tax Benefit
The Company and its subsidiaries are subject to U.S. federal and foreign income tax, as well as income tax of multiple state and foreign local jurisdictions. From time-to-time, the Company is subject to routine income and other tax audits on various tax matters around the world in the ordinary course of business.
A reconciliation of the beginning and ending amount of gross unrecognized income tax benefit (excluding interest and penalties) is as follows (in thousands):

	Year Ended
	Jan 29, 2022	Jan 30, 2021	Feb 1, 2020
Beginning balance	$34,246	$29,183	$38,751
Additions:
Tax positions related to the prior year	280	110	3,074
Tax positions related to the current year	21,616	8,204	264
Reductions:
Tax positions related to the prior year	(2,405)	(3,251)	(12,658)
Tax positions related to the current year	(2,001)	—	—
Foreign currency translation	—	—	(248)
Ending balance	$51,736	$34,246	$29,183
The amount of unrecognized income tax benefit as of January 29, 2022 and January 30, 2021 includes $33.1 million and $33.7 million (net of federal benefit on state issues), respectively, which, if ultimately recognized, may reduce our future annual effective income tax rate.
From time-to-time, the Company is subject to routine income and other income tax audits on various income tax matters around the world in the ordinary course of business. As of January 29, 2022, no major income tax audits were ongoing.
As of January 29, 2022 and January 30, 2021, the Company had $57.5 million and $40.0 million, respectively, of aggregate accruals for uncertain income tax positions, including penalties and interest. This includes an accrual of $19.9 million for the estimated transition tax (excluding interest related to the Tax Reform) and $20.6 million for the intra-entity transfer of intellectual property rights, substantially offset by the related deferred income tax benefit, from a U.S. entity to a wholly-owned Swiss Subsidiary. The Company reviews and updates the estimates used in the accrual for uncertain income tax positions, as appropriate, as more definitive information or interpretations become available from income taxing authorities, and on the completion of income tax audits, the receipt of assessments, expiration of statutes of limitations, or occurrence of other events.
The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company included interest and penalties related to uncertain income tax positions of a $0.2 million, $0.9 million and $2.2 million in income tax expense for fiscal years 2022, 2021 and 2020, respectively. Total interest and penalties related to uncertain income tax positions was $5.7 million and $5.7 million at January 29, 2022 and January 30, 2021, respectively.

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
During the second quarter of fiscal 2021, the Company became aware of a foreign withholding income tax regulation that could be interpreted to apply to certain of its previous transactions. The Company currently does not expect its exposure, if any, will have a material impact on its consolidated financial position, results of operations or cash flows.
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
As a non-qualified pension plan, no dedicated funding of the SERP is required; however, the Company has made periodic payments into insurance policies held in a rabbi trust to fund the expected obligations arising under the non-qualified SERP. The amount of any future payments into the insurance policies, if any, may vary depending on investment performance of the trust. The cash surrender values of the insurance policies were $70.9 million and $72.1 million as of January 29, 2022 and January 30, 2021, respectively, and were included in other assets in the Company’s consolidated balance sheets. As a result of changes in the value of the insurance policy investments, the Company recorded unrealized gains of $0.6 million, $6.1 million and $7.6 million in other income (expense) during fiscal 2022, fiscal 2021 and fiscal 2020, respectively.
The Company assumed a discount rate of approximately 2.8% and 2.3% for the years ended January 29, 2022 and January 30, 2021, respectively, as part of the actuarial valuation performed to calculate the projected benefit obligation, based on the timing of cash flows expected to be made in the future to the participants, applied to high quality yield curves. The Company also considers recent updates to the mortality tables and mortality improvement scale published by the Society of Actuaries in developing its best estimate of the expected mortality rates for its plan participants.
Aggregate benefits projected to be paid in the next five fiscal years are approximately $1.9 million in fiscal 2023, $1.8 million in fiscal 2024, $3.8 million in fiscal 2025, $3.7 million in fiscal 2026 and $3.7 million in fiscal 2027. Aggregate benefits projected to be paid in the five fiscal years following fiscal 2027 amount to $17.6 million.
Foreign Pension Plans
In certain foreign jurisdictions, primarily in Switzerland, the Company is required to guarantee the returns on Company sponsored defined contribution plans in accordance with local regulations. These plans are typically government-mandated defined contribution plans that provide employees with a minimum investment return, and

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
as such, are treated under pension accounting in accordance with authoritative guidance. The minimum investment return for our Swiss pension plan was 1.0% during calendar 2021 and calendar 2020. Under the Swiss pension plan, both the Company and certain of its employees with annual earnings in excess of government determined amounts are required to make contributions into a fund managed by an independent investment fiduciary. The Company’s contributions must be made in an amount at least equal to the employee’s contribution. Minimum employee contributions are based on the respective employee’s age, salary and gender.
As of January 29, 2022 and January 30, 2021, actuarial assumptions used by the Company to calculate the projected benefit obligation and the fair value of the plans assets related to its Swiss pension plan included discount rates of 0.35% and 0.05%, respectively, and expected returns on plan assets of 0.65% and 0.50%, respectively.
The components of net periodic defined benefit pension cost to accumulated other comprehensive income (loss) related to the Company’s defined benefit plans are as follows (in thousands):

	Year Ended January 29, 2022
	SERP	Foreign Pension Plans	Total
Service cost	$—	$3,142	$3,142
Interest cost	1,155	74	1,229
Expected return on plan assets	—	(206)	(206)
Net amortization of unrecognized prior service credit	—	(67)	(67)
Net amortization of actuarial losses	81	339	420
Net periodic defined benefit pension cost	$1,236	$3,282	$4,518

Unrecognized prior service credit charged to comprehensive income (loss)	$—	$(67)	$(67)
Unrecognized net actuarial loss charged to comprehensive income (loss)	81	339	420
Net actuarial gains	2,067	738	2,805
Foreign currency and other adjustments	—	340	340
Related tax impact	(496)	(141)	(637)
Total periodic defined benefit pension cost and other charges to other comprehensive income (loss) and accumulated other comprehensive income (loss)	$1,652	$1,209	$2,861

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year Ended January 30, 2021
	SERP	Foreign Pension Plans	Total
Service cost	$—	$3,155	$3,155
Interest cost	1,277	32	1,309
Expected return on plan assets	—	(186)	(186)
Net amortization of unrecognized prior service credit	—	(66)	(66)
Net amortization of actuarial losses	40	357	397
Net periodic defined benefit pension cost	$1,317	$3,292	$4,609

Unrecognized prior service credit charged to comprehensive income (loss)	$—	$(66)	$(66)
Unrecognized net actuarial loss charged to comprehensive income (loss)	40	357	397
Net actuarial losses	(767)	(236)	(1,003)
Foreign currency and other adjustments	—	(383)	(383)
Related tax impact	168	(21)	147
Total periodic defined benefit pension cost and other charges to other comprehensive income (loss) and accumulated other comprehensive income (loss)	$(559)	$(349)	$(908)

	Year Ended February 1, 2020
	SERP	Foreign Pension Plans	Total
Service cost	$—	$3,211	$3,211
Interest cost	1,924	270	2,194
Expected return on plan assets	—	(310)	(310)
Net amortization of unrecognized prior service credit	—	(39)	(39)
Net amortization of actuarial losses	62	384	446
Net periodic defined benefit pension cost	$1,986	$3,516	$5,502

Unrecognized prior service credit charged to comprehensive income (loss)	$—	$(39)	$(39)
Unrecognized net actuarial loss charged to comprehensive income (loss)	62	384	446
Net actuarial gains (losses)	449	(43)	406
Foreign currency and other adjustments	—	(34)	(34)
Related tax impact	(118)	50	(68)
Total periodic defined benefit pension cost and other charges to other comprehensive income (loss) and accumulated other comprehensive income (loss)	$393	$318	$711
Included in accumulated other comprehensive income (loss), before income tax, are the following amounts that have not yet been recognized in net periodic defined benefit pension cost as follows (in thousands):

	Jan 29, 2022			Jan 30, 2021
	SERP	Foreign Pension Plans	Total	SERP	Foreign Pension Plans	Total
Unrecognized prior service credit	$—	$(227)	$(227)	$—	$(161)	$(161)
Unrecognized net actuarial loss	4,550	4,071	8,621	6,696	5,355	12,051
Total included in accumulated other comprehensive loss	$4,550	$3,844	$8,394	$6,696	$5,194	$11,890

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following summarizes the funded status of the Company’s defined benefit plans and the amounts recognized in the Company’s consolidated balance sheets are as follows (in thousands):

	Jan 29, 2022			Jan 30, 2021
	SERP	Foreign Pension Plans	Total	SERP	Foreign Pension Plans	Total
Projected benefit obligation	$(49,431)	$(42,740)	$(92,171)	$(52,268)	$(41,461)	$(93,729)
Plan assets at fair value[1]	—	38,015	38,015	—	35,015	35,015
Net liability[2]	$(49,431)	$(4,725)	$(54,156)	$(52,268)	$(6,446)	$(58,714)
______________________________________________________________________
1The SERP is a non-qualified pension plan and hence the insurance policies are not considered to be plan assets. Accordingly, the table above does not include the insurance policies with cash surrender values of $70.9 million and $72.1 million as of January 29, 2022 and January 30, 2021, respectively.
2The net liability was included in accrued expenses and other long-term liabilities in the Company’s consolidated balance sheets depending on the expected timing of payments.
A reconciliation of the changes in the projected benefit obligation is as follows (in thousands):

	SERP	Foreign Pension Plans	Total
Balance at February 1, 2020	$51,939	$34,779	$86,718
Service cost	—	3,165	3,165
Interest cost	1,277	32	1,309
Actuarial losses	767	286	1,053
Contributions by plan participants	—	3,863	3,863
Payments	(1,715)	(3,421)	(5,136)
Foreign currency and other adjustments	—	2,757	2,757
Balance at January 30, 2021	$52,268	$41,461	$93,729
Service cost	—	3,142	3,142
Interest cost	1,155	74	1,229
Actuarial gains	(2,085)	(497)	(2,582)
Contributions by plan participants	—	3,764	3,764
Payments	(1,907)	(3,104)	(5,011)
Foreign currency and other adjustments	—	(2,100)	(2,100)
Balance at January 29, 2022	$49,431	$42,740	$92,171

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The SERP is a non-qualified pension plan and hence the insurance policies are not considered to be plan assets. Accordingly, the table below does not include the insurance policies with cash surrender values of $70.9 million and $72.1 million as of January 29, 2022 and January 30, 2021, respectively. A reconciliation of the changes in plan assets for the Company’s foreign pension plans is as follows (in thousands):

Plan Assets
Balance at February 1, 2020	$28,893
Actual return on plan assets	247
Contributions by employer	3,184
Contributions by plan participants	3,863
Payments	(3,421)
Foreign currency and other adjustments	2,249
Balance at January 30, 2021	$35,015
Actual return on plan assets	447
Contributions by employer	3,582
Contributions by plan participants	3,764
Payments	(3,104)
Foreign currency and other adjustments	(1,689)
Balance at January 29, 2022	$38,015
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
Leases
The Company leases warehouse and administrative facilities, including the Company’s North American corporate headquarters in Los Angeles, California, from partnerships affiliated with the Marciano Entities and certain of their affiliates. There were four of these leases in effect as of January 29, 2022 with expiration or option exercise dates ranging from calendar years 2023 to 2030.
During the first quarter of fiscal 2022, the Company entered into a nine-year lease extension with the related party landlord for its existing office location in Paris, France, which includes a Company option for early termination at the end of the third and sixth years. The lease has standard terms with a quarterly base charge plus a variable charge aggregating approximately €0.9 million (US$1.0 million) per year (with subsequent annual rent adjustments based on a specified price index). All other material terms in the previously existing Paris lease remain the same.
During the second quarter of fiscal 2022, the Company entered into a lease amendment with the related party landlord for its existing warehouse and administrative facilities in Montreal, Quebec. The amendment extended the lease term through August 2023 at a base rent of approximately CAD$0.6 million (US$0.5 million) per year. All other material terms in the previously existing Canada lease remain the same.
Aggregate lease costs recorded under the four related party leases for fiscal 2022, fiscal 2021 and fiscal 2020 were $8.5 million, $6.3 million and $5.1 million, respectively. The Company believes that the terms of the related party leases have not been significantly affected by the fact that the Company and the lessors are related. Refer to Note 9 for more information on lease commitments.
Aircraft Arrangements
The Company periodically charters aircraft owned by the Marciano Entities through informal arrangements with the Marciano Entities and independent third-party management companies contracted by such Marciano Entities to manage their aircraft. The total fees paid under these arrangements for fiscal 2022, fiscal 2021 and fiscal 2020 were approximately $3.5 million, $2.8 million and $0.4 million, respectively.

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Minority Investment
The Company owns a 30% interest in a privately-held men’s footwear company (the “Footwear Company”) in which the Marciano Entities own a 45% interest. In December 2020, the Company provided the Footwear Company with a revolving credit facility for $2.0 million, which provides for an annual interest rate of 2.75% and matures in November 2023. As of both January 29, 2022 and January 30, 2021, the Company had a note receivable of $0.2 million included in other assets in its consolidated balance sheet related to outstanding borrowings by the Footwear Company under this revolving credit facility.
Vendor Purchases
The Company purchases faux fur products from a privately-held fashion accessories company (the “Fashion Company”). Mr. Maurice Marciano, Mr. Paul Marciano and Mr. Carlos Alberini own on a combined basis 20% of the outstanding common equity interests in the Fashion Company (with the Marcianos jointly owning 16% and Mr. Alberini owning 4%). The total payments made by the Company to the Fashion Company during fiscal 2022 was approximately $4.5 million. The Company believes that the price paid by the Company for the Fashion Company’s products and the terms of the transactions between the Company and the Fashion Company have not been affected by this passive investment of Messrs. Marcianos and Mr. Alberini in the Fashion Company.
Healthcare Claim Payments
In the fourth quarter of fiscal 2021, the Company discovered that, as part of its self-funded medical insurance program covering employees of all of the Company’s U.S. entities, it had erroneously paid the medical expenses of the employees of certain entities controlled by Paul Marciano and Maurice Marciano (collectively the “Marciano Offices”) from approximately 2000 until October 2020. The incremental cost to the Company arising from paying the medical expenses of the employees of the Marciano Offices for fiscal 2021 and fiscal 2020 was approximately $671,000 and $700,000, respectively. For the five-year period from fiscal 2015 through fiscal 2019, the aggregate incremental cost was approximately $1.8 million. The Company estimates that the aggregate incremental cost for the 14-year period prior to fiscal 2015 was $2.1 million. The Company believes its estimation method fairly approximates the Company’s incremental cost of paying the medical expenses of the employees of the Marciano Offices for the years 2000 to 2013 in which actual employment and medical expense data for the employees of the Marciano Offices are not available. The Company had expensed all such amounts as part of its periodic recording of related medical claims.
Upon becoming aware of the situation, the Company promptly discontinued covering the costs of the medical expenses of the employees of the Marciano Offices, and Paul Marciano and Maurice Marciano reimbursed the Company $2.7 million: (a) $1.9 million for the medical expenses of the employees of the Marciano Offices in fiscal 2021, fiscal 2020 and fiscal 2019, an amount equal to 100% of the aggregate incremental cost to the Company in those fiscal years plus accrued interest, and (b) $0.8 million for the medical expenses of the employees of the Marciano Offices for prior periods. The Company believes the out of period impacts to expense for the current and prior years were immaterial, and therefore recorded the cumulative correction in the current year. The fact that the Marciano Offices may have realized lower overall expenses in connection with obtaining and administering medical insurance for the employees of the Marciano Offices may itself be considered a perquisite inadvertently provided by the Company to Paul Marciano and Maurice Marciano, but there was ultimately no associated incremental cost to the Company for providing that benefit in fiscal 2022, fiscal 2021 and fiscal 2020 because the Marciano’s either reimbursed the Company 100% of the aggregate incremental cost to the Company or paid the insurance provider directly in those fiscal years.
(15) Commitments and Contingencies
Purchase Commitments
Inventory purchase commitments as of January 29, 2022 were $258.6 million. These purchase commitments can be impacted by various factors, including the scheduling of market weeks, the timing of issuing orders, the timing of the shipment of orders and currency fluctuations.

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
Investment Commitments
As of January 29, 2022, the Company had an unfunded commitment to invest €1.0 million ($1.1 million) in a private equity fund. Refer to Note 21 for further information.
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
The Company has received customs tax assessment notices from the Italian Customs Agency (“ICA”) regarding its customs tax audit of one of the Company’s European subsidiaries for the period from July 2010 through December 2012. Such assessments totaled €9.8 million ($10.9 million), including potential penalties and interest. The Company strongly disagreed with the ICA’s positions and therefore filed appeals with the Milan First Degree Tax Court (“MFDTC”). Those appeals were split into a number of different cases that were then heard by different sections of the MFDTC. The MFDTC ruled in favor of the Company on all of these appeals. The ICA subsequently appealed €9.7 million ($10.8 million) of these favorable MFDTC judgments with the Appeals Court. To date, €8.5 million ($9.5 million) have been decided in favor of the Company and €1.2 million ($1.3 million) have been decided in favor of the ICA. The Company believes that the unfavorable Appeals Court ruling is incorrect and inconsistent with the prior rulings on similar matters by both the MFDTC and other judges within the Appeals Court, and has appealed the decision to the Supreme Court. The ICA has appealed most of the favorable Appeals Court rulings to the Supreme Court. To date, of the cases that have been appealed to the Supreme Court, €0.4 million ($0.4 million) have been decided in favor of the Company based on the merits of the case and €1.1 million ($1.2 million) have been remanded back to the lower court for further consideration. There can be no assurances the Company will be successful in the remaining appeals. It also continues to be possible that the Company will receive similar or even larger assessments for periods subsequent to December 2012 or other claims or charges related to the matter in the future. Although the Company believes that it has a strong position and will continue to vigorously defend this matter, it is unable to predict with certainty whether or not these efforts will ultimately be successful or whether the outcome will have a material impact on the Company’s financial position, results of operations or cash flows.
On January 19, 2021, a former model for the Company filed an action against the Company's Chief Creative Officer and the Company in the California Superior Court in Los Angeles (Jane Doe v. Paul Marciano, et al.). The complaint asserts several claims based on allegations that the former model was treated improperly by Mr. Paul Marciano and retaliated against by the Company. The complaint seeks an unspecified amount of general damages, medical expenses, lost earnings, punitive damages and attorneys’ fees. The case has been moved to arbitration and is still at an early stage. Mr. Paul Marciano and the Company dispute these claims fully and intend to contest them vigorously. In March and April 2021, the Company received separate communications from two other individuals containing similar allegations against Mr. Paul Marciano and the Company. Each individual who contacted the Company in March 2021 and April 2021 is represented by the same attorney who represents the plaintiff in the January 2021 action. Though no complaint was filed with respect to the allegations in the March 2021 letter and Mr. Paul Marciano and the Company disputed each of those allegations fully, in order to avoid the cost of litigation and without admitting liability or fault, the Company and Mr. Paul Marciano entered into a settlement

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
agreement with the individual who sent the March 2021 letter, resolving the claims for an aggregate total amount of $300,000 in July 2021.
On October 22, 2021, the individual who sent the April 2021 letter filed an action against Mr. Paul Marciano and the Company in the United States District Court for the Central District of California (Jane Doe 3 v. Paul Marciano, et al.). The complaint asserts a claim under the Trafficking Victims Protection Act based on allegations that the individual was treated improperly by Mr. Paul Marciano. The complaint seeks an unspecified amount of compensatory damages, punitive damages and attorneys’ fees. Though Mr. Paul Marciano and the Company also disputed these claims fully, in order to avoid the cost of litigation and without admitting liability or fault, the Company and Mr. Paul Marciano entered into a settlement agreement with the individual who sent the April 2021 letter and filed the October 2021 action, resolving the claims for an aggregate total amount of $120,000 in March 2022.
On March 16, 2022, the plaintiff in the January 2021 action and another former model for the Company filed an action against those individuals who were on the Company's Board of Directors in January, 2019 (the “Defendants”) in the California Superior Court in Los Angeles (Jane Doe 1 and Jane Doe 2 v. Maurice Marciano, et al.). The complaint asserts that the Defendants aided and abetted the alleged improper behavior of Mr. Paul Marciano described in the January 2021 action and discomfort felt by the other individual during interactions with Mr. Paul Marciano described in the March 2022 action. The complaint seeks an unspecified amount of general damages and attorneys’ fees and seeks an order for the Defendants to remove Mr. Paul Marciano from the Board of Directors and relieve him of his day-to-day duties at the Company. The individual plaintiffs in the March 2022 action are represented by the same attorney who represents the plaintiffs in the January 2021 and October 2021 actions.
Redeemable Noncontrolling Interests
The Company is party to a put arrangement with respect to the common securities that represent the remaining noncontrolling interest for its majority-owned subsidiary, Guess Brasil Comércio e Distribuição S.A. (“Guess Brazil”). The put arrangement for Guess Brazil, representing 40% of the total outstanding equity interest of that subsidiary, may be exercised at the discretion of the noncontrolling interest holder by providing written notice to the Company every third anniversary beginning in March 2019, subject to certain time restrictions. The redemption value of the Guess Brazil put arrangement is based on a multiple of Guess Brazil’s earnings before interest, taxes, depreciation and amortization subject to certain adjustments and is classified as a redeemable noncontrolling interest outside of permanent equity in the Company’s consolidated balance sheet. The carrying value of the redeemable noncontrolling interest related to Guess Brazil was $0.4 million and $0.9 million as of January 29, 2022 and January 30, 2021, respectively.
The Company is also party to a put arrangement with respect to the common securities that represent the remaining noncontrolling interest for its majority-owned subsidiary, Guess? CIS, LLC (“Guess CIS”), which was established through a majority-owned joint venture during fiscal 2016. The put arrangement for Guess CIS, representing 30% of the total outstanding equity interest of that subsidiary, may be exercised at the discretion of the noncontrolling interest holder by providing written notice to the Company during the period beginning after the fifth anniversary of the agreement through December 31, 2025, or sooner in certain limited circumstances. The redemption value of the Guess CIS put arrangement is based on a multiple of Guess CIS’s earnings before interest, taxes, depreciation and amortization subject to certain adjustments and is classified as a redeemable noncontrolling interest outside of permanent equity in the Company’s consolidated balance sheet. The carrying value of the redeemable noncontrolling interest related to Guess CIS was $9.1 million and $3.0 million as of each of the fiscal years ended January 29, 2022 and January 30, 2021. The Company is in the process of purchasing the 30% interest from its joint venture partner.
The redeemable noncontrolling interests of Guess Brazil and Guess CIS put arrangements are recorded at the greater of their carrying values, adjusted for their share of the allocation of income or loss, dividends and foreign currency translation adjustments, or redemption values. During fiscal 2022, the Company recorded a redeemable noncontrolling interest redemption value adjustment of $5.7 million. The Company had no redeemable noncontrolling interest redemption value adjustments during fiscal 2021 and fiscal 2020.

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
A reconciliation of the total carrying amount of redeemable noncontrolling interests is (in thousands):

	Year Ended	Year Ended
	Jan 29, 2022	Jan 30, 2021
Beginning balance	$3,920	$4,731
Redeemable noncontrolling interest redemption value adjustment	5,654	—
Foreign currency translation adjustment	(74)	(811)
Ending balance	$9,500	$3,920
(16) Savings Plans
The Company established the Guess?, Inc. Savings Plan (the “Savings Plan”) under Section 401(k) of the Internal Revenue Code. Under the Savings Plan, employees (“associates”) may contribute up to 100% of their compensation per year subject to the elective limits as defined by IRS guidelines and the Company may make matching contributions in amounts not to exceed 3.0% of the associates’ annual compensation. Investment selections consist of mutual funds and do not include any Company common stock. The Company’s contributions to the Savings Plan amounted to $1.7 million, $1.4 million and $1.4 million for fiscal 2022, fiscal 2021 and fiscal 2020, respectively.
Effective January 1, 2006, the Company adopted a Non-Qualified Deferred Compensation Plan (the “DCP”). Under the DCP, select employees who satisfy certain eligibility requirements and members of the Board of Directors may make annual irrevocable elections to defer a portion of their base compensation and/or bonuses. The deferred amounts and earnings thereon are payable to participants at specified future distribution dates, upon termination of employment, retirement, disability, death or change in control of the Company, in a lump sum or installments, pursuant to elections under the rules of the DCP. The participants to the DCP have an unsecured contractual commitment by the Company to pay the amounts due under the DCP. The deferred compensation liability as of January 29, 2022 and January 30, 2021 was $15.8 million and $15.6 million, respectively, and was included in accrued expenses and other long-term liabilities in the Company’s consolidated balance sheets depending on the expected timing of payments. The Company has purchased corporate-owned life insurance, which is held in a rabbi trust, to offset this liability. The assets held in the rabbi trust are not available for general corporate purposes except in the event of bankruptcy of the Company. As of January 29, 2022 and January 30, 2021, the long-term asset was $16.6 million and $15.3 million, respectively. All earnings and expenses of the rabbi trust are reported in the Company’s consolidated statements of income (loss) in other income (expense). For fiscal 2022, fiscal 2021 and fiscal 2020, the Company incurred unrealized gains of $0.8 million, $1.8 million and $1.5 million, respectively, related to the change in the value of the insurance policy investments.
(17) Quarterly Information (Unaudited)
The following is a summary of the unaudited quarterly financial information (in thousands, except per share data):

	Quarterly Periods Ended[1]
Year Ended January 29, 2022	May 1, 2021	Jul 31, 2021	Oct 30, 2021	Jan 29, 2022
Net revenue	$520,002	$628,624	$643,070	$799,935
Gross profit	211,558	294,086	293,604	370,257
Net earnings	12,870	63,147	32,367	71,665
Net earnings attributable to Guess?, Inc.	12,006	61,062	29,880	68,415
Net earnings per common share attributable to common stockholders[2,3,4,5,6]:
Basic	$0.19	$0.94	$0.46	$1.07
Diluted	$0.18	$0.91	$0.45	$1.04

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Year Ended January 30, 2021	May 2, 2020	Aug 1, 2020	Oct 31, 2020	Jan 30, 2021
Net revenue	$260,251	$398,539	$569,284	$648,455
Gross profit	34,229	147,028	239,520	276,325
Net earnings (loss)	(160,538)	(20,692)	27,554	72,935
Net earnings (loss) attributable to Guess?, Inc.	(157,666)	(20,358)	26,376	70,419
Net earnings (loss) per common share attributable to common stockholders[2,3,4,5,6,7,8]:
Basic	$(2.40)	$(0.31)	$0.41	$1.10
Diluted	$(2.40)	$(0.31)	$0.41	$1.07
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
3Per common share amounts reflect the net impact of share repurchases, cash interest expense and amortization of debt discount and debt issuance costs related to the $300 million convertible senior notes. Refer to Note 23 and Note 10 for further information regarding share repurchases and the Company’s convertible senior notes.
4The Company recorded certain professional service and legal fees and related (credits) costs of $1.1 million, $0.1 million, $0.6 million, and $0.9 million during the first, second, third and fourth quarters of 2022, respectively. The Company recorded $0.3 million, $(0.2) million, $(0.2) million, and $(0.5) million of certain professional service and legal fees and related (credits) costs during the first, second, third and fourth quarters of fiscal 2021, respectively.
5The Company recorded asset impairment charges of $0.4 million, $1.5 million, $1.2 million, and $0.1 million during the first, second, third and fourth quarters of fiscal 2022, respectively. The Company also recorded asset impairment charges of $53.0 million, $12.0 million, $10.3 million, and $5.2 million during the first, second, third and fourth quarters of fiscal 2021, respectively. The asset impairment charges related primarily to impairment of operating lease right-of-use assets and property and equipment related to certain retail locations resulting from lower revenue and future cash flow projections from the ongoing effects of the COVID-19 pandemic. Refer to Notes 5 and 9 for further information.
6The Company recorded net gains (losses) on lease modifications of $2.1 million, $0.4 million, $(3.0) million and $0.7 million during the first, second, third and fourth quarters of fiscal 2022, respectively. The Company also recorded net gains (losses) on lease modifications of $(0.5) million, $0.9 million and $2.4 million during the first, second and fourth quarters of fiscal 2021. Refer to Note 1 for further information regarding net gains (losses) on lease modifications.
7During fiscal 2021, the Company recorded discrete tax adjustments related primarily to the negative impact from cumulative valuation allowances, partially offset by tax benefits from a tax rate change due to net operating loss carryback. The Company recognized an increase (decrease) in valuation allowances of $3.7 million, $1.2 million and $(0.7) million resulting from jurisdictions where there have been cumulative net operating losses, limiting the Company’s ability to consider other subjective evidence to continue to recognize the existing deferred tax assets during the first, third and fourth quarters of fiscal 2021, respectively. This was partially offset by tax benefits (expenses) of approximately $11.8 million, $(7.9) million, $0.7 million and $(3.8) million recorded during the first, second, third and fourth quarters of fiscal 2021 respectively, resulting from a tax rate change related to the ability to carryback net operating losses to tax years with a higher federal corporate tax rate as allowed under the CARES Act enacted in March 2020.
8During the first quarter of fiscal 2021, the Company recorded $0.2 million in separation-related charges mainly related to certain cash severance payments, partially offset by adjustments to non-cash stock-based compensation expense related to our former Chief Executive Officer resulting from changes in expected performance conditions of certain previously granted stock awards that were no longer subject to service vesting requirements after his departure. The Company also recorded $2.5 million and $0.7 million in separation-related charges mainly related to headcount reduction in response to the COVID-19 pandemic during the second and third quarters of fiscal 2021, respectively.
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

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
allocated to the Company’s business segments. The Company does not evaluate performance or allocate resources based on segment asset data, and therefore total segment assets are not presented.
Segment information is summarized as follows (in thousands):

	Year Ended	Year Ended	Year Ended
	Jan 29, 2022[1]	Jan 30, 2021[1]	Feb 1, 2020[1]
Net revenue:
Americas Retail	$759,117	$510,806	$811,547
Americas Wholesale	201,202	117,607	186,389
Europe	1,297,550	941,546	1,248,114
Asia[2]	237,053	232,574	346,212
Licensing	96,709	73,996	85,847
Total net revenue	$2,591,631	$1,876,529	$2,678,109
Earnings (loss) from operations:
Americas Retail	$124,902	$(15,776)	$22,279
Americas Wholesale	53,731	19,912	35,674
Europe	174,860	66,790	134,078
Asia[2]	(4,114)	(20,758)	(8,894)
Licensing	88,136	67,938	74,459
Total segment earnings from operations	437,515	118,106	257,596
Corporate overhead	(129,588)	(100,962)	(106,948)
Asset impairment charges[3]	(3,149)	(80,442)	(9,977)
Net gains on lease modifications[4]	259	2,801	—
Total earnings (loss) from operations	$305,037	$(60,497)	$140,671
Capital expenditures:
Americas Retail	$7,152	$3,052	$19,411
Americas Wholesale	1,024	53	980
Europe	47,034	12,631	33,036
Asia	4,337	1,915	6,782
Corporate overhead	3,974	1,225	1,659
Total capital expenditures	$63,521	$18,876	$61,868
______________________________________________________________________
1The Company operates on a 52-week fiscal year calendar, which ends on the Saturday nearest to January 31 of each year.
2Within Asia, the Company recorded a loss from operations in China during fiscal 2021, which included approximately $12 million for inventory obsolescence, as well as additional reserves for returns and markdowns, primarily due to the COVID-19 pandemic.
3During fiscal 2022 and fiscal 2021, the Company recognized asset impairment charges related primarily to the impairment of certain operating lease ROU assets and impairment of property and equipment related to certain retail stores resulting from lower revenue and future cash flow projections from the ongoing effects of the COVID-19 pandemic and expected store closures. During fiscal 2020, the Company recognized asset impairment charges related primarily to impairment of property and equipment related to certain retail locations resulting from under-performance and expected store closures. Refer to Notes 5 and Note 9 for further information.
4During fiscal 2022 and fiscal 2021, the Company recorded net gains on lease modifications related primarily to the early termination of certain lease agreements. Refer to Note 1 for more information regarding the net gains on lease modifications.

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The below presents information regarding geographic areas in which the Company operated. Net revenue is classified primarily based on the country where the Company’s customer is located as follows (in thousands):

	Year Ended	Year Ended	Year Ended
	Jan 29, 2022	Jan 30, 2021	Feb 1, 2020
Net product sales:
U.S.	$722,610	$461,555	$725,938
Italy	265,106	182,115	298,124
Germany	189,083	138,762	126,740
Canada	150,339	104,432	180,947
Spain	137,037	97,032	152,782
South Korea	126,563	120,703	144,955
Other foreign countries	904,184	697,934	962,776
Total product sales	2,494,922	1,802,533	2,592,262
Net royalties	96,709	73,996	85,847
Net revenue	$2,591,631	$1,876,529	$2,678,109
The Company’s long-lived assets by geographic location are as follows (in thousands):

	Jan 29, 2022	Jan 30, 2021
Long-lived assets:
U.S.	$256,685	$312,346
Italy	115,356	114,021
Germany	38,757	29,112
Canada	23,994	30,024
Spain	121,392	125,655
South Korea	8,440	10,491
Other foreign countries	412,478	409,167
Total long-lived assets	$977,102	$1,030,816

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(19) Earnings (Loss) Per Share
The computation of basic and diluted net earnings (loss) per common share attributable to common stockholders is (in thousands, except per share data):

	Year Ended	Year Ended	Year Ended
	Jan 29, 2022	Jan 30, 2021	Feb 1, 2020
Net earnings (loss) attributable to Guess?, Inc.	$171,363	$(81,229)	$95,975
Less net earnings attributable to nonvested restricted stockholders	1,831	181	850
Net earnings (loss) attributable to common stockholders	$169,532	$(81,410)	$95,125

Weighted average common shares used in basic computations	64,021	64,179	70,461
Effect of dilutive securities:
Stock options, convertible senior notes and restricted stock units[1]	1,898	—	1,208
Weighted average common shares used in diluted computations	65,919	64,179	71,669
Net earnings (loss) per common share attributable to common stockholders:
Basic	$2.65	$(1.27)	$1.35
Diluted	$2.57	$(1.27)	$1.33
______________________________________________________________________
1For fiscal 2021, there were 867,704 potentially dilutive shares that were not included in the computation of diluted weighted average common shares and common equivalent shares outstanding because their effect would have been antidilutive given the Company’s net loss.
For fiscal 2022, fiscal 2021 and fiscal 2020, equity awards granted for 562,876, 2,870,479 and 2,911,685, respectively, of the Company’s common shares were outstanding but were excluded from the computation of diluted weighted average common shares and common equivalent shares outstanding because the assumed proceeds, as calculated under the treasury stock method, resulted in these awards being antidilutive. The Company excluded 300,000 and 240,143 nonvested stock units which were subject to the achievement of performance-based or market-based vesting conditions from the computation of diluted weighted average common shares and common equivalent shares outstanding because these conditions were not achieved as of January 29, 2022 and February 1, 2020, respectively. There were no nonvested stock units subject to the achievement of performance-based or market-based vesting conditions that were excluded from the computation of diluted weighted average common shares and common equivalent shares outstanding as the respective conditions were achieved as of January 30, 2021.
The conversion spread on the Company’s convertible senior notes has a dilutive impact on diluted earnings per share when the average market price of the Company’s common stock for a given period exceeds the initial conversion price of $25.78 per share of common stock, subject to adjustment upon the occurrence of certain events. On November 23, 2021, the Company announced an increase to its regular quarterly cash dividend from $0.1125 to $0.225 per share on the Company’s common stock. In connection with the increase to the quarterly cash dividend, the Company adjusted the conversion price of the convertible senior notes to $25.66 effective as of December 7, 2021, in accordance with the terms of the indenture governing the convertible senior notes. For fiscal 2022, the convertible senior notes have been excluded from the computation of diluted earnings per share as the effect would be antidilutive since the conversion price of the convertible senior notes exceeded the average market price of the Company’s common stock.
Warrants to purchase 11.6 million shares of the Company’s common shares at an initial strike price of $46.88 per share were outstanding as of January 29, 2022 but were excluded from the computation of diluted earnings per share since the warrants’ strike price was greater than the average market price of the Company’s

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
common stock during the period. See Note 10 for more information regarding the Company’s convertible senior notes.
(20) Share-Based Compensation
Share-Based Compensation Plans
The Company has four share-based compensation plans. The Guess?, Inc. 2004 Equity Incentive Plan (the “Plan”) provides that the Board of Directors may grant stock options and other equity awards to officers, key employees and certain consultants and advisors to the Company or any of its subsidiaries. Effective May 19, 2017, the Plan was amended to increase the authorized issuance of shares from 15,000,000 shares of common stock to 29,100,000 shares of common stock. In addition, the amendment provided that awards granted on or after May 1, 2017 (other than stock options or stock appreciation rights) would be counted against the number of shares available to be issued under the Plan as 3.54 shares for every one share actually issued. The amendment also extended the term through May 19, 2027 and extended the Company’s ability to grant certain performance-based awards under the Plan through the first annual meeting of the Company’s shareholders in calendar 2022. As of January 29, 2022 and January 30, 2021, there were 3,955,910 and 6,033,221 shares available for grant under the Plan, respectively. Stock options granted under the Plan have ten-year terms and typically vest and become fully exercisable in increments of one-fourth of the shares granted on each anniversary from the date of grant. Stock awards/units granted under the Plan typically vest in increments of one-fourth of the shares granted on each anniversary from the date of grant. The three most recent annual grants for stock options and other equity awards had initial vesting periods of nine months followed by three annual vesting periods.
The Guess?, Inc. Employee Stock Purchase Plan (“ESPP”) allows qualified employees to participate in the purchase of designated shares of the Company’s common stock at a price equal to 85% of the lower of the closing price at the beginning or end of each quarterly stock purchase period.
The Guess?, Inc. 2006 Non-Employee Directors’ Stock Grant and Stock Option Plan (the “Director Plan”) provides for the grant of equity awards to non-employee directors. Effective May 20, 2016, the Director Plan was amended to extend the term through June 30, 2026, reduce the authorized issuance of shares from 2,000,000 shares of common stock to 1,850,000 shares of common stock and allow more flexibility to structure compensation arrangements for the Company’s non-employee directors. All other remaining provisions under the Director Plan remained in full force and effect. As of January 29, 2022 and January 30, 2021, there were 240,941 and 299,807 shares available for grant under this plan, respectively.
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
The Company has also granted a target number of nonvested stock units to select key management, including certain executive officers. The number of shares that may ultimately vest with respect to each award may range from 0% up to 100% of the target number of shares, subject to the achievement of certain performance-based vesting conditions. Any shares that are ultimately issued are scheduled to vest at the end of the third fiscal year following the grant date.

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
The following summarizes the share-based compensation expense recognized under all of the Company’s stock plans (in thousands):

	Year Ended	Year Ended	Year Ended
	Jan 29, 2022	Jan 30, 2021	Feb 1, 2020
Stock options	$3,528	$3,430	$2,811
Stock awards/units	17,385	15,110	21,250
ESPP	206	290	229
Total share-based compensation expense	$21,119	$18,830	$24,290

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Stock options
The following summarizes the stock option activity under all of the Company’s stock plans:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($000’s)
Options outstanding at January 30, 2021	3,505,230	$17.64
Granted	—	$—
Exercised	(191,435)	$17.41
Forfeited	(27,725)	$15.52
Expired	(188,912)	$35.58
Options outstanding at January 29, 2022	3,097,158	$16.58	6.37	$17,664

Exercisable at January 29, 2022	1,827,018	$18.50	5.41	$8,028
The fair value of each stock option was estimated on the grant date using the Black-Scholes option-pricing model. There were no stock options granted during fiscal 2022. The following weighted average assumptions were used for grants:

	Year Ended	Year Ended
Valuation Assumptions	Jan 30, 2021	Feb 1, 2020
Risk-free interest rate	0.3%	2.3%
Expected stock price volatility	91.6%	48.9%
Expected dividend yield	5.1%	3.4%
Expected life of stock options	4.3 years	4.4 years
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
The weighted average grant date fair value of options granted was $4.41 and $5.50 during fiscal 2021 and fiscal 2020, respectively. The total intrinsic value of stock options exercised was $1.8 million, $4.0 million and $2.9 million during fiscal 2022, fiscal 2021 and fiscal 2020, respectively. The intrinsic value of stock options is defined as the difference between the Company’s stock price on the exercise date and the grant date exercise price. The total cash received from option exercises was $3.3 million, $6.2 million and $6.6 million during fiscal 2022, fiscal 2021 and fiscal 2020, respectively.
The compensation expense included in SG&A expense recognized was $3.5 million before the recognized income tax benefit of $0.8 million during fiscal 2022. As of January 29, 2022, there was approximately $4.3 million of unrecognized compensation cost related to nonvested stock options. This cost is expected to be recognized over a weighted average period of 1.2 years. The excess tax shortfall included in cash flows from operating activities related to stock option activity was immaterial for fiscal 2022.

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Stock awards/units
The following summarizes the nonvested stock awards/units activity under all of the Company’s stock plans:

	Number of Awards/Units	Weighted Average Grant Date Fair Value
Nonvested at January 30, 2021	2,178,690	$13.16
Granted	1,199,825	$24.21
Vested	(783,276)	$16.87
Forfeited	(319,646)	$20.17
Nonvested at January 29, 2022	2,275,593	$16.72
The following summarizes the activity for nonvested performance-based units and nonvested market-based units included in the above:

	Performance-Based Units		Market-Based Units
	Number of Units	Weighted Average Grant Date Fair Value	Number of Units	Weighted Average Grant Date Fair Value
Nonvested at January 30, 2021	769,632	$16.15	509,012	$8.67
Granted[1]	242,898	$26.40	494,623	$21.48
Vested[1]	(166,761)	$14.07	(125,822)	$20.28
Forfeited	(201,956)	$21.83	—	$—
Nonvested at January 29, 2022	643,813	$18.78	877,813	$14.22
______________________________________________________________________
1Amounts include, as a result of the achievement of certain market-based vesting conditions, 41,955 shares that vested in addition to the original target number of shares granted in fiscal 2019.
The fair value of each market-based nonvested stock unit was estimated on the grant date using the Monte Carlo simulation. There were no new market-based nonvested stock units granted during fiscal 2020. The following assumptions were used for the grants:

	Year Ended	Year Ended
Valuation Assumptions	Jan 29, 2022	Jan 30, 2021
Risk-free interest rate	0.6%	0.2%
Expected stock price volatility	78.4%	62.8%
Expected dividend yield	—%	—%
Expected life of market-based awards	3.5 years	2.6 years
The weighted average grant date fair value for the total nonvested stock awards/units granted was $24.21, $8.65 and $19.14 during fiscal 2022, fiscal 2021 and fiscal 2020, respectively. The total fair value at grant date of previously nonvested stock awards/units that were vested during fiscal 2022, fiscal 2021 and fiscal 2020 was $13.2 million, $22.9 million and $16.6 million, respectively. During fiscal 2022, fiscal 2021 and fiscal 2020, the total intrinsic value of nonvested stock awards/units that vested was $15.9 million, $22.1 million and $16.8 million, respectively. The total intrinsic value of nonvested stock awards/units outstanding and unvested as of January 29, 2022 was $48.7 million.
The compensation expense included in SG&A expense recognized during fiscal 2022 was $17.4 million before the recognized income tax benefit of $3.9 million. As of January 29, 2022, there was approximately $23.8 million of total unrecognized compensation cost related to nonvested stock awards/units. This cost is expected to be recognized over a weighted average period of 1.8 years. The excess tax windfall of $0.9 million related to stock award/unit activity was included in cash flows from operating activities for fiscal 2022.

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
During fiscal 2022, fiscal 2021 and fiscal 2020, 38,144 shares, 86,780 shares and 53,424 shares of the Company’s common stock were issued pursuant to the ESPP at an average price of $11.81, $11.82 and $14.65 per share, respectively.
The fair value of stock compensation expense associated with the Company’s ESPP was estimated on the date of grant using the Black-Scholes option-pricing valuation model with the following weighted average assumptions used for grants:

	Year Ended	Year Ended	Year Ended
Valuation Assumptions	Jan 29, 2022	Jan 30, 2021	Feb 1, 2020
Risk-free interest rate	0.0%	0.1%	2.0%
Expected stock price volatility	50.4%	145.9%	51.7%
Expected dividend yield	2.4%	1.4%	3.4%
Expected life of ESPP options	3 months	3 months	3 months
The weighted average grant date fair value of ESPP options granted during fiscal 2022, fiscal 2021 and fiscal 2020 was $5.44, $3.32 and $4.29, respectively.
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

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements at Jan 29, 2022				Fair Value Measurements at Jan 30, 2021
Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Foreign exchange currency contracts	$—	$7,133	$—	$7,133	$—	$—	$—	$—
Total	$—	$7,133	$—	$7,133	$—	$—	$—	$—
Liabilities:
Foreign exchange currency contracts	$—	$—	$—	$—	$—	$4,481	$—	$4,481
Interest rate swap	—	74	—	74	—	999	—	999
Deferred compensation obligations	—	15,794	—	15,794	—	15,612	—	15,612
Total	$—	$15,868	$—	$15,868	$—	$21,092	$—	$21,092
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
The Company included €3.6 million ($4.0 million) and €2.4 million ($3.0 million) in other assets in the Company’s consolidated balance sheets related to its investment in a private equity fund for the periods ended January 29, 2022 and January 30, 2021, respectively. As permitted in accordance with authoritative guidance, the Company uses net asset value per share as a practical expedient to measure the fair value of this investment and has not included this investment in the fair value hierarchy as disclosed above. During fiscal 2022 and fiscal 2021, the Company funded contributions of €1.3 million ($1.5 million) and €1.3 million ($1.6 million), respectively, in this investment. During the year ended January 29, 2022 and February 1, 2020, the Company recorded unrealized losses of €0.1 million ($0.1 million) and €0.1 million ($0.1 million), respectively, in other income (expense) as a result of changes in the value of the private equity investment. During the year ended January 30, 2021, the Company recorded immaterial unrealized losses in other income (expense) as a result of changes in the value of the private equity investment. As of January 29, 2022, the Company had an unfunded commitment to invest an additional €1.0 million ($1.1 million) in the private equity fund.
The fair values of the Company’s debt instruments (see Note 8) are based on the amount of future cash flows associated with each instrument discounted using the Company’s incremental borrowing rate. As of January 29, 2022 and January 30, 2021, the carrying value of all financial instruments was not materially different from fair value, as the interest rates on the Company’s debt approximated rates currently available to the Company. The fair value of the Company’s convertible senior notes (see Note 10) is determined based on inputs that are observable in the market and have been classified as Level 2 in the fair value hierarchy.
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
The impact of the credit risk of the counterparties to the derivative contracts is considered in determining the fair value of the foreign exchange currency contracts and interest rate swap agreements. As of January 29, 2022, credit risk has not had a significant effect on the fair value of the Company’s foreign exchange currency contracts and interest rate swap agreements.
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
Summary of Derivative Instruments
The fair value of derivative instruments in the consolidated balance sheets is as follows (in thousands):

	Fair Value at Jan 29, 2022	Fair Value at Jan 30, 2021	Derivative Balance Sheet Location
ASSETS:
Derivatives designated as hedging instruments:
Cash flow hedges:
Foreign exchange currency contracts	$5,999	$—	Other current assets/Other assets
Derivatives not designated as hedging instruments:
Foreign exchange currency contracts	1,134	—	Other current assets/Other assets
Total	$7,133	$—
LIABILITIES:
Derivatives designated as hedging instruments:
Cash flow hedges:
Foreign exchange currency contracts	$—	$3,326	Accrued expenses/Other long-term liabilities
Interest rate swaps	74	999	Other long-term liabilities
Total derivatives designated as hedging instruments	74	4,325
Derivatives not designated as hedging instruments:
Foreign exchange currency contracts	—	1,155	Accrued expenses
Total	$74	$5,480
Derivatives Designated as Hedging Instruments
Foreign Exchange Currency Contracts Designated as Cash Flow Hedges
During fiscal 2022, the Company purchased U.S. dollar forward contracts in Europe totaling US$197.0 million that were designated as cash flow hedges. As of January 29, 2022, the Company had forward contracts outstanding for its European operations of US$146.0 million to hedge forecasted merchandise purchases, which are expected to mature over the next 14 months.
As of January 29, 2022, accumulated other comprehensive income (loss) related to foreign exchange currency contracts included a net unrealized gain of approximately $7.3 million, net of tax, of which $5.4 million will be recognized in cost of product sales over the following 12 months, at the then current values on a pre-tax basis, which can be different than the current year-end values.

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
As of January 29, 2022, accumulated other comprehensive income (loss) related to the interest rate swap agreement included a net unrealized loss of approximately $0.1 million, net of tax, which will be recognized in interest expense over the following 12 months, at the then current values on a pre-tax basis, which can be different than the current year-end values.
The following summarizes the gains (losses) before income taxes recognized on the derivative instruments designated as cash flow hedges in OCI and net earnings (loss) (in thousands):

	Year Ended January 29, 2022
	Gain Recognized in OCI	Loss Reclassified from Accumulated OCI into Earnings	Location of Loss Reclassified from Accumulated OCI into Earnings
Derivatives designated as cash flow hedges:
Foreign exchange currency contracts	$10,807	$(2,051)	Cost of product sales
Interest rate swap	653	(272)	Interest expense

	Year Ended January 30, 2021
	Loss Recognized in OCI	Gain (Loss) Reclassified from Accumulated OCI into Loss	Location of Gain (Loss) Reclassified from Accumulated OCI into Loss
Derivatives designated as cash flow hedges:
Foreign exchange currency contracts	$(5,614)	$6,298	Cost of product sales
Interest rate swap	(832)	(181)	Interest expense

	Year Ended February 1, 2020
	Gain (Loss) Recognized in OCI	Gain Reclassified from Accumulated OCI into Earnings	Location of Gain Reclassified from Accumulated OCI into Earnings
Derivatives designated as cash flow hedges:
Foreign exchange currency contracts	$10,557	$7,776	Cost of product sales
Interest rate swap	(1,253)	128	Interest expense
The following summarizes net after income tax derivative activity recorded in accumulated other comprehensive income (loss) (in thousands):

	Year Ended Jan 29, 2022	Year Ended Jan 30, 2021
Beginning balance gain (loss)	$(4,876)	$6,300
Net gains (losses) from changes in cash flow hedges	10,121	(5,709)
Net (gains) losses reclassified to earnings (loss)	2,035	(5,467)
Ending balance gain (loss)	$7,280	$(4,876)
Foreign Exchange Currency Contracts Not Designated as Hedging Instruments
As of January 29, 2022, the Company had euro foreign exchange currency contracts to purchase US$19.0 million expected to mature over the next two months.

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following summarizes the gains (losses) before income taxes recognized on the derivative instruments not designated as hedging instruments in other income (expense) (in thousands):

	Location of Gain (Loss) Recognized in Earnings (Loss)	Gain (Loss) Recognized in Earnings (Loss)
		Year Ended Jan 29, 2022	Year Ended Jan 30, 2021	Year Ended Feb 1, 2020
Derivatives not designated as hedging instruments:
Foreign exchange currency contracts	Other income (expense)	$1,941	$(5,117)	$1,254
At January 30, 2021, the Company had euro foreign exchange currency contracts to purchase US$19.0 million.
(23) Share Repurchase Program
On June 26, 2012, the Company’s Board of Directors authorized a program to repurchase up to $500 million of the Company’s common stock. On August 23, 2021, the Company’s Board of Directors terminated the previously authorized 2012 share repurchase program (which had $47.8 million capacity remaining) and authorized a new program (the “2021 Share Repurchase Program”) to repurchase, from time-to-time and as market and business conditions warrant, up to $200 million of the Company’s common stock. As of January 29, 2022, the Company had remaining authority under the program to purchase $149.0 million of its common stock. On March 14, 2022, the Board of Directors expanded its repurchase authorization by $100 million, leaving a new capacity of $249.0 million. Refer to “Part IV. Financial Statements – Note 24 – Subsequent Events” in this Form 10-K for further detail.
Repurchases under the program may be made on the open market or in privately negotiated transactions, pursuant to Rule 10b5-1 trading plans or other available means. There is no minimum or maximum number of shares to be repurchased under the program, which may be discontinued at any time, without prior notice. During fiscal 2022, the Company repurchased 2,289,292 shares under the program at an aggregate cost of $51.0 million. During fiscal 2021, the Company repurchased 4,000,000 shares under the previous program at an aggregate cost of $38.8 million. During fiscal 2020, the Company repurchased 16,739,740 shares at an aggregate cost of $288.1 million, which is inclusive of the shares repurchased under the April 26, 2019 accelerated share repurchase (“ASR”) agreement (“2019 ASR Contract”).
On April 26, 2019, pursuant to existing stock repurchase authorizations, the Company entered into an ASR Contract with JPMorgan Chase Bank, National Association (in such capacity, the “2019 ASR Counterparty”), to repurchase an aggregate of $170 million of the Company’s common stock. Under the 2019 ASR Contract, the Company made an initial payment of $170 million to the 2019 ASR Counterparty and received an initial delivery of approximately 5.2 million shares of common stock, which represented approximately $102 million (or 60%) of the 2019 ASR Contract. The Company received a final delivery of an additional 5.4 million shares, or $68 million, under its 2019 ASR Contract during the third quarter of fiscal 2020. The final share amount was determined based on the daily volume-weighted average price since the effective date of the 2019 ASR Contract, less the applicable contractual discount. When combined with the 5.2 million upfront shares received at the inception of the 2019 ASR in April 2019, the Company repurchased approximately 10.6 million of its shares under the 2019 ASR at an average repurchase price of $16.09 per share. All shares were repurchased in accordance with the Company’s publicly announced 2019 ASR program, which was completed during the third quarter of fiscal 2020. The shares delivered under the 2019 ASR Contract reduced the Company’s outstanding shares and its weighted average number of common shares outstanding for purposes of calculating basic and diluted earnings per share.
(24) Subsequent Events
Dividends
On March 16, 2022, the Company announced a regular quarterly cash dividend of $0.225 per share on the Company’s common stock. The cash dividend will be paid on April 15, 2022 to shareholders of record as of the close of business on March 30, 2022. In connection with the increase to the quarterly cash dividend, the Company

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
will adjust the conversion rate (which is expected to increase) and the conversion price (which is expected to decrease) of the convertible senior notes in accordance with the terms of the indenture governing the convertible senior notes, to be effective as of March 29, 2022. A corresponding adjustment is expected to be made to the strike prices with respect to the convertible note hedges and the warrants entered into by the Company in connection with the offering of the convertible senior notes, with the strike price decreased and the number of options increased in accordance with the terms of the convertible note hedge confirmations and warrant confirmations, respectively.
Share Repurchase
On March 14, 2022, the Board of Directors expanded its repurchase authorization by $100 million, leaving a new capacity of $249.0 million.
On March 18, 2022, pursuant to existing stock repurchase authorizations, the Company entered into an ASR agreement (the “2022 ASR Contract”) with Barclays Bank PLC (in such capacity, the “2022 ASR Counterparty”), to repurchase an aggregate of $175.0 million of the Company’s common stock.
Under the 2022 ASR Contract, the Company made a payment of $175.0 million to the 2022 ASR Counterparty and received an initial delivery of 3.3 million shares of its common stock on March 21, 2022, representing approximately 40% ($70.0 million) of the total shares expected to be repurchased under the 2022 ASR Contract. The exact number of shares the Company will repurchase under the 2022 ASR Contract will be based generally upon the average daily volume weighted average price of the common stock during the repurchase period, less a discount. Final settlement of the transactions under the 2022 ASR Contract is expected to occur by the end of the third quarter of 2022.

SCHEDULE II
GUESS?, INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
Years Ended January 29, 2022, January 30, 2021 and February 1, 2020
(in thousands)

	Balance at Beginning of Period	Costs Charged to Expenses	Deductions and Write-offs	Balance at End of Period
Description
As of January 29, 2022
Allowance for doubtful accounts	$14,200	$4,670	$(7,831)	$11,039
Allowance for markdowns	16,245	21,159	(18,390)	19,014
Allowance for sales returns	27,193	122,672	(111,446)	38,419
Allowance for deferred tax asset valuation	54,131	1,147	—	55,278
Total	$111,769	$149,648	$(137,667)	$123,750
As of January 30, 2021
Allowance for doubtful accounts	$8,431	$6,033	$(264)	$14,200
Allowance for markdowns	12,562	25,942	(22,259)	16,245
Allowance for sales returns	33,178	104,560	(110,545)	27,193
Allowance for deferred tax asset valuation	30,760	23,371	—	54,131
Total	$84,931	$159,906	$(133,068)	$111,769
As of February 1, 2020
Allowance for doubtful accounts	$8,540	$3,712	$(3,821)	$8,431
Allowance for markdowns	12,121	36,979	(36,538)	12,562
Allowance for sales returns	33,217	104,801	(104,840)	33,178
Allowance for deferred tax asset valuation	32,810	738	(2,788)	30,760
Total	$86,688	$146,230	$(147,987)	$84,931

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Guess?, Inc.
By:	/s/ CARLOS ALBERINI
Carlos Alberini Chief Executive Officer
Date:	March 24, 2022
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ CARLOS ALBERINI	Chief Executive Officer and Director (Principal Executive Officer)	March 24, 2022
Carlos Alberini

/s/ KATHRYN ANDERSON	Chief Financial Officer (Principal Financial Officer and Chief Accounting Officer)	March 24, 2022
Kathryn Anderson

/s/ PAUL MARCIANO	Chief Creative Officer and Director	March 24, 2022
Paul Marciano

/s/ ALEX YEMENIDJIAN	Chairman of the Board and Director	March 24, 2022
Alex Yemenidjian

/s/ ANTHONY CHIDONI	Director	March 24, 2022
Anthony Chidoni

/s/ LAURIE ANN GOLDMAN	Director	March 24, 2022
Laurie Ann Goldman

/s/ CYNTHIA LIVINGSTON	Director	March 24, 2022
Cynthia Livingston

/s/ MAURICE MARCIANO	Director	March 24, 2022
Maurice Marciano

/s/ DEBORAH WEINSWIG	Director	March 24, 2022
Deborah Weinswig