Form 10-Q
period 2022-04-30
GUESS INC
filed 2022-06-02
CIK 912463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended April 30, 2022
OR
☐      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from             to
Commission file number: 1-11893
GUESS?, INC.
(Exact name of registrant as specified in its charter)

Delaware	95-3679695
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Strada Regina 44
Bioggio, Switzerland CH-6934
(Address of principal executive offices and zip code)
+41 91 809 5000
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
As of May 27, 2022, the registrant had 59,594,901 shares of Common Stock, $.01 par value per share, outstanding.

GUESS?, INC.
FORM 10-Q
i

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements.

GUESS?, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	Apr 30, 2022	Jan 29, 2022
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$147,897	$415,565
Accounts receivable, net	295,430	328,856
Inventories	483,927	462,295
Other current assets	96,128	77,378
Total current assets	1,023,382	1,284,094
Property and equipment, net	232,763	228,765
Goodwill	33,628	34,885
Deferred income tax assets	160,685	165,120
Operating lease right-of-use assets	653,611	685,799
Other assets	145,937	156,965
	$2,250,006	$2,555,628
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of borrowings and finance lease obligations	$77,929	$43,379
Accounts payable	288,070	325,797
Accrued expenses and other current liabilities	214,022	253,182
Current portion of operating lease liabilities	178,470	195,516
Total current liabilities	758,491	817,874
Convertible senior notes, net	298,307	270,595
Long-term debt and finance lease obligations	51,560	60,970
Long-term operating lease liabilities	549,293	582,757
Other long-term liabilities	151,262	160,289
Total liabilities	1,808,913	1,892,485
Redeemable noncontrolling interests	9,854	9,500

Commitments and contingencies (Note 13)

Stockholders’ equity:
Preferred stock, $.01 par value. Authorized 10,000,000 shares; no shares issued and outstanding	—	—
Common stock, $.01 par value. Authorized 150,000,000 shares; issued 142,771,946 shares; outstanding 59,330,217 and 62,697,032 shares, as of April 30, 2022 and January 29, 2022, respectively	593	627
Paid-in capital	417,448	565,024
Retained earnings	1,174,379	1,158,664
Accumulated other comprehensive loss	(146,713)	(135,549)
Treasury stock, 83,441,729 and 80,074,914 shares as of April 30, 2022 and January 29, 2022, respectively	(1,042,644)	(966,108)
Guess?, Inc. stockholders’ equity	403,063	622,658
Nonredeemable noncontrolling interests	28,176	30,985
Total stockholders’ equity	431,239	653,643
	$2,250,006	$2,555,628

See accompanying notes to condensed consolidated financial statements.

GUESS?, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(unaudited)

	Three Months Ended
	Apr 30, 2022	May 1, 2021
Product sales	$567,073	$498,477
Net royalties	26,400	21,525
Net revenue	593,473	520,002
Cost of product sales	346,324	308,444
Gross profit	247,149	211,558
Selling, general and administrative expenses	209,831	186,684
Asset impairment charges	1,544	441
Net gains on lease modifications	(601)	(2,145)
Earnings from operations	36,375	26,578
Other income (expense):
Interest expense	(3,093)	(5,926)
Interest income	574	374
Other, net	(16,452)	(2,701)
Total other expense	(18,971)	(8,253)

Earnings before income tax expense	17,404	18,325
Income tax expense	6,950	5,455
Net earnings	10,454	12,870
Net earnings attributable to noncontrolling interests	2,484	864
Net earnings attributable to Guess?, Inc.	$7,970	$12,006

Net earnings per common share attributable to common stockholders:
Basic	$0.13	$0.19
Diluted	$0.12	$0.18

Weighted average common shares outstanding attributable to common stockholders:
Basic	61,052	64,035
Diluted	74,469	65,940

See accompanying notes to condensed consolidated financial statements.

GUESS?, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)

	Three Months Ended
	Apr 30, 2022	May 1, 2021
Net earnings	$10,454	$12,870
Other comprehensive income (loss) (“OCI”):
Foreign currency translation adjustment
Losses arising during the period	(17,916)	(2,216)
Derivative financial instruments designated as cash flow hedges
Gains arising during the period	8,603	1,781
Less income tax effect	(1,040)	(228)
Reclassification to net earnings for (gains) losses realized	(1,613)	398
Less income tax effect	170	62
Defined benefit plans
Foreign currency and other adjustments	168	129
Less income tax effect	(16)	(13)
Net actuarial loss amortization	30	105
Prior service credit amortization	(23)	(17)
Less income tax effect	(3)	(11)
Total comprehensive income (loss)	(1,186)	12,860
Less comprehensive income attributable noncontrolling interests:
Net earnings	2,484	864
Foreign currency translation adjustment	(476)	217
Amounts attributable to noncontrolling interests	2,008	1,081
Comprehensive income (loss) attributable to Guess?, Inc.	$(3,194)	$11,779

See accompanying notes to condensed consolidated financial statements.

GUESS?, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended
	Apr 30, 2022	May 1, 2021
Cash flows from operating activities:
Net earnings	$10,454	$12,870
Adjustments to reconcile net earnings to net cash used in operating activities:
Depreciation and amortization	15,304	14,188
Amortization of debt discount	—	2,781
Amortization of debt issuance costs	354	362
Share-based compensation expense	4,052	4,060
Forward contract gains	(1,462)	(101)
Net loss from impairment and disposition of long-term assets	1,668	1,011
Other items, net	21,942	2,315
Changes in operating assets and liabilities:
Accounts receivable	20,317	4,373
Inventories	(37,698)	(9,574)
Prepaid expenses and other assets	(14,178)	(15,328)
Operating lease assets and liabilities, net	(16,434)	(1,953)
Accounts payable and accrued expenses	(59,351)	(67,724)
Other long-term liabilities	462	(923)
Net cash used in operating activities	(54,570)	(53,643)
Cash flows from investing activities:
Purchases of property and equipment	(28,742)	(9,139)
Proceeds from sale of business and long-term assets	147	1,648
Net cash settlement of forward contract	118	(283)
Other investing activities	(719)	(14)
Net cash used in investing activities	(29,196)	(7,788)
Cash flows from financing activities:
Proceeds from borrowings	45,507	5,651
Repayments on borrowings and finance lease obligations	(18,736)	(9,804)
Purchase of equity forward contract	(105,000)	—
Dividends paid	(13,676)	(7,511)
Noncontrolling interest capital distribution	(4,817)	—
Issuance of common stock, net of income tax withholdings on vesting of stock awards	1,675	1,945
Purchase of treasury stock	(81,747)	—
Net cash used in financing activities	(176,794)	(9,719)
Effect of exchange rates on cash, cash equivalents and restricted cash	(7,108)	(2,834)
Net change in cash, cash equivalents and restricted cash	(267,668)	(73,984)
Cash, cash equivalents and restricted cash at the beginning of the year	415,565	469,345
Cash, cash equivalents and restricted cash at the end of the period	$147,897	$395,361

Supplemental cash flow data:
Interest paid	$4,030	$3,977
Income taxes paid, net of refunds	$7,214	$5,346

Non-cash investing and financing activity:
Change in accrual of property and equipment	$2,005	$66
Assets acquired under finance lease obligations	$1,182	$2,323

See accompanying notes to condensed consolidated financial statements.

GUESS?, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)
(unaudited)

	For the three months ended April 30, 2022
	Guess?, Inc. Stockholders’ Equity
	Common Stock					Treasury Stock
	Shares	Amount	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Shares	Amount	Nonredeemable Noncontrolling Interests	Total
Balance at January 29, 2022	62,697,032	$627	$565,024	$1,158,664	$(135,549)	80,074,914	$(966,108)	$30,985	$653,643
Cumulative adjustment from adoption of new accounting guidance	—	—	(43,078)	21,355	—	—	—	—	(21,723)
Net earnings	—	—	—	7,970	—	—	—	2,484	10,454
Other comprehensive loss, net of income tax of ($889)	—	—	—	—	(11,164)	—	—	(476)	(11,640)
Issuance of common stock under stock compensation plans	411,785	4	(3,608)	—	—	(411,785)	5,074	—	1,470
Issuance of stock under Employee Stock Purchase Plan	10,976	—	69	—	—	(10,976)	137	—	206
Share-based compensation	—	—	4,003	49	—	—	—	—	4,052
Dividends, net of forfeitures on non-participating securities	—	—	—	(13,659)	—	—	—	—	(13,659)
Share repurchases	(3,789,576)	(38)	38	—	—	3,789,576	(81,747)	—	(81,747)
Noncontrolling interest capital distribution	—	—	—	—	—	—	—	(4,817)	(4,817)
Equity forward contract issuance	—	—	(105,000)	—	—	—	—	—	(105,000)
Balance at April 30, 2022	59,330,217	$593	$417,448	$1,174,379	$(146,713)	83,441,729	$(1,042,644)	$28,176	$431,239

See accompanying notes to condensed consolidated financial statements.

GUESS?, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)
(unaudited)

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
April 30, 2022
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
Interim Financial Statements
In the opinion of management, the accompanying unaudited condensed consolidated financial statements of the Company contain all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the condensed consolidated balance sheets as of April 30, 2022 and January 29, 2022, and the condensed consolidated statements of income, comprehensive income (loss), cash flows and stockholders’ equity for the three months ended April 30, 2022 and May 1, 2021. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) for interim financial information and the instructions to Rule 10-01 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). Accordingly, they have been condensed and do not include all of the information and footnotes required by GAAP for complete financial statements. The results of operations and cash flows for the three months ended April 30, 2022 are not necessarily indicative of the results of operations to be expected for the full fiscal year.
These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended January 29, 2022.
Fiscal Periods
The three months ended April 30, 2022 had the same number of days as the three months ended May 1, 2021. All references herein to “fiscal 2022” and “fiscal 2021” represent the results of the 52-week fiscal year ended January 29, 2022 and January 30, 2021, respectively. All references herein to “fiscal 2023” represent the 52-week fiscal year ending January 28, 2023.
COVID-19 Business Update
The COVID-19 pandemic is continuing to negatively impact certain regions of the Company’s business, especially in Asia where the Company’s operations for the quarter ended April 30, 2022 were impacted by capacity restrictions and temporary store closures. Overall, this resulted in the closure of a limited number of its directly operated stores as of April 30, 2022, mostly in China, the impact of which was minimal to the Company’s first quarter results.
The COVID-19 crisis has also contributed to disruptions in the overall global supply chain, leading to industry-wide product delays and higher product and freight costs. The Company has been working actively to mitigate these headwinds to the extent possible through a number of global supply chain initiatives.
In light of the fluid nature of the pandemic, the Company continues to carefully monitor global and regional developments and respond appropriately. The Company also continues to strategically manage expenses in order to protect profitability and to mitigate, to the extent possible, the effect of the supply chain disruptions.

Summary of Significant Accounting Policies
The accounting policies of the Company are set forth in further detail in Note 1 to the Company's Consolidated Financial Statements contained in the Company’s fiscal 2022 Annual Report on Form 10-K. The Company includes herein certain updates to those policies.
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
As discussed above, the COVID-19 pandemic negatively impacted the Company’s results during the three months ended April 30, 2022 and May 1, 2021. The Company’s operations could continue to be impacted in ways the Company is not able to predict today due to the evolving situation. While the Company believes it has made reasonable accounting estimates based on the facts and circumstances that were available as of the reporting date, to the extent there are differences between these estimates and actual results, the Company’s results of operations and financial position could be materially impacted.
Revenue Recognition
The Company recognizes the majority of its revenue from its direct-to-consumer (brick-and-mortar retail stores and concessions as well as e-commerce) and wholesale distribution channels at a point in time when it satisfies a performance obligation and transfers control of the product to the respective customer.
The Company also recognizes royalty revenue from its trademark license agreements. The Company’s trademark license agreements represent symbolic licenses that are dependent on the Company’s continued support over the term of the license agreement. The amount of revenue that is recognized from the licensing arrangements is based on sales-based royalty and advertising fund contributions as well as specific fixed payments, where applicable. The Company’s trademark license agreements customarily provide for a multi-year initial term ranging from three to ten years and may contain options to renew prior to expiration for an additional multi-year period. The unrecognized portion of upfront payments is included in deferred royalties in accrued expenses and other long-term liabilities depending on the short or long-term nature of the payments to be recognized. As of April 30, 2022, the Company had $5.1 million and $13.5 million of deferred royalties related to these upfront payments included in accrued expenses and other current liabilities and other long-term liabilities, respectively. This compares to $5.1 million and $14.3 million of deferred royalties related to these upfront payments included in accrued expenses and other current liabilities and other long-term liabilities, respectively, at January 29, 2022. During the three months ended April 30, 2022 and May 1, 2021, the Company recognized $3.4 million and $3.5 million in net royalties related to the amortization of deferred royalties, respectively.
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
As of April 30, 2022, approximately 45% of the Company’s total net trade accounts receivable and 61% of its European net trade receivables were subject to credit insurance coverage, certain bank guarantees or letters of credit for collection purposes. The Company’s credit insurance coverage contains certain terms and conditions specifying deductibles and annual claim limits. Management evaluates the creditworthiness of the counterparties to the credit insurance, bank guarantees, and letters of credit and records a provision for the risk of loss on these instruments based on these evaluations as considered necessary.
The Company’s credit losses for the periods presented were not significant compared to sales and did not significantly exceed management’s estimates. Refer to Note 5 for further information on the Company’s allowance for doubtful accounts.
Recently Adopted Accounting Guidance
Convertible Instruments and Contracts in an Entity’s Own Equity
The Company adopted guidance to simplify the accounting for convertible instruments and contracts in an entity’s own equity and the diluted earnings per share computations for these instruments on January 30, 2022, using the modified retrospective transition method. The cumulative effect of the accounting change increased the carrying amount of the 2.00% convertible senior notes due 2024 (the “Notes”) by $27.5 million, reduced deferred income tax liabilities by $5.8 million, reduced additional paid-in capital by $43.1 million and increased retained earnings by $21.4 million, with no restatement of prior periods. Refer to Note 3 for the impact on the earnings per share calculation and Note 10 for the impact on the Notes.
Modifications or Exchanges of Freestanding Equity-Classified Written Call Options
The Financial Accounting Standards Board (“FASB”) issued authoritative guidance as to how an issuer should account for a modification of the terms or conditions or an exchange of a freestanding equity-classified written call option (i.e., a warrant) that remains classified in equity after modification or exchange of the original instrument for a new instrument. An issuer should measure the effect of a modification or exchange as the difference between the fair value of the modified or exchanged warrant and the fair value of that warrant immediately before modification or exchange and then apply a recognition model that comprises four categories of transactions and the corresponding accounting treatment for each category (equity issuance, debt origination, debt modification, and modifications unrelated to equity issuance and debt origination or modification). The Company adopted this guidance on January 30, 2022 which had no impact on the Company’s consolidated financial statement presentation or disclosures.
Recently Issued Accounting Guidance
Reference Rate Reform
The FASB issued guidance to provide temporary optional expedients to ease the potential burden in accounting for reference rate reform. This guidance provides optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to certain criteria, referencing LIBOR or another reference rate expected to be discontinued. The FASB issued subsequent amendments to further clarify the scope of optional expedients and exceptions to derivatives affected by the transition. The guidance is intended to help stakeholders during the global market-wide reference rate transition period.
The Company identified and will modify, if necessary, its loans and other financial instruments with attributes directly or indirectly influenced by LIBOR. The Company determined, of its current LIBOR references as outlined in Note 9 Borrowings and Finance Lease Obligations, Note 15 Fair Value Measurements, and Note 16 Derivative Financial Instruments, only the obligations under Mortgage Debt,

Credit Facilities, and Interest Rate Swap Agreements are impacted by this guidance. The Company does not expect this guidance to have a material impact on its consolidated financial position, results of operations or cash flows.
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
In addition to the amounts as disclosed below, the Company has estimated additional operating lease commitments of approximately $25.4 million for leases where the Company has not yet taken possession of the underlying asset as of April 30, 2022. As such, the related operating lease ROU assets and operating lease liabilities have not been recognized in the Company’s condensed consolidated balance sheet as of April 30, 2022.
The components of leases are (in thousands):

		Apr 30, 2022	Jan 29, 2022
Assets	Balance Sheet Location
Operating	Operating lease right-of-use assets	$653,611	$685,799
Finance	Property and equipment, net	20,557	21,898
Total lease assets		$674,168	$707,697

Liabilities	Balance Sheet Location
Current:
Operating	Current portion of operating lease liabilities	$178,470	$195,516
Finance	Current portion of borrowings and finance lease obligations	5,729	5,806
Noncurrent:
Operating	Long-term operating lease liabilities	549,293	582,757
Finance	Long-term debt and finance lease obligations	16,050	17,137
Total lease liabilities		$749,542	$801,216

The components of lease costs are (in thousands):

		Three Months Ended
	Income Statement Location	Apr 30, 2022	May 1, 2021
Operating lease costs	Cost of product sales	$44,372	$46,684
Operating lease costs	Selling, general and administrative expenses	6,301	6,357
Operating lease costs[1]	Net gains on lease modifications	(601)	(2,145)
Finance lease costs
Amortization of leased assets	Cost of product sales	19	11
Amortization of leased assets	Selling, general and administrative expenses	1,502	1,361
Interest on lease liabilities	Interest expense	287	366
Variable lease costs[2]	Cost of product sales	21,996	15,739
Variable lease costs[2]	Selling, general and administrative expenses	956	574
Short-term lease costs	Cost of product sales	96	105
Short-term lease costs	Selling, general and administrative expenses	1,558	1,171
Total lease costs		$76,486	$70,223
____________________________________________________________________
Notes:
1During the three months ended April 30, 2022 and May 1, 2021, net gains on lease modifications related primarily to the early termination of lease agreements for certain of the Company’s retail locations. Operating lease costs for these retail locations prior to the early termination were included in cost of product sales.
2During the three months ended April 30, 2022, and May 1, 2021, variable lease costs included certain rent concessions of approximately $1.3 million and $6.1 million, respectively, received by the Company, primarily in Europe.
Maturities of the Company’s operating and finance lease liabilities as of April 30, 2022 are (in thousands):

	Operating Leases
Maturity of Lease Liabilities	Non-Related Parties	Related Parties	Finance Leases	Total
Fiscal 2023	$151,147	$6,164	$5,246	$162,557
Fiscal 2024	161,805	7,826	6,711	176,342
Fiscal 2025	117,452	7,204	4,894	129,550
Fiscal 2026	86,607	6,811	4,142	97,560
Fiscal 2027	68,756	7,513	2,346	78,615
After fiscal 2027	154,161	28,431	705	183,297
Total lease payments	739,928	63,949	24,044	827,921
Less: Interest	66,182	9,932	2,265	78,379
Present value of lease liabilities	$673,746	$54,017	$21,779	$749,542
Other supplemental information is (in thousands):

Lease Term and Discount Rate	Apr 30, 2022
Weighted-average remaining lease term
Operating leases	6.0 years
Finance leases	4.1 years
Weighted-average discount rate
Operating leases	3.4%
Finance leases	5.2%

	Three Months Ended
Supplemental Cash Flow Information	Apr 30, 2022	May 1, 2021
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$63,896	$53,428
New operating ROU assets obtained in exchange for lease liabilities	$35,378	$22,596
Impairment
During the three months ended April 30, 2022 there were no ROU asset impairment charges. During the three months ended May 1, 2021 there were immaterial ROU asset impairment charges recorded. The asset impairment charges were determined based on the excess of carrying value over the fair value of the ROU assets. The Company uses estimates of market participant rents to calculate fair value of the ROU assets. Refer to Note 15 for more information on the Company’s impairment testing.
(3)Earnings per Share
On January 30, 2022, the Company adopted new authoritative guidance which simplifies the accounting for convertible instruments and contracts in an entity’s own equity using the modified retrospective method. Following adoption, diluted EPS related to the Notes is calculated using the if-converted method. The number of dilutive shares is based on the initial conversion rate associated with the Notes.
Prior to adoption, the Company applied the treasury stock method when calculating the potential dilutive effect of the Notes, if any. As the Company expects to settle the principal amount of its outstanding Notes in cash and any excess in shares, only the amounts in excess of the principal amount were considered in diluted earnings per share, if applicable. Refer to Note 1 and Note 10 for more information regarding the Notes.
In addition, the Company granted certain nonvested stock units, subject to certain performance-based or market-based vesting conditions, as well as continued service requirements through the respective vesting periods. These nonvested stock units are included in the computation of diluted net earnings per common share attributable to common stockholders only to the extent the underlying performance-based or market-based vesting conditions are satisfied as of the end of the reporting period, or would be considered satisfied if the end of the reporting period was the end of the related contingency period, and the results would be dilutive under the treasury stock method.
The computation of basic and diluted net earnings per common share attributable to common stockholders is (in thousands, except per share data):

	Three Months Ended
	Apr 30, 2022	May 1, 2021
Net earnings attributable to Guess?, Inc.	$7,970	$12,006
Less net earnings attributable to nonvested restricted stockholders	56	130
Net earnings attributable to common stockholders	7,914	11,876
Add interest expense related to the Notes	902	—
Net earnings attributable to common stockholders used in diluted computations	$8,816	$11,876

Weighted average common shares used in basic computations	61,052	64,035
Effect of dilutive securities:
Stock options and restricted stock units	1,666	1,905
The Notes	11,751	—
Weighted average common shares used in diluted computations	74,469	65,940

Net earnings per common share attributable to common stockholders:
Basic	$0.13	$0.19
Diluted	$0.12	$0.18

During the three months ended April 30, 2022 and May 1, 2021, equity awards granted for 1,183,823 and 390,243, respectively, of the Company’s common shares were outstanding but were excluded from the computation of diluted weighted average common shares and common equivalent shares outstanding because the assumed proceeds, as calculated under the treasury stock method, resulted in these awards being antidilutive. For the three months ended April 30, 2022, the Company excluded 300,000 nonvested stock units which were subject to the achievement of market-based vesting conditions from the computation of diluted weighted average common shares and common equivalent shares outstanding because these conditions were not achieved as of April 30, 2022. For the three months ended May 1, 2021, there were no nonvested stock units subject to the achievement of performance-based or market-based vesting conditions that were excluded from the computation of diluted weighted average common shares and common equivalent shares outstanding as the respective conditions were achieved as of May 1, 2021.
Warrants to purchase approximately 11.6 million shares of the Company’s common shares at an initial strike price of $46.88 per share were outstanding as of April 30, 2022 and May 1, 2021. These warrants were excluded from the computation of diluted earnings per share since the warrants’ adjusted strike price was greater than the average market price of the Company’s common stock during the three months ended April 30, 2022 and May 1, 2021.
(4)Stockholders' Equity
Share Repurchase Program
During fiscal 2022, the Board of Directors terminated its previous 2012 $500 million share repurchase program (the “2012 Share Repurchase Program”) and authorized a new $200 million share repurchase program (the “2021 Share Repurchase Program”). On March 14, 2022, the Board of Directors expanded its repurchase authorization under the 2021 Share Repurchase Program by $100 million. Repurchases may be made on the open market or in privately negotiated transactions, pursuant to Rule 10b5-1 trading plans or other available means. There is no minimum or maximum number of shares to be repurchased under the program and the program may be discontinued at any time, without prior notice.
On March 18, 2022, pursuant to existing share repurchase authorizations, the Company entered into an accelerated share repurchase agreement (the “2022 ASR Contract”) with a financial institution (the “2022 ASR Counterparty”) to repurchase an aggregate of $175.0 million of the Company’s common stock. Under the 2022 ASR Contract, the Company made a payment of $175.0 million to the 2022 ASR Counterparty and received an initial delivery of approximately 3.3 million shares of common stock on March 21, 2022, representing approximately 40% ($70.0 million) of the total shares expected to be repurchased under the 2022 ASR Contract. The remaining balance of $105.0 million was classified as an equity forward contract and recorded in additional paid-in capital within shareholders’ equity.
The exact number of shares the Company will repurchase under the 2022 ASR Contract will be based generally upon the average daily volume weighted average price of the common stock during the repurchase period, less a discount. At settlement, under certain circumstances, the 2022 ASR Counterparty may be required to deliver additional shares of common stock to the Company, or under certain circumstances, the Company may be required either to deliver shares of common stock or to make a cash payment to the 2022 ASR Counterparty. Final settlement of the transactions under the 2022 ASR Contract is expected to be completed by the end of July 2022. The terms of the 2022 ASR Contract are subject to adjustment, including, but not limited to, adjustments arising if the Company were to enter into or announce certain types of transactions or to take certain corporate actions. The 2022 ASR Contract contains the principal terms and provisions governing the accelerated share repurchases, including, but not limited to, the mechanism used to determine the number of shares that will be delivered, the required timing of delivery of the shares, the circumstances under which the 2022 ASR Counterparty is permitted to make adjustments to valuation and calculation periods and various acknowledgments, representations and warranties made by the Company and the 2022 ASR Counterparty to one another.

During the three months ended April 30, 2022, the Company repurchased 3,789,576 shares under the Company’s 2021 Share Repurchase Program at an aggregate cost of $81.7 million, which is inclusive of the shares repurchased under the 2022 ASR Contract. There were no shares repurchased under the 2012 Share Repurchase Program during the three months ended May 1, 2021. As of April 30, 2022, the Company had remaining authority under the 2021 Share Repurchase Program to purchase $62.3 million of its common stock.
Dividends
The following sets forth the cash dividend declared per share:

	Three Months Ended
	Apr 30, 2022	May 1, 2021
Cash dividend declared per share	$0.225	$0.1125
In accordance with the terms of the indenture governing the Notes, the Company has adjusted the conversion rate and the conversion price of the Notes for quarterly dividends exceeding $0.1125 per share.
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
Accumulated Other Comprehensive Income (Loss)
The changes in accumulated other comprehensive income (loss), net of related income taxes, are (in thousands):

	Foreign Currency Translation Adjustment	Derivative Financial Instruments Designated as Cash Flow Hedges	Defined Benefit Plans	Total

	Three Months Ended Apr 30, 2022
Balance at January 29, 2022	$(135,861)	$7,280	$(6,968)	$(135,549)
Gains (losses) arising during the period	(17,440)	7,563	152	(9,725)
Reclassification to net earnings for (gains) losses realized	—	(1,443)	4	(1,439)
Net other comprehensive income (loss)	(17,440)	6,120	156	(11,164)
Balance at April 30, 2022	$(153,301)	$13,400	$(6,812)	$(146,713)

	Three Months Ended May 1, 2021
Balance at January 30, 2021	$(105,970)	$(4,876)	$(9,829)	$(120,675)
Gains (losses) arising during the period	(2,433)	1,553	116	(764)
Reclassification to net earnings for losses realized	—	460	77	537
Net other comprehensive income (loss)	(2,433)	2,013	193	(227)
Balance at May 1, 2021	$(108,403)	$(2,863)	$(9,636)	$(120,902)

Details on reclassifications out of accumulated other comprehensive income (loss) to net earnings are (in thousands):

	Three Months Ended		Location of (Gain) Loss Reclassified from Accumulated OCI into Earnings
	Apr 30, 2022	May 1, 2021
Derivative financial instruments designated as cash flow hedges:
Foreign exchange currency contracts	$(1,674)	$462	Cost of product sales
Interest rate swap	61	(64)	Interest expense
Less income tax effect	170	62	Income tax expense
	(1,443)	460
Defined benefit plans:
Net actuarial loss amortization	30	105	Other expense
Prior service credit amortization	(23)	(17)	Other expense
Less income tax effect	(3)	(11)	Income tax expense
	4	77
Total reclassifications during the period	$(1,439)	$537
(5)Accounts Receivable
Accounts receivable is summarized as follows (in thousands):

	Apr 30, 2022	Jan 29, 2022
Trade	$262,770	$299,160
Royalty	32,539	33,790
Other	10,313	6,945
	305,622	339,895
Less allowances	10,192	11,039
	$295,430	$328,856
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
(6)Inventories
Inventories consist of the following (in thousands):

	Apr 30, 2022	Jan 29, 2022
Raw materials	$1,951	$1,228
Work in progress	3	3
Finished goods	481,973	461,064
	$483,927	$462,295
The balances include an allowance to write down inventories to the lower of cost or net realizable value of $29.0 million and $31.8 million as of April 30, 2022 and January 29, 2022, respectively.

(7)Income Taxes
Effective Income Tax Rate
Income tax expense for the interim periods was computed using the income tax rate estimated to be applicable for the full fiscal year, adjusted for discrete items. The Company’s effective income tax rate was an expense of 39.9% for the three months ended April 30, 2022 compared to 29.8% for the three months ended May 1, 2021. The change in the effective income tax rate was primarily due to: (1) a shift in the distribution of earnings among the Company’s tax jurisdictions compared to the same prior-year period; and (2) losses during the current quarter in certain tax jurisdictions for which the Company did not recognize an income tax benefit.
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
Unrecognized Income Tax Benefit
From time-to-time, the Company is subject to routine income and other income tax audits on various income tax matters around the world in the ordinary course of business. As of April 30, 2022, no major income tax audits were ongoing.
As of April 30, 2022 and January 29, 2022, the Company had $59.2 million and $57.5 million, respectively, of aggregate accruals for uncertain income tax positions, including penalties and interest. This includes an accrual of $19.9 million for the estimated transition tax (excluding interest) related to the 2017 Tax Cuts and Jobs Act (the “Tax Reform”) and $20.6 million for the intra-entity transfer of intellectual property rights, substantially offset by the related deferred income tax benefit from a U.S. entity to a wholly-owned Swiss subsidiary. The Company reviews and updates the estimates used in the accrual for uncertain income tax positions, as appropriate, as more definitive information or interpretations become available from income taxing authorities, and on the completion of income tax audits, the receipt of assessments, expiration of statutes of limitations, or occurrence of other events.
During the second quarter of fiscal 2021, the Company became aware of a foreign withholding income tax regulation that could be interpreted to apply to certain of its previous transactions. The Company currently does not expect its exposure, if any, will have a material impact on its condensed consolidated financial position, results of operations or cash flows.
Indefinite Reinvestment Assertion
The Company has historically considered the undistributed earnings of its foreign subsidiaries to be indefinitely reinvested. As a result of the Tax Reform, the Company had a substantial amount of previously taxed earnings that could be distributed to the U.S. without additional U.S. taxation. The Company continues to evaluate its plans for reinvestment or repatriation of unremitted foreign earnings and regularly reviews its cash positions and determination of indefinite reinvestment of foreign earnings. If the Company determines that all or a portion of such foreign earnings are no longer indefinitely reinvested, the Company may be subject to additional foreign withholding taxes and U.S. state income taxes, beyond the one-time transition tax. As of April 30, 2022, the Company determined that approximately $12.7 million of such foreign earnings are no longer indefinitely reinvested. The incremental tax cost to repatriate these earnings to the U.S. is immaterial. The Company intends to indefinitely reinvest the remaining earnings from the Company’s foreign subsidiaries for which a deferred income tax liability has not already been recorded. It is not practicable to estimate the amount of tax that might be payable if these earnings were repatriated due to the complexities associated with the hypothetical calculation.

(8)Segment Information
The Company’s businesses are grouped into five reportable segments for management and internal financial reporting purposes: Americas Retail, Americas Wholesale, Europe, Asia, and Licensing. The Company’s Americas Retail, Americas Wholesale, Europe and Licensing reportable segments are the same as their respective operating segments. Certain components of the Company’s Asia operating segment are separate operating segments based on region, which have been aggregated into the Asia reportable segment for disclosure purposes.
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
Net revenue and earnings (loss) from operations are summarized (in thousands):

	Three Months Ended
	Apr 30, 2022	May 1, 2021
Net revenue:
Americas Retail	$166,485	$155,535
Americas Wholesale	68,357	45,430
Europe	276,009	241,852
Asia	56,222	55,660
Licensing	26,400	21,525
Total net revenue	$593,473	$520,002
Earnings (loss) from operations:
Americas Retail	$14,266	$20,274
Americas Wholesale	17,397	11,555
Europe	17,890	4,198
Asia	(3,487)	(1,808)
Licensing	24,444	19,431
Total segment earnings from operations	70,510	53,650
Corporate overhead	(33,192)	(28,776)
Asset impairment charges[1]	(1,544)	(441)
Net gains on lease modifications[2]	601	2,145
Total earnings from operations	$36,375	$26,578
______________________________________________________________________
Notes:
1    During the three months ended April 30, 2022, the Company recognized asset impairment charges related primarily to property and equipment of certain retail locations resulting from under-performance and expected store closures. During the three months ended May 1, 2021, the Company recognized asset impairment charges related primarily to property and equipment and certain operating lease ROU assets of certain retail stores resulting from lower revenue and future cash flow projections from the ongoing effects of the COVID-19 pandemic and expected store closures. Refer to Note 2 and Note 15 for more information regarding these asset impairment charges.
2    During the three months ended April 30, 2022 and May 1, 2021, the Company recorded net gains on lease modifications related primarily to the early termination of certain lease agreements.

The below presents information regarding geographic areas in which the Company operated. Net revenue is classified primarily based on the country where the Company’s customer is located (in thousands):

	Three Months Ended
	Apr 30, 2022	May 1, 2021
Net revenue:
U.S.	$169,127	$157,066
Italy	56,366	47,553
Canada	40,578	26,640
South Korea	35,884	27,809
Germany	35,841	34,678
Spain	30,113	25,507
Other countries	199,164	179,224
Total product sales	567,073	498,477
Net royalties	26,400	21,525
Net revenue	$593,473	$520,002
Due to the seasonal nature of the Company’s business segments, the above net revenue and operating results are not necessarily indicative of the results that may be expected for the full fiscal year.
(9)Borrowings and Finance Lease Obligations
Borrowings and finance lease obligations are summarized (in thousands):

	Apr 30, 2022	Jan 29, 2022
Term loans	$43,832	$48,253
Finance lease obligations	21,779	22,943
Mortgage debt	17,693	17,860
Borrowings under credit facilities	42,662	12,201
Other	3,523	3,092
	129,489	104,349
Less current installments	77,929	43,379
Long-term debt and finance lease obligations	$51,560	$60,970
Term Loans
As a precautionary measure to ensure financial flexibility and maintain maximum liquidity in response to the COVID-19 pandemic, the Company entered into term loans with certain banks primarily in Europe during fiscal 2021. These loans are primarily unsecured, have remaining terms ranging from one-to-three years and incur interest at annual rates ranging between 1.3% to 2.2%. As of April 30, 2022 and January 29, 2022, the Company had outstanding borrowings of $43.8 million and $48.3 million under these borrowing arrangements, respectively.
Finance Lease Obligations
During fiscal 2018, the Company began the relocation of its European distribution center to the Netherlands. The finance lease primarily provides for monthly minimum lease payments through May 2027 with an effective interest rate of approximately 6%. The Company has also entered into finance leases for equipment used in its European distribution centers. These finance lease obligations totaled $17.7 million and $19.6 million as of April 30, 2022 and January 29, 2022, respectively.
The Company also has smaller finance leases related primarily to computer hardware and software. As of April 30, 2022 and January 29, 2022, these finance lease obligations totaled $4.1 million and $3.4 million, respectively.

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
Credit Facilities
During fiscal 2021, the Company entered into an amendment of its senior secured asset-based revolving credit facility with Bank of America, N.A. and other lenders (as amended, the “Credit Facility”). The Credit Facility provides for a borrowing capacity in an amount up to $120 million, including a Canadian sub-facility up to $20 million, subject to a borrowing base. Based on applicable accounts receivable and inventory balances as of April 30, 2022, the Company could have borrowed up to $110 million under the Credit Facility. The Credit Facility has an option to expand the borrowing capacity by up to $180 million subject to certain terms and conditions, including the willingness of existing or new lenders to assume such increased amount. The Credit Facility is available for direct borrowings and the issuance of letters of credit, subject to certain letters of credit sublimits, and may be used for working capital and other general corporate purposes. As of April 30, 2022, the Company had $9.6 million in outstanding standby letters of credit, no outstanding documentary letters of credit and $40.0 million outstanding borrowings under the Credit Facility. As of January 29, 2022, the Company had $10.1 million in outstanding standby letters of credit, no outstanding documentary letters of credit and no outstanding borrowings under the Credit Facility.
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
The Company, through its European subsidiaries, maintains short-term committed borrowing agreements, primarily for working capital purposes, with various banks in Europe. Some of these agreements include certain equity-based financial covenants. As of April 30, 2022 and January 29, 2022, the Company had no outstanding borrowings, no outstanding documentary letters of credit, and $119.6 million and $126.9 million available for future borrowings under these agreements, respectively. The agreements are denominated primarily in euros and incur interest at annual rates ranging between 0.9% to 1.1%. On May 5, 2022, the Company entered into a €250 million revolving credit facility through a European subsidiary, which replaced the European short-term borrowing arrangements referenced above. Refer to Note 17 for further information.

The Company, through its China subsidiary, maintains a short-term uncommitted bank borrowing agreement that provides for a borrowing capacity up to $30 million, primarily for working capital purposes. The Company had $1.9 million in outstanding borrowings under this agreement as of April 30, 2022 and $12.2 million in outstanding borrowings under this agreement as of January 29, 2022.
The Company, through its Japan subsidiary, maintains a short-term uncommitted bank borrowing agreement that provides for a borrowing capacity up to $3.9 million, primarily for working capital purposes. The Company had $0.8 million outstanding borrowings under this agreement as of April 30, 2022 and no outstanding borrowings as of January 29, 2022.
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
The Notes are convertible in certain circumstances into cash, shares of the Company’s common stock, or a combination of cash and shares of the Company’s common stock, at the Company’s election, at an initial conversion rate of 38.7879 shares of common stock per $1,000 principal amount of Notes, which is equivalent to an initial conversion price of approximately $25.78 per share, subject to adjustment upon the occurrence of certain events. In accordance with the terms of the indenture governing the Notes, the Company has adjusted the conversion rate and the conversion price of the Notes for quarterly dividends exceeding $0.1125 per share (currently $25.53). Prior to November 15, 2023, the Notes are convertible only upon the occurrence of certain events and during certain periods, and thereafter, at any time until the close of business on the second scheduled trading day immediately preceding the maturity date of the Notes.
Following certain corporate events described in the Indenture that occur prior to the maturity date, the conversion rate will be increased for a holder who elects to convert its Notes in connection with such corporate event in certain circumstances. The Notes are not redeemable prior to maturity, and no sinking fund is provided for the Notes. As of April 30, 2022, none of the conditions allowing holders of the Notes to convert had been met. The Company expects to settle the principal amount of the Notes in 2024 in cash and any excess in shares.
On January 30, 2022, the Company adopted new authoritative guidance which simplifies the accounting for convertible instruments and contracts in an entity’s own equity using the modified retrospective method. Prior to adoption, the Company separated the Notes into liability and equity components. The liability component was recorded at fair value. The equity component represented the difference between the proceeds from the issuance of the Notes and the fair value of the liability component. The equity component was not subject to remeasurement as long as the equity component continued to meet the conditions for equity classification. The excess of the liability component over its carrying amount (“debt discount”) was being amortized to interest expense over the term of the Notes. During the three months ended May 1, 2021, the Company recorded $2.8 million of interest expense related to the amortization of the debt discount. As a result of the adoption of the authoritative guidance on January 30, 2022, the Company derecognized the remaining unamortized debt discount on the Notes and recorded no interest expense related to the amortization of the debt discount during the three months ended April 30, 2022. Refer to Note 1 for further information regarding this recently adopted guidance.

Debt issuance costs were comprised of $3.8 million of discounts and commissions payable to the initial purchasers and third-party offering costs of approximately $1.5 million. Debt issuance costs were recorded as a contra-liability and are presented net against the Notes balance on the Company’s condensed consolidated balance sheets. These costs are being amortized to interest expense over the term of the Notes.
The Notes consist of the following (in thousands):

	Apr 30, 2022	Jan 29, 2022
Liability component:
Principal	$300,000	$300,000
Unamortized debt discount[1]	—	(27,498)
Unamortized issuance costs	(1,693)	(1,907)
Net carrying amount	$298,307	$270,595

Equity component, net[2]	$(759)	$42,320
______________________________________________________________________
Notes:
1Due to adoption of new authoritative guidance, unamortized debt discount was derecognized on January 30, 2022.
2As a result of adoption of new authoritative guidance on January 30, 2022, the equity component was eliminated and recorded as an adjustment to retained earnings. As of April 30, 2022, the balance is associated with convertible bond hedge issuance costs and deferred taxes, which are not impacted by the adoption. As of January 29, 2022, the balance was included in paid-in capital within stockholders’ equity on the condensed consolidated balance sheets and is net of debt issuance costs and deferred taxes.
As of April 30, 2022 and January 29, 2022, the fair value of the Notes, net of unamortized debt discount and debt issuance costs, was approximately $331.7 million and $303.1 million, respectively. The fair value of the Notes is determined based on inputs that are observable in the market and have been classified as Level 2 in the fair value hierarchy.
Convertible Bond Hedge and Warrant Transactions
In connection with the offering of the Notes, the Company entered into convertible note hedge transactions whereby the Company had the option to purchase a total of approximately 11.6 million shares of its common stock at an initial strike price of approximately $25.78 per share, in each case subject to adjustment in certain circumstances. The total cost of the convertible note hedge transactions was $61.0 million. In addition, the Company sold warrants whereby the holders of the warrants had the option to purchase a total of approximately 11.6 million shares of the Company’s common stock at an initial strike price of $46.88 per share. The Company received $28.1 million in cash proceeds from the sale of these warrants. Both the number of shares underlying the convertible note hedges and warrants and the strike price of the instruments are subject to customary adjustments. In accordance with the terms of the convertible note hedge confirmations and warrant confirmations, respectively, the Company has adjusted the strike prices with respect to the convertible note hedges and the warrants for quarterly dividends exceeding $0.1125 per share (currently $46.42). Taken together, the purchase of the convertible note hedges and sale of the warrants are intended to offset dilution from the conversion of the Notes to the extent the market price per share of the Company’s common stock exceeds the adjusted strike price of the convertible note hedges. The warrant transaction may have a dilutive effect with respect to the Company’s common stock to the extent the market price per share of the Company’s common stock exceeds the adjusted strike price of the warrants. The convertible note hedges and warrants are recorded in stockholders’ equity, are not accounted for as derivatives and are not remeasured each reporting period.
As of April 30, 2022, there was no deferred income tax liability in connection with the debt discount. As of January 29, 2022, the Company had a deferred tax liability of $6.2 million in connection with the debt discount included in deferred income tax assets on the Company’s condensed consolidated balance sheet. As of both April 30, 2022 and January 29, 2022, the Company had a deferred income tax asset of $6.9 million in connection with the convertible note hedge transactions. The net deferred income tax impact was included in deferred income tax assets on the Company’s condensed consolidated balance sheets.

(11)Share-Based Compensation
The following summarizes the share-based compensation expense recognized under all of the Company’s stock plans (in thousands):

	Three Months Ended
	Apr 30, 2022	May 1, 2021
Stock options	$600	$907
Stock awards/units	3,372	3,073
Employee Stock Purchase Plan	80	80
Total share-based compensation expense	$4,052	$4,060
Unrecognized compensation cost related to nonvested stock options and nonvested stock awards/units totaled approximately $2.9 million and $20.3 million, respectively, as of April 30, 2022. This cost is expected to be recognized over a weighted average period of 1.5 years.
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
The following summarizes the activity for nonvested performance-based units during the three months ended April 30, 2022:

	Number of Units	Weighted Average Grant Date Fair Value
Nonvested at January 29, 2022	643,813	$18.78
Granted	—	—
Vested	(314,239)	17.31
Forfeited	(11,718)	26.40
Nonvested at April 30, 2022	317,856	$19.95
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
The following summarizes the activity for nonvested market-based units during the three months ended April 30, 2022:

	Number of Units	Weighted Average Grant Date Fair Value
Nonvested at January 29, 2022	877,813	$14.22
Granted	—	—
Vested	—	—
Forfeited	(87,871)	9.39
Nonvested at April 30, 2022	789,942	$14.76

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
Leases
The Company leases warehouse and administrative facilities, including the Company’s North American corporate headquarters in Los Angeles, California, from partnerships affiliated with the Marciano Entities and certain of their affiliates. There were four of these leases in effect as of April 30, 2022 with expiration or option exercise dates ranging from calendar years 2023 to 2030.
Aggregate lease costs recorded under these four related party leases were approximately $2.3 million and $2.2 million for the three months ended April 30, 2022 and May 1, 2021, respectively. The Company believes the terms of the related party leases have not been significantly affected by the fact the Company and the lessors are related.
Aircraft Arrangements
The Company periodically charters aircraft owned by the Marciano Entities through informal arrangements with the Marciano Entities and independent third-party management companies contracted by such Marciano Entities to manage their aircraft. The total fees paid under these arrangements for the three months ended April 30, 2022 and May 1, 2021 were approximately $0.6 million and $0.9 million, respectively.
Minority Investment
The Company owns a 30% interest in a privately held men’s footwear company (the “Footwear Company”) in which the Marciano Entities also own a 45% interest. In December 2020, the Company provided the Footwear Company with a revolving credit facility for $2.0 million, which provides for an annual interest rate of 2.75% and matures in November 2023. As of both April 30, 2022 and January 29, 2022, the Company had a note receivable of $0.2 million included in other assets in its condensed consolidated balance sheets related to outstanding borrowings by the Footwear Company under this revolving credit facility.
Vendor Purchases
The Company purchases faux fur products from a privately-held fashion accessories company (the “Fashion Company”). Mr. Maurice Marciano, Mr. Paul Marciano and Mr. Carlos Alberini own on a combined basis 20% of the outstanding common equity interests in the Fashion Company (with the Marcianos jointly owning 16% and Mr. Alberini owning 4%). The total payments made by the Company to the Fashion Company were approximately $1.2 million and $0.2 million for the three months ended April 30, 2022 and May 1, 2021, respectively. The Company believes that the price paid by the Company for the Fashion Company’s products and the terms of the transactions between the Company and the Fashion Company have not been affected by this passive investment of Messrs. Marcianos and Mr. Alberini in the Fashion Company.
(13)    Commitments and Contingencies
Investment Commitments
As of April 30, 2022, the Company had an unfunded commitment to invest €1.0 million ($1.0 million) in a private equity fund. Refer to Note 15 for further information. On May 4, 2022, the Company committed an additional €10.0 million to the private equity fund.
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
The Company has received customs tax assessment notices from the Italian Customs Agency (“ICA”) regarding its customs tax audit of one of the Company’s European subsidiaries for the period from July 2010 through December 2012. Such assessments totaled €9.8 million ($10.3 million), including potential penalties and interest. The Company strongly disagreed with the ICA’s positions and therefore filed appeals with the Milan First Degree Tax Court (“MFDTC”). Those appeals were split into a number of different cases that were then heard by different sections of the MFDTC. The MFDTC ruled in favor of the Company on all of these appeals. The ICA subsequently appealed €9.7 million ($10.2 million) of these favorable MFDTC judgments with the Appeals Court. To date, €8.5 million ($9.0 million) have been decided in favor of the Company and €1.2 million ($1.3 million) have been decided in favor of the ICA. The Company believes that the unfavorable Appeals Court ruling is incorrect and inconsistent with the prior rulings on similar matters by both the MFDTC and other judges within the Appeals Court, and has appealed the decision to the Supreme Court. The ICA has appealed most of the favorable Appeals Court rulings to the Supreme Court. To date, of the cases that have been appealed to the Supreme Court, €0.4 million ($0.4 million) have been decided in favor of the Company based on the merits of the case and €1.1 million ($1.2 million) have been remanded back to the lower court for further consideration. There can be no assurances the Company will be successful in the remaining appeals. It also continues to be possible that the Company will receive similar or even larger assessments for periods subsequent to December 2012 or other claims or charges related to the matter in the future. Although the Company believes that it has a strong position and will continue to vigorously defend this matter, it is unable to predict with certainty whether or not these efforts will ultimately be successful or whether the outcome will have a material impact on the Company’s financial position, results of operations or cash flows.
On January 19, 2021, a former model for the Company filed an action against the Company’s Chief Creative Officer and the Company in the California Superior Court in Los Angeles (Jane Doe v. Paul Marciano, et al.). The complaint asserts several claims based on allegations that the former model was treated improperly by Mr. Paul Marciano and retaliated against by the Company. The complaint seeks an unspecified amount of general damages, medical expenses, lost earnings, punitive damages and attorneys’ fees. The case has been moved to arbitration and is currently in the discovery stage. Mr. Paul Marciano and the Company dispute these claims fully and intend to contest them vigorously. In March and April 2021, the Company received separate communications from two other individuals containing similar allegations against Mr. Paul Marciano and the Company. Each individual who contacted the Company in March 2021 and April 2021 is represented by the same attorney who represents the plaintiff in the January 2021 action. Though no complaint was filed with respect to the allegations in the March 2021 letter and Mr. Paul Marciano and the Company disputed each of those allegations fully, in order to avoid the cost of litigation and without admitting liability or fault, the Company and Mr. Paul Marciano entered into a settlement agreement with the individual who sent the March 2021 letter, resolving the claims for an aggregate total amount of $300,000 in July 2021.
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
On March 16, 2022, the plaintiff in the January 2021 action and another former model for the Company filed an action against those individuals who were on the Company’s Board of Directors in January 2019 (the “Defendants”) in the California Superior Court in Los Angeles (Jane Doe 1 and Jane Doe 2 v. Maurice

Marciano, et al.). The complaint asserts that the Defendants aided and abetted the alleged improper behavior of Mr. Paul Marciano described in the January 2021 action and discomfort felt by the other individual during interactions with Mr. Paul Marciano described in the March 2022 action. The complaint seeks an unspecified amount of general damages and attorneys’ fees and seeks an order for the Defendants to remove Mr. Paul Marciano from the Board of Directors and relieve him of his day-to-day duties at the Company. The individual plaintiffs in the March 2022 action are represented by the same attorney who represents the plaintiffs in the January 2021 and October 2021 actions.
Redeemable Noncontrolling Interests
The Company is party to a put arrangement with respect to the common securities that represent the remaining noncontrolling interest for its majority-owned subsidiary, Guess Brasil Comércio e Distribuição S.A. (“Guess Brazil”). The put arrangement for Guess Brazil, representing 40% of the total outstanding equity interest of that subsidiary, may be exercised at the discretion of the noncontrolling interest holder by providing written notice to the Company every third anniversary beginning in March 2019, subject to certain time restrictions. The redemption value of the Guess Brazil put arrangement is based on a multiple of Guess Brazil’s earnings before interest, taxes, depreciation and amortization subject to certain adjustments and is classified as a redeemable noncontrolling interest outside of permanent equity in the Company’s condensed consolidated balance sheet. The carrying value of the redeemable noncontrolling interest related to Guess Brazil was $0.5 million and $0.4 million as of April 30, 2022 and January 29, 2022, respectively.
The Company is also party to a put arrangement with respect to the common securities that represent the remaining noncontrolling interest for its majority-owned Russian subsidiary, Guess? CIS, LLC (“Guess CIS”), which was established through a majority-owned joint venture during fiscal 2016. The put arrangement for Guess CIS, representing 30% of the total outstanding equity interest of that subsidiary, may be exercised at the discretion of the noncontrolling interest holder by providing written notice to the Company during the period beginning after the fifth anniversary of the agreement through December 31, 2025, or sooner in certain limited circumstances. The redemption value of the Guess CIS put arrangement is based on a multiple of Guess CIS’s earnings before interest, taxes, depreciation and amortization subject to certain adjustments and is classified as a redeemable noncontrolling interest outside of permanent equity in the Company’s condensed consolidated balance sheet. The carrying value of the redeemable noncontrolling interest related to Guess CIS was $9.4 million and $9.1 million as of April 30, 2022 and January 29, 2022, respectively. The parties are evaluating the potential purchase by the Company of the 30% interest held by the noncontrolling interest holder in light of the various sanctions recently imposed by the United States and European governments with respect to Russia.
The redeemable noncontrolling interests of the Guess Brazil and Guess CIS put arrangements are recorded at the greater of their carrying values, adjusted for their share of the allocation of income or loss, dividends and foreign currency translation adjustments, or redemption values. During the three months ended April 30, 2022 and May 1, 2021, the Company had no redeemable noncontrolling interest redemption value adjustment.
A reconciliation of the total carrying amount of redeemable noncontrolling interests is (in thousands):

	Three Months Ended
	Apr 30, 2022	May 1, 2021
Beginning balance	$9,500	$3,920
Foreign currency translation adjustment	354	29
Ending balance	$9,854	$3,949
(14)Defined Benefit Plans
Supplemental Executive Retirement Plan
The Company’s Supplemental Executive Retirement Plan (“SERP”) provides select employees who satisfy certain eligibility requirements with certain benefits upon retirement, termination of employment, death, disability or a change in control of the Company, in certain prescribed circumstances. As a non-

qualified pension plan, no dedicated funding of the SERP is required; however, the Company has made periodic payments into insurance policies held in a rabbi trust to fund the expected obligations arising under the non-qualified SERP. The cash surrender values of the insurance policies were $67.1 million and $70.9 million as of April 30, 2022 and January 29, 2022, respectively, and were included in other assets in the Company’s condensed consolidated balance sheets. As a result of changes in the value of the insurance policy investments, the Company recorded unrealized losses of $3.3 million during the three months ended April 30, 2022 and immaterial unrealized losses in other expense during the three months ended May 1, 2021. The projected benefit obligation was $49.3 million and $49.4 million as of April 30, 2022 and January 29, 2022, respectively, and was included in accrued expenses and other current liabilities and other long-term liabilities in the Company’s condensed consolidated balance sheets depending on the expected timing of payments. SERP benefit payments of $0.5 million were made during each of the three months ended April 30, 2022 and May 1, 2021.
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
As of April 30, 2022 and January 29, 2022, the foreign pension plans had a total projected benefit obligation of $40.8 million and $42.7 million, respectively, and plan assets held in independent investment fiduciaries of $36.3 million and $38.0 million, respectively. The net liability of $4.5 million and $4.7 million was included in other long-term liabilities in the Company’s condensed consolidated balance sheets as of April 30, 2022 and January 29, 2022, respectively.
The components of net periodic defined benefit pension cost related to the Company’s defined benefit plans are (in thousands):

	SERP	Foreign Pension Plans	Total

	Three Months Ended Apr 30, 2022
Service cost	$—	$775	$775
Interest cost	333	57	390
Expected return on plan assets	—	(70)	(70)
Net amortization of unrecognized prior service credit	—	(23)	(23)
Net amortization of actuarial losses	17	13	30
Net periodic defined benefit pension cost	$350	$752	$1,102

	Three Months Ended May 1, 2021
Service cost	$—	$790	$790
Interest cost	289	19	308
Expected return on plan assets	—	(52)	(52)
Net amortization of unrecognized prior service credit	—	(17)	(17)
Net amortization of actuarial losses	20	85	105
Net periodic defined benefit pension cost	$309	$825	$1,134

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
The following presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements				Fair Value Measurements
	at Apr 30, 2022				at Jan 29, 2022
Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Foreign exchange currency contracts	$—	$14,286	$—	$14,286	$—	$7,133	$—	$7,133
Interest rate swap	—	764	—	764	—	—	—	—
Total	$—	$15,050	$—	$15,050	$—	$7,133	$—	$7,133
Liabilities:
Interest rate swap	—	—	—	—	—	74	—	74
Deferred compensation obligations	—	15,326	—	15,326	—	15,794	—	15,794
Total	$—	$15,326	$—	$15,326	$—	$15,868	$—	$15,868
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
The Company included €3.7 million ($3.9 million) and €3.6 million ($4.0 million) in other assets in the Company’s condensed consolidated balance sheets related to its investment in a private equity fund as of April 30, 2022 and January 29, 2022, respectively. The Company uses net asset value per share as a practical expedient to measure the fair value of this investment and has not included this investment in the fair value hierarchy as disclosed above. As of April 30, 2022, the Company had an unfunded commitment to invest an additional €1.0 million ($1.0 million) in the private equity fund. On May 4, 2022, the Company committed an additional €10.0 million to the private equity fund.
The fair values of the Company’s debt instruments (see Note 9) are based on the amount of future cash flows associated with each instrument discounted using the Company’s incremental borrowing rate. As of April 30, 2022 and January 29, 2022, the carrying value was not materially different from fair value, as the interest rates on the Company’s debt approximated rates currently available to the Company. The fair value of the Company’s Notes (see Note 10) is determined based on inputs that are observable in the market and have been classified as Level 2 in the fair value hierarchy.
The carrying amount of the Company’s remaining financial instruments, which principally include cash and cash equivalents, trade receivables, accounts payable and accrued expenses, approximates fair value due to the relatively short maturity of such instruments.
Long-Lived Assets
Long-lived assets, such as property and equipment and operating lease ROU assets, are reviewed for impairment quarterly or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The majority of the Company’s long-lived assets relate to its retail operations, which consist primarily of regular retail and flagship locations. The Company considers each individual regular retail location as an asset group for impairment testing, which is the lowest level at which individual cash flows can be identified. The Company also evaluates impairment risk for retail locations that are expected to be closed in the foreseeable future. The Company has flagship locations that are used as a regional marketing tool to build brand awareness and promote the Company’s current product. Provided the flagship locations continue to meet the appropriate criteria, impairment for these locations is tested at a reporting unit level similar to goodwill since they do not have separately identifiable cash flows.
An asset is considered to be impaired if the Company determines that the carrying value may not be recoverable based upon its assessment of the asset’s ability to continue to generate earnings from operations and positive cash flow in future periods or if significant changes in the Company’s strategic business objectives and utilization of the assets occurred. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows adjusted for lease payments, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the estimated fair value. The Company uses estimates of market participant rents to calculate fair value of ROU assets and discounted future cash flows of the asset group to quantify fair value for other long-lived assets. These nonrecurring fair value measurements are considered Level 3 inputs as defined above. The impairment loss calculations require management to apply judgment in estimating future cash flows and the discount rates that reflect the risk inherent in future cash flows. Future expected cash flows for assets in regular retail locations are based on management’s estimates of future cash flows over the remaining lease period or expected life, if shorter. For expected location closures, the Company will evaluate whether it is necessary to shorten the useful life for any of the assets within the respective asset group. The Company will use this revised useful life when estimating the asset group’s future cash flows. The Company considers historical trends, expected future business trends and other factors when estimating the future cash flow for each regular retail location. The Company also considers factors such as the following: the local environment for each regular retail location, including mall traffic and competition; the Company’s ability to successfully implement strategic initiatives; and the ability to control variable costs such as cost of sales and payroll and, in some cases, renegotiate lease costs. As discussed further in Note 1, the COVID-19 pandemic negatively impacted the Company’s financial results during the three months ended April 30, 2022 and May 1, 2021, and could continue to impact the Company’s operations in ways the Company is not able to predict today due to the evolving situation. The Company has made reasonable assumptions and judgments to determine the fair value of the assets tested based on the facts and circumstances that were available as of the reporting date. If actual results are not consistent with the assumptions and judgments used in estimating future cash flows and asset fair values, there may be additional exposure to future impairment losses that could be material to the Company’s results of operations.
The Company recorded asset impairment charges of $1.5 million and $0.4 million during the three months ended April 30, 2022 and May 1, 2021, respectively. The Company recognized no impairment charges on ROU assets in the three months ended April 30, 2022 and immaterial impairment charges on ROU assets in the three months ended May 1, 2021. The Company recognized $1.5 million and $0.4 million in impairment of property and equipment related to certain retail locations primarily in Europe and Asia driven by under-performance and expected store closures during the three months ended April 30, 2022 and May 1, 2021, respectively. Refer to Note 2 for further information on impairment charges recognized on operating lease ROU assets.
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
The COVID-19 pandemic continued to impact the Company’s businesses during the first three months of fiscal 2023. During the three months ended April 30, 2022, the Company assessed qualitative factors and determined that it is not more likely than not that the fair values of its reporting units are less than their carrying amounts.
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

Summary of Derivative Instruments
The fair value of derivative instruments in the condensed consolidated balance sheets is (in thousands):

	Fair Value at Apr 30, 2022	Fair Value at Jan 29, 2022	Derivative Balance Sheet Location
ASSETS:
Derivatives designated as hedging instruments:
Cash flow hedges:
Foreign exchange currency contracts	$11,912	$5,999	Other current assets/ Other assets
Interest rate swap	764	—	Other assets
Total derivatives designated as hedging instruments	12,676	5,999
Derivatives not designated as hedging instruments:
Foreign exchange currency contracts	2,374	1,134	Other current assets
Total	$15,050	$7,133
LIABILITIES:
Derivatives designated as hedging instruments:
Cash flow hedges:
Interest rate swap	$—	74	Other long-term liabilities
Total derivatives designated as hedging instruments	—	74
Derivatives not designated as hedging instruments:
Foreign exchange currency contracts	—	—	Accrued expenses and other current liabilities
Total	$—	$74
Derivatives Designated as Hedging Instruments
Foreign Exchange Currency Contracts Designated as Cash Flow Hedges
During the three months ended April 30, 2022, the Company purchased U.S. dollar forward contracts in Europe totaling US$40.0 million that were designated as cash flow hedges. As of April 30, 2022, the Company had forward contracts outstanding for its European operations of US$149.0 million to hedge forecasted merchandise purchases, which are expected to mature over the next 15 months.
As of April 30, 2022, accumulated other comprehensive income (loss) related to foreign exchange currency contracts included a $12.8 million net unrealized gain, net of tax, of which $8.6 million will be recognized in cost of product sales over the following 12 months, at the then current values on a pre-tax basis, which can be different than the current quarter-end values.
At January 29, 2022, the Company had forward contracts outstanding for its European operations of US$146.0 million that were designated as cash flow hedges.
Interest Rate Swap Agreement Designated as Cash Flow Hedge
As of April 30, 2022, accumulated other comprehensive income (loss) related to the interest rate swap agreement included a net unrealized gain of $0.6 million, net of tax, which will be recognized in interest expense over the following 12 months, at the then current values on a pre-tax basis, which can be different than the current quarter-end values.

The following summarizes the gains (losses) before income taxes recognized on derivative instruments designated as cash flow hedges in OCI and net earnings (in thousands):

	Gains Recognized in OCI		Location of Gains (Losses) Reclassified from Accumulated OCI into Earnings	Gains (Losses) Reclassified from Accumulated OCI into Earnings
	Apr 30, 2022	May 1, 2021		Apr 30, 2022	May 1, 2021
	Three Months Ended
Derivatives designated as cash flow hedges:
Foreign exchange currency contracts	$7,826	$1,511	Cost of product sales	$1,674	$(462)
Interest rate swap	777	270	Interest expense	(61)	64

The following summarizes net after income tax derivative activity recorded in accumulated other comprehensive income (loss) (in thousands):

	Three Months Ended
	Apr 30, 2022	May 1, 2021
Beginning balance gain (loss)	$7,280	$(4,876)
Net gains from changes in cash flow hedges	7,563	1,553
Net (gains) losses reclassified into earnings	(1,443)	460
Ending balance gain (loss)	$13,400	$(2,863)
Foreign Exchange Currency Contracts Not Designated as Hedging Instruments
As of April 30, 2022, the Company had euro foreign exchange currency contracts to purchase US$23.0 million expected to mature over the next two months. As of January 29, 2022, the Company had euro foreign exchange currency contracts to purchase US$19.0 million.
The following summarizes the gains before income taxes recognized on derivative instruments not designated as hedging instruments in other income (expense) (in thousands):

	Location of Gains Recognized in Earnings	Gains Recognized in Earnings
		Three Months Ended
		Apr 30, 2022	May 1, 2021
Derivatives not designated as hedging instruments:
Foreign exchange currency contracts	Other expense	$1,580	$71
(17)Subsequent Events
Credit Agreement
On May 5, 2022, Guess Europe Sagl, a wholly owned subsidiary of the Company, entered into a credit agreement (the “Credit Agreement”) for a €250 million revolving credit facility (the “Facility”) with an initial five-year term. The Company has an option to extend the maturity date by up to two years and an option to expand the Facility by up to €100 million, subject to certain conditions. At closing, there were no direct borrowings under the Facility. The Company terminated certain European short-term borrowing arrangements totaling €120 million with various banks in Europe concurrently with the closing of the Credit Agreement. Refer to Note 9 about the replaced short term arrangements.
Borrowings under the Facility bear interest based on the daily balance outstanding at the Euro Interbank Offered Rate (EURIBOR) plus an applicable margin (varying from 0.85% to 1.20%), provided that EURIBOR may not be less than 0.0%. The Facility carries a commitment fee equal to the available but unused borrowing capacity multiplied by 35% of an applicable margin (varying from 0.85% to 1.20%). The Company is also required to pay a utilization fee on the total amount of the loans outstanding under the Facility at rates varying from 0.10% to 0.20%, depending on the balance outstanding. The applicable margins are calculated quarterly and vary based on the leverage ratio of the guarantor and its subsidiaries as set forth in the Credit Agreement.
The Credit Agreement contains various annual sustainability key performance targets, the achievement of which would result in an adjustment to the interest margin ranging from a plus 5 basis points to a minus 5 basis points per year. The Credit Agreement includes a financial covenant requiring a maximum leverage ratio of the Guarantor and its subsidiaries. In addition, the Credit Agreement includes customary representations and warranties, affirmative and negative covenants and events of default.
Dividends
On May 25, 2022, the Company announced a regular quarterly cash dividend of $0.225 per share on the Company’s common stock. The cash dividend will be paid on June 24, 2022 to shareholders of record as of the close of business on June 8, 2022. As of a result of this dividend declaration and in accordance with the terms of the indenture governing the Notes, the Company will adjust the conversion rate (which is expected to increase) and the conversion price (which is expected to decrease) of the Notes effective as of June 7, 2022. A corresponding adjustment is expected to be made to the strike prices with respect to the convertible note hedges and the warrants entered into by the Company in connection with the offering of the Notes, each of which will be decreased in accordance with the terms of the convertible note hedge confirmations and warrant confirmations, respectively.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
General
Unless the context indicates otherwise, when we refer to “we,” “us,” “our” or the “Company” in this Form 10‑Q, we are referring to Guess?, Inc. (“GUESS?”) and its subsidiaries on a consolidated basis.
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may also be contained in our other reports filed under the Securities Exchange Act of 1934, as amended, in our press releases and in other documents.
Except for historical information contained herein, certain matters discussed in this Quarterly Report, including statements concerning the potential actions and impacts related to the COVID-19 pandemic; results of the accelerated share repurchase and cash needs; statements concerning the our future outlook, including with respect to the second quarter and full year of fiscal 2023; statements concerning share repurchase plans; statements concerning our expectations, goals, future prospects, and current business strategies and strategic initiatives; and statements expressing optimism or pessimism about future operating results and growth opportunities are forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements, which are frequently indicated by terms such as “expect,” “could,” “will,” “should,” “goal,” “strategy,” “believe,” “estimate,” “continue,” “outlook,” “plan,” “create,” “see,” and similar terms, are only expectations, and involve known and unknown risks and uncertainties, which may cause actual results in future periods to differ materially from what is currently anticipated. Factors which may cause actual results in future periods to differ materially from current expectations include, among others: our ability to maintain our brand image and reputation; domestic and international economic or political conditions, including economic and other events that could negatively impact consumer confidence and discretionary consumer spending; recent sanctions and export controls targeting Russia and other impacts related to the war in Ukraine; the continuation or worsening of impacts related to the COVID-19 pandemic; risks relating to our indebtedness; changes to estimates related to impairments, inventory and other reserves, which were made using the best information available at the time; changes in the competitive marketplace and in our commercial relationships; our ability to anticipate and adapt to changing consumer preferences and trends; our ability to manage our inventory commensurate with customer demand; the high concentration of our Americas Wholesale business; risks related to the costs and timely delivery of merchandise to our distribution facilities, stores and wholesale customers; unexpected or unseasonable weather conditions; our ability to effectively operate our various retail concepts, including securing, renewing, modifying or terminating leases for store locations; our ability to successfully and/or timely implement our growth strategies and other strategic initiatives; our ability to successfully enhance our global omni-channel capabilities; our ability to expand internationally and operate in regions where we have less experience, including through joint ventures; risks relating to our $300 million 2.00% convertible senior notes due 2024 (the “Notes”), including our ability to settle the liability in cash; disruptions at our distribution facilities; our ability to attract and retain management and other key personnel; obligations or changes in estimates arising from new or existing litigation, income tax and other regulatory proceedings; risks related to the income tax treatment of our third quarter fiscal 2022 intra-entity transfer of intellectual property rights from certain U.S. entities to a wholly-owned Swiss subsidiary; the occurrence of unforeseen epidemics, such as the COVID-19 pandemic; other catastrophic events; changes in U.S. or foreign income tax or tariff policy, including changes to tariffs on imports into the U.S.; accounting adjustments to our unaudited financial statements identified during the completion of our annual independent audit of financial statements and financial controls or from subsequent events arising after issuance of this release; risk of future non-cash asset impairments, including goodwill, right-of-use lease assets and/or other store asset impairments; violations of, or changes to, domestic or international laws and regulations; risks associated with the acts or omissions of our licensees and third party vendors, including a failure to comply with our vendor code of conduct or other policies; risks associated with cyber-attacks and other cyber security risks; risks associated with our ability to properly collect, use, manage and secure consumer and employee data; risks associated with our vendors’ ability to maintain the strength and security of information technology systems; changes in economic, political, social and other conditions affecting our foreign operations and sourcing, including the impact of currency fluctuations, global income tax rates and economic and market conditions in the various countries in which we operate; impacts of inflation and further inflationary pressures; wages; risks relating to activist investor activity; and the significant voting power of our family founders. In addition to these factors, the economic, technological, managerial, and other risks identified in “Part I, Item 1A. Risk Factors” of our most recent Annual Report on Form 10-K, “Part II, Item 1A. Risk Factors” herein and other filings with the Securities and Exchange Commission, including but not limited to the risk factors discussed therein, could cause actual results to differ materially from current expectations. The current global economic climate, length and severity of the COVID-19 pandemic, and uncertainty surrounding potential changes in U.S. policies and regulations may amplify many of these risks. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
COVID-19 Business Update
The COVID-19 pandemic is continuing to negatively impact certain regions of our business, especially in Asia where our operations were impacted by capacity restrictions and temporary store closures. Overall, this resulted in the closure of less than 2% of our directly operated stores as of April 30, 2022, mostly in China, the impact of which was minimal to our first quarter results.
The COVID-19 crisis has also contributed to disruptions in the overall global supply chain, leading to industry-wide product delays and higher product and freight costs. We have been working actively to mitigate these headwinds to the extent possible through a number of global supply chain initiatives.
In light of the fluid nature of the pandemic, we continue to carefully monitor global and regional developments and respond appropriately. We also continue to strategically manage expenses in order to protect profitability and to mitigate, to the extent possible, the effect of supply chain disruptions.
Business Segments
Our businesses are grouped into five reportable segments for management and internal financial reporting purposes: Americas Retail, Americas Wholesale, Europe, Asia, and Licensing. Our Americas Retail, Americas Wholesale, Europe and Licensing reportable segments are the same as their respective operating segments. Certain components of our Asia operating segment are separate operating segments based on region, which have been aggregated into the Asia reportable segment for disclosure purposes.
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
In addition, there are certain real estate leases denominated in a currency other than the functional currency of the respective entity that entered into the agreement (primarily Swiss francs, Russian roubles and Polish zloty). As a result, we may be exposed to volatility related to unrealized gains or losses on the translation of present value of future lease payment obligations when translated at the exchange rate as of a reporting period-end.
During the first three months of fiscal 2023, the average U.S. dollar rate was weaker against the Chinese yuan, and stronger against the euro, British pound, Turkish lira, Polish Slotzy, Canadian dollar, Russian rouble, Japanese yen, Korean won, and Mexican peso, compared to the average rate in the same prior-year period. This had an overall unfavorable impact on the translation of our international revenues and on earnings from operations for the three months ended April 30, 2022 compared to the same prior-year period.
If the U.S. dollar strengthens in fiscal 2023 relative to the respective fiscal 2022 foreign exchange rates, foreign exchange could negatively impact our revenues and operating results, as well as our international cash and other balance sheet items, particularly in Canada, Europe (primarily the euro, Turkish lira, British Pound and Russian rouble) and Mexico. Alternatively, if the U.S. dollar weakens relative to the respective fiscal 2022 foreign exchange rates, our revenues and operating results, as well as our other cash balance sheet items, could be positively impacted by foreign currency fluctuations during the remainder of fiscal 2023, particularly in these regions.
We are currently operating in Russia through our wholesale and retail channels, including through our 70%-owned Russian joint venture. Please refer to “Part II, Item 1A. Risk Factors” herein for a discussion of risks we face relating to the ongoing conflict between Russia and Ukraine.
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
Brand Relevancy and Brand Elevation. We will continue to optimize our brand architecture to be relevant with our three target consumer groups: Heritage, Millennials, and Generation Z. We have developed and launched one global line of product for all categories. We have also elevated our brand and improved the quality of our products, allowing us to realize more full-priced sales and rely less on promotional activity. We will continue to use unique go-to-market strategies and execute celebrity and influencer partnerships and collaborations as we believe that they are critical to engage more effectively with a younger and broader audience.

Product Excellence. We believe product is a key factor of success in our business. We strive to design and make great products and will extend our product offering to provide our customers with products for the different occasions of their lifestyles. We will seek to better address local product needs.
Customer Centricity. We will continue to place the customer at the center of everything we do. We plan to implement processes and platforms to provide our customers with a seamless omni-channel experience and expand our digital business.
Global Footprint. We will continue to expand the reach of our brands by optimizing the productivity and profitability of our current footprint and expanding our distribution channels.
Functional Capabilities. We will continue to drive operational improvements to leverage and support our global business more effectively, primarily in the areas of logistics, sourcing, product development and production, inventory management, and overall infrastructure.
Capital Allocation
We plan to continue to prioritize capital allocation toward investments that support growth and infrastructure, while remaining highly disciplined in the way we allocate capital across projects, including new store development, store remodels, technology and logistics investments and others. When we prioritize investments, we will focus on their strategic significance and their return on invested capital expectations. We also plan to manage product buys and inventory ownership rigorously and optimize overall working capital management consistently. In addition, we plan to continue to return value to shareholders through dividends and share repurchases.
During fiscal 2022, the Board of Directors terminated our previous 2012 $500 million share repurchase program (which had $47.8 million capacity remaining) and authorized a new $200 million share repurchase program. On March 14, 2022, the Board of Directors expanded the repurchase authorization by $100.0 million, leaving an available capacity of $249.0 million at that time. On March 18, 2022, in connection with this expanded authorization, we entered into an accelerated share repurchase agreement (the "2022 ASR Contract) with a financial institution (in such capacity, the "2022 ASR Counterparty") to repurchase an aggregate $175.0 million of our common stock. Under the 2022 ASR Contract, we made a payment of $175.0 million to the 2022 ASR Counterparty and received an initial delivery of approximately 3.3 million shares of our common stock on March 21, 2022, representing approximately 40% ($70.0 million) of the total value expected to be repurchased under the 2022 ASR Contract. Refer to “Part I, Item 1. Financial Statements – Note 4 – Stockholders' Equity” for further information on the 2022 ASR Contract. During the three months ended April 30, 2022, we also repurchased approximately 0.5 million shares of our common stock in open market transactions totaling $11.7 million.
Comparable Store Sales
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
Other
We operate on a 52/53-week fiscal year calendar which ends on the Saturday nearest to January 31 of each year. The three months ended April 30, 2022 had the same number of days as the three months ended May 1, 2021.
Executive Summary
Overview
Net earnings attributable to Guess?, Inc. decreased 33.6% to $8.0 million, or diluted earnings per share (“EPS”) of $0.12 per common share, for the quarter ended April 30, 2022, compared to $12.0 million, or diluted EPS of $0.18 per common share, for the quarter ended May 1, 2021.
During the quarter ended April 30, 2022, we recognized $1.5 million in asset impairment charges; $0.6 million in net gains on lease modifications; $4.4 million for certain professional service and legal fees and related credits (costs); and $3.2 million in additional income tax expense from certain discrete income tax adjustments (or a combined $7.3 million, or $0.12 per share, negative impact after considering the related tax benefit of $1.3 million). Excluding the impact of these items, adjusted net earnings attributable to Guess?, Inc. was $15.2 million and adjusted diluted earnings was $0.24 per common share for the quarter ended April 30, 2022.
During the quarter ended May 1, 2021, we recognized $0.4 million in asset impairment charges; $2.1 million in net gains on lease modifications; $1.1 million for certain professional services and legal fees and related credits (costs); $2.8 million of amortization of debt discount related to our Notes; and $0.1 million in additional income tax expense from certain discrete income tax adjustments (or a combined $1.9 million, or $0.03 per share, negative impact after considering the related income tax benefit of these adjustments of $0.4 million). Excluding the impact of these items, adjusted net earnings attributable to Guess?, Inc. was $13.9 million and adjusted diluted earnings was $0.21 per common share for the quarter ended May 1, 2021. References to financial results excluding the impact of these items are non-GAAP measures and are addressed below under “Non-GAAP Measures.”
Highlights of our performance for the quarter ended April 30, 2022 compared to the same prior-year quarter are presented below, followed by a more comprehensive discussion under “Results of Operations”:
Operations
•    Total net revenue increased 14.1% to $593.5 million for the quarter ended April 30, 2022, compared to $520.0 million in the same prior-year quarter. In constant currency, net revenue increased by 20.6%.
•    Gross margin (gross profit as a percentage of total net revenue) increased 90 basis points to 41.6% for the quarter ended April 30, 2022, compared to 40.7% in the same prior-year quarter.
•    Selling, general and administrative (“SG&A”) expenses as a percentage of total net revenue (“SG&A rate”) decreased 60 basis points to 35.3% for the quarter ended April 30, 2022, compared to 35.9% in the same prior-year quarter. SG&A expenses increased 12.4% to $209.8 million for the quarter ended April 30, 2022, compared to $186.7 million in the same prior-year quarter.

•    During the quarter ended April 30, 2022, we recognized $1.5 million of asset impairment charges, compared to $0.4 million in the same prior-year quarter.
•    During the quarter ended April 30, 2022, we recorded $0.6 million net gains on lease modifications, compared to $2.1 million in the same prior-year quarter.
•    Operating margin improved 100 basis points to 6.1% for the quarter ended April 30, 2022, compared to 5.1% in the same prior-year quarter. The improvement in operating margin was mainly driven by 410 basis points resulting from expense leverage due to higher sales. This was partially offset by higher store labor costs in Americas Retail and an unfavorable currency impact which negatively impacted operating margin by 120 basis points and 100 basis points, respectively. Higher expenses related to certain professional service and legal fees and related costs unfavorably impacted operating margin by 50 basis points. Lower net gains from lease modifications and higher asset impairment charges negatively impacted operating margin by 50 basis points. Earnings from operations increased 36.9% to $36.4 million for the quarter ended April 30, 2022, compared to $26.6 million in the same prior-year quarter.
•    Other expense, net, totaled $16.5 million for the quarter ended April 30, 2022, compared to $2.7 million in the same prior-year quarter.
•    The effective income tax rate increased by 10.1% to 39.9% for the quarter ended April 30, 2022, compared to 29.8% in the same prior-year quarter.
Key Balance Sheet Accounts
•We had $147.9 million in cash and cash equivalents as of April 30, 2022 compared to $395.1 million in cash and cash equivalents and $0.2 million in restricted cash at May 1, 2021.
◦As of April 30, 2022, we had $43.8 million in outstanding borrowings under our term loans and $42.7 million in outstanding borrowings under our credit facilities compared to $56.0 million in outstanding borrowings under our term loans and $5.1 million in outstanding borrowings under our credit facilities as of May 1, 2021.
◦During the quarter ended April 30, 2022, we made a payment of $175.0 million related to the 2022 ASR Contract and also repurchased 0.5 million shares of our common stock for $11.7 million in open market transactions. During the quarter ended May 1, 2021, there were no share repurchases.
•Accounts receivable consists of trade receivables relating primarily to our wholesale business in Europe and, to a lesser extent, to our wholesale businesses in the Americas and Asia, royalty receivables relating to our licensing operations, credit card and retail concession receivables related to our retail businesses and certain other receivables. Accounts receivable decreased by $10.9 million, or 3.5%, to $295.4 million as of April 30, 2022 compared to $306.3 million at May 1, 2021. On a constant currency basis, accounts receivable increased by $23.8 million, or 7.8%, when compared to May 1, 2021.
•Inventory increased by $79.1 million, or 19.5%, to $483.9 million as of April 30, 2022, from $404.9 million at May 1, 2021. On a constant currency basis, inventory increased by $124.1 million, or 30.7%, when compared to May 1, 2021.
Global Store Count
During the quarter ended April 30, 2022, together with our partners, we opened 34 new stores worldwide, consisting of 25 stores in Europe and the Middle East, six stores in Asia and the Pacific, and three stores in the U.S. Together with our partners, we closed 27 stores worldwide, consisting of 12 stores in Asia and the Pacific, nine stores in Europe and the Middle East, and six stores in the Americas.

We ended the first quarter of fiscal 2023 with stores and concessions worldwide comprised as follows:

	Stores			Concessions
Region	Total	Directly-Operated	Partner Operated	Total	Directly-Operated	Partner Operated
United States	244	244	—	1	—	1
Canada	74	74	—	—	—	—
Central and South America	101	67	34	29	29	—
Total Americas	419	385	34	30	29	1
Europe and the Middle East	795	564	231	51	51	—
Asia and the Pacific	424	124	300	253	111	142
Total	1,638	1,073	565	334	191	143
Of the total stores, 1,355 were GUESS? stores, 186 were GUESS? Accessories stores, 60 were G by GUESS (GbG) stores and 37 were MARCIANO stores.
Results of Operations
Three Months Ended April 30, 2022 and May 1, 2021
Consolidated Results
The following presents our condensed consolidated statements of income (in thousands, except per share data):

	Three Months Ended
	Apr 30, 2022		May 1, 2021		$ change	% change
Net revenue	$593,473	100.0%	$520,002	100.0%	$73,471	14.1%
Cost of product sales	346,324	58.4%	308,444	59.3%	37,880	12.3%
Gross profit	247,149	41.6%	211,558	40.7%	35,591	16.8%
Selling, general and administrative expenses	209,831	35.3%	186,684	35.9%	23,147	12.4%
Asset impairment charges	1,544	0.3%	441	0.1%	1,103	250.1%
Net gains on lease modifications	(601)	(0.1%)	(2,145)	(0.4%)	1,544	(72.0%)
Earnings from operations	36,375	6.1%	26,578	5.1%	9,797	36.9%
Interest expense, net	(2,519)	(0.4%)	(5,552)	(1.0%)	3,033	(54.6%)
Other expense, net	(16,452)	(2.8%)	(2,701)	(0.6%)	(13,751)	509.1%
Earnings before income tax expense	17,404	2.9%	18,325	3.5%	(921)	(5.0%)
Income tax expense	6,950	1.1%	5,455	1.1%	1,495	27.4%
Net earnings	10,454	1.8%	12,870	2.4%	(2,416)	(18.8%)
Net earnings attributable to noncontrolling interests	2,484	0.5%	864	0.1%	1,620	187.5%
Net earnings attributable to Guess?, Inc.	$7,970	1.3%	$12,006	2.3%	(4,036)	(33.6%)

Net earnings per common share attributable to common stockholders:
Basic	$0.13		$0.19		$(0.06)
Diluted	$0.12		$0.18		$(0.06)

Effective income tax rate	39.9%		29.8%
Net Revenue. Net revenue increased by $73.5 million or 14%, compared to the same prior-year quarter. In constant currency, net revenue increased by 20.6%. Almost 60% of the increase was driven by the operation of stores this quarter that had been temporarily closed in the same prior-year quarter and slightly over 25% from higher wholesale shipments. The remaining increase was driven by new stores and higher licensing revenue, partially offset by permanent store closures. Currency translation fluctuations relating to our non-U.S. operations unfavorably impacted net revenue by $33.5 million compared to the same prior-year quarter.
Gross Margin. Gross margin increased 0.9% for the quarter ended April 30, 2022 compared to the same prior-year quarter, driven entirely by a lower occupancy rate. The lower occupancy rate was due to a 180 basis point favorable impact from leveraging of expenses as a result of higher revenues and business mix, partially offset by 70 basis points due to rent relief in the same prior-year quarter. Product margin remained flat to the same prior-year quarter as favorable business mix and lower markdowns were offset by unfavorable currency translation fluctuations and lower initial markups.
Gross Profit. Gross profit increased $35.6 million for the quarter ended April 30, 2022 compared to the same prior-year quarter. The increase in gross profit, which included an unfavorable impact from currency translation, was driven by $43 million due to higher net revenue, partially offset by $9 million due to rent relief in the same prior-year quarter and lower initial markups. Currency translation fluctuations relating to our foreign operations unfavorably impacted gross profit by $16.7 million.
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
SG&A Rate. Our SG&A rate decreased 0.6% for the quarter ended April 30, 2022 from the same prior-year quarter. The favorable change in SG&A rate was driven by a 240 basis point favorable impact resulting from an overall leveraging of expenses, partially offset by 120 basis points from higher store labor costs in Americas Retail and 50 basis points from higher expenses related to certain professional service and legal fees and related (credits) costs.
SG&A Expenses. SG&A expenses increased $23.1 million for the quarter ended April 30, 2022 from the same prior-year quarter, mainly driven by approximately $18 million of higher store expenses as stores were fully open compared to last year and store labor costs were higher in Americas Retail. Currency translation fluctuations relating to our foreign operations favorably impacted SG&A expenses by $10.3 million.
Asset Impairment Charges. During the quarters ended April 30, 2022 and May 1, 2021, we recognized $1.5 million and $0.4 million of property and equipment impairment charges related to certain retail locations resulting from under-performance and expected store closures, respectively.
Net Gains on Lease Modifications. During the quarters ended April 30, 2022 and May 1, 2021, we recorded net gains on lease modifications of $0.6 million and $2.1 million related primarily to the early termination of lease agreements for certain retail locations, respectively.
Operating Margin. Operating margin increased 1.0% for the quarter ended April 30, 2022 compared to the same prior-year quarter. The improvement in operating margin was mainly driven by 410 basis points resulting from expense leverage due to higher sales. This was partially offset by higher store labor costs in Americas Retail and an unfavorable currency impact which negatively impacted operating margin by 120 basis points and 100 basis points, respectively. Higher expenses related to certain professional service and legal fees and related (credits) costs unfavorably impacted operating margin by 50 basis points. Excluding the impact of higher asset impairment charges and lower net gains on lease modifications, our operating margin would have increased 2.0% compared to the same prior-year quarter.
Earnings from Operations.   Earnings from operations increased by $9.8 million for the quarter ended April 30, 2022 compared to the same prior-year quarter. Currency translation fluctuations relating to our foreign operations unfavorably impacted earnings from operations by $6.4 million.

Other Expense, Net. Other expense, net for the quarter ended April 30, 2022 was $16.5 million compared to $2.7 million in the same prior-year quarter. The change was primarily due to higher net unrealized and realized losses from foreign currency exposures and higher net unrealized losses on our Supplemental Executive Retirement Plan (“SERP”) related assets compared to the same prior-year quarter.
Income Tax Expense.  Income tax expense for the quarter ended April 30, 2022 was $7.0 million, or a 39.9% effective income tax rate, compared to $5.5 million, or a 29.8% effective income tax rate in the same prior-year quarter. Generally, income taxes for the interim periods are computed using the income tax rate estimated to be applicable for the full fiscal year, adjusted for discrete items, which is subject to ongoing review and evaluation by management. The change in the effective income tax rate was primarily due to: (1) a shift in the distribution of earnings among our tax jurisdictions compared to the same prior-year quarter; and (2) losses during the current quarter in certain tax jurisdictions for which we did not recognize an income tax benefit.
Net Earnings Attributable to Guess?, Inc. Net earnings attributable to Guess?, Inc. decreased $4.0 million for the quarter ended April 30, 2022 compared to the same prior-year quarter. Diluted EPS decreased $0.06 for the quarter ended April 30, 2022 compared to the same prior-year quarter. We estimate a net positive impact of $0.04 from our adoption of new accounting guidance related to our Notes and share buybacks and a negative impact from currency of $0.14 on diluted EPS in the quarter ended April 30, 2022 when compared to the same prior-year quarter.
Refer to “Non-GAAP Measures” for an overview of our non-GAAP, or adjusted, financial results for the quarters ended April 30, 2022 and May 1, 2021. Excluding the impact of these non-GAAP items, adjusted net earnings attributable to Guess?, Inc. increased $1.4 million and adjusted diluted EPS increased $0.03 for the quarter ended April 30, 2022 compared to the same prior-year quarter. We estimate a net positive impact from our share buybacks of $0.01 and a net negative impact from currency of $0.14 on adjusted diluted EPS in the quarter ended April 30, 2022 when compared to the same prior-year quarter.

Information by Business Segment
The following presents our net revenue and earnings from operations by segment (in thousands):

	Three Months Ended
	Apr 30, 2022	May 1, 2021	$ change	% change
Net revenue:
Americas Retail	$166,485	$155,535	$10,950	7.0%
Americas Wholesale	68,357	45,430	22,927	50.5%
Europe	276,009	241,852	34,157	14.1%
Asia	56,222	55,660	562	1.0%
Licensing	26,400	21,525	4,875	22.6%
Total net revenue	$593,473	$520,002	73,471	14.1%
Earnings (loss) from operations:
Americas Retail	$14,266	$20,274	(6,008)	(29.6%)
Americas Wholesale	17,397	11,555	5,842	50.6%
Europe	17,890	4,198	13,692	326.2%
Asia	(3,487)	(1,808)	(1,679)	92.9%
Licensing	24,444	19,431	5,013	25.8%
Total segment earnings from operations	70,510	53,650	16,860	31.4%
Corporate overhead	(33,192)	(28,776)	(4,416)	15.3%
Asset impairment charges	(1,544)	(441)	(1,103)	250.1%
Net gains on lease modifications	601	2,145	(1,544)	(72.0%)
Total earnings from operations	$36,375	$26,578	9,797	36.9%

Operating margins:
Americas Retail	8.6%	13.0%
Americas Wholesale	25.5%	25.4%
Europe	6.5%	1.7%
Asia	(6.2%)	(3.2%)
Licensing	92.6%	90.3%
Total Company	6.1%	5.1%
Americas Retail
Net revenue from our Americas Retail segment increased by $11.0 million, or 7.0% for the quarter ended April 30, 2022 from the same prior-year quarter. In constant currency, net revenue increased by 7.1% compared to the same prior-year quarter. Over 80% of the increase was driven by the operation of stores this quarter that had been temporarily closed in the same prior-year quarter and 40% of the increase was driven by positive comparable store sales, partially offset by permanent store closures. Comparable sales (including e-commerce) increased 3% in U.S. dollars and constant currency compared to the same prior-year quarter. The inclusion of our e-commerce sales decreased the comparable sales percentage by 1% in U.S. dollars and constant currency. As of April 30, 2022, we directly operated 385 stores in the Americas compared to 388 stores at May 1, 2021, excluding concessions, which represents a 0.8% decrease from the same prior-year quarter. Currency translation fluctuations relating to our non-U.S. retail stores and e-commerce sites had an immaterial impact on net revenue.
Operating margin decreased 4.4% for the quarter ended April 30, 2022 from the same prior-year quarter. Approximately 320 basis points of the decrease was driven by higher store labor costs, and approximately 150 basis points for both higher markdowns and higher government subsidies received in the same prior-year quarter. This was partially offset by 280 basis points of favorable impact from higher initial markups.
Earnings from operations from our Americas Retail segment decreased by $6.0 million, or 29.6% for the quarter ended April 30, 2022 from the same prior-year quarter. Higher store expenses drove $7.3 million of the decrease and approximately $2.5 million in decreases resulted from both higher markdowns and higher government subsidies received in the same prior-year quarter. This was partially offset by $6.8 million of favorable impact due to higher revenues and $4.7 million driven by higher initial markups.
Americas Wholesale
Net revenue from our Americas Wholesale segment increased by $22.9 million, or 50.5% for the quarter ended April 30, 2022 from the same prior-year quarter. In constant currency, net revenue increased by 50.4%. Approximately 65% of the increase was driven by our U.S. wholesale business, almost 20% from our Mexico wholesale business, and the remaining increase was driven by our Canada wholesale business. Overall, the growth compared to the same prior-year quarter was driven by a favorable timing of this year’s deliveries to some of our partners. Currency translation fluctuations relating to our non-U.S. wholesale businesses had an immaterial impact on net revenue.
Operating margin increased 0.1% for the quarter ended April 30, 2022 compared to the same prior-year quarter. The slight improvement was driven by expense leverage resulting from higher sales, offset by slightly lower product margins.
Earnings from operations from our Americas Wholesale segment increased by $5.8 million, or 50.6% for the quarter ended April 30, 2022 from the same prior-year quarter, mainly driven by higher revenues.
Europe
Net revenue from our Europe segment increased by $34.2 million, or 14.1% for the quarter ended April 30, 2022 compared to the same prior-year quarter. In constant currency, net revenue increased by 26.4%. The increase in constant currency was driven over 60% by the operation of stores this quarter that had been temporarily closed in the same prior-year quarter, nearly 20% by higher wholesale revenues, 10% by net new store impact and almost 5% by positive comparable store sales. Comparable sales (including e-commerce) decreased 6% in U.S. dollars and increased 3% in constant currency compared to the same prior-year quarter. The inclusion of our e-commerce sales decreased the comparable sales percentage by 2% in U.S. dollars and decreased 4% in constant currency. As of April 30, 2022, we directly operated 564 stores in Europe compared to 511 stores at May 1, 2021, excluding concessions, which represents a 10.4% increase from the same prior-year quarter. Currency translation fluctuations relating to our European operations unfavorably impacted net revenue by $29.7 million.
Operating margin increased 4.8% for the quarter ended April 30, 2022 compared to the same prior-year quarter. The increase was mainly driven by a 730 basis point improvement due to expense leverage resulting from higher sales and a 190 basis point improvement due to lower markdowns, partially offset by a 390 basis point unfavorable impact from lower initial markups due to higher freight costs and a 200 basis point unfavorable impact from currency exchange rate.
Earnings from operations from our Europe segment increased by $13.7 million, or 326.2% for the quarter ended April 30, 2022 compared to the same prior-year quarter. Higher revenue, including the benefits from lower markdowns, was the main driver for the increase in earnings from operations and resulted in an increase of $25.0 million compared to the same prior-year quarter. This was partially offset by $11.7 million increase in freight expenses. Currency translation fluctuations relating to our European operations unfavorably impacted earnings from operations by $6.4 million.
Asia
Net revenue from our Asia segment increased by $0.6 million, or 1.0% for the quarter ended April 30, 2022 from the same prior-year quarter. In constant currency, net revenue increased by 7.7% driven by the impact of the direct operation of some of our stores in South Korea, which we acquired from one of our wholesale partners, which was slightly offset by the impact of the COVID-19 pandemic in China. Comparable sales (including e-commerce) decreased 11% in U.S. dollars and 5% in constant currency compared to the same prior-year quarter. The inclusion of our e-commerce sales negatively impacted the comparable sales percentage by 1% in U.S. dollars and constant currency. Currency translation fluctuations relating to our Asian operations unfavorably impacted net revenue by $3.7 million.

Operating margin decreased 3.0% for the quarter ended April 30, 2022 from the same prior-year quarter. Approximately 800 basis points of margin decrease were driven by the lower profitability in our China business mainly due to the impact of the COVID-19 pandemic in that market. This was partially offset by 400 basis points of impact driven by the profitability improvement in South Korea mainly due to the direct operation of some of our stores.
Earnings from operations from our Asia segment decreased by $1.7 million, or 92.9% for the quarter ended April 30, 2022 compared to the same prior-year quarter. Approximately $4.0 million was driven by the lower profit in China due to the impact of the COVID-19 pandemic, partially offset by $1.7 million of higher profit in South Korea. Currency translation fluctuations relating to our Asia operations unfavorably impacted the loss from operations by $0.2 million.
Licensing
Net royalty revenue from our Licensing segment increased by $4.9 million, or 22.6% for the quarter ended April 30, 2022 from the same prior-year quarter mainly driven by higher royalties in our handbag category.
Earnings from operations from our Licensing segment increased by $5.0 million, or 25.8% for the quarter ended April 30, 2022 from the same prior-year quarter. The increase was driven by the favorable impact to earnings from higher revenues.
Corporate Overhead
Unallocated corporate overhead increased by $4.4 million, or 15.3% for the quarter ended April 30, 2022 compared to the same prior-year quarter primarily due to higher expenses related to certain professional service and legal fees and related (credits) costs.
Non-GAAP Measures
The financial information presented in this Quarterly Report includes non-GAAP financial measures, such as adjusted results and constant currency financial information. For the three months ended April 30, 2022 and May 1, 2021, the adjusted results exclude the impact of certain professional service and legal fees and related (credits) costs, asset impairment charges, net gains on lease modifications, non-cash amortization of debt discount on our Notes, the related income tax impacts of these adjustments as well as certain discrete income tax adjustments related primarily to an intra-entity transfer of intellectual property rights to a wholly-owned Swiss subsidiary, in each case where applicable. These non-GAAP measures are provided in addition to, and not as alternatives for, our reported GAAP results.
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

A reconciliation of reported GAAP results to comparable non-GAAP results follows (in thousands, except per share data):

	Three Months Ended
	Apr 30, 2022	May 1, 2021
Reported GAAP net earnings attributable to Guess?, Inc.	$7,970	$12,006
Certain professional service and legal fees and related (credits) costs[1]	4,417	1,078
Asset impairment charges[2]	1,544	441
Net gains on lease modifications[3]	(601)	(2,145)
Amortization of debt discount[4]	—	2,781
Discrete tax adjustments[5]	3,188	147
Income tax impact from adjustments[6]	(1,281)	(435)
Total adjustments affecting net earnings attributable to Guess?, Inc.	7,267	1,867
Adjusted net earnings attributable to Guess?, Inc.	$15,237	$13,873

Net earnings per common share attributable to common stockholders:
GAAP diluted[7]	$0.12	$0.18
Adjusted diluted[7]	$0.24	$0.21
______________________________________________________________________
Notes:
1    Amounts recorded represent certain professional service and legal fees and related (credits) costs which we otherwise would not have incurred as part of our business.
2    Amounts represent asset impairment charges related primarily to impairment of operating lease right-of-use assets and property and equipment related to certain retail locations resulting from under-performance and expected store closures.
3    Amounts recorded represent net gains on lease modifications related primarily to the early termination of certain lease agreements.
4    In April 2019, we issued $300 million principal amount of the Notes in a private offering. Prior to adoption of ASU 2020-06, we separated the Notes into liability (debt) and equity (conversion option) components. The debt discount, which represented an amount equal to the fair value of the equity component, was amortized as non-cash interest expense over the term of the Notes. We adopted ASU 2020-06 under the modified retrospective method as of January 30, 2022. Upon adoption, the equity component was eliminated in the current period and recorded as an adjustment to retained earnings. Prior periods are not affected.
5    Amounts represent discrete income tax adjustments related primarily to the impacts from an intra-entity transfer of intellectual property rights to a wholly-owned Swiss subsidiary, impacts from cumulative valuation allowances and the income tax benefits from an income tax rate change due to net operating loss carrybacks.
6    The income tax effect of certain professional service and legal fees and related (credits) costs, asset impairment charges, net gains on lease modifications and the amortization of debt discount was based on the our assessment of deductibility using the statutory income tax rate (inclusive of the impact of valuation allowances) of the tax jurisdiction in which the charges were incurred.
7    Prior to adoption of ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40), for GAAP purposes, we incurred dilution above the initial strike price of our Notes of $25.78. At May 1, 2021, there was no dilution related to the Notes for the period.
We adopted ASU 2020-06 under the modified retrospective method as of January 30, 2022. Upon adoption, we prospectively utilize the if-converted method to calculate GAAP diluted EPS. For GAAP purposes, we incur dilution of our Notes based on the initial conversion rate associated with the Notes. For the three months ended April 30, 2022, shares used in computing diluted EPS increased by 11.8 million shares due to the change from the treasury stock method to the if-converted method. Diluted net income per share for the three months ended April 30, 2022 is calculated based on GAAP net income and diluted weighted-average shares of 74.5 million, which also includes the potentially dilutive effect of our stock options, restricted stock units and the Notes.
For adjusted diluted shares, we exclude the dilutive impact of the Notes at stock prices below $46.88, based on the bond hedge contracts in place that will deliver shares to offset dilution. At stock prices in excess of $46.88, we would have an obligation to deliver additional shares in excess of the dilution protection provided by the bond hedges.
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
In calculating the estimated impact of currency fluctuations (including translational and transactional impacts) on other measures such as earnings (loss) per share, we estimate gross margin (including the impact of foreign exchange currency contracts designated as cash flow hedges for anticipated merchandise purchases) and expenses using the appropriate prior-year rates, translate the estimated foreign earnings (loss) at the comparable prior-year rates and exclude the year-over-year earnings impact of gains or losses arising from balance sheet remeasurement and foreign exchange currency contracts not designated as cash flow hedges for merchandise purchases.
Liquidity and Capital Resources
We need liquidity globally primarily to fund our working capital, occupancy costs, interest payments on our debt, remodeling and rationalization of our retail stores, shop-in-shop programs, concessions, systems, infrastructure, compensation expenses, other existing operations, expansion plans, international growth and potential acquisitions and investments. If we experience a sustained decrease in consumer demand, we may require access to additional credit, which may not be available to us on commercially acceptable terms, or at all. Generally, our working capital needs are highest during the late summer and fall as our inventories increase before the holiday selling period. In addition, in the U.S., we need liquidity to fund share repurchases and payment of dividends to our stockholders.
During the three months ended April 30, 2022, we relied primarily on trade credit, available cash, real estate and other operating leases, finance leases, proceeds from our credit facilities and term loans and internally generated funds to finance our operations. We anticipate we will be able to satisfy our ongoing cash requirements for at least the next 12 months for working capital, capital expenditures, payments on our debt, finance leases and operating leases, as well as lease modification payments, potential acquisitions and investments, expected income tax payments, and share repurchases and dividend payments to stockholders, primarily with cash flow from operations and existing cash balances as supplemented by borrowings under our existing Credit Facilities and proceeds from our term loans, as needed. (Such arrangements are described further in “Part I, Item 1. Financial Statements – Note 9 – Borrowings and Finance Lease Obligations” in the Form 10-Q.) Due to the seasonality of our business and cash needs, we may increase borrowings under our established credit facilities from time-to-time during the next 12 months and beyond. On May 5, 2022, we entered into a €250 million revolving credit facility through a European subsidiary, which replaced certain European short-term borrowing arrangements. Refer to “Part I, Item 1. Financial Statements – Note 17 - Subsequent Events” for further information. If we experience a sustained decrease in consumer demand related to the COVID-19 pandemic or to economic, political or other conditions or events, we may require access to additional credit, which may not be available to us on commercially acceptable terms or at all.
We expect to settle the principal amount of our outstanding Notes in 2024 in cash and any excess in shares. Our outstanding Notes may be converted at the option of the holders as described in “Part I, Item 1. Financial Statements – Note 10 – Convertible Senior Notes and Related Transactions” of this Form 10-Q and in “Note 10 – Convertible Senior Notes and Related Transactions” of the Consolidated Financial Statements included in our Annual Report on Form 10-K. As of April 30, 2022, none of the conditions allowing holders of the Notes to convert had been met. Pursuant to one of these conditions, if our stock trading price exceeds 130% of the conversion price of the Notes (currently $25.53) for at least 20 trading days during the 30 consecutive trading-day period ending on, and including, the last trading day of any calendar quarter, holders of the Notes would have the right to convert their convertible notes during the next calendar quarter. In accordance with the terms of the indenture governing the Notes, we have adjusted the conversion rate and the conversion price of the Notes for quarterly dividends exceeding $0.1125 per share. Upon conversion, we will pay or deliver, as the case may be, cash, shares of our common stock or a combination of cash and shares of our common stock, at our election, in the manner and subject to the terms and conditions provided in the indenture governing the Notes. The convertible note hedge transaction we entered into in connection with our issuance of the Notes is expected generally to reduce the potential dilution upon conversion of the Notes and/or offset any cash payments we are required to make in excess of the principal amount of the Notes that are converted, as the case may be.
We have historically considered the undistributed earnings of our foreign subsidiaries to be indefinitely reinvested. As a result of the Tax Reform, we had a substantial amount of previously taxed earnings that could be distributed to the U.S. without additional U.S. taxation. We continue to evaluate our plans for reinvestment or repatriation of unremitted foreign earnings and regularly review our cash positions and determination of indefinite reinvestment of foreign earnings. If we determine that all or a portion of such foreign earnings are no longer indefinitely reinvested, we may be subject to additional foreign withholding taxes and U.S. state income taxes, beyond the one-time transition tax. As of April 30, 2022, we determined that approximately $12.7 million of such foreign earnings are no longer indefinitely reinvested. The incremental tax cost to repatriate these earnings to the U.S. is immaterial. We intend to indefinitely reinvest the remaining earnings from the our foreign subsidiaries for which a deferred income tax liability has not already been recorded. It is not practicable to estimate the amount of income tax that might be payable if these earnings were repatriated due to the complexities associated with the hypothetical calculation. As of April 30, 2022, we had cash and cash equivalents of $147.9 million, of which approximately $16.5 million was held in the U.S.
Excess cash and cash equivalents, which represent the majority of our outstanding cash and cash equivalents balance, are held primarily in overnight deposit and short-term time deposit accounts and money market accounts. Please refer to “Forward-Looking Statements” discussed above and “Part I, Item 1A. Risk Factors” contained in our most recent Annual Report on Form 10-K for the fiscal year ended January 29, 2022 for a discussion of risk factors which could reasonably be likely to result in a decrease of internally generated funds available to finance capital expenditures and working capital requirements.
COVID-19 Impact on Liquidity
Refer to the “COVID-19 Business Update” section and in “Part 1, Item 1. Financial Statements - Note 1 - Basis of Presentation” for a discussion of the impact from the COVID-19 pandemic on our financial performance and our liquidity.
In light of store closures and reduced traffic in stores, we have taken certain actions with respect to certain of our existing leases, including engaging with landlords to discuss rent deferrals as well as other rent concessions. We suspended rental payments and/or paid reduced rental amounts with respect to certain of our retail stores that were closed or experiencing drastically reduced customer traffic as a result of the COVID-19 pandemic. We also have successfully negotiated with several landlords, including some of our larger landlords and received rent abatement benefits as well as new lease terms for some of our affected leases. In some instances, where negotiations with landlords proved unsuccessful, we were engaged in litigation related to rent obligations both during the COVID-19 pandemic and through the term of the lease.
Three Months Ended April 30, 2022 and May 1, 2021
Operating Activities
Net cash provided by operating activities was $54.6 million for the three months ended April 30, 2022, compared to $53.6 million for the three months ended May 1, 2021, or a deterioration of $0.9 million. This deterioration was driven primarily by unfavorable changes in working capital partially offset by higher cash flows generated from net earnings. The unfavorable changes in working capital were due primarily to higher inventory levels as we placed orders earlier in order to mitigate some of the supply chain disruptions.
Investing Activities
Net cash used in investing activities was $29.2 million for the three months ended April 30, 2022 compared to $7.8 million for the three months ended May 1, 2021. Net cash used in investing activities for the three months ended April 30, 2022 related primarily to investments in existing store remodeling programs and retail expansion and, to a lesser extent, technology and other infrastructure.
The increase in cash used in investing activities was driven primarily by higher retail remodel and expansion costs and higher investments in technology and other infrastructure during the three months ended April 30, 2022 compared to the same prior-year period. During the three months ended April 30, 2022, we opened 20 directly-operated stores compared to 11 directly-operated stores that were opened in the same prior-year period.
Financing Activities
Net cash used in financing activities was $176.8 million for the three months ended April 30, 2022 compared to $9.7 million for the three months ended May 1, 2021. Net cash used in financing activities for the three months ended April 30, 2022 related primarily to our entrance into the 2022 ASR Contract to repurchase an aggregate of $175.0 million of the our common stock.
Effect of Exchange Rates on Cash, Cash Equivalents and Restricted Cash
During the three months ended April 30, 2022, the change in foreign currency translation rates decreased our reported cash, cash equivalents and restricted cash balance by $7.1 million compared to a decrease of $2.8 million during the three months ended May 1, 2021. Refer to “Foreign Currency Volatility” for further information on fluctuations in exchange rates.
Working Capital
As of April 30, 2022, we had net working capital (including cash and cash equivalents) of $264.9 million compared to $466.2 million at January 29, 2022 and $497.5 million at May 1, 2021.
Our primary working capital needs are for the current portion of lease liabilities, accounts receivable and inventory. The accounts receivable balance consists of trade receivables relating primarily to our wholesale business in Europe and, to a lesser extent, to our wholesale businesses in the Americas and Asia, royalty receivables relating to our licensing operations, credit card and retail concession receivables related to our retail businesses and certain other receivables. Accounts receivable decreased by $10.9 million, or 3.5%, to $295.4 million as of April 30, 2022, from $306.3 million at May 1, 2021. On a constant currency basis, accounts receivable increased by $23.8 million, or 7.8%, when compared to May 1, 2021. As of April 30, 2022, approximately 45% of our total net trade receivables and 61% of our European net trade receivables were subject to credit insurance coverage, certain bank guarantees or letters of credit for collection purposes. Our credit insurance coverage contains certain terms and conditions specifying deductibles and annual claim limits. Inventory increased by $79.1 million, or 19.5%, to $483.9 million as of April 30, 2022, from $404.9 million at May 1, 2021. On a constant currency basis, inventory increased by $124.1 million, or 30.7%, when compared to May 1, 2021, driven primarily by management initiatives to mitigate supply chain disruptions, including accelerating product orders.
Capital Expenditures
Gross capital expenditures totaled $28.7 million for the three months ended April 30, 2022. This compares to gross capital expenditures of $9.1 million, before deducting lease incentives of $1.1 million, for the three months ended May 1, 2021.
We will periodically evaluate strategic acquisitions and alliances and pursue those we believe will support and contribute to our overall growth initiatives.
Dividends
On May 25, 2022, we announced a regular quarterly cash dividend of $0.225 per share on our common stock. The cash dividend will be paid on June 24, 2022 to shareholders of record as of the close of business on June 8, 2022. In accordance with the terms of the indenture governing the Notes, we will adjust the conversion rate (which is expected to increase) and the conversion price (which is expected to decrease) of the Notes effective as of June 7, 2022.

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
Share Repurchases
During fiscal 2022, the Board of Directors terminated its previous 2012 $500 million share repurchase program and authorized a new $200 million share repurchase program. On March 14, 2022, the Board of Directors expanded its repurchase authorization by $100.0 million. Repurchases may be made on the open market or in privately negotiated transactions, pursuant to Rule 10b5-1 trading plans or other available means. There is no minimum or maximum number of shares to be repurchased under the program and the program may be discontinued at any time, without prior notice.
On March 18, 2022, pursuant to existing share repurchase authorizations, we entered into the 2022 ASR Contract with the 2022 ASR Counterparty to repurchase an aggregate of $175.0 million of our common stock. Under the 2022 ASR Contract, we made an initial payment of $175.0 million to the 2022 ASR Counterparty and received an initial delivery of approximately 3.3 million shares of common stock on March 21, 2022, representing approximately 40% ($70.0 million) of the total shares expected to be repurchased under the 2022 ASR Contract. The remaining balance of $105.0 million was classified as an equity forward contract and recorded in additional paid-in capital within shareholders’ equity as of March 21, 2022.
The exact number of shares we will repurchase under the 2022 ASR Contract will be based generally upon the average daily volume weighted average price of the common stock during the repurchase period, less a discount. At settlement, under certain circumstances, the 2022 ASR Counterparty may be required to deliver additional shares of common stock to us, or under certain circumstances, we may be required either to deliver shares of common stock or to make a cash payment to the 2022 ASR Counterparty. Final settlement of the transactions under the 2022 ASR Contract is expected to be completed by the end of July 2022. The terms of the 2022 ASR Contract are subject to adjustment, including, but not limited to, adjustments arising if we were to enter into or announce certain types of transactions or to take certain corporate actions. The 2022 ASR Contract contains the principal terms and provisions governing the accelerated share repurchases, including, but not limited to, the mechanism used to determine the number of shares that will be delivered, the required timing of delivery of the shares, the circumstances under which the 2022 ASR Counterparty is permitted to make adjustments to valuation and calculation periods and various acknowledgments, representations and warranties made by us and the 2022 ASR Counterparty to one another.
During the three months ended April 30, 2022, we repurchased 3,789,576 shares under our share repurchase program at an aggregate cost of $81.7 million, which is inclusive of the shares repurchased under the 2022 ASR Contract. As of April 30, 2022, we had remaining authority under the share repurchase program to purchase $62.3 million of our common stock. There were no shares repurchased during the three months ended May 1, 2021.
Borrowings and Finance Lease Obligations and Convertible Senior Notes
Refer to “Part I, Item 1. Financial Statements – Note 9 – Borrowings and Finance Lease Obligations,” “Part I, Item 1. Financial Statements – Note 10 – Convertible Senior Notes and Related Transactions” and “Part I, Item 1. Financial Statements – Note 17 – Subsequent Events” in this Form 10-Q for disclosures about our borrowings and finance lease obligations and convertible senior notes.
Supplemental Executive Retirement Plan
As a non-qualified pension plan, no dedicated funding of our SERP is required; however, we have made periodic payments into insurance policies held in a rabbi trust to fund the expected obligations arising under the non-qualified SERP.

The cash surrender values of the insurance policies were $67.1 million and $70.9 million as of April 30, 2022 and January 29, 2022, respectively, and were included in other assets in our condensed consolidated balance sheets. As a result of changes in the value of the insurance policy investments, we recorded unrealized losses of $3.3 million and minimal unrealized losses in other expense during the three months ended April 30, 2022 and May 1, 2021, respectively. The projected benefit obligation was $49.3 million and $49.4 million as of April 30, 2022 and January 29, 2022, respectively, and was included in accrued expenses and other long-term liabilities in our condensed consolidated balance sheets depending on the expected timing of payments. SERP benefit payments of $0.5 million were made during each of the three months ended April 30, 2022 and May 1, 2021.
Material Cash Requirements
As of April 30, 2022, there were no material changes to our material cash requirements from known contractual and other obligations, including commitments for capital expenditures, outside the ordinary course of business compared to the disclosures included under “Liquidity and Capital Resources - Material Cash Requirements” in Item Part II, Item 7 in our Form 10-K for the fiscal year ended January 29, 2022. Refer to “Part I, Item 1. Financial Statements – Note 9 – Borrowings and Finance Lease Obligations” and “Part I, Item 1. Financial Statements – Note 10 – Convertible Senior Notes and Related Transactions” for further information on these arrangements.
Application of Critical Accounting Policies and Estimates
Our critical accounting policies reflecting our estimates and judgments are described in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the fiscal year ended January 29, 2022 filed with the SEC on March 24, 2022. There have been no significant changes to our critical accounting policies other than the January 30, 2022 adoption of ASU 2020-06 which impacted the accounting and financial statement presentation of our Notes and our calculation of diluted earnings per common share. Refer to “Part I, Item 1. Financial Statements – Note 3 - Earnings per Share” and “Part I, Item 1. Financial Statements – Note 10 -Convertible Senior Notes and Related Transactions” for further information.
Recently Issued Accounting Guidance
Refer to “Part I, Item 1. Financial Statements – Note 1 – Basis of Presentation” for disclosures about recently issued accounting guidance.
ITEM 3.Quantitative and Qualitative Disclosures About Market Risk.
Exchange Rate Risk
More than two-thirds of product sales recorded for the three months ended April 30, 2022 were denominated in currencies other than the U.S. dollar. Our primary exchange rate risk relates to operations in Europe, Canada, South Korea, China, Hong Kong and Mexico. Changes in currencies affect our earnings in various ways. For further discussion on currency-related risk, please refer to our risk factors under “Part I, Item 1A. Risk Factors” contained in our most recent Annual Report on Form 10-K for the fiscal year ended January 29, 2022.
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
During the three months ended April 30, 2022, the total foreign currency translation adjustment decreased stockholders’ equity by $17.9 million, driven primarily by the strengthening of the U.S. dollar against the euro.
Foreign Currency Transaction Gains and Losses
Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency, including gains and losses on foreign exchange currency contracts (see below), are included in the condensed consolidated statements of income (loss). Net foreign currency transaction losses of $10.6 million and $4.1 million were included in the determination of net earnings for the three months ended April 30, 2022 and May 1, 2021, respectively.
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
Foreign Exchange Currency Contracts Designated as Cash Flow Hedges
During the three months ended April 30, 2022, we purchased U.S. dollar forward contracts in Europe totaling US$40.0 million that were designated as cash flow hedges. As of April 30, 2022, we had forward contracts outstanding for our European operations of US$149.0 million to hedge forecasted merchandise purchases, which are expected to mature over the next 15 months. Our foreign exchange currency contracts are recorded in our condensed consolidated balance sheet at fair value based on quoted market rates. Changes in the fair value of the U.S. dollar forward contracts, designated as cash flow hedges for forecasted merchandise purchases, are recorded as a component of accumulated other comprehensive income (loss) within stockholders’ equity and are recognized in cost of product sales in the period that approximates the time the hedged merchandise inventory is sold.
As of April 30, 2022, accumulated other comprehensive income (loss) related to foreign exchange currency contracts included a $12.8 million net unrealized gain, net of tax, of which $8.6 million will be recognized in cost of product sales over the following 12 months, at the then current values on a pre-tax basis, which can be different than the current quarter-end values.
As of April 30, 2022, the net unrealized gain of the remaining open forward contracts recorded in our condensed consolidated balance sheet was approximately $11.9 million.
At January 29, 2022, we had forward contracts outstanding for our European operations of US$146.0 million that were designated as cash flow hedges. At January 29, 2022, the net unrealized gain of these open forward contracts recorded in our condensed consolidated balance sheet was approximately $6.0 million.
Foreign Exchange Currency Contracts Not Designated as Hedging Instruments
We also have foreign exchange currency contracts that are not designated as hedging instruments for accounting purposes. Changes in fair value of foreign exchange currency contracts not designated as hedging instruments are reported in net earnings (loss) as part of other income (expense). For the three months ended April 30, 2022, we recorded a net gain of $1.6 million for our euro dollar foreign exchange currency contracts not designated as hedges, which has been included in other income (expense). As of April 30, 2022, we had euro foreign exchange currency contracts to purchase US$23.0 million expected to mature over the next two months. As of April 30, 2022, the net unrealized gain of these open forward contracts recorded in our condensed consolidated balance sheet was approximately $2.4 million.
At January 29, 2022, we had euro foreign exchange currency contracts to purchase US$19.0 million. At January 29, 2022, the net unrealized gain of these open forward contracts recorded in our condensed consolidated balance sheet was approximately $1.1 million.
Sensitivity Analysis
As of April 30, 2022, a sensitivity analysis of changes in foreign currencies when measured against the U.S. dollar indicates that, if the U.S. dollar had uniformly weakened by 10% against all of the U.S. dollar denominated foreign exchange derivatives totaling US$172.0 million, the fair value of the instruments would have decreased by $19.1 million. Conversely, if the U.S. dollar uniformly strengthened by 10% against all of the U.S. dollar denominated foreign exchange derivatives, the fair value of these instruments would have increased by $15.6 million. Any resulting changes in the fair value of the hedged instruments may be partially offset by changes in the fair value of certain balance sheet positions (primarily U.S. dollar denominated liabilities in our foreign operations) impacted by the change in the foreign currency rate. The ability to reduce the exposure of currencies on earnings depends on the magnitude of the derivatives compared to the balance sheet positions during each reporting cycle.
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
In April 2019, we issued $300 million principal amount of the Notes in a private offering. The fair value of the Notes is subject to interest rate risk, market risk and other factors due to a conversion feature. The fair value of the Notes will generally increase as our common stock price increases and will generally decrease as our common stock price declines. The interest and market value changes affect the fair value of the Notes but do not impact our financial position, cash flows or results of operations due to the fixed nature of the debt obligation. Additionally, we carry the Notes at face value, less any unamortized discount of debt issuance costs on our balance sheet and we present the fair value for disclosure purposes only.

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
As of April 30, 2022, accumulated other comprehensive income (loss) related to the interest rate swap agreement included a net unrealized gain of $0.6 million net of tax, which will be recognized in interest expense over the following 12 months, at the then current values on a pre-tax basis, which can be different than the current quarter-end values. As of April 30, 2022, the net unrealized gain of the interest rate swap recorded in our condensed consolidated balance sheet was approximately $0.8 million. As of January 29, 2022, the net unrealized loss of the interest rate swap recorded in our condensed consolidated balance sheet was approximately $0.1 million.
Sensitivity Analysis
As of April 30, 2022, we had indebtedness related to term loans of $43.8 million, finance lease obligations of $21.8 million and the Mortgage Debt of $17.7 million. The term loans provide for annual interest rates ranging between 1.3% to 2.2%. The finance lease obligations are based on fixed interest rates derived from the respective agreements. The Mortgage Debt is covered by a separate interest rate swap agreement with a swap fixed interest rate of approximately 3.06% that matures in January 2026. The interest rate swap agreement is designated as a cash flow hedge and converts the nature of our Mortgage Debt from LIBOR floating-rate debt to fixed-rate debt.
The fair values of our debt instruments are based on the amount of future cash flows associated with each instrument discounted using our incremental borrowing rate. As of April 30, 2022 and January 29, 2022, the carrying value was not materially different from fair value, as the interest rates on our debt approximated rates currently available to us. The fair value of our Notes is determined based on inputs that are observable in the market and have been classified as Level 2 in the fair value hierarchy.
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
There was no change in our internal control over financial reporting during the first quarter of fiscal 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1.Legal Proceedings.
Refer to “Part I, Item 1. Financial Statements – Note 13 – Commitments and Contingencies” in this Form 10-Q for disclosures about our legal and other proceedings.
ITEM 1A. Risk Factors.
Other than the risk factor noted below, there have not been any material changes in the Risk Factors as previously disclosed in our Annual Report on Form 10-K for the year ended January 29, 2022 filed with the SEC on March 24, 2022.
Our business may also be affected by existing or future sanctions and export controls targeting Russia and other responses to Russia's invasion of Ukraine.
As a result of Russia's invasion of Ukraine, the United States, the United Kingdom and the European Union governments, among others, have developed coordinated sanctions and export-control measures. Based on the public statements to date, these measures include: (i) comprehensive financial sanctions against major Russian banks; (ii) additional designations of Russian individuals with significant business interests and government connections; (iii) designations of individuals and entities involved in Russian military activities; and (iv) enhanced export controls and trade sanctions targeting Russia's import of various goods. We are currently operating in Russia through our wholesale and retail channels, including through our 70%-owned Russian joint venture. While we have no direct presence in Ukraine, we operate with a local distributor in Ukraine. Slightly less than 3% of our revenues for fiscal 2022 were generated from sales in these regions. The imposition of the current or possible future enhanced export controls and economic sanctions on transactions with Russia and Russian entities could limit or prevent us from (i) operating all or a portion of our business in Russia, (ii) performing under existing contracts involving our Russia business (including with respect to our Russian joint venture and the potential purchase by us of the remaining 30% interest held by our joint venture partner) or (iii) pursuing new business opportunities or maintaining adequate insurance coverage to protect our products and facilities in Russia. Additionally, the conflict in Ukraine could disrupt the operations of our distributor in that region and surrounding regions. Any of the foregoing could adversely affect our business, supply chain, partners or customers. In addition, the conflict between Russia and Ukraine could lead to disruption, instability and volatility in global markets and industries that could negatively impact our operations. The scope of the impact of sanctions, export controls and the ongoing conflict in Ukraine is impossible to predict at this time, and could have an adverse impact on our business.

ITEM 2.Unregistered Sales of Equity Securities and Use of Proceeds.
Items (a) and (b) are not applicable.
Item (c). Issuer Purchases of Equity Securities
Our share repurchases during each fiscal month of the first quarter of fiscal 2023 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
January 30, 2022 to February 26, 2022
Repurchase program[1]	—	—	—	$149,004,273
Employee transactions[2]	—	—	—
February 27, 2022 to April 2, 2022
Repurchase program[1]	3,531,646	$21.49	3,531,646	$68,096,855
Employee transactions[2]	512	$23.32	—
April 3, 2022 to April 30, 2022
Repurchase program[1]	257,930	$22.60	257,930	$62,267,634
Employee transactions[2]	—	—	—
Total
Repurchase program[1]	3,789,576	$21.57	3,789,576
Employee transactions[2]	512	$23.32	—
______________________________________________________________________
Notes:
1    During fiscal 2022, the Board of Directors terminated our previous 2012 $500 million share repurchase program (which had $47.8 million capacity remaining) and authorized a new $200 million share repurchase program. On March 14, 2022, the Board of Directors expanded the repurchase authorization by $100 million, leaving an available capacity of $249.0 million at that time.
On March 18, 2022, pursuant to existing stock repurchase authorizations, we entered into an accelerated share repurchase agreement (the “2022 ASR Contract”) with a financial institution (the ”2022 ASR Counterparty”) to repurchase an aggregate of $175.0 million of our common stock. Under the terms of the 2022 ASR Contract, we made a payment of $175.0 million and received an initial delivery of 3.3 million shares on March 21, 2022, representing approximately 40% ($70 million) of the total shares expected to be repurchased under the 2022 ASR Contract. The total number of shares to be repurchased will be based on the average of our daily volume-weighted average stock price, less a discount, during the repurchase period, which is expected to be completed by the end of July 2022. The number of shares purchased and average purchase price paid per share does not include the $105.0 million equity forward contract expected to settle by the end of July 2022. The maximum dollar value of shares that may yet be purchased under the program does reflect the full $175.0 million payment of the equity forward contract. Refer to “Part I, Item 1. Financial Statements – Note 4 – Stockholders' Equity” for further information.
Repurchases may be made on the open market or in privately negotiated transactions, pursuant to Rule 10b5-1 trading plans or other available means. There is no minimum or maximum number of shares to be repurchased under the program and the program may be discontinued at any time, without prior notice.
2    Consists of shares surrendered to, or withheld by, us in satisfaction of employee tax withholding obligations that occur upon vesting of restricted stock awards granted under our 2004 Equity Incentive Plan, as amended.

ITEM 5.Other Information.
On April 22, 2022, the Company’s stockholders approved an amendment and restatement of the Guess?, Inc. 2004 Equity Incentive Plan (the “2004 Plan”). The amendment and restatement of the 2004 Plan (a) increased the aggregate number of shares of the Company’s common stock available for award grants under the 2004 Plan by 680,000 shares (from 29,100,000 shares to 29,780,000 shares), (b) changed the ratio at which a “Full-Value Award” (any award granted under the 2004 Plan other than a stock option or stock appreciation right) counts against the total share limit under the 2004 Plan from 3.54 shares for every one share actually issued in connection with such award to 1.6 shares for every one share actually issued in connection with such award, (c) extended the Company’s ability to grant new awards under the 2004 Plan through March 26, 2032, and (d) made members of the Company’s Board of Directors who are not employees of the Company or any of its subsidiaries eligible to receive award grants under the 2004 Plan. The foregoing summary of the amendment of the 2004 Plan is qualified in its entirety by reference to the text of the amended and restated 2004 Plan, which is filed as Exhibit 10.1 hereto and incorporated herein by reference.

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

3.3.	Fourth Amended and Restated Bylaws of the Registrant (incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on June 30, 2021).
*†10.1.	2004 Equity Incentive Plan (amended and restated as of March 26, 2022)
*†10.2.	2002 Employee Stock Purchase Plan (amended and restated as of March 26, 2022)
10.3.
Revolving Credit Facility Agreement dated as of May 5, 2022, among Guess Europe Sagl, as borrower, Guess? Europe B.V., as guarantor, UBS Switzerland AG (“UBS”) and Credit Suisse (Switzerland) Ltd (“Credit Suisse”), as lead arrangers and joint bookrunners, UBS, as agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 9, 2022).

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

Guess?, Inc.

Date:	June 2, 2022	By:	/s/ CARLOS ALBERINI
Carlos Alberini
Chief Executive Officer

Date:	June 2, 2022	By:	/s/ DENNIS SECOR
Dennis Secor
Interim Chief Financial Officer
(Principal Financial Officer)