Form 10-Q
period 2022-07-30
GUESS INC
filed 2022-09-02
CIK 912463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended July 30, 2022
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
As of August 26, 2022, the registrant had 54,437,964 shares of Common Stock, $0.01 par value per share, outstanding.

GUESS?, INC.
FORM 10-Q
i

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements.

GUESS?, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	Jul 30, 2022	Jan 29, 2022
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$174,372	$415,565
Accounts receivable, net	301,659	328,856
Inventories	535,530	462,295
Other current assets	87,434	77,378
Total current assets	1,098,995	1,284,094
Property and equipment, net	230,376	228,765
Goodwill	32,971	34,885
Deferred income tax assets	156,901	165,120
Operating lease right-of-use assets	651,925	685,799
Other assets	145,503	156,965
	$2,316,671	$2,555,628
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of borrowings and finance lease obligations	$37,996	$43,379
Accounts payable	340,943	325,797
Accrued expenses and other current liabilities	211,247	253,182
Current portion of operating lease liabilities	170,133	195,516
Total current liabilities	760,319	817,874
Convertible senior notes, net	298,521	270,595
Long-term debt and finance lease obligations	99,287	60,970
Long-term operating lease liabilities	552,190	582,757
Other long-term liabilities	153,904	160,289
Total liabilities	1,864,221	1,892,485
Redeemable noncontrolling interests	10,277	9,500

Commitments and contingencies (Note 13)

Stockholders’ equity:
Preferred stock, $.01 par value. Authorized 10,000,000 shares; no shares issued and outstanding	—	—
Common stock, $.01 par value. Authorized 150,000,000 shares; issued 142,771,946 shares; outstanding 54,437,964 and 62,697,032 shares as of July 30, 2022 and January 29, 2022, respectively	544	627
Paid-in capital	525,776	565,024
Retained earnings	1,184,896	1,158,664
Accumulated other comprehensive loss	(156,524)	(135,549)
Treasury stock, 88,333,982 and 80,074,914 shares as of July 30, 2022 and January 29, 2022, respectively	(1,143,849)	(966,108)
Guess?, Inc. stockholders’ equity	410,843	622,658
Nonredeemable noncontrolling interests	31,330	30,985
Total stockholders’ equity	442,173	653,643
	$2,316,671	$2,555,628

See accompanying notes to condensed consolidated financial statements.

GUESS?, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	Jul 30, 2022	Jul 31, 2021	Jul 30, 2022	Jul 31, 2021
Product sales	$617,922	$606,691	$1,184,995	$1,105,168
Net royalties	24,768	21,933	51,168	43,458
Net revenue	642,690	628,624	1,236,163	1,148,626
Cost of product sales	372,189	334,538	718,513	642,982
Gross profit	270,501	294,086	517,650	505,644
Selling, general and administrative expenses	216,043	205,617	425,874	392,301
Asset impairment charges	1,919	1,501	3,463	1,942
Net gains on lease modifications	(907)	(420)	(1,508)	(2,565)
Earnings from operations	53,446	87,388	89,821	113,966
Other income (expense):
Interest expense	(3,195)	(6,009)	(6,288)	(11,935)
Interest income	419	461	993	835
Other, net	(9,053)	(1,001)	(25,505)	(3,702)
Total other expense	(11,829)	(6,549)	(30,800)	(14,802)

Earnings before income tax expense	41,617	80,839	59,021	99,164
Income tax expense	14,177	17,692	21,127	23,147
Net earnings	27,440	63,147	37,894	76,017
Net earnings attributable to noncontrolling interests	3,478	2,085	5,962	2,949
Net earnings attributable to Guess?, Inc.	$23,962	$61,062	$31,932	$73,068

Net earnings per common share attributable to common stockholders:
Basic	$0.42	$0.94	$0.54	$1.13
Diluted	$0.35	$0.91	$0.46	$1.10

Weighted average common shares outstanding attributable to common stockholders:
Basic	56,954	64,336	59,003	64,185
Diluted	70,299	66,074	72,443	65,933

See accompanying notes to condensed consolidated financial statements.

GUESS?, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended		Six Months Ended
	Jul 30, 2022	Jul 31, 2021	Jul 30, 2022	Jul 31, 2021
Net earnings	$27,440	$63,147	$37,894	$76,017
Other comprehensive income (loss) (“OCI”):
Foreign currency translation adjustment
Losses arising during the period	(10,885)	(5,251)	(28,801)	(7,467)
Derivative financial instruments designated as cash flow hedges
Gains arising during the period	2,082	1,633	10,685	3,414
Less income tax effect	(203)	(162)	(1,243)	(390)
Reclassification to net earnings for (gains) losses realized	(1,163)	1,024	(2,776)	1,422
Less income tax effect	124	(234)	294	(172)
Defined benefit plans
Foreign currency and other adjustments	(90)	(44)	78	85
Less income tax effect	9	5	(7)	(8)
Net actuarial loss amortization	12	106	42	211
Prior service credit amortization	(22)	(17)	(45)	(34)
Less income tax effect	1	(12)	(2)	(23)
Total comprehensive income	17,305	60,195	16,119	73,055
Less comprehensive income attributable to noncontrolling interests:
Net earnings	3,478	2,085	5,962	2,949
Foreign currency translation adjustment	(324)	74	(800)	291
Amounts attributable to noncontrolling interests	3,154	2,159	5,162	3,240
Comprehensive income attributable to Guess?, Inc.	$14,151	$58,036	$10,957	$69,815

See accompanying notes to condensed consolidated financial statements.

GUESS?, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended
	Jul 30, 2022	Jul 31, 2021
Cash flows from operating activities:
Net earnings	$37,894	$76,017
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	30,533	27,918
Amortization of debt discount	—	5,562
Amortization of debt issuance costs	731	681
Share-based compensation expense	10,679	8,862
Forward contract (gains) losses	2,123	(421)
Net loss from impairment and disposition of long-term assets	4,013	3,152
Other items, net	21,362	8,357
Changes in operating assets and liabilities:
Accounts receivable	4,623	3,947
Inventories	(102,163)	(39,230)
Prepaid expenses and other assets	(5,049)	(24,902)
Operating lease assets and liabilities, net	(19,151)	(10,323)
Accounts payable and accrued expenses and other current liabilities	13,050	(16,494)
Other long-term liabilities	2,857	(150)
Net cash provided by operating activities	1,502	42,976
Cash flows from investing activities:
Purchases of property and equipment	(51,221)	(21,601)
Proceeds from sale of business and long-term assets	192	1,648
Net cash settlement of forward contract	—	(755)
Other investing activities	(207)	(98)
Net cash used in investing activities	(51,236)	(20,806)
Cash flows from financing activities:
Proceeds from borrowings	104,855	10,730
Repayments on borrowings and finance lease obligations	(68,113)	(21,638)
Debt issuance costs	(1,361)	—
Dividends paid	(27,092)	(14,818)
Noncontrolling interest capital distribution	(4,817)	(3,452)
Issuance of common stock, net of income tax withholdings on vesting of stock awards	2,126	2,539
Purchase of treasury stock	(186,747)	—
Net cash used in financing activities	(181,149)	(26,639)
Effect of exchange rates on cash, cash equivalents and restricted cash	(10,310)	(5,732)
Net change in cash, cash equivalents and restricted cash	(241,193)	(10,201)
Cash, cash equivalents and restricted cash at the beginning of the year	415,565	469,345
Cash, cash equivalents and restricted cash at the end of the period	$174,372	$459,144

Supplemental cash flow data:
Interest paid	$5,170	$5,051
Income taxes paid, net of refunds	$15,595	$21,382

Non-cash investing and financing activity:
Change in accrual of property and equipment	$(3,848)	$374
Assets acquired under finance lease obligations	$3,323	$5,751

See accompanying notes to condensed consolidated financial statements.

GUESS?, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)
(unaudited)

	For the three and six months ended July 30, 2022
	Guess?, Inc. Stockholders’ Equity
	Common Stock					Treasury Stock
	Shares	Amount	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Shares	Amount	Nonredeemable Noncontrolling Interests	Total
Balance at January 29, 2022	62,697,032	$627	$565,024	$1,158,664	$(135,549)	80,074,914	$(966,108)	$30,985	$653,643
Cumulative adjustment from adoption of new accounting guidance	—	—	(43,078)	21,355	—	—	—	—	(21,723)
Net earnings	—	—	—	7,970	—	—	—	2,484	10,454
Other comprehensive loss, net of income tax of ($889)	—	—	—	—	(11,164)	—	—	(476)	(11,640)
Issuance of common stock under stock compensation plans	411,785	4	(3,608)	—	—	(411,785)	5,074	—	1,470
Issuance of stock under Employee Stock Purchase Plan	10,976	—	69	—	—	(10,976)	137	—	206
Share-based compensation	—	—	4,003	49	—	—	—	—	4,052
Dividends, net of forfeitures on non-participating securities	—	—	—	(13,659)	—	—	—	—	(13,659)
Share repurchases	(3,789,576)	(38)	38	—	—	3,789,576	(81,747)	—	(81,747)
Noncontrolling interest capital distribution	—	—	—	—	—	—	—	(4,817)	(4,817)
Equity forward contract issuance	—	—	(105,000)	—	—	—	—	—	(105,000)
Balance at April 30, 2022	59,330,217	$593	$417,448	$1,174,379	$(146,713)	83,441,729	$(1,042,644)	$28,176	$431,239
Cumulative adjustment from adoption of new accounting guidance	—	—	—	433	—	—	—	—	433
Net earnings	—	—	—	23,962	—	—	—	3,478	27,440
Other comprehensive loss, net of income tax of ($69)	—	—	—	—	(9,811)	—	—	(324)	(10,135)
Issuance of common stock under stock compensation plans	290,393	3	(3,392)	—	—	(290,393)	3,628	—	239
Issuance of stock under Employee Stock Purchase Plan	13,381	—	44	—	—	(13,381)	167	—	211
Share-based compensation	—	—	6,624	3	—	—	—	—	6,627
Dividends, net of forfeitures on non-participating securities	—	—	—	(13,881)	—	—	—	—	(13,881)
Share repurchases	(5,196,027)	(52)	52	—	—	5,196,027	(105,000)	—	(105,000)
Equity forward contract settlement	—	—	105,000	—	—	—	—	—	105,000
Balance at July 30, 2022	54,437,964	$544	$525,776	$1,184,896	$(156,524)	88,333,982	$(1,143,849)	$31,330	$442,173

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
July 30, 2022
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
Interim Financial Statements
In the opinion of management, the accompanying unaudited condensed consolidated financial statements of the Company contain all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the condensed consolidated balance sheets as of July 30, 2022 and January 29, 2022, and the condensed consolidated statements of income, comprehensive income, cash flows and stockholders’ equity for the three and six months ended July 30, 2022 and July 31, 2021. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) for interim financial information and the instructions to Rule 10-01 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). Accordingly, they have been condensed and do not include all of the information and footnotes required by GAAP for complete financial statements. The results of operations and cash flows for the three and six months ended July 30, 2022 are not necessarily indicative of the results of operations to be expected for the full fiscal year.
These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended January 29, 2022.
Fiscal Periods
The three and six months ended July 30, 2022 had the same number of days as the three and six months ended July 31, 2021. All references herein to “fiscal 2022” and “fiscal 2021” represent the results of the 52-week fiscal year ended January 29, 2022 and January 30, 2021, respectively. All references herein to “fiscal 2023” represent the 52-week fiscal year ending January 28, 2023.
COVID-19 Business Update
The COVID-19 pandemic is continuing to negatively impact certain regions of the Company’s business, especially in Asia where the Company’s operations for the quarter ended July 30, 2022 were impacted by capacity restrictions and temporary store closures. Overall, this resulted in the closure of a limited number of its directly operated stores as of July 30, 2022, mostly in Asia, the impact of which was minimal to the Company’s three and six months ended July 30, 2022 results.
The COVID-19 pandemic has also contributed to disruptions in the overall global supply chain, contributing to industry-wide higher product and freight costs. The Company has been working actively to mitigate these headwinds to the extent possible through a number of global supply chain initiatives.
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
Use of Estimates
The preparation of the financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the amounts reported in the financial statements and disclosed in the accompanying notes. Significant areas requiring the use of management estimates relate to the allowances for doubtful accounts, sales return and markdown allowances, gift card and loyalty accruals, valuation of inventories, share-based compensation, income taxes, recoverability of deferred income taxes, unrecognized income tax benefits, the useful life of assets for depreciation and amortization, evaluation of asset impairment (including goodwill and long-lived assets, such as property and equipment and operating lease right-of-use (“ROU”) assets), pension obligations, workers’ compensation and medical self-insurance expense and accruals, litigation reserves and restructuring expense and accruals. These estimates and assumptions may change as a result of the impact of global economic conditions, such as the uncertainty regarding the COVID-19 pandemic, the Russia-Ukraine conflict, and global inflationary pressures. Actual results could differ from those estimates. Revisions in estimates could materially impact the results of operations and financial position.
As discussed, the COVID-19 pandemic has negatively impacted the Company’s business. The Company’s operations could continue to be impacted in ways the Company is not able to predict today due to the evolving situation. While the Company believes it has made reasonable accounting estimates based on the facts and circumstances available as of the reporting date, to the extent there are differences between these estimates and actual results, the Company’s results of operations and financial position could be materially impacted.
Revenue Recognition
The Company recognizes the majority of its revenue from its direct-to-consumer (brick-and-mortar retail stores and concessions as well as e-commerce) and wholesale distribution channels at a point in time when it satisfies a performance obligation and transfers control of the product to the respective customer.
The Company also recognizes royalty revenue from its trademark license agreements. The Company’s trademark license agreements represent symbolic licenses that are dependent on the Company’s continued support over the term of the license agreement. The amount of revenue that is recognized from the licensing arrangements is based on sales-based royalty and advertising fund contributions as well as specific fixed payments, where applicable. The Company’s trademark license agreements customarily provide for a multi-year initial term ranging from three to ten years and may contain options to renew prior to expiration for an additional multi-year period. The unrecognized portion of upfront payments is included in deferred royalties in accrued expenses and other long-term liabilities depending on the short or long-term nature of the payments to be recognized. As of July 30, 2022, the Company had $5.0 million and $12.4 million of deferred royalties related to these upfront payments included in accrued expenses and other current liabilities and other long-term liabilities, respectively. This compares to $5.1 million and $14.3 million of deferred royalties related to these upfront payments included in accrued expenses and other current liabilities and other long-term liabilities, respectively, at January 29, 2022. During the three and six months ended July 30, 2022, the Company recognized $3.3 million and $6.7 million in net royalties related to the amortization of deferred royalties, respectively. During the three and six months ended July 31, 2021, the Company recognized $3.6 million and $7.1 million in net royalties related to the amortization of deferred royalties, respectively.
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
As of July 30, 2022, approximately 52% of the Company’s total net trade accounts receivable and 63% of its European net trade receivables were subject to credit insurance coverage, certain bank guarantees or letters of credit for collection purposes. The Company’s credit insurance coverage contains certain terms and conditions specifying deductibles and annual claim limits. Management evaluates the creditworthiness of the counterparties to the credit insurance, bank guarantees, and letters of credit and records a provision for the risk of loss on these instruments based on these evaluations as considered necessary.
The Company’s credit losses for the periods presented were not significant compared to sales and did not significantly exceed management’s estimates. Refer to Note 5 for further information on the Company’s allowance for doubtful accounts.
Recently Adopted Accounting Guidance
Convertible Instruments and Contracts in an Entity’s Own Equity
The Company adopted guidance to simplify the accounting for convertible instruments and contracts in an entity’s own equity and the diluted earnings per share computations for these instruments on January 30, 2022, using the modified retrospective transition method. The cumulative effect of the accounting change increased the carrying amount of the 2.00% convertible senior notes due 2024 (the “Notes”) by $27.5 million, reduced deferred income tax liabilities by $6.2 million, reduced additional paid-in capital by $43.1 million and increased retained earnings by $21.8 million, with no restatement of prior periods. Refer to Note 3 for the impact on the earnings per share calculation and Note 10 for the impact on the Notes.
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
(2)    Lease Accounting
The Company primarily leases its showrooms, advertising, licensing, sales and merchandising offices, remote distribution and warehousing facilities and retail and factory outlet store locations under operating lease agreements expiring on various dates through January 2039. The Company also leases some of its equipment, as well as computer hardware and software, under operating and finance lease agreements expiring on various dates through July 2027.
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
In addition to the amounts as disclosed below, the Company has estimated additional operating lease commitments of approximately $22.5 million for leases where the Company has not yet taken possession of the underlying asset as of July 30, 2022. As such, the related operating lease ROU assets and operating lease liabilities have not been recognized in the Company’s condensed consolidated balance sheet as of July 30, 2022.
The components of leases are (in thousands):

		Jul 30, 2022	Jan 29, 2022
Assets	Balance Sheet Location
Operating	Operating lease right-of-use assets	$651,925	$685,799
Finance	Property and equipment, net	20,692	21,898
Total lease assets		$672,617	$707,697

Liabilities	Balance Sheet Location
Current:
Operating	Current portion of operating lease liabilities	$170,133	$195,516
Finance	Current portion of borrowings and finance lease obligations	5,960	5,806
Noncurrent:
Operating	Long-term operating lease liabilities	552,190	582,757
Finance	Long-term debt and finance lease obligations	15,701	17,137
Total lease liabilities		$743,984	$801,216

The components of lease costs are (in thousands):

		Three Months Ended		Six Months Ended
	Income Statement Location	Jul 30, 2022	Jul 31, 2021	Jul 30, 2022	Jul 31, 2021
Operating lease costs	Cost of product sales	$43,716	$45,776	$88,088	$92,460
Operating lease costs	Selling, general and administrative expenses	6,281	6,189	12,582	12,546
Operating lease costs[1]	Net gains on lease modifications	(907)	(420)	(1,508)	(2,565)
Finance lease costs
Amortization of leased assets	Cost of product sales	20	17	39	28
Amortization of leased assets	Selling, general and administrative expenses	1,574	1,406	3,076	2,767
Interest on lease liabilities	Interest expense	251	263	538	629
Variable lease costs[2]	Cost of product sales	20,784	16,640	42,780	32,379
Variable lease costs[2]	Selling, general and administrative expenses	813	445	1,769	1,019
Short-term lease costs	Cost of product sales	90	126	186	231
Short-term lease costs	Selling, general and administrative expenses	1,320	1,123	2,878	2,294
Total lease costs		$73,942	$71,565	$150,428	$141,788
______________________________________________________________________
Notes:
1During the three and six months ended July 30, 2022 and July 31, 2021, net gains on lease modifications related primarily to the early termination of lease agreements for certain of the Company’s retail locations. Operating lease costs for these retail locations prior to the early termination were included in cost of product sales.
2During the three and six months ended July 30, 2022, variable lease costs included certain rent concessions of approximately $2.2 million and $3.5 million, respectively, received by the Company, primarily in Europe, related to the COVID-19 pandemic. During the three and six months ended July 31, 2021, variable lease costs included certain rent concessions of approximately $5.8 million and $11.9 million, respectively, received by the Company, primarily in Europe, related to the COVID-19 pandemic.
Maturities of the Company’s operating and finance lease liabilities as of July 30, 2022 are (in thousands):

	Operating Leases
Maturity of Lease Liabilities	Non-Related Parties	Related Parties	Finance Leases	Total
Fiscal 2023	$102,099	$3,942	$3,587	$109,628
Fiscal 2024	167,942	7,802	7,001	182,745
Fiscal 2025	122,781	7,179	5,206	135,166
Fiscal 2026	91,656	6,786	4,802	103,244
Fiscal 2027	74,442	7,488	2,357	84,287
After fiscal 2027	181,954	28,356	690	211,000
Total lease payments	740,874	61,553	23,643	826,070
Less: Interest	70,732	9,372	1,982	82,086
Present value of lease liabilities	$670,142	$52,181	$21,661	$743,984

Other supplemental information is (in thousands):

Lease Term and Discount Rate	Jul 30, 2022
Weighted-average remaining lease term
Operating leases	6.1 years
Finance leases	4.0 years
Weighted-average discount rate
Operating leases	3.6%
Finance leases	4.8%

	Six Months Ended
Supplemental Cash Flow Information	Jul 30, 2022	Jul 31, 2021
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$116,202	$115,264
New operating ROU assets obtained in exchange for lease liabilities	$91,331	$63,238
Impairment
During each of the three and six months ended July 30, 2022 and July 31, 2021 there were immaterial ROU asset impairment charges recorded primarily related to Europe. The asset impairment charges were determined based on the excess of carrying value over the fair value of the ROU assets. The Company uses estimates of market participant rents to calculate fair value of the ROU assets. Refer to Note 15 for more information on the Company’s impairment testing.
(3)Earnings per Share
On January 30, 2022, the Company adopted the authoritative guidance which simplifies the accounting for convertible instruments and contracts in an entity’s own equity using the modified retrospective method. Following adoption, diluted earnings per share related to the Notes is calculated using the if-converted method. The number of dilutive shares is based on the initial conversion rate associated with the Notes.
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

The computation of basic and diluted net earnings per common share attributable to common stockholders is (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	Jul 30, 2022	Jul 31, 2021	Jul 30, 2022	Jul 31, 2021
Net earnings attributable to Guess?, Inc.	$23,962	$61,062	$31,932	$73,068
Less net earnings attributable to nonvested restricted stockholders	264	699	264	775
Net earnings attributable to common stockholders	23,698	60,363	31,668	72,293
Add interest expense related to the Notes	988	—	1,925	—
Net earnings attributable to common stockholders used in diluted computations	$24,686	$60,363	$33,593	$72,293

Weighted average common shares used in basic computations	56,954	64,336	59,003	64,185
Effect of dilutive securities:
Stock options and restricted stock units	1,528	1,738	1,623	1,748
The Notes	11,817	—	11,817	—
Weighted average common shares used in diluted computations	70,299	66,074	72,443	65,933

Net earnings per common share attributable to common stockholders:
Basic	$0.42	$0.94	$0.54	$1.13
Diluted	$0.35	$0.91	$0.46	$1.10
During the three months ended July 30, 2022 and July 31, 2021, equity awards granted for 1,209,255 and 272,705 shares, respectively, of the Company’s common stock and for the six months ended July 30, 2022 and July 31, 2021, equity awards granted for 1,294,538 and 326,474 shares, respectively, of the Company’s common stock were outstanding but were excluded from the computation of diluted weighted average common shares and common equivalent shares outstanding because the assumed proceeds, as calculated under the treasury stock method, resulted in these awards being antidilutive. For the three and six months ended July 30, 2022, the Company excluded 594,985 nonvested stock units which were subject to the achievement of performance-based or market-based vesting conditions from the computation of diluted weighted average common shares and common equivalent shares outstanding because these conditions were not achieved as of July 30, 2022. For the three and six months ended July 31, 2021, there were 695,566 nonvested stock units subject to the achievement of performance-based or market-based vesting conditions that were excluded from the computation of diluted weighted average common shares and common equivalent shares outstanding as the respective conditions were not achieved as of July 31, 2021.
Warrants to purchase approximately 11.6 million shares of the Company’s common shares at an initial strike price of $46.88 per share were outstanding as of July 30, 2022 and July 31, 2021. These warrants were excluded from the computation of diluted earnings per share since the warrants’ adjusted strike price was greater than the average market price of the Company’s common stock during the three and six months ended July 30, 2022 and July 31, 2021.
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
On March 18, 2022, pursuant to existing share repurchase authorizations, the Company entered into an accelerated share repurchase agreement (the “2022 ASR Contract”) with a financial institution (the “2022 ASR Counterparty”) to repurchase an aggregate of $175.0 million of the Company’s common stock. Under the 2022 ASR Contract, the Company made a payment of $175.0 million to the 2022 ASR Counterparty and received an initial delivery of approximately 3.3 million shares of common stock on March 21, 2022. The Company received a final settlement of an additional 5.2 million shares under the 2022 ASR Contract on June 24, 2022.
During the three and six months ended July 30, 2022, the Company repurchased 5,196,027 and 8,985,603 shares, respectively, of the Company’s common stock under the Company’s 2021 Share Repurchase Program at an aggregate cost of $105.0 million and $186.7 million, respectively, which is inclusive of the shares repurchased under the 2022 ASR Contract. There were no shares repurchased under the 2012 Share Repurchase Program during the three and six months ended July 31, 2021. As of July 30, 2022, the Company had remaining authority under the 2021 Share Repurchase Program to purchase $62.3 million of its common stock.
Dividends
The following sets forth the cash dividend declared per share:

	Three Months Ended		Six Months Ended
	Jul 30, 2022	Jul 31, 2021	Jul 30, 2022	Jul 31, 2021
Cash dividend declared per share	$0.2250	$0.1125	$0.4500	$0.2250
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

Accumulated Other Comprehensive Income (Loss)
The changes in accumulated other comprehensive income (loss), net of related income taxes, are (in thousands):

	Foreign Currency Translation Adjustment	Derivative Financial Instruments Designated as Cash Flow Hedges	Defined Benefit Plans	Total

	Three Months Ended Jul 30, 2022
Balance at April 30, 2022	$(153,301)	$13,400	$(6,812)	$(146,713)
Gains (losses) arising during the period	(10,561)	1,879	(81)	(8,763)
Reclassification to net earnings for gains realized	—	(1,039)	(9)	(1,048)
Net other comprehensive income (loss)	(10,561)	840	(90)	(9,811)
Balance at July 30, 2022	$(163,862)	$14,240	$(6,902)	$(156,524)

	Six Months Ended Jul 30, 2022
Balance at January 29, 2022	$(135,861)	$7,280	$(6,968)	$(135,549)
Gains (losses) arising during the period	(28,001)	9,442	71	(18,488)
Reclassification to net earnings for gains realized	—	(2,482)	(5)	(2,487)
Net other comprehensive income (loss)	(28,001)	6,960	66	(20,975)
Balance at July 30, 2022	$(163,862)	$14,240	$(6,902)	$(156,524)

	Three Months Ended Jul 31, 2021
Balance at May 1, 2021	$(108,403)	$(2,863)	$(9,636)	$(120,902)
Gains (losses) arising during the period	(5,325)	1,471	(39)	(3,893)
Reclassification to net earnings for losses realized	—	790	77	867
Net other comprehensive income (loss)	(5,325)	2,261	38	(3,026)
Balance at July 31, 2021	$(113,728)	$(602)	$(9,598)	$(123,928)

	Six Months Ended Jul 31, 2021
Balance at January 30, 2021	$(105,970)	$(4,876)	$(9,829)	$(120,675)
Gains (losses) arising during the period	(7,758)	3,024	77	(4,657)
Reclassification to net earnings for losses realized	—	1,250	154	1,404
Net other comprehensive income (loss)	(7,758)	4,274	231	(3,253)
Balance at July 31, 2021	$(113,728)	$(602)	$(9,598)	$(123,928)

Details on reclassifications out of accumulated other comprehensive income (loss) to net earnings are (in thousands):

	Three Months Ended		Six Months Ended		Location of (Gain) Loss Reclassified from Accumulated OCI into Earnings
	Jul 30, 2022	Jul 31, 2021	Jul 30, 2022	Jul 31, 2021
Derivative financial instruments designated as cash flow hedges:
Foreign exchange currency contracts	$(1,198)	$829	$(2,872)	$1,291	Cost of product sales
Interest rate swap	35	195	96	131	Interest expense
Less income tax effect	124	(234)	294	(172)	Income tax expense
	(1,039)	790	(2,482)	1,250
Defined benefit plans:
Net actuarial loss amortization	12	106	42	211	Other expense
Prior service credit amortization	(22)	(17)	(45)	(34)	Other expense
Less income tax effect	1	(12)	(2)	(23)	Income tax expense
	(9)	77	(5)	154
Total reclassifications during the period	$(1,048)	$867	$(2,487)	$1,404
(5)Accounts Receivable
Accounts receivable is summarized as follows (in thousands):

	Jul 30, 2022	Jan 29, 2022
Trade	$267,202	$299,160
Royalty	36,538	33,790
Other	6,491	6,945
	310,231	339,895
Less allowances	8,572	11,039
	$301,659	$328,856
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
(6)Inventories
Inventories consist of the following (in thousands):

	Jul 30, 2022	Jan 29, 2022
Raw materials	$3,187	$1,228
Work in progress	3	3
Finished goods	532,340	461,064
	$535,530	$462,295
The balances include an allowance to write down inventories to the lower of cost or net realizable value of $30.7 million and $31.8 million as of July 30, 2022 and January 29, 2022, respectively.

(7)Income Taxes
Effective Income Tax Rate
Income tax expense for the interim periods is computed using the income tax rate estimated to be applicable for the full fiscal year, adjusted for discrete items. The Company’s effective income tax rate was an expense of 35.8% for the six months ended July 30, 2022 compared to 23.3% for the six months ended July 31, 2021. The change in the effective income tax rate was primarily due to a decrease in earnings, which included losses in certain tax jurisdictions for which the Company did not recognize an income tax benefit, in fiscal 2023 compared to the same prior-year period.
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
Unrecognized Income Tax Benefit
From time-to-time, the Company is subject to routine income and other income tax audits on various income tax matters around the world in the ordinary course of business. As of July 30, 2022, no major income tax audits were ongoing.
As of July 30, 2022 and January 29, 2022, the Company had $60.3 million and $57.5 million, respectively, of aggregate accruals for uncertain income tax positions, including penalties and interest. This includes an accrual of $19.9 million for the estimated transition tax (excluding interest) related to the 2017 Tax Cuts and Jobs Act (the “Tax Reform”) and $20.6 million for the intra-entity transfer of intellectual property rights from a U.S. entity to a wholly-owned Swiss subsidiary, substantially offset by the related deferred income tax benefit recorded by the Swiss subsidiary. The Company reviews and updates the estimates used in the accrual for uncertain income tax positions, as appropriate, as more definitive information or interpretations become available from income taxing authorities, and on the completion of income tax audits, the receipt of assessments, expiration of statutes of limitations, or occurrence of other events.
During the second quarter of fiscal 2021, the Company became aware of a foreign withholding income tax regulation that could be interpreted to apply to certain of its previous transactions. The Company currently does not expect its exposure, if any, will have a material impact on its condensed consolidated financial position, results of operations or cash flows.
Indefinite Reinvestment Assertion
The Company has historically considered the undistributed earnings of its foreign subsidiaries to be indefinitely reinvested. As a result of the Tax Reform, the Company had a substantial amount of previously taxed earnings that could be distributed to the U.S. without additional U.S. taxation. The Company continues to evaluate its plans for reinvestment or repatriation of unremitted foreign earnings and regularly reviews its cash positions and determination of indefinite reinvestment of foreign earnings. If the Company determines that all or a portion of such foreign earnings are no longer indefinitely reinvested, the Company may be subject to additional foreign withholding taxes and U.S. state income taxes, beyond the one-time transition tax. As of July 30, 2022, the Company determined that approximately $18.3 million of such foreign earnings are no longer indefinitely reinvested. The incremental tax cost to repatriate these earnings to the U.S. is immaterial. The Company intends to indefinitely reinvest the remaining earnings from the Company’s foreign subsidiaries for which a deferred income tax liability has not already been recorded. It is not practicable to estimate the amount of tax that might be payable if these earnings were repatriated due to the complexities associated with the hypothetical calculation.

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
Net revenue and earnings (loss) from operations are summarized (in thousands):

	Three Months Ended		Six Months Ended
	Jul 30, 2022	Jul 31, 2021	Jul 30, 2022	Jul 31, 2021
Net revenue:
Americas Retail	$181,655	$186,297	$348,140	$341,832
Americas Wholesale	50,195	49,858	118,552	95,288
Europe	336,707	322,723	612,716	564,575
Asia	49,365	47,813	105,587	103,473
Licensing	24,768	21,933	51,168	43,458
Total net revenue	$642,690	$628,624	$1,236,163	$1,148,626
Earnings (loss) from operations:
Americas Retail	$23,921	$37,916	$38,187	$58,190
Americas Wholesale	11,442	12,944	28,839	24,499
Europe	34,538	51,417	52,428	55,615
Asia	(3,300)	(4,847)	(6,787)	(6,655)
Licensing	21,206	20,154	45,650	39,585
Total segment earnings from operations	87,807	117,584	158,317	171,234
Corporate overhead	(33,349)	(29,115)	(66,541)	(57,891)
Asset impairment charges[1]	(1,919)	(1,501)	(3,463)	(1,942)
Net gains on lease modifications[2]	907	420	1,508	2,565
Total earnings from operations	$53,446	$87,388	$89,821	$113,966
______________________________________________________________________
Notes:
1    During the three and six months ended July 30, 2022, the Company recognized asset impairment charges related primarily to property and equipment of certain retail locations resulting from under-performance and expected store closures. During the three and six months ended July 31, 2021, the Company recognized asset impairment charges related primarily to certain operating lease ROU assets and property and equipment of certain retail stores resulting from lower revenue and future cash flow projections from the ongoing effects of the COVID-19 pandemic and expected store closures. Refer to Note 2 and Note 15 for more information regarding these asset impairment charges.
2    During the three and six months ended July 30, 2022 and July 31, 2021, the Company recorded net gains on lease modifications related primarily to the early termination of certain lease agreements.

The below presents information regarding geographic areas in which the Company operated. Net revenue is classified primarily based on the country where the Company’s customer is located (in thousands):

	Three Months Ended		Six Months Ended
	Jul 30, 2022	Jul 31, 2021	Jul 30, 2022	Jul 31, 2021
Net revenue:
U.S.	$159,134	$180,265	$328,261	$337,331
Italy	72,695	64,803	129,061	112,356
Germany	49,063	52,204	84,904	86,882
Canada	43,982	34,425	84,560	61,065
Spain	36,674	31,737	66,787	57,244
South Korea	28,125	26,802	64,009	54,611
Other countries	228,249	216,455	427,413	395,679
Total product sales	617,922	606,691	1,184,995	1,105,168
Net royalties	24,768	21,933	51,168	43,458
Net revenue	$642,690	$628,624	$1,236,163	$1,148,626
Due to the seasonal nature of the Company’s business segments, the above net revenue and operating results are not necessarily indicative of the results that may be expected for the full fiscal year.
(9)Borrowings and Finance Lease Obligations
Borrowings and finance lease obligations are summarized (in thousands):

	Jul 30, 2022	Jan 29, 2022
Term loans	$36,362	$48,253
Finance lease obligations	21,661	22,943
Mortgage debt	17,524	17,860
Borrowings under credit facilities	58,261	12,201
Other	3,475	3,092
	137,283	104,349
Less current installments	37,996	43,379
Long-term debt and finance lease obligations	$99,287	$60,970
Term Loans
As a precautionary measure to ensure financial flexibility and maintain maximum liquidity in response to the COVID-19 pandemic, the Company entered into term loans with certain banks primarily in Europe during fiscal 2021. These loans are primarily unsecured, have remaining terms ranging from one to three years and incur interest at annual rates ranging between 1.3% to 2.2%. As of July 30, 2022 and January 29, 2022, the Company had outstanding borrowings of $36.4 million and $48.3 million under these borrowing arrangements, respectively.
Finance Lease Obligations
During fiscal 2018, the Company relocated its European distribution center to the Netherlands. The finance lease primarily provides for monthly minimum lease payments through May 2027 with an effective interest rate of approximately 6%. The Company has also entered into finance leases for equipment used in its European distribution centers. These finance lease obligations totaled $16.4 million and $19.6 million as of July 30, 2022 and January 29, 2022, respectively.
The Company also has smaller finance leases related primarily to computer hardware and software. As of July 30, 2022 and January 29, 2022, these finance lease obligations totaled $5.2 million and $3.4 million, respectively.

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
Credit Facilities
2021 Credit Facility
During fiscal 2021, the Company entered into an amendment of its senior secured asset-based revolving credit facility with Bank of America, N.A. and other lenders (as amended, the “2021 Credit Facility”). The 2021 Credit Facility provides for a borrowing capacity in an amount up to $120 million, including a Canadian sub-facility up to $20 million, subject to a borrowing base. Based on applicable accounts receivable and inventory balances as of July 30, 2022, the Company could have borrowed up to $110 million under the 2021 Credit Facility. The 2021 Credit Facility has an option to expand the borrowing capacity by up to $180 million subject to certain terms and conditions, including the willingness of existing or new lenders to assume such increased amount. The 2021 Credit Facility is available for direct borrowings and the issuance of letters of credit, subject to certain letters of credit sublimits, and may be used for working capital and other general corporate purposes. As of July 30, 2022, the Company had $9.6 million in outstanding standby letters of credit, no outstanding documentary letters of credit and no outstanding borrowings under the 2021 Credit Facility. As of January 29, 2022, the Company had $10.1 million in outstanding standby letters of credit, no outstanding documentary letters of credit and no outstanding borrowings under the 2021 Credit Facility.
The 2021 Credit Facility requires the Company to comply with a fixed charge coverage ratio on a trailing four-quarter basis if a default or an event of default occurs under the 2021 Credit Facility or generally if borrowings exceed 80% of the borrowing base. In addition, the 2021 Credit Facility contains customary covenants, including covenants that limit or restrict the Company and certain of its subsidiaries’ ability to: incur liens, incur indebtedness, make investments, dispose of assets, make certain restricted payments, merge or consolidate and enter into certain transactions with affiliates. Upon the occurrence of an event of default under the 2021 Credit Facility, the lenders may cease making loans, terminate the 2021 Credit Facility and declare all amounts outstanding to be immediately due and payable. The 2021 Credit Facility specifies a number of events of default (some of which are subject to applicable grace or cure periods), including, among other things, non-payment defaults, covenant defaults, cross-defaults to other material indebtedness, bankruptcy and insolvency defaults, and material judgment defaults. The 2021 Credit Facility allows for both secured and unsecured borrowings outside of the 2021 Credit Facility up to specified amounts.
Long-Term 2022 Credit Facility
On May 5, 2022, Guess Europe Sagl, a wholly owned subsidiary of the Company, entered into a credit agreement (the “Credit Agreement”) for a €250 million revolving credit facility (the “2022 Credit Facility”) with an initial five-year term. The Company has an option to extend the maturity date by up to two years and an option to expand the 2022 Credit Facility by up to €100 million, subject to certain conditions. At closing, there were no direct borrowings under the 2022 Credit Facility. The Company terminated certain European short-term borrowing arrangements totaling €120 million with various banks in Europe concurrently with the closing of the Credit Agreement.

Borrowings under the 2022 Credit Facility bear interest based on the daily balance outstanding at the Euro Interbank Offered Rate (EURIBOR) plus an applicable margin (varying from 0.85% to 1.20%), provided that EURIBOR may not be less than 0.0%. The 2022 Credit Facility carries a commitment fee equal to the available but unused borrowing capacity multiplied by 35% of an applicable margin (varying from 0.85% to 1.20%). The Company is also required to pay a utilization fee on the total amount of the loans outstanding under the 2022 Credit Facility at rates varying from 0.10% to 0.20%, depending on the balance outstanding. The applicable margins are calculated quarterly and vary based on the leverage ratio of the guarantor and its subsidiaries as set forth in the Credit Agreement.
The Credit Agreement contains various annual sustainability key performance targets, the achievement of which would result in an adjustment to the interest margin ranging from a plus 5 basis points to a minus 5 basis points per year. The Credit Agreement includes a financial covenant requiring a maximum leverage ratio of the guarantor and its subsidiaries. In addition, the Credit Agreement includes customary representations and warranties, affirmative and negative covenants and events of default. As of July 30, 2022, the Company had no outstanding standby letters of credit, no outstanding documentary letters of credit, $51.1 million in outstanding borrowings and $204.5 million available for future borrowings under the 2022 Credit Facility.
Other Credit Facilities
The Company, through its China subsidiary, maintains a short-term uncommitted bank borrowing agreement that provides for a borrowing capacity up to $30 million, primarily for working capital purposes. The Company had $5.6 million and $12.2 million in outstanding borrowings under this agreement as of July 30, 2022 and January 29, 2022, respectively.
The Company, through its Japan subsidiary, maintains a short-term uncommitted bank borrowing agreement that provides for a borrowing capacity up to $3.8 million, primarily for working capital purposes. The Company had $1.5 million outstanding borrowings under this agreement as of July 30, 2022 and no outstanding borrowings as of January 29, 2022.
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
The Notes are convertible in certain circumstances into cash, shares of the Company’s common stock, or a combination of cash and shares of the Company’s common stock, at the Company’s election, at an initial conversion rate of 38.7879 shares of common stock per $1,000 principal amount of Notes, which is equivalent to an initial conversion price of approximately $25.78 per share, subject to adjustment upon the occurrence of certain events. In accordance with the terms of the indenture governing the Notes, the Company has adjusted the conversion rate and the conversion price of the Notes for quarterly dividends exceeding $0.1125 per share (currently $25.39). Prior to November 15, 2023, the Notes are convertible only upon the occurrence of certain events and during certain periods, and thereafter, at any time until the close of business on the second scheduled trading day immediately preceding the maturity date of the Notes.
Following certain corporate events described in the Indenture that occur prior to the maturity date, the conversion rate will be increased for a holder who elects to convert its Notes in connection with such corporate event in certain circumstances. The Notes are not redeemable prior to maturity, and no sinking fund is provided for the Notes. As of July 30, 2022, none of the conditions allowing holders of the Notes to convert had been met. The Company expects to settle the principal amount of the Notes in 2024 in cash and any excess in shares.
On January 30, 2022, the Company adopted the authoritative guidance which simplifies the accounting for convertible instruments and contracts in an entity’s own equity using the modified retrospective method. Prior to adoption, the Company separated the Notes into liability and equity components. The liability component was recorded at fair value. The equity component represented the difference between the proceeds from the issuance of the Notes and the fair value of the liability component. The equity component was not subject to remeasurement as long as the equity component continued to meet the conditions for equity classification. The excess of the liability component over its carrying amount (“debt discount”) was being amortized to interest expense over the term of the Notes. During the three and six months ended July 31, 2021, the Company recorded $2.8 million and $5.6 million, respectively, of interest expense related to the amortization of the debt discount. As a result of the adoption of the authoritative guidance on January 30, 2022, the Company derecognized the remaining unamortized debt discount on the Notes and recorded no interest expense related to the amortization of the debt discount during the three and six months ended July 30, 2022. Refer to Note 1 for further information regarding this recently adopted guidance.
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
The Notes consist of the following (in thousands):

	Jul 30, 2022	Jan 29, 2022
Liability component:
Principal	$300,000	$300,000
Unamortized debt discount[1]	—	(27,498)
Unamortized issuance costs	(1,479)	(1,907)
Net carrying amount	$298,521	$270,595

Equity component, net[2]	$(759)	$42,320
______________________________________________________________________
Notes:
1Due to adoption of the authoritative guidance, unamortized debt discount was derecognized on January 30, 2022.
2As a result of adoption of the authoritative guidance on January 30, 2022, the equity component was eliminated and recorded as an adjustment to retained earnings. As of July 30, 2022, the balance is associated with convertible bond hedge issuance costs and deferred income taxes, which are not impacted by the adoption. As of January 29, 2022, the balance was included in paid-in capital within stockholders’ equity on the condensed consolidated balance sheets and is net of debt issuance costs and deferred taxes.
As of July 30, 2022 and January 29, 2022, the fair value of the Notes, net of unamortized debt discount and debt issuance costs, was approximately $301.6 million and $303.1 million, respectively. The fair value of the Notes is determined based on inputs that are observable in the market and have been classified as Level 2 in the fair value hierarchy.
Convertible Bond Hedge and Warrant Transactions
In connection with the offering of the Notes, the Company entered into convertible note hedge transactions whereby the Company had the option to purchase a total of approximately 11.6 million shares of its common stock at an initial strike price of approximately $25.78 per share, in each case subject to adjustment in certain circumstances. The total cost of the convertible note hedge transactions was $61.0 million. In addition, the Company sold warrants whereby the holders of the warrants had the option to purchase a total of approximately 11.6 million shares of the Company’s common stock at an initial strike price of $46.88 per share. The Company received $28.1 million in cash proceeds from the sale of these warrants. Both the number of shares underlying the convertible note hedges and warrants and the strike price of the instruments are subject to customary adjustments. In accordance with the terms of the convertible note hedge confirmations and warrant confirmations, respectively, the Company has adjusted the strike prices with respect to the convertible note hedges and the warrants for quarterly dividends exceeding $0.1125 per share (currently $46.16). Taken together, the purchase of the convertible note hedges and sale of the warrants are intended to offset dilution from the conversion of the Notes to the extent the market price per share of the Company’s common stock exceeds the adjusted strike price of the convertible note hedges. The warrant transaction may have a dilutive effect with respect to the Company’s common stock to the extent the market price per share of the Company’s common stock exceeds the adjusted strike price of the warrants. The convertible note hedges and warrants are recorded in stockholders’ equity, are not accounted for as derivatives and are not remeasured each reporting period.
As of July 30, 2022, there was no deferred income tax liability in connection with the debt discount. As of January 29, 2022, the Company had a deferred income tax liability of $6.2 million in connection with the debt discount included in deferred income tax assets on the Company’s condensed consolidated balance sheet. As of both July 30, 2022 and January 29, 2022, the Company had a deferred income tax asset of $6.9 million in connection with the convertible note hedge transactions. The net deferred income tax impact was included in deferred income tax assets on the Company’s condensed consolidated balance sheets.
(11)Share-Based Compensation
The following summarizes the share-based compensation expense recognized under all of the Company’s stock plans (in thousands):

	Three Months Ended		Six Months Ended
	Jul 30, 2022	Jul 31, 2021	Jul 30, 2022	Jul 31, 2021
Stock options	$712	$907	$1,312	$1,814
Stock awards/units	5,852	3,837	9,224	6,910
Employee Stock Purchase Plan	63	58	143	138
Total share-based compensation expense	$6,627	$4,802	$10,679	$8,862
Unrecognized compensation cost related to nonvested stock options and nonvested stock awards/units totaled approximately $2.2 million and $33.1 million, respectively, as of July 30, 2022. This cost is expected to be recognized over a weighted average period of 1.7 years.
Grants
On June 3, 2022, the Company made a grant of 451,830 nonvested stock units to certain of its executive employees. These nonvested stock units are subject to certain performance-based or market-based vesting conditions.
Annual Grants
On May 10, 2022, the Company made an annual grant of 503,960 nonvested stock awards/units to its employees.
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

The following summarizes the activity for nonvested performance-based units during the six months ended July 30, 2022:

	Number of Units	Weighted Average Grant Date Fair Value
Nonvested at January 29, 2022	643,813	$18.78
Granted	294,985	20.34
Vested	(314,453)	17.31
Forfeited	(11,718)	26.40
Nonvested at July 30, 2022	612,627	$20.14
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
The following summarizes the activity for nonvested market-based units during the six months ended July 30, 2022:

	Number of Units	Weighted Average Grant Date Fair Value
Nonvested at January 29, 2022	877,813	$14.22
Granted	156,845	14.66
Vested	—	—
Forfeited	(87,871)	9.39
Nonvested at July 30, 2022	946,787	$14.75
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
Leases
The Company leases warehouse and administrative facilities, including the Company’s North American corporate headquarters in Los Angeles, California, from partnerships affiliated with the Marciano Entities and certain of their affiliates. There were four of these leases in effect as of July 30, 2022 with expiration or option exercise dates ranging from calendar years 2023 to 2030.
Aggregate lease costs recorded under these four related party leases were approximately $4.5 million and $4.3 million for the six months ended July 30, 2022 and July 31, 2021, respectively. The Company believes the terms of the related party leases have not been significantly affected by the fact the Company and the lessors are related.
Aircraft Arrangements
The Company periodically charters aircraft owned by the Marciano Entities through informal arrangements with the Marciano Entities and independent third-party management companies contracted by such Marciano Entities to manage their aircraft. The total fees paid under these arrangements for the six months ended July 30, 2022 and July 31, 2021 were approximately $1.0 million and $1.9 million, respectively.
Minority Investment
The Company owns a 30% interest in a privately held men’s footwear company (the “Footwear Company”) in which the Marciano Entities also own a 45% interest. In December 2020, the Company provided the Footwear Company with a revolving credit facility for $2.0 million, which provides for an annual interest rate of 2.75% and matures in November 2023. As of both July 30, 2022 and January 29, 2022, the Company had a note receivable of $0.2 million included in other assets in its condensed consolidated balance sheets related to outstanding borrowings by the Footwear Company under this revolving credit facility.
In May 2022, the Company entered into a Fulfillment Services Agreement with the Footwear Company under which the Company will provide certain fulfillment services for the Footwear Company’s U.S. wholesale and e-commerce businesses from the Company’s U.S distribution center on a cost-plus 5% basis. In June 2022, the Company (through a wholly-owned Swiss subsidiary) entered into a Distributorship Agreement with the Footwear Company under which the Company was designated as the exclusive distributor (excluding e-commerce) for the Footwear Company in the European Union and other specified countries. The Distributorship Agreement provides for (i) the Company to receive a 35% discount from the Footwear Company’s wholesale prices, (ii) no minimum sales requirements or advertising spending requirements for the Company; (iii) an initial 15 month term with annual renewals thereafter and (iv) other standard terms and conditions for similar arrangements. During the three months ended July 30, 2022, there were no fees paid with respect to the U.S. fulfillment services and under $5,000 in amounts paid related to the distributorship arrangements.
Vendor Purchases
The Company purchases faux fur products from a privately-held fashion accessories company (the “Fashion Company”). Mr. Maurice Marciano, Mr. Paul Marciano and Mr. Carlos Alberini own on a combined basis 20% of the outstanding common equity interests in the Fashion Company (with the Marcianos jointly owning 16% and Mr. Alberini owning 4%). The total payments made by the Company to the Fashion Company were approximately $1.5 million and $0.4 million for the six months ended July 30, 2022 and July 31, 2021, respectively. The Company believes that the price paid by the Company for the Fashion Company’s products and the terms of the transactions between the Company and the Fashion Company have not been affected by this passive investment of Messrs. Marcianos and Mr. Alberini in the Fashion Company.
(13)    Commitments and Contingencies
Investment Commitments
As of July 30, 2022, the Company had an unfunded commitment to invest €11.0 million ($11.2 million) in a private equity fund. Refer to Note 15 for further information.

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
The Company has received customs tax assessment notices from the Italian Customs Agency (“ICA”) regarding its customs tax audit of one of the Company’s European subsidiaries for the period from July 2010 through December 2012. Such assessments totaled €9.8 million ($10.0 million), including potential penalties and interest. The Company strongly disagreed with the ICA’s positions and therefore filed appeals with the Milan First Degree Tax Court (“MFDTC”). Those appeals were split into a number of different cases that were then heard by different sections of the MFDTC. The MFDTC ruled in favor of the Company on all of these appeals. The ICA subsequently appealed €9.7 million ($9.9 million) of these favorable MFDTC judgments with the Appeals Court. To date, €8.5 million ($8.7 million) have been decided in favor of the Company and €1.2 million ($1.2 million) have been decided in favor of the ICA. The Company believes that the unfavorable Appeals Court ruling is incorrect and inconsistent with the prior rulings on similar matters by both the MFDTC and other judges within the Appeals Court, and has appealed the decision to the Supreme Court. The ICA has appealed most of the favorable Appeals Court rulings to the Supreme Court. To date, of the cases that have been appealed to the Supreme Court, €0.4 million ($0.4 million) have been decided in favor of the Company based on the merits of the case and €1.1 million ($1.1 million) have been remanded back to the lower court for further consideration. There can be no assurances the Company will be successful in the remaining appeals. It also continues to be possible that the Company will receive similar or even larger assessments for periods subsequent to December 2012 or other claims or charges related to the matter in the future. Although the Company believes that it has a strong position and will continue to vigorously defend this matter, it is unable to predict with certainty whether or not these efforts will ultimately be successful or whether the outcome will have a material impact on the Company’s financial position, results of operations or cash flows.
On January 19, 2021, a former model for the Company filed an action against the Company’s Chief Creative Officer and the Company in the California Superior Court in Los Angeles (Jane Doe v. Paul Marciano, et al.). The complaint asserted several claims based on allegations that the former model was treated improperly by Mr. Paul Marciano and retaliated against by the Company. The complaint sought an unspecified amount of general damages, medical expenses, lost earnings, punitive damages and attorneys’ fees. As described in more detail below, the Company and Mr. Paul Marciano entered into a settlement agreement in August 2022 with the plaintiff in the January 2021 action, resolving the January 2021 action.
In March and April 2021, the Company received separate communications from two other individuals containing similar allegations against Mr. Paul Marciano and the Company. Each individual who contacted the Company in March 2021 and April 2021 was represented by the same attorney who represented the plaintiff in the January 2021 action. Though no complaint was filed with respect to the allegations in the March 2021 letter and Mr. Paul Marciano and the Company disputed each of those allegations fully, in order to avoid the cost of litigation and without admitting liability or fault, the Company and Mr. Paul Marciano entered into a settlement agreement with the individual who sent the March 2021 letter, resolving the claims for an aggregate total amount of $300,000 in July 2021.
On October 22, 2021, the individual who sent the April 2021 letter filed an action against Mr. Paul Marciano and the Company in the United States District Court for the Central District of California (Jane Doe 3 v. Paul Marciano, et al.). The complaint asserted a claim under the Trafficking Victims Protection Act based on allegations that the individual was treated improperly by Mr. Paul Marciano. The complaint sought an unspecified amount of compensatory damages, punitive damages and attorneys’ fees. Though Mr. Paul Marciano and the Company also disputed these claims fully, in order to avoid the cost of litigation and without admitting liability or fault, the Company and Mr. Paul Marciano entered into a settlement agreement with the individual who sent the April 2021 letter and filed the October 2021 action, resolving the claims for an aggregate total amount of $120,000 in March 2022.
On March 16, 2022, the plaintiff in the January 2021 action and another former model for the Company filed an action against those individuals who were on the Company’s Board of Directors in January 2019 (the “Defendants”) in the California Superior Court in Los Angeles (Jane Doe 1 and Jane Doe 2 v. Maurice Marciano, et al.). The complaint asserted that the Defendants aided and abetted the alleged improper behavior of Mr. Paul Marciano described in the January 2021 action and discomfort felt by the other individual during interactions with Mr. Paul Marciano described in the March 2022 action. The complaint sought an unspecified amount of general damages and attorneys’ fees and sought an order for the Defendants to remove Mr. Paul Marciano from the Board of Directors and relieve him of his day-to-day duties at the Company. The individual plaintiffs in the March 2022 action were represented by the same attorney who represented the plaintiffs in the January 2021 and October 2021 actions.
Though Mr. Paul Marciano and the Company disputed in full each of the allegations in the January 2021 action, and the Defendants in the March 2022 action disputed in full each of the allegations therein, in order to avoid the cost of litigation and without admitting liability or fault, the Company and Mr. Paul Marciano entered into settlement agreements in August 2022 for an aggregate total amount of $1,000,000 with the plaintiffs in the March 2022 action, resolving the January 2021 action and their individual claims in the March 2022 action.
All previously pending claims of individuals alleging personal mistreatment by Mr. Paul Marciano have now been resolved.
Redeemable Noncontrolling Interests
The Company is party to a put arrangement with respect to the common securities that represent the remaining noncontrolling interest for its majority-owned subsidiary, Guess Brasil Comércio e Distribuição S.A. (“Guess Brazil”). The put arrangement for Guess Brazil, representing 40% of the total outstanding equity interest of that subsidiary, may be exercised at the discretion of the noncontrolling interest holder by providing written notice to the Company every third anniversary beginning in March 2019, subject to certain time restrictions. The redemption value of the Guess Brazil put arrangement is based on a multiple of Guess Brazil’s earnings before interest, taxes, depreciation and amortization subject to certain adjustments and is classified as a redeemable noncontrolling interest outside of permanent equity in the Company’s condensed consolidated balance sheet. The carrying value of the redeemable noncontrolling interest related to Guess Brazil was $0.5 million and $0.4 million as of July 30, 2022 and January 29, 2022, respectively.
The Company is also party to a put arrangement with respect to the securities that represent the remaining noncontrolling interest for its majority-owned Russian subsidiary, Guess? CIS, LLC (“Guess CIS”), which was established through a majority-owned joint venture during fiscal 2016. The put arrangement for Guess CIS, representing 30% of the total outstanding equity interest of that subsidiary, may be exercised at the discretion of the noncontrolling interest holder by providing written notice to the Company during the period after December 28, 2020, the fifth anniversary of the agreement, through December 31, 2025. The redemption value of the Guess CIS put arrangement is based on a multiple of Guess CIS’s earnings before interest, taxes, depreciation and amortization subject to certain adjustments and is classified as a redeemable noncontrolling interest outside of permanent equity in the Company’s condensed consolidated balance sheet. The carrying value of the redeemable noncontrolling interest related to Guess CIS was $9.8 million and $9.1 million as of July 30, 2022 and January 29, 2022, respectively. The parties are evaluating the potential purchase of the 30% interest held by the noncontrolling interest holder in light of the various sanctions recently imposed by the United States and European governments with respect to Russia, including the U.S. ban on new investment in Russia. The Company’s European subsidiary, Guess Europe SAGL has also counter guaranteed up to $900,000 of Guess CIS’s obligations under its local Russian guarantee line, as required by certain lease agreements.

The redeemable noncontrolling interests of the Guess Brazil and Guess CIS put arrangements are recorded at the greater of their carrying values, adjusted for their share of the allocation of income or loss, dividends and foreign currency translation adjustments, or redemption values. During the six months ended July 30, 2022 and July 31, 2021, the Company had no redeemable noncontrolling interest redemption value adjustment.
A reconciliation of the total carrying amount of redeemable noncontrolling interests is (in thousands):

	Six Months Ended
	Jul 30, 2022	Jul 31, 2021
Beginning balance	$9,500	$3,920
Foreign currency translation adjustment	777	154
Ending balance	$10,277	$4,074
(14)Defined Benefit Plans
Supplemental Executive Retirement Plan
The Company’s Supplemental Executive Retirement Plan (“SERP”) provides select employees who satisfy certain eligibility requirements with certain benefits upon retirement, termination of employment, death, disability or a change in control of the Company, in certain prescribed circumstances. As a non-qualified pension plan, no dedicated funding of the SERP is required; however, the Company has made periodic payments into insurance policies held in a rabbi trust to fund the expected obligations arising under the non-qualified SERP. The cash surrender values of the insurance policies were $66.4 million and $70.9 million as of July 30, 2022 and January 29, 2022, respectively, and were included in other assets in the Company’s condensed consolidated balance sheets. As a result of changes in the value of the insurance policy investments, the Company recorded unrealized losses of $0.2 million and $3.5 million in other income and expense during the three and six months ended July 30, 2022, respectively, and unrealized gains of $2.2 million in other income and expense during the three and six months ended July 31, 2021. The projected benefit obligation was $49.3 million and $49.4 million as of July 30, 2022 and January 29, 2022, respectively, and was included in accrued expenses and other current liabilities and other long-term liabilities in the Company’s condensed consolidated balance sheets depending on the expected timing of payments. SERP benefit payments of $0.5 million and $1.0 million were made during the three and six months ended July 30, 2022, respectively. SERP benefit payments of $0.5 million and $1.0 million were made during the three and six months ended July 31, 2021, respectively.
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
As of July 30, 2022 and January 29, 2022, the foreign pension plans had a total projected benefit obligation of $41.4 million and $42.7 million, respectively, and plan assets held in independent investment fiduciaries of $36.9 million and $38.0 million, respectively. The net liability of $4.5 million and $4.7 million was included in other long-term liabilities in the Company’s condensed consolidated balance sheets as of July 30, 2022 and January 29, 2022, respectively.

The components of net periodic defined benefit pension cost related to the Company’s defined benefit plans are (in thousands):

	SERP	Foreign Pension Plans	Total

	Three Months Ended Jul 30, 2022
Service cost	$—	$741	$741
Interest cost	334	55	389
Expected return on plan assets	—	(67)	(67)
Net amortization of unrecognized prior service credit	—	(22)	(22)
Net amortization of actuarial losses	—	12	12
Net periodic defined benefit pension cost	$334	$719	$1,053

	Six Months Ended Jul 30, 2022
Service cost	$—	$1,516	$1,516
Interest cost	667	112	779
Expected return on plan assets	—	(137)	(137)
Net amortization of unrecognized prior service credit	—	(45)	(45)
Net amortization of actuarial losses	17	25	42
Net periodic defined benefit pension cost	$684	$1,471	$2,155

	Three Months Ended Jul 31, 2021
Service cost	$—	$793	$793
Interest cost	288	19	307
Expected return on plan assets	—	(52)	(52)
Net amortization of unrecognized prior service credit	—	(17)	(17)
Net amortization of actuarial losses	20	86	106
Net periodic defined benefit pension cost	$308	$829	$1,137

	Six Months Ended Jul 31, 2021
Service cost	$—	$1,583	$1,583
Interest cost	577	38	615
Expected return on plan assets	—	(104)	(104)
Net amortization of unrecognized prior service credit	—	(34)	(34)
Net amortization of actuarial losses	40	171	211
Net periodic defined benefit pension cost	$617	$1,654	$2,271
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

The following presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements				Fair Value Measurements
	at Jul 30, 2022				at Jan 29, 2022
Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Foreign exchange currency contracts	$—	$13,232	$—	$13,232	$—	$7,133	$—	$7,133
Interest rate swap	—	584	—	584	—	—	—	—
Total	$—	$13,816	$—	$13,816	$—	$7,133	$—	$7,133
Liabilities:
Foreign exchange currency contracts	$—	$970	$—	$970	$—	$—	$—	$—
Interest rate swap	—	—	—	—	—	74	—	74
Deferred compensation obligations	—	15,354	—	15,354	—	15,794	—	15,794
Total	$—	$16,324	$—	$16,324	$—	$15,868	$—	$15,868
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
The Company included €3.7 million ($3.8 million) and €3.6 million ($4.0 million) in other assets in the Company’s condensed consolidated balance sheets related to its investment in a private equity fund as of July 30, 2022 and January 29, 2022, respectively. The Company uses net asset value per share as a practical expedient to measure the fair value of this investment and has not included this investment in the fair value hierarchy as disclosed above. As of July 30, 2022, the Company had an unfunded commitment to invest an additional €11.0 million ($11.2 million) in the private equity fund.
The fair values of the Company’s debt instruments (see Note 9) are based on the amount of future cash flows associated with each instrument discounted using the Company’s incremental borrowing rate. As of July 30, 2022 and January 29, 2022, the carrying value was not materially different from fair value, as the interest rates on the Company’s debt approximated rates currently available to the Company. The fair value of the Company’s Notes (see Note 10) is determined based on inputs that are observable in the market and have been classified as Level 2 in the fair value hierarchy.
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
An asset is considered to be impaired if the Company determines that the carrying value may not be recoverable based upon its assessment of the asset’s ability to continue to generate earnings from operations and positive cash flow in future periods or if significant changes in the Company’s strategic business objectives and utilization of the assets occurred. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows adjusted for lease payments, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the estimated fair value. The Company uses estimates of market participant rents to calculate fair value of ROU assets and discounted future cash flows of the asset group to quantify fair value for other long-lived assets. These nonrecurring fair value measurements are considered Level 3 inputs as defined above. The impairment loss calculations require management to apply judgment in estimating future cash flows and the discount rates that reflect the risk inherent in future cash flows. Future expected cash flows for assets in regular retail locations are based on management’s estimates of future cash flows over the remaining lease period or expected life, if shorter. For expected location closures, the Company will evaluate whether it is necessary to shorten the useful life for any of the assets within the respective asset group. The Company will use this revised useful life when estimating the asset group’s future cash flows. The Company considers historical trends, expected future business trends and other factors when estimating the future cash flow for each regular retail location. The Company also considers factors such as the following: the Russia-Ukraine conflict, including the sanctions and trade restrictions imposed on Russia in response to the conflict; the local environment for each regular retail location, including mall traffic and competition; the Company’s ability to successfully implement strategic initiatives; and the ability to control variable costs such as cost of sales and payroll and, in some cases, renegotiate lease costs. As discussed further in Note 1, the COVID-19 pandemic negatively impacted the Company’s financial results during the three and six months ended July 30, 2022 and July 31, 2021, and could continue to impact the Company’s operations in ways the Company is not able to predict today due to the evolving situation. The Company has made reasonable assumptions and judgments to determine the fair value of the assets tested based on the facts and circumstances that were available as of the reporting date. If actual results are not consistent with the assumptions and judgments used in estimating future cash flows and asset fair values, there may be additional exposure to future impairment losses that could be material to the Company’s results of operations.
The Company recorded asset impairment charges of $1.9 million and $3.5 million during the three and six months ended July 30, 2022, respectively. The Company recognized $1.8 million and $3.4 million in impairment of property and equipment related to certain retail locations primarily in Europe and Asia driven by under-performance and expected store closures during the three and six months ended July 30, 2022, respectively. This compares to asset impairment charges of $1.5 million and $1.9 million during the three and six months ended July 31, 2021, respectively. The Company recognized $1.5 million and $1.9 million in impairment of property and equipment related to certain retail locations primarily in Europe and Asia during the three and six months ended July 31, 2021, respectively. The Company recognized immaterial impairment on ROU assets primarily in Europe during the three and six months ended July 30, 2022 and July 31, 2021. Refer to Note 2 for further information on impairment charges recognized on operating lease ROU assets.
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
The COVID-19 pandemic continued to impact the Company’s businesses during the first six months of fiscal 2023. During the three months ended July 30, 2022, the Company assessed qualitative factors and determined that it is not more likely than not that the fair values of its reporting units are less than their carrying amounts.
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
The impact of the credit risk of the counterparties to the derivative contracts is considered in determining the fair value of the foreign exchange currency contracts and interest rate swap agreements. As of July 30, 2022, credit risk has not had a significant effect on the fair value of the Company’s foreign exchange currency contracts and interest rate swap agreements.
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
Summary of Derivative Instruments
The fair value of derivative instruments in the condensed consolidated balance sheets is (in thousands):

	Fair Value at Jul 30, 2022	Fair Value at Jan 29, 2022	Derivative Balance Sheet Location
ASSETS:
Derivatives designated as hedging instruments:
Cash flow hedges:
Foreign exchange currency contracts	$9,939	$5,999	Other current assets/ Other assets
Interest rate swap	584	—	Other assets
Total derivatives designated as hedging instruments	10,523	5,999
Derivatives not designated as hedging instruments:
Foreign exchange currency contracts	3,293	1,134	Other current assets
Total	$13,816	$7,133
LIABILITIES:
Derivatives designated as hedging instruments:
Cash flow hedges:
Foreign exchange currency contracts	$830	$—	Accrued expenses/ Other long-term liabilities
Interest rate swap	—	74	Other long-term liabilities
Total derivatives designated as hedging instruments	830	74
Derivatives not designated as hedging instruments:
Foreign exchange currency contracts	140	—	Accrued expenses and other current liabilities
Total	$970	$74
Derivatives Designated as Hedging Instruments
Foreign Exchange Currency Contracts Designated as Cash Flow Hedges
During the six months ended July 30, 2022, the Company purchased U.S. dollar forward contracts in Europe totaling US$198.0 million that were designated as cash flow hedges. As of July 30, 2022, the Company had forward contracts outstanding for its European operations of US$249.0 million to hedge forecasted merchandise purchases, which are expected to mature over the next 17 months.

As of July 30, 2022, accumulated other comprehensive income (loss) related to foreign exchange currency contracts included a $13.8 million net unrealized gain, net of tax, of which $11.6 million will be recognized in cost of product sales over the following 12 months, at the then current values on a pre-tax basis, which can be different than the current quarter-end values.
At January 29, 2022, the Company had forward contracts outstanding for its European operations of US$146.0 million that were designated as cash flow hedges.
Interest Rate Swap Agreement Designated as Cash Flow Hedge
As of July 30, 2022, accumulated other comprehensive income (loss) related to the interest rate swap agreement included a net unrealized gain of $0.4 million, net of tax, which will be recognized in interest expense over the following 12 months, at the then current values on a pre-tax basis, which can be different than the current quarter-end values.
The following summarizes the gains (losses) before income taxes recognized on derivative instruments designated as cash flow hedges in OCI and net earnings (in thousands):

	Gains (Losses) Recognized in OCI		Location of Gains (Losses) Reclassified from Accumulated OCI into Earnings	Gains (Losses) Reclassified from Accumulated OCI into Earnings
	Jul 30, 2022	Jul 31, 2021		Jul 30, 2022	Jul 31, 2021
	Three Months Ended
Derivatives designated as cash flow hedges:
Foreign exchange currency contracts	$2,298	$1,781	Cost of product sales	$1,198	$(829)
Interest rate swap	(216)	(148)	Interest expense	(35)	(195)

	Six Months Ended
Derivatives designated as cash flow hedges:
Foreign exchange currency contracts	$10,124	$3,292	Cost of product sales	$2,872	$(1,291)
Interest rate swap	561	122	Interest expense	(96)	(131)

The following summarizes net after income tax derivative activity recorded in accumulated other comprehensive income (loss) (in thousands):

	Three Months Ended		Six Months Ended
	Jul 30, 2022	Jul 31, 2021	Jul 30, 2022	Jul 31, 2021
Beginning balance gain (loss)	$13,400	$(2,863)	$7,280	$(4,876)
Net gains from changes in cash flow hedges	1,879	1,471	9,442	3,024
Net (gains) losses reclassified into earnings	(1,039)	790	(2,482)	1,250
Ending balance gain (loss)	$14,240	$(602)	$14,240	$(602)
Foreign Exchange Currency Contracts Not Designated as Hedging Instruments
As of July 30, 2022, the Company had euro foreign exchange currency contracts to purchase US$47.5 million expected to mature over the next 15 months. As of January 29, 2022, the Company had euro foreign exchange currency contracts to purchase US$19.0 million.

The following summarizes the gains before income taxes recognized on derivative instruments not designated as hedging instruments in other income (expense) (in thousands):

	Location of Gains Recognized in Earnings	Gains Recognized in Earnings
		Three Months Ended		Six Months Ended
		Jul 30, 2022	Jul 31, 2021	Jul 30, 2022	Jul 31, 2021
Foreign exchange currency contracts	Other expense	$1,561	$485	$3,141	$556
(17)Subsequent Events
Dividends
On August 24, 2022, the Company announced a regular quarterly cash dividend of $0.225 per share on the Company’s common stock. The cash dividend will be paid on September 23, 2022 to shareholders of record as of the close of business on September 7, 2022. As a result of this dividend declaration and in accordance with the terms of the indenture governing the Notes, the Company will adjust the conversion rate (which is expected to increase) and the conversion price (which is expected to decrease) of the Notes effective as of September 6, 2022. A corresponding adjustment is expected to be made to the strike prices with respect to the convertible note hedges and the warrants entered into by the Company in connection with the offering of the Notes, each of which will be decreased in accordance with the terms of the convertible note hedge confirmations and warrant confirmations, respectively.

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
Except for historical information contained herein, certain matters discussed in this Quarterly Report, including statements concerning the impacts of the COVID-19 pandemic, the conflict in Ukraine and other events impacting the markets in which we operate; statements concerning our future outlook, including with respect to the third quarter and full year of fiscal 2023; statements concerning our expectations, goals, future prospects, and current business strategies and strategic initiatives; and statements expressing optimism or pessimism about future operating results and growth opportunities are forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements, which are frequently indicated by terms such as “expect,” “could,” “will,” “should,” “goal,” “strategy,” “believe,” “estimate,” “continue,” “outlook,” “plan,” “create,” “see,” and similar terms, are only expectations, and involve known and unknown risks and uncertainties, which may cause actual results in future periods to differ materially from what is currently anticipated. Factors which may cause actual results in future periods to differ materially from current expectations include, among others: our ability to maintain our brand image and reputation; domestic and international economic or political conditions, including inflation and other events that could negatively impact consumer confidence and discretionary consumer spending; sanctions and export controls targeting Russia and other impacts related to the war in Ukraine; impacts related to the COVID-19 pandemic or other public health crises; risks relating to our indebtedness; changes to estimates related to impairments, inventory and other reserves, which were made using the best information available at the time; changes in the competitive marketplace and in our commercial relationships; our ability to anticipate and adapt to changing consumer preferences and trends; our ability to manage our inventory commensurate with customer demand; the high concentration of our Americas Wholesale business; risks related to the costs and timely delivery of merchandise to our distribution facilities, stores and wholesale customers; unexpected or unseasonable weather conditions; our ability to effectively operate our various retail concepts, including securing, renewing, modifying or terminating leases for store locations; our ability to successfully and/or timely implement our growth strategies and other strategic initiatives; our ability to successfully enhance our global omni-channel capabilities; our ability to expand internationally and operate in regions where we have less experience, including through joint ventures; risks relating to our $300 million 2.00% convertible senior notes due 2024 (the “Notes”), including our ability to settle the liability in cash; disruptions at our distribution facilities; our ability to attract and retain management and other key personnel; obligations or changes in estimates arising from new or existing litigation, income tax and other regulatory proceedings; risks related to the income tax treatment of our third quarter fiscal 2022 intra-entity transfer of intellectual property rights from certain U.S. entities to a wholly-owned Swiss subsidiary; catastrophic events or natural disasters; changes in U.S. or foreign income tax or tariff policy, including changes to tariffs on imports into the U.S.; accounting adjustments to our unaudited financial statements identified during the completion of our annual independent audit of financial statements and financial controls or from subsequent events arising after issuance of this Quarterly Report; risk of future non-cash asset impairments, including goodwill, right-of-use lease assets and/or other store asset impairments; violations of, or changes to, domestic or international laws and regulations; risks associated with the acts or omissions of our licensees and third party vendors, including a failure to comply with our vendor code of conduct or other policies; risks associated with cyber-attacks and other cyber security risks; risks associated with our ability to properly collect, use, manage and secure consumer and employee data; risks associated with our vendors’ ability to maintain the strength and security of information technology systems; changes in economic, political, social and other conditions affecting our foreign operations and sourcing, including the impact of currency fluctuations, global income tax rates and economic and market conditions in the various countries in which we operate; impacts of inflation and further inflationary pressures; fluctuations in quarterly performance; slowing in-person customer traffic; increases in labor costs; increases in wages; risks relating to activist investor activity; and the significant voting power of our family founders. In addition to these factors, the economic, technological, managerial, and other risks identified in “Part I, Item 1A. Risk Factors” of our most recent Annual Report on Form 10-K, “Part II, Item 1A. Risk Factors” herein and other filings with the Securities and Exchange Commission, including but not limited to the risk factors discussed therein, could cause actual results to differ materially from current expectations. The current global economic climate, the impact of the COVID-19 pandemic, and uncertainty surrounding potential changes in U.S. policies and regulations may amplify many of these risks. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
COVID-19 Business Update
The COVID-19 pandemic is continuing to negatively impact certain regions of our business, especially in Asia where our operations for the quarter ended July 30, 2022 were impacted by capacity restrictions and temporary store closures. Overall, this resulted in the closure of less than 1% of our directly operated stores as of July 30, 2022, mostly in Asia, the impact of which was minimal to our three and six months ended July 30, 2022 results.
The COVID-19 pandemic has also contributed to disruptions in the overall global supply chain, contributing to industry-wide higher product and freight costs. We have been working actively to mitigate these headwinds to the extent possible through a number of global supply chain initiatives.
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
Some of our transactions, primarily those in Europe, Canada, South Korea, China, Hong Kong and Mexico, are denominated in U.S. dollars, Swiss francs, British pounds and Russian roubles, exposing them to exchange rate fluctuations when these transactions (such as inventory purchases or periodic lease payments) are converted to their functional currencies. As a result, fluctuations in exchange rates can impact the operating margins of our foreign operations and reported earnings (loss), and are largely dependent on the transaction timing and magnitude during the period that the currency fluctuates. When these foreign exchange rates weaken versus the U.S. dollar at the time the respective U.S. dollar denominated payment is made relative to the payments made in the comparable period, our product margins have been and could continue to be unfavorably impacted.
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
During the first six months of fiscal 2023, the average U.S. dollar rate was stronger against the euro, British pound, Turkish lira, Polish Slotzy, Canadian dollar, Japanese yen, Korean won, and Chinese yuan and weaker against the Russian rouble and Mexican peso, compared to the average rate in the same prior-year period. This had an overall unfavorable impact on the translation of our international revenues and on earnings from operations for the three and six months ended July 30, 2022 compared to the same prior-year periods.
For the remainder of fiscal 2023, if the U.S. dollar remains relatively strong against fiscal 2022 foreign exchange rates, foreign exchange could negatively impact our revenues and operating results, as well as our international cash and other balance sheet items, particularly in Canada, Europe (primarily the euro, Turkish lira, British Pound and Russian rouble) and Mexico. Alternatively, if the U.S. dollar weakens relative to the respective fiscal 2022 foreign exchange rates, our revenues and operating results, as well as our other cash balance sheet items, could be positively impacted by foreign currency fluctuations during the remainder of fiscal 2023, particularly in these regions. At roughly prevailing exchange rates, we do expect currencies to continue to represent a significant headwind to revenues, operating profit and margin for the remainder of the fiscal year.
We enter into derivative financial instruments to offset some, but not all, of the exchange risk on foreign currency transactions. For additional discussion regarding our exposure to foreign currency risk, forward contracts designated as hedging instruments and forward contracts not designated as hedging instruments, refer to “Item 3. Quantitative and Qualitative Disclosures About Market Risk.”
Inflation Impacts
Our financial results have been and may continue to be impacted by inflationary pressures affecting our overall cost structure, including transportation, employee compensation, raw materials and other costs. We estimate certain of our costs are impacted by inflation and other factors as follows:
Transportation. Our inbound and outbound transportation costs vary by the method of shipping, including air, ocean and ground. Each of these methods may be impacted by various factors, including inflation and other considerations, such as an imbalance between the overall freight capacity on the marketplace and demand. The increase in our transportation costs was primarily attributable to higher inbound freight costs.
Employee Compensation. We have been impacted by the ongoing shortage of available qualified candidates for employment, as well as increases in compensation to attract and retain employees. We continue to evaluate our compensation and benefit offerings to be competitive with the current market and evaluate strategies to be more effective and efficient at all levels within the organization, including how to best serve our customers.
Raw Materials. The costs of raw materials for our products have increased, both as a result of inflation and our ongoing initiatives to improve the quality and sustainability of our products. In addition, because a significant portion of our products are manufactured in other countries, declines in the relative value of local currencies versus the U.S. dollar have exacerbated many of these pricing pressures.
We seek to minimize the impact of inflation by continuously optimizing our supply chain, including logistics, as well as efficiently managing our workforce. It is difficult to determine the portion of cost increases solely attributable to inflation versus other factors, such as the cost of improvements to our products and imbalances in the supply chain.
These increased costs have negatively impacted our margins and expenses. Continued inflationary and other pressures could further impact our gross margin and selling, general and administrative expenses as a percentage of net sales if the sales price of our products does not increase with higher costs. Furthermore, prolonged inflationary conditions could have an adverse impact on consumer discretionary spending, which could negatively impact our sales and results in the future. In addition, inflation could materially increase the interest rates on any future debt we may incur.
We expect inflationary pressures will persist in the near term. The extent to which such pressures may impact our business depends on many factors, including our customers’ ability and willingness to accept price increases, our ability to improve our margins, and potential downward pricing pressures if our competitors do not also raise their prices. Please refer to “Part II, Item 1A. Risk Factors” of our most recent Annual Report on Form 10-K for further information on the potential impacts and risk associated with inflation.
Russia-Ukraine Conflict
We are currently operating in Russia through our wholesale and retail channels and we have immaterial wholesale operations through local wholesale partners in Belarus and Ukraine. Our operations in Russia are operated primarily through Guess? CIS, LLC (“Guess CIS”), a majority-owned Russian subsidiary in which we had a 70% interest as of July 30, 2022 and January 29, 2022. Guess CIS currently operates 43 retail stores in Russia and acts as a distributor for our wholesale partners in Russia. We also operate in Russia through other local wholesale partners and by selling directly to retail customers through our European online store. Prior to February 2022, we also sold directly to retail customers in Ukraine and Belarus through our European online store.
Our operations in Russia, Belarus and Ukraine represented less than 3% of the Company’s total revenue for the year ended January 29, 2022 and for the six months ended July 30, 2022, with our operations in Russia comprising over 90% of this total revenue. As of July 30, 2022, our total assets in Russia, all of which are held by Guess CIS, represented less than 2% of our total assets, consisting primarily of leasehold right of use assets, store inventory, furnishings and fixtures, and receivables. We only maintain inventory in Russia in an amount sufficient for operating our Russian retail stores. We do not maintain inventory or hold any other significant assets in Belarus or Ukraine. We do not rely, directly or indirectly, on goods sourced in Russia, Belarus or Ukraine. Other than such labor and services necessary to conduct our direct operations in Russia in the ordinary course of business, we do not rely, directly or indirectly, on services sourced in Russia, Belarus or Ukraine.
There has been no material impact to our existing operations as a result of the ongoing conflict in Ukraine, although we are limited in our ability to expand our business in Russia due to the U.S. ban on new investments in Russia described below under “―Impact of Sanctions and Trade Restrictions.” With respect to our supply and distribution channels, we have experienced increased costs and transit times associated with deliveries related to our Russia operations, due in part to new procedures and sanctions screening implemented in response to the conflict in Ukraine and the imposition of related sanctions. These costs and delays have not materially impacted our business or results of operations. Additionally, retail deliveries for online orders to Ukraine and Belarus have been suspended since February 2022 due to increased logistics costs and other difficulties in delivering to these regions. While we intend to re-open online orders to Ukraine and Belarus when appropriate, the suspension of these shipments has not had, and is not anticipated to have, a material impact on our business or results of operations. Our wholesale partner in Ukraine partially suspended its operations at the outset of the conflict; however, sales were re-opened in July 2022, and our business and results of operations were not materially impacted.
In connection with our investment in Guess CIS, we are party to a put arrangement with respect to the securities that represent the remaining noncontrolling interest for Guess CIS. The put arrangement provides the noncontrolling interest holder of Guess CIS, a non-sanctioned Russian citizen, the right to compel the Company, through a wholly-owned European subsidiary, to purchase the remaining 30% of the total outstanding equity interest of Guess CIS at its discretion by providing written notice to the Company during the period after December 28, 2020, the fifth anniversary of the agreement, through December 31, 2025. The redemption value of the Guess CIS put arrangement is based on a multiple of Guess CIS’s earnings before interest, taxes, depreciation and amortization, subject to certain adjustments. The carrying value of the redeemable noncontrolling interest related to the put arrangement was $9.8 million as of July 30, 2022. In addition, pursuant to an agreement entered into in 2018, the Company’s European subsidiary, Guess Europe SAGL has also counter guaranteed up to $900,000 of Guess CIS’s obligations under its local Russian guarantee line, as required by certain lease agreements.
Impact of Sanctions and Trade Restrictions
Our Russian operations are subject to various sanctions and export control measures targeting Russia, Belarus, and the Russian-controlled regions of Ukraine (Crimea, Donetsk, and Luhansk). These measures include: (i) blocking sanctions prohibiting dealings with various Russian senior government officials, and companies in various sectors important to the Russian economy, including major Russian financial institutions; (ii) expanded sectoral sanctions related to designated Russian entities’ ability to raise capital; (iii) the disconnection of certain Russian and Belarusian banks from the Society for Worldwide Interbank Financial Telecommunication (“SWIFT”) financial messaging network; (iv) a ban on new investment in Russia; (v) a ban on the provision of certain accounting, trust formation and management consulting services; (vi) bans on the import into the United States of certain Russian origin products, including various energy products; (vii) bans on the conduct of business or investment activity in the Russian-controlled Crimea, Donetsk and Luhansk regions of Ukraine; and (viii) restrictions on the export of various products to Russia and Belarus, including certain dual-use industrial and commercial products, and luxury goods. Additionally, certain logistics operators have imposed bans on direct air deliveries to Russia and restrictions on land deliveries to and from Russia, Belarus and Ukraine, none of which have had a material impact on our operations to date. We assessed the applicability of these sanctions and trade restrictions based on internal assessments of relevant regulations and concluded our existing operations in Russia and Belarus have not been materially affected by these sanctions and trade restrictions, although we are limited from further expansion of our business in Russia. All of our deliveries (both wholesale and retail) undergo sanctions screening, including screening for maximum product value of €300 per item and prevention of shipments to sanctioned final recipients.

Our assessment of the impact of the various sanctions and export control measures targeting Russia, Belarus and the Russian-controlled regions of Ukraine is subject to the following uncertainties and assumptions:
•The duration and extent of the armed conflict in Ukraine;
•The impact of sanctions and trade restrictions targeting Russia and Belarus, and the possibility that such sanctions or trade restrictions may be expanded, or new sanctions or trade restrictions may be imposed;
•Significant exchange rate fluctuation related to the Russian rouble during the first months of the conflict and the possibility of significant exchange rate volatility in the future;
•Potential disruptions of normal cashflow resulting from the removal of Russian and Belarusian banks from the SWIFT financial messaging network and regulations of the Russian and Belarusian governments;
•Disruptions of transport access to and from Russia, Belarus or Ukraine; and
•The suspension of our online retail shipments to Belarus and Ukraine.
We continue to assess all of our operations in Russia to ensure compliance with applicable sanctions, including most notably the U.S. ban on new investment in Russia.
See Part II, Item 1A. Risk Factors—Our business may also be affected by existing or future sanctions and export controls targeting Russia and other responses to Russia's invasion of Ukraine for additional information.
We are actively monitoring the situation in Ukraine. While the extent to which the Company’s future operations in Russia, Belarus and Ukraine will be impacted by the ongoing conflict is impossible to predict, the impact is not expected to be material to the Company’s results of operations, financial condition or cash flows.
Strategy
In March 2021, Carlos Alberini, our Chief Executive Officer, shared his updated strategic vision and implementation plan for execution, which included several key priorities to drive revenue and operating profit growth. These priorities are: (i) brand relevancy and brand elevation; (ii) product excellence; (iii) customer centricity; (iv) global footprint; and (v) functional capabilities; each as further described below:
Brand Relevancy and Brand Elevation. We continue to optimize our brand architecture to be relevant with our three target consumer groups: Heritage, Millennials, and Generation Z. We have developed and launched one global line of product for all categories. We elevated our brand and improved the quality and sustainability of our products, allowing us to realize more full-priced sales and rely less on promotional activity. We continue to use unique go-to-market strategies and execute celebrity and influencer partnerships and collaborations as we believe that they are critical to engage more effectively with a younger and broader audience.
Product Excellence. We believe product is a key factor of success in our business. We strive to design and make great products and will extend our product offering to provide our customers with products for the different occasions of their lifestyles. We will seek to better address local product needs.
Customer Centricity. We continue to place the customer at the center of everything we do. We plan to implement processes and platforms to provide our customers with a seamless omni-channel experience and expand our digital business.
Global Footprint. We continue to expand the reach of our brands by optimizing the productivity and profitability of our current footprint and expanding our distribution channels.
Functional Capabilities. We continue to drive operational improvements to leverage and support our global business more effectively, primarily in the areas of logistics, sourcing, product development and production, inventory management, and overall infrastructure.

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
During fiscal 2022, the Board of Directors terminated our previous 2012 $500 million share repurchase program (which had $47.8 million capacity remaining) and authorized a new $200 million share repurchase program. On March 14, 2022, the Board of Directors expanded the repurchase authorization by $100.0 million, leaving an available capacity of $249.0 million at that time. On March 18, 2022, in connection with this expanded authorization, we entered into an accelerated share repurchase agreement (the "2022 ASR Contract) with a financial institution (in such capacity, the "2022 ASR Counterparty") to repurchase an aggregate $175.0 million of our common stock. Under the 2022 ASR Contract, we made a payment of $175.0 million to the 2022 ASR Counterparty and received an initial delivery of approximately 3.3 million shares of our common stock on March 21, 2022. We received a final settlement of an additional 5.2 million shares under the 2022 ASR Contract on June 24, 2022. Refer to “Part I, Item 1. Financial Statements – Note 4 – Stockholders' Equity” for further information on the 2022 ASR Contract. During the six months ended July 30, 2022, we also repurchased approximately 0.5 million shares of our common stock in open market transactions totaling $11.7 million.
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

Other
We operate on a 52/53-week fiscal year calendar which ends on the Saturday nearest to January 31 of each year. The six months ended July 30, 2022 had the same number of days as the six months ended July 31, 2021.
Executive Summary
Overview
Net earnings attributable to Guess?, Inc. decreased 60.8% to $24.0 million, or diluted net earnings per share (“EPS”) of $0.35 per common share, for the quarter ended July 30, 2022, compared to $61.1 million, or diluted EPS of $0.91 per common share, for the quarter ended July 31, 2021.
During the quarter ended July 30, 2022, we recognized $1.9 million in asset impairment charges; $0.9 million in net gains on lease modifications; $1.3 million for certain professional service and legal fees and related (credits) costs; and $2.8 million for certain discrete income tax adjustments (or a combined $1.1 million positive impact after considering the related income tax benefit of $0.6 million); and we excluded the dilutive share impact of the Notes in our adjusted diluted EPS (or a combined $0.04 negative per share impact). Excluding the impact of these items, adjusted net earnings attributable to Guess?, Inc. was $22.9 million and adjusted diluted EPS was $0.39 per common share for the quarter ended July 30, 2022.
During the quarter ended July 31, 2021, we recognized $1.5 million in asset impairment charges; $0.4 million in net gains on lease modifications; $0.1 million for certain professional services and legal fees and related (credits) costs; $2.8 million of amortization of debt discount related to our Notes; and $0.1 million for certain discrete income tax adjustments (or a combined $3.0 million, or $0.05 per share, negative impact after considering the related income tax benefit of these adjustments of $1.0 million). Excluding the impact of these items, adjusted net earnings attributable to Guess?, Inc. was $64.1 million and adjusted diluted EPS was $0.96 per common share for the quarter ended July 31, 2021. References to financial results excluding the impact of these items are non-GAAP measures and are addressed below under “Non-GAAP Measures.”
Highlights of our performance for the quarter ended July 30, 2022 compared to the same prior-year quarter are presented below, followed by a more comprehensive discussion under “Results of Operations”:
Operations
•    Total net revenue increased 2.2% to $642.7 million for the quarter ended July 30, 2022, compared to $628.6 million in the same prior-year quarter. In constant currency, net revenue increased by 11.8%.
•    Gross margin (gross profit as a percentage of total net revenue) decreased 470 basis points to 42.1% for the quarter ended July 30, 2022, compared to 46.8% in the same prior-year quarter.
•    Selling, general and administrative (“SG&A”) expenses as a percentage of total net revenue (“SG&A rate”) increased 80 basis points to 33.6% for the quarter ended July 30, 2022, compared to 32.8% in the same prior-year quarter. SG&A expenses increased 5.1% to $216.0 million for the quarter ended July 30, 2022, compared to $205.6 million in the same prior-year quarter.
•    During the quarter ended July 30, 2022, we recognized $1.9 million of asset impairment charges, compared to $1.5 million in the same prior-year quarter.
•    During the quarter ended July 30, 2022, we recorded $0.9 million net gains on lease modifications, compared to $0.4 million in the same prior-year quarter.
•    Operating margin decreased 560 basis points to 8.3% for the quarter ended July 30, 2022, compared to 13.9% in the same prior-year quarter. The decrease in operating margin was mainly driven by 200 basis points from higher markdowns, 110 basis points from lower rent relief and government subsidies, 110 basis points from currency headwinds and 70 basis points from higher store labor costs in Americas Retail and Europe. Earnings from operations decreased 38.8% to $53.4 million for the quarter ended July 30, 2022, compared to $87.4 million in the same prior-year quarter.

•    Other expense, net, totaled $9.1 million for the quarter ended July 30, 2022, compared to $1.0 million in the same prior-year quarter.
•    The effective income tax rate increased by 12.2% to 34.1% for the quarter ended July 30, 2022, compared to 21.9% in the same prior-year quarter.
Key Balance Sheet Accounts
•We had $174.4 million in cash and cash equivalents and no restricted cash as of July 30, 2022 compared to $458.9 million in cash and cash equivalents and $0.2 million in restricted cash at July 31, 2021.
◦As of July 30, 2022, we had $36.4 million in outstanding borrowings under our term loans and $58.3 million in outstanding borrowings under our credit facilities compared to $55.0 million in outstanding borrowings under our term loans and no outstanding borrowings under our credit facilities as of July 31, 2021.
◦During the six months ended July 30, 2022, we made a payment of $175.0 million for share repurchases under the 2022 ASR Contract. During the six months ended July 31, 2021, there were no share repurchases.
•Accounts receivable consists of trade receivables relating primarily to our wholesale business in Europe and, to a lesser extent, to our wholesale businesses in the Americas and Asia, royalty receivables relating to our licensing operations, credit card and retail concession receivables related to our retail businesses and certain other receivables. Accounts receivable increased by $1.7 million, or 0.6%, to $301.7 million as of July 30, 2022 compared to $299.9 million at July 31, 2021. On a constant currency basis, accounts receivable increased by $44.8 million, or 14.9%, when compared to July 31, 2021.
•Inventory increased by $105.2 million, or 24.5%, to $535.5 million as of July 30, 2022, from $430.3 million at July 31, 2021. On a constant currency basis, inventory increased by $164.6 million, or 38.3%, when compared to July 31, 2021. The increase was mainly driven by our initiative to mitigate supply chain disruptions by ordering products earlier.
Global Store Count
During the quarter ended July 30, 2022, together with our partners, we opened 27 new stores worldwide, consisting of 18 stores in Europe and the Middle East, five stores in Asia and the Pacific, and four stores in the Americas. Together with our partners, we closed 34 stores worldwide, consisting of 18 stores in Europe and the Middle East, 11 stores in Asia and the Pacific, and five stores in the Americas.
We ended the second quarter of fiscal 2023 with stores and concessions worldwide comprised as follows:

	Stores			Concessions
Region	Total	Directly-Operated	Partner Operated	Total	Directly-Operated	Partner Operated
United States	243	243	—	—	—	—
Canada	73	73	—	—	—	—
Central and South America	102	68	34	29	29	—
Total Americas	418	384	34	29	29	—
Europe and the Middle East	795	560	235	51	51	—
Asia and the Pacific	418	120	298	254	113	141
Total	1,631	1,064	567	334	193	141
Of the total stores, 1,347 were GUESS? stores, 186 were GUESS? Accessories stores, 59 were G by GUESS (GbG) stores and 39 were MARCIANO stores.

Results of Operations
Three Months Ended July 30, 2022 and July 31, 2021
Consolidated Results
The following presents our condensed consolidated statements of income (in thousands, except per share data):

	Three Months Ended
	Jul 30, 2022		Jul 31, 2021		$ change	% change
Net revenue	$642,690	100.0%	$628,624	100.0%	$14,066	2.2%
Cost of product sales	372,189	57.9%	334,538	53.2%	37,651	11.3%
Gross profit	270,501	42.1%	294,086	46.8%	(23,585)	(8.0%)

Selling, general and administrative expenses	216,043	33.6%	205,617	32.8%	10,426	5.1%
Asset impairment charges	1,919	0.3%	1,501	0.2%	418	27.8%
Net gains on lease modifications	(907)	(0.1%)	(420)	(0.1%)	(487)	116.0%
Earnings from operations	53,446	8.3%	87,388	13.9%	(33,942)	(38.8%)
Interest expense, net	(2,776)	(0.4%)	(5,548)	(0.9%)	2,772	(50.0%)
Other expense, net	(9,053)	(1.4%)	(1,001)	(0.1%)	(8,052)	804.4%
Earnings before income tax expense	41,617	6.5%	80,839	12.9%	(39,222)	(48.5%)
Income tax expense	14,177	2.2%	17,692	2.9%	(3,515)	(19.9%)
Net earnings	27,440	4.3%	63,147	10.0%	(35,707)	(56.5%)
Net earnings attributable to noncontrolling interests	3,478	0.6%	2,085	0.3%	1,393	66.8%
Net earnings attributable to Guess?, Inc.	$23,962	3.7%	$61,062	9.7%	(37,100)	(60.8%)

Net earnings per common share attributable to common stockholders:
Basic	$0.42		$0.94		$(0.52)
Diluted	$0.35		$0.91		$(0.56)

Effective income tax rate	34.1%		21.9%
Net Revenue. Net revenue increased by $14 million, or 2%, compared to the same prior-year quarter. In constant currency, net revenue increased by 12%. Roughly 50% of the increase was driven by higher wholesale shipments. Additionally, net new store openings, operation of stores this quarter that had been temporarily closed in the same prior-year quarter and positive store comp sales each contributed to roughly 15% of the increase. Currency translation fluctuations relating to our non-U.S. operations unfavorably impacted net revenue by $60.2 million compared to the same prior-year quarter.
Gross Margin. Gross margin decreased by 4.7% for the quarter ended July 30, 2022 compared to the same prior-year quarter, driven by a 390 basis point decrease in product margin and an 80 basis point increase in occupancy rate. The lower product margin was due to an unfavorable 200 basis point impact from higher markdowns and an unfavorable 110 basis point impact from currency impact. The higher occupancy rate was due to a 70 basis point unfavorable impact from lower rent relief and a 60 basis point unfavorable impact from higher store occupancy costs, partially offset by favorable leveraging of expenses from higher revenues.
Gross Profit. Gross profit decreased $24 million for the quarter ended July 30, 2022 compared to the same prior-year quarter. The decrease in gross profit was driven by $26 million of unfavorable impact from currency translation, $13 million due to higher markdowns, $5 million from unfavorable currency transactional impacts, $5 million due to lower rent relief and $4 million higher store occupancy expense, partially offset by $35 million of favorable impact due to higher revenues in constant currency.

Distribution costs include labor, inbound freight charges, purchasing costs and related overhead. Distribution costs related to supplying inventory to store locations within our retail business are included in cost of product sales. We also include net royalties received on our inventory purchases of licensed product as a reduction to cost of product sales. We generally exclude wholesale-related distribution costs from gross margin, including them instead in SG&A expenses. Additionally, we include retail store occupancy costs in cost of product sales. As a result, our gross margin may not be comparable to that of other entities. To ensure expenses are separated appropriately, we track activities at each distribution center location and record the costs associated with our shipments of goods either as cost of sales or as selling, general and administrative expenses, accordingly.
SG&A Rate. Our SG&A rate increased 0.8% for the quarter ended July 30, 2022 from the same prior-year quarter. The unfavorable change in SG&A rate was mainly driven by 70 basis points related to higher labor in Americas Retail and Europe and a 40 basis point unfavorable impact from lower government subsidies. These unfavorable impacts were partially offset by leveraging of expenses from higher revenues.
SG&A Expenses. SG&A expenses increased $10 million for the quarter ended July 30, 2022 from the same prior-year quarter. The increase in SG&A expenses, which included a favorable impact from currency translation, was mainly driven by $7 million of higher store selling expenses in Americas Retail and Europe and $3 million of lower government subsidies. Currency translation fluctuations relating to our foreign operations favorably impacted SG&A expenses by $18 million.
Asset Impairment Charges. During the quarters ended July 30, 2022 and July 31, 2021, we recognized $1.9 million and $1.5 million, respectively, of property and equipment and operating lease right-of-use assets impairment charges related to certain retail locations resulting from under-performance and expected store closures.
Net Gains on Lease Modifications. During the quarters ended July 30, 2022 and July 31, 2021, we recorded net gains on lease modifications of $0.9 million and $0.4 million, respectively, related primarily to the early termination of lease agreements for certain retail locations.
Operating Margin. Operating margin decreased 5.6% for the quarter ended July 30, 2022 compared to the same prior-year quarter. The decrease in operating margin was due to unfavorable impacts of 200 basis points from higher markdowns, 110 basis points from lower rent relief and government subsidies, 110 basis points from currency translation fluctuations and 70 basis points from higher store labor costs in Americas Retail and Europe. Excluding the impact of higher asset impairment charges, certain professional service and legal fees and related (credits) costs and net gains on lease modifications, our operating margin would have decreased 5.4% compared to the same prior-year quarter.
Earnings from Operations.   Earnings from operations decreased by $34 million for the quarter ended July 30, 2022 compared to the same prior-year quarter. Currency translation fluctuations relating to our foreign operations unfavorably impacted earnings from operations by $8 million.
Other Expense, Net. Other expense, net for the quarter ended July 30, 2022 was $9 million compared to $1 million in the same prior-year quarter. The change was primarily due to higher net unrealized and realized losses from foreign currency exposures compared to the same prior-year quarter.
Income Tax Expense.  Income tax expense for the quarter ended July 30, 2022 was $14 million, or a 34.1% effective income tax rate, compared to $18 million, or a 21.9% effective income tax rate in the same prior-year quarter. Generally, income tax expense for the interim periods is computed using the income tax rate estimated to be applicable for the full fiscal year, adjusted for discrete items, which is subject to ongoing review and evaluation by management. The change in the effective income tax rate was primarily due to a decrease in earnings, which included losses in certain tax jurisdictions for which the Company did not recognize an income tax benefit, in fiscal 2023 compared to the same prior-year period.

Net Earnings Attributable to Guess?, Inc. Net earnings attributable to Guess?, Inc. decreased $37 million for the quarter ended July 30, 2022 compared to the same prior-year quarter. Diluted EPS decreased $0.56 for the quarter ended July 30, 2022 compared to the same prior-year quarter. We estimate a net positive impact of $0.06 from our adoption of the accounting guidance related to our Notes and share buybacks and a negative impact from currency of $0.17 on diluted EPS in the quarter ended July 30, 2022 when compared to the same prior-year quarter.
Refer to “Non-GAAP Measures” for an overview of our non-GAAP, or adjusted, financial results for the quarters ended July 30, 2022 and July 31, 2021. Excluding the impact of these non-GAAP items, adjusted net earnings attributable to Guess?, Inc. decreased $41 million and adjusted diluted EPS decreased $0.57 for the quarter ended July 30, 2022 compared to the same prior-year quarter. We estimate a net positive impact from our share buybacks of $0.05 and a negative impact from currency of $0.19 on adjusted diluted EPS in the quarter ended July 30, 2022 when compared to the same prior-year quarter.
Information by Business Segment
The following presents our net revenue and earnings (loss) from operations by segment (in thousands):

	Three Months Ended
	Jul 30, 2022	Jul 31, 2021	$ change	% change
Net revenue:
Americas Retail	$181,655	$186,297	$(4,642)	(2.5%)
Americas Wholesale	50,195	49,858	337	0.7%
Europe	336,707	322,723	13,984	4.3%
Asia	49,365	47,813	1,552	3.2%
Licensing	24,768	21,933	2,835	12.9%
Total net revenue	$642,690	$628,624	14,066	2.2%
Earnings (loss) from operations:
Americas Retail	$23,921	$37,916	(13,995)	(36.9%)
Americas Wholesale	11,442	12,944	(1,502)	(11.6%)
Europe	34,538	51,417	(16,879)	(32.8%)
Asia	(3,300)	(4,847)	1,547	(31.9%)
Licensing	21,206	20,154	1,052	5.2%
Total segment earnings from operations	87,807	117,584	(29,777)	(25.3%)
Corporate overhead	(33,349)	(29,115)	(4,234)	14.5%
Asset impairment charges	(1,919)	(1,501)	(418)	27.8%
Net gains on lease modifications	907	420	487	116.0%
Total earnings from operations	$53,446	$87,388	(33,942)	(38.8%)

Operating margins:
Americas Retail	13.2%	20.4%
Americas Wholesale	22.8%	26.0%
Europe	10.3%	15.9%
Asia	(6.7%)	(10.1%)
Licensing	85.6%	91.9%
Total Company	8.3%	13.9%
Americas Retail
Net revenue from our Americas Retail segment decreased by $5 million, or 2% for the quarter ended July 30, 2022 from the same prior-year quarter. In constant currency, net revenue decreased by 2% compared to the same prior-year quarter. The decrease in net revenue was driven by unfavorable impacts of $8 million from negative comparable sales, $3 million from lower e-commerce sales and $1 million from net permanent store closures. This was partially offset by favorable impacts of $8 million from the operation of stores this quarter that had been temporarily closed in the same prior-year quarter. Comparable sales (including e-

commerce) decreased 6% in U.S. dollars and 5% in constant currency compared to the same prior-year quarter. The inclusion of our e-commerce sales decreased the comparable sales percentage by 1% in U.S. dollars and a minimal impact in constant currency. As of July 30, 2022, we directly operated 384 stores in the Americas compared to 389 stores at July 31, 2021, excluding concessions, which represents a 1% decrease from the same prior-year quarter. Currency translation fluctuations relating to our non-U.S. retail stores and e-commerce sites had an unfavorable impact on net revenue of $1.8 million.
Operating margin decreased 7.2% for the quarter ended July 30, 2022 from the same prior-year quarter. Approximately 350 basis points of the decrease was driven by higher markdowns, 300 basis points was due to the unfavorable impact of negative comps, 140 basis points was due to higher store labor costs and 130 basis points was due to lower COVID-19 relief compared to the same prior-year quarter. This was partially offset by 230 basis points of favorable impact from higher initial markups.
Earnings from operations from our Americas Retail segment decreased by $14 million, or 37% for the quarter ended July 30, 2022 from the same prior-year quarter. The decrease was driven by a $6 million decrease from higher markdowns, a $4 million decrease from lower revenue, a $2 million decrease from higher store labor costs, and a $2 million decrease from lower COVID-19 relief. This was partially offset by a $4 million increase driven by higher initial markups.
Americas Wholesale
Net revenue from our Americas Wholesale segment increased by $0.3 million, or 1% for the quarter ended July 30, 2022 from the same prior-year quarter. In constant currency, net revenue increased by 2%. The increase in net revenues was driven by $6 million of favorable impact from higher shipments in our Central and South American business, mainly driven by increased sales in Mexico. This was partially offset by a $6 million unfavorable impact from our U.S. wholesale business. Currency translation fluctuations relating to our non-U.S. wholesale businesses had an unfavorable impact on net revenue of $1 million.
Operating margin decreased 3.2% for the quarter ended July 30, 2022 compared to the same prior-year quarter. The decrease in operating margin was mainly driven by higher markdowns.
Earnings from operations from our Americas Wholesale segment decreased by $2 million, or 12% for the quarter ended July 30, 2022 from the same prior-year quarter, mainly driven by $2 million of higher markdowns.
Europe
Net revenue from our Europe segment increased by $14 million, or 4% for the quarter ended July 30, 2022 compared to the same prior-year quarter. In constant currency, net revenue increased by 21%. The increase in net revenue was mainly driven by $36 million higher wholesale revenue, $15 million from positive comparable store sales and $8 million in net new store openings, partially offset by $52 million of unfavorable currency translation fluctuations. Comparable sales (including e-commerce) decreased 4% in U.S. dollars and increased 10% in constant currency compared to the same prior-year quarter. The inclusion of our e-commerce sales negatively impacted the comparable sales percentage by 1% in U.S. dollars and and 2% in constant currency. As of July 30, 2022, we directly operated 560 stores in Europe compared to 524 stores at July 31, 2021, excluding concessions, which represents a 7% increase from the same prior-year quarter.
Operating margin decreased 5.6% for the quarter ended July 30, 2022 compared to the same prior-year quarter. The decrease in operating margin was almost entirely driven by a lower product margin. The decrease in product margin was mainly driven by a 210 basis point impact from currency translation fluctuations, a 170 basis point impact from lower initial markups and a 120 basis point impact from higher markdowns.
Earnings from operations from our Europe segment decreased by $17 million, or 33% for the quarter ended July 30, 2022 compared to the same prior-year quarter. The decrease in operating profit was mainly driven by $13 million of unfavorable currency impacts, including $8 million of unfavorable translation impact, $6 million of lower initial markups and $4 million due to higher markdowns, partially offset by the favorable impact of higher revenues.

Asia
Net revenue from our Asia segment increased by $2 million, or 3% for the quarter ended July 30, 2022 from the same prior-year quarter. In constant currency, net revenue increased by 15%. The increase in net revenue was driven by $3 million due to positive comparable store sales, $3 million in higher revenues in Australia, and $1 million from higher revenue in South Korea as a result of the direct operation of certain new stores in South Korea, which we recently acquired from our wholesale partners. This was partially offset by $6 million of unfavorable currency translation impact. Comparable sales (including e-commerce) decreased 2% in U.S. dollars and increased 10% in constant currency compared to the same prior-year quarter. The inclusion of our e-commerce sales negatively impacted the comparable sales percentage by 4% in U.S. dollars and 3% in constant currency.
Operating margin increased 3.4% for the quarter ended July 30, 2022 from the same prior-year quarter, mainly driven by leveraging of expenses.
Loss from operations from our Asia segment decreased by $2 million, or 32% for the quarter ended July 30, 2022 compared to the same prior-year quarter, mainly driven by higher revenues. Currency translation fluctuations relating to our Asia operations favorably impacted the loss from operations by $0.2 million.
Licensing
Net royalty revenue from our Licensing segment increased by $3 million, or 13% for the quarter ended July 30, 2022 from the same prior-year quarter, mainly driven by higher royalties in our handbag category.
Earnings from operations from our Licensing segment increased by $1 million, or 5% for the quarter ended July 30, 2022 from the same prior-year quarter. The increase was driven by the favorable impact to earnings from higher revenues.
Corporate Overhead
Unallocated corporate overhead increased by $4 million, or 15% for the quarter ended July 30, 2022 compared to the same prior-year quarter, primarily due to higher personnel expenses and certain professional service and legal fees and related (credits) costs.

Six months ended July 30, 2022 and July 31, 2021
Consolidated Results
The following presents our condensed consolidated statements of income (in thousands, except per share data):

	Six Months Ended
	Jul 30, 2022		Jul 31, 2021		$ change	% change
Net revenue	$1,236,163	100.0%	$1,148,626	100.0%	$87,537	7.6%
Cost of product sales	718,513	58.1%	642,982	56.0%	75,531	11.7%
Gross profit	517,650	41.9%	505,644	44.0%	12,006	2.4%

Selling, general and administrative expenses	425,874	34.4%	392,301	34.1%	33,573	8.6%
Asset impairment charges	3,463	0.3%	1,942	0.2%	1,521	78.3%
Net gains on lease modifications	(1,508)	(0.1%)	(2,565)	(0.2%)	1,057	(41.2%)
Earnings from operations	89,821	7.3%	113,966	9.9%	(24,145)	(21.2%)
Interest expense, net	(5,295)	(0.4%)	(11,100)	(1.0%)	5,805	(52.3%)
Other expense, net	(25,505)	(2.1%)	(3,702)	(0.4%)	(21,803)	589.0%
Earnings before income tax expense	59,021	4.8%	99,164	8.6%	(40,143)	(40.5%)
Income tax expense	21,127	1.7%	23,147	2.0%	(2,020)	(8.7%)
Net earnings	37,894	3.1%	76,017	6.6%	(38,123)	(50.2%)
Net earnings attributable to noncontrolling interests	5,962	0.5%	2,949	0.2%	3,013	102.2%
Net earnings attributable to Guess?, Inc.	$31,932	2.6%	$73,068	6.4%	(41,136)	(56.3%)

Net earnings (loss) per common share attributable to common stockholders:
Basic	$0.54		$1.13		$(0.59)
Diluted	$0.46		$1.10		$(0.64)

Effective income tax rate	35.8%		23.3%
Net Revenue. Net revenue increased by $88 million or 8%, compared to the same prior-year period. In constant currency, net revenue increased by 16%. Roughly 40% of the increase was driven by higher wholesale revenue, 30% from the operation of stores in the current year period that had been temporarily closed in the same prior-year period, slightly over 10% from net new store openings and less than 10% from positive store comparable sales.
Gross Margin. Gross margin decreased 2.1% for the six months ended July 30, 2022 compared to the same prior-year period. The decrease in gross margin was driven entirely by lower product margin. The product margin decrease was driven by 100 basis points due to higher markdowns, 90 basis points of unfavorable currency impacts and 60 basis points of lower initial markups. Overall, occupancy rate remained relatively flat, driven by lower COVID relief compared to the same prior-year period, offset by leveraging of expenses.
Gross Profit. Gross profit increased $12 million for the six months ended July 30, 2022 compared to the same prior-year period. The increase in gross profit was driven by $92 million due to higher net revenue in constant currency, partially offset by $43 million of unfavorable currency translational impact, $12 million of higher markdowns, $9 million of lower COVID relief compared to the prior year, $7 million of unfavorable transactional currency impact and $7 million of lower initial markups.
Distribution costs include labor, inbound freight charges, purchasing costs and related overhead. Distribution costs related to supplying inventory to store locations within our retail business are included in cost of product sales. We also include net royalties received on our inventory purchases of licensed product as a reduction to cost of product sales. We generally exclude wholesale-related distribution costs from gross margin, including them instead in SG&A expenses. Additionally, we include retail store occupancy costs in cost of product sales. As a result, our gross margin may not be comparable to that of other entities. To ensure expenses are separated appropriately, we track activities at each distribution center location and record the costs associated with our shipments of goods either as cost of sales or as selling, general and administrative expenses, accordingly.
SG&A Rate. Our SG&A rate increased 0.3% for the six months ended July 30, 2022 from the same prior-year period. The unfavorable change in SG&A rate was due to a 100 basis point impact from higher store selling expenses and a 30 basis point impact from higher expenses related to certain professional service and legal fees and related (credits) costs, partially offset by higher revenues.
SG&A Expenses. SG&A expenses increased by $34 million for the six months ended July 30, 2022 from the same prior-year period. The increase in SG&A expenses, which included a favorable impact from currency translation, was mainly driven by $25 million of higher store selling expenses in Americas Retail and Europe and $4 million of higher expenses related to certain professional service and legal fees and related (credits) costs. Currency translation fluctuations relating to our foreign operations favorably impacted SG&A expenses by $28 million.
Asset Impairment Charges. During the six months ended July 30, 2022 and July 31, 2021, we recognized $3.5 million and $1.9 million, respectively, of property and equipment and operating lease right-of-use assets impairment charges related to certain retail locations resulting from under-performance and expected store closures.
Net Gains on Lease Modifications. During the six months ended July 30, 2022 and July 31, 2021, we recorded net gains on lease modifications of $1.5 million and $2.6 million, respectively, related primarily to the early termination of lease agreements for certain retail locations.
Operating Margin. Operating margin decreased 2.6% for the six months ended July 30, 2022 compared to the same prior-year period. The decrease in operating margin was driven by a 110 basis point impact from currency impacts, a 100 basis point impact from higher markdowns, a 100 basis point impact from higher store labor costs, and a 90 basis point impact from lower rent relief and government subsidies, partially offset by leveraging of expenses from higher revenues. Higher expenses related to certain professional service and legal fees and related (credits) costs unfavorably impacted operating margin by 30 basis points. Excluding the impact of higher asset impairment charges and certain professional service and legal fees and related (credits) costs and lower net gains on lease modifications, our operating margin would have decreased 2.1% compared to the same prior-year period.
Earnings from Operations.   Earnings from operations decreased by $24 million for the six months ended July 30, 2022 compared to the same prior-year period. Currency translation fluctuations relating to our foreign operations unfavorably impacted earnings from operations by $14 million.
Other Expense, Net. Other expense, net for the six months ended July 30, 2022 was $26 million compared to $4 million in the same prior-year period. The change was primarily due to higher net unrealized and realized losses from foreign currency exposures and, to a lesser extent, net unrealized losses on our Supplemental Executive Retirement Plan (“SERP”) related assets compared to net unrealized gains in the same prior-year period.
Income Tax Expense.  Income tax expense for the six months ended July 30, 2022 was $21 million, or a 35.8% effective income tax rate, compared to income tax expense of $23 million, or a 23.3% effective income tax rate, in the same prior-year period. Generally, income tax expense for the interim periods is computed using the income tax rate estimated to be applicable for the full fiscal year, adjusted for discrete items, which is subject to ongoing review and evaluation by management. The change in the effective income tax rate was primarily due to a decrease in earnings, which included losses in certain tax jurisdictions for which the Company did not recognize an income tax benefit, in fiscal 2023 compared to the same prior-year period.
Net Earnings Attributable to Guess?, Inc. Net earnings attributable to Guess?, Inc. decreased $41 million for the six months ended July 30, 2022 compared to the same prior-year period. Diluted EPS decreased $0.64 for the six months ended July 30, 2022 compared to the same prior-year period. We estimate a net positive impact from our adoption of new accounting guidance related to our Notes and share buybacks of $0.09 and a negative impact from currency of $0.31 on diluted EPS in the six months ended July 30, 2022 when compared to the same prior-year period.
Refer to “Non-GAAP Measures” for an overview of our non-GAAP, or adjusted, financial results for the six months ended July 30, 2022 and July 31, 2021. Excluding the impact of these non-GAAP items, adjusted net earnings attributable to Guess?, Inc. decreased $40 million and adjusted diluted EPS decreased $0.55 for the six months ended July 30, 2022 compared to the same prior-year period. We estimate a net positive impact from our share buybacks of $0.06 and a net negative impact from currency of $0.33 on adjusted diluted EPS in the six months ended July 30, 2022 when compared to the same prior-year period.
Information by Business Segment
The following presents our net revenue and earnings (loss) from operations by segment (in thousands):

	Six Months Ended
	Jul 30, 2022	Jul 31, 2021	$ change	% change
Net revenue:
Americas Retail	$348,140	$341,832	$6,308	1.8%
Americas Wholesale	118,552	95,288	23,264	24.4%
Europe	612,716	564,575	48,141	8.5%
Asia	105,587	103,473	2,114	2.0%
Licensing	51,168	43,458	7,710	17.7%
Total net revenue	$1,236,163	$1,148,626	87,537	7.6%
Earnings (loss) from operations:
Americas Retail	$38,187	$58,190	(20,003)	(34.4%)
Americas Wholesale	28,839	24,499	4,340	17.7%
Europe	52,428	55,615	(3,187)	(5.7%)
Asia	(6,787)	(6,655)	(132)	2.0%
Licensing	45,650	39,585	6,065	15.3%
Total segment earnings from operations	158,317	171,234	(12,917)	(7.5%)
Corporate overhead	(66,541)	(57,891)	(8,650)	14.9%
Asset impairment charges	(3,463)	(1,942)	(1,521)	78.3%
Net gains on lease modifications	1,508	2,565	(1,057)	(41.2%)
Total earnings (loss) from operations	$89,821	$113,966	(24,145)	(21.2%)
Operating margins:
Americas Retail	11.0%	17.0%
Americas Wholesale	24.3%	25.7%
Europe	8.6%	9.9%
Asia	(6.4%)	(6.4%)
Licensing	89.2%	91.1%
Total Company	7.3%	9.9%
Americas Retail
Net revenue from our Americas Retail segment increased by $6 million, or 2% for the six months ended July 30, 2022 compared to the same prior-year period. In constant currency, net revenue increased by 2% compared to the same prior-year period. The increase in net revenue was driven by $17 million from the operation of stores during the current year period that had been temporarily closed in the same prior-year period. This was partially offset by $4 million for each of lower e-commerce sales and negative comparable sales, and $2 million of net permanent store closures. Comparable sales (including e-commerce) decreased 2% in U.S. dollars and constant currency compared to the same prior-year period. The inclusion of our e-commerce sales decreased the comparable sales percentage by 1% in U.S. dollars and constant currency. As of July 30, 2022, we directly operated 384 stores in the Americas compared to 389 stores at July 31, 2021, excluding concessions, which represents a 1% decrease from the same prior-year period. Currency translation fluctuations relating to our non-U.S. retail stores and e-commerce sites had an unfavorable impact on net revenue of $2 million.
Operating margin decreased 6.0% for the six months ended July 30, 2022 compared to the same prior-year period. Approximately 270 basis points of the decrease was driven by higher store labor costs, 260 basis points was due to higher markdowns, 140 basis points was due to lower rent relief and lower government subsidies and 120 basis points was due to negative store comparable sales. This was partially offset by higher initial markups.
Earnings from operations from our Americas Retail segment decreased $20 million for the six months ended July 30, 2022 compared to the same prior-year period. Higher store labor costs drove $9 million of the decrease, $9 million was due to higher markdowns, $5 million was due to lower rent relief and government subsidies and $4 million was due to negative comparable store sales. This was partially offset by higher initial markups.
Americas Wholesale
Net revenue from our Americas Wholesale segment increased by $23 million, or 24% for the six months ended July 30, 2022 from the same prior-year period. Approximately 45% of the increase was driven by our Mexico wholesale business, 40% from our U.S. wholesale business and 10% from our Canada wholesale business. Currency translation fluctuations relating to our non-U.S. wholesale businesses had an unfavorable impact on net revenue of $0.5 million.
Operating margin decreased 1.4% for the six months ended July 30, 2022 from the same prior-year period. The decrease in operating margin was driven by 280 basis points from higher markdowns and 90 basis points from lower government subsidies, partially offset by leverage from higher revenues.
Earnings from operations from our Americas Wholesale segment increased by $4 million for the six months ended July 30, 2022 from the same prior-year period. Approximately $9 million of the increase is due to higher revenue, partially offset by $3 million due to higher markdowns and $1 million from lower government subsidies.
Europe
Net revenue from our Europe segment increased by $48 million, or 9% for the six months ended July 30, 2022 from the same prior-year period. In constant currency, net revenue increased by 23%. The increase was driven by $48 million of higher wholesale shipments, $46 million from the operation of stores in the current year period that had been temporarily closed in the same prior-year period, $18 million of positive store comparable sales and $15 million of net new store openings, partially offset by $82 million of unfavorable currency translation impact. Comparable sales (including e-commerce) decreased 5% in U.S. dollars and increased 8% in constant currency compared to the same prior-year period. The inclusion of our e-commerce sales decreased the comparable sales percentage by 2% in U.S. dollars and 3% in constant currency. As of July 30, 2022, we directly operated 560 stores in Europe compared to 524 stores at July 31, 2021, excluding concessions, which represents a 7% increase from the same prior-year period.
Operating margin decreased 1.3% for the six months ended July 30, 2022 from the same prior-year period. The decrease in operating margin was driven by 270 basis points from lower initial markups, 230 basis points from unfavorable currency impacts and 100 basis points from lower rent relief and government subsidies, partially offset by favorable leverage from higher revenues.

Earnings from operations from our Europe segment decreased by $3 million, or 6% for the six months ended July 30, 2022 compared to the same prior-year period. The decrease in operating profit was mainly driven by $22 million of unfavorable currency impacts, including a $14 million unfavorable translation impact, a $16 million decrease in initial markups and a $6 million decrease in rent relief and lower government subsidies, partially offset by the favorable impact of higher revenues.
Asia
Net revenue from our Asia segment increased by $2 million, or 2% for the six months ended July 30, 2022 compared to the same prior-year period. In constant currency, net revenue increased by 11%. The increase in net revenue was driven by $9 million from the impact of the direct operation of certain new stores in South Korea, which we recently acquired from our wholesale partners, and $4 million from our Australia wholesales business, partially offset by $10 million from the negative impact of the COVID-19 pandemic in China. Comparable sales (including e-commerce) decreased 6% in U.S. dollars and increased 2% in constant currency compared to the same prior-year period. The inclusion of our e-commerce sales negatively impacted the comparable sales percentage by 2% in U.S. dollars and constant currency. Currency translation fluctuations relating to our Asian operations unfavorably impacted net revenue by $9 million.
Operating margin for the six months ended July 30, 2022 remained flat compared to the same prior-year period.
Loss from operations from our Asia segment increased by $0.1 million, or 2% for the six months ended July 30, 2022 from the same prior-year period. While we experienced approximately $5 million in lower profit in China due to the impact of the COVID-19 pandemic, this was largely offset by approximately $1 million favorable impact from each of our businesses in South Korea, Australia, and Singapore. Currency translation fluctuations relating to our Asia operations unfavorably impacted the loss from operations by $0.1 million.
Licensing
Net royalty revenue from our Licensing segment increased by $8 million, or 18% for the six months ended July 30, 2022 compared to the same prior-year period, mainly driven by higher royalties in our handbag category.
Earnings from operations from our Licensing segment increased by $6 million, or 15% for the six months ended July 30, 2022 compared to the same prior-year period. The increase was driven by the favorable impact to earnings from higher revenues.
Corporate Overhead
Unallocated corporate overhead increased by $9 million, or 15% for the six months ended July 30, 2022 from the same prior-year period, due to an increase of $4 million in expenses related to certain professional service and legal fees and related (credits) costs, an increase of $3 million due to higher personnel and performance based compensation and an increase of $1 million in advertising costs.
Non-GAAP Measures
The financial information presented in this Quarterly Report includes non-GAAP financial measures, such as adjusted results and constant currency financial information. For the three and six months ended July 30, 2022 and July 31, 2021, the adjusted results exclude the impact of certain professional service and legal fees and related (credits) costs, asset impairment charges, net gains on lease modifications, non-cash amortization of debt discount on our Notes, the related income tax impacts of these adjustments, the impact from changes in the income tax law on deferred income taxes in certain tax jurisdictions, net income tax settlements and adjustments to specific uncertain income tax positions, as well as certain discrete income tax adjustments related primarily to an intra-entity transfer of intellectual property rights to a wholly-owned Swiss subsidiary, in each case where applicable. These non-GAAP measures are provided in addition to, and not as alternatives for, our reported GAAP results.

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
A reconciliation of reported GAAP results to comparable non-GAAP results follows (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	Jul 30, 2022	Jul 31, 2021	Jul 30, 2022	Jul 31, 2021
Reported GAAP net earnings attributable to Guess?, Inc.	$23,962	$61,062	$31,932	$73,068
Certain professional service and legal fees and related (credits) costs[1]	1,260	109	5,677	1,187
Asset impairment charges[2]	1,919	1,501	3,463	1,942
Net gains on lease modifications[3]	(907)	(420)	(1,508)	(2,565)
Amortization of debt discount[4]	—	2,781	—	5,562
Discrete income tax adjustments[5]	(2,772)	81	416	228
Income tax impact from adjustments[6]	(589)	(1,036)	(1,870)	(1,471)
Total adjustments affecting net earnings attributable to Guess?, Inc.	(1,089)	3,016	6,178	4,883
Adjusted net earnings attributable to Guess?, Inc.	$22,873	$64,078	$38,110	$77,951

Net earnings per common share attributable to common stockholders:
GAAP diluted[7]	$0.35	$0.91	$0.46	$1.10
Adjusted diluted[7]	$0.39	$0.96	$0.62	$1.17
Weighted average common shares outstanding attributable to common stockholders:
GAAP diluted[7]	70,299	66,074	72,443	65,933
Adjusted diluted[7]	58,482	66,074	60,626	65,933
______________________________________________________________________
Notes:
1    Amounts recorded represent certain professional service and legal fees and related (credits) costs which we otherwise would not have incurred as part of our business operations.
2    Amounts represent asset impairment charges related primarily to impairment of property and equipment and operating lease right-of-use assets related to certain retail locations resulting from under-performance and expected store closures.
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
5    Amounts represent discrete income taxes related primarily to the adjustments from an intra-entity transfer of intellectual property rights to a wholly-owned Swiss subsidiary, impacts from cumulative valuation allowances and the income tax benefits from an income tax rate change due to net operating loss carrybacks.
6    The income tax effect of certain professional service and legal fees and related (credits) costs, asset impairment charges, net gains on lease modifications and the amortization of debt discount was based on the our assessment of deductibility using the statutory income tax rate (inclusive of the impact of valuation allowances) of the tax jurisdiction in which the charges were incurred.
7    Prior to adoption of ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40), for GAAP purposes, we incurred dilution above the initial strike price of our Notes of $25.78. At July 31, 2021, there was no dilution related to the Notes for the period.
We adopted ASU 2020-06 under the modified retrospective method as of January 30, 2022. Upon adoption, we prospectively utilize the if-converted method to calculate GAAP diluted EPS. For GAAP purposes, we incur dilution of our Notes based on the initial conversion rate associated with the Notes. For the three and six months ended July 30, 2022, shares used in computing diluted EPS increased by 11.8 million shares due to the change from the treasury stock method to the if-converted method. Diluted net income per share for the three and six months ended July 30, 2022 is calculated based on GAAP net income and diluted weighted-average shares of 70.3 million and 72.4 million, respectively, which also includes the potentially dilutive effect of our stock options, restricted stock units and the Notes.

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
Liquidity and Capital Resources
We use our liquidity globally primarily to fund our working capital, occupancy costs, interest payments on our debt, remodeling and rationalization of our retail stores, shop-in-shop programs, concessions, systems, infrastructure, compensation expenses, other existing operations, expansion plans, international growth and potential acquisitions and investments. If we experience a sustained decrease in consumer demand, we may require access to additional credit, which may not be available to us on commercially acceptable terms, or at all. Generally, our working capital needs are highest during the late summer and fall as our inventories increase before the holiday selling period. In addition, in the U.S., we need liquidity to fund share repurchases and payment of dividends to our stockholders.
During the six months ended July 30, 2022, we relied primarily on trade credit, available cash, real estate and other operating leases, finance leases, proceeds from our credit facilities and term loans and internally generated funds to finance our operations. We anticipate we will be able to satisfy our ongoing cash requirements for the foreseeable future, including at least the next 12 months, for working capital, capital expenditures, payments on our debt, finance leases and operating leases, as well as lease modification payments, potential acquisitions and investments, expected income tax payments, and share repurchases and dividend payments to stockholders, primarily with cash flow from operations and existing cash balances as supplemented by borrowings under our existing credit facilities and proceeds from our term loans, as needed. If we experience a sustained decrease in consumer demand related to the COVID-19 pandemic or to economic, political or other conditions or events, we may require access to additional credit, which may not be available to us on commercially acceptable terms or at all. (Such arrangements are described further in “Part I, Item 1. Financial Statements – Note 9 – Borrowings and Finance Lease Obligations” in the Form 10-Q.)
Due to the seasonality of our business and cash needs, we may increase borrowings under our established credit facilities from time-to-time during the next 12 months and beyond. On May 5, 2022, we entered into a €250 million revolving credit facility through a European subsidiary, which replaced certain European short-term borrowing arrangements. Refer to “Part I, Item 1. Financial Statements – Note 9 - Borrowings and Finance Lease Obligations” for further information.

We expect to settle the principal amount of our outstanding Notes in 2024 in cash and any excess in shares. Our outstanding Notes may be converted at the option of the holders as described in “Part I, Item 1. Financial Statements – Note 10 – Convertible Senior Notes and Related Transactions” of this Form 10-Q and in “Note 10 – Convertible Senior Notes and Related Transactions” of the Consolidated Financial Statements included in our Annual Report on Form 10-K. As of July 30, 2022, none of the conditions allowing holders of the Notes to convert had been met. Pursuant to one of these conditions, if our stock trading price exceeds 130% of the conversion price of the Notes (currently $25.39) for at least 20 trading days during the 30 consecutive trading-day period ending on, and including, the last trading day of any calendar quarter, holders of the Notes would have the right to convert their convertible notes during the next calendar quarter. In accordance with the terms of the indenture governing the Notes, we have adjusted the conversion rate and the conversion price of the Notes for quarterly dividends exceeding $0.1125 per share. Upon conversion, we will pay or deliver, as the case may be, cash, shares of our common stock or a combination of cash and shares of our common stock, at our election, in the manner and subject to the terms and conditions provided in the indenture governing the Notes. The convertible note hedge transaction we entered into in connection with our issuance of the Notes is expected generally to reduce the potential dilution upon conversion of the Notes and/or offset any cash payments we are required to make in excess of the principal amount of the Notes that are converted, as the case may be.
We have historically considered the undistributed earnings of our foreign subsidiaries to be indefinitely reinvested. As a result of the 2017 Tax Cuts and Jobs Act, we had a substantial amount of previously taxed earnings that could be distributed to the U.S. without additional U.S. taxation. We continue to evaluate our plans for reinvestment or repatriation of unremitted foreign earnings and regularly review our cash positions and determination of indefinite reinvestment of foreign earnings. If we determine that all or a portion of such foreign earnings are no longer indefinitely reinvested, we may be subject to additional foreign withholding taxes and U.S. state income taxes, beyond the one-time transition tax. As of July 30, 2022, we determined that approximately $18.3 million of such foreign earnings are no longer indefinitely reinvested. The incremental tax cost to repatriate these earnings to the U.S. is immaterial. We intend to indefinitely reinvest the remaining earnings from the our foreign subsidiaries for which a deferred income tax liability has not already been recorded. It is not practicable to estimate the amount of income tax that might be payable if these earnings were repatriated due to the complexities associated with the hypothetical calculation.
As of July 30, 2022, we had cash and cash equivalents of $174.4 million, of which approximately $27.9 million was held in the U.S. Excess cash and cash equivalents, which represent the majority of our outstanding balance, are held primarily in overnight deposit and short-term time deposit accounts and money market accounts. Please refer to “Forward-Looking Statements” discussed above and “Part I, Item 1A. Risk Factors” contained in our most recent Annual Report on Form 10-K for the fiscal year ended January 29, 2022 for a discussion of risk factors which could reasonably be likely to result in a decrease of internally generated funds available to finance capital expenditures and working capital requirements.
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

Six Months Ended July 30, 2022 and July 31, 2021
Operating Activities
Net cash provided by operating activities was $1.5 million for the six months ended July 30, 2022, compared to $43.0 million for the same prior-year period, or a deterioration of $41.5 million. This deterioration was driven primarily by lower cash flows generated from net earnings and unfavorable changes in working capital, partially offset by a favorable impact from net income adjusted for noncash items. The unfavorable changes in working capital were due primarily to higher inventory levels as we placed orders earlier in order to mitigate some of the supply chain disruptions.
Investing Activities
Net cash used in investing activities was $51.2 million for the six months ended July 30, 2022, compared to $20.8 million for the same prior-year period. Net cash used in investing activities for the six months ended July 30, 2022 related primarily to investments in existing store remodeling programs and retail expansion and, to a lesser extent, technology and other infrastructure.
The increase in cash used in investing activities was driven primarily by higher retail remodel and expansion costs and higher investments in technology and other infrastructure during the six months ended July 30, 2022 compared to the same prior-year period. During the six months ended July 30, 2022, we opened 36 directly-operated stores compared to 33 directly-operated stores that were opened in the same prior-year period.
Financing Activities
Net cash used in financing activities was $181.1 million for the six months ended July 30, 2022, compared to $26.6 million for the same prior-year period. Net cash used in financing activities for the six months ended July 30, 2022 related primarily to our entrance into the 2022 ASR Contract to repurchase an aggregate of $175.0 million of our common stock, repayments on borrowings and finance lease obligations and payment of dividends, partially offset by proceeds from borrowings.
Effect of Exchange Rates on Cash, Cash Equivalents and Restricted Cash
During the six months ended July 30, 2022, changes in foreign currency translation rates decreased our reported cash, cash equivalents and restricted cash balance by $10.3 million compared to a decrease of $5.7 million during the same prior-year period. Refer to “Foreign Currency Volatility” for further information on fluctuations in exchange rates.
Working Capital
As of July 30, 2022, we had net working capital (including cash and cash equivalents) of $338.7 million compared to $466.2 million at January 29, 2022 and $548.7 million at July 31, 2021.
Our primary working capital needs are for the current portion of lease liabilities, accounts receivable and inventory. The accounts receivable balance consists of trade receivables relating primarily to our wholesale business in Europe and, to a lesser extent, to our wholesale businesses in the Americas and Asia, royalty receivables relating to our licensing operations, credit card and retail concession receivables related to our retail businesses and certain other receivables. Accounts receivable increased by $1.7 million, or 0.6%, to $301.7 million as of July 30, 2022, from $299.9 million at July 31, 2021. On a constant currency basis, accounts receivable increased by $44.8 million, or 14.9%, when compared to July 31, 2021. As of July 30, 2022, approximately 52% of our total net trade receivables and 63% of our European net trade receivables were subject to credit insurance coverage, certain bank guarantees or letters of credit for collection purposes. Our credit insurance coverage contains certain terms and conditions specifying deductibles and annual claim limits. Inventory increased by $105.2 million, or 24.5%, to $535.5 million as of July 30, 2022, from $430.3 million at July 31, 2021. On a constant currency basis, inventory increased by $164.6 million, or 38.3%, when compared to July 31, 2021, driven primarily by management initiatives to mitigate supply chain disruptions, including accelerating product orders.

Capital Expenditures
Gross capital expenditures totaled $51.2 million, before deducting lease incentives of $0.8 million, for the six months ended July 30, 2022. This compares to gross capital expenditures of $21.6 million, before deducting lease incentives of $1.5 million, for the same prior-year period.
We will periodically evaluate strategic acquisitions and alliances and pursue those we believe will support and contribute to our overall growth initiatives.
Dividends
On August 24, 2022, we announced a regular quarterly cash dividend of $0.225 per share on our common stock. The cash dividend will be paid on September 23, 2022 to shareholders of record as of the close of business on September 7, 2022. In accordance with the terms of the indenture governing the Notes, we will adjust the conversion rate (which is expected to increase) and the conversion price (which is expected to decrease) of the Notes effective as of September 6, 2022.
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
On March 18, 2022, pursuant to existing share repurchase authorizations, we entered into the 2022 ASR Contract with the 2022 ASR Counterparty to repurchase an aggregate of $175.0 million of our common stock. Under the 2022 ASR Contract, we made a payment of $175.0 million to the 2022 ASR Counterparty and received an initial delivery of approximately 3.3 million shares of common stock on March 21, 2022. We received a final settlement of an additional 5.2 million shares under the 2022 ASR Contract on June 24, 2022.
During the three and six months ended July 30, 2022, we repurchased 5,196,027 and 8,985,603 shares, respectively, of our common stock under our 2021 Share Repurchase Program at an aggregate cost of $105.0 million and $186.7 million, respectively, which is inclusive of the shares repurchased under the 2022 ASR Contract. As of July 30, 2022, we had remaining authority under the 2021 Share Repurchase Program to purchase $62.3 million of our common stock. There were no shares repurchased under our 2012 Share Repurchase Program during the three and six months ended July 31, 2021.
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
The cash surrender values of the insurance policies were $66.4 million and $70.9 million as of July 30, 2022 and January 29, 2022, respectively, and were included in other assets in our condensed consolidated balance sheets. As a result of changes in the value of the insurance policy investments, we recorded unrealized losses of $0.2 million and $3.5 million in other income and expense during the three and six months ended July 30, 2022, respectively, and unrealized gains of $2.2 million in other income and expense during the three and six months ended July 31, 2021. The projected benefit obligation was $49.3 million and $49.4 million as of July 30, 2022 and January 29, 2022, respectively, and was included in accrued expenses and other long-term liabilities in our condensed consolidated balance sheets depending on the expected timing of payments. SERP benefit payments of $0.5 million and $1.0 million were made during the three and six months ended July 30, 2022, respectively. SERP benefit payments of $0.5 million and $1.0 million were made during the three and six months ended July 31, 2021, respectively.
Material Cash Requirements
As of July 30, 2022, there were no material changes to our material cash requirements from known contractual and other obligations, including commitments for capital expenditures, outside the ordinary course of business compared to the disclosures included under “Liquidity and Capital Resources - Material Cash Requirements” in Item Part II, Item 7 in our Form 10-K for the fiscal year ended January 29, 2022. Refer to “Part I, Item 1. Financial Statements – Note 9 – Borrowings and Finance Lease Obligations” and “Part I, Item 1. Financial Statements – Note 10 – Convertible Senior Notes and Related Transactions” for further information on these arrangements.
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
Recently Issued Accounting Guidance
Refer to “Part I, Item 1. Financial Statements – Note 1 – Basis of Presentation” for disclosures about recently issued accounting guidance.
ITEM 3.Quantitative and Qualitative Disclosures About Market Risk.
Exchange Rate Risk
More than two-thirds of product sales recorded for the six months ended July 30, 2022 were denominated in currencies other than the U.S. dollar. Our primary exchange rate risk relates to operations in Europe, Canada, South Korea, China, Hong Kong and Mexico. Changes in currencies affect our earnings in various ways. For further discussion on currency-related risk, please refer to our risk factors under “Part I, Item 1A. Risk Factors” contained in our most recent Annual Report on Form 10-K for the fiscal year ended January 29, 2022.
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
During the six months ended July 30, 2022, the total foreign currency translation adjustment decreased stockholders’ equity by $28.8 million, driven primarily by the strengthening of the U.S. dollar against the euro.
Foreign Currency Transaction Gains and Losses
Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency, including gains and losses on foreign exchange currency contracts (see below), are included in the condensed consolidated statements of income (loss). Net foreign currency transaction losses of $20.3 million and $8.2 million were included in the determination of net earnings for the six months ended July 30, 2022 and July 31, 2021, respectively.
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
Foreign Exchange Currency Contracts Designated as Cash Flow Hedges
During the six months ended July 30, 2022, we purchased U.S. dollar forward contracts in Europe totaling US$198.0 million that were designated as cash flow hedges. As of July 30, 2022, we had forward contracts outstanding for our European operations of US$249.0 million to hedge forecasted merchandise purchases, which are expected to mature over the next 17 months. Our foreign exchange currency contracts are recorded in our condensed consolidated balance sheet at fair value based on quoted market rates. Changes in the fair value of the U.S. dollar forward contracts, designated as cash flow hedges for forecasted merchandise purchases, are recorded as a component of accumulated other comprehensive income (loss) within stockholders’ equity and are recognized in cost of product sales in the period that approximates the time the hedged merchandise inventory is sold.
As of July 30, 2022, accumulated other comprehensive income (loss) related to foreign exchange currency contracts included a $13.8 million net unrealized gain, net of tax, of which $11.6 million will be recognized in cost of product sales over the following 12 months, at the then current values on a pre-tax basis, which can be different than the current quarter-end values.
As of July 30, 2022, the net unrealized gain of the remaining open forward contracts recorded in our condensed consolidated balance sheet was approximately $9.1 million.
At January 29, 2022, we had forward contracts outstanding for our European operations of US$146.0 million that were designated as cash flow hedges. At January 29, 2022, the net unrealized gain of these open forward contracts recorded in our condensed consolidated balance sheet was approximately $6.0 million.
Foreign Exchange Currency Contracts Not Designated as Hedging Instruments
We also have foreign exchange currency contracts that are not designated as hedging instruments for accounting purposes. Changes in fair value of foreign exchange currency contracts not designated as hedging instruments are reported in net earnings (loss) as part of other income (expense). For the six months ended July 30, 2022, we recorded a net gain of $3.1 million for our euro dollar foreign exchange currency contracts not designated as hedges, which has been included in other income (expense). As of July 30, 2022, we had euro foreign exchange currency contracts to purchase US$47.5 million expected to mature over the next 15 months. As of July 30, 2022, the net unrealized gain of these open forward contracts recorded in our condensed consolidated balance sheet was approximately $3.2 million.
At January 29, 2022, we had euro foreign exchange currency contracts to purchase US$19.0 million. At January 29, 2022, the net unrealized gain of these open forward contracts recorded in our condensed consolidated balance sheet was approximately $1.1 million.
Sensitivity Analysis
As of July 30, 2022, a sensitivity analysis of changes in foreign currencies when measured against the U.S. dollar indicates that, if the U.S. dollar had uniformly weakened by 10% against all of the U.S. dollar denominated foreign exchange derivatives totaling US$296.5 million, the fair value of the instruments would have decreased by $32.9 million. Conversely, if the U.S. dollar uniformly strengthened by 10% against all of the U.S. dollar denominated foreign exchange derivatives, the fair value of these instruments would have increased by $27.0 million. Any resulting changes in the fair value of the hedged instruments may be partially offset by changes in the fair value of certain balance sheet positions (primarily U.S. dollar denominated liabilities in our foreign operations) impacted by the change in the foreign currency rate. The ability to reduce the exposure of currencies on earnings depends on the magnitude of the derivatives compared to the balance sheet positions during each reporting cycle.
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
As of July 30, 2022, accumulated other comprehensive income (loss) related to the interest rate swap agreement included a net unrealized gain of $0.4 million net of tax, which will be recognized in interest expense over the following 12 months, at the then current values on a pre-tax basis, which can be different than the current quarter-end values. As of July 30, 2022, the net unrealized gain of the interest rate swap recorded in our condensed consolidated balance sheet was approximately $0.6 million. As of January 29, 2022, the net unrealized loss of the interest rate swap recorded in our condensed consolidated balance sheet was approximately $0.1 million.
Sensitivity Analysis
As of July 30, 2022, we had indebtedness related to term loans of $36.4 million, finance lease obligations of $21.7 million and the Mortgage Debt of $17.5 million. The term loans provide for annual interest rates ranging between 1.3% to 2.2%. The finance lease obligations are based on fixed interest rates derived from the respective agreements. The Mortgage Debt is covered by a separate interest rate swap agreement with a swap fixed interest rate of approximately 3.06% that matures in January 2026. The interest rate swap agreement is designated as a cash flow hedge and converts the nature of our Mortgage Debt from LIBOR floating-rate debt to fixed-rate debt.
The fair values of our debt instruments are based on the amount of future cash flows associated with each instrument discounted using our incremental borrowing rate. As of July 30, 2022 and January 29, 2022, the carrying value was not materially different from fair value, as the interest rates on our debt approximated rates currently available to us. The fair value of our Notes is determined based on inputs that are observable in the market and have been classified as Level 2 in the fair value hierarchy.
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
There was no change in our internal control over financial reporting during the second quarter of fiscal 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
As a result of Russia's invasion of Ukraine, the United States, the United Kingdom and the European Union, among others, have developed coordinated sanctions and export control measures targeting Russia, Belarus, and the Russian-controlled regions of Ukraine (Crimea, Donetsk, and Luhansk). These measures include: (i) blocking sanctions prohibiting dealings with various Russian senior government officials, and companies in various sectors important to the Russian economy, including major Russian financial institutions; (ii) expanded sectoral sanctions related to designated Russian entities’ ability to raise capital; (iii) the disconnection of certain Russian and Belarusian banks from the Society for Worldwide Interbank Financial Telecommunication (“SWIFT”) financial messaging network; (iv) a ban on new investment in Russia; (v) a ban on the provision of certain accounting, trust formation and management consulting services; (vi) bans on the import into the United States of certain Russian origin products, including various energy products; (vii) bans on the conduct of business or investment activity in the Russian-controlled Crimea, Donetsk and Luhansk regions of Ukraine; and (viii) restrictions on the export of various products to Russia and Belarus, including certain dual-use industrial and commercial products, and luxury goods. Additionally, certain logistics operators have imposed bans on direct air deliveries to Russia and restrictions on land deliveries to and from Russia, Belarus and Ukraine, none of which have had a material impact on our operations to date.
We are currently operating in Russia through wholesale and retail channels, and we have immaterial wholesale operations through local wholesale partners in Belarus and Ukraine. Our operations in Russia are operated primarily through Guess CIS, a majority-owned Russian subsidiary in which we had a 70% interest as of July 30, 2022 and January 29, 2022. Guess CIS currently operates 43 retail stores in Russia and acts as a distributor for our wholesale partners in Russia. We also operate in Russia through other local wholesale partners and by selling directly to retail customers through our European online store. Prior to February 2022, we also sold directly to retail customers in Ukraine and Belarus through our European online store. The local distributor through which we operate in Ukraine does not operate in the Russian-controlled Crimea, Donetsk, or Luhansk regions of Ukraine.
Our operations in Russia, Belarus, and Ukraine represented less than 3% of the Company’s total revenue for the year ended January 29, 2022 and for the six months ended July 30, 2022, with our operations in Russia comprising over 90% of this total revenue. As of July 30, 2022, our total assets in Russia, all of which are held by Guess CIS, represented less than 2% of our total assets, consisting primarily of leasehold right of use assets, store inventory, furnishings and fixtures and receivables. We only maintain inventory in Russia in an amount sufficient for operating our Russian retail stores. We do not maintain inventory or hold any other significant assets in Belarus or Ukraine.
The imposition of the current or possible future additional export controls and economic sanctions on transactions with Russia and Russian entities could limit or prevent us from (i) operating all or a portion of our business in Russia, (ii) performing under existing contracts involving our Russia business (including with respect to our Russian joint venture and the potential purchase by us of the remaining 30% interest held by our joint venture partner) or (iii) pursuing new business opportunities or maintaining adequate insurance coverage to protect our products and facilities in Russia. Additionally, the conflict in Ukraine could disrupt the operations of our distributor in that region and surrounding regions. Any of the foregoing could adversely affect our business, supply chain, partners or customers. In addition, the conflict between Russia and Ukraine could lead to disruption, instability and volatility in global markets and industries that could negatively impact our operations. The scope of the impact of sanctions, export controls and the ongoing conflict in Ukraine is impossible to predict at this time, and could have an adverse impact on our business.
Future changes to U.S. income tax or trade policies impacting multi-national companies could materially affect our financial condition and results of operations.
A significant portion of our product sales are generated outside of the U.S. In fiscal 2022, approximately 71% of our consolidated net product sales was generated by sales from outside of the U.S. In the long-term, we anticipate these international revenues will continue to grow as a percentage of our total business. The current political landscape has introduced greater uncertainty with respect to future income tax and trade regulations for U.S. companies with significant business and sourcing operations outside the U.S.
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
As a result of Russia's invasion of Ukraine, the United States, the United Kingdom and the European Union, among others, have developed coordinated sanctions and export control measures targeting Russia, Belarus, and the Russian-controlled regions of Ukraine (Crimea, Donetsk, and Luhansk). While these sanctions and export control measures have not significantly disrupted our sales in these regions, if the disruptions continue over a prolonged period, or if additional export controls or economic sanctions on transactions with Russia and Russian entities are imposed in the future our sales in these regions and our results of operations could be adversely impacted. For further information regarding the risks we face relating to Russia’s invasion of Ukraine, refer to “-Our business may also be affected by new sanctions and export controls targeting Russia and other responses to Russia's invasion of Ukraine.”

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Items (a) and (b) are not applicable.
Item (c). Issuer Purchases of Equity Securities
Our share repurchases during each fiscal month of the second quarter of fiscal 2023 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
May 1, 2022 to May 28, 2022
Repurchase program[1]	—	—	—	$62,267,634
Employee transactions[2]	229	$20.61	—
May 29, 2022 to July 2, 2022
Repurchase program[1]	5,196,027	$20.21	5,196,027	$62,267,634
Employee transactions[2]	204	$18.34	—
July 3, 2022 to July 30, 2022
Repurchase program[1]	—	—	—	$62,267,634
Employee transactions[2]	—	—	—
Total
Repurchase program[1]	5,196,027	$20.21	5,196,027
Employee transactions[2]	433	$19.54	—
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
On March 18, 2022, pursuant to existing stock repurchase authorizations, we entered into an accelerated share repurchase agreement (the “2022 ASR Contract”) with a financial institution (the ”2022 ASR Counterparty”) to repurchase an aggregate of $175.0 million of our common stock. Under the terms of the 2022 ASR Contract, we made a payment of $175.0 million and received an initial delivery of 3.3 million shares on March 21, 2022, representing approximately 40% ($70 million) of the total shares expected to be repurchased under the 2022 ASR Contract. The Company received a final settlement of an additional 5.2 million shares under the ASR on June 24, 2022, which is included in the number of shares purchased and average purchase price paid per share. Refer to “Part I, Item 1. Financial Statements – Note 4 – Stockholders' Equity” for further information.
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

3.3.	Fourth Amended and Restated Bylaws of the Registrant (incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on June 30, 2021).
*†10.1.	2004 Equity Incentive Plan (amended and restated as of March 26, 2022).
*†10.2.	Form of Non-Employee Director Restricted Stock Agreement Under the 2004 Equity Incentive Plan.
*†10.3.	Form of Non-Employee Director Restricted Stock Unit Agreement Under the 2004 Equity Incentive Plan.
†31.1.	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
†31.2.	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
††32.1.	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
††32.2.	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
†101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
†101.SCH	XBRL Taxonomy Extension Schema Document
†101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
†101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
†101.LAB	XBRL Taxonomy Extension Label Linkbase Document
†101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
†104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
_______________________________________________________________________________

*	Management Contract or Compensatory Plan
†	Filed herewith
††	Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Guess?, Inc.

Date:	September 2, 2022	By:	/s/ CARLOS ALBERINI
Carlos Alberini
Chief Executive Officer

Date:	September 2, 2022	By:	/s/ DENNIS SECOR
Dennis Secor
Interim Chief Financial Officer
(Principal Financial Officer)