Form 10-Q
period 2022-10-29
GUESS INC
filed 2022-12-02
CIK 912463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended October 29, 2022
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
As of November 28, 2022, the registrant had 54,447,857 shares of Common Stock, $0.01 par value per share, outstanding.

GUESS?, INC.
FORM 10-Q
i

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements.

GUESS?, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	Oct 29, 2022	Jan 29, 2022
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$174,065	$415,565
Accounts receivable, net	319,342	328,856
Inventories	574,574	462,295
Other current assets	82,553	77,378
Total current assets	1,150,534	1,284,094
Property and equipment, net	231,024	228,765
Goodwill	32,386	34,885
Deferred income tax assets	151,412	165,120
Operating lease right-of-use assets	614,705	685,799
Other assets	136,563	156,965
	$2,316,624	$2,555,628
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of borrowings and finance lease obligations	$39,626	$43,379
Accounts payable	322,967	325,797
Accrued expenses and other current liabilities	210,982	253,182
Current portion of operating lease liabilities	159,152	195,516
Total current liabilities	732,727	817,874
Convertible senior notes, net	298,731	270,595
Long-term debt and finance lease obligations	153,717	60,970
Long-term operating lease liabilities	519,594	582,757
Other long-term liabilities	150,733	160,289
Total liabilities	1,855,502	1,892,485
Redeemable noncontrolling interests	8,434	9,500

Commitments and contingencies (Note 13)

Stockholders’ equity:
Preferred stock, $.01 par value. Authorized 10,000,000 shares; no shares issued and outstanding	—	—
Common stock, $.01 par value. Authorized 150,000,000 shares; issued 142,771,598 and 142,771,946 shares; outstanding 54,443,172 and 62,697,032 shares as of October 29, 2022 and January 29, 2022, respectively	544	627
Paid-in capital	531,663	565,024
Retained earnings	1,194,038	1,158,664
Accumulated other comprehensive loss	(163,640)	(135,549)
Treasury stock, 88,328,426 and 80,074,914 shares as of October 29, 2022 and January 29, 2022, respectively	(1,143,777)	(966,108)
Guess?, Inc. stockholders’ equity	418,828	622,658
Nonredeemable noncontrolling interests	33,860	30,985
Total stockholders’ equity	452,688	653,643
	$2,316,624	$2,555,628

See accompanying notes to condensed consolidated financial statements.

GUESS?, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	Oct 29, 2022	Oct 30, 2021	Oct 29, 2022	Oct 30, 2021
Product sales	$605,656	$616,489	$1,790,651	$1,721,657
Net royalties	27,747	26,581	78,915	70,039
Net revenue	633,403	643,070	1,869,566	1,791,696
Cost of product sales	364,032	349,466	1,082,545	992,448
Gross profit	269,371	293,604	787,021	799,248
Selling, general and administrative expenses	212,927	223,775	638,801	616,076
Asset impairment charges	1,789	1,152	5,252	3,094
Net (gains) losses on lease modifications	(146)	3,006	(1,654)	441
Earnings from operations	54,801	65,671	144,622	179,637
Other income (expense):
Interest expense	(3,453)	(5,550)	(9,741)	(17,485)
Interest income	636	487	1,629	1,322
Other, net	(15,211)	(7,800)	(40,716)	(11,502)
Total other expense	(18,028)	(12,863)	(48,828)	(27,665)

Earnings before income tax expense	36,773	52,808	95,794	151,972
Income tax expense	11,616	20,441	32,743	43,588
Net earnings	25,157	32,367	63,051	108,384
Net earnings attributable to noncontrolling interests	3,322	2,487	9,284	5,436
Net earnings attributable to Guess?, Inc.	$21,835	$29,880	$53,767	$102,948

Net earnings per common share attributable to common stockholders:
Basic	$0.40	$0.46	$0.93	$1.58
Diluted	$0.34	$0.45	$0.80	$1.55

Weighted average common shares outstanding attributable to common stockholders:
Basic	53,894	64,373	57,300	64,248
Diluted	67,102	65,852	70,705	65,893

See accompanying notes to condensed consolidated financial statements.

GUESS?, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended		Nine Months Ended
	Oct 29, 2022	Oct 30, 2021	Oct 29, 2022	Oct 30, 2021
Net earnings	$25,157	$32,367	$63,051	$108,384
Other comprehensive income (loss) (“OCI”):
Foreign currency translation adjustment
Losses arising during the period	(9,281)	(7,907)	(38,082)	(15,374)
Derivative financial instruments designated as cash flow hedges
Gains arising during the period	6,998	3,072	17,683	6,486
Less income tax effect	(862)	(371)	(2,105)	(761)
Reclassification to net earnings for (gains) losses realized	(4,171)	1,342	(6,947)	2,764
Less income tax effect	462	(157)	756	(329)
Defined benefit plans
Foreign currency and other adjustments	165	54	243	139
Less income tax effect	(15)	(6)	(22)	(14)
Net actuarial loss amortization	13	106	55	317
Prior service credit amortization	(22)	(16)	(67)	(50)
Less income tax effect	1	(13)	(1)	(36)
Total comprehensive income	18,445	28,471	34,564	101,526
Less comprehensive income attributable to noncontrolling interests:
Net earnings	3,322	2,487	9,284	5,436
Foreign currency translation adjustment	404	(624)	(396)	(333)
Amounts attributable to noncontrolling interests	3,726	1,863	8,888	5,103
Comprehensive income attributable to Guess?, Inc.	$14,719	$26,608	$25,676	$96,423

See accompanying notes to condensed consolidated financial statements.

GUESS?, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended
	Oct 29, 2022	Oct 30, 2021
Cash flows from operating activities:
Net earnings	$63,051	$108,384
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	45,490	41,613
Amortization of debt discount	—	8,343
Amortization of debt issuance costs	1,303	1,035
Share-based compensation expense	16,547	15,068
Forward contract (gains) losses	2,301	(766)
Deferred income taxes	5,752	(119,853)
Net loss from impairment and disposition of long-term assets	6,023	4,972
Other items, net	24,955	14,797
Changes in operating assets and liabilities:
Accounts receivable	(22,156)	(22,301)
Inventories	(155,391)	(96,673)
Prepaid expenses and other assets	7,663	(23,045)
Operating lease assets and liabilities, net	(23,313)	(17,422)
Accounts payable and accrued expenses and other current liabilities	5,806	72,360
Other long-term liabilities	551	18,069
Net cash provided by (used in) operating activities	(21,418)	4,581
Cash flows from investing activities:
Purchases of property and equipment	(71,729)	(40,598)
Proceeds from sale of business and long-term assets	192	3,625
Net cash settlement of forward contract	—	(740)
Purchases of investments	(283)	(2,045)
Other investing activities	(149)	(617)
Net cash used in investing activities	(71,969)	(40,375)
Cash flows from financing activities:
Proceeds from borrowings	196,013	19,310
Repayments on borrowings and finance lease obligations	(97,657)	(25,077)
Debt issuance costs	(1,450)	—
Dividends paid	(39,344)	(22,121)
Noncontrolling interest capital distribution	(4,817)	(3,452)
Issuance of common stock, net of income tax withholdings on vesting of stock awards	2,223	2,846
Purchase of treasury stock	(186,747)	—
Net cash used in financing activities	(131,779)	(28,494)
Effect of exchange rates on cash, cash equivalents and restricted cash	(16,334)	(13,768)
Net change in cash, cash equivalents and restricted cash	(241,500)	(78,056)
Cash, cash equivalents and restricted cash at the beginning of the year	415,565	469,345
Cash, cash equivalents and restricted cash at the end of the period	$174,065	$391,289

Supplemental cash flow data:
Interest paid	$9,308	$9,009
Income taxes paid, net of refunds	$18,077	$107,687

Non-cash investing and financing activity:
Change in accrual of property and equipment	$(3,636)	$3,514
Assets acquired under finance lease obligations	$3,772	$2,854

See accompanying notes to condensed consolidated financial statements.

GUESS?, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)
(unaudited)

	For the three and nine months ended October 29, 2022
	Guess?, Inc. Stockholders’ Equity
	Common Stock					Treasury Stock
	Shares	Amount	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Shares	Amount	Nonredeemable Noncontrolling Interests	Total
Balance at January 29, 2022	62,697,032	$627	$565,024	$1,158,664	$(135,549)	80,074,914	$(966,108)	$30,985	$653,643
Cumulative adjustment from adoption of new accounting guidance	—	—	(43,078)	21,355	—	—	—	—	(21,723)
Net earnings	—	—	—	7,970	—	—	—	2,484	10,454
Other comprehensive loss, net of income tax of ($889)	—	—	—	—	(11,164)	—	—	(476)	(11,640)
Issuance of common stock under stock compensation plans	411,785	4	(3,608)	—	—	(411,785)	5,074	—	1,470
Issuance of stock under Employee Stock Purchase Plan	10,976	—	69	—	—	(10,976)	137	—	206
Share-based compensation	—	—	4,003	49	—	—	—	—	4,052
Dividends, net of forfeitures on non-participating securities	—	—	—	(13,659)	—	—	—	—	(13,659)
Share repurchases	(3,789,576)	(38)	38	—	—	3,789,576	(81,747)	—	(81,747)
Noncontrolling interest capital distribution	—	—	—	—	—	—	—	(4,817)	(4,817)
Equity forward contract issuance	—	—	(105,000)	—	—	—	—	—	(105,000)
Balance at April 30, 2022	59,330,217	$593	$417,448	$1,174,379	$(146,713)	83,441,729	$(1,042,644)	$28,176	$431,239
Cumulative adjustment from adoption of new accounting guidance	—	—	—	433	—	—	—	—	433
Net earnings	—	—	—	23,962	—	—	—	3,478	27,440
Other comprehensive loss, net of income tax of ($69)	—	—	—	—	(9,811)	—	—	(324)	(10,135)
Issuance of common stock under stock compensation plans	290,393	3	(3,392)	—	—	(290,393)	3,628	—	239
Issuance of stock under Employee Stock Purchase Plan	13,381	—	44	—	—	(13,381)	167	—	211
Share-based compensation	—	—	6,624	3	—	—	—	—	6,627
Dividends, net of forfeitures on non-participating securities	—	—	—	(13,881)	—	—	—	—	(13,881)
Share repurchases	(5,196,027)	(52)	52	—	—	5,196,027	(105,000)	—	(105,000)
Equity forward contract settlement	—	—	105,000	—	—	—	—	—	105,000
Balance at July 30, 2022	54,437,964	$544	$525,776	$1,184,896	$(156,524)	88,333,982	$(1,143,849)	$31,330	$442,173
Net earnings	—	—	—	21,835	—	—	—	3,322	25,157
Other comprehensive income (loss), net of income tax of ($414)	—	—	—	—	(7,116)	—	—	404	(6,712)
Issuance of common stock under stock compensation plans	(5,886)	—	27	—	—	5,538	(71)	—	(44)
Issuance of stock under Employee Stock Purchase Plan	11,094	—	(2)	—	—	(11,094)	143	—	141
Share-based compensation	—	—	5,862	6	—	—	—	—	5,868
Dividends, net of forfeitures on non-participating securities	—	—	—	(12,699)	—	—	—	—	(12,699)
Noncontrolling interest capital distribution	—	—	—	—	—	—	—	(1,196)	(1,196)
Balance at October 29, 2022	54,443,172	$544	$531,663	$1,194,038	$(163,640)	88,328,426	$(1,143,777)	$33,860	$452,688

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
October 29, 2022
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
Interim Financial Statements
In the opinion of management, the accompanying unaudited condensed consolidated financial statements of the Company contain all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the condensed consolidated balance sheets as of October 29, 2022 and January 29, 2022, and the condensed consolidated statements of income, comprehensive income, cash flows and stockholders’ equity for the three and nine months ended October 29, 2022 and October 30, 2021. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) for interim financial information and the instructions to Rule 10-01 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). Accordingly, they have been condensed and do not include all of the information and footnotes required by GAAP for complete financial statements. The results of operations and cash flows for the three and nine months ended October 29, 2022 are not necessarily indicative of the results of operations to be expected for the full fiscal year.
These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended January 29, 2022.
Fiscal Periods
The three and nine months ended October 29, 2022 had the same number of days as the three and nine months ended October 30, 2021. All references herein to “fiscal 2022” and “fiscal 2021” represent the results of the 52-week fiscal year ended January 29, 2022 and January 30, 2021, respectively. All references herein to “fiscal 2023” represent the 52-week fiscal year ending January 28, 2023.
Business Update, Market Trends and Uncertainties
Macroeconomic conditions, including rising inflation, higher interest rates, foreign exchange rate fluctuations, declines in consumer spending and the impact of the ongoing conflict in Ukraine and the COVID-19 pandemic continue to negatively impact the Company’s business. Additionally, the Company has experienced negative impacts to its global supply chains as a result of the COVID-19 pandemic and other factors, contributing to industry-wide higher product and freight costs. The Company has been working actively to mitigate these headwinds to the extent possible through a number of global supply chain initiatives. Furthermore, certain of the Company’s stores, primarily in Asia, were impacted by government mandated capacity restrictions and other measures to prevent the spread of COVID-19, resulting in the closure of a limited number of its directly operated stores as of October 29, 2022. The impact of these closures was minimal to the Company’s three and nine months ended October 29, 2022 results.
The Company continues to carefully monitor and respond to developments in market conditions, including by strategically managing expenses in order to protect profitability and to mitigate, to the extent possible, the effect of the supply chain disruptions. The duration and scope of these conditions cannot be predicted, and therefore, any anticipated negative financial impact to the Company’s operating results cannot be reasonably estimated.
Summary of Significant Accounting Policies
The accounting policies of the Company are set forth in further detail in Note 1 to the Company's Consolidated Financial Statements contained in the Company’s fiscal 2022 Annual Report on Form 10-K. The Company includes herein certain updates to those policies.
Use of Estimates
The preparation of the financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the amounts reported in the financial statements and disclosed in the accompanying notes. Significant areas requiring the use of management estimates relate to the allowances for doubtful accounts, sales return and markdown allowances, gift card and loyalty accruals, valuation of inventories, share-based compensation, income taxes, recoverability of deferred income taxes, unrecognized income tax benefits, the useful life of assets for depreciation and amortization, evaluation of asset impairment (including goodwill and long-lived assets, such as property and equipment and operating lease right-of-use (“ROU”) assets), pension obligations, workers’ compensation and medical self-insurance expense and accruals, litigation reserves and restructuring expense and accruals. These estimates and assumptions may change as a result of the impact of global economic conditions, such as the uncertainty regarding the impact of the COVID-19 pandemic, the ongoing Russia-Ukraine conflict, and global inflationary pressures, volatility in foreign exchange rates and declining consumer spending. Actual results could differ from those estimates. Revisions in estimates could materially impact the results of operations and financial position.
The COVID-19 pandemic and other global economic conditions have negatively impacted the Company’s business. The Company’s operations could continue to be impacted in ways the Company is not able to predict today due to the evolving situation. While the Company believes it has made reasonable accounting estimates based on the facts and circumstances available as of the reporting date, to the extent there are differences between these estimates and actual results, the Company’s results of operations and financial position could be materially impacted.
Revenue Recognition
The Company recognizes the majority of its revenue from its direct-to-consumer (brick-and-mortar retail stores and concessions as well as e-commerce) and wholesale distribution channels at a point in time when it satisfies a performance obligation and transfers control of the product to the respective customer.
The Company also recognizes royalty revenue from its trademark license agreements. The Company’s trademark license agreements represent symbolic licenses that are dependent on the Company’s continued support over the term of the license agreement. The amount of revenue that is recognized from the licensing arrangements is based on sales-based royalty and advertising fund contributions as well as specific fixed payments, where applicable. The Company’s trademark license agreements customarily provide for a multi-year initial term ranging from three to ten years and may contain options to renew prior to expiration for an additional multi-year period. The unrecognized portion of upfront payments is included in deferred royalties in accrued expenses and other long-term liabilities depending on the short or long-term nature of the payments to be recognized. As of October 29, 2022, the Company had $4.9 million and $11.3 million of deferred royalties related to these upfront payments included in accrued expenses and other current liabilities and other long-term liabilities, respectively. This compares to $5.1 million and $14.3 million of deferred royalties related to these upfront payments included in accrued expenses and other current liabilities and other long-term liabilities, respectively, at January 29, 2022. During the three and nine months ended October 29, 2022, the Company recognized $3.3 million and $10.0 million in net royalties related to the amortization of deferred royalties, respectively. During the three and nine months ended October 30, 2021, the Company recognized $3.5 million and $10.6 million in net royalties related to the amortization of deferred royalties, respectively.

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
As of October 29, 2022, approximately 47% of the Company’s total net trade accounts receivable and 61% of its European net trade receivables were subject to credit insurance coverage, certain bank guarantees or letters of credit for collection purposes. The Company’s credit insurance coverage contains certain terms and conditions specifying deductibles and annual claim limits. Management evaluates the creditworthiness of the counterparties to the credit insurance, bank guarantees, and letters of credit and records a provision for the risk of loss on these instruments based on these evaluations as considered necessary.
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
(2)    Lease Accounting
The Company primarily leases its showrooms, advertising, licensing, sales and merchandising offices, remote distribution and warehousing facilities and retail and factory outlet store locations under operating lease agreements expiring on various dates through January 2039. The Company also leases some of its equipment, as well as computer hardware and software, under operating and finance lease agreements expiring on various dates through September 2027.
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
In addition to the amounts as disclosed below, the Company has estimated additional operating lease commitments of approximately $15.6 million for leases where the Company has not yet taken possession of the underlying asset as of October 29, 2022. As such, the related operating lease ROU assets and operating lease liabilities have not been recognized in the Company’s condensed consolidated balance sheet as of October 29, 2022.
The components of leases are (in thousands):

		Oct 29, 2022	Jan 29, 2022
Assets	Balance Sheet Location
Operating	Operating lease right-of-use assets	$614,705	$685,799
Finance	Property and equipment, net	19,264	21,898
Total lease assets		$633,969	$707,697

Liabilities	Balance Sheet Location
Current:
Operating	Current portion of operating lease liabilities	$159,152	$195,516
Finance	Current portion of borrowings and finance lease obligations	5,888	5,806
Noncurrent:
Operating	Long-term operating lease liabilities	519,594	582,757
Finance	Long-term debt and finance lease obligations	14,559	17,137
Total lease liabilities		$699,193	$801,216

The components of lease costs are (in thousands):

		Three Months Ended		Nine Months Ended
	Income Statement Location	Oct 29, 2022	Oct 30, 2021	Oct 29, 2022	Oct 30, 2021
Operating lease costs	Cost of product sales	$43,361	$44,729	$131,450	$137,189
Operating lease costs	Selling, general and administrative expenses	6,000	6,300	18,582	18,846
Operating lease costs[1]	Net (gains) losses on lease modifications	(146)	3,006	(1,654)	441
Finance lease costs
Amortization of leased assets	Cost of product sales	21	5	60	33
Amortization of leased assets	Selling, general and administrative expenses	1,510	1,233	4,585	4,000
Interest on lease liabilities	Interest expense	209	474	747	1,103
Variable lease costs[2]	Cost of product sales	21,682	19,321	64,462	51,700
Variable lease costs[2]	Selling, general and administrative expenses	669	552	2,438	1,571
Short-term lease costs	Cost of product sales	87	99	273	330
Short-term lease costs	Selling, general and administrative expenses	1,722	1,341	4,600	3,635
Total lease costs		$75,115	$77,060	$225,543	$218,848
______________________________________________________________________
Notes:
1During the three and nine months ended October 29, 2022 and October 30, 2021, net (gains) losses on lease modifications related primarily to the early termination of lease agreements for certain of the Company’s retail locations. Operating lease costs for these retail locations prior to the early termination were included in cost of product sales.
2During the three and nine months ended October 29, 2022, variable lease costs included certain rent concessions of approximately $1.1 million and $4.6 million, respectively, received by the Company, primarily in Europe, related to the COVID-19 pandemic. During the three and nine months ended October 30, 2021, variable lease costs included certain rent concessions of approximately $2.6 million and $14.5 million, respectively, received by the Company, primarily in Europe, related to the COVID-19 pandemic.
Maturities of the Company’s operating and finance lease liabilities as of October 29, 2022 are (in thousands):

	Operating Leases
Maturity of Lease Liabilities	Non-Related Parties	Related Parties	Finance Leases	Total
Fiscal 2023	$53,046	$1,842	$2,142	$57,030
Fiscal 2024	167,666	7,766	6,950	182,382
Fiscal 2025	123,561	7,158	5,180	135,899
Fiscal 2026	92,423	6,766	4,788	103,977
Fiscal 2027	74,777	7,467	2,401	84,645
After fiscal 2027	190,441	28,294	725	219,460
Total lease payments	701,914	59,293	22,186	783,393
Less: Interest	70,574	11,887	1,739	84,200
Present value of lease liabilities	$631,340	$47,406	$20,447	$699,193

Other supplemental information is (in thousands):

Lease Term and Discount Rate	Oct 29, 2022
Weighted-average remaining lease term
Operating leases	6.1 years
Finance leases	3.8 years
Weighted-average discount rate
Operating leases	3.9%
Finance leases	4.7%

	Nine Months Ended
Supplemental Cash Flow Information	Oct 29, 2022	Oct 30, 2021
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$166,910	$167,444
New operating ROU assets obtained in exchange for lease liabilities	$106,427	$99,603
Impairment
During the three and nine months ended October 29, 2022, there were immaterial ROU asset impairment charges recorded primarily related to Europe. During the three and nine months ended October 30, 2021, there were $0.7 million ROU asset impairment charges recorded primarily related to Europe. The asset impairment charges were determined based on the excess of carrying value over the fair value of the ROU assets. The Company uses estimates of market participant rents to calculate fair value of the ROU assets. Refer to Note 15 for more information on the Company’s impairment testing.
(3)Earnings per Share
On January 30, 2022, the Company adopted the authoritative guidance which simplifies the accounting for convertible instruments and contracts in an entity’s own equity using the modified retrospective method. Following adoption, diluted earnings per share related to the Notes is calculated using the if-converted method. The number of dilutive shares is based on the conversion rate associated with the Notes.
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

The computation of basic and diluted net earnings per common share attributable to common stockholders is (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	Oct 29, 2022	Oct 30, 2021	Oct 29, 2022	Oct 30, 2021
Net earnings attributable to Guess?, Inc.	$21,835	$29,880	$53,767	$102,948
Less net earnings attributable to nonvested restricted stockholders	260	336	511	1,116
Net earnings attributable to common stockholders	21,575	29,544	53,256	101,832
Add interest expense related to the Notes	1,026	—	2,960	—
Net earnings attributable to common stockholders used in diluted computations	$22,601	$29,544	$56,216	$101,832

Weighted average common shares used in basic computations	53,894	64,373	57,300	64,248
Effect of dilutive securities:
Stock options and restricted stock units	1,309	1,479	1,506	1,645
The Notes	11,899	—	11,899	—
Weighted average common shares used in diluted computations	67,102	65,852	70,705	65,893

Net earnings per common share attributable to common stockholders:
Basic	$0.40	$0.46	$0.93	$1.58
Diluted	$0.34	$0.45	$0.80	$1.55
During the three months ended October 29, 2022 and October 30, 2021, equity awards granted for 1,319,998 and 1,341,973 shares, respectively, of the Company’s common stock and for the nine months ended October 29, 2022 and October 30, 2021, equity awards granted for 1,261,633 and 475,584 shares, respectively, of the Company’s common stock were outstanding but were excluded from the computation of diluted weighted average common shares and common equivalent shares outstanding because the assumed proceeds, as calculated under the treasury stock method, resulted in these awards being antidilutive. For the three and nine months ended October 29, 2022, the Company excluded 594,985 nonvested stock units which were subject to the achievement of performance-based or market-based vesting conditions from the computation of diluted weighted average common shares and common equivalent shares outstanding because these conditions were not achieved as of October 29, 2022. For the three and nine months ended October 30, 2021, there were 465,590 nonvested stock units subject to the achievement of market-based vesting conditions that were excluded from the computation of diluted weighted average common shares and common equivalent shares outstanding as the respective conditions were not achieved as of October 30, 2021.
Warrants to purchase approximately 11.6 million shares of the Company’s common shares at an initial strike price of $46.88 per share were outstanding as of October 29, 2022 and October 30, 2021. These warrants were excluded from the computation of diluted earnings per share since the warrants’ adjusted strike price was greater than the average market price of the Company’s common stock during the three and nine months ended October 29, 2022 and October 30, 2021.
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
During the three months ended October 29, 2022, there were no share repurchases. During the nine months ended October 29, 2022, the Company repurchased 8,985,603 shares of the Company’s common stock under the Company’s 2021 Share Repurchase Program at an aggregate cost of $186.7 million, which is inclusive of the shares repurchased under the 2022 ASR Contract. There were no shares repurchased under the Company’s 2021 or 2012 Share Repurchase Program during the three and nine months ended October 30, 2021. As of October 29, 2022, the Company had remaining authority under the 2021 Share Repurchase Program to purchase $62.3 million of its common stock.
Dividends
The following sets forth the cash dividend declared per share:

	Three Months Ended		Nine Months Ended
	Oct 29, 2022	Oct 30, 2021	Oct 29, 2022	Oct 30, 2021
Cash dividend declared per share	$0.2250	$0.1125	$0.6750	$0.3375
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

Accumulated Other Comprehensive Income (Loss)
The changes in accumulated other comprehensive income (loss), net of related income taxes, are (in thousands):

	Foreign Currency Translation Adjustment	Derivative Financial Instruments Designated as Cash Flow Hedges	Defined Benefit Plans	Total

	Three Months Ended Oct 29, 2022
Balance at July 30, 2022	$(163,862)	$14,240	$(6,902)	$(156,524)
Gains (losses) arising during the period	(9,685)	6,136	150	(3,399)
Reclassification to net earnings for gains realized	—	(3,709)	(8)	(3,717)
Net other comprehensive income (loss)	(9,685)	2,427	142	(7,116)
Balance at October 29, 2022	$(173,547)	$16,667	$(6,760)	$(163,640)

	Nine Months Ended Oct 29, 2022
Balance at January 29, 2022	$(135,861)	$7,280	$(6,968)	$(135,549)
Gains (losses) arising during the period	(37,686)	15,578	221	(21,887)
Reclassification to net earnings for gains realized	—	(6,191)	(13)	(6,204)
Net other comprehensive income (loss)	(37,686)	9,387	208	(28,091)
Balance at October 29, 2022	$(173,547)	$16,667	$(6,760)	$(163,640)

	Three Months Ended Oct 30, 2021
Balance at July 31, 2021	$(113,728)	$(602)	$(9,598)	$(123,928)
Gains (losses) arising during the period	(7,283)	2,701	48	(4,534)
Reclassification to net earnings for losses realized	—	1,185	77	1,262
Net other comprehensive income (loss)	(7,283)	3,886	125	(3,272)
Balance at October 30, 2021	$(121,011)	$3,284	$(9,473)	$(127,200)

	Nine Months Ended Oct 30, 2021
Balance at January 30, 2021	$(105,970)	$(4,876)	$(9,829)	$(120,675)
Gains (losses) arising during the period	(15,041)	5,725	125	(9,191)
Reclassification to net earnings for losses realized	—	2,435	231	2,666
Net other comprehensive income (loss)	(15,041)	8,160	356	(6,525)
Balance at October 30, 2021	$(121,011)	$3,284	$(9,473)	$(127,200)

Details on reclassifications out of accumulated other comprehensive income (loss) to net earnings are (in thousands):

	Three Months Ended		Nine Months Ended		Location of (Gain) Loss Reclassified from Accumulated OCI into Earnings
	Oct 29, 2022	Oct 30, 2021	Oct 29, 2022	Oct 30, 2021
Derivative financial instruments designated as cash flow hedges:
Foreign exchange currency contracts	$(4,141)	$1,270	$(7,013)	$2,561	Cost of product sales
Interest rate swap	(30)	72	66	203	Interest expense
Less income tax effect	462	(157)	756	(329)	Income tax expense
	(3,709)	1,185	(6,191)	2,435
Defined benefit plans:
Net actuarial loss amortization	13	106	55	317	Other expense
Prior service credit amortization	(22)	(16)	(67)	(50)	Other expense
Less income tax effect	1	(13)	(1)	(36)	Income tax expense
	(8)	77	(13)	231
Total reclassifications during the period	$(3,717)	$1,262	$(6,204)	$2,666
(5)Accounts Receivable
Accounts receivable is summarized as follows (in thousands):

	Oct 29, 2022	Jan 29, 2022
Trade	$280,044	$299,160
Royalty	38,866	33,790
Other	8,947	6,945
	327,857	339,895
Less allowances	8,515	11,039
	$319,342	$328,856
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
(6)Inventories
Inventories consist of the following (in thousands):

	Oct 29, 2022	Jan 29, 2022
Raw materials	$1,936	$1,228
Work in progress	3	3
Finished goods	572,635	461,064
	$574,574	$462,295
The balances include an allowance to write down inventories to the lower of cost or net realizable value of $30.6 million and $31.8 million as of October 29, 2022 and January 29, 2022, respectively.

(7)Income Taxes
Effective Income Tax Rate
Income tax expense for the interim periods is computed using the income tax rate estimated to be applicable for the full fiscal year, adjusted for discrete items. The Company’s effective income tax rate was an expense of 34.2% for the nine months ended October 29, 2022 compared to 28.7% for the nine months ended October 30, 2021. The change in the effective income tax rate was primarily due to a decrease in earnings, which included losses in certain tax jurisdictions for which the Company did not recognize an income tax benefit, in fiscal 2023 compared to the same prior-year period.
Intra-Entity Transaction
During the third quarter of fiscal 2022, the Company completed an intra-entity transfer of intellectual property rights from certain U.S. entities to a wholly-owned Swiss subsidiary, more closely aligning the Company’s intellectual property rights with its business operations. This transaction resulted in a taxable gain in the U.S. The U.S. taxable gain generated by this intercompany transfer of intellectual property was primarily offset by the recognition of a deferred income tax asset in the Swiss subsidiary.
The Company is in discussions with the Swiss tax authority for potential income tax benefits related to additional business functions being performed in Switzerland. Although the timing and outcome of such discussions is uncertain, if a positive agreement is reached with the Swiss tax authority, it could result in a significant benefit to the Company’s financial statements.
Unrecognized Income Tax Benefit
From time-to-time, the Company is subject to routine income and other audits on various income tax matters around the world in the ordinary course of business. As of October 29, 2022, no major income tax, and other, audits were ongoing.
As of October 29, 2022 and January 29, 2022, the Company had $61.2 million and $57.5 million, respectively, of aggregate accruals for uncertain income tax positions, including penalties and interest. This includes an accrual of $19.9 million for the estimated transition tax (excluding interest) related to the 2017 Tax Cuts and Jobs Act (the “Tax Reform”) and $20.6 million for the intra-entity transfer of intellectual property rights from certain U.S. entities to a wholly-owned Swiss subsidiary, substantially offset by the related deferred income tax benefit recorded by the Swiss subsidiary. The Company reviews and updates the estimates used in the accrual for uncertain income tax positions, as appropriate, as more definitive information or interpretations become available from income taxing authorities, and on the completion of income tax audits, the receipt of assessments, expiration of statutes of limitations, or occurrence of other events.
During the second quarter of fiscal 2021, the Company became aware of a foreign withholding income tax regulation that could be interpreted to apply to certain of its previous transactions. The Company currently does not expect its exposure, if any, will have a material impact on its condensed consolidated financial position, results of operations or cash flows.
Indefinite Reinvestment Assertion
The Company has historically considered the undistributed earnings of its foreign subsidiaries to be indefinitely reinvested. As a result of the Tax Reform, the Company had a substantial amount of previously taxed earnings that could be distributed to the U.S. without additional U.S. taxation. As of October 29, 2022, the Company determined that approximately $25.7 million of such foreign earnings are not indefinitely reinvested. The incremental tax cost to repatriate these earnings to the U.S. is immaterial. The Company intends to indefinitely reinvest the remaining earnings from the Company’s foreign subsidiaries for which a deferred income tax liability has not already been recorded. The Company continues to evaluate its plans for reinvestment or repatriation of unremitted foreign earnings and regularly reviews its cash positions and determination of indefinite reinvestment of foreign earnings. If the Company determines that all or a portion of such foreign earnings are no longer indefinitely reinvested, the Company may be subject to additional foreign withholding taxes and U.S. state income taxes, beyond the one-time transition tax.

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
Net revenue and earnings (loss) from operations are summarized (in thousands):

	Three Months Ended		Nine Months Ended
	Oct 29, 2022	Oct 30, 2021	Oct 29, 2022	Oct 30, 2021
Net revenue:
Americas Retail	$165,603	$169,617	$513,743	$511,449
Americas Wholesale	53,181	58,999	171,733	154,287
Europe	323,754	330,736	936,470	895,311
Asia	63,118	57,137	168,705	160,610
Licensing	27,747	26,581	78,915	70,039
Total net revenue	$633,403	$643,070	$1,869,566	$1,791,696
Earnings (loss) from operations:
Americas Retail	$11,365	$24,070	$49,552	$82,260
Americas Wholesale	10,229	17,316	39,068	41,815
Europe	36,222	44,509	88,650	100,124
Asia	(5)	(2,399)	(6,792)	(9,054)
Licensing	24,849	24,402	70,499	63,987
Total segment earnings from operations	82,660	107,898	240,977	279,132
Corporate overhead	(26,216)	(38,069)	(92,757)	(95,960)
Asset impairment charges[1]	(1,789)	(1,152)	(5,252)	(3,094)
Net gains (losses) on lease modifications[2]	146	(3,006)	1,654	(441)
Total earnings from operations	$54,801	$65,671	$144,622	$179,637
______________________________________________________________________
Notes:
1    During the three and nine months ended October 29, 2022, the Company recognized asset impairment charges related primarily to property and equipment of certain retail locations resulting from under-performance and expected store closures. During the three and nine months ended October 30, 2021, the Company recognized asset impairment charges related primarily to certain operating lease ROU assets and property and equipment of certain retail stores resulting from lower revenue and future cash flow projections from the ongoing effects of the COVID-19 pandemic and expected store closures. Refer to Note 2 and Note 15 for more information regarding these asset impairment charges.
2    During the three and nine months ended October 29, 2022 and October 30, 2021, the Company recorded net gains (losses) on lease modifications related primarily to the early termination of certain lease agreements.

The below presents information regarding geographic areas in which the Company operated. Net revenue is classified primarily based on the country where the Company’s customer is located (in thousands):

	Three Months Ended		Nine Months Ended
	Oct 29, 2022	Oct 30, 2021	Oct 29, 2022	Oct 30, 2021
Net revenue:
U.S.	$146,677	$165,077	$474,938	$502,408
Italy	63,983	62,835	193,044	175,191
Germany	45,582	46,314	130,486	133,196
Canada	43,111	41,447	127,671	102,512
South Korea	38,989	35,383	102,998	89,994
Spain	32,115	34,000	98,902	91,244
Other countries	235,199	231,433	662,612	627,112
Total product sales	605,656	616,489	1,790,651	1,721,657
Net royalties	27,747	26,581	78,915	70,039
Net revenue	$633,403	$643,070	$1,869,566	$1,791,696
Due to the seasonal nature of the Company’s business segments, the above net revenue and operating results are not necessarily indicative of the results that may be expected for the full fiscal year.
(9)Borrowings and Finance Lease Obligations
Borrowings and finance lease obligations are summarized (in thousands):

	Oct 29, 2022	Jan 29, 2022
Term loans	$29,038	$48,253
Finance lease obligations	20,447	22,943
Mortgage debt	17,356	17,860
Borrowings under credit facilities	123,152	12,201
Other	3,350	3,092
	193,343	104,349
Less current installments	39,626	43,379
Long-term debt and finance lease obligations	$153,717	$60,970
Term Loans
As a precautionary measure to ensure financial flexibility and maintain maximum liquidity in response to the COVID-19 pandemic, the Company entered into term loans with certain banks primarily in Europe during fiscal 2021. These loans are primarily unsecured, have remaining terms of approximately two years and incur interest at annual rates ranging between 1.3% to 3.8%. As of October 29, 2022 and January 29, 2022, the Company had outstanding borrowings of $29.0 million and $48.3 million under these borrowing arrangements, respectively.
Finance Lease Obligations
During fiscal 2018, the Company relocated its European distribution center to the Netherlands. The finance lease primarily provides for monthly minimum lease payments through May 2027 with an effective interest rate of approximately 6%. The Company has also entered into finance leases for equipment used in its European distribution centers. These finance lease obligations totaled $15.3 million and $19.6 million as of October 29, 2022 and January 29, 2022, respectively.
The Company also has smaller finance leases related primarily to computer hardware and software. As of October 29, 2022 and January 29, 2022, these finance lease obligations totaled $5.1 million and $3.4 million, respectively.

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
Credit Facilities
2021 Credit Facility
During fiscal 2021, the Company entered into an amendment of its senior secured asset-based revolving credit facility with Bank of America, N.A. and other lenders (as amended, the “2021 Credit Facility”). The 2021 Credit Facility provides for a borrowing capacity in an amount up to $120 million, including a Canadian sub-facility up to $20 million, subject to a borrowing base. Based on applicable accounts receivable and inventory balances as of October 29, 2022, the Company could have borrowed up to $110 million under the 2021 Credit Facility. The 2021 Credit Facility has an option to expand the borrowing capacity by up to $180 million subject to certain terms and conditions, including the willingness of existing or new lenders to assume such increased amount. The 2021 Credit Facility is available for direct borrowings and the issuance of letters of credit, subject to certain letters of credit sublimits, and may be used for working capital and other general corporate purposes. As of October 29, 2022, the Company had $9.6 million in outstanding standby letters of credit, no outstanding documentary letters of credit and no outstanding borrowings under the 2021 Credit Facility. As of January 29, 2022, the Company had $10.1 million in outstanding standby letters of credit, no outstanding documentary letters of credit and no outstanding borrowings under the 2021 Credit Facility.
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
The Credit Agreement contains various annual sustainability key performance targets, the achievement of which would result in an adjustment to the interest margin ranging from a plus 5 basis points to a minus 5 basis points per year. The Credit Agreement includes a financial covenant requiring a maximum leverage ratio of the guarantor and its subsidiaries. In addition, the Credit Agreement includes customary representations and warranties, affirmative and negative covenants and events of default. As of October 29, 2022, the Company had no outstanding standby letters of credit, no outstanding documentary letters of credit, $109.6 million outstanding borrowings and $139.5 million available for future borrowings under the 2022 Credit Facility.
Other Credit Facilities
The Company, through its Chinese subsidiary, maintains a short-term uncommitted bank borrowing agreement that provides for a borrowing capacity up to $30 million, primarily for working capital purposes. The Company had $12.2 million in outstanding borrowings under this agreement as of both October 29, 2022 and January 29, 2022.
The Company, through its Japanese subsidiary, maintains a short-term uncommitted bank borrowing agreement that provides for a borrowing capacity up to $3.4 million, primarily for working capital purposes. The Company had $1.3 million outstanding borrowings under this agreement as of October 29, 2022 and no outstanding borrowings as of January 29, 2022.
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
The Notes are convertible in certain circumstances into cash, shares of the Company’s common stock, or a combination of cash and shares of the Company’s common stock, at the Company’s election, at an initial conversion rate of 38.7879 shares of common stock per $1,000 principal amount of Notes, which is equivalent to an initial conversion price of approximately $25.78 per share, subject to adjustment upon the occurrence of certain events. In accordance with the terms of the indenture governing the Notes, the Company has adjusted the conversion rate and the conversion price of the Notes for quarterly dividends exceeding $0.1125 per share (currently $25.21). Prior to November 15, 2023, the Notes are convertible only upon the occurrence of certain events and during certain periods, and thereafter, at any time until the close of business on the second scheduled trading day immediately preceding the maturity date of the Notes.
Following certain corporate events described in the Indenture that occur prior to the maturity date, the conversion rate will be increased for a holder who elects to convert its Notes in connection with such corporate event in certain circumstances. The Notes are not redeemable prior to maturity, and no sinking fund is provided for the Notes. As of October 29, 2022, none of the conditions allowing holders of the Notes to convert had been met. The Company expects to settle the principal amount of the Notes in 2024 in cash and any excess in shares.
On January 30, 2022, the Company adopted the authoritative guidance which simplifies the accounting for convertible instruments and contracts in an entity’s own equity using the modified retrospective method. Prior to adoption, the Company separated the Notes into liability and equity components. The liability component was recorded at fair value. The equity component represented the difference between the proceeds from the issuance of the Notes and the fair value of the liability component. The equity component was not subject to remeasurement as long as the equity component continued to meet the conditions for equity classification. The excess of the liability component over its carrying amount (“debt discount”) was being amortized to interest expense over the term of the Notes. During the three and nine months ended October 30, 2021, the Company recorded $2.8 million and $8.3 million, respectively, of interest expense related to the amortization of the debt discount. As a result of the adoption of the authoritative guidance on January 30, 2022, the Company derecognized the remaining unamortized debt discount on the Notes and recorded no interest expense related to the amortization of the debt discount during the three and nine months ended October 29, 2022. Refer to Note 1 for further information regarding this recently adopted guidance.
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
The Notes consist of the following (in thousands):

	Oct 29, 2022	Jan 29, 2022
Liability component:
Principal	$300,000	$300,000
Unamortized debt discount[1]	—	(27,498)
Unamortized issuance costs	(1,269)	(1,907)
Net carrying amount	$298,731	$270,595

Equity component, net[2]	$(759)	$42,320
______________________________________________________________________
Notes:
1Due to adoption of the authoritative guidance, unamortized debt discount was derecognized on January 30, 2022.
2As a result of adoption of the authoritative guidance on January 30, 2022, the equity component was eliminated and recorded as an adjustment to retained earnings. As of October 29, 2022, the balance is associated with convertible bond hedge issuance costs and deferred income taxes, which are not impacted by the adoption. As of January 29, 2022, the balance was included in paid-in capital within stockholders’ equity on the condensed consolidated balance sheets and is net of debt issuance costs and deferred taxes.
As of October 29, 2022 and January 29, 2022, the fair value of the Notes, net of unamortized debt discount and debt issuance costs, was approximately $293.6 million and $303.1 million, respectively. The fair value of the Notes is determined based on inputs that are observable in the market and have been classified as Level 2 in the fair value hierarchy.
Convertible Bond Hedge and Warrant Transactions
In connection with the offering of the Notes, the Company entered into convertible note hedge transactions whereby the Company had the option to purchase a total of approximately 11.6 million shares of its common stock at an initial strike price of approximately $25.78 per share, in each case subject to adjustment in certain circumstances. The total cost of the convertible note hedge transactions was $61.0 million. In addition, the Company sold warrants whereby the holders of the warrants had the option to purchase a total of approximately 11.6 million shares of the Company’s common stock at an initial strike price of $46.88 per share. The Company received $28.1 million in cash proceeds from the sale of these warrants. Both the number of shares underlying the convertible note hedges and warrants and the strike price of the instruments are subject to customary adjustments. In accordance with the terms of the convertible note hedge confirmations and warrant confirmations, respectively, the Company has adjusted the strike prices with respect to the convertible note hedges and the warrants for quarterly dividends exceeding $0.1125 per share (currently $45.84). Taken together, the purchase of the convertible note hedges and sale of the warrants are intended to offset dilution from the conversion of the Notes to the extent the market price per share of the Company’s common stock exceeds the adjusted strike price of the convertible note hedges. The warrant transaction may have a dilutive effect with respect to the Company’s common stock to the extent the market price per share of the Company’s common stock exceeds the adjusted strike price of the warrants. The convertible note hedges and warrants are recorded in stockholders’ equity, are not accounted for as derivatives and are not remeasured each reporting period.
As of October 29, 2022, there was no deferred income tax liability in connection with the debt discount. As of January 29, 2022, the Company had a deferred income tax liability of $6.2 million in connection with the debt discount included in deferred income tax assets on the Company’s condensed consolidated balance sheet. As of both October 29, 2022 and January 29, 2022, the Company had a deferred income tax asset of $6.9 million in connection with the convertible note hedge transactions. The net deferred income tax impact was included in deferred income tax assets on the Company’s condensed consolidated balance sheets.
(11)Share-Based Compensation
The following summarizes the share-based compensation expense recognized under all of the Company’s stock plans (in thousands):

	Three Months Ended		Nine Months Ended
	Oct 29, 2022	Oct 30, 2021	Oct 29, 2022	Oct 30, 2021
Stock options	$706	$862	$2,018	$2,676
Stock awards/units	5,129	5,311	14,353	12,221
Employee Stock Purchase Plan	33	33	176	171
Total share-based compensation expense	$5,868	$6,206	$16,547	$15,068
Unrecognized compensation cost related to nonvested stock options and nonvested stock awards/units totaled approximately $1.5 million and $27.5 million, respectively, as of October 29, 2022. This cost is expected to be recognized over a weighted average period of 1.6 years.
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

The following summarizes the activity for nonvested performance-based units during the nine months ended October 29, 2022:

	Number of Units	Weighted Average Grant Date Fair Value
Nonvested at January 29, 2022	643,813	$18.78
Granted	294,985	20.34
Vested	(314,453)	17.31
Forfeited	(11,718)	26.40
Nonvested at October 29, 2022	612,627	$20.14
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
The following summarizes the activity for nonvested market-based units during the nine months ended October 29, 2022:

	Number of Units	Weighted Average Grant Date Fair Value
Nonvested at January 29, 2022	877,813	$14.22
Granted	156,845	14.66
Vested	—	—
Forfeited	(87,871)	9.39
Nonvested at October 29, 2022	946,787	$14.75
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
Leases
The Company leases warehouse and administrative facilities, including the Company’s North American corporate headquarters in Los Angeles, California, from partnerships affiliated with the Marciano Entities and certain of their affiliates. There were four of these leases in effect as of October 29, 2022 with expiration or option exercise dates ranging from calendar years 2023 to 2030.
Aggregate lease costs recorded under these four related party leases were approximately $6.7 million and $6.4 million for the nine months ended October 29, 2022 and October 30, 2021, respectively. The Company believes the terms of the related party leases have not been significantly affected by the fact the Company and the lessors are related.
Aircraft Arrangements
The Company periodically charters aircraft owned by the Marciano Entities through informal arrangements with the Marciano Entities and independent third-party management companies contracted by such Marciano Entities to manage their aircraft. The total fees paid under these arrangements for the nine months ended October 29, 2022 and October 30, 2021 were approximately $2.1 million and $2.8 million, respectively.
Minority Investment
The Company owns a 30% interest in a privately held men’s footwear company (the “Footwear Company”) in which the Marciano Entities also own a 45% interest. In December 2020, the Company provided the Footwear Company with a revolving credit facility for $2.0 million, which provides for an annual interest rate of 2.75% and matures in November 2023. As of October 29, 2022 and January 29, 2022, the Company had a note receivable of $0.4 million and $0.2 million, respectively, included in other assets in its condensed consolidated balance sheets related to outstanding borrowings by the Footwear Company under this revolving credit facility.
In May 2022, the Company entered into a Fulfillment Services Agreement with the Footwear Company under which the Company will provide certain fulfillment services for the Footwear Company’s U.S. wholesale and e-commerce businesses from the Company’s U.S distribution center on a cost-plus 5% basis. In June 2022, the Company (through a wholly-owned Swiss subsidiary) entered into a Distributorship Agreement with the Footwear Company under which the Company was designated as the exclusive distributor (excluding e-commerce) for the Footwear Company in the European Union and other specified countries. The Distributorship Agreement provides for (i) the Company to receive a 35% discount from the Footwear Company’s wholesale prices, (ii) no minimum sales requirements or advertising spending requirements for the Company; (iii) an initial 15 month term with annual renewals thereafter and (iv) other standard terms and conditions for similar arrangements. During the nine months ended October 29, 2022, there were no fees paid with respect to the U.S. fulfillment services and under $5,000 in amounts paid related to the distributorship arrangements.
Vendor Purchases
The Company purchases faux fur products from a privately-held fashion accessories company (the “Fashion Company”). Mr. Maurice Marciano, Mr. Paul Marciano and Mr. Carlos Alberini own on a combined basis 20% of the outstanding common equity interests in the Fashion Company (with the Marcianos jointly owning 16% and Mr. Alberini owning 4%). The total payments made by the Company to the Fashion Company were approximately $3.4 million and $2.5 million for the nine months ended October 29, 2022 and October 30, 2021, respectively. The Company believes that the price paid by the Company for the Fashion Company’s products and the terms of the transactions between the Company and the Fashion Company have not been affected by this passive investment of Messrs. Marcianos and Mr. Alberini in the Fashion Company.
(13)    Commitments and Contingencies
Investment Commitments
As of October 29, 2022, the Company had an unfunded commitment to invest €11.0 million ($10.9 million) in a private equity fund. Refer to Note 15 for further information.

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
The Company has received customs tax assessment notices from the Italian Customs Agency (“ICA”) regarding its customs tax audit of one of the Company’s European subsidiaries for the period from July 2010 through December 2012. Such assessments totaled €9.8 million ($9.8 million), including potential penalties and interest. The Company strongly disagreed with the ICA’s positions and therefore filed appeals with the Milan First Degree Tax Court (“MFDTC”). Those appeals were split into a number of different cases that were then heard by different sections of the MFDTC. The MFDTC ruled in favor of the Company on all of these appeals. The ICA subsequently appealed €9.7 million ($9.7 million) of these favorable MFDTC judgments with the Appeals Court. To date, €8.5 million ($8.5 million) have been decided in favor of the Company and €1.2 million ($1.2 million) have been decided in favor of the ICA. The Company believes that the unfavorable Appeals Court ruling is incorrect and inconsistent with the prior rulings on similar matters by both the MFDTC and other judges within the Appeals Court, and has appealed the decision to the Supreme Court. The ICA has appealed most of the favorable Appeals Court rulings to the Supreme Court. To date, of the cases that have been appealed to the Supreme Court, €0.4 million ($0.4 million) have been decided in favor of the Company based on the merits of the case and €1.1 million ($1.1 million) have been remanded back to the lower court for further consideration. There can be no assurances the Company will be successful in the remaining appeals. It also continues to be possible that the Company will receive similar or even larger assessments for periods subsequent to December 2012 or other claims or charges related to the matter in the future. Although the Company believes that it has a strong position and will continue to vigorously defend this matter, it is unable to predict with certainty whether or not these efforts will ultimately be successful or whether the outcome will have a material impact on the Company’s financial position, results of operations or cash flows.
On September 19, 2022, a stockholder derivative lawsuit styled Employees Retirement System of Rhode Island, derivatively on behalf of Guess?, Inc. v. Paul Marciano, et al., was filed in the Court of Chancery of the State of Delaware against the Company, as the nominal defendant, Mr. Paul Marciano and other members of the Board of Directors of the Company, alleging breach of fiduciary duties relating to the continued service of Mr. Paul Marciano as a director of the Board of Directors and as the Company’s Chief Creative Officer following prior allegations of improper conduct by him relating to the treatment of models and other women. The stockholder did not make a demand on the Company’s Board of Directors before instituting the lawsuit and alleges such demand would have been futile. On October 28, 2022, the stockholder amended the complaint to include an additional basis for alleging demand futility. The stockholder seeks monetary damages and possible injunctive relief.
Redeemable Noncontrolling Interests
The Company is party to a put arrangement with respect to the common securities that represent the remaining noncontrolling interest for its majority-owned subsidiary, Guess Brasil Comércio e Distribuição S.A. (“Guess Brazil”). The put arrangement for Guess Brazil, representing 40% of the total outstanding equity interest of that subsidiary, may be exercised at the discretion of the noncontrolling interest holder by providing written notice to the Company every third anniversary beginning in March 2019, subject to certain time restrictions. The redemption value of the Guess Brazil put arrangement is based on a multiple of Guess Brazil’s earnings before interest, taxes, depreciation and amortization subject to certain adjustments and is classified as a redeemable noncontrolling interest outside of permanent equity in the Company’s condensed consolidated balance sheet. The carrying value of the redeemable noncontrolling interest related to Guess Brazil was $0.4 million as of both October 29, 2022 and January 29, 2022.

The Company (through a wholly-owned European subsidiary) is also party to a put arrangement with respect to the securities that represent the remaining noncontrolling interest for its majority-owned Russian subsidiary, Guess? CIS, LLC (“Guess CIS”), which was established through a majority-owned joint venture during fiscal 2016. The put arrangement for Guess CIS (the “Put Option”), representing 30% of the total outstanding equity interest of that subsidiary, may be exercised at the sole discretion of the noncontrolling interest holder (the “Minority Holder”) by providing written notice to the Company during the period after December 28, 2020, the fifth anniversary of the agreement, through December 31, 2025. The redemption value of the Put Option is based on a multiple of Guess CIS’s earnings before interest, taxes, depreciation and amortization subject to certain adjustments and is classified as a redeemable noncontrolling interest outside of permanent equity in the Company’s condensed consolidated balance sheet. The carrying value of the redeemable noncontrolling interest related to Guess CIS was €8.0 million and €8.1 million as of October 29, 2022 and January 29, 2022, respectively.
In November 2022, the Minority Holder exercised the Put Option, triggering a contractual obligation for the Company to purchase the Minority Holder’s 30% interest in Guess CIS. Following a comprehensive review of the various economic sanctions imposed by the United States and European governments with respect to Russia earlier this year, and obtaining guidance from the U.S. Department of the Treasury’s Office of Foreign Assets Control (“OFAC”), the Company has determined that its acquisition of the Minority Holder’s 30% interest in Guess CIS pursuant to the Company’s pre-sanctions contractual obligations to fulfill the Minority Holder’s exercise of the Put Option is not prohibited by current economic sanctions, including the U.S. ban on new investment in Russia. As such, the Company expects to fulfill its pre-sanctions contractual obligation to purchase the Minority Holder’s interest as required by the terms of the Guess CIS agreements entered into during fiscal 2016 with the Minority Holder. The purchase is currently expected to be completed by the end of the first quarter of fiscal 2024.
The Company’s European subsidiary, Guess Europe SAGL has also counter guaranteed up to $900,000 of Guess CIS’s obligations under its local Russian guarantee line, as required by certain lease agreements.
The redeemable noncontrolling interests of the Guess Brazil and Guess CIS put arrangements are recorded at the greater of their carrying values, adjusted for their share of the allocation of income or loss, dividends and foreign currency translation adjustments, or redemption values. During the nine months ended October 29, 2022, there was no redeemable noncontrolling interest redemption value adjustment. During the nine months ended October 30, 2021, the Company had $5.7 million in redeemable noncontrolling interest redemption value adjustment.
A reconciliation of the total carrying amount of redeemable noncontrolling interests is (in thousands):

	Nine Months Ended
	Oct 29, 2022	Oct 30, 2021
Beginning balance	$9,500	$3,920
Redeemable noncontrolling interest redemption value adjustment	—	5,654
Foreign currency translation adjustment	(1,066)	177
Ending balance	$8,434	$9,751
(14)Defined Benefit Plans
Supplemental Executive Retirement Plan
The Company’s Supplemental Executive Retirement Plan (“SERP”) provides select employees who satisfy certain eligibility requirements with certain benefits upon retirement, termination of employment, death, disability or a change in control of the Company, in certain prescribed circumstances. As a non-qualified pension plan, no dedicated funding of the SERP is required; however, the Company has made periodic payments into insurance policies held in a rabbi trust to fund the expected obligations arising under the non-qualified SERP. The cash surrender values of the insurance policies were $61.2 million and $70.9 million as of October 29, 2022 and January 29, 2022, respectively, and were included in other assets in the

Company’s condensed consolidated balance sheets. As a result of changes in the value of the insurance policy investments, the Company recorded unrealized losses of $4.8 million and $8.3 million in other income and expense during the three and nine months ended October 29, 2022, respectively, and unrealized gains of $0.1 million and $2.3 million in other income and expense during the three and nine months ended October 30, 2021. The projected benefit obligation was $49.2 million and $49.4 million as of October 29, 2022 and January 29, 2022, respectively, and was included in accrued expenses and other current liabilities and other long-term liabilities in the Company’s condensed consolidated balance sheets depending on the expected timing of payments. SERP benefit payments of $0.5 million and $1.4 million were made during the three and nine months ended October 29, 2022, respectively. SERP benefit payments of $0.5 million and $1.4 million were made during the three and nine months ended October 30, 2021, respectively.
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
As of October 29, 2022 and January 29, 2022, the foreign pension plans had a total projected benefit obligation of $39.4 million and $42.7 million, respectively, and plan assets held in independent investment fiduciaries of $35.1 million and $38.0 million, respectively. The net liability of $4.3 million and $4.7 million was included in other long-term liabilities in the Company’s condensed consolidated balance sheets as of October 29, 2022 and January 29, 2022, respectively.
The components of net periodic defined benefit pension cost related to the Company’s defined benefit plans are (in thousands):

	SERP	Foreign Pension Plans	Total

	Three Months Ended Oct 29, 2022
Service cost	$—	$733	$733
Interest cost	333	53	386
Expected return on plan assets	—	(66)	(66)
Net amortization of unrecognized prior service credit	—	(22)	(22)
Net amortization of actuarial losses	—	13	13
Net periodic defined benefit pension cost	$333	$711	$1,044

	Nine Months Ended Oct 29, 2022
Service cost	$—	$2,249	$2,249
Interest cost	1,000	165	1,165
Expected return on plan assets	—	(203)	(203)
Net amortization of unrecognized prior service credit	—	(67)	(67)
Net amortization of actuarial losses	17	38	55
Net periodic defined benefit pension cost	$1,017	$2,182	$3,199

	SERP	Foreign Pension Plans	Total

	Three Months Ended Oct 30, 2021
Service cost	$—	$781	$781
Interest cost	289	18	307
Expected return on plan assets	—	(51)	(51)
Net amortization of unrecognized prior service credit	—	(16)	(16)
Net amortization of actuarial losses	21	85	106
Net periodic defined benefit pension cost	$310	$817	$1,127

	Nine Months Ended Oct 30, 2021
Service cost	$—	$2,364	$2,364
Interest cost	866	56	922
Expected return on plan assets	—	(155)	(155)
Net amortization of unrecognized prior service credit	—	(50)	(50)
Net amortization of actuarial losses	61	256	317
Net periodic defined benefit pension cost	$927	$2,471	$3,398
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
The following presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements				Fair Value Measurements
	at Oct 29, 2022				at Jan 29, 2022
Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Foreign exchange currency contracts	$—	$15,375	$—	$15,375	$—	$7,133	$—	$7,133
Interest rate swap	—	1,317	—	1,317	—	—	—	—
Total	$—	$16,692	$—	$16,692	$—	$7,133	$—	$7,133
Liabilities:
Foreign exchange currency contracts	$—	$1,207	$—	$1,207	$—	$—	$—	$—
Interest rate swap	—	—	—	—	—	74	—	74
Deferred compensation obligations	—	14,753	—	14,753	—	15,794	—	15,794
Total	$—	$15,960	$—	$15,960	$—	$15,868	$—	$15,868
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
The Company included €3.7 million ($3.7 million) and €3.6 million ($4.0 million) in other assets in the Company’s condensed consolidated balance sheets related to its investment in a private equity fund as of October 29, 2022 and January 29, 2022, respectively. The Company uses net asset value per share as a practical expedient to measure the fair value of this investment and has not included this investment in the fair value hierarchy as disclosed above. As of October 29, 2022, the Company had an unfunded commitment to invest an additional €11.0 million ($10.9 million) in the private equity fund.
The fair values of the Company’s debt instruments (see Note 9) are based on the amount of future cash flows associated with each instrument discounted using the Company’s incremental borrowing rate. As of October 29, 2022 and January 29, 2022, the carrying value was not materially different from fair value, as the interest rates on the Company’s debt approximated rates currently available to the Company. The fair value of the Company’s Notes (see Note 10) is determined based on inputs that are observable in the market and have been classified as Level 2 in the fair value hierarchy.
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
An asset is considered to be impaired if the Company determines that the carrying value may not be recoverable based upon its assessment of the asset’s ability to continue to generate earnings from operations and positive cash flow in future periods or if significant changes in the Company’s strategic business objectives and utilization of the assets occurred. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows adjusted for lease payments, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the estimated fair value. The Company uses estimates of market participant rents to calculate fair value of ROU assets and discounted future cash flows of the asset group to quantify fair value for other long-lived assets. These nonrecurring fair value measurements are considered Level 3 inputs as defined above. The impairment loss calculations require management to apply judgment in estimating future cash flows and the discount rates that reflect the risk inherent in future cash flows. Future expected cash flows for assets in regular retail locations are based on management’s estimates of future cash flows over the remaining lease period or expected life, if shorter. For expected location closures, the Company will evaluate whether it is necessary to shorten the useful life for any of the assets within the respective asset group. The Company will use this revised useful life when estimating the asset group’s future cash flows. The Company considers historical trends, expected future business trends and other factors when estimating the future cash flow for each regular retail location. The Company also considers factors such as the following: the Russia-Ukraine conflict, including the sanctions and trade restrictions imposed on Russia in response to the conflict; the local environment for each regular retail location, including mall traffic and competition; the Company’s ability to successfully implement strategic initiatives; and the ability to control variable costs such as cost of sales and payroll and, in some cases, renegotiate lease costs. As discussed further in Note 1, the COVID-19 pandemic and other global economic conditions have negatively impacted the Company’s financial results during the three and nine months ended October 29, 2022 and October 30, 2021, and could continue to impact the Company’s operations in ways the Company is not able to predict today due to the evolving dynamic situation. The Company has made reasonable assumptions and judgments to determine the fair value of the assets tested based on the facts and circumstances that were available as of the reporting date. If actual results are not consistent with the assumptions and judgments used in estimating future cash flows and asset fair values, there may be additional exposure to future impairment losses that could be material to the Company’s results of operations.
The Company recorded asset impairment charges of $1.8 million and $5.3 million during the three and nine months ended October 29, 2022, respectively. The Company recorded asset impairment charges of $1.2 million and $3.1 million during the three and nine months ended October 30, 2021, respectively. The Company recognized $1.8 million and $5.2 million in impairment of property and equipment related to certain retail locations primarily in Europe and Asia driven by under-performance and expected store closures during the three and nine months ended October 29, 2022, respectively. The Company recognized $0.5 million and $2.4 million in impairment of property and equipment related to certain retail locations primarily in Europe and Asia during the three and nine months ended October 30, 2021, respectively. The Company recognized immaterial impairment on ROU assets primarily in Europe during the three and nine months ended October 29, 2022. The Company recognized $0.7 million in impairment on ROU assets primarily in Europe in the three and nine months ended October 30, 2021. Refer to Note 2 for further information on impairment charges recognized on operating lease ROU assets.
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
The COVID-19 pandemic and other global economic conditions continued to impact the Company’s businesses during the first nine months of fiscal 2023. During the three months ended October 29, 2022, the Company assessed qualitative factors and determined that it is not more likely than not that the fair values of its reporting units are less than their carrying amounts.
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
The impact of the credit risk of the counterparties to the derivative contracts is considered in determining the fair value of the foreign exchange currency contracts and interest rate swap agreements. As of October 29, 2022, credit risk has not had a significant effect on the fair value of the Company’s foreign exchange currency contracts and interest rate swap agreements.
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
Summary of Derivative Instruments
The fair value of derivative instruments in the condensed consolidated balance sheets is (in thousands):

	Fair Value at Oct 29, 2022	Fair Value at Jan 29, 2022	Derivative Balance Sheet Location
ASSETS:
Derivatives designated as hedging instruments:
Cash flow hedges:
Foreign exchange currency contracts	$13,207	$5,999	Other current assets/ Other assets
Interest rate swap	1,317	—	Other assets
Total derivatives designated as hedging instruments	14,524	5,999
Derivatives not designated as hedging instruments:
Foreign exchange currency contracts	2,168	1,134	Other current assets
Total	$16,692	$7,133
LIABILITIES:
Derivatives designated as hedging instruments:
Cash flow hedges:
Foreign exchange currency contracts	$1,155	$—	Accrued expenses/ Other long-term liabilities
Interest rate swap	—	74	Other long-term liabilities
Total derivatives designated as hedging instruments	1,155	74
Derivatives not designated as hedging instruments:
Foreign exchange currency contracts	52	—	Accrued expenses and other current liabilities
Total	$1,207	$74
Derivatives Designated as Hedging Instruments
Foreign Exchange Currency Contracts Designated as Cash Flow Hedges
During the nine months ended October 29, 2022, the Company purchased U.S. dollar forward contracts in Europe totaling US$256.0 million that were designated as cash flow hedges. As of October 29, 2022, the Company had forward contracts outstanding for its European operations of US$275.0 million to hedge forecasted merchandise purchases, which are expected to mature over the next 18 months.
As of October 29, 2022, accumulated other comprehensive income (loss) related to foreign exchange currency contracts included a $15.7 million net unrealized gain, net of tax, of which $13.9 million will be recognized in cost of product sales over the following 12 months, at the then current values on a pre-tax basis, which can be different than the current quarter-end values.
At January 29, 2022, the Company had forward contracts outstanding for its European operations of US$146.0 million that were designated as cash flow hedges.
Interest Rate Swap Agreement Designated as Cash Flow Hedge
As of October 29, 2022, accumulated other comprehensive income (loss) related to the interest rate swap agreement included a net unrealized gain of $1.0 million, net of tax, which will be recognized in interest expense over the following 12 months, at the then current values on a pre-tax basis, which can be different than the current quarter-end values.

The following summarizes the gains (losses) before income taxes recognized on derivative instruments designated as cash flow hedges in OCI and net earnings (in thousands):

	Gains Recognized in OCI		Location of Gains (Losses) Reclassified from Accumulated OCI into Earnings	Gains (Losses) Reclassified from Accumulated OCI into Earnings
	Oct 29, 2022	Oct 30, 2021		Oct 29, 2022	Oct 30, 2021
	Three Months Ended
Derivatives designated as cash flow hedges:
Foreign exchange currency contracts	$6,234	$2,797	Cost of product sales	$4,141	$(1,270)
Interest rate swap	764	275	Interest expense	30	(72)

	Nine Months Ended
Derivatives designated as cash flow hedges:
Foreign exchange currency contracts	$16,358	$6,089	Cost of product sales	$7,013	$(2,561)
Interest rate swap	1,325	397	Interest expense	(66)	(203)

The following summarizes net after income tax derivative activity recorded in accumulated other comprehensive income (loss) (in thousands):

	Three Months Ended		Nine Months Ended
	Oct 29, 2022	Oct 30, 2021	Oct 29, 2022	Oct 30, 2021
Beginning balance gain (loss)	$14,240	$(602)	$7,280	$(4,876)
Net gains from changes in cash flow hedges	6,136	2,701	15,578	5,725
Net (gains) losses reclassified into earnings	(3,709)	1,185	(6,191)	2,435
Ending balance gain	$16,667	$3,284	$16,667	$3,284
Foreign Exchange Currency Contracts Not Designated as Hedging Instruments
As of October 29, 2022, the Company had euro foreign exchange currency contracts to purchase US$49.5 million expected to mature over the next 14 months. As of January 29, 2022, the Company had euro foreign exchange currency contracts to purchase US$19.0 million.
The following summarizes the gains before income taxes recognized on derivative instruments not designated as hedging instruments in other income (expense) (in thousands):

	Location of Gains Recognized in Earnings	Gains Recognized in Earnings
		Three Months Ended		Nine Months Ended
		Oct 29, 2022	Oct 30, 2021	Oct 29, 2022	Oct 30, 2021
Foreign exchange currency contracts	Other expense	$1,153	$360	$4,294	$916
(17)Subsequent Events
Dividends
On November 22, 2022, the Company announced a regular quarterly cash dividend of $0.225 per share on the Company’s common stock. The cash dividend will be paid on December 23, 2022 to shareholders of record as of the close of business on December 7, 2022. As a result of this dividend declaration and in accordance with the terms of the indenture governing the Notes, the Company will adjust the conversion rate (which is expected to increase) and the conversion price (which is expected to decrease) of the Notes effective as of December 6, 2022. A corresponding adjustment is expected to be made to the strike prices with respect to the convertible note hedges and the warrants entered into by the Company in connection with the offering of the Notes, each of which will be decreased in accordance with the terms of the convertible note hedge confirmations and warrant confirmations, respectively.

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
Except for historical information contained herein, certain matters discussed in this Quarterly Report, including statements concerning the impacts of the COVID-19 pandemic, the ongoing conflict in Ukraine and other events impacting the markets in which we operate; statements concerning our future outlook, including with respect to the fourth quarter and full year of fiscal 2023; statements concerning our expectations, goals, future prospects, and current business strategies and strategic initiatives; and statements expressing optimism or pessimism about future operating results and growth opportunities are forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements, which are frequently indicated by terms such as “expect,” “could,” “will,” “should,” “goal,” “strategy,” “believe,” “estimate,” “continue,” “outlook,” “plan,” “create,” “see,” and similar terms, are only expectations, and involve known and unknown risks and uncertainties, which may cause actual results in future periods to differ materially from what is currently anticipated. Factors which may cause actual results in future periods to differ materially from current expectations include, among others: our ability to maintain our brand image and reputation; domestic and international economic or political conditions, including economic and other factors that could negatively impact consumer confidence and discretionary consumer spending; sanctions and export controls targeting Russia and other impacts related to the war in Ukraine; impacts related to the COVID-19 pandemic or other public health crises; risks relating to our indebtedness; changes to estimates related to impairments, inventory and other reserves; changes in the competitive marketplace and in our commercial relationships; our ability to anticipate and adapt to changing consumer preferences and trends; our ability to manage our inventory commensurate with customer demand; the high concentration of our Americas Wholesale business; risks related to the costs and timely delivery of merchandise to our distribution facilities, stores and wholesale customers; unexpected or unseasonable weather conditions; our ability to effectively operate our various retail concepts, including securing, renewing, modifying or terminating leases for store locations; our ability to successfully and/or timely implement our growth strategies and other strategic initiatives; our ability to successfully enhance our global omni-channel capabilities; our ability to expand internationally and operate in regions where we have less experience, including through joint ventures; risks relating to our $300 million 2.0% convertible senior notes due 2024 (the “Notes”), including our ability to settle the liability in cash; disruptions at our distribution facilities; our ability to attract and retain management and other key personnel; obligations or changes in estimates arising from new or existing litigation, income tax and other regulatory proceedings; risks related to the income tax treatment of our third quarter fiscal 2022 intra-entity transfer of intellectual property rights from certain U.S. entities to a wholly-owned Swiss subsidiary; catastrophic events or natural disasters; changes in U.S. or foreign income tax or tariff policy, including changes to tariffs on imports into the U.S.; accounting adjustments to our unaudited financial statements identified during the completion of our annual independent audit of financial statements and financial controls or from subsequent events arising after issuance of this Quarterly Report; risk of future non-cash asset impairments, including goodwill, right-of-use lease assets and/or other store asset impairments; violations of, or changes to, domestic or international laws and regulations; risks associated with the acts or omissions of our licensees and third party vendors, including a failure to comply with our vendor code of conduct or other policies; risks associated with cyber security incidents and other cyber security risks; risks associated with our ability to properly collect, use, manage and secure consumer and employee data; risks associated with our vendors’ ability to maintain the strength and security of information technology systems;

changes in economic, political, social and other conditions affecting our foreign operations and sourcing, including the impact of currency fluctuations, global income tax rates and economic and market conditions in the various countries in which we operate; impacts of inflation and further inflationary pressures; fluctuations in quarterly performance; slowing in-person customer traffic; increases in labor costs; increases in wages; risks relating to activist investor activity; and the significant voting power of our family founders. In addition to these factors, the economic, technological, managerial, and other risks identified in “Part I, Item 1A. Risk Factors” of our most recent Annual Report on Form 10-K, “Part II, Item 1A. Risk Factors” herein and other filings with the Securities and Exchange Commission, including but not limited to the risk factors discussed therein, could cause actual results to differ materially from current expectations. The current global economic climate, the ongoing conflict in Ukraine, the impact of the COVID-19 pandemic, and uncertainty surrounding potential changes in U.S. policies and regulations may amplify many of these risks. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
Business Update, Market Trends and Uncertainties
Macroeconomic conditions, including rising inflation, higher interest rates, foreign exchange rate fluctuations, declines in consumer spending and the impact of the ongoing conflict in Ukraine and the COVID-19 pandemic continue to negatively impact our business. Additionally, the Company has experienced negative impacts to its global supply chains as a result of the COVID-19 pandemic and other factors, contributing to industry-wide higher product and freight costs. The Company has been working actively to mitigate these headwinds to the extent possible through a number of global supply chain initiatives. Furthermore, certain of the Company’s stores, primarily in Asia were impacted by government mandated capacity restrictions and other measures to prevent the spread of COVID-19, resulting in the closure of less than 1% of our directly operated stores as of October 29, 2022. The impact of these closures was minimal to our three and nine months ended October 29, 2022 results.
We continue to carefully monitor and respond to developments in market conditions, including by strategically managing expenses in order to protect profitability and to mitigate, to the extent possible, the effect of supply chain disruptions. The duration and scope of these conditions cannot be predicted, and therefore, any anticipated negative financial impact to the Company’s operating results cannot be reasonably estimated.
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
During the first nine months of fiscal 2023, the average U.S. dollar rate was stronger against the euro, British pound, Turkish lira, Polish Slotzy, Canadian dollar, Japanese yen, Korean won, Mexican peso, and Chinese yuan and weaker against the Russian rouble, compared to the average rate in the same prior-year period. This had an overall unfavorable impact on the translation of our international revenues and on earnings from operations for the three and nine months ended October 29, 2022 compared to the same prior-year periods.
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
Russia-Ukraine Conflict
We are currently operating in Russia through our wholesale and retail channels and we have immaterial wholesale operations through local wholesale partners in Belarus and Ukraine. Our operations in Russia are operated primarily through Guess? CIS, LLC (“Guess CIS”), a majority-owned Russian subsidiary in which we had a 70% interest as of October 29, 2022 and January 29, 2022. Guess CIS currently operates 44 retail stores in Russia and acts as a distributor for our wholesale partners in Russia. We also operate in Russia through other local wholesale partners and by selling directly to retail customers through our European online store. Prior to February 2022, we also sold directly to retail customers in Ukraine and Belarus through our European online store.
Our operations in Russia, Belarus and Ukraine represented less than 3% of our total revenue for the year ended January 29, 2022 and 3% for the nine months ended October 29, 2022, with our operations in Russia comprising over 90% of this total revenue. As of October 29, 2022, our total assets in Russia, all of which are held by Guess CIS, represented less than 2% of our total assets, consisting primarily of leasehold right of use assets, store inventory, furnishings and fixtures, and receivables. We only maintain inventory in Russia in an amount sufficient for operating our Russian retail stores. We do not maintain inventory or hold any other significant assets in Belarus or Ukraine. We do not rely, directly or indirectly, on goods sourced in Russia, Belarus or Ukraine. Other than such labor and services necessary to conduct our direct operations in Russia in the ordinary course of business, we do not rely, directly or indirectly, on services sourced in Russia, Belarus or Ukraine.
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
In connection with our investment in Guess CIS, we are party to a put arrangement with respect to the securities that represent the remaining noncontrolling interest for Guess CIS (the “Put Option”). The Put Option provides the noncontrolling interest holder of Guess CIS, a non-sanctioned Russian citizen (the “Minority Holder”), the right to compel us, through a wholly-owned European subsidiary, to purchase the remaining 30% of the total outstanding equity interest of Guess CIS at its sole discretion by providing written notice to us during the period after December 28, 2020, the fifth anniversary of the agreement, through December 31, 2025. The redemption value of the Put Option is based on a multiple of Guess CIS’s earnings before interest, taxes, depreciation and amortization, subject to certain adjustments. The carrying value of the redeemable noncontrolling interest related to the put arrangement was €8.0 million ($8.0 million) as of October 29, 2022. In November 2022, the Minority Holder exercised the Put Option, triggering a contractual obligation for us to purchase the Minority Holder’s 30% interest in Guess CIS. Following a comprehensive review of the various economic sanctions imposed by the United States and European governments with respect to Russia earlier this year and obtaining guidance from the U.S. Department of the Treasury’s Office of Foreign Assets Control (“OFAC”), we have determined that our acquisition of the Minority Holder’s 30% interest in Guess CIS pursuant to our pre-sanctions contractual obligations to fulfill the Minority Holder’s exercise of the Put Option is not prohibited by current economic sanctions, including the U.S. ban on new investment in Russia. As such, we expect to fulfill our pre-sanctions contractual obligation to purchase the Minority Holder’s interest as required by the terms of the Guess CIS agreements entered into during fiscal 2016 with the Minority Holder. The purchase is currently expected to be completed by the end of the first quarter of fiscal 2024.
In addition, pursuant to an agreement entered into in 2018, our European subsidiary, Guess Europe SAGL has also counter guaranteed up to $900,000 of Guess CIS’s obligations under its local Russian guarantee line, as required by certain lease agreements.
Impact of Sanctions and Trade Restrictions
Our Russian operations are subject to various sanctions and export control measures targeting Russia, Belarus, and the Russian-controlled regions of Ukraine (Crimea, Donetsk, and Luhansk). These measures include: (i) blocking sanctions prohibiting dealings with various Russian senior government officials, and companies in various sectors important to the Russian economy, including major Russian financial institutions; (ii) expanded sectoral sanctions related to designated Russian entities’ ability to raise capital; (iii) the disconnection of certain Russian and Belarusian banks from the Society for Worldwide Interbank Financial Telecommunication (“SWIFT”) financial messaging network; (iv) a ban on new investment in Russia; (v) a ban on the provision of certain accounting, trust formation and management consulting services; (vi) bans on the import into the United States of certain Russian origin products, including various energy products; (vii) bans on the conduct of business or investment activity in the Russian-controlled Crimea, Donetsk and Luhansk regions of Ukraine; and (viii) restrictions on the export of various products to Russia and Belarus, including certain dual-use industrial and commercial products, and luxury goods. Additionally, certain logistics operators have imposed bans on direct air deliveries to Russia and restrictions on land deliveries to and from Russia, Belarus and Ukraine, none of which have had a material impact on our operations to date. We assessed the applicability of these sanctions and trade restrictions based on internal assessments of relevant regulations and concluded our existing operations in Russia and Belarus have not been materially affected by these sanctions and trade restrictions, although we are limited from further expansion of our business in Russia. All of our deliveries (both wholesale and retail) undergo sanctions screening, including screening for maximum product value of $300 and €300 per item and prevention of shipments to sanctioned final recipients.
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
•Potential disruptions of normal cash flow resulting from the removal of Russian and Belarusian banks from the SWIFT financial messaging network and regulations of the Russian and Belarusian governments;
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
We are actively monitoring the situation in Ukraine. While the extent to which our future operations in Russia, Belarus and Ukraine will be impacted by the ongoing conflict is impossible to predict, the impact is not expected to be material to our results of operations, financial condition or cash flows.
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
Brand Relevancy and Brand Elevation. We continue to optimize our brand architecture to be relevant with our three target consumer groups: Heritage, Millennials, and Generation Z. We have developed and launched one global line of product for all categories. We seek to elevate our Guess and Marciano brands and improve the quality and sustainability of our products, allowing us to realize more full-priced sales and rely less on promotional activity. We continue to use unique go-to-market strategies and execute celebrity and influencer partnerships and collaborations as we believe that they are critical to engage more effectively with a younger and broader audience.
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
Capital Allocation
We plan to continue to prioritize capital allocation toward investments that support growth and infrastructure, while remaining highly disciplined in the way we allocate capital across projects, including new store development, store remodels, technology and logistics investments and others. When we prioritize investments, we will focus on their strategic significance and their return on invested capital expectations. We also plan to manage product buys and inventory ownership rigorously and optimize overall working capital management consistently. In addition, we plan to continue to return value to shareholders through dividends and share repurchases, as appropriate.
During fiscal 2022, the Board of Directors terminated our previous 2012 $500 million share repurchase program (which had $47.8 million capacity remaining) and authorized a new $200 million share repurchase program. On March 14, 2022, the Board of Directors expanded the repurchase authorization by $100 million, leaving an available capacity of $249 million at that time. On March 18, 2022, in connection with this expanded authorization, we entered into an accelerated share repurchase agreement (the "2022 ASR Contract) with a financial institution (in such capacity, the "2022 ASR Counterparty") to repurchase an aggregate $175 million of our common stock. Under the 2022 ASR Contract, we made a payment of $175 million to the 2022 ASR Counterparty and received an initial delivery of approximately 3.3 million shares of our common stock on March 21, 2022. We received a final settlement of an additional 5.2 million shares under the 2022 ASR Contract on June 24, 2022. Refer to “Part I, Item 1. Financial Statements – Note 4 – Stockholders' Equity” for further information on the 2022 ASR Contract. During the nine months ended October 29, 2022, we also repurchased approximately 0.5 million shares of our common stock in open market transactions totaling $11.7 million, all of which occurred during the six months ended July 30, 2022.
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

Other
We operate on a 52/53-week fiscal year calendar which ends on the Saturday nearest to January 31 of each year. The nine months ended October 29, 2022 had the same number of days as the nine months ended October 30, 2021.
Executive Summary
Overview
Net earnings attributable to Guess?, Inc. decreased 26.9% to $21.8 million, or diluted net earnings per share (“EPS”) of $0.34 per common share, for the quarter ended October 29, 2022, compared to $29.9 million, or diluted EPS of $0.45 per common share, for the quarter ended October 30, 2021.
During the quarter ended October 29, 2022, we recognized $1.8 million in asset impairment charges; $0.1 million in net gains on lease modifications; $1.5 million for certain professional service and legal fees and related (credits) costs; and $0.2 million for certain discrete income tax adjustments (or a combined $2.9 million positive impact after considering the related income tax benefit of $0.4 million); and we excluded the dilutive share impact of the Notes in our adjusted diluted EPS (or a combined $0.1 negative per share impact). Excluding the impact of these items, adjusted net earnings attributable to Guess?, Inc. was $24.7 million and adjusted diluted EPS was $0.44 per common share for the quarter ended October 29, 2022.
During the quarter ended October 30, 2021, we recognized $1.2 million in asset impairment charges; $3.0 million in net losses on lease modifications; $0.6 million for certain professional services and legal fees and related (credits) costs; $2.8 million of amortization of debt discount related to our Notes; and $5.9 million in additional income tax expense from certain discrete income tax adjustments related primarily to an intra-entity transfer of intellectual property rights to a wholly-owned Swiss subsidiary (or a combined $11.7 million, or $0.17 per share, negative impact after considering the related income tax benefit of these adjustments of $1.7 million). Excluding the impact of these items, adjusted net earnings attributable to Guess?, Inc. was $41.6 million and adjusted diluted EPS was $0.62 per common share for the quarter ended October 30, 2021. References to financial results excluding the impact of these items are non-GAAP measures and are addressed below under “Non-GAAP Measures.”
Highlights of our performance for the quarter ended October 29, 2022 compared to the same prior-year quarter are presented below, followed by a more comprehensive discussion under “Results of Operations”:
Operations
•Total net revenue decreased 1.5% to $633.4 million for the quarter ended October 29, 2022, compared to $643.1 million in the same prior-year quarter. In constant currency, net revenue increased by 10.4%.
•Gross margin (gross profit as a percentage of total net revenue) decreased 320 basis points to 42.5% for the quarter ended October 29, 2022, compared to 45.7% in the same prior-year quarter.
•Selling, general and administrative (“SG&A”) expenses as a percentage of total net revenue (“SG&A rate”) decreased 120 basis points to 33.6% for the quarter ended October 29, 2022, compared to 34.8% in the same prior-year quarter. SG&A expenses decreased 4.8% to $212.9 million for the quarter ended October 29, 2022, compared to $223.8 million in the same prior-year quarter.
•During the quarter ended October 29, 2022, we recognized $1.8 million of asset impairment charges, compared to $1.2 million in the same prior-year quarter.
•During the quarter ended October 29, 2022, we recorded $0.1 million net gains on lease modifications, compared to $3.0 million net losses in the same prior-year quarter.
•Operating margin decreased 160 basis points to 8.6% for the quarter ended October 29, 2022, compared to 10.2% in the same prior-year quarter. The decrease in operating margin was mainly driven by 180 basis points from currency headwinds, 160 basis points from higher expenses and 130 basis points from higher markdowns, partially offset by 240 basis points from leveraging of expenses. Earnings from operations decreased 16.6% to $54.8 million for the quarter ended October 29, 2022, compared to $65.7 million in the same prior-year quarter.
•Other expense, net, totaled $15.2 million for the quarter ended October 29, 2022, compared to $7.8 million in the same prior-year quarter.
•The effective income tax rate decreased by 7.1% to 31.6% for the quarter ended October 29, 2022, compared to 38.7% in the same prior-year quarter.
Key Balance Sheet Accounts
•We had $174.1 million in cash and cash equivalents and no restricted cash as of October 29, 2022 compared to $391.1 million in cash and cash equivalents and $0.2 million in restricted cash at October 30, 2021.
◦As of October 29, 2022, we had $29.0 million in outstanding borrowings under our term loans and $123.2 million in outstanding borrowings under our credit facilities compared to $52.3 million in outstanding borrowings under our term loans and $7.1 million in outstanding borrowings under our credit facilities as of October 30, 2021.
◦During the nine months ended October 29, 2022, we made a payment of $175.0 million for share repurchases under the 2022 ASR Contract. During the nine months ended October 30, 2021, there were no share repurchases.
•Accounts receivable consists of trade receivables relating primarily to our wholesale business in Europe and, to a lesser extent, to our wholesale businesses in the Americas and Asia, royalty receivables relating to our licensing operations, credit card and retail concession receivables related to our retail businesses and certain other receivables. Accounts receivable decreased by $2.0 million, or 0.6%, to $319.3 million as of October 29, 2022 compared to $321.3 million at October 30, 2021. On a constant currency basis, accounts receivable increased by $46.2 million, or 14.4%, when compared to October 30, 2021.
•Inventory increased by $92.1 million, or 19.1%, to $574.6 million as of October 29, 2022, from $482.5 million at October 30, 2021. On a constant currency basis, inventory increased by $160.8 million, or 33.3%, when compared to October 30, 2021. The increase was mainly driven by our initiative to mitigate supply chain disruptions by ordering products earlier as well as the impact of higher average unit costs due to the elevation of the quality of our products, our investments in sustainability and inflationary pressures.
Global Store Count
During the quarter ended October 29, 2022, together with our partners, we opened 23 new stores worldwide, consisting of 11 stores in Europe and the Middle East, eight stores in Asia and the Pacific, and four stores in the Americas. Together with our partners, we closed 24 stores worldwide, consisting of seven stores in Europe and the Middle East, 12 stores in Asia and the Pacific, and five stores in the Americas.
We ended the third quarter of fiscal 2023 with stores and concessions worldwide comprised as follows:

	Stores			Concessions
Region	Total	Directly-Operated	Partner Operated	Total	Directly-Operated	Partner Operated
United States	242	242	—	—	—	—
Canada	72	72	—	—	—	—
Central and South America	103	69	34	29	29	—
Total Americas	417	383	34	29	29	—
Europe and the Middle East	799	561	238	54	54	—
Asia and the Pacific	414	120	294	251	127	124
Total	1,630	1,064	566	334	210	124

Of the total stores, 1,344 were GUESS? stores, 188 were GUESS? Accessories stores, 59 were G by GUESS (GbG) stores and 39 were MARCIANO stores.
Results of Operations
Three Months Ended October 29, 2022 and October 30, 2021
Consolidated Results
The following presents our condensed consolidated statements of income (in thousands, except per share data):

	Three Months Ended
	Oct 29, 2022		Oct 30, 2021		$ change	% change
Net revenue	$633,403	100.0%	$643,070	100.0%	$(9,667)	(1.5%)
Cost of product sales	364,032	57.5%	349,466	54.3%	14,566	4.2%
Gross profit	269,371	42.5%	293,604	45.7%	(24,233)	(8.3%)

Selling, general and administrative expenses	212,927	33.6%	223,775	34.8%	(10,848)	(4.8%)
Asset impairment charges	1,789	0.3%	1,152	0.2%	637	55.3%
Net (gains) losses on lease modifications	(146)	(0.0%)	3,006	0.5%	(3,152)	(104.9%)
Earnings from operations	54,801	8.6%	65,671	10.2%	(10,870)	(16.6%)
Interest expense, net	(2,817)	(0.4%)	(5,063)	(0.8%)	2,246	(44.4%)
Other expense, net	(15,211)	(2.4%)	(7,800)	(1.2%)	(7,411)	95.0%
Earnings before income tax expense	36,773	5.8%	52,808	8.2%	(16,035)	(30.4%)
Income tax expense	11,616	1.8%	20,441	3.2%	(8,825)	(43.2%)
Net earnings	25,157	4.0%	32,367	5.0%	(7,210)	(22.3%)
Net earnings attributable to noncontrolling interests	3,322	0.6%	2,487	0.4%	835	33.6%
Net earnings attributable to Guess?, Inc.	$21,835	3.4%	$29,880	4.6%	$(8,045)	(26.9%)

Net earnings per common share attributable to common stockholders:
Basic	$0.40		$0.46		$(0.06)
Diluted	$0.34		$0.45		$(0.11)

Effective income tax rate	31.6%		38.7%
Net Revenue. Net revenue decreased by $10 million, or 2% for the quarter ended October 29, 2022 compared to the same prior-year quarter. Currency translation fluctuations relating to our non-U.S. operations unfavorably impacted net revenue by $76 million compared to the same prior-year quarter. In constant currency, net revenue increased by 10%. Roughly 45% of the increase in constant currency net revenue was driven by higher wholesale shipments, slightly over 30% was due to positive store comparable sales and roughly 20% was due to net new store openings.
Gross Margin. Gross margin decreased by 3.2% for the quarter ended October 29, 2022 compared to the same prior-year quarter, driven by a 240 basis point decrease in product margin and an 80 basis point increase in occupancy rate. The lower product margin was due to the unfavorable 130 basis point impacts from each of currency headwinds and higher markdowns. The higher occupancy rate was due to a 50 basis point unfavorable impact from higher store occupancy costs and a 20 basis point unfavorable impact from lower rent relief.
Gross Profit. Gross profit decreased $24 million for the quarter ended October 29, 2022 compared to the same prior-year quarter. The decrease in gross profit was driven by $35 million of unfavorable impact from currency translation, $9 million due to higher markdowns, $8 million from unfavorable currency transactional impacts and $4 million from higher store occupancy expense, partially offset by $33 million of favorable impact due to higher revenues in constant currency.
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
SG&A Rate. Our SG&A rate decreased 1.2% for the quarter ended October 29, 2022 from the same prior-year quarter. The favorable change in SG&A rate was mainly driven by 210 basis points of expense leverage due to higher revenues in constant currency and 190 basis points of lower performance-based compensation, partially offset by the impact of higher SG&A expenses described below.
SG&A Expenses. SG&A expenses decreased $11 million for the quarter ended October 29, 2022 from the same prior-year quarter. The decrease in SG&A expenses was mainly driven by the favorable impact from currency translation and $13 million of lower performance-based compensation, partially offset by $8 million of higher variable expenses driven by higher revenues in constant currency and $14 million of higher expenses, including store selling expenses. Currency translation fluctuations relating to our foreign operations favorably impacted SG&A expenses by $23 million.
Asset Impairment Charges. During the quarter ended October 29, 2022, we recognized $1.8 million of property and equipment and operating lease right-of-use (“ROU”) assets impairment charges related to certain retail locations resulting from under-performance and expected store closures. During the quarter ended October 30, 2021, we recognized $1.2 million for the impairment of certain operating lease ROU assets and property and equipment related to certain retail locations resulting from lower revenue and future cash flow projections from the ongoing effects of the COVID-19 pandemic and expected store closures.
Net (Gains) Losses on Lease Modifications. During the quarters ended October 29, 2022 and October 30, 2021, we recorded net gains of $0.1 million and net losses of $3.0 million on lease modifications, respectively, related primarily to the early termination of lease agreements for certain retail locations.
Operating Margin. Operating margin decreased 1.6% for the quarter ended October 29, 2022 compared to the same prior-year quarter. The decrease in operating margin was mainly driven by 180 basis points from currency headwinds, 160 basis points from higher expenses and 130 basis points from higher markdowns, partially offset by 240 basis points from leveraging of expenses. Excluding the impact of asset impairment charges, certain professional service and legal fees and related (credits) costs and net gains (losses) on lease modifications, our operating margin would have decreased 1.8% compared to the same prior-year quarter.
Earnings from Operations.   Earnings from operations decreased by $11 million for the quarter ended October 29, 2022 compared to the same prior-year quarter. Currency translation fluctuations relating to our foreign operations unfavorably impacted earnings from operations by $12 million.
Other Expense, Net. Other expense, net for the quarter ended October 29, 2022 was $15 million compared to $8 million in the same prior-year quarter. The change was primarily due to net unrealized losses on our Supplemental Executive Retirement Plan (“SERP”) related assets compared to net unrealized gains in the same prior-year quarter and, to a lesser extent, higher unrealized losses from foreign currency exposures compared to the same prior-year quarter.
Income Tax Expense.  Income tax expense for the quarter ended October 29, 2022 was $12 million, or a 31.6% effective income tax rate, compared to $20 million, or a 38.7% effective income tax rate in the same prior-year quarter. Generally, income tax expense for the interim periods is computed using the income tax rate estimated to be applicable for the full fiscal year, adjusted for discrete items, which is subject to ongoing review and evaluation by management. The change in the effective income tax rate was primarily due to a decrease in earnings, which included losses in certain tax jurisdictions for which we did not recognize an income tax benefit, in fiscal 2023 compared to the same prior-year period.
Net Earnings Attributable to Guess?, Inc. Net earnings attributable to Guess?, Inc. decreased $8 million for the quarter ended October 29, 2022 compared to the same prior-year quarter. Diluted EPS decreased $0.11 for the quarter ended October 29, 2022 compared to the same prior-year quarter. We estimate a net positive impact of $0.07 from our adoption of the accounting guidance related to our Notes and share buybacks and a negative impact from currency of $0.22 on diluted EPS in the quarter ended October 29, 2022 when compared to the same prior-year quarter.
Refer to “Non-GAAP Measures” for an overview of our non-GAAP, or adjusted, financial results for the quarters ended October 29, 2022 and October 30, 2021. Excluding the impact of these non-GAAP items, adjusted net earnings attributable to Guess?, Inc. decreased $17 million and adjusted diluted EPS decreased $0.18 for the quarter ended October 29, 2022 compared to the same prior-year quarter. We estimate a net positive impact from our share buybacks of $0.07 and a negative impact from currency of $0.28 on adjusted diluted EPS in the quarter ended October 29, 2022 when compared to the same prior-year quarter.
Information by Business Segment
The following presents our net revenue and earnings (loss) from operations by segment (in thousands):

	Three Months Ended
	Oct 29, 2022	Oct 30, 2021	$ change	% change
Net revenue:
Americas Retail	$165,603	$169,617	$(4,014)	(2.4%)
Americas Wholesale	53,181	58,999	(5,818)	(9.9%)
Europe	323,754	330,736	(6,982)	(2.1%)
Asia	63,118	57,137	5,981	10.5%
Licensing	27,747	26,581	1,166	4.4%
Total net revenue	$633,403	$643,070	(9,667)	(1.5%)
Earnings (loss) from operations:
Americas Retail	$11,365	$24,070	(12,705)	(52.8%)
Americas Wholesale	10,229	17,316	(7,087)	(40.9%)
Europe	36,222	44,509	(8,287)	(18.6%)
Asia	(5)	(2,399)	2,394	(99.8%)
Licensing	24,849	24,402	447	1.8%
Total segment earnings from operations	82,660	107,898	(25,238)	(23.4%)
Corporate overhead	(26,216)	(38,069)	11,853	(31.1%)
Asset impairment charges	(1,789)	(1,152)	(637)	55.3%
Net gains (losses) on lease modifications	146	(3,006)	3,152	(104.9%)
Total earnings from operations	$54,801	$65,671	$(10,870)	(16.6%)

Operating margins:
Americas Retail	6.9%	14.2%
Americas Wholesale	19.2%	29.3%
Europe	11.2%	13.5%
Asia	(0.0%)	(4.2%)
Licensing	89.6%	91.8%
Total Company	8.6%	10.2%
Americas Retail
Net revenue from our Americas Retail segment decreased by $4 million, or 2%, for the quarter ended October 29, 2022 from the same prior-year quarter. Currency translation fluctuations relating to our non-U.S. retail stores and e-commerce sites had an unfavorable impact on net revenue of $1.7 million. In constant currency, net revenue decreased by 1% compared to the same prior-year quarter. The decrease in net revenue in constant currency was primarily driven by the unfavorable impact of permanent store closures. Comparable sales (including e-commerce) decreased 1% in U.S. dollars and remained relatively flat in constant currency compared to the same prior-year quarter. The inclusion of our e-commerce sales had no impact on the comparable sales percentage in U.S. dollars and constant currency. As of October 29, 2022, we directly operated 383 stores in the Americas compared to 387 stores at October 30, 2021, excluding concessions, which represents a 1% decrease from the same prior-year quarter.
Operating margin decreased 7.3% for the quarter ended October 29, 2022 from the same prior-year quarter. Approximately 250 basis points of the decrease was primarily driven by higher markdowns, 250 basis points was due to higher expenses, including higher store labor costs, 110 basis points was due to higher inventory obsolescence reserves, and 80 basis points was due to lower COVID-19 relief compared to the same prior-year quarter. This was partially offset by 200 basis points of favorable impact from higher initial markups.
Earnings from operations from our Americas Retail segment decreased by $13 million, or 53%, for the quarter ended October 29, 2022 from the same prior-year quarter. The decrease was primarily driven by $4 million of higher markdowns, $4 million of higher expenses, including higher store labor costs, $2 million of higher inventory obsolescence reserves, and $1 million of lower COVID-19 relief compared to the same prior-year quarter. This was partially offset by a $3 million increase driven by higher initial markups.
Americas Wholesale
Net revenue from our Americas Wholesale segment decreased by $5.8 million, or 10%, for the quarter ended October 29, 2022 from the same prior-year quarter. Currency translation fluctuations relating to our non-U.S. wholesale businesses had an unfavorable impact on net revenue of $0.7 million. In constant currency, net revenue decreased by 9%. The decrease in net revenues in constant currency was driven by lower shipments in our U.S. wholesale business.
Operating margin decreased 10.1% for the quarter ended October 29, 2022 compared to the same prior-year quarter. The decrease in operating margin was mainly driven by a decrease of 600 basis points due to higher markdowns and a decrease of 400 basis points due to higher expenses.
Earnings from operations from our Americas Wholesale segment decreased by $7 million, or 41% for the quarter ended October 29, 2022 from the same prior-year quarter, mainly driven by $3 million of higher markdowns and $2 million for each of higher expenses and lower revenues.
Europe
Net revenue from our Europe segment decreased by $7 million, or 2%, for the quarter ended October 29, 2022 compared to the same prior-year quarter. Currency translation fluctuations had an unfavorable impact on net revenue of $64 million. In constant currency, net revenue increased by 17%. The increase in net revenue in constant currency was mainly driven by $33 million higher wholesale revenue, $19 million from positive comparable store sales and $8 million in net new store openings. Comparable sales (including e-commerce) decreased 8% in U.S. dollars and increased 9% in constant currency compared to the same prior-year quarter. The inclusion of our e-commerce sales negatively impacted the comparable sales percentage by 4% in U.S. dollars and 6% in constant currency. Our retail sales in Turkey, a relatively small market, had an outsized impact on our comparable sales (including e-commerce) for the quarter ended October 29, 2022, contributing a positive impact of 2% in U.S. dollars and 7% in constant currency, largely due to the current hyper-inflation environment in Turkey. As of October 29, 2022, we directly operated 561 stores in Europe compared to 540 stores at October 30, 2021, excluding concessions, which represents a 4% increase from the same prior-year quarter.
Operating margin decreased 2.3% for the quarter ended October 29, 2022 compared to the same prior-year quarter. The decrease in operating margin was driven by 330 basis points of unfavorable currency impact and

220 basis points of higher expenses, partially offset by 380 basis points favorable impact of higher revenues in constant currency.
Earnings from operations from our Europe segment decreased by $8 million, or 19% for the quarter ended October 29, 2022 compared to the same prior-year quarter. The decrease in operating profit was mainly driven by $20 million of unfavorable currency impacts, including $12 million of unfavorable translation impact, and $8 million of higher expenses, partially offset by the $23 million favorable impact of higher revenues.
Asia
Net revenue from our Asia segment increased by $6 million, or 10% for the quarter ended October 29, 2022 from the same prior-year quarter. Currency translation fluctuations had an unfavorable impact on net revenue of $10 million. In constant currency, net revenue increased by 28%. The increase in net revenue in constant currency was mainly driven by $7 million due to net new store openings, including stores we recently acquired from our wholesale partners in Korea, $4 million of higher e-commerce revenues and $3 million due to each of positive comparable store sales and higher wholesale shipments. Comparable sales (including e-commerce) decreased 2% in U.S. dollars and increased 13% in constant currency compared to the same prior-year quarter. The inclusion of our e-commerce sales positively impacted the comparable sales percentage by 2% in U.S. dollars and constant currency.
Operating margin increased 4.2% for the quarter ended October 29, 2022 from the same prior-year quarter, mainly driven by leveraging of expenses.
Loss from operations from our Asia segment decreased by $2 million, or 100%, for the quarter ended October 29, 2022 compared to the same prior-year quarter, mainly driven by the impact of higher revenues. Currency translation fluctuations relating to our Asia operations unfavorably impacted the loss from operations by $0.4 million.
Licensing
Net royalty revenue from our Licensing segment increased by $1 million, or 4%, for the quarter ended October 29, 2022 from the same prior-year quarter, mainly driven by higher royalties in our handbag category.
Earnings from operations from our Licensing segment increased by 2% for the quarter ended October 29, 2022 from the same prior-year quarter.
Corporate Overhead
Unallocated corporate overhead decreased by $12 million, or 31%, for the quarter ended October 29, 2022 compared to the same prior-year quarter, primarily due to lower performance-based compensation.

Nine months ended October 29, 2022 and October 30, 2021
Consolidated Results
The following presents our condensed consolidated statements of income (in thousands, except per share data):

	Nine Months Ended
	Oct 29, 2022		Oct 30, 2021		$ change	% change
Net revenue	$1,869,566	100.0%	$1,791,696	100.0%	$77,870	4.3%
Cost of product sales	1,082,545	57.9%	992,448	55.4%	90,097	9.1%
Gross profit	787,021	42.1%	799,248	44.6%	(12,227)	(1.5%)

Selling, general and administrative expenses	638,801	34.2%	616,076	34.4%	22,725	3.7%
Asset impairment charges	5,252	0.3%	3,094	0.2%	2,158	69.7%
Net (gains) losses on lease modifications	(1,654)	(0.1%)	441	0.0%	(2,095)	(475.1%)
Earnings from operations	144,622	7.7%	179,637	10.0%	(35,015)	(19.5%)
Interest expense, net	(8,112)	(0.4%)	(16,163)	(0.9%)	8,051	(49.8%)
Other expense, net	(40,716)	(2.2%)	(11,502)	(0.6%)	(29,214)	254.0%
Earnings before income tax expense	95,794	5.1%	151,972	8.5%	(56,178)	(37.0%)
Income tax expense	32,743	1.7%	43,588	2.4%	(10,845)	(24.9%)
Net earnings	63,051	3.4%	108,384	6.1%	(45,333)	(41.8%)
Net earnings attributable to noncontrolling interests	9,284	0.5%	5,436	0.3%	3,848	70.8%
Net earnings attributable to Guess?, Inc.	$53,767	2.9%	$102,948	5.8%	$(49,181)	(47.8%)

Net earnings per common share attributable to common stockholders:
Basic	$0.93		$1.58		$(0.65)
Diluted	$0.80		$1.55		$(0.75)

Effective income tax rate	34.2%		28.7%
Net Revenue. Net revenue increased by $78 million or 4%, compared to the same prior-year period. Currency translation fluctuations relating to our non-U.S. operations unfavorably impacted net revenue by $170.1 million compared to the same prior-year period. In constant currency, net revenue increased by 14%. Roughly 40% of the increase in constant currency net revenue was driven by higher wholesale revenue, nearly 25% from the operation of stores in the current year period that had been temporarily closed in the same prior-year period, and 15% from each of positive store comparable sales and net new store openings.
Gross Margin. Gross margin decreased 2.5% for the nine months ended October 29, 2022 compared to the same prior-year period. The decrease in gross margin was mainly driven by lower product margin. The product margin decrease was mainly driven by 110 basis points due to higher markdowns and 100 basis points due to unfavorable currency impacts. Overall, occupancy rate increased 30 basis points mainly driven by lower COVID relief compared to the same prior-year period and higher occupancy costs, partially offset by leveraging of expenses.
Gross Profit. Gross profit decreased $12 million for the nine months ended October 29, 2022 compared to the same prior-year period. The decrease in gross profit was driven by $94 million due to the unfavorable impact of currency, including $78 million of unfavorable currency translational impact, $22 million of higher markdowns, $11 million of lower COVID relief compared to the prior year, partially offset by the $125 million impact of higher revenues in constant currency.
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
SG&A Rate. Our SG&A rate decreased 0.2% for the nine months ended October 29, 2022 from the same prior-year period. The favorable change in SG&A rate was due to a 250 basis point impact of higher revenues in constant currency and 70 basis points of lower performance-based compensation, partially offset by 210 basis points of higher SG&A expenses described below, including store labor costs.
SG&A Expenses. SG&A expenses increased by $23 million for the nine months ended October 29, 2022 from the same prior-year period. The increase in SG&A expenses was mainly driven by $43 million of higher expenses, including store labor costs, and $34 million related to revenue growth, partially offset by the favorable impact of currency translation fluctuations of $52 million and $14 million of lower performance-based compensation.
Asset Impairment Charges. During the nine months ended October 29, 2022, we recognized $5.3 million of property and equipment and operating lease ROU assets impairment charges related to certain retail locations resulting from under-performance and expected store closures. During the nine months ended October 30, 2021, we recognized $3.1 million for the impairment of certain operating lease ROU assets and property and equipment related to certain retail locations resulting from lower revenue and future cash flow projections from the ongoing effects of the COVID-19 pandemic and expected store closures.
Net (Gains) Losses on Lease Modifications. During the nine months ended October 29, 2022 and October 30, 2021, we recorded net gains of $1.7 million and net losses of $0.4 million on lease modifications, respectively, related primarily to the early termination of lease agreements for certain retail locations.
Operating Margin. Operating margin decreased 2.3% for the nine months ended October 29, 2022 compared to the same prior-year period. The decrease in operating margin was driven by a 210 basis point impact from higher expenses, including store labor costs, a 140 basis point unfavorable impact from currency translation, a 110 basis point impact from higher markdowns, and a 60 basis point impact from lower rent relief and government subsidies, partially offset by 320 basis points of leveraging of expenses from higher revenues. Higher expenses related to certain professional service and legal fees and related (credits) costs unfavorably impacted operating margin by 30 basis points. Excluding the impact of asset impairment charges, certain professional service and legal fees and related (credits) costs and net gains (losses) on lease modifications, our operating margin would have decreased 2.0% compared to the same prior-year period.
Earnings from Operations.   Earnings from operations decreased by $35 million for the nine months ended October 29, 2022 compared to the same prior-year period. Currency translation fluctuations relating to our foreign operations unfavorably impacted earnings from operations by $26 million.
Other Expense, Net. Other expense, net for the nine months ended October 29, 2022 was $41 million compared to $12 million in the same prior-year period. The change was primarily due to higher net unrealized and realized losses from foreign currency exposures and, to a lesser extent, net unrealized losses on our SERP related assets compared to net unrealized gains in the same prior-year period.
Income Tax Expense.  Income tax expense for the nine months ended October 29, 2022 was $33 million, or a 34.2% effective income tax rate, compared to income tax expense of $44 million, or a 28.7% effective income tax rate in the same prior-year period. Generally, income tax expense for the interim periods is computed using the income tax rate estimated to be applicable for the full fiscal year, adjusted for discrete items, which is subject to ongoing review and evaluation by management. The change in the effective income tax rate was primarily due to a decrease in earnings, which included losses in certain tax jurisdictions for which we did not recognize an income tax benefit, in fiscal 2023 compared to the same prior-year period.
Net Earnings Attributable to Guess?, Inc. Net earnings attributable to Guess?, Inc. decreased $49 million for the nine months ended October 29, 2022 compared to the same prior-year period. Diluted EPS decreased $0.75 for the nine months ended October 29, 2022 compared to the same prior-year period. We estimate a net positive impact from our adoption of new accounting guidance related to our Notes and share buybacks of $0.16 and a negative impact from currency of $0.53 on diluted EPS in the nine months ended October 29, 2022 when compared to the same prior-year period.
Refer to “Non-GAAP Measures” for an overview of our non-GAAP, or adjusted, financial results for the nine months ended October 29, 2022 and October 30, 2021. Excluding the impact of these non-GAAP items, adjusted net earnings attributable to Guess?, Inc. decreased $57 million and adjusted diluted EPS decreased $0.73 for the nine months ended October 29, 2022 compared to the same prior-year period. We estimate a net positive impact from our share buybacks of $0.12 and a negative impact from currency of $0.61 on adjusted diluted EPS in the nine months ended October 29, 2022 when compared to the same prior-year period.
Information by Business Segment
The following presents our net revenue and earnings (loss) from operations by segment (in thousands):

	Nine Months Ended
	Oct 29, 2022	Oct 30, 2021	$ change	% change
Net revenue:
Americas Retail	$513,743	$511,449	$2,294	0.4%
Americas Wholesale	171,733	154,287	17,446	11.3%
Europe	936,470	895,311	41,159	4.6%
Asia	168,705	160,610	8,095	5.0%
Licensing	78,915	70,039	8,876	12.7%
Total net revenue	$1,869,566	$1,791,696	77,870	4.3%
Earnings (loss) from operations:
Americas Retail	$49,552	$82,260	(32,708)	(39.8%)
Americas Wholesale	39,068	41,815	(2,747)	(6.6%)
Europe	88,650	100,124	(11,474)	(11.5%)
Asia	(6,792)	(9,054)	2,262	(25.0%)
Licensing	70,499	63,987	6,512	10.2%
Total segment earnings from operations	240,977	279,132	(38,155)	(13.7%)
Corporate overhead	(92,757)	(95,960)	3,203	(3.3%)
Asset impairment charges	(5,252)	(3,094)	(2,158)	69.7%
Net gains (losses) on lease modifications	1,654	(441)	2,095	(475.1%)
Total earnings from operations	$144,622	$179,637	$(35,015)	(19.5%)
Operating margins:
Americas Retail	9.6%	16.1%
Americas Wholesale	22.7%	27.1%
Europe	9.5%	11.2%
Asia	(4.0%)	(5.6%)
Licensing	89.3%	91.4%
Total Company	7.7%	10.0%

Americas Retail
Net revenue from our Americas Retail segment increased by $2 million, or less than 1% for the nine months ended October 29, 2022 compared to the same prior-year period. Currency translation fluctuations relating to our non-U.S. retail stores and e-commerce sites had an unfavorable impact on net revenue of $3 million. In constant currency, net revenue increased by 1% compared to the same prior-year period. The increase in net revenue in constant currency was driven by $17 million from the operation of stores during the current year period that had been temporarily closed in the same prior-year period. This was partially offset by $5 million of lower e-commerce sales and $2 million for each of negative comparable sales and net permanent store closures. Comparable sales (including e-commerce) decreased 2% in U.S. dollars and 1% in constant currency compared to the same prior-year period. The inclusion of our e-commerce sales decreased the comparable sales percentage by 1% in U.S. dollars and no impact in constant currency. As of October 29, 2022, we directly operated 383 stores in the Americas compared to 387 stores at October 30, 2021, excluding concessions, which represents a 1% decrease from the same prior-year period.
Operating margin decreased 6.5% for the nine months ended October 29, 2022 compared to the same prior-year period. Approximately 320 basis points of the decrease was driven by higher expenses, including higher store labor costs, 250 basis points was due to higher markdowns and 120 basis points was due to lower rent relief and lower government subsidies. This was partially offset by higher initial markups.
Earnings from operations from our Americas Retail segment decreased $33 million for the nine months ended October 29, 2022 compared to the same prior-year period. Higher expenses, including store selling costs, drove $17 million of the decrease, $13 million was due to higher markdowns and $6 million was due to lower rent relief and government subsidies. This was partially offset by higher initial markups.
Americas Wholesale
Net revenue from our Americas Wholesale segment increased by $17 million, or 11%, for the nine months ended October 29, 2022 from the same prior-year period. Approximately 75% of the increase in constant currency was driven by our Mexico wholesale business and approximately 30% from our Canada wholesale business, partially offset by lower shipments in our U.S. wholesale business. Currency translation fluctuations relating to our non-U.S. wholesale businesses had an unfavorable impact on net revenue of $1 million.
Operating margin decreased 4.4% for the nine months ended October 29, 2022 from the same prior-year period. The decrease in operating margin was mainly driven by 430 basis points of higher markdowns, partially offset by leverage from higher revenues.
Earnings from operations from our Americas Wholesale segment decreased by $3 million for the nine months ended October 29, 2022 from the same prior-year period. Approximately $7 million of the decrease is due to higher markdowns, partially offset by the impact of higher revenues.
Europe
Net revenue from our Europe segment increased by $41 million, or 5%, for the nine months ended October 29, 2022 from the same prior-year period. In constant currency, net revenue increased by 21%. The increase was driven by $81 million of higher wholesale shipments, $46 million from the operation of stores in the current year period that had been temporarily closed in the same prior-year period, $36 million of positive store comparable sales and $23 million of net new store openings, partially offset by $146 million of unfavorable currency translation impact. Comparable sales (including e-commerce) decreased 6% in U.S. dollars and increased 8% in constant currency compared to the same prior-year period. The inclusion of our e-commerce sales decreased the comparable sales percentage by 3% in U.S. dollars and 5% in constant currency. Our retail sales in Turkey, a relatively small market, had an outsized impact on our comparable sales (including e-commerce) for the nine months ended October 29, 2022, contributing a positive impact of 1% in U.S. dollars and 4% in constant currency, largely due to the current hyper-inflation environment in Turkey. As of October 29, 2022, we directly operated 561 stores in Europe compared to 540 stores at October 30, 2021, excluding concessions, which represents a 4% increase from the same prior-year period.

Operating margin decreased 1.7% for the nine months ended October 29, 2022 from the same prior-year period. The decrease in operating margin was mainly driven by 260 basis points from unfavorable currency impacts and 170 basis points from lower initial markups, partially offset by favorable leverage from higher revenues.
Earnings from operations from our Europe segment decreased by $11 million, or 11%, for the nine months ended October 29, 2022 compared to the same prior-year period. The decrease in operating profit was mainly driven by $42 million of unfavorable currency impacts, including a $26 million unfavorable translation impact, and an $18 million decrease in initial markups, partially offset by the favorable impact of higher revenues.
Asia
Net revenue from our Asia segment increased by $8 million, or 5%, for the nine months ended October 29, 2022 compared to the same prior-year period. In constant currency, net revenue increased by 17%. The increase in net revenue in constant currency was driven by $17 million due to net new store openings, including stores we recently acquired from our wholesale partners in Korea, $7 million of higher e-commerce revenues and $5 million due to positive comparable store sales. Comparable sales (including e-commerce) decreased 5% in U.S. dollars and increased 5% in constant currency compared to the same prior-year period. The inclusion of our e-commerce sales negatively impacted the comparable sales percentage by 1% in U.S. dollars and constant currency. Currency translation fluctuations relating to our Asian operations unfavorably impacted net revenue by $19 million.
Operating margin increased 1.6% for the nine months ended October 29, 2022 from the same prior-year period. The increase in operating margin was mainly driven by 480 basis points due to higher revenues partially offset by the impact of higher expenses.
Loss from operations from our Asia segment decreased by $2 million, or 25%, for the nine months ended October 29, 2022 from the same prior-year period. The decrease in losses was mainly driven by $7 million due to the impact of higher revenues, partially offset by higher expenses. Currency translation fluctuations relating to our Asia operations unfavorably impacted the loss from operations by $0.5 million.
Licensing
Net royalty revenue from our Licensing segment increased by $9 million, or 13%, for the nine months ended October 29, 2022 compared to the same prior-year period, mainly driven by higher royalties in our handbag category.
Earnings from operations from our Licensing segment increased by $7 million, or 10%, for the nine months ended October 29, 2022 compared to the same prior-year period. The increase was driven by the favorable impact to earnings from higher revenues.
Corporate Overhead
Unallocated corporate overhead decreased by $3 million, or 3%, for the nine months ended October 29, 2022 from the same prior-year period, due to a decrease of $14 million in performance based compensation, partially offset by an increase of $5 million in expenses related to certain professional service and legal fees and related (credits) costs, an increase of $4 million due to higher personnel costs and an increase of $1 million in advertising costs.
Non-GAAP Measures
The financial information presented in this Quarterly Report includes non-GAAP financial measures, such as adjusted results and constant currency financial information. For the three and nine months ended October 29, 2022 and October 30, 2021, the adjusted results exclude the impact of certain professional service and legal fees and related (credits) costs, asset impairment charges, net (gains) losses on lease modifications, non-cash amortization of debt discount on our Notes, the related income tax impacts of these adjustments, the impact from changes in the income tax law on deferred income taxes in certain tax jurisdictions, net income tax settlements and adjustments to specific uncertain income tax positions, as well as certain discrete income tax adjustments related primarily to an intra-entity transfer of intellectual property rights to a wholly-owned Swiss subsidiary, in each case where applicable. These non-GAAP measures are provided in addition to, and not as alternatives for, our reported GAAP results.
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
A reconciliation of reported GAAP results to comparable non-GAAP results follows (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	Oct 29, 2022	Oct 30, 2021	Oct 29, 2022	Oct 30, 2021
Reported GAAP net earnings attributable to Guess?, Inc.	$21,835	$29,880	$53,767	$102,948
Certain professional service and legal fees and related (credits) costs[1]	1,508	550	7,185	1,737
Asset impairment charges[2]	1,789	1,152	5,252	3,094
Net (gains) losses on lease modifications[3]	(146)	3,006	(1,654)	441
Amortization of debt discount[4]	—	2,782	—	8,344
Discrete income tax adjustments[5]	208	5,912	624	6,140
Income tax impact from adjustments[6]	(448)	(1,729)	(2,318)	(3,200)
Total adjustments affecting net earnings attributable to Guess?, Inc.	2,911	11,673	9,089	16,556
Adjusted net earnings attributable to Guess?, Inc.	$24,746	$41,553	$62,856	$119,504

Net earnings per common share attributable to common stockholders:
GAAP diluted[7]	$0.34	$0.45	$0.80	$1.55
Adjusted diluted[7]	$0.44	$0.62	$1.06	$1.79
Weighted average common shares outstanding attributable to common stockholders:
GAAP diluted[7]	67,102	65,852	70,705	65,893
Adjusted diluted[7]	55,204	65,852	58,807	65,893
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
3    Amounts recorded represent net (gains) losses on lease modifications related primarily to the early termination of certain lease agreements.
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
6    The income tax effect of certain professional service and legal fees and related (credits) costs, asset impairment charges, net (gains) losses on lease modifications and the amortization of debt discount was based on the our assessment of deductibility using the statutory income tax rate (inclusive of the impact of valuation allowances) of the tax jurisdiction in which the charges were incurred.

7    Prior to adoption of ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40), for GAAP purposes, we incurred dilution above the initial strike price of our Notes of $25.78. At October 30, 2021, there was no dilution related to the Notes for the period.
We adopted ASU 2020-06 under the modified retrospective method as of January 30, 2022. Upon adoption, we prospectively utilize the if-converted method to calculate GAAP diluted EPS. For GAAP purposes, we incur dilution of our Notes based on the initial conversion rate associated with the Notes. For the three and nine months ended October 29, 2022, shares used in computing diluted EPS increased by 11.9 million shares due to the change from the treasury stock method to the if-converted method. Diluted net income per share for the three and nine months ended October 29, 2022 is calculated based on GAAP net income and diluted weighted-average shares of 67.1 million and 70.7 million, respectively, which also includes the potentially dilutive effect of our stock options, restricted stock units and the Notes.
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
During the nine months ended October 29, 2022, we relied primarily on trade credit, available cash, real estate and other operating leases, finance leases, proceeds from our credit facilities and term loans and internally generated funds to finance our operations. We anticipate we will be able to satisfy our ongoing cash requirements for the foreseeable future, including at least the next 12 months, for working capital, capital expenditures, payments on our debt, finance leases and operating leases, as well as lease modification payments, potential acquisitions and investments, expected income tax payments, and share repurchases and dividend payments to stockholders, primarily with cash flow from operations and existing cash balances as supplemented by borrowings under our existing credit facilities and proceeds from our term loans, as needed. We are in the process of negotiating an extension of our 2021 senior secured asset-based revolving credit facility, which is currently scheduled to mature on April 21, 2023. If we experience a sustained decrease in consumer demand related to the COVID-19 pandemic, the ongoing conflict in Ukraine or to economic, political or other conditions or events, we may require access to additional credit, which may not be available to us on commercially acceptable terms or at all. (Such arrangements are described further in “Part I, Item 1. Financial Statements – Note 9 – Borrowings and Finance Lease Obligations” in the Form 10-Q.)
Due to the seasonality of our business and cash needs, we may increase borrowings under our established credit facilities from time-to-time during the next 12 months and beyond.
We expect to settle the principal amount of our outstanding Notes in 2024 in cash and any excess in shares. Our outstanding Notes may be converted at the option of the holders as described in “Part I, Item 1. Financial Statements – Note 10 – Convertible Senior Notes and Related Transactions” of this Form 10-Q and in “Note 10 – Convertible Senior Notes and Related Transactions” of the Consolidated Financial Statements included in our Annual Report on Form 10-K. As of October 29, 2022, none of the conditions allowing holders of the Notes to convert had been met. Pursuant to one of these conditions, if our stock trading price exceeds 130% of the conversion price of the Notes (currently $25.21) for at least 20 trading days during the 30 consecutive trading-day period ending on, and including, the last trading day of any calendar quarter, holders of the Notes would have the right to convert their convertible notes during the next calendar quarter. In accordance with the terms of the indenture governing the Notes, we have adjusted the conversion rate and the conversion price of the Notes for quarterly dividends exceeding $0.1125 per share. Upon conversion, we will pay or deliver, as the case may be, cash, shares of our common stock or a combination of cash and shares of our common stock, at our election, in the manner and subject to the terms and conditions provided in the indenture governing the Notes. The convertible note hedge transaction we entered into in connection with our issuance of the Notes is expected generally to reduce the potential dilution upon conversion of the Notes and/or offset any cash payments we are required to make in excess of the principal amount of the Notes that are converted, as the case may be.
We have historically considered the undistributed earnings of our foreign subsidiaries to be indefinitely reinvested. As a result of the 2017 Tax Cuts and Jobs Act, we had a substantial amount of previously taxed earnings that could be distributed to the U.S. without additional U.S. taxation. As of October 29, 2022, we determined that approximately $25.7 million of such foreign earnings are not indefinitely reinvested. The incremental tax cost to repatriate these earnings to the U.S. is immaterial. We intend to indefinitely reinvest the remaining earnings from the our foreign subsidiaries for which a deferred income tax liability has not already been recorded. We continue to evaluate our plans for reinvestment or repatriation of unremitted foreign earnings and regularly review our cash positions and determination of indefinite reinvestment of foreign earnings. If we determine that all or a portion of such foreign earnings are no longer indefinitely reinvested, we may be subject to additional foreign withholding taxes and U.S. state income taxes, beyond the one-time transition tax.
As of October 29, 2022, we had cash and cash equivalents of $174.1 million, of which approximately $52.8 million was held in the U.S. Excess cash and cash equivalents, which represent the majority of our outstanding balance, are held primarily in overnight deposit and short-term time deposit accounts and money market accounts. Please refer to “Forward-Looking Statements” discussed above and “Part I, Item 1A. Risk Factors” contained in our most recent Annual Report on Form 10-K for the fiscal year ended January 29, 2022 for a discussion of risk factors which could reasonably be likely to result in a decrease of internally generated funds available to finance capital expenditures and working capital requirements.
COVID-19 Impact on Liquidity
Refer to the “Business Update, Market Trends and Uncertainties” section and in “Part 1, Item 1. Financial Statements - Note 1 - Basis of Presentation” for a discussion of the impact of the COVID-19 pandemic and global economic conditions on our financial performance and our liquidity.
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
Nine Months Ended October 29, 2022 and October 30, 2021
Operating Activities
Net cash used in operating activities was $21.4 million for the nine months ended October 29, 2022, compared to net cash provided by operating activities of $4.6 million for the same prior-year period, or a deterioration of $26.0 million. This deterioration was driven primarily by unfavorable changes in working capital and lower net earnings, partially offset by lower tax payments compared to the same prior-year period. The unfavorable changes in working capital were due primarily to higher inventory levels as we placed orders earlier in order to mitigate some of the supply chain disruptions and experienced higher average unit costs due to the elevation of the quality of our products, our investments in sustainability and inflationary pressures.
Investing Activities
Net cash used in investing activities was $72.0 million for the nine months ended October 29, 2022, compared to $40.4 million for the same prior-year period. Net cash used in investing activities for the nine months ended October 29, 2022 related primarily to investments in existing store remodeling programs and retail expansion and, to a lesser extent, technology and other infrastructure.
The increase in cash used in investing activities was driven primarily by higher retail remodel and expansion costs and higher investments in technology and other infrastructure during the nine months ended October 29, 2022 compared to the same prior-year period. During the nine months ended October 29, 2022, we opened 59 directly-operated stores compared to 55 directly-operated stores that were opened in the same prior-year period.
Financing Activities
Net cash used in financing activities was $131.8 million for the nine months ended October 29, 2022, compared to $28.5 million for the same prior-year period. Net cash used in financing activities for the nine months ended October 29, 2022 related primarily to our entrance into the 2022 ASR Contract to repurchase an aggregate of $175 million of our common stock and payment of dividends, partially offset by net proceeds from borrowings.
Effect of Exchange Rates on Cash, Cash Equivalents and Restricted Cash
During the nine months ended October 29, 2022, changes in foreign currency translation rates decreased our reported cash, cash equivalents and restricted cash balance by $16.3 million compared to a decrease of $13.8 million during the same prior-year period. Refer to “Foreign Currency Volatility” for further information on fluctuations in exchange rates.
Working Capital
As of October 29, 2022, we had net working capital (including cash and cash equivalents) of $417.8 million compared to $466.2 million at January 29, 2022 and $466.6 million at October 30, 2021.
Our primary working capital needs are for the current portion of lease liabilities, accounts receivable and inventory. The accounts receivable balance consists of trade receivables relating primarily to our wholesale business in Europe and, to a lesser extent, to our wholesale businesses in the Americas and Asia, royalty receivables relating to our licensing operations, credit card and retail concession receivables related to our retail businesses and certain other receivables. Accounts receivable decreased by $2.0 million, or 0.6%, to $319.3 million as of October 29, 2022, from $321.3 million at October 30, 2021. On a constant currency basis, accounts receivable increased by $46.2 million, or 14.4%, when compared to October 30, 2021. As of October 29, 2022, approximately 47% of our total net trade receivables and 61% of our European net trade receivables were subject to credit insurance coverage, certain bank guarantees or letters of credit for collection purposes. Our credit insurance coverage contains certain terms and conditions specifying deductibles and annual claim limits. Inventory increased by $92.1 million, or 19.1%, to $574.6 million as of October 29, 2022, from $482.5 million at October 30, 2021. On a constant currency basis, inventory increased by $160.8 million, or 33.3%, when compared to October 30, 2021, driven primarily by management initiatives to mitigate supply chain disruptions, including accelerating product orders, as well as higher average unit costs due to the elevation of the quality of our products, our investments in sustainability and inflationary pressures.
Capital Expenditures
Gross capital expenditures totaled $71.7 million, before deducting lease incentives of $3.6 million, for the nine months ended October 29, 2022. This compares to gross capital expenditures of $40.6 million, before deducting lease incentives of $2.2 million, for the same prior-year period.
We will periodically evaluate strategic acquisitions and alliances and pursue those we believe will support and contribute to our overall growth initiatives.
Dividends
On November 22, 2022, we announced a regular quarterly cash dividend of $0.225 per share on our common stock. The cash dividend will be paid on December 23, 2022 to shareholders of record as of the close of business on December 7, 2022. In accordance with the terms of the indenture governing the Notes, we will adjust the conversion rate (which is expected to increase) and the conversion price (which is expected to decrease) of the Notes effective as of December 6, 2022.
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
Share Repurchases
During fiscal 2022, the Board of Directors terminated its previous 2012 $500 million share repurchase program and authorized a new $200 million share repurchase program. On March 14, 2022, the Board of Directors expanded its repurchase authorization by $100 million. Repurchases may be made on the open market or in privately negotiated transactions, pursuant to Rule 10b5-1 trading plans or other available means. There is no minimum or maximum number of shares to be repurchased under the program and the program may be discontinued at any time, without prior notice.
On March 18, 2022, pursuant to existing share repurchase authorizations, we entered into the 2022 ASR Contract with the 2022 ASR Counterparty to repurchase an aggregate of $175 million of our common stock. Under the 2022 ASR Contract, we made a payment of $175 million to the 2022 ASR Counterparty and received an initial delivery of approximately 3.3 million shares of common stock on March 21, 2022. We received a final settlement of an additional 5.2 million shares under the 2022 ASR Contract on June 24, 2022.
During the nine months ended October 29, 2022, we repurchased 8,985,603 shares of our common stock under our 2021 Share Repurchase Program at an aggregate cost of $186.7 million, all of which occurred during the six months ended July 30, 2022, which is inclusive of the shares repurchased under the 2022 ASR Contract. As of October 29, 2022, we had remaining authority under the 2021 Share Repurchase Program to purchase $62.3 million of our common stock. There were no shares repurchased under our 2012 or 2021 Share Repurchase Programs during the three and nine months ended October 30, 2021.
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
The cash surrender values of the insurance policies were $61.2 million and $70.9 million as of October 29, 2022 and January 29, 2022, respectively, and were included in other assets in our condensed consolidated balance sheets. As a result of changes in the value of the insurance policy investments, we recorded unrealized losses of $4.8 million and $8.3 million in other income and expense during the three and nine months ended October 29, 2022, respectively, and unrealized gains of $0.1 million and $2.3 million in other income and expense during the three and nine months ended October 30, 2021, respectively. The projected benefit obligation was $49.2 million and $49.4 million as of October 29, 2022 and January 29, 2022, respectively, and was included in accrued expenses and other current liabilities and other long-term liabilities in our condensed consolidated balance sheets depending on the expected timing of payments. SERP benefit payments of $0.5 million and $1.4 million were made during the three and nine months ended October 29, 2022, respectively. SERP benefit payments of $0.5 million and $1.4 million were made during the three and nine months ended October 30, 2021, respectively.
Material Cash Requirements
As of October 29, 2022, there were no material changes to our material cash requirements from known contractual and other obligations, including commitments for capital expenditures, outside the ordinary course of business compared to the disclosures included under “Liquidity and Capital Resources - Material Cash Requirements” in Item Part II, Item 7 in our Form 10-K for the fiscal year ended January 29, 2022. Refer to “Part I, Item 1. Financial Statements – Note 9 – Borrowings and Finance Lease Obligations” and “Part I, Item 1. Financial Statements – Note 10 – Convertible Senior Notes and Related Transactions” for further information on these arrangements.
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
Recently Issued Accounting Guidance
Refer to “Part I, Item 1. Financial Statements – Note 1 – Basis of Presentation” for disclosures about recently issued accounting guidance.

ITEM 3.Quantitative and Qualitative Disclosures About Market Risk.
Exchange Rate Risk
More than two-thirds of product sales recorded for the nine months ended October 29, 2022 were denominated in currencies other than the U.S. dollar. Our primary exchange rate risk relates to operations in Europe, Canada, South Korea, China, Hong Kong and Mexico. Changes in currencies affect our earnings in various ways. For further discussion on currency-related risk, please refer to our risk factors under “Part I, Item 1A. Risk Factors” contained in our most recent Annual Report on Form 10-K for the fiscal year ended January 29, 2022.
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
During the nine months ended October 29, 2022, the total foreign currency translation adjustment decreased stockholders’ equity by $38.1 million, driven primarily by the strengthening of the U.S. dollar against the euro.
Foreign Currency Transaction Gains and Losses
Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency, including gains and losses on foreign exchange currency contracts (see below), are included in the condensed consolidated statements of income (loss). Net foreign currency transaction losses of $27.8 million and $17.4 million were included in the determination of net earnings for the nine months ended October 29, 2022 and October 30, 2021, respectively.
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
Foreign Exchange Currency Contracts Designated as Cash Flow Hedges
During the nine months ended October 29, 2022, we purchased U.S. dollar forward contracts in Europe totaling US$256.0 million that were designated as cash flow hedges. As of October 29, 2022, we had forward contracts outstanding for our European operations of US$275.0 million to hedge forecasted merchandise purchases, which are expected to mature over the next 18 months. Our foreign exchange currency contracts are recorded in our condensed consolidated balance sheet at fair value based on quoted market rates. Changes in the fair value of the U.S. dollar forward contracts, designated as cash flow hedges for forecasted merchandise purchases, are recorded as a component of accumulated other comprehensive income (loss) within stockholders’ equity and are recognized in cost of product sales in the period that approximates the time the hedged merchandise inventory is sold.
As of October 29, 2022, accumulated other comprehensive income (loss) related to foreign exchange currency contracts included a $15.7 million net unrealized gain, net of tax, of which $13.9 million will be recognized in cost of product sales over the following 12 months, at the then current values on a pre-tax basis, which can be different than the current quarter-end values.
As of October 29, 2022, the net unrealized gain of the remaining open forward contracts recorded in our condensed consolidated balance sheet was approximately $12.1 million.
At January 29, 2022, we had forward contracts outstanding for our European operations of US$146.0 million that were designated as cash flow hedges. At January 29, 2022, the net unrealized gain of these open forward contracts recorded in our condensed consolidated balance sheet was approximately $6.0 million.
Foreign Exchange Currency Contracts Not Designated as Hedging Instruments
We also have foreign exchange currency contracts that are not designated as hedging instruments for accounting purposes. Changes in fair value of foreign exchange currency contracts not designated as hedging instruments are reported in net earnings (loss) as part of other income (expense). For the nine months ended October 29, 2022, we recorded a net gain of $4.3 million for our euro dollar foreign exchange currency contracts not designated as hedges, which has been included in other income (expense). As of October 29, 2022, we had euro foreign exchange currency contracts to purchase US$49.5 million expected to mature over the next 14 months. As of October 29, 2022, the net unrealized gain of these open forward contracts recorded in our condensed consolidated balance sheet was approximately $2.1 million.
At January 29, 2022, we had euro foreign exchange currency contracts to purchase US$19.0 million. At January 29, 2022, the net unrealized gain of these open forward contracts recorded in our condensed consolidated balance sheet was approximately $1.1 million.
Sensitivity Analysis
As of October 29, 2022, a sensitivity analysis of changes in foreign currencies when measured against the U.S. dollar indicates that, if the U.S. dollar had uniformly weakened by 10% against all of the U.S. dollar denominated foreign exchange derivatives totaling US$324.5 million, the fair value of the instruments would have decreased by $36.1 million. Conversely, if the U.S. dollar uniformly strengthened by 10% against all of the U.S. dollar denominated foreign exchange derivatives, the fair value of these instruments would have increased by $29.5 million. Any resulting changes in the fair value of the hedged instruments may be partially offset by changes in the fair value of certain balance sheet positions (primarily U.S. dollar denominated liabilities in our foreign operations) impacted by the change in the foreign currency rate. The ability to reduce the exposure of currencies on earnings depends on the magnitude of the derivatives compared to the balance sheet positions during each reporting cycle.
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
As of October 29, 2022, accumulated other comprehensive income (loss) related to the interest rate swap agreement included a net unrealized gain of $1.0 million net of tax, which will be recognized in interest expense over the following 12 months, at the then current values on a pre-tax basis, which can be different than the current quarter-end values. As of October 29, 2022, the net unrealized gain of the interest rate swap recorded in our condensed consolidated balance sheet was approximately $1.3 million. As of January 29, 2022, the net unrealized loss of the interest rate swap recorded in our condensed consolidated balance sheet was approximately $0.1 million.
Sensitivity Analysis
As of October 29, 2022, we had borrowings under our credit facility arrangements of $123.2 million which are based on variable rates of interest. Accordingly, changes in interest rates would impact our results of operations in future periods. A 100 basis point increase in interest rates would not have had a significant effect on interest expense for the nine months ended October 29, 2022.
As of October 29, 2022, we had indebtedness related to term loans of $29.0 million, finance lease obligations of $20.4 million and the Mortgage Debt of $17.4 million. The term loans provide for annual interest rates ranging between 1.3% to 3.8%. The finance lease obligations are based on fixed interest rates derived from the respective agreements. The Mortgage Debt is covered by a separate interest rate swap agreement with a swap fixed interest rate of approximately 3.06% that matures in January 2026. The interest rate swap agreement is designated as a cash flow hedge and converts the nature of our Mortgage Debt from LIBOR floating-rate debt to fixed-rate debt.
The fair values of our debt instruments are based on the amount of future cash flows associated with each instrument discounted using our incremental borrowing rate. As of October 29, 2022 and January 29, 2022, the carrying value was not materially different from fair value, as the interest rates on our debt approximated rates currently available to us. The fair value of our Notes is determined based on inputs that are observable in the market and have been classified as Level 2 in the fair value hierarchy.

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
There was no change in our internal control over financial reporting during the third quarter of fiscal 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. Legal Proceedings.
Refer to “Part I, Item 1. Financial Statements – Note 13 – Commitments and Contingencies” in this Form 10-Q for disclosures about our legal and other proceedings.
ITEM 1A. Risk Factors.
Other than the risk factors noted below, there have not been any material changes in the Risk Factors as previously disclosed in our Annual Report on Form 10-K for the year ended January 29, 2022 filed with the SEC on March 24, 2022.
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
We are currently operating in Russia through wholesale and retail channels, and we have immaterial wholesale operations through local wholesale partners in Belarus and Ukraine. Our operations in Russia are operated primarily through Guess CIS, a majority-owned Russian subsidiary in which we had a 70% interest as of October 29, 2022 and January 29, 2022. Guess CIS currently operates 44 retail stores in Russia and acts as a distributor for our wholesale partners in Russia. We also operate in Russia through other local wholesale partners and by selling directly to retail customers through our European online store. Prior to February 2022, we also sold directly to retail customers in Ukraine and Belarus through our European online store. The local distributor through which we operate in Ukraine does not operate in the Russian-controlled Crimea, Donetsk, or Luhansk regions of Ukraine.
Our operations in Russia, Belarus, and Ukraine represented less than 3% of the Company’s total revenue for the year ended January 29, 2022 and 3% for the nine months ended October 29, 2022, with our operations in Russia comprising over 90% of this total revenue. As of October 29, 2022, our total assets in Russia, all of which are held by Guess CIS, represented less than 2% of our total assets, consisting primarily of leasehold right of use assets, store inventory, furnishings and fixtures and receivables. We only maintain inventory in Russia in an amount sufficient for operating our Russian retail stores. We do not maintain inventory or hold any other significant assets in Belarus or Ukraine.
The imposition of the current or possible future additional export controls and economic sanctions on transactions with Russia and Russian entities could limit or prevent us from (i) operating all or a portion of our business in Russia, (ii) performing under existing contracts involving our Russia business (including with respect to Guess CIS and the Company’s fulfillment of its pre-sanctions contractual obligation to purchase the Minority Holder’s 30% interest in Guess CIS pursuant to the Minority Holder’s exercise of the Put Option) or (iii) pursuing new business opportunities or maintaining adequate insurance coverage to protect our products and facilities in Russia. Additionally, the conflict in Ukraine could disrupt the operations of our distributor in that region and surrounding regions. Any of the foregoing could adversely affect our business, supply chain, partners or customers. In addition, the conflict between Russia and Ukraine could lead to disruption, instability and volatility in global markets and industries that could negatively impact our operations. The scope of the impact of sanctions, export controls and the ongoing conflict in Ukraine is impossible to predict at this time, and could have an adverse impact on our business.
Future changes to U.S. income tax or trade policies impacting multi-national companies could materially affect our financial condition and results of operations.
A significant portion of our product sales are generated outside of the U.S. In fiscal 2022, approximately 71% of our consolidated net product sales was generated by sales from outside of the U.S. In the long-term, we anticipate these international revenues will continue to grow as a percentage of our total business. The current political landscape has introduced greater uncertainty with respect to future income tax and trade regulations for U.S. companies with significant business and sourcing operations outside the United States.
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
As a result of Russia's invasion of Ukraine, the United States, the United Kingdom and the European Union, among others, have developed coordinated sanctions and export control measures targeting Russia, Belarus, and the Russian-controlled regions of Ukraine (Crimea, Donetsk, and Luhansk). While these sanctions and export control measures have not significantly disrupted our sales in these regions, if the disruptions continue over a prolonged period, or if additional export controls or economic sanctions on transactions with Russia and Russian entities are imposed in the future our sales in these regions and our results of operations could be adversely impacted. For further information regarding the risks we face relating to Russia’s invasion of Ukraine, refer to “-Our business may also be affected by existing or future sanctions and export controls targeting Russia and other responses to Russia's invasion of Ukraine.”

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Items (a) and (b) are not applicable.
Item (c). Issuer Purchases of Equity Securities
Our share repurchases during each fiscal month of the third quarter of fiscal 2023 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
July 31, 2022 to August 27, 2022
Repurchase program[1]	—	—	—	$62,267,634
Employee transactions[2]	—	—	—
August 28, 2022 to October 1, 2022
Repurchase program[1]	—	—	—	$62,267,634
Employee transactions[2]	1,031	$16.56	—
October 2, 2022 to October 29, 2022
Repurchase program[1]	—	—	—	$62,267,634
Employee transactions[2]	—	—	—
Total
Repurchase program[1]	—	—	—
Employee transactions[2]	1,031	$16.56	—
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
On March 18, 2022, pursuant to existing stock repurchase authorizations, we entered into an accelerated share repurchase agreement (the “2022 ASR Contract”) with a financial institution (the ”2022 ASR Counterparty”) to repurchase an aggregate of $175.0 million of our common stock. Under the terms of the 2022 ASR Contract, we made a payment of $175.0 million and received an initial delivery of 3.3 million shares on March 21, 2022, representing approximately 40% ($70 million) of the total shares expected to be repurchased under the 2022 ASR Contract. The Company received a final settlement of an additional 5.2 million shares under the ASR on June 24, 2022. Refer to “Part I, Item 1. Financial Statements – Note 4 – Stockholders' Equity” for further information.
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

Guess?, Inc.

Date:	December 2, 2022	By:	/s/ CARLOS ALBERINI
Carlos Alberini
Chief Executive Officer

Date:	December 2, 2022	By:	/s/ DENNIS SECOR
Dennis Secor
Interim Chief Financial Officer
(Principal Financial Officer)