Form 10-K
period 2023-01-28
GUESS INC
filed 2023-03-24
CIK 912463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
☒  Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended January 28, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No ☒
As of the close of business on July 29, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common equity stock held by non-affiliates of the registrant was $531,726,130 based upon the closing price of $18.91 on the New York Stock Exchange composite tape on such date. For this computation, the registrant has excluded the market value of all shares of its common stock reported as beneficially owned by executive officers and directors of the registrant.
As of the close of business on March 20, 2023, the registrant had 54,822,349 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the proxy statement for the registrant’s 2023 Annual Meeting of Stockholders, which will be filed not later than 120 days after the end of our fiscal year, are incorporated by reference into Part III herein.

i

IMPORTANT FACTORS REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K, including documents incorporated by reference herein, contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may also be contained in our other reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), in our press releases and in other documents. In addition, from time-to-time, we, through our management, may make oral forward-looking statements. All statements other than statements of historical fact are forward-looking statements. These statements include those relating to expectations, analyses and other information based on current plans, forecasts of future results and estimates of amounts not yet determinable. These statements also relate to our goals, future prospects, potential actions and impacts related to the coronavirus (or “COVID-19”) pandemic, the ongoing conflict in Ukraine and other events impacting the markets in which we operate, global cost reduction opportunities and profitability efforts, capital allocation plans, cash needs and current business strategies and strategic initiatives. These forward-looking statements are identified by their use of terms and phrases such as “anticipate,” “believe,” “continue,” “could,” “create,” “estimate,” “expect,” “goal,” “intend,” “may,” “outlook,” “pending,” “plan,” “predict,” “project,” “see,” “should,” “strategy,” “will,” “would,” and other similar terms and phrases, including references to assumptions.
The forward-looking statements included herein are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in the forward-looking statements. These risks and uncertainties, all of which are difficult or impossible to predict accurately and many of which are beyond our control, include, but are not limited to, those made below under “Summary of Risk Factors” and in Item 1A “Risk Factors” in this Annual Report.
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
•Public health crises have harmed, and may continue to harm, our business.
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
Risks Related to Brand Reputation, Relevance and Protection
•Failure to identify and rapidly respond to consumers’ fashion tastes and shopping preferences could harm our business.
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
•Violation of, or changes to, laws or regulations directly or through a licensee or supplier could adversely affect our business.
•Litigation or other regulatory proceedings could result in unexpected obligations and diversion of time.
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
•Adverse developments affecting financial institutions with whom we maintain cash balances could adversely impact our liquidity and financial performance.
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

WEBSITE REFERENCES
In this Annual Report on Form 10-K, we make references to our website at http://investors.guess.com and http://sustainability.guess.com. References to our website through this Form 10-K are provided for convenience only and the content on our website does not constitute a part of, and shall not be deemed incorporated by reference into, this Annual Report on Form 10-K.

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
We operate on a 52/53-week fiscal year calendar, which ends on the Saturday nearest to January 31 of each year. All references herein to “fiscal 2023,” “fiscal 2022,” and “fiscal 2021” represent the results of the 52-week fiscal years ended January 28, 2023, January 29, 2022, and January 30, 2021. References to “fiscal 2024” represent the 53-week fiscal year ending February 3, 2024.
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
Global Diversification.   The global success of the GUESS? brand has reduced our reliance on any particular geographic region. This geographic diversification provides broad opportunities for long-term growth, even during regional economic slowdowns. The percentage of our revenue generated from outside of the U.S. has grown from approximately 32% of our total revenues for the year ended December 31, 2005 to approximately 74% of our total revenues for the year ended January 28, 2023. As of January 28, 2023, we directly operated 1,046 retail stores in the Americas, Europe and Asia. Our partners operated 562 additional retail stores worldwide. As of January 28, 2023, we and our partners operated in approximately 100 countries worldwide. We continue to evaluate the different businesses in our global portfolio, directing capital investments to those with more profit potential.

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
Directly operated retail stores and concessions.   Distribution through our directly operated retail stores and concessions allows us to influence the merchandising and presentation of our products, enhance our brand image, build brand equity and test new product design concepts. Our store locations vary country by country depending on the type of locations available. In general, our stores average approximately 4,900 square feet in the Americas, approximately 2,600 square feet in Europe and the Middle East and approximately 2,400 square feet in Asia and the Pacific. Concessions generally average 1,100 square feet and are located primarily in South Korea and Greater China. As part of our omni-channel initiative, retail store sales in certain regions may be fulfilled from one of our numerous retail store locations or from our distribution centers.
Our directly operated retail stores and concessions were:

	Year Ended
	Jan 28, 2023		Jan 29, 2022		Jan 30, 2021
Region	Stores	Concessions	Stores	Concessions	Stores	Concessions
United States	240	—	245	—	249	—
Canada	62	—	74	—	76	—
Central and South America	69	29	69	29	70	27
Total Americas	371	29	388	29	395	27
Europe and the Middle East	560	54	556	50	507	44
Asia and the Pacific	115	129	124	99	144	101
Total	1,046	212	1,068	178	1,046	172
e-Commerce.   As of January 28, 2023, we operated retail websites in the Americas, Europe and Asia. We have e-commerce available to 50 countries and in 13 languages around the world. Our websites act as virtual storefronts that both sell our products and promote our brands. Designed as customer shopping centers, these sites showcase our products in an easy-to-navigate format, allowing customers to see and purchase our collections of apparel and accessories. These virtual stores have not only expanded our direct-to-consumer distribution channel, but they have also improved customer relations and are fun and entertaining alternative-shopping environments. As part of our omni-channel initiative, e-commerce orders in certain regions may be fulfilled from our distribution centers, or from our retail stores, or both.
Wholesale Distribution.   We sell through both domestic and international wholesale distribution channels as well as retail stores and concessions operated by certain wholesale partners.
Wholesale.   In Europe, our products are sold in stores ranging from large, well-known department stores like El Corte Inglès, Galeries Lafayette and Printemps to small upscale multi-brand boutiques. Because our European wholesale business is more fragmented, we generally rely on a large number of smaller regional distributors and agents to distribute our products. In the Americas, our wholesale customers consist primarily of department stores, including Macy’s, Liverpool and Hudson’s Bay, and select specialty retailers and upscale boutiques, which have the image and merchandising expertise that we require for the effective presentation of our products. Through our foreign subsidiaries and our network of international distributors, our products are also available in major cities throughout Africa, Asia, Australia and the Middle East.
Licensed stores and concessions.   We also sell product to retail partners who operate licensed retail stores and concessions, which allows us to expand our international operations with a lower level of capital investment while still closely monitoring store development and merchandise programs and marketing activations in order to protect the integrity of the GUESS? brand.

Licensed retail stores and concessions operated by our retail partners were:

	Year Ended		Year Ended		Year Ended
	Jan 28, 2023		Jan 29, 2022		Jan 30, 2021
Region	Stores	Concessions	Stores	Concessions	Stores	Concessions
United States	—	—	—	1	2	1
Central and South America	34	—	34	—	35	—
Total Americas	34	—	34	1	37	1
Europe and the Middle East	234	—	223	—	218	—
Asia and the Pacific	294	121	306	158	269	203
Total	562	121	563	159	524	204
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
Multiple Store Concepts.   Our products are sold around the world primarily through six different store concepts, namely our GUESS? full-price retail stores, our GUESS? factory outlet stores, our GUESS? Accessories stores, our G by GUESS (GbG) stores, our MARCIANO stores and our GUESS? Kids stores. During fiscal 2021, we integrated our G by GUESS brand into our Factory business over time in order to drive further efficiencies. We and our partners also have a small number of underwear, Gc watch and footwear concept stores. This allows us to target the various demographics in each region through dedicated store concepts that market each brand or concept specifically to the desired customer population. Having multiple store concepts also allows us to target our newer brands and concepts in different markets than our flagship GUESS? store concept.
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
Retail stores and concessions.   Our Americas Retail stores and concessions are comprised of a mix of GUESS? retail stores, GUESS? factory outlet stores, G by GUESS (GbG) stores, GUESS? Accessories stores and MARCIANO stores. During fiscal 2021, we integrated our G by GUESS brand into our Factory business over time in order to drive further efficiencies. During fiscal 2023, we opened 11 new stores and closed 28 stores in the Americas, ending the year with 371 stores. This store count does not include 29 concessions in Mexico. We directly operated our retail stores and concessions in Mexico and Brazil through our majority-owned joint ventures.
e-Commerce.   Our Americas Retail segment also includes our directly operated retail and other marketplace websites in the U.S., Canada, Mexico and Brazil. These websites operate as virtual storefronts that, combined with our retail stores, provide a seamless shopping experience to the consumer to sell our products and promote our brands. They also provide information about fashion trends and a mechanism for customer feedback while promoting customer loyalty and enhancing our brand identity through interactive content online and through smartphone applications. Our U.S. and Canadian online sites are fully integrated with our customer relationship management (“CRM”) system and loyalty programs. Omni-channel initiatives that we have already deployed in the U.S. and Canada include “buy online, pick-up in stores” or “buy online, return in stores” and “order from store” as well as mobile-optimized commerce sites and smartphone applications. In the U.S. and Canada, e-commerce orders may be fulfilled from our distribution centers, or from our retail stores, or both.
Americas Wholesale Segment
In our Americas Wholesale segment, we sell our products through wholesale channels throughout the Americas and to third-party distributors based in Central and South America as well as licensed retail locations operated by our wholesale partners. Our Americas Wholesale business generally experiences stronger performance from July through November. Our Americas Wholesale customers consist primarily of department stores, select specialty retailers, upscale boutiques as well as select off-price retailers. Our products were sold to consumers through approximately 1,450 major doors in the Americas, as well as through our customers’ e-commerce sites, as of both January 28, 2023 and January 29, 2022. As of January 28, 2023, these locations included approximately 700 “shop-in-shops”—designated selling areas within a department store—offering a wide array of our products and incorporating GUESS? signage and fixture designs. These shop-in-shops, managed by the department stores, allow us to reinforce the GUESS? brand image with our customers. Many department stores have more than one shop-in-shop, with each one featuring women’s, men’s or kids’ apparel or handbags. We also sell product to licensed retail stores and concessions operated by certain wholesale customers. As of January 28, 2023, we had 34 licensed retail stores in the Americas, all of which were located in Central and South America.
Our Americas Wholesale merchandising strategy is to focus on trend-right products supported by key fashion basics. We have sales representatives in New York, Los Angeles, Toronto, Montreal, Mexico City and Vancouver who coordinate with customers to determine the inventory level and product mix that should be carried in each store. Additionally, we use merchandise coordinators who work with the stores to ensure that our products are displayed appropriately. During fiscal 2023, our two largest wholesale customers accounted for a total of approximately 3% of our consolidated net revenue.
Europe Segment
In our Europe segment, we sell our products through direct-to-consumer and wholesale channels throughout Europe and the Middle East.
European Direct-to-Consumer.   Our European direct-to-consumer network is comprised of brick-and-mortar retail stores and concessions and e-commerce sites.
Retail stores and concessions.   Our European retail stores and concessions are primarily comprised of a mix of directly operated GUESS? retail and outlet stores, MARCIANO retail stores, GUESS? Accessories retail and outlet stores, GUESS? Footwear stores and GUESS? Kids stores. During fiscal 2023, we opened 46 new stores and closed 42 stores, ending the year with 560 directly operated stores in Europe and the Middle East. This store count does not include 54 directly operated concessions in Europe. Certain of our European stores require initial investments in the form of key money to secure prime store locations. These amounts are paid to landlords or existing lessees in certain circumstances.
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
European Wholesale Distribution.   We sell our products both through wholesale distribution channels and through licensed retail stores and concessions operated by our wholesale partners throughout Europe and the Middle East. Our European wholesale business generally relies on a large number of smaller regional distributors and agents to distribute our products primarily to smaller independent multi-

brand boutiques. Our products are also sold directly to large, well-known department stores like El Corte Inglès, Galeries Lafayette and Printemps. The type of customer varies from region to region depending on both the prominence of the GUESS? brand in each region and the dominance of a particular type of retail channel in each region. In countries where the brand is well known, we operate through showrooms where agents and distributors can view our line and place orders. We currently have showrooms in key cities such as Barcelona, Düsseldorf, Lugano, Munich, Paris, Lisbon, Florence, Moscow and Warsaw. We sell both our apparel and certain accessories products under our GUESS? and MARCIANO brand concepts through our wholesale channel, operating primarily through two seasons, Spring/Summer and Fall/Winter. Generally, our Spring/Summer sales campaign is from April to September with the related shipments occurring primarily from November to April. The Fall/Winter sales campaign is from November to April with the related shipments occurring primarily from May to October. We may take advantage of early-season demand and potential reorders by offering a pre-collection assortment which ships at the beginning of each season. Customers retain the ability to request early shipment of backlog orders, delay shipments or cancel orders depending on their needs. Revenues from sales to our wholesale licensed stores are also recognized as wholesale sales within our European wholesale operations. During fiscal 2023, our partners opened 22 new licensed retail stores and closed 11 stores, ending the year with 234 licensed retail stores in Europe and the Middle East.
Asia Segment
In our Asia segment, we sell our products through direct-to-consumer and wholesale channels throughout Asia and the Pacific.
Asian Direct-to-Consumer.   Our Asian direct-to-consumer network is comprised of brick-and-mortar retail stores and concessions and e-commerce sites.
Retail stores and concessions.   Our Asian retail stores and concessions include a mix of directly operated GUESS?, GUESS? Footwear, GUESS? Accessories, GUESS? Kids and MARCIANO stores. During fiscal 2023, we opened 13 new stores and closed 22 stores, including stores transferred to and from our partners and other store relocations and remodels. We ended the year with 115 directly operated stores in Asia and the Pacific. This store count does not include 129 directly operated apparel and accessory concessions. Concessions are widely used in Asia and generally represent directly managed areas within a department store setting.
e-Commerce.   We also have e-commerce sites throughout Asia which operate as virtual storefronts that, combined with our retail stores, provide a seamless shopping experience to the consumer to sell our products and promote our brands.
Asian Wholesale Distribution.   Our Asian wholesale customer base is comprised primarily of a small number of selected distributors with which we have contractual distribution arrangements and licensed stores and concessions operated by our wholesale partners. During fiscal 2023, our partners opened 14 new licensed retail stores and closed 26 stores, including stores transferred to and from our partners and other store relocations and remodels. We ended the year with 294 licensed retail stores. This store count does not include 121 apparel and accessory concessions operated by our partners in Asia.
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
Strategic Partnerships
We evaluate opportunities for strategic acquisitions and alliances and pursue those that we believe will support and contribute to our overall strategic initiatives and/or will leverage our global infrastructure and network of licensees and wholesale partners. Similarly, when existing investments and alliances no longer align with strategic initiatives or as other circumstances warrant, we will evaluate various exit opportunities. As of the date of this Annual Report, we have majority-owned joint ventures in Brazil, the Canary Islands, Mexico, Portugal, Russia and a minority-owned joint venture in South Africa. These joint ventures allow us to accelerate expansion, revitalize certain regions, and provide enhanced development of our retail and wholesale channels in these regions.
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
We believe that our balanced global supply chain, with deep vendor partnerships, provides us with a competitive advantage where we have the flexibility to respond to increased demand throughout the world. We believe that our new global apparel line of products will help improve product development costs by reducing the number of styles and help drive efficiencies in product costs by consolidating orders from multiple regions. Our sourcing strategy provides us with the opportunity to leverage costs and improve speed-to-market.
As an ongoing strategic initiative, we leave a larger portion of our buys open prior to each season to improve the efficiency of our speed-to-market by allowing us to design and produce closer to market delivery. This allows us to better react to emerging fashion trends in the market. We are also continuously searching for new suppliers and sourcing opportunities in reaction to the latest trends. We have developed IT systems to capture and share key performance indicators with our partners to drive ongoing improvements. During fiscal 2023, we continued to tightly manage our vendor base to around 140 core suppliers. Given the global instability and challenges within the supply chain and geopolitical environment, we are building an agile and lean supply chain by identifying new suppliers that can contribute to reduce our dependency on certain countries of origin. Additionally, offering an assortment of global products continues to be an area of focus. As a global brand, we maintain skilled sourcing teams in North America, Europe and Asia.
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
Initial assessments of compliance allow us to engage and educate new suppliers on our standards and create the groundwork for strong relationships based on continuous improvement. If deficiencies are discovered, personnel in each region are empowered to work with the respective business partner to take a corrective course of action. Additionally, the goal of this process is to educate individuals, build strategic relationships and improve business practices over the long-term.
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
Quality Control
Our quality control program is designed to ensure that products meet our high-quality standards. We test the quality of our raw materials prior to production and inspect prototypes of each product before production runs commence. We also perform random in-line quality control checks during and after production before the garments leave the contractor. Final random inspections occur when the garments are received in our distribution centers. We believe that our policy of inspecting our products is important to maintain the quality, consistency and reputation of our products. We have an on-site quality assurance collaboration with an external expert provider for a large portion of our European and North American purchase orders. During fiscal 2023, we continued to expand the program for additional purchase orders in Europe and North America. The objective is to stop product quality issues at the origin before investing in the transportation of the goods to the final destinations.
Product Integrity and Testing Protocol
During fiscal 2023, we published new protocols covering all our major regions, which provide minimum product integrity and other testing for apparel, footwear, accessories and handbags to help ensure our products continue to meet or exceed our customers’ expectations.
Logistics
We utilize distribution centers at strategically located sites. Our U.S. distribution center is based in Louisville, Kentucky, where we use fully integrated and automated distribution systems. The bar code scanning of merchandise and distribution cartons, together with radio frequency communications, provide timely, controlled, accurate and instantaneous updates to our distribution information systems. Additionally, the U.S. business is partnered with Customs Trade Partnership Against Terrorism (“CTPAT”), which expedites movement of goods into our U.S. trade lanes. We have been CTPAT certified for several years, and complete our recertification annually.
Distribution of our products in Canada is handled primarily from our operated distribution centers in Montreal, Quebec. In Europe, distribution of our products is handled primarily by third-party distributors through distribution facilities in Italy, the Netherlands, Poland and Spain. We also utilize smaller distribution facilities throughout Europe. We utilize several third-party operated distribution warehouses that service the Asia region.
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
Information Systems
We believe that high levels of automation and technology are essential to maintain our competitive position and support our strategic objectives. We continue to invest in new technologies and update computer hardware, network infrastructure, system applications and cyber-security. Our computer information systems consist of a full range of financial, distribution, merchandising, point-of-sales, customer relationship management, supply chain, digital platform, enterprise resource planning and other systems. During fiscal 2023, we improved and stabilized our digital platforms, implemented more payment methods, continued to improve our web front, expanded our shopping channels, enhanced our omni-channel experience and continued to develop mobile-based initiatives to support our wholesale and direct-to-consumer businesses. We completed store infrastructure upgrades, including in-store Wi-Fi for customer access, in preparation for the adoption of new technology and continued to improve upon mobile point of sale check out, Salesforce Customer 360, endless aisle, and real time inventory and sales dashboard. We have implemented a more advanced inventory planning and allocation tool in Europe and are rolling out to other regions for more accurate inventory management. During fiscal 2023, in order to accommodate company global operation and business continuity initiatives, we also upgraded our network infrastructure globally to have a seamless global office, and improved our disaster recovery process. We are also continuing to enhance our product life cycle management and supply chain tracking system and to enhance and align our IT standards globally to accommodate future growth and provide operational efficiencies.
Trademarks
We own numerous trademarks, including GUESS, GUESS?, GUESS U.S.A., GUESS Jeans, GUESS? and Triangle Design, MARCIANO, Question Mark and Triangle Design, a stylized G and a stylized M, GUESS Kids, Baby GUESS, YES, G by GUESS, GbG, GUESS by MARCIANO and Gc. As of January 28, 2023, we had over 5,100 trademarks in the U.S. and internationally registered trademarks or trademark applications pending with the trademark offices in over 175 countries around the world, including the U.S. From time-to-time, we adopt new trademarks in connection with the marketing of our product lines. We consider our trademarks to have significant value in the marketing of our products and act aggressively to register and protect our trademarks worldwide.
Like many well-known brands, our trademarks are subject to infringement. We have staff devoted to the monitoring and aggressive protection of our trademarks worldwide.
Seasonality
Our business is impacted by the general seasonal trends characteristic of the apparel and retail industries. The retail operations in the Americas and Europe are generally stronger during the second half of the fiscal year, and the wholesale operations in the Americas generally experience stronger performance from July through November. The European wholesale businesses operate with two primary selling seasons: the Spring/Summer season, which ships from November to April and the Fall/Winter season, which ships from May to October. We may take advantage of early-season demand and potential reorders in our European wholesale business by offering a pre-collection assortment which ships at the beginning of each season. Customers retain the ability to request early shipment of backlog orders or delay shipment of orders depending on their needs.
Human Capital
Since our founding, we have been a company that welcomes all, both within our own operations and in our supply chain. As of January 28, 2023, with an inclusive culture and a commitment to empowering our people, we provide opportunities for approximately 12,500 associates, both full and part-time, consisting of approximately 4,500 in the U.S. and 8,000 internationally. From our innovative product designers and developers working behind the scenes, to our dynamic retail store associates—and everyone in between—we are committed to making sure their diverse voices are valued, ideas are elevated, and excellence is rewarded.

Celebrating Diversity and Inclusion
Our longstanding commitment to diversity and inclusion comes to life each day as we work together to maintain a fair and inclusive workplace. Our aim is for all GUESS? associates to feel comfortable and safe bringing their whole selves to work and contributing fully to our shared success. Building on the example set by the Marciano brothers and their belief that a diverse organization was a strong and creative one, we have embedded diversity and inclusion principles and practices throughout the Company. For over 40 years, this has created a rich, vibrant culture that respects, and benefits from, different personal attributes, backgrounds, ideas, and perspectives. Today, diversity is a key facet of our company-wide culture, informing our values, recruiting, talent development, and associate advancement, among other operations.
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
Learning and Development
We are committed to the growth and development of our employees and offer a wide range of training programs for all levels. In addition to receiving ongoing on-the-job training and coaching, our employees can build skills and prepare for the future through our HR training portal. In fiscal 2023, we continued to add new courses and trainings, many of which focus on remote working skills, as well as diversity and inclusion education. We also support learning beyond our walls through our tuition assistance program. These collective learning and development programs help foster career mobility for our employees, while simultaneously allowing us to fill open positions with existing employees who know our company best.
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

Sustainability and Climate Change
In fiscal 2022, we released our latest sustainability report entitled VISION GUESS, our fourth sustainability report covering fiscal 2020 and fiscal 2021, written in accordance with standards of the Global Reporting Initiative (“GRI”) and Sustainable Accounting Standards Board (“SASB”). The publication of VISION GUESS is a milestone achievement for us, marking the successful completion of a reasonable assurance engagement examining the metrics and disclosures in this sustainability report.
The sustainability report shares our significant progress on Environmental, Social, and Governance (ESG) topics since our first sustainability plan launched in 2016. The sustainability report also provides information about our current and future activities which includes, among others, reducing greenhouse gas (“GHG”) emissions with Science Based Targets, transitioning to more sustainable and recycled materials, and continuing our commitment to circular fashion.
The VISION GUESS Sustainability report is available at http://sustainability.guess.com. We plan to release our next sustainability report in summer 2023, covering fiscal 2022 and fiscal 2023, which will also be available on our website at the foregoing link. This site provides information on our policies, social impact and environmental programs, as well as our sustainability strategy, data and reporting. The information contained on, or that may be accessed through, our websites is not incorporated by reference into, and is not a part of, this Annual Report.
Strengthening Sustainability Oversight
We are committed to good governance and sustainability oversight at every level, ethics in every business facet, and transparency in sustainability reporting. During fiscal 2023, we further engaged with the Board of Directors on ESG priorities, risks, and opportunities. We continue to ensure all operations and businesses are conducted ethically, both with internal personnel and external business partners, and all of our directors, officers, and associates are held to our Code of Ethics.
Additionally, in the VISION GUESS sustainability plan, we committed to connecting ESG priorities with business performance incentive and evaluation metrics. Our Sustainability and Corporate Social Responsibility Team ensures the environmental and social responsibility is embedded into decision-making processes. In addition, we have implemented a rigorous internal auditing program, covering our sustainability metrics and performance data to ensure complete, accurate, and balanced sustainability reporting. With our continuous effort, fiscal 2021 and fiscal 2020 marked the first time we underwent a third-party reasonable assurance examination indicating our sustainability report was prepared in accordance with the GRI and the SASB.
Protecting Our Environment
We are committed to protecting our environment and addressing climate change issues through product responsibility, water stewardship, and GHG emissions reduction. We understand sustainably sourced materials are the key to ensuring product responsibility. Lifecycle analyses have shown that fiber and fabric production make up about half of our apparel’s environmental impact. To that end, we have been working with our vendors to incorporate more sustainable materials and practices. By setting sustainability goals to increase use of responsible materials and promote circular fashion, and by following the GUESS Eco material sourcing guide, we source over 19% sustainable materials across all brands in our global portfolio.
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
Historically, denim production factories require the use of many chemicals, which could impact a factory’s wastewater discharge. In fiscal 2019, we established the GUESS Water Action Plan to address each phase of the denim lifecycle to prioritize water savings and improve water quality while providing water education and community engagement. Some of our suppliers have adopted innovative technologies, including Dry Indigo®, a foam for dyeing denim a deep blue without using water and e-flow for reducing water and chemicals in the finishing process. With our commitments in adopting water-saving denim technology and managing environmental impacts in our supply chain, over 20% of our denim meets our GUESS Eco guidelines and approximately 60% of our key laundries completed the Higg Facility Environmental Module (“Higg FEM”) survey.
Our strategy in managing GHG emissions includes meeting our carbon footprint goals and setting Science Based Targets. In fiscal 2021, we achieved our goal from our first sustainability plan of over 15% Scope 1 GHG emissions intensity reduction per square foot from direct operations. We are now pursuing our Science Based Targets for GHG emissions, which were approved by the Science Based Targets Initiative in fiscal 2021. We remain committed to a 50% reduction of absolute Scope 1 and 2 emissions, as well as an ambitious reduction of absolute Scope 3 emissions by 2030. In fiscal 2022, we purchased renewable energy, solar and wind in the Americas, Europe and Asia, equivalent to power approximately 20% of our stores globally. We are replicating the same in fiscal 2023 while working on a long term strategy to reduce our GHG emissions. We will also continue implementing a variety of energy efficiency and renewable energy strategies and working with our key vendors to implement energy efficiency and renewable energy plans.
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
As a result of our large and growing international operations, we face the possibility of greater losses from risks inherent in doing business in international markets and from factors beyond our control. Such factors that could harm our results of operations and financial condition include, among other things: (i) political instability, war or acts of terrorism, which disrupt trade with the countries where we operate or in which our contractors, suppliers or customers are located; (ii) recessions and volatility in domestic and foreign economies; (iii) the economic impact of the COVID-19 pandemic or other global health crises; (iv) reduced global demand in our industry resulting in the closing of manufacturing facilities; (v) challenges in managing dispersed foreign operations; (vi) local business practices that do not conform to our legal or ethical guidelines; (vii) adoption of additional or revised quotas, restrictions or regulations relating to imports or exports; (viii) additional or increased customs duties, tariffs, taxes and other charges on imports or exports; (ix) anti-American sentiment in foreign countries where we operate resulting from actual or proposed changes to U.S. immigration and travel policies or other factors; (x) delays in receipts due to our distribution centers as a result of labor unrest, increasing security requirements or other factors at U.S. or other ports; (xi) fluctuations in the value of the dollar against foreign currencies; (xii) increased difficulty in protecting our intellectual property rights in foreign jurisdictions; (xiii) social, labor, legal or economic instability in the foreign markets in which we do business, which could influence our ability to sell products in, or distribute products from, these international markets; (xiv) restrictions on the transfer of funds between the U.S. and foreign jurisdictions; (xv) our ability and the ability of our international retail store licensees, distributors and joint venture partners to locate and continue to open desirable new retail locations; (xvi) restrictions on the repatriation of funds held internationally and (xvii) natural disasters or public health crises in areas in which our contractors, suppliers, or customers are located.
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
As a result of Russia's invasion of Ukraine, the United States, in coordination with the United Kingdom and the European Union, among others, has implemented sanctions and export control measures targeting Russia, Belarus, and Russian-controlled regions of Ukraine (Crimea, Donetsk, and Luhansk). These measures include: (i) blocking sanctions prohibiting dealings with various Russian senior government officials, and companies in various sectors important to the Russian economy, including major Russian financial institutions; (ii) expanded sectoral sanctions related to designated Russian entities’ ability to raise capital; (iii) the disconnection of certain Russian and Belarusian banks from the Society for Worldwide Interbank Financial Telecommunication (“SWIFT”) financial messaging network; (iv) a ban on new investment in Russia; (v) a ban on the provision of certain services in Russia in the areas of accounting, trust formation, management consulting, quantum computing, and in relation to the maritime transport of Russian-origin crude oil and petroleum products; (vi) bans on the import into the United States of certain Russian origin products, including various energy products; (vii) bans on the conduct of business or investment activity in the Russian-controlled Crimea, Donetsk and Luhansk regions of Ukraine; and (viii) restrictions on the export of various products to Russia and Belarus, including certain dual-use industrial and commercial products, and luxury goods. Additionally, certain logistics operators have imposed bans on direct air deliveries to Russia and restrictions on land deliveries to and from Russia, Belarus and Ukraine, none of which have had a material impact on our operations to date.
We are currently operating in Russia through wholesale and retail channels, and we have immaterial wholesale operations through local wholesale partners in Belarus and Ukraine. Our operations in Russia are operated primarily through Guess CIS, a majority-owned Russian subsidiary in which we had a 70% interest as of

January 28, 2023. Guess CIS currently operates 44 retail stores in Russia and acts as a distributor for our wholesale partners in Russia. We also operate in Russia through other local wholesale partners and by selling directly to retail customers through our European online store. Prior to February 2022, we also sold directly to retail customers in Ukraine and Belarus through our European online store. The local distributor through which we operate in Ukraine does not operate in the Russian-controlled Crimea, Donetsk, or Luhansk regions of Ukraine.
Our operations in Russia, Belarus, and Ukraine represented slightly more than 3% of the Company’s total revenue for fiscal 2023, with our operations in Russia comprising over 90% of this total revenue. As of January 28, 2023, our total assets in Russia, all of which are held by Guess CIS, represented less than 2% of our total assets, consisting primarily of leasehold right of use assets, store inventory, furnishings and fixtures and receivables. We only maintain inventory in Russia in an amount sufficient for operating our Russian retail stores. We do not maintain inventory or hold any other significant assets in Belarus or Ukraine.
The imposition of the current or possible future additional export controls and economic sanctions on transactions with Russia and Russian entities could limit or prevent us from (i) operating all or a portion of our business in Russia, (ii) performing under existing contracts involving our Russia business (including with respect to Guess CIS and the Company’s fulfillment of its pre-sanctions contractual obligation to purchase the Minority Holder’s 30% interest in Guess CIS pursuant to the Minority Holder’s exercise of the Put Option, as described below under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - General - Russia-Ukraine Conflict”) or (iii) pursuing new business opportunities or maintaining adequate insurance coverage to protect our products and facilities in Russia. Additionally, the conflict in Ukraine could disrupt the operations of our distributor in that region and surrounding regions. Any of the foregoing could adversely affect our business, supply chain, partners or customers. In addition, the conflict between Russia and Ukraine could lead to disruption, instability and volatility in global markets and industries that could negatively impact our operations. The scope of the impact of sanctions, export controls and the ongoing conflict in Ukraine is impossible to predict at this time, and could have an adverse impact on our business.
Currency fluctuations could adversely impact our financial condition, results of operations and earnings.
Since the majority of our international operations are conducted in currencies other than the U.S. dollar (primarily the British pound, Canadian dollar, Chinese yuan, euro, Japanese yen, Korean won, Mexican peso, Polish zloty, Russian rouble and Turkish lira), currency fluctuations can have a significant impact on the translation of our international revenues and earnings (loss) into U.S. dollars. These amounts could be materially affected by the strengthening of the U.S. dollar, negatively impacting our results of operations, earnings and our ability to generate revenue growth. Furthermore, our products are typically sourced in U.S. dollars and the cost of these products may be affected by changes in the value of the applicable local currencies. Changes in currency exchange rates may also affect the U.S. dollar value of the foreign currency denominated prices at which our international businesses sell products. Our future financial results could be significantly affected by the value of the U.S. dollar in relation to the foreign currencies in which we conduct business, and the speed at which these fluctuations occur. For example, recent sanctions imposed in response to Russia’s invasion of Ukraine, and subsequent downgradings by Fitch and Moody’s of Russia’s sovereign debt to “junk” status, have resulted in record lows of the Russian rouble against the U.S. dollar. If the U.S. dollar strengthens further relative to the respective fiscal 2023 foreign exchange rates, foreign exchange could negatively impact our revenues and operating results, as well as our international cash and other balance sheet items during fiscal 2024, particularly in Canada, Europe (primarily the euro, British pound, Turkish lira and Russian rouble) and Mexico.
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
Extreme weather conditions in areas in which our retail stores and wholesale doors are located, particularly in markets where we have a concentration of locations, could adversely affect our business. For example, heavy snowfall, rainfall or other extreme weather conditions, such as hurricanes or deep freezes, sometimes makes it difficult for our staff and customers to travel to our stores. If these disruptions are widespread or extend for long periods, our sales and profitability could be materially adversely affected. Our business is also susceptible to unseasonable weather conditions, including conditions resulting from climate change. For example, extended periods of unseasonably warm or prolonged periods of unseasonably cold temperatures during the winter season or cool weather during the summer season could render a portion of our inventory incompatible with those unseasonable conditions. Reduced sales from extreme or prolonged unseasonable weather conditions could have a material adverse effect on our results of operations, financial condition and cash flows.
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
A significant portion of our product sales are generated outside of the U.S. In fiscal 2023, approximately 74% of our consolidated net product sales was generated by sales from outside of the U.S. In the long-term, we anticipate these international revenues will continue to grow as a percentage of our total business. The current political landscape has introduced greater uncertainty with respect to future income tax and trade regulations for U.S. companies with significant business and sourcing operations outside the U.S.
During fiscal 2023, we sourced most of our finished products with partners and suppliers outside the U.S., primarily in China, and we continued to design and purchase fabrics globally. While we have been reducing our dependency on China sourcing, particularly for our U.S. business, and mitigating tariff-related risks, the ongoing economic conflict between the U.S. and China has resulted in increased tariffs being imposed on goods we import from China. We cannot predict whether, and to what extent, there may be changes to international trade agreements, such as those with China, or whether quotas, duties, tariffs, exchange controls or other restrictions will be changed or imposed by the U.S. or by other countries. If we or our vendors or product licensees are unable to obtain raw materials or finished goods from the countries where we or they wish to purchase them, either because of such regulatory changes or for any other reason, or if the cost of doing so should increase, it could have a material adverse effect on our results of operations and financial condition.
As a result of Russia's invasion of Ukraine, the United States, the United Kingdom and the European Union, among others, have developed coordinated sanctions and export-control measures targeting Russia, Belarus, and the Russian-controlled regions of Ukraine (Crimea, Donetsk, and Luhansk). While these sanctions and export-control measures have not significantly disrupted our sales in these regions, if the disruptions continue over a prolonged period, or if additional export controls or economic sanctions on transactions with Russia and Russian entities are imposed in the future our sales in these regions and our results of operations could be adversely impacted. For further information regarding the risks we face relating to Russia’s invasion of Ukraine, refer to “—Our business may also be affected by existing or future sanctions and export controls targeting Russia and other responses to Russia's invasion of Ukraine.”

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
On October 8, 2021, the Organization for Economic Co-operation and Development (OECD) announced the OECD/G20 Inclusive Framework on Base Erosion and Profit Shifting which agreed to a two-pillar solution to address tax challenges arising from digitalization of the economy. On December 20, 2021, the OECD released Pillar Two Model Rules defining the global minimum tax, which calls for the taxation of large corporations at a minimum rate of 15%. The OECD continues to release additional guidance on the two-pillar framework with widespread implementation anticipated by 2024. We are continuing to evaluate the potential impact on future periods of the Pillar Two Framework, pending legislative adoption by individual counties.

Risks Related to our Business Strategy
If we fail to successfully execute growth initiatives, including acquisitions and alliances, our business and results of operations could be harmed.
We regularly evaluate strategic acquisitions and alliances and pursue those that we believe will support and contribute to our overall growth initiatives and/or will leverage our global infrastructure and network of licensees and wholesale partners.
These efforts place increased demands on our managerial, operational and administrative resources that could prevent or delay the successful opening of new stores and the identification of suitable licensee partners, adversely impact the performance of our existing stores and adversely impact our overall results of operations. In addition, acquired businesses and additional store openings may not provide us with increased business opportunities as consumer preferences for in-person shopping has shifted to online shopping, or result in the growth we anticipate, particularly during economic downturns. Furthermore, integrating acquired operations (including existing licensees or joint venture partners) is a complex, time-consuming and expensive process. Failing to acquire and successfully integrate complementary businesses, or to achieve the business synergies or other anticipated benefits of acquisitions or joint ventures, could materially adversely affect our business and results of operations.
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
We have identified several areas that present opportunities for future cost savings and efficiencies, including improved working capital management, distribution, systems integration and development, supply chain, logistics, retail store rent relief efforts, store closure opportunities, and other initiatives, based on a number of assumptions and expectations which, if achieved, would improve profitability and cash flows from operating activities. However, there can be no assurance the expected results will be achieved. These and any future spend reductions, if any, may also negatively impact other initiatives or efforts to grow our business, which may negatively impact future results of operations and increase the burden on existing management, systems and resources. In addition, these cost savings may be negated or offset by unexpected or increased costs and poorer performance in other areas of the business.

Risks Related to Macroeconomic Conditions
We are subject to risks associated with public health crises, including the COVID-19 pandemic, and other outbreaks of contagious diseases.
We are subject to risks associated with public health crises, including relating to the COVID-19 pandemic. The COVID-19 pandemic had, and may continue to have, a material adverse effect on our business. Other future public health crises, including any future outbreaks of contagious diseases, could have a similar material adverse impact on our business. Financial and operational impacts that we experienced in connection with the COVID-19 pandemic, and may experience as a result of future COVID-19 outbreaks or other public health crises, include:
•temporary closures of our stores or office buildings or the facilities of our wholesale customers or suppliers;
•constraints on our suppliers’ ability to source raw materials and to timely produce and fulfill finished goods orders due to factory closures;
•lower traffic at open stores, especially during periods of surges or outbreaks in regions where our stores are located;
•disruptions due to concentrated regional outbreaks of disease, particularly in Asia, which is the source of most of our goods;
•labor shortages;
•disruptions in our supply chain and shipments;
•negative impacts to pricing of certain product components;
•volatility in the economies or financial markets in which we operate; and
•decrease in consumer demand, which may require us to obtain access to additional credit.
Depending on the severity of such financial and operational impacts, our business, financial condition, and results of operations may be materially adversely impacted. The extent to which any future public health crises may impact our business, results of operations, and financial condition depends on many factors which are highly uncertain and are difficult to predict. These factors include, but are not limited to, the duration and spread of any outbreak, its severity, the actions to contain or address the impact of the outbreak, the timing, distribution, and efficacy of vaccines and other treatments, United States and foreign government actions to respond to possible reductions in global economic activity, and how quickly and to what extent normal economic and operating conditions can resume.
Slowing customer traffic in malls or outlet centers could significantly reduce our sales, increase pressure on our margins and leave us with excess inventory.
Unfavorable economic conditions, changing shopping patterns, including shifts in consumer preferences from in-person shopping to online shopping, which accelerated during the COVID-19 pandemic, changing demographic patterns and other factors have adversely affected customer traffic in mall and outlet centers. This, in turn, has resulted in significant pricing pressures and a highly promotional retail environment in the apparel sector. Should these trends continue or worsen, or should we fail to effectively market our products in these conditions, it could negatively impact our sales, increase pressure on our margins, leave us with excess inventory, cause a decline in profits and negatively impact our liquidity.
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
Inflation can have a long-term impact on us because increasing input costs may impact our ability to maintain satisfactory margins. For example, we have recently experienced significant inflation in labor, materials and shipping costs. The cost of the materials that are used in our manufacturing process, such as oil-related commodity prices and other raw materials, including cotton, dyes and chemicals, and other costs, such as fuel, energy and utility costs, can fluctuate as a result of inflation, supply chain disruptions, including due to the COVID-19 pandemic and the ongoing conflict between Russia and Ukraine and other factors. Similarly, a significant portion of our products are manufactured in other countries and declines in the value of the U.S. dollar may result in higher manufacturing costs. In addition, sudden decreases in the costs for materials may result in the cost of inventory exceeding the cost of new production, which could result in lower profitability, particularly if these decreases result in downward price pressure. Furthermore, any price increases to mitigate inflationary pressures may lower consumer demand for our products. If, in the future we incur volatility in the costs for materials, labor and freight that we are unable to offset through price adjustments or improved efficiencies, or if our competitors’ unwillingness to follow our price changes results in downward price pressure, our business, results of operations, financial condition and cash flows may be adversely affected.
Fluctuations in the price or availability of quality raw materials and commodities could increase costs and negatively impact profitability.
The raw materials used to manufacture our merchandise are subject to availability constraints and price volatility caused by high demand for fabrics, currency fluctuations, crop yields, weather patterns, climate change, supply conditions and supply chain disruptions, government regulations (including tariffs), labor conditions, energy costs, transportation or freight costs, economic climate, public health crises, market speculation and other unpredictable factors. Negative trends in any of these conditions or our inability to appropriately project fabric requirements could increase costs and negatively impact profitability.

Risks Related to Brand Reputation, Relevance and Protection
Demand for our merchandise may decrease and the appeal of our brand image may diminish if we fail to identify and rapidly respond to consumers’ fashion tastes and shopping preferences.
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
In addition, our customers have become increasingly technologically savvy and expect a seamless omni-channel experience regardless of whether they are shopping in stores or online. Innovation by existing or new competitors could alter the competitive landscape by improving the customer experience and heightening customer expectations or by transforming other aspects of their business through new technologies. If we are unable to develop and continuously improve our technologies, the efforts of which typically require significant capital investments, we may not be able to provide a convenient and consistent experience to our customers, which could negatively affect our ability to compete with other retailers and could result in diminished loyalty to our brands, which could adversely impact our business.
Our inability to protect our reputation could have a material adverse effect on our brand.
Our ability to maintain our reputation is critical. Our reputation could be jeopardized if we or our third-party providers fail to maintain high standards for merchandise quality and integrity. Any negative publicity about these types of concerns may reduce demand for our merchandise. Failure by us or our third-party providers to comply with ethical, social, product, labor, health and safety or environmental standards could also jeopardize our reputation and potentially lead to adverse consumer actions, including boycotts. They could also impact investment decisions by investors, including some large institutional investors and funds, which could negatively impact our stock price. With the increased proliferation of social media, public perception about products, business practices, stores or brand, whether justified or not, could impair our reputation, involve us in litigation, damage our brand and have a material adverse effect on our business. Additionally, actions taken by individuals that we partner with, such as brand representatives, influencers or our associates, that fail to represent our brand in a manner consistent with our brand image, whether through our social media platforms or their own, could harm our brand reputation and materially impact our business. Failure to comply with local laws and regulations, to maintain an effective system of internal controls or to provide accurate and timely financial information could also hurt our reputation. Damage to our reputation or loss of consumer confidence for any of these or other reasons could have a material adverse effect on our results of operations and financial condition, as well as require additional resources to rebuild our reputation.
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
The expectations related to environmental, social and governance matters are rapidly evolving, and we announce initiatives and goals related to environmental, social and governance matters from time to time. We could fail in achieving our environmental, social and governance initiatives or goals or fail, or be perceived to fail, to act responsibly in our environmental, social and governance efforts or in accurately reporting our progress on our initiatives and goals. In addition, we could be criticized for the scope of such initiatives or goals. In any such events, we could suffer negative publicity and our reputation could be adversely impacted, which in turn could have a negative impact on investor perception and our products’ acceptance by consumers. This may also impact our ability to attract and retain talent to compete in the marketplace.
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
In fiscal 2023, approximately 78% of our net royalties were derived from our top five licensed product lines. A decrease in customer demand for any of these product lines could have a material adverse effect on our results of operations and financial condition. In addition, purchases from our top two licensees in fiscal 2023 accounted for almost 27% of our total inventory purchases. Although we believe we could replace existing licensees if necessary, we may have a negative impact during the transition period. Our inability to replace existing licensees could adversely affect our revenues and results of operations.
Our success depends on the strength of our relationships with our suppliers and manufacturers.
The majority of our finished goods are sourced from partners and suppliers located in over 30 countries outside the U.S. In fiscal 2023, over one third of these products were sourced from partners and suppliers based in China. Our two largest suppliers, which were licensee partners, accounted for approximately 27% of our purchases of finished goods in fiscal 2023.
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
As part of our normal operations, we collect, process, transmit and where appropriate, retain certain sensitive and confidential employee and customer information, including credit card information. There is significant concern by consumers and employees over the security of personal information, consumer identity theft and user privacy. Despite the security measures in place, our facilities and systems, and those of our third-party service providers, are vulnerable to security breaches, cyber-attacks, acts of vandalism, computer viruses, misplaced or lost data, programming and/or human errors, or other similar events. Additionally, external events, like the conflict between Russia and Ukraine, can increase the likelihood of cybersecurity attacks. As security breaches at prominent retailers and other large institutions have become more common, the media and public scrutiny of information security and privacy has become more intense and the regulatory environment has become more stringent. Any security breach involving the misappropriation, loss or other unauthorized disclosure of confidential customer or employee information, whether by us or our vendors, could result in significant legal and remediation expenses, severely damage our reputation and our customer relationships, harm sales, expose us to risks of litigation and liability and result in a material adverse effect on our business, financial condition and results of operations. Additionally, changing privacy laws in the United States, Europe and elsewhere, including the California Consumer Privacy Act, which created an array of consumer privacy rights and business obligations with regard to the collection and sale of personal information, and other similar state laws, and the General Data Protection Regulation (“GDPR”), adopted in the European Union, which created individual privacy rights and imposed increased obligations on companies handling personal data. Consequently, we may incur significant costs related to complying with laws regarding the protection and unauthorized disclosure of personal information. A failure to comply with the stringent rules of the GDPR or state privacy laws could result in material fines.
Our business could suffer if our computer systems and websites are disrupted or cease to operate effectively.
The efficient operation of our business is dependent on our computer and information systems. We rely heavily on our merchandise management and ERP systems used to track sales and inventory and manage our supply chain. In addition, we have e-commerce and other Internet websites worldwide. Our e-commerce operations are a critical element of our long-term growth strategy and are vital to the success of our business. Furthermore, a substantial portion of our corporate employees continue to work remotely. Given the complexity of our business it is imperative that we maintain constant operation of our computer hardware and software systems. Despite our preventative efforts, our systems are vulnerable to damage or interruption from, among other things, ineffective upgrades, ineffective support from third-party vendors, difficulties in replacing or integrating new systems, security breaches, computer viruses, natural disasters and power outages. Any such problems or interruptions could result in incorrect information being supplied to management, inefficient ordering and replenishment of products, loss of orders, significant expenditures, disruption of our operations, inability to produce accurate financial statements, improper access to or disclosure of personally identifiable or proprietary information and other adverse impacts to our business. While we do experience damage or interruption to our systems, such events have not in the past had a material adverse impact on our business, financial condition or results of operations. It is possible, however, that future events resulting in damage or interruption to our systems could materially adversely impact our business, financial condition or results of operations.
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
In fiscal 2023, our two largest wholesale customers accounted for a total of approximately 3.3% of our consolidated net revenue. Continued consolidation in the retail industry could further decrease the number of, or concentrate the ownership of, stores that carry our products and our licensees’ products. In recent years, there has been a significant increase in the number of designer brands seeking placement in department stores, which makes any one brand potentially less attractive to department stores. If any one of our major wholesale customers decides to decrease purchases from us, to stop carrying our products or to carry our products on less favorable terms, our sales and profitability could significantly decrease. Similarly, some retailers have recently experienced significant financial difficulties, which in some cases have resulted in bankruptcy, liquidation and store closures. Financial difficulties of one of our major customers could result in reduced business and higher credit risk with respect to that customer. Any of these circumstances could ultimately have a material adverse effect on our results of operations and financial condition.
Risks Related to Legal, Governmental and Regulatory Matters
Proxy contests or other activist investor actions threatened or commenced against us could cause the Company to incur substantial costs, divert management’s attention and resources, cause uncertainty about the strategic direction of our business and adversely affect our business, operating results and financial condition.
Activist investors may from time to time threaten or commence a proxy contest, “vote no” campaign or take other actions, including engaging in proxy solicitations, advancing shareholder proposals, or otherwise attempting to affect changes and asserting influence on our Board of Directors and management. These actions could have a material adverse effect on us for the following reasons:
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
•Responding to proxy contests or other actions, including Legion Partners’ “vote no” campaign in connection with our 2022 annual meeting of shareholders, are costly and time-consuming, and could disrupt our operations and divert the attention of our Board of Directors, senior management and employees away from their regular duties and the pursuit of business strategies. In addition, we may choose to initiate, or may become subject to, litigation as a result of a proxy contest or matters arising from a proxy contest or other activist investor actions. For example, we are party to a stockholder derivative suit brought by Legion Partners Holdings, LLC, which is described further in “Part IV. Financial Statements – Note 15 – Commitments and Contingencies”. Similar actions would serve as a further distraction to our Board of Directors, senior management and employees and could require us to incur significant additional costs.
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
•Proxy contests and related actions could cause significant fluctuations in our stock price based on temporary or speculative market perceptions or other factors that do not necessarily reflect the underlying fundamentals and prospects of our business.
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
We are involved from time-to-time in various U.S. and foreign lawsuits relating to our business, including purported class action lawsuits, shareholder derivative lawsuits, employment claims and intellectual property claims. Due to the inherent uncertainties of litigation and regulatory proceedings, we cannot accurately predict the ultimate outcome of any such new or existing proceedings. Should management’s evaluation of any such claims or proceedings or the likelihood of any future claims or proceedings prove incorrect, our exposure could materially exceed expectations, adversely impacting our business, financial condition and results of operations. In addition, any significant litigation or regulatory matters, regardless of the merits, could divert management’s attention from our operations and result in substantial legal fees. Refer to “Part IV. Financial Statements – Note 15 – Commitments and Contingencies” in this Form 10-K for disclosures about our legal and other proceedings.
We may also be subject to a variety of other claims arising in the ordinary course of our business, including commercial disputes and employee claims, such as claims of age discrimination, sexual harassment, gender discrimination, immigration violations or other local, state and federal labor law violations, and from time to time may be involved in governmental or regulatory investigations or similar matters arising out of our current or future business. In recent years, there has been an increase in the number of discrimination and harassment claims across the United States generally, which may impact our business. While we have policies in place that are intended to prevent or address such issues, we cannot be assured that such policies will adequately prevent or mitigate the foregoing concerns and any associated harm. Any claims asserted against us or our management, regardless of merit or eventual outcome, could harm our reputation or the reputation of our management and have an adverse impact on our relationship with our clients, business partners and other third parties and could lead to additional related claims. In light of the potential cost and uncertainty involved in litigation, we have in the past and may in the future settle matters even when we believe we have a meritorious defense. Certain claims may seek injunctive relief, which could disrupt the ordinary conduct of our business and operations or increase our cost of doing business. Our insurance or indemnities may not cover all claims that may be asserted against us. Furthermore, there is no guarantee that we will be successful in defending ourselves in pending or future litigation or similar matters under various laws. Any judgments or settlements in any pending litigation or future claims, litigation or investigation could have a material adverse effect on our business, financial condition and results of operations.

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
Although we have shortened lead-times for the design, production and development of a portion of our product lines, we expect to continue to place orders with our vendors for most of our products a season or more in advance. If we are unsuccessful in continuing to shorten lead-times or if we fail to anticipate fashion trends or consumer demand, we could have excess inventories. Additionally, our vendors could fail to timely supply the quality products and materials we require. Moreover, we could fail to effectively market or merchandise products once we receive them. We could fail to open new or remodeled stores on schedule, and inventory purchases made in anticipation of store openings could remain unsold. If we experience excess inventories, including as a result of reduced consumer demand or any store closures, wholesale order cancellations or for any other reason, we could incur inventory write-downs and markdowns, which in turn could have a material adverse effect on our results of operations and financial condition.
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
Our U.S. business relies primarily on a single distribution center located in Louisville, Kentucky to receive, store and distribute merchandise to our U.S. retail stores, wholesale customers and e-commerce customers. Distribution of our products in Canada is handled primarily from two distribution centers in Montreal, Quebec. In Asia, we utilize several third-party operated distribution warehouses that service the Asia region. In Europe, distribution of our products is handled by third-party distributors through distribution facilities in Italy, the Netherlands, Poland and Spain. We continue to optimize our logistic network in Europe. As previously noted, we have recently experienced, and expect to continue to experience, significant inflation in labor, materials and shipping costs.
Any significant interruption in the operation of any of our distribution centers due to natural events (including public health crises), weather conditions, accidents, system failures, capacity issues, labor issues, relationships with our third-party warehouse operators or landlords, failure to successfully complete or delays in optimizing our logistics network, new providers, and/or new distribution systems or other unforeseen causes could have a material adverse effect on our ability to efficiently manage the volume and/or costs associated with the distribution of our products without encountering shipment delays or wholesale order cancellations. The increase of online shopping driven by changes in consumer shopping preferences has amplified certain of these risks resulting in capacity constraints. Such events could negatively impact our sales, inventory positions, operating results and customer relations.
Risks Related to Credit, Indebtedness and Investment in our Stock
We may be unable to raise the funds necessary to repurchase our $300 million 2.0% convertible senior notes due 2024 (the “Notes”) for cash following a fundamental change, or to pay any cash amounts due upon conversion, and our other indebtedness may limit our ability to repurchase the Notes or pay cash upon their conversion.
Noteholders may require us to repurchase their Notes following a fundamental change at a cash repurchase price generally equal to the principal amount of the Notes to be repurchased, plus accrued and unpaid interest, if any. In addition, upon conversion, we will satisfy part or all of our conversion obligation in cash unless we elect to settle conversions solely in shares of our common stock. We will be required to repay the Notes in cash at their maturity, unless earlier converted or repurchased. We may not have enough available cash or be able to obtain financing at the time we are required to repurchase the Notes or pay the cash amounts due upon conversion. In addition, applicable law, regulatory authorities and the agreements governing our other indebtedness, including our current credit facilities and other agreements we may enter into in the future, may restrict our ability to make payments on the Notes other than scheduled principal and interest, and as a result, upon a fundamental change we may not be able to repurchase the Notes and upon any conversions of the Notes may be unable to pay the cash amounts, if any, then due. Our inability to satisfy our obligations under the Notes could harm our reputation and affect the trading price of our common stock.
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
We maintain cash deposits in excess of federally insured limits. Adverse developments affecting financial institutions, including bank failures, could adversely affect our liquidity and financial performance.
We regularly maintain domestic cash deposits in Federal Deposit Insurance Corporation (“FDIC”) insured banks, which exceed the FDIC insurance limits. We also maintain cash deposits in foreign banks where we operate, some of which are not insured or are only partially insured by the FDIC or other similar agencies. Bank failures, events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, or concerns or rumors about such events, may lead to liquidity constraints. For example, on March 10, 2023, Silicon Valley Bank failed and was taken into receivership by the FDIC. Additionally, on March 15, 2023, Credit Suisse announced that it would borrow up to 50 billion Swiss francs, or $53.7 billion, from the Swiss National Bank to address its liquidity concerns. We have historically maintained deposits roughly between 15 million and 30 million euros at Credit Suisse. While we withdrew the majority of these funds as part of our risk mitigation plan in connection with the foregoing, we may reinstate our deposits at Credit Suisse in the future and there can be no assurance that we will be able to effectively mitigate the risk of loss should a similar event impact Credit Suisse in the future or any other bank at which we maintain deposits. The failure of a bank, or other adverse conditions in the financial or credit markets impacting financial institutions at which we maintain balances, could adversely impact our liquidity and financial performance. There can be no assurance that our deposits in excess of the FDIC or other comparable insurance limits will be backstopped by the U.S. or applicable foreign government, or that any bank or financial institution with which we do business will be able to obtain needed liquidity from other banks, government institutions or by acquisition in the event of a failure or liquidity crisis.
Difficulties in the credit markets or events limiting access to liquidity could have a negative impact on our customers, suppliers and business partners, which, in turn could materially and adversely affect our results of operations and liquidity.
The impact of difficult credit conditions or liquidity constraints, including those caused by bank failures, defaults, non-performance or other adverse developments that affect financial institutions, on our customers, business partners, suppliers, insurance providers and financial institutions with which we do business cannot be predicted and may be quite severe. The inability of our manufacturers to ship our products could impair our ability to meet delivery date requirements. A disruption in the ability of our significant customers, distributors or licensees to access liquidity could cause serious disruptions or an overall deterioration of their businesses. A disruption in the ability of a large group of our smaller customers to access liquidity could have similar adverse effects, particularly in our important multi-brand wholesale channel in Southern Europe, where many customers tend to be relatively small and not well capitalized. These conditions could lead to significant reductions in future orders of our products and the inability or failure on our customers’ part to meet their payment obligations to us, any of which could have a material adverse effect on our results of operations and liquidity.
Similarly, a failure on the part of our insurance providers to meet their obligations for claims made by us could have a material adverse effect on our results of operations and liquidity. Continued market difficulties or additional deterioration could jeopardize our ability to rely on those financial institutions that are parties to our various bank facilities and foreign exchange contracts. We could be exposed to a loss if the counterparty fails to meet its obligations upon our exercise of foreign exchange contracts. In addition, instability, liquidity constraints or other distress in the financial markets, including the effects of bank failures, defaults, non-performance or other adverse developments that affect financial institutions, could impair the ability of one or more of the banks participating in our credit agreements from honoring its commitments. This could have an adverse effect on our business if we were not able to replace those commitments or to locate other sources of liquidity on acceptable terms.
Our indebtedness and liabilities could limit the cash flow available for our operations, expose us to risks that could adversely affect our business, financial condition and results of operations and impair our ability to satisfy our obligations under our outstanding indebtedness.
As of January 28, 2023, we had approximately $17.2 million of secured indebtedness, $399.2 million of senior unsecured indebtedness at maturity and approximately $289.4 million of trade payables on a consolidated basis.
We may incur additional indebtedness or draw on our existing credit facilities to meet future financing needs, some of which may be secured indebtedness.
Our indebtedness could have significant negative consequences for our security holders and our business, results of operations and financial condition by, among other things: (i) increasing our vulnerability to adverse economic and industry conditions; (ii) limiting our ability to obtain additional financing; (iii) requiring the dedication of a substantial portion of our cash flow from operations to service our indebtedness, which will reduce the amount of cash available for other purposes; (iv) limiting our flexibility to plan for, or react to, changes in our business; (v) diluting the interests of our existing stockholders if we issue shares of our common stock in full or in part upon conversion of the Notes; and (vi) placing us at a possible competitive disadvantage with competitors that are less leveraged than us or have better access to capital.
Our business may not generate sufficient funds, and we may otherwise be unable to maintain sufficient cash reserves, to pay amounts due under our indebtedness, and our cash needs may increase in the future. In addition, our existing Credit Facilities contain, and any future indebtedness may contain, financial and other restrictive covenants that limit our ability to operate our business, raise capital or make payments under our other indebtedness. If we fail to comply with these covenants or to make payments under our indebtedness when due, then we would be in default under that indebtedness, which could, in turn, result in that and our other indebtedness becoming immediately payable in full.
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
In addition, the liquidity of the market for our common stock may decline, which could reduce the number of shares available for lending in connection with short sale transactions and the number of counterparties willing to enter into an equity swap on our common stock with a note investor. If investors and noteholders seeking to employ a convertible note arbitrage strategy are unable to borrow or enter into equity swaps on our common stock on commercially reasonable terms, then the trading price of, and the liquidity of the market for, the Notes may significantly decline.
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
In August 2020, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance requiring, among other things, that the “if-converted” method be applied for all convertible instruments (the treasury stock method is no longer available) and removes the ability to rebut the presumption of share settlement for contracts that may be settled in cash or stock. We adopted this guidance on January 30, 2022 using the modified retrospective transition method, which allows for a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption and does not require retrospective adjustments to prior periods. Under this new accounting guidance, diluted earnings per share will generally be calculated assuming all the Notes were converted solely into shares of common stock at the beginning of the reporting period, unless the result would be antidilutive. Accordingly, unless the result would be antidilutive, among other impacts, we expect application of the if-converted method will result in an increase of approximately 11.6 million shares in our diluted weighted-average shares of common stock outstanding for the purposes of calculating diluted earnings per share, which will reduce our reported diluted earnings per share in the future.
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
On August 16, 2022, President Biden signed the Inflation Reduction Act (“IRA”) into law. The IRA enacted a 1% excise tax on share repurchases made after December 31, 2022. We do not expect this provision of the Inflation Reduction Act to have a material impact on our financial results.
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
Maurice Marciano, Board member, and Paul Marciano, Chief Creative Officer and Board member, collectively, beneficially own approximately 46% of our outstanding shares of common stock as of March 20, 2023. The sale or prospect of the sale of a substantial number of these shares could have an adverse impact on the market price of our common stock. Moreover, these individuals may have different interests than our other stockholders or among themselves and, accordingly, they may seek to direct the operations of our business in a manner contrary to the interests of our other stockholders. As long as these individuals own a significant percentage of our common stock, if aligned, they may effectively be able to: (i) elect our directors; (ii) amend or prevent amendment of our Restated Certificate of Incorporation or Bylaws; (iii) effect or prevent a merger, sale and/or purchase of assets or other corporate transactions; and (iv) control the outcome of any other matter submitted to our stockholders for vote.
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
ITEM 1B.    Unresolved Staff Comments.
None.

ITEM 2.    Properties.
As of January 28, 2023, all of our principal facilities were leased with the exception of our U.S. distribution center based in Louisville, Kentucky and our administrative office based in Florence, Italy. Certain information concerning our principal facilities is set forth below:

Location	Use	Approximate Area in Square Feet

Lugano (Bioggio)/Stabio, Switzerland	Principal executive and administrative offices, global design, sourcing, marketing and licensing facilities, sales offices and showrooms used by our Europe segment and Corporate support group	204,900
Los Angeles, California, United States	Executive and administrative offices, supporting design, sourcing and licensing facilities, sales offices and warehouse facilities used by our Americas Wholesale, Americas Retail, and Corporate support group	341,700
Piacenza, Italy	Distribution and warehousing facilities used by our Europe segment	592,400
Venlo, Netherlands	Distribution and warehousing facilities used by our Europe segment	507,700
Louisville, Kentucky, United States	Distribution and warehousing facility used by our Americas Wholesale and Americas Retail segments	506,000
Jasin/Katowice, Poland	Distribution and warehousing facilities and administrative offices used by our Europe segment	378,300
Montreal/Toronto/Vancouver, Canada	Administrative offices, showrooms and warehouse facilities used by our Americas Wholesale and Americas Retail segments	203,100
Florence, Italy	Administrative office used by our Europe segment	105,300
Seoul, South Korea	Administrative and sales offices, design facilities and showrooms primarily used by our Korean subsidiary	41,200
Shanghai, China	Administrative offices used by our Asia segment	17,800
Our North American corporate, wholesale and retail headquarters and certain warehouse facilities are located in Los Angeles, California, consisting of four buildings totaling approximately 341,700 square feet (the “North American Corporate Headquarters”) and a parking lot adjacent to the North American Corporate Headquarters. These facilities are leased by us from limited partnerships in which the sole partners are trusts controlled by and for the benefit of Maurice Marciano and Paul Marciano (the “Principal Stockholders”) and their families pursuant to a lease that expires September 30, 2025, with an additional five-year renewal option to September 30, 2030 at our sole discretion. The related lease liability was approximately $38.7 million as of January 28, 2023.
In addition, through a wholly-owned Canadian subsidiary, we lease warehouse and administrative facilities in Montreal, Quebec from a partnership affiliated with the Principal Stockholders. During the second quarter of fiscal 2022, we entered into a lease amendment to extend the lease term through August 2023. The base rent is approximately CAD$0.6 million (US$0.5 million) per year with all other terms of the existing lease remaining in full force and effect. The related lease liability was approximately CAD$0.3 million (US$0.3 million) as of January 28, 2023.
Through a French subsidiary, we lease a showroom and office space located in Paris, France from an entity that is owned in part by an affiliate of the Principal Stockholders. During the first quarter of fiscal 2022, we entered into a nine-year lease extension which includes an option for early termination at the end of the third and sixth years. The lease has standard terms with a quarterly base charge plus a variable charge aggregating approximately €0.9 million (US$1.0 million) per year (with subsequent annual rent adjustments based on a specific price index). All other material terms in the previously existing Paris lease remain the same. The related lease liability was approximately €5.1 million (US$5.5 million) as of January 28, 2023.

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
We lease our showrooms, advertising, licensing, sales and merchandising offices, remote distribution and warehousing facilities and retail and factory outlet store locations under non-cancelable operating lease agreements expiring on various dates through January 2039. These facilities had aggregate real estate lease liabilities as of January 28, 2023 totaling approximately $648.2 million, excluding related party liabilities. See “Part IV. Financial Statements – Note 9 – Lease Accounting” in this Form 10-K for further detail.
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

PART II
ITEM 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market and Shareholder Information
Since August 8, 1996, our common stock has been listed on the New York Stock Exchange under the symbol “GES.” On March 20, 2023, there were 277 holders of record of our common stock.
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
Share Repurchase Program
Our share repurchases during each fiscal month of the fourth quarter of fiscal 2023 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
October 30, 2022 to November 26, 2022
Repurchase program[1]	—	—	—	$62,267,634
Employee transactions[2]	—	—	—
November 27, 2022 to December 31, 2022
Repurchase program[1]	—	—	—	$62,267,634
Employee transactions[2]	345	$20.86	—
January 1, 2023 to January 28, 2023
Repurchase program[1]	—	—	—	$62,267,634
Employee transactions[2]	95,174	$22.04	—
Total
Repurchase program[1]	—	—	—
Employee transactions[2]	95,519	$22.04	—
______________________________________________________________________
1During fiscal 2022, the Board of Directors terminated our previous 2012 $500 million share repurchase program (which had $47.8 million capacity remaining) and authorized a new $200 million share repurchase program. On March 14, 2022, the Board of Directors expanded its repurchase authorization by $100 million, leaving a new capacity of $249.0 million at that time.
On March 18, 2022, pursuant to existing stock repurchase authorizations, we entered into the 2022 ASR Contract with a financial institution (the ”2022 ASR Counterparty”) to repurchase an aggregate of $175.0 million of our common stock. Under this 2022 ASR Contract, we received approximately 8.5 million shares of common stock in the first half of fiscal 2023. Refer to “Part IV. Financial Statements – Note 22 – Share Repurchase Program” for further information.
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

Performance Graph
The Stock Price Performance Graph below compares our cumulative stockholder return with that of the S&P 500 Index (a broad equity market index) and the S&P 1500 Apparel Retail Index (a published industry index) over the five fiscal years beginning February 3, 2018. The return on investment is calculated based on an investment of $100 at market close on February 3, 2018, with dividends, if any, reinvested. Past performance is not necessarily indicative of future performance.

COMPARISON OF FIVE YEAR TOTAL RETURN
AMONG GUESS?, INC.,
S&P 500 INDEX AND S&P 1500 APPAREL RETAIL INDEX

COMPARISON OF FIVE YEAR TOTAL RETURN
AMONG GUESS?, INC.,
S&P 500 INDEX AND S&P 1500 APPAREL RETAIL INDEX
DOLLARS
$250
$200
$150
$100
$50
$0
02/03/2018
02/02/2019
02/01/2020
01/30/2021
01/29/2022
01/28/2023
Guess', Inc.
S&P 500 Index
S&P 1500 Apparel Retail Index

	Period Ended
Company/Market/Peer Group	2/3/2018	2/2/2019	2/1/2020	1/30/2021	1/29/2022	1/28/2023
Guess?, Inc.	$100.00	$135.62	$156.54	$173.14	$163.15	$181.46
S&P 1500 Apparel Retail Index	100.00	111.27	123.53	136.41	151.92	171.64
S&P 500 Index	100.00	99.94	121.49	142.45	172.36	160.94
ITEM 6.    Reserved.
ITEM 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.
General
Unless the context indicates otherwise, when we refer to “we,” “us,” “our” or the “Company” in this Form 10‑K, we are referring to Guess?, Inc. and its subsidiaries on a consolidated basis.
Business Update, Market Trends and Uncertainties
Macroeconomic conditions, including rising inflation, higher interest rates, foreign exchange rate fluctuations, declines in consumer spending, the impact of the ongoing conflict in Ukraine and the lingering effects of public health crises, continue to negatively impact our business. These conditions have also negatively impacted global supply chains, contributing to industry-wide increases to product and freight costs, relative to pre-

pandemic levels. We have been working actively to mitigate these headwinds to the extent possible through a number of global supply chain initiatives. Furthermore, certain of our stores, primarily in Asia were impacted by government mandated capacity restrictions and other measures to prevent the spread of COVID-19 during 2022. As of January 28, 2023, all of our stores were open.
We continue to carefully monitor and respond to developments in market conditions, including by strategically managing expenses in order to protect profitability. The duration and scope of these conditions cannot be predicted, and therefore, any anticipated negative financial impact to our operating results cannot be reasonably estimated.
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
Products
We derive our net revenue from the sale of GUESS?, G by GUESS (GbG), GUESS Kids and MARCIANO apparel and our licensees’ products through our worldwide network of directly-operated and licensed retail stores, wholesale customers and distributors, as well as our online sites. We also derive royalty revenue from worldwide licensing activities. During fiscal 2021, we integrated our G by GUESS brand into our Factory business over time in order to drive further efficiencies.
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
Some of our transactions, primarily those in Europe, Canada, South Korea, China, Hong Kong and Mexico are denominated in U.S. dollars, Swiss francs, British pounds and Russian roubles, exposing them to exchange rate fluctuations when these transactions (such as inventory purchases or periodic lease payments) are converted to their functional currencies. As a result, fluctuations in exchange rates can impact the operating margins of our foreign operations and reported earnings (loss), and are largely dependent on the transaction timing and magnitude during the period that the currency fluctuates. When these foreign exchange rates weaken versus the U.S. dollar at the time the respective U.S. dollar denominated payment is made relative to the payments made in the comparable period, our product margins have been and could continue to be unfavorably impacted.

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
During fiscal 2023, the average U.S. dollar rate was stronger against the euro, British pound, Turkish lira, Polish zloty, Canadian dollar, Japanese yen, Korean won, and Chinese yuan and weaker against the Mexican peso and Russian rouble, compared to the average rate in fiscal 2022. This had an overall unfavorable impact on the translation of our international revenues and earnings from operations during fiscal 2023 compared to the prior year.
If the U.S. dollar strengthens further relative to the respective fiscal 2023 foreign exchange rates, foreign exchange could negatively impact our revenues and operating results, as well as our international cash and other balance sheet items during fiscal 2024, particularly in Canada, Europe (primarily the euro, British pound, Turkish lira and Russian rouble) and Mexico. Alternatively, if the U.S. dollar weakens relative to the respective fiscal 2023 foreign exchange rates, our revenues and operating results, as well as our other cash balance sheet items, could be positively impacted by foreign currency fluctuations during fiscal 2024, particularly in these regions. At roughly prevailing exchange rates, we expect currencies to continue to represent a headwind to operating profit and margin for fiscal 2024.
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
Transportation. Our inbound and outbound transportation costs vary by the method of shipping, including air, ocean and ground. Each of these methods may be impacted by various factors, including inflation and other considerations, such as an imbalance between the overall freight capacity on the marketplace and demand. Compared to pre-pandemic levels, the increase in our transportation costs was primarily attributable to higher inbound freight costs.
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

We expect inflationary pressures will persist in the near term. The extent to which such pressures may impact our business depends on many factors, including our customers’ ability and willingness to accept price increases, our ability to improve our margins, and potential downward pricing pressures if our competitors do not also raise their prices. Please refer to “Part I, Item 1A. Risk Factors” for further information on the potential impacts and risk associated with inflation.
Russia-Ukraine Conflict
We are currently operating in Russia through our wholesale and retail channels and we have immaterial wholesale operations through local wholesale partners in Belarus and Ukraine. Our operations in Russia are operated primarily through Guess? CIS, LLC (“Guess CIS”), a majority-owned Russian subsidiary in which we had a 70% interest as of January 28, 2023 and January 29, 2022. Guess CIS currently operates 44 retail stores in Russia and acts as a distributor for our wholesale partners in Russia. We also operate in Russia through other local wholesale partners and by selling directly to retail customers through our European online store. Prior to February 2022, we also sold directly to retail customers in Ukraine and Belarus through our European online store.
Our operations in Russia, Belarus and Ukraine represented slightly more than 3% of our total revenue for fiscal 2023 and slightly less than 3% for fiscal 2022, with our operations in Russia comprising over 90% of this total revenue. As of January 28, 2023, our total assets in Russia, all of which are held by Guess CIS, represented less than 2% of our total assets, consisting primarily of leasehold right of use assets, store inventory, furnishings and fixtures, and receivables. We only maintain inventory in Russia in an amount sufficient for operating our Russian retail stores. We do not maintain inventory or hold any other significant assets in Belarus or Ukraine. We do not rely, directly or indirectly, on goods sourced in Russia, Belarus or Ukraine. Other than such labor and services necessary to conduct our direct operations in Russia in the ordinary course of business, we do not rely, directly or indirectly, on services sourced in Russia, Belarus or Ukraine.
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
In connection with our investment in Guess CIS, we are party to a put arrangement with respect to the securities that represent the remaining noncontrolling interest for Guess CIS (the “Put Option”). The Put Option provides the noncontrolling interest holder of Guess CIS, a non-sanctioned Russian citizen (the “Minority Holder”), the right to compel us, through a wholly-owned European subsidiary, to purchase the remaining 30% of the total outstanding equity interest of Guess CIS at its sole discretion by providing written notice to us during the period after December 28, 2020, the fifth anniversary of the agreement, through December 31, 2025. The redemption value of the Put Option is based on a multiple of Guess CIS’s earnings before interest, taxes, depreciation and amortization, subject to certain adjustments. The carrying value of the redeemable noncontrolling interest related to the put arrangement was €8.0 million ($8.7 million) as of January 28, 2023. In November 2022, the Minority Holder exercised the Put Option, triggering a contractual obligation for us to purchase the Minority Holder’s 30% interest in Guess CIS. Following a comprehensive review of the various economic sanctions imposed by the United States and European governments with respect to Russia, and obtaining guidance from the

U.S. Department of the Treasury’s Office of Foreign Assets Control (“OFAC”), we determined that our acquisition of the Minority Holder’s 30% interest in Guess CIS pursuant to our pre-sanctions contractual obligations to fulfill the Minority Holder’s exercise of the Put Option is not prohibited by current economic sanctions, including the U.S. ban on new investment in Russia. As such, we expect to fulfill our pre-sanctions contractual obligation to purchase the Minority Holder’s interest as required by the terms of the Guess CIS agreements entered into during fiscal 2016 with the Minority Holder.
Following the exercise of the Put Option by the Minority Holder, the Company and the Minority Holder entered into an agreement to proceed with the Company’s acquisition of the Minority Holder’s 30% interest in Guess CIS for a purchase price of €8.0 million, subject to the formal approval of the acquisition by the relevant Russian government commission and certain other customary conditions. The purchase is currently expected to be completed by the end of the second quarter of fiscal 2024.
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
See Part I, Item 1A. Risk Factors—Our business may also be affected by existing or future sanctions and export controls targeting Russia and other responses to Russia's invasion of Ukraine for additional information.

We are actively monitoring the situation in Ukraine. While the extent to which our future operations in Russia, Belarus and Ukraine will be impacted by the ongoing conflict is impossible to predict, the impact is not expected to be material to our results of operations, financial condition or cash flows.
Strategy
In March 2021, Carlos Alberini, our Chief Executive Officer, shared his updated strategic vision and implementation plan for execution which included several key priorities to drive revenue and operating profit growth. These priorities are: (i) brand relevancy and brand elevation; (ii) product excellence; (iii) customer centricity; (iv) global footprint; and (v) functional capabilities; each as further described below:
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
Capital Allocation
We plan to continue to prioritize capital allocation toward investments that support growth and infrastructure, while remaining highly disciplined in the way we allocate capital across projects, including new store development, store remodels, technology and logistics investments and others. When we prioritize investments, we will focus on their strategic significance and their return on invested capital expectations. We also plan to manage product buys and inventory ownership rigorously and optimize overall working capital management consistently. In addition, we plan to continue to return value to shareholders through dividends and share repurchases, as appropriate, and we will pursue strategic acquisitions of brands and businesses that leverage our global infrastructure and network of licensees and wholesale partners.
During fiscal 2022, we announced an increase to our regular quarterly cash dividend from $0.1125 to $0.225 per share on our common stock. In addition, during fiscal 2022, the Board of Directors terminated our previously authorized 2012 $500 million share repurchase program (which had $47.8 million capacity remaining) and authorized a new $200 million share repurchase program. On March 14, 2022, the Board of Directors expanded the repurchase authorization by $100 million, leaving a new capacity of $249.0 million. On March 18, 2022, pursuant to existing share repurchase authorizations, we entered into the 2022 ASR Contract with the 2022 ASR Counterparty to repurchase an aggregate of $175.0 million of our common stock. Under the 2022 ASR Contract, we received approximately 8.5 million shares of common stock in the first half of fiscal 2023. We also repurchased shares of our common stock in open market transactions totaling $11.7 million and $51.0 million during fiscal 2023 and 2022, respectively.
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
Executive Summary
Overview
Net earnings attributable to Guess?, Inc. decreased 12.7% to $149.6 million, or diluted earnings per share (“EPS”) of $2.18, for fiscal 2023, compared to $171.4 million, or diluted EPS of $2.57, for fiscal 2022.
During fiscal 2023, we recognized $9.5 million of asset impairment charges; $7.5 million net of certain professional service and legal fees and related (credits) costs; $2.3 million net gains on lease modifications; and $0.1 million in additional income tax expense from certain discrete income tax adjustments related primarily to an intra-entity transfer of intellectual property rights to a wholly-owned Swiss subsidiary (or a combined $11.4 million, or $0.56 per share impact, negative impact after considering the related income tax benefit of $3.4 million of these adjustments). Excluding the impact of these items, adjusted net earnings attributable to Guess?, Inc. was $161.1 million and adjusted diluted earnings was $2.74 per share for fiscal 2023. References to financial results excluding the impact of these items are non-GAAP measures and are addressed below under “Non-GAAP Measures.”
Highlights of our performance for fiscal 2023 compared to the prior year are presented below, followed by a more comprehensive discussion under “Results of Operations”: (References to constant currency results are non-GAAP measures and are addressed under “Non-GAAP Measures.”)
Operations
•Total net revenue increased 3.7% to $2.69 billion for fiscal 2023, compared to $2.59 billion in the prior year. In constant currency, net revenue increased by 12.1%.
•Gross margin (gross profit as a percentage of total net revenue) decreased 240 basis points to 42.7% for fiscal 2023, compared to 45.1% in the prior year.
•Selling, general and administrative (“SG&A”) expenses as a percentage of total net revenue (“SG&A rate”) remained consistent at 33.2% for both fiscal 2023 and fiscal 2022. SG&A expenses increased 3.7% to $893.3 million for fiscal 2023, compared to $861.6 million in the prior year.
•During fiscal 2023, we recognized asset impairment charges of $9.5 million, compared to $3.1 million in the prior year.
•During fiscal 2023, we recognized net gains on lease modifications of $2.3 million, compared to $0.3 million in the prior year.

•Operating margin decreased 260 basis points to 9.2% for fiscal 2023, compared to 11.8% in the prior year. The decrease in operating margin was driven primarily by a 200 basis point impact from higher expenses, including store costs, a 140 basis point unfavorable impact from currency headwinds, a 100 basis point impact from higher markdowns, and a 70 basis point impact from lower rent relief and government subsidies, partially offset by 260 basis points of overall leveraging of expenses and 60 basis points due to lower performance-based compensation. Higher asset impairment charges during fiscal 2023 negatively impacted operating margin by 30 basis points compared to the prior year. Earnings from operations was $248.2 million for fiscal 2023, compared to $305.0 million in the prior year.
•Other expense, net (including interest income and expense) totaled $50.1 million for fiscal 2023, compared to $51.3 million in the prior year.
•The effective income tax rate decreased to 18.4% for fiscal 2023, compared to 29.0% in the prior year. The reduction in our income tax rate for fiscal 2023 from fiscal 2022 is primarily due to the release of valuation reserves related to jurisdictions where there are no longer cumulative net operating losses, additional foreign benefits from lower tax rates on income, prior year income tax adjustments reflected in fiscal 2023 and the fiscal 2022 impact of the intra-entity intellectual property transfer rate difference.
Key Balance Sheet Accounts
•We had $275.8 million in cash and cash equivalents as of January 28, 2023, compared to $415.6 million at January 29, 2022.
◦During fiscal 2023, we made a payment of $175 million for share repurchases under the 2022 ASR Contract, pursuant to which we received a total of approximately 8.5 million shares of common stock. We also repurchased approximately 0.5 million shares of our common stock in open market transactions totaling $11.7 million. Combined, these transactions resulted in the repurchase of approximately 9.0 million shares of our common stock for $186.7 million in fiscal 2023 compared to 2.3 million shares of our common stock for $51.0 million during fiscal 2022.
◦We had $25.5 million in outstanding borrowings under our term loans as of January 28, 2023, compared to $48.3 million as of January 29, 2022, and $70.3 million in outstanding borrowings under our credit facilities as of January 28, 2023, compared to $12.2 million as of January 29, 2022.
•Accounts receivable consists of trade receivables relating primarily to our wholesale business in Europe and, to a lesser extent, to our wholesale businesses in the Americas and Asia, royalty receivables relating to our licensing operations, credit card and retail concession receivables related to our retail businesses and certain other receivables. Accounts receivable increased by $13.1 million, or 4.0%, to $341.9 million as of January 28, 2023, compared to $328.9 million at January 29, 2022. On a constant currency basis, accounts receivable increased by $24.0 million, or 7.3%.
•Inventory increased by $48.6 million, or 10.5%, to $510.9 million as of January 28, 2023, from $462.3 million at January 29, 2022. On a constant currency basis, inventory increased by $60.7 million, or 13.1%. The increase was mainly driven by our initiative to mitigate supply chain disruptions by ordering products earlier.
Global Store Count
In fiscal 2023, together with our partners, we opened 106 new stores worldwide, consisting of 68 stores in Europe and the Middle East, 27 stores in Asia and the Pacific, nine stores in the U.S., and two stores in Central and South America. Together with our partners, we closed 129 stores worldwide, consisting of 53 stores in Europe and the Middle East, 48 stores in Asia and the Pacific, 14 stores in the U.S., 12 stores in Canada and two stores in Central and South America.

We ended fiscal 2023 with 1,608 stores and 333 concessions worldwide, comprised as follows:

	Stores			Concessions
Region	Total	Directly Operated	Partner Operated	Total	Directly Operated	Partner Operated
United States	240	240	—	—	—	—
Canada	62	62	—	—	—	—
Central and South America	103	69	34	29	29	—
Total Americas	405	371	34	29	29	—
Europe and the Middle East	794	560	234	54	54	—
Asia and the Pacific	409	115	294	250	129	121
Total	1,608	1,046	562	333	212	121
Of the total 1,608 stores, 1,330 were GUESS? stores, 184 were GUESS? Accessories stores, 58 were G by GUESS (GbG) stores and 36 were MARCIANO stores.

Results of Operations
Fiscal 2023 Compared to Fiscal 2022
Consolidated Results
The following presents our condensed consolidated statements of income (in thousands, except per share data):

	Fiscal 2023		Fiscal 2022
	$	%	$	%	$ change	% change
Net revenue	$2,687,350	100.0%	$2,591,631	100.0%	$95,719	3.7%
Cost of product sales	1,538,603	57.3%	1,422,126	54.9%	116,477	8.2%
Gross profit	1,148,747	42.7%	1,169,505	45.1%	(20,758)	(1.8%)

Selling, general and administrative expenses	893,297	33.2%	861,578	33.2%	31,719	3.7%
Asset impairment charges	9,544	0.4%	3,149	0.1%	6,395	203.1%
Net gains on lease modifications	(2,267)	(0.1%)	(259)	(0.0%)	(2,008)	775.3%
Earnings from operations	248,173	9.2%	305,037	11.8%	(56,864)	(18.6%)
Interest expense, net	(10,305)	(0.4%)	(21,137)	(0.8%)	10,832	(51.2%)
Other expense, net	(39,822)	(1.4%)	(30,171)	(1.2%)	(9,651)	32.0%
Earnings before income tax expense	198,046	7.4%	253,729	9.8%	(55,683)	(21.9%)
Income tax expense	36,502	1.4%	73,680	2.9%	(37,178)	(50.5%)
Net earnings	161,544	6.0%	180,049	6.9%	(18,505)	(10.3%)
Net earnings attributable to noncontrolling interests	11,934	0.4%	8,686	0.3%	3,248	37.4%
Net earnings attributable to Guess?, Inc.	$149,610	5.6%	$171,363	6.6%	(21,753)	(12.7%)

Net earnings per common share attributable to common stockholders:
Basic	$2.62		$2.65		$(0.03)
Diluted	$2.18		$2.57		$(0.39)

Effective income tax rate	18.4%		29.0%
Net Revenue.   Net revenue increased by $96 million or 4%, compared to fiscal 2022. Currency translation fluctuations relating to our non-U.S. operations unfavorably impacted net revenue by $217 million compared to the prior year. In constant currency, net revenue increased by 12%. Roughly 40% of the increase in constant currency net revenue was driven by higher wholesale revenue, roughly 20% from each of positive store comparable sales and the operation of stores in the current year that had been temporarily closed in the prior year, and roughly 15% from net new store openings.

Gross Margin.   Gross margin decreased 2.4% for fiscal 2023, compared to fiscal 2022. The decrease in gross margin was mainly driven by lower product margin, resulting from a 110 basis point impact from unfavorable currency impacts and a 100 basis point impact from higher markdowns. In addition, the occupancy rate increased 30 basis points mainly due to lower COVID relief compared to the prior year and higher occupancy costs, partially offset by leveraging of expenses.
Gross Profit.   Gross profit decreased by $21 million, or 2%, compared to fiscal 2022. The decrease in gross profit was driven by a $127 million unfavorable currency impact, including $99 million of unfavorable currency translational impact, $28 million of higher markdowns, $13 million of lower COVID relief compared to the prior year, partially offset by the $159 million impact of higher revenues in constant currency.
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
SG&A Rate. Our SG&A rate remained flat for fiscal 2023, compared to fiscal 2022. The flat SG&A rate was due to a 200 basis point impact of higher revenues in constant currency and 60 basis points of lower performance-based compensation, offset mainly by 180 basis points of higher SG&A expenses described below, including store labor costs and 20 basis points of lower COVID related government subsidies.
SG&A Expenses. SG&A expenses increased by $32 million for fiscal 2023, compared to fiscal 2022. The increase in SG&A expenses was mainly driven by $53 million of higher expenses, including store labor costs, and $46 million related to revenue growth, partially offset by the favorable impact of currency translation fluctuations of $65 million and $18 million of lower performance-based compensation.
Asset Impairment Charges. During fiscal 2023, we recognized $0.1 million in impairment of certain operating lease right-of-use assets and $9.5 million in impairment of property and equipment related to certain retail locations resulting from under-performance and expected store closures. This compares to $0.7 million in impairment of certain operating lease right-of-use assets and $2.4 million in impairment of property and equipment related to certain retail locations resulting from under-performance and expected store closures. Currency translation fluctuations relating to our foreign operations favorably impacted asset impairment charges by $0.9 million during fiscal 2023.
Net Gains on Lease Modifications. During fiscal 2023 and fiscal 2022, we recorded net gains on lease modifications of $2.3 million and $0.3 million, respectively, related primarily to the early termination of lease agreements for certain retail locations.
Operating Margin. Operating margin decreased 2.6% to 9.2% for fiscal 2023, compared to 11.8% in fiscal 2022. The decrease in operating margin was driven primarily by a 200 basis point impact from higher expenses, including store costs, a 140 basis point unfavorable impact from currency headwinds, a 100 basis point impact from higher markdowns, and a 70 basis point impact from lower rent relief and government subsidies, partially offset by 260 basis points of overall leveraging of expenses and 60 basis points due to lower performance-based compensation.
Earnings from Operations. Earnings from operations was $248 million for fiscal 2023, compared to $305 million in fiscal 2022. The decrease in earnings from operations for fiscal 2023 includes $9.5 million in non-cash impairment charges taken on certain long-lived store related assets, $2.3 million net gains on lease modifications and a $33.6 million unfavorable currency translation impact relating to our foreign operations.
Interest Expense, Net.   Interest expense, net, was $10 million for fiscal 2023, compared to $21 million in fiscal 2022. The decrease in interest expense was due primarily to eliminated amortization of debt discount related to the Notes in fiscal 2023. Following the adoption of the authoritative guidance on January 30, 2022, the remaining unamortized debt discount on the Notes was derecognized and no interest expense related to the amortization of the debt discount was recorded during fiscal 2023.
Other Expense, Net.   Other expense, net, was $40 million for fiscal 2023, compared to $30 million for fiscal 2022. The change was primarily due to net mark-to-market losses on the revaluation of foreign exchange currency contracts and, to a lesser extent, net unrealized losses on our SERP-related assets, compared to net unrealized gains in fiscal 2022, partially offset by lower unrealized and realized losses from foreign currency exposures.
Income Tax Expense.  Income tax expense for fiscal 2023 was $37 million, or a 18.4% effective income tax rate, compared to $74 million, or a 29.0% effective income tax rate, in fiscal 2022. The change in the effective income tax rate was due primarily to the release of valuation reserves related to jurisdictions where there are no longer cumulative net operating losses, additional foreign benefits from lower tax rates on income, prior year income tax adjustments reflected in fiscal 2023 and the fiscal 2022 impact of the intra-entity intellectual property transfer rate difference.
On October 8, 2021, the Organization for Economic Co-operation and Development (OECD) announced the OECD/G20 Inclusive Framework on Base Erosion and Profit Shifting which agreed to a two-pillar solution to address tax challenges arising from digitalization of the economy. On December 20, 2021, the OECD released Pillar Two Model Rules defining the global minimum tax, which calls for the taxation of large corporations at a minimum rate of 15%. The OECD continues to release additional guidance on the two-pillar framework with widespread implementation anticipated by 2024. We are continuing to evaluate the potential impact on future periods of the Pillar Two Framework, pending legislative adoption by individual counties.
Net Earnings Attributable to Noncontrolling Interests.   Net earnings attributable to noncontrolling interests for fiscal 2023 was $12 million, net of taxes, compared to $9 million, net of taxes, in fiscal 2022.
Net Earnings Attributable to Guess?, Inc.   Net earnings attributable to Guess?, Inc. for fiscal 2023 decreased $22 million, compared to fiscal 2022. Diluted EPS decreased $0.39 for fiscal 2023, compared to fiscal 2022. We estimate a positive impact from share buybacks of $0.23 and a negative impact from currency of $0.63 on GAAP diluted EPS for fiscal 2023 when compared to fiscal 2022.
Refer to “Non-GAAP Measures” for an overview of our non-GAAP, or adjusted, financial results for fiscal 2023 and fiscal 2022. Excluding the impact of the non-GAAP items included in the reconciliation table under “Non-GAAP Measures,” adjusted net earnings attributable to Guess?, Inc. decreased $34 million and adjusted diluted EPS decreased $0.18 for fiscal 2023 compared to fiscal 2022. We estimate our share buybacks had a positive impact of $0.34 and currency had a negative impact of $0.73 on adjusted diluted EPS during fiscal 2023 when compared to fiscal 2022.

Information by Business Segment
The following presents our net revenue and earnings (loss) from operations by segment (dollars in thousands):

	Fiscal 2023	Fiscal 2022	$ change	% change
Net revenue:
Americas Retail	$758,100	$759,117	$(1,017)	(0.1%)
Americas Wholesale	206,208	201,202	5,006	2.5%
Europe	1,380,790	1,297,550	83,240	6.4%
Asia	238,815	237,053	1,762	0.7%
Licensing	103,437	96,709	6,728	7.0%
Total net revenue	$2,687,350	$2,591,631	95,719	3.7%
Earnings (loss) from operations:
Americas Retail	$87,184	$124,902	(37,718)	(30.2%)
Americas Wholesale	46,266	53,731	(7,465)	(13.9%)
Europe	159,629	174,860	(15,231)	(8.7%)
Asia	(4,811)	(4,114)	(697)	16.9%
Licensing	92,117	88,136	3,981	4.5%
Total segment earnings from operations	380,385	437,515	(57,130)	(13.1%)
Corporate overhead	(124,935)	(129,588)	4,653	(3.6%)
Asset impairment charges	(9,544)	(3,149)	(6,395)	203.1%
Net gains on lease modifications	2,267	259	2,008	775.3%
Total earnings from operations	$248,173	$305,037	(56,864)	(18.6%)
Operating margins:
Americas Retail	11.5%	16.5%
Americas Wholesale	22.4%	26.7%
Europe	11.6%	13.5%
Asia	(2.0%)	(1.7%)
Licensing	89.1%	91.1%
Total Company	9.2%	11.8%
Americas Retail
Net revenue from our Americas Retail segment decreased by $1 million for fiscal 2023, compared to fiscal 2022. Currency translation fluctuations relating to our non-U.S. retail stores and e-commerce sites unfavorably impacted net revenue by $5 million. In constant currency, net revenue increased by 1% compared to the prior year. The increase in net revenue in constant currency was driven by $17 million from the operation of stores during the current year that had been temporarily closed in the prior year. This was partially offset by $4 million for each of negative comparable sales, net permanent store closures and store relocations and remodels. Comparable sales (including e-commerce) decreased 1% in both U.S. dollars and constant currency compared to the prior year. The inclusion of our e-commerce sales had minimal impact on the comparable sales percentage in U.S. dollars and constant currency. As of January 28, 2023, we directly operated 371 stores in the Americas compared to 388 stores at January 29, 2022, excluding concessions, which represents a 4% decrease from the prior year.
Operating margin decreased 5.0% for fiscal 2023, compared to fiscal 2022. Approximately 250 basis points of the decrease were driven by higher markdowns, 210 basis points were due to higher expenses, including store labor costs, and 80 basis points were due to lower rent relief and lower government subsidies. This was partially offset by 190 basis points of higher initial markups.

Earnings from operations from our Americas Retail segment decreased by $38 million for fiscal 2023 compared to fiscal 2022. Higher markdowns drove $19 million of the decrease, $16 million was due to higher expenses, including store selling costs, and $6 million was due to lower rent relief and government subsidies. This was partially offset by $14 million of higher initial markups.
Americas Wholesale
Net revenue from our Americas Wholesale segment increased by $5 million for fiscal 2023, compared to fiscal 2022. In constant currency, net revenue increased by 3% compared to the prior year. Approximately $16 million of the increase in constant currency was driven by our Mexico wholesale business and approximately $5 million from our Canada wholesale business, partially offset by lower shipments in our U.S. wholesale business. Currency translation fluctuations relating to our non-U.S. wholesale businesses unfavorably impacted net revenue by $1 million.
Operating margin decreased 4.3% for fiscal 2023, compared to fiscal 2022. The decrease in operating margin was mainly driven by 360 basis points of higher markdowns and 190 basis points of higher costs.
Earnings from operations from our Americas Wholesale segment decreased by $7 million for fiscal 2023, compared to fiscal 2022. Approximately $7 million of the decrease was due to higher markdowns and $4 million due to higher costs, partially offset by the $2 million impact of higher revenues.
Europe
Net revenue from our Europe segment increased by $83 million for fiscal 2023, compared to fiscal 2022. In constant currency, net revenue increased by 21% compared to the prior year. The increase was driven by $124 million of higher wholesale shipments, $65 million of positive store comparable sales, $50 million from the operation of stores in the current year period that had been temporarily closed in the prior year and $31 million of net new store openings, partially offset by $184 million of unfavorable currency translation impact. Comparable sales (including e-commerce) decreased 4% in U.S. dollars and increased 9% in constant currency compared to the prior year. The inclusion of our e-commerce sales decreased the comparable sales percentage by 5% in U.S. dollars and 6% in constant currency. Our retail sales in Turkey, a relatively small market, had an outsized impact on our comparable sales (including e-commerce), contributing a negative impact of 2% in U.S. dollars and a positive impact of 1% in constant currency, largely due to the current hyper-inflation environment in Turkey. As of January 28, 2023, we directly operated 560 stores in Europe compared to 556 stores at January 29, 2022, excluding concessions, which represents a 0.7% increase from the prior year.
Operating margin decreased 1.9% for fiscal 2023, compared to fiscal 2022. The decrease in operating margin was mainly driven by 260 basis points from unfavorable currency impacts, 140 basis points from lower initial markups and 80 basis points from lower government subsidies compared to the prior year, partially offset by leveraging of expenses.
Earnings from operations from our Europe segment decreased by $15 million for fiscal 2023, compared to fiscal 2022. The decrease in operating profit was mainly driven by $62 million of unfavorable currency impacts, including a $35 million unfavorable translation impact, a $22 million decrease in initial markups, $12 million of lower government subsidies compared to the prior year and higher expenses, partially offset by the favorable $102 million impact of higher revenues.
Asia
Net revenue from our Asia segment increased by $2 million for fiscal 2023, compared to fiscal 2022. In constant currency, net revenue increased by 12% compared to the prior year. The increase in net revenue in constant currency was driven by $24 million due to net new store openings, including stores we recently acquired from our wholesale partners in Korea, $7 million of higher e-commerce revenues and $7 million due to positive comparable store sales. Comparable sales (including e-commerce) decreased 6% in U.S. dollars and increased 4% in constant currency compared to the prior year. The inclusion of our e-commerce sales negatively impacted the comparable sales percentage by 2% in U.S. dollars and constant currency. Currency translation fluctuations relating to our Asian operations unfavorably impacted net revenue by $26 million.
Operating margin decreased 0.3% for fiscal 2023, compared to fiscal 2022. The decrease in operating margin was mainly driven by 100 basis points due to lower product margins and 30 basis points due to lower government subsidies compared to the prior year, largely offset by leveraging of expenses.

Loss from operations from our Asia segment was $5 million for fiscal 2023, compared to loss of $4 million in fiscal 2022. The increase in losses was mainly driven by $3 million due to the impact of lower product margin partially and $1 million due to lower government subsidies compared to the prior year partially offset by the $4 million impact of higher revenues. Currency translation fluctuations relating to our Asia operations unfavorably impacted the loss from operations by $1 million.
Licensing
Net royalty revenue from our Licensing segment increased by $7 million for fiscal 2023, compared to fiscal 2022, mainly driven by higher royalties in our handbag category.
Earnings from operations from our Licensing segment increased by $4 million for fiscal 2023, compared to fiscal 2022. The increase was driven by the favorable impact to earnings from higher revenues.
Corporate Overhead
Unallocated corporate overhead decreased by $5 million for fiscal 2023, compared to fiscal 2022, due to a decrease of $19 million in performance based compensation, partially offset by an increase of $6 million in higher personnel costs, an increase of $5 million in expenses related to certain professional service and legal fees and related (credits) costs and an increase of $2 million in advertising costs.
Fiscal 2022 Compared to Fiscal 2021
The comparison of fiscal 2022 to fiscal 2021 has been omitted from this Form 10-K, but can be referenced in our Form 10-K for fiscal 2022, filed with the SEC on March 24, 2022.
Non-GAAP Measures
Our reported financial results are presented in accordance with GAAP. The reported net earnings attributable to Guess?, Inc. and diluted earnings per share in fiscal 2023 and fiscal 2022 reflect the impact of certain professional service and legal fees and related (credits) costs, asset impairment charges, net gains on lease modifications, non-cash amortization of debt discount on the Notes, the related income tax impacts of these foregoing items, the impact from changes in the income tax law on deferred income taxes in certain tax jurisdictions, net income tax settlements and adjustments to specific uncertain income tax positions, as well as certain discrete income tax adjustments related primarily to an intra-entity transfer of intellectual property rights from certain U.S. entities to a wholly-owned Swiss subsidiary, in each case where applicable.
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

A reconciliation of reported GAAP results to comparable non-GAAP results follows (in thousands, except per share data):

	Fiscal 2023	Fiscal 2022
Reported GAAP net earnings attributable to Guess?, Inc.	$149,610	$171,363
Certain professional service and legal fees and related (credits) costs[1]	7,484	2,652
Asset impairment charges[2]	9,544	3,149
Net gains on lease modifications[3]	(2,267)	(259)
Amortization of debt discount[4]	—	11,125
Discrete income tax adjustments[5]	132	10,630
Income tax impact from adjustments[6]	(3,447)	(3,973)
Total adjustments affecting net earnings attributable to Guess?, Inc.	11,446	23,324
Adjusted net earnings attributable to Guess?, Inc.	$161,056	$194,687

Net earnings per common share attributable to common stockholders:
GAAP diluted[7]	$2.18	$2.57
Adjusted diluted[7]	$2.74	$2.92
Weighted average common shares outstanding attributable to common stockholders:
GAAP diluted[7]	70,087	65,919
Adjusted diluted[7]	58,123	65,919
______________________________________________________________________
1Amounts recorded represent certain professional service and legal fees and related (credits) costs, which we otherwise would not have incurred as part of our business operations.
2Amounts represent asset impairment charges related primarily to impairment of property and equipment and operating lease right-of-use assets related to certain retail locations resulting from under-performance and expected store closures.
3Amounts recorded represent net gains on lease modifications related primarily to the early termination of certain lease agreements.
4In April 2019, we issued $300 million principal amount of the Notes in a private offering. Prior to adoption of ASU 2020-06, we separated the Notes into liability (debt) and equity (conversion option) components. The debt discount, which represented an amount equal to the fair value of the equity component, was amortized as non-cash interest expense over the term of the Notes. We adopted ASU 2020-06 under the modified retrospective method as of January 30, 2022. Upon adoption, the equity component was eliminated in the current period and recorded as an adjustment to retained earnings. Prior periods are not affected.
5Amounts represent discrete income taxes related primarily to the adjustments from an intra-entity transfer of intellectual property rights from certain U.S entities to a wholly-owned Swiss subsidiary offset by the impacts from the additional reserve on the deferred tax benefits.
6The income tax effect of certain professional service and legal fees and related (credits) costs, asset impairment charges, net gains on lease modifications and the amortization of debt discount was based on our assessment of deductibility using the statutory income tax rate (inclusive of the impact of valuation allowances) of the tax jurisdiction in which the charges were incurred.
7Prior to adoption of ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40), for GAAP purposes, we incurred dilution above the initial strike price of our Notes of $25.78. At January 29, 2022, there was no dilution related to the Notes for the period.
We adopted ASU 2020-06 under the modified retrospective method as of January 30, 2022. On adoption, we prospectively utilize the if-converted method to calculate GAAP diluted EPS. For GAAP purposes, we incur dilution of our Notes based on the initial conversion rate associated with the Notes. For fiscal 2023, shares used in computing diluted EPS increased by 12.0 million shares due to the change from the treasury stock method to the if-converted method. Diluted net income per share for fiscal 2023 is calculated based on GAAP net income and diluted weighted-average shares of 70.1 million, which also includes the potentially dilutive effect of our stock options, restricted stock units and the Notes.
For adjusted diluted shares, we exclude the dilutive impact of the Notes at stock prices below $46.88, based on the bond hedge contracts in place that will deliver shares to offset dilution. At stock prices in excess of $46.88, we would have an obligation to deliver additional shares in excess of the dilution protection provided by the bond hedges.
Our discussion and analysis herein also includes certain constant currency financial information. Foreign currency exchange rate fluctuations affect the amount reported from translating our foreign revenue, expenses and balance sheet amounts into U.S. dollars. These rate fluctuations can have a significant effect on reported operating results under GAAP. We provide constant currency information to enhance the visibility of underlying business trends, excluding the effects of changes in foreign currency translation rates. To calculate net revenue, comparable store sales and earnings (loss) from operations on a constant currency basis, operating results for the current-year period are translated into U.S. dollars at the average exchange rates in effect during the comparable period of the prior year. To calculate balance sheet amounts on a constant currency basis, the current year balance sheet amount is translated into U.S. dollars at the exchange rate in effect at the comparable prior year period end. The constant currency calculations do not adjust for the impact of revaluing specific transactions denominated in a currency that is different from the functional currency of that entity when exchange rates fluctuate. The constant currency information presented may not be comparable to similarly titled measures reported by other companies.
In calculating the estimated impact of currency fluctuations (including translational and transactional impacts) on other measures such as earnings (loss) per share, we estimate gross margin (including the impact of foreign exchange currency contracts designated as cash flow hedges for anticipated merchandise purchases) and expenses using the appropriate prior year rates, translate the estimated foreign earnings (loss) at the comparable prior year rates and consider the year-over-year earnings impact of gains or losses arising from balance sheet remeasurement and foreign exchange currency contracts not designated as cash flow hedges for merchandise purchases.
Liquidity and Capital Resources
We use our liquidity globally primarily to fund our working capital, occupancy costs, interest payments on our debt, remodeling and rationalization of our retail stores, shop-in-shop programs, concessions, systems, infrastructure, compensation expenses, other existing operations, expansion plans, international growth and potential acquisitions and investments. Generally, our working capital needs are highest during the late summer and fall as our inventories increase before the holiday selling period. In addition, in the U.S., we need liquidity for payment of dividends to our stockholders and to fund share repurchases.
During fiscal 2023, we relied primarily on trade credit, available cash, real estate and other operating leases, finance leases, proceeds from our credit facilities and term loans and internally generated funds to finance our operations. We anticipate we will be able to satisfy our ongoing cash requirements for the foreseeable future, including at least the next 12 months, for working capital, capital expenditures, payments on our debt, finance leases and operating leases, as well as lease modification payments, potential acquisitions and investments, expected income tax payments, and share repurchases and dividend payments to stockholders, primarily with cash flow from operations and existing cash balances as supplemented by borrowings under our existing credit facilities and proceeds from our term loans, as needed.
On May 5, 2022, we entered into a €250 million revolving credit facility through a European subsidiary, which replaced certain European short-term borrowing arrangements. On December 20, 2022, we entered into an amendment of our senior secured asset-based revolving credit facility, which increased borrowing capacity from $120 million to $150 million and extended the maturity date of the credit facility to December 20, 2027. (Such arrangements are described further in “Part IV. Financial Statements – Note 8 – Borrowings and Finance Lease Obligations” in this Form 10-K.)
Due to the seasonality of our business and cash needs, we may increase borrowings under our established credit facilities or enter new credit facilities from time-to-time, during the next 12 months and beyond. If we experience a sustained decrease in consumer demand, we may require access to additional credit, which may not be available to us on commercially acceptable terms or at all.
We expect to settle the principal amount of our outstanding Notes in 2024 in cash and any excess in shares. Our outstanding Notes may be converted at the option of the holders as described in “Part IV. Financial Statements – Note 10 – Convertible Senior Notes and Related Transactions.” As of January 28, 2023, none of the conditions allowing holders of the Notes to convert had been met. Pursuant to one of these conditions, if our stock trading price exceeds 130% of the conversion price of the Notes (currently $25.08) for at least 20 trading days during the 30 consecutive trading-day period ending on, and including, the last trading day of any calendar quarter, holders of the Notes would have the right to convert their Notes during the next calendar quarter.
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
The Notes mature in April 2024. We expect that we will consider various alternatives, including, but not limited to, a refinancing, related to the Notes, prior to their maturity. The determination of the alternative to be used for addressing the retirement of the Notes will depend on market conditions existing at that time. Should these alternatives not materialize, we believe we have sufficient cash and financing sources to retire the Notes on or prior to their maturity. In addition, we have sufficient treasury shares to be issued to cover the conversion feature related to the Notes should the need arise.
On March 27, 2020, the U.S. government enacted the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) to provide economic relief from the COVID-19 pandemic. Among other provisions, the CARES Act allows for a full offset of taxable income in a five-year carryback period for net operating losses, which reduced fiscal 2021 income tax expense and resulted in a refund of previously paid income tax amounts at higher historical income tax rates. For fiscal 2023 and fiscal 2022, no income tax benefit was recognized related to the CARES Act.
We have a balance related to the 2017 Tax Cuts and Jobs Act (the “Tax Reform”) transition tax included in other long-term liabilities of $19.9 million (excluding related interest) as of January 28, 2023 and January 29, 2022. Refer to “Part IV. Financial Statements – Note 12 – Income Taxes” for further detail.
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
As of January 28, 2023, we determined approximately $37.8 million of such foreign earnings are no longer indefinitely reinvested. The incremental income tax cost to repatriate these earnings to the U.S. is immaterial. We intend to indefinitely reinvest the remaining earnings from our foreign subsidiaries for which a deferred income tax liability has not already been recorded. It is not practicable to estimate the amount of income tax that might be payable if these earnings were repatriated due to the complexities associated with the hypothetical calculation. As of January 28, 2023, we had cash and cash equivalents of $275.8 million, of which approximately $99.1 million was held in the U.S.
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
COVID-19 Impact on Liquidity
In light of store closures and reduced traffic in stores during the height of the COVID-19 pandemic, we took actions at that time with respect to certain of our leases, including engaging with landlords to discuss rent deferrals, as well as other rent concessions. We suspended rental payments and/or paid reduced rental amounts with respect to certain of our retail stores that were closed or experiencing drastically reduced customer traffic as a result of the COVID-19 pandemic. During fiscal 2022 and fiscal 2021, we successfully negotiated with several landlords, including some of our larger landlords, resulting in the receipt of rent abatement benefits, as well as new lease terms for some of our affected leases.

Fiscal 2023 Compared to Fiscal 2022
Operating Activities
Net cash provided by operating activities was $169.2 million for fiscal 2023, compared to $131.6 million for fiscal 2022, or an increase of $37.5 million. The improvement was driven primarily by lower tax payments, partially offset by unfavorable changes in working capital and lower net earnings compared to fiscal 2022. The unfavorable changes in working capital were due primarily to increased payments on accounts payable, as we placed inventory orders earlier to mitigate the supply chain disruptions, and accrued expenses.
Investing Activities
Net cash used in investing activities was $89.9 million for fiscal 2023, compared to $62.3 million for fiscal 2022. Net cash used in investing activities related primarily to existing store remodeling programs and retail expansion and, to a lesser extent, technology and other infrastructure.
The increase in cash used in investing activities was driven primarily by higher retail remodel costs during fiscal 2023 compared to fiscal 2022. During fiscal 2023, we opened 70 directly operated stores compared to 87 directly operated stores that were opened in the prior year.
Financing Activities
Net cash used in financing activities was $217.2 million for fiscal 2023, compared to $97.0 million for fiscal 2022. Net cash used in financing activities related primarily to repurchases of our common stock and payment of dividends, partially offset by net proceeds from borrowings.
The increase in cash used in financing activities was driven primarily by our entrance into the 2022 ASR Contract to repurchase an aggregate of $175 million of our common stock and increased payment of dividends, partially offset by higher net proceeds from borrowings during fiscal 2023 compared to the prior year.
Effect of Exchange Rates on Cash, Cash Equivalents and Restricted Cash
During fiscal 2023, changes in foreign currency translation rates decreased our reported cash, cash equivalents and restricted cash balance by $1.9 million, compared to a decrease of $26.1 million during fiscal 2022. Refer to “Foreign Currency Volatility” for further information on fluctuations in exchange rates.
Working Capital
As of January 28, 2023, we had net working capital (including cash and cash equivalents) of $448.7 million, compared to $466.2 million at January 29, 2022. Our primary working capital needs are for the current portion of lease liabilities, accounts receivable and inventory.
The accounts receivable balance consists of trade receivables relating primarily to our wholesale business in Europe and, to a lesser extent, to our wholesale businesses in the Americas and Asia, royalty receivables relating to our licensing operations, credit card and retail concession receivables related to our retail businesses and certain other receivables. Accounts receivable increased by $13.1 million, or 4.0%, to $341.9 million as of January 28, 2023, compared to $328.9 million at January 29, 2022. On a constant currency basis, accounts receivable increased by $24.0 million, or 7.3%, when compared to January 29, 2022. As of January 28, 2023, approximately 50% of our total net trade receivables and 59% of our European net trade receivables were subject to credit insurance coverage, certain bank guarantees or letters of credit for collection purposes. Our credit insurance coverage contains certain terms and conditions specifying deductibles and annual claim limits.
Inventory increased by $48.6 million, or 10.5%, to $510.9 million as of January 28, 2023, from $462.3 million at January 29, 2022. On a constant currency basis, inventory increased by $60.7 million, or 13.1%, when compared to January 29, 2022, driven primarily by management initiatives to mitigate supply chain disruptions, including accelerating product orders, as well as higher average unit costs due to the elevation of the quality of our products, our investments in sustainability and inflationary pressures.
Fiscal 2022 Compared to Fiscal 2021
The comparison of fiscal 2022 to fiscal 2021 has been omitted from this Form 10-K, but can be referenced in our Form 10-K for fiscal 2022, filed with the SEC on March 24, 2022.

Material Cash Requirements
The following summarizes our material cash requirements for known contractual and other obligations as of January 28, 2023 and the effects such obligations are expected to have on liquidity and cash flow in future periods (in thousands):

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Contractual Obligations:
Short-term borrowings	$15,959	$15,959	$—	$—	$—
Convertible senior notes, net[1,2]	309,000	6,000	303,000	—	—
Long-term debt, excluding convertible senior notes, net[1]	109,583	18,768	14,077	76,738	—
Finance lease obligations[1]	21,529	7,452	10,680	3,397	—
Operating lease obligations[1,3]	793,507	195,526	252,844	163,777	181,360
Purchase obligations[4]	303,346	303,346	—	—	—
Benefit obligations[5]	79,894	2,383	7,241	8,229	62,041
Total	$1,632,818	$549,434	$587,842	$252,141	$243,401

Other commercial commitments[6]	$8,063	$3,145	$3,230	$1,688	$—
______________________________________________________________________
1Includes interest payments.
2In April 2019, we issued the Notes in a private offering. Refer to “Part IV. Financial Statements – Note 10 – Convertible Senior Notes and Related Transactions” for further detail.
3We have elected the practical expedient to not separate non-lease components from lease components in the measurement of liabilities for our directly-operated real estate leases. As such, this amount reflects operating lease costs that are considered in the measurement of the related operating lease liabilities, which may include fixed payments related to rent, insurance, property taxes, sales promotion, common area maintenance and certain utility charges, where applicable. This does not include variable lease costs that are excluded from the measurement of the operating lease liabilities, such as those charges that are based on a percentage of annual sales volume or estimates. In fiscal 2023, these variable charges totaled $95.7 million. Refer to “Part IV. Financial Statements – Note 9 – Lease Accounting” for further detail.
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
Excluded from the above table of material cash requirements is the noncurrent liability for unrecognized tax benefits, including penalties and interest, of $64.4 million. This liability for unrecognized tax benefits has been excluded because we cannot make a reliable estimate of the period in which the liability will be settled, if ever.
The above table also excludes current liabilities (other than short-term borrowings) as these amounts will be paid within one year and certain long-term liabilities that do not require cash payments.
Off-Balance Sheet Arrangements
Other than certain obligations and commitments included in the table above, we did not have any material off-balance sheet arrangements as of January 28, 2023.
Capital Expenditures
Gross capital expenditures totaled $89.5 million, before deducting lease incentives of $4.3 million, for fiscal 2023. This compares to gross capital expenditures of $63.5 million, before deducting lease incentives of $3.1 million, for fiscal 2022.

We will periodically evaluate strategic acquisitions and alliances and pursue those that we believe will support and contribute to our overall growth initiatives and/or will leverage our global infrastructure and network of licensees and wholesale partners.
Dividends
On March 14, 2023, we announced a regular quarterly cash dividend of $0.225 per share on our common stock. The cash dividend will be paid on April 14, 2023 to shareholders of record as of the close of business on March 29, 2023. We will adjust the conversion rate (which is expected to increase) and the conversion price (which is expected to decrease) of the Notes effective as of March 28, 2023 in accordance with the terms of the indenture governing the Notes. Refer to “Part IV. Financial Statements - Note 10 - Convertible Senior Notes and Related Transactions” in this Form 10-K for disclosures about the Notes.
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
Share Repurchases
During fiscal 2022, the Board of Directors terminated our previous 2012 $500 million share repurchase program (which had $47.8 million capacity remaining) and authorized a new program (the “2021 Share Repurchase Program”) to repurchase, from time-to-time and as market and business conditions warrant, up to $200 million of our common stock. On March 14, 2022, the Board of Directors expanded its repurchase authorization by $100 million, leaving a new capacity of $249.0 million at that time. As of January 28, 2023, we had remaining authority under the 2021 Share Repurchase Program to purchase $62.3 million of our common stock.
On March 18, 2022, pursuant to existing share repurchase authorizations, we entered into the 2022 ASR Contract with the 2022 ASR Counterparty to repurchase an aggregate of $175.0 million of our common stock. Under the 2022 ASR Contract, we received approximately 8.5 million shares of common stock in the first half of fiscal 2023.
Repurchases under the program may be made on the open market or in privately negotiated transactions, pursuant to Rule 10b5-1 trading plans or other available means. There is no minimum or maximum number of shares to be repurchased under the program, which may be discontinued at any time, without prior notice. During fiscal 2023, we repurchased 8,985,603 shares under the program at an aggregate cost of $186.7 million. During fiscal 2022, we repurchased 2,289,292 shares under the program at an aggregate cost of $51.0 million. During fiscal 2021, we repurchased 4,000,000 shares under the previous program at an aggregate cost of $38.8 million.
On August 16, 2022, President Biden signed the Inflation Reduction Act into law. The IRA enacted a 1% excise tax on share repurchases made after December 31, 2022. We do not expect this provision of the Inflation Reduction Act to have a material impact on our financial results.
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
As a non-qualified pension plan, no dedicated funding of the SERP is required; however, we have made periodic payments into insurance policies held in a rabbi trust to fund the expected obligations arising under the non-qualified SERP. The amount of any future payments into the insurance policies, if any, may vary depending on investment performance of the trust. The cash surrender values of the insurance policies were $64.4 million and $70.9 million as of January 28, 2023 and January 29, 2022, respectively, and were included in other assets in our consolidated balance sheets. As a result of changes in the value of the insurance policy investments, we recorded unrealized gains (losses) of $(5.7) million, $0.6 million and $6.1 million in other income (expense) during fiscal 2023, fiscal 2022 and fiscal 2021, respectively. During fiscal 2023, the Company also recorded gains of $1.1 million in other income resulting from payout on the insurance policies. The projected benefit obligation was $42.4 million and $49.4 million as of January 28, 2023 and January 29, 2022, respectively, and was included in accrued expenses and other long-term liabilities in our consolidated balance sheets depending on the expected timing of payments. SERP benefit payments of $1.7 million and $1.9 million were made during fiscal 2023 and fiscal 2022, respectively.
Employee Stock Purchase Plan
Our qualified employee stock purchase plan (“ESPP”) allows qualified employees (as defined) to participate in the purchase of designated shares of our common stock at a price equal to 85% of the lower of the closing price at the beginning or end of each quarterly stock purchase period. We have 4,000,000 shares of common stock registered under the ESPP. During fiscal 2023, 45,843 shares of our common stock were issued pursuant to the ESPP at an average price of $12.70 per share for a total of $0.6 million.
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
Gift Cards
Gift card breakage is income recognized due to the non-redemption of a portion of gift cards sold by us for which a liability was recorded in prior periods. Gifts cards are mainly used in the U.S. and Canada. We issue our gift cards in the U.S. and Canada through one of our subsidiaries and are not required by law to escheat the value of unredeemed gift cards to the state in which the subsidiary is domiciled. Estimated breakage amounts are accounted for under the redemption recognition method and are classified as additional net revenues as the gift cards are redeemed. We determine a gift card breakage rate based upon historical redemption patterns, which represents the cumulative estimated amount of gift card breakage from the inception of the electronic gift card program in late 2002. Any future revisions to the estimated breakage rate may result in changes in the amount of breakage income recognized in future periods.
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
Income Taxes
We adopted authoritative guidance which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of an income tax position taken or expected to be taken in an income tax return. For those benefits to be recognized, an income tax position must be more likely than not to be sustained upon examination by taxing authorities. Guidance was also provided on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.
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
Deferred income tax assets and liabilities are determined based on differences between financial reporting bases and income tax bases of assets and liabilities and are measured using the enacted tax rates expected to apply to taxable income in the periods in which the deferred income tax asset or liability is expected to be realized or settled. Deferred income tax assets are reduced by valuation allowances if we believe it is more likely than not that some portion or the entire asset will not be realized.
We have historically considered the undistributed earnings of our foreign subsidiaries to be indefinitely reinvested. As a result of the Tax Reform, we had a substantial amount of previously taxed earnings that could be distributed to the U.S. without additional material U.S. taxation. We continue to evaluate our plans for reinvestment or repatriation of unremitted foreign earnings and regularly review our cash positions and determination of permanent reinvestment of foreign earnings. If we determine that all or a portion of such foreign earnings are no longer indefinitely reinvested, we may be subject to additional foreign withholding taxes and U.S. state income taxes, beyond the one-time transition tax. For example, as of January 28, 2023, we determined that approximately $37.8 million of such foreign earnings are no longer indefinitely reinvested. The incremental tax cost to repatriate these earnings to the U.S. is immaterial. We intend to indefinitely reinvest the remaining earnings from our foreign subsidiaries for which a deferred income tax liability has not already been recorded. It is not practicable to estimate the amount of income tax that might be payable if these earnings were repatriated due to the complexities associated with the hypothetical calculation.
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
Prior to January 30, 2022, certain convertible debt instruments that may be settled in cash on conversion were required to be separately accounted for as liability and equity components of the instrument in a manner that reflects the issuer’s non-convertible debt borrowing rate. Accordingly, in accounting for the issuance of the Notes, we separated the Notes into liability and equity components. The liability component was recorded at fair value, which was derived from a valuation technique used to calculate the fair value of a similar liability without an associated convertible feature. The carrying amount of the equity component, which is recognized as a debt discount, represents the difference between the proceeds from the issuance of the Notes and the fair value of the liability component of the Notes.
In accounting for the debt issuance costs related to the issuance of the Notes, we allocated the total amount incurred to the liability and equity components based on their relative values. Debt issuance costs attributable to the liability component were recorded as a contra-liability and are presented net against the Notes balance on our consolidated balance sheets. These costs are amortized to interest expense using the effective interest method over the term of the Notes.
On January 30, 2022, we adopted the authoritative guidance which simplifies the accounting for convertible instruments and contracts in an entity’s own equity using the modified retrospective method. Following adoption, the equity component was eliminated and recorded as an adjustment to retained earnings. In addition, we derecognized the remaining unamortized debt discount on the Notes. Debt issuance costs were recorded as a contra-liability and are presented net against the Notes balance on our consolidated balance sheets. These costs are amortized to interest expense using the effective interest method over the term of the Notes.
Refer to “Part IV. Financial Statements – Note 2 – New Accounting Guidance” and “Part IV. Financial Statements – Note 10 – Convertible Senior Notes and Related Transactions” in this Form 10-K for details on the Notes.
Recently Issued Accounting Guidance
Refer to “Part IV. Financial Statements – Note 2 – New Accounting Guidance” in this Form 10-K for disclosures about recently issued accounting guidance.

ITEM 7A.    Quantitative and Qualitative Disclosures About Market Risk.
Exchange Rate Risk
More than two-thirds of product sales and licensing revenue recorded for fiscal 2023 were denominated in currencies other than the U.S. dollar. Our primary exchange rate risk relates to operations in Europe, Canada, South Korea, China, Hong Kong, and Mexico. Changes in currencies affect our earnings in various ways. For further discussion on currency-related risk, please refer to our risk factors under “Part I, Item 1A. Risk Factors.”
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
Foreign Exchange Currency Contracts Designated as Cash Flow Hedges
During fiscal 2023, we purchased U.S. dollar forward contracts in Europe totaling US$315.0 million that were designated as cash flow hedges. As of January 28, 2023, we had forward contracts outstanding for our European operations of US$253.0 million to hedge forecasted merchandise purchases, which are expected to mature over the next 15 months. Our derivative financial instruments are recorded in our consolidated balance sheet at fair value based on quoted market rates. Changes in the fair value of the U.S. dollar forward contracts, designated as cash flow hedges for forecasted merchandise purchases, are recorded as a component of accumulated other comprehensive income (loss) within stockholders’ equity and are recognized in cost of product sales in the period which approximates the time the hedged merchandise inventory is sold.
As of January 28, 2023, accumulated other comprehensive income (loss) related to foreign exchange currency contracts included a net unrealized loss of approximately $2.4 million, net of tax, of which $1.1 million will be recognized in cost of product sales over the following 12 months, at the then current values on a pre-tax basis, which can be different than the current year-end values. As of January 28, 2023, the net unrealized loss of the remaining open forward contracts recorded in our consolidated balance sheet was approximately $11.9 million.
At January 29, 2022, we had forward contracts outstanding for our European operations of US$146.0 million that were designated as cash flow hedges. At January 29, 2022, the net unrealized gain of these open forward contracts recorded in our consolidated balance sheet was approximately $6.0 million.
Foreign Exchange Currency Contracts Not Designated as Hedging Instruments
We also have foreign exchange currency contracts that are not designated as hedging instruments for accounting purposes. Changes in fair value of foreign exchange currency contracts not designated as hedging instruments are reported in net earnings (loss) as part of other income (expense). For fiscal 2023, we recorded a net loss of $2.8 million for our euro dollar foreign currency contracts not designated as hedges, which has been included in other income (expense). As of January 28, 2023, we had euro foreign exchange currency contracts to purchase US$83.5 million expected to mature over the next 11 months. As of January 28, 2023, the net unrealized loss of these open forward contracts recorded in our consolidated balance sheet was approximately $2.6 million.

At January 29, 2022, we had euro foreign exchange currency contracts to purchase US$19.0 million. At January 29, 2022, the net unrealized gain of these open forward contracts recorded in our consolidated balance sheet was approximately $1.1 million.
Sensitivity Analysis
As of January 28, 2023, a sensitivity analysis of changes in foreign currencies when measured against the U.S. dollar indicates that, if the U.S. dollar had uniformly weakened by 10% against all of the U.S. dollar denominated foreign exchange derivatives totaling US$336.5 million, the fair value of the instruments would have decreased by $37.4 million. Conversely, if the U.S. dollar uniformly strengthened by 10% against all of the U.S. dollar denominated foreign exchange derivatives, the fair value of these instruments would have increased by $30.6 million. Any resulting changes in the fair value of the hedged instruments may be partially offset by changes in the fair value of certain balance sheet positions (primarily U.S. dollar denominated liabilities in our foreign operations) impacted by the change in the foreign currency rate. The ability to reduce the exposure of currencies on earnings depends on the magnitude of the derivatives compared to the balance sheet positions during each reporting cycle.
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
As of January 28, 2023, accumulated other comprehensive income (loss) related to the interest rate swap agreement included a net unrealized gain of approximately $0.8 million, net of tax, which will be recognized in interest expense over the following 12 months, at the then current values on a pre-tax basis, which can be different than the current year-end values. As of January 28, 2023, the net unrealized gain of the interest rate swap recorded in our consolidated balance sheet was approximately $1.0 million.
At January 29, 2022, the net unrealized loss of the interest rate swap recorded in our consolidated balance sheet was approximately $0.1 million.
Sensitivity Analysis
As of January 28, 2023, we had indebtedness related to term loans of $25.5 million, finance lease obligations of $19.9 million and the Mortgage Debt of $17.2 million. The term loans provide for annual interest rates ranging between 1.3% to 4.4%. The finance lease obligations are based on fixed interest rates derived from the respective agreements. The Mortgage Debt is covered by a separate interest rate swap agreement with a swap fixed interest rate of approximately 3.06% that matures in January 2026. The interest rate swap agreement is designated as a cash flow hedge and converts the nature of our real estate secured term loan from LIBOR floating-rate debt to fixed-rate debt.
As of January 28, 2023, we also had borrowings under our credit facility arrangements of $70.3 million which are based on variable rates of interest. Accordingly, changes in interest rates would impact our results of operations in future periods. A 100 basis point increase in interest rates would not have a significant effect on interest expense for fiscal 2023.
The fair values of our debt instruments are based on the amount of future cash flows associated with each instrument discounted using our incremental borrowing rate. As of January 28, 2023 and January 29, 2022, the carrying value of all financial instruments was not materially different from fair value, as the interest rates on our debt approximated rates currently available to us. The fair value of the Notes is determined based on inputs that are observable in the market and have been classified as Level 2 in the fair value hierarchy.
Derivatives Designated as Hedging Instruments
The following summarizes net after-tax activity related to our foreign exchange currency contracts and interest rate swap agreement designated as cash flow hedges recorded in accumulated other comprehensive income (loss) (in thousands):

	Year Ended
	Jan 28, 2023	Jan 29, 2022
Beginning balance gain (loss)	$7,280	$(4,876)
Net gains from changes in cash flow hedges	47	10,121
Net (gains) losses reclassified to earnings (loss)	(8,911)	2,035
Ending balance gain (loss)	$(1,584)	$7,280
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
The Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s principal executive officer and principal financial officer, of the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based upon this evaluation, under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of January 28, 2023.
Ernst & Young LLP, the independent registered public accounting firm that audited the Company’s financial statements as of and for the fiscal year ended January 28, 2023 included in this Annual Report on Form 10-K has issued an attestation report on the Company’s internal control over financial reporting, which is set forth below.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting during the fourth quarter of fiscal 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Guess?, Inc. and Subsidiaries
Opinion on Internal Control Over Financial Reporting
We have audited Guess?, Inc. and subsidiaries’ internal control over financial reporting as of January 28, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Guess?, Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of January 28, 2023, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets the Company as of January 28, 2023 and January 29, 2022, and the related consolidated statements of income (loss), comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended January 28, 2023, and the related notes and the financial statement schedule listed in the Index at ITEM 15(a)(2) and our report dated March 24, 2023 expressed an unqualified opinion thereon.
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
March 24, 2023

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
3.1.
Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-4419) filed on July 30, 1996).

3.2.
Certificate of Amendment, dated June 24, 2021, to the Restated Certificate of Incorporation of Guess?, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 30, 2021).

3.3.	Fourth Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 30, 2021).
4.1.	Specimen Stock Certificate (incorporated by reference to Exhibit 4.3 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-4419) filed on July 30, 1996).
4.2.	Description of Capital Stock (incorporated by reference to Exhibit 4.2 to the Registrant’s Annual Report on Form 10-K for the year ended January 29, 2022).
4.3.
Indenture, dated as of April 26, 2019, between the Registrant and U.S. Bank National Association, as trustee (including form of 2.00% Convertible Senior Notes due 2024) (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed April 29, 2019).

*10.1.
2004 Equity Incentive Plan (Amended and Restated as of March 26, 2022) (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 30, 2022).

*10.2.	Form of Non-Employee Director Restricted Stock Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 30, 2022).
*10.3.	Form of Non-Employee Director Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 30, 2022).
*10.4.	Guess?, Inc. Annual Incentive Bonus Plan (incorporated by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2021).
*10.5.
2002 Employee Stock Purchase Plan (Amended and Restated March 26, 2022) (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2022).

*10.6.
Executive Employment Agreement dated January 27, 2019 between the Registrant and Carlos Alberini (incorporated by reference to Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K for the year ended February 2, 2019).

*10.7.
Non-Qualified Stock Option Agreement dated as of February 20, 2019 between the Registrant and Carlos Alberini (incorporated by reference to Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K for the year ended February 2, 2019).

*10.8.
Restricted Stock Unit Agreement (revenues) dated as of February 20, 2019 between the Registrant and Carlos Alberini (incorporated by reference to Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K for the year ended February 2, 2019).

Exhibit Number	Description
*10.9.
Letter Agreement regarding amendment to Employment Agreement dated March 30, 2020 between the Registrant and Carlos Alberini (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended May 2, 2020).

*10.10.
Non-Qualified Stock Option Agreement dated as of June 11, 2020 between the Registrant and Carlos Alberini (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended August 1, 2020).

*10.11.
Performance Share Award Agreement (total shareholder return) dated as of June 29, 2020 for Carlos Alberini (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended August 1, 2020).

*10.12.
Letter Agreement dated July 9, 2020 regarding amendment to Employment Agreement between the Registrant and Carlos Alberini (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended August 1, 2020).

*10.13.
Letter agreement dated June 30, 2021 by and between Guess?, Inc. and Carlos Alberini (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 2, 2021).

*10.14.
Performance Share Award Agreement (Stock Price) dated June 30, 2021 by and between Guess?, Inc. and Carlos Alberini (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 2, 2021).

*10.15.
Restricted Stock Unit Agreement (operating earnings) dated as of June 30, 2021 between the Registrant and Carlos Alberini. (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2021).

*10.16.
Performance Share Award Agreement (total shareholder return) dated as of June 30, 2021 between the Registrant and Carlos Alberini (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2021).

*10.17.
Secondment Letter Agreement dated January 26, 2022 between the Registrant and Carlos Alberini (incorporated by reference to Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K for the year ended January 29, 2022).

*10.18.
Executive Employment Agreement dated January 26, 2016 between the Registrant and Paul Marciano (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed February 1, 2016).

*10.19.
Letter Agreement regarding amendment to Employment Agreement dated April 28, 2017 between the Registrant and Paul Marciano (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed May 4, 2017).

*10.20.
Employment Letter dated January 25, 2019 between the Registrant and Paul Marciano (incorporated by reference to Exhibit 10.27 to the Registrant’s Annual Report on Form 10-K for the year ended February 2, 2019).

*10.21.
Non-Qualified Stock Option Agreement dated as of June 11, 2020 between the Registrant and Paul Marciano (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended August 1, 2020).

*10.22.
Performance Share Award Agreement (licensing and company earnings from operations) dated as of June 29, 2020 between the Registrant and Paul Marciano (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended August 1, 2020).

*10.23.
Performance Share Award Agreement (licensing and company operating earnings) dated as of June 30, 2021 between the Registrant and Paul Marciano (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2021).

*10.24.
Secondment Letter Agreement dated January 26, 2022 between the Registrant and Paul Marciano (incorporated by reference to Exhibit 10.26 to the Registrant's Annual Report on Form 10-K for the year ended January 29, 2022).

*10.25.	Transition Agreement dated March 14, 2022 between the Registrant and Kathryn Anderson (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed March 16, 2022).
*10.26.	Employment Agreement dated March 14, 2022 between the Registrant and Dennis Secor (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed March 16, 2022).
*10.27.	Form of Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.62 to the Registrant’s Current Report on Form 8-K filed May 16, 2005).
*10.28.	Form of Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 29, 2017).
*10.29.	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 29, 2017).

Exhibit Number	Description
*10.30.
Indemnification Agreements between the Registrant and certain executives and directors (incorporated by reference to Exhibit 10.30 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996).

*10.31.
Nonqualified Deferred Compensation Plan (Amended and Restated Effective as of December 18, 2008) (incorporated by reference to Exhibit 10.28 to the Registrant’s Annual Report on Form 10-K for the year ended January 31, 2009).

*10.32.
Supplemental Executive Retirement Plan (Amended and Restated Effective as of December 18, 2008) (incorporated by reference to Exhibit 10.29 to the Registrant’s Annual Report on Form 10-K for the year ended January 31, 2009).

*10.33.
Amendment 2013-I to the Supplemental Executive Retirement Plan of the Registrant dated as of July 11, 2013 (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended August 3, 2013).

10.34.
First Amendment to Lease Agreement between the Registrant and 1444 Partners, Ltd. with respect to the Registrant’s corporate headquarters (including original lease agreement) (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended May 1, 2010).

10.35.
Second Amendment to Lease Agreement between the Registrant and 1444 Partners, Ltd. with respect to the Registrant’s corporate headquarters (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2010).

10.36.
Third Amendment to Lease Agreement dated as of August 2, 2015 between the Registrant and 1444 Partners, Ltd. with respect to the Registrant’s corporate headquarters (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2015).

10.37.
Fourth Amendment to Lease Agreement dated as of October 7, 2020 between the Registrant and 1444 Partners, Ltd. with respect to the Registrant's corporate headquarters (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2020).

10.38.
Amended and Restated Loan, Guaranty and Security Agreement dated as of December 20, 2022 among Guess?, Inc., Guess? Retail, Inc., Guess.com, Inc., Guess? Canada Corporation, the guarantors party thereto, the lenders party thereto and Bank of America, N.A., as agent for the lenders (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed December 22, 2022).

10.39.
Revolving Credit Facility Agreement dated as of May 5, 2022 among Guess Europe Sagl, as borrower, Guess? Europe B.V., as guarantor, UBS Switzerland AG (“UBS”) and Credit Suisse (Switzerland) Ltd (“Credit Suisse”), as lead arrangers and joint bookrunners, UBS, as agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 9, 2022).

10.40.	Form of Call Option Confirmation between the Registrant and each Option Counterparty (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed April 29, 2019).
10.41.	Form of Warrant Confirmation between the Registrant and each Option Counterparty (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed April 29, 2019).
†21.1.	List of Subsidiaries.
†23.1.	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
†31.1.	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
†31.2.	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
††32.1.	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
††32.2.	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
†101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
†101.SCH	XBRL Taxonomy Extension Schema Document
†101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
†101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
†101.LAB	XBRL Taxonomy Extension Label Linkbase Document
†101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
†104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
_________________________________________________________________________

*	Management Contract or Compensatory Plan
†	Filed herewith
††	Furnished herewith

ITEM 16.    Form 10-K Summary.
None.

Guess?, Inc.
Form 10-K
Index to Consolidated Financial Statements and Financial Statement Schedule

1	Report of Independent Registered Public Accounting Firm (PCAOB ID: 42)	F-2

2	Consolidated Financial Statements

	Consolidated Balance Sheets at January 28, 2023 and January 29, 2022	F-4

	Consolidated Statements of Income (Loss) for the Years Ended January 28, 2023, January 29, 2022 and January 30, 2021	F-5

	Consolidated Statements of Comprehensive Income (Loss) for the Years Ended January 28, 2023, January 29, 2022 and January 30, 2021	F-6

	Consolidated Statements of Stockholders’ Equity for the Years Ended January 28, 2023, January 29, 2022 and January 30, 2021	F-7

	Consolidated Statements of Cash Flows for the Years Ended January 28, 2023, January 29, 2022 and January 30, 2021	F-8

	Notes to Consolidated Financial Statements	F-9

3	Consolidated Financial Statement Schedule—Valuation and Qualifying Accounts for the Years Ended January 28, 2023, January 29, 2022 and January 30, 2021	F-62

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Guess?, Inc. and Subsidiaries
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Guess?, Inc. and subsidiaries (the Company) as of January 28, 2023 and January 29, 2022, and the related consolidated statements of income (loss), comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended January 28, 2023, and the related notes and the financial statement schedule listed in the Index at ITEM 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at January 28, 2023 and January 29, 2022, and the results of its operations and its cash flows for each of the three years in the period ended January 28, 2023, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of January 28, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 24, 2023 expressed an unqualified opinion thereon.
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

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over management’s processes to determine the fair value of regular retail store asset groups and measure any impairment as of the fiscal year end or as impairment indicators are identified under Accounting Standards Codification (ASC) 360. This included controls over management’s determination and assessment of the forecasted sales and gross margins underlying the fair value calculation.

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
Los Angeles, California
March 24, 2023

GUESS?, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	January 28, 2023	January 29, 2022
ASSETS
Current assets:
Cash and cash equivalents	$275,765	$415,565
Accounts receivable, net	341,939	328,856
Inventories	510,899	462,295
Other current assets	83,102	77,378
Total current assets	1,211,705	1,284,094
Property and equipment, net	240,355	228,765
Goodwill	34,277	34,885
Deferred income tax assets	158,403	165,120
Operating right-of-use assets	636,148	685,799
Other assets	144,560	156,965
	$2,425,448	$2,555,628
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of borrowings and finance lease obligations	$40,380	$43,379
Accounts payable	289,442	325,797
Accrued expenses and other current liabilities	263,038	253,182
Current portion of operating lease liabilities	170,192	195,516
Total current liabilities	763,052	817,874
Convertible senior notes, net	298,931	270,595
Long-term debt and finance lease obligations	95,921	60,970
Long-term operating lease liabilities	528,236	582,757
Other long-term liabilities	157,403	160,289
	1,843,543	1,892,485
Redeemable noncontrolling interests	9,154	9,500

Commitments and contingencies (Note 15)

Stockholders’ equity:
Preferred stock, $.01 par value. Authorized 10,000,000 shares; no shares issued and outstanding	—	—
Common stock, $.01 par value. Authorized 150,000,000 shares; issued 142,771,253 and 142,771,946 shares, outstanding 54,609,786 and 62,697,032 shares as of January 28, 2023 and January 29, 2022, respectively	546	627
Paid-in capital	532,398	565,024
Retained earnings	1,276,857	1,158,664
Accumulated other comprehensive loss	(134,073)	(135,549)
Treasury stock, 88,161,467 and 80,074,914 shares as of January 28, 2023 and January 29, 2022, respectively	(1,141,615)	(966,108)
Guess?, Inc. stockholders’ equity	534,113	622,658
Nonredeemable noncontrolling interests	38,638	30,985
Total stockholders’ equity	572,751	653,643
	$2,425,448	$2,555,628
See accompanying notes to consolidated financial statements.

GUESS?, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(in thousands, except per share data)

	Year Ended
	Jan 28, 2023	Jan 29, 2022	Jan 30, 2021
Product sales	$2,583,913	$2,494,922	$1,802,533
Net royalties	103,437	96,709	73,996
Net revenue	2,687,350	2,591,631	1,876,529
Cost of product sales	1,538,603	1,422,126	1,179,427
Gross profit	1,148,747	1,169,505	697,102
Selling, general and administrative expenses	893,297	861,578	679,958
Asset impairment charges	9,544	3,149	80,442
Net gains on lease modifications	(2,267)	(259)	(2,801)
Earnings (loss) from operations	248,173	305,037	(60,497)
Other income (expense):
Interest expense	(13,190)	(23,018)	(22,869)
Interest income	2,885	1,881	2,237
Other, net	(39,822)	(30,171)	(5,950)
Total other expense	(50,127)	(51,308)	(26,582)

Earnings (loss) before income tax expense (benefit)	198,046	253,729	(87,079)
Income tax expense (benefit)	36,502	73,680	(6,338)
Net earnings (loss)	161,544	180,049	(80,741)
Net earnings attributable to noncontrolling interests	11,934	8,686	488
Net earnings (loss) attributable to Guess?, Inc.	$149,610	$171,363	$(81,229)

Net earnings (loss) per common share attributable to common stockholders:
Basic	$2.62	$2.65	$(1.27)
Diluted	$2.18	$2.57	$(1.27)
Weighted average common shares outstanding attributable to common stockholders:
Basic	56,484	64,021	64,179
Diluted	70,087	65,919	64,179
See accompanying notes to consolidated financial statements.

GUESS?, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Year Ended
	Jan 28, 2023	Jan 29, 2022	Jan 30, 2021
Net earnings (loss)	$161,544	$180,049	$(80,741)
Other comprehensive income (loss) (“OCI”):
Foreign currency translation adjustment
Gains (losses) arising during the period	8,425	(30,857)	31,115
Derivative financial instruments designated as cash flow hedges
Gains (losses) arising during the period	207	11,460	(6,446)
Less income tax effect	(160)	(1,339)	737
Reclassification to net earnings (loss) for (gains) losses realized	(10,016)	2,323	(6,117)
Less income tax effect	1,105	(288)	650
Defined benefit plans
Net actuarial gains (losses)	3,890	2,805	(1,003)
Foreign currency and other adjustments	627	340	(383)
Less income tax effect	(1,340)	(595)	183
Net actuarial loss amortization	615	420	397
Prior service credit amortization	(90)	(67)	(66)
Less income tax effect	(55)	(42)	(36)
Total comprehensive income (loss)	164,752	164,209	(61,710)
Less comprehensive income attributable to noncontrolling interests:
Net earnings	11,934	8,686	488
Foreign currency translation adjustment	1,732	(966)	(204)
Amounts attributable to noncontrolling interests	13,666	7,720	284
Comprehensive income (loss) attributable to Guess?, Inc.	$151,086	$156,489	$(61,994)
See accompanying notes to consolidated financial statements.

GUESS?, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)

	Guess?, Inc. Stockholders’ Equity
	Common Stock					Treasury Stock
	Shares	Amount	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Shares	Amount	Nonredeemable Noncontrolling Interests	Total
Balance at February 1, 2020	65,848,510	$658	$563,004	$1,130,409	$(139,910)	77,019,437	$(914,447)	$21,633	$661,347
Net earnings (loss)	—	—	—	(81,229)	—	—	—	488	(80,741)
Other comprehensive income (loss), net of income tax effect	—	—	—	—	19,235	—	—	(204)	19,031
Issuance of common stock under stock compensation plans including income tax effect	2,294,872	24	(28,267)	—	—	(2,369,140)	28,058	—	(185)
Issuance of stock under Employee Stock Purchase Plan	86,780	—	(427)	—	—	(86,780)	1,027	—	600
Share-based compensation	—	—	18,761	69	—	—	—	—	18,830
Dividends	—	—	—	(14,426)	—	—	—	—	(14,426)
Share repurchases	(4,000,000)	(40)	40	—	—	4,000,000	(38,876)	—	(38,876)
Balance at January 30, 2021	64,230,162	$642	$553,111	$1,034,823	$(120,675)	78,563,517	$(924,238)	$21,917	$565,580
Net earnings	—	—	—	171,363	—	—	—	8,686	180,049
Other comprehensive loss, net of income tax effect	—	—	—	—	(14,874)	—	—	(966)	(15,840)
Issuance of common stock under stock compensation plans including income tax effect	718,018	8	(9,469)	—	—	(739,751)	8,710	—	(751)
Issuance of stock under Employee Stock Purchase Plan	38,144	—	263	—	—	(38,144)	450	—	713
Share-based compensation	—	—	21,096	23	—	—	—	—	21,119
Dividends	—	—	—	(37,091)	—	—	—	—	(37,091)
Share repurchases	(2,289,292)	(23)	23	—	—	2,289,292	(51,030)	—	(51,030)
Noncontrolling interest capital distribution	—	—	—	—	—	—	—	(3,452)	(3,452)
Redeemable noncontrolling interest redemption value adjustment	—	—	—	(10,454)	—	—	—	4,800	(5,654)
Balance at January 29, 2022	62,697,032	$627	$565,024	$1,158,664	$(135,549)	80,074,914	$(966,108)	$30,985	$653,643
Cumulative adjustment from adoption of new accounting guidance	—	—	(43,078)	21,788	—	—	—	—	(21,290)
Net earnings	—	—	—	149,610	—	—	—	11,934	161,544
Other comprehensive income, net of income tax effect	—	—	—	—	1,476	—	—	1,732	3,208
Issuance of common stock under stock compensation plans including income tax effect	852,514	9	(10,076)	—	—	(853,207)	10,658	—	591
Issuance of stock under Employee Stock Purchase Plan	45,843	—	104	—	—	(45,843)	582	—	686
Share-based compensation	—	—	20,334	61	—	—	—	—	20,395
Dividends	—	—	—	(53,266)	—	—	—	—	(53,266)
Share repurchases	(8,985,603)	(90)	90	—	—	8,985,603	(186,747)	—	(186,747)
Noncontrolling interest capital distribution	—	—	—	—	—	—	—	(6,013)	(6,013)
Balance at January 28, 2023	54,609,786	$546	$532,398	$1,276,857	$(134,073)	88,161,467	$(1,141,615)	$38,638	$572,751
See accompanying notes to consolidated financial statements.

GUESS?, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended
	Jan 28, 2023	Jan 29, 2022	Jan 30, 2021
Cash flows from operating activities:
Net earnings (loss)	$161,544	$180,049	$(80,741)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	61,467	56,799	63,501
Amortization of debt discount	—	11,125	10,394
Amortization of debt issuance costs	1,563	1,390	1,351
Share-based compensation expense	20,395	21,119	18,830
Forward contract (gains) losses	10,614	(2,401)	4,462
Deferred income taxes	9,313	(95,544)	(5,413)
Net loss on impairment and disposition of long-term assets	10,993	5,731	82,209
Other items, net	18,102	16,080	12,396
Changes in operating assets and liabilities:
Accounts receivable	(18,997)	(42,235)	34,531
Inventories	(54,412)	(91,048)	17,838
Prepaid expenses and other assets	(1,311)	(15,772)	1,115
Operating lease assets and liabilities, net	(28,608)	(26,891)	22,751
Accounts payable and accrued expenses and other current liabilities	(20,456)	101,554	31,112
Other long-term liabilities	(1,019)	11,686	(5,286)
Net cash provided by operating activities	169,188	131,642	209,050
Cash flows from investing activities:
Purchases of property and equipment	(89,503)	(63,521)	(18,876)
Proceeds from sale of business and long-term assets	196	3,653	2,739
Net cash settlement of forward contracts	—	(460)	(1,387)
Purchases of investments	(598)	(1,562)	(4,818)
Other investing activities	37	(387)	181
Net cash used in investing activities	(89,868)	(62,277)	(22,161)
Cash flows from financing activities:
Proceeds from borrowings	207,079	32,169	309,105
Repayments of borrowings and finance lease obligations	(178,937)	(37,946)	(264,999)
Debt issuance costs	(2,026)	—	—
Dividends paid	(51,823)	(36,747)	(15,552)
Noncontrolling interest capital distribution	(6,013)	(3,452)	—
Issuance of common stock, net of income tax withholdings on vesting of stock awards	1,277	(38)	415
Purchase of treasury stock	(186,747)	(51,030)	(38,876)
Net cash used in financing activities	(217,190)	(97,044)	(9,907)
Effect of exchange rates on cash, cash equivalents and restricted cash	(1,930)	(26,101)	7,535
Net change in cash, cash equivalents and restricted cash	(139,800)	(53,780)	184,517
Cash, cash equivalents and restricted cash at the beginning of the year	415,565	469,345	284,828
Cash, cash equivalents and restricted cash at the end of the year	$275,765	$415,565	$469,345

Supplemental cash flow data:
Interest paid	$11,025	$10,069	$11,925
Income taxes paid, net of refunds	$25,609	$152,693	$7,697

Non-cash investing and financing activity:
Change in accrual of property and equipment	$(4,781)	$9,826	$(365)
Assets acquired under finance lease obligations	$3,863	$8,447	$7,131
Payable and related adjustments from sale of retail locations	$—	$—	$(510)
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
Fiscal Year
The Company operates on a 52/53-week fiscal year calendar, which ends on the Saturday nearest to January 31 of each year. All references herein to “fiscal 2023,” “fiscal 2022” and “fiscal 2021” represent the results of the 52-week fiscal years ended January 28, 2023, January 29, 2022 and January 30, 2021. References to “fiscal 2024” represent the 53-week fiscal year ending February 3, 2024.
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
Use of Estimates
The preparation of the financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the amounts reported in the financial statements and disclosed in the accompanying notes. Significant areas requiring the use of management estimates relate to the allowances for doubtful accounts, sales return and markdown allowances, gift card and loyalty accruals, valuation of inventories, share-based compensation, income taxes, recoverability of deferred income taxes, unrecognized income tax benefits, the useful life of assets for depreciation and amortization, evaluation of asset impairment (including goodwill and long-lived assets, such as property and equipment and operating lease right-of-use (“ROU”) assets), pension obligations, workers’ compensation and medical self-insurance expense and accruals, litigation reserves and restructuring expense and accruals. These estimates and assumptions may change as a result of the impact of global economic conditions, such as the uncertainty regarding the impact of public health crises, the ongoing Russia-Ukraine conflict, global inflationary pressures, volatility in foreign exchange rates and declining consumer spending. Actual results could differ from those estimates. Revisions in estimates could materially impact the results of operations and financial position. The Company’s operations could be impacted in ways the Company is not able to predict today. While the Company believes it has made reasonable accounting estimates based on the facts and circumstances that were available as of the reporting date, to the extent there are differences between these estimates and actual results, the Company’s results of operations and financial position could be materially impacted.
Business Update, Market Trends and Uncertainties
Macroeconomic conditions, including rising inflation, higher interest rates, foreign exchange rate fluctuations, declines in consumer spending and the impact of the ongoing conflict in Ukraine and public health crises are continuing to negatively impact the Company’s businesses. In late fiscal 2021 and fiscal 2022, the

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Company incurred government-mandated temporary store closures, mostly in Europe. The number of temporary store closures ebbed and flowed based on local conditions. As of January 28, 2023, all of its directly operated stores were open. The Company’s e-commerce sites have remained open in all regions throughout the COVID-19 pandemic. In addition to the impact of store closures, retail stores that are open have remained challenged by lower traffic and capacity restrictions. Many of the Company’s wholesale and licensing partners have also substantially reduced their operations.
The COVID-19 crisis and other factors have also contributed to disruptions in the overall global supply chain, leading to industry-wide product delays and higher freight costs. The Company has been working actively to mitigate these headwinds to the extent possible through a number of global supply chain initiatives.
In light of the fluid nature of the pandemic, the Company continues to carefully monitor global and regional developments, and respond appropriately. The Company also continues to strategically manage expenses in order to protect profitability and to mitigate, to the extent possible, the effect of the supply chain disruptions. During fiscal 2022 and 2021, the Company suspended rental payments and/or paid reduced rental amounts with respect to its retail stores that were closed or were experiencing drastically reduced customer traffic. The Company has successfully negotiated with several landlords, including some of its larger landlords and has received rent abatement benefits. The Company continues to engage in discussions with landlords in an effort to achieve appropriate rent relief and other lease concessions and, in some cases, to terminate existing leases.
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

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
The Company accepts payments at its brick-and-mortar retail locations and its e-commerce sites in the form of cash, credit cards, gift cards and loyalty points, where applicable. Payment terms, typically less than one year, are offered to the Company’s wholesale customers and do not include a significant financing component. The Company extends credit to wholesale customers based upon an evaluation of the customer’s financial condition and credit history and generally requires no collateral but does obtain credit insurance when considered appropriate. As of January 28, 2023, approximately 50% of the Company’s total net trade accounts receivable and 59% of its European net trade receivables were subject to credit insurance coverage, certain bank guarantees or letters of credit for collection purposes. The Company’s credit insurance coverage contains certain terms and conditions specifying deductibles and annual claim limits.
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
Sales Return Allowances
The Company accrues for estimated sales returns in the period in which the related revenue is recognized. To recognize the financial impact of sales returns, the Company estimates the amount of goods that will be returned based on historical experience and current trends and reduces sales and cost of sales accordingly. The Company’s policy allows retail customers in certain regions a grace period to return merchandise following the date of sale. Substantially all of these returns are considered to be resalable at a price that exceeds the cost of the merchandise. The Company includes the allowance for sales returns in accrued expenses and the estimated cost associated with such sales returns within other current assets in its consolidated balance sheet. As of January 28, 2023, the Company included $35.7 million in accrued expenses related to the allowance for sales returns and $16.5 million in other current assets related to the estimated cost of such sales returns. As of January 29, 2022, the Company included $38.4 million in accrued expenses related to the allowance for sales returns and $14.5 million in other current assets related to the estimated cost of such sales returns.

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Markdown Allowances
Costs associated with customer markdowns are recorded as a reduction to revenues and any amounts unapplied to existing receivables are included in accrued expenses. Historically, these markdown allowances resulted from seasonal negotiations with the Company’s wholesale customers, as well as historical trends and the evaluation of the impact of current economic conditions. The Company included $17.5 million and $19.0 million in accrued expenses related to the allowance for markdowns as of January 28, 2023 and January 29, 2022, respectively.
Gift Cards
Gift card breakage is income recognized due to the non-redemption of a portion of gift cards sold by the Company for which a liability was recorded in prior periods. Gifts cards are mainly used in the U.S. and Canada. The Company issues its gift cards in the U.S. and Canada through one of its subsidiaries and is not required by law to escheat the value of unredeemed gift cards to the state in which the subsidiary is domiciled. Estimated breakage amounts are accounted for under the redemption recognition method and are classified as additional net revenues as the gift cards are redeemed. The Company’s gift card breakage rate is approximately 8.0% and 7.9% for the U.S. retail business and Canadian retail business, respectively, based upon historical redemption patterns, which represents the cumulative estimated amount of gift card breakage from the inception of the electronic gift card program in late 2002. Based upon historical redemption trends, the Company recognizes estimated gift card breakage as a component of net revenue in proportion to actual gift card redemptions, over the period that remaining gift card values are redeemed. Any future revisions to the estimated breakage rate may result in changes in the amount of breakage income recognized in future periods. In fiscal 2023, fiscal 2022 and fiscal 2021, the Company recognized $0.7 million, $1.0 million and $0.4 million of gift card breakage to revenue, respectively. The Company included $4.7 million and $4.4 million in accrued expenses related to its gift card liability for fiscal 2023 and fiscal 2022.
Loyalty Programs
The Company has customer loyalty programs in North America, Europe and Asia which cover all of its brands. Under certain of the programs, primarily in the U.S. and Canada, customers accumulate points based on purchase activity. Once a loyalty program member achieves a certain point level, the member earns awards that may only be redeemed for merchandise. Unredeemed points generally expire after six months without additional purchase activity and unredeemed awards generally expire after two months. Where applicable, the Company allocates a portion of the transaction price from sales in its direct-to-consumer channel to its loyalty program by using historical redemption rates to estimate the value of future award redemptions. This amount is accrued in current liabilities and recorded as a reduction of net revenue in the period which the related revenue is recognized. During fiscal 2023, fiscal 2022 and fiscal 2021, activity related to the Company’s loyalty programs increased (decreased) net revenue by $(0.2) million, $(0.6) million and $0.4 million, respectively. The aggregate dollar value of the loyalty program accruals included in accrued expenses was $6.1 million and $6.0 million as of January 28, 2023 and January 29, 2022, respectively. Future revisions to the estimated liability may result in changes to net revenue.
Intellectual Property Transferred Over Time
The Company’s trademark license agreements represent symbolic licenses that are dependent on the Company’s continued support over the term of the license agreement. The revenue recognized from the licensing arrangements is based on sales-based royalty and advertising fund contributions, as well as specific fixed payments, where applicable.
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

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
is satisfied. The Company records advertising contributions received from its licensees and the related advertising expenditures incurred by the Company on a gross basis in its consolidated statements of income (loss). The Company records royalty and advertising payments received on the Company’s purchases of licensed product as a reduction of the cost of the licensed product.
The Company’s trademark license agreements customarily provide for a multi-year initial term generally ranging from three to ten years, and may contain options to renew prior to expiration for an additional multi-year period. Several of the Company’s key license agreements provide for specified, fixed cash rights payments over and above our normal, ongoing royalty payments in consideration of the grant of the license rights. These payments are recognized ratably as revenue over the term of the license agreement and do not include a significant financing component. The unrecognized portion of upfront payments is included in deferred royalties in accrued expenses and other long-term liabilities depending on the short or long-term nature of the payments to be recognized. As of January 28, 2023, the Company had $4.8 million and $15.2 million of deferred royalties included in accrued expenses and other long-term liabilities, respectively. This compares to $5.1 million and $14.3 million of deferred royalties included in accrued expenses and other long-term liabilities, respectively, at January 29, 2022. In fiscal 2023, fiscal 2022 and fiscal 2021, the Company recognized $13.4 million, $14.0 million and $13.0 million in net royalties related to the amortization of the deferred royalties, respectively.
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
Classification of Certain Costs and Expenses
The Company includes inbound freight charges, purchasing costs and related overhead, retail store occupancy costs, including lease costs and depreciation and amortization, and a portion of the Company’s distribution costs related to its direct-to-consumer business in cost of product sales. Distribution costs related primarily to the wholesale business are included in SG&A expenses and amounted to $61.6 million, $60.2 million and $51.0 million for fiscal 2023, fiscal 2022 and fiscal 2021, respectively. The Company also includes store selling, selling and merchandising, advertising, design and other corporate overhead costs as a component of SG&A expenses.
The Company classifies amounts billed to customers for shipping fees as revenues and classifies costs related to shipping as cost of product sales in the accompanying consolidated statements of income (loss).
Advertising and Marketing Costs
The Company expenses the cost of advertising as incurred. Advertising and marketing expenses charged to operations for fiscal 2023, fiscal 2022 and fiscal 2021 were $51.5 million, $48.5 million and $39.0 million, respectively.
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

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
Foreign Currency
Foreign Currency Translation Adjustment
The local selling currency is typically the functional currency for all of the Company’s significant international operations. In accordance with authoritative guidance, assets and liabilities of the Company’s foreign operations are translated from foreign currencies into U.S. dollars at period-end rates, while income and expenses are translated at the weighted average exchange rates for the period. The related translation adjustments are reflected as a foreign currency translation adjustment in accumulated other comprehensive income (loss) within stockholders’ equity. In addition, the Company records foreign currency translation adjustments related to its noncontrolling interests within stockholders’ equity. Periodically, the Company may also use foreign exchange currency contracts to hedge the translation and economic exposures related to its net investments in certain of its international subsidiaries (see below). Changes in the fair values of these foreign exchange currency contracts, designated as net investment hedges, are recorded in foreign currency translation adjustment as a component of accumulated other comprehensive income (loss) within stockholders’ equity. The total foreign currency translation adjustment increased stockholders’ equity (including amounts attributable to nonredeemable noncontrolling interests) by $8.4 million, from an accumulated foreign currency translation loss of $140.9 million as of January 29, 2022 to an accumulated foreign currency translation loss of $132.5 million as of January 28, 2023.
Foreign Currency Transaction Gains and Losses
Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency, including gains and losses on foreign exchange currency contracts (see below), are included in the consolidated statements of income (loss). Net foreign currency transaction losses included in the determination of net earnings (loss) were $22.9 million, $32.1 million and $1.7 million for fiscal 2023, fiscal 2022 and fiscal 2021, respectively.
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

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
Income Taxes
The Company uses the asset and liability method of accounting for income taxes. Under this method, deferred income taxes are recognized for the future income tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective income tax bases. Deferred income tax assets and liabilities are measured using enacted income tax rates expected to be applied to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred income taxes of a change in income tax rates is recognized in earnings in the period that includes the enactment date. A valuation allowance is recorded when management believes it is more likely than not that the results of operations will not generate sufficient taxable earnings to realize certain net deferred income tax assets.
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
Earnings (Loss) Per Share
Basic earnings (loss) per share represents net earnings (loss) attributable to common stockholders divided by the weighted average number of common shares outstanding during the period. The Company considers any restricted stock units with forfeitable dividend rights that are issued and outstanding, but considered contingently returnable if certain service conditions are not met, as common equivalent shares outstanding. These restricted stock units are excluded from the weighted average number of common shares outstanding and basic earnings (loss) per share calculation until the respective service conditions have been met. Diluted earnings (loss) per share represents net earnings (loss) attributable to common stockholders divided by the weighted average number of common shares outstanding, inclusive of the dilutive impact of common equivalent shares outstanding during the period, and the dilutive impact of the Company’s 2.00% convertible senior notes due 2024 (the “Notes”) and related warrants, as applicable.
On January 30, 2022, the Company adopted the authoritative guidance which simplifies the accounting for convertible instruments and contracts in an entity’s own equity using the modified retrospective method. Following adoption, diluted earnings per share related to the Notes is calculated using the if-converted method. The number of dilutive shares is based on the conversion rate associated with the Notes. Prior to adoption, the Company applied the treasury stock method when calculating the potential dilutive effect of the Notes, if any. As the Company expects to settle the principal amount of the Notes in cash and any excess in shares, only the amounts in excess of the principal amount are considered in diluted earnings per share, if applicable. Refer to Note 10 for further information on the Notes.
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
Investments in equity securities are accounted for under the equity-method if the Company is able to exercise significant influence, but not control, over the investee. Equity method investments are included in other assets in the Company’s consolidated balance sheets and the Company’s proportionate share of earnings (loss) are recorded in other income (expense) in the Company’s consolidated statements of income (loss). The Company will periodically evaluate its equity-method investments for impairment and record such amounts in other (income) expense in the period that the carrying value of the investment before our share of earnings (loss) is determined to not be recoverable. During fiscal 2019, the Company invested $8.3 million in a privately-held apparel company in exchange for a 30% minority interest. During fiscal 2021, the Company invested a net additional $2.3 million and increased its minority interest from 30% to 30.5%. The Company’s ownership in this company is accounted for under the equity method of accounting. Additionally, during fiscal 2021, the Company purchased a 30% interest in a privately-held men’s footwear company for approximately $0.9 million. The Company’s ownership in this company is treated under the equity method of accounting. Refer to Note 14 for more information on this investment. The Company recognized its proportionate share of net losses of $0.5 million, $0.1 million, and $4.7 million in other income (expense) in its consolidated statements of income (loss) during fiscal 2023, fiscal 2022 and fiscal 2021, respectively.
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
The Company is also exposed to concentrations of credit risk through its accounts receivable balances. The Company extends credit to wholesale customers based upon an evaluation of the customer’s financial condition and credit history and generally requires no collateral but does obtain credit insurance when considered appropriate. The Company’s two largest wholesale customers accounted for a total of approximately 3.3%, 3.9% and 3.4% of the Company’s consolidated net revenue in fiscal 2023, fiscal 2022 and fiscal 2021, respectively.
The majority of the Company’s finished goods are sourced from partners and suppliers located in over 30 countries outside the U.S. In fiscal 2023, over one third of these products were sourced from partners and suppliers based in China. The Company’s two largest suppliers, which were the Company’s licensee partners, accounted for approximately 27%, 20% and 27% of the Company’s purchases of finished goods in fiscal 2023, fiscal 2022 and fiscal 2021, respectively.
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
During fiscal 2022 and 2021, the Company engaged in discussions with landlords in an effort to achieve appropriate rent relief and other lease concessions and, in some cases, to terminate existing leases in an effort to lessen the impact of reduced revenue resulting from temporary store closures and lower traffic. Consistent with guidance from the Financial Accounting Standards Board (“FASB”), the Company elected to treat any such agreed-upon payment deferrals related to the COVID-19 pandemic as if there were no modifications to the lease contract and has accrued such amounts within the current portion of operating lease liabilities in the Company’s consolidated balance sheet. The Company has elected to treat other rent concessions which result in reduced lease payments as variable lease payments if the concessions that are provided are for a period of generally less than 12 months. For any rent concessions which reduce the lease payments for a period of generally more than 12 months

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
or change the payment terms from minimum rental amounts to amounts based on a percentage of sales volume for the remainder of the lease term, the Company has elected to treat such changes as lease modifications under the current lease guidance.
Net Gains on Lease Modifications
During fiscal 2023, fiscal 2022 and fiscal 2021 the Company recorded net gains on lease modifications of approximately $2.3 million, $0.3 million and $2.8 million, respectively related primarily to the early termination of certain lease agreements.
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
An asset is considered to be impaired if the Company determines that the carrying value may not be recoverable based upon its assessment of the asset’s ability to continue to generate earnings from operations and positive cash flow in future periods or if significant changes in the Company’s strategic business objectives and utilization of the assets occurred. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows adjusted for lease payments, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the estimated fair value. The Company uses estimates of market participant rents to calculate fair value of ROU assets and discounted future cash flows of the asset group to quantify fair value for other long-lived assets. These nonrecurring fair value measurements are considered Level 3 inputs as defined in Note 20.
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
The COVID-19 pandemic has materially impacted the Company’s financial results and could impact the Company’s operations in ways the Company is not able to predict today. The Company has made reasonable assumptions and judgments to determine the fair value of the assets tested based on the facts and circumstances

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
that were available as of the reporting date. If actual results are not consistent with the assumptions and judgments used in estimating future cash flows and asset fair values, there may be additional exposure to future impairment losses that could be material to the Company’s results of operations.
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
Other Assets
Other assets mainly relate to the Company’s investments in insurance policies held in rabbi trusts to fund expected obligations arising under its non-qualified supplemental executive retirement and deferred compensation plans. Refer to Notes 13 and 16 for further information regarding these investments. In addition, other assets also relate to long-term security deposits, long-term subscriptions and receivables related to refundable value-added tax payments mainly from European taxing authorities.
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
Convertible Senior Notes
In April 2019, the Company issued $300 million principal amount of 2.00% convertible senior notes due 2024 in a private offering. Prior to January 30, 2022, certain convertible debt instruments that may be settled in cash on conversion were required to be separately accounted for as liability and equity components of the instrument in a manner that reflects the issuer’s non-convertible debt borrowing rate. Accordingly, in accounting for the issuance of the Notes, the Company separated the Notes into liability and equity components. The liability component was recorded at fair value, which was derived from a valuation technique used to calculate the fair value of a similar liability without an associated convertible feature. The carrying amount of the equity component, which is recognized as a debt discount, represents the difference between the proceeds from the issuance of the Notes and the fair value of the liability component of the Notes. In accounting for the debt issuance costs related to the issuance of the Notes, the Company allocated the total amount incurred to the liability and equity components based on their relative values. Debt issuance costs attributable to the liability component were recorded as a contra-liability and are presented net against the Notes balance on the Company’s consolidated balance sheets. These costs are amortized to interest expense using the effective interest method over the term of the Notes.
On January 30, 2022, the Company adopted the authoritative guidance which simplifies the accounting for convertible instruments and contracts in an entity’s own equity using the modified retrospective method. Following adoption, the equity component was eliminated and recorded as an adjustment to retained earnings. In addition, the Company derecognized the remaining unamortized debt discount on the Notes. Debt issuance costs were recorded as a contra-liability and are presented net against the Notes balance on the Company’s consolidated balance sheets. These costs are amortized to interest expense using the effective interest method over the term of the Notes.
See Note 2 for further details on adoption of Convertible Instruments and Contracts in an Entity’s Own Equity. See Note 10 for further details on the Notes.
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

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
contracts to qualify for the derivative scope exception. In addition, this guidance requires the “if-converted” method be applied for all convertible instruments (the treasury stock method is no longer available) and removes the ability to rebut the presumption of share settlement for contracts that may be settled in cash or stock.
The Company adopted this guidance on January 30, 2022, using the modified retrospective transition method which allows for a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption and does not require retrospective adjustments to prior periods. Using this transition method, the cumulative effect of the accounting change increased the carrying amount of the Notes by $27.5 million, reduced deferred income tax liabilities by $6.2 million, reduced additional paid-in capital by $43.1 million and increased retained earnings by $21.8 million, with no restatement of prior periods. Refer to Note 10 for the impact on the Notes and Note 18 for the impact on the earnings per share calculation.
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
Government Assistance
In November 2021, the FASB issued authoritative guidance to increase the transparency of government assistance. This guidance is effective for financial statements issued for annual periods beginning after December 15, 2021 with early adoption permitted. The Company adopted this guidance prospectively on January 30, 2022. During fiscal 2023 the Company recorded $9.3 million related to government assistance. This amount mostly relates to support for the COVID-19 pandemic.
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
The Company identified and will modify, if necessary, its loans and other financial instruments with attributes directly or indirectly influenced by LIBOR. The Company determined, of its current LIBOR references as outlined in Note 8 Borrowings and Finance Lease Obligations, Note 20, Fair Value Measurements, and Note 21, Derivative Financial Instruments, only the obligations under Mortgage Debt, Credit Facilities, and Interest Rate Swap Agreements are impacted by this guidance. The Company does not expect this guidance to have a material impact on its consolidated financial position, results of operations or cash flows.

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(3) Accounts Receivable
Accounts receivable is summarized as follows (in thousands):

	Jan 28, 2023	Jan 29, 2022
Trade	$306,737	$299,160
Royalty	37,521	33,790
Other	6,235	6,945
	350,493	339,895
Less allowances	8,554	11,039
	$341,939	$328,856
Accounts receivable consists of trade receivables relating primarily to the Company’s wholesale business in Europe and, to a lesser extent, its wholesale businesses in the Americas and Asia, royalty receivables relating to its licensing operations, credit card and retail concession receivables related to its retail businesses and certain other receivables. Other receivables generally relate to amounts due to the Company that result from activities that are not related to the direct sale of the Company’s products or collection of royalties.
(4) Inventories
Inventories consist of the following (in thousands):

	Jan 28, 2023	Jan 29, 2022
Raw materials	$1,807	$1,228
Work in progress	3	3
Finished goods	509,089	461,064
	$510,899	$462,295
The above balances include an allowance to write down inventories to the lower of cost or net realizable value of $30.3 million and $31.8 million as of January 28, 2023 and January 29, 2022, respectively.
(5) Property and Equipment
Property and equipment is summarized as follows (in thousands):

	Jan 28, 2023	Jan 29, 2022
Land, buildings and improvements	$51,017	$51,530
Leasehold improvements	353,106	354,040
Furniture, fixtures and equipment	459,113	433,158
Construction in progress	14,545	18,749
Assets under finance leases	37,849	36,694
	915,630	894,171
Less accumulated depreciation and amortization	675,275	665,406
	$240,355	$228,765
During fiscal 2023 and 2022, the Company entered into finance and operating leases related primarily to computer hardware and software. The accumulated depreciation and amortization related to assets under finance leases was approximately $18.8 million and $14.8 million as of January 28, 2023 and January 29, 2022, respectively, and was included in depreciation expense when recognized. See Note 8 for more information regarding the related finance lease obligations.
Construction in progress represents the costs associated with the construction in progress of leasehold improvements to be used in the Company’s operations, primarily for new and remodeled stores in retail operations.

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Impairment
The Company recorded asset impairment charges related to property and equipment of $9.5 million, $2.4 million and $35.0 million in fiscal 2023, fiscal 2022 and fiscal 2021, respectively. The asset impairment charges for fiscal 2023, fiscal 2022 and fiscal 2021 related primarily to certain retail locations in Europe, North America and Asia resulting from underperformance, expected store closures and other global economic conditions.
Impairments to property and equipment are summarized as (in thousands):

	Jan 28, 2023	Jan 29, 2022
Aggregate carrying value of property and equipment impaired	$44,284	$24,422
Less property and equipment impairment charges	9,474	2,414
Aggregate remaining fair value of property and equipment impaired	$34,810	$22,008
The Company’s impairment evaluations included testing of 519 retail locations and 496 retail locations during fiscal 2023 and fiscal 2022, respectively, which were deemed to have possible impairment indicators. The Company concluded that 80 retail locations and 42 retail locations, respectively, were determined to be impaired, as the carrying amounts of the fixed assets exceeded their estimated fair values (determined based on discounted cash flows) at each of the respective dates. Refer to Note 1 for a description of other assumptions that management considers in estimating the future discounted cash flows. If actual results are not consistent with the assumptions and judgments used in estimating future cash flows and asset fair values, there may be additional exposure to future impairment losses that could be material to the Company’s results of operations.
(6) Goodwill
Goodwill activity is summarized by business segment as follows (in thousands):

	Americas Retail	Americas Wholesale	Europe	Total
Goodwill balance at January 30, 2021	$1,747	$9,969	$25,020	$36,736
Adjustments:
Translation adjustments	—	—	(1,851)	(1,851)
Goodwill balance at January 29, 2022	1,747	9,969	23,169	34,885
Adjustments:
Translation adjustments	(26)	(5)	(577)	(608)
Goodwill balance at January 28, 2023	$1,721	$9,964	$22,592	$34,277
The Company had no accumulated impairment related to goodwill as of both January 28, 2023 and January 29, 2022.
From time-to-time, the Company may acquire certain retail locations from its wholesale partners which may result in the recognition of goodwill or other intangible assets.

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(7) Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities are summarized as follows (in thousands):

	Jan 28, 2023	Jan 29, 2022
Accrued compensation and benefits	$73,107	$79,212
Allowance for sales returns	35,670	38,419
Sales and use taxes, property taxes and other indirect taxes	32,154	29,949
Income taxes	19,049	14,540
Allowance for markdowns	17,530	19,014
Derivative liabilities	14,665	—
Deferred royalties and other revenue	12,719	12,852
Professional and legal fees	9,643	10,004
Construction costs	9,033	11,874
Loyalty programs	6,138	5,975
Other	33,330	31,343
	$263,038	$253,182

(8) Borrowings and Finance Lease Obligations
Borrowings and finance lease obligations are summarized as follows (in thousands):

	Jan 28, 2023	Jan 29, 2022
Term loans	$25,516	$48,253
Finance lease obligations	19,865	22,943
Mortgage debt	17,189	17,860
Borrowings under credit facilities	70,304	12,201
Other	3,427	3,092
	136,301	104,349
Less current installments	40,380	43,379
Long-term debt and finance lease obligations	$95,921	$60,970
Term Loans
The Company entered into term loans with certain banks, primarily in Europe, during fiscal 2021. These loans are primarily unsecured, have remaining terms of approximately two years and incur interest at annual rates ranging between 1.3% to 4.4%. As of January 28, 2023 and January 29, 2022, the Company had outstanding borrowings of $25.5 million and $48.3 million, respectively, under these borrowing arrangements.
Finance Lease Obligations
The Company leases its European distribution center in the Netherlands under a finance lease which primarily provides for monthly minimum lease payments through May 2027 with an effective interest rate of approximately 6%. The Company has also entered into finance leases for equipment used in its European distribution centers. As of January 28, 2023 and January 29, 2022, these finance lease obligations totaled $15.0 million and $19.6 million, respectively.
The Company also has smaller finance leases related primarily to computer hardware and software. As of January 28, 2023 and January 29, 2022, these finance obligations totaled $4.9 million and $3.4 million, respectively.
Mortgage Debt
During fiscal 2017, the Company entered into a ten-year $21.5 million real estate secured loan (the “Mortgage Debt”). The Mortgage Debt is secured by the Company’s U.S. distribution center based in Louisville, Kentucky and provides for monthly principal and interest payments based on a 25-year amortization schedule, with the remaining principal balance and any accrued and unpaid interest due at maturity. Outstanding principal

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
balances under the Mortgage Debt bear interest at the one-month LIBOR rate plus 1.5%. As of January 28, 2023, outstanding borrowings under the Mortgage Debt, net of debt issuance costs, were $17.2 million. At January 29, 2022, outstanding borrowings under the Mortgage Debt, net of debt issuance costs, were $17.9 million.
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
During fiscal 2017, the Company also entered into a separate interest rate swap agreement, designated as a cash flow hedge, that resulted in a swap fixed rate of approximately 3.06%. This interest rate swap agreement matures in January 2026 and converts the nature of the Mortgage Debt from LIBOR floating-rate debt to fixed-rate debt. The fair value of the interest rate swap was recorded as an asset of approximately $1.0 million as of January 28, 2023, and as a liability of approximately $0.1 million as of January 29, 2022, respectively.
Credit Facilities
Long-Term 2023 Credit Facility
On December 20, 2022, the Company amended and restated its senior secured asset-based revolving credit facility with Bank of America, N.A. and other lenders party thereto to extend the maturity date of the credit facility to December 20, 2027, among other changes (as amended, the “2023 Credit Facility”). The 2023 Credit Facility is subject to earlier maturity as of 60 days before the maturity date of the Company’s outstanding convertible notes if the notes have not been refinanced or converted into equity by that date and arrangements satisfactory to the Lenders for the refinancing or conversion of the notes have not been made.
The 2023 Credit Facility provides for a borrowing capacity in an amount up to $150 million, including a Canadian sub-facility up to $20 million, subject to a borrowing base. Based on applicable accounts receivable, inventory and eligible cash, subject to certain reserves, balances as of January 28, 2023, the Company could have borrowed up to $118 million under the 2023 Credit Facility. The 2023 Credit Facility has an option to expand the borrowing capacity by up to $150 million subject to certain terms and conditions, including the willingness of existing or new lenders to assume such increased amount. The 2023 Credit Facility is available for direct borrowings and the issuance of letters of credit, subject to certain letters of credit sublimits, and may be used for repayment of debt, working capital and other general corporate purposes.
All obligations under the 2023 Credit Facility are unconditionally guaranteed by the Company and the Company’s existing and future domestic and Canadian subsidiaries, subject to certain exceptions, and are secured by a first priority lien on substantially all of the assets of the Company and such domestic and Canadian subsidiaries, as applicable.
Direct borrowings under the 2023 Credit Facility made by the Company and its domestic subsidiaries bear interest at the U.S. base rate plus an applicable margin (varying from 0.25% to 0.75%) or at Term SOFR plus a spread adjustment plus an applicable margin (varying from 1.25% to 1.75%), provided that Term SOFR may not be less than zero. The U.S. base rate is based on the greater of (i) the U.S. prime rate, (ii) the federal funds rate, plus 0.5%, and (iii) Term SOFR plus a spread adjustment for a 30-day interest period, plus 1.0%, provided that the U.S. base rate may not be less than zero. Direct borrowings under the 2023 Credit Facility made by the Company’s Canadian subsidiaries bear interest at the Canadian prime rate plus an applicable margin (varying from 0.25% to 0.75%) or at the Canadian BA rate plus an applicable margin (varying from 1.25% to 1.75%), provided that the Canadian BA rate may not be less than zero. The Canadian rate is based on the greater of (i) the Canadian prime rate and (ii) the Canadian BA rate for a one-month interest period, plus 1.0%, provided that the Canadian prime rate may not be less than zero. The applicable margins are calculated quarterly and vary based on

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
the average daily availability of the aggregate borrowing base. The Company is also obligated to pay certain commitment, letter of credit and other fees customary for a credit facility of this size and type. As of January 28, 2023, the Company had $8.1 million in outstanding standby letters of credit, no outstanding documentary letters of credit, and no outstanding borrowings under the 2023 Credit Facility. As of January 29, 2022, the Company had $10.1 million in outstanding standby letters of credit, no outstanding documentary letters of credit, and no outstanding borrowings under the former credit facility.
The 2023 Credit Facility contains various annual sustainability key performance targets, the achievement of which would result in an adjustment to the interest margin ranging from a plus 5 basis points to a minus 5 basis points per year and the commitment fee ranging from a plus 1 basis point to a minus 1 basis point per year. The 2023 Credit Facility requires the Company to comply with a fixed charge coverage ratio on a trailing four-quarter basis if a default or an event of default occurs under the 2023 Credit Facility or availability under the 2023 Credit Facility falls below the greater of 10% of the aggregate borrowing base and $12.5 million. In addition, the 2023 Credit Facility contains customary covenants, including covenants that limit or restrict the Company and certain of its subsidiaries’ ability to: incur liens, incur indebtedness, make investments, dispose of assets, make certain restricted payments, merge or consolidate and enter into certain transactions with affiliates. Upon the occurrence of an event of default under the 2023 Credit Facility, the lenders may cease making loans, terminate the 2023 Credit Facility and declare all amounts outstanding to be immediately due and payable. The 2023 Credit Facility specifies a number of events of default (some of which are subject to applicable grace or cure periods), including, among other things, non-payment defaults, covenant defaults, cross-defaults to other material indebtedness, bankruptcy and insolvency defaults, and material judgment defaults. The 2023 Credit Facility allows for both secured and unsecured borrowings outside of the 2023 Credit Facility up to specified amounts.
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
The Credit Agreement contains various annual sustainability key performance targets, the achievement of which would result in an adjustment to the interest margin ranging from a plus 5 basis points to a minus 5 basis points per year. The Credit Agreement includes a financial covenant requiring a maximum leverage ratio of the guarantor and its subsidiaries. In addition, the Credit Agreement includes customary representations and warranties, affirmative and negative covenants and events of default. As of January 28, 2023, the Company had no outstanding standby letters of credit, no outstanding documentary letters of credit, $54.4 million outstanding borrowings and $217.4 million available for future borrowings under the 2022 Credit Facility. As of January 29, 2022, the Company had no outstanding borrowings, no outstanding documentary letters of credit, and $126.9 million available for future borrowings under the short-term committed borrowing agreements terminated in May 2022.

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Other Credit Facilities
The Company, through its Chinese subsidiary, maintains a short-term uncommitted bank borrowing agreement that provides for a borrowing capacity up to $30 million, primarily for working capital purposes. The Company had $14.0 million and $12.2 million in outstanding borrowings under this agreement as of January 28, 2023 and January 29, 2022, respectively.
The Company, through its Japanese subsidiary, maintains a short-term uncommitted bank borrowing agreement that provides for a borrowing capacity up to $3.9 million, primarily for working capital purposes. The Company had $1.9 million outstanding borrowings under this agreement as of January 28, 2023 and no outstanding borrowings as of January 29, 2022.
Other
From time-to-time, the Company will obtain other financing in foreign countries for working capital to finance its local operations.
Maturities of the Company’s debt and finance lease obligations as of January 28, 2023 are as follows (in thousands):

	Debt	Finance Lease	Total
Fiscal 2024	$33,696	$6,684	$40,380
Fiscal 2025	10,176	5,118	15,294
Fiscal 2026	3,115	4,627	7,742
Fiscal 2027	15,101	2,047	17,148
Fiscal 2028	54,381	567	54,948
Thereafter	—	822	822
Total principal payments	116,469	19,865	136,334
Less unamortized debt issuance costs	33	—	33
Total debt and finance lease obligations	$116,436	$19,865	$136,301
(9) Lease Accounting
The Company primarily leases its showrooms, advertising, licensing, sales and merchandising offices, remote distribution and warehousing facilities and retail and factory outlet store locations under operating lease agreements expiring on various dates through January 2039. The Company also leases some of its equipment as well as computer hardware and software under operating and finance lease agreements expiring on various dates through January 2028.
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
In addition to the amounts as disclosed below, the Company has estimated additional operating lease commitments of approximately $12.4 million for leases where the Company has not yet taken possession of the underlying asset as of January 28, 2023. As such, the related operating lease ROU assets and operating lease liabilities have not been recognized in the Company’s consolidated balance sheet as of January 28, 2023.

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The components of leases are as follows (in thousands):

	Jan 28, 2023	Jan 29, 2022
Assets			Balance Sheet Location
Operating	$636,148	$685,799	Operating right-of-use assets
Finance	19,055	21,898	Property and equipment, net
Total lease assets	$655,203	$707,697

Liabilities
Current:
Operating	$170,192	$195,516	Current portion of operating lease liabilities
Finance	6,684	5,806	Current portion of borrowings and finance lease obligations
Noncurrent:
Operating	528,236	582,757	Long-term operating lease liabilities
Finance	13,181	17,137	Long-term debt and finance lease obligations
Total lease liabilities	$718,293	$801,216

	Year Ended
	Jan 28, 2023	Jan 29, 2022	Jan 30, 2021
				Income Statement Location
Operating lease costs	$175,752	$181,888	$205,065	Cost of product sales
Operating lease costs	24,845	25,047	21,726	Selling, general and administrative expenses
Operating lease costs[1]	(2,267)	(259)	(2,801)	Net gains on lease modifications
Finance lease costs
Amortization of leased assets	81	55	49	Cost of product sales
Amortization of leased assets	6,177	5,525	3,834	Selling, general and administrative expenses
Interest on lease liabilities	965	1,462	1,237	Interest expense
Variable lease costs[2]	92,331	75,339	52,304	Cost of product sales
Variable lease costs[2]	3,335	2,175	1,795	Selling, general and administrative expenses
Short-term lease costs	351	366	694	Cost of product sales
Short-term lease costs	6,141	4,856	5,023	Selling, general and administrative expenses
Total lease costs	$307,711	$296,454	$288,926
______________________________________________________________________
1During fiscal 2023, fiscal 2022 and fiscal 2021 net gains on lease modifications related primarily to the early termination of lease agreements for certain of the Company’s retail locations. Operating lease costs for these retail locations prior to the early termination were included in cost of product sales.
2During fiscal 2023, fiscal 2022 and fiscal 2021 variable lease costs included certain rent concessions received by the Company, primarily in Europe, of approximately $5.2 million, $17.3 million and $33.1 million, respectively.

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Maturities of the Company’s operating and finance lease liabilities as of January 28, 2023 are as follows (in thousands):

	Operating Leases
	Non-Related Parties	Related Parties	Finance Leases	Total
Maturity of Lease Liabilities:
Fiscal 2024	$187,683	$7,843	$7,452	$202,978
Fiscal 2025	135,585	7,230	5,567	148,382
Fiscal 2026	103,192	6,837	5,113	115,142
Fiscal 2027	84,184	7,538	2,607	94,329
Fiscal 2028	64,350	7,705	790	72,845
Thereafter	160,557	20,803	—	181,360
Total lease payments	735,551	57,956	21,529	815,036
Less: Interest	81,596	13,483	1,664	96,743
Present value of lease liabilities	$653,955	$44,473	$19,865	$718,293
Other supplemental information is as follows (in thousands):

Jan 28, 2023
Lease Term and Discount Rate:
Weighted-average remaining lease term (years)
Operating leases	6.2 years
Finance leases	3.6 years
Weighted-average discount rate
Operating leases	4.2%
Finance leases	4.8%

	Year Ended
	Jan 28, 2023	Jan 29, 2022	Jan 30, 2021
Supplemental Cash Flow Information:
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$220,767	$225,652	$193,776
New operating ROU assets obtained in exchange for lease liabilities	$131,363	$156,102	$189,412
Impairment of ROU Assets
During fiscal 2023 and fiscal 2022, the Company recorded asset impairment charges of $0.1 million and $0.7 million, respectively, related to ROU assets at certain retail locations in Europe. During fiscal 2021, the Company recorded asset impairment charges of $45.4 million related primarily to ROU assets at certain retail locations in North America and Europe. The asset impairment charges were determined based on the excess of the carrying value over the fair value of the ROU assets. The Company uses market participant rents to calculate fair value of ROU assets. Refer to Note 1 for more information on the Company’s impairment testing.
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
The Notes are convertible in certain circumstances into cash, shares of the Company’s common stock, or a combination of cash and shares of the Company’s common stock, at the Company’s election, at an initial conversion rate of 38.7879 shares of common stock per $1,000 principal amount of Notes, which is equivalent to an initial conversion price of approximately $25.78 per share, subject to adjustment upon the occurrence of certain events. In accordance with the terms of the indenture governing the Notes, the Company has adjusted the conversion rate and the conversion price of the Notes for quarterly dividends exceeding $0.1125 per share (currently $25.08). Prior to November 15, 2023, the Notes are convertible only upon the occurrence of certain events and during certain periods, and thereafter, at any time until the close of business on the second scheduled trading day immediately preceding the maturity date of the Notes. Following certain corporate events described in the Indenture that occur prior to the maturity date, the conversion rate will be increased for a holder who elects to convert its Notes in connection with such corporate event in certain circumstances. The Notes are not redeemable prior to maturity, and no sinking fund is provided for the Notes. As of January 28, 2023, none of the conditions allowing holders of the Notes to convert had been met. The Company expects to settle the principal amount of the Notes in 2024 in cash and any excess in shares.
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
On January 30, 2022, the Company adopted new authoritative guidance which simplifies the accounting for convertible instruments and contracts in an entity’s own equity using the modified retrospective method. Prior to adoption, the Company separated the Notes into liability and equity components. The liability component was recorded at fair value. The equity component represented the difference between the proceeds from the issuance of the Notes and the fair value of the liability component. The excess of the principal amount of the liability component over its carrying amount (“debt discount”) was being amortized to interest expense using an effective interest rate of 6.8% over the term of the Notes. The equity component was not remeasured as long as it continued to meet the conditions for equity classification. During fiscal 2022, and fiscal 2021, the Company recorded $11.1 million and $10.4 million of interest expense related to the amortization of the debt discount, respectively. As a result of the adoption of the authoritative guidance on January 30, 2022, the Company derecognized the remaining unamortized debt discount on the Notes and recorded no interest expense related to the amortization of the debt discount during fiscal 2023.
Debt issuance costs related to the Notes were comprised of discounts and commissions payable to the initial purchasers of $3.8 million and third-party offering costs of approximately $1.5 million.
During fiscal 2023, fiscal 2022, and fiscal 2021, the Company recorded $0.8 million, $0.9 million and $0.9 million related to the amortization of debt issuance costs, respectively. Prior to adoption of the authoritative guidance on January 30, 2022, debt issuance costs attributable to the equity component were netted with the equity component in stockholders’ equity.

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The Notes consist of the following components at (in thousands):

	Jan 28, 2023	Jan 29, 2022
Liability component:
Principal	$300,000	$300,000
Unamortized debt discount[1]	—	(27,498)
Unamortized issuance costs	(1,069)	(1,907)
Net carrying amount	$298,931	$270,595

Equity component, net[2]	$(759)	$42,320
______________________________________________________________________
1Due to adoption of the authoritative guidance, unamortized debt discount was derecognized on January 30, 2022.
2As a result of adoption of the authoritative guidance on January 30, 2022, the equity component was eliminated and recorded as an adjustment to retained earnings. As of January 28, 2023, the balance is associated with convertible bond hedge issuance costs and deferred income taxes, which are not impacted by the adoption. As of January 29, 2022, the balance was included in paid-in capital within stockholders’ equity on the consolidated balance sheets and is net of debt issuance costs and deferred taxes.
As of January 28, 2023 and January 29, 2022, the fair value of the Notes, net of unamortized debt discount and issuance costs, was approximately $331.9 million and $303.1 million, respectively. The fair value of the Notes is determined based on inputs that are observable in the market and have been classified as Level 2 in the fair value hierarchy.
Convertible Bond Hedge and Warrant Transactions
In connection with the offering of the Notes, the Company entered into convertible note hedge transactions whereby the Company has the option to purchase a total of approximately 11.6 million shares of its common stock at a price of approximately $25.78 per share, in each case subject to adjustment in certain circumstances. The total cost of the convertible note hedge transactions was $61.0 million. In addition, the Company sold warrants whereby the holders of the warrants have the option to purchase a total of approximately 11.6 million shares of the Company’s common stock at an initial price of $46.88 per share. Both the number of shares underlying the convertible note hedges and warrants and the strike price of the instruments are subject to customary adjustments. In accordance with the terms of the convertible note hedge confirmations and warrant confirmations, respectively, the Company has adjusted the strike prices with respect to the convertible note hedges and the warrants for quarterly dividends exceeding $0.1125 per share (currently $45.59). The Company received $28.1 million in cash proceeds from the sale of these warrants. Taken together, the purchase of the convertible note hedges and sale of the warrants are intended to offset dilution from the conversion of the Notes by effectively increasing the overall conversion price from $25.78 per share to $46.88 per share. The warrant transaction may have a dilutive effect with respect to the Company’s common stock to the extent the market price per share of the Company’s common stock exceeds the strike price of the warrants. As these transactions meet certain accounting criteria, the convertible note hedges and warrants are recorded in stockholders’ equity, are not accounted for as derivatives and are not remeasured each reporting period.
As of January 28, 2023, the Company had no deferred income tax liability in connection with the debt discount. As of January 29, 2022, the Company had a deferred income tax liability of $6.2 million, in connection with the debt discount associated with the Notes. As of January 28, 2023 and January 29, 2022, the Company had a deferred income tax asset of $3.9 million and $6.9 million in connection with the convertible note hedge transaction, respectively. The net deferred income tax impact was included in deferred income tax assets on the Company’s consolidated balance sheets. Refer to Note 2 for the impact of the accounting change on the Notes.

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(11) Stockholders’ Equity
Dividends
The following sets forth the cash dividend declared per share:

	Year Ended
	Jan 28, 2023	Jan 29, 2022	Jan 30, 2021
Cash dividend declared per share	$0.9000	$0.5625	$0.2250
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
Accumulated Other Comprehensive Income (Loss)
The changes in accumulated other comprehensive income (loss), net of related income taxes, are (in thousands):

	Foreign Currency Translation Adjustment	Derivative Financial Instruments Designated as Cash Flow Hedges	Defined Benefit Plans	Total
Balance at February 1, 2020	$(137,289)	$6,300	$(8,921)	$(139,910)
Gains (losses) arising during the period	31,319	(5,709)	(1,203)	24,407
Reclassification to net loss for (gains) losses realized	—	(5,467)	295	(5,172)
Net other comprehensive income (loss)	31,319	(11,176)	(908)	19,235
Balance at January 30, 2021	$(105,970)	$(4,876)	$(9,829)	$(120,675)
Gains (losses) arising during the period	(29,891)	10,121	2,550	(17,220)
Reclassification to net earnings for losses realized	—	2,035	311	2,346
Net other comprehensive income (loss)	(29,891)	12,156	2,861	(14,874)
Balance at January 29, 2022	$(135,861)	$7,280	$(6,968)	$(135,549)
Gains arising during the period	6,693	47	3,177	9,917
Reclassification to net earnings for (gains) losses realized	—	(8,911)	470	(8,441)
Net other comprehensive income (loss)	6,693	(8,864)	3,647	1,476
Balance at January 28, 2023	$(129,168)	$(1,584)	$(3,321)	$(134,073)

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Details on reclassifications out of accumulated other comprehensive income (loss) to net earnings (loss) are as follows (in thousands):

	Year Ended			Location of (Gain) Loss Reclassified from Accumulated OCI into Earnings (Loss)
	Jan 28, 2023	Jan 29, 2022	Jan 30, 2021
Derivative financial instruments designated as cash flow hedges:
Foreign exchange currency contracts	$(9,988)	$2,051	$(6,298)	Cost of product sales
Interest rate swap	(28)	272	181	Interest expense
Less income tax effect	1,105	(288)	650	Income tax expense
	(8,911)	2,035	(5,467)
Defined benefit plans:
Net actuarial loss amortization	615	420	397	Other expense
Prior service credit amortization	(90)	(67)	(66)	Other expense
Less income tax effect	(55)	(42)	(36)	Income tax expense
	470	311	295
Total reclassifications to net earnings (loss) for (gains) losses realized during the period	$(8,441)	$2,346	$(5,172)
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
The intra-entity transfer of intellectual property rights resulted in a U.S. income tax expense of approximately $103 million. The U.S. income tax expense generated by this intercompany transfer of intellectual property was substantially offset by the benefit recorded as a result of the recognition of a deferred income tax asset in the Swiss subsidiary of approximately $98 million. The net impact to the Company’s income tax expense for this transaction was approximately $5.1 million.
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
Changes in Income Tax Law
On March 27, 2020, the U.S. government enacted the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) to provide economic relief from the COVID-19 pandemic. Among other provisions, the CARES Act allows for a full offset of taxable income in a five-year carryback period for net operating losses, which will reduce current period income tax expense and may result in a refund of previously paid income tax amounts at higher historical income tax rates. For fiscal 2021, the Company recognized an income tax benefit of $0.9 million related to the CARES Act.

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
During calendar 2019, Switzerland implemented income tax reform (“Swiss tax reform”) that was effective as of January 1, 2020. The Swiss tax reform eliminates certain preferential income tax treatments and includes transitional relief measures which provides for future income tax deductions. During the fourth quarter of fiscal 2020, the Company recognized a one-time income tax benefit of approximately $8.1 million, excluding a $2.3 million reserve for uncertain income tax positions, related primarily to the recognition of a deferred income tax asset associated with the estimated value of an income tax basis step-up of the Company’s Switzerland subsidiary’s assets.
Income Tax Settlement
In connection with an income tax audit in Italy, the Italian tax authority indicated it believed certain dividend distributions made in fiscal years 2015 and 2016 from the Company’s Italian subsidiaries to their European parent holding company should be subject to withholding taxes in Italy. While the Company disagreed with the position of the Italian tax authority and was prepared to vigorously defend itself in this matter, the Company continued to work with the Italian tax authority in an attempt to resolve the dispute through standard tax resolution processes. In December 2019, to avoid a potentially long and costly litigation process, the Company reached an agreement with the Italian tax authority to settle the matter for €9.9 million ($11.1 million as of December 2019) (including interest), to be paid in 16 equal quarterly installments starting in December 2019. As a result of the agreement, the Company recorded a charge to income tax expense of €7.0 million ($7.8 million as of fiscal 2020) (net of related offsets in other income tax jurisdictions) during the fourth quarter of fiscal 2020. As of January 28, 2023, the Company had recorded €2.5 million ($2.7 million) in other current liabilities in the accompanying consolidated balance sheets. As of January 29, 2022, the Company had recorded €2.5 million ($2.8 million) and €2.5 million ($2.8 million) in accrued expenses and other long-term liabilities, respectively, in the accompanying consolidated balance sheets.
Income Tax Expense
Income tax expense (benefit) is summarized as follows (in thousands):

	Year Ended
	Jan 28, 2023	Jan 29, 2022	Jan 30, 2021
Federal:
Current	$8	$149,811	$(2,390)
Deferred	10,577	9,859	(5,274)
State:
Current	(1,963)	10,433	248
Deferred	85	2,443	(598)
Foreign:
Current	28,844	13,592	8,285
Deferred	(1,049)	(112,458)	(6,609)
Total	$36,502	$73,680	$(6,338)

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Actual income tax expense (benefit) differs from expected income tax expense (benefit) obtained by applying the statutory federal income tax rate to earnings before income taxes as follows:

	Year Ended
	Jan 28, 2023	Jan 29, 2022	Jan 30, 2021
Computed “expected” tax rate	21.0%	21.0%	21.0%
State taxes, net of federal benefit	1.1%	1.6%	1.2%
Unrecognized tax liabilities (benefits)	2.5%	(0.6%)	(6.6%)
GILTI	2.4%	0.6%	—%
Non-deductible permanent differences	1.6%	0.6%	0.4%
Tax Reform - repatriation tax adjustment	0.4%	0.2%	—%
Subpart F Income	—%	4.5%	—%
Non-deductible participation loss	—%	1.8%	3.6%
Intra-entity intellectual property transfer tax rate difference[1]	—%	1.6%	—%
SERP/TOLI	—%	(0.1%)	1.9%
Foreign derived intangible income[2]	—%	(1.5%)	—%
Share-based compensation	(0.2%)	(0.4%)	1.8%
Prior year income tax adjustments	(1.2%)	0.4%	1.3%
Valuation reserve[3]	(4.0%)	0.7%	(26.9%)
Non-U.S. tax expense (benefit) versus U.S. federal statutory tax rate[4]	(4.8%)	(2.4%)	9.1%
Other, net	(0.4%)	1.0%	0.5%
Effective income tax rate	18.4%	29.0%	7.3%
______________________________________________________________________
1During fiscal 2022, the Company completed an intra-entity transfer of intellectual property rights from a U.S. entity to a wholly-owned Swiss subsidiary, resulting in an income tax rate difference of $4.0 million as of January 29, 2022. As of January 28, 2023, the updated rate difference is $5.1 million.
2During fiscal 2022, the Company recognized an additional foreign-derived intangible income tax benefits of $37.0 million related to the intra-entity transfer of intellectual property rights.
3Amounts relate primarily to the release of the valuation reserve offset by valuation reserves on net operating losses, other deferred income tax assets arising during the respective period jurisdictions where there have been cumulative net operating losses, limiting the Company’s ability to consider other subjective evidence to continue to recognize the existing deferred income tax assets.
4The jurisdictional location of pre-tax income (loss) may represent a significant component of the Company’s effective income tax rate as earnings (loss) in foreign jurisdictions are taxed at rates different from the U.S. statutory income tax rate. These amounts exclude the impact of net changes in valuation allowances, audit and other adjustments related to the Company’s non-U.S. operations, as they are reported separately in the appropriate corresponding line items.

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Total income tax expense (benefit) is allocated as follows (in thousands):

	Year Ended
	Jan 28, 2023	Jan 29, 2022	Jan 30, 2021
Operations	$36,502	$73,680	$(6,338)
Stockholders’ equity	450	2,264	(1,534)
Convertible debt	(6,207)	—	—
Total income tax expense (benefit)	$30,745	$75,944	$(7,872)

The income tax effects of the components of other comprehensive income (loss) are allocated as follows (in thousands):

	Year Ended
	Jan 28, 2023	Jan 29, 2022	Jan 30, 2021
Derivative financial instruments designated as cash flow hedges	$(945)	$1,627	$(1,387)
Defined benefit plans	1,395	637	(147)
Total income tax expense (benefit)	$450	$2,264	$(1,534)
Total earnings (loss) before income tax expense (benefit) and noncontrolling interests are comprised as follows (in thousands):

	Year Ended
	Jan 28, 2023	Jan 29, 2022	Jan 30, 2021
Domestic operations	$45,317	$141,920	$(27,984)
Foreign operations	152,729	111,809	(59,095)
Earnings (loss) before income tax expense (benefit) and noncontrolling interests	$198,046	$253,729	$(87,079)

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Deferred Income Taxes
The income tax effects of temporary differences that give rise to significant portions of deferred income tax assets and liabilities are as follows (in thousands):

	Jan 28, 2023	Jan 29, 2022
Deferred income tax assets:
Operating lease liabilities	$156,234	$169,771
Intangible assets	95,119	109,887
Net operating losses	45,384	38,583
Defined benefit plans	10,186	11,762
Deferred compensation	7,177	7,632
Deferred income	5,076	5,771
Inventory valuation	4,025	1,679
Convertible senior notes hedge transactions	3,919	6,884
Goodwill amortization	2,019	4,657
Sales return and other reserves	1,615	2,710
Account receivable reserve	1,454	1,780
Lease incentives	1,438	1,918
Accrued bonus	1,046	2,575
Uniform capitalization	919	1,004
Excess of financial accounting over tax depreciation/amortization	649	1,784
Other, net	13,449	13,826
Total deferred income tax assets	349,709	382,223
Deferred income tax liabilities:
Operating right-of-use assets	(146,243)	(155,618)
Convertible senior notes debt discount	—	(6,207)
Valuation allowances	(45,063)	(55,278)
Net deferred income tax assets	$158,403	$165,120
Based on the historical earnings of the Company and projections of future taxable earnings in certain jurisdictions, management believes it is more likely than not that the results of operations will not generate sufficient taxable earnings to realize certain net deferred income tax assets. Therefore, the Company has recorded a valuation allowance of $45.1 million, which is a decrease of $10.2 million from the prior year.
As of January 28, 2023, certain of the Company’s operations had net operating loss carryforwards of $47.6 million (income tax effected, not net of uncertain income tax positions), including state/provincial net operating loss carryforwards. These are comprised of $8.5 million (income tax effected, not net of uncertain income tax positions) of net operating loss carryforwards with an unlimited carryforward life, $38.6 million (income tax effected, not net of uncertain income tax positions) of foreign net operating loss carryforwards expiring between fiscal 2024 and fiscal 2042 and $0.5 million (income tax effected) of state/provincial net operating loss carryforwards expiring starting fiscal 2024 and beyond. Based on the historical earnings of these operations, management believes it is more likely than not that some of the operations will not generate sufficient earnings to utilize these net operating losses. As of January 28, 2023 and January 29, 2022, the Company had a valuation allowance of $36.0 million and $39.8 million, respectively, related to its net operating loss carryforwards.
Unrecognized Income Tax Benefit
The Company and its subsidiaries are subject to U.S. federal and foreign income tax, as well as income tax of multiple state and foreign local jurisdictions. From time-to-time, the Company is subject to routine income and other audits on various income tax matters around the world in the ordinary course of business. As of January 28, 2023, no major income tax, and other, audits were ongoing.

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
A reconciliation of the beginning and ending amount of gross unrecognized income tax benefit (excluding interest and penalties) is as follows (in thousands):

	Year Ended
	Jan 28, 2023	Jan 29, 2022	Jan 30, 2021
Beginning balance	$51,736	$34,246	$29,183
Additions:
Income tax positions related to the prior year	3,954	280	110
Income tax positions related to the current year	454	21,616	8,204
Reductions:
Income tax positions related to the prior year	(70)	(2,405)	(3,251)
Income tax positions related to the current year	—	(2,001)	—
Foreign currency translation	—	—	—
Ending balance	$56,074	$51,736	$34,246
The amount of unrecognized income tax benefit as of January 28, 2023 and January 29, 2022 includes $34.9 million and $33.1 million (net of federal benefit on state issues), respectively, which, if ultimately recognized, may reduce our future annual effective income tax rate.
As of January 28, 2023 and January 29, 2022, the Company had $64.4 million and $57.5 million, respectively, of aggregate accruals for uncertain income tax positions, including penalties and interest. This includes an accrual of $19.9 million for the estimated transition tax (excluding interest) related to the 2017 Tax Cuts and Jobs Act (the “Tax Reform”) and $20.6 million for the intra-entity transfer of intellectual property rights from certain U.S. entities to a wholly-owned Swiss subsidiary, substantially offset by the related deferred income tax benefit recorded by the Swiss Subsidiary. The Company reviews and updates the estimates used in the accrual for uncertain income tax positions, as appropriate, as more definitive information or interpretations become available from income taxing authorities, and on the completion of income tax audits, the receipt of assessments, expiration of statutes of limitations, or occurrence of other events.
The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company included interest and penalties related to uncertain income tax positions of a $2.6 million, $0.2 million and $0.9 million in income tax expense for fiscal years 2023, 2022 and 2021, respectively. Total interest and penalties related to uncertain income tax positions was $8.4 million and $5.7 million at January 28, 2023 and January 29, 2022, respectively.
During the second quarter of fiscal 2021, the Company became aware of a foreign withholding income tax regulation that could be interpreted to apply to certain of its previous transactions. The Company currently does not expect its exposure, if any, will have a material impact on its consolidated financial position, results of operations or cash flows.
Indefinite Reinvestment Assertion
The Company has historically considered the undistributed earnings of its foreign subsidiaries to be indefinitely reinvested. As a result of the Tax Reform, the Company had a substantial amount of previously taxed earnings that could be distributed to the U.S. without additional U.S. taxation. As of January 28, 2023, the Company determined that approximately $37.8 million of such foreign earnings are not indefinitely reinvested. The incremental tax cost to repatriate these earnings to the U.S. is immaterial. The Company intends to indefinitely reinvest the remaining earnings from the Company’s foreign subsidiaries for which a deferred income tax liability has not already been recorded. The Company continues to evaluate its plans for reinvestment or repatriation of unremitted foreign earnings and regularly reviews its cash positions and determination of indefinite reinvestment of foreign earnings. If the Company determines that all or a portion of such foreign earnings are no longer indefinitely reinvested, the Company may be subject to additional foreign withholding taxes and U.S. state income taxes, beyond the one-time transition tax.

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
As a non-qualified pension plan, no dedicated funding of the SERP is required; however, the Company has made periodic payments into insurance policies held in a rabbi trust to fund the expected obligations arising under the non-qualified SERP. The amount of any future payments into the insurance policies, if any, may vary depending on investment performance of the trust. The cash surrender values of the insurance policies were $64.4 million and $70.9 million as of January 28, 2023 and January 29, 2022, respectively, and were included in other assets in the Company’s consolidated balance sheets. As a result of changes in the value of the insurance policy investments, the Company recorded unrealized gains (losses) of $(5.7) million, $0.6 million and $6.1 million in other income (expense) during fiscal 2023, fiscal 2022 and fiscal 2021, respectively. During fiscal 2023, the Company also recorded gains of $1.1 million in other income resulting from payout on the insurance policies.
The Company assumed a discount rate of approximately 4.5% and 2.8% for the years ended January 28, 2023 and January 29, 2022, respectively, as part of the actuarial valuation performed to calculate the projected benefit obligation, based on the timing of cash flows expected to be made in the future to the participants, applied to high quality yield curves. The Company also considers recent updates to the mortality tables and mortality improvement scale published by the Society of Actuaries in developing its best estimate of the expected mortality rates for its plan participants.
Aggregate benefits projected to be paid in the next five fiscal years are approximately $1.9 million in fiscal 2024, $1.9 million in fiscal 2025, $3.8 million in fiscal 2026, $3.8 million in fiscal 2027 and $3.7 million in fiscal 2028. Aggregate benefits projected to be paid in the five fiscal years following fiscal 2028 amount to $17.7 million.
Foreign Pension Plans
In certain foreign jurisdictions, primarily in Switzerland, the Company is required to guarantee the returns on Company sponsored defined contribution plans in accordance with local regulations. These plans are typically government-mandated defined contribution plans that provide employees with a minimum investment return, and as such, are treated under pension accounting in accordance with authoritative guidance. The minimum investment return for our Swiss pension plan was 1.0% during calendar 2022 and calendar 2021. Under the Swiss pension plan, both the Company and certain of its employees with annual earnings in excess of government determined amounts are required to make contributions into a fund managed by an independent investment fiduciary. The

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Company’s contributions must be made in an amount at least equal to the employee’s contribution. Minimum employee contributions are based on the respective employee’s age, salary and gender.
As of January 28, 2023 and January 29, 2022, actuarial assumptions used by the Company to calculate the projected benefit obligation and the fair value of the plans assets related to its Swiss pension plan included discount rates of 1.70% and 0.35%, respectively, and expected returns on plan assets of 1.70% and 0.65%, respectively.
The components of net periodic defined benefit pension cost to accumulated other comprehensive income (loss) related to the Company’s defined benefit plans are as follows (in thousands):

	SERP	Foreign Pension Plans	Total
	Year Ended January 28, 2023
Service cost	$—	$3,008	$3,008
Interest cost	1,333	221	1,554
Expected return on plan assets	—	(271)	(271)
Net amortization of unrecognized prior service credit	—	(90)	(90)
Net amortization of actuarial losses	17	598	615
Net periodic defined benefit pension cost	$1,350	$3,466	$4,816

Unrecognized prior service credit charged to comprehensive income (loss)	$—	$(90)	$(90)
Unrecognized net actuarial loss charged to comprehensive income (loss)	17	598	615
Net actuarial gains (losses)	6,649	(2,759)	3,890
Foreign currency and other adjustments	—	627	627
Related tax impact	(1,547)	152	(1,395)
Total periodic defined benefit pension cost and other charges to other comprehensive income (loss) and accumulated other comprehensive income (loss)	$5,119	$(1,472)	$3,647

	Year Ended January 29, 2022
Service cost	$—	$3,142	$3,142
Interest cost	1,155	74	1,229
Expected return on plan assets	—	(206)	(206)
Net amortization of unrecognized prior service credit	—	(67)	(67)
Net amortization of actuarial losses	81	339	420
Net periodic defined benefit pension cost	$1,236	$3,282	$4,518

Unrecognized prior service credit charged to comprehensive income (loss)	$—	$(67)	$(67)
Unrecognized net actuarial loss charged to comprehensive income (loss)	81	339	420
Net actuarial gains	2,067	738	2,805
Foreign currency and other adjustments	—	340	340
Related tax impact	(496)	(141)	(637)
Total periodic defined benefit pension cost and other charges to other comprehensive income (loss) and accumulated other comprehensive income (loss)	$1,652	$1,209	$2,861

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	SERP	Foreign Pension Plans	Total
	Year Ended January 30, 2021
Service cost	$—	$3,155	$3,155
Interest cost	1,277	32	1,309
Expected return on plan assets	—	(186)	(186)
Net amortization of unrecognized prior service credit	—	(66)	(66)
Net amortization of actuarial losses	40	357	397
Net periodic defined benefit pension cost	$1,317	$3,292	$4,609

Unrecognized prior service credit charged to comprehensive income (loss)	$—	$(66)	$(66)
Unrecognized net actuarial loss charged to comprehensive income (loss)	40	357	397
Net actuarial losses	(767)	(236)	(1,003)
Foreign currency and other adjustments	—	(383)	(383)
Related tax impact	168	(21)	147
Total periodic defined benefit pension cost and other charges to other comprehensive income (loss) and accumulated other comprehensive income (loss)	$(559)	$(349)	$(908)
Included in accumulated other comprehensive income (loss), before income tax, are the following amounts that have not yet been recognized in net periodic defined benefit pension cost as follows (in thousands):

	Jan 28, 2023			Jan 29, 2022
	SERP	Foreign Pension Plans	Total	SERP	Foreign Pension Plans	Total
Unrecognized prior service credit	$—	$(815)	$(815)	$—	$(227)	$(227)
Unrecognized net actuarial loss	(2,118)	6,283	4,165	4,550	4,071	8,621
Total included in accumulated other comprehensive loss	$(2,118)	$5,468	$3,350	$4,550	$3,844	$8,394
The following summarizes the funded status of the Company’s defined benefit plans and the amounts recognized in the Company’s consolidated balance sheets are as follows (in thousands):

	Jan 28, 2023			Jan 29, 2022
	SERP	Foreign Pension Plans	Total	SERP	Foreign Pension Plans	Total
Projected benefit obligation	$(42,367)	$(47,366)	$(89,733)	$(49,431)	$(42,740)	$(92,171)
Plan assets at fair value[1]	—	41,193	41,193	—	38,015	38,015
Net liability[2]	$(42,367)	$(6,173)	$(48,540)	$(49,431)	$(4,725)	$(54,156)
______________________________________________________________________
1The SERP is a non-qualified pension plan and hence the insurance policies are not considered to be plan assets. Accordingly, the table above does not include the insurance policies with cash surrender values of $64.4 million and $70.9 million as of January 28, 2023 and January 29, 2022, respectively.
2The net liability was included in accrued expenses and other long-term liabilities in the Company’s consolidated balance sheets depending on the expected timing of payments.

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
A reconciliation of the changes in the projected benefit obligation is as follows (in thousands):

	SERP	Foreign Pension Plans	Total
Balance at January 30, 2021	$52,268	$41,461	$93,729
Service cost	—	3,142	3,142
Interest cost	1,155	74	1,229
Actuarial gains	(2,085)	(497)	(2,582)
Contributions by plan participants	—	3,764	3,764
Payments	(1,907)	(3,104)	(5,011)
Foreign currency and other adjustments	—	(2,100)	(2,100)
Balance at January 29, 2022	$49,431	$42,740	$92,171
Service cost	—	3,008	3,008
Interest cost	1,333	221	1,554
Actuarial (gains) losses	(6,649)	2,994	(3,655)
Contributions by plan participants	—	2,622	2,622
Payments	(1,748)	(3,905)	(5,653)
Foreign currency and other adjustments	—	(314)	(314)
Balance at January 28, 2023	$42,367	$47,366	$89,733
The SERP is a non-qualified pension plan and hence the insurance policies are not considered to be plan assets. Accordingly, the table below does not include the insurance policies with cash surrender values of $64.4 million and $70.9 million as of January 28, 2023 and January 29, 2022, respectively. A reconciliation of the changes in plan assets for the Company’s foreign pension plans is as follows (in thousands):

Plan Assets
Balance at January 30, 2021	$35,015
Actual return on plan assets	447
Contributions by employer	3,582
Contributions by plan participants	3,764
Payments	(3,104)
Foreign currency and other adjustments	(1,689)
Balance at January 29, 2022	$38,015
Actual return on plan assets	506
Contributions by employer	3,645
Contributions by plan participants	2,622
Payments	(3,905)
Foreign currency and other adjustments	310
Balance at January 28, 2023	$41,193
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
Leases
The Company leases warehouse and administrative facilities, including the Company’s North American corporate headquarters in Los Angeles, California, from partnerships affiliated with the Marciano Entities and certain of their affiliates. There were four of these leases in effect as of January 28, 2023 with expiration or option exercise dates ranging from calendar years 2023 to 2030.

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Aggregate lease costs recorded under the four related party leases for fiscal 2023, fiscal 2022 and fiscal 2021 were $8.9 million, $8.5 million and $6.3 million, respectively. The Company believes that the terms of the related party leases are no less favorable to the Company than would have been available from unaffiliated third parties. Refer to Note 9 for more information on lease commitments.
Aircraft Arrangements
The Company periodically charters aircraft owned by the Marciano Entities through informal arrangements with the Marciano Entities and independent third-party management companies contracted by such Marciano Entities to manage their aircraft. The Company believes that the terms of the charter arrangements are no less favorable to the Company than would have been available from unaffiliated third parties. The total fees paid under these arrangements for fiscal 2023, fiscal 2022 and fiscal 2021 were approximately $3.1 million, $3.5 million and $2.8 million, respectively.
Minority Investment
The Company owns a 30% interest in a privately-held men’s footwear company (the “Footwear Company”) in which the Marciano Entities own a 45% interest. In fiscal 2021, the Company provided the Footwear Company with a revolving credit facility for $2.0 million, which provides for an annual interest rate of 2.75% and matures in November 2023. As of January 28, 2023 and January 29, 2022, the Company had a note receivable of $0.4 million and $0.2 million, respectively, included in other assets in its consolidated balance sheet related to outstanding borrowings by the Footwear Company under this revolving credit facility.
In May 2022, the Company entered into a Fulfillment Services Agreement with the Footwear Company under which the Company will provide certain fulfillment services for the Footwear Company’s U.S. wholesale and e-commerce businesses from the Company’s U.S distribution center on a cost-plus 5% basis. The Footwear Company also pays rent to the Company for the use of a small office space in the Company’s U.S. headquarters. In June 2022, the Company (through a wholly-owned Swiss subsidiary) entered into a Distributorship Agreement with the Footwear Company under which the Company was designated as the exclusive distributor (excluding e-commerce) for the Footwear Company in the European Union and other specified countries. The Distributorship Agreement provides for (i) the Company to receive a 35% discount from the Footwear Company’s wholesale prices, (ii) no minimum sales requirements or advertising spending requirements for the Company; (iii) an initial 15 month term with annual renewals thereafter, and (iv) other standard terms and conditions for similar arrangements. During fiscal 2023, there were less than $5,000 in fees received with respect to the U.S. fulfillment services, approximately $17,000 in fees received with respect to office rent and less than $5,000 in amounts paid related to the distributorship arrangements.
Vendor Purchases
The Company purchases faux fur products from a privately-held fashion accessories company (the “Fashion Company”). Mr. Maurice Marciano, Mr. Paul Marciano and Mr. Carlos Alberini own on a combined basis 20% of the outstanding common equity interests in the Fashion Company (with the Marcianos jointly owning 16% and Mr. Alberini owning 4%). The total payments made by the Company to the Fashion Company were approximately $6.8 million, $4.5 million and $2.8 million during fiscal 2023, fiscal 2022 and fiscal 2021, respectively. The Company believes that the price paid by the Company for the Fashion Company’s products and the terms of the transactions between the Company and the Fashion Company have not been affected by this passive investment of Messrs. Marcianos and Mr. Alberini in the Fashion Company.
(15) Commitments and Contingencies
Purchase Commitments
Inventory purchase commitments as of January 28, 2023 were $303.3 million. These purchase commitments can be impacted by various factors, including the scheduling of market weeks, the timing of issuing orders, the timing of the shipment of orders and currency fluctuations.

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
Investment Commitments
As of January 28, 2023, the Company had an unfunded commitment to invest €11.0 million ($11.9 million) in a private equity fund. Refer to Note 20 for further information.
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
The Company has received customs tax assessment notices from the Italian Customs Agency (“ICA”) regarding its customs tax audit of one of the Company’s European subsidiaries for the period from July 2010 through December 2012. Such assessments totaled €9.8 million ($10.7 million), including potential penalties and interest. The Company strongly disagreed with the ICA’s positions and therefore filed appeals with the Milan First Degree Tax Court (“MFDTC”). Those appeals were split into a number of different cases that were then heard by different sections of the MFDTC. The MFDTC ruled in favor of the Company on all of these appeals. The ICA subsequently appealed €9.7 million ($10.5 million) of these favorable MFDTC judgments with the Appeals Court. To date, €8.5 million ($9.2 million) have been decided in favor of the Company and €1.2 million ($1.3 million) have been decided in favor of the ICA. The Company believes that the unfavorable Appeals Court ruling is incorrect and inconsistent with the prior rulings on similar matters by both the MFDTC and other judges within the Appeals Court, and has appealed the decision to the Supreme Court. The ICA has appealed most of the favorable Appeals Court rulings to the Supreme Court. To date, of the cases that have been appealed to the Supreme Court, €0.4 million ($0.4 million) have been decided in favor of the Company based on the merits of the case and €1.1 million ($1.2 million) have been remanded back to the lower court for further consideration. There can be no assurances the Company will be successful in the remaining appeals. It also continues to be possible that the Company will receive similar or even larger assessments for periods subsequent to December 2012 or other claims or charges related to the matter in the future. Although the Company believes that it has a strong position and will continue to vigorously defend this matter, it is unable to predict with certainty whether or not these efforts will ultimately be successful or whether the outcome will have a material impact on the Company’s consolidated financial position, results of operations or cash flows.
On January 11, 2022, Legion Partners Holdings, LLC (“Legion”), a stockholder of Guess common stock, sent two letters to the Board of Directors of Guess (the “Board”). One letter sought books and records pursuant to Section 220 of the Delaware General Corporation Law (the “220 Demand”) to purportedly investigate potential breaches of fiduciary duties by the Board in connection with the Board’s renomination of Mr. Maurice Marciano to the Board and certain related party transactions. The second letter demanded that the Board take action to cause the Company to investigate and commence legal proceedings for breach of fiduciary duty claims the Company may have in connection with alleged misconduct of Mr. Paul Marciano, the Board’s oversight of and response to such alleged misconduct, and the Board’s review and approval of certain related-party transactions (the “Litigation Demand”). On January 31, 2022, the Company responded to both letters informing Legion that the Company was reviewing the formation of a committee in response to the Litigation Demand and detailing the deficiencies with the 220 Demand under Delaware law, including that Legion failed to state a proper purpose and that the scope of Legion’s requested books and records was overbroad. The Company subsequently formed a

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Demand Review Committee (the “DRC”), which is engaged in an ongoing review of the matters detailed in the Litigation Demand.
On April 14, 2022, the Employees Retirement System of Rhode Island (“ERSRI”), a stockholder of Guess common stock, sent a letter to the Company seeking books and records pursuant to Section 220 of the Delaware General Corporation Law to purportedly investigate potential breaches of fiduciary duties by the Board in connection with alleged misconduct of Mr. Paul Marciano, the Board’s oversight of and response to such alleged misconduct, and the Board’s review and approval of certain related-party transactions. The Company responded to the letter on April 19, 2022, negotiated a Confidentiality Agreement, and has completed its production of books and records to ERSRI.
On September 19, 2022, ERSRI filed a stockholder derivative lawsuit styled Employees Retirement System of Rhode Island, derivatively on behalf of Guess?, Inc. v. Paul Marciano, et al., in the Court of Chancery of the State of Delaware against the Company, as the nominal defendant, Mr. Paul Marciano and other members of the Board, alleging breach of fiduciary duties relating to the continued service of Mr. Paul Marciano as a director of the Board and as the Company’s Chief Creative Officer following prior allegations of improper conduct by him relating to the treatment of models and other women. ERSRI did not make a demand on the Board before instituting the lawsuit and alleges such demand would have been futile. On October 28, 2022, ERSRI amended the complaint to include an additional basis for alleging demand futility. ERSRI seeks monetary damages and possible injunctive relief.
On February 16, 2023, Legion filed a stockholder derivative lawsuit styled Legion Partners Holdings, LLC, derivatively on behalf of Guess?, Inc. v. Paul Marciano, et al. in the Court of Chancery of the State of Delaware against the Company, as the nominal defendant, Mr. Paul Marciano and other members of the Board, alleging breach of fiduciary duties relating to the continued service of Mr. Paul Marciano to the Company following the prior allegations described in the ERSRI stockholder derivative lawsuit. Legion seeks monetary damages and possible injunctive relief.
On January 6, 2023, the Company received a letter from an attorney asserting a claim under the Trafficking Victims Protection Act based on allegations that a former model for the Company was treated improperly by Mr. Paul Marciano, a director of the Company and the Company’s Chief Creative Officer now and at the time of the allegations, and Mr. Maurice Marciano, now a director of the Company who was a director of the Company and non-Executive Chairman of the Board of Directors at the time of the allegations. The letter was from the same attorney that had represented several other individuals who made prior allegations of improper conduct by Mr. Paul Marciano, all of which have been previously resolved. Though no complaint was filed with respect to the allegations in the January 2023 letter and Mr. Paul Marciano, Mr. Maurice Marciano and the Company disputed each of those allegations fully, in order to avoid the cost of litigation and without admitting liability or fault, the Company, Mr. Paul Marciano and Mr. Maurice Marciano entered into a settlement agreement with the individual referenced in the January 2023 letter, resolving the claim for $75,000 in February 2023.
Redeemable Noncontrolling Interests
The Company is party to a put arrangement with respect to the common securities that represent the remaining noncontrolling interest for its majority-owned subsidiary, Guess Brasil Comércio e Distribuição S.A. (“Guess Brazil”). The put arrangement for Guess Brazil, representing 40% of the total outstanding equity interest of that subsidiary, may be exercised at the discretion of the noncontrolling interest holder by providing written notice to the Company every third anniversary beginning in March 2019, subject to certain time restrictions. The redemption value of the Guess Brazil put arrangement is based on a multiple of Guess Brazil’s earnings before interest, taxes, depreciation and amortization subject to certain adjustments and is classified as a redeemable noncontrolling interest outside of permanent equity in the Company’s consolidated balance sheet. The carrying value of the redeemable noncontrolling interest related to Guess Brazil was $0.5 million and $0.4 million as of January 28, 2023 and January 29, 2022, respectively.
The Company (through a wholly-owned European subsidiary) is also party to a put arrangement with respect to the securities that represent the remaining noncontrolling interest for its majority-owned Russian subsidiary, Guess? CIS, LLC (“Guess CIS”), which was established through a majority-owned joint venture

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
during fiscal 2016. The put arrangement for Guess CIS (the “Put Option”), representing 30% of the total outstanding equity interest of that subsidiary, may be exercised at the sole discretion of the noncontrolling interest holder (the “Minority Holder”) by providing written notice to the Company through December 31, 2025. The redemption value of the Put Option is based on a multiple of Guess CIS’s earnings before interest, taxes, depreciation and amortization subject to certain adjustments and is classified as a redeemable noncontrolling interest outside of permanent equity in the Company’s consolidated balance sheet. The carrying value of the redeemable noncontrolling interest related to Guess CIS was €8.0 million and €8.1 million as of January 28, 2023 and January 29, 2022, respectively.
In November 2022, the Minority Holder exercised the Put Option, triggering a contractual obligation for the Company to purchase the Minority Holder’s 30% interest in Guess CIS. Following a comprehensive review of the various economic sanctions imposed by the United States and European governments with respect to Russia, and obtaining guidance from the U.S. Department of the Treasury’s Office of Foreign Assets Control (“OFAC”), the Company determined that its acquisition of the Minority Holder’s 30% interest in Guess CIS pursuant to the Company’s pre-sanctions contractual obligations to fulfill the Minority Holder’s exercise of the Put Option is not prohibited by current economic sanctions, including the U.S. ban on new investment in Russia. As such, the Company expects to fulfill its pre-sanctions contractual obligation to purchase the Minority Holder’s interest as required by the terms of the Guess CIS agreements.
Following the exercise of the Put Option by the Minority Holder, the Company and the Minority Holder entered into an agreement to proceed with the Company’s acquisition of the Minority Holder’s 30% interest in Guess CIS for a purchase price of €8.0 million, subject to the formal approval of the acquisition by the relevant Russian government commission and certain other customary conditions. The purchase is currently expected to be completed by the end of the second quarter of fiscal 2024.
The Company’s European subsidiary, Guess Europe SAGL has also counter guaranteed up to $900,000 of Guess CIS’s obligations under its local Russian guarantee line, as required by certain lease agreements.
The redeemable noncontrolling interests of the Guess Brazil and Guess CIS put arrangements are recorded at the greater of their carrying values, adjusted for their share of the allocation of income or loss, dividends and foreign currency translation adjustments, or redemption values. The Company had no redeemable noncontrolling interest redemption value adjustments during fiscal 2023 and fiscal 2021. During fiscal 2022, the Company recorded a redeemable noncontrolling interest redemption value adjustment of $5.7 million.
A reconciliation of the total carrying amount of redeemable noncontrolling interests is (in thousands):

	Year Ended
	Jan 28, 2023	Jan 29, 2022
Beginning balance	$9,500	$3,920
Redeemable noncontrolling interest redemption value adjustment	—	5,654
Foreign currency translation adjustment	(346)	(74)
Ending balance	$9,154	$9,500
(16) Savings Plans
The Company has established the Guess?, Inc. Savings Plan (the “Savings Plan”) under Section 401(k) of the Internal Revenue Code. Under the Savings Plan, employees (“associates”) may contribute up to 100% of their compensation per year subject to the elective limits as defined by IRS guidelines, and the Company may make matching contributions in amounts not to exceed 3.0% of the associates’ annual compensation. Investment selections consist of mutual funds and do not include any Company common stock. The Company’s contributions to the Savings Plan amounted to $2.0 million, $1.7 million and $1.4 million for fiscal 2023, fiscal 2022 and fiscal 2021, respectively.
Effective January 1, 2006, the Company adopted a Non-Qualified Deferred Compensation Plan (the “DCP”). Under the DCP, select employees who satisfy certain eligibility requirements and members of the Board of Directors may make annual irrevocable elections to defer a portion of their base compensation and/or bonuses.

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The deferred amounts and earnings thereon are payable to participants at specified future distribution dates, upon termination of employment, retirement, disability, death or change in control of the Company, in a lump sum or installments, pursuant to elections under the rules of the DCP. The participants to the DCP have an unsecured contractual commitment by the Company to pay the amounts due under the DCP. The deferred compensation liability as of January 28, 2023 and January 29, 2022 was $15.2 million and $15.8 million, respectively, and was included in accrued expenses and other long-term liabilities in the Company’s consolidated balance sheets depending on the expected timing of payments. The Company has purchased corporate-owned life insurance, which is held in a rabbi trust, to offset this liability. The assets held in the rabbi trust are not available for general corporate purposes except in the event of bankruptcy of the Company. As of January 28, 2023 and January 29, 2022, the long-term asset was $16.2 million and $16.6 million, respectively. All earnings and expenses of the rabbi trust are reported in the Company’s consolidated statements of income (loss) in other income (expense). The Company incurred unrealized losses of $0.4 million for fiscal 2023 related to the change in the value of the insurance policy investments. The Company incurred unrealized gains of $0.8 million and $1.8 million, for fiscal 2022 and 2021, respectively, related to the change in the value of the insurance policy investments.
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

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Segment information is summarized as follows (in thousands):

	Year Ended
	Jan 28, 2023[1]	Jan 29, 2022[1]	Jan 30, 2021[1]
Net revenue:
Americas Retail	$758,100	$759,117	$510,806
Americas Wholesale	206,208	201,202	117,607
Europe	1,380,790	1,297,550	941,546
Asia[2]	238,815	237,053	232,574
Licensing	103,437	96,709	73,996
Total net revenue	$2,687,350	$2,591,631	$1,876,529
Earnings (loss) from operations:
Americas Retail	$87,184	$124,902	$(15,776)
Americas Wholesale	46,266	53,731	19,912
Europe	159,629	174,860	66,790
Asia[2]	(4,811)	(4,114)	(20,758)
Licensing	92,117	88,136	67,938
Total segment earnings from operations	380,385	437,515	118,106
Corporate overhead	(124,935)	(129,588)	(100,962)
Asset impairment charges[3]	(9,544)	(3,149)	(80,442)
Net gains on lease modifications[4]	2,267	259	2,801
Total earnings (loss) from operations	$248,173	$305,037	$(60,497)
Capital expenditures:
Americas Retail	$23,149	$7,152	$3,052
Americas Wholesale	4,039	1,024	53
Europe	51,265	47,034	12,631
Asia	3,932	4,337	1,915
Corporate overhead	7,118	3,974	1,225
Total capital expenditures	$89,503	$63,521	$18,876
______________________________________________________________________
1The Company operates on a 52/53-week fiscal year calendar, which ends on the Saturday nearest to January 31 of each year.
2Within Asia, the Company recorded a loss from operations in China during fiscal 2021, which included approximately $12 million for inventory obsolescence, as well as additional reserves for returns and markdowns, primarily due to the COVID-19 pandemic.
3During fiscal 2023, fiscal 2022 and fiscal 2021, the Company recognized asset impairment charges related primarily to the impairment of certain operating lease ROU assets and impairment of property and equipment related to certain retail stores resulting from lower revenue and future cash flow projections from the ongoing effects of the COVID-19 pandemic and expected store closures. Refer to Note 5 and Note 9 for further information.
4During fiscal 2023, fiscal 2022 and fiscal 2021, the Company recorded net gains on lease modifications related primarily to the early termination of certain lease agreements. Refer to Note 1 for more information regarding the net gains on lease modifications.

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The below presents information regarding geographic areas in which the Company operated. Net revenue is classified primarily based on the country where the Company’s customer is located as follows (in thousands):

	Year Ended
	Jan 28, 2023	Jan 29, 2022	Jan 30, 2021
Net product sales:
U.S.	$673,868	$722,610	$461,555
Italy	289,170	265,106	182,115
Germany	187,888	189,083	138,762
Canada	175,485	150,339	104,432
Spain	150,045	137,037	97,032
South Korea	140,449	126,563	120,703
Other foreign countries	967,008	904,184	697,934
Total product sales	2,583,913	2,494,922	1,802,533
Net royalties	103,437	96,709	73,996
Net revenue	$2,687,350	$2,591,631	$1,876,529
The Company’s long-lived assets by geographic location are as follows (in thousands):

	Jan 28, 2023	Jan 29, 2022
Long-lived assets:
U.S.	$232,061	$256,685
Italy	140,261	115,356
Germany	48,095	38,757
Canada	17,315	23,994
Spain	107,859	121,392
South Korea	8,174	8,440
Other foreign countries	378,471	412,478
Total long-lived assets	$932,236	$977,102

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(18) Earnings (Loss) Per Share
The computation of basic and diluted net earnings (loss) per common share attributable to common stockholders is (in thousands, except per share data):

	Year Ended
	Jan 28, 2023	Jan 29, 2022	Jan 30, 2021
Net earnings (loss) attributable to Guess?, Inc.	$149,610	$171,363	$(81,229)
Less net earnings attributable to nonvested restricted stockholders	1,405	1,831	181
Net earnings (loss) attributable to common stockholders	148,205	169,532	(81,410)
Add interest expense related to the Notes	4,896	—	—
Net earnings (loss) attributable to common stockholders used in diluted computations	$153,101	$169,532	$(81,410)

Weighted average common shares used in basic computations	56,484	64,021	64,179
Effect of dilutive securities:
Stock options and restricted stock units[1]	1,639	1,898	—
The Notes	11,964	—	—
Weighted average common shares used in diluted computations	70,087	65,919	64,179
Net earnings (loss) per common share attributable to common stockholders:
Basic	$2.62	$2.65	$(1.27)
Diluted	$2.18	$2.57	$(1.27)
______________________________________________________________________
1For fiscal 2021, there were 867,704 potentially dilutive shares that were not included in the computation of diluted weighted average common shares and common equivalent shares outstanding because their effect would have been antidilutive given the Company’s net loss.
For fiscal 2023, fiscal 2022 and fiscal 2021, equity awards granted for 1,240,937, 562,876 and 2,870,479, respectively, of the Company’s common shares were outstanding but were excluded from the computation of diluted weighted average common shares and common equivalent shares outstanding because the assumed proceeds, as calculated under the treasury stock method, resulted in these awards being antidilutive. The Company excluded 484,365 and 300,000 nonvested stock units which were subject to the achievement of performance-based or market-based vesting conditions from the computation of diluted weighted average common shares and common equivalent shares outstanding because these conditions were not achieved as of January 28, 2023 and January 29, 2022, respectively. There were no nonvested stock units subject to the achievement of performance-based or market-based vesting conditions that were excluded from the computation of diluted weighted average common shares and common equivalent shares outstanding as the respective conditions were achieved as of January 30, 2021.
Warrants to purchase 11.6 million shares of the Company’s common shares at an initial strike price of $46.88 per share were outstanding as of January 28, 2023 but were excluded from the computation of diluted earnings per share since the warrants’ strike price was greater than the average market price of the Company’s common stock during the period. See Note 10 for more information regarding the Notes.
(19) Share-Based Compensation
Share-Based Compensation Plans
The Company has two share-based compensation plans. The Guess?, Inc. 2004 Equity Incentive Plan (the “Plan”) provides that the Board of Directors may grant stock options and other equity awards to officers, non-employee directors, key employees and certain consultants and advisors to the Company or any of its subsidiaries.

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
On April 22, 2022, the Company’s stockholders approved an amendment and restatement of the Plan. The amendment and restatement of the Plan (a) increased the aggregate number of shares of the Company’s common stock available for award grants under the Plan by 680,000 shares (from 29,100,000 shares to 29,780,000 shares), (b) changed the ratio at which a “Full-Value Award” (any award granted under the Plan other than a stock option or stock appreciation right) counts against the total share limit under the Plan from 3.54 shares for every one share actually issued in connection with such award to 1.6 shares for every one share actually issued in connection with such award, (c) extended the Company’s ability to grant new awards under the Plan through March 26, 2032, and (d) made members of the Company’s Board of Directors who are not employees of the Company or any of its subsidiaries eligible to receive award grants under the Plan. As of January 28, 2023 and January 29, 2022, there were 4,525,424 and 3,955,910 shares available for grant under the Plan, respectively. Stock options granted under the Plan have ten-year terms and typically vest and become fully exercisable in increments of one-fourth of the shares granted on each anniversary from the date of grant. Stock awards/units granted under the Plan typically vest in increments of one-fourth of the shares granted on each anniversary from the date of grant. The three most recent annual grants for stock options and other equity awards had initial vesting periods of nine months followed by three annual vesting periods.
The Guess?, Inc. Employee Stock Purchase Plan (“ESPP”) allows qualified employees to participate in the purchase of designated shares of the Company’s common stock at a price equal to 85% of the lower of the closing price at the beginning or end of each quarterly stock purchase period.
The Guess?, Inc. 2006 Non-Employee Directors’ Stock Grant and Stock Option Plan (the “Director Plan”), which was terminated in March 2022, previously provided for the grant of equity awards to non-employee directors. Future equity grants are no longer permitted under the Director Plan, which continues to govern outstanding awards previously made thereunder. As of January 29, 2022, there were 240,941 shares available for grant under this plan.
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

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
The following summarizes the share-based compensation expense recognized under all of the Company’s stock plans (in thousands):

	Year Ended
	Jan 28, 2023	Jan 29, 2022	Jan 30, 2021
Stock options	$2,709	$3,528	$3,430
Stock awards/units	17,478	17,385	15,110
ESPP	208	206	290
Total share-based compensation expense	$20,395	$21,119	$18,830

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Stock options
The following summarizes the stock option activity under all of the Company’s stock plans:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($000’s)
Options outstanding at January 29, 2022	3,097,158	$16.58
Granted	—	$—
Exercised	(242,647)	$15.06
Forfeited	(166,782)	$13.87
Expired	(118,100)	$30.89
Options outstanding at January 28, 2023	2,569,629	$16.24	5.46	$17,915

Exercisable at January 28, 2023	2,022,700	$16.89	5.12	$13,045
The fair value of each stock option was estimated on the grant date using the Black-Scholes option-pricing model. There were no stock options granted during fiscal 2023 and fiscal 2022. The following weighted average assumptions were used for grants:

Year Ended
Valuation Assumptions	Jan 30, 2021
Risk-free interest rate	0.3%
Expected stock price volatility	91.6%
Expected dividend yield	5.1%
Expected life of stock options	4.3 years
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
The weighted average grant date fair value of options granted was $4.41 during fiscal 2021. The total intrinsic value of stock options exercised was $1.6 million, $1.8 million and $4.0 million during fiscal 2023, fiscal 2022 and fiscal 2021, respectively. The intrinsic value of stock options is defined as the difference between the Company’s stock price on the exercise date and the grant date exercise price. The total cash received from option exercises was $3.7 million, $3.3 million and $6.2 million during fiscal 2023, fiscal 2022 and fiscal 2021, respectively.
The compensation expense included in SG&A expense recognized was $2.7 million before the recognized income tax benefit of $0.6 million during fiscal 2023. As of January 28, 2023, there was approximately $0.7 million of unrecognized compensation cost related to nonvested stock options. This cost is expected to be recognized over a weighted average period of 0.3 years. The excess tax shortfall included in cash flows from operating activities related to stock option activity was immaterial for fiscal 2023.

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Stock awards/units
The following summarizes the nonvested stock awards/units activity under all of the Company’s stock plans:

	Number of Awards/Units	Weighted Average Grant Date Fair Value
Nonvested at January 29, 2022	2,275,593	$16.72
Granted	1,049,886	$19.74
Vested	(799,229)	$17.85
Forfeited	(185,958)	$15.18
Nonvested at January 28, 2023	2,340,292	$17.81
The following summarizes the activity for nonvested performance-based units and nonvested market-based units included in the above:

	Performance-Based Units		Market-Based Units
	Number of Units	Weighted Average Grant Date Fair Value	Number of Units	Weighted Average Grant Date Fair Value
Nonvested at January 29, 2022	643,813	$18.78	877,813	$14.22
Granted	294,985	$20.34	156,845	$14.66
Vested	(314,453)	$17.31	—	$—
Forfeited	(11,718)	$26.40	(87,871)	$9.39
Nonvested at January 28, 2023	612,627	$20.14	946,787	$14.75

The fair value of each market-based nonvested stock unit was estimated on the grant date using the Monte Carlo simulation. The following assumptions were used for the grants:

	Year Ended
Valuation Assumptions	Jan 28, 2023	Jan 29, 2022	Jan 30, 2021
Risk-free interest rate	2.8%	0.6%	0.2%
Expected stock price volatility	71.3%	78.4%	62.8%
Expected dividend yield	—%	—%	—%
Expected life of market-based awards	2.7 years	3.5 years	2.6 years
The weighted average grant date fair value for the total nonvested stock awards/units granted was $19.74, $24.21 and $8.65 during fiscal 2023, fiscal 2022 and fiscal 2021, respectively. The total fair value at grant date of previously nonvested stock awards/units that were vested during fiscal 2023, fiscal 2022 and fiscal 2021 was $14.3 million, $13.2 million and $22.9 million, respectively. During fiscal 2023, fiscal 2022 and fiscal 2021, the total intrinsic value of nonvested stock awards/units that vested was $17.2 million, $15.9 million and $22.1 million, respectively. The total intrinsic value of nonvested stock awards/units outstanding and unvested as of January 28, 2023 was $53.2 million.
The compensation expense included in SG&A expense recognized during fiscal 2023 was $17.5 million before the recognized income tax benefit of $3.8 million. As of January 28, 2023, there was approximately $20.5 million of total unrecognized compensation cost related to nonvested stock awards/units. This cost is expected to be recognized over a weighted average period of 1.6 years. The excess tax windfall of $0.5 million related to stock award/unit activity was included in cash flows from operating activities for fiscal 2023.
ESPP
The Company’s ESPP allows qualified employees (as defined) to participate in the purchase of designated shares of the Company’s common stock at a price equal to 85% of the lower of the closing price at the beginning or end of each quarterly stock purchase period. The ESPP requires participants to hold any shares purchased under

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
During fiscal 2023, fiscal 2022 and fiscal 2021, 45,843 shares, 38,144 shares and 86,780 shares of the Company’s common stock were issued pursuant to the ESPP at an average price of $12.70, $11.81 and $11.82 per share, respectively.
The fair value of stock compensation expense associated with the Company’s ESPP was estimated on the date of grant using the Black-Scholes option-pricing valuation model with the following weighted average assumptions used for grants:

	Year Ended
Valuation Assumptions	Jan 28, 2023	Jan 29, 2022	Jan 30, 2021
Risk-free interest rate	2.4%	0.0%	0.1%
Expected stock price volatility	55.4%	50.4%	145.9%
Expected dividend yield	5.3%	2.4%	1.4%
Expected life of ESPP options	3 months	3 months	3 months
The weighted average grant date fair value of ESPP options granted during fiscal 2023, fiscal 2022 and fiscal 2021 was $4.55, $5.44 and $3.32, respectively.
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

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements at Jan 28, 2023				Fair Value Measurements at Jan 29, 2022
Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Foreign exchange currency contracts	$—	$2,219	$—	$2,219	$—	$7,133	$—	$7,133
Interest rate swap	—	1,034	—	1,034	—	—	—	—
Total	$—	$3,253	$—	$3,253	$—	$7,133	$—	$7,133
Liabilities:
Foreign exchange currency contracts	$—	$16,704	$—	$16,704	$—	$—	$—	$—
Interest rate swap	—	—	—	—	—	74	—	74
Deferred compensation obligations	—	15,187	—	15,187	—	15,794	—	15,794
Total	$—	$31,891	$—	$31,891	$—	$15,868	$—	$15,868
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
The Company included €3.7 million ($4.0 million) and €3.6 million ($4.0 million) in other assets in the Company’s consolidated balance sheets related to its investment in a private equity fund for fiscal 2023 and fiscal 2022, respectively. As permitted in accordance with authoritative guidance, the Company uses net asset value per share as a practical expedient to measure the fair value of this investment and has not included this investment in the fair value hierarchy as disclosed above. During fiscal 2023 and fiscal 2022, the Company funded contributions of €0.1 million ($0.1 million) and €1.3 million ($1.5 million), respectively, in this investment. During fiscal 2023 and fiscal 2021, the Company recorded immaterial unrealized gains in other income (expense) as a result of changes in the value of the private equity investment. During fiscal 2022, the Company recorded an unrealized gain of €0.1 million ($0.1 million), in other income (expense) as a result of changes in the value of the private equity investment. As of January 28, 2023, the Company had an unfunded commitment to invest an additional €11.0 million ($11.9 million) in the private equity fund.
The fair values of the Company’s debt instruments (see Note 8) are based on the amount of future cash flows associated with each instrument discounted using the Company’s incremental borrowing rate. As of January 28, 2023 and January 29, 2022, the carrying value of all financial instruments was not materially different from fair value, as the interest rates on the Company’s debt approximated rates currently available to the Company. The fair value of the Company’s Notes (see Note 10) is determined based on inputs that are observable in the market and have been classified as Level 2 in the fair value hierarchy.
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
The impact of the credit risk of the counterparties to the derivative contracts is considered in determining the fair value of the foreign exchange currency contracts and interest rate swap agreements. As of January 28, 2023, credit risk has not had a significant effect on the fair value of the Company’s foreign exchange currency contracts and interest rate swap agreements.
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
Summary of Derivative Instruments
The fair value of derivative instruments in the consolidated balance sheets is as follows (in thousands):

	Fair Value at Jan 28, 2023	Fair Value at Jan 29, 2022	Derivative Balance Sheet Location
ASSETS:
Derivatives designated as hedging instruments:
Cash flow hedges:
Foreign exchange currency contracts	$1,073	$5,999	Other current assets/Other assets
Interest rate swap	1,034	—	Other assets
Total derivatives designated as hedging instruments	2,107	5,999
Derivatives not designated as hedging instruments:
Foreign exchange currency contracts	1,146	1,134	Other current assets
Total	$3,253	$7,133
LIABILITIES:
Derivatives designated as hedging instruments:
Cash flow hedges:
Foreign exchange currency contracts	$12,930	$—	Accrued expenses/Other long-term liabilities
Interest rate swaps	—	74	Other long-term liabilities
Total derivatives designated as hedging instruments	12,930	74
Derivatives not designated as hedging instruments:
Foreign exchange currency contracts	3,774	—	Accrued expenses and other current liabilities
Total	$16,704	$74
Derivatives Designated as Hedging Instruments
Foreign Exchange Currency Contracts Designated as Cash Flow Hedges
During fiscal 2023, the Company purchased U.S. dollar forward contracts in Europe totaling US$315.0 million that were designated as cash flow hedges. As of January 28, 2023, the Company had forward contracts outstanding for its European operations of US$253.0 million to hedge forecasted merchandise purchases, which are expected to mature over the next 15 months.
As of January 28, 2023, accumulated other comprehensive income (loss) related to foreign exchange currency contracts included a net unrealized loss of approximately $2.4 million, net of tax, of which $1.1 million

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
will be recognized in cost of product sales over the following 12 months, at the then current values on a pre-tax basis, which can be different than the current year-end values.
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
As of January 28, 2023, accumulated other comprehensive income (loss) related to the interest rate swap agreement included a net unrealized gain of approximately $0.8 million, net of tax, which will be recognized in interest expense over the following 12 months, at the then current values on a pre-tax basis, which can be different than the current year-end values.
The following summarizes the gains (losses) before income taxes recognized on the derivative instruments designated as cash flow hedges in OCI and net earnings (loss) (in thousands):

	Gain (Loss) Recognized in OCI	Gain (Loss) Reclassified from Accumulated OCI into Earnings (Loss)	Location of Gain (Loss) Reclassified from Accumulated OCI into Earnings (Loss)
	Year Ended January 28, 2023
Foreign exchange currency contracts	$(929)	$9,988	Cost of product sales
Interest rate swap	1,136	28	Interest expense

	Year Ended January 29, 2022
Foreign exchange currency contracts	$10,807	$(2,051)	Cost of product sales
Interest rate swap	653	(272)	Interest expense

	Year Ended January 30, 2021
Foreign exchange currency contracts	$(5,614)	$6,298	Cost of product sales
Interest rate swap	(832)	(181)	Interest expense
The following summarizes net after income tax derivative activity recorded in accumulated other comprehensive income (loss) (in thousands):

	Year Ended
	Jan 28, 2023	Jan 29, 2022
Beginning balance gain (loss)	$7,280	$(4,876)
Net gains from changes in cash flow hedges	47	10,121
Net (gains) losses reclassified to earnings (loss)	(8,911)	2,035
Ending balance gain (loss)	$(1,584)	$7,280
Foreign Exchange Currency Contracts Not Designated as Hedging Instruments
As of January 28, 2023, the Company had euro foreign exchange currency contracts to purchase US$83.5 million expected to mature over the next 11 months.

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following summarizes the gains (losses) before income taxes recognized on the derivative instruments not designated as hedging instruments in other income (expense) (in thousands):

	Location of Gain (Loss) Recognized in Earnings (Loss)	Gain (Loss) Recognized in Earnings (Loss)
		Year Ended
		Jan 28, 2023	Jan 29, 2022	Jan 30, 2021
Foreign exchange currency contracts	Other expense	$(2,833)	$1,941	$(5,117)
At January 29, 2022, the Company had euro foreign exchange currency contracts to purchase US$19.0 million.
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
On March 18, 2022, pursuant to existing share repurchase authorizations, the Company entered into an accelerated share repurchase agreement (the “2022 ASR Contract”) with a financial institution (the “2022 ASR Counterparty”) to repurchase an aggregate of $175.0 million of the Company’s common stock. Under the 2022 ASR Contract, the Company received approximately 8.5 million shares of common stock in the first half of fiscal 2023.
Repurchases under the program may be made on the open market or in privately negotiated transactions, pursuant to Rule 10b5-1 trading plans or other available means. There is no minimum or maximum number of shares to be repurchased under the program, which may be discontinued at any time, without prior notice. During fiscal 2023, the Company repurchased 8,985,603 shares under the program at an aggregate cost of $186.7 million. During fiscal 2022, the Company repurchased 2,289,292 shares under the program at an aggregate cost of $51.0 million. During fiscal 2021, the Company repurchased 4,000,000 shares under the previous program at an aggregate cost of $38.8 million. As of January 28, 2023, the Company had remaining authority under the program to purchase $62.3 million of its common stock.
On August 16, 2022, President Biden signed the Inflation Reduction Act (“IRA”) into law. The IRA enacted a 1% excise tax on share repurchases made after December 31, 2022. The Company does not expect this provision of the Inflation Reduction Act to have a material impact on its financial results.
(23) Subsequent Events
Dividends
On March 14, 2023, the Company announced a regular quarterly cash dividend of $0.225 per share on the Company’s common stock. The cash dividend will be paid on April 14, 2023 to shareholders of record as of the close of business on March 29, 2023. As a result of this dividend declaration and in accordance with the terms of the indenture governing the Notes, the Company will adjust the conversion rate (which is expected to increase) and the conversion price (which is expected to decrease) of the Notes effective as of March 28, 2023. A corresponding adjustment is expected to be made to the strike prices with respect to the convertible note hedges and the warrants entered into by the Company in connection with the offering of the Notes, with the strike price decreased and the number of options increased in accordance with the terms of the convertible note hedge confirmations and warrant confirmations, respectively.

SCHEDULE II
GUESS?, INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
Years Ended January 28, 2023, January 29, 2022 and January 30, 2021
(in thousands)

	Balance at Beginning of Period	Costs Charged to Expenses	Deductions and Write-offs	Balance at End of Period
Description
As of January 28, 2023
Allowance for doubtful accounts	$11,039	$907	$(3,392)	$8,554
Allowance for markdowns	19,014	26,720	(28,204)	17,530
Allowance for sales returns	38,419	123,525	(126,274)	35,670
Allowance for deferred tax asset valuation	55,278	2,777	(12,992)	45,063
Total	$123,750	$153,929	$(170,862)	$106,817
As of January 29, 2022
Allowance for doubtful accounts	$14,200	$4,670	$(7,831)	$11,039
Allowance for markdowns	16,245	21,159	(18,390)	19,014
Allowance for sales returns	27,193	122,672	(111,446)	38,419
Allowance for deferred tax asset valuation	54,131	1,147	—	55,278
Total	$111,769	$149,648	$(137,667)	$123,750
As of January 30, 2021
Allowance for doubtful accounts	$8,431	$6,033	$(264)	$14,200
Allowance for markdowns	12,562	25,942	(22,259)	16,245
Allowance for sales returns	33,178	104,560	(110,545)	27,193
Allowance for deferred tax asset valuation	30,760	23,371	—	54,131
Total	$84,931	$159,906	$(133,068)	$111,769

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Guess?, Inc.
By:	/s/ CARLOS ALBERINI
Carlos Alberini Chief Executive Officer
Date:	March 24, 2023
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ CARLOS ALBERINI	Chief Executive Officer and Director (Principal Executive Officer)	March 24, 2023
Carlos Alberini

/s/ DENNIS SECOR	Interim Chief Financial Officer (Principal Financial Officer)	March 24, 2023
Dennis Secor

/s/ PAUL MARCIANO	Chief Creative Officer and Director	March 24, 2023
Paul Marciano

/s/ ALEX YEMENIDJIAN	Chairman of the Board and Director	March 24, 2023
Alex Yemenidjian

/s/ ANTHONY CHIDONI	Director	March 24, 2023
Anthony Chidoni

/s/ CYNTHIA LIVINGSTON	Director	March 24, 2023
Cynthia Livingston

/s/ MAURICE MARCIANO	Director	March 24, 2023
Maurice Marciano

/s/ DEBORAH WEINSWIG	Director	March 24, 2023
Deborah Weinswig