Form 10-Q
period 2023-04-29
GUESS INC
filed 2023-06-02
CIK 912463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended April 29, 2023
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
As of May 26, 2023, the registrant had 53,533,482 shares of Common Stock, $0.01 par value per share, outstanding.

GUESS?, INC.
FORM 10-Q
i

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements.

GUESS?, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	Apr 29, 2023	Jan 28, 2023
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$298,642	$275,765
Accounts receivable, net	286,314	341,939
Inventories	528,903	510,899
Other current assets	98,820	83,102
Total current assets	1,212,679	1,211,705
Property and equipment, net	239,747	240,355
Goodwill	34,574	34,277
Deferred income tax assets	166,966	158,403
Operating lease right-of-use assets	645,713	636,148
Other assets	141,043	144,560
	$2,440,722	$2,425,448
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of borrowings and finance lease obligations	$39,092	$40,380
Accounts payable	274,683	289,442
Accrued expenses and other current liabilities	227,818	263,038
Convertible senior notes due 2024, net	114,812	—
Current portion of operating lease liabilities	172,628	170,192
Total current liabilities	829,033	763,052
Convertible senior notes due 2024, net	—	298,931
Convertible senior notes due 2028, net	265,594	—
Long-term debt and finance lease obligations	159,372	95,921
Long-term operating lease liabilities	530,939	528,236
Other long-term liabilities	153,392	157,403
Total liabilities	1,938,330	1,843,543
Redeemable noncontrolling interests	9,334	9,154

Commitments and contingencies (Note 13)

Stockholders’ equity:
Preferred stock, $.01 par value. Authorized 10,000,000 shares; no shares issued and outstanding	—	—
Common stock, $.01 par value. Authorized 150,000,000 shares; issued 142,771,253 and 142,771,253 shares; outstanding 53,469,081 and 54,609,786 shares as of April 29, 2023 and January 28, 2023, respectively	535	546
Paid-in capital	508,774	532,398
Retained earnings	1,252,393	1,276,857
Accumulated other comprehensive loss	(139,477)	(134,073)
Treasury stock, 89,302,172 and 88,161,467 shares as of April 29, 2023 and January 28, 2023, respectively	(1,170,225)	(1,141,615)
Guess?, Inc. stockholders’ equity	452,000	534,113
Nonredeemable noncontrolling interests	41,058	38,638
Total stockholders’ equity	493,058	572,751
	$2,440,722	$2,425,448

See accompanying notes to condensed consolidated financial statements.

GUESS?, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(in thousands, except per share data)
(unaudited)

	Three Months Ended
	Apr 29, 2023	Apr 30, 2022
Product sales	$545,910	$567,073
Net royalties	23,888	26,400
Net revenue	569,798	593,473
Cost of product sales	337,813	346,324
Gross profit	231,985	247,149
Selling, general and administrative expenses	230,973	209,831
Asset impairment charges	1,934	1,544
Net gains on lease modifications	—	(601)
Earnings (loss) from operations	(922)	36,375
Other income (expense):
Interest expense	(4,218)	(3,093)
Interest income	2,515	574
Loss on extinguishment of debt	(7,696)	—
Other, net	(2,631)	(16,452)
Total other expense	(12,030)	(18,971)

Earnings (loss) before income tax (benefit) expense	(12,952)	17,404
Income tax (benefit) expense	(2,258)	6,950
Net earnings (loss)	(10,694)	10,454
Net earnings attributable to noncontrolling interests	1,111	2,484
Net earnings (loss) attributable to Guess?, Inc.	$(11,805)	$7,970

Net earnings (loss) per common share attributable to common stockholders:
Basic	$(0.22)	$0.13
Diluted	$(0.22)	$0.12

Weighted average common shares outstanding attributable to common stockholders:
Basic	54,348	61,052
Diluted	54,348	74,469

See accompanying notes to condensed consolidated financial statements.

GUESS?, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)

	Three Months Ended
	Apr 29, 2023	Apr 30, 2022
Net earnings (loss)	$(10,694)	$10,454
Other comprehensive income (loss) (“OCI”):
Foreign currency translation adjustment
Gains (losses) arising during the period	2,330	(17,916)
Derivative financial instruments designated as cash flow hedges
Gains (losses) arising during the period	(1,057)	8,603
Less income tax effect	115	(1,040)
Reclassification to net earnings (loss) for gains realized	(6,021)	(1,613)
Less income tax effect	678	170
Defined benefit plans
Foreign currency and other adjustments	(181)	168
Less income tax effect	20	(16)
Net actuarial loss amortization	62	30
Prior service credit amortization	(39)	(23)
Less income tax effect	(2)	(3)
Total comprehensive loss	(14,789)	(1,186)
Less comprehensive income attributable to noncontrolling interests:
Net earnings	1,111	2,484
Foreign currency translation adjustment	1,309	(476)
Amounts attributable to noncontrolling interests	2,420	2,008
Comprehensive loss attributable to Guess?, Inc.	$(17,209)	$(3,194)

See accompanying notes to condensed consolidated financial statements.

GUESS?, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended
	Apr 29, 2023	Apr 30, 2022
Cash flows from operating activities:
Net earnings (loss)	$(10,694)	$10,454
Adjustments to reconcile net earnings (loss) to net cash used in operating activities:
Depreciation and amortization	15,449	15,304
Amortization of debt discount	25	—
Amortization of debt issuance costs	335	354
Share-based compensation expense	4,620	4,052
Forward contract gains	(5,813)	(1,462)
Net loss from impairment and disposition of long-term assets	2,480	1,668
Loss on extinguishment of debt	7,696	—
Other items, net	5,606	21,942
Changes in operating assets and liabilities:
Accounts receivable	57,395	20,317
Inventories	(16,929)	(37,698)
Prepaid expenses and other assets	(13,913)	(14,178)
Operating lease assets and liabilities, net	(4,977)	(16,434)
Accounts payable and accrued expenses and other current liabilities	(51,798)	(59,351)
Other long-term liabilities	(2,140)	462
Net cash used in operating activities	(12,658)	(54,570)
Cash flows from investing activities:
Purchases of property and equipment	(17,347)	(28,742)
Net cash settlement of forward contract	(329)	118
Other investing activities	292	(572)
Net cash used in investing activities	(17,384)	(29,196)
Cash flows from financing activities:
Proceeds from borrowings	74,309	45,507
Repayments on borrowings and finance lease obligations	(14,691)	(18,736)
Net proceeds from issuance of convertible senior notes	80,324	—
Proceeds from issuance of warrant	20,158	—
Purchase of convertible note hedge	(51,838)	—
Proceeds from termination of convertible senior note hedge	7,235	—
Payments for termination of common stock warrant	(1,024)	—
Debt issuance costs	(4,218)	—
Purchase of equity forward contract	—	(105,000)
Dividends paid	(13,860)	(13,676)
Noncontrolling interest capital distribution	—	(4,817)
Issuance of common stock, net of income tax withholdings on vesting of stock awards	(269)	1,675
Purchase of treasury stock	(42,821)	(81,747)
Net cash provided by (used in) financing activities	53,305	(176,794)
Effect of exchange rates on cash and cash equivalents	(386)	(7,108)
Net change in cash and cash equivalents	22,877	(267,668)
Cash and cash equivalents at the beginning of the year	275,765	415,565
Cash and cash equivalents at the end of the period	$298,642	$147,897

Supplemental cash flow data:
Interest paid	$4,592	$4,030
Income taxes paid, net of refunds	$15,398	$7,214

Non-cash investing and financing activity:
Change in accrual of property and equipment	$(1,521)	$2,005
Assets acquired under finance lease obligations	$129	$1,182

See accompanying notes to condensed consolidated financial statements.

GUESS?, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)
(unaudited)

	For the three months ended April 29, 2023
	Guess?, Inc. Stockholders’ Equity
	Common Stock					Treasury Stock
	Shares	Amount	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Shares	Amount	Nonredeemable Noncontrolling Interests	Total
Balance at January 28, 2023	54,609,786	$546	$532,398	$1,276,857	$(134,073)	88,161,467	$(1,141,615)	$38,638	$572,751
Net earnings (loss)	—	—	—	(11,805)	—	—	—	1,111	(10,694)
Other comprehensive income (loss), net of income tax benefit of $811	—	—	—	—	(5,404)	—	—	1,309	(4,095)
Issuance of common stock under stock compensation plans	1,085,319	11	(14,519)	—	—	(1,085,319)	14,058	—	(450)
Issuance of stock under Employee Stock Purchase Plan	11,848	—	28	—	—	(11,848)	153	—	181
Share-based compensation	—	—	4,617	3	—	—	—	—	4,620
Dividends, net of forfeitures on non-participating securities	—	—	—	(12,662)	—	—	—	—	(12,662)
Share repurchases	(2,237,872)	(22)	22	—	—	2,237,872	(42,821)	—	(42,821)
Equity component value of convertible notes transactions, net	—	—	(744)	—	—	—	—	—	(744)
Sale of common stock warrant	—	—	20,158	—	—	—	—	—	20,158
Purchase of convertible note hedge	—	—	(39,397)	—	—	—	—	—	(39,397)
Termination of common stock warrant	—	—	(1,024)	—	—	—	—	—	(1,024)
Termination of convertible note hedge	—	—	7,235	—	—	—	—	—	7,235
Balance at April 29, 2023	53,469,081	$535	$508,774	$1,252,393	$(139,477)	89,302,172	$(1,170,225)	$41,058	$493,058

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
April 29, 2023
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
Interim Financial Statements
In the opinion of management, the accompanying unaudited condensed consolidated financial statements of the Company contain all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the condensed consolidated balance sheets as of April 29, 2023 and January 28, 2023, and the condensed consolidated statements of income (loss), comprehensive income (loss), cash flows and stockholders’ equity for the three months ended April 29, 2023 and April 30, 2022. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) for interim financial information and the instructions to Rule 10-01 of Regulation S-X of the United States Securities and Exchange Commission (the “SEC”). Accordingly, they have been condensed and do not include all of the information and footnotes required by GAAP for complete financial statements. The results of operations and cash flows for the three months ended April 29, 2023 are not necessarily indicative of the results of operations to be expected for the full fiscal year.
These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended January 28, 2023.
Fiscal Periods
The Company operates on a 52/53-week fiscal year calendar, which ends on the Saturday nearest to January 31 of each year. The three months ended April 29, 2023 had the same number of days as the three months ended April 30, 2022. All references herein to “fiscal 2023” and “fiscal 2022” represent the results of the 52-week fiscal years ended January 28, 2023 and January 29, 2022, respectively. All references herein to “fiscal 2024” represent the 53-week fiscal year ending February 3, 2024, with the extra week occurring in the fourth quarter of the year.
Business Update, Market Trends and Uncertainties
Macroeconomic conditions, including rising inflation, higher interest rates, foreign exchange rate fluctuations, declines in consumer spending and the impact of the ongoing conflict in Ukraine and public health crises continue to negatively impact the Company’s businesses.
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

Summary of Significant Accounting Policies
The accounting policies of the Company are set forth in further detail in Note 1 to the Company's Consolidated Financial Statements contained in the Company’s fiscal 2023 Annual Report on Form 10-K. The Company includes herein certain updates to those policies.
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
The Company also recognizes royalty revenue from its trademark license agreements. The Company’s trademark license agreements represent symbolic licenses that are dependent on the Company’s continued support over the term of the license agreement. The amount of revenue that is recognized from the licensing arrangements is based on sales-based royalty and advertising fund contributions as well as specific fixed payments, where applicable. The Company’s trademark license agreements customarily provide for a multi-year initial term ranging from three to ten years and may contain options to renew prior to expiration for an additional multi-year period. The unrecognized portion of upfront payments is included in deferred royalties in accrued expenses and other long-term liabilities depending on the short or long-term nature of the payments to be recognized. As of April 29, 2023, the Company had $5.0 million and $14.0 million of deferred royalties related to these upfront payments included in accrued expenses and other current liabilities and other long-term liabilities, respectively. This compares to $4.8 million and $15.2 million of deferred royalties related to these upfront payments included in accrued expenses and other current liabilities and other long-term liabilities, respectively, at January 28, 2023. During the three months ended April 29, 2023 and April 30, 2022, the Company recognized $3.6 million and $3.4 million in net royalties related to the amortization of deferred royalties, respectively.
Refer to Note 8 for further information on disaggregation of revenue by segment and country.
Allowance for Doubtful Accounts
In the normal course of business, the Company grants credit directly to certain wholesale customers after a credit analysis is performed based on financial and other criteria. Accounts receivable are recorded net of an allowance for doubtful accounts. The Company maintains allowances for doubtful accounts for estimated losses that may result from the inability of its wholesale customers and licensing partners to make their required payments. The Company bases its allowances on analysis of the aging of accounts receivable at the date of the financial statements, assessments of historical and current collection trends, evaluation of the impact of current and future forecasted economic conditions and whether the Company has obtained credit insurance or other guarantees. Management performs regular evaluations concerning the ability of its customers to make required payments and records a provision for doubtful accounts based on these evaluations.
As of April 29, 2023, approximately 44% of the Company’s total net trade accounts receivable and 55% of its European net trade receivables were subject to credit insurance coverage, certain bank guarantees or letters of credit for collection purposes. The Company’s credit insurance coverage contains certain terms and conditions specifying deductibles and annual claim limits. Management evaluates the creditworthiness of the counterparties to the credit insurance, bank guarantees and letters of credit and records a provision for the risk of loss on these instruments based on these evaluations as considered necessary.
The Company’s credit losses for the periods presented were not significant compared to sales and did not significantly exceed management’s estimates. Refer to Note 5 for further information on the Company’s allowance for doubtful accounts.
Recently Issued Accounting Guidance
Reference Rate Reform
The Financial Accounting Standards Board (“FASB”) issued guidance to provide temporary optional expedients to ease the potential burden in accounting for reference rate reform. This guidance provides optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to certain criteria, referencing the London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued. The FASB issued subsequent amendments to further clarify the scope of optional expedients and exceptions to derivatives affected by the transition. The guidance is intended to help stakeholders during the global market-wide reference rate transition period.
The Company identified and modified its loans and other financial instruments with attributes directly or indirectly influenced by LIBOR. The Company determined, of its current LIBOR references as outlined in Note 9 Borrowings and Finance Lease Obligations, Note 15 Fair Value Measurements, and Note 16 Derivative Financial Instruments, only the obligations under Mortgage Debt, credit facilities, and Interest Rate Swap Agreements are impacted by this guidance. In May 2023, the Company amended the terms of the Mortgage Debt for the interest rate to be based on Secured Overnight Financing Rate (“SOFR”) effective May 1, 2023. The Company also amended its existing interest rate swap agreement, resulting in a swap fixed rate of approximately 3.14%. The Company does not expect this guidance to have a material impact on its consolidated financial position, results of operations or cash flows.
(2)    Lease Accounting
The Company primarily leases its showrooms, advertising, licensing, sales and merchandising offices, remote distribution and warehousing facilities and retail and factory outlet store locations under operating lease agreements expiring on various dates through January 2039. The Company also leases some of its equipment, as well as computer hardware and software, under operating and finance lease agreements expiring on various dates through January 2028.
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

In addition to the amounts as disclosed below, the Company has estimated additional operating lease commitments of approximately $13.6 million for leases where the Company has not yet taken possession of the underlying asset as of April 29, 2023. As such, the related operating lease ROU assets and operating lease liabilities have not been recognized in the Company’s condensed consolidated balance sheet as of April 29, 2023.
The components of leases are (in thousands):

		Apr 29, 2023	Jan 28, 2023
Assets	Balance Sheet Location
Operating	Operating lease right-of-use assets	$645,713	$636,148
Finance	Property and equipment, net	17,777	19,055
Total lease assets		$663,490	$655,203

Liabilities	Balance Sheet Location
Current:
Operating	Current portion of operating lease liabilities	$172,628	$170,192
Finance	Current portion of borrowings and finance lease obligations	6,733	6,684
Noncurrent:
Operating	Long-term operating lease liabilities	530,939	528,236
Finance	Long-term debt and finance lease obligations	12,189	13,181
Total lease liabilities		$722,489	$718,293
The components of lease costs are (in thousands):

		Three Months Ended
	Income Statement Location	Apr 29, 2023	Apr 30, 2022
Operating lease costs	Cost of product sales	$46,052	$44,372
Operating lease costs	Selling, general and administrative expenses	6,597	6,301
Operating lease costs[1]	Net gains on lease modifications	—	(601)
Finance lease costs
Amortization of leased assets	Cost of product sales	23	19
Amortization of leased assets	Selling, general and administrative expenses	1,529	1,502
Interest on lease liabilities	Interest expense	209	287
Variable lease costs[2]	Cost of product sales	24,491	21,996
Variable lease costs[2]	Selling, general and administrative expenses	661	956
Short-term lease costs	Cost of product sales	70	96
Short-term lease costs	Selling, general and administrative expenses	1,639	1,558
Total lease costs		$81,271	$76,486
______________________________________________________________________
Notes:
1During the three months ended April 30, 2022, net gains on lease modifications related primarily to the early termination of lease agreements for certain of the Company’s retail locations. Operating lease costs for these retail locations prior to the early termination were included in cost of product sales.
2During the three months ended April 29, 2023 and April 30, 2022, variable lease costs included certain rent concessions of approximately $0.4 million and $1.3 million, respectively, received by the Company, primarily in Europe.

Maturities of the Company’s operating and finance lease liabilities as of April 29, 2023 are (in thousands):

	Operating Leases
Maturity of Lease Liabilities	Non-Related Parties	Related Parties	Finance Leases	Total
Fiscal 2024	$151,672	$6,252	$6,050	$163,974
Fiscal 2025	144,730	7,241	5,668	157,639
Fiscal 2026	110,236	6,849	5,204	122,289
Fiscal 2027	91,709	7,550	2,668	101,927
Fiscal 2028	71,291	7,717	810	79,818
After fiscal 2028	179,314	20,826	—	200,140
Total lease payments	748,952	56,435	20,400	825,787
Less: Interest	89,100	12,720	1,478	103,298
Present value of lease liabilities	$659,852	$43,715	$18,922	$722,489
Other supplemental information is (in thousands):

Lease Term and Discount Rate	Apr 29, 2023
Weighted-average remaining lease term
Operating leases	6.2 years
Finance leases	3.4 years
Weighted-average discount rate
Operating leases	4.5%
Finance leases	4.7%

	Three Months Ended
Supplemental Cash Flow Information	Apr 29, 2023	Apr 30, 2022
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$51,225	$63,896
New operating ROU assets obtained in exchange for lease liabilities	$36,068	$35,378
Impairment
During the three months ended April 29, 2023 and April 30, 2022, there were no ROU asset impairment charges. Asset impairment charges are generally determined based on the excess of carrying value over the fair value of the ROU assets. The Company uses estimates of market participant rents to calculate fair value of the ROU assets. Refer to Note 15 for more information on the Company’s impairment testing.

(3)Earnings (Loss) per Share
The computation of basic and diluted net earnings (loss) per common share attributable to common stockholders is (in thousands, except per share data):

	Three Months Ended
	Apr 29, 2023	Apr 30, 2022
Net earnings (loss) attributable to Guess?, Inc.	$(11,805)	$7,970
Less net earnings attributable to nonvested restricted stockholders	164	56
Net earnings (loss) attributable to common stockholders	(11,969)	7,914
Add interest expense related to the convertible senior notes[1]	—	902
Net earnings (loss) attributable to common stockholders used in diluted computations	$(11,969)	$8,816

Weighted average common shares used in basic computations	54,348	61,052
Effect of dilutive securities:
Stock options and restricted stock units[2]	—	1,666
Convertible senior notes[1]	—	11,751
Weighted average common shares used in diluted computations	54,348	74,469

Net earnings (loss) per common share attributable to common stockholders:
Basic	$(0.22)	$0.13
Diluted	$(0.22)	$0.12
______________________________________________________________________
Notes:
1    During the three months ended April 29, 2023, there were 12,834,308 potentially dilutive shares related to the convertible senior notes that were not included in the computation of diluted weighted average common shares and common equivalent shares outstanding because their effect would have been antidilutive given the Company’s net loss.
2    During the three months ended April 29, 2023, there were 1,351,331 potentially dilutive shares related to stock options and restricted stock units that were not included in the computation of diluted weighted average common shares and common equivalent shares outstanding because their effect would have been antidilutive given the Company’s net loss.
During the three months ended April 29, 2023 and April 30, 2022, equity awards granted for 1,091,454 and 1,183,823 shares, respectively, of the Company’s common stock were outstanding but were excluded from the computation of diluted weighted average common shares and common equivalent shares outstanding because the assumed proceeds resulted in these awards being antidilutive. For each of the three months ended April 29, 2023 and April 30, 2022, the Company excluded 300,000 nonvested stock units which were subject to the achievement of market-based vesting conditions from the computation of diluted weighted average common shares and common equivalent shares outstanding because these conditions were not achieved as of April 29, 2023 and April 30, 2022.
Warrants related to the 2.00% convertible senior notes due April 2024 (the “2024 Notes”) to purchase approximately 4.6 million and 11.6 million shares of the Company’s common shares at an initial strike price of $46.88 per share were outstanding as of April 29, 2023 and April 30, 2022, respectively. Warrants related to the 3.75% convertible senior notes due April 2028 (the “2028 Notes”, and collectively referred to as the “Notes”) to purchase approximately 11.1 million shares of the Company’s common shares at an initial strike price of $41.80 per share were outstanding as of April 29, 2023. These warrants were excluded from the computation of diluted net earnings per share since the warrants’ adjusted strike price was greater than the average market price of the Company’s common stock during the three months ended April 29, 2023 and April 30, 2022. See Note 10 for more information regarding the Notes.

(4)Stockholders' Equity
Share Repurchase Program
During fiscal 2022, the Board of Directors terminated its previous 2012 $500 million share repurchase program (the “2012 Share Repurchase Program”) and authorized a new $200 million share repurchase program (the “2021 Share Repurchase Program”). On March 14, 2022, the Board of Directors expanded its repurchase authorization under the 2021 Share Repurchase Program by $100 million. Repurchases may be made on the open market or in privately negotiated transactions, pursuant to Rule 10b5-1 trading plans or other available means. There is no minimum or maximum number of shares to be repurchased under the program and the program may be discontinued at any time without prior notice.
During March 2022, pursuant to existing share repurchase authorizations, the Company entered into an accelerated share repurchase agreement (the “2022 ASR Contract”) with a financial institution (the “2022 ASR Counterparty”) to repurchase an aggregate of $175.0 million of the Company’s common stock. Under the 2022 ASR Contract, the Company made a payment of $175.0 million to the 2022 ASR Counterparty in exchange for approximately 8.5 million shares of its common stock in the first half of fiscal 2023.
During the three months ended April 29, 2023, the Company repurchased 2.2 million shares under its 2021 Share Repurchase Program at an aggregate cost of $42.8 million, including excise tax. These shares were repurchased through broker assisted market transactions in connection with the exchange and subscription offering related to the 2024 Notes and the 2028 Notes. During the three months ended April 30, 2022, the Company repurchased 3.8 million shares under its 2021 Share Repurchase Program at an aggregate cost of $81.7 million, which is inclusive of the shares repurchased under the 2022 ASR Contract. As of April 29, 2023, the Company had remaining authority under the 2021 Share Repurchase Program to purchase $19.7 million of its common stock.
Dividends
The following sets forth the cash dividend declared per share:

	Three Months Ended
	Apr 29, 2023	Apr 30, 2022
Cash dividend declared per share	$0.225	$0.225
The indenture governing the 2024 Notes requires an adjustment to the conversion rate and the conversion price of the 2024 Notes for quarterly dividends exceeding $0.1125 per share. The indenture governing the 2028 Notes requires an adjustment to the conversion rate and the conversion price of the 2028 Notes for quarterly dividends exceeding $0.225 per share.
On, May 24, 2023, the Company announced an increase to its regular quarterly cash dividend from $0.225 to $0.30 per share on the Company’s common stock. In connection with the increase to the quarterly cash dividend, the Company will adjust the conversion rate (which is expected to increase) and the conversion price (which is expected to decrease) of the Notes in accordance with the terms of the indenture governing the respective Notes, effective as of June 6, 2023. A corresponding adjustment is expected to be made to the strike prices with respect to the convertible note hedges and the warrants entered into by the Company in connection with the offering of the corresponding Notes, each of which will be decreased in accordance with the terms of the applicable convertible note hedge confirmations and warrant confirmations. Refer to Note 17 for more information.
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
Accumulated Other Comprehensive Income (Loss)
The changes in accumulated other comprehensive income (loss), net of related income taxes, are (in thousands):

	Foreign Currency Translation Adjustment	Derivative Financial Instruments Designated as Cash Flow Hedges	Defined Benefit Plans	Total
	Three Months Ended Apr 29, 2023
Balance at January 28, 2023	$(129,168)	$(1,584)	$(3,321)	$(134,073)
Gains (losses) arising during the period	1,021	(942)	(161)	(82)
Reclassification to net earnings (loss) for (gains) losses realized	—	(5,343)	21	(5,322)
Net other comprehensive income (loss)	1,021	(6,285)	(140)	(5,404)
Balance at April 29, 2023	$(128,147)	$(7,869)	$(3,461)	$(139,477)

	Three Months Ended Apr 30, 2022
Balance at January 29, 2022	$(135,861)	$7,280	$(6,968)	$(135,549)
Gains (losses) arising during the period	(17,440)	7,563	152	(9,725)
Reclassification to net earnings for (gains) losses realized	—	(1,443)	4	(1,439)
Net other comprehensive income (loss)	(17,440)	6,120	156	(11,164)
Balance at April 30, 2022	$(153,301)	$13,400	$(6,812)	$(146,713)
Details on reclassifications out of accumulated other comprehensive income (loss) to net earnings (loss) are (in thousands):

	Three Months Ended		Location of (Gain) Loss Reclassified from Accumulated OCI into Earnings (Loss)
	Apr 29, 2023	Apr 30, 2022
Derivative financial instruments designated as cash flow hedges:
Foreign exchange currency contracts	$(5,893)	$(1,674)	Cost of product sales
Interest rate swap	(128)	61	Interest expense
Less income tax effect	678	170	Income tax (benefit) expense
	(5,343)	(1,443)
Defined benefit plans:
Net actuarial loss amortization	62	30	Other expense
Prior service credit amortization	(39)	(23)	Other expense
Less income tax effect	(2)	(3)	Income tax (benefit) expense
	21	4
Total reclassifications during the period	$(5,322)	$(1,439)

(5)Accounts Receivable
Accounts receivable is summarized as follows (in thousands):

	Apr 29, 2023	Jan 28, 2023
Trade	$259,784	$306,737
Royalty	30,464	37,521
Other	4,149	6,235
	294,397	350,493
Less allowances	8,083	8,554
	$286,314	$341,939
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
(6)Inventories
Inventories consist of the following (in thousands):

	Apr 29, 2023	Jan 28, 2023
Raw materials	$3,503	$1,807
Work in progress	3	3
Finished goods	525,397	509,089
	$528,903	$510,899
The above balances include an allowance to write down inventories to the lower of cost or net realizable value of $28.0 million and $30.3 million as of April 29, 2023 and January 28, 2023, respectively.
(7)Income Taxes
Effective Income Tax Rate
Income tax expense (benefit) for the interim periods is computed using the income tax rate estimated to be applicable for the full fiscal year, adjusted for discrete items. The Company’s effective income tax rate was a benefit of 17.4% for the three months ended April 29, 2023 compared to an expense of 39.9% for the three months ended April 30, 2022. The change in the effective income tax rate was primarily due to a decrease in earnings, offset by the discrete items, which included losses in certain tax jurisdictions for which the Company did not recognize an income tax benefit in fiscal 2024 compared to the same prior-year quarter.
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
The Company is in discussions with the Swiss tax authority for potential income tax benefits related to additional business functions being performed in Switzerland. Although the timing and outcome of such discussions is uncertain, if a positive agreement is reached with the Swiss tax authority, it could result in a significant benefit to the Company’s consolidated financial statements.
Unrecognized Income Tax Benefit
The Company and its subsidiaries are subject to U.S. federal and foreign income tax, as well as income tax of multiple state and foreign local jurisdictions. From time-to-time, the Company is subject to routine income and other audits on various income tax matters around the world in the ordinary course of business. As of April 29, 2023, no major income tax or other tax audits were ongoing.
As of April 29, 2023 and January 28, 2023, the Company had $64.9 million and $64.4 million, respectively, of aggregate accruals for uncertain income tax positions, including penalties and interest. This includes an accrual of $19.9 million for the estimated transition tax (excluding interest) related to the 2017 Tax Cuts and Jobs Act (the “Tax Reform”) and $20.6 million for the intra-entity transfer of intellectual property rights from certain U.S. entities to a wholly-owned Swiss subsidiary, substantially offset by the related deferred income tax benefit recorded by the Swiss subsidiary. The Company reviews and updates the estimates used in the accrual for uncertain income tax positions, as appropriate, as more definitive information or interpretations become available from income taxing authorities, and on the completion of income tax audits, the receipt of assessments, expiration of statutes of limitations, or occurrence of other events.
During the second quarter of fiscal 2021, the Company became aware of a foreign withholding income tax regulation that could be interpreted to apply to certain of its previous transactions. The Company currently does not expect its exposure, if any, will have a material impact on its consolidated financial position, results of operations or cash flows.
Indefinite Reinvestment Assertion
The Company has historically considered the undistributed earnings of its foreign subsidiaries to be indefinitely reinvested. As a result of the Tax Reform, the Company had a substantial amount of previously taxed earnings that could be distributed to the U.S. without additional U.S. taxation. As of April 29, 2023, the Company determined that approximately $49.2 million of such foreign earnings are not indefinitely reinvested. The incremental tax cost to repatriate these earnings to the U.S. is immaterial. The Company intends to indefinitely reinvest the remaining earnings from the Company’s foreign subsidiaries for which a deferred income tax liability has not already been recorded. The Company continues to evaluate its plans for reinvestment or repatriation of unremitted foreign earnings and regularly reviews its cash positions and determination of indefinite reinvestment of foreign earnings. If the Company determines that all or a portion of such foreign earnings are no longer indefinitely reinvested, the Company may be subject to additional foreign withholding taxes and U.S. state income taxes, beyond the one-time transition tax.
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

Net revenue and earnings (loss) from operations are summarized (in thousands):

	Three Months Ended
	Apr 29, 2023	Apr 30, 2022
Net revenue:
Americas Retail	$143,544	$166,485
Americas Wholesale	51,393	68,357
Europe	280,198	276,009
Asia	70,775	56,222
Licensing	23,888	26,400
Total net revenue	$569,798	$593,473
Earnings (loss) from operations:
Americas Retail	$(3,287)	$14,266
Americas Wholesale	13,093	17,397
Europe	1,593	17,890
Asia	3,830	(3,487)
Licensing	22,295	24,444
Total segment earnings from operations	37,524	70,510
Corporate overhead	(36,512)	(33,192)
Asset impairment charges[1]	(1,934)	(1,544)
Net gains on lease modifications[2]	—	601
Total earnings (loss) from operations	$(922)	$36,375
______________________________________________________________________
Notes:
1    During the three months ended April 29, 2023 and April 30, 2022, the Company recognized asset impairment charges related primarily to property and equipment of certain retail locations resulting from under-performance and expected store closures. Refer to Note 15 for more information regarding these asset impairment charges.
2    During the three months ended April 30, 2022, the Company recorded net gains on lease modifications related primarily to the early termination of certain lease agreements.
The below presents information regarding geographic areas in which the Company operated. Net revenue is classified primarily based on the country where the Company’s customer is located (in thousands):

	Three Months Ended
	Apr 29, 2023	Apr 30, 2022
Net revenue:
U.S.	$133,952	$169,127
Italy	60,370	56,366
South Korea	47,589	35,884
Canada	32,574	40,578
Germany	32,364	35,841
Spain	29,236	30,113
Other countries	209,825	199,164
Total product sales	545,910	567,073
Net royalties	23,888	26,400
Net revenue	$569,798	$593,473
Due to the seasonal nature of the Company’s business segments, the above net revenue and operating results are not necessarily indicative of the results that may be expected for the full fiscal year.

(9)Borrowings and Finance Lease Obligations
Borrowings and finance lease obligations are summarized (in thousands):

	Apr 29, 2023	Jan 28, 2023
Borrowings under credit facilities	$139,679	$70,304
Term loans	19,323	25,516
Finance lease obligations	18,922	19,865
Mortgage debt	17,017	17,189
Other	3,523	3,427
	198,464	136,301
Less current installments	39,092	40,380
Long-term debt and finance lease obligations	$159,372	$95,921
Term Loans
The Company entered into term loans with certain banks primarily in Europe during fiscal 2021. These loans are primarily unsecured, have remaining terms of approximately two years and incur interest at annual rates ranging between 1.3% to 5.2%. As of April 29, 2023 and January 28, 2023, the Company had outstanding borrowings of $19.3 million and $25.5 million, respectively, under these borrowing arrangements.
Finance Lease Obligations
The Company leases its European distribution center in the Netherlands under a finance lease which primarily provides for monthly minimum lease payments through May 2027 with an effective interest rate of approximately 6%. The Company has also entered into finance leases for equipment used in its European distribution centers. These finance lease obligations totaled $14.3 million and $15.0 million as of April 29, 2023 and January 28, 2023, respectively.
The Company also has smaller finance leases related primarily to computer hardware and software. As of April 29, 2023 and January 28, 2023, these finance lease obligations totaled $4.6 million and $4.9 million, respectively.
Mortgage Debt
During fiscal 2017, the Company entered into a ten-year $21.5 million real estate secured loan (the “Mortgage Debt”) which is secured by the Company’s U.S. distribution center based in Louisville, Kentucky. The Mortgage Debt requires the Company to comply with a fixed charge coverage ratio on a trailing four-quarter basis if consolidated cash, cash equivalents, short-term investment balances and availability under borrowing arrangements fall below certain levels. In addition, the Mortgage Debt contains customary covenants, including covenants that limit or restrict the Company’s ability to incur liens on the mortgaged property and enter into certain contractual obligations. Upon the occurrence of an event of default under the Mortgage Debt, the lender may terminate the Mortgage Debt and declare all amounts outstanding to be immediately due and payable. The Mortgage Debt specifies a number of events of default (some of which are subject to applicable grace or cure periods), including, among other things, non-payment defaults, covenant defaults, cross-defaults to other material indebtedness, bankruptcy and insolvency defaults and material judgment defaults. Interest on the Mortgage Debt was payable at a variable rate based on LIBOR. In May 2023, the Company amended the terms of the Mortgage Debt for the interest rate to be based on SOFR effective May 1, 2023. The Company also amended its existing interest rate swap agreement, resulting in a swap fixed rate of approximately 3.14%.
Credit Facilities
Long-Term 2023 Credit Facility
During fiscal 2023, the Company amended and restated its senior secured asset-based revolving credit facility with Bank of America, N.A. and other lenders party thereto to extend the maturity date of the credit facility to December 20, 2027, among other changes (as amended, the “2023 Credit Facility”). In addition, the

Company entered into an amendment agreement to permit, among other things, the exchange and subscription offering on April 12, 2023. Pursuant to the amendment, the 2023 Credit Facility is subject to earlier maturity as of 60 days before the maturity date of the Company’s 2024 Notes if satisfactory payment conditions have not been met during such 60 days period. The amendment retains the 2023 Credit Facility’s existing provisions for earlier maturity as of 60 days before the maturity date of the Company’s 2024 Notes if (1) such notes have not been refinanced or converted into equity by that date or (2) arrangements satisfactory to the Lenders for the refinancing or conversion of the 2024 Notes have not been made. The 2023 Credit Facility provides for a borrowing capacity in an amount up to $150 million, including a Canadian sub-facility up to $20 million, subject to a borrowing base. Based on applicable accounts receivable, inventory and eligible cash, subject to certain reserves, balances as of April 29, 2023, the Company could have borrowed up to $128 million under the 2023 Credit Facility. The 2023 Credit Facility has an option to expand the borrowing capacity by up to $150 million subject to certain terms and conditions, including the willingness of existing or new lenders to assume such increased amount. The 2023 Credit Facility is available for direct borrowings and the issuance of letters of credit, subject to certain letters of credit sublimits, and may be used for repayment of debt, working capital and other general corporate purposes. As of April 29, 2023, the Company had $8.1 million in outstanding standby letters of credit, no outstanding documentary letters of credit and no outstanding borrowings under the 2023 Credit Facility. As of January 28, 2023, the Company had $8.1 million in outstanding standby letters of credit, no outstanding documentary letters of credit and no outstanding borrowings under the 2023 Credit Facility.
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

Long-Term 2022 Credit Facility
During fiscal 2023, Guess Europe Sagl, a wholly owned subsidiary of the Company, entered into a credit agreement (the “Credit Agreement”) for a €250 million revolving credit facility (the “2022 Credit Facility”) with an initial five-year term. The Company has an option to extend the maturity date by up to two years and an option to expand the 2022 Credit Facility by up to €100 million, subject to certain conditions. At closing, there were no direct borrowings under the 2022 Credit Facility. The Company terminated certain European short-term borrowing arrangements totaling €120 million with various banks in Europe concurrently with the closing of the Credit Agreement.
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
The Credit Agreement contains various annual sustainability key performance targets, the achievement of which would result in an adjustment to the interest margin ranging from a plus 5 basis points to a minus 5 basis points per year. The Credit Agreement includes a financial covenant requiring a maximum leverage ratio of the guarantor and its subsidiaries. In addition, the Credit Agreement includes customary representations and warranties, affirmative and negative covenants and events of default. As of April 29, 2023, the Company had $121.2 million outstanding borrowings and $154.3 million available for future borrowings under the 2022 Credit Facility. As of January 28, 2023, the Company had $54.4 million outstanding borrowings and $217.4 million available for future borrowings under the 2022 Credit Facility.
Other Credit Facilities
The Company, through its Chinese subsidiary, maintains a short-term uncommitted bank borrowing agreement that provides for a borrowing capacity up to $30 million, primarily for working capital purposes. The Company had $15.9 million and $14.0 million in outstanding borrowings under this agreement as of April 29, 2023 and January 28, 2023, respectively.
The Company, through its Japanese subsidiary, maintains a short-term uncommitted bank borrowing agreement that provides for a borrowing capacity up to ¥500 million ($3.7 million), primarily for working capital purposes. The Company had $2.6 million and $1.9 million in outstanding borrowings under this agreement as of April 29, 2023 and January 28, 2023, respectively.
From time-to-time, the Company will obtain other financing in foreign countries for working capital to finance its local operations.
(10)Convertible Senior Notes and Related Transactions
Exchange and Subscription Agreements
In April 2023, the Company issued $275 million principal amount of the 2028 Notes in a private placement pursuant to separate, privately negotiated exchange and subscription agreements (the “Exchange and Subscription Agreements”) with a limited number of holders of its 2024 Notes and certain other investors, in each case pursuant to exemptions from registration under the Securities Act of 1933, as amended. Pursuant to the Exchange and Subscription Agreements, the Company exchanged approximately $184.9 million in aggregate principal amount of its 2024 Notes for $163.0 million in aggregate principal amount of new 2028 Notes and an aggregate of approximately $33.3 million in cash, representing accrued and unpaid interest and other consideration on the 2024 Notes, and issued $112.0 million aggregate principal amount of 2028 Notes for cash at par. Immediately following the closing of the aforementioned transactions, $115.1 million in aggregate principal amount of the 2024 Notes remained outstanding. In addition, the Company concurrently repurchased

$42.8 million, including excise tax, of its common stock through broker-assisted market transactions, pursuant to the Company’s 2021 Share Repurchase Program.
The Company evaluated all exchanges and determined approximately 74% of the exchanged notes were accounted for as extinguishments of debt and approximately 26% were accounted for as modification of debt. As a result of these transactions, the Company recognized a $7.7 million loss on extinguishment of debt.
3.75% Convertible Senior Notes due 2028
In connection with the issuance of the 2028 Notes, the Company entered into an indenture (the “2028 Indenture”) with respect to the 2028 Notes with U.S. Bank Trust Company, N.A., as trustee (the “2028 Trustee”). The 2028 Notes are senior unsecured obligations of the Company and bear interest at an annual rate of 3.75% payable semi-annually in arrears on April 15 and October 15 of each year, beginning on October 15, 2023. The 2028 Notes will mature on April 15, 2028, unless earlier repurchased or converted in accordance with their terms.
The 2028 Notes are convertible in certain circumstances into cash, shares of the Company’s common stock, or a combination of cash and shares of the Company’s common stock, at the Company’s election, at an initial conversion rate of 40.4858 shares of common stock per $1,000 principal amount of 2028 Notes, which is equivalent to an initial conversion price of approximately $24.70 per share, subject to adjustment upon the occurrence of certain events. The 2028 Indenture requires an adjustment to the conversion rate and the conversion price of the 2028 Notes for quarterly dividends exceeding $0.225 per share. Prior to November 15, 2027, the 2028 Notes are convertible only upon the occurrence of certain events and during certain periods, and thereafter, at any time until the close of business on the second scheduled trading day immediately preceding the maturity date of the 2028 Notes.
Following certain corporate events described in the 2028 Indenture that occur prior to the maturity date, the conversion rate will be increased for a holder who elects to convert its 2028 Notes in connection with such corporate event in certain circumstances. The 2028 Notes are not redeemable prior to maturity, and no sinking fund is provided for the 2028 Notes. As of April 29, 2023, none of the conditions allowing holders of the 2028 Notes to convert had been met. The Company expects to settle the principal amount of the 2028 Notes in fiscal 2029 in cash and any excess in shares.
The Company incurred approximately $6.0 million of debt issuance costs related to the 2028 Notes including third-party offering costs. Debt issuance costs were recorded as a contra-liability (other than $0.5 million expensed related to 2024 Notes that were subject to modification accounting) and are presented net against the 2028 Notes balance on the Company’s condensed consolidated balance sheets. These costs are being amortized to interest expense over the term of the 2028 Notes.
2.00% Convertible Senior Notes due 2024
In April 2019, the Company issued $300 million principal amount of the 2024 Notes in a private offering. In connection with the issuance of the 2024 Notes, the Company entered into an indenture (the “2024 Indenture”) with respect to the Notes with U.S. Bank N.A., as trustee (the “2024 Trustee”). The Notes are senior unsecured obligations of the Company and bear interest at an annual rate of 2.00% payable semi-annually in arrears on April 15 and October 15 of each year. The Company incurred $5.3 million debt issuance costs, which was comprised of $3.8 million of discounts and commissions payable to the initial purchasers and third-party offering costs of approximately $1.5 million. These costs have been amortized to interest expense over the term of the 2024 Notes. As previously noted, $115.1 million of the 2024 Notes remains outstanding and will mature on April 15, 2024, unless earlier repurchased or converted in accordance with their terms.
The 2024 Notes are convertible in certain circumstances into cash, shares of the Company’s common stock, or a combination of cash and shares of the Company’s common stock, at the Company’s election, at an initial conversion rate of 38.7879 shares of common stock per $1,000 principal amount of 2024 Notes, which is equivalent to an initial conversion price of approximately $25.78 per share, subject to adjustment upon the occurrence of certain events. In accordance with the terms of the 2024 Indenture, the Company has adjusted the conversion rate and the conversion price of the 2024 Notes for quarterly dividends exceeding $0.1125 per share (the conversion price is currently approximately $24.92 per share). Prior to November 15, 2023, the 2024 Notes are convertible only upon the occurrence of certain events and during certain periods, and thereafter, at any time until the close of business on the second scheduled trading day immediately preceding the maturity date of the 2024 Notes. Following certain corporate events described in the 2024 Indenture that occur prior to such maturity date, the conversion rate will be adjusted under certain circumstances. The 2024 Notes are not redeemable prior to maturity, and no sinking fund is provided for the 2024 Notes. As of April 29, 2023, none of the conditions allowing holders of the 2024 Notes to convert had been met. The Company expects to settle the principal amount of the 2024 Notes in fiscal 2025 in cash and any excess in shares.
During the three months ended April 29, 2023, the Company recorded total interest expense of $1.7 million, which consisted of coupon interest expense of $1.5 million and the amortization of debt discount and issuance costs of $0.2 million, related to the Notes. During the three months ended April 30, 2022, the Company recorded total interest expense of $1.7 million, which consisted of coupon interest expense of $1.5 million and $0.2 million amortization of debt issuance costs, related to the 2024 Notes.
The Notes consist of the following (in thousands):

	Apr 29, 2023	Jan 28, 2023
2028 Notes
Principal	$275,000	$—
Unamortized debt discount and issuance costs[1]	(9,406)	—
Net carrying amount	$265,594	$—

Fair value, net[2]	$268,127	$—

2024 Notes
Principal	$115,144	$300,000
Unamortized debt issuance costs	(332)	(1,069)
Net carrying amount	$114,812	$298,931

Fair value, net[2]	$118,226	$331,862
______________________________________________________________________
Notes:
1The unamortized debt discount related to the 2028 Notes is due to the result of the modification accounting for a portion of the exchanged notes. This discount represents both an increase in the fair value of the embedded conversion option, which is calculated as the difference between the fair value of the embedded conversion option immediately before and after the exchange, and cash paid to modified noteholders. The change in conversion option value reduces the carrying amount of the convertible debt instrument with a corresponding increase in additional paid-in capital. The additional cash paid to modified noteholders increased the debt discount. This debt discount is being amortized to interest expense over five years.
2The fair value of the Notes is determined based on inputs that are observable in the market and have been classified as Level 2 in the fair value hierarchy.
Convertible Bond Hedge and Warrant Transactions
In April 2023, in connection with the offering of the 2028 Notes, the Company entered into convertible note hedge transactions whereby the Company had the option to purchase a total of approximately 11.1 million shares of its common stock at an initial strike price of approximately $24.70 per share. The total cost of the convertible note hedge transactions was $51.8 million. In addition, the Company sold warrants whereby the holders of the warrants had the option to purchase a total of approximately 11.1 million shares of the Company’s common stock at an initial strike price of $41.80 per share. The Company received $20.2 million in cash proceeds from the sale of these warrants. Both the number of shares underlying the convertible note hedges and warrants and the strike price of the instruments are subject to customary adjustments. The purchase of the convertible note hedges is intended to offset dilution from the conversion of the 2028 Notes to the extent the market price per share of the Company’s common stock exceeds the then-applicable strike price of the convertible note hedges. The warrant transaction may have a dilutive effect with respect to the Company’s common stock to the extent the market price per share of the Company’s common stock exceeds the then-applicable strike price of the warrants. The convertible note hedges and warrants are recorded in stockholders’ equity, are not accounted for as derivatives and are not remeasured each reporting period.
Concurrently, in connection with the retirement of $184.9 million in principal amount of the 2024 Notes, the Company entered into Partial Termination Agreements with certain financial institutions to unwind a portion of the convertible note hedge transactions and warrant transactions the Company had entered into in connection with the issuance of the 2024 Notes. The terminated portion is in a notional amount corresponding to the amount of exchanged 2024 Notes. As a result, the Company received $7.2 million, which reduced the number of purchase options to approximately 4.6 million shares of common stock at an adjusted strike price of approximately $24.92 per share. Additionally, the Company paid $1.0 million related to terminated warrants, which reduced the number of shares that may be purchased pursuant to the warrants to 4.6 million shares of common stock at an adjusted strike price of approximately $45.31 per share. This transaction resulted in a $6.2 million net increase in additional paid-in capital in the Company’s consolidated balance sheet as of April 29, 2023. For the remaining portion of the convertible note hedge transactions and warrant transactions entered into in connection with the 2024 Notes, both the number of shares underlying the instruments and the strike price of the instruments are subject to customary adjustments pursuant to their original terms. In accordance with the original terms of the convertible note hedge confirmations and warrant confirmations, respectively, the Company has adjusted the strike prices with respect to the convertible note hedges and warrants for quarterly dividends exceeding $0.1125 per share (currently approximately $24.92 per share and $45.31 per share, respectively). The remaining convertible note hedges and warrant transactions continue to serve to partially offset the potential dilution arising from the conversion of the 2024 Notes that remain outstanding.
(11)Share-Based Compensation
The following summarizes the share-based compensation expense recognized under all of the Company’s stock plans (in thousands):

	Three Months Ended
	Apr 29, 2023	Apr 30, 2022
Stock options	$506	$600
Stock awards/units	4,065	3,372
Employee Stock Purchase Plan	49	80
Total share-based compensation expense	$4,620	$4,052
Unrecognized compensation cost related to nonvested stock options and nonvested stock awards/units totaled approximately $0.2 million and $27.2 million, respectively, as of April 29, 2023. This cost is expected to be recognized over a weighted average period of 1.8 years.
Annual Grants
On March 22, 2023, the Company made an annual grant of 548,100 nonvested stock awards/units to its employees.
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

The following summarizes the activity for nonvested performance-based units during the three months ended April 29, 2023:

	Number of Units	Weighted Average Grant Date Fair Value
Nonvested at January 28, 2023	612,627	$20.14
Granted	—	—
Vested	(278,757)	18.25
Forfeited	(184,365)	20.34
Nonvested at April 29, 2023	149,505	$23.41
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
The following summarizes the activity for nonvested market-based units during the three months ended April 29, 2023:

	Number of Units	Weighted Average Grant Date Fair Value
Nonvested at January 28, 2023	946,787	$14.75
Granted[1]	145,003	6.38
Vested[1]	(505,494)	6.38
Forfeited	—	—
Nonvested at April 29, 2023	586,296	$19.89
______________________________________________________________________
Notes:
1    As a result of the achievement of certain market-based vesting conditions, there were 145,003 shares that vested in addition to the original target number of shares granted in fiscal 2021.
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
Leases
The Company leases warehouse and administrative facilities, including the Company’s North American corporate headquarters in Los Angeles, California, from partnerships affiliated with the Marciano Entities and certain of their affiliates. There were four of these leases in effect as of April 29, 2023 with expiration or option exercise dates ranging from calendar years 2023 to 2030.
Aggregate lease costs recorded under these four related party leases were approximately $2.3 million for each of the three months ended April 29, 2023 and April 30, 2022. The Company believes that the terms of the related party leases are no less favorable to the Company than would have been available from unaffiliated third parties. Refer to Note 2 for more information on lease commitments.

Aircraft Arrangements
The Company periodically charters aircraft owned by the Marciano Entities through informal arrangements with the Marciano Entities and independent third-party management companies contracted by such Marciano Entities to manage their aircraft. The Company believes that the terms of the charter arrangements are no less favorable to the Company than would have been available from unaffiliated third parties. The total fees paid under these arrangements for the three months ended April 29, 2023 and April 30, 2022 were approximately $1.1 million and $0.6 million, respectively.
Minority Investment
The Company owns a 30% interest in a privately held men’s footwear company (the “Footwear Company”) in which the Marciano Entities own a 45% interest. In December 2020, the Company provided the Footwear Company with a revolving credit facility for $2.0 million, which provides for an annual interest rate of 2.75% and matures in November 2023. As of both April 29, 2023 and January 28, 2023, the Company had a note receivable of $0.4 million included in other assets in its condensed consolidated balance sheets related to outstanding borrowings by the Footwear Company under this revolving credit facility.
In May 2022, the Company entered into a Fulfillment Services Agreement with the Footwear Company under which the Company will provide certain fulfillment services for the Footwear Company’s U.S. wholesale and e-commerce businesses from the Company’s U.S distribution center on a cost-plus 5% basis. The Footwear Company also pays rent to the Company for the use of a small office space in the Company’s U.S. headquarters. In June 2022, the Company (through a wholly-owned Swiss subsidiary) entered into a Distributorship Agreement with the Footwear Company under which the Company was designated as the exclusive distributor (excluding e-commerce) for the Footwear Company in the European Union and other specified countries. The Distributorship Agreement provided for (i) the Company to receive a 35% discount from the Footwear Company’s wholesale prices, (ii) no minimum sales requirements or advertising spending requirements for the Company, (iii) an initial 15 month term with annual renewals thereafter and (iv) other standard terms and conditions for similar arrangements. In May 2023, the Distributorship Agreement was amended to (i) reflect a reduction in the amount of sales services to be performed by the Company, (ii) revise the wholesale discount to 22% and (iii) provide an annual 2% advertising commitment by the Company. During the three months ended April 29, 2023, there were less than $5,000 in fees received with respect to the U.S. fulfillment services, approximately $4,000 in fees received with respect to office rent and less than $5,000 in amounts paid related to the distributorship arrangements.
Vendor Purchases
The Company purchases faux fur products from a privately-held fashion accessories company (the “Fashion Company”). Mr. Maurice Marciano, Mr. Paul Marciano and Mr. Carlos Alberini own on a combined basis 20% of the outstanding common equity interests in the Fashion Company (with the Marcianos jointly owning 16% and Mr. Alberini owning 4%). The total payments made by the Company to the Fashion Company were approximately $0.3 million and $1.2 million for the three months ended April 29, 2023 and April 30, 2022, respectively. The Company believes that the price paid by the Company for the Fashion Company’s products and the terms of the transactions between the Company and the Fashion Company have not been affected by this passive investment of Messrs. Marcianos and Mr. Alberini in the Fashion Company.
Vendor Collaboration
During April 2023, the Company entered into a co-branding collaboration arrangement in connection with a large-scale music festival with a privately-held alcoholic beverage company (the “Beverage Company”) in which the Marciano Entities hold an approximately 15% ownership interest. The co-branding arrangement provided for (i) the Beverage Company to pay a $100,000 fee, provide certain beverage products, facilitate the acquisition of additional third-party sponsors for the event and co-brand its social media posts with the Company and (ii) the Company to engage social-media influencers to attend the event and promote both companies through social-media posts, and provide promotional travel, lodging, hospitality and other ancillary expenses for select attendees at the co-branded event.

(13)    Commitments and Contingencies
Investment Commitments
As of April 29, 2023, the Company had an unfunded commitment to invest €10.9 million ($12.0 million) in a private equity fund. Refer to Note 15 for further information.
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
On January 11, 2022, Legion Partners Holdings, LLC (“Legion”), a stockholder of Guess common stock, sent two letters to the Board of Directors of Guess (the “Board”). One letter sought books and records pursuant to Section 220 of the Delaware General Corporation Law (the “220 Demand”) to purportedly investigate potential breaches of fiduciary duties by the Board in connection with the Board’s renomination of Mr. Maurice Marciano to the Board and certain related party transactions. The second letter demanded that the Board take action to cause the Company to investigate and commence legal proceedings for breach of fiduciary duty claims the Company may have in connection with alleged misconduct of Mr. Paul Marciano, the Board’s oversight of and response to such alleged misconduct, and the Board’s review and approval of certain related-party transactions (the “Litigation Demand”). On January 31, 2022, the Company responded to both letters informing Legion that the Company was reviewing the formation of a committee in response to the Litigation Demand and detailing the deficiencies with the 220 Demand under Delaware law, including that Legion failed to state a proper purpose and that the scope of Legion’s requested books and records was overbroad. The Company subsequently formed a Demand Review Committee (the “DRC”), which is engaged in an ongoing review of the matters detailed in the Litigation Demand.
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
On February 16, 2023, Legion filed a stockholder derivative lawsuit styled Legion Partners Holdings, LLC, derivatively on behalf of Guess?, Inc. v. Paul Marciano, et al. in the Court of Chancery of the State of Delaware against the Company, as the nominal defendant, Mr. Paul Marciano and other members of the Board, alleging breach of fiduciary duties relating to the continued service of Mr. Paul Marciano to the Company following the prior allegations described in the ERSRI stockholder derivative lawsuit. Legion seeks monetary damages and possible injunctive relief. On March 15, 2023, the Company moved for a more definite statement and moved to dismiss or stay the action. On May 9, 2023, Legion voluntarily dismissed the claims against Mr. Paul Marciano without prejudice.
Redeemable Noncontrolling Interests
The Company is party to a put arrangement with respect to the common securities that represent the remaining noncontrolling interest for its majority-owned subsidiary, Guess Brasil Comércio e Distribuição S.A. (“Guess Brazil”). The put arrangement for Guess Brazil, representing 40% of the total outstanding equity interest of that subsidiary, may be exercised at the discretion of the noncontrolling interest holder by providing written notice to the Company every third anniversary beginning in March 2019, subject to certain time restrictions. The redemption value of the Guess Brazil put arrangement is based on a multiple of Guess Brazil’s earnings before interest, taxes, depreciation and amortization subject to certain adjustments and is classified as a redeemable noncontrolling interest outside of permanent equity in the Company’s condensed consolidated balance sheet. The carrying value of the redeemable noncontrolling interest related to Guess Brazil was $0.5 million as of both April 29, 2023 and January 28, 2023.
The Company (through a wholly-owned European subsidiary) is also party to a put arrangement with respect to the securities that represent the remaining noncontrolling interest for its majority-owned Russian subsidiary, Guess? CIS, LLC (“Guess CIS”), which was established through a majority-owned joint venture during fiscal 2016. The put arrangement for Guess CIS (the “Put Option”), representing 30% of the total outstanding equity interest of that subsidiary, may be exercised at the sole discretion of the noncontrolling interest holder (the “Minority Holder”) by providing written notice to the Company through December 31, 2025. The redemption value of the Put Option is based on a multiple of Guess CIS’s earnings before interest, taxes, depreciation and amortization subject to certain adjustments and is classified as a redeemable noncontrolling interest outside of permanent equity in the Company’s condensed consolidated balance sheet. The carrying value of the redeemable noncontrolling interest related to Guess CIS was €8.0 million as of both April 29, 2023 and January 28, 2023.
In November 2022, the Minority Holder exercised the Put Option, triggering a contractual obligation for the Company to purchase the Minority Holder’s 30% interest in Guess CIS. Following a comprehensive review of the various economic sanctions imposed by the United States and European governments with respect to Russia, and obtaining guidance from the U.S. Department of the Treasury’s Office of Foreign Assets Control,

the Company determined that its acquisition of the Minority Holder’s 30% interest in Guess CIS pursuant to the Company’s pre-sanctions contractual obligation to fulfill the Minority Holder’s exercise of the Put Option is not prohibited by current economic sanctions, including the U.S. ban on new investment in Russia. As such, following the exercise of the Put Option by the Minority Holder, the Company and the Minority Holder entered into an agreement to proceed with the Company’s acquisition of the Minority Holder’s 30% interest in Guess CIS for a purchase price of €8.0 million, subject to the formal approval of the acquisition by the relevant Russian government commission and certain other customary conditions. This formal approval was received, and the purchase was completed, in May 2023.
The Company’s European subsidiary, Guess Europe SAGL has also counter guaranteed up to $900,000 of Guess CIS’s obligations under its local Russian guarantee line, as required by certain lease agreements.
The redeemable noncontrolling interests of the Guess Brazil and Guess CIS put arrangements are recorded at the greater of their carrying values, adjusted for their share of the allocation of income or loss, dividends and foreign currency translation adjustments, or redemption values. During the three months ended April 29, 2023 and April 30, 2022, the Company had no redeemable noncontrolling interest redemption value adjustment.
A reconciliation of the total carrying amount of redeemable noncontrolling interests is (in thousands):

	Three Months Ended
	Apr 29, 2023	Apr 30, 2022
Beginning balance	$9,154	$9,500
Foreign currency translation adjustment	180	354
Ending balance	$9,334	$9,854
(14)Defined Benefit Plans
Supplemental Executive Retirement Plan
The Company’s Supplemental Executive Retirement Plan (“SERP”) provides select employees who satisfy certain eligibility requirements with certain benefits upon retirement, termination of employment, death, disability or a change in control of the Company, in certain prescribed circumstances. As a non-qualified pension plan, no dedicated funding of the SERP is required; however, the Company has made periodic payments into insurance policies held in a rabbi trust to fund the expected obligations arising under the non-qualified SERP. The cash surrender values of the insurance policies were $64.0 million and $64.4 million as of April 29, 2023 and January 28, 2023, respectively, and were included in other assets in the Company’s condensed consolidated balance sheets. As a result of changes in the value of the insurance policy investments, the Company recorded unrealized gains of $0.1 million and unrealized losses of $3.3 million in other income (expense) during the three months ended April 29, 2023 and April 30, 2022, respectively. The projected benefit obligation was $42.3 million and $42.4 million as of April 29, 2023 and January 28, 2023, respectively, and was included in accrued expenses and other current liabilities and other long-term liabilities in the Company’s condensed consolidated balance sheets depending on the expected timing of payments. SERP benefit payments of $0.5 million were made during each of the three months ended April 29, 2023 and April 30, 2022.
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
As of April 29, 2023 and January 28, 2023, the foreign pension plans had a total projected benefit obligation of $49.5 million and $47.4 million, respectively, and plan assets held in independent investment fiduciaries of $43.0 million and $41.2 million, respectively. The net liability of $6.4 million and $6.2 million was included in other long-term liabilities in the Company’s condensed consolidated balance sheets as of April 29, 2023 and January 28, 2023, respectively.

The components of net periodic defined benefit pension cost related to the Company’s defined benefit plans are (in thousands):

	SERP	Foreign Pension Plans	Total
	Three Months Ended April 29, 2023
Service cost	$—	$913	$913
Interest cost	465	224	689
Expected return on plan assets	—	(199)	(199)
Net amortization of unrecognized prior service credit	—	(39)	(39)
Net amortization of actuarial losses	—	62	62
Net periodic defined benefit pension cost	$465	$961	$1,426

	Three Months Ended April 30, 2022
Service cost	$—	$775	$775
Interest cost	333	57	390
Expected return on plan assets	—	(70)	(70)
Net amortization of unrecognized prior service credit	—	(23)	(23)
Net amortization of actuarial losses	17	13	30
Net periodic defined benefit pension cost	$350	$752	$1,102
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

The following presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements				Fair Value Measurements
	at Apr 29, 2023				at Jan 28, 2023
Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Foreign exchange currency contracts	$—	$667	$—	$667	$—	$2,219	$—	$2,219
Interest rate swap	—	922	—	922	—	1,034	—	1,034
Total	$—	$1,589	$—	$1,589	$—	$3,253	$—	$3,253
Liabilities:
Foreign exchange currency contracts	$—	$15,996	$—	$15,996	$—	$16,704	$—	$16,704
Interest rate swap	—	—	—	—	—	—	—	—
Deferred compensation obligations	—	15,308	—	15,308	—	15,187	—	15,187
Total	$—	$31,304	$—	$31,304	$—	$31,891	$—	$31,891
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
The Company included €3.7 million ($4.1 million) and €3.7 million ($4.0 million) in other assets in the Company’s condensed consolidated balance sheets related to its investment in a private equity fund as of April 29, 2023 and January 28, 2023, respectively. The Company uses net asset value per share as a practical expedient to measure the fair value of this investment and has not included this investment in the fair value hierarchy as disclosed above. As of April 29, 2023, the Company had an unfunded commitment to invest an additional €10.9 million ($12.0 million) in the private equity fund.
The fair values of the Company’s debt instruments (see Note 9) are based on the amount of future cash flows associated with each instrument discounted using the Company’s incremental borrowing rate. As of April 29, 2023 and January 28, 2023, the carrying value was not materially different from fair value, as the interest rates on the Company’s debt approximated rates currently available to the Company. The fair value of the Company’s Notes (see Note 10) is determined based on inputs that are observable in the market and have been classified as Level 2 in the fair value hierarchy.
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
As discussed further in Note 1, macroeconomic conditions, including rising inflation, higher interest rates, foreign exchange rate fluctuations, declines in consumer spending and the impact of the ongoing conflict in Ukraine and public health crises continued to negatively impact the Company’s financial results during the three months ended April 29, 2023 and April 30, 2022, and could continue to impact the Company’s operations in ways the Company is not able to predict today. The Company has made reasonable assumptions and judgments to determine the fair value of the assets tested based on the facts and circumstances that were available as of the reporting date. If actual results are not consistent with the assumptions and judgments used in estimating future cash flows and asset fair values, there may be additional exposure to future impairment losses that could be material to the Company’s results of operations.
The Company recorded asset impairment charges of $1.9 million during the three months ended April 29, 2023. The Company recorded asset impairment charges of $1.5 million during the three months ended April 30, 2022. The Company recognized $1.9 million in impairment of property and equipment related to certain retail locations primarily in Europe and the Americas driven by under-performance and expected store closures during the three months ended April 29, 2023. The Company recognized $1.5 million in impairment of property and equipment related to certain retail locations primarily in Europe and Asia during the three months ended April 30, 2022. The Company recognized no impairment charges on ROU assets during the three months ended April 29, 2023 and April 30, 2022.
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

During the three months ended April 29, 2023, the Company assessed qualitative factors and determined that it is not more likely than not that the fair values of its reporting units are less than their carrying amounts.
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
The impact of the credit risk of the counterparties to the derivative contracts is considered in determining the fair value of the foreign exchange currency contracts and interest rate swap agreements. As of April 29, 2023, credit risk has not had a significant effect on the fair value of the Company’s foreign exchange currency contracts and interest rate swap agreements.
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
Summary of Derivative Instruments
The fair value of derivative instruments in the condensed consolidated balance sheets is (in thousands):

	Fair Value at Apr 29, 2023	Fair Value at Jan 28, 2023	Derivative Balance Sheet Location
ASSETS:
Derivatives designated as hedging instruments:
Cash flow hedges:
Foreign exchange currency contracts	$310	$1,073	Other current assets
Interest rate swap	922	1,034	Other assets
Total derivatives designated as hedging instruments	1,232	2,107
Derivatives not designated as hedging instruments:
Foreign exchange currency contracts	357	1,146	Other current assets
Total	$1,589	$3,253
LIABILITIES:
Derivatives designated as hedging instruments:
Cash flow hedges:
Foreign exchange currency contracts	$12,179	$12,930	Accrued expenses/ Other long-term liabilities
Total derivatives designated as hedging instruments	12,179	12,930
Derivatives not designated as hedging instruments:
Foreign exchange currency contracts	3,817	3,774	Accrued expenses
Total	$15,996	$16,704
Derivatives Designated as Hedging Instruments
Foreign Exchange Currency Contracts Designated as Cash Flow Hedges
During the three months ended April 29, 2023, the Company purchased U.S. dollar forward contracts in Europe totaling US$30.0 million that were designated as cash flow hedges. As of April 29, 2023, the Company had forward contracts outstanding for its European operations of US$221.0 million to hedge forecasted merchandise purchases, which are expected to mature over the next 16 months.
As of April 29, 2023, accumulated other comprehensive income (loss) related to foreign exchange currency contracts included an $8.6 million net unrealized loss, net of tax, of which $6.8 million will be recognized in cost of product sales over the following 12 months, at the then current values on a pre-tax basis, which can be different than the current quarter-end values.
At January 28, 2023, the Company had forward contracts outstanding for its European operations of US$253.0 million that were designated as cash flow hedges.
Interest Rate Swap Agreement Designated as Cash Flow Hedge
As of April 29, 2023, accumulated other comprehensive income (loss) related to the interest rate swap agreement included a net unrealized gain of $0.7 million, net of tax, which will be recognized in interest expense over the following 12 months, at the then current values on a pre-tax basis, which can be different than the current quarter-end values.
The following summarizes the gains (losses) before income taxes recognized on derivative instruments designated as cash flow hedges in OCI and net earnings (loss) (in thousands):

	Gains (Losses) Recognized in OCI		Location of Gain (Loss) Reclassified from Accumulated OCI into Earnings (Loss)	Gains (Losses) Reclassified from Accumulated OCI into Earnings (Loss)
	Apr 29, 2023	Apr 30, 2022		Apr 29, 2023	Apr 30, 2022
	Three Months Ended
Derivatives designated as cash flow hedges:
Foreign exchange currency contracts	$(1,072)	$7,826	Cost of product sales	$5,893	$1,674
Interest rate swap	15	777	Interest expense	128	(61)
The following summarizes net after income tax derivative activity recorded in accumulated other comprehensive income (loss) (in thousands):

	Three Months Ended
	Apr 29, 2023	Apr 30, 2022
Beginning balance gain (loss)	$(1,584)	$7,280
Net gains (losses) from changes in cash flow hedges	(942)	7,563
Net gains reclassified into earnings (loss)	(5,343)	(1,443)
Ending balance gain (loss)	$(7,869)	$13,400
Foreign Exchange Currency Contracts Not Designated as Hedging Instruments
As of April 29, 2023, the Company had euro foreign exchange currency contracts to purchase US$68.0 million expected to mature over the next 12 months. As of January 28, 2023, the Company had euro foreign exchange currency contracts to purchase US$83.5 million.
The following summarizes the gains before income taxes recognized on derivative instruments not designated as hedging instruments in other income (expense) (in thousands):

	Location of Gains (Losses) Recognized in Earnings (Loss)	Gains (Losses) Recognized in Earnings (Loss)
		Three Months Ended
		Apr 29, 2023	Apr 30, 2022
Foreign exchange currency contracts	Other expense	$(625)	$1,580

(17)Subsequent Events
Dividends
On May 24, 2023, the Company’s Board of Directors approved an increase to the quarterly cash dividend, from $0.225 to $0.30 per share on the Company’s common stock. The cash dividend will be paid on June 23, 2023 to shareholders of record as of the close of business on June 7, 2023. In connection with the increase to the quarterly cash dividend, the Company will adjust the conversion rate (which is expected to increase) and the conversion price (which is expected to decrease) of the Notes in accordance with the terms of the 2024 Indenture and the 2028 Indenture, effective as of June 6, 2023. A corresponding adjustment is expected to be made to the strike prices with respect to the convertible note hedges and the warrants entered into by the Company in connection with the offering of the corresponding Notes, each of which will be decreased in accordance with the terms of the applicable convertible note hedge confirmations and warrant confirmations.

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
All statements other than statements of historical or current fact are forward-looking statements. These statements include those relating to expectations, analyses and other information based on current plans, forecasts of future results and estimates of amounts not yet determinable. These statements also relate to our goals, future prospects, potential actions and the ongoing conflict in Ukraine and other events impacting the markets in which we operate; statements concerning our future outlook, including with respect to the second quarter and full year of fiscal 2024; statements concerning our expectations, goals, future prospects, and current business strategies and strategic initiatives; and statements expressing optimism or pessimism about future operating results and growth opportunities are forward-looking statements. These forward-looking statements are frequently indicated by terms such as “expect,” “could,” “will,” “should,” “goal,” “strategy,” “believe,” “estimate,” “continue,” “outlook,” “plan,” “create,” “see,” and similar terms, are only expectations, and involve known and unknown risks and uncertainties, which may cause actual results in future periods to differ materially from what is currently anticipated. Factors which may cause actual results in future periods to differ materially from current expectations include, among others: our ability to maintain our brand image and reputation; domestic and international economic or political conditions, including economic and other events that could negatively impact consumer confidence and discretionary consumer spending; sanctions and export controls targeting Russia and other impacts related to the war in Ukraine; impacts related to the COVID-19 pandemic or other public health crises; risks relating to our indebtedness; changes to estimates related to impairments, inventory and other reserves; changes in the competitive marketplace and in our commercial relationships; our ability to anticipate and adapt to changing consumer preferences and trends; our ability to manage our inventory commensurate with customer demand; the high concentration of our Americas Wholesale business; risks related to the costs and timely delivery of merchandise to our distribution facilities, stores and wholesale customers; unexpected or unseasonable weather conditions; our ability to effectively operate our various retail concepts, including securing, renewing, modifying or terminating leases for store locations; our ability to successfully and/or timely implement our growth strategies and other strategic initiatives; our ability to successfully enhance our global omni-channel capabilities; our ability to expand internationally and operate in regions where we have less experience, including through joint ventures; risks relating to our convertible senior notes, including our ability to settle the liability in cash; disruptions at our distribution facilities; our ability to attract and retain management and other key personnel; obligations or changes in estimates arising from new or existing litigation, income tax and other regulatory proceedings; risks related to the income tax treatment of our third quarter fiscal 2022 intra-entity transfer of intellectual property rights from certain U.S. entities to a wholly-owned Swiss subsidiary; catastrophic events or natural disasters; changes in U.S. or foreign income tax or tariff policy, including changes to tariffs on imports into the U.S.; accounting adjustments to our unaudited financial statements identified during the completion of our annual independent audit of financial statements and financial controls or from subsequent events arising after issuance of this Quarterly Report; risk of future non-cash asset impairments, including goodwill, right-of-use lease assets and/or other store asset impairments; violations of, or changes to, domestic or international laws and regulations; risks associated with the acts or omissions of our licensees and third party vendors, including a failure to comply with our vendor code of conduct or other policies; risks associated with cyber security incidents and other cyber security risks; risks associated with our ability to properly collect, use, manage and secure consumer and employee data; risks associated with our vendors’ ability to maintain the strength and security of information technology systems; changes in economic, political, social and other conditions affecting our foreign operations and sourcing, including the impact of currency fluctuations, global income tax rates and economic and market conditions in the various countries in which we operate; impacts of inflation and further inflationary pressures; fluctuations in quarterly performance; slowing in-person customer traffic; increases in labor costs; increases in wages; risks relating to activist investor activity; and the significant voting power of our family founders. In addition to these factors, the economic, technological, managerial, and other risks identified in “Part I, Item 1A. Risk Factors” of our most recent Annual Report on Form 10-K, “Part II, Item 1A. Risk Factors” herein and other filings with the Securities and Exchange Commission, including but not limited to the risk factors discussed therein, could cause actual results to differ materially from current expectations. The current global economic climate, the ongoing conflict in Ukraine, concerns related to the current U.S. debt ceiling, possible instability in the banking system, and uncertainty surrounding potential changes in U.S. policies and regulations may amplify many of these risks. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
Business Update, Market Trends and Uncertainties
Macroeconomic conditions, including rising inflation, higher interest rates, foreign exchange rate fluctuations, declines in consumer spending, the impact of the ongoing conflict in Ukraine and the lingering effects of public health crises, continue to negatively impact our business. These conditions have also negatively impacted global supply chains, contributing to industry-wide increases to product and freight costs relative to pre-pandemic levels. We have been working actively to mitigate these headwinds to the extent possible through a number of global supply chain initiatives.
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
During the first three months of fiscal 2024, the average U.S. dollar rate was stronger against the euro, British pound, Polish zloty, Turkish lira, Canadian dollar, Japanese yen, Korean won and Chinese yuan and weaker against the Russian rouble and Mexican peso compared to the average rate in the same prior-year period. This had an overall unfavorable impact on the translation of our international revenues and on earnings from operations for the three months ended April 29, 2023 compared to the same prior-year period.
For the remainder of fiscal 2024, if the U.S. dollar strengthens further relative to the respective fiscal 2023 foreign exchange rates, foreign exchange could negatively impact our revenues and operating results, as well as our international cash and other balance sheet items, particularly in Canada, Europe (primarily the euro, Turkish lira, British Pound and Russian rouble) and Mexico. Alternatively, if the U.S. dollar weakens relative to the respective fiscal 2023 foreign exchange rates, our revenues and operating results, as well as our other cash balance sheet items, could be positively impacted by foreign currency fluctuations during the remainder of fiscal 2024, particularly in these regions. At roughly prevailing exchange rates, we expect currencies to continue to represent a headwind to operating profit and margin for the full fiscal year 2024.
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
Russia-Ukraine Conflict
We are currently operating in Russia through our wholesale and retail channels and we have immaterial wholesale operations through local wholesale partners in Belarus and Ukraine. Our operations in Russia are operated primarily through Guess? CIS, LLC (“Guess CIS”), a majority-owned Russian subsidiary in which we had a 70% interest as of April 29, 2023 and January 28, 2023. As more fully described below, we acquired the noncontrolling interest holder’s 30% interest in Guess CIS in May 2023, resulting in Guess CIS now being a wholly-owned subsidiary of the Company. Guess CIS currently operates 44 retail stores in Russia and acts as a distributor for our wholesale partners in Russia. We also operate in Russia through other local wholesale partners and by selling directly to retail customers through our European online store. Prior to February 2022, we also sold directly to retail customers in Ukraine and Belarus through our European online store.
Our operations in Russia, Belarus and Ukraine represented slightly more than 3% of our total revenue for the year ended January 28, 2023 and slightly less than 5% for the three months ended April 29, 2023, with our operations in Russia comprising over 90% of this total revenue. As of April 29, 2023, our total assets in Russia, all of which are held by Guess CIS, represented less than 2% of our total assets, consisting primarily of leasehold right of use assets, store inventory, furnishings and fixtures, and receivables. We only maintain inventory in Russia in an amount sufficient for operating our Russian retail stores. We do not maintain inventory or hold any other significant assets in Belarus or Ukraine. We do not rely, directly or indirectly, on goods sourced in Russia, Belarus or Ukraine. Other than such labor and services necessary to conduct our direct operations in Russia in the ordinary course of business, we do not rely, directly or indirectly, on services sourced in Russia, Belarus or Ukraine.
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
In connection with our investment in Guess CIS, we are party to a put arrangement with respect to the securities that represent the remaining noncontrolling interest for Guess CIS (the “Put Option”). The Put Option provides the noncontrolling interest holder of Guess CIS, a non-sanctioned Russian citizen (the “Minority Holder”), the right to compel us, through a wholly-owned European subsidiary, to purchase the remaining 30% of the total outstanding equity interest of Guess CIS at its sole discretion by providing written notice to us during the period after December 28, 2020, the fifth anniversary of the agreement, through December 31, 2025. The redemption value of the Put Option is based on a multiple of Guess CIS’s earnings before interest, taxes, depreciation and amortization, subject to certain adjustments. The carrying value of the redeemable noncontrolling interest related to the put arrangement was €8.0 million ($8.8 million) as of April 29, 2023. In November 2022, the Minority Holder exercised the Put Option, triggering a contractual obligation for us to purchase the Minority Holder’s 30% interest in Guess CIS. Following a comprehensive review of the various economic sanctions imposed by the United States and European governments with respect to Russia and obtaining guidance from the U.S. Department of the Treasury’s Office of Foreign Assets Control, we determined that our acquisition of the Minority Holder’s 30% interest in Guess CIS pursuant to our pre-sanctions contractual obligation to fulfill the Minority Holder’s exercise of the Put Option is not prohibited by current economic sanctions, including the U.S. ban on new investment in Russia. As such, following the exercise of the Put Option by the Minority Holder, we entered into an agreement with the Minority Holder to proceed with our acquisition of the Minority Holder’s 30% interest in Guess CIS for a purchase price of €8.0 million, subject to the formal approval of the acquisition by the relevant Russian government commission and certain other customary conditions. This formal approval was received, and the purchase was completed, in May 2023.
Impact of Sanctions and Trade Restrictions
Our Russian operations are subject to various sanctions and export control measures targeting Russia, Belarus, and the Russian-controlled regions of Ukraine (Crimea, Donetsk, and Luhansk). These measures include: (i) blocking sanctions prohibiting dealings with various Russian senior government officials, and companies in various sectors important to the Russian economy, including major Russian financial institutions; (ii) expanded sectoral sanctions related to designated Russian entities’ ability to raise capital; (iii) the disconnection of certain Russian and Belarusian banks from the Society for Worldwide Interbank Financial Telecommunication (“SWIFT”) financial messaging network; (iv) a ban on new investment in Russia; (v) a ban on the provision of certain services in Russia in the areas of accounting, trust formation, management consulting, quantum computing, architecture, engineering, and in relation to the maritime transport of Russian-origin crude oil and petroleum products; (vi) bans on the import into the United States of certain Russian origin products, including various energy products; (vii) bans on the conduct of business or investment activity in the Russian-controlled Crimea, Donetsk and Luhansk regions of Ukraine; and (viii) restrictions on the export of various products to Russia and Belarus, including certain dual-use industrial and commercial products, and luxury goods. Additionally, certain logistics operators have imposed bans on direct air deliveries to Russia and restrictions on land deliveries to and from Russia, Belarus and Ukraine, none of which have had a material impact on our operations to date. We assessed the applicability of these sanctions and trade restrictions based on internal assessments of relevant regulations and concluded our existing operations in Russia and Belarus have not been materially affected by these sanctions and trade restrictions, although we are limited from further expansion of our business in Russia. All of our deliveries (both wholesale and retail) undergo sanctions screening, including screening for maximum product value of $300 and €300 per item and prevention of shipments to sanctioned final recipients.
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
•The possibility of significant exchange rate volatility related to the Russian rouble;
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
Strategy
Our strategic vision and implementation plan for execution includes several key priorities to drive revenue and operating profit growth. These priorities are: (i) brand relevancy and brand elevation; (ii) product excellence; (iii) customer centricity; (iv) global footprint; (v) functional capabilities; and (vi) growth; each as further described below:
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
Growth. We intend to leverage our infrastructure and capabilities, as well as the strength of our brands, to drive revenue growth. We will focus on increasing the productivity of our existing network, growing organically in existing and new markets, pursuing brand extensions and category expansions and pursuing strategic acquisitions of brands and businesses that leverage our global infrastructure and network of licensees and wholesale partners.
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
In April 2023, we issued $275 million aggregate principal amount of 3.75% convertible senior notes due April 2028 (the “2028 Notes”) and retired approximately $184.9 million aggregate principal amount of the existing 2.00% convertible senior notes due April 2024 (the “2024 Notes”, and collectively referred to as the “Notes”) in a private offering. During the first quarter of fiscal 2024, in connection with the exchange and subscription offering related to the 2024 Notes and the 2028 Notes, we repurchased approximately 2.2 million shares of our common stock for $42.8 million, including excise tax, through broker-assisted market transactions, pursuant to our existing share repurchase program.
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

Other
We operate on a 52/53-week fiscal year calendar which ends on the Saturday nearest to January 31 of each year. The three months ended April 29, 2023 had the same number of days as the three months ended April 30, 2022. All references herein to “fiscal 2023” and “fiscal 2022” represent the results of the 52-week fiscal years ended January 28, 2023 and January 29, 2022, respectively. All references herein to “fiscal 2024” represent the 53-week fiscal year ending February 3, 2024, with the extra week occurring in the fourth quarter of the year.
Executive Summary
Overview
Net loss attributable to Guess?, Inc. was $11.8 million, or diluted net loss per share of $0.22 per common share, for the quarter ended April 29, 2023, compared to net earnings of $8.0 million, or diluted net earnings per share (“EPS”) of $0.12, for the quarter ended April 30, 2022.
During the quarter ended April 29, 2023, we recognized $1.9 million in asset impairment charges; $0.9 million for certain professional service and legal fees and related (credits) costs; $7.7 million in loss on extinguishment of debt; a minimal amount of amortization of debt discount; and $0.2 million for certain discrete income tax adjustments (or a combined $8.3 million, or $0.15 negative per share impact after considering the related income tax benefit of $2.5 million). Excluding the impact of these items, adjusted net loss attributable to Guess?, Inc. was $3.5 million and adjusted diluted net loss was $0.07 per common share for the quarter ended April 29, 2023.
During the quarter ended April 30, 2022, we recognized $1.5 million in asset impairment charges; $0.6 million in net gains on lease modifications; $4.4 million for certain professional services and legal fees and related credits (costs); and $3.2 million in additional income tax expense from certain discrete income tax adjustments (or a combined $7.3 million, or $0.12 negative per share impact after considering the related income tax benefit of $1.3 million). Excluding the impact of these items, adjusted net earnings attributable to Guess?, Inc. was $15.2 million and adjusted diluted EPS was $0.24 for the quarter ended April 30, 2022. References to financial results excluding the impact of these items are non-GAAP measures and are addressed below under “Non-GAAP Measures.”
Highlights of our performance for the quarter ended April 29, 2023 compared to the same prior-year quarter are presented below, followed by a more comprehensive discussion under “Results of Operations”: (References to constant currency results are non-GAAP measures and are addressed under “Non-GAAP Measures.”)
Operations
•Total net revenue decreased 4.0% to $569.8 million for the quarter ended April 29, 2023, compared to $593.5 million in the same prior-year quarter. In constant currency, net revenue decreased by 1.7%.
•Gross margin (gross profit as a percentage of total net revenue) decreased 90 basis points to 40.7% for the quarter ended April 29, 2023, compared to 41.6% in the same prior-year quarter.
•Selling, general and administrative (“SG&A”) expenses as a percentage of total net revenue (“SG&A rate”) increased 530 basis points to 40.6% for the quarter ended April 29, 2023, compared to 35.3% in the same prior-year quarter. SG&A expenses increased 10.1% to $231.0 million for the quarter ended April 29, 2023, compared to $209.8 million in the same prior-year quarter.
•During the quarter ended April 29, 2023, we recognized $1.9 million of asset impairment charges, compared to $1.5 million in the same prior-year quarter.
•During the quarter ended April 29, 2023, we recorded no net gains on lease modifications, compared to net gains of $0.6 million in the same prior-year quarter.
•Operating margin decreased 630 basis points to negative 0.2% for the quarter ended April 29, 2023, compared to 6.1% in the same prior-year quarter. The decrease in operating margin was mainly driven by

300 basis points from higher expenses, 160 basis points from lower government subsidies compared to the same prior-year quarter and 120 basis points from each of higher markdowns and unfavorable currency impact, partially offset by 130 basis points from higher initial markups. Loss from operations was $0.9 million for the quarter ended April 29, 2023, compared to earnings from operations of $36.4 million in the same prior-year quarter.
•During the quarter ended April 29, 2023, we recorded a loss of $7.7 million related to the partial extinguishment of our 2024 Notes.
•Other expense, net, totaled $2.6 million for the quarter ended April 29, 2023, compared to $16.5 million in the same prior-year quarter.
•The effective income tax rate decreased to a benefit of 17.4% for the quarter ended April 29, 2023, compared to an expense of 39.9% in the same prior-year quarter.
Key Balance Sheet Accounts
•We had $298.6 million in cash and cash equivalents as of April 29, 2023 compared to $147.9 million at April 30, 2022.
◦As of April 29, 2023, we had $19.3 million in outstanding borrowings under our term loans and $139.7 million in outstanding borrowings under our credit facilities compared to $43.8 million in outstanding borrowings under our term loans and $42.7 million in outstanding borrowings under our credit facilities as of April 30, 2022.
◦In April 2023, we issued $275 million aggregate principal amount of the 2028 Notes and retired approximately $184.9 million aggregate principal amount of the 2024 Notes in separate, privately-negotiated transactions, for which we received total cash proceeds of $80.3 million. In connection with these transactions, we (i) entered into convertible note hedge transactions for which we paid an aggregate $51.8 million, (ii) sold warrants for which we received aggregate proceeds of $20.2 million and (iii) terminated a portion of the convertible note hedge transactions and warrant transactions entered into in connection with the issuance of the 2024 Notes, for which we received net proceeds of $6.2 million. These transactions are intended to reduce the potential dilution with respect to our common stock upon conversion of the notes and/or offset any cash payments we may be required to make in excess of the principal amount of the converted notes.
◦During the three months ended April 29, 2023, in connection with the exchange and subscription offering related to the 2024 Notes and the 2028 Notes, we repurchased 2.2 million shares of our common stock for $42.8 million, including excise tax, through broker-assisted market transactions.
•Accounts receivable consists of trade receivables relating primarily to our wholesale business in Europe and, to a lesser extent, to our wholesale businesses in the Americas and Asia, royalty receivables relating to our licensing operations, credit card and retail concession receivables related to our retail businesses and certain other receivables. Accounts receivable decreased by $9.1 million, or 3.1%, to $286.3 million as of April 29, 2023 compared to $295.4 million at April 30, 2022. On a constant currency basis, accounts receivable decreased by $15.1 million, or 5.1%, when compared to April 30, 2022.
•Inventory increased by $45.0 million, or 9.3%, to $528.9 million as of April 29, 2023, from $483.9 million at April 30, 2022. On a constant currency basis, inventory increased by $38.8 million, or 8.0%, when compared to April 30, 2022. The increase was mainly driven by the residual effect of last year’s initiative to mitigate supply chain disruptions by ordering products earlier as well as the impact of higher average unit costs due to the elevation of the quality of our products, our investments in sustainability and inflationary pressures.
Global Store Count
During the quarter ended April 29, 2023, together with our partners, we opened 17 new stores worldwide, consisting of seven stores in Europe and the Middle East, nine stores in Asia and the Pacific, and one store in the Americas. Together with our partners, we closed 37 stores worldwide, consisting of 19 stores in Europe and the Middle East, 14 stores in Asia and the Pacific, and four stores in the Americas.
We ended the quarter ended April 29, 2023 with stores and concessions worldwide comprised as follows:

	Stores			Concessions
Region	Total	Directly-Operated	Partner Operated	Total	Directly-Operated	Partner Operated
United States	238	238	—	—	—	—
Canada	61	61	—	—	—	—
Central and South America	103	69	34	29	29	—
Total Americas	402	368	34	29	29	—
Europe and the Middle East	782	558	224	53	53	—
Asia and the Pacific	404	117	287	244	135	109
Total	1,588	1,043	545	326	217	109
Of the total stores, 1,311 were GUESS? stores, 182 were GUESS? Accessories stores, 60 were G by GUESS (GbG) stores and 35 were MARCIANO stores.

Results of Operations
Three Months Ended April 29, 2023 and April 30, 2022
Consolidated Results
The following presents our condensed consolidated statements of income (loss) (in thousands, except per share data):

	Three Months Ended
	Apr 29, 2023		Apr 30, 2022		$ change	% change
Net revenue	$569,798	100.0%	$593,473	100.0%	$(23,675)	(4.0%)
Cost of product sales	337,813	59.3%	346,324	58.4%	(8,511)	(2.5%)
Gross profit	231,985	40.7%	247,149	41.6%	(15,164)	(6.1%)

Selling, general and administrative expenses	230,973	40.6%	209,831	35.3%	21,142	10.1%
Asset impairment charges	1,934	0.3%	1,544	0.3%	390	25.3%
Net gains on lease modifications	—	—%	(601)	(0.1%)	601	(100.0%)
Earnings (loss) from operations	(922)	(0.2%)	36,375	6.1%	(37,297)	(102.5%)
Interest expense, net	(1,703)	(0.3%)	(2,519)	(0.4%)	816	(32.4%)
Loss on extinguishment of debt	(7,696)	(1.4%)	—	—%	(7,696)	100.0%
Other expense, net	(2,631)	(0.4%)	(16,452)	(2.8%)	13,821	(84.0%)
Earnings (loss) before income tax expense (benefit)	(12,952)	(2.3%)	17,404	2.9%	(30,356)	(174.4%)
Income tax expense (benefit)	(2,258)	(0.4%)	6,950	1.1%	(9,208)	(132.5%)
Net earnings (loss)	(10,694)	(1.9%)	10,454	1.8%	(21,148)	(202.3%)
Net earnings attributable to noncontrolling interests	1,111	0.2%	2,484	0.5%	(1,373)	(55.3%)
Net earnings (loss) attributable to Guess?, Inc.	$(11,805)	(2.1%)	$7,970	1.3%	$(19,775)	(248.1%)

Net earnings (loss) per common share attributable to common stockholders:
Basic	$(0.22)		$0.13		$(0.35)
Diluted	$(0.22)		$0.12		$(0.34)

Effective income tax rate	17.4%		39.9%
Net Revenue. Net revenue decreased by $24 million, or 4%, for the quarter ended April 29, 2023 compared to the same prior-year quarter. Currency translation fluctuations relating to our non-U.S. operations unfavorably impacted net revenue by $14 million compared to the same prior-year quarter. In constant currency, net revenue decreased by 2%. The decrease in constant currency was mainly driven by lower wholesale revenues which had a roughly 4% revenue decline impact, partially offset by roughly 2% of revenue growth from net store openings.
Gross Margin. Gross margin decreased by 0.9% for the quarter ended April 29, 2023 compared to the same prior-year quarter, driven by 120 basis points from each of higher markdowns and unfavorable currency impact and 70 basis points due to higher occupancy costs, partially offset by 130 basis points from higher initial markups and 60 basis points due to favorable revenue mix.
Gross Profit. Gross profit decreased $15 million for the quarter ended April 29, 2023 compared to the same prior-year quarter. The decrease in gross profit was driven by $12 million of unfavorable currency impact, including $5 million of unfavorable currency translational impact, $7 million of higher markdowns and $4 million due to higher occupancy costs, partially offset by $7 million due to higher initial markups.
Distribution costs, including labor, inbound freight charges, purchasing costs and related overhead, related to supplying inventory to store locations within our retail business are included in cost of product sales. We also include net royalties received on our inventory purchases of licensed product as a reduction to cost of product sales. We generally exclude wholesale-related distribution costs from gross margin, including them instead in SG&A expenses. Additionally, we include retail store occupancy costs in cost of product sales. As a result, our gross margin may not be comparable to that of other entities. To ensure expenses are separated appropriately, we track activities at each distribution center location and record the costs associated with our shipments of goods either as cost of sales or as selling, general and administrative expenses, accordingly.
SG&A Rate. Our SG&A rate increased 5.3% for the quarter ended April 29, 2023 from the same prior-year quarter. The unfavorable change in SG&A rate was mainly driven by 220 basis points of higher expenses, including store labor costs, investments in infrastructure and inflationary pressures, 150 basis points due to lower COVID-related government subsidies and 80 basis points due to unfavorable business mix.
SG&A Expenses. SG&A expenses increased $21 million for the quarter ended April 29, 2023 from the same prior-year quarter. The increase in SG&A expenses was mainly driven by $13 million of higher expenses primarily from store labor costs, investments in infrastructure and inflationary pressures, $9 million of lower COVID-related government subsidies and $3 million due to business mix. Currency translation fluctuations relating to our foreign operations favorably impacted SG&A expenses by $5 million.
Asset Impairment Charges. During the quarters ended April 29, 2023 and April 30, 2022, we recognized $1.9 million and $1.5 million, respectively, of property and equipment impairment charges related to certain retail locations resulting from under-performance and expected store closures.
Net Gains on Lease Modifications. There were no net gains on lease modifications during the quarter ended April 29, 2023. During the quarter ended April 30, 2022, we recorded net gains of $0.6 million on lease modifications, related primarily to the early termination of lease agreements for certain retail locations.
Operating Margin. Operating margin decreased 6.3% for the quarter ended April 29, 2023 compared to the same prior-year quarter. The decrease in operating margin was mainly driven by 300 basis points from higher expenses, 160 basis points from lower government subsidies compared to the same prior-year quarter and 120 basis points from each of higher markdowns and unfavorable currency impact, partially offset by 130 basis points from higher initial markups. Excluding the impact of asset impairment charges, certain professional service and legal fees and related (credits) costs and net gains (losses) on lease modifications, our operating margin would have decreased 6.7% compared to the same prior-year quarter.
Earnings (Loss) from Operations.   Loss from operations was $1 million for the quarter ended April 29, 2023 compared to earnings from operations of $36 million in the same prior-year quarter. Currency translation fluctuations relating to our foreign operations unfavorably impacted loss from operations by $1 million.
Loss on Extinguishment of Debt. During the quarter ended April 29, 2023, we recorded a loss of $8 million related to the partial extinguishment of our 2024 Notes. There was no loss on extinguishment of debt during the quarter ended April 30, 2022.
Other Expense, Net. Other expense, net for the quarter ended April 29, 2023 was $3 million compared to $16 million in the same prior-year quarter. The change was primarily due to lower net unrealized and realized losses from foreign currency exposures and, to a lesser extent, net unrealized gains on our SERP-related assets, compared to net loss in the same prior-year quarter. This was partially offset by net mark-to-market losses on revaluation of foreign exchange currency contracts, compared to net gains in the same prior-year quarter.
Income Tax Expense (Benefit).  Income tax benefit for the quarter ended April 29, 2023 was $2 million, or a 17.4% effective income tax rate, compared to an income tax expense of $7 million, or a 39.9% effective income tax rate in the same prior-year quarter. Income tax expense (benefit) for the interim periods is computed using the income tax rate estimated to be applicable for the full fiscal year, adjusted for discrete items, which is subject to ongoing review and evaluation by management. The change in the effective income tax rate was primarily due to a decrease in earnings, offset by the discrete items, which included losses in certain tax jurisdictions for which we did not recognize an income tax benefit in fiscal 2024 compared to the same prior-year quarter.
On October 8, 2021, the Organization for Economic Co-operation and Development (OECD) announced the OECD/G20 Inclusive Framework on Base Erosion and Profit Shifting which agreed to a two-pillar solution to address tax challenges arising from digitalization of the economy. On December 20, 2021, the OECD released Pillar Two Model Rules defining the global minimum tax, which calls for the taxation of large corporations at a minimum rate of 15%. The OECD continues to release additional guidance on the two-pillar framework with widespread implementation anticipated by 2024. We are continuing to evaluate the potential impact on future periods of the Pillar Two Framework, pending legislative adoption by individual countries.
Net Earnings (Loss) Attributable to Guess?, Inc. Net loss attributable to Guess?, Inc. was $12 million for the quarter ended April 29, 2023, compared to net earnings of $8 million in the same prior-year quarter. Diluted net loss per share was $0.22 for the quarter ended April 29, 2023 compared to diluted EPS of $0.12 in the same prior-year quarter. We estimate a negative impact from share buybacks of $0.03 and a positive impact from currency of $0.07 on diluted net loss per share in the quarter ended April 29, 2023 when compared to the same prior-year quarter.
Refer to “Non-GAAP Measures” for an overview of our non-GAAP, or adjusted, financial results for the quarters ended April 29, 2023 and April 30, 2022. Excluding the impact of these non-GAAP items, adjusted net loss attributable to Guess?, Inc. was $3 million for the quarter ended April 29, 2023, compared to adjusted net earnings of $15 million for the same prior-year quarter. Adjusted diluted net loss per share was $0.07 for the quarter ended April 29, 2023 compared to adjusted diluted EPS of $0.24 for the same prior-year quarter. We estimate a negative impact from our share buybacks of $0.01 and a positive impact from currency of $0.06 on adjusted diluted net loss per share in the quarter ended April 29, 2023 when compared to the same prior-year quarter.

Information by Business Segment
The following presents our net revenue and earnings (loss) from operations by segment (in thousands):

	Three Months Ended
	Apr 29, 2023	Apr 30, 2022	$ change	% change
Net revenue:
Americas Retail	$143,544	$166,485	$(22,941)	(13.8%)
Americas Wholesale	51,393	68,357	(16,964)	(24.8%)
Europe	280,198	276,009	4,189	1.5%
Asia	70,775	56,222	14,553	25.9%
Licensing	23,888	26,400	(2,512)	(9.5%)
Total net revenue	$569,798	$593,473	(23,675)	(4.0%)
Earnings (loss) from operations:
Americas Retail	$(3,287)	$14,266	(17,553)	(123.0%)
Americas Wholesale	13,093	17,397	(4,304)	(24.7%)
Europe	1,593	17,890	(16,297)	(91.1%)
Asia	3,830	(3,487)	7,317	(209.8%)
Licensing	22,295	24,444	(2,149)	(8.8%)
Total segment earnings from operations	37,524	70,510	(32,986)	(46.8%)
Corporate overhead	(36,512)	(33,192)	(3,320)	10.0%
Asset impairment charges	(1,934)	(1,544)	(390)	25.3%
Net gains on lease modifications	—	601	(601)	(100.0%)
Total earnings (loss) from operations	$(922)	$36,375	$(37,297)	(102.5%)

Operating margins:
Americas Retail	(2.3%)	8.6%
Americas Wholesale	25.5%	25.5%
Europe	0.6%	6.5%
Asia	5.4%	(6.2%)
Licensing	93.3%	92.6%
Total Company	(0.2%)	6.1%
Americas Retail
Net revenue from our Americas Retail segment decreased by $23 million, or 14%, for the quarter ended April 29, 2023 from the same prior-year quarter. Currency translation fluctuations relating to our non-U.S. retail stores and e-commerce sites had an unfavorable impact on net revenue of $0.8 million. In constant currency, net revenue decreased by 13% compared to the same prior-year quarter. The decrease in net revenue in constant currency was primarily driven by $17 million due to negative comparable sales, $4 million due to the impact of net store closures and $2 million due to lower e-commerce revenues. Comparable sales (including e-commerce) decreased 12% in U.S. dollars and constant currency compared to the same prior-year quarter. The inclusion of our e-commerce sales had minimal impact on the comparable sales percentage in U.S. dollars or constant currency. As of April 29, 2023, we directly operated 368 stores in the Americas compared to 385 stores at April 30, 2022, excluding concessions, which represents a 4% decrease from the same prior-year quarter.
Operating margin decreased 10.9% for the quarter ended April 29, 2023 from the same prior-year quarter. Approximately 560 basis points of the decrease was driven by the unfavorable impact of lower revenues, 190 basis points was due to higher expenses, including higher store costs, and 130 basis points was driven by higher markdowns.

Loss from operations from our Americas Retail segment was $3 million for the quarter ended April 29, 2023 compared to earnings of $14 million in the same prior-year quarter. The change was primarily driven by $10 million due to lower revenues, $3 million due to higher expenses, including higher store costs, and $2 million due to higher markdowns.
Americas Wholesale
Net revenue from our Americas Wholesale segment decreased by $17 million, or 25%, for the quarter ended April 29, 2023 from the same prior-year quarter. Currency translation fluctuations relating to our non-U.S. wholesale businesses had a favorable impact on net revenue of $0.8 million. In constant currency, net revenue decreased by 26%. The decrease in net revenues in constant currency was driven by lower shipments in our U.S. wholesale business.
Operating margin remained the same for the quarter ended April 29, 2023 compared to the same prior-year quarter. The steady operating margin was mainly driven by the unfavorable impact of lower revenues, offset by higher product margin.
Earnings from operations from our Americas Wholesale segment decreased by $4 million, or 25%, for the quarter ended April 29, 2023 from the same prior-year quarter, mainly driven by $6 million due to lower revenues, partially offset by $1 million of higher product margin.
Europe
Net revenue from our Europe segment increased by $4 million, or 2%, for the quarter ended April 29, 2023 compared to the same prior-year quarter. Currency translation fluctuations had an unfavorable impact on net revenue of $9 million. In constant currency, net revenue increased by 5%. The increase in net revenue in constant currency was mainly driven by $16 million due to positive comparable sales and $5 million due to net store openings, partially offset by $9 million of lower wholesale revenue due to earlier shipments in the fourth quarter of the prior year. Comparable sales (including e-commerce) increased 10% in U.S. dollars and increased 13% in constant currency compared to the same prior-year quarter. The inclusion of our e-commerce sales negatively impacted the comparable sales percentage by 4% in U.S. dollars and constant currency. Our retail sales in Turkey, a relatively small market, had an outsized impact on our comparable sales (including e-commerce) for the quarter ended April 29, 2023, contributing a positive impact of 2% in U.S. dollars and a negative impact of 3% in constant currency, largely due to the current hyper-inflation environment in Turkey. As of April 29, 2023, we directly operated 558 stores in Europe compared to 564 stores at April 30, 2022, excluding concessions, which represents a 1% decrease from the same prior-year quarter.
Operating margin decreased 5.9% for the quarter ended April 29, 2023 compared to the same prior-year quarter. The decrease in operating margin was driven by 300 basis points from each of higher expenses and lower COVID-related government subsidies, and 260 basis points of unfavorable currency impact, partially offset by 280 basis points of higher initial markups and 170 basis points of favorable impact of higher revenues in constant currency.
Earnings from operations from our Europe segment decreased by $16 million, or 91%, for the quarter ended April 29, 2023 compared to the same prior-year quarter. The decrease in operating profit was mainly driven by $9 million from each of higher expenses and lower COVID-related government subsidies, and $8 million of unfavorable currency impacts, including $1 million of unfavorable translation impact, partially offset by $8 million of higher initial markups and $6 million favorable impact of higher revenues.
Asia
Net revenue from our Asia segment increased by $15 million, or 26%, for the quarter ended April 29, 2023 from the same prior-year quarter. Currency translation fluctuations had an unfavorable impact on net revenue of $4 million. In constant currency, net revenue increased by 34%. The increase in net revenue in constant currency was mainly driven by $10 million due to net new store openings, including stores we recently acquired from our wholesale partners in Korea, $4 million due to higher wholesale shipments, and $2 million for each of higher e-commerce revenues and positive comparable store sales. Comparable sales

(including e-commerce) increased 1% in U.S. dollars and increased 8% in constant currency compared to the same prior-year quarter. The inclusion of our e-commerce sales positively impacted the comparable sales percentage by 2% in U.S. dollars and constant currency.
Operating margin increased 11.6% for the quarter ended April 29, 2023 from the same prior-year quarter, mainly driven by the favorable impact of higher revenues.
Earnings from operations from our Asia segment was $4 million for the quarter ended April 29, 2023 compared to a loss of $3 million in the same prior-year quarter, mainly driven by the impact of higher revenues. Currency translation fluctuations relating to our Asia operations had a minimal impact on earnings (loss) from operations.
Licensing
Net royalty revenue from our Licensing segment decreased by $3 million, or 10%, for the quarter ended April 29, 2023 from the same prior-year quarter, mainly driven by lower royalties in our handbag category.
Earnings from operations from our Licensing segment decreased by 9% for the quarter ended April 29, 2023 from the same prior-year quarter.
Corporate Overhead
Unallocated corporate overhead increased by $3 million, or 10%, for the quarter ended April 29, 2023 compared to the same prior-year quarter, primarily due to higher performance-based compensation as well as various infrastructure investments.
Non-GAAP Measures
The financial information presented in this Quarterly Report includes non-GAAP financial measures, such as adjusted results and constant currency financial information. For the three months ended April 29, 2023 and April 30, 2022, the adjusted results exclude the impact of certain professional service and legal fees and related (credits) costs, asset impairment charges, net gains on lease modifications, loss on extinguishment of debt, non-cash amortization of debt discount of our 2028 Notes, the related income tax effects of these foregoing items, the impact from changes in the income tax law on deferred income taxes in certain tax jurisdictions, as well as certain discrete income tax adjustments related primarily to an intra-entity transfer of intellectual property rights from certain U.S. entities to a wholly-owned Swiss subsidiary, in each case where applicable. These non-GAAP measures are provided in addition to, and not as alternatives for, our reported GAAP results.
These items affect the comparability of our reported results. The financial results are also presented on a non-GAAP basis, as defined in Section 10(e) of Regulation S-K of the United States Securities and Exchange Commission (the “SEC”), to exclude the effect of these items. We have excluded these items from our adjusted financial measures primarily because we believe these items are not indicative of the underlying performance of our business and the adjusted financial information provided is useful for investors to evaluate the comparability of our operating results and our future outlook (when reviewed in conjunction with our GAAP financial statements).

A reconciliation of reported GAAP results to comparable non-GAAP results follows (in thousands, except per share data):

	Three Months Ended
	Apr 29, 2023	Apr 30, 2022
Reported GAAP net earnings (loss) attributable to Guess?, Inc.	$(11,805)	$7,970
Certain professional service and legal fees and related (credits) costs[1]	911	4,417
Asset impairment charges[2]	1,934	1,544
Net gains on lease modifications[3]	—	(601)
Loss on extinguishment of debt[4]	7,696	—
Amortization of debt discount[5]	25	—
Discrete income tax adjustments[6]	248	3,188
Income tax impact from adjustments[7]	(2,496)	(1,281)
Total adjustments affecting net earnings (loss) attributable to Guess?, Inc.	8,318	7,267
Adjusted net earnings (loss) attributable to Guess?, Inc.	$(3,487)	$15,237

Net earnings (loss) per common share attributable to common stockholders:
GAAP diluted	$(0.22)	$0.12
Adjusted diluted	$(0.07)	$0.24
Weighted average common shares outstanding attributable to common stockholders:
GAAP diluted	54,348	74,469
Adjusted diluted	54,348	62,718
______________________________________________________________________
Notes:

1	Adjustments represent certain professional service and legal fees and related (credits) costs which we otherwise would not have incurred as part of our business operations.

2
Adjustments represent asset impairment charges related primarily to impairment of property and equipment related to certain retail locations resulting from under-performance and expected store closures.

3	Adjustments represent net gains on lease modifications related primarily to the early termination of certain lease agreements.

4	Adjustments represent loss on extinguishment of debt from a portion of the exchanged 2024 Notes in April 2023.

5
In April 2023, we issued $275 million principal amount of 3.75% convertible senior notes due 2028 in a private offering. The debt discount, which resulted from the modification accounting for a portion of the exchanged 2024 Notes, will be amortized as non-cash interest expense over the term of the 2028 Notes.

6
Adjustments represent discrete income taxes related primarily to the impact from changes in the income tax law on deferred income taxes in certain tax jurisdictions and adjustments from an intra-entity transfer of intellectual property rights from certain U.S. entities to a wholly-owned Swiss subsidiary.

7
The income tax effect of certain professional service and legal fees and related (credits) costs, asset impairment charges, net gains on lease modifications, loss on extinguishment of debt and amortization of debt discount was based on our assessment of deductibility using the statutory income tax rate (inclusive of the impact of valuation allowances) of the tax jurisdiction in which the charges were incurred.

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

In calculating the estimated impact of currency fluctuations (including translational and transactional impacts) on other measures such as earnings (loss) per share, we estimate gross margin (including the impact of foreign exchange currency contracts designated as cash flow hedges for anticipated merchandise purchases) and expenses using the appropriate prior-year rates, translate the estimated foreign earnings (loss) at the comparable prior-year rates and consider the year-over-year earnings impact of gains or losses arising from balance sheet remeasurement and foreign exchange currency contracts not designated as cash flow hedges for merchandise purchases. The constant currency information presented may not be comparable to similarly titled measures reported by other companies.
Liquidity and Capital Resources
We use our liquidity globally primarily to fund our working capital, occupancy costs, interest and principal payments on our debt, remodeling and rationalization of our retail stores, shop-in-shop programs, concessions, systems, infrastructure, compensation expenses, other existing operations, expansion plans, international growth and potential acquisitions and investments. Generally, our working capital needs are highest during the late summer and fall as our inventories increase before the holiday selling period. In addition, in the U.S., we need liquidity for payment of dividends to our stockholders and to fund share repurchases, if any.
During the three months ended April 29, 2023, we relied primarily on trade credit, available cash, real estate and other operating leases, finance leases, proceeds from our credit facilities and term loans and internally generated funds to finance our operations. We anticipate we will be able to satisfy our ongoing cash requirements for the foreseeable future, including at least the next 12 months, for working capital, capital expenditures, payments on our debt, finance leases and operating leases, as well as lease modification payments, potential acquisitions and investments, expected income tax payments, dividend payments to stockholders and share repurchases, if any, primarily with cash flow from operations and existing cash balances as supplemented by borrowings under our existing credit facilities, proceeds from our term loans and other indebtedness, as needed.
On May 5, 2022, we entered into a €250 million revolving credit facility through a European subsidiary, which replaced certain European short-term borrowing arrangements. As of April 29, 2023, we had approximately $154.3 million of borrowing capacity on this facility. On December 20, 2022, we entered into an amendment of our senior secured asset-based revolving credit facility, which increased borrowing capacity from $120 million to $150 million and extended the maturity date of the credit facility to December 20, 2027. As of April 29, 2023, we had approximately $127.8 million of borrowing capacity on this facility.
Due to the seasonality of our business and cash needs, we may increase borrowings under our established credit facilities or enter new credit facilities from time-to-time during the next 12 months and beyond. If we experience a sustained decrease in consumer demand, we may require access to additional credit, which may not be available to us on commercially acceptable terms or at all.
In April 2023, we issued $275 million aggregate principal amount of 2028 Notes and retired approximately $184.9 million aggregate principal of 2024 Notes in a private offering. We expect to settle the principal amount of our remaining outstanding 2024 Notes in fiscal 2025 and 2028 Notes in fiscal 2029 in cash and any excess in shares. Our outstanding Notes may be converted at the option of the holders as described in “Part I, Item 1. Financial Statements – Note 10 – Convertible Senior Notes and Related Transactions” of this Form 10-Q and in “Note 10 – Convertible Senior Notes and Related Transactions” of the Consolidated Financial Statements included in our Annual Report on Form 10-K. As of April 29, 2023, none of the conditions allowing holders of the Notes to convert had been met. Pursuant to one of these conditions, if our stock trading price exceeds 130% of the conversion price of the Notes (currently approximately $24.92 per share for the 2024 Notes and $24.70 for the 2028 Notes) for at least 20 trading days during the 30 consecutive trading-day period ending on, and including, the last trading day of any calendar quarter, holders of the Notes would have the right to convert their convertible notes during the next calendar quarter. In accordance with the terms of the indentures governing the 2024 Notes and the 2028 Notes, we are required to adjust the conversion rate and the conversion price of the 2024 Notes for quarterly dividends exceeding $0.1125 per share and of the 2028 Notes for quarterly dividends exceeding 0.225 per share. Upon conversion, we will pay or deliver, as the case may be, cash, shares of our common stock or a combination of cash and shares of our common stock, at our election, in the manner and subject to the terms and conditions provided in the indenture governing the Notes. The convertible note hedge transaction we entered into in connection with our issuance of the Notes is expected generally to reduce the potential dilution upon conversion of the Notes and/or offset any cash payments we are required to make in excess of the principal amount of the Notes that are converted, as the case may be.
We have historically considered the undistributed earnings of our foreign subsidiaries to be indefinitely reinvested. As a result of the 2017 Tax Cuts and Jobs Act, we had a substantial amount of previously taxed earnings that could be distributed to the U.S. without additional U.S. taxation. As of April 29, 2023, we determined that approximately $49.2 million of such foreign earnings are not indefinitely reinvested. The incremental tax cost to repatriate these earnings to the U.S. is immaterial. We intend to indefinitely reinvest the remaining earnings from our foreign subsidiaries for which a deferred income tax liability has not already been recorded. We continue to evaluate our plans for reinvestment or repatriation of unremitted foreign earnings and regularly review our cash positions and determination of indefinite reinvestment of foreign earnings. If we determine that all or a portion of such foreign earnings are no longer indefinitely reinvested, we may be subject to additional foreign withholding taxes and U.S. state income taxes, beyond the one-time transition tax.
As of April 29, 2023, we had cash and cash equivalents of $298.6 million, of which approximately $127.9 million was held in the U.S. Excess cash and cash equivalents, which represent the majority of our outstanding balance, are held primarily in overnight deposit and short-term time deposit accounts and money market accounts. As of April 29, 2023, we had roughly $297 million of available global borrowing capacity, bringing our combined cash, cash equivalents and borrowing capacity to nearly $600 million. Please refer to “Forward-Looking Statements” discussed above, “Part II, Item 1A. Risk Factors” in this Form 10-Q and “Part I, Item 1A. Risk Factors” contained in our most recent Annual Report on Form 10-K for the fiscal year ended January 28, 2023 for a discussion of risk factors which could reasonably be likely to result in a decrease of internally generated funds available to finance capital expenditures and working capital requirements.
Three Months Ended April 29, 2023 and April 30, 2022
Operating Activities
Net cash used in operating activities was $12.7 million for the three months ended April 29, 2023, compared to $54.6 million for the same prior-year period, or an improvement of $41.9 million. This improvement was driven primarily by favorable changes in working capital, partially offset by lower net earnings and non-cash adjustments to net earnings compared to the same prior-year period. The favorable changes in working capital were due primarily to improved accounts receivable and inventory management.
Investing Activities
Net cash used in investing activities was $17.4 million for the three months ended April 29, 2023, compared to $29.2 million for the same prior-year period. Net cash used in investing activities for the three months ended April 29, 2023 related primarily to investments in existing store remodeling programs and retail expansion and, to a lesser extent, technology and other infrastructure.
The decrease in cash used in investing activities was driven primarily by lower retail remodel and expansion costs and lower investments in technology and other infrastructure during the three months ended April 29, 2023 compared to the same prior-year period. During the three months ended April 29, 2023, we opened eight directly-operated stores compared to 20 directly-operated stores that were opened in the same prior-year period.
Financing Activities
Net cash provided by financing activities was $53.3 million for the three months ended April 29, 2023, compared to net cash used in financing activities of $176.8 million for the same prior-year period. Net cash provided by financing activities for the three months ended April 29, 2023 related primarily to our convertible senior note transactions entered into in April 2023 and increased net borrowings in Europe, partially offset by the impact of share repurchases. Net cash used in financing activities for the three months ended April 30, 2022 was related primarily to our entrance into the 2022 ASR Contract to repurchase an aggregate of $175 million of our common stock.
Effect of Exchange Rates on Cash and Cash Equivalents
During the three months ended April 29, 2023, changes in foreign currency translation rates decreased our reported cash and cash equivalents balance by $0.4 million compared to a decrease of $7.1 million during the same prior-year period. Refer to “Foreign Currency Volatility” for further information on fluctuations in exchange rates.
Working Capital
As of April 29, 2023, we had net working capital (including cash and cash equivalents) of $383.6 million compared to $448.7 million at January 28, 2023 and $264.9 million at April 30, 2022. Our primary working capital needs are for payments for inventories, salaries and wages, and the current portion of lease liabilities, as well as principal payments on the 2024 Notes.
The accounts receivable balance consists of trade receivables relating primarily to our wholesale business in Europe and, to a lesser extent, to our wholesale businesses in the Americas and Asia, royalty receivables relating to our licensing operations, credit card and retail concession receivables related to our retail businesses and certain other receivables. Accounts receivable decreased by $9.1 million, or 3.1%, to $286.3 million as of April 29, 2023, from $295.4 million at April 30, 2022. On a constant currency basis, accounts receivable decreased by $15.1 million, or 5.1%, when compared to April 30, 2022. As of April 29, 2023, approximately 44% of our total net trade receivables and 55% of our European net trade receivables were subject to credit insurance coverage, certain bank guarantees or letters of credit for collection purposes. Our credit insurance coverage contains certain terms and conditions specifying deductibles and annual claim limits.
Inventory increased by $45.0 million, or 9.3%, to $528.9 million as of April 29, 2023, from $483.9 million at April 30, 2022. On a constant currency basis, inventory increased by $38.8 million, or 8.0%, when compared to April 30, 2022, driven primarily by the residual effect of last year’s initiative to mitigate supply chain disruptions, including accelerating product orders, as well as higher average unit costs due to the elevation of the quality of our products, our investments in sustainability and inflationary pressures.
Capital Expenditures
Gross capital expenditures totaled $17.3 million, before deducting lease incentives of $0.5 million, for the three months ended April 29, 2023. This compares to gross capital expenditures of $28.7 million for the same prior-year period.
We will periodically evaluate strategic acquisitions and alliances and pursue those we believe will support and contribute to our overall growth initiatives and/or will leverage our global infrastructure and network of licensees and wholesale partners.
Dividends
On May 24, 2023, we announced an increase to our regular quarterly cash dividend from $0.225 to $0.30 per share on our common stock. The cash dividend will be paid on June 23, 2023 to shareholders of record as of the close of business on June 7, 2023. In accordance with the terms of the indentures governing the Notes, we will adjust the conversion rate (which is expected to increase) and the conversion price (which is expected to decrease) of the Notes effective as of June 6, 2023. A corresponding adjustment is expected to be made to the strike prices with respect to the convertible note hedges and the warrants entered into by the Company in connection with the offering of the corresponding Notes, each of which will be decreased in accordance with the terms of the applicable convertible note hedge confirmations and warrant confirmations.

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
Share Repurchases
During fiscal 2022, the Board of Directors terminated its previous 2012 $500 million share repurchase program and authorized a new $200 million share repurchase program (the “2021 Share Repurchase Program”). On March 14, 2022, the Board of Directors expanded its repurchase authorization by $100 million. Repurchases may be made on the open market or in privately negotiated transactions, pursuant to Rule 10b5-1 trading plans or other available means. There is no minimum or maximum number of shares to be repurchased under the program and the program may be discontinued at any time, without prior notice.
During April 2023, in connection with the exchange and subscription offering related to the 2024 Notes and the 2028 Notes, we repurchased approximately 2.2 million shares of our common stock for $42.8 million, including excise tax, through broker-assisted market transactions, pursuant to our 2021 Share Repurchase Program.
During the three months ended April 29, 2023, we did not make any share repurchases other than the aforementioned transactions. During the three months ended April 30, 2022, we repurchased 3.8 million shares under our 2021 Share Repurchase Program at an aggregate cost of $81.7 million, which is inclusive of the shares repurchased under the 2022 ASR Contract. As of April 29, 2023, we had remaining authority under the 2021 Share Repurchase Program to purchase $19.7 million of our common stock.
Borrowings and Finance Lease Obligations and Convertible Senior Notes
In April 2023, we issued $275 million principal amount of the 2028 Notes in a private placement pursuant to separate, privately negotiated exchange and subscription agreements, pursuant to which, we exchanged approximately $184.9 million in aggregate principal amount of the 2024 Notes for $163.0 million in aggregate principal amount of the 2028 Notes and an aggregate of approximately $33.3 million in cash, and issued $112.0 million in aggregate principal amount of the 2028 Notes for cash at par. Immediately following the closing of the transactions, $115.1 million in aggregate principal amount of the 2024 Notes remained outstanding. Refer to “Part I, Item 1. Financial Statements – Note 10 – Convertible Senior Notes and Related Transactions” in this Form 10-Q for disclosures about convertible senior notes and related transactions.
In addition, refer to “Part I, Item 1. Financial Statements – Note 9 – Borrowings and Finance Lease Obligations” in this Form 10-Q for disclosures about our borrowings and finance lease obligations.
Supplemental Executive Retirement Plan
As a non-qualified pension plan, no dedicated funding of our SERP is required; however, we have made periodic payments into insurance policies held in a rabbi trust to fund the expected obligations arising under the non-qualified SERP.
The cash surrender values of the insurance policies were $64.0 million and $64.4 million as of April 29, 2023 and January 28, 2023, respectively, and were included in other assets in our condensed consolidated balance sheets. As a result of changes in the value of the insurance policy investments, we recorded unrealized gains of $0.1 million and unrealized losses of $3.3 million in other income and expense during the three months ended April 29, 2023 and April 30, 2022, respectively. The projected benefit obligation was $42.3 million and $42.4 million as of April 29, 2023 and January 28, 2023, respectively, and was included in accrued expenses and other current liabilities and other long-term liabilities in our condensed consolidated balance sheets depending on the expected timing of payments. SERP benefit payments of $0.5 million were made during each of the three months ended April 29, 2023 and April 30, 2022, respectively.

Material Cash Requirements
As of April 29, 2023, except as disclosed above, there were no material changes to our material cash requirements from known contractual and other obligations, including commitments for capital expenditures, outside the ordinary course of business compared to the disclosures included under “Liquidity and Capital Resources - Material Cash Requirements” in Part II, Item 7 in our Form 10-K for the fiscal year ended January 28, 2023. Refer to “Part I, Item 1. Financial Statements – Note 9 – Borrowings and Finance Lease Obligations” and “Part I, Item 1. Financial Statements – Note 10 – Convertible Senior Notes and Related Transactions” for further information.
Application of Critical Accounting Policies and Estimates
Our critical accounting policies reflecting our estimates and judgments are described in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the fiscal year ended January 28, 2023 filed with the SEC on March 24, 2023. There have been no significant changes to our critical accounting policies since the filing of our Annual Report on Form 10-K.
Recently Issued Accounting Guidance
Refer to “Part I, Item 1. Financial Statements – Note 1 – Basis of Presentation” for disclosures about recently issued accounting guidance.

ITEM 3.Quantitative and Qualitative Disclosures About Market Risk.
Exchange Rate Risk
More than two-thirds of product sales recorded for the three months ended April 29, 2023 were denominated in currencies other than the U.S. dollar. Our primary exchange rate risk relates to operations in Europe, Canada, South Korea, China, Hong Kong and Mexico. Changes in currencies affect our earnings in various ways. For further discussion on currency-related risk, please refer to our risk factors under “Part I, Item 1A. Risk Factors” contained in our most recent Annual Report on Form 10-K for the fiscal year ended January 28, 2023.
Foreign Currency Transaction Gains and Losses
Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency, including gains and losses on foreign exchange currency contracts (see below), are included in the condensed consolidated statements of income (loss). Net realized and unrealized foreign currency transaction gains of $2.9 million and losses of $10.6 million were included in the determination of net earnings (loss) for the three months ended April 29, 2023 and April 30, 2022, respectively.
Foreign Exchange Currency Contract Sensitivity Analysis
As of April 29, 2023, a sensitivity analysis of changes in foreign currencies when measured against the U.S. dollar indicates that, if the U.S. dollar had uniformly weakened by 10% against all of the U.S. dollar denominated foreign exchange derivatives totaling US$289.0 million, the fair value of the instruments would have decreased by $32.1 million. Conversely, if the U.S. dollar uniformly strengthened by 10% against all of the U.S. dollar denominated foreign exchange derivatives, the fair value of these instruments would have increased by $26.3 million. Any resulting changes in the fair value of the hedged instruments may be partially offset by changes in the fair value of certain balance sheet positions (primarily U.S. dollar denominated liabilities in our foreign operations) impacted by the change in the foreign currency rate. The ability to reduce the exposure of currencies on earnings depends on the magnitude of the derivatives compared to the balance sheet positions during each reporting cycle.
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
In April 2023, we issued $275 million aggregate principal amount of 2028 Notes and retired approximately $184.9 million aggregate principal of 2024 Notes in a private offering, leaving approximately $115.1 million aggregate principal amount of 2024 Notes outstanding at April 29, 2023. The fair value of the Notes is subject to interest rate risk, market risk and other factors due to its conversion feature. The fair value of the Notes will generally increase as our common stock price increases and will generally decrease as our common stock price declines. The interest and market value changes affect the fair value of the Notes but do not impact our financial position, cash flows or results of operations due to the fixed nature of the debt obligation. Additionally, we carry the Notes at face value, less any unamortized debt issuance costs on our balance sheet and we present the fair value for disclosure purposes only.
Interest Rate Swap Agreement Sensitivity Analysis
As of April 29, 2023, we had borrowings under our credit facility arrangements of $139.7 million which are based on variable rates of interest. Accordingly, changes in interest rates would impact our results of operations in future periods. A 100 basis point increase in interest rates would not have had a significant effect on interest expense for the three months ended April 29, 2023.

As of April 29, 2023, we had indebtedness related to term loans of $19.3 million, finance lease obligations of $18.9 million and the Mortgage Debt of $17.0 million. The term loans provide for annual interest rates ranging between 1.3% to 5.2%. The finance lease obligations are based on fixed interest rates derived from the respective agreements. For the three months ended April 29, 2023 and April 30, 2022, the interest rate on the Mortgage Debt was a variable rate based on LIBOR. In May 2023, the Company amended the terms of the Mortgage Debt for the interest rate to be based on SOFR effective May 1, 2023. The Company also amended its existing interest rate swap agreement, resulting in a swap fixed rate of approximately 3.14% that matures in January 2026 (prior to this amendment, the agreement resulted in a swap fixed rate of approximately 3.06%). The interest rate swap agreement is designated as a cash flow hedge and converts the nature of our Mortgage Debt from SOFR floating-rate debt to fixed-rate debt.
The fair values of our debt instruments are based on the amount of future cash flows associated with each instrument discounted using our incremental borrowing rate. As of April 29, 2023 and January 28, 2023, the carrying value was not materially different from fair value, as the interest rates on our debt approximated rates currently available to us. The fair value of the Notes is determined based on inputs that are observable in the market and have been classified as Level 2 in the fair value hierarchy.

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
There was no change in our internal control over financial reporting during the first quarter of fiscal 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. Legal Proceedings.
Refer to “Part I, Item 1. Financial Statements – Note 13 – Commitments and Contingencies” in this Form 10-Q for disclosures about our legal and other proceedings.
ITEM 1A. Risk Factors.
Other than the risk factors noted below, there have not been any material changes in the Risk Factors as previously disclosed in our Annual Report on Form 10-K for the year ended January 28, 2023 filed with the SEC on March 24, 2023.
We may be unable to raise the funds necessary to repurchase our $115 million 2.0% convertible senior notes due 2024 (the “2024 Notes”) or our $275 million 3.75% convertible senior notes due 2028 (the “2028 Notes”, and together with the 2024 Notes, the “Notes”) for cash following a fundamental change, or to pay any cash amounts due upon conversion, and our other indebtedness may limit our ability to repurchase the Notes or pay cash upon their conversion.
Holders of our 2024 Notes and 2028 Notes may require us to repurchase their Notes following a fundamental change, at a cash repurchase price generally equal to the principal amount of the applicable series of Notes to be repurchased, plus accrued and unpaid interest, if any. In addition, upon conversion, we will satisfy part or all of our conversion obligation in cash unless we elect to settle conversions solely in shares of our common stock. We will be required to repay each series of Notes in cash at their respective maturity, unless earlier converted or repurchased. We may not have enough available cash or be able to obtain financing at the time we are required to repurchase each series of Notes or pay the cash amounts due upon conversion. In addition, applicable law, regulatory authorities and the agreements governing our other indebtedness, including our current credit facilities and other agreements we may enter into in the future, may restrict our ability to make payments on each series of Notes other than scheduled principal and interest, and as a result, upon a fundamental change we may not be able to repurchase any or all of the Notes and upon any conversions of the applicable series of Notes may be unable to pay the cash amounts, if any, then due. Our inability to satisfy our obligations under the Notes could affect the terms of other financial obligations, harm our reputation and affect the trading price of our common stock.
Our failure to repurchase any or all of each series of Notes or to pay the cash amounts due upon conversion or at maturity when required will constitute a default under the indenture relating to the 2024 Notes (the “2024 Indenture”) or the indenture relating to the 2028 Notes (the “2028 Indenture”, and together with the 2024 Indenture, the “Indentures”). A default under the Indentures or the fundamental change itself could also lead to a default under agreements governing the Notes and our other indebtedness, which may result in that other indebtedness becoming immediately payable in full. We may not have sufficient funds to satisfy all amounts due under the other indebtedness and the Notes.
Provisions in the Indentures for the 2024 Notes and the 2028 Notes could delay or prevent an otherwise beneficial takeover of us.
Certain provisions in the Indentures for the 2024 Notes and the 2028 Notes could make a third-party attempt to acquire us more difficult or expensive. If a takeover constitutes a fundamental change, then noteholders will have the right to require us to repurchase their respective Notes for cash. In addition, if a takeover constitutes a make-whole fundamental change, then we may be required to temporarily increase the conversion rate. As well, each of the Indentures prohibits us from engaging in certain mergers or acquisitions unless, among other things, the surviving entity assumes our obligations under the Notes. In such cases, and in other cases, our obligations under the Notes and the Indentures could increase the cost of acquiring us or otherwise discourage a third-party from acquiring us or removing incumbent management, including in a transaction that noteholders or holders of our common stock may view as favorable.

The conditional conversion feature of the 2024 Notes and the 2028 Notes, if triggered, may adversely affect our financial condition and results of operations.
In the event the conditional conversion feature of the 2024 Notes or the 2028 Notes is triggered, noteholders will be entitled to convert their respective Notes at any time during specified periods at their option. If one or more noteholders elect to convert their respective Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock, we would be required to settle all or a portion of the conversion obligation through the payment of cash, which could adversely affect our liquidity. Even if noteholders do not elect to convert their respective Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the applicable series of Notes as a current liability, which would result in a material reduction of our net working capital.
The Notes’ hedge and warrant transactions may affect the value of the Notes and our common stock.
In connection with the offering of the 2024 Notes and the 2028 Notes, we entered into convertible note hedge transactions with hedge counterparties. At the time of each offering, the applicable convertible note hedge transactions covered, subject to anti-dilution adjustments substantially similar to those applicable to the respective Notes, the number of shares of common stock that initially underlay the Notes. Concurrently with the convertible note hedge transactions related to each offering, we also entered into warrant transactions with the hedge counterparties relating to the same number of shares of our common stock, subject to customary antidilution adjustments. In connection with the retirement of $184.9 million in principal amount of the 2024 Notes in April 2023, we entered into Partial Termination Agreements with the relevant hedge counterparties to unwind a portion of the convertible note transactions and warrant transactions we initially entered into in connection with the issuance of the 2024 Notes. The notional amount of the remaining portion of the convertible note hedge transactions and warrant transactions in connection with the 2024 Notes corresponded to the approximately $115.1 million in aggregate principal amount of the 2024 Notes that remained outstanding at that time. The convertible note hedge transactions are expected generally to reduce the potential dilution upon conversion of the Notes and/or offset any cash payments we are required to make in excess of the principal amount of converted Notes, as the case may be. However, the warrant transactions could separately have a dilutive effect on our common stock to the extent that the market price per share of our common stock at maturity exceeds the strike price of the warrants.
It is our understanding that in connection with establishing their initial hedges of the convertible note hedge and warrant transactions, the hedge counterparties or affiliates thereof entered into various derivative transactions with respect to our common stock concurrently with or shortly after the pricing of the respective Notes, and may have unwound these derivative transactions and purchased shares of our common stock in open market transactions shortly following the pricing of the respective Notes. These activities could have increased (or reduced the size of any decrease in) the market price of our common stock or the Notes at that time. In addition, the hedge counterparties or affiliates thereof may modify their hedge positions by entering into or unwinding various derivatives with respect to our common stock and/or purchasing or selling our common stock or other securities of ours in secondary market or privately negotiated transactions prior to the maturity of the Notes (and are likely to do so during any observation period related to a conversion of Notes). This activity could also cause or avoid an increase or a decrease in the market price of our common stock or the Notes.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Items (a) and (b) are not applicable.
Item (c). Issuer Purchases of Equity Securities
Our share repurchases during each fiscal month of the first quarter of fiscal 2024 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
January 29, 2023 to February 25, 2023
Repurchase program[1]	—	—	—	$62,267,634
Employee transactions[2]	226	$23.39	—
February 26, 2023 to April 1, 2023
Repurchase program[1]	—	—	—	$62,267,634
Employee transactions[2]	509	$18.96	—
April 2, 2023 to April 29, 2023
Repurchase program[1]	2,237,872	$19.00	2,237,872	$19,748,066
Employee transactions[2]	—	—	—
Total
Repurchase program[1]	2,237,872	$19.00	2,237,872
Employee transactions[2]	735	$20.32	—
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
4.1.
Indenture, dated as of April 17, 2023, between the Company and U.S. Bank Trust Company, National Association, as trustee (including form of 3.75% Convertible Senior Notes due 2028) (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 18, 2023).

*10.1.
Amendment to Employment Agreement, dated March 31, 2023, between Guess?, Inc. and Dennis Secor (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 31, 2023).

*10.2.
Employment Agreement, dated April 27, 2023, between Guess? Europe SAGL and Markus Neubrand (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 2, 2023).

*†10.3.	Performance Share Award Agreement (total shareholder return), dated as of May 12, 2023, for Carlos Alberini and Fabrice Benarouche.
*†10.4.	Restricted Stock Unit Agreement (operating earnings), dated as of May 12, 2023, for Carlos Alberini and Fabrice Benarouche.
*†10.5.	Restricted Stock Unit Agreement (licensing and company earnings from operations), dated as of May 12, 2023, for Paul Marciano.
10.6.
Amendment Number One to Amended & Restated Loan, Guaranty and Security Agreement, dated as of December 20, 2022, by and among Guess?, Inc., Guess? Retail, Inc., Guess.com, Inc., Guess? Canada Corporation, the guarantors party thereto, Bank of America, N.A., as agent for the lenders, and each of the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 13, 2023).

10.7.
Voting Agreement, dated April 12, 2023, among Guess?, Inc., Paul Marciano and the Paul Marciano Trust (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 13, 2023).

10.8.
Voting Agreement, dated April 12, 2023, among Guess?, Inc., Maurice Marciano and the Maurice Marciano Trust (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 13, 2023).

10.9.
Form of Call Option Confirmation between the Company and each Option Counterparty (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 18, 2023).

10.10.
Form of Warrant Confirmation between the Company and each Option Counterparty (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 18, 2023).

†31.1.	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
†31.2.	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
††32.1.	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
††32.2.	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
†101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
†101.SCH	XBRL Taxonomy Extension Schema Document

Exhibit Number	Description
†101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
†101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
†101.LAB	XBRL Taxonomy Extension Label Linkbase Document
†101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
†104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
____________________________________________________

*	Management Contract or Compensatory Plan
†	Filed herewith
††	Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Guess?, Inc.

Date:	June 2, 2023	By:	/s/ CARLOS ALBERINI
Carlos Alberini
Chief Executive Officer

Date:	June 2, 2023	By:	/s/ DENNIS SECOR
Dennis Secor
Interim Chief Financial Officer
(Principal Financial Officer)