Form 10-Q
period 2023-07-29
GUESS INC
filed 2023-08-31
CIK 912463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended July 29, 2023
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
As of August 25, 2023, the registrant had 53,587,282 shares of Common Stock, $0.01 par value per share, outstanding.

GUESS?, INC.
FORM 10-Q
i

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements.

GUESS?, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	Jul 29, 2023	Jan 28, 2023
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$302,626	$275,765
Accounts receivable, net	318,364	341,939
Inventories	554,425	510,899
Other current assets	84,654	83,102
Total current assets	1,260,069	1,211,705
Property and equipment, net	237,928	240,355
Goodwill	34,585	34,277
Deferred income tax assets	162,967	158,403
Operating lease right-of-use assets	651,722	636,148
Other assets	141,888	144,560
	$2,489,159	$2,425,448
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of borrowings and finance lease obligations	$37,507	$40,380
Accounts payable	308,614	289,442
Accrued expenses and other current liabilities	226,265	263,038
Convertible senior notes due 2024, net	114,899	—
Current portion of operating lease liabilities	170,020	170,192
Total current liabilities	857,305	763,052
Convertible senior notes due 2024, net	—	298,931
Convertible senior notes due 2028, net	266,110	—
Long-term debt and finance lease obligations	146,043	95,921
Long-term operating lease liabilities	532,495	528,236
Other long-term liabilities	152,812	157,403
Total liabilities	1,954,765	1,843,543
Redeemable noncontrolling interests	573	9,154

Commitments and contingencies (Note 13)

Stockholders’ equity:
Preferred stock, $.01 par value. Authorized 10,000,000 shares; no shares issued and outstanding	—	—
Common stock, $.01 par value. Authorized 150,000,000 shares; issued 142,771,253 and 142,771,253 shares; outstanding 53,587,282 and 54,609,786 shares as of July 29, 2023 and January 28, 2023, respectively	536	546
Paid-in capital	514,760	532,398
Retained earnings	1,274,835	1,276,857
Accumulated other comprehensive loss	(132,557)	(134,073)
Treasury stock, 89,183,971 and 88,161,467 shares as of July 29, 2023 and January 28, 2023, respectively	(1,168,677)	(1,141,615)
Guess?, Inc. stockholders’ equity	488,897	534,113
Nonredeemable noncontrolling interests	44,924	38,638
Total stockholders’ equity	533,821	572,751
	$2,489,159	$2,425,448

See accompanying notes to condensed consolidated financial statements.

GUESS?, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	Jul 29, 2023	Jul 30, 2022	Jul 29, 2023	Jul 30, 2022
Product sales	$636,496	$617,922	$1,182,406	$1,184,995
Net royalties	28,016	24,768	51,904	51,168
Net revenue	664,512	642,690	1,234,310	1,236,163
Cost of product sales	370,069	372,189	707,882	718,513
Gross profit	294,443	270,501	526,428	517,650
Selling, general and administrative expenses	229,652	216,043	460,625	425,874
Asset impairment charges	2,622	1,919	4,556	3,463
Net gains on lease modifications	(2,431)	(907)	(2,431)	(1,508)
Earnings from operations	64,600	53,446	63,678	89,821
Other income (expense):
Interest expense	(5,742)	(3,195)	(9,960)	(6,288)
Interest income	2,861	419	5,376	993
Loss on extinguishment of debt	—	—	(7,696)	—
Other, net	(4,592)	(9,053)	(7,223)	(25,505)
Total other expense	(7,473)	(11,829)	(19,503)	(30,800)

Earnings before income tax expense	57,127	41,617	44,175	59,021
Income tax expense	15,165	14,177	12,907	21,127
Net earnings	41,962	27,440	31,268	37,894
Net earnings attributable to noncontrolling interests	2,929	3,478	4,040	5,962
Net earnings attributable to Guess?, Inc.	$39,033	$23,962	$27,228	$31,932

Net earnings per common share attributable to common stockholders:
Basic	$0.73	$0.42	$0.50	$0.54
Diluted	$0.59	$0.35	$0.46	$0.46

Weighted average common shares outstanding attributable to common stockholders:
Basic	52,951	56,954	53,649	59,003
Diluted	69,869	70,299	65,608	72,443

See accompanying notes to condensed consolidated financial statements.

GUESS?, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended		Six Months Ended
	Jul 29, 2023	Jul 30, 2022	Jul 29, 2023	Jul 30, 2022
Net earnings	$41,962	$27,440	$31,268	$37,894
Other comprehensive income (loss) (“OCI”):
Foreign currency translation adjustment
Gains (losses) arising during the period	7,360	(10,885)	9,690	(28,801)
Derivative financial instruments designated as cash flow hedges
Gains arising during the period	2,805	2,082	1,748	10,685
Less income tax effect	(350)	(203)	(235)	(1,243)
Reclassification to net earnings for gains realized	(459)	(1,163)	(6,480)	(2,776)
Less income tax effect	68	124	746	294
Defined benefit plans
Foreign currency and other adjustments	(159)	(90)	(340)	78
Less income tax effect	14	9	34	(7)
Net actuarial loss amortization	65	12	127	42
Prior service credit amortization	(40)	(22)	(79)	(45)
Less income tax effect	(2)	1	(4)	(2)
Total comprehensive income	51,264	17,305	36,475	16,119
Less comprehensive income attributable to noncontrolling interests:
Net earnings	2,929	3,478	4,040	5,962
Foreign currency translation adjustment	2,382	(324)	3,691	(800)
Amounts attributable to noncontrolling interests	5,311	3,154	7,731	5,162
Comprehensive income attributable to Guess?, Inc.	$45,953	$14,151	$28,744	$10,957

See accompanying notes to condensed consolidated financial statements.

GUESS?, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended
	Jul 29, 2023	Jul 30, 2022
Cash flows from operating activities:
Net earnings	$31,268	$37,894
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	30,833	30,533
Amortization of debt discount	188	—
Amortization of debt issuance costs	801	731
Share-based compensation expense	10,075	10,679
Forward contract (gains) losses	(8,385)	2,123
Net loss from impairment and disposition of long-term assets	5,362	4,013
Loss on extinguishment of debt	7,696	—
Other items, net	8,515	21,362
Changes in operating assets and liabilities:
Accounts receivable	27,330	4,623
Inventories	(38,666)	(102,163)
Prepaid expenses and other assets	471	(5,049)
Operating lease assets and liabilities, net	(12,314)	(19,151)
Accounts payable and accrued expenses and other current liabilities	(14,074)	13,050
Other long-term liabilities	(1,827)	2,857
Net cash provided by operating activities	47,273	1,502
Cash flows from investing activities:
Purchases of property and equipment	(34,793)	(51,221)
Net cash settlement of forward contract	(721)	—
Other investing activities	(322)	(15)
Net cash used in investing activities	(35,836)	(51,236)
Cash flows from financing activities:
Proceeds from borrowings	76,469	104,855
Repayments on borrowings and finance lease obligations	(31,088)	(68,113)
Net proceeds from issuance of convertible senior notes	80,324	—
Proceeds from issuance of warrant	20,158	—
Purchase of convertible note hedge	(51,838)	—
Proceeds from termination of convertible senior note hedge	7,235	—
Payments for termination of common stock warrant	(1,024)	—
Debt issuance costs	(5,862)	(1,361)
Dividends paid	(29,921)	(27,092)
Noncontrolling interest capital distribution	(222)	(4,817)
Purchase of redeemable noncontrolling interest	(8,650)	—
Issuance of common stock, net of income tax withholdings on vesting of stock awards	493	2,126
Purchase of treasury stock	(42,821)	(186,747)
Net cash provided by (used in) financing activities	13,253	(181,149)
Effect of exchange rates on cash and cash equivalents	2,171	(10,310)
Net change in cash and cash equivalents	26,861	(241,193)
Cash and cash equivalents at the beginning of the year	275,765	415,565
Cash and cash equivalents at the end of the period	$302,626	$174,372

Supplemental cash flow data:
Interest paid	$5,138	$5,170
Income taxes paid, net of refunds	$15,483	$15,595

Non-cash investing and financing activity:
Change in accrual of property and equipment	$(3,468)	$(3,848)
Assets acquired under finance lease obligations	$198	$3,323

See accompanying notes to condensed consolidated financial statements.

GUESS?, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)
(unaudited)

	For the three and six months ended July 29, 2023
	Guess?, Inc. Stockholders’ Equity
	Common Stock					Treasury Stock
	Shares	Amount	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Shares	Amount	Nonredeemable Noncontrolling Interests	Total
Balance at January 28, 2023	54,609,786	$546	$532,398	$1,276,857	$(134,073)	88,161,467	$(1,141,615)	$38,638	$572,751
Net earnings (loss)	—	—	—	(11,805)	—	—	—	1,111	(10,694)
Other comprehensive income (loss), net of income tax benefit of $811	—	—	—	—	(5,404)	—	—	1,309	(4,095)
Issuance of common stock under stock compensation plans	1,085,319	11	(14,519)	—	—	(1,085,319)	14,058	—	(450)
Issuance of stock under Employee Stock Purchase Plan	11,848	—	28	—	—	(11,848)	153	—	181
Share-based compensation	—	—	4,617	3	—	—	—	—	4,620
Dividends, net of forfeitures on non-participating securities	—	—	—	(12,662)	—	—	—	—	(12,662)
Share repurchases	(2,237,872)	(22)	22	—	—	2,237,872	(42,821)	—	(42,821)
Equity component value of convertible notes transactions, net	—	—	(744)	—	—	—	—	—	(744)
Sale of common stock warrant	—	—	20,158	—	—	—	—	—	20,158
Purchase of convertible note hedge	—	—	(39,397)	—	—	—	—	—	(39,397)
Termination of common stock warrant	—	—	(1,024)	—	—	—	—	—	(1,024)
Termination of convertible note hedge	—	—	7,235	—	—	—	—	—	7,235
Balance at April 29, 2023	53,469,081	$535	$508,774	$1,252,393	$(139,477)	89,302,172	$(1,170,225)	$41,058	$493,058
Net earnings	—	—	—	39,033	—	—	—	2,929	41,962
Other comprehensive income, net of income tax of ($270)	—	—	—	—	6,920	—	—	2,382	9,302
Issuance of common stock under stock compensation plans	107,116	1	(811)	—	—	(107,116)	1,402	—	592
Issuance of stock under Employee Stock Purchase Plan	11,085	—	24	—	—	(11,085)	146	—	170
Share-based compensation	—	—	5,455	—	—	—	—	—	5,455
Dividends, net of forfeitures on non-participating securities	—	—	—	(16,591)	—	—	—	—	(16,591)
Purchase of redeemable noncontrolling interest	—	—	1,318	—	—	—	—	(1,223)	95
Noncontrolling interest capital distribution	—	—	—	—	—	—	—	(222)	(222)
Balance at July 29, 2023	53,587,282	$536	$514,760	$1,274,835	$(132,557)	89,183,971	$(1,168,677)	$44,924	$533,821

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
July 29, 2023
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
Interim Financial Statements
In the opinion of management, the accompanying unaudited condensed consolidated financial statements of the Company contain all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the condensed consolidated balance sheets as of July 29, 2023 and January 28, 2023, and the condensed consolidated statements of income, comprehensive income, cash flows and stockholders’ equity for the three and six months ended July 29, 2023 and July 30, 2022. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) for interim financial information and the instructions to Rule 10-01 of Regulation S-X of the United States Securities and Exchange Commission (the “SEC”). Accordingly, they have been condensed and do not include all of the information and footnotes required by GAAP for complete financial statements. The results of operations and cash flows for the three and six months ended July 29, 2023 are not necessarily indicative of the results of operations to be expected for the full fiscal year.
These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended January 28, 2023.
Fiscal Periods
The Company operates on a 52/53-week fiscal year calendar, which ends on the Saturday nearest to January 31 of each year. The three and six months ended July 29, 2023 had the same number of days as the three and six months ended July 30, 2022. All references herein to “fiscal 2023” and “fiscal 2022” represent the results of the 52-week fiscal years ended January 28, 2023 and January 29, 2022, respectively. All references herein to “fiscal 2024” represent the 53-week fiscal year ending February 3, 2024, with the extra week occurring in the fourth quarter of the year.
Business Update, Market Trends and Uncertainties
Macroeconomic conditions, including inflation, higher interest rates, foreign exchange rate fluctuations, declines in consumer spending, the impact of the ongoing conflict in Ukraine and the lingering effects of public health crises continue to negatively impact the Company’s businesses.
The Company continues to carefully monitor global and regional developments and respond appropriately. The Company also continues to strategically manage expenses in order to protect profitability and to mitigate, to the extent possible, the residual effect of supply chain disruptions. The duration and scope of these conditions cannot be predicted, and therefore, any anticipated negative financial impact to the Company’s operating results cannot be reasonably estimated.

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
The Company also recognizes royalty revenue from its trademark license agreements. The Company’s trademark license agreements represent symbolic licenses that are dependent on the Company’s continued support over the term of the license agreement. The amount of revenue that is recognized from the licensing arrangements is based on sales-based royalty and advertising fund contributions as well as specific fixed payments, where applicable. The Company’s trademark license agreements customarily provide for a multi-year initial term ranging from three to ten years and may contain options to renew prior to expiration for an additional multi-year period. The unrecognized portion of upfront payments is included in deferred royalties in accrued expenses and other long-term liabilities depending on the short or long-term nature of the payments to be recognized. As of July 29, 2023, the Company had $4.9 million and $12.9 million of deferred royalties related to these upfront payments included in accrued expenses and other current liabilities and other long-term liabilities, respectively. This compares to $4.8 million and $15.2 million of deferred royalties related to these upfront payments included in accrued expenses and other current liabilities and other long-term liabilities, respectively, at January 28, 2023. During the three and six months ended July 29, 2023, the Company recognized $3.6 million and $7.2 million in net royalties related to the amortization of deferred royalties, respectively. During the three and six months ended July 30, 2022, the Company recognized $3.3 million and $6.7 million in net royalties related to the amortization of deferred royalties, respectively.
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
As of July 29, 2023, approximately 51% of the Company’s total net trade accounts receivable and 60% of its European net trade receivables were subject to credit insurance coverage, certain bank guarantees or letters of credit for collection purposes. The Company’s credit insurance coverage contains certain terms and conditions specifying deductibles and annual claim limits. Management evaluates the creditworthiness of the counterparties to the credit insurance, bank guarantees and letters of credit and records a provision for the risk of loss on these instruments based on these evaluations as considered necessary.
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
The Company identified and modified its loans and other financial instruments with attributes directly or indirectly influenced by LIBOR. The Company determined, of its current LIBOR references as outlined in Note 9 Borrowings and Finance Lease Obligations, Note 15 Fair Value Measurements and Note 16 Derivative Financial Instruments, only the obligations under Mortgage Debt (as defined in Note 9), credit facilities and interest rate swap agreements were impacted by this guidance. In May 2023, the Company amended the terms of the Mortgage Debt for the interest rate to be based on Secured Overnight Financing Rate (“SOFR”) effective May 1, 2023. The Company also amended its existing interest rate swap agreement, resulting in a swap fixed rate of approximately 3.14%. As of July 29, 2023, the Company does not have any financial instruments with attributes directly or indirectly influenced by LIBOR.
(2)    Lease Accounting
The Company primarily leases its showrooms, advertising, licensing, sales and merchandising offices, remote distribution and warehousing facilities and retail and factory outlet store locations under operating lease agreements expiring on various dates through January 2039. The Company also leases some of its equipment, as well as computer hardware and software, under operating and finance lease agreements expiring on various dates through April 2028.
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
In addition to the amounts as disclosed below, the Company has estimated additional operating lease commitments of approximately $42.3 million for leases where the Company has not yet taken possession of the underlying asset as of July 29, 2023. As such, the related operating lease ROU assets and operating lease liabilities have not been recognized in the Company’s condensed consolidated balance sheet as of July 29, 2023.
The components of leases are (in thousands):

		Jul 29, 2023	Jan 28, 2023
Assets	Balance Sheet Location
Operating	Operating lease right-of-use assets	$651,722	$636,148
Finance	Property and equipment, net	16,304	19,055
Total lease assets		$668,026	$655,203

Liabilities	Balance Sheet Location
Current:
Operating	Current portion of operating lease liabilities	$170,020	$170,192
Finance	Current portion of borrowings and finance lease obligations	6,450	6,684
Noncurrent:
Operating	Long-term operating lease liabilities	532,495	528,236
Finance	Long-term debt and finance lease obligations	10,883	13,181
Total lease liabilities		$719,848	$718,293
The components of lease costs are (in thousands):

		Three Months Ended		Six Months Ended
	Income Statement Location	Jul 29, 2023	Jul 30, 2022	Jul 29, 2023	Jul 30, 2022
Operating lease costs	Cost of product sales	$45,351	$43,716	$91,403	$88,088
Operating lease costs	Selling, general and administrative expenses	6,600	6,281	13,197	12,582
Operating lease costs[1]	Net gains on lease modifications	(2,431)	(907)	(2,431)	(1,508)
Finance lease costs
Amortization of leased assets	Cost of product sales	29	20	52	39
Amortization of leased assets	Selling, general and administrative expenses	1,583	1,574	3,112	3,076
Interest on lease liabilities	Interest expense	189	251	398	538
Variable lease costs[2]	Cost of product sales	23,660	20,784	48,151	42,780
Variable lease costs[2]	Selling, general and administrative expenses	1,086	813	1,747	1,769
Short-term lease costs	Cost of product sales	79	90	149	186
Short-term lease costs	Selling, general and administrative expenses	652	1,320	2,291	2,878
Total lease costs		$76,798	$73,942	$158,069	$150,428
______________________________________________________________________
Notes:
1During the three and six months ended July 29, 2023 and July 30, 2022, net gains on lease modifications related primarily to the early termination of lease agreements for certain of the Company’s retail locations. Operating lease costs for these retail locations prior to the early termination were included in cost of product sales.

2During the three and six months ended July 29, 2023, variable lease costs included certain rent concessions of approximately $0.6 million and $1.0 million, respectively, received by the Company, primarily in Europe. During the three and six months ended July 30, 2022, variable lease costs included certain rent concessions of approximately $2.2 million and $3.5 million, respectively, received by the Company, primarily in Europe, related to the COVID-19 pandemic.
Maturities of the Company’s operating and finance lease liabilities as of July 29, 2023 are (in thousands):

	Operating Leases
Maturity of Lease Liabilities	Non-Related Parties	Related Parties	Finance Leases	Total
Fiscal 2024	$107,753	$4,798	$4,148	$116,699
Fiscal 2025	154,678	7,241	5,711	167,630
Fiscal 2026	119,151	6,849	5,246	131,246
Fiscal 2027	102,879	7,550	2,686	113,115
Fiscal 2028	76,453	7,717	828	84,998
After fiscal 2028	189,052	20,826	4	209,882
Total lease payments	749,966	54,981	18,623	823,570
Less: Interest	90,454	11,978	1,290	103,722
Present value of lease liabilities	$659,512	$43,003	$17,333	$719,848
Other supplemental information is (in thousands):

Lease Term and Discount Rate	Jul 29, 2023
Weighted-average remaining lease term
Operating leases	6.1 years
Finance leases	3.3 years
Weighted-average discount rate
Operating leases	4.6%
Finance leases	4.7%

	Six Months Ended
Supplemental Cash Flow Information	Jul 29, 2023	Jul 30, 2022
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$99,294	$116,202
New operating ROU assets obtained in exchange for lease liabilities	$64,636	$91,331
Impairment
During the three and six months ended July 29, 2023 and July 30, 2022, there were immaterial ROU asset impairment charges primarily related to Europe. Asset impairment charges are generally determined based on the excess of carrying value over the fair value of the ROU assets. The Company uses estimates of market participant rents to calculate fair value of the ROU assets. Refer to Note 15 for more information on the Company’s impairment testing.

(3)Earnings per Share
The computation of basic and diluted net earnings per common share attributable to common stockholders is (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	Jul 29, 2023	Jul 30, 2022	Jul 29, 2023	Jul 30, 2022
Net earnings attributable to Guess?, Inc.	$39,033	$23,962	$27,228	$31,932
Less net earnings attributable to nonvested restricted stockholders	502	264	392	264
Net earnings attributable to common stockholders	38,531	23,698	26,836	31,668
Add interest expense related to the convertible senior notes	2,743	988	3,159	1,925
Net earnings attributable to common stockholders used in diluted computations	$41,274	$24,686	$29,995	$33,593

Weighted average common shares used in basic computations	52,951	56,954	53,649	59,003
Effect of dilutive securities:
Stock options and restricted stock units	1,075	1,528	1,222	1,623
Convertible senior notes	15,843	11,817	10,737	11,817
Weighted average common shares used in diluted computations	69,869	70,299	65,608	72,443

Net earnings per common share attributable to common stockholders:
Basic	$0.73	$0.42	$0.50	$0.54
Diluted	$0.59	$0.35	$0.46	$0.46
During the three months ended July 29, 2023 and July 30, 2022, equity awards granted for 990,262 and 1,209,255 shares, respectively, of the Company’s common stock and for the six months ended July 29, 2023 and July 30, 2022, equity awards granted for 1,035,126 and 1,294,538 shares, respectively, of the Company’s common stock were outstanding but were excluded from the computation of diluted weighted average common shares and common equivalent shares outstanding because the assumed proceeds resulted in these awards being antidilutive. For the three and six months ended July 29, 2023, the Company excluded 640,042 nonvested stock units which were subject to the achievement of performance-based or market-based vesting conditions from the computation of diluted weighted average common shares and common equivalent shares outstanding because these conditions were not achieved as of July 29, 2023. For the three and six months ended July 30, 2022, there were 594,985 nonvested stock units subject to the achievement of performance-based or market-based vesting conditions that were excluded from the computation of diluted weighted average common shares and common equivalent shares outstanding as the respective conditions were not achieved as of July 30, 2022.
Warrants related to the 2.00% convertible senior notes due April 2024 (the “2024 Notes”) to purchase approximately 4.6 million and 11.6 million shares of the Company’s common shares at an initial strike price of $46.88 per share were outstanding as of July 29, 2023 and July 30, 2022, respectively. Warrants related to the 3.75% convertible senior notes due April 2028 (the “2028 Notes”, and together with the 2024 Notes, the “Notes”) to purchase approximately 11.1 million shares of the Company’s common shares at an initial strike price of $41.80 per share were outstanding as of July 29, 2023. These warrants were excluded from the computation of diluted net earnings per share since the warrants’ adjusted strike price was greater than the average market price of the Company’s common stock during the three and six months ended July 29, 2023 and July 30, 2022. See Note 10 for more information regarding the Notes.

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
During the three months ended July 29, 2023, there were no share repurchases. During the six months ended July 29, 2023, the Company repurchased 2.2 million shares under its 2021 Share Repurchase Program at an aggregate cost of $42.8 million, including excise tax. These shares were repurchased through broker assisted market transactions in connection with the exchange and subscription offering related to the 2024 Notes and the 2028 Notes. During the three and six months ended July 30, 2022, the Company repurchased 5.2 million and 9.0 million shares, respectively, of the Company’s common stock under its 2021 Share Repurchase Program at an aggregate cost of $105.0 million and $186.7 million, respectively, which is inclusive of the shares repurchased under the 2022 ASR Contract. As of July 29, 2023, the Company had remaining authority under the 2021 Share Repurchase Program to purchase $19.7 million of its common stock.
Dividends
The following sets forth the cash dividend declared per share:

	Three Months Ended		Six Months Ended
	Jul 29, 2023	Jul 30, 2022	Jul 29, 2023	Jul 30, 2022
Cash dividend declared per share	$0.300	$0.225	$0.525	$0.450
The indenture governing the 2024 Notes requires an adjustment to the conversion rate and the conversion price of the 2024 Notes for quarterly dividends exceeding $0.1125 per share. The indenture governing the 2028 Notes requires an adjustment to the conversion rate and the conversion price of the 2028 Notes for quarterly dividends exceeding $0.225 per share.
On May 24, 2023, the Company announced an increase to its regular quarterly cash dividend from $0.225 to $0.30 per share on the Company’s common stock, which was paid on June 23, 2023 to shareholders of record as of the close of business on June 7, 2023. In connection with the increase to the quarterly cash dividend, the Company has adjusted the conversion rate and the conversion price of the Notes in accordance with the terms of the indentures governing the respective Notes effective June 6, 2023, resulting in an increase to the conversion rate and a decrease in the conversion price. A corresponding adjustment was made to the strike prices with respect to the convertible note hedges and the warrants entered into by the Company in connection with the offering of the corresponding Notes, each of which was decreased in accordance with the terms of the applicable convertible note hedge confirmations and warrant confirmations. Refer to Note 10 for more information. An additional quarterly cash dividend was declared on August 23, 2023, which will result in similar adjustments to the conversion rate and conversion price of the Notes and the strike prices applicable to the convertible note hedges and warrants. Refer to Note 17 for more information.
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
Accumulated Other Comprehensive Income (Loss)
The changes in accumulated other comprehensive income (loss), net of related income taxes, are (in thousands):

	Foreign Currency Translation Adjustment	Derivative Financial Instruments Designated as Cash Flow Hedges	Defined Benefit Plans	Total

	Three Months Ended Jul 29, 2023
Balance at April 29, 2023	$(128,147)	$(7,869)	$(3,461)	$(139,477)
Gains (losses) arising during the period	4,978	2,455	(145)	7,288
Reclassification to net earnings for (gains) losses realized	—	(391)	23	(368)
Net other comprehensive income (loss)	4,978	2,064	(122)	6,920
Balance at July 29, 2023	$(123,169)	$(5,805)	$(3,583)	$(132,557)

	Six Months Ended Jul 29, 2023
Balance at January 28, 2023	$(129,168)	$(1,584)	$(3,321)	$(134,073)
Gains (losses) arising during the period	5,999	1,513	(306)	7,206
Reclassification to net earnings for (gains) losses realized	—	(5,734)	44	(5,690)
Net other comprehensive income (loss)	5,999	(4,221)	(262)	1,516
Balance at July 29, 2023	$(123,169)	$(5,805)	$(3,583)	$(132,557)

	Three Months Ended Jul 30, 2022
Balance at April 30, 2022	$(153,301)	$13,400	$(6,812)	$(146,713)
Gains (losses) arising during the period	(10,561)	1,879	(81)	(8,763)
Reclassification to net earnings for gains realized	—	(1,039)	(9)	(1,048)
Net other comprehensive income (loss)	(10,561)	840	(90)	(9,811)
Balance at July 30, 2022	$(163,862)	$14,240	$(6,902)	$(156,524)

	Six Months Ended Jul 30, 2022
Balance at January 29, 2022	$(135,861)	$7,280	$(6,968)	$(135,549)
Gains (losses) arising during the period	(28,001)	9,442	71	(18,488)
Reclassification to net earnings for gains realized	—	(2,482)	(5)	(2,487)
Net other comprehensive income (loss)	(28,001)	6,960	66	(20,975)
Balance at July 30, 2022	$(163,862)	$14,240	$(6,902)	$(156,524)

Details on reclassifications out of accumulated other comprehensive income (loss) to net earnings are (in thousands):

	Three Months Ended		Six Months Ended		Location of (Gain) Loss Reclassified from Accumulated OCI into Earnings
	Jul 29, 2023	Jul 30, 2022	Jul 29, 2023	Jul 30, 2022
Derivative financial instruments designated as cash flow hedges:
Foreign exchange currency contracts	$(311)	$(1,198)	$(6,204)	$(2,872)	Cost of product sales
Interest rate swap	(148)	35	(276)	96	Interest expense
Less income tax effect	68	124	746	294	Income tax expense
	(391)	(1,039)	(5,734)	(2,482)
Defined benefit plans:
Net actuarial loss amortization	65	12	127	42	Other expense
Prior service credit amortization	(40)	(22)	(79)	(45)	Other expense
Less income tax effect	(2)	1	(4)	(2)	Income tax expense
	23	(9)	44	(5)
Total reclassifications during the period	$(368)	$(1,048)	$(5,690)	$(2,487)
(5)Accounts Receivable
Accounts receivable is summarized as follows (in thousands):

	Jul 29, 2023	Jan 28, 2023
Trade	$282,367	$306,737
Royalty	38,862	37,521
Other	5,264	6,235
	326,493	350,493
Less allowances	8,129	8,554
	$318,364	$341,939
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
(6)Inventories
Inventories consist of the following (in thousands):

	Jul 29, 2023	Jan 28, 2023
Raw materials	$2,911	$1,807
Work in progress	3	3
Finished goods	551,511	509,089
	$554,425	$510,899
The above balances include an allowance to write down inventories to the lower of cost or net realizable value of $28.5 million and $30.3 million as of July 29, 2023 and January 28, 2023, respectively.

(7)Income Taxes
Effective Income Tax Rate
Income tax expense for the interim periods is computed using the income tax rate estimated to be applicable for the full fiscal year, adjusted for discrete items. The Company’s effective income tax rate was an expense of 29.2% for the six months ended July 29, 2023 compared to 35.8% for the six months ended July 30, 2022. The change in the effective income tax rate was primarily due to the discrete items, which included losses in certain tax jurisdictions for which the Company did not recognize an income tax benefit in fiscal 2024 compared to the same prior-year period.
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
Unrecognized Income Tax Benefit
The Company and its subsidiaries are subject to U.S. federal and foreign income tax, as well as income tax of multiple state and foreign local jurisdictions. From time-to-time, the Company is subject to routine income and other audits on various income tax matters around the world in the ordinary course of business. As of July 29, 2023, no major income tax or other tax audits were ongoing.
As of July 29, 2023 and January 28, 2023, the Company had $65.4 million and $64.4 million, respectively, of aggregate accruals for uncertain income tax positions, including penalties and interest. This includes an accrual of $19.9 million for the estimated transition tax (excluding interest) related to the 2017 Tax Cuts and Jobs Act (the “Tax Reform”) and $20.6 million for the intra-entity transfer of intellectual property rights from certain U.S. entities to a wholly-owned Swiss subsidiary, substantially offset by the related deferred income tax benefit recorded by the Swiss subsidiary. The Company reviews and updates the estimates used in the accrual for uncertain income tax positions, as appropriate, as more definitive information or interpretations become available from income taxing authorities, and on the completion of income tax audits, the receipt of assessments, expiration of statutes of limitations, or occurrence of other events.
During the second quarter of fiscal 2021, the Company became aware of a foreign withholding income tax regulation that could be interpreted to apply to certain of its previous transactions. The Company currently does not expect its exposure, if any, will have a material impact on its consolidated financial position, results of operations or cash flows.
Indefinite Reinvestment Assertion
The Company has historically considered the undistributed earnings of its foreign subsidiaries to be indefinitely reinvested. As a result of the Tax Reform, the Company had a substantial amount of previously taxed earnings that could be distributed to the U.S. without additional U.S. taxation. As of July 29, 2023, the Company determined that approximately $59.5 million of such foreign earnings are not indefinitely reinvested. The incremental tax cost to repatriate these earnings to the U.S. is immaterial. The Company intends to indefinitely reinvest the remaining earnings from the Company’s foreign subsidiaries for which a deferred income tax liability has not already been recorded. The Company continues to evaluate its plans for reinvestment or repatriation of unremitted foreign earnings and regularly reviews its cash positions and determination of indefinite reinvestment of foreign earnings. If the Company determines that all or a portion of such foreign earnings are no longer indefinitely reinvested, the Company may be subject to additional foreign withholding taxes and U.S. state income taxes, beyond the one-time transition tax.
(8)Segment Information
The Company’s businesses are grouped into five reportable segments for management and internal financial reporting purposes: Europe, Americas Retail, Americas Wholesale, Asia and Licensing. The Company’s Europe, Americas Retail, Americas Wholesale and Licensing reportable segments are the same as their respective operating segments. Certain components of the Company’s Asia operating segment are separate operating segments based on region, which have been aggregated into the Asia reportable segment for disclosure purposes.
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
Net revenue and earnings (loss) from operations are summarized (in thousands):

	Three Months Ended		Six Months Ended
	Jul 29, 2023	Jul 30, 2022	Jul 29, 2023	Jul 30, 2022
Net revenue:
Europe	$366,311	$336,707	$646,509	$612,716
Americas Retail	167,568	181,655	311,112	348,140
Americas Wholesale	43,680	50,195	95,073	118,552
Asia	58,937	49,365	129,712	105,587
Licensing	28,016	24,768	51,904	51,168
Total net revenue	$664,512	$642,690	$1,234,310	$1,236,163
Earnings (loss) from operations:
Europe	$47,196	$34,538	$48,789	$52,428
Americas Retail	15,261	23,921	11,974	38,187
Americas Wholesale	11,065	11,442	24,158	28,839
Asia	(539)	(3,300)	3,291	(6,787)
Licensing	26,354	21,206	48,649	45,650
Total segment earnings from operations	99,337	87,807	136,861	158,317
Corporate overhead	(34,546)	(33,349)	(71,058)	(66,541)
Asset impairment charges[1]	(2,622)	(1,919)	(4,556)	(3,463)
Net gains on lease modifications[2]	2,431	907	2,431	1,508
Total earnings from operations	$64,600	$53,446	$63,678	$89,821
______________________________________________________________________
Notes:
1During the three and six months ended July 29, 2023 and July 30, 2022, the Company recognized asset impairment charges related primarily to impairment of property and equipment and operating right-of-use assets related to certain retail locations resulting from under-performance and expected store closures. Refer to Note 2 and Note 15 for more information regarding these asset impairment charges.
2During the three and six months ended July 29, 2023 and July 30, 2022, the Company recorded net gains on lease modifications related primarily to the early termination of certain lease agreements.

The below presents information regarding geographic areas in which the Company operated. Net revenue is classified primarily based on the country where the Company’s customer is located (in thousands):

	Three Months Ended		Six Months Ended
	Jul 29, 2023	Jul 30, 2022	Jul 29, 2023	Jul 30, 2022
Net revenue:
U.S.	$145,181	$159,134	$279,133	$328,261
Italy	81,290	72,695	141,660	129,061
South Korea	34,901	28,125	82,490	64,009
Germany	47,960	49,063	80,324	84,904
Canada	37,636	43,982	70,210	84,560
Spain	40,119	36,674	69,355	66,787
Other countries	249,409	228,249	459,234	427,413
Total product sales	636,496	617,922	1,182,406	1,184,995
Net royalties	28,016	24,768	51,904	51,168
Net revenue	$664,512	$642,690	$1,234,310	$1,236,163
Due to the seasonal nature of the Company’s business segments, the above net revenue and operating results are not necessarily indicative of the results that may be expected for the full fiscal year.
(9)Borrowings and Finance Lease Obligations
Borrowings and finance lease obligations are summarized (in thousands):

	Jul 29, 2023	Jan 28, 2023
Borrowings under credit facilities	$127,335	$70,304
Term loans	18,502	25,516
Finance lease obligations	17,333	19,865
Mortgage debt	16,842	17,189
Other	3,538	3,427
	183,550	136,301
Less current installments	37,507	40,380
Long-term debt and finance lease obligations	$146,043	$95,921
Term Loans
The Company entered into term loans with certain banks primarily in Europe during fiscal 2021. These loans are primarily unsecured, have remaining terms of approximately two years and incur interest at annual rates ranging between 1.3% to 6.4%. As of July 29, 2023 and January 28, 2023, the Company had outstanding borrowings of $18.5 million and $25.5 million, respectively, under these borrowing arrangements.
Finance Lease Obligations
The Company leases its European distribution center in the Netherlands under a finance lease which primarily provides for monthly minimum lease payments through May 2027 with an effective interest rate of approximately 6%. The Company has also entered into finance leases for equipment used in its European distribution centers. These finance lease obligations totaled $13.2 million and $15.0 million as of July 29, 2023 and January 28, 2023, respectively.
The Company also has smaller finance leases related primarily to computer hardware and software. As of July 29, 2023 and January 28, 2023, these finance lease obligations totaled $4.1 million and $4.9 million, respectively.

Mortgage Debt
During fiscal 2017, the Company entered into a ten-year $21.5 million real estate secured loan (the “Mortgage Debt”) which is secured by the Company’s U.S. distribution center based in Louisville, Kentucky. The Mortgage Debt requires the Company to comply with a fixed charge coverage ratio on a trailing four-quarter basis if consolidated cash, cash equivalents, short-term investment balances and availability under borrowing arrangements fall below certain levels. In addition, the Mortgage Debt contains customary covenants, including covenants that limit or restrict the Company’s ability to incur liens on the mortgaged property and enter into certain contractual obligations. Upon the occurrence of an event of default under the Mortgage Debt, the lender may terminate the Mortgage Debt and declare all amounts outstanding to be immediately due and payable. The Mortgage Debt specifies a number of events of default (some of which are subject to applicable grace or cure periods), including, among other things, non-payment defaults, covenant defaults, cross-defaults to other material indebtedness, bankruptcy and insolvency defaults and material judgment defaults. Interest on the Mortgage Debt was payable at a variable rate based on LIBOR. In May 2023, the Company amended the terms of the Mortgage Debt for the interest rate to be based on SOFR, effective May 1, 2023. The Company also amended its existing interest rate swap agreement, resulting in a swap fixed rate of approximately 3.14%.
Credit Facilities
Long-Term 2023 Credit Facility
During fiscal 2023, the Company amended and restated its senior secured asset-based revolving credit facility with Bank of America, N.A. and other lenders party thereto to extend the maturity date of the credit facility to December 20, 2027, among other changes (as amended, the “2023 Credit Facility”). In addition, the Company entered into an amendment agreement to permit, among other things, the exchange and subscription offering on April 12, 2023. Pursuant to the amendment, the 2023 Credit Facility is subject to earlier maturity as of 60 days before the maturity date of the Company’s 2024 Notes if satisfactory payment conditions have not been met during such 60 days period. The amendment retains the 2023 Credit Facility’s existing provisions for earlier maturity as of 60 days before the maturity date of the Company’s 2024 Notes if (1) such notes have not been refinanced or converted into equity by that date or (2) arrangements satisfactory to the Lenders for the refinancing or conversion of the 2024 Notes have not been made. The 2023 Credit Facility provides for a borrowing capacity in an amount up to $150 million, including a Canadian sub-facility up to $20 million, subject to a borrowing base. Based on applicable accounts receivable, inventory and eligible cash, subject to certain allowances, the Company could have borrowed up to $118 million under the 2023 Credit Facility as of July 29, 2023. The 2023 Credit Facility has an option to expand the borrowing capacity by up to $150 million subject to certain terms and conditions, including the willingness of existing or new lenders to assume such increased amount. The 2023 Credit Facility is available for direct borrowings and the issuance of letters of credit, subject to certain letters of credit sublimits, and may be used for repayment of debt, working capital and other general corporate purposes. As of both July 29, 2023 and January 28, 2023, the Company had $8.1 million in outstanding standby letters of credit, no outstanding documentary letters of credit and no outstanding borrowings under the 2023 Credit Facility.
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
The 2023 Credit Facility contains various annual sustainability key performance targets, the achievement of which would result in an adjustment to the interest margin ranging from plus 5 basis points to minus 5 basis points per year and the commitment fee ranging from plus 1 basis point to minus 1 basis point per year. The 2023 Credit Facility requires the Company to comply with a fixed charge coverage ratio on a trailing four-quarter basis if a default or an event of default occurs under the 2023 Credit Facility or availability under the 2023 Credit Facility falls below the greater of 10% of the aggregate borrowing base and $12.5 million. In addition, the 2023 Credit Facility contains customary covenants, including covenants that limit or restrict the Company and certain of its subsidiaries’ ability to: incur liens, incur indebtedness, make investments, dispose of assets, make certain restricted payments, merge or consolidate and enter into certain transactions with affiliates. Upon the occurrence of an event of default under the 2023 Credit Facility, the lenders may cease making loans, terminate the 2023 Credit Facility and declare all amounts outstanding to be immediately due and payable. The 2023 Credit Facility specifies a number of events of default (some of which are subject to applicable grace or cure periods), including, among other things, non-payment defaults, covenant defaults, cross-defaults to other material indebtedness, bankruptcy and insolvency defaults, and material judgment defaults. The 2023 Credit Facility allows for both secured and unsecured borrowings outside of the 2023 Credit Facility up to specified amounts.
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
Borrowings under the 2022 Credit Facility bear interest based on the daily balance outstanding at the Euro Interbank Offered Rate (EURIBOR) plus an applicable margin (varying from 0.85% to 1.20%), provided that EURIBOR may not be less than zero. The 2022 Credit Facility carries a commitment fee equal to the available but unused borrowing capacity multiplied by 35% of an applicable margin (varying from 0.85% to 1.20%). The Company is also required to pay a utilization fee on the total amount of the loans outstanding under the 2022 Credit Facility at rates varying from 0.10% to 0.20%, depending on the balance outstanding. The applicable margins are calculated quarterly and vary based on the leverage ratio of the guarantor and its subsidiaries as set forth in the Credit Agreement.
The Credit Agreement contains various annual sustainability key performance targets, the achievement of which would result in an adjustment to the interest margin ranging from a plus 5 basis points to a minus 5 basis points per year. The Credit Agreement includes a financial covenant requiring a maximum leverage ratio of the guarantor and its subsidiaries. In addition, the Credit Agreement includes customary representations and warranties, affirmative and negative covenants and events of default. As of July 29, 2023, the Company had $110.1 million of outstanding borrowings and $165.3 million available for future borrowings under the 2022 Credit Facility. As of January 28, 2023, the Company had $54.4 million of outstanding borrowings and $217.4 million available for future borrowings under the 2022 Credit Facility.
Other Credit Facilities
The Company, through its Chinese subsidiary, maintains a short-term uncommitted bank borrowing agreement that provides for a borrowing capacity up to $30 million, primarily for working capital purposes. As of both July 29, 2023 and January 28, 2023, the Company had $14.0 million in outstanding borrowings under this agreement.
The Company, through its Japanese subsidiary, maintains a short-term uncommitted bank borrowing agreement that provides for a borrowing capacity up to ¥500 million ($3.5 million), primarily for working capital purposes. The Company had $3.2 million and $1.9 million in outstanding borrowings under this agreement as of July 29, 2023 and January 28, 2023, respectively.
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
The Company evaluated all exchanges and determined approximately 74% of the exchanged notes were accounted for as extinguishment of debt and approximately 26% were accounted for as modification of debt. As a result of these transactions, the Company recognized a $7.7 million loss on extinguishment of debt during the first quarter of fiscal 2024.
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
The 2028 Notes are convertible in certain circumstances into cash, shares of the Company’s common stock, or a combination of cash and shares of the Company’s common stock, at the Company’s election, at an initial conversion rate of 40.4858 shares of common stock per $1,000 principal amount of 2028 Notes, which is equivalent to an initial conversion price of approximately $24.70 per share, subject to adjustment upon the occurrence of certain events. In accordance with the terms of the 2028 Indenture, the Company has adjusted the conversion rate and the conversion price of the 2028 Notes for quarterly dividends exceeding $0.225 per share (the conversion price is currently approximately $24.60 per share). Prior to November 15, 2027, the 2028 Notes are convertible only upon the occurrence of certain events and during certain periods, and thereafter, at any time until the close of business on the second scheduled trading day immediately preceding the maturity date of the 2028 Notes.
Following certain corporate events described in the 2028 Indenture that occur prior to the maturity date, the conversion rate will be increased for a holder who elects to convert its 2028 Notes in connection with such corporate event in certain circumstances. The 2028 Notes are not redeemable prior to maturity, and no sinking fund is provided for the 2028 Notes. As of July 29, 2023, none of the conditions allowing holders of the 2028

Notes to convert had been met. The Company expects to settle the principal amount of the 2028 Notes in fiscal 2029 in cash and any excess in shares.
The Company incurred approximately $5.9 million of debt issuance costs related to the 2028 Notes including third-party offering costs during the first quarter of fiscal 2024. Debt issuance costs were recorded as a contra-liability (other than $0.5 million expensed related to 2024 Notes that were subject to modification accounting) and are presented net against the 2028 Notes balance on the Company’s condensed consolidated balance sheets. These costs are being amortized to interest expense over the term of the 2028 Notes.
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
The 2024 Notes are convertible in certain circumstances into cash, shares of the Company’s common stock, or a combination of cash and shares of the Company’s common stock, at the Company’s election, at an initial conversion rate of 38.7879 shares of common stock per $1,000 principal amount of 2024 Notes, which is equivalent to an initial conversion price of approximately $25.78 per share, subject to adjustment upon the occurrence of certain events. In accordance with the terms of the 2024 Indenture, the Company has adjusted the conversion rate and the conversion price of the 2024 Notes for quarterly dividends exceeding $0.1125 per share (the conversion price is currently approximately $24.68 per share). Prior to November 15, 2023, the 2024 Notes are convertible only upon the occurrence of certain events and during certain periods, and thereafter, at any time until the close of business on the second scheduled trading day immediately preceding the maturity date of the 2024 Notes. Following certain corporate events described in the 2024 Indenture that occur prior to such maturity date, the conversion rate will be adjusted under certain circumstances. The 2024 Notes are not redeemable prior to maturity, and no sinking fund is provided for the 2024 Notes. As of July 29, 2023, none of the conditions allowing holders of the 2024 Notes to convert had been met. The Company expects to settle the principal amount of the 2024 Notes in fiscal 2025 in cash and any excess in shares.
The Notes consist of the following (in thousands):

	Jul 29, 2023	Jan 28, 2023
2028 Notes[1]
Principal	$275,000	$—
Unamortized debt discount and issuance costs[2]	(8,890)	—
Net carrying amount	$266,110	$—

Fair value, net[3]	$274,083	$—

2024 Notes
Principal	$115,144	$300,000
Unamortized debt issuance costs	(245)	(1,069)
Net carrying amount	$114,899	$298,931

Fair value, net[3]	$120,825	$331,862
______________________________________________________________________

Notes:
1For the three and six months ended July 29, 2023, the weighted average effective interest rate including amortization of debt discount and issuance costs on the 2028 Notes was 4.5%.
2The unamortized debt discount related to the 2028 Notes is due to the result of the modification accounting for a portion of the exchanged notes. This discount represents both an increase in the fair value of the embedded conversion option, which is calculated as the difference between the fair value of the embedded conversion option immediately before and after the exchange, and cash paid to modified noteholders. The change in conversion option value reduces the carrying amount of the convertible debt instrument with a corresponding increase in additional paid-in capital. The additional cash paid to modified noteholders increased the debt discount. This debt discount is being amortized to interest expense over five years.
3The fair value of the Notes is determined based on inputs that are observable in the market and have been classified as Level 2 in the fair value hierarchy.
Interest expense for the Notes for the three and six months ended July 29, 2023 and July 30, 2022 consists of the following (in thousands):

	2028 Notes		2024 Notes
	Jul 29, 2023	Jul 30, 2022	Jul 29, 2023	Jul 30, 2022
	Three Months Ended
Coupon interest	$2,578	$—	$576	$1,500
Amortization of debt discount and issuance costs	417	—	86	215
Total	$2,995	$—	$662	$1,715

	Six Months Ended
Coupon interest	$2,979	$—	$1,922	$3,000
Amortization of debt discount and issuance costs	479	—	284	429
Total	$3,458	$—	$2,206	$3,429
Convertible Bond Hedge and Warrant Transactions
In April 2023, in connection with the offering of the 2028 Notes, the Company entered into convertible note hedge transactions whereby the Company had the option to purchase a total of approximately 11.1 million shares of its common stock at an initial strike price of approximately $24.70 per share. The total cost of the convertible note hedge transactions was $51.8 million. In addition, the Company sold warrants whereby the holders of the warrants had the option to purchase a total of approximately 11.1 million shares of the Company’s common stock at an initial strike price of $41.80 per share. The Company received $20.2 million in cash proceeds from the sale of these warrants. Both the number of shares underlying the convertible note hedges and warrants and the strike price of the instruments are subject to customary adjustments. In accordance with the original terms of the convertible note hedge confirmations and warrant confirmations, the Company has adjusted the strike prices with respect to the convertible note hedges and warrants for quarterly dividends exceeding $0.225 per share (currently approximately $24.60 per share and $41.64 per share, respectively). The purchase of the convertible note hedges is intended to offset dilution from the conversion of the 2028 Notes to the extent the market price per share of the Company’s common stock exceeds the then-applicable strike price of the convertible note hedges. The warrant transaction may have a dilutive effect with respect to the Company’s common stock to the extent the market price per share of the Company’s common stock exceeds the then-applicable strike price of the warrants. The convertible note hedges and warrants are recorded in stockholders’ equity, are not accounted for as derivatives and are not remeasured each reporting period.
Concurrently, in connection with the retirement of $184.9 million in principal amount of the 2024 Notes, the Company entered into Partial Termination Agreements with certain financial institutions to unwind a portion of the convertible note hedge transactions and warrant transactions the Company had entered into in connection with the issuance of the 2024 Notes. The terminated portion is in a notional amount corresponding to the amount of exchanged 2024 Notes. As a result, the Company received $7.2 million, which reduced the number of purchase options to approximately 4.6 million shares of common stock at an adjusted strike price of approximately $24.92 per share. Additionally, the Company paid $1.0 million related to terminated warrants, which reduced the number of shares that may be purchased pursuant to the warrants to 4.6 million shares of common stock at an adjusted strike price of approximately $45.31 per share. This transaction resulted in a

$6.2 million net increase in additional paid-in capital in the Company’s consolidated balance sheet as of April 29, 2023. For the remaining portion of the convertible note hedge transactions and warrant transactions entered into in connection with the 2024 Notes, both the number of shares underlying the instruments and the strike price of the instruments are subject to customary adjustments pursuant to their original terms. In accordance with the original terms of the convertible note hedge confirmations and warrant confirmations, respectively, the Company has adjusted the strike prices with respect to the convertible note hedges and warrants for quarterly dividends exceeding $0.1125 per share (currently approximately $24.68 per share and $44.87 per share, respectively). The remaining convertible note hedges and warrant transactions continue to serve to partially offset the potential dilution arising from the conversion of the 2024 Notes that remain outstanding.
(11)Share-Based Compensation
The following summarizes the share-based compensation expense recognized under all of the Company’s stock plans (in thousands):

	Three Months Ended		Six Months Ended
	Jul 29, 2023	Jul 30, 2022	Jul 29, 2023	Jul 30, 2022
Stock options	$207	$712	$713	$1,312
Stock awards/units	5,203	5,852	9,268	9,224
Employee Stock Purchase Plan	45	63	94	143
Total share-based compensation expense	$5,455	$6,627	$10,075	$10,679
As of July 29, 2023, there was no unrecognized compensation cost related to nonvested stock options and approximately $32.1 million of unrecognized compensation cost related to nonvested stock awards/units. This cost is expected to be recognized over a weighted average period of 1.7 years.
Grants
On May 12, 2023 and July 3, 2023, the Company granted 471,373 and 5,153 nonvested stock units, respectively, to certain of its executive employees. These nonvested stock units are subject to certain performance-based or market-based vesting conditions.
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
The following summarizes the activity for nonvested performance-based units during the six months ended July 29, 2023:

	Number of Units	Weighted Average Grant Date Fair Value
Nonvested at January 28, 2023	612,627	$20.14
Granted	340,042	18.14
Vested	(278,757)	18.25
Forfeited	(184,365)	20.34
Nonvested at July 29, 2023	489,547	$19.75
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
The following summarizes the activity for nonvested market-based units during the six months ended July 29, 2023:

	Number of Units	Weighted Average Grant Date Fair Value
Nonvested at January 28, 2023	946,787	$14.75
Granted[1]	281,487	12.06
Vested[1]	(505,494)	6.38
Forfeited	—	—
Nonvested at July 29, 2023	722,780	$19.55
______________________________________________________________________
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
Leases
The Company leases warehouse and administrative facilities, including the Company’s North American corporate headquarters in Los Angeles, California, from partnerships affiliated with the Marciano Entities and certain of their affiliates. There were four of these leases in effect as of July 29, 2023 with expiration or option exercise dates ranging from calendar years 2023 to 2030.
In August 2023, the Company (through a wholly-owned Canadian subsidiary) entered into a three-year lease extension through August 2026 with the related party landlord for the Company’s existing Canadian warehouse and administrative facility in Montreal, Quebec. All other material terms in the previously existing Canada lease (including base rent of approximately CAD$0.6 million (US$0.5 million) per year) remain the same.
Aggregate lease costs recorded under these four related party leases were approximately $4.6 million and $4.5 million for the six months ended July 29, 2023 and July 30, 2022, respectively. The Company believes that the terms of the related party leases are no less favorable to the Company than would have been available from unaffiliated third parties. Refer to Note 2 for more information on lease commitments.
Aircraft Arrangements
The Company periodically charters aircraft owned by the Marciano Entities through informal arrangements with the Marciano Entities and independent third-party management companies contracted by such Marciano Entities to manage their aircraft. The Company believes that the terms of the charter arrangements are no less favorable to the Company than would have been available from unaffiliated third parties. The total fees paid under these arrangements for the six months ended July 29, 2023 and July 30, 2022 were approximately $2.0 million and $1.0 million, respectively.
Minority Investment
The Company owns a 30% interest in a privately held men’s footwear company (the “Footwear Company”) in which the Marciano Entities own a 45% interest. In December 2020, the Company provided the Footwear Company with a revolving credit facility for $2.0 million, which provides for an annual interest rate of 2.75% and matures in November 2023. As of both July 29, 2023 and January 28, 2023, the Company had a note receivable of $0.4 million included in other assets in its condensed consolidated balance sheets related to outstanding borrowings by the Footwear Company under this revolving credit facility.
In May 2022, the Company entered into a Fulfillment Services Agreement with the Footwear Company under which the Company will provide certain fulfillment services for the Footwear Company’s U.S. wholesale and e-commerce businesses from the Company’s U.S distribution center on a cost-plus 5% basis. The Footwear Company also pays rent to the Company for the use of a small office space in the Company’s U.S. headquarters. In June 2022, the Company (through a wholly-owned Swiss subsidiary) entered into a Distributorship Agreement with the Footwear Company under which the Company was designated as the exclusive distributor (excluding e-commerce) for the Footwear Company in the European Union and other specified countries. The Distributorship Agreement provided for (i) the Company to receive a 35% discount from the Footwear Company’s wholesale prices, (ii) no minimum sales requirements or advertising spending requirements for the Company, (iii) an initial 15 month term with annual renewals thereafter and (iv) other standard terms and conditions for similar arrangements. In May 2023, the Distributorship Agreement was amended to (i) reflect a reduction in the amount of sales services to be performed by the Company, (ii) revise the wholesale discount to 22% and (iii) provide an annual 2% advertising commitment by the Company. During the six months ended July 29, 2023, there were approximately $7,000 in fees received with respect to the U.S. fulfillment services, approximately $9,000 in fees received with respect to office rent and less than $5,000 in amounts paid related to the distributorship arrangements. During the six months ended July 30, 2022, there were no fees received with respect to the U.S. fulfillment services, approximately $8,000 in fees received with respect to office rent and less than $5,000 in amounts paid related to the distributorship arrangements.
Vendor Purchases
The Company purchases faux fur products from a privately-held fashion accessories company (the “Fashion Company”). Mr. Maurice Marciano, Mr. Paul Marciano and Mr. Carlos Alberini own on a combined basis 20% of the outstanding common equity interests in the Fashion Company (with the Marcianos jointly owning 16% and Mr. Alberini owning 4%). The total payments made by the Company to the Fashion Company were approximately $0.4 million and $1.5 million for the six months ended July 29, 2023 and July 30, 2022, respectively. The Company believes that the price paid by the Company for the Fashion Company’s products and the terms of the transactions between the Company and the Fashion Company have not been affected by this passive investment of Messrs. Marcianos and Mr. Alberini in the Fashion Company.
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
(13)    Commitments and Contingencies
Investment Commitments
As of July 29, 2023, the Company had an unfunded commitment to invest €8.8 million ($9.7 million) in a group of private equity funds. Refer to Note 15 for further information.
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
The Company has received customs tax assessment notices from the Italian Customs Agency (“ICA”) regarding its customs tax audit of one of the Company’s European subsidiaries for the period from July 2010 through December 2012. Such assessments totaled €9.8 million ($10.8 million), including potential penalties and interest through such assessment dates. The Company strongly disagreed with the ICA’s positions and therefore filed appeals with the Milan First Degree Tax Court (“MFDTC”). Those appeals were split into a number of different cases that were then heard by different sections of the MFDTC. The MFDTC ruled in favor of the Company on all of these appeals. The ICA subsequently appealed €9.7 million ($10.7 million) of these favorable MFDTC judgments with the Appeals Court. To date, €8.5 million ($9.4 million) have been decided in favor of the Company and €1.2 million ($1.3 million) have been decided in favor of the ICA. The Company believes that the unfavorable Appeals Court ruling is incorrect and inconsistent with the prior rulings on similar matters by both the MFDTC and other judges within the Appeals Court, and has appealed the decision to the Supreme Court. The ICA has appealed most of the favorable Appeals Court rulings to the Supreme Court. To date, of the cases that have been appealed to the Supreme Court, €0.4 million ($0.4 million) have been decided in favor of the Company based on the merits of the case and €1.3 million ($1.4 million) have been remanded back to the lower court for further consideration. There can be no assurances the Company will be successful in the remaining appeals. It also continues to be possible that the Company will receive similar or even larger assessments for periods subsequent to December 2012 or other claims or charges (including additional interest amounts) related to the matter in the future. Although the Company believes that it has a strong position and will continue to vigorously defend this matter, it is unable to predict with certainty whether or not these efforts will ultimately be successful or whether the outcome will have a material impact on the Company’s financial position, results of operations or cash flows.
On January 11, 2022, Legion Partners Holdings, LLC (“Legion”), a stockholder of Guess common stock, sent two letters to the Board of Directors of Guess (the “Board”). One letter sought books and records pursuant to Section 220 of the Delaware General Corporation Law (the “220 Demand”) to purportedly investigate potential breaches of fiduciary duties by the Board in connection with the Board’s renomination of Mr. Maurice Marciano to the Board and certain related party transactions. The second letter demanded that the Board take action to cause the Company to investigate and commence legal proceedings for breach of fiduciary duty claims the Company may have in connection with alleged misconduct of Mr. Paul Marciano, the Board’s oversight of and response to such alleged misconduct, and the Board’s review and approval of certain related-party transactions (the “Litigation Demand”). On January 31, 2022, the Company responded to both letters informing Legion that the Company was reviewing the formation of a committee in response to the Litigation Demand and detailing the deficiencies with the 220 Demand under Delaware law, including that Legion failed to state a proper purpose and that the scope of Legion’s requested books and records was overbroad. The Company subsequently formed a Demand Review Committee (the “DRC”), which has been engaged in an ongoing review of the matters detailed in the Litigation Demand.
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
On June 3, 2023, the Company received a letter from an individual seeking to settle certain claims against Mr. Paul Marciano and the Company relating to allegations of improper treatment of the individual by Mr. Paul Marciano. The letter did not make an assertion of damages. The individual is represented by the same attorney who represented plaintiffs in similar actions in 2021 and 2022, which were settled out of court in 2022 to avoid the cost of litigation and without admitting liability or fault. No complaint has been filed with respect to the allegations in the June 2023 letter, and Mr. Paul Marciano and the Company dispute the allegations fully.
Redeemable Noncontrolling Interests
The Company is party to a put arrangement with respect to the common securities that represent the remaining noncontrolling interest for its majority-owned subsidiary, Guess Brasil Comércio e Distribuição S.A. (“Guess Brazil”). The put arrangement for Guess Brazil, representing 40% of the total outstanding equity interest of that subsidiary, may be exercised at the discretion of the noncontrolling interest holder by providing written notice to the Company every third anniversary beginning in March 2019, subject to certain time restrictions. The redemption value of the Guess Brazil put arrangement is based on a multiple of Guess Brazil’s earnings before interest, taxes, depreciation and amortization subject to certain adjustments and is classified as a redeemable noncontrolling interest outside of permanent equity in the Company’s condensed consolidated balance sheet. The carrying value of the redeemable noncontrolling interest related to Guess Brazil was $0.6 million and $0.5 million as of July 29, 2023 and January 28, 2023, respectively.
The Company (through a wholly-owned European subsidiary) was previously party to a put arrangement with respect to the securities that represented the remaining noncontrolling interest for its majority-owned Russian subsidiary, Guess? CIS, LLC (“Guess CIS”), which was established through a majority-owned joint venture during fiscal 2016. The put arrangement for Guess CIS (the “Put Option”), representing 30% of the total outstanding equity interest of that subsidiary, was exercisable at the sole discretion of the noncontrolling interest holder (the “Minority Holder”) by providing written notice to the Company through December 31, 2025. The redemption value of the Put Option was based on a multiple of Guess CIS’s earnings before interest, taxes, depreciation and amortization subject to certain adjustments and was classified as a redeemable noncontrolling interest outside of permanent equity in the Company’s condensed consolidated balance sheet. The carrying value of the redeemable noncontrolling interest related to Guess CIS was €8.0 million as of January 28, 2023.
In November 2022, the Minority Holder exercised the Put Option, triggering a contractual obligation for the Company to purchase the Minority Holder’s 30% interest in Guess CIS. Following a comprehensive review of the various economic sanctions imposed by the United States and European governments with respect to Russia, and obtaining guidance from the U.S. Department of the Treasury’s Office of Foreign Assets Control, the Company determined that its acquisition of the Minority Holder’s 30% interest in Guess CIS pursuant to the Company’s pre-sanctions contractual obligation to fulfill the Minority Holder’s exercise of the Put Option was not prohibited by current economic sanctions, including the U.S. ban on new investment in Russia. As such, following the exercise of the Put Option by the Minority Holder, the Company and the Minority Holder entered into an agreement to proceed with the Company’s acquisition of the Minority Holder’s 30% interest in Guess CIS for a purchase price of €8.0 million, subject to the formal approval of the acquisition by the relevant Russian government commission and certain other customary conditions. This formal approval was received, and the purchase was completed in May 2023. As a result of this transaction, there was no redeemable noncontrolling interest related to Guess CIS as of July 29, 2023.
The Company’s European subsidiary, Guess Europe SAGL has also counter-guaranteed up to $900,000 of Guess CIS’s obligations under its local Russian guarantee line, as required by certain lease agreements.
A reconciliation of the total carrying amount of redeemable noncontrolling interests is (in thousands):

	Six Months Ended
	Jul 29, 2023	Jul 30, 2022
Beginning balance	$9,154	$9,500
Foreign currency translation adjustment	0	777
Purchase of redeemable noncontrolling interest	(8,581)	—
Ending balance	$573	$10,277
(14)Defined Benefit Plans
Supplemental Executive Retirement Plan
The Company’s Supplemental Executive Retirement Plan (“SERP”) provides select employees who satisfy certain eligibility requirements with certain benefits upon retirement, termination of employment, death, disability or a change in control of the Company, in certain prescribed circumstances. As a non-qualified pension plan, no dedicated funding of the SERP is required; however, the Company has made periodic payments into insurance policies held in a rabbi trust to fund the expected obligations arising under the non-qualified SERP. The cash surrender values of the insurance policies were $63.6 million and $64.4 million as of July 29, 2023 and January 28, 2023, respectively, and were included in other assets in the Company’s condensed consolidated balance sheets. As a result of changes in the value of the insurance policy investments, the Company recorded immaterial unrealized gains in other income (expense) during the three and six months ended July 29, 2023, respectively, and unrealized losses of $0.2 million and $3.5 million in other income (expense) during the three and six months ended July 30, 2022, respectively. The projected benefit obligation was $42.3 million and $42.4 million as of July 29, 2023 and January 28, 2023, respectively, and was included in accrued expenses and other current liabilities and other long-term liabilities in the Company’s condensed consolidated balance sheets depending on the expected timing of payments. SERP benefit payments of $0.5 million were made during each of the three months ended July 29, 2023 and July 30, 2022. SERP benefit payments of $1.0 million were made during each of the six months ended July 29, 2023 and July 30, 2022.
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
As of July 29, 2023 and January 28, 2023, the foreign pension plans had a total projected benefit obligation of $51.9 million and $47.4 million, respectively, and plan assets held in independent investment fiduciaries of $45.2 million and $41.2 million, respectively. The net liability of $6.7 million and $6.2 million was included in other long-term liabilities in the Company’s condensed consolidated balance sheets as of July 29, 2023 and January 28, 2023, respectively.

The components of net periodic defined benefit pension cost related to the Company’s defined benefit plans are (in thousands):

	SERP	Foreign Pension Plans	Total

	Three Months Ended Jul 29, 2023
Service cost	$—	$935	$935
Interest cost	466	229	695
Expected return on plan assets	—	(203)	(203)
Net amortization of unrecognized prior service credit	—	(40)	(40)
Net amortization of actuarial losses	—	65	65
Net periodic defined benefit pension cost	$466	$986	$1,452

	Six Months Ended Jul 29, 2023
Service cost	$—	$1,848	$1,848
Interest cost	931	453	1,384
Expected return on plan assets	—	(402)	(402)
Net amortization of unrecognized prior service credit	—	(79)	(79)
Net amortization of actuarial losses	—	127	127
Net periodic defined benefit pension cost	$931	$1,947	$2,878

	SERP	Foreign Pension Plans	Total

	Three Months Ended Jul 30, 2022
Service cost	$—	$741	$741
Interest cost	334	55	389
Expected return on plan assets	—	(67)	(67)
Net amortization of unrecognized prior service credit	—	(22)	(22)
Net amortization of actuarial losses	—	12	12
Net periodic defined benefit pension cost	$334	$719	$1,053

	Six Months Ended Jul 30, 2022
Service cost	$—	$1,516	$1,516
Interest cost	667	112	779
Expected return on plan assets	—	(137)	(137)
Net amortization of unrecognized prior service credit	—	(45)	(45)
Net amortization of actuarial losses	17	25	42
Net periodic defined benefit pension cost	$684	$1,471	$2,155

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
The following presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements				Fair Value Measurements
	at Jul 29, 2023				at Jan 28, 2023
Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Foreign exchange currency contracts	$—	$754	$—	$754	$—	$2,219	$—	$2,219
Interest rate swap	—	1,111	—	1,111	—	1,034	—	1,034
Total	$—	$1,865	$—	$1,865	$—	$3,253	$—	$3,253
Liabilities:
Foreign exchange currency contracts	$—	$10,960	$—	$10,960	$—	$16,704	$—	$16,704
Interest rate swap	—	—	—	—	—	—	—	—
Deferred compensation obligations	—	16,511	—	16,511	—	15,187	—	15,187
Total	$—	$27,471	$—	$27,471	$—	$31,891	$—	$31,891
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
The Company included €4.7 million ($5.2 million) and €3.7 million ($4.0 million) in other assets in the Company’s condensed consolidated balance sheets related to its investment in a group of private equity funds as of July 29, 2023 and January 28, 2023, respectively. The Company uses net asset value per share as a practical expedient to measure the fair value of this investment and has not included this investment in the fair value hierarchy as disclosed above. As of July 29, 2023, the Company had an unfunded commitment to invest an additional €8.8 million ($9.7 million) in the private equity funds.
The fair values of the Company’s debt instruments (see Note 9) are based on the amount of future cash flows associated with each instrument discounted using the Company’s incremental borrowing rate. As of July 29, 2023 and January 28, 2023, the carrying value was not materially different from fair value, as the interest rates on the Company’s debt approximated rates currently available to the Company. The fair value of the Company’s Notes (see Note 10) is determined based on inputs that are observable in the market and have been classified as Level 2 in the fair value hierarchy.
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
As discussed further in Note 1, macroeconomic conditions, including inflation, higher interest rates, foreign exchange rate fluctuations, declines in consumer spending, the impact of the ongoing conflict in Ukraine and the lingering effects of public health crises continued to negatively impact the Company’s financial results during the three and six months ended July 29, 2023 and July 30, 2022, and could continue to impact the Company’s operations in ways the Company is not able to predict today. The Company has made reasonable assumptions and judgments to determine the fair value of the assets tested based on the facts and circumstances that were available as of the reporting date. If actual results are not consistent with the assumptions and judgments used in estimating future cash flows and asset fair values, there may be additional exposure to future impairment losses that could be material to the Company’s results of operations.
The Company recorded asset impairment charges of $2.6 million and $4.6 million during the three and six months ended July 29, 2023, respectively. The Company recorded asset impairment charges of $1.9 million and $3.5 million during the three and six months ended July 30, 2022, respectively. The Company recognized $2.5 million and $4.5 million in impairment of property and equipment related to certain retail locations primarily in the Americas and Europe driven by under-performance and expected store closures during the three and six months ended July 29, 2023, respectively. The Company recognized $1.8 million and $3.4 million in impairment of property and equipment related to certain retail locations primarily in Europe and Asia during the three and six months ended July 30, 2022, respectively. The Company recognized immaterial impairment charges on ROU assets during the three and six months ended July 29, 2023 and July 30, 2022.
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
During the three months ended July 29, 2023, the Company assessed qualitative factors and determined that it is not more likely than not that the fair values of its reporting units are less than their carrying amounts.
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
The impact of the credit risk of the counterparties to the derivative contracts is considered in determining the fair value of the foreign exchange currency contracts and interest rate swap agreements. As of July 29, 2023, credit risk has not had a significant effect on the fair value of the Company’s foreign exchange currency contracts and interest rate swap agreements.
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
The Company also has foreign exchange currency contracts that are not designated as hedging instruments for accounting purposes. Changes in fair value of foreign exchange currency contracts not designated as hedging instruments are reported in net earnings as part of other income (expense).
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
Periodically, the Company may also enter into interest rate swap agreements that are not designated as hedging instruments for accounting purposes. Changes in the fair value of interest rate swap agreements not designated as hedging instruments are reported in net earnings as part of other income (expense).
Summary of Derivative Instruments
The fair value of derivative instruments in the condensed consolidated balance sheets is (in thousands):

	Fair Value at Jul 29, 2023	Fair Value at Jan 28, 2023	Derivative Balance Sheet Location
ASSETS:
Derivatives designated as hedging instruments:
Cash flow hedges:
Foreign exchange currency contracts	$442	$1,073	Other current assets/Other assets
Interest rate swap	1,111	1,034	Other assets
Total derivatives designated as hedging instruments	1,553	2,107
Derivatives not designated as hedging instruments:
Foreign exchange currency contracts	312	1,146	Other current assets
Total	$1,865	$3,253
LIABILITIES:
Derivatives designated as hedging instruments:
Cash flow hedges:
Foreign exchange currency contracts	$6,863	$12,930	Accrued expenses/ Other long-term liabilities
Total derivatives designated as hedging instruments	6,863	12,930
Derivatives not designated as hedging instruments:
Foreign exchange currency contracts	4,097	3,774	Accrued expenses
Total	$10,960	$16,704
Derivatives Designated as Hedging Instruments
Foreign Exchange Currency Contracts Designated as Cash Flow Hedges
During the six months ended July 29, 2023, the Company purchased U.S. dollar forward contracts in Europe totaling US$52.0 million that were designated as cash flow hedges. As of July 29, 2023, the Company had forward contracts outstanding for its European operations of US$165.0 million to hedge forecasted merchandise purchases, which are expected to mature over the next 15 months.
As of July 29, 2023, accumulated other comprehensive income (loss) related to foreign exchange currency contracts included a $6.7 million net unrealized loss, net of tax, of which $6.1 million will be recognized in cost of product sales over the following 12 months, at the then current values on a pre-tax basis, which can be different than the current quarter-end values.
At January 28, 2023, the Company had forward contracts outstanding for its European operations of US$253.0 million that were designated as cash flow hedges.
Interest Rate Swap Agreement Designated as Cash Flow Hedge
As of July 29, 2023, accumulated other comprehensive income (loss) related to the interest rate swap agreement included a net unrealized gain of $0.9 million, net of tax, which will be recognized in interest expense over the following 12 months, at the then current values on a pre-tax basis, which can be different than the current quarter-end values.
The following summarizes the gains (losses) before income taxes recognized on derivative instruments designated as cash flow hedges in OCI and net earnings (in thousands):

	Gains (Losses) Recognized in OCI		Location of Gain (Loss) Reclassified from Accumulated OCI into Earnings	Gains (Losses) Reclassified from Accumulated OCI into Earnings
	Jul 29, 2023	Jul 30, 2022		Jul 29, 2023	Jul 30, 2022
	Three Months Ended
Derivatives designated as cash flow hedges:
Foreign exchange currency contracts	$2,467	$2,298	Cost of product sales	$311	$1,198
Interest rate swap	338	(216)	Interest expense	148	(35)

	Six Months Ended
Derivatives designated as cash flow hedges:
Foreign exchange currency contracts	$1,395	$10,124	Cost of product sales	$6,204	$2,872
Interest rate swap	353	561	Interest expense	276	(96)
The following summarizes net after income tax derivative activity recorded in accumulated other comprehensive income (loss) (in thousands):

	Three Months Ended		Six Months Ended
	Jul 29, 2023	Jul 30, 2022	Jul 29, 2023	Jul 30, 2022
Beginning balance gain (loss)	$(7,869)	$13,400	$(1,584)	$7,280
Net gains from changes in cash flow hedges	2,455	1,879	1,513	9,442
Net gains reclassified into earnings	(391)	(1,039)	(5,734)	(2,482)
Ending balance gain (loss)	$(5,805)	$14,240	$(5,805)	$14,240
Foreign Exchange Currency Contracts Not Designated as Hedging Instruments
As of July 29, 2023, the Company had euro foreign exchange currency contracts to purchase US$89.0 million expected to mature over the next 9 months. As of January 28, 2023, the Company had euro foreign exchange currency contracts to purchase US$83.5 million.

The following summarizes the gains (losses) before income taxes recognized on derivative instruments not designated as hedging instruments in other income (expense) (in thousands):

	Location of Gains (Losses) Recognized in Earnings	Gains (Losses) Recognized in Earnings
		Three Months Ended		Six Months Ended
		Jul 29, 2023	Jul 30, 2022	Jul 29, 2023	Jul 30, 2022
Foreign exchange currency contracts	Other expense	$165	$1,561	$(460)	$3,141
(17)Subsequent Events
Dividends
On August 23, 2023, the Company announced a regular quarterly cash dividend of $0.30 per share on the Company’s common stock. The cash dividend will be paid on September 22, 2023 to shareholders of record as of the close of business on September 6, 2023. As a result of this dividend declaration, the Company will adjust the conversion rate (which is expected to increase) and the conversion price (which is expected to decrease) of the Notes in accordance with the terms of the 2024 Indenture and the 2028 Indenture, effective as of September 5, 2023. A corresponding adjustment is expected to be made to the strike prices with respect to the convertible note hedges and the warrants entered into by the Company in connection with the offering of the corresponding Notes, each of which will be decreased in accordance with the terms of the applicable convertible note hedge confirmations and warrant confirmations.

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
All statements other than statements of historical or current fact are forward-looking statements. These statements include those relating to expectations, analyses and other information based on current plans, forecasts of future results and estimates of amounts not yet determinable. These statements also relate to our goals, future prospects, potential actions, and the ongoing conflict in Ukraine and other events impacting the markets in which we operate; statements concerning our future outlook, including with respect to the third quarter and full year of fiscal 2024; statements concerning our expectations, goals, future prospects, and current business strategies and strategic initiatives; and statements expressing optimism or pessimism about future operating results and growth opportunities. These forward-looking statements are frequently indicated by terms such as “expect,” “could,” “will,” “should,” “goal,” “strategy,” “believe,” “estimate,” “continue,” “outlook,” “plan,” “create,” “see,” and similar terms, are only expectations, and involve known and unknown risks and uncertainties, which may cause actual results in future periods to differ materially from what is currently anticipated. Factors which may cause actual results in future periods to differ materially from current expectations include, among others: our ability to maintain our brand image and reputation; domestic and international economic or political conditions, including economic and other events that could negatively impact consumer confidence and discretionary consumer spending; sanctions and export controls targeting Russia and other impacts related to the war in Ukraine; impacts related to the COVID-19 pandemic or other public health crises; risks relating to our indebtedness; changes to estimates related to impairments, inventory and other reserves; changes in the competitive marketplace and in our commercial relationships; our ability to anticipate and adapt to changing consumer preferences and trends; our ability to manage our inventory commensurate with customer demand; the high concentration of our Americas Wholesale business; risks related to the costs and timely delivery of merchandise to our distribution facilities, stores and wholesale customers; unexpected or unseasonable weather conditions; our ability to effectively operate our various retail concepts, including securing, renewing, modifying or terminating leases for store locations; our ability to successfully and/or timely implement our growth strategies and other strategic initiatives; our ability to successfully enhance our global omni-channel capabilities; our ability to expand internationally and operate in regions where we have less experience, including through joint ventures; risks relating to our convertible senior notes, including our ability to settle the liabilities in cash; disruptions at our distribution facilities; our ability to attract and retain management and other key personnel; obligations or changes in estimates arising from new or existing litigation, income tax and other regulatory proceedings; risks related to the income tax treatment of our third quarter fiscal 2022 intra-entity transfer of intellectual property rights from certain U.S. entities to a wholly-owned Swiss subsidiary; catastrophic events or natural disasters; changes in U.S. or foreign income tax or tariff policy, including changes to tariffs on imports into the U.S.; accounting adjustments to our unaudited financial statements identified during the completion of our annual independent audit of financial statements and financial controls or from subsequent events arising after issuance of this Quarterly Report; risk of future non-cash asset impairments, including goodwill, right-of-use lease assets and/or other store asset impairments; violations of, or changes to, domestic or international laws and regulations; risks associated with the acts or omissions of our licensees and third party vendors, including a failure to comply with our vendor code of conduct or other policies; risks associated with cyber security incidents and other cyber security risks; risks associated with our ability to properly collect, use, manage and secure consumer and employee data; risks associated with our vendors’ ability to maintain the strength and security of information technology systems;

changes in economic, political, social and other conditions affecting our foreign operations and sourcing, including the impact of currency fluctuations, global income tax rates and economic and market conditions in the various countries in which we operate; impacts of inflation and further inflationary pressures; fluctuations in quarterly performance; slowing in-person customer traffic; increases in labor costs; increases in wages; risks relating to activist investor activity; and the significant voting power of our family founders. In addition to these factors, the economic, technological, managerial, and other risks identified in “Part I, Item 1A. Risk Factors” of our most recent Annual Report on Form 10-K, “Part II, Item 1A. Risk Factors” herein and other filings with the Securities and Exchange Commission, including but not limited to the risk factors discussed therein, could cause actual results to differ materially from current expectations. The current global economic climate, the ongoing conflict in Ukraine, possible instability in the banking system, and uncertainty surrounding potential changes in U.S. policies and regulations may amplify many of these risks. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
Business Update, Market Trends and Uncertainties
Macroeconomic conditions, including inflation, higher interest rates, foreign exchange rate fluctuations, declines in consumer spending, the impact of the ongoing conflict in Ukraine and the lingering effects of public health crises continue to negatively impact our business. These conditions have also negatively impacted global supply chains, contributing to industry-wide increases to product and freight costs relative to pre-pandemic levels. We have been working actively to mitigate these headwinds to the extent possible through a number of global supply chain initiatives.
We continue to carefully monitor and respond to developments in market conditions, including by strategically managing expenses in order to protect profitability. The duration and scope of these conditions cannot be predicted, and therefore, any anticipated negative financial impact to our operating results cannot be reasonably estimated.
Business Segments
Our businesses are grouped into five reportable segments for management and internal financial reporting purposes: Europe, Americas Retail, Americas Wholesale, Asia and Licensing. Our Europe, Americas Retail, Americas Wholesale and Licensing reportable segments are the same as their respective operating segments. Certain components of our Asia operating segment are separate operating segments based on region, which have been aggregated into the Asia reportable segment for disclosure purposes.
We evaluate segment performance based primarily on revenues and earnings (loss) from operations before corporate performance-based compensation costs, asset impairment charges, net gains on lease modifications, restructuring charges and certain non-recurring credits (charges), if any. We believe this segment reporting reflects how our business segments are managed and how each segment’s performance is evaluated by our chief operating decision maker to assess performance and make resource allocation decisions. Information regarding these segments is summarized in “Part I, Item 1. Financial Statements – Note 8 – Segment Information.”
Products
We derive our net revenue from the sale of GUESS?, G by GUESS (GbG), GUESS Kids and MARCIANO apparel and our licensees’ products through our worldwide network of directly-operated and licensed retail stores, wholesale customers and distributors, as well as our online sites. We also derive royalty revenue from worldwide licensing activities.
Foreign Currency Volatility
Since the majority of our international operations are conducted in currencies other than the U.S. dollar (primarily the euro, British pound, Canadian dollar, Chinese yuan, Japanese yen, Korean won, Mexican peso, Polish zloty, Russian rouble and Turkish lira), currency fluctuations can have a significant impact on the translation of our international revenues and earnings (loss) into U.S. dollars.

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
During the first six months of fiscal 2024, the average U.S. dollar rate was stronger against the British pound, Turkish lira, Canadian dollar, Russian rouble, Japanese yen, Korean won and Chinese yuan and weaker against the euro, Polish zloty and Mexican peso compared to the average rate in the same prior-year period. This had an overall unfavorable impact on the translation of our international revenues and an overall unfavorable impact on earnings from operations for the six months ended July 29, 2023 compared to the same prior-year period.
For the remainder of fiscal 2024, if the U.S. dollar strengthens relative to the respective fiscal 2023 foreign exchange rates, foreign exchange could negatively impact our revenues and operating results, as well as our international cash and other balance sheet items, particularly in Canada, Europe (primarily the euro, Turkish lira, British pound and Russian rouble) and Mexico. Alternatively, if the U.S. dollar weakens relative to the respective fiscal 2023 foreign exchange rates, our revenues and operating results, as well as our other cash balance sheet items, could be positively impacted by foreign currency fluctuations during the remainder of fiscal 2024, particularly in these regions. At roughly prevailing exchange rates, we expect currencies to continue to represent a headwind to operating profit and margin for the full fiscal year 2024.
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
We expect inflationary pressures will persist in the near term. The extent to which such pressures may impact our business depends on many factors, including our customers’ ability and willingness to accept price increases, our ability to improve our margins and potential downward pricing pressures if our competitors do not also raise their prices. Please refer to “Part I, Item 1A. Risk Factors” of our most recent Annual Report on Form 10-K for further information on the potential impacts and risk associated with inflation.
Russia-Ukraine Conflict
We are currently operating in Russia through our wholesale and retail channels and we have immaterial wholesale operations through local wholesale partners in Belarus and Ukraine. Our operations in Russia are operated primarily through Guess? CIS, LLC (“Guess CIS”), a wholly-owned Russian subsidiary. As more fully described below, we held a 70% interest in Guess CIS until May 2023, at which time we acquired the remaining 30% interest in Guess CIS from the noncontrolling interest holder. Guess CIS currently operates 44 retail stores in Russia and acts as a distributor for our wholesale partners in Russia. We also operate in Russia through other local wholesale partners and by selling directly to retail customers through our European online store. Prior to February 2022, we also sold directly to retail customers in Ukraine and Belarus through our European online store.
Our operations in Russia, Belarus and Ukraine represented slightly more than 3% of our total revenue for the year ended January 28, 2023 and slightly more than 4% for the six months ended July 29, 2023, with our operations in Russia comprising over 90% of this total revenue. As of July 29, 2023, our total assets in Russia, all of which are held by Guess CIS, represented less than 2% of our total assets, consisting primarily of leasehold right of use assets, store inventory, furnishings and fixtures, and receivables. We only maintain inventory in Russia in an amount sufficient for operating our Russian retail stores. We do not maintain inventory or hold any other significant assets in Belarus or Ukraine. We do not rely, directly or indirectly, on goods sourced in Russia, Belarus or Ukraine. Other than such labor and services necessary to conduct our direct operations in Russia in the ordinary course of business, we do not rely, directly or indirectly, on services sourced in Russia, Belarus or Ukraine.
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
In addition, pursuant to an agreement entered into in 2018, our European subsidiary, Guess Europe SAGL has also counter-guaranteed up to $900,000 of Guess CIS’s obligations under its local Russian guarantee line, as required by certain lease agreements.
In connection with our investment in Guess CIS, we were previously party to a put arrangement with respect to the securities that represented the remaining noncontrolling interest for Guess CIS (the “Put Option”). The Put Option provided the noncontrolling interest holder of Guess CIS, a non-sanctioned Russian citizen (the “Minority Holder”), the right to compel us, through a wholly-owned European subsidiary, to purchase the remaining 30% of the total outstanding equity interest of Guess CIS at its sole discretion by providing written notice to us during the period after December 28, 2020, the fifth anniversary of the agreement, through December 31, 2025. The redemption value of the Put Option was based on a multiple of Guess CIS’s earnings before interest, taxes, depreciation and amortization, subject to certain adjustments. The carrying value of the redeemable noncontrolling interest related to Guess CIS was €8.0 million ($8.7 million) as of January 28, 2023.
In November 2022, the Minority Holder exercised the Put Option, triggering a contractual obligation for us to purchase the Minority Holder’s 30% interest in Guess CIS. Following a comprehensive review of the various economic sanctions imposed by the United States and European governments with respect to Russia and obtaining guidance from the U.S. Department of the Treasury’s Office of Foreign Assets Control, we determined that our acquisition of the Minority Holder’s 30% interest in Guess CIS pursuant to our pre-sanctions contractual obligation to fulfill the Minority Holder’s exercise of the Put Option was not prohibited by current economic sanctions, including the U.S. ban on new investment in Russia. As such, following the exercise of the Put Option by the Minority Holder, we entered into an agreement with the Minority Holder to proceed with our acquisition of the Minority Holder’s 30% interest in Guess CIS for a purchase price of €8.0 million, subject to the formal approval of the acquisition by the relevant Russian government commission and certain other customary conditions. This formal approval was received, and the purchase was completed, in May 2023. As a result of this transaction, there was no redeemable noncontrolling interest related to Guess CIS as of July 29, 2023.
Impact of Sanctions and Trade Restrictions
Our Russian operations are subject to various sanctions and export control measures targeting Russia, Belarus and the Russian-controlled regions of Ukraine (Crimea, Donetsk and Luhansk). These measures include: (i) blocking sanctions prohibiting dealings with various Russian senior government officials, and companies in various sectors important to the Russian economy, including major Russian financial institutions; (ii) expanded sectoral sanctions related to designated Russian entities’ ability to raise capital; (iii) the disconnection of certain Russian and Belarusian banks from the Society for Worldwide Interbank Financial Telecommunication (“SWIFT”) financial messaging network; (iv) a ban on new investment in Russia; (v) a ban on the provision of certain services in Russia in the areas of accounting, trust formation, management consulting, quantum computing, architecture, engineering and in relation to the maritime transport of Russian-origin crude oil and petroleum products; (vi) bans on the import into the United States of certain Russian origin products, including various energy products; (vii) bans on the conduct of business or investment activity in the Russian-controlled Crimea, Donetsk and Luhansk regions of Ukraine; and (viii) restrictions on the export of various products to Russia and Belarus, including certain dual-use industrial and commercial products, and luxury goods. Additionally, certain logistics operators have imposed bans on direct air deliveries to Russia and restrictions on land deliveries to and from Russia, Belarus and Ukraine, none of which have had a material impact on our operations to date. We assessed the applicability of these sanctions and trade restrictions based on internal assessments of relevant regulations and concluded our existing operations in Russia and Belarus have not been materially affected by these sanctions and trade restrictions, although we are limited from further expansion of our business in Russia. All of our deliveries (both wholesale and retail) undergo sanctions screening, including screening for maximum product value of $300 and €300 per item and prevention of shipments to sanctioned final recipients.
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
Brand Relevancy and Brand Elevation. We continue to optimize our brand architecture to be relevant with our three target consumer groups: Heritage, Millennials and Generation Z. We have developed and launched one global line of product for all categories. We seek to elevate our Guess and Marciano brands and improve the quality and sustainability of our products, allowing us to realize more full-priced sales and rely less on promotional activity. We continue to use unique go-to-market strategies and execute celebrity and influencer partnerships and collaborations as we believe that they are critical to engage more effectively with a younger and broader audience.
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
Functional Capabilities. We continue to drive operational improvements to leverage and support our global business more effectively, primarily in the areas of logistics, sourcing, product development and production, inventory management and overall infrastructure.
Growth. We intend to leverage our infrastructure and capabilities, as well as the strength of our brands, to drive revenue growth. We will focus on increasing the productivity of our existing network, growing organically in existing and new markets, pursuing brand extensions and category expansions and considering opportunities that leverage our global infrastructure and network of licensees and wholesale partners.
Capital Allocation
We plan to continue to prioritize capital allocation toward investments that support growth and infrastructure, while remaining highly disciplined in the way we allocate capital across projects, including new store development, store remodels, technology and logistics investments and others. When we prioritize investments, we will focus on their strategic significance and their return on invested capital expectations. We also plan to manage product buys and inventory ownership rigorously and optimize overall working capital management consistently. In addition, we plan to continue to return value to shareholders through dividends and share repurchases, as appropriate, and we will consider opportunities that leverage our global infrastructure and network of licensees and wholesale partners.
In April 2023, we issued $275 million aggregate principal amount of 3.75% convertible senior notes due April 2028 (the “2028 Notes”) and retired approximately $184.9 million aggregate principal amount of the existing 2.00% convertible senior notes due April 2024 (the “2024 Notes”, and together with the 2028 Notes, the “Notes”) in a private offering. During the first quarter of fiscal 2024, in connection with the exchange and subscription offering related to the 2024 Notes and the 2028 Notes, we repurchased approximately 2.2 million shares of our common stock for $42.8 million, including excise tax, through broker-assisted market transactions, pursuant to our existing share repurchase program.
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

Other
We operate on a 52/53-week fiscal year calendar which ends on the Saturday nearest to January 31 of each year. The six months ended July 29, 2023 had the same number of days as the six months ended July 30, 2022. All references herein to “fiscal 2023” and “fiscal 2022” represent the results of the 52-week fiscal years ended January 28, 2023 and January 29, 2022, respectively. All references herein to “fiscal 2024” represent the 53-week fiscal year ending February 3, 2024, with the extra week occurring in the fourth quarter of the year.
Executive Summary
Overview
Net earnings attributable to Guess?, Inc. increased 62.9% to $39.0 million, or diluted net earnings per share (“EPS”) of $0.59 per common share, for the quarter ended July 29, 2023, compared to $24.0 million, or diluted EPS of $0.35 per common share, for the quarter ended July 30, 2022.
During the quarter ended July 29, 2023, we recognized $2.6 million in asset impairment charges; $2.4 million in net gains on lease modifications; $0.2 million for certain professional service and legal fees and related (credits) costs; $0.2 million of amortization of debt discount related to our Notes; and $0.2 million for certain discrete income tax adjustments (or a combined $0.7 million, or $0.13 per share, negative impact after considering the related income tax benefit of $0.1 million). Excluding the impact of these items, adjusted net earnings attributable to Guess?, Inc. was $39.7 million and adjusted diluted EPS was $0.72 per common share for the quarter ended July 29, 2023.
During the quarter ended July 30, 2022, we recognized $1.9 million in asset impairment charges; $0.9 million in net gains on lease modifications; $1.3 million for certain professional services and legal fees and related (credits) costs; and $2.8 million for certain discrete income tax adjustments (or a combined $1.1 million positive impact after considering the related income tax benefit of $0.6 million); and we excluded the dilutive share impact of the Notes in our adjusted EPS (or a combined $0.04 negative per share impact). Excluding the impact of these items, adjusted net earnings attributable to Guess?, Inc. was $22.9 million and adjusted diluted EPS was $0.39 per common share for the quarter ended July 30, 2022. References to financial results excluding the impact of these items are non-GAAP measures and are addressed below under “Non-GAAP Measures.”
Highlights of our performance for the quarter ended July 29, 2023 compared to the same prior-year quarter are presented below, followed by a more comprehensive discussion under “Results of Operations”: (References to constant currency results are non-GAAP measures and are addressed under “Non-GAAP Measures.”)
Operations
•Total net revenue increased 3.4% to $664.5 million for the quarter ended July 29, 2023, compared to $642.7 million in the same prior-year quarter. In constant currency, net revenue increased by 2.8%.
•Gross margin (gross profit as a percentage of total net revenue) increased 220 basis points to 44.3% for the quarter ended July 29, 2023, compared to 42.1% in the same prior-year quarter.
•Selling, general and administrative (“SG&A”) expenses as a percentage of total net revenue (“SG&A rate”) increased 100 basis points to 34.6% for the quarter ended July 29, 2023, compared to 33.6% in the same prior-year quarter. SG&A expenses increased 6.3% to $229.7 million for the quarter ended July 29, 2023, compared to $216.0 million in the same prior-year quarter.
•During the quarter ended July 29, 2023, we recognized $2.6 million of asset impairment charges, compared to $1.9 million in the same prior-year quarter.
•During the quarter ended July 29, 2023, we recorded $2.4 million net gains on lease modifications, compared to $0.9 million in the same prior-year quarter.
•Operating margin increased 140 basis points to 9.7% for the quarter ended July 29, 2023, compared to 8.3% in the same prior-year quarter. The increase in operating margin was driven primarily by higher initial markups and the favorable impact of business mix, partially offset by the unfavorable impact of currency and higher expenses. Earnings from operations increased 20.9% to $64.6 million for the quarter ended July 29, 2023, compared to $53.4 million in the same prior-year quarter.
•Other expense, net, totaled $4.6 million for the quarter ended July 29, 2023, compared to $9.1 million in the same prior-year quarter.
•The effective income tax rate decreased by 7.6% to 26.5% for the quarter ended July 29, 2023, compared to 34.1% in the same prior-year quarter.
Key Balance Sheet Accounts
•We had $302.6 million in cash and cash equivalents as of July 29, 2023 compared to $174.4 million at July 30, 2022.
◦As of July 29, 2023, we had $18.5 million in outstanding borrowings under our term loans and $127.3 million in outstanding borrowings under our credit facilities compared to $36.4 million in outstanding borrowings under our term loans and $58.3 million in outstanding borrowings under our credit facilities as of July 30, 2022.
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
◦During the six months ended July 29, 2023, in connection with the exchange and subscription offering related to the 2024 Notes and the 2028 Notes in April 2023, we repurchased 2.2 million shares of our common stock for $42.8 million, including excise tax, through broker-assisted market transactions.
•Inventory increased by $18.9 million, or 3.5%, to $554.4 million as of July 29, 2023, from $535.5 million at July 30, 2022. On a constant currency basis, inventory increased by $1.3 million, or 0.2%, when compared to July 30, 2022. The increase was mainly driven by the residual effect of last year’s initiative to mitigate supply chain disruptions by ordering products earlier as well as the impact of higher average unit costs due to the elevation of the quality of our products, our investments in sustainability and inflationary pressures.
•Accounts receivable consists of trade receivables relating primarily to our wholesale business in Europe and, to a lesser extent, to our wholesale businesses in the Americas and Asia, royalty receivables relating to our licensing operations, credit card and retail concession receivables related to our retail businesses and certain other receivables. Accounts receivable increased by $16.7 million, or 5.5%, to $318.4 million as of July 29, 2023 compared to $301.7 million at July 30, 2022. On a constant currency basis, accounts receivable increased by $2.1 million, or 0.7%, when compared to July 30, 2022.
Global Store Count
During the three months ended July 29, 2023, together with our partners, we opened nine new stores worldwide, consisting of four stores in Europe and the Middle East, four stores in Asia and the Pacific and one store in the Americas. Together with our partners, we closed 28 stores worldwide, consisting of 17 stores in Europe and the Middle East, six stores in Asia and the Pacific and five stores in the Americas.

We ended the quarter ended July 29, 2023 with stores and concessions worldwide comprised as follows:

	Stores			Concessions
Region	Total	Directly-Operated	Partner Operated	Total	Directly-Operated	Partner Operated
United States	234	234	—	—	—	—
Canada	61	61	—	—	—	—
Central and South America	103	69	34	29	29	—
Total Americas	398	364	34	29	29	—
Europe and the Middle East	769	546	223	58	58	—
Asia and the Pacific	402	113	289	241	132	109
Total	1,569	1,023	546	328	219	109
Of the total stores, 1,297 were GUESS? stores, 179 were GUESS? Accessories stores, 60 were G by GUESS (GbG) stores and 33 were MARCIANO stores.
Results of Operations
Three Months Ended July 29, 2023 and July 30, 2022
Consolidated Results
The following presents our condensed consolidated statements of income (in thousands, except per share data):

	Three Months Ended
	Jul 29, 2023		Jul 30, 2022		$ change	% change
Net revenue	$664,512	100.0%	$642,690	100.0%	$21,822	3.4%
Cost of product sales	370,069	55.7%	372,189	57.9%	(2,120)	(0.6%)
Gross profit	294,443	44.3%	270,501	42.1%	23,942	8.9%

Selling, general and administrative expenses	229,652	34.6%	216,043	33.6%	13,609	6.3%
Asset impairment charges	2,622	0.4%	1,919	0.3%	703	36.6%
Net gains on lease modifications	(2,431)	(0.4%)	(907)	(0.1%)	(1,524)	168.0%
Earnings from operations	64,600	9.7%	53,446	8.3%	11,154	20.9%
Interest expense, net	(2,881)	(0.4%)	(2,776)	(0.4%)	(105)	3.8%
Other expense, net	(4,592)	(0.7%)	(9,053)	(1.4%)	4,461	(49.3%)
Earnings before income tax expense	57,127	8.6%	41,617	6.5%	15,510	37.3%
Income tax expense	15,165	2.3%	14,177	2.2%	988	7.0%
Net earnings	41,962	6.3%	27,440	4.3%	14,522	52.9%
Net earnings attributable to noncontrolling interests	2,929	0.4%	3,478	0.6%	(549)	(15.8%)
Net earnings attributable to Guess?, Inc.	$39,033	5.9%	$23,962	3.7%	$15,071	62.9%

Net earnings per common share attributable to common stockholders:
Basic	$0.73		$0.42		$0.31
Diluted	$0.59		$0.35		$0.24

Effective income tax rate	26.5%		34.1%
Net Revenue. Net revenue increased by $22 million, or 3%, for the quarter ended July 29, 2023 compared to the same prior-year quarter. Currency translation fluctuations relating to our non-U.S. operations favorably impacted net revenue by $4 million compared to the same prior-year quarter. In constant currency, net revenue increased by 3%. The increase in constant currency was mainly driven by roughly 1% from each of positive store comparable sales as well as net new concession revenues.
Gross Margin. Gross margin increased by 2.2% for the quarter ended July 29, 2023 compared to the same prior-year quarter, driven by 190 basis points from higher initial markups, 80 basis points due to favorable revenue mix and 40 basis points from lower markdowns, partially offset by 90 basis points from unfavorable currency impact and 50 basis points due to higher expenses.
Gross Profit. Gross profit increased $24 million for the quarter ended July 29, 2023 compared to the same prior-year quarter. The increase in gross profit was driven by $14 million due to higher revenues, $13 million of higher initial markups and $3 million of lower markdowns, partially offset by $4 million of unfavorable currency impact, including $3 million of favorable currency translation impact, and $3 million of higher expenses.
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
SG&A Rate. Our SG&A rate increased 1.0% for the quarter ended July 29, 2023 from the same prior-year quarter. The unfavorable change in SG&A rate was mainly driven by 150 basis points of higher expenses and 30 basis points of unfavorable currency impact, partially offset by 30 basis points due to leverage.
SG&A Expenses. SG&A expenses increased $14 million for the quarter ended July 29, 2023 from the same prior-year quarter. The increase in SG&A expenses was mainly driven by $10 million of higher expenses primarily from store labor costs, investment in infrastructure and inflationary pressures. Currency translation fluctuations relating to our foreign operations unfavorably impacted SG&A expenses by $3 million.
Asset Impairment Charges. During the quarters ended July 29, 2023 and July 30, 2022, we recognized $2.6 million and $1.9 million, respectively, of property and equipment and operating lease ROU asset impairment charges related to certain retail locations resulting from under-performance and expected store closures.
Net Gains on Lease Modifications. During the quarters ended July 29, 2023 and July 30, 2022, we recorded net gains on lease modifications of $2.4 million and $0.9 million, respectively, related primarily to the early termination of lease agreements for certain retail locations.
Operating Margin. Operating margin increased 1.4% for the quarter ended July 29, 2023 compared to the same prior-year quarter. The increase in operating margin was driven primarily by 190 basis points from higher initial markups, 110 basis points from the favorable impact of business mix and 40 basis points from lower markdowns, partially offset by 130 basis points from the unfavorable impact of currency and 110 basis points due to higher expenses. Excluding the impact of asset impairment charges, certain professional service and legal fees and related (credits) costs and net gains on lease modifications, our operating margin would have increased 1.1% compared to the same prior-year quarter.
Earnings from Operations.   As a result of the foregoing, earnings from operations increased by $11 million for the quarter ended July 29, 2023 compared to the same prior-year quarter. Currency fluctuations relating to our foreign operations unfavorably impacted earnings from operations by $8 million, including $1 million of unfavorable translational impact.
Other Expense, Net. Other expense, net for the quarter ended July 29, 2023 was $5 million compared to $9 million in the same prior-year quarter. The change was primarily due to lower net unrealized and realized losses from foreign currency exposures.

Income Tax Expense.  Income tax expense for the quarter ended July 29, 2023 was $15 million, or a 26.5% effective income tax rate, compared to $14 million, or a 34.1% effective income tax rate in the same prior-year quarter. Income tax expense for the interim periods is computed using the income tax rate estimated to be applicable for the full fiscal year, adjusted for discrete items, which is subject to ongoing review and evaluation by management. The change in the effective income tax rate was primarily due to the discrete items, which included losses in certain tax jurisdictions for which we did not recognize an income tax benefit in fiscal 2024 compared to the same prior-year period.
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
Net Earnings Attributable to Guess?, Inc. Net earnings attributable to Guess?, Inc. increased $15 million for the quarter ended July 29, 2023, compared to the same prior-year quarter. Diluted EPS increased $0.24 for the quarter ended July 29, 2023 compared to the same prior-year quarter. We estimate a positive impact from share buybacks of $0.04 and a negative impact from currency of $0.05 on diluted EPS in the quarter ended July 29, 2023 when compared to the same prior-year quarter.
Refer to “Non-GAAP Measures” for an overview of our non-GAAP, or adjusted, financial results for the quarters ended July 29, 2023 and July 30, 2022. Excluding the impact of these non-GAAP items, adjusted net earnings attributable to Guess?, Inc. increased $17 million and adjusted diluted EPS increased $0.33 for the quarter ended July 29, 2023, compared to the same prior-year quarter. We estimate a positive impact from our share buybacks of $0.06 and a negative impact from currency of $0.07 on adjusted diluted EPS in the quarter ended July 29, 2023 when compared to the same prior-year quarter.

Information by Business Segment
The following presents our net revenue and earnings (loss) from operations by segment (in thousands):

	Three Months Ended
	Jul 29, 2023	Jul 30, 2022	$ change	% change
Net revenue:
Europe	$366,311	$336,707	$29,604	8.8%
Americas Retail	167,568	181,655	(14,087)	(7.8%)
Americas Wholesale	43,680	50,195	(6,515)	(13.0%)
Asia	58,937	49,365	9,572	19.4%
Licensing	28,016	24,768	3,248	13.1%
Total net revenue	$664,512	$642,690	21,822	3.4%
Earnings (loss) from operations:
Europe	$47,196	$34,538	12,658	36.6%
Americas Retail	15,261	23,921	(8,660)	(36.2%)
Americas Wholesale	11,065	11,442	(377)	(3.3%)
Asia	(539)	(3,300)	2,761	(83.7%)
Licensing	26,354	21,206	5,148	24.3%
Total segment earnings from operations	99,337	87,807	11,530	13.1%
Corporate overhead	(34,546)	(33,349)	(1,197)	3.6%
Asset impairment charges	(2,622)	(1,919)	(703)	36.6%
Net gains on lease modifications	2,431	907	1,524	168.0%
Total earnings from operations	$64,600	$53,446	$11,154	20.9%

Operating margins:
Europe	12.9%	10.3%
Americas Retail	9.1%	13.2%
Americas Wholesale	25.3%	22.8%
Asia	(0.9%)	(6.7%)
Licensing	94.1%	85.6%
Total Company	9.7%	8.3%
Europe
Net revenue from our Europe segment increased by $30 million, or 9%, for the quarter ended July 29, 2023 from the same prior-year quarter. Currency translation fluctuations had a favorable impact on net revenue of $3 million. In constant currency, net revenue increased by 8%. The increase in net revenue in constant currency was mainly driven by $16 million due to positive comparable sales and $6 million due to higher wholesale revenue. Comparable sales (including e-commerce) increased 11% in both U.S. dollars and constant currency compared to the same prior-year quarter. The inclusion of our e-commerce sales negatively impacted the comparable sales percentage by a minimal amount in U.S. dollars and 2% in constant currency. Our retail sales in Turkey, a relatively small market, had an outsized impact on our comparable sales (including e-commerce) for the quarter ended July 29, 2023, contributing a positive impact of 1% in U.S. dollars and 2% in constant currency, largely due to the current hyper-inflation environment in Turkey. As of July 29, 2023, we directly operated 546 stores in Europe compared to 560 stores at July 30, 2022, excluding concessions, which represents a 3% decrease from the same prior-year quarter.
Operating margin increased 2.6% for the quarter ended July 29, 2023 compared to the same prior-year quarter. The increase in operating margin was driven primarily by 300 basis points of higher initial markups, 230 basis point favorable impact of higher revenues and 70 basis points due to lower markdowns, partially offset by 240 basis points of unfavorable currency impacts and 130 basis points of higher expenses.

Earnings from operations from our Europe segment increased by $13 million, or 37%, for the quarter ended July 29, 2023 compared to the same prior-year quarter. The increase in operating profit was mainly driven by $11 million from each of higher initial markups and higher revenues and $2 million from lower markdowns, partially offset by $8 million of unfavorable currency impacts, including $1 million of unfavorable translation impact, and $5 million of higher expenses.
Americas Retail
Net revenue from our Americas Retail segment decreased by $14 million, or 8%, for the quarter ended July 29, 2023 from the same prior-year quarter. Currency translation fluctuations relating to our non-U.S. retail stores and e-commerce sites had a favorable impact on net revenue of $1 million. In constant currency, net revenue decreased by 8% compared to the same prior-year quarter. The decrease in net revenue in constant currency was primarily driven by $11 million due to negative comparable sales and $4 million due to the impact of net store closures. Comparable sales (including e-commerce) decreased 6% in both U.S. dollars and constant currency compared to the same prior-year quarter. The inclusion of our e-commerce sales positively impacted the comparable sales percentage by 1% in both U.S. dollars and constant currency. As of July 29, 2023, we directly operated 364 stores in the Americas compared to 384 stores at July 30, 2022, excluding concessions, which represents a 5% decrease from the same prior-year quarter.
Operating margin decreased 4.1% for the quarter ended July 29, 2023 from the same prior-year quarter. Approximately 220 basis points of the decrease was driven by higher expenses, 170 basis points from the unfavorable impact of lower revenues and 110 basis points from higher markdowns, partially offset by 100 basis points from higher initial markups.
Earnings from operations from our Americas Retail segment decreased by $9 million, or 36%, for the quarter ended July 29, 2023 from the same prior-year quarter. The decrease was primarily driven by $5 million due to lower revenues, $4 million due to higher expenses and $2 million due to higher markdowns, partially offset by $2 million of higher initial markups.
Americas Wholesale
Net revenue from our Americas Wholesale segment decreased by $7 million, or 13%, for the quarter ended July 29, 2023 from the same prior-year quarter. Currency translation fluctuations relating to our non-U.S. wholesale businesses had a favorable impact on net revenue of $1 million. In constant currency, net revenue decreased by 16%. The decrease in net revenues in constant currency was mainly driven by lower shipments in our Mexico and U.S. wholesale businesses.
Operating margin increased 2.5% for the quarter ended July 29, 2023 compared to the same prior-year quarter. The increase in operating margin was mainly driven by 820 basis points of higher product margin mainly due to lower markdowns, partially offset by 540 basis points of higher expenses.
Earnings from operations from our Americas Wholesale segment decreased by 3% for the quarter ended July 29, 2023 from the same prior-year quarter, mainly driven by $2 million from each of lower revenues and higher expenses, partially offset by $4 million of higher product margin due to lower markdowns.
Asia
Net revenue from our Asia segment increased by $10 million, or 19%, for the quarter ended July 29, 2023 from the same prior-year quarter. Currency translation fluctuations had an unfavorable impact on net revenue of $1 million. In constant currency, net revenue increased by 22%. The increase in net revenue in constant currency was mainly driven by increases of $6 million due to net new concession revenues, including concessions we recently acquired from our wholesale partners in Korea, and $2 million due to higher wholesale shipments. Comparable sales (including e-commerce) increased 2% in U.S. dollars and 5% in constant currency compared to the same prior-year quarter. The inclusion of our e-commerce sales positively impacted the comparable sales percentage by 2% in U.S. dollars and constant currency.

Operating margin increased 5.8% for the quarter ended July 29, 2023 from the same prior-year quarter, mainly driven primarily by 900 basis points from the favorable impact of higher revenues, partially offset by 260 basis points of higher expenses.
Loss from operations from our Asia segment was $1 million for the quarter ended July 29, 2023 compared to a loss of $3 million in the same prior-year quarter, mainly driven by the impact of $5 million due to higher revenues partially offset by $2 million of higher expenses. Currency translation fluctuations relating to our Asia operations favorably impacted the loss from operations by $0.1 million.
Licensing
Net royalty revenue from our Licensing segment increased by $3 million, or 13%, for the quarter ended July 29, 2023 from the same prior-year quarter, mainly driven by higher royalties in our fragrance category and, to a lesser extent, handbags, footwear and watches.
Earnings from operations from our Licensing segment increased by 24% for the quarter ended July 29, 2023 from the same prior-year quarter.
Corporate Overhead
Unallocated corporate overhead increased by $1 million, or 4%, for the quarter ended July 29, 2023 compared to the same prior-year quarter, primarily due to mark to market losses on our deferred compensation plan as well as various infrastructure investments.

Six months ended July 29, 2023 and July 30, 2022
Consolidated Results
The following presents our condensed consolidated statements of income (in thousands, except per share data):

	Six Months Ended
	Jul 29, 2023		Jul 30, 2022		$ change	% change
Net revenue	$1,234,310	100.0%	$1,236,163	100.0%	$(1,853)	(0.1%)
Cost of product sales	707,882	57.4%	718,513	58.1%	(10,631)	(1.5%)
Gross profit	526,428	42.6%	517,650	41.9%	8,778	1.7%

Selling, general and administrative expenses	460,625	37.3%	425,874	34.4%	34,751	8.2%
Asset impairment charges	4,556	0.3%	3,463	0.3%	1,093	31.6%
Net gains on lease modifications	(2,431)	(0.2%)	(1,508)	(0.1%)	(923)	61.2%
Earnings from operations	63,678	5.2%	89,821	7.3%	(26,143)	(29.1%)
Interest expense, net	(4,584)	(0.4%)	(5,295)	(0.4%)	711	(13.4%)
Loss on extinguishment of debt	(7,696)	(0.6%)	—	—%	(7,696)	100.0%
Other expense, net	(7,223)	(0.6%)	(25,505)	(2.1%)	18,282	(71.7%)
Earnings before income tax expense	44,175	3.6%	59,021	4.8%	(14,846)	(25.2%)
Income tax expense	12,907	1.1%	21,127	1.7%	(8,220)	(38.9%)
Net earnings	31,268	2.5%	37,894	3.1%	(6,626)	(17.5%)
Net earnings attributable to noncontrolling interests	4,040	0.3%	5,962	0.5%	(1,922)	(32.2%)
Net earnings attributable to Guess?, Inc.	$27,228	2.2%	$31,932	2.6%	$(4,704)	(14.7%)

Net earnings per common share attributable to common stockholders:
Basic	$0.50		$0.54		$(0.04)
Diluted	$0.46		$0.46		$—

Effective income tax rate	29.2%		35.8%
Net Revenue. Net revenue decreased by $2 million for the six months ended July 29, 2023 compared to the same prior-year period. Currency translation fluctuations relating to our non-U.S. operations unfavorably impacted net revenue by $10 million compared to the same prior-year period. In constant currency, net revenue increased by 1%. The increase in constant currency was mainly driven by increases of 1% from each of net new concession revenues and positive comparable store sales, partially offset by 2% of lower wholesale revenues.
Gross Margin. Gross margin increased 0.7% for the six months ended July 29, 2023 compared to the same prior-year period, driven by 190 basis points due to higher initial markups and 60 basis points due to favorable revenue mix, partially offset by 100 basis points of unfavorable currency impact and 50 basis points of higher store occupancy costs.
Gross Profit. Gross profit increased $9 million for the six months ended July 29, 2023 compared to the same prior-year period. The increase in gross profit was driven by $24 million due to higher initial markups and $11 million from the favorable impact of higher revenues, partially offset by $17 million due to the unfavorable impact of currency, including $3 million of unfavorable currency translational impact, as well as $7 million of higher store occupancy costs.

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
SG&A Rate. Our SG&A rate increased 2.9% for the six months ended July 29, 2023 from the same prior-year period. The unfavorable change in SG&A rate was mainly driven by 210 basis points due to higher expenses and 90 basis points due to lower COVID-related government subsidies.
SG&A Expenses. SG&A expenses increased $35 million for the six months ended July 29, 2023 from the same prior-year period. The increase in SG&A expenses was mainly driven by $27 million of higher expenses primarily from store labor costs, investment in infrastructure and inflationary pressures, $11 million of lower COVID-related government subsidies and $3 million due to business mix. Currency translation fluctuations relating to our foreign operations favorably impacted SG&A expenses by $2 million.
Asset Impairment Charges. During the six months ended July 29, 2023 and July 30, 2022, we recognized $4.6 million and $3.5 million, respectively, of property and equipment and operating lease ROU asset impairment charges related to certain retail locations resulting from under-performance and expected store closures.
Net Gains on Lease Modifications. During the six months ended July 29, 2023 and July 30, 2022, we recorded net gains on lease modifications of $2.4 million and $1.5 million, respectively, related primarily to the early termination of lease agreements for certain retail locations.
Operating Margin. Operating margin decreased 2.1% for the six months ended July 29, 2023 compared to the same prior-year period. The decrease in operating margin was driven primarily by 270 basis points of higher expenses, 120 basis points due to the unfavorable currency impact and 110 basis points from lower government subsidies compared to the same prior-year period, partially offset by 190 basis points from higher initial markups and 60 basis points from the favorable impact of business mix. Excluding the impact of asset impairment charges, certain professional service and legal fees and related (credits) costs and net gains on lease modifications, our operating margin would have decreased 2.5% compared to the same prior-year period.
Earnings from Operations.   As a result of the foregoing, earnings from operations decreased by $26 million for the six months ended July 29, 2023 compared to the same prior-year period. Currency fluctuations relating to our foreign operations unfavorably impacted earnings from operations by $15 million, including $1 million of unfavorable translational impact.
Loss on Extinguishment of Debt. During the six months ended July 29, 2023, we recorded a loss of $8 million related to the partial extinguishment of our 2024 Notes. There was no loss on extinguishment of debt during the six months ended July 30, 2022.
Other Expense, Net. Other expense, net for the six months ended July 29, 2023 was $7 million compared to $26 million in the same prior-year period. The change was primarily due to lower unrealized and realized losses from foreign currency exposures.
Income Tax Expense.  Income tax expense for the six months ended July 29, 2023 was $13 million, or a 29.2% effective income tax rate, compared to $21 million, or a 35.8% effective income tax rate in the same prior-year period. Income tax expense for the interim periods is computed using the income tax rate estimated to be applicable for the full fiscal year, adjusted for discrete items, which is subject to ongoing review and evaluation by management. The change in the effective income tax rate was primarily due to the discrete items, which included losses in certain tax jurisdictions for which we did not recognize an income tax benefit in fiscal 2024 compared to the same prior-year period.

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
Net Earnings Attributable to Guess?, Inc. Net earnings attributable to Guess?, Inc. decreased $5 million for the six months ended July 29, 2023 compared to the same prior-year period. Diluted EPS remained consistent at $0.46 for the six months ended July 29, 2023 compared to the same prior-year period. We estimate a positive impact from share buybacks of $0.04 and a positive impact from currency of $0.02 on diluted EPS in the six months ended July 29, 2023 when compared to the same prior-year period.
Refer to “Non-GAAP Measures” for an overview of our non-GAAP, or adjusted, financial results for the six months ended July 29, 2023 and July 30, 2022. Excluding the impact of these non-GAAP items, adjusted net earnings attributable to Guess?, Inc. decreased $2 million and adjusted diluted EPS increased $0.03 for the six months ended July 29, 2023 compared to the same prior-year period. We estimate a positive impact from our share buybacks of $0.07 and a positive impact from currency of $0.01 on adjusted diluted EPS in the six months ended July 29, 2023 when compared to the same prior-year period.
Information by Business Segment
The following presents our net revenue and earnings (loss) from operations by segment (in thousands):

	Six Months Ended
	Jul 29, 2023	Jul 30, 2022	$ change	% change
Net revenue:
Europe	$646,509	$612,716	$33,793	5.5%
Americas Retail	311,112	348,140	(37,028)	(10.6%)
Americas Wholesale	95,073	118,552	(23,479)	(19.8%)
Asia	129,712	105,587	24,125	22.8%
Licensing	51,904	51,168	736	1.4%
Total net revenue	$1,234,310	$1,236,163	(1,853)	(0.1%)
Earnings (loss) from operations:
Europe	$48,789	$52,428	(3,639)	(6.9%)
Americas Retail	11,974	38,187	(26,213)	(68.6%)
Americas Wholesale	24,158	28,839	(4,681)	(16.2%)
Asia	3,291	(6,787)	10,078	(148.5%)
Licensing	48,649	45,650	2,999	6.6%
Total segment earnings from operations	136,861	158,317	(21,456)	(13.6%)
Corporate overhead	(71,058)	(66,541)	(4,517)	6.8%
Asset impairment charges	(4,556)	(3,463)	(1,093)	31.6%
Net gains on lease modifications	2,431	1,508	923	61.2%
Total earnings from operations	$63,678	$89,821	$(26,143)	(29.1%)

Operating margins:
Europe	7.5%	8.6%
Americas Retail	3.8%	11.0%
Americas Wholesale	25.4%	24.3%
Asia	2.5%	(6.4%)
Licensing	93.7%	89.2%
Total Company	5.2%	7.3%

Europe
Net revenue from our Europe segment increased by $34 million, or 6%, for the six months ended July 29, 2023 from the same prior-year period. Currency translation fluctuations had an unfavorable impact on net revenue of $6 million. In constant currency, net revenue increased by 7%. The increase in net revenue in constant currency was mainly driven by increases of $32 million due to positive comparable sales, $7 million due to higher productivity levels from newly opened and remodeled stores and $3 million of higher e-commerce sales, partially offset by $3 million of lower wholesale revenue due to earlier shipments in the fourth quarter of the prior year. Comparable sales (including e-commerce) increased 11% in U.S. dollars and 12% in constant currency compared to the same prior-year quarter. The inclusion of our e-commerce sales decreased the comparable sales percentage by 2% in U.S. dollars and 3% in constant currency. Our retail sales in Turkey, a relatively small market, had an outsized impact on our comparable sales (including e-commerce) for the six months ended July 29, 2023, contributing a positive impact of 1% in U.S. dollars and 3% in constant currency, largely due to the current hyper-inflation environment in Turkey. As of July 29, 2023, we directly operated 546 stores in Europe compared to 560 stores at July 30, 2022, excluding concessions, which represents a 3% decrease from the same prior-year period.
Operating margin decreased 1.1% for the six months ended July 29, 2023 from the same prior-year period. The decrease in operating margin was driven primarily by 240 basis points of unfavorable currency impact, 190 basis points of higher expenses and 180 basis points of lower government subsidies compared to the prior year, partially offset by 290 basis points from higher initial markups and 210 basis points due to the favorable impact of higher revenues.
Earnings from operations from our Europe segment decreased by $4 million, or 7%, for the six months ended July 29, 2023 compared to the same prior-year period. The decrease in operating profit was mainly driven by $16 million of unfavorable currency impact, $13 million of higher expenses and $12 million of lower COVID-related government subsidies, partially offset by $19 million due to higher initial markups and a $17 million favorable impact of higher revenues.
Americas Retail
Net revenue from our Americas Retail segment decreased by $37 million, or 11%, for the six months ended July 29, 2023 compared to the same prior-year period. Currency translation fluctuations relating to our non-U.S. retail stores and e-commerce sites had a minimal impact on net revenue. In constant currency, net revenue decreased by 11% compared to the same prior-year period. The decrease in net revenue in constant currency was primarily driven by $28 million due to negative comparable sales, $8 million due to the impact of net store closures and $2 million due to lower e-commerce revenues. Comparable sales (including e-commerce) decreased 9% in both U.S. dollars and constant currency compared to the same prior-year quarter. The inclusion of our e-commerce sales positively impacted the comparable sales percentage by 1% in both U.S. dollars and constant currency. As of July 29, 2023, we directly operated 364 stores in the Americas compared to 384 stores at July 30, 2022, excluding concessions, which represents a 5% decrease from the same prior-year period.
Operating margin decreased 7.2% for the six months ended July 29, 2023 compared to the same prior-year period. The decrease was driven primarily by 300 basis points from the unfavorable impact from lower revenues, 260 basis points from higher expenses and 120 basis points from higher markdowns.
Earnings from operations from our Americas Retail segment decreased $26 million for the six months ended July 29, 2023 compared to the same prior-year period. The change was primarily driven by $13 million of lower revenues, $8 million of higher expenses, including higher store costs, and $4 million of higher markdowns.
Americas Wholesale
Net revenue from our Americas Wholesale segment decreased by $23 million, or 20%, for the six months ended July 29, 2023 from the same prior-year period. Currency translation fluctuations relating to our non-U.S.

wholesale businesses had a favorable impact on net revenue of $2 million. In constant currency, net revenue decreased by 22%. The decrease in net revenues in constant currency was driven by lower shipments in our U.S. wholesale business.
Operating margin increased 1.1% for the six months ended July 29, 2023 from the same prior-year period. The increase in operating margin was driven primarily by 520 basis points of higher product margin mainly due to lower markdowns, partially offset by 380 basis points of higher expenses.
Earnings from operations from our Americas Wholesale segment decreased by $5 million, or 16%, for the six months ended July 29, 2023 from the same prior-year period, mainly driven by $8 million due to fewer shipments and $4 million due to higher expenses, partially offset by $5 million of higher product margin due to lower markdowns.
Asia
Net revenue from our Asia segment increased by $24 million, or 23%, for the six months ended July 29, 2023 compared to the same prior-year period. Currency translation fluctuations had an unfavorable impact on net revenue of $6 million. In constant currency, net revenue increased by 28%. The increase in net revenue in constant currency was mainly driven by increases of $16 million due to net new concession revenues, including concessions we recently acquired from our wholesale partners in Korea, $6 million due to higher wholesale shipments, $4 million of higher e-commerce revenues and $3 million of positive comparable store sales. Comparable sales (including e-commerce) increased 2% in U.S. dollars and 7% in constant currency compared to the same prior-year period. The inclusion of our e-commerce sales positively impacted the comparable sales percentage by 2% in both U.S. dollars and constant currency.
Operating margin increased 8.9% for the six months ended July 29, 2023 from the same prior-year period, driven primarily by the favorable impact of 1,000 basis points due to higher revenues, partially offset by 190 basis points from higher expenses.
Earnings from operations from our Asia segment was $3 million for the six months ended July 29, 2023 compared to a loss of $7 million in the same prior-year period, mainly driven by the impact of $12 million of higher revenues, partially offset by $3 million of higher expenses. Currency translation fluctuations relating to our Asia operations favorably impacted earnings from operations by $0.1 million.
Licensing
Net royalty revenue from our Licensing segment increased by $1 million, or 1%, for the six months ended July 29, 2023 compared to the same prior-year period, mainly driven by higher royalties in our fragrance category.
Earnings from operations from our Licensing segment increased by $3 million, or 7%, for the six months ended July 29, 2023 from the same prior-year period.
Corporate Overhead
Unallocated corporate overhead increased by $5 million, or 7%, for the six months ended July 29, 2023 from the same prior-year period, primarily due to higher performance-based compensation, mark to market losses on our deferred compensation plan and various infrastructure investments.
Non-GAAP Measures
The financial information presented in this Quarterly Report includes non-GAAP financial measures, such as adjusted results and constant currency financial information. For the three and six months ended July 29, 2023 and July 30, 2022, the adjusted results exclude the impact of certain professional service and legal fees and related (credits) costs, asset impairment charges, net gains on lease modifications, loss on extinguishment of debt, non-cash amortization of debt discount of our 2028 Notes, the related income tax effects of these foregoing items, the impact from changes in the income tax law on deferred income taxes in certain tax jurisdictions, as well as certain discrete income tax adjustments related primarily to an intra-entity transfer of intellectual property rights from certain U.S. entities to a wholly-owned Swiss subsidiary, in each case where applicable. These non-GAAP measures are provided in addition to, and not as alternatives for, our reported GAAP results.
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
A reconciliation of reported GAAP results to comparable non-GAAP results follows (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	Jul 29, 2023	Jul 30, 2022	Jul 29, 2023	Jul 30, 2022
Reported GAAP net earnings attributable to Guess?, Inc.	$39,033	$23,962	$27,228	$31,932
Certain professional service and legal fees and related (credits) costs[1]	201	1,260	1,112	5,677
Asset impairment charges[2]	2,622	1,919	4,556	3,463
Net gains on lease modifications[3]	(2,431)	(907)	(2,431)	(1,508)
Loss on extinguishment of debt[4]	—	—	7,696	—
Amortization of debt discount[5]	163	—	188	—
Discrete income tax adjustments[6]	249	(2,772)	497	416
Income tax impact from adjustments[7]	(125)	(589)	(2,621)	(1,870)
Total adjustments affecting net earnings attributable to Guess?, Inc.	679	(1,089)	8,997	6,178
Adjusted net earnings attributable to Guess?, Inc.	$39,712	$22,873	$36,225	$38,110

Net earnings per common share attributable to common stockholders:
GAAP diluted	$0.59	$0.35	$0.46	$0.46
Adjusted diluted[8]	$0.72	$0.39	$0.65	$0.62
Weighted average common shares outstanding attributable to common stockholders:
GAAP diluted	69,869	70,299	65,608	72,443
Adjusted diluted[8]	54,026	58,482	54,871	60,626
______________________________________________________________________
Notes:
1Adjustments represent certain professional service and legal fees and related (credits) costs which we otherwise would not have incurred as part of our business operations.
2Adjustments represent asset impairment charges related primarily to impairment of property and equipment and operating right-of-use assets related to certain retail locations resulting from under-performance and expected store closures.
3Adjustments represent net gains on lease modifications related primarily to the early termination of certain lease agreements.
4Adjustment represents loss on extinguishment of debt from a portion of the exchanged 2024 Notes in April 2023.
5In April 2023, we issued $275 million principal amount of 3.75% convertible senior notes due 2028 in a private offering. The debt discount, which resulted from the modification accounting for a portion of the exchanged 2024 Notes, will be amortized as non-cash interest expense over the term of the 2028 Notes.
6Adjustments represent discrete income taxes related primarily to the impact from changes in the income tax law on deferred income taxes in certain tax jurisdictions and adjustments from an intra-entity transfer of intellectual property rights from certain U.S. entities to a wholly-owned Swiss subsidiary.

7The income tax effect of certain professional service and legal fees and related (credits) costs, asset impairment charges, net gains on lease modifications, loss on extinguishment of debt and amortization of debt discount was based on our assessment of deductibility using the statutory income tax rate (inclusive of the impact of valuation allowances) of the tax jurisdiction in which the charges were incurred.
8We exclude the dilutive impact of the 2024 Notes at initial stock prices below $46.88 and the 2028 Notes at initial stock prices below $41.80, based on the bond hedge contracts in place that will deliver shares to offset dilution. At initial stock prices in excess of $46.88 for the 2024 Notes and $41.80 for the 2028 Notes, we would have an obligation to deliver additional shares in excess of the dilution protection provided by the bond hedges.
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
During the six months ended July 29, 2023, we relied primarily on trade credit, available cash, real estate and other operating leases, finance leases, proceeds from our credit facilities and term loans and internally generated funds to finance our operations. We anticipate we will be able to satisfy our ongoing cash requirements for the foreseeable future, including at least the next 12 months, for working capital, capital expenditures, payments on our debt, including the 2024 Notes, finance leases and operating leases, as well as lease modification payments, potential acquisitions and investments, expected income tax payments, dividend payments to stockholders and share repurchases, if any, primarily with cash flow from operations and existing cash balances as supplemented by borrowings under our existing credit facilities, proceeds from our term loans and other indebtedness, as needed.
On May 5, 2022, we entered into a €250 million revolving credit facility through a European subsidiary, which replaced certain European short-term borrowing arrangements. As of July 29, 2023, we had approximately $165.3 million of borrowing capacity on this facility. On December 20, 2022, we entered into an amendment of our senior secured asset-based revolving credit facility, which increased borrowing capacity from $120 million to $150 million and extended the maturity date of the credit facility to December 20, 2027. As of July 29, 2023, we had approximately $118.0 million of borrowing capacity on this facility.

Due to the seasonality of our business and cash needs, we may increase borrowings under our established credit facilities or enter new credit facilities from time-to-time during the next 12 months and beyond. If we experience a sustained decrease in consumer demand, we may require access to additional credit, which may not be available to us on commercially acceptable terms or at all.
In April 2023, we issued $275 million aggregate principal amount of 2028 Notes and retired approximately $184.9 million aggregate principal of 2024 Notes in a private offering. We expect to settle the principal amount of our remaining outstanding 2024 Notes in fiscal 2025 and 2028 Notes in fiscal 2029 in cash and any excess in shares. Our outstanding Notes may be converted at the option of the holders as described in “Part I, Item 1. Financial Statements – Note 10 – Convertible Senior Notes and Related Transactions” of this Form 10-Q and in “Note 10 – Convertible Senior Notes and Related Transactions” of the Consolidated Financial Statements included in our Annual Report on Form 10-K. As of July 29, 2023, none of the conditions allowing holders of the Notes to convert had been met. Pursuant to one of these conditions, if our stock trading price exceeds 130% of the conversion price of the Notes (currently approximately $24.68 per share for the 2024 Notes and $24.60 for the 2028 Notes) for at least 20 trading days during the 30 consecutive trading-day period ending on, and including, the last trading day of any calendar quarter, holders of the Notes would have the right to convert their convertible notes during the next calendar quarter. In accordance with the terms of the indentures governing the 2024 Notes and the 2028 Notes, we are required to adjust the conversion rate and the conversion price of the 2024 Notes for quarterly dividends exceeding $0.1125 per share and of the 2028 Notes for quarterly dividends exceeding 0.225 per share. Upon conversion, we will pay or deliver, as the case may be, cash, shares of our common stock or a combination of cash and shares of our common stock, at our election, in the manner and subject to the terms and conditions provided in the indenture governing the Notes. The convertible note hedge transaction we entered into in connection with our issuance of the Notes is expected generally to reduce the potential dilution upon conversion of the Notes and/or offset any cash payments we are required to make in excess of the principal amount of the Notes that are converted, as the case may be.
We have historically considered the undistributed earnings of our foreign subsidiaries to be indefinitely reinvested. As a result of the 2017 Tax Cuts and Jobs Act, we had a substantial amount of previously taxed earnings that could be distributed to the U.S. without additional U.S. taxation. As of July 29, 2023, we determined that approximately $59.5 million of such foreign earnings are not indefinitely reinvested. The incremental tax cost to repatriate these earnings to the U.S. is immaterial. We intend to indefinitely reinvest the remaining earnings from our foreign subsidiaries for which a deferred income tax liability has not already been recorded. We continue to evaluate our plans for reinvestment or repatriation of unremitted foreign earnings and regularly review our cash positions and determination of indefinite reinvestment of foreign earnings. If we determine that all or a portion of such foreign earnings are no longer indefinitely reinvested, we may be subject to additional foreign withholding taxes and U.S. state income taxes, beyond the one-time transition tax.
As of July 29, 2023, we had cash and cash equivalents of $302.6 million, of which approximately $123.5 million was held in the U.S. Excess cash and cash equivalents, which represent the majority of our outstanding balance, are held primarily in overnight deposit and short-term time deposit accounts and money market accounts. As of July 29, 2023, we had roughly $299 million of available global borrowing capacity, bringing our combined cash, cash equivalents and borrowing capacity to slightly over $600 million. Please refer to “Forward-Looking Statements” discussed above, “Part II, Item 1A. Risk Factors” in this Form 10-Q and “Part I, Item 1A. Risk Factors” contained in our most recent Annual Report on Form 10-K for the fiscal year ended January 28, 2023 for a discussion of risk factors which could reasonably be likely to result in a decrease of internally generated funds available to finance capital expenditures and working capital requirements.
Six Months Ended July 29, 2023 and July 30, 2022
Operating Activities
Net cash provided in operating activities was $47.3 million for the six months ended July 29, 2023, compared to $1.5 million for the same prior-year period, or an improvement of $45.8 million. This improvement was driven primarily by favorable changes in working capital, partially offset by non-cash adjustments to net earnings and lower net earnings compared to the same prior-year period. The favorable changes in working capital were primarily due to improved inventory and accounts receivable management.
Investing Activities
Net cash used in investing activities was $35.8 million for the six months ended July 29, 2023, compared to $51.2 million for the same prior-year period. Net cash used in investing activities for the six months ended July 29, 2023 related primarily to investments in existing store remodeling programs and retail expansion and, to a lesser extent, technology and other infrastructure.
The decrease in cash used in investing activities was driven primarily by lower retail expansion costs and lower investments in infrastructure during the six months ended July 29, 2023 compared to the same prior-year period. During the six months ended July 29, 2023, we opened ten directly-operated stores compared to 36 directly-operated stores that were opened in the same prior-year period.
Financing Activities
Net cash provided by financing activities was $13.3 million for the six months ended July 29, 2023, compared to net cash used in financing activities of $181.1 million for the same prior-year period. The improvement of $194.4 million was primarily due to $175 million of share repurchases related to the 2022 ASR Contract in the same prior-year period, convertible senior note transactions entered into in April 2023 and increased net borrowings in Europe during the six months ended July 29, 2023.
Effect of Exchange Rates on Cash and Cash Equivalents
During the six months ended July 29, 2023, changes in foreign currency translation rates increased our reported cash and cash equivalents balance by $2.2 million compared to a decrease of $10.3 million during the same prior-year period. Refer to “Foreign Currency Volatility” for further information on fluctuations in exchange rates.
Working Capital
As of July 29, 2023, we had net working capital (including cash and cash equivalents) of $402.8 million compared to $448.7 million at January 28, 2023 and $338.7 million at July 30, 2022. Our primary working capital needs are for payments for inventories, salaries and wages, and the current portion of lease liabilities, as well as principal payments on the 2024 Notes.
The accounts receivable balance consists of trade receivables relating primarily to our wholesale business in Europe and, to a lesser extent, to our wholesale businesses in the Americas and Asia, royalty receivables relating to our licensing operations, credit card and retail concession receivables related to our retail businesses and certain other receivables. Accounts receivable increased by $16.7 million, or 5.5%, to $318.4 million as of July 29, 2023, from $301.7 million at July 30, 2022. On a constant currency basis, accounts receivable increased by $2.1 million, or 0.7%, when compared to July 30, 2022. As of July 29, 2023, approximately 51% of our total net trade receivables and 60% of our European net trade receivables were subject to credit insurance coverage, certain bank guarantees or letters of credit for collection purposes. Our credit insurance coverage contains certain terms and conditions specifying deductibles and annual claim limits.
Inventory increased by $18.9 million, or 3.5%, to $554.4 million as of July 29, 2023, from $535.5 million at July 30, 2022. On a constant currency basis, inventory increased by $1.3 million, or 0.2%, when compared to July 30, 2022, driven primarily by the residual effect of last year’s initiative to mitigate supply chain disruptions, including accelerating product orders, as well as higher average unit costs due to the elevation of the quality of our products, our investments in sustainability and inflationary pressures.
Capital Expenditures
Gross capital expenditures totaled $34.8 million, before deducting lease incentives of $1.0 million, for the six months ended July 29, 2023. This compares to gross capital expenditures of $51.2 million for the same prior-year period.

We will periodically evaluate strategic acquisitions and alliances and pursue those we believe will support and contribute to our overall growth initiatives and/or will leverage our global infrastructure and network of licensees and wholesale partners.
Dividends
On August 23, 2023, we announced a regular quarterly cash dividend of $0.30 per share on our common stock. The cash dividend will be paid on September 22, 2023 to shareholders of record as of the close of business on September 6, 2023. As a result of this dividend declaration and in accordance with the terms of the indentures governing the Notes, we will adjust the conversion rate (which is expected to increase) and the conversion price (which is expected to decrease) of the Notes, effective as of September 5, 2023. A corresponding adjustment is expected to be made to the strike prices with respect to the convertible note hedges and the warrants entered into by the Company in connection with the offering of the corresponding Notes, each of which will be decreased in accordance with the terms of the applicable convertible note hedge confirmations and warrant confirmations.
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
During the three months ended July 29, 2023, we did not make any share repurchases. During the six months ended July 29, 2023, the Company repurchased 2.2 million shares under its 2021 Share Repurchase Program at an aggregate cost of $42.8 million, including excise tax. These shares were repurchased through broker assisted market transactions in connection with the exchange and subscription offering related to the 2024 Notes and the 2028 Notes. During the three and six months ended July 30, 2022, we repurchased 5.2 million and 9.0 million shares, respectively, of our common stock under our 2021 Share Repurchase Program at an aggregate cost of $105.0 million and $186.7 million, respectively, which is inclusive of the shares repurchased under the 2022 ASR Contract. As of July 29, 2023, we had remaining authority under the 2021 Share Repurchase Program to purchase $19.7 million of our common stock.
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
The cash surrender values of the insurance policies were $63.6 million and $64.4 million as of July 29, 2023 and January 28, 2023, respectively, and were included in other assets in our condensed consolidated balance sheets. As a result of changes in the value of the insurance policy investments, we recorded immaterial unrealized gains in other income (expense) during the three and six months ended July 29, 2023, respectively, and unrealized losses of $0.2 million and $3.5 million in other income (expense) during the three and six months ended July 30, 2022. The projected benefit obligation was $42.3 million and $42.4 million as of July 29, 2023 and January 28, 2023, respectively, and was included in accrued expenses and other current liabilities and other long-term liabilities in our condensed consolidated balance sheets depending on the expected timing of payments. SERP benefit payments of $0.5 million were made during each of the three months ended July 29, 2023 and July 30, 2022. SERP benefit payments of $1.0 million were made during each of the six months ended July 29, 2023 and July 30, 2022.
Material Cash Requirements
As of July 29, 2023, except as disclosed above, there were no material changes to our material cash requirements from known contractual and other obligations, including commitments for capital expenditures, outside the ordinary course of business compared to the disclosures included under “Liquidity and Capital Resources - Material Cash Requirements” in Part II, Item 7 in our Form 10-K for the fiscal year ended January 28, 2023. Refer to “Part I, Item 1. Financial Statements – Note 9 – Borrowings and Finance Lease Obligations” and “Part I, Item 1. Financial Statements – Note 10 – Convertible Senior Notes and Related Transactions” for further information.
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
Recently Issued Accounting Guidance
Refer to “Part I, Item 1. Financial Statements – Note 1 – Basis of Presentation” for disclosures about recently issued accounting guidance.

ITEM 3.Quantitative and Qualitative Disclosures About Market Risk.
Exchange Rate Risk
More than two-thirds of product sales recorded for the six months ended July 29, 2023 were denominated in currencies other than the U.S. dollar. Our primary exchange rate risk relates to operations in Europe, Canada, South Korea, China, Hong Kong and Mexico. Changes in currencies affect our earnings in various ways. For further discussion on currency-related risk, please refer to our risk factors under “Part I, Item 1A. Risk Factors” contained in our most recent Annual Report on Form 10-K for the fiscal year ended January 28, 2023.
Foreign Currency Transaction Gains and Losses
Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency, including gains and losses on foreign exchange currency contracts (see below), are included in the condensed consolidated statements of income. Net realized and unrealized foreign currency transaction losses of $0.9 million and $17.7 million were included in the determination of net earnings for the six months ended July 29, 2023 and July 30, 2022, respectively.
Foreign Exchange Currency Contract Sensitivity Analysis
As of July 29, 2023, a sensitivity analysis of changes in foreign currencies when measured against the U.S. dollar indicates that, if the U.S. dollar had uniformly weakened by 10% against all of the U.S. dollar denominated foreign exchange derivatives totaling US$254.0 million, the fair value of the instruments would have decreased by $28.2 million. Conversely, if the U.S. dollar uniformly strengthened by 10% against all of the U.S. dollar denominated foreign exchange derivatives, the fair value of these instruments would have increased by $23.1 million. Any resulting changes in the fair value of the hedged instruments may be partially offset by changes in the fair value of certain balance sheet positions (primarily U.S. dollar denominated liabilities in our foreign operations) impacted by the change in the foreign currency rate. The ability to reduce the exposure of currencies on earnings depends on the magnitude of the derivatives compared to the balance sheet positions during each reporting cycle.
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
In April 2023, we issued $275 million aggregate principal amount of 2028 Notes and retired approximately $184.9 million aggregate principal of 2024 Notes in a private offering, leaving approximately $115.1 million aggregate principal amount of 2024 Notes outstanding at July 29, 2023. The fair value of the Notes is subject to interest rate risk, market risk and other factors due to its conversion feature. The fair value of the Notes will generally increase as our common stock price increases and will generally decrease as our common stock price declines. The interest and market value changes affect the fair value of the Notes but do not impact our financial position, cash flows or results of operations due to the fixed nature of the debt obligation. Additionally, we carry the Notes at face value, less any unamortized debt issuance costs on our balance sheet and we present the fair value for disclosure purposes only.
Interest Rate Swap Agreement Sensitivity Analysis
As of July 29, 2023, we had borrowings under our credit facility arrangements of $127.3 million which are based on variable rates of interest. Accordingly, changes in interest rates would impact our results of operations in future periods. A 100 basis point increase in interest rates would not have had a significant effect on interest expense for the six months ended July 29, 2023.

As of July 29, 2023, we had indebtedness related to term loans of $18.5 million, finance lease obligations of $17.3 million and the Mortgage Debt of $16.8 million. The term loans provide for annual interest rates ranging from 1.3% to 6.4%. The finance lease obligations are based on fixed interest rates derived from the respective agreements. For the six months ended July 29, 2023 (through May 1, 2023) and July 30, 2022, the interest rate on the Mortgage Debt was a variable rate based on LIBOR. In May 2023, the Company amended the terms of the Mortgage Debt for the interest rate to be based on SOFR, effective May 1, 2023. The Company also amended its existing interest rate swap agreement, resulting in a swap fixed rate of approximately 3.14% that matures in January 2026 (prior to this amendment, the agreement resulted in a swap fixed rate of approximately 3.06%). The interest rate swap agreement is designated as a cash flow hedge and converts the nature of our Mortgage Debt from SOFR floating-rate debt to fixed-rate debt.
The fair values of our debt instruments are based on the amount of future cash flows associated with each instrument discounted using our incremental borrowing rate. As of July 29, 2023 and January 28, 2023, the carrying value was not materially different from fair value, as the interest rates on our debt approximated rates currently available to us. The fair value of the Notes is determined based on inputs that are observable in the market and have been classified as Level 2 in the fair value hierarchy.

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
There was no change in our internal control over financial reporting during the second quarter of fiscal 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Items (a) and (b) are not applicable.
Item (c). Issuer Purchases of Equity Securities
Our share repurchases during each fiscal month of the second quarter of fiscal 2024 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
April 30, 2023 to May 27, 2023
Repurchase program[1]	—	—	—	$19,748,066
Employee transactions[2]	—	—	—
May 28, 2023 to July 1, 2023
Repurchase program[1]	—	—	—	$19,748,066
Employee transactions[2]	203	$20.26	—
July 2, 2023 to July 29, 2023
Repurchase program[1]	—	—	—	$19,748,066
Employee transactions[2]	—	—	—
Total
Repurchase program[1]	—	—	—
Employee transactions[2]	203	$20.26	—
______________________________________________________________________
Notes:
1During fiscal 2022, the Board of Directors terminated our previous 2012 $500 million share repurchase program (which had $47.8 million capacity remaining) and authorized a new $200 million share repurchase program. On March 14, 2022, the Board of Directors expanded the repurchase authorization by $100 million, leaving an available capacity of $249.0 million at that time.
2Repurchases may be made on the open market or in privately negotiated transactions, pursuant to Rule 10b5-1 trading plans or other available means. There is no minimum or maximum number of shares to be repurchased under the program and the program may be discontinued at any time, without prior notice.
2Consists of shares surrendered to, or withheld by, us in satisfaction of employee tax withholding obligations that occur upon vesting of restricted stock awards granted under our 2004 Equity Incentive Plan, as amended.

ITEM 5. Other Information.
Insider Trading Arrangements and Policies
During the three months ended July 29, 2023, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Guess?, Inc.

Date:	August 31, 2023	By:	/s/ CARLOS ALBERINI
Carlos Alberini
Chief Executive Officer

Date:	August 31, 2023	By:	/s/ MARKUS NEUBRAND
Markus Neubrand
Chief Financial Officer
(Principal Financial Officer)