Form 10-Q
period 2023-10-28
GUESS INC
filed 2023-12-01
CIK 912463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended October 28, 2023
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
As of November 27, 2023, the registrant had 53,700,294 shares of Common Stock, $0.01 par value per share, outstanding.

GUESS?, INC.
FORM 10-Q
i

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements.

GUESS?, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	Oct 28, 2023	Jan 28, 2023
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$244,103	$275,765
Accounts receivable, net	340,784	341,939
Inventories	562,386	510,899
Other current assets	81,220	83,102
Total current assets	1,228,493	1,211,705
Property and equipment, net	234,572	240,355
Goodwill	33,618	34,277
Deferred income tax assets	186,853	158,403
Operating lease right-of-use assets	657,363	636,148
Other assets	137,878	144,560
	$2,478,777	$2,425,448
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of borrowings and finance lease obligations	$41,695	$40,380
Accounts payable	292,443	289,442
Accrued expenses and other current liabilities	221,851	263,038
Convertible senior notes due 2024, net	114,985	—
Current portion of operating lease liabilities	165,420	170,192
Total current liabilities	836,394	763,052
Convertible senior notes due 2024, net	—	298,931
Convertible senior notes due 2028, net	266,551	—
Long-term debt and finance lease obligations	131,821	95,921
Long-term operating lease liabilities	538,731	528,236
Other long-term liabilities	147,637	157,403
Total liabilities	1,921,134	1,843,543
Redeemable noncontrolling interests	513	9,154

Commitments and contingencies (Note 13)

Stockholders’ equity:
Preferred stock, $.01 par value. Authorized 10,000,000 shares; no shares issued and outstanding	—	—
Common stock, $.01 par value. Authorized 150,000,000 shares; issued 142,771,253 and 142,771,253 shares; outstanding 53,700,273 and 54,609,786 shares as of October 28, 2023 and January 28, 2023, respectively	537	546
Paid-in capital	519,959	532,398
Retained earnings	1,313,910	1,276,857
Accumulated other comprehensive loss	(153,150)	(134,073)
Treasury stock, 89,070,980 and 88,161,467 shares as of October 28, 2023 and January 28, 2023, respectively	(1,167,196)	(1,141,615)
Guess?, Inc. stockholders’ equity	514,060	534,113
Nonredeemable noncontrolling interests	43,070	38,638
Total stockholders’ equity	557,130	572,751
	$2,478,777	$2,425,448

See accompanying notes to condensed consolidated financial statements.

GUESS?, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	Oct 28, 2023	Oct 29, 2022	Oct 28, 2023	Oct 29, 2022
Product sales	$618,130	$605,656	$1,800,536	$1,790,651
Net royalties	33,040	27,747	84,944	78,915
Net revenue	651,170	633,403	1,885,480	1,869,566
Cost of product sales	360,000	364,032	1,067,882	1,082,545
Gross profit	291,170	269,371	817,598	787,021
Selling, general and administrative expenses	234,123	212,927	694,748	638,801
Asset impairment charges	1,737	1,789	6,293	5,252
Net (gains) losses on lease modifications	537	(146)	(1,894)	(1,654)
Earnings from operations	54,773	54,801	118,451	144,622
Other income (expense):
Interest expense	(5,923)	(3,453)	(15,883)	(9,741)
Interest income	3,181	636	8,557	1,629
Loss on extinguishment of debt	—	—	(7,696)	—
Other, net	(11,004)	(15,211)	(18,227)	(40,716)
Total other expense	(13,746)	(18,028)	(33,249)	(48,828)

Earnings before income tax expense (benefit)	41,027	36,773	85,202	95,794
Income tax expense (benefit)	(18,277)	11,616	(5,370)	32,743
Net earnings	59,304	25,157	90,572	63,051
Net earnings attributable to noncontrolling interests	3,603	3,322	7,643	9,284
Net earnings attributable to Guess?, Inc.	$55,701	$21,835	$82,929	$53,767

Net earnings per common share attributable to common stockholders:
Basic	$1.04	$0.40	$1.53	$0.93
Diluted	$0.82	$0.34	$1.30	$0.80

Weighted average common shares outstanding attributable to common stockholders:
Basic	53,052	53,894	53,450	57,300
Diluted	70,331	67,102	68,098	70,705

See accompanying notes to condensed consolidated financial statements.

GUESS?, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended		Nine Months Ended
	Oct 28, 2023	Oct 29, 2022	Oct 28, 2023	Oct 29, 2022
Net earnings	$59,304	$25,157	$90,572	$63,051
Other comprehensive income (loss) (“OCI”):
Foreign currency translation adjustment
Losses arising during the period	(29,718)	(9,281)	(20,028)	(38,082)
Derivative financial instruments designated as cash flow hedges
Gains arising during the period	6,619	6,998	8,367	17,683
Less income tax effect	(749)	(862)	(984)	(2,105)
Reclassification to net earnings for gains realized	(28)	(4,171)	(6,508)	(6,947)
Less income tax effect	22	462	768	756
Defined benefit plans
Foreign currency and other adjustments	202	165	(138)	243
Less income tax effect	(18)	(15)	16	(22)
Net actuarial loss amortization	64	13	191	55
Prior service credit amortization	(40)	(22)	(119)	(67)
Less income tax effect	(2)	1	(6)	(1)
Total comprehensive income	35,656	18,445	72,131	34,564
Less comprehensive income attributable to noncontrolling interests:
Net earnings	3,603	3,322	7,643	9,284
Foreign currency translation adjustment	(3,055)	404	636	(396)
Amounts attributable to noncontrolling interests	548	3,726	8,279	8,888
Comprehensive income attributable to Guess?, Inc.	$35,108	$14,719	$63,852	$25,676

See accompanying notes to condensed consolidated financial statements.

GUESS?, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended
	Oct 28, 2023	Oct 29, 2022
Cash flows from operating activities:
Net earnings	$90,572	$63,051
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	46,059	45,490
Amortization of debt discount	351	—
Amortization of debt issuance costs	1,305	1,303
Share-based compensation expense	14,952	16,547
Forward contract (gains) losses	(14,730)	2,301
Deferred income taxes	(22,356)	5,752
Net loss from impairment and disposition of long-term assets	7,385	6,023
Loss on extinguishment of debt	7,696	—
Other items, net	3,782	24,955
Changes in operating assets and liabilities:
Accounts receivable	(8,810)	(22,156)
Inventories	(67,363)	(155,391)
Prepaid expenses and other assets	7,626	7,663
Operating lease assets and liabilities, net	(15,142)	(23,313)
Accounts payable and accrued expenses and other current liabilities	(7,120)	5,806
Other long-term liabilities	(3,326)	551
Net cash provided by (used in) operating activities	40,881	(21,418)
Cash flows from investing activities:
Purchases of property and equipment	(52,469)	(71,729)
Purchases of investments	(3,262)	(283)
Other investing activities	(893)	43
Net cash used in investing activities	(56,624)	(71,969)
Cash flows from financing activities:
Proceeds from borrowings	117,418	196,013
Repayments on borrowings and finance lease obligations	(78,408)	(97,657)
Net proceeds from issuance of convertible senior notes	80,324	—
Proceeds from issuance of warrant	20,158	—
Purchase of convertible note hedge	(51,838)	—
Proceeds from termination of convertible senior note hedge	7,235	—
Payments for termination of common stock warrant	(1,024)	—
Debt issuance costs	(5,833)	(1,450)
Dividends paid	(46,033)	(39,344)
Noncontrolling interest capital distribution	(2,625)	(4,817)
Purchase of redeemable noncontrolling interest	(8,650)	—
Issuance of common stock, net of income tax withholdings on vesting of stock awards	2,304	2,223
Purchase of treasury stock	(42,821)	(186,747)
Net cash used in financing activities	(9,793)	(131,779)
Effect of exchange rates on cash and cash equivalents	(6,126)	(16,334)
Net change in cash and cash equivalents	(31,662)	(241,500)
Cash and cash equivalents at the beginning of the year	275,765	415,565
Cash and cash equivalents at the end of the period	$244,103	$174,065

Supplemental cash flow data:
Interest paid	$15,036	$9,308
Income taxes paid, net of refunds	$19,742	$18,077

Non-cash investing and financing activity:
Change in accrual of property and equipment	$(2,864)	$(3,636)
Assets acquired under finance lease obligations	$2,556	$3,772

See accompanying notes to condensed consolidated financial statements.

GUESS?, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)
(unaudited)

	For the three and nine months ended October 28, 2023
	Guess?, Inc. Stockholders’ Equity
	Common Stock					Treasury Stock
	Shares	Amount	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Shares	Amount	Nonredeemable Noncontrolling Interests	Total
Balance at January 28, 2023	54,609,786	$546	$532,398	$1,276,857	$(134,073)	88,161,467	$(1,141,615)	$38,638	$572,751
Net earnings (loss)	—	—	—	(11,805)	—	—	—	1,111	(10,694)
Other comprehensive income (loss), net of income tax benefit of $811	—	—	—	—	(5,404)	—	—	1,309	(4,095)
Issuance of common stock under stock compensation plans	1,085,319	11	(14,519)	—	—	(1,085,319)	14,058	—	(450)
Issuance of stock under Employee Stock Purchase Plan	11,848	—	28	—	—	(11,848)	153	—	181
Share-based compensation	—	—	4,617	3	—	—	—	—	4,620
Dividends, net of forfeitures on non-participating securities	—	—	—	(12,662)	—	—	—	—	(12,662)
Share repurchases	(2,237,872)	(22)	22	—	—	2,237,872	(42,821)	—	(42,821)
Equity component value of convertible notes transactions, net	—	—	(744)	—	—	—	—	—	(744)
Sale of common stock warrant	—	—	20,158	—	—	—	—	—	20,158
Purchase of convertible note hedge	—	—	(39,397)	—	—	—	—	—	(39,397)
Termination of common stock warrant	—	—	(1,024)	—	—	—	—	—	(1,024)
Termination of convertible note hedge	—	—	7,235	—	—	—	—	—	7,235
Balance at April 29, 2023	53,469,081	$535	$508,774	$1,252,393	$(139,477)	89,302,172	$(1,170,225)	$41,058	$493,058
Net earnings	—	—	—	39,033	—	—	—	2,929	41,962
Other comprehensive income, net of income tax of ($270)	—	—	—	—	6,920	—	—	2,382	9,302
Issuance of common stock under stock compensation plans	107,116	1	(811)	—	—	(107,116)	1,402	—	592
Issuance of stock under Employee Stock Purchase Plan	11,085	—	24	—	—	(11,085)	146	—	170
Share-based compensation	—	—	5,455	—	—	—	—	—	5,455
Dividends, net of forfeitures on non-participating securities	—	—	—	(16,591)	—	—	—	—	(16,591)
Purchase of redeemable noncontrolling interest	—	—	1,318	—	—	—	—	(1,223)	95
Noncontrolling interest capital distribution	—	—	—	—	—	—	—	(222)	(222)
Balance at July 29, 2023	53,587,282	$536	$514,760	$1,274,835	$(132,557)	89,183,971	$(1,168,677)	$44,924	$533,821
Net earnings	—	—	—	55,701	—	—	—	3,603	59,304
Other comprehensive loss, net of income tax of ($747)	—	—	—	—	(20,593)	—	—	(3,055)	(23,648)
Issuance of common stock under stock compensation plans	105,248	1	300	—	—	(105,248)	1,380	—	1,681
Issuance of stock under Employee Stock Purchase Plan	7,743	—	29	—	—	(7,743)	101	—	130
Share-based compensation	—	—	4,870	7	—	—	—	—	4,877
Dividends, net of forfeitures on non-participating securities	—	—	—	(16,633)	—	—	—	—	(16,633)
Noncontrolling interest capital distribution	—	—	—	—	—	—	—	(2,402)	(2,402)
Balance at October 28, 2023	53,700,273	$537	$519,959	$1,313,910	$(153,150)	89,070,980	$(1,167,196)	$43,070	$557,130

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

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
October 28, 2023
(unaudited)
(1)Basis of Presentation
Description of the Business
Guess?, Inc. (the “Company” or “GUESS?”) designs, markets, distributes and licenses a leading lifestyle collection of contemporary apparel and accessories for women, men and children that reflect the American lifestyle and European fashion sensibilities. The Company’s designs are sold in GUESS? owned stores, to a network of wholesale accounts that includes better department stores, selected specialty retailers and upscale boutiques and through the Internet. GUESS? branded products, some of which are produced under license, are also sold internationally through a series of retail store licensees and wholesale distributors.
Reclassifications
The Company has made certain reclassifications to prior period amounts to conform to the current period presentation within the accompanying condensed consolidated financial statements and notes to the condensed consolidated financial statements.
Interim Financial Statements
In the opinion of management, the accompanying unaudited condensed consolidated financial statements of the Company contain all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the condensed consolidated balance sheets as of October 28, 2023 and January 28, 2023, and the condensed consolidated statements of income, comprehensive income, cash flows and stockholders’ equity for the three and nine months ended October 28, 2023 and October 29, 2022. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) for interim financial information and the instructions to Rule 10-01 of Regulation S-X of the United States Securities and Exchange Commission (the “SEC”). Accordingly, they have been condensed and do not include all of the information and footnotes required by GAAP for complete financial statements. The results of operations and cash flows for the three and nine months ended October 28, 2023 are not necessarily indicative of the results of operations to be expected for the full fiscal year.
These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended January 28, 2023.
Fiscal Periods
The Company operates on a 52/53-week fiscal year calendar, which ends on the Saturday nearest to January 31 of each year. The three and nine months ended October 28, 2023 had the same number of days as the three and nine months ended October 29, 2022. All references herein to “fiscal 2023” and “fiscal 2022” represent the results of the 52-week fiscal years ended January 28, 2023 and January 29, 2022, respectively. All references herein to “fiscal 2024” represent the 53-week fiscal year ending February 3, 2024, with the extra week occurring in the fourth quarter of the year.
Business Update, Market Trends and Uncertainties
Macroeconomic conditions, including inflation, higher interest rates, foreign exchange rate fluctuations, declines in consumer spending, the impact of the war in Ukraine and the lingering effects of public health crises continue to negatively impact the Company’s businesses.
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
The Company also recognizes royalty revenue from its trademark license agreements. The Company’s trademark license agreements represent symbolic licenses that are dependent on the Company’s continued support over the term of the license agreement. The amount of revenue that is recognized from the licensing arrangements is based on sales-based royalty and advertising fund contributions as well as specific fixed payments, where applicable. The Company’s trademark license agreements customarily provide for a multi-year initial term ranging from three to ten years and may contain options to renew prior to expiration for an additional multi-year period. The unrecognized portion of upfront payments is included in deferred royalties in accrued expenses and other long-term liabilities depending on the short or long-term nature of the payments to be recognized. As of October 28, 2023, the Company had $4.8 million and $11.8 million of deferred royalties related to these upfront payments included in accrued expenses and other current liabilities and other long-term liabilities, respectively. This compares to $4.8 million and $15.2 million of deferred royalties related to these upfront payments included in accrued expenses and other current liabilities and other long-term liabilities, respectively, at January 28, 2023. During the three and nine months ended October 28, 2023, the Company recognized $3.6 million and $10.7 million in net royalties, respectively, related to the amortization of deferred royalties. During the three and nine months ended October 29, 2022, the Company recognized $3.3 million and $10.0 million in net royalties, respectively, related to the amortization of deferred royalties.
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
As of October 28, 2023, approximately 48% of the Company’s total net trade accounts receivable and 62% of its European net trade receivables were subject to credit insurance coverage, certain bank guarantees or letters of credit for collection purposes. The Company’s credit insurance coverage contains certain terms and conditions specifying deductibles and annual claim limits. Management evaluates the creditworthiness of the counterparties to the credit insurance, bank guarantees and letters of credit and records a provision for the risk of loss on these instruments based on these evaluations as considered necessary.
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
The Company identified and modified its loans and other financial instruments with attributes directly or indirectly influenced by LIBOR. The Company determined, of its current LIBOR references as outlined in Note 9 Borrowings and Finance Lease Obligations, Note 15 Fair Value Measurements and Note 16 Derivative Financial Instruments, only the obligations under Mortgage Debt (as defined in Note 9), credit facilities and interest rate swap agreements were impacted by this guidance. In May 2023, the Company amended the terms of the Mortgage Debt for the interest rate to be based on Secured Overnight Financing Rate (“SOFR”) effective May 1, 2023. The Company also amended its existing interest rate swap agreement, resulting in a swap fixed rate of approximately 3.14%. As of October 28, 2023, the Company does not have any financial instruments with attributes directly or indirectly influenced by LIBOR.
(2)    Lease Accounting
The Company primarily leases its showrooms, advertising, licensing, sales and merchandising offices, remote distribution and warehousing facilities and retail and factory outlet store locations under operating lease agreements expiring on various dates through January 2039. The Company also leases some of its equipment, as well as computer hardware and software, under operating and finance lease agreements expiring on various dates through October 2028.
The Company’s lease agreements primarily provide for lease payments based on a minimum annual rental amount, a percentage of annual sales volume, periodic adjustments related to inflation or a combination of such lease payments. Certain retail store leases provide for lease payments based upon the minimum annual rental amount and a percentage of annual sales volume, generally ranging from 3% to 28%, when specific sales volumes are exceeded. The Company’s retail concession leases also provide for lease payments primarily based upon a percentage of annual sales volume, which averages approximately 25%.
In addition to the amounts as disclosed below, the Company has estimated additional operating lease commitments of approximately $19.3 million for leases where the Company has not yet taken possession of the underlying asset as of October 28, 2023. As such, the related operating lease ROU assets and operating lease liabilities have not been recognized in the Company’s condensed consolidated balance sheet as of October 28, 2023.
The components of leases are (in thousands):

		Oct 28, 2023	Jan 28, 2023
Assets	Balance Sheet Location
Operating	Operating lease right-of-use assets	$657,363	$636,148
Finance	Property and equipment, net	16,536	19,055
Total lease assets		$673,899	$655,203

Liabilities	Balance Sheet Location
Current:
Operating	Current portion of operating lease liabilities	$165,420	$170,192
Finance	Current portion of borrowings and finance lease obligations	6,999	6,684
Noncurrent:
Operating	Long-term operating lease liabilities	538,731	528,236
Finance	Long-term debt and finance lease obligations	10,793	13,181
Total lease liabilities		$721,943	$718,293
The components of lease costs are (in thousands):

		Three Months Ended		Nine Months Ended
	Income Statement Location	Oct 28, 2023	Oct 29, 2022	Oct 28, 2023	Oct 29, 2022
Operating lease costs	Cost of product sales	$44,964	$43,361	$136,367	$131,450
Operating lease costs	Selling, general and administrative expenses	6,744	6,000	19,941	18,582
Operating lease costs[1]	Net (gains) losses on lease modifications	537	(146)	(1,894)	(1,654)
Finance lease costs
Amortization of leased assets	Cost of product sales	9	21	61	60
Amortization of leased assets	Selling, general and administrative expenses	1,635	1,510	4,747	4,585
Interest on lease liabilities	Interest expense	179	209	577	747
Variable lease costs[2]	Cost of product sales	23,400	21,682	71,551	64,462
Variable lease costs[2]	Selling, general and administrative expenses	804	669	2,551	2,438
Short-term lease costs	Cost of product sales	92	87	241	273
Short-term lease costs	Selling, general and administrative expenses	2,015	1,722	4,306	4,600
Total lease costs		$80,379	$75,115	$238,448	$225,543
______________________________________________________________________
Notes:
1During the three and nine months ended October 28, 2023 and October 29, 2022, net (gains) losses on lease modifications related primarily to the early termination of certain lease agreements. Operating lease costs for these locations prior to the early termination were included in cost of product sales.

2During the three and nine months ended October 28, 2023, variable lease costs included certain rent concessions of approximately $0.4 million and $1.4 million, respectively, received by the Company, primarily in Europe. During the three and nine months ended October 29, 2022, variable lease costs included certain rent concessions of approximately $1.1 million and $4.6 million, respectively, received by the Company, primarily in Europe, related to the COVID-19 pandemic.
Maturities of the Company’s operating and finance lease liabilities as of October 28, 2023 are (in thousands):

	Operating Leases
Maturity of Lease Liabilities	Non-Related Parties	Related Parties	Finance Leases	Total
Fiscal 2024	$62,999	$2,723	$2,806	$68,528
Fiscal 2025	160,784	7,626	6,092	174,502
Fiscal 2026	125,306	7,199	5,593	138,098
Fiscal 2027	108,543	7,760	3,129	119,432
Fiscal 2028	81,470	7,681	1,334	90,485
After fiscal 2028	222,361	20,755	287	243,403
Total lease payments	761,463	53,744	19,241	834,448
Less: Interest	99,732	11,324	1,449	112,505
Present value of lease liabilities	$661,731	$42,420	$17,792	$721,943
Other supplemental information is (in thousands):

Lease Term and Discount Rate	Oct 28, 2023
Weighted-average remaining lease term
Operating leases	6.2 years
Finance leases	3.3 years
Weighted-average discount rate
Operating leases	4.8%
Finance leases	5.1%

	Nine Months Ended
Supplemental Cash Flow Information	Oct 28, 2023	Oct 29, 2022
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$155,379	$166,910
New operating ROU assets obtained in exchange for lease liabilities	$128,756	$106,427
Impairment
During the three and nine months ended October 28, 2023 and October 29, 2022, there were immaterial ROU asset impairment charges. Asset impairment charges are generally determined based on the excess of carrying value over the fair value of the ROU assets. The Company uses estimates of market participant rents to calculate fair value of the ROU assets. Refer to Note 15 for more information on the Company’s impairment testing.

(3)Earnings per Share
The computation of basic and diluted net earnings per common share attributable to common stockholders is (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	Oct 28, 2023	Oct 29, 2022	Oct 28, 2023	Oct 29, 2022
Net earnings attributable to Guess?, Inc.	$55,701	$21,835	$82,929	$53,767
Less net earnings attributable to nonvested restricted stockholders	672	260	1,066	511
Net earnings attributable to common stockholders	55,029	21,575	81,863	53,256
Add interest expense related to the convertible senior notes	2,779	1,026	6,826	2,960
Net earnings attributable to common stockholders used in diluted computations	$57,808	$22,601	$88,689	$56,216

Weighted average common shares used in basic computations	53,052	53,894	53,450	57,300
Effect of dilutive securities:
Stock options and restricted stock units	1,366	1,309	1,276	1,506
Convertible senior notes	15,913	11,899	13,372	11,899
Weighted average common shares used in diluted computations	70,331	67,102	68,098	70,705

Net earnings per common share attributable to common stockholders:
Basic	$1.04	$0.40	$1.53	$0.93
Diluted	$0.82	$0.34	$1.30	$0.80
During the three months ended October 28, 2023 and October 29, 2022, equity awards granted for 159,950 and 1,319,998 shares, respectively, of the Company’s common stock and for the nine months ended October 28, 2023 and October 29, 2022, equity awards granted for 1,011,089 and 1,261,633 shares, respectively, of the Company’s common stock were outstanding but were excluded from the computation of diluted weighted average common shares and common equivalent shares outstanding because the assumed proceeds resulted in these awards being antidilutive. For the three and nine months ended October 28, 2023, the Company excluded 640,042 nonvested stock units which were subject to the achievement of performance-based or market-based vesting conditions from the computation of diluted weighted average common shares and common equivalent shares outstanding because these conditions were not achieved as of October 28, 2023. For the three and nine months ended October 29, 2022, there were 594,985 nonvested stock units subject to the achievement of performance-based or market-based vesting conditions that were excluded from the computation of diluted weighted average common shares and common equivalent shares outstanding as the respective conditions were not achieved as of October 29, 2022.
Warrants related to the 2.00% convertible senior notes due April 2024 (the “2024 Notes”) to purchase approximately 4.6 million and 11.6 million shares of the Company’s common shares at an initial strike price of $46.88 per share were outstanding as of October 28, 2023 and October 29, 2022, respectively. Warrants related to the 3.75% convertible senior notes due April 2028 (the “2028 Notes”, and together with the 2024 Notes, the “Notes”) to purchase approximately 11.1 million shares of the Company’s common shares at an initial strike price of $41.80 per share were outstanding as of October 28, 2023. These warrants were excluded from the computation of diluted net earnings per share since the warrants’ adjusted strike price was greater than the average market price of the Company’s common stock during the three and nine months ended October 28, 2023 and October 29, 2022. See Note 10 for more information regarding the Notes.

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
During the three months ended October 28, 2023, there were no share repurchases. During the nine months ended October 28, 2023, the Company repurchased 2.2 million shares under its 2021 Share Repurchase Program at an aggregate cost of $42.8 million, including excise tax. These shares were repurchased through broker assisted market transactions in connection with the exchange and subscription offering related to the 2024 Notes and the 2028 Notes. During the three months ended October 29, 2022, there were no share repurchases. During the nine months ended October 29, 2022, the Company repurchased 9.0 million shares of the Company’s common stock under its 2021 Share Repurchase Program at an aggregate cost of $186.7 million, which is inclusive of the shares repurchased under the 2022 ASR Contract. As of October 28, 2023, the Company had remaining authority under the 2021 Share Repurchase Program to purchase $19.7 million of its common stock.
Dividends
The following sets forth the cash dividend declared per share:

	Three Months Ended		Nine Months Ended
	Oct 28, 2023	Oct 29, 2022	Oct 28, 2023	Oct 29, 2022
Cash dividend declared per share	$0.300	$0.225	$0.825	$0.675
The indenture governing the 2024 Notes requires an adjustment to the conversion rate and the conversion price of the 2024 Notes for quarterly dividends exceeding $0.1125 per share. The indenture governing the 2028 Notes requires an adjustment to the conversion rate and the conversion price of the 2028 Notes for quarterly dividends exceeding $0.225 per share.
On May 24, 2023, the Company announced an increase to its regular quarterly cash dividend from $0.225 to $0.30 per share on the Company’s common stock. In accordance with the terms of the indentures governing the respective Notes, the Company has adjusted the conversion rates and the conversion prices of the 2024 Notes and the 2028 Notes for quarterly dividends exceeding $0.1125 per share and $0.225 per share, respectively. Corresponding adjustments have been made to the strike prices with respect to the convertible note hedges and the warrants entered into by the Company in connection with the offerings of the corresponding Notes, each of which was decreased in accordance with the terms of the applicable convertible note hedge confirmations and warrant confirmations. Refer to Note 10 for more information.
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
Accumulated Other Comprehensive Income (Loss)
The changes in accumulated other comprehensive income (loss), net of related income taxes, are (in thousands):

	Foreign Currency Translation Adjustment	Derivative Financial Instruments Designated as Cash Flow Hedges	Defined Benefit Plans	Total

	Three Months Ended Oct 28, 2023
Balance at July 29, 2023	$(123,169)	$(5,805)	$(3,583)	$(132,557)
Gains (losses) arising during the period	(26,663)	5,870	184	(20,609)
Reclassification to net earnings for (gains) losses realized	—	(6)	22	16
Net other comprehensive income (loss)	(26,663)	5,864	206	(20,593)
Balance at October 28, 2023	$(149,832)	$59	$(3,377)	$(153,150)

	Nine Months Ended Oct 28, 2023
Balance at January 28, 2023	$(129,168)	$(1,584)	$(3,321)	$(134,073)
Gains (losses) arising during the period	(20,664)	7,383	(122)	(13,403)
Reclassification to net earnings for (gains) losses realized	—	(5,740)	66	(5,674)
Net other comprehensive income (loss)	(20,664)	1,643	(56)	(19,077)
Balance at October 28, 2023	$(149,832)	$59	$(3,377)	$(153,150)

	Three Months Ended Oct 29, 2022
Balance at July 30, 2022	$(163,862)	$14,240	$(6,902)	$(156,524)
Gains (losses) arising during the period	(9,685)	6,136	150	(3,399)
Reclassification to net earnings for gains realized	—	(3,709)	(8)	(3,717)
Net other comprehensive income (loss)	(9,685)	2,427	142	(7,116)
Balance at October 29, 2022	$(173,547)	$16,667	$(6,760)	$(163,640)

	Nine Months Ended Oct 29, 2022
Balance at January 29, 2022	$(135,861)	$7,280	$(6,968)	$(135,549)
Gains (losses) arising during the period	(37,686)	15,578	221	(21,887)
Reclassification to net earnings for gains realized	—	(6,191)	(13)	(6,204)
Net other comprehensive income (loss)	(37,686)	9,387	208	(28,091)
Balance at October 29, 2022	$(173,547)	$16,667	$(6,760)	$(163,640)

Details on reclassifications out of accumulated other comprehensive income (loss) to net earnings are (in thousands):

	Three Months Ended		Nine Months Ended		Location of (Gain) Loss Reclassified from Accumulated OCI into Earnings
	Oct 28, 2023	Oct 29, 2022	Oct 28, 2023	Oct 29, 2022
Derivative financial instruments designated as cash flow hedges:
Foreign exchange currency contracts	$130	$(4,141)	$(6,074)	$(7,013)	Cost of product sales
Interest rate swap	(158)	(30)	(434)	66	Interest expense
Less income tax effect	22	462	768	756	Income tax expense (benefit)
	(6)	(3,709)	(5,740)	(6,191)
Defined benefit plans:
Net actuarial loss amortization	64	13	191	55	Other expense
Prior service credit amortization	(40)	(22)	(119)	(67)	Other expense
Less income tax effect	(2)	1	(6)	(1)	Income tax expense (benefit)
	22	(8)	66	(13)
Total reclassifications during the period	$16	$(3,717)	$(5,674)	$(6,204)
(5)Accounts Receivable
Accounts receivable is summarized as follows (in thousands):

	Oct 28, 2023	Jan 28, 2023
Trade	$294,352	$306,737
Royalty	49,533	37,521
Other	4,033	6,235
	347,918	350,493
Less allowances	7,134	8,554
	$340,784	$341,939
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
(6)Inventories
Inventories consist of the following (in thousands):

	Oct 28, 2023	Jan 28, 2023
Raw materials	$1,760	$1,807
Work in progress	3	3
Finished goods	560,623	509,089
	$562,386	$510,899
The above balances include an allowance to write down inventories to the lower of cost or net realizable value of $25.0 million and $30.3 million as of October 28, 2023 and January 28, 2023, respectively.

(7)Income Taxes
Effective Income Tax Rate
Income tax expense for the interim periods is computed using the income tax rate estimated to be applicable for the full fiscal year, adjusted for discrete items. The Company’s effective income tax rate was a benefit of 6.3% for the nine months ended October 28, 2023 compared to an expense of 34.2% for the nine months ended October 29, 2022. The change in the effective income tax rate was primarily due to a discrete income tax benefit recognized during the third quarter of fiscal 2024 as a result of the consolidation of certain business functions into Switzerland as described below and, to a lesser extent, the lower losses incurred in certain tax jurisdictions during the nine months ended October 28, 2023 compared to the same prior-year period.
Intra-Entity Transactions
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
During the third quarter of fiscal 2024, the Company recognized a one-time net tax benefit of €34.8 million ($36.8 million) related to the consolidation of certain business functions into Switzerland that was approved by the Switzerland tax authority during the third quarter of fiscal 2024.
Changes in Income Tax Law
During calendar 2019, Switzerland implemented income tax reform (“Swiss tax reform”) that was effective as of January 1, 2020. The Swiss tax reform eliminated certain preferential income tax treatments and included transitional relief measures which provided for future income tax deductions. During the fourth quarter of fiscal 2020, the Company recognized a one-time income tax benefit of approximately $8.1 million related primarily to the recognition of a deferred income tax asset associated with the estimated value of an income tax basis step-up of the Company’s Switzerland subsidiary’s assets. During the fourth quarter of fiscal 2023, the Company recorded a $2.3 million reserve for uncertain income tax positions related to such deferred income tax asset. During the third quarter of fiscal 2024, based on recent developments among European Union tax authorities, the Company wrote off the $8.1 million tax benefit related to the value of the income tax basis step-up of the Company’s Switzerland subsidiary’s assets, resulting in a net income tax expense of $5.8 million during the quarter.
Unrecognized Income Tax Benefit
The Company and its subsidiaries are subject to U.S. federal and foreign income tax, as well as income tax of multiple state and foreign local jurisdictions. From time-to-time, the Company is subject to routine income and other audits on various income tax matters around the world in the ordinary course of business. As of October 28, 2023, no major income tax or other tax audits were ongoing.
As of October 28, 2023 and January 28, 2023, the Company had $64.3 million and $64.4 million, respectively, of aggregate accruals for uncertain income tax positions, including penalties and interest. This includes an accrual of $19.9 million for the estimated transition tax (excluding interest) related to the 2017 Tax Cuts and Jobs Act (the “Tax Reform”) and $20.6 million for the intra-entity transfer of intellectual property rights from certain U.S. entities to a wholly-owned Swiss subsidiary, substantially offset by the related deferred income tax benefit recorded by the Swiss subsidiary. The Company reviews and updates the estimates used in the accrual for uncertain income tax positions, as appropriate, as more definitive information or interpretations become available from income taxing authorities, and on the completion of income tax audits, the receipt of assessments, expiration of statutes of limitations, or occurrence of other events.
During the second quarter of fiscal 2021, the Company became aware of a foreign withholding income tax regulation that could be interpreted to apply to certain of its previous transactions. The Company currently does not expect its exposure, if any, will have a material impact on its consolidated financial position, results of operations or cash flows.
Indefinite Reinvestment Assertion
The Company has historically considered the undistributed earnings of its foreign subsidiaries to be indefinitely reinvested. As a result of the Tax Reform, the Company had a substantial amount of previously taxed earnings that could be distributed to the U.S. without additional U.S. taxation. As of October 28, 2023, the Company determined that approximately $67.1 million of such foreign earnings are not indefinitely reinvested. The incremental tax cost to repatriate these earnings to the U.S. is immaterial. The Company intends to indefinitely reinvest the remaining earnings from the Company’s foreign subsidiaries for which a deferred income tax liability has not already been recorded. The Company continues to evaluate its plans for reinvestment or repatriation of unremitted foreign earnings and regularly reviews its cash positions and determination of indefinite reinvestment of foreign earnings. If the Company determines that all or a portion of such foreign earnings are no longer indefinitely reinvested, the Company may be subject to additional foreign withholding taxes and U.S. state income taxes, beyond the one-time transition tax.
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

Net revenue and earnings (loss) from operations are summarized (in thousands):

	Three Months Ended		Nine Months Ended
	Oct 28, 2023	Oct 29, 2022	Oct 28, 2023	Oct 29, 2022
Net revenue:
Europe	$344,472	$323,754	$990,981	$936,470
Americas Retail	153,872	165,603	464,984	513,743
Americas Wholesale	55,288	53,181	150,361	171,733
Asia	64,498	63,118	194,210	168,705
Licensing	33,040	27,747	84,944	78,915
Total net revenue	$651,170	$633,403	$1,885,480	$1,869,566
Earnings (loss) from operations:
Europe	$35,555	$36,222	$84,344	$88,650
Americas Retail	8,086	11,365	20,060	49,552
Americas Wholesale	16,106	10,229	40,264	39,068
Asia	636	(5)	3,927	(6,792)
Licensing	30,770	24,849	79,419	70,499
Total segment earnings from operations	91,153	82,660	228,014	240,977
Corporate overhead	(34,106)	(26,216)	(105,164)	(92,757)
Asset impairment charges[1]	(1,737)	(1,789)	(6,293)	(5,252)
Net gains (losses) on lease modifications[2]	(537)	146	1,894	1,654
Total earnings from operations	$54,773	$54,801	$118,451	$144,622
______________________________________________________________________
Notes:
1During the three and nine months ended October 28, 2023 and October 29, 2022, the Company recognized asset impairment charges related primarily to impairment of property and equipment and operating right-of-use assets related to certain retail locations resulting from under-performance and expected store closures. Refer to Note 2 and Note 15 for more information regarding these asset impairment charges.
2During the three and nine months ended October 28, 2023 and October 29, 2022, the Company recorded net gains (losses) on lease modifications related primarily to the early termination of certain lease agreements.
The below presents information regarding geographic areas in which the Company operated. Net revenue is classified primarily based on the country where the Company’s customer is located (in thousands):

	Three Months Ended		Nine Months Ended
	Oct 28, 2023	Oct 29, 2022	Oct 28, 2023	Oct 29, 2022
Net revenue:
U.S.	$133,613	$146,677	$412,746	$474,938
Italy	71,395	63,983	213,055	193,044
Germany	47,179	45,582	127,503	130,486
South Korea	41,642	38,989	124,132	102,998
Canada	38,968	43,111	109,178	127,671
Spain	35,034	32,115	104,389	98,902
Other countries	250,299	235,199	709,533	662,612
Total product sales	618,130	605,656	1,800,536	1,790,651
Net royalties	33,040	27,747	84,944	78,915
Net revenue	$651,170	$633,403	$1,885,480	$1,869,566
Due to the seasonal nature of the Company’s business segments, the above net revenue and operating results are not necessarily indicative of the results that may be expected for the full fiscal year.

(9)Borrowings and Finance Lease Obligations
Borrowings and finance lease obligations are summarized (in thousands):

	Oct 28, 2023	Jan 28, 2023
Borrowings under credit facilities	$121,804	$70,304
Term loans	13,931	25,516
Finance lease obligations	17,792	19,865
Mortgage debt	16,668	17,189
Other	3,321	3,427
	173,516	136,301
Less current installments	41,695	40,380
Long-term debt and finance lease obligations	$131,821	$95,921
Term Loans
The Company entered into term loans with certain banks primarily in Europe during fiscal 2021. These loans are primarily unsecured, have remaining terms of approximately two years and incur interest at annual rates ranging between 1.5% to 6.4%. As of October 28, 2023 and January 28, 2023, the Company had outstanding borrowings of $13.9 million and $25.5 million, respectively, under these borrowing arrangements.
Finance Lease Obligations
The Company leases its European distribution center in the Netherlands under a finance lease which primarily provides for monthly minimum lease payments through May 2027 with an effective interest rate of approximately 6%. The Company has also entered into finance leases for equipment used in its European distribution centers. These finance lease obligations totaled $11.7 million and $15.0 million as of October 28, 2023 and January 28, 2023, respectively.
The Company also has smaller finance leases related primarily to computer hardware and software. As of October 28, 2023 and January 28, 2023, these finance lease obligations totaled $6.1 million and $4.9 million, respectively.
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
Credit Facilities
Long-Term 2023 Credit Facility
During fiscal 2023, the Company amended and restated its senior secured asset-based revolving credit facility with Bank of America, N.A. and other lenders party thereto to extend the maturity date of the credit facility to December 20, 2027, among other changes (as amended, the “2023 Credit Facility”). In addition, the

Company entered into an amendment agreement to permit, among other things, the exchange and subscription offering on April 12, 2023. Pursuant to the amendment, the 2023 Credit Facility is subject to earlier maturity as of 60 days before the maturity date of the Company’s 2024 Notes if satisfactory payment conditions have not been met during such 60 days period. The amendment retains the 2023 Credit Facility’s existing provisions for earlier maturity as of 60 days before the maturity date of the Company’s 2024 Notes if (1) such notes have not been refinanced or converted into equity by that date or (2) arrangements satisfactory to the Lenders for the refinancing or conversion of the 2024 Notes have not been made. The 2023 Credit Facility provides for a borrowing capacity in an amount up to $150 million, including a Canadian sub-facility up to $20 million, subject to a borrowing base. Based on applicable accounts receivable, inventory and eligible cash, subject to certain allowances, the Company could have borrowed up to $137.4 million under the 2023 Credit Facility as of October 28, 2023. The 2023 Credit Facility has an option to expand the borrowing capacity by up to $150 million subject to certain terms and conditions, including the willingness of existing or new lenders to assume such increased amount. The 2023 Credit Facility is available for direct borrowings and the issuance of letters of credit, subject to certain letters of credit sublimits, and may be used for repayment of debt, working capital and other general corporate purposes. As of both October 28, 2023 and January 28, 2023, the Company had $8.1 million in outstanding standby letters of credit, no outstanding documentary letters of credit and no outstanding borrowings under the 2023 Credit Facility.
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
The 2023 Credit Facility contains various annual sustainability key performance targets, the achievement of which would result in an adjustment to the interest margin ranging from plus 5 basis points to minus 5 basis points per year and the commitment fee ranging from plus 1 basis point to minus 1 basis point per year. The 2023 Credit Facility requires the Company to comply with a fixed charge coverage ratio on a trailing four-quarter basis if a default or an event of default occurs under the 2023 Credit Facility or availability under the 2023 Credit Facility falls below the greater of 10% of the aggregate borrowing base or $12.5 million. In addition, the 2023 Credit Facility contains customary covenants, including covenants that limit or restrict the Company and certain of its subsidiaries’ ability to: incur liens, incur indebtedness, make investments, dispose of assets, make certain restricted payments, merge or consolidate and enter into certain transactions with affiliates. Upon the occurrence of an event of default under the 2023 Credit Facility, the lenders may cease making loans, terminate the 2023 Credit Facility and declare all amounts outstanding to be immediately due and payable. The 2023 Credit Facility specifies a number of events of default (some of which are subject to applicable grace or cure periods), including, among other things, non-payment defaults, covenant defaults, cross-defaults to other material indebtedness, bankruptcy and insolvency defaults, and material judgment defaults. The 2023 Credit Facility allows for both secured and unsecured borrowings outside of the 2023 Credit Facility up to specified amounts.

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
The Credit Agreement contains various annual sustainability key performance targets, the achievement of which would result in an adjustment to the interest margin ranging from a plus 5 basis points to a minus 5 basis points per year. The Credit Agreement includes a financial covenant requiring a maximum leverage ratio of the guarantor and its subsidiaries. In addition, the Credit Agreement includes customary representations and warranties, affirmative and negative covenants and events of default. As of October 28, 2023, the Company had $100.4 million of outstanding borrowings and $163.8 million available for future borrowings under the 2022 Credit Facility. As of January 28, 2023, the Company had $54.4 million of outstanding borrowings and $217.4 million available for future borrowings under the 2022 Credit Facility.
Other Credit Facilities
The Company, through its Chinese subsidiary, maintains a short-term uncommitted bank borrowing agreement that provides for a borrowing capacity up to $30 million, primarily for working capital purposes. The Company had $17.1 million and $14.0 million in outstanding borrowings under this agreement as of October 28, 2023 and January 28, 2023, respectively.
The Company, through its Japanese subsidiary, maintains a short-term uncommitted bank borrowing agreement that provides for a borrowing capacity up to ¥800 million ($5.3 million), primarily for working capital purposes. The Company had $4.3 million and $1.9 million in outstanding borrowings under this agreement as of October 28, 2023 and January 28, 2023, respectively.
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
The 2028 Notes are convertible in certain circumstances into cash, shares of the Company’s common stock, or a combination of cash and shares of the Company’s common stock, at the Company’s election, at an initial conversion rate of 40.4858 shares of common stock per $1,000 principal amount of 2028 Notes, which is equivalent to an initial conversion price of approximately $24.70 per share, subject to adjustment upon the occurrence of certain events. In accordance with the terms of the 2028 Indenture, the Company has adjusted the conversion rate and the conversion price of the 2028 Notes for quarterly dividends exceeding $0.225 per share (the conversion price is currently approximately $24.53 per share). Prior to November 15, 2027, the 2028 Notes are convertible only upon the occurrence of certain events and during certain periods, and thereafter, at any time until the close of business on the second scheduled trading day immediately preceding the maturity date of the 2028 Notes.
Following certain corporate events described in the 2028 Indenture that occur prior to the maturity date, the conversion rate will be increased for a holder who elects to convert its 2028 Notes in connection with such corporate event in certain circumstances. The 2028 Notes are not redeemable prior to maturity, and no sinking fund is provided for the 2028 Notes. As of October 28, 2023, none of the conditions allowing holders of the 2028 Notes to convert had been met. The Company expects to settle the principal amount of the 2028 Notes in fiscal 2029 in cash and any excess in shares.
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
The 2024 Notes are convertible as described below into cash, shares of the Company’s common stock, or a combination of cash and shares of the Company’s common stock, at the Company’s election, at an initial conversion rate of 38.7879 shares of common stock per $1,000 principal amount of 2024 Notes, which is equivalent to an initial conversion price of approximately $25.78 per share, subject to adjustment upon the occurrence of certain events. In accordance with the terms of the 2024 Indenture, the Company has adjusted the conversion rate and the conversion price of the 2024 Notes for quarterly dividends exceeding $0.1125 per share (the conversion price is currently approximately $24.49 per share). Prior to November 15, 2023, the 2024 Notes were convertible only upon the occurrence of certain events and during certain periods and, as of October 28, 2023, none of the conditions allowing holders of the 2024 Notes to convert had been met. Beginning November 15, 2023, the 2024 Notes became convertible at any time until the close of business on the second scheduled trading day immediately preceding the maturity date of the 2024 Notes. Following certain corporate events described in the 2024 Indenture that occur prior to such maturity date, the conversion rate will be adjusted under certain circumstances. The 2024 Notes are not redeemable prior to maturity, and no sinking fund is provided for the 2024 Notes. The Company expects to settle the principal amount of the 2024 Notes in fiscal 2025 in cash and any excess in shares.
The Notes consist of the following (in thousands):

	Oct 28, 2023	Jan 28, 2023
2028 Notes[1]
Principal	$275,000	$—
Unamortized debt discount and issuance costs[2]	(8,449)	—
Net carrying amount	$266,551	$—

Fair value, net[3]	$274,342	$—

2024 Notes
Principal	$115,144	$300,000
Unamortized debt issuance costs	(159)	(1,069)
Net carrying amount	$114,985	$298,931

Fair value, net[3]	$117,327	$331,862
______________________________________________________________________
Notes:
1For the three and nine months ended October 28, 2023, the weighted average effective interest rate including amortization of debt discount and issuance costs on the 2028 Notes was 4.5%.
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
Interest expense for the Notes for the three and nine months ended October 28, 2023 and October 29, 2022 consists of the following (in thousands):

	2028 Notes		2024 Notes
	Oct 28, 2023	Oct 29, 2022	Oct 28, 2023	Oct 29, 2022
	Three Months Ended
Coupon interest	$2,578	$—	$325	$1,500
Amortization of debt discount and issuance costs	415	—	50	215
Total	$2,993	$—	$375	$1,715

	Nine Months Ended
Coupon interest	$5,557	$—	$2,247	$4,500
Amortization of debt discount and issuance costs	894	—	334	644
Total	$6,451	$—	$2,581	$5,144

Convertible Bond Hedge and Warrant Transactions
In April 2023, in connection with the offering of the 2028 Notes, the Company entered into convertible note hedge transactions whereby the Company had the option to purchase a total of approximately 11.1 million shares of its common stock at an initial strike price of approximately $24.70 per share. The total cost of the convertible note hedge transactions was $51.8 million. In addition, the Company sold warrants whereby the holders of the warrants had the option to purchase a total of approximately 11.1 million shares of the Company’s common stock at an initial strike price of $41.80 per share. The Company received $20.2 million in cash proceeds from the sale of these warrants. Both the number of shares underlying the convertible note hedges and warrants and the strike price of the instruments are subject to customary adjustments. In accordance with the original terms of the convertible note hedge confirmations and warrant confirmations, the Company has adjusted the strike prices with respect to the convertible note hedges and warrants for quarterly dividends exceeding $0.225 per share (currently approximately $24.53 per share and $41.51 per share, respectively). The purchase of the convertible note hedges is intended to offset dilution from the conversion of the 2028 Notes to the extent the market price per share of the Company’s common stock exceeds the then-applicable strike price of the convertible note hedges. The warrant transaction may have a dilutive effect with respect to the Company’s common stock to the extent the market price per share of the Company’s common stock exceeds the then-applicable strike price of the warrants. The convertible note hedges and warrants are recorded in stockholders’ equity, are not accounted for as derivatives and are not remeasured each reporting period.
Concurrently, in connection with the retirement of $184.9 million in principal amount of the 2024 Notes, the Company entered into Partial Termination Agreements with certain financial institutions to unwind a portion of the convertible note hedge transactions and warrant transactions the Company had entered into in connection with the issuance of the 2024 Notes. The terminated portion is in a notional amount corresponding to the amount of exchanged 2024 Notes. As a result, the Company received $7.2 million, which reduced the number of purchase options to approximately 4.6 million shares of common stock at an adjusted strike price of approximately $24.92 per share. Additionally, the Company paid $1.0 million related to terminated warrants, which reduced the number of shares that may be purchased pursuant to the warrants to 4.6 million shares of common stock at an adjusted strike price of approximately $45.31 per share. This transaction resulted in a $6.2 million net increase in additional paid-in capital in the Company’s consolidated balance sheet as of April 29, 2023. For the remaining portion of the convertible note hedge transactions and warrant transactions entered into in connection with the 2024 Notes, both the number of shares underlying the instruments and the strike price of the instruments are subject to customary adjustments pursuant to their original terms. In accordance with the original terms of the convertible note hedge confirmations and warrant confirmations, respectively, the Company has adjusted the strike prices with respect to the convertible note hedges and warrants for quarterly dividends exceeding $0.1125 per share (currently approximately $24.49 per share and $44.53 per share, respectively). The remaining convertible note hedges and warrant transactions continue to serve to partially offset the potential dilution arising from the conversion of the 2024 Notes that remain outstanding.
(11)Share-Based Compensation
The following summarizes the share-based compensation expense recognized under all of the Company’s stock plans (in thousands):

	Three Months Ended		Nine Months Ended
	Oct 28, 2023	Oct 29, 2022	Oct 28, 2023	Oct 29, 2022
Stock options	$—	$706	$713	$2,018
Stock awards/units	4,840	5,129	14,108	14,353
Employee Stock Purchase Plan	37	33	131	176
Total share-based compensation expense	$4,877	$5,868	$14,952	$16,547
As of October 28, 2023, there was no unrecognized compensation cost related to nonvested stock options and approximately $27.1 million of unrecognized compensation cost related to nonvested stock awards/units. This cost is expected to be recognized over a weighted average period of 1.6 years.

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
The following summarizes the activity for nonvested performance-based units during the nine months ended October 28, 2023:

	Number of Units	Weighted Average Grant Date Fair Value
Nonvested at January 28, 2023	612,627	$20.14
Granted	340,042	18.14
Vested	(278,757)	18.25
Forfeited	(184,365)	20.34
Nonvested at October 28, 2023	489,547	$19.75
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
The following summarizes the activity for nonvested market-based units during the nine months ended October 28, 2023:

	Number of Units	Weighted Average Grant Date Fair Value
Nonvested at January 28, 2023	946,787	$14.75
Granted[1]	281,487	12.06
Vested[1]	(505,494)	6.38
Forfeited	—	—
Nonvested at October 28, 2023	722,780	$19.55
______________________________________________________________________
Notes:
1As a result of the achievement of certain market-based vesting conditions, there were 145,003 shares that vested in addition to the original target number of shares granted in fiscal 2021.
(12)Related Party Transactions
The Company and its subsidiaries periodically enter into transactions with other entities or individuals that are considered related parties, including certain transactions with entities owned by, affiliated with, or for the respective benefit of, Paul Marciano, who is an executive and member of the Board of the Company, and Maurice Marciano, who is the brother of Paul Marciano and was a member of the Board until his retirement in September 2023, and certain of their children (the “Marciano Entities”).

Leases
The Company leases warehouse and administrative facilities, including the Company’s North American corporate headquarters in Los Angeles, California, from partnerships affiliated with the Marciano Entities and certain of their affiliates. There were four of these leases in effect as of October 28, 2023 with expiration or option exercise dates ranging from calendar years 2025 to 2030.
In August 2023, the Company (through a wholly-owned Canadian subsidiary) entered into a three-year lease extension through August 2026 with the related party landlord for the Company’s existing Canadian warehouse and administrative facility in Montreal, Quebec. All other material terms in the previously existing Canada lease (including base rent of approximately CAD$0.6 million (US$0.4 million) per year) remain the same.
Aggregate lease costs recorded under these four related party leases were approximately $6.8 million and $6.7 million for the nine months ended October 28, 2023 and October 29, 2022, respectively. The Company believes that the terms of the related party leases are no less favorable to the Company than would have been available from unaffiliated third parties. Refer to Note 2 for more information on lease commitments.
Aircraft Arrangements
The Company periodically charters aircraft owned by the Marciano Entities through informal arrangements with the Marciano Entities and independent third-party management companies contracted by such Marciano Entities to manage their aircraft. The Company believes that the terms of the charter arrangements are no less favorable to the Company than would have been available from unaffiliated third parties. The total fees paid under these arrangements for the nine months ended October 28, 2023 and October 29, 2022 were approximately $2.6 million and $2.1 million, respectively.
Minority Investment
The Company owns a 30% interest in a privately held men’s footwear company (the “Footwear Company”) in which the Marciano Entities own a 45% interest. In December 2020, the Company provided the Footwear Company with a $2.0 million revolving credit facility at an annual interest rate of 2.75% and a maturity date of November 30, 2023. In October 2023, the Company and the Footwear Company amended the revolving credit facility to extend the term by three years to November 30, 2026 and to adjust the interest rate, effective December 1, 2023, to a floating rate equal to the one month term SOFR plus 1.75% per annum. As of both October 28, 2023 and January 28, 2023, the Company had a note receivable of $0.4 million included in other assets in its condensed consolidated balance sheets related to outstanding borrowings by the Footwear Company under this revolving credit facility.
In May 2022, the Company entered into a Fulfillment Services Agreement with the Footwear Company under which the Company will provide certain fulfillment services for the Footwear Company’s U.S. wholesale and e-commerce businesses from the Company’s U.S distribution center on a cost-plus 5% basis. The Footwear Company also pays rent to the Company for the use of a small office space in the Company’s U.S. headquarters. In June 2022, the Company (through a wholly-owned Swiss subsidiary) entered into a Distributorship Agreement with the Footwear Company under which the Company was designated as the exclusive distributor (excluding e-commerce) for the Footwear Company in the European Union and other specified countries. The Distributorship Agreement provided for (i) the Company to receive a 35% discount from the Footwear Company’s wholesale prices, (ii) no minimum sales requirements or advertising spending requirements for the Company, (iii) an initial 15 month term with annual renewals thereafter and (iv) other standard terms and conditions for similar arrangements. In May 2023, the Distributorship Agreement was amended to (i) reflect a reduction in the amount of sales services to be performed by the Company, (ii) revise the wholesale discount to 22% and (iii) provide an annual 2% advertising commitment by the Company. During the nine months ended October 28, 2023, there were approximately $9,500 in fees received with respect to the U.S. fulfillment services, approximately $13,000 in fees received with respect to office rent and approximately $26,000 in amounts paid related to the distributorship arrangements. During the nine months ended October 29, 2022, there were no fees received with respect to the U.S. fulfillment services, approximately $13,000 in fees received with respect to office rent and less than $5,000 in amounts paid related to the distributorship arrangements.
Vendor Purchases
The Company purchases faux fur products from a privately-held fashion accessories company (the “Fashion Company”). Mr. Maurice Marciano, Mr. Paul Marciano and Mr. Carlos Alberini own on a combined basis 20% of the outstanding common equity interests in the Fashion Company (with the Marcianos jointly owning 16% and Mr. Alberini owning 4%). The total payments made by the Company to the Fashion Company were approximately $3.0 million and $3.4 million for the nine months ended October 28, 2023 and October 29, 2022, respectively. The Company believes that the price paid by the Company for the Fashion Company’s products and the terms of the transactions between the Company and the Fashion Company have not been affected by this passive investment of Messrs. Marciano and Mr. Alberini in the Fashion Company.
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
(13)    Commitments and Contingencies
Investment Commitments
As of October 28, 2023, the Company had an unfunded commitment to invest €7.9 million ($8.3 million) in certain private equity funds. Refer to Note 15 for further information.
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
The Company has received customs tax assessment notices from the Italian Customs Agency (“ICA”) regarding its customs tax audit of one of the Company’s European subsidiaries for the period from July 2010 through December 2012. Such assessments totaled €9.8 million ($10.4 million), including potential penalties and interest through such assessment dates. The Company strongly disagreed with the ICA’s positions and therefore filed appeals with the Milan First Degree Tax Court (“MFDTC”). Those appeals were split into a number of different cases that were then heard by different sections of the MFDTC. The MFDTC ruled in favor of the Company on all of these appeals. The ICA subsequently appealed €9.7 million ($10.2 million) of these favorable MFDTC judgments with the Appeals Court. As of the end of the third quarter of fiscal 2024, €8.5 million ($9.0 million) have been decided in favor of the Company and €1.2 million ($1.3 million) have been decided in favor of the ICA. The Company believes that the unfavorable Appeals Court ruling is incorrect and inconsistent with the prior rulings on similar matters by both the MFDTC and other judges within the Appeals Court, and has appealed the decision to the Supreme Court. The ICA has appealed most of the favorable Appeals Court rulings to the Supreme Court. As of the end of the third quarter of fiscal 2024, of the cases that have been appealed to the Supreme Court, €0.4 million ($0.4 million) have been decided in favor of the Company based on the merits of the case and €1.3 million ($1.4 million) have been remanded back to the lower court for further consideration. There can be no assurances the Company will be successful in the remaining appeals. It also continues to be possible that the Company will receive similar or even larger assessments for periods subsequent to December 2012 or other claims or charges (including additional interest amounts) related to the matter in the future. Although the Company believes that it has a strong position and will continue to vigorously defend this matter, it is unable to predict with certainty whether or not these efforts will ultimately be successful or whether the outcome will have a material impact on the Company’s financial position, results of operations or cash flows.
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
On September 19, 2022, ERSRI filed a stockholder derivative lawsuit styled Employees Retirement System of Rhode Island, derivatively on behalf of Guess?, Inc. v. Paul Marciano, et al., in the Court of Chancery of the State of Delaware against the Company, as the nominal defendant, Mr. Paul Marciano and other members of the Board, alleging breach of fiduciary duties relating to the continued service of Mr. Paul Marciano as a director of the Board and as the Company’s Chief Creative Officer following prior allegations of improper conduct by him relating to the treatment of models and other women. ERSRI did not make a demand on the Board before instituting the lawsuit and alleged such demand would have been futile. On October 28, 2022, ERSRI amended the complaint to include an additional basis for alleging demand futility. ERSRI sought monetary damages and possible injunctive relief.
On September 29, 2023, the Company and all defendants in the ERSRI action entered into a Stipulation and Agreement of Compromise, Settlement, and Release (the “Stipulation”). If approved by the Court of Chancery of the State of Delaware, the Stipulation would resolve all claims asserted against all defendants in the ERSRI action without any admission or finding of wrongdoing attributed to them personally or to the Company. Under the terms of the Stipulation, the Company will implement certain governance and compliance enhancements. These enhancements include the establishment of a Diversity, Equity, and Inclusion Council (the “DEI Council”), which will be comprised of one independent director and two consultants, including one consultant to be selected by ERSRI. The DEI Council will report directly to the Board and be responsible for overseeing the development and implementation of the Company’s policies and procedures related to harassment, discrimination and retaliation, including, in certain circumstances, having the authority to conduct investigations and to recommend disciplinary action, up to and including termination, of senior executives or Board members found to have engaged in misconduct. The DEI Council will also be responsible for overseeing a commitment to be added to the Company’s Governance Guidelines regarding the Company’s measures to prevent and respond to sexual harassment and discrimination. Pursuant to the Stipulation, the Company will appoint two new independent directors to the Board, including one to be selected by ERSRI and mutually agreed to by the Company. The Stipulation also includes certain agreements by Mr. Paul Marciano relating to meetings or activities with current or prospective Company models. In addition to the governance enhancements, pursuant to the Stipulation, (a) the defendants in the ERSRI action will cause the Company to receive (i) a payment of $22 million upon Court approval of the settlement pursuant to the terms of the Stipulation, and (ii) the right to receive an additional payment of $8 million contingent on the recovery from the insurers currently being sought by the Company and the insureds in pending litigation against the insurers, and (b) the Company will be responsible to pay an attorney’s fee award to ERSRI’s counsel in an amount to be determined by the Court, but not to exceed $8 million, as disclosed to stockholders in a notice that was distributed in connection with the settlement approval process. On October 20, 2023, the Court granted a scheduling order agreed upon by the parties for the disposition of the settlement and a settlement hearing is scheduled for January 4, 2024. The $22 million to be received by the Company and the related attorney’s fee award of up to $8 million to be paid by the Company under the terms of the Stipulation will be accounted for by the Company when approved by the Court.
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
Redeemable Noncontrolling Interests
The Company is party to a put arrangement with respect to the common securities that represent the remaining noncontrolling interest for its majority-owned subsidiary, Guess Brasil Comércio e Distribuição S.A. (“Guess Brazil”). The put arrangement for Guess Brazil, representing 40% of the total outstanding equity interest of that subsidiary, may be exercised at the discretion of the noncontrolling interest holder by providing written notice to the Company every third anniversary beginning in March 2019, subject to certain time restrictions. The redemption value of the Guess Brazil put arrangement is based on a multiple of Guess Brazil’s earnings before interest, taxes, depreciation and amortization subject to certain adjustments and is classified as a redeemable noncontrolling interest outside of permanent equity in the Company’s condensed consolidated balance sheet. As of both October 28, 2023 and January 28, 2023, the carrying value of the redeemable noncontrolling interest related to Guess Brazil was $0.5 million.
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
In November 2022, the Minority Holder exercised the Put Option, triggering a contractual obligation for the Company to purchase the Minority Holder’s 30% interest in Guess CIS. Following a comprehensive review of the various economic sanctions imposed by the United States and European governments with respect to Russia, and obtaining guidance from the U.S. Department of the Treasury’s Office of Foreign Assets Control, the Company determined that its acquisition of the Minority Holder’s 30% interest in Guess CIS pursuant to the Company’s pre-sanctions contractual obligation to fulfill the Minority Holder’s exercise of the Put Option was not prohibited by current economic sanctions, including the U.S. ban on new investment in Russia. As such, following the exercise of the Put Option by the Minority Holder, the Company and the Minority Holder entered into an agreement to proceed with the Company’s acquisition of the Minority Holder’s 30% interest in Guess CIS for a purchase price of €8.0 million, subject to the formal approval of the acquisition by the relevant Russian government commission and certain other customary conditions. This formal approval was received, and the purchase was completed in May 2023. As a result of this transaction, there was no redeemable noncontrolling interest related to Guess CIS as of October 28, 2023.
A reconciliation of the total carrying amount of redeemable noncontrolling interests is (in thousands):

	Nine Months Ended
	Oct 28, 2023	Oct 29, 2022
Beginning balance	$9,154	$9,500
Foreign currency translation adjustment	(60)	(1,066)
Purchase of redeemable noncontrolling interest	(8,581)	—
Ending balance	$513	$8,434
(14)Defined Benefit Plans
Supplemental Executive Retirement Plan
The Company’s Supplemental Executive Retirement Plan (“SERP”) provides select employees who satisfy certain eligibility requirements with certain benefits upon retirement, termination of employment, death, disability or a change in control of the Company, in certain prescribed circumstances. As a non-qualified pension plan, no dedicated funding of the SERP is required; however, the Company has made periodic payments into insurance policies held in a rabbi trust to fund the expected obligations arising under the non-qualified SERP. The cash surrender values of the insurance policies were $58.9 million and $64.4 million as of October 28, 2023 and January 28, 2023, respectively, and were included in other assets in the Company’s condensed consolidated balance sheets. As a result of changes in the value of the insurance policy investments, the Company recorded unrealized losses of $4.2 million and $4.1 million in other income (expense) during the three and nine months ended October 28, 2023, respectively, and unrealized losses of $4.8 million and $8.3 million in other income (expense) during the three and nine months ended October 29, 2022, respectively. The projected benefit obligation was $42.3 million and $42.4 million as of October 28, 2023 and January 28, 2023, respectively, and was included in accrued expenses and other current liabilities and other long-term liabilities in the Company’s condensed consolidated balance sheets depending on the expected timing of payments. SERP benefit payments of $0.5 million were made during each of the three months ended October 28, 2023 and October 29, 2022. SERP benefit payments of $1.4 million were made during each of the nine months ended October 28, 2023 and October 29, 2022.
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

As of October 28, 2023 and January 28, 2023, the foreign pension plans had a total projected benefit obligation of $50.9 million and $47.4 million, respectively, and plan assets held in independent investment fiduciaries of $44.4 million and $41.2 million, respectively. The net liability of $6.5 million and $6.2 million was included in other long-term liabilities in the Company’s condensed consolidated balance sheets as of October 28, 2023 and January 28, 2023, respectively.
The components of net periodic defined benefit pension cost related to the Company’s defined benefit plans are (in thousands):

	SERP	Foreign Pension Plans	Total
	Three Months Ended Oct 28, 2023
Service cost	$—	$932	$932
Interest cost	465	228	693
Expected return on plan assets	—	(202)	(202)
Net amortization of unrecognized prior service credit	—	(40)	(40)
Net amortization of actuarial losses	—	64	64
Net periodic defined benefit pension cost	$465	$982	$1,447

	Nine Months Ended Oct 28, 2023
Service cost	$—	$2,780	$2,780
Interest cost	1,396	681	2,077
Expected return on plan assets	—	(603)	(603)
Net amortization of unrecognized prior service credit	—	(119)	(119)
Net amortization of actuarial losses	—	191	191
Net periodic defined benefit pension cost	$1,396	$2,930	$4,326

	Three Months Ended Oct 29, 2022
Service cost	$—	$733	$733
Interest cost	333	53	386
Expected return on plan assets	—	(66)	(66)
Net amortization of unrecognized prior service credit	—	(22)	(22)
Net amortization of actuarial losses	—	13	13
Net periodic defined benefit pension cost	$333	$711	$1,044

	Nine Months Ended Oct 29, 2022
Service cost	$—	$2,249	$2,249
Interest cost	1,000	165	1,165
Expected return on plan assets	—	(203)	(203)
Net amortization of unrecognized prior service credit	—	(67)	(67)
Net amortization of actuarial losses	17	38	55
Net periodic defined benefit pension cost	$1,017	$2,182	$3,199

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
The following presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements				Fair Value Measurements
	at Oct 28, 2023				at Jan 28, 2023
Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Foreign exchange currency contracts	$—	$4,971	$—	$4,971	$—	$2,219	$—	$2,219
Interest rate swap	—	1,128	—	1,128	—	1,034	—	1,034
Total	$—	$6,099	$—	$6,099	$—	$3,253	$—	$3,253
Liabilities:
Foreign exchange currency contracts	$—	$1,628	$—	$1,628	$—	$16,704	$—	$16,704
Interest rate swap	—	—	—	—	—	—	—	—
Deferred compensation obligations	—	14,982	—	14,982	—	15,187	—	15,187
Total	$—	$16,610	$—	$16,610	$—	$31,891	$—	$31,891
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
The Company included €6.2 million ($6.5 million) and €3.7 million ($4.0 million) in other assets in the Company’s condensed consolidated balance sheets related to its investment in certain private equity funds as of October 28, 2023 and January 28, 2023, respectively. The Company uses net asset value per share as a practical expedient to measure the fair value of this investment and has not included this investment in the fair value hierarchy as disclosed above. As of October 28, 2023, the Company had an unfunded commitment to invest an additional €7.9 million ($8.3 million) in the private equity funds.
The fair values of the Company’s debt instruments (see Note 9) are based on the amount of future cash flows associated with each instrument discounted using the Company’s incremental borrowing rate. As of October 28, 2023 and January 28, 2023, the carrying value was not materially different from fair value, as the interest rates on the Company’s debt approximated rates currently available to the Company. The fair value of the Company’s Notes (see Note 10) is determined based on inputs that are observable in the market and have been classified as Level 2 in the fair value hierarchy.
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
As discussed further in Note 1, macroeconomic conditions, including inflation, higher interest rates, foreign exchange rate fluctuations, declines in consumer spending, the impact of the war in Ukraine and the lingering effects of public health crises continued to negatively impact the Company’s financial results during the three and nine months ended October 28, 2023 and October 29, 2022, and could continue to impact the Company’s operations in ways the Company is not able to predict today. The Company has made reasonable assumptions and judgments to determine the fair value of the assets tested based on the facts and circumstances that were available as of the reporting date. If actual results are not consistent with the assumptions and judgments used in estimating future cash flows and asset fair values, there may be additional exposure to future impairment losses that could be material to the Company’s results of operations.
The Company recorded asset impairment charges of $1.7 million and $6.3 million during the three and nine months ended October 28, 2023, respectively. The Company recorded asset impairment charges of $1.8 million and $5.3 million during the three and nine months ended October 29, 2022, respectively. The Company recognized $1.6 million and $6.0 million in impairment of property and equipment related to certain retail locations primarily in the Americas and Europe driven by under-performance and expected store closures during the three and nine months ended October 28, 2023, respectively. The Company recognized $1.8 million and $5.2 million in impairment of property and equipment related to certain retail locations primarily in Europe and Asia during the three and nine months ended October 29, 2022, respectively. The Company recognized immaterial impairment charges on ROU assets during the three and nine months ended October 28, 2023 and October 29, 2022.
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
During the three months ended October 28, 2023, the Company assessed qualitative factors and determined that it is not more likely than not that the fair values of its reporting units are less than their carrying amounts.
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

Summary of Derivative Instruments
The fair value of derivative instruments in the condensed consolidated balance sheets is (in thousands):

	Fair Value at Oct 28, 2023	Fair Value at Jan 28, 2023	Derivative Balance Sheet Location
ASSETS:
Derivatives designated as hedging instruments:
Cash flow hedges:
Foreign exchange currency contracts	$3,358	$1,073	Other current assets/Other assets
Interest rate swap	1,128	1,034	Other assets
Total derivatives designated as hedging instruments	4,486	2,107
Derivatives not designated as hedging instruments:
Foreign exchange currency contracts	1,613	1,146	Other current assets
Total	$6,099	$3,253
LIABILITIES:
Derivatives designated as hedging instruments:
Cash flow hedges:
Foreign exchange currency contracts	$1,204	$12,930	Accrued expenses/ Other long-term liabilities
Total derivatives designated as hedging instruments	1,204	12,930
Derivatives not designated as hedging instruments:
Foreign exchange currency contracts	424	3,774	Accrued expenses
Total	$1,628	$16,704
Derivatives Designated as Hedging Instruments
Foreign Exchange Currency Contracts Designated as Cash Flow Hedges
During the nine months ended October 28, 2023, the Company purchased U.S. dollar forward contracts in Europe totaling US$89.0 million that were designated as cash flow hedges. As of October 28, 2023, the Company had forward contracts outstanding for its European operations of US$135.0 million to hedge forecasted merchandise purchases, which are expected to mature over the next 12 months.
As of October 28, 2023, accumulated other comprehensive income (loss) related to foreign exchange currency contracts included a $0.8 million net unrealized loss, net of tax, of which $1.1 million will be recognized in cost of product sales over the following 12 months, at the then current values on a pre-tax basis, which can be different than the current quarter-end values.
At January 28, 2023, the Company had forward contracts outstanding for its European operations of US$253.0 million that were designated as cash flow hedges.
Interest Rate Swap Agreement Designated as Cash Flow Hedge
As of October 28, 2023, accumulated other comprehensive income (loss) related to the interest rate swap agreement included a net unrealized gain of $0.9 million, net of tax, which will be recognized in interest expense over the following 12 months, at the then current values on a pre-tax basis, which can be different than the current quarter-end values.

The following summarizes the gains (losses) before income taxes recognized on derivative instruments designated as cash flow hedges in OCI and net earnings (in thousands):

	Gains Recognized in OCI		Location of Gain (Loss) Reclassified from Accumulated OCI into Earnings	Gains (Losses) Reclassified from Accumulated OCI into Earnings
	Oct 28, 2023	Oct 29, 2022		Oct 28, 2023	Oct 29, 2022
	Three Months Ended
Derivatives designated as cash flow hedges:
Foreign exchange currency contracts	$6,443	$6,234	Cost of product sales	$(130)	$4,141
Interest rate swap	176	764	Interest expense	158	30

	Nine Months Ended
Derivatives designated as cash flow hedges:
Foreign exchange currency contracts	$7,838	$16,358	Cost of product sales	$6,074	$7,013
Interest rate swap	529	1,325	Interest expense	434	(66)
The following summarizes net after income tax derivative activity recorded in accumulated other comprehensive income (loss) (in thousands):

	Three Months Ended		Nine Months Ended
	Oct 28, 2023	Oct 29, 2022	Oct 28, 2023	Oct 29, 2022
Beginning balance (loss) gain	$(5,805)	$14,240	$(1,584)	$7,280
Net gains from changes in cash flow hedges	5,870	6,136	7,383	15,578
Net gains reclassified into earnings	(6)	(3,709)	(5,740)	(6,191)
Ending balance gain	$59	$16,667	$59	$16,667
Foreign Exchange Currency Contracts Not Designated as Hedging Instruments
As of October 28, 2023, the Company had euro foreign exchange currency contracts to purchase US$65.0 million expected to mature over the next 5 months. As of January 28, 2023, the Company had euro foreign exchange currency contracts to purchase US$83.5 million.
The following summarizes the gains before income taxes recognized on derivative instruments not designated as hedging instruments in other income (expense) (in thousands):

	Location of Gains Recognized in Earnings	Gains Recognized in Earnings
		Three Months Ended		Nine Months Ended
		Oct 28, 2023	Oct 29, 2022	Oct 28, 2023	Oct 29, 2022
Foreign exchange currency contracts	Other expense	$3,870	$1,153	$3,410	$4,294
(17)Subsequent Events
Dividends
On November 21, 2023, the Company announced a regular quarterly cash dividend of $0.30 per share on the Company’s common stock. The cash dividend will be paid on December 22, 2023 to shareholders of record as of the close of business on December 6, 2023. As a result of this dividend declaration, the Company will adjust the conversion rate (which is expected to increase) and the conversion price (which is expected to decrease) of the Notes in accordance with the terms of the 2024 Indenture and the 2028 Indenture, effective as of December 5, 2023. A corresponding adjustment is expected to be made to the strike prices with respect to the convertible note hedges and the warrants entered into by the Company in connection with the offering of the corresponding Notes, each of which will be decreased in accordance with the terms of the applicable convertible note hedge confirmations and warrant confirmations.

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
All statements other than statements of historical or current fact are forward-looking statements. These statements include those relating to expectations, analyses and other information based on current plans, forecasts of future results and estimates of amounts not yet determinable. These statements also relate to our goals, future prospects, potential actions, and the ongoing conflicts in Ukraine and Gaza and other events impacting the markets in which we operate; statements concerning our future outlook, including with respect to the fourth quarter and full year of fiscal 2024; statements concerning our expectations, goals, future prospects, and current business strategies and strategic initiatives; and statements expressing optimism or pessimism about future operating results and growth opportunities. These forward-looking statements are frequently indicated by terms such as “expect,” “could,” “will,” “should,” “goal,” “strategy,” “believe,” “estimate,” “continue,” “outlook,” “plan,” “create,” “see,” and similar terms, are only expectations, and involve known and unknown risks and uncertainties, which may cause actual results in future periods to differ materially from what is currently anticipated. Factors which may cause actual results in future periods to differ materially from current expectations include, among others: our ability to maintain our brand image and reputation; domestic and international economic or political conditions, including economic and other events that could negatively impact consumer confidence and discretionary consumer spending; sanctions and export controls targeting Russia and other impacts related to the war in Ukraine; impacts related to the Israel-Hamas war; impacts related to the COVID-19 pandemic or other public health crises; risks relating to our indebtedness; changes to estimates related to impairments, inventory and other reserves; changes in the competitive marketplace and in our commercial relationships; our ability to anticipate and adapt to changing consumer preferences and trends; our ability to manage our inventory commensurate with customer demand; the high concentration of our Americas Wholesale business; risks related to the costs and timely delivery of merchandise to our distribution facilities, stores and wholesale customers; unexpected or unseasonable weather conditions; our ability to effectively operate our various retail concepts, including securing, renewing, modifying or terminating leases for store locations; our ability to successfully and/or timely implement our growth strategies and other strategic initiatives; our ability to successfully enhance our global omni-channel capabilities; our ability to expand internationally and operate in regions where we have less experience, including through joint ventures; risks relating to our convertible senior notes, including our ability to settle the liabilities in cash; disruptions at our distribution facilities; our ability to attract and retain management and other key personnel; obligations or changes in estimates arising from new or existing litigation, income tax and other regulatory proceedings; risks related to the income tax treatment of our third quarter fiscal 2022 intra-entity transfer of intellectual property rights from certain U.S. entities to a wholly-owned Swiss subsidiary; catastrophic events or natural disasters; changes in U.S. or foreign income tax or tariff policy, including changes to tariffs on imports into the U.S.; accounting adjustments to our unaudited financial statements identified during the completion of our annual independent audit of financial statements and financial controls or from subsequent events arising after issuance of this Quarterly Report; risk of future non-cash asset impairments, including goodwill, right-of-use lease assets and/or other store asset impairments; violations of, or changes to, domestic or international laws and regulations; risks associated with the acts or omissions of our licensees and third party vendors, including a failure to comply with our vendor code of conduct or other policies; risks associated with cyber security incidents and other cyber security risks; risks associated with our ability to properly collect, use, manage and secure consumer and employee data; risks associated with our vendors’ ability to maintain the strength and security of information technology systems; changes in economic, political, social and other conditions affecting our foreign operations and sourcing, including the impact of currency fluctuations, global income tax rates and economic and market conditions in the various countries in which we operate; impacts of inflation and further inflationary pressures; fluctuations in quarterly performance; slowing in-person customer traffic; increases in labor costs; increases in wages; risks relating to activist investor activity; and the significant voting power of our family founders. In addition to these factors, the economic, technological, managerial, and other risks identified in “Part I, Item 1A. Risk Factors” of our most recent Annual Report on Form 10-K, “Part II, Item 1A. Risk Factors” herein and other filings with the Securities and Exchange Commission, including but not limited to the risk factors discussed therein, could cause actual results to differ materially from current expectations. The current global economic climate, the ongoing conflicts in Ukraine and Gaza, possible instability in the banking system, the possibility of a government shutdown in the U.S., and uncertainty surrounding potential changes in U.S. policies and regulations may amplify many of these risks. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
Business Update, Market Trends and Uncertainties
Macroeconomic conditions, including inflation, higher interest rates, foreign exchange rate fluctuations, declines in consumer spending, the impact of the war in Ukraine and the lingering effects of public health crises continue to negatively impact our business. These conditions have also negatively impacted global supply chains, contributing to industry-wide increases to product and freight costs relative to pre-pandemic levels. We have been working actively to mitigate these headwinds to the extent possible through a number of global supply chain initiatives.
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
Products
We derive our net revenue from the sale of GUESS?, G by GUESS (GbG), GUESS Kids and MARCIANO apparel and certain accessories and our licensees’ products through our worldwide network of directly-operated and licensed retail stores, wholesale customers and distributors, as well as our online sites. We also derive royalty revenue from worldwide licensing activities.
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
During the first nine months of fiscal 2024, the average U.S. dollar rate was stronger against the Turkish lira, Canadian dollar, Russian rouble, Japanese yen, Korean won and Chinese yuan and weaker against the euro, British pound, Polish zloty and Mexican peso compared to the average rate in the same prior-year period. Overall this had a minimal favorable impact on the translation of our international revenues and an unfavorable impact on earnings from operations for the nine months ended October 28, 2023 compared to the same prior-year period.
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
Russia-Ukraine Conflict
We are currently operating in Russia through our wholesale and retail channels and we have immaterial wholesale operations through local wholesale partners in Belarus and Ukraine. Our operations in Russia are operated primarily through Guess? CIS, LLC (“Guess CIS”), a wholly-owned Russian subsidiary. As more fully described below, we held a 70% interest in Guess CIS until May 2023, at which time we acquired the remaining 30% interest in Guess CIS from the noncontrolling interest holder. Guess CIS currently operates 45 retail stores in Russia and acts as a distributor for our wholesale partners in Russia. We also operate in Russia through other local wholesale partners and by selling directly to retail customers through our European online store. Prior to February 2022, we also sold directly to retail customers in Ukraine and Belarus through our European online store.
Our operations in Russia, Belarus and Ukraine represented slightly more than 3% of our total revenue for the year ended January 28, 2023 and slightly more than 4% for the nine months ended October 28, 2023, with our operations in Russia comprising over 90% of this total revenue. As of October 28, 2023, our total assets in Russia, all of which are held by Guess CIS, represented less than 2% of our total assets, consisting primarily of leasehold right of use assets, store inventory, furnishings and fixtures, and receivables. We only maintain inventory in Russia in an amount sufficient for operating our Russian retail stores. We do not maintain inventory or hold any other significant assets in Belarus or Ukraine. We do not rely, directly or indirectly, on goods sourced in Russia, Belarus or Ukraine. Other than such labor and services necessary to conduct our direct operations in Russia in the ordinary course of business, we do not rely, directly or indirectly, on services sourced in Russia, Belarus or Ukraine.
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
In November 2022, the Minority Holder exercised the Put Option, triggering a contractual obligation for us to purchase the Minority Holder’s 30% interest in Guess CIS. Following a comprehensive review of the various economic sanctions imposed by the United States and European governments with respect to Russia and obtaining guidance from the U.S. Department of the Treasury’s Office of Foreign Assets Control, we determined that our acquisition of the Minority Holder’s 30% interest in Guess CIS pursuant to our pre-sanctions contractual obligation to fulfill the Minority Holder’s exercise of the Put Option was not prohibited by current economic sanctions, including the U.S. ban on new investment in Russia. As such, following the exercise of the Put Option by the Minority Holder, we entered into an agreement with the Minority Holder to proceed with our acquisition of the Minority Holder’s 30% interest in Guess CIS for a purchase price of €8.0 million, subject to the formal approval of the acquisition by the relevant Russian government commission and certain other customary conditions. This formal approval was received, and the purchase was completed, in May 2023. As a result of this transaction, there was no redeemable noncontrolling interest related to Guess CIS as of October 28, 2023.
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
As of October 28, 2023, we had $115.1 million remaining aggregate principal amount of the 2024 Notes, which have a scheduled maturity in April 2024. We anticipate having sufficient cash, cash equivalents and available borrowing capacity to repay the principal amount of the 2024 Notes in cash and any excess in shares, with respect to any convertible notes for which the holders of the 2024 Notes elect early conversion, or upon maturity of the 2024 Notes in April 2024.
Retail Comparable Sales
We report National Retail Federation calendar retail comparable sales on a quarterly basis for our retail businesses which include the combined results from our brick-and-mortar retail stores and our e-commerce sites. We also separately report the impact of e-commerce sales on our retail comparable sales metric. As a result of our omni-channel strategy, our e-commerce business has become strongly intertwined with our brick-and-mortar retail store business. Therefore, we believe that the inclusion of e-commerce sales in our retail comparable sales metric provides a more meaningful representation of our retail results.
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
Store sales are considered comparable after the store has been open for 13 full fiscal months. If a store remodel results in a square footage change of more than 15%, or involves a relocation or a change in store concept, the store sales are removed from the comparable store base until the store has been opened at its new size, in its new location or under its new concept for 13 full fiscal months. Stores that are permanently closed or temporarily closed (including as a result of pandemic-related closures) for more than seven days in any fiscal month are excluded from the calculation in the fiscal month that they are closed. E-commerce sales are considered comparable after the online site has been operational in a country for 13 full fiscal months and exclude any related revenue from shipping fees. These criteria are consistent with the metric used by management for internal reporting and analysis to measure performance of the store or online sites. Definitions and calculations of retail comparable sales used by us may differ from similarly titled measures reported by other companies.
Other
We operate on a 52/53-week fiscal year calendar which ends on the Saturday nearest to January 31 of each year. The nine months ended October 28, 2023 had the same number of days as the nine months ended October 29, 2022. All references herein to “fiscal 2024” represent the 53-week fiscal year ending February 3, 2024, with the extra week occurring in the fourth quarter of the year. All references herein to “fiscal 2023” and “fiscal 2022” represent the results of the 52-week fiscal years ended January 28, 2023 and January 29, 2022, respectively.
Executive Summary
Overview
Net earnings attributable to Guess?, Inc. increased 155.1% to $55.7 million, or diluted net earnings per share (“EPS”) of $0.82 per common share, for the quarter ended October 28, 2023, compared to $21.8 million, or diluted EPS of $0.34 per common share, for the quarter ended October 29, 2022.
During the quarter ended October 28, 2023, we recognized $1.7 million in asset impairment charges; $0.5 million in net losses on lease modifications; $0.8 million for certain professional service and legal fees and related (credits) costs; $0.2 million of amortization of debt discount related to our Notes; and $31.2 million for certain discrete income tax adjustments (or a combined $28.7 million, or $0.33 per share, positive impact after considering the related income tax benefit of $0.8 million). Excluding the impact of these items, adjusted net earnings attributable to Guess?, Inc. was $27.0 million and adjusted diluted EPS was $0.49 per common share for the quarter ended October 28, 2023.
During the quarter ended October 29, 2022, we recognized $1.8 million in asset impairment charges; $0.1 million in net gains on lease modifications; $1.5 million for certain professional services and legal fees and related (credits) costs; and $0.2 million for certain discrete income tax adjustments (or a combined $2.9 million negative impact after considering the related income tax benefit of $0.4 million); and we excluded the dilutive share impact of the Notes in our adjusted EPS (or a combined $0.10 negative per share impact). Excluding the impact of these items, adjusted net earnings attributable to Guess?, Inc. was $24.7 million and adjusted diluted EPS was $0.44 per common share for the quarter ended October 29, 2022. References to financial results excluding the impact of these items are non-GAAP measures and are addressed below under “Non-GAAP Measures.”
Highlights of our performance for the quarter ended October 28, 2023 compared to the same prior-year quarter are presented below, followed by a more comprehensive discussion under “Results of Operations”: (References to constant currency results are non-GAAP measures and are addressed under “Non-GAAP Measures.”)
Operations
•Total net revenue increased 2.8% to $651.2 million for the quarter ended October 28, 2023, compared to $633.4 million in the same prior-year quarter. In constant currency, net revenue increased by 1.2%.
•Gross margin (gross profit as a percentage of total net revenue) increased 220 basis points to 44.7% for the quarter ended October 28, 2023, compared to 42.5% in the same prior-year quarter.
•Selling, general and administrative (“SG&A”) expenses as a percentage of total net revenue (“SG&A rate”) increased 240 basis points to 36.0% for the quarter ended October 28, 2023, compared to 33.6% in the same prior-year quarter. SG&A expenses increased 10.0% to $234.1 million for the quarter ended October 28, 2023, compared to $212.9 million in the same prior-year quarter.
•During the quarter ended October 28, 2023, we recognized $1.7 million of asset impairment charges, compared to $1.8 million in the same prior-year quarter.

•During the quarter ended October 28, 2023, we recorded $0.5 million net losses on lease modifications, compared to gains of $0.1 million in the same prior-year quarter.
•Operating margin decreased 20 basis points to 8.4% for the quarter ended October 28, 2023, compared to 8.6% in the same prior-year quarter. The decrease in operating margin was driven primarily by higher expenses, including higher performance-based compensation, the unfavorable impact of currency, partially offset by higher initial markups and the favorable impact of business mix. Earnings from operations remained flat at $54.8 million for the quarter ended October 28, 2023, compared to $54.8 million in the same prior-year quarter.
•Other expense, net, totaled $11.0 million for the quarter ended October 28, 2023, compared to $15.2 million in the same prior-year quarter.
•The effective income tax rate decreased by 76.1% to a benefit of 44.5% for the quarter ended October 28, 2023, compared to an expense of 31.6% in the same prior-year quarter. The change in the effective income tax rate was primarily due to a discrete income tax benefit recognized during the third quarter of fiscal 2024 as a result of the consolidation of certain business functions into Switzerland and, to a lesser extent, the lower losses incurred in certain tax jurisdictions during the quarter ended October 28, 2023 compared to the same prior-year quarter.
Key Balance Sheet Accounts
•We had $244.1 million in cash and cash equivalents as of October 28, 2023 compared to $174.1 million at October 29, 2022.
◦As of October 28, 2023, we had $13.9 million in outstanding borrowings under our term loans and $121.8 million in outstanding borrowings under our credit facilities compared to $29.0 million in outstanding borrowings under our term loans and $123.2 million in outstanding borrowings under our credit facilities as of October 29, 2022.
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
◦During the nine months ended October 28, 2023, in connection with the exchange and subscription offering related to the 2024 Notes and the 2028 Notes in April 2023, we repurchased 2.2 million shares of our common stock for $42.8 million, including excise tax, through broker-assisted market transactions.
•Inventory decreased by $12.2 million, or 2.1%, to $562.4 million as of October 28, 2023, from $574.6 million at October 29, 2022. On a constant currency basis, inventory decreased by $21.1 million, or 3.7%, when compared to October 29, 2022. The decrease was mainly driven by the residual effect of last year’s initiative to mitigate supply chain disruptions by ordering products earlier.
•Accounts receivable consists of trade receivables relating primarily to our wholesale business in Europe and, to a lesser extent, to our wholesale businesses in the Americas and Asia, royalty receivables relating to our licensing operations, credit card and retail concession receivables related to our retail businesses and certain other receivables. Accounts receivable increased by $21.4 million, or 6.7%, to $340.8 million as of October 28, 2023 compared to $319.3 million at October 29, 2022. On a constant currency basis, accounts receivable increased by $11.2 million, or 3.5%, when compared to October 29, 2022.

Global Store Count
During the quarter ended October 28, 2023, together with our partners, we opened 20 new stores worldwide, consisting of seven stores in Europe and the Middle East, seven stores in Asia and the Pacific and six stores in the Americas. Together with our partners, we closed 30 stores worldwide, consisting of nine stores in Europe and the Middle East, 12 stores in Asia and the Pacific and nine stores in the Americas.
As of October 28, 2023, we had stores and concessions worldwide comprised as follows:

	Stores			Concessions
Region	Total	Directly-Operated	Partner Operated	Total	Directly-Operated	Partner Operated
United States	234	234	—	—	—	—
Canada	57	57	—	—	—	—
Central and South America	104	73	31	29	29	—
Total Americas	395	364	31	29	29	—
Europe and the Middle East	767	545	222	58	58	—
Asia and the Pacific	397	106	291	241	133	108
Total	1,559	1,015	544	328	220	108
Of the total stores, 1,291 were GUESS? stores, 178 were GUESS? Accessories stores, 60 were G by GUESS (GbG) stores and 30 were MARCIANO stores.

Results of Operations
Three Months Ended October 28, 2023 and October 29, 2022
Consolidated Results
The following presents our condensed consolidated statements of income (in thousands, except per share data):

	Three Months Ended
	Oct 28, 2023		Oct 29, 2022		$ change	% change
Net revenue	$651,170	100.0%	$633,403	100.0%	$17,767	2.8%
Cost of product sales	360,000	55.3%	364,032	57.5%	(4,032)	(1.1%)
Gross profit	291,170	44.7%	269,371	42.5%	21,799	8.1%

Selling, general and administrative expenses	234,123	36.0%	212,927	33.6%	21,196	10.0%
Asset impairment charges	1,737	0.3%	1,789	0.3%	(52)	(2.9%)
Net (gains) losses on lease modifications	537	0.0%	(146)	(0.0%)	683	(467.8%)
Earnings from operations	54,773	8.4%	54,801	8.6%	(28)	(0.1%)
Interest expense, net	(2,742)	(0.4%)	(2,817)	(0.4%)	75	(2.7%)
Other expense, net	(11,004)	(1.7%)	(15,211)	(2.4%)	4,207	(27.7%)
Earnings before income tax expense (benefit)	41,027	6.3%	36,773	5.8%	4,254	11.6%
Income tax expense (benefit)	(18,277)	(2.8%)	11,616	1.8%	(29,893)	(257.3%)
Net earnings	59,304	9.1%	25,157	4.0%	34,147	135.7%
Net earnings attributable to noncontrolling interests	3,603	0.5%	3,322	0.6%	281	8.5%
Net earnings attributable to Guess?, Inc.	$55,701	8.6%	$21,835	3.4%	33,866	155.1%

Net earnings per common share attributable to common stockholders:
Basic	$1.04		$0.40		$0.64
Diluted	$0.82		$0.34		$0.48

Effective income tax rate	(44.5%)		31.6%
Net Revenue. Net revenue increased by $18 million, or 3%, for the quarter ended October 28, 2023 compared to the same prior-year quarter. Currency translation fluctuations relating to our non-U.S. operations favorably impacted net revenue by $10 million compared to the same prior-year quarter. In constant currency, net revenue increased by 1%. The increase in constant currency was mainly driven by growth in our licensing segment.
Gross Margin. Gross margin increased by 2.2% for the quarter ended October 28, 2023 compared to the same prior-year quarter, driven by 210 basis points from higher initial markups and 110 basis points due to favorable revenue mix, partially offset by 70 basis points from unfavorable currency impact and 50 basis points due to higher expenses.
Gross Profit. Gross profit increased $22 million for the quarter ended October 28, 2023 compared to the same prior-year quarter. The increase in gross profit was driven by $13 million of higher initial markups and $11 million due to favorable business mix, partially offset by $3 million of higher expenses. Currency translation fluctuations relating to our foreign operations favorably impacted gross profit by $5 million, which was offset by an unfavorable currency transactional impact of $5 million.
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
SG&A Rate. Our SG&A rate increased 2.4% for the quarter ended October 28, 2023 from the same prior-year quarter. The unfavorable change in SG&A rate was mainly driven by 140 basis points of higher performance-based compensation, 90 basis points of higher expenses and 50 basis points of unfavorable currency impact, partially offset by 20 basis points of favorable revenue mix.
SG&A Expenses. SG&A expenses increased $21 million for the quarter ended October 28, 2023 from the same prior-year quarter. The increase in SG&A expenses was mainly driven by $9 million of higher performance-based compensation, $7 million of unfavorable currency impact and $6 million of higher expenses primarily from store labor costs, investment in infrastructure and inflationary pressures.
Asset Impairment Charges. During the quarters ended October 28, 2023 and October 29, 2022, we recognized $1.7 million and $1.8 million, respectively, of property and equipment and operating lease ROU asset impairment charges related to certain retail locations resulting from under-performance and expected store closures.
Net (Gains) Losses on Lease Modifications. During the quarters ended October 28, 2023 and October 29, 2022, we recorded net losses of $0.5 million and net gains of $0.1 million on lease modifications, respectively, related primarily to the early termination of certain lease agreements.
Operating Margin. Operating margin decreased 0.2% for the quarter ended October 28, 2023 compared to the same prior-year quarter. The decrease in operating margin was driven primarily by 140 basis points due to higher expenses, 120 basis points due to higher performance-based compensation and 120 basis points from the unfavorable impact of currency, partially offset by 210 basis points from higher initial markups and 140 basis points from the favorable impact of business mix. Excluding the impact of asset impairment charges, certain professional service and legal fees and related (credits) costs and net (gains) losses on lease modifications, our operating margin would have decreased 0.2% compared to the same prior-year quarter.
Earnings from Operations.   As a result of the foregoing, earnings from operations remained flat for the quarter ended October 28, 2023 compared to the same prior-year quarter. Currency fluctuations relating to our foreign operations unfavorably impacted earnings from operations by $7 million, including $1 million of unfavorable translational impact.
Other Expense, Net. Other expense, net for the quarter ended October 28, 2023 was $11 million compared to $15 million in the same prior-year quarter. The change was primarily due to lower net realized and unrealized losses from foreign currency exposures, as well as higher net unrealized and realized gains from foreign exchange currency contracts, compared to the same prior-year quarter.
Income Tax Expense (Benefit).  Income tax benefit for the quarter ended October 28, 2023 was $18 million, or a negative 44.5% effective income tax rate, compared to an expense of $12 million, or a 31.6% effective income tax rate in the same prior-year quarter. Income tax expense (benefit) for the interim periods is computed using the income tax rate estimated to be applicable for the full fiscal year, adjusted for discrete items, which is subject to ongoing review and evaluation by management. The change in the effective income tax rate was primarily due to a discrete income tax benefit recognized during the third quarter of fiscal 2024 as a result of the consolidation of certain business functions into Switzerland and, to a lesser extent, the lower losses incurred in certain tax jurisdictions during the quarter ended October 28, 2023 compared to the same prior-year quarter.
The Organization for Economic Co-operation and Development (“OECD”) Pillar 2 guidelines address the increasing digitalization of the global economy, re-allocating taxing rights among countries. The European

Union, many other member states and various other governments have adopted, or are in the process of adopting, Pillar 2, which calls for a global minimum tax of 15% to be effective for tax years beginning in 2024. The OECD guidelines published to date include transition and safe harbor rules around the implementation of the Pillar 2 global minimum tax. We are monitoring developments and evaluating the impacts these new rules will have on our tax rate, including eligibility to qualify for these safe harbor rules.
Net Earnings Attributable to Guess?, Inc. Net earnings attributable to Guess?, Inc. increased $34 million for the quarter ended October 28, 2023, compared to the same prior-year quarter. The results for the third quarter of fiscal 2024 included a net positive impact of $31.2 million from discrete tax adjustments related primarily to the consolidation of certain business functions into Switzerland. Diluted EPS increased $0.48 for the quarter ended October 28, 2023 compared to the same prior-year quarter. We estimate a positive impact from share buybacks of $0.02 and a negative impact from currency of $0.03 on diluted EPS in the quarter ended October 28, 2023 when compared to the same prior-year quarter.
Refer to “Non-GAAP Measures” for an overview of our non-GAAP, or adjusted, financial results for the quarters ended October 28, 2023 and October 29, 2022. Excluding the impact of these non-GAAP items, adjusted net earnings attributable to Guess?, Inc. increased $2 million and adjusted diluted EPS increased $0.05 for the quarter ended October 28, 2023, compared to the same prior-year quarter. We estimate a positive impact from our share buybacks of $0.02 and a negative impact from currency of $0.02 on adjusted diluted EPS in the quarter ended October 28, 2023 when compared to the same prior-year quarter.

Information by Business Segment
The following presents our net revenue and earnings (loss) from operations by segment (in thousands):

	Three Months Ended
	Oct 28, 2023	Oct 29, 2022	$ change	% change
Net revenue:
Europe	$344,472	$323,754	$20,718	6.4%
Americas Retail	153,872	165,603	(11,731)	(7.1%)
Americas Wholesale	55,288	53,181	2,107	4.0%
Asia	64,498	63,118	1,380	2.2%
Licensing	33,040	27,747	5,293	19.1%
Total net revenue	$651,170	$633,403	17,767	2.8%
Earnings (loss) from operations:
Europe	$35,555	$36,222	$(667)	(1.8%)
Americas Retail	8,086	11,365	(3,279)	(28.9%)
Americas Wholesale	16,106	10,229	5,877	57.5%
Asia	636	(5)	641	(12,820.0%)
Licensing	30,770	24,849	5,921	23.8%
Total segment earnings from operations	91,153	82,660	8,493	10.3%
Corporate overhead	(34,106)	(26,216)	(7,890)	30.1%
Asset impairment charges	(1,737)	(1,789)	52	(2.9%)
Net gains (losses) on lease modifications	(537)	146	(683)	(467.8%)
Total earnings from operations	$54,773	$54,801	(28)	(0.1%)

Operating margins:
Europe	10.3%	11.2%
Americas Retail	5.3%	6.9%
Americas Wholesale	29.1%	19.2%
Asia	1.0%	(0.0%)
Licensing	93.1%	89.6%
Total Company	8.4%	8.6%
Europe
Net revenue from our Europe segment increased by $21 million, or 6%, for the quarter ended October 28, 2023 from the same prior-year quarter. Currency translation fluctuations had a favorable impact on net revenue of $5 million. In constant currency, net revenue increased by 5%. The increase in net revenue in constant currency was mainly driven by $10 million due to positive retail comparable sales, $2 million due to higher wholesale revenue and $2 million due to higher productivity levels from newly net opened and remodeled stores. Retail comparable sales (including e-commerce) increased 8% in U.S. dollars and 7% in constant currency compared to the same prior-year quarter. The inclusion of our e-commerce sales had a minimal impact on the retail comparable sales percentage in U.S. dollars and a negative impact of 1% in constant currency. Our retail sales in Turkey, a relatively small market, had an outsized impact on our retail comparable sales (including e-commerce) for the quarter ended October 28, 2023, contributing a minimal impact in U.S. dollars and a positive impact of 2% in constant currency, largely due to the current hyper-inflationary environment in Turkey. As of October 28, 2023, we directly operated 545 stores in Europe compared to 561 stores at October 29, 2022, excluding concessions, which represents a 3% decrease from the same prior-year quarter.
Operating margin decreased 0.9% for the quarter ended October 28, 2023 compared to the same prior-year quarter. The decrease in operating margin was driven primarily by 240 basis points of both higher expenses and unfavorable currency impacts, as well as 20 basis points of higher markdowns, partially offset by 350 basis points of higher initial markups and a 130 basis point impact of higher revenues.
Earnings from operations from our Europe segment decreased by $1 million, or 2%, for the quarter ended October 28, 2023 compared to the same prior-year quarter. The decrease in operating profit was mainly driven by $8 million of unfavorable currency impacts, including $3 million of unfavorable translation impact, $8 million from higher expenses and $1 million from lower markdowns, partially offset by $12 million of higher initial markups and $6 million from higher revenues.
Americas Retail
Net revenue from our Americas Retail segment decreased by $12 million, or 7%, for the quarter ended October 28, 2023 from the same prior-year quarter. Currency translation fluctuations relating to our non-U.S. retail stores and e-commerce sites had a favorable impact on net revenue of $1 million. In constant currency, net revenue decreased by 8% compared to the same prior-year quarter. The decrease in net revenue in constant currency was primarily driven by $8 million due to negative retail comparable sales and $4 million due to the impact of net store closures. Retail comparable sales (including e-commerce) decreased 5% in both U.S. dollars and constant currency compared to the same prior-year quarter. The inclusion of our e-commerce sales had a minimal impact on the retail comparable sales percentage in U.S. dollars and a positive impact of 1% in constant currency. As of October 28, 2023, we directly operated 364 stores in the Americas compared to 383 stores at October 29, 2022, excluding concessions, which represents a 5% decrease from the same prior-year quarter.
Operating margin decreased 1.6% for the quarter ended October 28, 2023 from the same prior-year quarter. Approximately 160 basis points of the decrease was driven by the unfavorable impact of lower revenues, 60 basis points from higher expenses and 30 basis points from higher markdowns, partially offset by 110 basis points from higher initial markups.
Earnings from operations from our Americas Retail segment decreased by $3 million, or 29%, for the quarter ended October 28, 2023 from the same prior-year quarter. The decrease was primarily driven by $3 million due to lower revenues, $1 million due to higher expenses and less than $1 million from higher markdowns, partially offset by $2 million of higher initial markups.
Americas Wholesale
Net revenue from our Americas Wholesale segment increased by $2 million, or 4%, for the quarter ended October 28, 2023 from the same prior-year quarter. Currency translation fluctuations relating to our non-U.S. wholesale businesses had a favorable impact on net revenue of $3 million. In constant currency, net revenue decreased by 1%. The decrease in net revenues in constant currency was mainly driven by lower shipments in our U.S. and Canada businesses partially offset by higher shipments in our Mexico business.
Operating margin increased 9.9% for the quarter ended October 28, 2023 compared to the same prior-year quarter. The increase in operating margin was mainly driven by 850 basis points of higher product margin including lower markdowns, 80 basis points from favorable currency impacts and 20 basis points from lower expenses.
Earnings from operations from our Americas Wholesale segment increased by $6 million, or 57%, for the quarter ended October 28, 2023 from the same prior-year quarter, mainly driven by $4 million from higher product margin including lower markdowns and $1 million from favorable currency impact.
Asia
Net revenue from our Asia segment increased by $1 million, or 2%, for the quarter ended October 28, 2023 from the same prior-year quarter. Currency translation fluctuations had a favorable impact on net revenue of $1 million. In constant currency net revenue remained flat, mainly driven by $2 million due to net new store openings and $1 million of higher e-commerce revenues offset by $3 million due to negative retail comparable sales. Retail comparable sales (including e-commerce) decreased 8% in U.S. dollars and 9% in constant currency compared to the same prior-year quarter. The inclusion of our e-commerce sales negatively impacted the retail comparable sales percentage by 1% in both U.S. dollars and constant currency.
Operating margin increased 1.0% for the quarter ended October 28, 2023 from the same prior-year quarter, mainly driven primarily by 220 basis points from the favorable impact of business mix, partially offset by 100 basis points of higher expenses.
Earnings from operations from our Asia segment increased by $1 million for the quarter ended October 28, 2023 compared to a relative break-even point in the same prior-year quarter, mainly driven by the impact of $1 million due to favorable business mix partially offset by $1 million of higher expenses. Currency translation fluctuations relating to our Asia operations favorably impacted the earnings from operations by $0.4 million.
Licensing
Net royalty revenue from our Licensing segment increased by $5 million, or 19%, for the quarter ended October 28, 2023 from the same prior-year quarter, mainly driven by higher royalties in our fragrance and handbag categories as well as a one-time adjustment.
Earnings from operations from our Licensing segment increased by 24% for the quarter ended October 28, 2023 from the same prior-year quarter primarily driven by the increase in revenues.
Corporate Overhead
Unallocated corporate overhead increased by $8 million, or 30%, for the quarter ended October 28, 2023 compared to the same prior-year quarter, primarily due to higher performance-based compensation.

Nine months ended October 28, 2023 and October 29, 2022
Consolidated Results
The following presents our condensed consolidated statements of income (in thousands, except per share data):

	Nine Months Ended
	Oct 28, 2023		Oct 29, 2022		$ change	% change
Net revenue	$1,885,480	100.0%	$1,869,566	100.0%	$15,914	0.9%
Cost of product sales	1,067,882	56.6%	1,082,545	57.9%	(14,663)	(1.4%)
Gross profit	817,598	43.4%	787,021	42.1%	30,577	3.9%

Selling, general and administrative expenses	694,748	36.8%	638,801	34.2%	55,947	8.8%
Asset impairment charges	6,293	0.4%	5,252	0.3%	1,041	19.8%
Net gains on lease modifications	(1,894)	(0.1%)	(1,654)	(0.1%)	(240)	14.5%
Earnings from operations	118,451	6.3%	144,622	7.7%	(26,171)	(18.1%)
Interest expense, net	(7,326)	(0.4%)	(8,112)	(0.4%)	786	(9.7%)
Loss on extinguishment of debt	(7,696)	(0.4%)	—	—%	(7,696)	100.0%
Other expense, net	(18,227)	(1.0%)	(40,716)	(2.2%)	22,489	(55.2%)
Earnings before income tax expense (benefit)	85,202	4.5%	95,794	5.1%	(10,592)	(11.1%)
Income tax expense (benefit)	(5,370)	(0.3%)	32,743	1.7%	(38,113)	(116.4%)
Net earnings	90,572	4.8%	63,051	3.4%	27,521	43.6%
Net earnings attributable to noncontrolling interests	7,643	0.4%	9,284	0.5%	(1,641)	(17.7%)
Net earnings attributable to Guess?. Inc.	$82,929	4.4%	$53,767	2.9%	29,162	54.2%

Net earnings per common share attributable to common stockholders:
Basic	$1.53		$0.93		$0.60
Diluted	$1.30		$0.80		$0.50

Effective income tax rate	(6.3%)		34.2%
Net Revenue. Net revenue increased by $16 million for the nine months ended October 28, 2023 compared to the same prior-year period. Currency translation fluctuations relating to our non-U.S. operations had a minimal impact on net revenue compared to the same prior-year period. In constant currency, net revenue increased by 1%. The increase in constant currency was mainly driven by net new concession revenues.
Gross Margin. Gross margin increased 1.3% for the nine months ended October 28, 2023 compared to the same prior-year period, driven by 210 basis points due to higher initial markups and 70 basis points due to favorable revenue mix, partially offset by 90 basis points of unfavorable currency impact and 50 basis points of higher store occupancy costs.
Gross Profit. Gross profit increased $31 million for the nine months ended October 28, 2023 compared to the same prior-year period. The increase in gross profit was driven by $39 million due to higher initial markups and $20 million from the favorable business mix, partially offset by $16 million due to the unfavorable impact of currency, including $3 million of favorable currency translational impact, as well as $9 million of higher store occupancy costs.
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
SG&A Rate. Our SG&A rate increased 2.6% for the nine months ended October 28, 2023 from the same prior-year period. The unfavorable change in SG&A rate was mainly driven by 170 basis points due to higher expenses, 60 basis points due to lower COVID-related government subsidies and 50 basis points due to higher performance-based compensation.
SG&A Expenses. SG&A expenses increased $56 million for the nine months ended October 28, 2023 from the same prior-year period. The increase in SG&A expenses was mainly driven by $33 million of higher expenses primarily from store labor costs, investment in infrastructure and inflationary pressures, $12 million of lower COVID-related government subsidies and $9 million due to higher performance-based compensation. Currency translation fluctuations relating to our foreign operations unfavorably impacted SG&A expenses by $5 million.
Asset Impairment Charges. During the nine months ended October 28, 2023 and October 29, 2022, we recognized $6.3 million and $5.3 million, respectively, of property and equipment and operating lease ROU asset impairment charges related to certain retail locations resulting from under-performance and expected store closures.
Net Gains on Lease Modifications. During the nine months ended October 28, 2023 and October 29, 2022, we recorded net gains on lease modifications of $1.9 million and $1.7 million, respectively, related primarily to the early termination of lease agreements for certain retail locations.
Operating Margin. Operating margin decreased 1.4% for the nine months ended October 28, 2023 compared to the same prior-year period. The decrease in operating margin was driven primarily by 270 basis points of higher expenses, including higher performance-based compensation, 110 basis points due to unfavorable currency impact and 80 basis points from lower government subsidies compared to the same prior-year period, partially offset by 210 basis points from higher initial markups and 80 basis points from the favorable impact of business mix. Excluding the impact of asset impairment charges, certain professional service and legal fees and related (credits) costs and net (gains) losses on lease modifications, our operating margin would have decreased 1.7% compared to the same prior-year period.
Earnings from Operations.   As a result of the foregoing, earnings from operations decreased by $26 million for the nine months ended October 28, 2023 compared to the same prior-year period. Currency fluctuations relating to our foreign operations unfavorably impacted earnings from operations by $21 million, including $2 million of unfavorable translational impact.
Loss on Extinguishment of Debt. During the nine months ended October 28, 2023, we recorded a loss of $8 million related to the partial extinguishment of our 2024 Notes. There was no loss on extinguishment of debt during the nine months ended October 29, 2022.
Other Expense, Net. Other expense, net for the nine months ended October 28, 2023 was $18 million compared to $41 million in the same prior-year period. The change was primarily due to lower net realized and unrealized losses from foreign currency exposures and, to a lesser extent, lower net unrealized losses on the Company’s SERP-related assets compared to the same prior-year period.
Income Tax Expense (Benefit).  Income tax benefit for the nine months ended October 28, 2023 was $5 million, or a negative 6.3% effective income tax rate, compared to an expense of $33 million, or a 34.2% effective income tax rate in the same prior-year period. Income tax expense (benefit) for the interim periods is computed using the income tax rate estimated to be applicable for the full fiscal year, adjusted for discrete items, which is subject to ongoing review and evaluation by management. The change in the effective income tax rate was primarily due to a discrete income tax benefit recognized during the third quarter of fiscal 2024 as a result of the consolidation of certain business functions into Switzerland and, to a lesser extent, the lower losses incurred in certain tax jurisdictions during the nine months ended October 28, 2023 compared to the same prior-year period.
The OECD Pillar 2 guidelines address the increasing digitalization of the global economy, re-allocating taxing rights among countries. The European Union, many other member states and various other governments have adopted, or are in the process of adopting, Pillar 2, which calls for a global minimum tax of 15% to be effective for tax years beginning in 2024. The OECD guidelines published to date include transition and safe harbor rules around the implementation of the Pillar 2 global minimum tax. We are monitoring developments and evaluating the impacts these new rules will have on our tax rate, including eligibility to qualify for these safe harbor rules.
Net Earnings Attributable to Guess?, Inc. Net earnings attributable to Guess?, Inc. increased $29 million for the nine months ended October 28, 2023 compared to the same prior-year period. The results for the nine months ended October 28, 2023 included a net positive impact of $30.7 million from discrete tax adjustments related primarily to the consolidation of certain business functions into Switzerland. Diluted EPS increased $0.50 for the nine months ended October 28, 2023 compared to the same prior-year period. We estimate a positive impact from share buybacks of $0.09 and a negative impact from currency of $0.01 on diluted EPS in the nine months ended October 28, 2023 when compared to the same prior-year period.
Refer to “Non-GAAP Measures” for an overview of our non-GAAP, or adjusted, financial results for the nine months ended October 28, 2023 and October 29, 2022. Excluding the impact of these non-GAAP items, adjusted net earnings attributable to Guess?, Inc. remained flat and adjusted diluted EPS increased $0.08 for the nine months ended October 28, 2023 compared to the same prior-year period. We estimate a positive impact from our share buybacks of $0.10 and a negative impact from currency of $0.03 on adjusted diluted EPS in the nine months ended October 28, 2023 when compared to the same prior-year period.

Information by Business Segment
The following presents our net revenue and earnings (loss) from operations by segment (in thousands):

	Nine Months Ended
	Oct 28, 2023	Oct 29, 2022	$ change	% change
Net revenue:
Europe	$990,981	$936,470	$54,511	5.8%
Americas Retail	464,984	513,743	(48,759)	(9.5%)
Americas Wholesale	150,361	171,733	(21,372)	(12.4%)
Asia	194,210	168,705	25,505	15.1%
Licensing	84,944	78,915	6,029	7.6%
Total net revenue	$1,885,480	$1,869,566	15,914	0.9%
Earnings (loss) from operations:
Europe	$84,344	$88,650	$(4,306)	(4.9%)
Americas Retail	20,060	49,552	(29,492)	(59.5%)
Americas Wholesale	40,264	39,068	1,196	3.1%
Asia	3,927	(6,792)	10,719	(157.8%)
Licensing	79,419	70,499	8,920	12.7%
Total segment earnings from operations	228,014	240,977	(12,963)	(5.4%)
Corporate overhead	(105,164)	(92,757)	(12,407)	13.4%
Asset impairment charges	(6,293)	(5,252)	(1,041)	19.8%
Net gains on lease modifications	1,894	1,654	240	14.5%
Total earnings from operations	$118,451	$144,622	(26,171)	(18.1%)

Operating margins:
Europe	8.5%	9.5%
Americas Retail	4.3%	9.6%
Americas Wholesale	26.8%	22.7%
Asia	2.0%	(4.0%)
Licensing	93.5%	89.3%
Total Company	6.3%	7.7%
Europe
Net revenue from our Europe segment increased by $55 million, or 6%, for the nine months ended October 28, 2023 from the same prior-year period. Currency translation fluctuations had an unfavorable impact on net revenue of $1 million. In constant currency, net revenue increased by 6%. The increase in net revenue in constant currency was mainly driven by increases of $42 million due to positive retail comparable sales, $9 million due to higher productivity levels from net newly opened and remodeled stores and $4 million of higher e-commerce sales. Retail comparable sales (including e-commerce) increased 10% in both U.S. dollars and constant currency compared to the same prior-year period. The inclusion of our e-commerce sales negatively impacted the retail comparable sales percentage by 1% in U.S. dollars and 2% in constant currency. Our retail sales in Turkey, a relatively small market, had an outsized impact on our retail comparable sales (including e-commerce) for the nine months ended October 28, 2023, contributing a positive impact of 1% in U.S. dollars and 3% in constant currency, largely due to the current hyper-inflationary environment in Turkey. As of October 28, 2023, we directly operated 545 stores in Europe compared to 561 stores at October 29, 2022, excluding concessions, which represents a 3% decrease from the same prior-year period.
Operating margin decreased 1.0% for the nine months ended October 28, 2023 from the same prior-year period. The decrease in operating margin was driven primarily by 230 basis points of unfavorable currency impact, 180 basis points of higher expenses and 130 basis points of lower government subsidies compared to the prior year, partially offset by 310 basis points from higher initial markups and 180 basis points due to the favorable impact of higher revenues.

Earnings from operations from our Europe segment decreased by $4 million, or 5%, for the nine months ended October 28, 2023 compared to the same prior-year period. The decrease in operating profit was mainly driven by $23 million of unfavorable currency impact, $18 million of higher expenses and $12 million of lower COVID-related government subsidies, partially offset by $30 million due to higher initial markups and a $23 million favorable impact of higher revenues.
Americas Retail
Net revenue from our Americas Retail segment decreased by $49 million, or 9%, for the nine months ended October 28, 2023 compared to the same prior-year period. Currency translation fluctuations relating to our non-U.S. retail stores and e-commerce sites had a favorable impact of $1 million on net revenue. In constant currency, net revenue decreased by 10% compared to the same prior-year period. The decrease in net revenue in constant currency was primarily driven by $36 million due to negative retail comparable sales, $12 million due to the impact of net store closures and $2 million due to lower e-commerce revenues. Retail comparable sales (including e-commerce) decreased 8% in both U.S. dollars and constant currency compared to the same prior-year period. The inclusion of our e-commerce sales had a minimal impact on the retail comparable sales percentage in U.S. dollars and a positive impact of 1% in constant currency. As of October 28, 2023, we directly operated 364 stores in the Americas compared to 383 stores at October 29, 2022, excluding concessions, which represents a 5% decrease from the same prior-year period.
Operating margin decreased 5.3% for the nine months ended October 28, 2023 compared to the same prior-year period. The decrease was driven primarily by 240 basis points from the unfavorable impact of lower revenues, 220 basis points from higher expenses, including store costs, and 90 basis points from higher markdowns.
Earnings from operations from our Americas Retail segment decreased $29 million for the nine months ended October 28, 2023 compared to the same prior-year period. The change was primarily driven by $16 million of lower revenues, $10 million of higher expenses, including higher store costs, and $4 million of higher markdowns.
Americas Wholesale
Net revenue from our Americas Wholesale segment decreased by $21 million, or 12%, for the nine months ended October 28, 2023 from the same prior-year period. Currency translation fluctuations relating to our non-U.S. wholesale businesses had a favorable impact on net revenue of $5 million. In constant currency, net revenue decreased by 15%. The decrease in net revenues in constant currency was driven by lower shipments in our U.S. wholesale business.
Operating margin increased 4.1% for the nine months ended October 28, 2023 from the same prior-year period. The increase in operating margin was driven primarily by 570 basis points from higher product margin including lower markdowns, partially offset by 230 basis points of higher expenses.
Earnings from operations from our Americas Wholesale segment increased by $1 million, or 3%, for the nine months ended October 28, 2023 from the same prior-year period, mainly driven by $8 million from higher product margin including lower markdowns and $2 million of favorable currency impact, partially offset by $8 million due to fewer shipments and $3 million due to higher expenses.
Asia
Net revenue from our Asia segment increased by $26 million, or 15%, for the nine months ended October 28, 2023 compared to the same prior-year period. Currency translation fluctuations had an unfavorable impact on net revenue of $5 million. In constant currency, net revenue increased by 18%. The increase in net revenue in constant currency was mainly driven by increases of $16 million due to net new concession revenues, including concessions we recently acquired from our wholesale partners in Korea, $6 million due to higher wholesale shipments, $4 million of higher e-commerce revenues and $3 million of positive retail comparable sales. Retail comparable sales (including e-commerce) decreased 1% in U.S. dollars and increased 1% in constant currency compared to the same prior-year period. The inclusion of our e-commerce sales positively impacted the retail comparable sales percentage by 1% in both U.S. dollars and constant currency.
Operating margin increased 6.0% for the nine months ended October 28, 2023 from the same prior-year period, driven primarily by 660 basis points due to the favorable impact of higher revenues, partially offset by 140 basis points from higher expenses.
Earnings from operations from our Asia segment was $4 million for the nine months ended October 28, 2023 compared to a loss of $7 million in the same prior-year period, mainly driven by the impact of $12 million of higher revenues, partially offset by $3 million of higher expenses. Currency translation fluctuations relating to our Asia operations favorably impacted earnings from operations by $1 million.
Licensing
Net royalty revenue from our Licensing segment increased by $6 million, or 8%, for the nine months ended October 28, 2023 compared to the same prior-year period, mainly driven by higher royalties in our fragrance and watches categories as well as a one-time adjustment.
Earnings from operations from our Licensing segment increased by $9 million, or 13%, for the nine months ended October 28, 2023 from the same prior-year period primarily driven by the increase in revenues.
Corporate Overhead
Unallocated corporate overhead increased by $12 million, or 13%, for the nine months ended October 28, 2023 from the same prior-year period, primarily due to higher performance-based compensation.
Non-GAAP Measures
The financial information presented in this Quarterly Report includes non-GAAP financial measures, such as adjusted results and constant currency financial information. For the three and nine months ended October 28, 2023 and October 29, 2022, the adjusted results exclude the impact of certain professional service and legal fees and related (credits) costs, asset impairment charges, net (gains) losses on lease modifications, loss on extinguishment of debt, non-cash amortization of debt discount of our 2028 Notes, the related income tax effects of the foregoing items and the impact from certain discrete income tax adjustments related primarily to the consolidation of certain business functions into Switzerland and, to a lesser extent, the impact from changes in the income tax law in certain tax jurisdictions, in each case where applicable. The weighted average diluted shares outstanding used for adjusted diluted EPS excludes the dilutive impact of the Notes, based on the bond hedge contracts in place. These non-GAAP measures are provided in addition to, and not as alternatives for, our reported GAAP results.
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

A reconciliation of reported GAAP results to comparable non-GAAP results follows (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	Oct 28, 2023	Oct 29, 2022	Oct 28, 2023	Oct 29, 2022
Reported GAAP net earnings attributable to Guess?, Inc.	$55,701	$21,835	$82,929	$53,767
Certain professional service and legal fees and related (credits) costs[1]	849	1,508	1,961	7,185
Asset impairment charges[2]	1,737	1,789	6,293	5,252
Net (gains) losses on lease modifications[3]	537	(146)	(1,894)	(1,654)
Loss on extinguishment of debt[4]	—	—	7,696	—
Amortization of debt discount[5]	163	—	351	—
Discrete income tax adjustments[6]	(31,166)	208	(30,669)	624
Income tax impact from adjustments[7]	(815)	(448)	(3,436)	(2,318)
Total adjustments affecting net earnings attributable to Guess?, Inc.	(28,695)	2,911	(19,698)	9,089
Adjusted net earnings attributable to Guess?, Inc.	$27,006	$24,746	$63,231	$62,856

Net earnings per common share attributable to common stockholders:
GAAP diluted	$0.82	$0.34	$1.30	$0.80
Convertible notes if-converted method[8]	0.07	0.05	0.13	0.13
Certain professional service and legal fees and related (credits) costs[1]	0.01	0.02	0.02	0.08
Asset impairment charges[2]	0.02	0.02	0.07	0.06
Net (gains) losses on lease modifications[3]	0.01	(0.00)	(0.02)	(0.02)
Loss on extinguishment of debt[4]	—	—	0.09	—
Amortization of debt discount[5]	0.00	—	0.00	—
Discrete income tax adjustments[6]	(0.44)	0.01	(0.45)	0.01
Adjusted diluted[8]	$0.49	$0.44	$1.14	$1.06
Weighted average common shares outstanding attributable to common stockholders:
GAAP diluted	70,331	67,102	68,098	70,705
Adjusted diluted[8]	54,418	55,204	54,726	58,807
______________________________________________________________________
Notes:
1Adjustments represent certain professional service and legal fees and related (credits) costs which we otherwise would not have incurred as part of our business operations. During the third quarter of fiscal 2024, we announced the pending settlement, subject to court approval, of a previously-disclosed stockholder derivative lawsuit brought by the Employees Retirement System of Rhode Island. Consistent with our historical practice, we intend to exclude any settlement amounts recorded in the future related to this matter (including any amounts to be received by us and any court approved attorney’s fee award to be paid by us) from our non-GAAP adjusted operating results.
2Adjustments represent asset impairment charges related primarily to impairment of property and equipment and operating right-of-use assets related to certain retail locations resulting from under-performance and expected store closures.
3Adjustments represent net (gains) losses on lease modifications related primarily to the early termination of certain lease agreements.
4Adjustments represent loss on extinguishment of debt from a portion of the exchanged 2024 Notes in April 2023.
5In April 2023, we issued $275 million principal amount of 3.75% convertible senior notes due 2028 in a private offering. The debt discount, which resulted from the modification accounting for a portion of the exchanged 2024 Notes, will be amortized as non-cash interest expense over the term of the 2028 Notes.
6Adjustments represent discrete income tax items related primarily to a benefit recognized during the third quarter of fiscal 2024 as a result of the consolidation of certain business functions into Switzerland and, to a lesser extent, the impact from changes in the income tax law in certain tax jurisdictions.

7The income tax effect of certain professional service and legal fees and related (credits) costs, asset impairment charges, net (gains) losses on lease modifications, loss on extinguishment of debt and amortization of debt discount was based on our assessment of deductibility using the statutory income tax rate (inclusive of the impact of valuation allowances) of the tax jurisdiction in which the charges were incurred.
8We exclude the dilutive impact of the Notes at stock prices below $44.53 for the 2024 Notes and below $41.51 for the 2028 Notes, based on the bond hedge contracts in place that will deliver shares to offset dilution. At stock prices in excess of $44.53 for the 2024 Notes and $41.51 for the 2028 Notes, we would have an obligation to deliver additional shares in excess of the dilution protection provided by the bond hedges.
Our discussion and analysis herein also includes certain constant currency financial information. Foreign currency exchange rate fluctuations affect the amount reported from translating our foreign revenue, expenses and balance sheet amounts into U.S. dollars. These rate fluctuations can have a significant effect on reported operating results under GAAP. We provide constant currency information to enhance the visibility of underlying business trends, excluding the effects of changes in foreign currency translation rates. To calculate net revenue, retail comparable sales and earnings (loss) from operations on a constant currency basis, operating results for the current-year period are translated into U.S. dollars at the average exchange rates in effect during the comparable period of the prior year. To calculate balance sheet amounts on a constant currency basis, the current period balance sheet amount is translated into U.S. dollars at the exchange rate in effect at the comparable prior-year period end. The constant currency calculations do not adjust for the impact of revaluing specific transactions denominated in a currency that is different from the functional currency of that entity when exchange rates fluctuate.
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
During the nine months ended October 28, 2023, we relied primarily on trade credit, available cash, real estate and other operating leases, finance leases, proceeds from our credit facilities and term loans and internally generated funds to finance our operations. We anticipate we will be able to satisfy our ongoing cash requirements for the foreseeable future, including at least the next 12 months, for working capital, capital expenditures, payments on our debt, including the 2024 Notes, finance leases and operating leases, as well as lease modification payments, potential acquisitions and investments, expected income tax payments, dividend payments to stockholders and share repurchases, if any, primarily with cash flow from operations and existing cash balances as supplemented by borrowings under our existing credit facilities, proceeds from our term loans and other indebtedness, as needed.
On May 5, 2022, we entered into a €250 million revolving credit facility through a European subsidiary, which replaced certain European short-term borrowing arrangements. As of October 28, 2023, we had approximately $163.8 million of borrowing capacity on this facility. On December 20, 2022, we entered into an amendment of our senior secured asset-based revolving credit facility, which increased borrowing capacity from $120 million to $150 million and extended the maturity date of the credit facility to December 20, 2027. As of October 28, 2023, we had approximately $137.4 million of borrowing capacity on this facility.

Due to the seasonality of our business and cash needs, we may increase borrowings under our established credit facilities or enter new credit facilities from time-to-time during the next 12 months and beyond. If we experience a sustained decrease in consumer demand, we may require access to additional credit, which may not be available to us on commercially acceptable terms or at all.
In April 2023, we issued $275 million aggregate principal amount of 2028 Notes and retired approximately $184.9 million aggregate principal of 2024 Notes in a private offering. We expect to settle the principal amount of our remaining outstanding 2024 Notes in fiscal 2025 and 2028 Notes in fiscal 2029 in cash and any excess in shares. Our outstanding Notes may be converted at the option of the holders as described in “Part I, Item 1. Financial Statements – Note 10 – Convertible Senior Notes and Related Transactions” of this Form 10-Q and in “Note 10 – Convertible Senior Notes and Related Transactions” of the Consolidated Financial Statements included in our Annual Report on Form 10-K. As of October 28, 2023, none of the conditions allowing holders of the Notes to convert had been met. However, beginning November 15, 2023, the 2024 Notes became convertible at any time until the close of business on the second scheduled trading day immediately preceding the maturity date of the 2024 Notes. In addition, pursuant to the terms of the 2028 Notes, if our stock trading price exceeds 130% of the conversion price of the 2028 Notes (currently approximately $24.53 for the 2028 Notes) for at least 20 trading days during the 30 consecutive trading-day period ending on, and including, the last trading day of any calendar quarter, holders of the 2028 Notes would have the right to convert their convertible notes during the next calendar quarter. In accordance with the terms of the indentures governing the 2028 Notes, we are required to adjust the conversion rate and the conversion price of the 2028 Notes for quarterly dividends exceeding $0.225 per share. Upon conversion, we will pay or deliver, as the case may be, cash, shares of our common stock or a combination of cash and shares of our common stock, at our election, in the manner and subject to the terms and conditions provided in the indenture governing the 2028 Notes. The convertible note hedge transaction we entered into in connection with our issuance of the Notes is expected generally to reduce the potential dilution upon conversion of the Notes and/or offset any cash payments we are required to make in excess of the principal amount of the Notes that are converted, as the case may be.
We have historically considered the undistributed earnings of our foreign subsidiaries to be indefinitely reinvested. As a result of the 2017 Tax Cuts and Jobs Act, we had a substantial amount of previously taxed earnings that could be distributed to the U.S. without additional U.S. taxation. As of October 28, 2023, we determined that approximately $67.1 million of such foreign earnings are not indefinitely reinvested. The incremental tax cost to repatriate these earnings to the U.S. is immaterial. We intend to indefinitely reinvest the remaining earnings from our foreign subsidiaries for which a deferred income tax liability has not already been recorded. We continue to evaluate our plans for reinvestment or repatriation of unremitted foreign earnings and regularly review our cash positions and determination of indefinite reinvestment of foreign earnings. If we determine that all or a portion of such foreign earnings are no longer indefinitely reinvested, we may be subject to additional foreign withholding taxes and U.S. state income taxes, beyond the one-time transition tax.
As of October 28, 2023, we had cash and cash equivalents of $244.1 million, of which approximately $110.7 million was held in the U.S. Excess cash and cash equivalents, which represent the majority of our outstanding balance, are held primarily in overnight deposit and short-term time deposit accounts and money market accounts. As of October 28, 2023, we had roughly $315 million of available global borrowing capacity, bringing our combined cash, cash equivalents and borrowing capacity to slightly over $559 million. Please refer to “Forward-Looking Statements” discussed above, “Part II, Item 1A. Risk Factors” in this Form 10-Q and “Part I, Item 1A. Risk Factors” contained in our most recent Annual Report on Form 10-K for the fiscal year ended January 28, 2023 for a discussion of risk factors which could reasonably be likely to result in a decrease of internally generated funds available to finance capital expenditures and working capital requirements.

Nine Months Ended October 28, 2023 and October 29, 2022
Operating Activities
Net cash provided by operating activities was $40.9 million for the nine months ended October 28, 2023, compared to net cash used in operating activities of $21.4 million for the same prior-year period, or an improvement of $62.3 million. This improvement was driven primarily by favorable changes in working capital compared to the same prior-year period. The favorable changes in working capital were primarily due to improved inventory and accounts receivable management.
Investing Activities
Net cash used in investing activities was $56.6 million for the nine months ended October 28, 2023, compared to $72.0 million for the same prior-year period. Net cash used in investing activities for the nine months ended October 28, 2023 related primarily to investments in existing store remodeling programs and retail expansion and, to a lesser extent, technology and other infrastructure.
The decrease in cash used in investing activities was driven primarily by lower retail expansion costs and lower investments in infrastructure during the nine months ended October 28, 2023 compared to the same prior-year period. During the nine months ended October 28, 2023, we opened 20 directly-operated stores compared to 59 directly-operated stores that were opened in the same prior-year period.
Financing Activities
Net cash used in financing activities was $9.8 million for the nine months ended October 28, 2023, compared to $131.8 million for the same prior-year period. The improvement of $122.0 million was primarily due to $175 million of share repurchases in the same prior-year period in connection with the accelerated share repurchase agreement (the “2022 ASR Contract”) entered into during March 2022 and convertible senior note transactions entered into in April 2023, partially offset by lower net borrowings in the nine months ended October 28, 2023.
Effect of Exchange Rates on Cash and Cash Equivalents
During the nine months ended October 28, 2023, changes in foreign currency translation rates decreased our reported cash and cash equivalents balance by $6.1 million compared to a decrease of $16.3 million during the same prior-year period. Refer to “Foreign Currency Volatility” for further information on fluctuations in exchange rates.
Working Capital
As of October 28, 2023, we had net working capital (including cash and cash equivalents) of $392.1 million compared to $448.7 million at January 28, 2023 and $417.8 million at October 29, 2022. Our primary working capital needs are for payments for inventories, salaries and wages, and the current portion of lease liabilities, as well as principal payments on the 2024 Notes.
The accounts receivable balance consists of trade receivables relating primarily to our wholesale business in Europe and, to a lesser extent, to our wholesale businesses in the Americas and Asia, royalty receivables relating to our licensing operations, credit card and retail concession receivables related to our retail businesses and certain other receivables. Accounts receivable increased by $21.4 million, or 6.7%, to $340.8 million as of October 28, 2023, from $319.3 million at October 29, 2022. On a constant currency basis, accounts receivable increased by $11.2 million, or 3.5%, when compared to October 29, 2022. As of October 28, 2023, approximately 48% of our total net trade receivables and 62% of our European net trade receivables were subject to credit insurance coverage, certain bank guarantees or letters of credit for collection purposes. Our credit insurance coverage contains certain terms and conditions specifying deductibles and annual claim limits.
Inventory decreased by $12.2 million, or 2.1%, to $562.4 million as of October 28, 2023, from $574.6 million at October 29, 2022. On a constant currency basis, inventory decreased by $21.1 million, or 3.7%, when compared to October 29, 2022, driven primarily by the residual effect of last year’s initiative to mitigate supply chain disruptions, including accelerating product orders.

Capital Expenditures
Gross capital expenditures totaled $52.5 million, before deducting lease incentives of $2.0 million, for the nine months ended October 28, 2023. This compares to gross capital expenditures of $71.7 million for the same prior-year period.
We will periodically evaluate strategic opportunities and pursue those we believe will support and contribute to our overall growth initiatives and/or will leverage our global infrastructure and network of licensees and wholesale partners.
Dividends
On November 21, 2023, we announced a regular quarterly cash dividend of $0.30 per share on our common stock. The cash dividend will be paid on December 22, 2023 to shareholders of record as of the close of business on December 6, 2023. As a result of this dividend declaration and in accordance with the terms of the indentures governing the Notes, we will adjust the conversion rate (which is expected to increase) and the conversion price (which is expected to decrease) of the Notes, effective as of December 5, 2023. A corresponding adjustment is expected to be made to the strike prices with respect to the convertible note hedges and the warrants entered into by the Company in connection with the offering of the corresponding Notes, each of which will be decreased in accordance with the terms of the applicable convertible note hedge confirmations and warrant confirmations.
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
During the three months ended October 28, 2023, we did not make any share repurchases. During the nine months ended October 28, 2023, the Company repurchased 2.2 million shares under its 2021 Share Repurchase Program at an aggregate cost of $42.8 million, including excise tax. These shares were repurchased through broker assisted market transactions in connection with the exchange and subscription offering related to the 2024 Notes and the 2028 Notes. During the three months ended October 29, 2022, we did not make any share repurchases. During the nine months ended October 29, 2022, we repurchased 9.0 million shares of our common stock under our 2021 Share Repurchase Program at an aggregate cost of $186.7 million which is inclusive of the shares repurchased under the 2022 ASR Contract. As of October 28, 2023, we had remaining authority under the 2021 Share Repurchase Program to purchase $19.7 million of our common stock.
Borrowings and Finance Lease Obligations and Convertible Senior Notes
In April 2023, we issued $275 million principal amount of the 2028 Notes in a private placement pursuant to separate, privately negotiated exchange and subscription agreements, pursuant to which, we exchanged approximately $184.9 million in aggregate principal amount of the 2024 Notes for $163.0 million in aggregate principal amount of the 2028 Notes and an aggregate of approximately $33.3 million in cash, and issued $112.0 million in aggregate principal amount of the 2028 Notes for cash at par. Immediately following the closing of the transactions, $115.1 million in aggregate principal amount of the 2024 Notes remained outstanding. Refer to “Part I, Item 1. Financial Statements – Note 10 – Convertible Senior Notes and Related Transactions” in this Form 10-Q for disclosures about our convertible senior notes and related transactions.
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
The cash surrender values of the insurance policies were $58.9 million and $64.4 million as of October 28, 2023 and January 28, 2023, respectively, and were included in other assets in our condensed consolidated balance sheets. As a result of changes in the value of the insurance policy investments, we recorded unrealized losses of $4.2 million and $4.1 million in other income (expense) during the three and nine months ended October 28, 2023, respectively, and unrealized losses of $4.8 million and $8.3 million in other income (expense) during the three and nine months ended October 29, 2022. The projected benefit obligation was $42.3 million and $42.4 million as of October 28, 2023 and January 28, 2023, respectively, and was included in accrued expenses and other current liabilities and other long-term liabilities in our condensed consolidated balance sheets depending on the expected timing of payments. SERP benefit payments of $0.5 million were made during each of the three months ended October 28, 2023 and October 29, 2022. SERP benefit payments of $1.4 million were made during each of the nine months ended October 28, 2023 and October 29, 2022.
Material Cash Requirements
As of October 28, 2023, except as disclosed above, there were no material changes to our material cash requirements from known contractual and other obligations, including commitments for capital expenditures, outside the ordinary course of business compared to the disclosures included under “Liquidity and Capital Resources - Material Cash Requirements” in Part II, Item 7 in our Form 10-K for the fiscal year ended January 28, 2023. Refer to “Part I, Item 1. Financial Statements – Note 9 – Borrowings and Finance Lease Obligations” and “Part I, Item 1. Financial Statements – Note 10 – Convertible Senior Notes and Related Transactions” for further information.
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
Recently Issued Accounting Guidance
Refer to “Part I, Item 1. Financial Statements – Note 1 – Basis of Presentation” for disclosures about recently issued accounting guidance.

ITEM 3.Quantitative and Qualitative Disclosures About Market Risk.
Exchange Rate Risk
More than two-thirds of product sales recorded for the nine months ended October 28, 2023 were denominated in currencies other than the U.S. dollar. Our primary exchange rate risk relates to operations in Europe, Canada, South Korea, China, Hong Kong and Mexico. Changes in currencies affect our earnings in various ways. For further discussion on currency-related risk, please refer to our risk factors under “Part I, Item 1A. Risk Factors” contained in our most recent Annual Report on Form 10-K for the fiscal year ended January 28, 2023.
Foreign Currency Transaction Gains and Losses
Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency, including gains and losses on foreign exchange currency contracts (see below), are included in the condensed consolidated statements of income. Net realized and unrealized foreign currency transaction losses of $5.0 million and $23.0 million were included in the determination of net earnings for the nine months ended October 28, 2023 and October 29, 2022, respectively.
Foreign Exchange Currency Contract Sensitivity Analysis
As of October 28, 2023, a sensitivity analysis of changes in foreign currencies when measured against the U.S. dollar indicates that, if the U.S. dollar had uniformly weakened by 10% against all of the U.S. dollar denominated foreign exchange derivatives totaling US$200.0 million, the fair value of the instruments would have decreased by $22.2 million. Conversely, if the U.S. dollar uniformly strengthened by 10% against all of the U.S. dollar denominated foreign exchange derivatives, the fair value of these instruments would have increased by $18.2 million. Any resulting changes in the fair value of the hedged instruments may be partially offset by changes in the fair value of certain balance sheet positions (primarily U.S. dollar denominated liabilities in our foreign operations) impacted by the change in the foreign currency rate. The ability to reduce the exposure of currencies on earnings depends on the magnitude of the derivatives compared to the balance sheet positions during each reporting cycle.
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
In April 2023, we issued $275 million aggregate principal amount of 2028 Notes and retired approximately $184.9 million aggregate principal of 2024 Notes in a private offering, leaving approximately $115.1 million aggregate principal amount of 2024 Notes outstanding at October 28, 2023. The fair value of the Notes is subject to interest rate risk, market risk and other factors due to its conversion feature. The fair value of the Notes will generally increase as our common stock price increases and will generally decrease as our common stock price declines. The interest and market value changes affect the fair value of the Notes but do not impact our financial position, cash flows or results of operations due to the fixed nature of the debt obligation. Additionally, we carry the Notes at face value, less any unamortized debt issuance costs on our balance sheet and we present the fair value for disclosure purposes only.
Interest Rate Swap Agreement Sensitivity Analysis
As of October 28, 2023, we had borrowings under our credit facility arrangements of $121.8 million which are based on variable rates of interest. Accordingly, changes in interest rates would impact our results of operations in future periods. A 100 basis point increase in interest rates would not have had a significant effect on interest expense for the nine months ended October 28, 2023.

As of October 28, 2023, we had indebtedness related to term loans of $13.9 million, finance lease obligations of $17.8 million and the Mortgage Debt of $16.7 million. The term loans provide for annual interest rates ranging from 1.5% to 6.4%. The finance lease obligations are based on fixed interest rates derived from the respective agreements. For the six months ended July 29, 2023 (through May 1, 2023) and July 30, 2022, the interest rate on the Mortgage Debt was a variable rate based on LIBOR. In May 2023, the Company amended the terms of the Mortgage Debt for the interest rate to be based on SOFR, effective May 1, 2023. The Company also amended its existing interest rate swap agreement, resulting in a swap fixed rate of approximately 3.14% that matures in January 2026 (prior to this amendment, the agreement resulted in a swap fixed rate of approximately 3.06%). The interest rate swap agreement is designated as a cash flow hedge and converts the nature of our Mortgage Debt from SOFR floating-rate debt to fixed-rate debt.
The fair values of our debt instruments are based on the amount of future cash flows associated with each instrument discounted using our incremental borrowing rate. As of October 28, 2023 and January 28, 2023, the carrying value was not materially different from fair value, as the interest rates on our debt approximated rates currently available to us. The fair value of the Notes is determined based on inputs that are observable in the market and have been classified as Level 2 in the fair value hierarchy.

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
There was no change in our internal control over financial reporting during the third quarter of fiscal 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
In connection with the offering of the 2024 Notes and the 2028 Notes, we entered into convertible note hedge transactions with hedge counterparties. At the time of each offering, the applicable convertible note hedge transactions covered, subject to anti-dilution adjustments substantially similar to those applicable to the respective Notes, the number of shares of common stock that initially underlay the Notes. Concurrently with the convertible note hedge transactions related to each offering, we also entered into warrant transactions with the hedge counterparties relating to the same number of shares of our common stock, subject to customary anti-dilution adjustments. In connection with the retirement of $184.9 million in principal amount of the 2024 Notes in April 2023, we entered into Partial Termination Agreements with the relevant hedge counterparties to unwind a portion of the convertible note transactions and warrant transactions we initially entered into in connection with the issuance of the 2024 Notes. The notional amount of the remaining portion of the convertible note hedge transactions and warrant transactions in connection with the 2024 Notes corresponded to the approximately $115.1 million in aggregate principal amount of the 2024 Notes that remained outstanding at that time. The convertible note hedge transactions are expected generally to reduce the potential dilution upon conversion of the Notes and/or offset any cash payments we are required to make in excess of the principal amount of converted Notes, as the case may be. However, the warrant transactions could separately have a dilutive effect on our common stock to the extent that the market price per share of our common stock at maturity exceeds the strike price of the warrants.
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

ITEM 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities.
Items (a) and (b) are not applicable.
Item (c). Issuer Purchases of Equity Securities
Our share repurchases during each fiscal month of the third quarter of fiscal 2024 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
July 30, 2023 to August 26, 2023
Repurchase program[1]	—	—	—	$19,748,066
Employee transactions[2]	—	—	—
August 27, 2023 to September 30, 2023
Repurchase program[1]	—	—	—	$19,748,066
Employee transactions[2]	722	$23.85	—
October 1, 2023 to October 28, 2023
Repurchase program[1]	—	—	—	$19,748,066
Employee transactions[2]	—	—	—
Total
Repurchase program[1]	—	—	—
Employee transactions[2]	722	$23.85	—
______________________________________________________________________
Notes:
1During fiscal 2022, the Board of Directors terminated our previous 2012 $500 million share repurchase program (which had $47.8 million capacity remaining) and authorized a new $200 million share repurchase program. On March 14, 2022, the Board of Directors expanded the repurchase authorization by $100 million, leaving an available capacity of $249.0 million at that time. We did not repurchase any shares of common stock pursuant to the repurchase program during the third quarter of fiscal 2024.
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

ITEM 5. Other Information.
Insider Trading Arrangements
During the three months ended October 28, 2023, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Guess?, Inc.

Date:	December 1, 2023	By:	/s/ CARLOS ALBERINI
Carlos Alberini
Chief Executive Officer

Date:	December 1, 2023	By:	/s/ MARKUS NEUBRAND
Markus Neubrand
Chief Financial Officer
(Principal Financial Officer)