Form 10-K
period 2024-02-03
GUESS INC
filed 2024-04-01
CIK 912463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
☒  Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended February 3, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐    No ☒
As of the close of business on July 28, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common equity stock held by non-affiliates of the registrant was $552,871,821 based upon the closing price of $20.74 on the New York Stock Exchange composite tape on such date. For this computation, the registrant has excluded the market value of all shares of its common stock reported as beneficially owned by executive officers and directors of the registrant.
As of the close of business on March 25, 2024, the registrant had 53,179,878 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the proxy statement for the registrant’s 2024 Annual Meeting of Stockholders, which will be filed not later than 120 days after the end of our fiscal year, are incorporated by reference into Part III herein.

i

IMPORTANT FACTORS REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K, including documents incorporated by reference herein, contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may also be contained in our other reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), in our press releases and in other documents. In addition, from time-to-time, we, through our management, may make oral forward-looking statements. All statements other than statements of historical or current fact are forward-looking statements. These statements include those relating to expectations, analyses and other information based on current plans, forecasts of future results and estimates of amounts not yet determinable. These statements also relate to our goals, future prospects, potential actions, the ongoing wars in Ukraine and Gaza, the Red Sea crisis and other events impacting our supply chain and the markets in which we operate, strategic initiatives, plans to expand our business, including through our planned acquisition of rag & bone, our expectations regarding our convertible senior notes, global cost reduction opportunities and profitability efforts, capital allocation plans, cash needs and current business strategies. These forward-looking statements are identified by their use of terms and phrases such as “anticipate,” “believe,” “continue,” “could,” “create,” “estimate,” “expect,” “goal,” “intend,” “may,” “outlook,” “pending,” “plan,” “predict,” “project,” “see,” “should,” “strategy,” “will,” “would,” and other similar terms and phrases, including references to assumptions.
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
You should carefully consider these risks, as well as the additional risks described in other documents we file with the United States Securities and Exchange Commission (the “SEC”) in the future, including subsequent Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q, which may from time to time amend, supplement or supersede the risks and uncertainties we disclose. We also operate in a very competitive and rapidly changing environment. New risks emerge from time to time and it is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in, or implied by, any forward-looking statements.
The forward-looking statements included herein are based on current expectations of our management based on available information and are believed to be reasonable. In light of the significant risks and uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that such results will be achieved, and readers are cautioned not to place undue reliance on such forward-looking statements, which speak only as of the date hereof. Except as required by law, we undertake no obligation to revise the forward-looking statements contained herein, whether to reflect events or circumstances after the date hereof to reflect the occurrence of unanticipated events or otherwise. You should read this Annual Report on Form 10-K and the other documents we file with the SEC with the understanding that our actual future results, levels of activity, performance and achievements may be materially different from what we expect. We qualify all of our forward-looking statements by the cautionary statements referenced above.

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
•Changes in income tax laws or other unanticipated income tax liabilities could adversely affect our financial results.
•We may be affected by sanctions and export controls targeting Russia.
Risks Related to our Business Strategy
•Failure to execute growth initiatives, including completion or integration of acquisitions and alliances, could harm our business.
•Failure to successfully develop and manage new stores and design concepts could harm our business.
•We face risks associated with our joint ventures and strategic partnerships.
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
•Public health crises have harmed, and may in the future harm, our business.
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
Risks Related to Data Privacy and Cybersecurity
•A cybersecurity incident or failure to comply with privacy obligations could harm our business.
•A disruption in our information systems or websites could harm our business.
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
•Litigation or regulatory proceedings could result in substantial charges and diversion of time.
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
Risks Related to Credit, Indebtedness and Investment in our Stock
•Failure to satisfy the obligations under our $48 million, 2.00% convertible senior notes, due 2024 (the “2024 Notes") or our $340 million, 3.75% convertible senior notes, due 2028, including $275 million that we exchanged and issued during April 2023 (the “Initial 2028 Notes”) and $65 million that we exchanged during January 2024 (the “Additional 2028 Notes”, and together with “Initial 2028 Notes”, the “2028 Notes”; collectively with the "2024 Notes", the "Notes"), including our ability to settle the liability in cash could harm our business.
•Provisions in the indenture for the Notes could delay or prevent an otherwise beneficial takeover of us.
•The conversion features of the Notes, if triggered, may adversely affect our business.
•Our repurchases, issuances or sales of shares of our common stock may affect the value of the Notes and our common stock.
•We are subject to risks related to the Notes’ hedge transactions.
•Adverse developments affecting financial institutions with whom we maintain cash balances could adversely impact our liquidity and financial performance.
•Difficulties in the credit markets could impact our customers, suppliers and business partners and harm our business.
•Our indebtedness and liabilities expose us to risks that could harm our business.
•Regulatory actions may adversely affect the value of the Notes and our common stock.
•Conversion of the Notes or exercise of our warrants may dilute the ownership of existing stockholders.
•Fluctuations in quarterly performance could have an adverse effect on our earnings and our stock price.
•We cannot ensure that we will continue paying dividends at the current rates or at all.
•Our Co-Founders own a significant percentage of our common stock and their interests may differ from other stockholders.

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
Our products are sold through direct-to-consumer, wholesale and licensing distribution channels. Our core customers are style-conscious consumers comprised of three target consumer groups: Heritage, Millennials and Generation Z. Our Heritage customers, typically aged 40 years and older, are very loyal and have been shopping with us for years. We appeal to these customers through GUESS and specialty product lines that include MARCIANO, a more sophisticated fashion line targeted to women and men. Our Millennial customers are typically between the ages of 25 to 39 and Generation Z customers are typically between the ages of 10 to 24 years old. These two target consumer groups shop streetwear and vintage inspired trends, viewing GUESS as accessible luxury. Our recent initiative to launch GUESS JEANS as its own brand is specifically targeted to our Millennial and Generation Z customers, however, these products should appeal to a much wider customer base.
In February 2024, we, along with global brand management firm WHP Global, entered into a definitive agreement to acquire rag & bone. The planned acquisition is expected to further diversify our portfolio with complementary customer bases and price points. The acquisition is subject to customary closing conditions and is expected to close during the first quarter of fiscal 2025.
We were founded in 1981 and currently operate as a Delaware corporation.
We operate on a 52/53-week fiscal year calendar, which ends on the Saturday nearest to January 31 of each year. All references herein to “fiscal 2024,” “fiscal 2023,” and “fiscal 2022” represent the 53-week fiscal year ending February 3, 2024, and the 52-week fiscal years ended January 28, 2023 and January 29, 2022. The additional week in fiscal 2024 occurred during the fourth quarter ended February 3, 2024. References to “fiscal 2025” represent the 52-week fiscal year ending February 1, 2025.
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
Global Diversification.   The global success of the GUESS? brand has reduced our reliance on any particular geographic region. This geographic diversification provides broad opportunities for long-term growth, even during regional economic slowdowns. The percentage of our revenue generated from outside of the U.S. has grown from approximately 32% of our total revenues for the year ended December 31, 2005 to approximately 77% of our total revenues for the year ended February 3, 2024. As of February 3, 2024, we directly operated 1,002 retail stores in the Americas, Europe and Asia. Our partners operated 551 additional retail stores worldwide. As of February 3, 2024, we and our partners operated in approximately 100 countries worldwide. We continue to evaluate the different businesses in our global portfolio, directing capital investments to those with more profit potential.
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
•Directly operated retail stores and concessions.   Distribution through our directly operated retail stores and concessions allows us to influence the merchandising and presentation of our products, enhance our brand image, build brand equity and test new product design concepts. Our store locations vary country by country depending on the type of locations available. In general, our stores average approximately 2,900 square feet in Europe and the Middle East, approximately 4,800 square feet in the Americas and approximately 2,300 square feet in Asia and the Pacific. Concessions generally average 600 square feet and are located primarily in South Korea and Greater China. As part of our omni-channel initiative, retail store sales in certain regions may be fulfilled from one of our numerous retail store locations or from our distribution centers.
Our directly operated retail stores and concessions were:

	Year Ended
	Feb 3, 2024		Jan 28, 2023		Jan 29, 2022
Region	Stores	Concessions	Stores	Concessions	Stores	Concessions
United States	231	—	240	—	245	—
Canada	53	—	62	—	74	—
Central and South America	72	29	69	29	69	29
Total Americas	356	29	371	29	388	29
Europe and the Middle East	543	57	560	54	556	50
Asia and the Pacific	103	134	115	129	124	99
Total	1,002	220	1,046	212	1,068	178
•e-Commerce.   As of February 3, 2024, we operated retail websites in the Americas, Europe and Asia. We have e-commerce available to 50 countries and in 13 languages around the world. Our websites act as virtual storefronts that both sell our products and promote our brands. Designed as customer shopping centers, these sites showcase our products in an easy-to-navigate format, allowing customers to see and purchase our collections of apparel and accessories. These virtual stores have not only expanded our direct-to-consumer distribution channel, but they have also improved customer relations and are fun and entertaining alternative-shopping environments. As part of our omni-channel initiative, e-commerce orders in certain regions may be fulfilled from our distribution centers, or from our retail stores, or both.
Wholesale Distribution.   We sell through both domestic and international wholesale distribution channels as well as retail stores and concessions operated by certain wholesale partners.
•Wholesale.   In Europe, our products are sold in stores ranging from large, well-known department stores like El Corte Inglès, Galeries Lafayette and Printemps to small upscale multi-brand boutiques. Because our European wholesale business is more fragmented, we generally rely on a large number of smaller regional distributors and agents to distribute our products. In the Americas, our wholesale customers consist primarily of department stores, including Macy’s, Liverpool and Hudson’s Bay, and select specialty retailers and upscale boutiques, which have the image and merchandising expertise that we require for the effective presentation of our products.

Through our foreign subsidiaries and our network of international distributors, our products are also available in major cities throughout Africa, Asia, Australia and the Middle East.
•Licensed stores and concessions.   We also sell product to retail partners who operate licensed retail stores and concessions, which allows us to expand our international operations with a lower level of capital investment while still closely monitoring store development and merchandise programs and marketing activations in order to protect the integrity of the GUESS? brand.
Licensed retail stores and concessions operated by our retail partners were:

	Year Ended
	Feb 3, 2024		Jan 28, 2023		Jan 29, 2022
Region	Stores	Concessions	Stores	Concessions	Stores	Concessions
United States	—	—	—	—	—	1
Central and South America	29	—	34	—	34	—
Total Americas	29	—	34	—	34	1
Europe and the Middle East	227	—	234	—	223	—
Asia and the Pacific	295	113	294	121	306	158
Total	551	113	562	121	563	159
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
Multiple Store Concepts.   Our products are sold around the world primarily through six different store concepts, namely our GUESS? full-price retail stores, our GUESS? factory outlet stores, our GUESS? Accessories stores, our G by GUESS (GbG) stores, our MARCIANO stores and our GUESS? Kids stores. We and our partners also have a small number of underwear, Gc watch and footwear concept stores. This allows us to target the various demographics in each region through dedicated store concepts that market each brand or concept specifically to the desired customer population. Having multiple store concepts also allows us to target our newer brands and concepts in different markets than our flagship GUESS? store concept. We expect to launch GUESS JEANS as a new store concept in fiscal 2025.
Pending Acquisition. On February 16, 2024, we announced a definitive agreement to acquire New York-based fashion brand rag & bone. Under the terms of the agreement, we will acquire all the rag & bone operating assets and assume the related operating liabilities of the business. In addition, a joint venture owned 50% each by us and WHP Global (“WHP”) will acquire rag & bone’s intellectual property.
Since its origins in New York in 2002, rag & bone has established itself as a leader in the American fashion scene, directly operating 34 stores in the U.S. and two stores in the U.K., and also available in high-end boutiques, department stores and through e-commerce globally. As part of the GUESS? portfolio, the rag & bone team will continue to be based in New York City and will operate as an autonomous fashion brand with a focus on continuing to provide unique and timeless collections to its customers.
Concurrent with the closing of the transaction, we plan to enter into a license agreement with our WHP joint venture, which will grant us the exclusive right to use rag & bone intellectual property to manufacture licensed products worldwide and to sell licensed products in specified territories in exchange for our payment of a royalty fee. We expect our joint venture with WHP will enable rag & bone to maximize global expansion by benefiting from both GUESS? and WHP’s platforms and distribution and license partners all over the world.
We expect to contribute approximately $56.5 million for the acquisition, subject to customary closing price adjustments. There is also the potential for an incremental earnout consideration of which we will be responsible for a maximum of $12.8 million, based on preset levels of sales and EBITDA performance over the course of rag

& bone's 2024 fiscal year. The acquisition is subject to customary closing conditions and is expected to close during the first quarter of fiscal 2025.
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
•Retail stores and concessions.   Our European retail stores and concessions are primarily comprised of a mix of directly operated GUESS? retail and outlet stores, MARCIANO retail stores, GUESS? Accessories retail and outlet stores, GUESS? Footwear stores and GUESS? Kids stores. During fiscal 2024, we opened 16 new stores and closed 33 stores, ending the year with 543 directly operated stores in Europe and the Middle East. This store count does not include 57 directly operated concessions in Europe. Certain of our European stores require initial investments in the form of key money to secure prime store locations. These amounts are paid to landlords or existing lessees in certain circumstances. We also expect to acquire two rag & bone stores in the U.K. as part of the pending rag & bone acquisition.
•e-Commerce.   Our Europe segment also includes our directly operated retail and other marketplace websites. In Europe, similar to the Americas, our e-commerce sites operate as virtual storefronts that, combined with our retail stores, provide a seamless shopping experience to the consumer to sell our products and promote our brands. We have deployed omni-channel initiatives in our European markets, including “buy online, ship from store” and “buy in store, deliver by e-commerce.” We currently offer interactive content online and via mobile, and are planning to expand to smartphone applications.
European Wholesale Distribution.   We sell our products both through wholesale distribution channels and through licensed retail stores and concessions operated by our wholesale partners throughout Europe and the Middle East. Our European wholesale business generally relies on a large number of smaller regional distributors and agents to distribute our products primarily to smaller independent multi-brand boutiques. Our products are also sold directly to large, well-known department stores like El Corte Inglès, Galeries Lafayette and Printemps. The type of customer varies from region to region depending on both the prominence of the GUESS? brand in each region and the dominance of a particular type of retail channel in each region. In countries where the brand is well known, we operate through showrooms where agents and distributors can view our line and place orders. We currently have showrooms in key cities such as Barcelona, Düsseldorf, Istanbul, Lugano, Munich, Paris, Lisbon, Florence, Moscow and Warsaw. We sell both our apparel and certain accessories products under our GUESS? and MARCIANO brand concepts through our wholesale channel, operating primarily through two seasons, Spring/Summer and Fall/Winter. Generally, our Spring/Summer sales campaign is from April to September with the related shipments occurring primarily from November to April. The Fall/Winter sales campaign is from November to April with the related shipments occurring primarily from May to October. We may take advantage of early-season demand and potential reorders by offering a pre-collection assortment which ships at the beginning of each season. Customers retain the ability to request early shipment of backlog orders, delay shipments or cancel orders depending on their needs. Revenues from sales to our wholesale licensed stores are also recognized as wholesale sales within our European wholesale operations. During fiscal 2024, our partners opened 18 new licensed retail stores and closed 25 stores, ending the year with 227 licensed retail stores in Europe and the Middle East.
Americas Retail Segment
In our Americas Retail segment, we sell our products direct-to-consumer through a network of directly operated retail and factory outlet stores and e-commerce sites in the Americas.
•Retail stores and concessions.   Our Americas Retail stores and concessions are comprised of a mix of GUESS? retail stores, GUESS? factory outlet stores, G by GUESS (GbG) stores, GUESS? Accessories stores and MARCIANO stores. During fiscal 2024, we opened 8 new stores and closed 23 stores in the Americas, ending the year with 356 stores. This store count does not include 29 directly operated concessions in Mexico. We directly operated our retail stores and concessions in Mexico and Brazil through our majority-owned joint ventures. We also expect to acquire 34 rag & bone stores in the U.S. as part of the pending rag & bone acquisition.
•e-Commerce.   Our Americas Retail segment also includes our directly operated retail and other marketplace websites in the U.S., Canada, Mexico and Brazil. These websites operate as virtual storefronts that, combined with our retail stores, provide a seamless shopping experience to the consumer to sell our products and promote our brands. They also provide information about fashion trends and a mechanism for customer feedback while promoting customer loyalty and enhancing our brand identity through interactive content online and through smartphone applications. Our U.S. and Canadian online sites are fully integrated with our customer relationship management (“CRM”) system and loyalty programs. Omni-channel initiatives that we have already deployed in the U.S. and Canada include “buy online, pick-up in stores” or “buy online, return in stores” and “order from store” as well as mobile-optimized commerce sites and smartphone applications. In the U.S. and Canada, e-commerce orders may be fulfilled from our distribution centers, or from our retail stores, or both.
Americas Wholesale Segment
In our Americas Wholesale segment, we sell our products through wholesale channels throughout the Americas and to third-party distributors based in Central and South America as well as licensed retail locations operated by our wholesale partners. Our Americas Wholesale business generally experiences stronger performance from July through November. Our Americas Wholesale customers consist primarily of department stores, select specialty retailers, upscale boutiques as well as select off-price retailers. Our products were sold to consumers through approximately 1,350 and 1,450 major doors in the Americas as of February 3, 2024 and January 28, 2023, respectively, as well as through our customers’ e-commerce sites. As of February 3, 2024, these locations included approximately 700 “shop-in-shops”—designated selling areas within a department store—offering a wide array of our products and incorporating GUESS? signage and fixture designs. These shop-in-shops, managed by the department stores, allow us to reinforce the GUESS? brand image with our customers. Many department stores have more than one shop-in-shop, with each one featuring women’s, men’s or kids’ apparel or handbags. We also sell product to licensed retail stores and concessions operated by certain wholesale customers. During fiscal 2024, our partners opened one new licensed retail store and closed six stores, ending the year with 29 licensed retail stores in the Americas, all of which were located in Central and South America.
Our Americas Wholesale merchandising strategy is to focus on trend-right products supported by key fashion basics. We have sales representatives in New York, Los Angeles, Toronto, Montreal, Mexico City and Vancouver who coordinate with customers to determine the inventory level and product mix that should be carried in each store. Additionally, we use merchandise coordinators who work with the stores to ensure that our products are displayed appropriately. During fiscal 2024, our two largest wholesale customers accounted for a total of approximately 3.8% of our consolidated net revenue.

Asia Segment
In our Asia segment, we sell our products through direct-to-consumer and wholesale channels throughout Asia and the Pacific.
Asian Direct-to-Consumer.   Our Asian direct-to-consumer network is comprised of brick-and-mortar retail stores and concessions and e-commerce sites.
•Retail stores and concessions.   Our Asian retail stores and concessions include a mix of directly operated GUESS?, GUESS? Footwear, GUESS? Accessories, GUESS? Kids and MARCIANO stores. During fiscal 2024, we opened six new stores and closed 18 stores, including stores transferred to and from our partners and other store relocations and remodels. We ended the year with 103 directly operated stores in Asia and the Pacific. This store count does not include 134 directly operated apparel and accessory concessions. Concessions are widely used in Asia and generally represent directly managed areas within a department store setting.
•e-Commerce.   We also have e-commerce sites throughout Asia which operate as virtual storefronts that, combined with our retail stores, provide a seamless shopping experience to the consumer to sell our products and promote our brands.
Asian Wholesale Distribution.   Our Asian wholesale customer base is comprised primarily of a small number of selected distributors with which we have contractual distribution arrangements and licensed stores and concessions operated by our wholesale partners. During fiscal 2024, our partners opened 25 new licensed retail stores and closed 24 stores, including stores transferred to and from our partners and other store relocations and remodels. We ended the year with 295 licensed retail stores. This store count does not include 113 apparel and accessory concessions operated by our partners in Asia.
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

Strategic Partnerships
We evaluate opportunities for strategic acquisitions and alliances and pursue those that we believe will support and contribute to our overall strategic initiatives and/or will leverage our global infrastructure and network of licensees and wholesale partners. Similarly, when existing investments and alliances no longer align with strategic initiatives or as other circumstances warrant, we will evaluate various exit opportunities. As of the date of this Annual Report, we have majority-owned joint ventures in Brazil, the Canary Islands, Mexico (which also operates through subsidiaries in Chile and Peru) and Portugal and a minority-owned joint venture in South Africa. These joint ventures allow us to accelerate expansion, revitalize certain regions, and provide enhanced development of our retail and wholesale channels in these regions. Following the closing of our pending rag & bone acquisition, we will also hold a 50% interest in a joint venture with WHP, as described above. Concurrent with the acquisition transactions mentioned above, we plan to enter into a license agreement granting us the exclusive right to use rag & bone intellectual property to manufacture licensed products worldwide and to sell licensed products in specified territories in exchange for our payment of a royalty fee.
Design
Apparel products are designed by in-house design teams that collaborate to share ideas for products that can be sold throughout our global markets and are inspired by our GUESS? heritage. Our design teams seek to identify and reinterpret seasonal fashion trends through the iconic lens of the Guess brand, while always keeping our consumer at the center of our choices. The teams research market trends through travel, social media, trend forecast services, fabric shows, sample archives and best-selling styles. These efforts, combined with our Guess brand DNA, serve as the primary source of inspiration for our lines and collections. In fiscal 2021, we developed our first ever global line of apparel products and in fiscal 2022, we developed our first ever global line across all product categories including accessories. In addition to driving efficiencies, these initiatives helped to elevate our brand by allowing us to offer products to our customers across all markets from one line while still addressing each local market’s need. We also maintain a fashion library consisting of vintage and contemporary garments as another source of creative concepts. In addition, our design teams work closely with members of our sales, merchandising and retail operations teams to further refine our products to meet the particular needs of our markets.
To aid in a sustainable creative process, our design teams utilize 3D software to reduce color repetitions in sample making and to reduce express courier fees. This process also enables our sales teams to use digital sales books, allowing our buyers and visual teams to easily merchandise their product assortments options and guidelines to stores.
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
As an ongoing strategic initiative, we leave a larger portion of our buys open prior to each season to improve the efficiency of our speed-to-market by allowing us to design and produce closer to market delivery. This allows us to better react to emerging fashion trends in the market. We are also continuously searching for new suppliers and sourcing opportunities in reaction to the latest trends. We have developed IT systems to capture and share key performance indicators with our partners to drive ongoing improvements. During fiscal 2024, we continued to tightly manage our vendor base to around 140 core suppliers. Given the global instability and challenges within the supply chain and geopolitical environment, we are building an agile and lean supply chain by identifying new suppliers that can contribute to reduce our dependency on certain countries of origin.

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
We deploy a variety of media focused on national and international contemporary fashion/beauty, lifestyle and celebrity outlets. In recent years, we have also expanded our efforts into influencer marketing, digital advertising with leading fashion and lifestyle websites and advertising on social media platforms, including YouTube, Facebook, Instagram, X, Pinterest, Reddit, Snapchat, TikTok and global search engines. Our smartphone applications provide a unique mobile media experience by combining fashion, e-commerce, personalized product recommendations, targeted promotions and customer loyalty rewards to drive mobile brand engagement.
We also require our licensees and distributors to invest a percentage of their net sales of licensed products and net purchases of GUESS? products in Company-approved advertising, promotion and marketing initiatives. By retaining control over our advertising programs, we are able to maintain the integrity of our brands while realizing substantial cost savings compared to outside agencies.
We will continue to regularly assess and implement marketing initiatives that we believe will build brand equity and grow our business by investing in marketing programs to build awareness and drive customer traffic to our stores, websites and smartphone applications. We plan to further deepen relationships with customers through an emphasis on digital marketing, and through our websites, loyalty programs, direct catalog and marketing mailings. We also plan to strengthen communities on various social media platforms, which enable us to provide timely information in an entertaining fashion to consumers about our history, products, special events, promotions and store locations, while allowing us to receive and respond directly to customer feedback.
As part of these initiatives, we have implemented tiered CRM loyalty programs in North America, Europe and Asia covering our portfolio of brands. The point-based programs are designed to reward our members by earning points for purchases that can be redeemed on future purchases either in our stores or online. In addition to earning rewards with the program, our loyalty members may receive other benefits including invitations to special VIP events in our stores, double points during their birthday month and access to seasonal savings, depending on their purchasing tier. Our Guess List loyalty program has experienced growth in its overall member engagement numbers through the introduction of experiential incentives and unique member content. The programs are also used to promote new products to our customers which in turn increases traffic in the stores and online. The loyalty programs generate substantial repeat business that might otherwise go to competing brands. We continue to enhance our CRM program by keeping abreast on our members’ interests and needs by strategically marketing to this large and growing customer base.
Quality Control
Our quality control program is designed to ensure that products meet our high-quality standards. We test the quality of our raw materials prior to production and inspect prototypes of each product before production runs commence. We also perform random in-line quality control checks during and after production before the garments leave the contractor. Final random inspections occur when the garments are received in our distribution centers. We believe that our policy of inspecting our products is important to maintain the quality, consistency and reputation of our products. We have an on-site quality assurance collaboration with an external expert provider for a large portion of our European and North American purchase orders. During fiscal 2024, we continued to expand the program for additional purchase orders in Europe and North America. The objective is to stop product quality issues at the origin before investing in the transportation of the goods to the final destinations.
Product Integrity and Testing Protocol
During fiscal 2024, we published new protocols covering all our major regions, which provide minimum product integrity and other testing for apparel, footwear, accessories and handbags to help ensure our products continue to meet or exceed our customers’ expectations.
Logistics
We utilize distribution centers at strategically located sites. Our U.S. distribution center is based in Louisville, Kentucky, where we use fully integrated and automated distribution systems. The bar code scanning of merchandise and distribution cartons, together with radio frequency communications, provide timely, controlled, accurate and instantaneous updates to our distribution information systems. Additionally, the U.S. business is partnered with Customs Trade Partnership Against Terrorism (“CTPAT”), which expedites movement of goods into our U.S. trade lanes. We have been CTPAT certified for several years, and complete our recertification annually. We are transitioning the operation of our U.S. distribution center, which is currently owner-operated, to a third-party logistics provider during the first half of fiscal 2025.
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
Information Systems
We believe that high levels of automation and technology are essential to maintain our competitive position and support our strategic objectives. We continue to invest in new technologies and update computer hardware, network infrastructure, system applications and cybersecurity. Our computer information systems consist of a full range of financial, distribution, merchandising, point-of-sales, customer relationship management, supply chain, digital platform, enterprise resource planning and other systems. During fiscal 2024, we improved and stabilized our digital platforms, implemented more payment methods, continued to improve our web front, expanded our shopping channels, enhanced our omni-channel experience and continued to develop mobile-based initiatives to support our wholesale and direct-to-consumer businesses. We completed store infrastructure upgrades, including in-store Wi-Fi for customer access, in preparation for the adoption of new technology and continued to improve upon mobile point of sale check out, Salesforce Customer 360, endless aisle, and real time inventory and sales dashboard. We have implemented a more advanced inventory planning and allocation tool in Europe and are rolling out to other regions for more accurate inventory management. During fiscal 2023, in order to accommodate company global operation and business continuity initiatives, we also upgraded our network infrastructure globally to have a seamless global office, and improved our disaster recovery process. We are also continuing to enhance our product life cycle management and supply chain tracking system and to enhance and align our IT standards globally to accommodate future growth and provide operational efficiencies.
Trademarks
We own numerous trademarks, including GUESS, GUESS?, GUESS U.S.A., GUESS JEANS, GUESS? and Triangle Design, MARCIANO, Question Mark and Triangle Design, a stylized G and a stylized M, GUESS Kids, Baby GUESS, YES, G by GUESS, GbG, GUESS by MARCIANO and Gc. As of February 3, 2024, we had over 5,500 trademarks in the U.S. and internationally registered trademarks or trademark applications pending with the trademark offices in over 180 countries around the world, including the U.S. From time-to-time, we adopt new trademarks in connection with the marketing of our product lines. We consider our trademarks to have significant value in the marketing of our products and act aggressively to register and protect our trademarks worldwide.
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
Human Capital
Since our founding, we have been a company that welcomes all, both within our own operations and in our supply chain. As of February 3, 2024, with an inclusive culture and a commitment to empowering our people, we provide opportunities for approximately 12,000 associates, both full and part-time, consisting of approximately 4,500 in the U.S. and 7,500 internationally. From our innovative product designers and developers working behind the scenes, to our dynamic retail store associates—and everyone in between—we are committed to making sure their diverse voices are valued, ideas are elevated, and excellence is rewarded.

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
Learning and Development
We are committed to the growth and development of our employees and offer a wide range of training programs for all levels. In addition to receiving ongoing on-the-job training and coaching, our employees can build skills and prepare for the future through our HR training portal. In fiscal 2024, we continued to add new courses and trainings, many of which focus on remote working skills, as well as diversity and inclusion education. We also support learning beyond our walls through our tuition assistance program. These collective learning and development programs help foster career mobility for our employees, while simultaneously allowing us to fill open positions with existing employees who know our company best.
Employee Safety and Well-Being
We are committed to the safety, health, and overall well-being of each of our employees and their families, providing a wide array of physical, emotional and social support. Our GUESS Wellness 360 online portal in the U.S. offers our employees physical and mental wellness support using challenges, contests, and prizes.
Compensation and Benefits
We are committed to providing competitive compensation and benefits to attract and retain a diverse and talented workforce. We are also committed to maintaining pay parity throughout our organization, conducting annual assessments. We offer a wide array of both employer-paid and employee-paid benefits to support our employees' overall financial, physical, and mental well-being, including, but not limited to, healthcare, retirement savings, paid time off, temporary leave, and flexible work arrangements. We also provide our employees a merchandise discount on most of our products.
Sustainability and Climate Change
In fiscal 2024, we released our latest Environmental, Social, and Governance (“ESG”) report entitled “Our best today, better tomorrow”, our fifth sustainability report covering fiscal 2022 and fiscal 2023, written in accordance with standards of the Global Reporting Initiative (“GRI”) Universal Standard Sustainable Accounting Standards Board (“SASB”) Apparel, Accessories & Footwear Sustainability Accounting Standard, and the Multiline and Specialty Retailers & Distributors Sustainability Accounting Standard and World Resource Institute/World Business Council for Sustainable Development Greenhouse Gas Protocol (“GHG Protocol”): A Corporate Accounting and Reporting Standard, Revised Edition, including the GHG Protocol Scope 2 Guidance, an amendment to the GHG Protocol Corporate Standard. The publication of “Our best today, better tomorrow” is a milestone achievement for us, marking the successful completion of a double materiality assessment and a reasonable assurance engagement examining the metrics and disclosures in this ESG report.
The report shares our significant progress on ESG topics since our first sustainability plan launched in 2016 and showcases our refined ESG strategy ACTION GUESS. The ESG report also provides information about our current and future activities which includes, among others, reducing greenhouse gas (“GHG”) emissions with Science Based Targets, transitioning to more sustainable and recycled materials, and continuing our commitment to circular fashion.
The “Our best today, better tomorrow” ESG report is available at http://sustainability.guess.com. We plan to release our next ESG report in summer 2025, covering fiscal 2024 and fiscal 2025, which will also be available on our website at the foregoing link. This site provides information on our policies, social impact and environmental programs, as well as our sustainability strategy, data and reporting. The information contained on, or that may be accessed through, our websites is not incorporated by reference into, and is not a part of, this Annual Report.
Strengthening Sustainability Oversight
We are committed to good governance and sustainability oversight at every level, ethics in every business facet, and transparency in sustainability reporting. During fiscal 2024, we further engaged with the Board of Directors on ESG priorities, risks, and opportunities. We continue to ensure all operations and businesses are conducted ethically, both with internal personnel and external business partners, and all of our directors, officers, and associates are held to our Code of Ethics.
Additionally, in the ACTION GUESS strategy, we committed to connecting ESG priorities with business performance incentive and evaluation metrics. Our Sustainability and ESG Team ensures that environmental and social responsibility is embedded into decision-making processes. In addition, we have implemented a rigorous internal auditing program, covering our sustainability metrics and performance data to ensure complete, accurate, and balanced ESG reporting. With our continuous effort, since fiscal 2020 we continued to undergo a third-party reasonable assurance examination indicating our sustainability report was prepared in accordance with the GRI, SASB and GHG Protocol.
Protecting Our Environment
We are committed to protecting our environment and addressing climate change issues through product responsibility, water stewardship, and GHG emissions reduction. We understand sustainably sourced materials are the key to ensuring product responsibility. Lifecycle analyses have shown that fiber and fabric production make up about half of our apparel’s environmental impact. To that end, we have been working with our vendors to incorporate more sustainable materials and practices. By setting sustainability goals to increase use of responsible materials and promote circular fashion, and by following the GUESS Eco material sourcing guide, we source over 28% sustainable materials across all brands within our product portfolios in the Americas and Europe.
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
Historically, denim production factories require the use of many chemicals, which could impact a factory’s wastewater discharge. In fiscal 2019, we established the GUESS Water Action Plan to address each phase of the denim lifecycle to prioritize water savings and improve water quality while providing water education and community engagement. With our commitments in adopting water-saving denim technology and managing environmental impacts in our supply chain, over 40% of our denim across all brands within our product portfolios in the Americas and Europe meets our GUESS Eco guidelines and approximately 100% of our key laundries completed the Higg Facility Environmental Module survey.
Our strategy in managing GHG emissions includes meeting our carbon footprint goals and setting Science Based Targets. We are now pursuing our Science Based Targets for GHG emissions, which were approved by the Science Based Targets Initiative in fiscal 2021. We remain committed to a 50% reduction of absolute Scope 1 and 2 emissions, as well as an ambitious 30% reduction of absolute Scope 3 emissions by 2030. In fiscal 2023, we continued purchasing renewable energy, solar and wind in the Americas, Europe and Asia, equivalent to power approximately 25% of our stores globally. We replicated the same in fiscal 2024 while working on a long term strategy to reduce our GHG emissions. We will also continue implementing a variety of energy efficiency and renewable energy strategies and working with our key vendors to implement energy efficiency and renewable energy plans.
Government Regulations
As a company with global operations, we are subject to various federal, state, local and foreign laws, regulations and ordinances. Compliance with these laws, regulations and ordinances has not had, and is not expected to have, a material impact on our earnings, competitive position or capital expenditures.
Website Access to Our Periodic SEC Reports
Our investor website can be found at http://investors.guess.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished to the SEC pursuant to Section 13(a) or 15(d) of the Exchange Act, are available at our investor website, free of charge, as soon as reasonably practicable after we electronically file them with, or furnish them to, the SEC. In addition, the charters of our Board of Directors’ Audit, Compensation and Nominating and Governance Committees, as well as the Board of Directors’ Governance Guidelines and our Code of Ethics are posted on our investor website.
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
As a result of our large and growing international operations, we face the possibility of greater losses from risks inherent in doing business in international markets and from factors beyond our control. Such factors that could harm our results of operations and financial condition include, among other things: (i) political instability, war or acts of terrorism, which disrupt trade with the countries where we operate or in which our contractors, suppliers or customers are located and increase our supply chain costs; (ii) recessions and volatility in domestic and foreign economies; (iii) the economic impact of global health crises; (iv) reduced global demand in our industry resulting in the closing of manufacturing facilities; (v) challenges in managing dispersed foreign operations; (vi) local business practices that do not conform to our legal or ethical guidelines; (vii) adoption of additional or revised quotas, restrictions or regulations relating to imports or exports; (viii) additional or increased customs duties, tariffs, taxes and other charges on imports or exports; (ix) anti-American sentiment in foreign countries where we operate resulting from actual or proposed changes to U.S. immigration and travel policies or other factors; (x) delays in receipts due to our distribution centers as a result of labor unrest, increasing security requirements or other factors at U.S. or other ports; (xi) fluctuations in the value of the dollar against foreign currencies; (xii) increased difficulty in protecting our intellectual property rights in foreign jurisdictions; (xiii) social, labor, legal or economic instability in the foreign markets in which we do business, which could influence our ability to sell products in, or distribute products from, these international markets; (xiv) restrictions on the transfer of funds between the U.S. and foreign jurisdictions; (xv) our ability and the ability of our international retail store licensees, distributors and joint venture partners to locate and continue to open desirable new retail locations; (xvi) restrictions on the repatriation of funds held internationally and (xvii) natural disasters or public health crises in areas in which our contractors, suppliers, or customers are located.
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
Since the majority of our international operations are conducted in currencies other than the U.S. dollar (primarily the euro, British pound, Canadian dollar (CAD), Chinese yuan, Japanese yen, Korean won, Mexican peso, Polish zloty, Russian rouble and Turkish lira), currency fluctuations can have a significant impact on the translation of our international revenues and earnings (loss) into U.S. dollars. These amounts could be materially affected by the strengthening of the U.S. dollar, negatively impacting our results of operations, earnings and our ability to generate revenue growth. Furthermore, our products are typically sourced in U.S. dollars and the cost of these products may be affected by changes in the value of the applicable local currencies. Changes in currency exchange rates may also affect the U.S. dollar value of the foreign currency denominated prices at which our international businesses sell products. Our future financial results could be significantly affected by the value of the U.S. dollar in relation to the foreign currencies in which we conduct business, and the speed at which these fluctuations occur. For example, sanctions imposed in response to Russia’s invasion of Ukraine, and subsequent downgradings by Fitch and Moody’s of Russia’s sovereign debt to “junk” status, have resulted in record lows of the Russian rouble against the U.S. dollar. If the U.S. dollar strengthens relative to the respective fiscal 2024 foreign exchange rates, foreign exchange could negatively impact our revenues and operating results, as well as our international cash and other balance sheet items during fiscal 2025, particularly in Europe (primarily the euro, British pound, Turkish lira and Russian rouble), Canada and Mexico.
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
Extreme weather conditions in areas in which our retail stores and wholesale doors are located, particularly in markets where we have a concentration of locations, could adversely affect our business. For example, heavy snowfall, rainfall or other extreme weather conditions, such as hurricanes or deep freezes, sometimes makes it difficult or less desirable for our staff and customers to travel to our stores. If these disruptions are widespread or extend for long periods, our sales and profitability could be materially adversely affected. Our business is also susceptible to unseasonable weather conditions, including conditions resulting from climate change. For example, extended periods of unseasonably warm or prolonged periods of unseasonably cold temperatures during the winter season or cool weather during the summer season could render a portion of our inventory incompatible with those unseasonable conditions. Reduced sales from extreme or prolonged unseasonable weather conditions could have a material adverse effect on our results of operations, financial condition and cash flows.
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
A significant portion of our product sales are generated outside of the U.S. In fiscal 2024, approximately 77% of our consolidated net product sales was generated by sales from outside of the U.S. In the long-term, we anticipate these international revenues will continue to grow as a percentage of our total business. The current political landscape has introduced greater uncertainty with respect to future income tax and trade regulations for U.S. companies with significant business and sourcing operations outside the U.S.
During fiscal 2024, we sourced most of our finished products with partners and suppliers outside the U.S., primarily in China, and we continued to design and purchase fabrics globally. While we have been reducing our dependency on China sourcing, particularly for our U.S. business, and mitigating tariff-related risks, the ongoing economic conflict between the U.S. and China has resulted in increased tariffs being imposed on goods we import from China. We cannot predict whether, and to what extent, there may be changes to international trade agreements, such as those with China, or whether quotas, duties, tariffs, exchange controls or other restrictions will be changed or imposed by the U.S. or by other countries. If we or our vendors or product licensees are unable to obtain raw materials or finished goods from the countries where we or they wish to purchase them, either because of such regulatory changes or for any other reason, or if the cost of doing so should increase, it could have a material adverse effect on our results of operations and financial condition.
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
Additionally, the Organization for Economic Cooperation and Development (“OECD”) has released certain guidelines, including the Base Erosion and Profit Shifting “Pillar 2” guidelines. The OECD Pillar 2 guidelines address the increasing digitalization of the global economy, re-allocating taxing rights among countries. The European Union, many other member states and various other governments have adopted, or are in the process of adopting, Pillar 2, which calls for a global minimum tax of 15% to be effective for tax years beginning in 2024. The OECD guidelines published to date include transition and safe harbor rules around the implementation of the Pillar 2 global minimum tax. We are monitoring developments and evaluating the impacts these new rules will have on our tax rate, including eligibility to qualify for these safe harbor rules.
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
Our operations in Russia, Belarus, and Ukraine represented less than 4% of the Company’s total revenue for fiscal 2024, with our operations in Russia comprising over 90% of this total revenue. As of February 3, 2024, our total assets in Russia, all of which are held by Guess CIS, represented less than 2% of our total assets, consisting primarily of leasehold right of use assets, store inventory, furnishings and fixtures and receivables. We only maintain inventory in Russia in an amount sufficient for operating our Russian retail stores. We do not maintain inventory or hold any other significant assets in Belarus or Ukraine.
The imposition of the current or possible future additional export controls and economic sanctions on transactions with Russia and Russian entities could limit or prevent us from (i) operating all or a portion of our business in Russia, (ii) performing under existing contracts involving our Russia business or (iii) pursuing new business opportunities or maintaining adequate insurance coverage to protect our products and facilities in Russia. Additionally, the war in Ukraine could disrupt the operations of our distributor in that region and surrounding regions. Any of the foregoing could adversely affect our business, supply chain, partners or customers. In addition, the war between Russia and Ukraine could lead to disruption, instability and volatility in global markets and industries that could negatively impact our operations. The scope of the impact of sanctions, export controls and the ongoing war in Ukraine is impossible to predict at this time, and could have an adverse impact on our business.
Risks Related to our Business Strategy
If we fail to successfully execute growth initiatives, including completion or integration of acquisitions and alliances, our business and results of operations could be harmed.
We regularly evaluate strategic acquisitions and alliances and pursue those that we believe will support and contribute to our overall growth initiatives and/or will leverage our global infrastructure and network of licensees and wholesale partners. For example, in February 2024, we, along with global brand management firm WHP, entered into an agreement to acquire lifestyle apparel and accessories brand rag & bone, with Guess? to acquire all of the rag & bone operating assets and Guess? and WHP to jointly own rag & bone’s intellectual property.
These efforts place increased demands on our managerial, operational and administrative resources that could prevent or delay the successful opening of new stores and the identification of suitable licensee partners, adversely impact the performance of our existing stores and adversely impact our overall results of operations. In addition, acquired businesses and additional store openings may not provide us with increased business opportunities as consumer preferences for in-person shopping has shifted to online shopping, or result in the growth we anticipate, particularly during economic downturns. Furthermore, integrating acquired operations (including existing licensees or joint venture partners) is a complex, time-consuming and expensive process. We may not be able to successfully integrate acquired personnel, operations, and technologies, or effectively manage the combined business following an acquisition. We also may not achieve the anticipated benefits from such acquisitions. Failing to acquire and successfully integrate complementary businesses, or to achieve the business synergies or other anticipated benefits of acquisitions or joint ventures, could materially adversely affect our business and results of operations.
We may fail to realize the benefits expected from our acquisition of rag & bone, and we may not be successful in our strategic partnership with WHP, which could adversely affect our business and stock price.
The anticipated benefits from our planned acquisition of rag & bone and our partnership with WHP may not materialize as expected, including our plans with respect to rag & bone’s intellectual property and expanding the brand’s product and market internationally. Our management team has limited experience in integrating acquisitions, including addressing the challenges of integrating management teams, strategies, cultures and organizations of two companies. Further, our management team’s experience monetizing and managing Guess’ existing intellectual property and expanding Guess’ brands internationally may not translate to the rag & bone business, and we may fail to achieve the expected benefits of the acquisition and partnership, we may experience unanticipated challenges or delays, and the integration or expansion may prove to be more costly than anticipated. Even if successful, the integration of rag & bone may divert management’s attention and other resources away from our existing operations and other opportunities. Additionally, the acquisition may not be well received by the customers or employees of either company, which could hurt our brand and result in the loss of key employees. If we do not realize the intended benefits of the rag & bone acquisition or if the acquisition fails or fails to generate expected financial results, our business may suffer.
Although we will have a 50% ownership interest in the joint venture that owns rag & bone’s intellectual property, WHP will have a controlling voting interest in the joint venture and will therefore have ultimate control over rag & bone’s intellectual property, subject to our license agreement with the joint venture.
We have invested, and expect to continue to invest, a substantial amount of time, resources and efforts in connection with our joint venture with WHP, which may divert resources away from our other initiatives and operations. These efforts may not result in additional products, efficiencies or revenues for our Company, which could adversely affect our business, operating results and financial condition.
If we do not successfully manage the challenges associated with the acquisition and partnership, we may not achieve the anticipated benefits of either or both of the acquisition or partnership. Moreover, we may not be able to achieve our expected synergies without increases in costs or other difficulties.
We may be unsuccessful in implementing our plans to open and operate new stores, which could harm our business and negatively affect our results of operations.
New store openings have historically been an important part of the growth of our business. To open and operate new stores successfully, we must: (i) identify desirable locations, the availability of which is out of our control; (ii) negotiate acceptable lease terms, including desired tenant improvement allowances; (iii) efficiently build and equip the new stores; (iv) source sufficient levels of inventory to meet the needs of the new stores; (v) hire, train and retain competent store personnel; (vi) successfully integrate the new stores into our existing systems and operations; and (vii) satisfy the fashion preferences of customers in the new geographic areas. Additionally, as part of our acquisition of rag & bone, we expect to acquire approximately 36 stores. While we expect to continue operating these stores without disruption, the expected benefits of these new stores may not be realized fully, if at all, or take longer than anticipated to achieve.
Any of these challenges could delay our store openings, prevent us from completing our store opening plans or hinder the operations of stores we open or acquire. These challenges could be even more pronounced in foreign markets due to unfamiliar local regulations, business conditions and other factors. Once open, we cannot be sure that our new stores will be profitable. Unfavorable economic and business conditions and changing consumer preferences could also interfere with our store opening plans.
We face risks associated with our joint ventures and strategic partnership investments.
We have entered, and may in the future enter, into joint ventures and strategic partnerships, including our joint venture with WHP. Although we take steps to carefully select our partners, such arrangements may not be successful. These joint ventures and investments involve risks that our joint venture or strategic investment partners may:
•have economic or business interests or goals that are inconsistent with or adverse to ours, such as the licensing of intellectual property to other parties, the pricing of products or the offering of competitive products;
•take actions contrary to our requests or contrary to our policies or objectives, including actions that may violate applicable law;
•be unable or unwilling to fulfill their obligations to us, including under the relevant joint venture agreements;

•have financial or business difficulties;
•take actions that may harm our reputation; or
•have disputes with us as to the scope of their rights, responsibilities and obligations.
In certain cases, including in the case of our joint venture with WHP, joint ventures and strategic partnership investments may present us with a lack of ability to fully control all aspects of their operations, including due to veto rights. We also may not have full visibility or influence with respect to all operations, customer or vendor relations, compliance practices, or other important business processes.
Our present or future joint ventures and strategic partnership investment projects may not be successful. We may have disputes or encounter other problems with respect to our present or future joint venture or strategic investment partners or our joint venture or strategic partnership investment agreements may not be effective or enforceable in resolving these disputes or we may not be able to resolve such disputes and solve such problems in a timely manner or on favorable economic terms, or at all. Any failure by us to address these potential disputes or conflicts of interest effectively could have a material adverse effect on our business, prospects, financial condition, results of operations, cash flows, as well as the trading price of our securities.
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
Unfavorable economic conditions, changing shopping patterns, including shifts in consumer preferences from in-person shopping to online shopping, changing demographic patterns and other factors have adversely affected customer traffic in mall and outlet centers. This, in turn, has resulted in significant pricing pressures and a highly promotional retail environment in the apparel sector. Should these trends continue or worsen, or should we fail to effectively market our products in these conditions, it could negatively impact our sales, increase pressure on our margins, leave us with excess inventory, cause a decline in profits and negatively impact our liquidity.
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
Inflation can have a long-term impact on us because increasing input costs may impact our ability to maintain satisfactory margins. For example, we have recently experienced significant inflation in labor, materials and shipping costs. The cost of the materials that are used in our manufacturing process, such as oil-related commodity prices and other raw materials, including cotton, dyes and chemicals, and other costs, such as fuel, energy and utility costs, can fluctuate as a result of inflation, supply chain disruptions, including due to the ongoing war in Ukraine and Gaza, the Red Sea crisis, and other factors. Similarly, a significant portion of our products are manufactured in other countries and declines in the value of the U.S. dollar may result in higher manufacturing costs. In addition, sudden decreases in the costs for materials may result in the cost of inventory exceeding the cost of new production, which could result in lower profitability, particularly if these decreases result in downward price pressure. Furthermore, any price increases to mitigate inflationary pressures may lower consumer demand for our products. If, in the future we incur volatility in the costs for materials, labor and freight that we are unable to offset through price adjustments or improved efficiencies, or if our competitors’ unwillingness to follow our price changes results in downward price pressure, our business, results of operations, financial condition and cash flows may be adversely affected.

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
We are subject to risks associated with public health crises, including pandemics, epidemics, and other outbreaks of contagious diseases.
We are subject to risks associated with public health crises. For example, the COVID-19 pandemic had a material adverse effect on our business. Other future public health crises, including any future outbreaks of COVID-19 or other contagious diseases, could have a similar material adverse impact on our business. Financial and operational impacts that we experienced in connection with the COVID-19 pandemic, and may experience as a result of future COVID-19 outbreaks or other public health crises, include:
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
Our ability to maintain our reputation is critical. Our reputation could be jeopardized if we or our third-party providers fail to maintain high standards for merchandise quality and integrity. Any negative publicity about these types of concerns may reduce demand for our merchandise. Failure by us or our third-party providers to comply with ethical, social, product, labor, health and safety or environmental standards could also jeopardize our reputation and potentially lead to adverse consumer actions, including boycotts. They could also impact investment decisions by investors, including some large institutional investors and funds, which could negatively impact our stock price. With the increased proliferation of social media, public perception about products, business practices, stores or brand, whether justified or not, could impair our reputation, involve us in litigation, damage our brand and have a material adverse effect on our business. Additionally, actions taken by our employees or individuals that we partner with, such as brand representatives, influencers or our associates, that fail to represent our brand in a manner consistent with our brand image, whether through our social media platforms or their own, could harm our brand reputation and materially impact our business. Failure to comply with local laws and regulations, to maintain an effective system of internal controls or to provide accurate and timely financial information could also hurt our reputation. Damage to our reputation or loss of consumer confidence for any of these or other reasons could have a material adverse effect on our results of operations and financial condition, as well as require additional resources to rebuild our reputation.
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
The expectations related to environmental, social and governance matters are rapidly evolving, and we announce initiatives and goals related to environmental, social and governance matters from time to time. We could fail in achieving our environmental, social and governance initiatives or goals or fail, or be perceived to fail, to act responsibly in our environmental, social and governance efforts or in accurately reporting our progress on our initiatives and goals. In addition, we could be criticized for the scope of such initiatives or goals. In any such events, we could suffer negative publicity and our reputation could be adversely impacted, which in turn could have a negative impact on investor perception and our products’ acceptance by consumers. This may also impact our ability to attract and retain talent to compete in the marketplace. Conversely, backlash against our environmental, social and governance initiatives and commitments may harm our reputation among other stakeholders and expose us to related liabilities.
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
In fiscal 2024, approximately 81% of our net royalties were derived from our top five licensed product lines. A decrease in customer demand for any of these product lines could have a material adverse effect on our results of operations and financial condition. In addition, purchases from our top two licensees in fiscal 2024 accounted for almost 43% of our total inventory purchases. Although we believe we could replace existing licensees if necessary, we may have a negative impact during the transition period. Our inability to replace existing licensees could adversely affect our revenues and results of operations.
Our success depends on the strength of our relationships with our suppliers and manufacturers.
The majority of our finished goods are sourced from partners and suppliers located in over 20 countries outside the U.S. In fiscal 2024, over one-third of these products were sourced from partners and suppliers based in China. Our two largest suppliers, which were licensee partners, accounted for approximately 43% of our purchases of finished goods in fiscal 2024.
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
Risks Related to Data Privacy and Cybersecurity
A cybersecurity incident or failure to comply with confidentiality and data privacy obligations could damage our reputation and customer relationships, expose us to litigation risk and potential fines and adversely affect our business.
As part of our normal operations, we collect, process, transmit and where appropriate, retain certain sensitive and confidential employee and customer information, including credit card information. There is significant concern by consumers and employees over the security of personal information, consumer identity theft and user privacy. Despite the security measures we have implemented, our facilities and systems, and those of our third-party service providers, are vulnerable to cybersecurity incidents, including security breaches, acts of vandalism, computer viruses, misplaced or lost data, programming and/or human errors, or other similar events. We (or third parties we rely on) may not be able to fully, continuously, and effectively implement cybersecurity controls as intended. We utilize a risk-based approach to determine which security controls to implement and it is possible that we may not implement appropriate controls if we do not recognize, or we underestimate, a particular cybersecurity risk. In addition, cybersecurity controls, no matter how well designed or implemented, may only mitigate, and not fully eliminate, risks. Events, when detected by security tools or third parties, may not always be immediately understood or acted upon. Additionally, external events, like the ongoing wars in Ukraine and Gaza and the Red Sea crisis, can increase the likelihood of cybersecurity incidents. As security breaches at prominent retailers and other large institutions have become more common, the media and public scrutiny of information security and privacy has become more intense and the regulatory environment has become more stringent. Any security breach involving the misappropriation, loss or other unauthorized disclosure of confidential customer or employee information, whether by us, our vendors, or another party with access to our information systems, could result in significant legal and remediation expenses, severely damage our reputation and our customer relationships, harm sales, expose us to risks of litigation and liability and result in a material adverse effect on our business, financial condition and results of operations. Additionally, changing privacy laws in the United States, Europe and elsewhere, including the California Consumer Privacy Act, which created an array of consumer privacy rights and business obligations with regard to the collection and sale of personal information, and other similar state laws, and the General Data Protection Regulation (“GDPR”), adopted in the European Union, which created individual privacy rights and imposed increased obligations on companies handling personal data. Consequently, we may incur significant costs related to complying with laws regarding the protection and unauthorized disclosure of personal information. A failure to comply with the stringent rules of the GDPR or state privacy laws could result in material fines.
Our business could suffer if our information systems or websites are disrupted or cease to operate effectively.
The efficient operation of our business is dependent on our computer and information systems. We rely heavily on our merchandise management and enterprise resource planning systems used to track sales and inventory and manage our supply chain. In addition, we have e-commerce and other Internet websites worldwide. Our e-commerce operations are a critical element of our long-term growth strategy and are vital to the success of our business. Given the complexity of our business it is imperative that we maintain constant operation of our information systems. Despite our preventative efforts, our information systems are vulnerable to damage or interruption from, among other things, ineffective upgrades, ineffective support from third-party vendors, difficulties in replacing or integrating new systems, security breaches, computer viruses, natural disasters and power outages. Any such problems or interruptions could result in incorrect information being supplied to management, inefficient ordering and replenishment of products, loss of orders, significant expenditures, disruption of our operations, inability to produce accurate financial statements, improper access to or disclosure of personally identifiable or proprietary information and other adverse impacts to our business. While we do occasionally experience damage or interruption to our systems, we are not aware of any such events in the past that have had a material adverse impact on our business, financial condition or results of operations. It is possible, however, that future events resulting in damage or interruption to our systems could materially adversely impact our business, financial condition or results of operations.
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

Our Americas Wholesale business is highly concentrated. If any large customer decreases its purchases or experiences financial difficulties, our results of operations and financial condition could be adversely affected.
In fiscal 2024, our three largest Americas Wholesale customers accounted for a total of approximately 4.1% of our consolidated net revenue. Continued consolidation in the retail industry could further decrease the number of, or concentrate the ownership of, stores that carry our products and our licensees’ products. In recent years, there has been a significant increase in the number of designer brands seeking placement in department stores, which makes any one brand potentially less attractive to department stores. If any one of our major wholesale customers decides to decrease purchases from us, to stop carrying our products or to carry our products on less favorable terms, our sales and profitability could significantly decrease. Similarly, some retailers have recently experienced significant financial difficulties, which in some cases have resulted in bankruptcy, liquidation and store closures. Financial difficulties of one of our major customers could result in reduced business and higher credit risk with respect to that customer. Any of these circumstances could ultimately have a material adverse effect on our results of operations and financial condition.
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
We are subject to periodic litigation and regulatory proceedings, which could result in substantial charges, as well as the diversion of time and resources.
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
The efficient operation of our global retail and wholesale businesses depends on the timely importation, customs clearance, and receipt of merchandise to and from distribution centers and our ability to efficiently process such merchandise. We receive merchandise at our distribution facilities and deliver merchandise to our stores and wholesale customers using independent third parties who import as well as transport goods. The independent third parties and entities on which they rely have employees which may be represented by labor unions. Disruptions in the delivery of merchandise caused by importation delays, work stoppages by employees or contractors of any of these third parties or geopolitical conflicts could delay the timely receipt of merchandise. For example, the ongoing Red Sea crisis has disrupted global supply chains and increased freight costs. The Red Sea crisis has caused, and is expected to continue to cause, disruptions in the delivery of our merchandise. Any failure by us or our third-party providers to adapt to the Red Sea crisis or any other events impacting our supply chain or to otherwise respond adequately to our distribution needs could disrupt our business.
A disruption impacting our warehouse or distribution facilities could have a material adverse impact on our sales and operating results.
Our U.S. business relies primarily on a single distribution center located in Louisville, Kentucky to receive, store and distribute merchandise to our U.S. retail stores, wholesale customers and e-commerce customers. Distribution of our products in Canada is handled primarily from two distribution centers in Montreal, Quebec. In Asia, we utilize several third-party operated distribution warehouses that service the Asia region. In Europe, distribution of our products is handled by third-party distributors through distribution facilities in Italy, the Netherlands, Poland and Spain. We continue to optimize our logistic network in Europe. Additionally, we are transitioning the operation of our U.S. distribution center in Louisville, Kentucky, which is currently owner-operated, to a third-party logistics provider. This transition from an owner-operated warehouse to a third-party logistics provider may cause interruptions to this U.S. warehouse as we transition employees, systems and technology. We may experience a shortage of labor, interruptions in our business systems or delays as a result of this transition. Because the third-party logistics provider operates a significant number of our other warehouses in Europe and elsewhere, we are also subject to concentration risks as a result of this transition, and any disruptions, delays or other events impacting the business of the third-party logistics provider may have a significant impact on our business, including our ability to timely fulfill orders.
Any significant interruption in the operation of any of our warehouse or distribution centers due to natural events (including public health crises), weather conditions, accidents, system failures, capacity issues, labor issues, relationships with our third-party warehouse operators or landlords, failure to successfully complete or delays in optimizing our logistics network, new providers, and/or new distribution systems or other unforeseen causes could have a material adverse effect on our ability to efficiently manage the volume and/or costs associated with the distribution of our products without encountering shipment delays or wholesale order cancellations. As previously noted, we have recently experienced, and expect to continue to experience, significant inflation in labor, materials and shipping costs. The increase of online shopping driven by changes in consumer shopping preferences has amplified certain of these risks resulting in capacity constraints. Such events could negatively impact our sales, inventory positions, operating results and customer relations.

Risks Related to Credit, Indebtedness and Investment in our Stock
We may be unable to raise the funds necessary to repurchase our $48 million 2.0% convertible senior notes due 2024 or our $340 million 3.75% convertible senior notes due 2028 for cash following a fundamental change, or to pay any cash amounts due upon conversion, and our other indebtedness may limit our ability to repurchase the Notes or pay cash upon their conversion.
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
The conversion features of the Notes, if triggered, may adversely affect our financial condition and results of operations.
The 2028 Notes are subject to a conditional conversion feature that, if triggered, would entitle the noteholders to convert their 2028 Notes at any time during specified periods into cash, shares of our common stock, or a combination of cash and shares of our common stock, at our option. In addition, the 2024 Notes, which will mature on April 15, 2024, are currently convertible at the option of a noteholder. We expect the 2024 Notes will be converted by noteholders and, upon conversion, we will settle the principal amount thereof in cash and any excess in shares. While we also intend to settle the principal amount of the 2028 Notes in cash and any excess in shares, if one or more noteholders elect to convert the 2028 Notes prior to the maturity date, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock, we would be required to settle all or a portion of the conversion obligation through the payment of cash earlier than the maturity date of the 2028 Notes, which could adversely affect our liquidity. In addition, even if noteholders do not elect to convert their 2028 Notes, if the conditional conversion features of the 2028 Notes are satisfied, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the 2028 Notes as a current liability, which would result in a material reduction of our net working capital.
The Notes’ hedge and warrant transactions may affect the value of the Notes and our common stock.
In connection with the offering of the 2024 Notes and the 2028 Notes, we entered into convertible note hedge transactions with hedge counterparties. At the time of each offering, the applicable convertible note hedge transactions covered, subject to anti-dilution adjustments substantially similar to those applicable to the respective Notes, the number of shares of common stock that initially underlay the Notes. Concurrently with the convertible note hedge transactions related to each offering, we also entered into warrant transactions with the hedge counterparties relating to the same number of shares of our common stock, subject to customary anti-dilution adjustments. In connection with the retirement of $184.9 million and $67.1 million in principal amount of the 2024 Notes in April 2023 and January 2024, respectively, we entered into Partial Termination Agreements with the relevant hedge counterparties to unwind a portion of the convertible note transactions and warrant transactions we initially entered into in connection with the issuance of the 2024 Notes. The notional amount of the remaining portion of the convertible note hedge transactions and warrant transactions in connection with the 2024 Notes corresponded to the approximately $48.1 million in aggregate principal amount of the 2024 Notes that remained outstanding at that time. The convertible note hedge transactions are expected generally to reduce the potential dilution upon conversion of the Notes and/or offset any cash payments we are required to make in excess of the principal amount of converted Notes, as the case may be. However, the warrant transactions could separately have a dilutive effect on our common stock to the extent that the market price per share of our common stock at maturity exceeds the strike price of the warrants.
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
As of February 3, 2024, we had approximately $16.4 million of secured indebtedness, $421.9 million of senior unsecured indebtedness at maturity and approximately $272.8 million of trade payables on a consolidated basis.
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
The accounting method for reflecting the shares of our common stock underlying the Notes in our reported diluted earnings per share and reflecting the 2028 Notes on our balance sheet may adversely affect our reported earnings and financial condition.
In August 2020, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance requiring, among other things, that the “if-converted” method be applied for all convertible instruments (the treasury stock method is no longer available) and removes the ability to rebut the presumption of share settlement for contracts that may be settled in cash or stock. We adopted this guidance on January 30, 2022 using the modified retrospective transition method, which allows for a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption and does not require retrospective adjustments to prior periods. Under this new accounting guidance, diluted earnings per share will generally be calculated assuming all the

Notes were converted solely into shares of common stock at the beginning of the reporting period, unless the result would be antidilutive. Accordingly, unless the result would be antidilutive, among other impacts, we expect application of the if-converted method will result in an increase of approximately 15.9 million shares in our diluted weighted-average shares of common stock outstanding for the purposes of calculating diluted earnings per share, which will reduce our reported diluted earnings per share in the future.
Furthermore, if any of the conditions to the convertibility of the 2028 Notes is satisfied, then we may be required under applicable accounting standards to reclassify the liability carrying value of the 2028 Notes as a current, rather than a long-term, liability. This reclassification could be required even if no noteholders convert their 2028 Notes and could materially reduce our reported working capital.
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
After effectuating the convertible note hedge transactions, we used substantially all of the net proceeds of the Notes offering to repurchase shares of our common stock pursuant to our 2012 $500 million share repurchase program. Some of these transactions were effected by repurchases from purchasers of the Notes in privately negotiated transactions through the initial purchaser or its affiliate, as our agent, concurrently with the closing of the Notes offering. During fiscal 2022, our Board of Directors terminated this previous share repurchase program and authorized a new $200 million share repurchase program (the “2021 Share Repurchase Program”). On March 14, 2022, the Board of Directors expanded the 2021 Share Repurchase Program authorization by $100 million. In connection with this expanded authorization, on March 18, 2022, we entered into an accelerated share repurchase (“2022 ASR Contract”) arrangement to repurchase an aggregate of $175 million of our common stock. During January 2024, the Board of Directors expanded the repurchase authorization by approximately $1.4 million to cover the repurchases associated with the issuance of the Additional 2028 Notes, and such repurchases exhausted the prior share repurchase authorization. In March 2024, the Board authorized a new $200 million share repurchase program (the “2024 Share Repurchase Program”). Accordingly, we may continue to effect repurchases in open market or other transactions from time to time in the future.
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
Fluctuations in quarterly performance including retail comparable sales, sales per square foot, operating margins, timing of wholesale orders, royalty net revenue or other factors could have a material adverse effect on our earnings and our stock price.
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
Our net revenue and operating results have historically been lower in the first half of our fiscal year due to general seasonal trends in the apparel and retail industries. Our retail comparable sales, quarterly results of operations and stock price can also be affected by a variety of other factors, including, but not limited to: (i) shifts in consumer tastes and fashion trends; (ii) the timing of new store openings and the relative proportion of new stores to mature stores; (iii) the timing and effectiveness of planned store closures; (iv) calendar shifts of holiday or seasonal periods; (v) the timing of seasonal wholesale shipments; (vi) the effectiveness of our inventory management; (vii) the effectiveness and efficiency of our product distribution network; (viii) changes in our merchandise mix; (ix) changes in our mix of revenues by segment; (x) the timing of promotional events; (xi) actions by competitors; (xii) weather conditions; (xiii) public health crises; (xiv) changes in the business environment; (xv) inflationary changes in prices and costs; (xvi) changes in the payment of future cash dividends; (xvii) changes in currency exchange rates; (xviii) population trends; (xix) changes in patterns of commerce such as the expansion of e-commerce; (xx) the level of pre-operating expenses associated with new stores; and (xxi) volatility in securities’ markets which could impact the value of our investments in non-operating assets.
An unfavorable change in any of the above factors, among others could have a material adverse effect on our results of operations and our stock price.
We cannot ensure we will continue paying periodic dividends at the current rates or any dividends at all.
We cannot ensure we will continue periodic dividends on our common stock at the current rates, or the payment of any dividends at all. Changes in the amount of, and market perceptions and expectations with respect to, our periodic dividend distributions, may materially affect the price of our common stock and the Notes (as defined below). In addition, pursuant to the terms of the indentures governing our then outstanding Notes, the increases to our quarterly cash dividend in fiscal 2022 and fiscal 2024 and our extraordinary cash dividend in fiscal 2025, required and will require adjustments to the conversion rate (resulting in an increase in the conversion rate) and the conversion price (resulting in a decrease in the conversion price) of the Notes in connection with the payment of those dividends. Refer to “Part IV. Financial Statements - Note 10 - Convertible Senior Notes and Related Transactions” in this Form 10-K for disclosures about the Notes.
Any dividends on our common stock will be paid from funds legally available for such purpose when, as and if declared by our Board of Directors. Holders of our equity securities have no contractual or other legal right to receive dividends. Decisions on whether, when and in what amounts to continue making any future dividend distributions are entirely at the discretion of our Board of Directors, which reserves the right, in its sole discretion, to change or terminate our dividend practices at any time and for any reason without prior notice, including without limitation for any of the following reasons: (i) our cash requirements or plans might change for a wide variety of reasons, including changes in our financial position, capital allocation plans (including a desire to retain or accumulate cash), capital spending plans, stock purchase plans, acquisition strategies, strategic initiatives, debt payment plans (including a desire to maintain or improve credit ratings on our debt securities), debt covenant requirements, pension funding or other benefits payments; (ii) our ability to service and refinance our current and future indebtedness and our ability to borrow or raise additional capital to satisfy our capital needs; (iii) the amount of dividends that we may distribute to our shareholders is subject to restrictions under applicable law and restrictions imposed by our existing or future credit facilities, debt securities, then-outstanding preferred stock securities, if any, leases and other agreements, including restricted payment and leverage covenants; and (iv) the amount of cash that our subsidiaries may make available to us, whether by dividends, loans or other payments, may be subject to the legal, regulatory and contractual restrictions in our outstanding indebtedness. For example, during the first and second quarters of fiscal 2021, we ultimately did not pay a quarterly cash dividend in light of the uncertainties related to the COVID-19 pandemic. While we resumed paying a quarterly dividend in the third quarter of fiscal 2021, and increased the value of our quarterly dividend in November 2021 and May 2023, we may again in the future decide to not declare a cash dividend for an extended period of time, or to decrease the value of any cash dividend that we do declare.
Our Co-Founders own a significant percentage of our common stock. Their respective interests may differ from the interests of our other stockholders.
Our co-founders, Paul Marciano, Chief Creative Officer and Board member, and Maurice Marciano, a former executive officer and Board member of the Company, collectively, beneficially own approximately 46% of our outstanding shares of common stock as of March 11, 2024. In connection with share repurchases by the Company, in April 2023 we entered into voting agreements (as amended in March 2024, the “Voting Agreements”) with each of Maurice Marciano and Paul Marciano pursuant to which they have each agreed to vote a specified portion of their shares of common stock (exceeding 42.75% of their aggregate voting power of shares of our common stock as of the date of the voting agreements) in any stockholder action in accordance with the votes of all of the other stockholders of the Company. The sale or prospect of the sale of a substantial number of the shares beneficially owned by Messrs. Paul or Maurice Marciano could have an adverse impact on the market price of our common stock. Moreover, these individuals may have different interests than our other stockholders or among themselves and, accordingly, they may seek to direct the operations of our business in a manner contrary to the interests of our other stockholders. As long as these individuals beneficially own and have voting power over a significant percentage of our common stock, if aligned, they may effectively be able to: (i) elect our directors; (ii) amend or prevent amendment of our Restated Certificate of Incorporation or Bylaws; (iii) effect or prevent a merger, sale and/or purchase of assets or other corporate transactions; and (iv) control the outcome of any other matter submitted to our stockholders for vote.
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
ITEM 1B.    Unresolved Staff Comments.
None.
ITEM 1C.   Cybersecurity.
Risk Management and Strategy
We have developed an information security program that is designed to address material risks from cybersecurity threats and our cybersecurity risk management processes are integrated into our overall risk management program. The program includes policies and procedures that identify how security measures and controls are developed, implemented, and maintained. A cybersecurity risk assessment, based on an internationally recognized methodology, is conducted annually.
The cybersecurity risk assessment process includes three parts: (1) identification of assets such as information, services, software, and their dependencies, (2) an assessment of the criticality of the assets based on factors of confidentiality, integrity and availability, and (3) an assessment of other criteria to determine the impact a threat can have on each asset and the likelihood that such a threat occurs. Based on the risk assessment process, risk-based analysis, and using an internationally recognized information security framework as a reference, security controls are chosen.
Specific controls that are used to some extent as part of the information security program include endpoint threat detection and response, privileged access management, logging and monitoring involving the use of security information and event management with monitoring by a security operations center, multi-factor authentication, firewalls and intrusion detection and prevention, vulnerability and patch management, and security awareness training for employees and long-term consultants. Third-party security firms are used in different capacities to provide or operate some of these controls and technology systems, including cloud-based platforms and services. For example, third parties are used to conduct independent assessments, such as vulnerability scans and penetration testing. We use a variety of processes to address cybersecurity threats related to the use of third-party technology and services, including pre-acquisition diligence, imposition of contractual obligations, and performance monitoring.
We have a written incident response plan that uses a severity classification process to identify incidents to escalate to executive management and determine whether the impact of the incident is material. We also conduct periodic trainings and tabletop exercises to enhance incident response preparedness. We are a member of an industry cybersecurity intelligence and risk sharing organization. Employees undergo initial cyber security awareness training when hired and maintenance cyber security awareness training annually.
To date, we do not believe that known risks from cybersecurity threats, including as a result of any previous cybersecurity incidents that we are aware of, have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations or financial condition. However, we can give no assurance that we have detected or protected against all cybersecurity incidents or cybersecurity threats. Please refer to the risk factors under the heading “Risks Related to Data Privacy and Cybersecurity” in Part I, Item 1A of this Report for additional information about the risks we face associated with cybersecurity threats.
Governance
The Chief Information Security Officer (CISO) is the management position with primary responsibility for the development, operation, and maintenance of our information security program. The Company’s CISO has cybersecurity experience that includes being a lead auditor for ISO/IEC 27001 with knowledge of both operations and governance. In his previous position as Chief Technology Officer for an international managed security service provider, he worked as Virtual CISO, Incident manager and security auditor for several multinational companies. We have established a Cybersecurity Steering Committee to provide management level oversight of cybersecurity. The Cybersecurity Steering Committee reviews the annual risk assessment and provides comments on the overall information security program. Oversight of the information security program at the Board level sits with the Audit Committee. The CISO provides quarterly updates on the information security program to the Audit Committee and more frequently as circumstances require.

ITEM 2.    Properties.
As of February 3, 2024, all of our principal facilities were leased with the exception of our U.S. distribution center based in Louisville, Kentucky and our administrative office based in Florence, Italy. Certain information concerning our principal facilities is set forth below:

Location	Use	Approximate Area in Square Feet

Lugano (Bioggio)/Stabio, Switzerland	Principal executive and administrative offices, global design, sourcing, marketing and licensing facilities, sales offices and showrooms used by our Europe segment and Corporate support group	235,800
Los Angeles, California, United States	Executive and administrative offices, supporting design, sourcing and licensing facilities, sales offices and warehouse facilities used by our Americas Wholesale, Americas Retail, and Corporate support group	341,700
Piacenza, Italy	Distribution and warehousing facilities used by our Europe segment	592,400
Venlo, Netherlands	Distribution and warehousing facilities used by our Europe segment	507,700
Louisville, Kentucky, United States	Distribution and warehousing facility used by our Americas Wholesale and Americas Retail segments	506,000
Jasin/Katowice, Poland	Distribution and warehousing facilities and administrative offices used by our Europe segment	378,300
Montreal/Toronto/Vancouver, Canada	Administrative offices, showrooms and warehouse facilities used by our Americas Wholesale and Americas Retail segments	205,300
Florence, Italy	Administrative office used by our Europe segment	105,300
Seoul, South Korea	Administrative and sales offices, design facilities and showrooms primarily used by our Korean subsidiary	41,200
Shanghai, China	Administrative offices used by our Asia segment	7,700
Our North American corporate, wholesale and retail headquarters and certain warehouse facilities are located in Los Angeles, California, consisting of four buildings totaling approximately 341,700 square feet (the “North American Corporate Headquarters”) and a parking lot adjacent to the North American Corporate Headquarters. These facilities are leased by us from entities that are owned by or for the benefit of Maurice Marciano and Paul Marciano (the “Principal Stockholders”) pursuant to a lease that expires September 30, 2025, with an additional five-year renewal option to September 30, 2030 at our sole discretion. The related lease liability was approximately $35.5 million as of February 3, 2024.
In addition, through a wholly-owned Canadian subsidiary, we lease warehouse and administrative facilities in Montreal, Quebec from an entity that is owned by or for the benefit of the Principal Stockholders. During August 2023, we entered into a three-year lease extension through August 2026. All other material terms in the previously existing Canada lease (including base rent of approximately CAD$0.6 million ($0.4 million) per year) remain the same. The related lease liability was approximately CAD$1.3 million ($1.0 million) as of February 3, 2024.
Through a French subsidiary, we lease a showroom and office space located in Paris, France from an entity that is owned in part by an entity that is owned by or for the benefit of the Principal Stockholders. During the first quarter of fiscal 2022, we entered into a nine-year lease extension which includes an option for early termination at the end of the third and sixth years. The lease has standard terms with a quarterly base charge plus a variable charge aggregating approximately €0.9 million ($1.0 million) per year (with subsequent annual rent adjustments based on a specific price index). All other material terms in the previously existing Paris lease remain the same. The related lease liability was approximately €4.4 million ($4.8 million) as of February 3, 2024.

Refer to “Part IV. Financial Statements – Note 14 – Related Party Transactions” in this Form 10-K for disclosures about our related party transactions.
Our U.S. distribution center is a fully automated facility based in Louisville, Kentucky. We are transitioning the operation of our U.S. distribution center, which is currently owner-operated, to a third-party logistics provider during the first half of fiscal 2025. Distribution of our products in Canada is handled primarily from two leased facilities based in Montreal, Quebec. Distribution of our products in Europe is handled by third-party distributors. Additionally, we utilize several third-party operated distribution warehouses that service the Asia region.
We lease our showrooms, advertising, licensing, sales and merchandising offices, remote distribution and warehousing facilities and retail and factory outlet store locations under non-cancelable operating lease agreements expiring on various dates through January 2039. These facilities had aggregate real estate lease liabilities as of February 3, 2024 totaling approximately $665.3 million, excluding related party liabilities. See “Part IV. Financial Statements – Note 9 – Lease Accounting” in this Form 10-K for further detail.
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
PART II
ITEM 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market and Shareholder Information
Since August 8, 1996, our common stock has been listed on the New York Stock Exchange under the symbol “GES.” On March 25, 2024, there were 280 holders of record of our common stock.
On March 20, 2024, we announced that our Board of Directors has approved a special cash dividend of $2.25 per share on our common stock and a quarterly cash dividend of $0.30 per share on our common stock. Both dividends will be payable on May 3, 2024 to shareholders of record as of the close of business on April 17, 2024. Decisions on whether, when and in what amounts to continue making any future dividend distributions will remain at all times entirely at the discretion of our Board of Directors, which reserves the right, in its sole discretion, to change or terminate our dividend practices at any time and for any reason without prior notice. The payment of cash dividends in the future will be based upon a number of business, legal and other considerations, including changes in our financial position, capital allocation plans (including a desire to retain or accumulate cash), capital spending plans, stock purchase plans, acquisition strategies, strategic initiatives, debt payment plans (including a desire to maintain or improve credit ratings on our debt securities), debt covenant requirements, pension funding or other benefits payments.

Share Repurchase Program
Our share repurchases during each fiscal month of the fourth quarter of fiscal 2024 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs[3]
October 29, 2023 to November 25, 2023
Repurchase program[1]	—	—	—	$19,748,066
Employee transactions[2]	228	$21.50	—
November 26, 2023 to December 30, 2023
Repurchase program[1]	—	—	—	$19,748,066
Employee transactions[2]	—	—	—
December 31, 2023 to February 3, 2024
Repurchase program[1]	915,467	$23.05	915,467	$—
Employee transactions[2]	113,944	$23.04	—
Total
Repurchase program[1]	915,467	$23.05	915,467
Employee transactions[2]	114,172	$23.04	—
______________________________________________________________________
1During fiscal 2022, the Board of Directors terminated our previous 2012 $500 million share repurchase program (which had $47.8 million capacity remaining) and authorized a new $200 million share repurchase program. During fiscal 2023, the Board of Directors expanded its repurchase authorization by $100 million, leaving a new capacity of $249.0 million at that time. In January 2024, the Board of Directors expanded its repurchase authorization by approximately $1.4 million to cover the repurchases associated with the issuance of the Additional 2028 Notes. As of February 3, 2024, we had no remaining authority under the 2021 Share Repurchase Program to purchase our common stock.
2Consists of shares surrendered to, or withheld by, us in satisfaction of employee tax withholding obligations that occur upon vesting of restricted stock awards granted under our 2004 Equity Incentive Plan, as amended.
3On March 25, 2024, the Board of Directors authorized a new $200 million share repurchase program. Repurchases may be made on the open market or in privately negotiated transactions, pursuant to Rule 10b5-1 trading plans or other available means. There is no minimum or maximum number of shares to be repurchased under the program and the program may be discontinued at any time, without prior notice. We have agreed to use a portion of the authorized share repurchase program to repurchase shares of our common stock in connection with the exchange of 2024 Notes for additional 2028 Notes as described in “Part IV. Financial Statements – Note 23 – Subsequent Events”, which we anticipate will be completed in April 2024.

Performance Graph
The Stock Price Performance Graph below compares our cumulative stockholder return with that of the S&P 500 Index (a broad equity market index) and the S&P 1500 Apparel Retail Index (a published industry index) over the five fiscal years beginning February 2, 2019. The return on investment is calculated based on an investment of $100 at market close on February 2, 2019, with dividends, if any, reinvested. Past performance is not necessarily indicative of future performance.

COMPARISON OF FIVE YEAR TOTAL RETURN
AMONG GUESS?, INC.,
S&P 500 INDEX AND S&P 1500 APPAREL RETAIL INDEX

	Period Ended
Company/Market/Peer Group	2/2/2019	2/1/2020	1/30/2021	1/29/2022	1/28/2023	2/3/2024
Guess?, Inc.	$100.00	$115.42	$127.67	$120.30	$133.80	$141.77
S&P 1500 Apparel Retail Index	100.00	111.02	122.59	136.53	154.25	190.27
S&P 500 Index	100.00	121.56	142.53	172.46	161.03	199.42
ITEM 6.    Reserved.
ITEM 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.
General
Unless the context indicates otherwise, when we refer to “we,” “us,” “our” or the “Company” in this Form 10‑K, we are referring to Guess?, Inc. and its subsidiaries on a consolidated basis.
Business Update, Market Trends and Uncertainties
Macroeconomic conditions, including inflation, higher interest rates, foreign exchange rate fluctuations, declines in consumer spending, the impact of the ongoing conflicts in Ukraine and Gaza and the lingering effects of public health crises continue to negatively impact our business. These conditions have also negatively impacted global supply chains, contributing to industry-wide increases of product and freight costs. We have been working actively to mitigate these headwinds to the extent possible through a number of global supply chain initiatives.
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
Pending Acquisition
On February 16, 2024, we announced a definitive agreement to acquire New York-based fashion brand rag & bone. Under the terms of the agreement, we will acquire all the rag & bone operating assets and assume the related operating liabilities of the business. In addition, a joint venture owned 50% each by us and WHP will acquire rag & bone’s intellectual property.
Since its origins in New York in 2002, rag & bone has established itself as a leader in the American fashion scene, directly operating 34 stores in the U.S. and two stores in the U.K., and also available in high-end boutiques, department stores and through e-commerce globally. As part of the GUESS? portfolio, the rag & bone team will continue to be based in New York City and will operate as an autonomous fashion brand with a focus on continuing to provide unique and timeless collections to its customers.
Concurrent with the closing of the transaction, we plan to enter into a license agreement with our WHP joint venture, which will grant us the exclusive right to use rag & bone intellectual property to manufacture licensed products worldwide and to sell licensed products in specified territories in exchange for our payment of a royalty fee. We expect our joint venture with WHP will enable rag & bone to maximize global expansion by benefiting from both GUESS? and WHP’s platforms and distribution and license partners all over the world.
We expect to contribute approximately $56.5 million for the acquisition, subject to customary closing price adjustments. There is also the potential for an incremental earnout consideration of which we will be responsible for a maximum of $12.8 million, based on preset levels of sales and EBITDA performance over the course of rag & bone's 2024 fiscal year. The acquisition is subject to customary closing conditions and is expected to close during the first quarter of fiscal 2025.

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
Some of our transactions, primarily those in Europe, Canada, China, Hong Kong, Mexico and South Korea are denominated in U.S. dollars, Swiss francs, British pounds and Russian roubles, exposing them to exchange rate fluctuations when these transactions (such as inventory purchases or periodic lease payments) are converted to their functional currencies. As a result, fluctuations in exchange rates can impact the operating margins of our foreign operations and reported earnings (loss), and are largely dependent on the transaction timing and magnitude during the period that the currency fluctuates. When these foreign exchange rates weaken versus the U.S. dollar at the time the respective U.S. dollar denominated payment is made relative to the payments made in the comparable period, our product margins have been and could continue to be unfavorably impacted.
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
During fiscal 2024, the average U.S. dollar rate was stronger against the Turkish lira, Canadian dollar, Russian rouble, Japanese yen, Korean won, and Chinese yuan and weaker against the euro, British pound, Polish zloty and Mexican peso, compared to the average rate in fiscal 2023. Overall this had a minimal favorable impact on the translation of our international revenues and an unfavorable impact on earnings from operations during fiscal 2024 compared to the prior year.
If the U.S. dollar strengthens relative to the respective fiscal 2024 foreign exchange rates, foreign exchange could negatively impact our revenues and operating results, as well as our international cash and other balance sheet items during fiscal 2025, particularly in Europe (primarily the euro, British pound, Turkish lira and Russian rouble), Canada and Mexico. Alternatively, if the U.S. dollar weakens relative to the respective fiscal 2024 foreign exchange rates, our revenues and operating results, as well as our other cash balance sheet items, could be positively impacted by foreign currency fluctuations during fiscal 2025, particularly in these regions. At roughly prevailing exchange rates, we expect currencies to represent a headwind on revenues for fiscal 2025.
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
Transportation. Our inbound and outbound transportation costs vary by the method of shipping, including air, ocean and ground. Each of these methods may be impacted by various factors, including inflation and other considerations, such as an imbalance between the overall freight capacity on the marketplace and demand, as well as geopolitical conflicts. Compared to pre-pandemic levels, the increase in our transportation costs was primarily attributable to higher inbound freight costs.
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
Russia-Ukraine War
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
Our operations in Russia, Belarus and Ukraine represented less than 4% of our total revenue for fiscal 2024 and slightly more than 3% for fiscal 2023, with our operations in Russia comprising over 90% of this total revenue. As of February 3, 2024, our total assets in Russia, all of which are held by Guess CIS, represented less than 2% of our total assets, consisting primarily of leasehold right of use assets, store inventory, furnishings and fixtures, and receivables. We only maintain inventory in Russia in an amount sufficient for operating our Russian retail stores. We do not maintain inventory or hold any other significant assets in Belarus or Ukraine. We do not rely, directly or indirectly, on goods sourced in Russia, Belarus or Ukraine. Other than such labor and services necessary to conduct our direct operations in Russia in the ordinary course of business, we do not rely, directly or indirectly, on services sourced in Russia, Belarus or Ukraine.
There has been no material impact to our existing operations as a result of the ongoing war in Ukraine, although we are limited in our ability to expand our business in Russia due to the U.S. ban on new investments in Russia described below under “―Impact of Sanctions and Trade Restrictions.” With respect to our supply and distribution channels, we have experienced increased costs and transit times associated with deliveries related to our Russia operations, due in part to new procedures and sanctions screening implemented in response to the war in Ukraine and the imposition of related sanctions. These costs and delays have not materially impacted our business or results of operations. Additionally, retail deliveries for online orders to Ukraine and Belarus have been suspended since February 2022 due to increased logistics costs and other difficulties in delivering to these regions. While we intend to re-open online orders to Ukraine and Belarus when appropriate, the suspension of these shipments has not had, and is not anticipated to have, a material impact on our business or results of operations. Our wholesale partner in Ukraine partially suspended its operations at the outset of the war; however, sales were re-opened in July 2022, and our business and results of operations were not materially impacted.

In addition, pursuant to an agreement entered into in 2018, our European subsidiary, Guess Europe SAGL has also counter-guaranteed up to $100,000 of Guess CIS’s obligations under its local Russian guarantee line, as required by certain lease agreements.
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
In November 2022, the Minority Holder exercised the Put Option, triggering a contractual obligation for us to purchase the Minority Holder’s 30% interest in Guess CIS. Following a comprehensive review of the various economic sanctions imposed by the United States and European governments with respect to Russia and obtaining guidance from the U.S. Department of the Treasury’s Office of Foreign Assets Control, we determined that our acquisition of the Minority Holder’s 30% interest in Guess CIS pursuant to our pre-sanctions contractual obligation to fulfill the Minority Holder’s exercise of the Put Option was not prohibited by current economic sanctions, including the U.S. ban on new investment in Russia. As such, following the exercise of the Put Option by the Minority Holder, we entered into an agreement with the Minority Holder to proceed with our acquisition of the Minority Holder’s 30% interest in Guess CIS for a purchase price of €8.0 million, subject to the formal approval of the acquisition by the relevant Russian government commission and certain other customary conditions. This formal approval was received, and the purchase was completed, in May 2023. As a result of this transaction, there was no redeemable noncontrolling interest related to Guess CIS as of February 3, 2024.
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
•The duration and extent of the war in Ukraine;
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
We are actively monitoring the situation in Ukraine. While the extent to which our future operations in Russia, Belarus and Ukraine will be impacted by the ongoing war is impossible to predict, the impact is not expected to be material to our results of operations, financial condition or cash flows.
Strategy
Our strategic vision and implementation plan for execution, includes several key priorities to drive revenue and operating profit growth. These priorities are: (i) organization and talent; (ii) growth; (iii) brand relevancy; (iv) customer centricity and digital expansion; (v) product excellence; and (vi) optimization, efficiency, profitability and return on invested capital; each as further described below:
Organization and Talent. We plan to have a best-in-class team of highly engaged and strongly committed individuals capable to lead and take our Company to the next level of growth and value creation.
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
Brand Relevancy. We continue to optimize our brand architecture to be relevant with our three target consumer groups: Heritage, Millennials, and Generation Z. We have developed and launched one global line of product for all 25 categories we represent. We seek to elevate our Guess and Marciano brands and improve the quality and sustainability of our products, allowing us to realize more full-priced sales and rely less on promotional activity. We continue to use unique go-to-market strategies and execute celebrity and influencer partnerships and collaborations as we believe that they are critical to engage more effectively with a younger and broader audience.
Customer Centricity and Digital Expansion. We continue to place the customer at the center of everything we do. We plan to implement processes and the necessary tools and platforms to provide our customers with a seamless omni-channel experience and expand our digital business.
Product Excellence. We believe product is a key factor for success in our business. We strive to design and make great products and will extend our product offering to provide our customers with products that support the different occasions of their lifestyles. We will seek to better address local product needs.
Optimization, Efficiency, Profitability and Return on Invested Capital. We intend to operate at the highest level of efficiency and effectiveness. We plan to invest in our infrastructure and leverage technology and data analytics to improve our operations and decision making. We will always seek high margin, profitable businesses, free cash flow generation and high return on invested capital.

Capital Allocation
We plan to continue to prioritize capital allocation toward investments that support growth and infrastructure, while remaining highly disciplined in the way we allocate capital across projects, including new store development, store remodels, technology and logistics investments and others. When we prioritize investments, we will focus on their strategic significance and their return on invested capital expectations. We also plan to manage product buys and inventory ownership rigorously and optimize overall working capital management consistently. In addition, we plan to continue to return value to shareholders through dividends and share repurchases, as appropriate, and we will consider opportunistic strategic acquisitions of brands and businesses that leverage our global infrastructure and network of licensees and wholesale partners.
In April 2023, we issued $275 million aggregate principal amount of the Initial 2028 Notes and retired approximately $184.9 million aggregate principal amount of the existing 2024 Notes in a private offering. During the first quarter of fiscal 2024, in connection with the April 2023 exchange and subscription offering related to the 2024 Notes and the 2028 Notes, we repurchased approximately 2.2 million shares of our common stock for $42.8 million, including excise tax, through broker-assisted market transactions, pursuant to our existing share repurchase program.
In January 2024, we issued $64.8 million principal amount of the Additional 2028 Notes in privately negotiated exchange and subscription agreements with a limited number of holders of our 2024 Notes. As part of these transactions, we exchanged approximately $67.1 million of our 2024 Notes for approximately $64.8 million of Additional 2028 Notes. In connection with the January 2024 exchange and subscription offering related to the 2024 Notes and the 2028 Notes, we repurchased approximately 0.9 million shares of our common stock for $21.3 million, including excise tax, through broker-assisted market transactions, pursuant to our existing share repurchase program.
As of February 3, 2024, we had $48.1 million remaining aggregate principal amount of the 2024 Notes, which have a scheduled maturity on April 15, 2024. In March 2024, we entered into a separate, privately negotiated exchange and subscription agreement with a holder of the remaining 2024 Notes pursuant to which we will exchange approximately $14.6 million in aggregate principal amount of the 2024 Notes for approximately $12.1 million in aggregate principal amount of the 2028 Notes. This additional exchange transaction is anticipated to settle on or about April 2, 2024, subject to customary closing conditions. Following the closing of this additional exchange transaction, we expect to have approximately $33.5 million remaining aggregate principal amount of the 2024 Notes. We anticipate having sufficient cash, cash equivalents and available borrowing capacity to repay the principal amount of the 2024 Notes in cash and any excess in shares, with respect to any convertible notes for which the holders of the 2024 Notes elect early conversion, or upon maturity of the 2024 Notes in April 2024.
On March 20, 2024, we announced a special cash dividend of $2.25 per share on our common stock to be paid with our regular quarterly cash dividend of $0.30 per share on our common stock. Both cash dividends will be paid on May 3, 2024 to shareholders of record as of the close of business on April 17, 2024. See “―Liquidity and Capital Resources―Material Cash Requirements” for further information.
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

Store sales are considered comparable after the store has been open for 13 full fiscal months. If a store remodel results in a square footage change of more than 15%, or involves a relocation or a change in store concept, the store sales are removed from the retail comparable sales base until the store has been opened at its new size, in its new location or under its new concept for 13 full fiscal months. Stores that are permanently closed or temporarily closed (including as a result of pandemic-related closures) for more than seven days in any fiscal month are excluded from the calculation in the fiscal month that they are closed. E-commerce sales are considered comparable after the online site has been operational in a country for 13 full fiscal months and exclude any related revenue from shipping fees. These criteria are consistent with the metric used by management for internal reporting and analysis to measure performance of the store or online sites. The retail comparable sales for fiscal 2024 have been adjusted to compare to the appropriate time period in the prior year as a result of the additional week included in fiscal 2024. Definitions and calculations of retail comparable sales used by us may differ from similarly titled measures reported by other companies.
Executive Summary
Overview
Net earnings attributable to Guess?, Inc. increased 32.5% to $198.2 million, or diluted earnings per share (“EPS”) of $3.09, for fiscal 2024, compared to $149.6 million, or diluted EPS of $2.18, for fiscal 2023.
During fiscal 2024, we recognized $26.9 million for certain discrete income tax adjustments; a net credit $14.0 million for certain professional service and legal fees and related (credits) costs; $1.7 million in net gains on lease modifications; $1.0 million on the fair value remeasurement of derivatives; $12.4 million loss on extinguishment of debt; $6.9 million in asset impairment charges; $0.6 million of amortization of debt discount related to our 2028 Notes; and $0.6 million in transaction costs (or a combined $24.2 million positive impact after considering the related income tax benefit of $1.0 million of these adjustments, or $0.05 per share negative impact after also adjusting for the dilutive impact of the Notes under the if-converted method, based on the bond hedge contracts in place). Excluding the impact of these items, adjusted net earnings attributable to Guess?, Inc. was $174.0 million and adjusted diluted earnings was $3.14 per share for fiscal 2024. References to financial results excluding the impact of these items are non-GAAP measures and are addressed below under “Non-GAAP Measures.”
Highlights of our performance for fiscal 2024 compared to the prior year are presented below, followed by a more comprehensive discussion under “Results of Operations”: (References to constant currency results are non-GAAP measures and are addressed under “Non-GAAP Measures.”)
Operations
•Total net revenue increased 3.3% to $2.78 billion for fiscal 2024, compared to $2.69 billion in the prior year. In constant currency, net revenue increased by 3.3%.
•Gross margin (gross profit as a percentage of total net revenue) increased 130 basis points to 44.0% for fiscal 2024, compared to 42.7% in the prior year.
•Selling, general and administrative (“SG&A”) expenses as a percentage of total net revenue (“SG&A rate”) increased 120 basis points to 34.4% for fiscal 2024, compared to 33.2% in the prior year. SG&A expenses increased 6.8% to $954.1 million for fiscal 2024, compared to $893.3 million in the prior year.
•During fiscal 2024, we recognized asset impairment charges of $6.9 million, compared to $9.5 million in the prior year.
•During fiscal 2024, we recognized net gains on lease modifications of $1.7 million, compared to $2.3 million in the prior year.
•Operating margin increased 30 basis points to 9.5% for fiscal 2024, compared to 9.2% in the prior year. The increase in operating margin was driven primarily by 170 basis points from higher initial markups and 160 basis points from the favorable impact of business mix and higher revenues, partially offset by 140 basis points of higher expenses, including higher performance-based compensation, and a 100 basis point unfavorable currency impact. Earnings from operations was $263.3 million for fiscal 2024, compared to $248.2 million in the prior year.
•Other expense, net (including interest income and expense and loss on extinguishment of debt) totaled $27.1 million for fiscal 2024, including a loss of $12.4 million related to the partial extinguishment of our 2024 Notes, compared to $50.1 million in the prior year.
•The effective income tax rate decreased to 10.8% for fiscal 2024, compared to 18.4% in the prior year. The reduction in our income tax rate for fiscal 2024 from fiscal 2023 was primarily due to a discrete income tax benefit recognized during the third quarter of fiscal 2024 as a result of the consolidation of certain business functions into Switzerland.
Key Balance Sheet Accounts
•We had $360.3 million in cash and cash equivalents as of February 3, 2024, compared to $275.8 million at January 28, 2023.
◦We had $12.1 million in outstanding borrowings under our term loans as of February 3, 2024, compared to $25.5 million as of January 28, 2023, and $21.7 million in outstanding borrowings under our credit facilities as of February 3, 2024, compared to $70.3 million as of January 28, 2023.
◦In April 2023, we issued $275 million aggregate principal amount of the Initial 2028 Notes and retired approximately $184.9 million aggregate principal amount of the 2024 Notes in separate, privately-negotiated transactions, for which we received total cash proceeds of $80.3 million. In connection with these transactions, we (i) entered into convertible note hedge transactions for which we paid an aggregate $51.8 million, (ii) sold warrants for which we received aggregate proceeds of $20.2 million and (iii) terminated a portion of the convertible note hedge transactions and warrant transactions entered into in connection with the issuance of the 2024 Notes, for which we received net proceeds of $6.2 million. These transactions are intended to reduce the potential dilution with respect to our common stock upon conversion of the notes and/or offset any cash payments we may be required to make in excess of the principal amount of the converted notes.
◦In January 2024, we issued $64.8 million aggregate principal amount of the Additional 2028 Notes and retired approximately $67.1 million aggregate principal amount of the 2024 Notes in privately-negotiated transactions. In connection with these transactions, we (i) entered into convertible note hedge transactions for which we paid an aggregate $16.2 million, (ii) sold warrants for which we received aggregate proceeds of $5.8 million and (iii) terminated a portion of the convertible note hedge transactions and warrant transactions entered into in connection with the issuance of the 2024 Notes, for which we received net proceeds of $1.8 million. These transactions are intended to reduce the potential dilution with respect to our common stock upon conversion of the notes and/or offset any cash payments we may be required to make in excess of the principal amount of the converted notes.
◦During fiscal 2024, in connection with the exchange and subscription offerings related to the 2024 Notes and the 2028 Notes in April 2023 and January 2024, we repurchased approximately 3.2 million shares of our common stock for $64.1 million, including excise tax, through broker-assisted market transactions.
•Inventory decreased by $44.6 million, or 8.7%, to $466.3 million as of February 3, 2024, from $510.9 million at January 28, 2023. On a constant currency basis, inventory decreased by $30.4 million, or 5.9%. The decrease was mainly driven by our initiative to optimize inventory productivity and cash flow generation.
•Accounts receivable consists of trade receivables relating primarily to our wholesale business in Europe and, to a lesser extent, to our wholesale businesses in the Americas and Asia, royalty receivables relating to our licensing operations, credit card and retail concession receivables related to our retail businesses and certain other receivables. Accounts receivable decreased by $27.2 million, or 7.9%, to $314.8 million as of February 3, 2024, compared to $341.9 million at January 28, 2023. On a constant currency basis, accounts receivable decreased by $18.5 million, or 5.4%.
Global Store Count
In fiscal 2024, together with our partners, we opened 74 new stores worldwide, consisting of 34 stores in Europe and the Middle East, 31 stores in Asia and the Pacific, three stores in the U.S., five stores in Central and South America and one store in Canada. Together with our partners, we closed 129 stores worldwide, consisting of 58 stores in Europe and the Middle East, 42 stores in Asia and the Pacific, 12 stores in the U.S., ten stores in Canada and seven stores in Central and South America.
We ended fiscal 2024 with 1,553 stores and 333 concessions worldwide, comprised as follows:

	Stores			Concessions
Region	Total	Directly Operated	Partner Operated	Total	Directly Operated	Partner Operated
United States	231	231	—	—	—	—
Canada	53	53	—	—	—	—
Central and South America	101	72	29	29	29	—
Total Americas	385	356	29	29	29	—
Europe and the Middle East	770	543	227	57	57	—
Asia and the Pacific	398	103	295	247	134	113
Total	1,553	1,002	551	333	220	113
Of the total 1,553 stores, 1,286 were GUESS? stores, 181 were GUESS? Accessories stores, 60 were G by GUESS (GbG) stores and 26 were MARCIANO stores.

Results of Operations
Fiscal 2024 Compared to Fiscal 2023
Consolidated Results
The following presents our condensed consolidated statements of income (in thousands, except per share data):

	Fiscal 2024		Fiscal 2023
	$	%	$	%	$ change	% change
Net revenue	$2,776,530	100.0%	$2,687,350	100.0%	$89,180	3.3%
Cost of product sales	1,553,950	56.0%	1,538,603	57.3%	15,347	1.0%
Gross profit	1,222,580	44.0%	1,148,747	42.7%	73,833	6.4%

SG&A expenses	954,078	34.4%	893,297	33.2%	60,781	6.8%
Asset impairment charges	6,887	0.2%	9,544	0.4%	(2,657)	(27.8%)
Net gains on lease modifications	(1,662)	(0.1%)	(2,267)	(0.1%)	605	(26.7%)
Earnings from operations	263,277	9.5%	248,173	9.2%	15,104	6.1%
Interest expense, net	(9,716)	(0.4%)	(10,305)	(0.4%)	589	(5.7%)
Loss on extinguishment of debt	(12,351)	(0.4%)	—	—%	(12,351)	100.0%
Other expense, net	(5,075)	(0.2%)	(39,822)	(1.4%)	34,747	(87.3%)
Earnings before income tax expense	236,135	8.5%	198,046	7.4%	38,089	19.2%
Income tax expense	25,418	0.9%	36,502	1.4%	(11,084)	(30.4%)
Net earnings	210,717	7.6%	161,544	6.0%	49,173	30.4%
Net earnings attributable to noncontrolling interests	12,518	0.5%	11,934	0.4%	584	4.9%
Net earnings attributable to Guess?, Inc.	$198,199	7.1%	$149,610	5.6%	$48,589	32.5%

Net earnings per common share attributable to common stockholders:
Basic	$3.67		$2.62		$1.05
Diluted	$3.09		$2.18		$0.91

Effective income tax rate	10.8%		18.4%
Net Revenue.   Net revenue increased by $89 million or 3%, compared to fiscal 2023. Currency translation fluctuations relating to our non-U.S. operations favorably impacted net revenue by $1 million compared to the prior year. In constant currency, net revenue increased by 3%. Roughly 50% of the increase in constant currency net revenue was driven by the impact from the additional week in the current year, 25% from positive store comparable sales and slightly over 20% from net new concession revenues.
Gross Margin.   Gross margin increased 1.3% for fiscal 2024, compared to fiscal 2023. The increase in gross margin was driven mainly by 170 basis points due to higher initial markups and 100 basis points due to favorable revenue mix, partially offset by 70 basis points of unfavorable currency impact and 40 basis points each from higher markdowns and higher store occupancy costs.

Gross Profit.   Gross profit increased by $74 million, or 6%, compared to fiscal 2023. The increase in gross profit was driven by $67 million from higher revenues and $47 million due to higher initial markups, partially offset by $19 million due to the unfavorable impact of currency, including $5 million of favorable currency translational impact, $12 million from higher markdowns and $11 million of higher store occupancy costs.
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
SG&A Rate. Our SG&A rate increased 1.2% for fiscal 2024, compared to fiscal 2023. The unfavorable change in SG&A rate was driven mainly by 140 basis points due to higher expenses and 40 basis points due each from lower COVID-related government subsidies and higher performance-based compensation, partially offset by 70 basis points due to lower expenses for certain professional service and legal fees and related costs and 60 basis points due to favorable business mix.
SG&A Expenses. SG&A expenses increased by $61 million for fiscal 2024, compared to fiscal 2023. The increase in SG&A expenses was driven mainly by $39 million of higher expenses primarily from store labor costs, investment in infrastructure and inflationary pressures, $12 million due to the unfavorable impact on expenses from the additional week in the current year, $11 million of lower COVID-related government subsidies and $10 million of higher performance-based compensation, partially offset by $22 million of lower expenses for certain professional service and legal fees and related costs. Currency translation fluctuations relating to our foreign operations unfavorably impacted SG&A expenses by $8 million.
Asset Impairment Charges. During fiscal 2024, we recognized $6.4 million in impairment of property and equipment related to certain retail locations resulting from under-performance and expected store closures. This compares to $9.5 million in impairment of property and equipment related to certain retail locations resulting from under-performance and expected store closures during fiscal 2023. Currency translation fluctuations relating to our foreign operations unfavorably impacted asset impairment charges by $0.1 million during fiscal 2024.
Net Gains on Lease Modifications. During fiscal 2024 and fiscal 2023, we recorded net gains on lease modifications of $1.7 million and $2.3 million, respectively, related primarily to the early termination of lease agreements for certain retail locations.
Operating Margin. Operating margin increased 0.3% to 9.5% for fiscal 2024, compared to 9.2% in fiscal 2023. The increase in operating margin was driven primarily by 170 basis points from higher initial markups and 160 basis points from the favorable impact of business mix and higher revenues, partially offset by 140 basis points of higher expenses, including higher performance-based compensation, and a 100 basis point unfavorable currency impact.
Earnings from Operations. Earnings from operations was $263 million for fiscal 2024, compared to $248 million in fiscal 2023. The increase in earnings from operations for fiscal 2024 includes $6.9 million in non-cash impairment charges taken on certain long-lived store related assets, $1.7 million net gains on lease modifications and a $2.5 million unfavorable currency translation impact relating to our foreign operations.
Interest Expense, Net.   Interest expense, net was $9.7 million for fiscal 2024, compared to $10.3 million in fiscal 2023. The decrease in interest expense, net was due primarily to higher interest income from our cash accounts, partially offset by higher interest expense due to our convertible note transactions.
Loss on Extinguishment of Debt. During fiscal 2024, we recorded a loss on extinguishment of debt of $12.4 million related to the partial extinguishment of our 2024 Notes.
Other Expense, Net.   Other expense, net, was $5 million for fiscal 2024, compared to $40 million for fiscal 2023. The change was primarily due to lower net realized and unrealized losses from foreign currency exposures and, to a lesser extent, net unrealized gains compared to net unrealized losses on our SERP-related assets and foreign exchange currency contracts compared to fiscal 2023.
Income Tax Expense.  Income tax expense for fiscal 2024 was $25 million, or a 10.8% effective income tax rate, compared to $37 million, or a 18.4% effective income tax rate, in fiscal 2023. The change in the effective income tax rate was due primarily to a discrete income tax benefit recognized during the third quarter of fiscal 2024 as a result of the consolidation of certain business functions into Switzerland.
Net Earnings Attributable to Noncontrolling Interests.   Net earnings attributable to noncontrolling interests for fiscal 2024 was $13 million, net of taxes, compared to $12 million, net of taxes, in fiscal 2023.
Net Earnings Attributable to Guess?, Inc.   Net earnings attributable to Guess?, Inc. for fiscal 2024 increased $49 million, compared to fiscal 2023. Diluted EPS increased $0.91 for fiscal 2024, compared to fiscal 2023. We estimate a positive impact from share buybacks of $0.19 and a negative impact from currency of $0.02 on GAAP diluted EPS for fiscal 2024 when compared to fiscal 2023.
Refer to “Non-GAAP Measures” for an overview of our non-GAAP, or adjusted, financial results for fiscal 2024 and fiscal 2023. Excluding the impact of the non-GAAP items included in the reconciliation table under “Non-GAAP Measures,” adjusted net earnings attributable to Guess?, Inc. increased $13 million and adjusted diluted EPS increased $0.40 for fiscal 2024 compared to fiscal 2023. We estimate our share buybacks had a positive impact of $0.23 and currency had a negative impact of $0.04 on adjusted diluted EPS during fiscal 2024 when compared to fiscal 2023.

Information by Business Segment
The following presents our net revenue and earnings (loss) from operations by segment (dollars in thousands):

	Fiscal 2024	Fiscal 2023	$ change	% change
Net revenue:
Europe	$1,475,604	$1,380,790	$94,814	6.9%
Americas Retail	710,908	758,100	(47,192)	(6.2%)
Americas Wholesale	199,903	206,208	(6,305)	(3.1%)
Asia	276,867	238,815	38,052	15.9%
Licensing	113,248	103,437	9,811	9.5%
Total net revenue	$2,776,530	$2,687,350	89,180	3.3%
Earnings (loss) from operations:
Europe	$171,726	$159,629	$12,097	7.6%
Americas Retail	56,829	87,184	(30,355)	(34.8%)
Americas Wholesale	54,403	46,266	8,137	17.6%
Asia	7,897	(4,811)	12,708	(264.1%)
Licensing	105,649	92,117	13,532	14.7%
Total segment earnings from operations	396,504	380,385	16,119	4.2%
Corporate overhead	(128,002)	(124,935)	(3,067)	2.5%
Asset impairment charges	(6,887)	(9,544)	2,657	(27.8%)
Net gains on lease modifications	1,662	2,267	(605)	(26.7%)
Total earnings from operations	$263,277	$248,173	15,104	6.1%
Operating margins:
Europe	11.6%	11.6%
Americas Retail	8.0%	11.5%
Americas Wholesale	27.2%	22.4%
Asia	2.9%	(2.0%)
Licensing	93.3%	89.1%
Total Company	9.5%	9.2%
Europe
Net revenue from our Europe segment increased by $95 million for fiscal 2024, compared to fiscal 2023. In constant currency, net revenue increased by 7% compared to the prior year. The increase was driven mainly by increases of $62 million due to positive retail comparable store sales, $30 million from the additional week in the current year and $12 million due to higher productivity levels from net newly opened and remodeled stores, partially offset by $5 million from lower wholesale revenue and $3 million of unfavorable currency translation impact. Retail comparable sales (including e-commerce) increased 9% in both U.S. dollars and constant currency compared to the prior year. The inclusion of our e-commerce sales negatively impacted the retail comparable sales percentage by 2% in U.S. dollars and 3% in constant currency. Our retail sales in Turkey, a relatively small market, had an outsized impact on our retail comparable sales (including e-commerce), contributing a minimal impact in U.S. dollars and a positive impact of 2% in constant currency, largely due to the current hyper-inflation environment in Turkey. As of February 3, 2024, we directly operated 543 stores in Europe compared to 560 stores at January 28, 2023, excluding concessions, which represents a 3.0% decrease from the prior year.
Operating margin for fiscal 2024 remained relatively flat from fiscal 2023 at 11.6%. Operating margin was driven primarily by 310 basis points from higher initial markups and 190 basis points due to the favorable impact of higher revenues, partially offset by 190 basis points of unfavorable currency impact, 140 basis points of higher expenses, 80 basis points of lower government subsidies and 60 basis points from higher markdowns.

Earnings from operations from our Europe segment increased by $12 million for fiscal 2024, compared to fiscal 2023. The increase in operating profit was driven mainly by $46 million from higher initial markups, $35 million from higher revenues and $9 million favorable impact on revenue from the additional week in the current year, partially offset by $29 million of unfavorable currency impacts, including a $6 million unfavorable translation impact, $21 million of higher expenses, $11 million of lower COVID-related government subsidies and $9 million from higher markdowns, including inventory related adjustments.
Americas Retail
Net revenue from our Americas Retail segment decreased by $47 million for fiscal 2024, compared to fiscal 2023. Currency translation fluctuations relating to our non-U.S. retail stores and e-commerce sites favorably impacted net revenue by $3 million. In constant currency, net revenue decreased by 7% compared to the prior year. The decrease in net revenue in constant currency was driven by $39 million due to negative retail comparable store sales and $16 million due to the impact of net store closures, partially offset by $7 million due to the favorable impact on revenue from the additional week in the current year. Retail comparable sales (including e-commerce) decreased 5% in U.S. dollars and 6% in constant currency compared to the prior year. The inclusion of our e-commerce sales had a minimal impact on the retail comparable sales percentage in both U.S. dollars and constant currency. As of February 3, 2024, we directly operated 356 stores in the Americas compared to 371 stores at January 28, 2023, excluding concessions, which represents a 4% decrease from the prior year.
Operating margin decreased 3.5% for fiscal 2024, compared to fiscal 2023. The decrease was driven primarily by 170 basis points from the unfavorable impact of lower revenues, 130 basis points from higher expenses, including store costs, and 80 basis points from higher markdowns, partially offset by 20 basis points from higher initial markups.
Earnings from operations from our Americas Retail segment decreased by $30 million for fiscal 2024 compared to fiscal 2023. The change was driven primarily by $18 million of lower revenues, $9 million of higher expenses, including higher store costs, and $5 million of higher markdowns, partially offset by $1 million of higher initial markups.
Americas Wholesale
Net revenue from our Americas Wholesale segment decreased by $6 million for fiscal 2024, compared to fiscal 2023. In constant currency, net revenue decreased by 6% compared to the prior year. The decrease in net revenues in constant currency was driven by lower shipments in our U.S. wholesale business. Currency translation fluctuations relating to our non-U.S. wholesale businesses favorably impacted net revenue by $6 million.
Operating margin increased 4.8% for fiscal 2024, compared to fiscal 2023. The increase in operating margin was driven mainly by 530 basis points from higher product margin and 130 basis points from lower markdowns, partially offset by 180 basis points of higher expenses.
Earnings from operations from our Americas Wholesale segment increased by $8 million for fiscal 2024, compared to fiscal 2023. Approximately $10 million of the increase was due to higher product margin and $3 million from both lower markdowns and favorable currency impact, partially offset by $5 million due to lower shipments and $3 million due to higher expenses.
Asia
Net revenue from our Asia segment increased by $38 million for fiscal 2024, compared to fiscal 2023. In constant currency, net revenue increased by 18% compared to the prior year. The increase in net revenue in constant currency was driven by $23 million due to net new concession revenues, including concessions we recently acquired from our wholesale partners in Korea, $9 million each due to higher wholesale shipments and higher e-commerce revenues and $6 million due to the favorable impact on revenue from the additional week in the current year. Retail comparable sales (including e-commerce) decreased 2% in U.S. dollars and increased 1% in constant currency compared to the prior year. The inclusion of our e-commerce sales positively impacted the retail comparable sales percentage by 2% in both U.S. dollars and constant currency. Currency translation fluctuations relating to our Asian operations unfavorably impacted net revenue by $6 million.

Operating margin increased 4.9% for fiscal 2024, compared to fiscal 2023. The increase in operating margin was driven mainly by 860 basis points due to the favorable impact of higher revenues, partially offset by 270 basis points from higher expenses and 60 basis points from lower product margin.
Earnings from operations from our Asia segment was $8 million for fiscal 2024, compared to an operating loss of $5 million in fiscal 2023. The change in earnings was driven mainly by the impact of $23 million of higher revenues, partially offset by $8 million of higher expenses and $2 million of lower product margin. Currency translation fluctuations relating to our Asia operations favorably impacted the loss from operations by $1 million.
Licensing
Net royalty revenue from our Licensing segment increased by $10 million for fiscal 2024, compared to fiscal 2023, mainly driven by higher royalties in our fragrance, footwear, handbag and watches categories as well as a one-time adjustment.
Earnings from operations from our Licensing segment increased by $14 million for fiscal 2024, compared to fiscal 2023. The increase was driven by the favorable impact to earnings from higher revenues.
Corporate Overhead
Unallocated corporate overhead increased by $3 million for fiscal 2024, compared to fiscal 2023, primarily due to $10 million of higher performance-based compensation, $5 million for various infrastructure investments, as well as $3 million for higher personnel costs from the additional week in the current fiscal year, partially offset by a net $17 million favorable impact from the settlement of a previously-disclosed stockholder derivative lawsuit.
Fiscal 2023 Compared to Fiscal 2022
The comparison of results of operations for fiscal 2023 to fiscal 2022 has been omitted from this Form 10-K, but can be referenced in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Form 10-K for fiscal 2023, filed with the SEC on March 24, 2023.
Non-GAAP Measures
The financial information presented in this annual report includes non-GAAP financial measures, such as adjusted net earnings attributable to Guess?, adjusted diluted net earnings per share attributable to common stockholders and constant currency information. For fiscal 2024 and fiscal 2023, the adjusted results exclude the impact of certain professional service and legal fees and related (credits) costs, transaction costs in connection with our acquisition of rag & bone, asset impairment charges, net (gains) losses on lease modifications, loss on extinguishment of debt, non-cash amortization of debt discount of our 2028 Notes, fair value remeasurement of derivatives related to the Additional 2028 Notes and convertible note hedge transactions, the related income tax effects of the foregoing items and the impact from certain discrete income tax adjustments related primarily to the consolidation of certain business functions into Switzerland and, to a lesser extent, adjustments from an intra-entity transfer for intellectual property rights from certain U.S. entities to a wholly-owned Swiss subsidiary and the impact from changes in the income tax law in certain tax jurisdictions, in each case where applicable. The weighted average diluted shares outstanding used for adjusted diluted EPS also excludes the dilutive impact of the Notes under the if-converted method based on the bond hedge contracts in place. These non-GAAP measures are provided in addition to, and not as an alternative for, our reported GAAP results.
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

A reconciliation of reported GAAP results to comparable non-GAAP results follows (in thousands, except per share data):

	Fiscal 2024	Fiscal 2023
Reported GAAP net earnings attributable to Guess?, Inc.	$198,199	$149,610
Certain professional service and legal fees and related (credits) costs[1]	(14,033)	7,484
Transaction costs[2]	565	—
Asset impairment charges[3]	6,887	9,544
Net gains on lease modifications[4]	(1,662)	(2,267)
Loss on extinguishment of debt[5]	12,351	—
Amortization of debt discount[6]	622	—
Fair value remeasurement of derivatives[7]	(998)	—
Discrete income tax adjustments[8]	(26,854)	132
Income tax impact from adjustments[9]	(1,041)	(3,447)
Total adjustments affecting net earnings attributable to Guess?, Inc.	(24,163)	11,446
Adjusted net earnings attributable to Guess?, Inc.	$174,036	$161,056

Net earnings per common share attributable to common stockholders:
GAAP diluted	$3.09	$2.18
Convertible notes if-converted method[10]	0.39	0.40
Certain professional service and legal fees and related (credits) costs[1]	(0.15)	0.08
Transaction costs[2]	0.01	—
Asset impairment charges[3]	0.07	0.11
Net gains on lease modifications[4]	(0.02)	(0.03)
Loss on extinguishment of debt[5]	0.13	—
Amortization of debt discount[6]	0.01	—
Fair value remeasurement of derivatives[7]	(0.01)	—
Discrete income tax adjustments[8]	(0.38)	0.00
Adjusted diluted	$3.14	$2.74
Weighted average common shares outstanding attributable to common stockholders:
GAAP diluted	69,782	70,087
Adjusted diluted[10]	54,661	58,123
______________________________________________________________________
1Adjustments represent certain professional service and legal fees and related (credits) costs which we otherwise would not have incurred as part of our business operations. Amounts include a net benefit of approximately $16.6 million recorded during the fourth quarter of fiscal 2024 as a result of the settlement of our previously-disclosed stockholder derivative lawsuit brought by the Employees Retirement System of Rhode Island.
2Adjustments represent transaction costs in connection with the acquisition of rag & bone which we otherwise would not have incurred as part of our business operations.
3Adjustments represent asset impairment charges related primarily to impairment of property and equipment related to certain retail locations resulting from under-performance and expected store closures.
4Adjustments represent net gains on lease modifications related primarily to the early termination of certain lease agreements.
5Adjustments represent loss on extinguishment of debt from a portion of the exchanged 2024 Notes in April 2023 and January 2024.
6In April 2023 and January 2024, we issued $275 million and $65 million principal amount of 3.75% convertible senior notes due 2028 in private offerings, respectively. The debt discount resulted from: (1) the modification accounting for a portion of the exchanged 2024 Notes in April 2023, and (2) recognized embedded derivative liability for the issuance of Additional 2028 Notes in January 2024. The debt discount will be amortized as non-cash interest expense over the term of the 2028 Notes.
7Adjustments represent changes in fair value of the equity-linked derivatives associated with the 2028 Notes.
8Adjustments represent discrete income tax items related primarily to a benefit recognized during the third quarter of fiscal 2024 related to the consolidation of certain business functions into Switzerland and, to a lesser extent, adjustments from an intra-entity transfer of intellectual property rights from certain U.S. entities to a wholly-owned Swiss subsidiary and the impact from changes in the income tax law in certain tax jurisdictions.
9The income tax effect of certain professional service and legal fees and related (credits) costs, transaction costs in connection with the acquisition of rag & bone, asset impairment charges, net gains on lease modifications, loss on extinguishment of debt, amortization of debt discount and fair value remeasurement of derivatives was based on our assessment of deductibility using the statutory income tax rate (inclusive of the impact of valuation allowances) of the tax jurisdiction in which the charges were incurred.
10We exclude the dilutive impact of the Notes at stock prices below $44.15 for the 2024 Notes and below $41.37 for the 2028 Notes, based on the bond hedge contracts in place that will deliver shares to offset dilution. At stock prices in excess of $44.15 for the 2024 Notes and $41.37 for the 2028 Notes, we would have an obligation to deliver additional shares in excess of the dilution protection provided by the bond hedges.
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
In calculating the estimated impact of currency fluctuations (including translational and transactional impacts) on other measures such as earnings (loss) per share, we estimate gross margin (including the impact of foreign exchange currency contracts designated as cash flow hedges for anticipated merchandise purchases) and expenses using the appropriate prior year rates, translate the estimated foreign earnings (loss) at the comparable prior-year rates and consider the year-over-year earnings impact of gains or losses arising from balance sheet remeasurement and foreign exchange currency contracts not designated as cash flow hedges for merchandise purchases. The constant currency information presented may not be comparable to similarly titled measures reported by other companies.
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
During fiscal 2024, we relied primarily on trade credit, available cash, real estate and other operating leases, finance leases, proceeds from our credit facilities and term loans and internally generated funds for the financing of our operations. We anticipate we will be able to satisfy our ongoing cash requirements for the foreseeable future, including at least the next 12 months, for working capital, capital expenditures, payments on our debt, including the 2024 Notes, finance leases and operating leases, as well as lease modification payments, the acquisition of rag & bone and any other potential acquisitions and investments, expected income tax payments, dividend payments to stockholders and share repurchases, if any, primarily with cash flow from operations and existing cash balances as supplemented by borrowings under our existing credit facilities and proceeds from our term loans and other indebtedness, as needed.
On May 5, 2022, we entered into a €250 million revolving credit facility through a European subsidiary, which replaced certain European short-term borrowing arrangements. As of February 3, 2024, we had approximately $269.7 million of borrowing capacity on this facility. On December 20, 2022, we entered into an amendment of our senior secured asset-based revolving credit facility, which increased borrowing capacity from $120 million to $150 million and extended the maturity date of the credit facility to December 20, 2027. As of February 3, 2024, we had approximately $110.5 million of borrowing capacity on this facility. (Such arrangements are described further in “Part IV. Financial Statements – Note 8 – Borrowings and Finance Lease Obligations” in this Form 10-K.)
Due to the seasonality of our business and cash needs, we may increase borrowings under our established credit facilities or enter new credit facilities from time-to-time, during the next 12 months and beyond. If we experience a sustained decrease in consumer demand, we may require access to additional credit, which may not be available to us on commercially acceptable terms or at all.
In April 2023, we issued $275 million aggregate principal amount of Initial 2028 Notes and retired approximately $184.9 million aggregate principal of 2024 Notes in a private offering. In January 2024, we issued $64.8 million aggregate principal amount of Additional 2028 Notes and retired approximately $67.1 million aggregate principal of 2024 Notes in a private offering. We expect to settle the principal amount of our remaining outstanding 2024 Notes in fiscal 2025 and 2028 Notes in fiscal 2029 in cash and any excess in shares. Our outstanding Notes may be converted at the option of the holders as described in “Part IV. Financial Statements – Note 10 – Convertible Senior Notes and Related Transactions.” Beginning November 15, 2023, the 2024 Notes became convertible at any time until the close of business on the second scheduled trading day immediately preceding the maturity date of the 2024 Notes. As of February 3, 2024, none of the conditions allowing holders of the 2028 Notes to convert had been met. In addition, pursuant to the terms of the 2028 Notes, if our stock trading price exceeds 130% of the conversion price of the 2028 Notes (approximately $24.45 per share as of February 3, 2024) for at least 20 trading days during the 30 consecutive trading-day period ending on, and including, the last trading day of any calendar quarter, holders of the 2028 Notes would have the right to convert their convertible notes during the next calendar quarter.
In accordance with the terms of the indentures governing the corresponding Notes, we are required to adjust the conversion rate and the conversion price of the 2024 Notes and the 2028 Notes for quarterly dividends exceeding $0.1125 per share and $0.225 per share, respectively. In connection with the dividend declaration on March 20, 2024, we expect to adjust the conversion price (which is expected to decrease) of the 2028 Notes in accordance with the terms of the indenture governing the 2028 Notes. Corresponding adjustments are expected to be made to the strike prices with respect to the convertible note hedges and the warrants entered into by the Company in connection with the offerings of the corresponding Notes, each of which will be decreased in accordance with the terms of the applicable convertible note hedge confirmations and warrant confirmations. Upon conversion, we will pay or deliver, as the case may be, cash, shares of our common stock or a combination of cash and shares of our common stock, at our election, in the manner and subject to the terms and conditions provided in the indenture governing the Notes. The convertible note hedge transactions we entered into in connection with our issuance of the Notes is expected generally to reduce the potential dilution upon conversion of the Notes and/or offset any cash payments we are required to make in excess of the principal amount of the Notes that are converted, as the case may be. (Such arrangements are described further in “Part IV. Financial Statements – Note 10 – Convertible Senior Notes and Related Transactions” in this Form 10-K.)
The remaining 2024 Notes mature in April 2024. We anticipate having sufficient cash, cash equivalents and available borrowing capacity to repay the principal amount of the 2024 Notes in cash and any excess in shares, with respect to any convertible notes for which the holders of the 2024 Notes elect early conversion, or upon maturity of the 2024 Notes in April 2024. In addition, we have sufficient treasury shares to be issued to cover the conversion feature related to the 2024 Notes should the need arise.
The OECD has released certain guidelines, including the Base Erosion and Profit Shifting “Pillar 2” guidelines. The OECD Pillar 2 guidelines address the increasing digitalization of the global economy, re-allocating taxing rights among countries. The European Union, many other member states and various other governments have adopted, or are in the process of adopting, Pillar 2, which calls for a global minimum tax of 15% to be effective for tax years beginning in 2024. The OECD guidelines published to date include transition and safe harbor rules around the implementation of the Pillar 2 global minimum tax. We are monitoring developments and evaluating the impacts these new rules will have on our tax rate, including eligibility to qualify for these safe harbor rules.
We have a balance related to the 2017 Tax Cuts and Jobs Act (the “Tax Reform”) transition tax included in other long-term liabilities of $19.9 million (excluding related interest) as of February 3, 2024 and January 28, 2023. Refer to “Part IV. Financial Statements – Note 12 – Income Taxes” for further detail.
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
As of February 3, 2024, we determined approximately $228.5 million of such foreign earnings are no longer indefinitely reinvested. The incremental income tax cost to repatriate these earnings to the U.S. is immaterial. We intend to indefinitely reinvest the remaining earnings from our foreign subsidiaries for which a deferred income tax liability has not already been recorded. We continue to evaluate our plans for reinvestment or repatriation of unremitted foreign earnings and regularly reviews our cash positions and determination of indefinite reinvestment of foreign earnings. If we determine that all or a portion of such foreign earnings are no longer indefinitely reinvested, we may be subject to additional foreign withholding taxes and U.S. state income taxes, beyond the one-time transition tax.
As of February 3, 2024, we had cash and cash equivalents of $360.3 million, of which approximately $135.2 million was held in the U.S. Excess cash and cash equivalents, which represent the majority of our outstanding cash and cash equivalents balance, are held primarily in overnight deposit and short-term time deposit accounts and money market accounts. As of February 3, 2024, we had roughly $392 million of available global borrowing capacity, bringing our combined cash, cash equivalents and borrowing capacity to slightly over $752 million. Refer to “Part I, Item 1A. Risk Factors” for a discussion of risk factors which could reasonably be likely to result in a decrease of internally generated funds available to finance capital expenditures and working capital requirements.
Fiscal 2024 Compared to Fiscal 2023
Operating Activities
Net cash provided by operating activities was $330.4 million for fiscal 2024, compared to $169.2 million for fiscal 2023, or an increase of $161.2 million. The improvement was driven primarily by favorable changes in working capital compared to fiscal 2023. The favorable changes in working capital were primarily due to improved inventory and accounts receivable management.
Investing Activities
Net cash used in investing activities was $75.1 million for fiscal 2024, compared to $89.9 million for fiscal 2023. Net cash used in investing activities related primarily to existing store remodeling programs and retail expansion and, to a lesser extent, technology and other infrastructure.
The decrease in cash used in investing activities was driven primarily by lower retail expansion and remodel costs, as well as lower technology costs during fiscal 2024 compared to fiscal 2023. During fiscal 2024, we opened 30 directly operated stores compared to 70 directly operated stores that were opened in the prior year.
Financing Activities
Net cash used in financing activities was $168.8 million for fiscal 2024, compared to $217.2 million for fiscal 2023. Net cash used in financing activities related primarily to net repayments of borrowings, payment of dividends and our convertible senior note transactions entered into April 2023 and January 2024.
The decrease in cash used in financing activities was driven primarily due to $175 million of share repurchases in fiscal 2023 in connection with the 2022 ASR Contract, partially offset by net repayments of borrowings in fiscal 2024 compared to net proceeds from borrowings in fiscal 2023 and our convertible senior note transactions entered into in April 2023 and January 2024.
Effect of Exchange Rates on Cash, Cash Equivalents and Restricted Cash
Changes in foreign currency translation rates decreased our reported cash, cash equivalents and restricted cash balance by $1.9 million during each of fiscal 2024 and fiscal 2023. Refer to “Foreign Currency Volatility” for further information on fluctuations in exchange rates.

Working Capital
As of February 3, 2024, we had net working capital (including cash and cash equivalents) of $433.9 million, compared to $448.7 million at January 28, 2023. Our primary working capital needs are for payments for inventories, salaries and wages, and the current portion of lease liabilities, as well as principal payments on the 2024 Notes.
Inventory decreased by $44.6 million, or 8.7%, to $466.3 million as of February 3, 2024, from $510.9 million at January 28, 2023. On a constant currency basis, inventory decreased by $30.4 million, or 5.9%, when compared to January 28, 2023. The decrease was mainly driven by our initiative to optimize inventory productivity and cash flow generation.
The accounts receivable balance consists of trade receivables relating primarily to our wholesale business in Europe and, to a lesser extent, to our wholesale businesses in the Americas and Asia, royalty receivables relating to our licensing operations, credit card and retail concession receivables related to our retail businesses and certain other receivables. Accounts receivable decreased by $27.2 million, or 7.9%, to $314.8 million as of February 3, 2024, compared to $341.9 million at January 28, 2023. On a constant currency basis, accounts receivable decreased by $18.5 million, or 5.4%, when compared to January 28, 2023. As of February 3, 2024, approximately 51% of our total net trade receivables and 63% of our European net trade receivables were subject to credit insurance coverage, certain bank guarantees or letters of credit for collection purposes. Our credit insurance coverage contains certain terms and conditions specifying deductibles and annual claim limits.
Fiscal 2023 Compared to Fiscal 2022
The comparison of cash flows from operations for fiscal 2023 to fiscal 2022 has been omitted from this Form 10-K, but can be referenced in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Form 10-K for fiscal 2023, filed with the SEC on March 24, 2023.
Material Cash Requirements
The following summarizes our material cash requirements for known contractual and other obligations as of February 3, 2024 and the effects such obligations are expected to have on liquidity and cash flow in future periods (in thousands):

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Contractual Obligations:
Short-term borrowings	$21,653	$21,653	$—	$—	$—
Convertible senior notes, net[1,2]	445,730	61,302	25,487	358,941	—
Long-term debt, excluding convertible senior notes, net[1]	33,029	14,259	18,645	125	—
Finance lease obligations[1]	16,679	6,202	8,856	1,621	—
Operating lease obligations[1,3]	820,442	195,699	268,371	173,181	183,191
Purchase obligations[4]	295,100	295,100	—	—	—
Benefit obligations[5]	77,674	2,902	4,912	6,289	63,571
Total	$1,710,307	$597,117	$326,271	$540,157	$246,762

Other commercial commitments[6]	$6,578	$3,251	$3,327	$—	$—
______________________________________________________________________
1Includes interest payments.
2In April 2019, we issued the Notes in a private offering. Refer to “Part IV. Financial Statements – Note 10 – Convertible Senior Notes and Related Transactions” for further detail.
3We have elected the practical expedient to not separate non-lease components from lease components in the measurement of liabilities for our directly-operated real estate leases. As such, this amount reflects operating lease costs that are considered in the measurement of the related operating lease liabilities, which may include fixed payments related to rent, insurance, property taxes, sales promotion, common area maintenance and certain utility charges, where applicable. This does not include variable lease costs that are excluded from the measurement of the operating lease liabilities, such as those charges that are based on a percentage of annual sales volume or estimates. In fiscal 2024, these variable charges totaled $105.8 million. Refer to “Part IV. Financial Statements – Note 9 – Lease Accounting” for further detail.
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
Excluded from the above table of material cash requirements is the noncurrent liability for unrecognized tax benefits, including penalties and interest, of $63.4 million. This liability for unrecognized tax benefits has been excluded because we cannot make a reliable estimate of the period in which the liability will be settled, if ever.
The above table also excludes current liabilities (other than short-term borrowings) as these amounts will be paid within one year and certain long-term liabilities that do not require cash payments.
Off-Balance Sheet Arrangements
Other than certain obligations and commitments included in the table above, we did not have any material off-balance sheet arrangements as of February 3, 2024.
Capital Expenditures
Gross capital expenditures totaled $74.2 million, before deducting lease incentives of $2.1 million, for fiscal 2024. This compares to gross capital expenditures of $89.5 million, before deducting lease incentives of $4.3 million, for fiscal 2023.
We will periodically evaluate strategic acquisitions and alliances and pursue those that we believe will support and contribute to our overall growth initiatives and/or will leverage our global infrastructure and network of licensees and wholesale partners. See “―General―Pending Acquisition” in this Item 7 above for information about our pending acquisition of rag & bone.
Dividends
On March 20, 2024, we announced a special cash dividend of $2.25 per share on our common stock and a quarterly cash dividend of $0.30 per share on our common stock. Both dividends will be payable on May 3, 2024 to shareholders of record as of the close of business on April 17, 2024.
Decisions on whether, when and in what amounts to continue making any future dividend distributions will remain at all times entirely at the discretion of our Board of Directors, which reserves the right, in its sole discretion, to change or terminate our dividend practices at any time and for any reason without prior notice. The payment of cash dividends in the future will be based upon a number of business, legal and other considerations, including changes in our financial position, capital allocation plans (including a desire to retain or accumulate cash), capital spending plans, stock purchase plans, acquisition strategies, strategic initiatives, debt payment plans (including a desire to maintain or improve credit ratings on our debt securities), debt covenant requirements, pension funding or other benefits payments.
Share Repurchases
During fiscal 2022, the Board of Directors terminated our previous 2012 $500 million share repurchase program (which had $47.8 million capacity remaining) and authorized a new program (the “2021 Share Repurchase Program”) to repurchase, from time-to-time and as market and business conditions warrant, up to $200 million of our common stock. During fiscal 2023, the Board of Directors expanded its repurchase authorization by $100 million, leaving a new capacity of $249.0 million at that time. In January 2024, the Board of Directors expanded the repurchase authorization by approximately $1.4 million to cover the repurchases associated with the issuance of the Additional 2028 Notes. During fiscal 2024, we repurchased 3,153,339 shares under the program at an aggregate cost of $64.1 million, including excise tax. During fiscal 2023, we repurchased 8,985,603 shares under the program at an aggregate cost of $186.7 million which is inclusive of the shares repurchased under the 2022 ASR Contract. During fiscal 2022, we repurchased 2,289,292 shares under the previous program at an aggregate cost of $51.0 million. As of February 3, 2024, we had no remaining authority under the 2021 Share Repurchase Program to purchase our common stock.
On March 25, 2024, the Board of Directors authorized a new $200 million share repurchase program. Repurchases under the program may be made on the open market or in privately negotiated transactions, pursuant to Rule 10b5-1 trading plans or other available means. There is no minimum or maximum number of shares to be repurchased under the program, which may be discontinued at any time, without prior notice. We have agreed to use a portion of the authorized share repurchase program to repurchase shares of our common stock in connection with the exchange of 2024 Notes for additional 2028 Notes as described in “Part IV. Financial Statements – Note 23 – Subsequent Events”, which we anticipate will be completed in April 2024.
Borrowings and Finance Lease Obligations and Convertible Senior Notes
In April 2023, we issued $275 million aggregate principal amount of Initial 2028 Notes and retired approximately $184.9 million aggregate principal of 2024 Notes in a private offering. In January 2024, we issued $64.8 million aggregate principal amount of Additional 2028 Notes and retired approximately $67.1 million aggregate principal of 2024 Notes in a private offering. Immediately following the closing of the transactions, $48.1 million in aggregate principal amount of the 2024 Notes remained outstanding.
Refer to “Part IV. Financial Statements – Note 10 Convertible Senior Notes and Related Transactions” and “Part IV. Financial Statements – Note 23 Subsequent Events” in this Form 10-K for disclosures about our Notes and related transactions.
In March 2024, we entered into a separate, privately negotiated exchange and subscription agreement with a holder of the remaining 2024 Notes pursuant to which we will exchange approximately $14.6 million in aggregate principal amount of the 2024 Notes for approximately $12.1 million in aggregate principal amount of the 2028 Notes. This additional exchange transaction is anticipated to settle on or about April 2, 2024, subject to customary closing conditions. Following the closing of this additional exchange transaction, we expect to have approximately $33.5 million remaining aggregate principal amount of the 2024 Notes.
In addition, Refer to “Part IV. Financial Statements – Note 8 – Borrowings and Finance Lease Obligations” in this Form 10-K for disclosures about our borrowings and finance lease obligations.
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
As a non-qualified pension plan, no dedicated funding of the SERP is required; however, we have made periodic payments into insurance policies held in a rabbi trust to fund the expected obligations arising under the non-qualified SERP. The amount of any future payments into the insurance policies, if any, may vary depending on investment performance of the trust. The cash surrender values of the insurance policies were $63.4 million and $64.4 million as of February 3, 2024 and January 28, 2023, respectively, and were included in other assets in our consolidated balance sheets. As a result of changes in the value of the insurance policy investments, we recorded unrealized gains (losses) of $1.1 million, $(5.7) million and $0.6 million in other income (expense) during fiscal 2024, fiscal 2023 and fiscal 2022, respectively. The projected benefit obligation was $37.7 million and $42.4 million as of February 3, 2024 and January 28, 2023, respectively, and was included in accrued expenses and other long-term liabilities in our consolidated balance sheets depending on the expected timing of payments. SERP benefit payments of $2.1 million and $1.7 million were made during fiscal 2024 and fiscal 2023, respectively.
Employee Stock Purchase Plan
Our qualified employee stock purchase plan (“ESPP”) allows qualified employees (as defined) to participate in the purchase of designated shares of our common stock at a price equal to 85% of the lower of the closing price at the beginning or end of each quarterly stock purchase period. We have 4,000,000 shares of common stock registered under the ESPP. During fiscal 2024, 38,127 shares of our common stock were issued pursuant to the ESPP at an average price of $13.06 per share for a total of $0.5 million.
Critical Accounting Policies and Estimates
The Consolidated Financial Statements are prepared in conformity with accounting principles generally accepted in the U.S., which require management to make estimates and assumptions that affect the reported amounts of the assets and liabilities and disclosures of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Management bases its estimates and judgments on its historical experience, an evaluation of current market trends as of the reporting date and other relevant factors, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Management evaluates its estimates and judgments on an ongoing basis including those related to the allowances for doubtful accounts, sales return and markdown allowances, valuation of inventories, share-based compensation, income taxes, recoverability of deferred income taxes, unrecognized income tax benefits, the useful life of assets for depreciation and amortization, evaluation of asset impairment (including goodwill and long-lived assets, such as property and equipment and operating lease right-of-use (“ROU”) assets), pension obligations, workers’ compensation and medical self-insurance expense and accruals, litigation reserves, restructuring expense and accruals and convertible senior notes.
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
Certain restricted stock units vest immediately but are considered contingently returnable as a result of certain service conditions. Compensation expense for these types of restricted stock units is recognized on a straight-line basis over the implied service period.
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
Our primary objective is to hedge the variability in forecasted cash flows due to the foreign currency risk. Various transactions that occur primarily in Europe, Canada, South Korea, China, Hong Kong and Mexico are denominated in U.S. dollars, British pounds and Russian roubles and thus are exposed to earnings risk as a result of exchange rate fluctuations when converted to their functional currencies. These types of transactions include U.S. dollar-denominated purchases of merchandise and U.S. dollar- and British pound-denominated intercompany liabilities. In addition, certain operating expenses, tax liabilities and pension-related liabilities are denominated in Swiss francs and are exposed to earnings risk as a result of exchange rate fluctuations when converted to the functional currency. Further, there are certain real estate leases which are denominated in a currency other than the functional currency of the respective entity that entered into the agreement (primarily Swiss francs, Russian roubles and Polish zloty). As a result, we may be exposed to volatility related to unrealized gains or losses on the translation of present value of future lease payment obligations when translated at the exchange rate as of a reporting period-end. We enter into derivative financial instruments, including forward exchange currency contracts, to offset some but not all of the exchange risk on certain of these anticipated foreign currency transactions. Changes in the fair value of forward contracts designated as cash flow hedges are recorded as a component of accumulated other comprehensive income (loss) (“AOCL”) within stockholders’ equity and are recognized in cost of product sales in the period which approximates the time the hedged merchandise inventory is sold.
Periodically, we may also use foreign exchange currency contracts to hedge the translation and economic exposures related to our net investments in certain of our international subsidiaries. Changes in the fair value of these U.S. dollar forward contracts, designated as net investment hedges, are recorded in foreign currency translation adjustment as a component of AOCL within stockholders’ equity and are not recognized in earnings (loss) until the sale or liquidation of the hedged net investment.
We also have foreign exchange currency contracts that are not designated as hedging instruments for accounting purposes. Changes in fair value of foreign exchange currency contracts not designated as hedging instruments are reported in net earnings (loss) as part of other income (expense).
Interest Rate Swap Agreements
We are exposed to interest rate risk on our floating-rate debt. We have entered into interest rate swap agreements for certain of these agreements to effectively convert our floating-rate debt to a fixed-rate basis. The principal objective of these contracts is to eliminate or reduce the variability of the cash flows in interest payments associated with our floating-rate debt, thus reducing the impact of interest rate changes on future interest payment cash flows. We have elected to apply the hedge accounting rules in accordance with authoritative guidance for certain of these contracts. Changes in the fair value of interest rate swap agreements designated as cash flow hedges are recorded as a component of AOCL within stockholders’ equity and are amortized to interest expense over the term of the related debt.
Periodically, we may also enter into interest rate swap agreements that are not designated as hedging instruments for accounting purposes. Changes in the fair value of interest rate swap agreements not designated as hedging instruments are reported in net earnings (loss) as part of other income (expense).
Equity-Linked Instrument
We concluded that the purchased options to hedge the conversion feature for the 2028 Notes issued in fiscal 2024 no longer qualify for the derivative scope exception for contracts indexed in our own equity. As a result, these contracts are accounted for as derivative assets, including the portion related to the reclassification of the pre-existing options purchased in April 2023, which had previously been recorded in paid-in capital in our consolidated balance sheet. We include derivative assets within other assets in our consolidated balance sheet. The derivative assets are required to be measured at fair value with changes in fair value recorded in earnings (loss). Changes in fair value of these derivative assets are reported in net earnings (loss) as part of other income (expense).
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
We have historically considered the undistributed earnings of our foreign subsidiaries to be indefinitely reinvested. As a result of the Tax Reform, we had a substantial amount of previously taxed earnings that could be distributed to the U.S. without additional material U.S. taxation. We continue to evaluate our plans for reinvestment or repatriation of unremitted foreign earnings and regularly review our cash positions and determination of permanent reinvestment of foreign earnings. If we determine that all or a portion of such foreign earnings are no longer indefinitely reinvested, we may be subject to additional foreign withholding taxes and U.S. state income taxes, beyond the one-time transition tax. For example, as of February 3, 2024, we determined that approximately $228.5 million of such foreign earnings are no longer indefinitely reinvested. The incremental tax cost to repatriate these earnings to the U.S. is immaterial. We intend to indefinitely reinvest the remaining earnings from our foreign subsidiaries for which a deferred income tax liability has not already been recorded. It is not practicable to estimate the amount of income tax that might be payable if these earnings were repatriated due to the complexities associated with the hypothetical calculation.
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
Valuation of Goodwill, Intangible and Other Long-Lived Assets
We assess the impairment of our long-lived assets (related primarily to goodwill, property and equipment and operating right-of-use assets), which requires us to make assumptions and judgments regarding the carrying value of these assets on an annual basis, or more frequently if events or changes in circumstances indicate that the assets might be impaired. For goodwill, determination of impairment is made at the reporting unit level which may be either an operating segment or one level below an operating segment if discrete financial information is available. Two or more reporting units within an operating segment may be aggregated for impairment testing if they have similar economic characteristics. We have identified our European wholesale and European retail components of our Europe segment, our Americas Retail segment and our Americas Wholesale segment as reporting units for goodwill impairment testing. For long-lived assets (other than goodwill), the majority relate to our retail operations which consist primarily of regular retail and flagship locations. We consider each individual regular retail location as an asset group for impairment testing, which is the lowest level at which individual cash flows can be identified. The asset group includes leasehold improvements, furniture, fixtures and equipment, computer hardware and software, operating lease right-of-use (“ROU”) assets including lease acquisition costs and certain long-term security deposits, and excludes operating lease liabilities. We review regular retail locations in penetrated markets for impairment risk once the locations have been opened for at least one year in their current condition, or sooner as changes in circumstances require. We believe that waiting at least one year allows a location to reach a maturity level where a more comprehensive analysis of financial performance can be performed. We evaluate impairment risk for regular retail locations in new markets, where we are in the early stages of establishing our presence, once brand awareness has been established. We also evaluate impairment risk for retail locations that are expected to be closed in the foreseeable future. We have flagship locations which are used as a regional marketing tool to build brand awareness and promote our current product. Provided the flagship locations continue to meet appropriate criteria, impairment for these locations is tested at a reporting unit level similar to goodwill since they do not have separately identifiable cash flows.
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
Pension Benefit Plan Actuarial Assumptions
Our pension obligations and related costs are calculated using actuarial concepts within the authoritative guidance framework. We use the corridor approach to amortize unrecognized actuarial gains or losses over the average remaining service life of active participants. The life expectancy, estimated retirement age, discount rate, estimated future compensation and expected return on plan assets are important elements of expense and/or liability measurement. These critical assumptions are evaluated annually which enables expected future payments for benefits to be stated at present value on the measurement date. If actual results are not consistent with actuarial assumptions, the amounts recognized for the defined benefit plans could change significantly. Refer to “Part IV. Financial Statements – Note 13 – Defined Benefit Plans” in this Form 10-K for detail regarding our defined benefit plans.
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
Convertible Senior Notes
In April 2019, we issued $300 million principal amount of 2024 Notes in a private offering. Prior to January 30, 2022, certain convertible debt instruments that may be settled in cash on conversion were required to be separately accounted for as liability and equity components of the instrument in a manner that reflects the issuer’s non-convertible debt borrowing rate. Accordingly, in accounting for the issuance of the 2024 Notes, we separated the 2024 Notes into liability and equity components. The liability component was recorded at fair value, which was derived from a valuation technique used to calculate the fair value of a similar liability without an associated convertible feature. The carrying amount of the equity component, which was recognized as a debt discount, represented the difference between the proceeds from the issuance of the 2024 Notes and the fair value of the liability component of the 2024 Notes. In accounting for the debt issuance costs related to the issuance of the 2024 Notes, we allocated the total amount incurred to the liability and equity components based on their relative values. Debt issuance costs attributable to the liability component were recorded as a contra-liability and are presented net against the 2024 Notes balance on our consolidated balance sheets. These costs are amortized to interest expense using the effective interest method over the term of the 2024 Notes.
On January 30, 2022, we adopted the authoritative guidance which simplifies the accounting for convertible instruments and contracts in an entity’s own equity using the modified retrospective method. Following adoption, the equity component was eliminated and recorded as an adjustment to retained earnings. In addition, we derecognized the remaining unamortized debt discount on the 2024 Notes. Debt issuance costs were recorded as a contra-liability and are presented net against the 2024 Notes balance on our consolidated balance sheets. These costs are amortized to interest expense using the effective interest method over the term of the 2024 Notes.

In April 2023, we issued $275 million aggregate principal amount of Initial 2028 Notes and retired approximately $184.9 million aggregate principal of 2024 Notes in a private offering. In January 2024, we issued $64.8 million aggregate principal amount of Additional 2028 Notes and retired approximately $67.1 million aggregate principal of 2024 Notes in a private offering. In connection with the transactions in January 2024, we determined that the conversion feature embedded in the Additional 2028 Notes failed to satisfy the requirements for the derivative scope exception for contracts indexed in our own stock. As a result, the conversion feature embedded in the Additional 2028 Notes required bifurcation and is accounted for as an embedded derivative. Our accounting policy is to present the embedded derivative on the same line item as the host instrument. The embedded derivative is required to be remeasured each reporting period with changes in fair value recorded in earnings. Changes in fair value of the embedded derivative are reported in net earnings (loss) as part of other income (expense).
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
ITEM 7A.    Quantitative and Qualitative Disclosures About Market Risk.
Exchange Rate Risk
More than two-thirds of product sales and licensing revenue recorded for fiscal 2024 were denominated in currencies other than the U.S. dollar. Our primary exchange rate risk relates to operations in Europe, Canada, South Korea, China, Hong Kong, and Mexico. Changes in currencies affect our earnings in various ways. For further discussion on currency-related risk, please refer to our risk factors under “Part I, Item 1A. Risk Factors.”
Various transactions that occur primarily in Europe, Canada, South Korea, China, Hong Kong and Mexico are denominated in U.S. dollars, British pounds and Russian roubles and thus are exposed to earnings risk as a result of exchange rate fluctuations when converted to their functional currencies. These types of transactions include U.S. dollar-denominated purchases of merchandise and U.S. dollar- and British pound-denominated intercompany liabilities. In addition, certain operating expenses, tax liabilities and pension-related liabilities are denominated in Swiss francs and are exposed to earnings risk as a result of exchange rate fluctuations when converted to the functional currency. Further, there are certain real estate leases which are denominated in a currency other than the functional currency of the respective entity that entered into the agreement (primarily Swiss francs, Russian roubles and Polish zloty). As a result, we may be exposed to volatility related to unrealized gains or losses on the translation of present value of future lease payment obligations when translated at the exchange rate as of a reporting period-end. We are also subject to certain translation and economic exposures related to our net investment in certain of our international subsidiaries. We enter into derivative financial instruments to offset some but not all of our exchange risk. In addition, some of the derivative contracts in place will create volatility during the fiscal year as they are marked-to-market according to the accounting rules and may result in revaluation gains or losses in different periods from when the currency impacts on the underlying transactions are realized.
Foreign Exchange Currency Contracts Designated as Cash Flow Hedges
During fiscal 2024, we purchased U.S. dollar forward contracts in Europe totaling $119.0 million that were designated as cash flow hedges. As of February 3, 2024, we had forward contracts outstanding for our European operations of $104.0 million to hedge forecasted merchandise purchases, which are expected to mature over the next 11 months. Our derivative financial instruments are recorded in our consolidated balance sheet at fair value based on quoted market rates. Changes in the fair value of the U.S. dollar forward contracts, designated as cash flow hedges for forecasted merchandise purchases, are recorded as a component of AOCL within stockholders’ equity and are recognized in cost of product sales in the period which approximates the time the hedged merchandise inventory is sold.
As of February 3, 2024, AOCL related to foreign exchange currency contracts included a net unrealized loss of approximately $1.2 million, net of tax, of which $1.3 million will be recognized in cost of product sales over the following 12 months, at the then current values on a pre-tax basis, which can be different than the current year-end values. As of February 3, 2024, the net unrealized gain of the remaining open forward contracts recorded in our consolidated balance sheet was approximately $0.8 million.
At January 28, 2023, we had forward contracts outstanding for our European operations of $253.0 million that were designated as cash flow hedges. At January 28, 2023, the net unrealized loss of these open forward contracts recorded in our consolidated balance sheet was approximately $11.9 million.
Derivative Instruments Not Designated as Hedging Instruments
We also have foreign exchange currency contracts that are not designated as hedging instruments for accounting purposes. Changes in fair value of foreign exchange currency contracts not designated as hedging instruments are reported in net earnings (loss) as part of other income (expense). For fiscal 2024, we recorded a net gain of $2.3 million for our euro dollar foreign currency contracts not designated as hedges, which was included in other income (expense). As of February 3, 2024, we had euro foreign exchange currency contracts to purchase $52.0 million expected to mature over the next 2 months. As of February 3, 2024, the net unrealized loss of these open forward contracts recorded in our consolidated balance sheet was approximately $0.3 million.
At January 28, 2023, we had euro foreign exchange currency contracts to purchase $83.5 million. At January 28, 2023, the net unrealized loss of these open forward contracts recorded in our consolidated balance sheet was approximately $2.6 million.
We have recognized equity-linked derivatives including the embedded derivative associated with the Additional 2028 Notes. In connection with the 2028 Notes, we also purchased convertible note hedge which did not qualify for the derivative scope exception for equity-linked instruments. These derivatives are not designated as hedging instruments for accounting purposes. Changes in fair value of these derivatives are reported in net earnings (loss) as part of other income (expense).
Contract Sensitivity Analysis
As of February 3, 2024, a sensitivity analysis of changes in foreign currencies when measured against the U.S. dollar indicates that, if the U.S. dollar had uniformly weakened by 10% against all of the U.S. dollar denominated foreign exchange derivatives totaling $156.0 million, the fair value of the instruments would have decreased by $17.3 million. Conversely, if the U.S. dollar uniformly strengthened by 10% against all of the U.S. dollar denominated foreign exchange derivatives, the fair value of these instruments would have increased by $14.2 million. Any resulting changes in the fair value of the hedged instruments may be partially offset by changes in the fair value of certain balance sheet positions (primarily U.S. dollar denominated liabilities in our foreign operations) impacted by the change in the foreign currency rate. The ability to reduce the exposure of currencies on earnings depends on the magnitude of the derivatives compared to the balance sheet positions during each reporting cycle.
The fair values of the equity-linked derivatives are measured using a binomial lattice model utilizing unobservable inputs (e.g. the expected volatility and instrument specific credit spread). As of February 3, 2024, if the expected volatility were increased to 40%, keeping all other inputs constant, the fair value of the embedded derivative would increase from $16.4 million to $20.9 million and the fair value of the convertible note hedge would increase from $85.9 million to $109.5 million. If the expected volatility were decreased to 20%, the fair value of the embedded derivative would decrease from $16.4 million to $11.7 million and the fair value of the convertible note hedge would decrease from $85.9 million to $61.4 million. If the credit spread increased from 4.3% to 5.3%, keeping all other inputs constant, the fair value of the embedded derivative would increase from $16.4 million to $17.0 million and the fair value of the convertible note hedge would increase from $85.9 million to $89.3 million. If the credit spread decreased from 4.3% to 3.3%, the fair value of the embedded derivative would decrease from $16.4 million to $15.7 million and the fair value of the convertible note hedge would decrease from $85.9 million to $82.3 million.
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
In April 2023, we issued $275 million aggregate principal amount of Initial 2028 Notes and retired approximately $184.9 million aggregate principal of 2024 Notes in a private offering. In January 2024, we issued $64.8 million aggregate principal amount of Additional 2028 Notes and retired approximately $67.1 million aggregate principal of 2024 Notes in a private offering, leaving approximately $48.1 million aggregate principal amount of 2024 Notes outstanding at February 3, 2024. Refer to “Part IV. Financial Statements – Note 23 Subsequent Events” in this Form 10-K for disclosures about our Notes and related transactions. The fair value of the Notes and the equtiy-linked derivatives associated with the 2028 Notes are subject to interest rate risk, market risk and other factors due to the conversion feature of the Notes. The fair value of the Notes and the equity-linked derivatives will generally increase as our common stock price increases and will generally decrease as our common stock price declines. Changes in fair value of the equity-linked derivatives impact our financial position and results of operations. The interest and market value changes affect the fair value of the Notes but do not impact our corresponding financial position, cash flows or results of operations due to the fixed nature of the debt obligation.
Interest Rate Swap Agreement Designated as Cash Flow Hedge
During fiscal 2017, we entered into an interest rate swap agreement with a notional amount of $21.5 million, designated as a cash flow hedge, to hedge the variability of cash flows in interest payments associated with our floating-rate debt. This interest rate swap agreement matures in January 2026 and converts the nature of our real estate secured term loan from LIBOR floating-rate debt to fixed-rate debt, resulting in a swap fixed rate of approximately 3.06%. Effective May 1, 2023, the Company amended its existing interest rate swap agreement from LIBOR to SOFR, resulting in a swap fixed rate of approximately 3.14%. This amended interest rate swap agreement matures in January 2026 and converts the nature of the Mortgage Debt from SOFR floating-rate debt to fixed-rate debt. The fair value of the interest rate swap agreement is based upon inputs corroborated by observable market data. Changes in the fair value of the interest rate swap agreement, designated as a cash flow hedge to hedge the variability of cash flows in interest payments associated with our floating-rate real estate secured loan (the “Mortgage Debt”), are recorded as a component of AOCL within stockholders’ equity and are amortized to interest expense over the term of the related debt.
As of February 3, 2024, AOCL related to the interest rate swap agreement included a net unrealized gain of approximately $0.6 million, net of tax, which will be recognized in interest expense over the following 12 months, at the then current values on a pre-tax basis, which can be different than the current year-end values. As of February 3, 2024, the net unrealized gain of the interest rate swap recorded in our consolidated balance sheet was approximately $0.8 million.
At January 28, 2023, the net unrealized gain of the interest rate swap recorded in our consolidated balance sheet was approximately $1.0 million.
Interest Rate Swap Agreement Sensitivity Analysis
As of February 3, 2024, we had indebtedness related to term loans of $12.1 million, finance lease obligations of $15.4 million and the Mortgage Debt of $16.4 million. The term loans provide for annual interest rates ranging between 1.5% to 6.7%. The finance lease obligations are based on fixed interest rates derived from the respective agreements. Prior to May 1, 2023, the interest rate on the Mortgage Debt was a variable rate based on LIBOR. In May 2023, the Company amended the terms of the Mortgage Debt for the interest rate to be based on SOFR, effective May 1, 2023. The Company also amended its existing interest rate swap agreement, resulting in a swap fixed rate of approximately 3.14% that matures in January 2026 (prior to this amendment, the agreement resulted in a swap fixed rate of approximately 3.06%). The interest rate swap agreement is designated as a cash flow hedge and converts the nature of our real estate secured term loan from SOFR floating-rate debt to fixed-rate debt.
As of February 3, 2024, we also had borrowings under our credit facility arrangements of $21.7 million which are based on variable rates of interest. Accordingly, changes in interest rates would impact our results of operations in future periods. A 100 basis point increase in interest rates would not have a significant effect on interest expense for fiscal 2024.

The fair values of our debt instruments are based on the amount of future cash flows associated with each instrument discounted using our incremental borrowing rate. As of February 3, 2024 and January 28, 2023, the carrying value of all financial instruments was not materially different from fair value, as the interest rates on our debt approximated rates currently available to us. The fair value of the Notes is determined based on inputs that are observable in the market and have been classified as Level 2 in the fair value hierarchy.
Derivatives Designated as Hedging Instruments
The following summarizes net after-tax activity related to our foreign exchange currency contracts and interest rate swap agreement designated as cash flow hedges recorded in AOCL (in thousands):

	Year Ended
	Feb 3, 2024	Jan 28, 2023
Beginning balance gain (loss)	$(1,584)	$7,280
Net gains from changes in cash flow hedges	5,451	47
Net (gains) reclassified to earnings	(4,411)	(8,911)
Ending balance loss	$(544)	$(1,584)
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
The Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s principal executive officer and principal financial officer, of the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based upon this evaluation, under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of February 3, 2024.
Ernst & Young LLP, the independent registered public accounting firm that audited the Company’s financial statements as of and for the fiscal year ended February 3, 2024 included in this Annual Report on Form 10-K has issued an attestation report on the Company’s internal control over financial reporting, which is set forth below.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting during the fourth quarter of fiscal 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Guess?, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Guess?, Inc. and subsidiaries’ internal control over financial reporting as of February 3, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Guess?, Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of February 3, 2024, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of February 3, 2024 and January 28, 2023, the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended February 3, 2024, and the related notes and financial statement schedule listed in the Index at Item 15 and our report dated April 1, 2024 expressed an unqualified opinion thereon.
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

/s/ Ernst & Young LLP
Los Angeles, California
April 1, 2024

ITEM 9B.    Other Information.
Insider Trading Arrangements
During the quarter ended February 3, 2024, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
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

4.4.
Indenture, dated as of April 17, 2023, between the Registrant and U.S. Bank Trust Company, National Association, as trustee (including form of 3.75% Convertible Senior Notes due 2028) (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 18, 2023).

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

*10.13.
Performance Share Award Agreement (Stock Price) dated June 30, 2021 by and between the Registrant and Carlos Alberini (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 2, 2021).

*10.14.
Restricted Stock Unit Agreement (operating earnings) dated as of June 30, 2021 between the Registrant and Carlos Alberini (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2021).

*10.15.
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

*10.17.
Performance Share Award Agreement (total shareholder return) dated as of May 12, 2023 for Carlos Alberini, Markus Neubrand and Fabrice Benarouche (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 29, 2023).

*10.18.
Restricted Stock Unit Agreement (operating earnings) dated as of May 12, 2023 for Carlos Alberini, Markus Neubrand and Fabrice Benarouche (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 29, 2023).

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

*10.25.
Secondment Letter Agreement dated January 26, 2022 between the Registrant and Paul Marciano (incorporated by reference to Exhibit 10.26 to the Registrant's Annual Report on Form 10-K for the year ended January 29, 2022).

*10.26.
Restricted Stock Unit Agreement (licensing and company earnings from operations) dated as of May 12, 2023 for Paul Marciano (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 29, 2023).

Exhibit Number	Description
*10.27.	Employment Agreement dated March 14, 2022 between the Registrant and Dennis Secor (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed March 16, 2022).
*10.28.
Amendment to Employment Agreement dated March 31, 2023 between the Registrant and Dennis Secor (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 31, 2023).

*10.29.
Employment Agreement, as amended and restated March 29, 2024, between the Registrant and Dennis Secor (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 1, 2024).

*10.30.
Employment Agreement dated April 27, 2023 between Guess? Europe SAGL and Markus Neubrand (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 2, 2023).

*10.31.	Form of Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.62 to the Registrant’s Current Report on Form 8-K filed May 16, 2005).
*10.32.	Form of Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 29, 2017).
*10.33.	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 29, 2017).
*10.34.
Indemnification Agreements between the Registrant and certain executives and directors (incorporated by reference to Exhibit 10.30 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996).

*10.35.
Nonqualified Deferred Compensation Plan (Amended and Restated Effective as of December 18, 2008) (incorporated by reference to Exhibit 10.28 to the Registrant’s Annual Report on Form 10-K for the year ended January 31, 2009).

*10.36.
Supplemental Executive Retirement Plan (Amended and Restated Effective as of December 18, 2008) (incorporated by reference to Exhibit 10.29 to the Registrant’s Annual Report on Form 10-K for the year ended January 31, 2009).

*10.37.
Amendment 2013-I to the Supplemental Executive Retirement Plan of the Registrant dated as of July 11, 2013 (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended August 3, 2013).

10.38.
Amended and Restated Voting Agreement, dated March 28, 2024, among Guess?, Inc., Paul Marciano and the Paul Marciano Trust (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 1, 2024).

10.39.
Amended and Restated Voting Agreement, dated March 28, 2024, among Guess?, Inc., Maurice Marciano and the Maurice Marciano Trust (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 1, 2024).

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

10.45.
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

Exhibit Number	Description
10.46.
Amendment Number Two to Amended & Restated Loan, Guaranty and Security Agreement, dated as of December 20, 2022, by and among Guess?, Inc., Guess? Retail, Inc., Guess.com, Inc., Guess? Canada Corporation, the guarantors party thereto, Bank of America, N.A., as agent for the lenders, and each of the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 8, 2024).

10.47.
Amendment Number Three to Amended & Restated Loan, Guaranty and Security Agreement, dated as of December 20, 2022, by and among Guess?, Inc., Guess? Retail, Inc., Guess.com, Inc., Guess? Canada Corporation, the guarantors party thereto, Bank of America, N.A., as agent for the lenders, and each of the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 1, 2024).

10.48.
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

10.49.	Form of Call Option Confirmation between the Registrant and each Option Counterparty (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed April 29, 2019).
10.50.	Form of Warrant Confirmation between the Registrant and each Option Counterparty (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed April 29, 2019).
10.51.
Form of Call Option Confirmation between the Registrant and each Option Counterparty (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 18, 2023).

10.52.
Form of Warrant Confirmation between the Registrant and each Option Counterparty (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 18, 2023).

10.53.
Form of Call Option Confirmation between the Registrant and each Option Counterparty (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 10, 2024).

10.54.
Form of Warrant Confirmation between the Registrant and each Option Counterparty (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 10, 2024).

†21.1.	List of Subsidiaries.
†23.1.	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
†31.1.	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
†31.2.	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
††32.1.	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
††32.2.	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
†97.1	Policy Regarding Recoupment of Certain Performance-Based Compensation Payments, as Amended and Restated on September 21, 2023.
†101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
†101.SCH	XBRL Taxonomy Extension Schema Document
†101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
†101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
†101.LAB	XBRL Taxonomy Extension Label Linkbase Document
†101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
†104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
_________________________________________________________________________

*	Management Contract or Compensatory Plan
†	Filed herewith
††	Furnished herewith
ITEM 16.    Form 10-K Summary.
None.

Guess?, Inc.
Form 10-K
Index to Consolidated Financial Statements and Financial Statement Schedule

1	Report of Independent Registered Public Accounting Firm (PCAOB ID: 42)	F-2

2	Consolidated Financial Statements

	Consolidated Balance Sheets at February 3, 2024 and January 28, 2023	F-4

	Consolidated Statements of Income for the Years Ended February 3, 2024, January 28, 2023 and January 29, 2022	F-5

	Consolidated Statements of Comprehensive Income for the Years Ended February 3, 2024, January 28, 2023 and January 29, 2022	F-6

	Consolidated Statements of Stockholders’ Equity for the Years Ended February 3, 2024, January 28, 2023 and January 29, 2022	F-7

	Consolidated Statements of Cash Flows for the Years Ended February 3, 2024, January 28, 2023 and January 29, 2022	F-8

	Notes to Consolidated Financial Statements	F-9

3	Consolidated Financial Statement Schedule—Valuation and Qualifying Accounts for the Years Ended February 3, 2024, January 28, 2023 and January 29, 2022	F-65

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Guess?, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Guess?, Inc. and subsidiaries (the Company) as of February 3, 2024 and January 28, 2023, the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended February 3, 2024, and the related notes and financial statement schedule listed in the Index at Item 15 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at February 3, 2024 and January 28, 2023, and the results of its operations and its cash flows for each of the three years in the period ended February 3, 2024, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of February 3, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated April 1, 2024 expressed an unqualified opinion thereon.
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
Los Angeles, California
April 1, 2024

GUESS?, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	February 3, 2024	January 28, 2023
ASSETS
Current assets:
Cash and cash equivalents	$360,285	$275,765
Accounts receivable, net	314,769	341,939
Inventories	466,297	510,899
Other current assets	84,122	83,102
Total current assets	1,225,473	1,211,705
Property and equipment, net	246,648	240,355
Goodwill	34,100	34,277
Deferred income tax assets	178,910	158,403
Operating lease right-of-use assets	667,031	636,148
Other assets	237,859	144,560
	$2,590,021	$2,425,448
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of borrowings and finance lease obligations	$40,781	$40,380
Accounts payable	272,830	289,442
Accrued expenses and other current liabilities	263,447	263,038
Convertible senior notes due 2024, net	48,048	—
Current portion of operating lease liabilities	166,451	170,192
Total current liabilities	791,557	763,052
Convertible senior notes due 2024, net	—	298,931
Convertible senior notes due 2028, net	336,717	—
Long-term debt and finance lease obligations	28,210	95,921
Long-term operating lease liabilities	542,392	528,236
Other long-term liabilities	155,829	157,403
Total liabilities	1,854,705	1,843,543
Redeemable noncontrolling interests	522	9,154

Commitments and contingencies (Note 15)

Stockholders’ equity:
Preferred stock, $.01 par value. Authorized 10,000,000 shares; no shares issued and outstanding	—	—
Common stock, $.01 par value. Authorized 150,000,000 shares; issued 142,771,315 and 142,771,253 shares, outstanding 53,007,966 and 54,609,786 shares as of February 3, 2024 and January 28, 2023, respectively	530	546
Paid-in capital	594,520	532,398
Retained earnings	1,412,426	1,276,857
Accumulated other comprehensive loss	(137,010)	(134,073)
Treasury stock, 89,763,349 and 88,161,467 shares as of February 3, 2024 and January 28, 2023, respectively	(1,185,526)	(1,141,615)
Guess?, Inc. stockholders’ equity	684,940	534,113
Nonredeemable noncontrolling interests	49,854	38,638
Total stockholders’ equity	734,794	572,751
	$2,590,021	$2,425,448
See accompanying notes to consolidated financial statements.

GUESS?, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	Year Ended
	Feb 3, 2024	Jan 28, 2023	Jan 29, 2022
Product sales	$2,663,282	$2,583,913	$2,494,922
Net royalties	113,248	103,437	96,709
Net revenue	2,776,530	2,687,350	2,591,631
Cost of product sales	1,553,950	1,538,603	1,422,126
Gross profit	1,222,580	1,148,747	1,169,505
Selling, general and administrative expenses	954,078	893,297	861,578
Asset impairment charges	6,887	9,544	3,149
Net gains on lease modifications	(1,662)	(2,267)	(259)
Earnings from operations	263,277	248,173	305,037
Other income (expense):
Interest expense	(21,816)	(13,190)	(23,018)
Interest income	12,100	2,885	1,881
Loss on extinguishment of debt	(12,351)	—	—
Other, net	(5,075)	(39,822)	(30,171)
Total other expense	(27,142)	(50,127)	(51,308)

Earnings before income tax expense	236,135	198,046	253,729
Income tax expense	25,418	36,502	73,680
Net earnings	210,717	161,544	180,049
Net earnings attributable to noncontrolling interests	12,518	11,934	8,686
Net earnings attributable to Guess?, Inc.	$198,199	$149,610	$171,363

Net earnings per common share attributable to common stockholders:
Basic	$3.67	$2.62	$2.65
Diluted	$3.09	$2.18	$2.57
Weighted average common shares outstanding attributable to common stockholders:
Basic	53,329	56,484	64,021
Diluted	69,782	70,087	65,919
See accompanying notes to consolidated financial statements.

GUESS?, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Year Ended
	Feb 3, 2024	Jan 28, 2023	Jan 29, 2022
Net earnings	$210,717	$161,544	$180,049
Other comprehensive income (loss):
Foreign currency translation adjustment
Gains (losses) arising during the period	(4,192)	8,425	(30,857)
Derivative financial instruments designated as cash flow hedges
Gains arising during the period	6,116	207	11,460
Less income tax effect	(665)	(160)	(1,339)
Reclassification to net earnings for (gains) losses realized	(5,039)	(10,016)	2,323
Less income tax effect	628	1,105	(288)
Defined benefit plans
Net actuarial gains	3,825	3,890	2,805
Foreign currency and other adjustments	(361)	627	340
Less income tax effect	(581)	(1,340)	(595)
Net actuarial loss amortization	256	615	420
Prior service credit amortization	(160)	(90)	(67)
Less income tax effect	(9)	(55)	(42)
Total comprehensive income	210,535	164,752	164,209
Less comprehensive income attributable to noncontrolling interests:
Net earnings	12,518	11,934	8,686
Foreign currency translation adjustment	2,755	1,732	(966)
Amounts attributable to noncontrolling interests	15,273	13,666	7,720
Comprehensive income attributable to Guess?, Inc.	$195,262	$151,086	$156,489
See accompanying notes to consolidated financial statements.

GUESS?, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)

	Guess?, Inc. Stockholders’ Equity
	Common Stock					Treasury Stock
	Shares	Amount	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Shares	Amount	Nonredeemable Noncontrolling Interests	Total
Balance at January 30, 2021	64,230,162	$642	$553,111	$1,034,823	$(120,675)	78,563,517	$(924,238)	$21,917	$565,580
Net earnings	—	—	—	171,363	—	—	—	8,686	180,049
Other comprehensive loss, net of income tax effect	—	—	—	—	(14,874)	—	—	(966)	(15,840)
Issuance of common stock under stock compensation plans including income tax effect	718,018	8	(9,469)	—	—	(739,751)	8,710	—	(751)
Issuance of stock under Employee Stock Purchase Plan	38,144	—	263	—	—	(38,144)	450	—	713
Share-based compensation	—	—	21,096	23	—	—	—	—	21,119
Dividends	—	—	—	(37,091)	—	—	—	—	(37,091)
Share repurchases	(2,289,292)	(23)	23	—	—	2,289,292	(51,030)	—	(51,030)
Noncontrolling interest capital distribution	—	—	—	—	—	—	—	(3,452)	(3,452)
Redeemable noncontrolling interest redemption value adjustment	—	—	—	(10,454)	—	—	—	4,800	(5,654)
Balance at January 29, 2022	62,697,032	$627	$565,024	$1,158,664	$(135,549)	80,074,914	$(966,108)	$30,985	$653,643
Cumulative adjustment from adoption of new accounting guidance	—	—	(43,078)	21,788	—	—	—	—	(21,290)
Net earnings	—	—	—	149,610	—	—	—	11,934	161,544
Other comprehensive income, net of income tax effect	—	—	—	—	1,476	—	—	1,732	3,208
Issuance of common stock under stock compensation plans including income tax effect	852,514	9	(10,076)	—	—	(853,207)	10,658	—	591
Issuance of stock under Employee Stock Purchase Plan	45,843	—	104	—	—	(45,843)	582	—	686
Share-based compensation	—	—	20,334	61	—	—	—	—	20,395
Dividends	—	—	—	(53,266)	—	—	—	—	(53,266)
Share repurchases	(8,985,603)	(90)	90	—	—	8,985,603	(186,747)	—	(186,747)
Noncontrolling interest capital distributions	—	—	—	—	—	—	—	(6,013)	(6,013)
Balance at January 28, 2023	54,609,786	$546	$532,398	$1,276,857	$(134,073)	88,161,467	$(1,141,615)	$38,638	$572,751
Net earnings	—	—	—	198,199	—	—	—	12,518	210,717
Other comprehensive income (loss), net of income tax effect	—	—	—	—	(2,937)	—	—	2,755	(182)
Issuance of common stock under stock compensation plans including income tax effect	1,513,392	16	(20,902)	—	—	(1,513,330)	19,672	—	(1,214)
Issuance of stock under Employee Stock Purchase Plan	38,127	—	119	—	—	(38,127)	498	—	617
Share-based compensation	—	—	20,236	10	—	—	—	—	20,246
Dividends	—	—	—	(62,640)	—	—	—	—	(62,640)
Share repurchases	(3,153,339)	(32)	32	—	—	3,153,339	(64,081)	—	(64,081)
Purchase of redeemable noncontrolling interest	—	—	1,318	—	—	—	—	(1,223)	95
Noncontrolling interest capital distributions	—	—	—	—	—	—	—	(2,834)	(2,834)
Equity component value of convertible notes transactions, net	—	—	(726)	—	—	—	—	—	(726)
Sales of common stock warrants	—	—	25,921	—	—	—	—	—	25,921
Purchases of convertible note hedges	—	—	(40,092)	—	—	—	—	—	(40,092)
Reclassification of convertible bond hedges	—	—	68,530	—	—	—	—	—	68,530
Terminations of common stock warrants	—	—	(1,124)	—	—	—	—	—	(1,124)
Terminations of convertible note hedges	—	—	8,810	—	—	—	—	—	8,810
Balance at February 3, 2024	53,007,966	$530	$594,520	$1,412,426	$(137,010)	89,763,349	$(1,185,526)	$49,854	$734,794
See accompanying notes to consolidated financial statements.

GUESS?, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended
	Feb 3, 2024	Jan 28, 2023	Jan 29, 2022
Cash flows from operating activities:
Net earnings	$210,717	$161,544	$180,049
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	61,349	61,467	56,799
Amortization of debt discount	622	—	11,125
Amortization of debt issuance costs	1,787	1,563	1,390
Share-based compensation expense	20,246	20,395	21,119
Forward contract (gains) losses	(12,648)	10,614	(2,401)
Deferred income taxes	(12,793)	9,313	(95,544)
Net loss on impairment and disposition of long-term assets	8,145	10,993	5,731
Loss on extinguishment of debt	12,351	—	—
Other items, net	(4,622)	18,102	16,080
Changes in operating assets and liabilities:
Accounts receivable	24,330	(18,997)	(42,235)
Inventories	39,282	(54,412)	(91,048)
Prepaid expenses and other assets	(205)	(1,311)	(15,772)
Operating lease assets and liabilities, net	(21,254)	(28,608)	(26,891)
Accounts payable and accrued expenses and other current liabilities	5,515	(20,456)	101,554
Other long-term liabilities	(2,441)	(1,019)	11,686
Net cash provided by operating activities	330,381	169,188	131,642
Cash flows from investing activities:
Purchases of property and equipment	(74,207)	(89,503)	(63,521)
Net cash settlement of forward contracts	(1,105)	—	(460)
Other investing activities	167	(365)	1,704
Net cash used in investing activities	(75,145)	(89,868)	(62,277)
Cash flows from financing activities:
Proceeds from borrowings	128,279	207,079	32,169
Repayments of borrowings and finance lease obligations	(197,464)	(178,937)	(37,946)
Net proceeds from issuance of convertible senior notes	80,324	—	—
Proceeds from issuance of warrants	25,921	—	—
Purchases of convertible note hedges	(67,992)	—	—
Proceeds from termination of convertible senior note hedges	9,146	—	—
Payments for termination of common stock warrants	(1,124)	—	—
Payments for debt issuance costs	(6,974)	(2,026)	—
Dividends paid	(62,791)	(51,823)	(36,747)
Noncontrolling interest capital distributions	(2,834)	(6,013)	(3,452)
Purchase of redeemable noncontrolling interest	(8,650)	—	—
Issuance of common stock, net of income tax withholdings on vesting of stock awards	(597)	1,277	(38)
Purchases of treasury stock	(64,081)	(186,747)	(51,030)
Net cash used in financing activities	(168,837)	(217,190)	(97,044)
Effect of exchange rates on cash and cash equivalents	(1,879)	(1,930)	(26,101)
Net change in cash and cash equivalents	84,520	(139,800)	(53,780)
Cash and cash equivalents at the beginning of the year	275,765	415,565	469,345
Cash and cash equivalents at the end of the year	$360,285	$275,765	$415,565

Supplemental cash flow data:
Interest paid	$17,068	$11,025	$10,069
Income taxes paid, net of refunds	$28,929	$25,609	$152,693

Non-cash investing and financing activity:
Change in accrual of property and equipment	$(2,749)	$(4,781)	$9,826
Assets acquired under finance lease obligations	$2,526	$3,863	$8,447
Exchanges of 2024 Notes for 2028 Notes	$(233,342)	$—	$—
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
Reclassifications
The Company has made certain reclassifications to prior period amounts to conform to the current period presentation within the accompanying consolidated financial statements and notes to the consolidated financial statements.
Fiscal Year
The Company operates on a 52/53-week fiscal year calendar, which ends on the Saturday nearest to January 31 of each year. All references herein to “fiscal 2024” represent the results of the 53-week fiscal year ended February 3, 2024, with the extra week occurring in the fourth quarter of the year. All references herein to “fiscal 2023” and “fiscal 2022” represent the results of the 52-week fiscal years ended January 28, 2023 and January 29, 2022. References to “fiscal 2025” represent the 52-week fiscal year ending February 1, 2025.
Principles of Consolidation
The consolidated financial statements include the accounts of Guess?, Inc., its wholly-owned direct and indirect subsidiaries and its non-wholly-owned subsidiaries and joint ventures in which the Company has a controlling financial interest or is determined to be the primary beneficiary. Accordingly, all references herein to “Guess?, Inc.” include the consolidated results of the Company, its wholly-owned subsidiaries and its joint ventures. All intercompany accounts and transactions are eliminated during the consolidation process.
Use of Estimates
The preparation of the financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the amounts reported in the financial statements and disclosed in the accompanying notes. Significant areas requiring the use of management estimates relate to the allowances for doubtful accounts, sales return and markdown allowances, valuation of inventories, share-based compensation, income taxes, recoverability of deferred income taxes, unrecognized income tax benefits, the useful life of assets for depreciation and amortization, evaluation of asset impairment (including goodwill and long-lived assets, such as property and equipment and operating lease right-of-use (“ROU”) assets), pension obligations, workers’ compensation and medical self-insurance expense and accruals, litigation reserves, restructuring expense and accruals and convertible senior notes. These estimates and assumptions may change as a result of the impact of global economic conditions, such as the uncertainty regarding the impact of public health crises, the ongoing Russia-Ukraine war, global inflationary pressures, volatility in foreign exchange rates and declining consumer spending. Actual results could differ from those estimates. Revisions in estimates could materially impact the results of operations and financial position.
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

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Business Update, Market Trends and Uncertainties
Macroeconomic conditions, including inflation, higher interest rates, foreign exchange rate fluctuations, declines in consumer spending, the impact of the ongoing conflicts in Ukraine and Gaza and lingering public health crises are continuing to negatively impact the Company’s businesses.
The lingering effects of public health crises and other factors have also contributed to disruptions in the overall global supply chain, leading to industry-wide product delays and higher freight costs. The Company has been working actively to mitigate these headwinds to the extent possible through a number of global supply chain initiatives.
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

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
of variable consideration such as allowances for sales returns and markdowns, where applicable. The amount of variable consideration included in the transaction price may be constrained and is included only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized under the contract will not occur in a future period.
The Company accepts payments at its brick-and-mortar retail locations and its e-commerce sites in the form of cash, credit cards, gift cards and loyalty points, where applicable. Payment terms, typically less than one year, are offered to the Company’s wholesale customers and do not include a significant financing component. The Company extends credit to wholesale customers based upon an evaluation of the customer’s financial condition and credit history and generally requires no collateral but does obtain credit insurance when considered appropriate. As of February 3, 2024, approximately 51% of the Company’s total net trade accounts receivable and 63% of its European net trade receivables were subject to credit insurance coverage, certain bank guarantees or letters of credit for collection purposes. The Company’s credit insurance coverage contains certain terms and conditions specifying deductibles and annual claim limits.
The Company recognizes an allowance for credit losses expected to be incurred over an asset’s lifetime. The Company maintains allowances for doubtful accounts for estimated losses that result from the inability of its wholesale customers to make their required payments. The Company bases its allowances on analysis of the aging of accounts receivable at the date of the financial statements, assessments of historical and current collection trends, an evaluation of the impact of current economic conditions and whether the Company has obtained credit insurance or other guarantees which are not considered freestanding against the related account receivable balances. Management performs regular evaluations concerning the ability of its customers to make required payments and records a provision for doubtful accounts based on these evaluations. The Company’s credit losses for the periods presented were not significant compared to sales and did not significantly exceed management’s estimates. Refer to Note 3 for further information regarding the Company’s allowance for doubtful accounts.
Shipping and handling costs associated with outbound freight incurred to transfer a product to a customer are accounted for as fulfillment costs and are included in selling, general and administrative (“SG&A”) expenses. Sales and usage-based taxes collected from customers and remitted directly to governmental authorities are excluded from net revenues.
Sales Return Allowances
The Company accrues for estimated sales returns in the period in which the related revenue is recognized. To recognize the financial impact of sales returns, the Company estimates the amount of goods that will be returned based on historical experience and current trends and reduces sales and cost of sales accordingly. The Company’s policy allows retail customers in certain regions a grace period to return merchandise following the date of sale. Substantially all of these returns are considered to be resalable at a price that exceeds the cost of the merchandise. The Company includes the allowance for sales returns in accrued expenses and the estimated cost associated with such sales returns within other current assets in its consolidated balance sheet. As of February 3, 2024, the Company included $34.2 million in accrued expenses related to the allowance for sales returns and $14.8 million in other current assets related to the estimated cost of such sales returns. As of January 28, 2023, the Company included $35.7 million in accrued expenses related to the allowance for sales returns and $16.5 million in other current assets related to the estimated cost of such sales returns.
Markdown Allowances
Costs associated with customer markdowns are recorded as a reduction to revenues and any amounts unapplied to existing receivables are included in accrued expenses. Historically, these markdown allowances resulted from seasonal negotiations with the Company’s wholesale customers, as well as historical trends and the evaluation of the impact of current economic conditions. The Company included $12.9 million and $17.5 million in accrued expenses related to the allowance for markdowns as of February 3, 2024 and January 28, 2023, respectively.

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Gift Cards
Gift card breakage is income recognized due to the non-redemption of a portion of gift cards sold by the Company for which a liability was recorded in prior periods. Gifts cards are mainly used in the U.S. and Canada. The Company issues its gift cards in the U.S. and Canada through one of its subsidiaries and is not required by law to escheat the value of unredeemed gift cards to the state in which the subsidiary is domiciled. Estimated breakage amounts are accounted for under the redemption recognition method and are classified as additional net revenues as the gift cards are redeemed. The Company’s gift card breakage rate is approximately 8.2% and 7.9% for the U.S. retail business and Canadian retail business, respectively, based upon historical redemption patterns, which represents the cumulative estimated amount of gift card breakage from the inception of the electronic gift card program in late 2002. Based upon historical redemption trends, the Company recognizes estimated gift card breakage as a component of net revenue in proportion to actual gift card redemptions, over the period that remaining gift card values are redeemed. Any future revisions to the estimated breakage rate may result in changes in the amount of breakage income recognized in future periods. In fiscal 2024, fiscal 2023 and fiscal 2022, the Company recognized $0.3 million, $0.7 million and $1.0 million of gift card breakage to revenue, respectively. The Company included $5.2 million and $4.7 million in accrued expenses related to its gift card liability for fiscal 2024 and fiscal 2023.
Loyalty Programs
The Company has customer loyalty programs in North America, Europe and Asia which cover all of its brands. Under certain of the programs, primarily in the U.S. and Canada, customers accumulate points based on purchase activity. Once a loyalty program member achieves a certain point level, the member earns awards that may only be redeemed for merchandise. Unredeemed points generally expire after six months without additional purchase activity and unredeemed awards generally expire after two months. Where applicable, the Company allocates a portion of the transaction price from sales in its direct-to-consumer channel to its loyalty program by using historical redemption rates to estimate the value of future award redemptions. This amount is accrued in current liabilities and recorded as a reduction of net revenue in the period which the related revenue is recognized. During fiscal 2024, fiscal 2023 and fiscal 2022, activity related to the Company’s loyalty programs decreased net revenue by $0.7 million, $0.2 million and $0.6 million, respectively. The aggregate dollar value of the loyalty program accruals included in accrued expenses was $6.8 million and $6.1 million as of February 3, 2024 and January 28, 2023, respectively. Future revisions to the estimated liability may result in changes to net revenue.
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
The Company’s trademark license agreements customarily provide for a multi-year initial term generally ranging from three to ten years, and may contain options to renew prior to expiration for an additional multi-year period. Several of the Company’s key license agreements provide for specified, fixed cash rights payments over and above our normal, ongoing royalty payments in consideration of the grant of the license rights. These payments are recognized ratably as revenue over the term of the license agreement and do not include a significant

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
financing component. The unrecognized portion of upfront payments is included in deferred royalties in accrued expenses and other long-term liabilities depending on the short or long-term nature of the payments to be recognized. As of February 3, 2024, the Company had $5.0 million and $14.8 million of deferred royalties related to these upfront payments included in accrued expenses and other long-term liabilities, respectively. This compares to $4.8 million and $15.2 million of deferred royalties included in accrued expenses and other long-term liabilities, respectively, at January 28, 2023. In fiscal 2024, fiscal 2023 and fiscal 2022, the Company recognized $14.3 million, $13.4 million and $14.0 million in net royalties, respectively, related to the amortization of the deferred royalties. As of February 3, 2024, the Company had $6.9 million of deferred advertising related to these upfront payments included in accrued expenses. This compares to $5.7 million of deferred advertising included in accrued expenses at January 28, 2023. In fiscal 2024, fiscal 2023 and fiscal 2022, the Company recognized $1.2 million, $1.1 million and $1.7 million, respectively, related to the amortization of the deferred advertising.
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
Classification of Certain Costs and Expenses
Distribution costs, including labor, inbound freight charges, purchasing costs and related overhead, related to supplying inventory to store locations within our retail business are included in cost of product sales. The Company also includes net royalties received on inventory purchases of licensed product as a reduction to cost of product sales. The Company generally excludes wholesale-related distribution costs from gross margin, including them instead in SG&A expenses. These distribution costs amounted to $57.3 million, $61.6 million and $60.2 million for fiscal 2024, fiscal 2023 and fiscal 2022, respectively. Additionally, the Company includes retail store occupancy costs in cost of product sales. To ensure expenses are separated appropriately, the Company tracks activities at each distribution center location and record the costs associated with the Company’s shipments of goods either as cost of sales or as selling, general and administrative expenses, accordingly. The Company includes store selling, selling and merchandising, advertising, design and other corporate overhead costs as a component of SG&A expenses.
The Company classifies amounts billed to customers for shipping fees as revenues and classifies costs related to shipping as cost of product sales in the accompanying consolidated statements of income (loss).
Advertising and Marketing Costs
The Company expenses the cost of advertising as incurred. Advertising and marketing expenses charged to operations for fiscal 2024, fiscal 2023 and fiscal 2022 were $49.9 million, $51.5 million and $48.5 million, respectively.
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
Foreign Currency
Foreign Currency Translation Adjustment
The local selling currency is typically the functional currency for all of the Company’s significant international operations. In accordance with authoritative guidance, assets and liabilities of the Company’s foreign operations are translated from foreign currencies into U.S. dollars at period-end rates, while income and expenses are translated at the weighted average exchange rates for the period. The related translation adjustments are reflected as a foreign currency translation adjustment in accumulated other comprehensive income (loss) (“AOCL”) within stockholders’ equity. In addition, the Company records foreign currency translation adjustments related to its noncontrolling interests within stockholders’ equity. Periodically, the Company may also use foreign exchange currency contracts to hedge the translation and economic exposures related to its net investments in certain of its international subsidiaries (see below). Changes in the fair values of these foreign exchange currency contracts, designated as net investment hedges, are recorded in foreign currency translation adjustment as a component of AOCL within stockholders’ equity. The total foreign currency translation adjustment (including amounts attributable to nonredeemable noncontrolling interests) decreased stockholders’ equity by $4.2 million, from an accumulated foreign currency translation loss of $132.5 million as of January 28, 2023 to $136.7 million as of February 3, 2024.
Foreign Currency Transaction Gains and Losses
Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency, including gains and losses on foreign exchange currency contracts (see below), are included in cost of product sales and other income (expense) in the consolidated statements of income (loss). Net foreign currency transaction losses included in the determination of net earnings were $5.7 million, $22.9 million and $32.1 million for fiscal 2024, fiscal 2023 and fiscal 2022, respectively.
Derivatives
Foreign Exchange Currency Contracts
The Company operates in foreign countries, which exposes it to market risk associated with foreign currency exchange rate fluctuations.
The Company’s primary objective is to hedge the variability in forecasted cash flows due to the foreign currency risk. Various transactions that occur primarily in Europe, Canada, South Korea, China, Hong Kong and Mexico are denominated in U.S. dollars, British pounds and Russian roubles and thus are exposed to earnings risk as a result of exchange rate fluctuations when converted to their functional currencies. These types of transactions include U.S. dollar-denominated purchases of merchandise and U.S. dollar- and British pound-denominated intercompany liabilities. In addition, certain operating expenses, tax liabilities and pension-related liabilities are denominated in Swiss francs and are exposed to earnings risk as a result of exchange rate fluctuations when

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
converted to the functional currency. Further, there are certain real estate leases which are denominated in a currency other than the functional currency of the respective entity that entered into the agreement (primarily Swiss francs, Russian roubles and Polish zloty). As a result, the Company may be exposed to volatility related to unrealized gains or losses on the translation of present value of future lease payment obligations when translated at the exchange rate as of a reporting period-end. The Company enters into certain forward exchange currency contracts to hedge the risk of a portion of these anticipated foreign currency transactions against foreign currency rate fluctuations. The Company has elected to apply the hedge accounting rules in accordance with authoritative guidance for certain of these hedges. The Company does not hedge all transactions denominated in foreign currency. The Company may also hedge the translation and economic exposures related to its net investments in certain of its international subsidiaries.
U.S. dollar forward contracts are used to hedge forecasted merchandise purchases over specific months. Changes in the fair value of the U.S. dollar forward contracts for anticipated U.S. dollar merchandise purchases designated as cash flow hedges are recorded as a component of AOCL within stockholders’ equity and are recognized in cost of product sales in the period which approximates the time the hedged merchandise inventory is sold.
The Company has also used U.S. dollar forward contracts to hedge the net investments of certain of the Company’s international subsidiaries over specific months. Changes in the fair value of these U.S. dollar forward contracts, designated as net investment hedges, are recorded in foreign currency translation adjustment as a component of AOCL within stockholders’ equity and are not recognized in earnings (loss) until the sale or liquidation of the hedged net investment.
The Company also has forward exchange currency contracts that are not designated as hedging instruments for accounting purposes. Changes in fair value of forward exchange currency contracts not designated as hedging instruments are reported in net earnings (loss) as part of other income (expense).
Interest Rate Swap Agreements
The Company is exposed to interest rate risk on its floating-rate debt. The Company has entered into interest rate swap agreements for certain of these agreements to effectively convert its floating-rate debt to a fixed-rate basis. The principal objective of these contracts is to eliminate or reduce the variability of the cash flows in interest payments associated with the Company’s floating-rate debt, thus reducing the impact of interest rate changes on future interest payment cash flows. The Company has elected to apply the hedge accounting rules in accordance with authoritative guidance for certain of these contracts. Changes in the fair value of interest rate swap agreements designated as cash flow hedges are recorded as a component of AOCL within stockholders’ equity and are amortized to interest expense over the term of the related debt.
Periodically, the Company may also enter into interest rate swap agreements that are not designated as hedging instruments for accounting purposes. Changes in the fair value of interest rate swap agreements not designated as hedging instruments are reported in net earnings (loss) as part of other income (expense).
The impact of the credit risk of the counterparties to the derivative contracts is considered in determining the fair value of the foreign exchange currency contracts and interest rate swap agreements. As of February 3, 2024, credit risk has not had a significant effect on the fair value of the Company’s foreign exchange currency contracts and interest rate swap agreements.
Equity-Linked Instrument
In connection with the January 2024 exchange and subscription offering related to the convertible senior notes, the Company concluded that the purchased options to hedge the conversion feature for the Additional 2028 Notes (as defined below) issued in fiscal 2024 no longer qualify for the derivative scope exception for contracts indexed in a Company’s own equity. As a result, these contracts are accounted for as derivative assets, including the portion related to the reclassification of the pre-existing options purchased in April 2023, which had previously been recorded in paid-in capital in the Company’s consolidated balance sheet. The Company includes derivative assets within other assets in its consolidated balance sheet. The derivative assets are required to be

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
measured at fair value with changes in fair value recorded in earnings (loss). Changes in fair value of these derivative assets are reported in net earnings (loss) as part of other income (expense).
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
Earnings (Loss) Per Share
Basic earnings (loss) per share represents net earnings attributable to common stockholders divided by the weighted average number of common shares outstanding during the period. The Company considers any restricted stock units with forfeitable dividend rights that are issued and outstanding, but considered contingently returnable if certain service conditions are not met, as common equivalent shares outstanding. These restricted stock units are excluded from the weighted average number of common shares outstanding and basic earnings (loss) per share calculation until the respective service conditions have been met. Diluted earnings (loss) per share represents net earnings attributable to common stockholders divided by the weighted average number of common shares outstanding, inclusive of the dilutive impact of common equivalent shares outstanding during the period, and the dilutive impact of the Company’s 2.00% convertible senior notes due 2024 (the “2024 Notes”), the Company’s 3.75% convertible senior notes due 2028 (the “2028 Notes”, and together with the 2024 Notes, the “Notes”) and related warrants, as applicable.
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

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
Investment Securities
Investments in equity securities with a readily determinable fair value, not accounted for under the equity-method or consolidation accounting, are recorded at fair value with unrealized gains and losses included in other income (expense) in the Company’s consolidated statements of income (loss). The Company also has an investment in certain private equity funds. The Company uses net asset value per share as a practical expedient to measure the fair value of this investment.
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
The Company is also exposed to concentrations of credit risk through its accounts receivable balances. The Company extends credit to wholesale customers based upon an evaluation of the customer’s financial condition and credit history and generally requires no collateral but does obtain credit insurance when considered

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
appropriate. The Company’s two largest wholesale customers accounted for a total of approximately 3.8%, 3.3% and 3.9% of the Company’s consolidated net revenue in fiscal 2024, fiscal 2023 and fiscal 2022, respectively.
The majority of the Company’s finished goods are sourced from partners and suppliers located in over 20 countries outside the U.S. In fiscal 2024, over one-third of these products were sourced from partners and suppliers based in China. The Company’s two largest suppliers, which were the Company’s licensee partners, accounted for approximately 43%, 27% and 20% of the Company’s purchases of finished goods in fiscal 2024, fiscal 2023 and fiscal 2022, respectively.
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

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
During fiscal 2022, the Company engaged in discussions with landlords in an effort to achieve appropriate rent relief and other lease concessions and, in some cases, to terminate existing leases in an effort to lessen the impact of reduced revenue resulting from temporary store closures and lower traffic. Consistent with guidance from the Financial Accounting Standards Board (“FASB”), the Company elected to treat any such agreed-upon payment deferrals related to the COVID-19 pandemic as if there were no modifications to the lease contract and has accrued such amounts within the current portion of operating lease liabilities in the Company’s consolidated balance sheet. The Company has elected to treat other rent concessions which result in reduced lease payments as variable lease payments if the concessions that are provided are for a period of generally less than 12 months. For any rent concessions which reduce the lease payments for a period of generally more than 12 months or change the payment terms from minimum rental amounts to amounts based on a percentage of sales volume for the remainder of the lease term, the Company has elected to treat such changes as lease modifications under the current lease guidance.
Net Gains on Lease Modifications
During fiscal 2024, fiscal 2023 and fiscal 2022 the Company recorded net gains on lease modifications of approximately $1.7 million, $2.3 million and $0.3 million, respectively related primarily to the early termination of certain lease agreements.
Long-Lived Assets
Long-lived assets, such as property and equipment and operating lease ROU assets, are reviewed for impairment quarterly or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The majority of the Company’s long-lived assets relate to its retail operations which consist primarily of regular retail and flagship locations. The Company considers each individual regular retail location as an asset group for impairment testing, which is the lowest level at which individual cash flows can be identified. The asset group includes leasehold improvements, furniture, fixtures and equipment, computer hardware and software, operating lease ROU assets including lease acquisition costs and certain long-term security deposits, and excludes operating lease liabilities. The Company reviews regular retail locations in penetrated markets for impairment risk once the locations have been opened for at least one year in their current condition, or sooner as changes in circumstances require. The Company believes that waiting at least one year allows a location to reach a maturity level where a more comprehensive analysis of financial performance can be performed. The Company evaluates impairment risk for regular retail locations in new markets, where the Company is in the early stages of establishing its presence, once brand awareness has been established. The Company also evaluates impairment risk for retail locations that are expected to be closed in the foreseeable future. The Company has flagship locations which are used as a regional marketing tool to build brand awareness and promote the Company’s current product. Provided the flagship locations continue to meet appropriate criteria, impairment for these locations is tested at a reporting unit level similar to goodwill since they do not have separately identifiable cash flows.
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

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
Macroeconomic conditions, including inflation, higher interest rates, foreign exchange rate fluctuations, declines in consumer spending, the impact of the conflicts in Ukraine and Gaza and the lingering effects of public health crises continued to impact the Company’s financial results and could impact the Company’s operations in ways the Company is not able to predict today. The Company has made reasonable assumptions and judgments to determine the fair value of the assets tested based on the facts and circumstances that were available as of the reporting date. If actual results are not consistent with the assumptions and judgments used in estimating future cash flows and asset fair values, there may be additional exposure to future impairment losses that could be material to the Company’s results of operations.
See Note 5 for further details on asset impairment charges related to property and equipment.
Goodwill
Goodwill is tested annually for impairment or more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. This determination is made at the reporting unit level which may be either an operating segment or one level below an operating segment if discrete financial information is available. Two or more reporting units within an operating segment may be aggregated for impairment testing if they have similar economic characteristics. The Company has identified its European wholesale and European retail components of its Europe segment, its Americas Retail segment and its Americas Wholesale segment as reporting units for goodwill impairment testing. In accordance with authoritative guidance, the Company first assesses qualitative factors relevant in determining whether it is more likely than not that the fair values of its reporting units are less than their carrying amounts. Based on this analysis, the Company determines whether it is necessary to perform a quantitative impairment test. If it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the amount of any impairment loss to be recognized for that reporting unit is determined using two steps. First, the Company determines the fair value of the reporting unit using a discounted cash flow analysis, which requires unobservable inputs (Level 3) within the fair value hierarchy as defined in Note 20. These inputs include selection of an appropriate discount rate and the amount and timing of expected future cash flows. Second, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized based on the difference between a reporting unit’s fair value and its carrying value.
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

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Defined Benefit Plans
In accordance with authoritative guidance for defined benefit pension and other postretirement plans, an asset for a plan’s over funded status or a liability for a plan’s underfunded status is recognized in the consolidated balance sheets; plan assets and obligations that determine the plan’s funded status are measured as of the end of the Company’s fiscal year; and changes in the funded status of defined benefit postretirement plans are recognized in the year in which they occur. Such changes are reported in other comprehensive income (loss) (“OCL”) as a separate component of stockholders’ equity.
The Company’s pension obligations and related costs are calculated using actuarial concepts within the authoritative guidance framework, and are considered Level 3 inputs as defined in Note 20. The Company uses the corridor approach to amortize unrecognized actuarial gains or losses over the average remaining service life of active participants. The life expectancy, estimated retirement age, discount rate, estimated future compensation and expected return on plan assets are important elements of expense and/or liability measurement. These critical assumptions are evaluated annually which enables expected future payments for benefits to be stated at present value on the measurement date. If actual results are not consistent with actuarial assumptions, the amounts recognized for the defined benefit plans could change significantly.
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
Convertible Senior Notes
In April 2019, the Company issued $300 million principal amount of 2.00% convertible senior notes due 2024 in a private offering (the “2024 Notes”). Prior to January 30, 2022, certain convertible debt instruments that may be settled in cash on conversion were required to be separately accounted for as liability and equity components of the instrument in a manner that reflects the issuer’s non-convertible debt borrowing rate. Accordingly, in accounting for the issuance of the 2024 Notes, the Company separated the 2024 Notes into liability and equity components. The liability component was recorded at fair value, which was derived from a valuation technique used to calculate the fair value of a similar liability without an associated convertible feature. The carrying amount of the equity component, which was recognized as a debt discount, represented the difference between the proceeds from the issuance of the 2024 Notes and the fair value of the liability component of the 2024 Notes. In accounting for the debt issuance costs related to the issuance of the 2024 Notes, the Company allocated the total amount incurred to the liability and equity components based on their relative values. Debt issuance costs attributable to the liability component were recorded as a contra-liability and are presented net against the 2024 Notes balance on the Company’s consolidated balance sheets. These costs are amortized to interest expense using the effective interest method over the term of the 2024 Notes.
On January 30, 2022, the Company adopted the authoritative guidance which simplifies the accounting for convertible instruments and contracts in an entity’s own equity using the modified retrospective method. Following adoption, the equity component was eliminated and recorded as an adjustment to retained earnings. In addition, the Company derecognized the remaining unamortized debt discount on the 2024 Notes. Debt issuance costs were recorded as a contra-liability and are presented net against the 2024 Notes balance on the Company’s consolidated balance sheets. These costs are amortized to interest expense using the effective interest method over the term of the 2024 Notes.
In April 2023, the Company issued $275 million aggregate principal amount of convertible senior notes due 2028 (the “Initial 2028 Notes”) and retired approximately $184.9 million aggregate principal of 2024 Notes in a private offering. In January 2024, the Company issued $64.8 million aggregate principal amount of convertible senior notes due 2028 (the “Additional 2028 Notes”, together with Initial 2028 Notes, the “2028 Notes”; collectively with 2024 Notes, the “Notes”) and retired approximately $67.1 million aggregate principal of 2024

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Notes in a private offering. In connection with the transactions in January 2024, the Company determined that the conversion feature embedded in the Additional 2028 Notes failed to satisfy the requirements for the derivative scope exception for contracts indexed in the Company’s own stock. As a result, the conversion feature embedded in the Additional 2028 Notes required bifurcation and is accounted for as an embedded derivative. The Company’s accounting policy is to present the embedded derivative on the same line item as the host instrument. The embedded derivative is required to be remeasured each reporting period with changes in fair value recorded in earnings. Changes in fair value of the embedded derivative are reported in net earnings (loss) as part of other income (expense).
See Note 10 for further details on the Notes.
(2) New Accounting Guidance
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
The Company identified and modified its loans and other financial instruments with attributes directly or indirectly influenced by LIBOR. The Company determined, of its current LIBOR references as outlined in Note 8 Borrowings and Finance Lease Obligations, Note 20, Fair Value Measurements, and Note 21, Derivative Financial Instruments, only the obligations under Mortgage Debt, Credit Facilities, and Interest Rate Swap Agreements were impacted by this guidance. In May 2023, the Company amended the terms of the Mortgage Debt for the interest rate to be based on Secured Overnight Financing Rate (“SOFR”) effective May 1, 2023. The Company also amended its existing interest rate swap agreement, resulting in a swap fixed rate of approximately 3.14%. As of February 3, 2024, the Company does not have any financial instruments with attributes directly or indirectly influenced by LIBOR.
Common Control Arrangements
In March 2023, the FASB issued authoritative guidance to amend certain provisions of Accounting Standards Codification 842 that apply to arrangements between related parties under common control. The amendment requires leasehold improvements associated with common control leases to be amortized over the useful life to the common control group, and requires certain disclosures when the lease term is shorter than the useful life of the asset. This Accounting Standards Update (“ASU”) is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. The Company is currently evaluating the effect of adopting this new accounting guidance.
Joint Venture Formations
In August 2023, the FASB issued authoritative guidance regarding the initial measurement of joint ventures. Upon formation, a joint venture is required to recognize and initially measure its assets and liabilities at fair value. The new guidance is applicable to joint ventures with a formation date on or after January 1, 2025. The Company will apply this guidance in future reporting periods, after the guidance is effective, to any future arrangements that meet the definition of a joint venture.

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Segment Reporting
In November 2023, the FASB issued authoritative guidance which modifies the disclosure requirements of reportable segments. This guidance is designed to improve reportable segment disclosure requirements, primarily through enhanced disclosures of significant segment expenses. This ASU is effective for fiscal years beginning after December 15, 2023, and for interim periods beginning after December 15, 2024. The Company is currently evaluating the impact this guidance will have on its consolidated financial statements.
Income Tax Disclosures
In December 2023, the FASB issued authoritative guidance to enhance the transparency and decision usefulness of income tax disclosures. The additional disclosures required by this update are related to the effective tax rate reconciliation and income taxes paid by jurisdiction. This ASU is effective for annual periods beginning after December 15, 2024. The Company is currently evaluating the impact this guidance will have on its consolidated financial statements.
(3) Accounts Receivable
Accounts receivable is summarized as follows (in thousands):

	Feb 3, 2024	Jan 28, 2023
Trade	$305,900	$306,737
Royalty	9,334	37,521
Other	6,711	6,235
	321,945	350,493
Less allowances	7,176	8,554
	$314,769	$341,939
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
(4) Inventories
Inventories consist of the following (in thousands):

	Feb 3, 2024	Jan 28, 2023
Raw materials	$1,488	$1,807
Work in progress	3	3
Finished goods	464,806	509,089
	$466,297	$510,899
The above balances include an allowance to write down inventories to the lower of cost or net realizable value of $25.5 million and $30.3 million as of February 3, 2024 and January 28, 2023, respectively.

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(5) Property and Equipment
Property and equipment is summarized as follows (in thousands):

	Feb 3, 2024	Jan 28, 2023
Land, buildings and improvements	$50,934	$51,017
Leasehold improvements	351,031	353,106
Furniture, fixtures and equipment	482,184	459,113
Construction in progress	11,039	14,545
Assets under finance leases	41,940	37,849
	937,128	915,630
Less accumulated depreciation and amortization	690,480	675,275
	$246,648	$240,355
During fiscal 2024 and fiscal 2023, the Company entered into finance and operating leases related primarily to computer hardware and software. The accumulated depreciation and amortization related to assets under finance leases was approximately $26.8 million and $18.8 million as of February 3, 2024 and January 28, 2023, respectively, and was included in depreciation expense when recognized. See Note 8 for more information regarding the related finance lease obligations.
Construction in progress represents the costs associated with the construction in progress of leasehold improvements to be used in the Company’s operations, primarily for new and remodeled stores in retail operations.
Impairment
The Company recorded asset impairment charges related to property and equipment of $6.4 million, $9.5 million and $2.4 million in fiscal 2024, fiscal 2023 and fiscal 2022, respectively. The asset impairment charges for fiscal 2024, fiscal 2023 and fiscal 2022 related primarily to certain retail locations in Europe, North America and Asia resulting from underperformance, expected store closures and other global economic conditions.
Impairments to property and equipment are summarized as (in thousands):

	Feb 3, 2024	Jan 28, 2023
Aggregate carrying value of property and equipment impaired	$66,703	$44,284
Less property and equipment impairment charges	6,393	9,474
Aggregate remaining fair value of property and equipment impaired	$60,310	$34,810
The Company’s impairment evaluations included testing of 388 retail locations and 519 retail locations during fiscal 2024 and fiscal 2023, respectively, which were deemed to have possible impairment indicators. During fiscal 2024 and fiscal 2023, the Company concluded that 101 retail locations and 80 retail locations, respectively, were determined to be impaired, as the carrying amounts of the fixed assets exceeded their estimated fair values (determined based on discounted cash flows) at each of the respective dates. Refer to Note 1 for a description of other assumptions that management considers in estimating the future discounted cash flows. If actual results are not consistent with the assumptions and judgments used in estimating future cash flows and asset fair values, there may be additional exposure to future impairment losses that could be material to the Company’s results of operations.

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(6) Goodwill
Goodwill activity is summarized by business segment as follows (in thousands):

	Americas Retail	Americas Wholesale	Europe	Total
Goodwill balance at January 29, 2022	$1,747	$9,969	$23,169	$34,885
Foreign currency translation adjustments	(26)	(5)	(577)	(608)
Goodwill balance at January 28, 2023	1,721	9,964	22,592	34,277
Foreign currency translation adjustments	(6)	—	(171)	(177)
Goodwill balance at February 3, 2024	$1,715	$9,964	$22,421	$34,100
The Company had no accumulated impairment related to goodwill as of both February 3, 2024 and January 28, 2023.
From time-to-time, the Company may acquire certain retail locations from its wholesale partners which may result in the recognition of goodwill or other intangible assets.
(7) Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities are summarized as follows (in thousands):

	Feb 3, 2024	Jan 28, 2023
Other accrued compensation and benefits	$43,020	$35,522
Accrued payroll and related taxes	40,164	37,585
Allowance for sales returns	34,206	35,670
Sales and use taxes, property taxes and other indirect taxes	30,390	32,154
Income taxes	20,825	19,049
Deferred royalties and other revenue	14,193	12,719
Allowance for markdowns	12,932	17,530
Professional and legal fees	10,967	9,643
Loyalty programs	6,788	6,138
Construction costs	7,880	9,033
Derivative liabilities	1,703	14,665
Other	40,379	33,330
	$263,447	$263,038
(8) Borrowings and Finance Lease Obligations
Borrowings and finance lease obligations are summarized as follows (in thousands):

	Feb 3, 2024	Jan 28, 2023
Term loans	$12,060	$25,516
Finance lease obligations	15,430	19,865
Mortgage debt	16,435	17,189
Borrowings under credit facilities	21,653	70,304
Other	3,413	3,427
	68,991	136,301
Less current installments	40,781	40,380
Long-term debt and finance lease obligations	$28,210	$95,921
Term Loans
The Company entered into term loans with certain banks, primarily in Europe, during fiscal 2021. These loans are primarily unsecured, have remaining terms of approximately one year and incur interest at annual rates ranging between 1.5% to 6.7%. As of February 3, 2024 and January 28, 2023, the Company had outstanding borrowings of $12.1 million and $25.5 million, respectively, under these borrowing arrangements.

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Finance Lease Obligations
The Company leases its European distribution center in the Netherlands under a finance lease which primarily provides for monthly minimum lease payments through May 2027 with an effective interest rate of approximately 6%. The Company has also entered into finance leases for equipment used in its European distribution centers. As of February 3, 2024 and January 28, 2023, these finance lease obligations totaled $9.9 million and $15.0 million, respectively.
The Company also has smaller finance leases related primarily to computer hardware and software. As of February 3, 2024 and January 28, 2023, these finance obligations totaled $5.5 million and $4.9 million, respectively.
Mortgage Debt
During fiscal 2017, the Company entered into a ten-year $21.5 million real estate secured loan (the “Mortgage Debt”). The Mortgage Debt is secured by the Company’s U.S. distribution center based in Louisville, Kentucky and provides for monthly principal and interest payments based on a 25-year amortization schedule, with the remaining principal balance and any accrued and unpaid interest due at maturity. Outstanding principal balances under the Mortgage Debt bear interest at the one-month SOFR rate plus 1.5%. As of February 3, 2024, outstanding borrowings under the Mortgage Debt, net of debt issuance costs, were $16.4 million. At January 28, 2023, outstanding borrowings under the Mortgage Debt, net of debt issuance costs, were $17.2 million.
The Mortgage Debt requires the Company to comply with a fixed charge coverage ratio on a trailing four-quarter basis if consolidated cash, cash equivalents, short term investment balances and availability under borrowing arrangements fall below certain levels. In addition, the Mortgage Debt contains customary covenants, including covenants that limit or restrict the Company’s ability to incur liens on the mortgaged property and enter into certain contractual obligations. Upon the occurrence of an event of default under the Mortgage Debt, the lender may terminate the Mortgage Debt and declare all amounts outstanding to be immediately due and payable. The Mortgage Debt specifies a number of events of default (some of which are subject to applicable grace or cure periods), including, among other things, non-payment defaults, covenant defaults, cross-defaults to other material indebtedness, bankruptcy and insolvency defaults and material judgment defaults. In May 2023, the Company amended the terms of the Mortgage Debt, which was previously payable at a variable rate based on LIBOR, to provide for the interest rate to be based on SOFR, effective May 1, 2023.
During fiscal 2017, the Company also entered into a separate interest rate swap agreement, designated as a cash flow hedge. Effective May 1, 2023, the Company also amended its existing interest rate swap agreement from LIBOR to SOFR, resulting in a swap fixed rate of approximately 3.14%. This amended interest rate swap agreement matures in January 2026 and converts the nature of the Mortgage Debt from SOFR floating-rate debt to fixed-rate debt. The fair value of the interest rate swap was recorded as an asset of approximately $0.8 million and $1.0 million as of February 3, 2024 and January 28, 2023, respectively.
Credit Facilities
Long-Term 2023 Credit Facility
During fiscal 2023, the Company amended and restated its senior secured asset-based revolving credit facility with Bank of America, N.A. and other lenders party thereto to extend the maturity date of the credit facility to December 20, 2027, among other changes (as amended, the “2023 Credit Facility”). In addition, the Company entered into amendment agreements to permit, among other things, the exchange and subscription offerings on January 5, 2024 and April 12, 2023. Pursuant to the April 12, 2023 amendment, the 2023 Credit Facility is subject to earlier maturity as of 60 days before the maturity date of the Company’s 2024 Notes if satisfactory payment conditions have not been met during such 60 days period. The amendment retains the 2023 Credit Facility’s existing provisions for earlier maturity as of 60 days before the maturity date of the Company’s 2024 Notes if (1) such notes have not been refinanced or converted into equity by that date or (2) arrangements satisfactory to the Lenders for the refinancing or conversion of the 2024 Notes have not been made.

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The 2023 Credit Facility provides for a borrowing capacity in an amount up to $150 million, including a Canadian sub-facility up to $20 million, subject to a borrowing base. Based on applicable accounts receivable, inventory and eligible cash, subject to certain allowances, balances as of February 3, 2024, the Company could have borrowed up to $111 million under the 2023 Credit Facility. The 2023 Credit Facility has an option to expand the borrowing capacity by up to $150 million subject to certain terms and conditions, including the willingness of existing or new lenders to assume such increased amount. The 2023 Credit Facility is available for direct borrowings and the issuance of letters of credit, subject to certain letters of credit sublimits, and may be used for repayment of debt, working capital and other general corporate purposes.
All obligations under the 2023 Credit Facility are unconditionally guaranteed by the Company and the Company’s existing and future domestic and Canadian subsidiaries, subject to certain exceptions, and are secured by a first priority lien on substantially all of the assets of the Company and such domestic and Canadian subsidiaries, as applicable.
Direct borrowings under the 2023 Credit Facility made by the Company and its domestic subsidiaries bear interest at the U.S. base rate plus an applicable margin (varying from 0.25% to 0.75%) or at Term SOFR plus a spread adjustment plus an applicable margin (varying from 1.25% to 1.75%), provided that Term SOFR may not be less than zero. The U.S. base rate is based on the greater of (i) the U.S. prime rate, (ii) the federal funds rate, plus 0.5%, and (iii) Term SOFR plus a spread adjustment for a 30-day interest period, plus 1.0%, provided that the U.S. base rate may not be less than zero. Direct borrowings under the 2023 Credit Facility made by the Company’s Canadian subsidiaries bear interest at the Canadian prime rate plus an applicable margin (varying from 0.25% to 0.75%) or at the Canadian BA rate plus an applicable margin (varying from 1.25% to 1.75%), provided that the Canadian BA rate may not be less than zero. The Canadian rate is based on the greater of (i) the Canadian prime rate and (ii) the Canadian BA rate for a one-month interest period, plus 1.0%, provided that the Canadian prime rate may not be less than zero. The applicable margins are calculated quarterly and vary based on the average daily availability of the aggregate borrowing base. The Company is also obligated to pay certain commitment, letter of credit and other fees customary for a credit facility of this size and type. As of February 3, 2024, the Company had $6.6 million in outstanding standby letters of credit, no outstanding documentary letters of credit, and no outstanding borrowings under the 2023 Credit Facility. As of January 28, 2023, the Company had $8.1 million in outstanding standby letters of credit, no outstanding documentary letters of credit, and no outstanding borrowings under the 2023 Credit Facility.
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

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
The Credit Agreement contains various annual sustainability key performance targets, the achievement of which would result in an adjustment to the interest margin ranging from a plus 5 basis points to a minus 5 basis points per year. The Credit Agreement includes a financial covenant requiring a maximum leverage ratio of the guarantor and its subsidiaries. In addition, the Credit Agreement includes customary representations and warranties, affirmative and negative covenants and events of default. As of February 3, 2024, the Company had no outstanding borrowings and $269.7 million available for future borrowings under the 2022 Credit Facility. As of January 28, 2023, the Company had $54.4 million outstanding borrowings and $217.4 million available for future borrowings under the 2022 Credit Facility.
Other Credit Facilities
The Company, through its Chinese subsidiary, maintains a short-term uncommitted bank borrowing agreement that provides for a borrowing capacity up to $30 million, primarily for working capital purposes. The Company had $17.9 million and $14.0 million in outstanding borrowings under this agreement as of February 3, 2024 and January 28, 2023, respectively.
The Company, through its Japanese subsidiary, maintains a short-term uncommitted bank borrowing agreement that provides for a borrowing capacity up to $3.7 million, primarily for working capital purposes. The Company had $3.7 million and $1.9 million in outstanding borrowings under this agreement as of February 3, 2024 and January 28, 2023, respectively.
Other
From time-to-time, the Company will obtain other financing in foreign countries for working capital to finance its local operations.
Maturities of the Company’s debt and finance lease obligations as of February 3, 2024 are as follows (in thousands):

	Debt	Finance Lease	Total
Fiscal 2025	$35,208	$5,573	$40,781
Fiscal 2026	3,113	5,251	8,364
Fiscal 2027	15,142	2,649	17,791
Fiscal 2028	93	1,042	1,135
Fiscal 2029	27	214	241
Thereafter	—	701	701
Total principal payments	53,583	15,430	69,013
Less unamortized debt issuance costs	22	—	22
Total debt and finance lease obligations	$53,561	$15,430	$68,991
(9) Lease Accounting
The Company primarily leases its showrooms, advertising, licensing, sales and merchandising offices, remote distribution and warehousing facilities and retail and factory outlet store locations under operating lease agreements expiring on various dates through January 2039. The Company also leases some of its equipment as well as computer hardware and software under operating and finance lease agreements expiring on various dates through December 2028.

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The Company’s lease agreements primarily provide for lease payments based on a minimum annual rental amount, a percentage of annual sales volume, periodic adjustments related to inflation or a combination of such lease payments. Certain retail store leases provide for lease payments based upon the minimum annual rental amount and a percentage of annual sales volume, generally ranging from 3% to 26%, when specific sales volumes are exceeded. The Company’s retail concession leases also provide for lease payments primarily based upon a percentage of annual sales volume which averages approximately 25%.
In addition to the amounts as disclosed below, the Company has estimated additional operating lease commitments of approximately $34.5 million for leases where the Company has not yet taken possession of the underlying asset as of February 3, 2024. As such, the related operating lease ROU assets and operating lease liabilities have not been recognized in the Company’s consolidated balance sheet as of February 3, 2024.
The components of leases are as follows (in thousands):

	Feb 3, 2024	Jan 28, 2023
Assets			Balance Sheet Location
Operating	$667,031	$636,148	Operating lease right-of-use assets
Finance	15,132	19,055	Property and equipment, net
Total lease assets	$682,163	$655,203

Liabilities
Current:
Operating	$166,451	$170,192	Current portion of operating lease liabilities
Finance	5,573	6,684	Current portion of borrowings and finance lease obligations
Noncurrent:
Operating	542,392	528,236	Long-term operating lease liabilities
Finance	9,857	13,181	Long-term debt and finance lease obligations
Total lease liabilities	$724,273	$718,293

	Year Ended
	Feb 3, 2024	Jan 28, 2023	Jan 29, 2022
				Income Statement Location
Operating lease costs	$181,760	$175,752	$181,888	Cost of product sales
Operating lease costs	26,771	24,845	25,047	Selling, general and administrative expenses
Operating lease costs[1]	(1,662)	(2,267)	(259)	Net gains on lease modifications
Finance lease costs
Amortization of leased assets	69	81	55	Cost of product sales
Amortization of leased assets	6,412	6,177	5,525	Selling, general and administrative expenses
Interest on lease liabilities	769	965	1,462	Interest expense
Variable lease costs[2]	101,056	92,331	75,339	Cost of product sales
Variable lease costs[2]	4,732	3,335	2,175	Selling, general and administrative expenses
Short-term lease costs	316	351	366	Cost of product sales
Short-term lease costs	6,005	6,141	4,856	Selling, general and administrative expenses
Total lease costs	$326,228	$307,711	$296,454
______________________________________________________________________
1During fiscal 2024, fiscal 2023 and fiscal 2022 net gains on lease modifications related primarily to the early termination of certain lease agreements. Operating lease costs for these retail locations prior to the early termination were included in cost of product sales.
2During fiscal 2024, fiscal 2023 and fiscal 2022 variable lease costs included certain rent concessions received by the Company, primarily in Europe, of approximately $1.7 million, $5.2 million and $17.3 million, respectively.

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Maturities of the Company’s operating and finance lease liabilities as of February 3, 2024 are as follows (in thousands):

	Operating Leases
	Non-Related Parties	Related Parties	Finance Leases	Total
Maturity of Lease Liabilities:
Fiscal 2025	$187,362	$8,337	$6,202	$201,901
Fiscal 2026	134,829	7,228	5,686	147,743
Fiscal 2027	118,529	7,785	3,170	129,484
Fiscal 2028	87,931	7,699	1,337	96,967
Fiscal 2029	69,087	8,464	284	77,835
Thereafter	170,866	12,325	—	183,191
Total lease payments	768,604	51,838	16,679	837,121
Less: Interest	101,047	10,552	1,249	112,848
Present value of lease liabilities	$667,557	$41,286	$15,430	$724,273
Other supplemental information is as follows (in thousands):

Feb 3, 2024
Lease Term and Discount Rate:
Weighted-average remaining lease term (years)
Operating leases	6.2 years
Finance leases	3.1 years
Weighted-average discount rate
Operating leases	4.9%
Finance leases	5.1%

	Year Ended
	Feb 3, 2024	Jan 28, 2023	Jan 29, 2022
Supplemental Cash Flow Information:
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$207,575	$220,767	$225,652
New operating ROU assets obtained in exchange for lease liabilities	$165,889	$131,363	$156,102
(10) Convertible Senior Notes and Related Transactions
Exchange and Subscription Agreements
In April 2023, the Company issued $275 million principal amount of the Initial 2028 Notes in a private placement pursuant to separate, privately negotiated exchange and subscription agreements with a limited number of holders of its 2024 Notes and certain other investors, in each case pursuant to exemptions from registration under the Securities Act of 1933, as amended. Pursuant to the exchange and subscription agreements, the Company exchanged approximately $184.9 million in aggregate principal amount of its 2024 Notes for $163.0 million in aggregate principal amount of Initial 2028 Notes and an aggregate of approximately $33.3 million in cash, representing accrued and unpaid interest and other consideration on the 2024 Notes, and issued $112.0 million aggregate principal amount of Initial 2028 Notes for cash at par. Immediately following the closing of the aforementioned April 2023 transactions, $115.1 million in aggregate principal amount of the 2024 Notes remained outstanding. In addition, the Company concurrently repurchased $42.8 million, including excise tax, of its common stock through broker-assisted market transactions, pursuant to the Company’s 2021 Share Repurchase Program. The Company evaluated all April 2023 exchanges and determined approximately 74% of the exchanged notes were accounted for as extinguishment of debt and approximately 26% were accounted for as

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
modification of debt. As a result of these transactions entered into during April 2023, the Company recognized a $7.7 million loss on extinguishment of debt during the first quarter of fiscal 2024.
In January 2024, the Company issued $64.8 million principal amount of Additional 2028 Notes in privately negotiated exchange and subscription agreements with a limited number of holders of its 2024 Notes. As part of these January 2024 transactions, the Company exchanged approximately $67.1 million of its 2024 Notes for approximately $64.8 million of Additional 2028 Notes. The Additional 2028 Notes have the same terms, constitute a single series with, and have the same CUSIP number as the Initial 2028 Notes. The Additional 2028 Notes were initially recorded at fair value of approximately $71.9 million upon the exchange. Immediately following the closing of these January 2024 transactions, approximately $48.1 million of the 2024 Notes remained outstanding and classified within current liabilities. In addition, the Company concurrently repurchased $21.3 million, including excise tax, of its common stock through broker-assisted market transactions, pursuant to the Company’s 2021 Share Repurchase Program. The Company evaluated all January 2024 exchanges and determined that all of the exchanged notes were accounted for as extinguishment of debt. As a result of these transactions entered into during January 2024, the Company recognized a $4.7 million loss on extinguishment of debt during the fourth quarter of fiscal 2024.
See Note 23 for information regarding additional exchange and subscription agreements entered into in March 2024 providing for the exchange of 2024 Notes for additional 2028 Notes.
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
The 2028 Notes are convertible in certain circumstances into cash, shares of the Company’s common stock, or a combination of cash and shares of the Company’s common stock, at the Company’s election, at an initial conversion rate of 40.4858 shares of common stock per $1,000 principal amount of 2028 Notes, which is equivalent to an initial conversion price of approximately $24.70 per share, subject to adjustment upon the occurrence of certain events. In accordance with the terms of the 2028 Indenture, the Company has adjusted the conversion rate and the conversion price of the 2028 Notes for quarterly dividends exceeding $0.225 per share (the conversion price is approximately $24.45 per share as of February 3, 2024). Prior to November 15, 2027, the 2028 Notes are convertible only upon the occurrence of certain events and during certain periods, and thereafter, at any time until the close of business on the second scheduled trading day immediately preceding the maturity date of the 2028 Notes.
The 2028 Notes are not redeemable prior to maturity, unless certain significant corporate events occur, and no sinking fund is provided for the 2028 Notes. As of February 3, 2024, none of the conditions allowing holders of the 2028 Notes to convert had been met. The Company expects to settle the principal amount of the 2028 Notes in fiscal 2029 in cash and any excess in shares.
If the Company undergoes a “fundamental change,” as defined in the 2028 Indenture, subject to certain conditions, holders of the 2028 Notes may require the Company to purchase for cash all or any portion of their 2028 Notes. The fundamental change purchase price will be 100% of the principal amount of the 2028 Notes to be purchased plus any accrued and unpaid interest up to but excluding the fundamental change purchase date.
The 2028 Indenture contains certain other customary terms and covenants, including that upon certain events of default occurring and continuing, either the 2028 Trustee or the holders of at least 25% in principal amount of the outstanding 2028 Notes may declare 100% of the principal of, and accrued and unpaid interest on, all the 2028 Notes to be due and payable.
In connection with the exchange of the 2024 Notes in January 2024, the conversion feature embedded in the Additional 2028 Notes failed to satisfy the requirements for the derivative scope exception for contracts indexed in the Company’s own stock. The conversion feature of the Additional 2028 Notes required bifurcation from the

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
host contract. The embedded derivative was initially measured at fair value of $16.2 million. Debt discount of $9.6 million was recorded as the excess of the principal amount of the Additional 2028 Notes over the fair value of the host contract. The debt discount will be amortized to interest expense using an effective interest rate of 8.8% over the term of the Additional 2028 Notes.
During fiscal 2024, the Company incurred $5.9 million and $2.0 million of debt issuance costs, including third-party offering costs, related to the Initial 2028 Notes and the Additional 2028 Notes, respectively. Debt issuance costs were recorded as a contra-liability (other than $0.5 million expensed related to 2024 Notes that were subject to modification accounting) and are presented net against the 2028 Notes balance on the Company’s consolidated balance sheets. These costs are being amortized to interest expense over the term of the 2028 Notes.
2.00% Convertible Senior Notes due 2024
In April 2019, the Company issued $300 million principal amount of the 2024 Notes in a private offering. In connection with the issuance of the 2024 Notes, the Company entered into an indenture (the “2024 Indenture”) with respect to the Notes with U.S. Bank N.A., as trustee (the “2024 Trustee”). The Notes are senior unsecured obligations of the Company and bear interest at an annual rate of 2.00% payable semi-annually in arrears on April 15 and October 15 of each year. The Company incurred $5.3 million debt issuance costs, which were comprised of $3.8 million of discounts and commissions payable to the initial purchasers and approximately $1.5 million of third-party offering costs. These costs have been amortized to interest expense over the term of the 2024 Notes. As previously noted, $48.1 million of the 2024 Notes remains outstanding and will mature on April 15, 2024, unless earlier repurchased or converted in accordance with their terms.
The 2024 Notes are convertible as described below into cash, shares of the Company’s common stock, or a combination of cash and shares of the Company’s common stock, at the Company’s election, at an initial conversion rate of 38.7879 shares of common stock per $1,000 principal amount of 2024 Notes, which is equivalent to an initial conversion price of approximately $25.78 per share, subject to adjustment upon the occurrence of certain events. In accordance with the terms of the 2024 Indenture, the Company has adjusted the conversion rate and the conversion price of the 2024 Notes for quarterly dividends exceeding $0.1125 per share (approximately $24.28 per share as of February 3, 2024). Prior to November 15, 2023, the 2024 Notes were convertible only upon the occurrence of certain events and during certain periods. Beginning November 15, 2023, the 2024 Notes became convertible at any time until the close of business on the second scheduled trading day immediately preceding the maturity date of the 2024 Notes. The 2024 Notes are not redeemable prior to maturity, unless certain significant corporate events occur, and no sinking fund is provided for the 2024 Notes. The Company expects to settle the principal amount of the 2024 Notes in fiscal 2025 in cash and any excess in shares.
If the Company undergoes a “fundamental change,” as defined in the 2024 Indenture, subject to certain conditions, holders of the 2024 Notes may require the Company to purchase for cash all or any portion of their 2024 Notes. The fundamental change purchase price will be 100% of the principal amount of the 2024 Notes to be purchased plus any accrued and unpaid interest up to but excluding the fundamental change purchase date.
The 2024 Indenture contains certain other customary terms and covenants, including that upon certain events of default occurring and continuing, either the 2024 Trustee or the holders of at least 25% in principal amount of the outstanding 2024 Notes may declare 100% of the principal of, and accrued and unpaid interest on, all the 2024 Notes to be due and payable.
On January 30, 2022, the Company adopted new authoritative guidance which simplified the accounting for convertible instruments and contracts in an entity’s own equity using the modified retrospective method. Prior to adoption, the Company separated the 2024 Notes into liability and equity components. The liability component was recorded at fair value. The equity component represented the difference between the proceeds from the issuance of the 2024 Notes and the fair value of the liability component. The excess of the principal amount of the liability component over its carrying amount (“debt discount”) was being amortized to interest expense using an effective interest rate of 6.8% over the term of the 2024 Notes. The equity component was not remeasured as long as it continued to meet the conditions for equity classification. During fiscal 2022, the Company recorded $11.1 million of interest expense related to the amortization of the debt discount. As a result of the adoption of the authoritative guidance on January 30, 2022, the Company derecognized the remaining unamortized debt discount

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
on the 2024 Notes and recorded no interest expense related to the amortization of the debt discount on the 2024 Notes during fiscal 2023 and fiscal 2024.
The Notes consist of the following (in thousands):

	Feb 3, 2024	Jan 28, 2023
2024 Notes
Principal	$48,078	$300,000
Unamortized debt issuance costs	(30)	(1,069)
Net carrying amount	$48,048	$298,931
Fair value, net[1]	$49,182	$331,862
Initial 2028 Notes
Principal	$275,000	$—
Unamortized debt discount and issuance costs[2]	(8,034)	—
Net carrying amount	$266,966	$—
Fair value, net[1]	$295,550	$—
Additional 2028 Notes
Principal	$64,826	$—
Unamortized debt discount and issuance costs	(11,465)	—
Embedded derivative[3]	16,390	—
Net carrying amount	$69,751	$—
Fair value, net[1]	$60,099	$—
_____________________________________________________________________
1The fair value of the Notes is determined based on inputs that are observable in the market and have been classified as Level 2 in the fair value hierarchy. See Note 20 for further information regarding the fair value measurement of the Notes.
2The unamortized debt discount related to the Initial 2028 Notes is due to the result of the modification accounting for a portion of the exchanged notes. This discount represents both an increase in the fair value of the embedded conversion feature, which is calculated as the difference between the fair value of the embedded conversion feature immediately before and after the exchange, and cash paid to modified noteholders. The change in conversion feature value reduces the carrying amount of the convertible debt instrument with a corresponding increase in additional paid-in capital. The additional cash paid to modified noteholders increased the debt discount. This debt discount is being amortized to interest expense using an effective interest rate of 4.5% over five years.
3The fair value of the embedded derivative is measured using significant unobservable inputs and are classified as Level 3 in the fair value hierarchy. See Note 20 for further information regarding the fair value measurement of the embedded derivative.
Interest expense for the Notes consists of the following (in thousands):

	Feb 3, 2024	Jan 28, 2023	Jan 29, 2022
2024 Notes
Coupon interest	$2,711	$6,000	$6,000
Amortization of debt discount and issuance costs	404	838	11,981
Total	$3,115	$6,838	$17,981
Initial 2028 Notes
Coupon interest	$8,135	$—	$—
Amortization of debt discount and issuance costs	1,309	—	—
Total	$9,444	$—	$—
Additional 2028 Notes
Coupon interest	$716	$—	$—
Amortization of debt discount and issuance costs	148	—	—
Total	$864	$—	$—
Convertible Bond Hedge and Warrant Transactions
In April 2023, in connection with the offering of the Initial 2028 Notes, the Company entered into convertible note hedge transactions whereby the Company had the option to purchase a total of approximately 11.1 million shares of its common stock at an initial strike price of approximately $24.70 per share (the “Initial

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
2028 Bond Hedge”). The total cost of the Initial 2028 Bond Hedge transactions was $51.8 million. In addition, the Company sold warrants whereby the holders of the warrants had the option to purchase a total of approximately 11.1 million shares of the Company’s common stock at an initial strike price of $41.80 per share (the “Initial 2028 Warrants”). The Company received $20.2 million in cash proceeds from the sale of these warrants. Both the number of shares underlying the Initial 2028 Bond Hedge and Initial 2028 Warrants and the strike price of the instruments are subject to customary adjustments. In accordance with the original terms of the Initial 2028 Bond Hedge confirmations and Initial 2028 Warrants confirmations, the Company has adjusted the strike prices with respect to the Initial 2028 Bond Hedge and the Initial 2028 Warrants for quarterly dividends exceeding $0.225 per share (approximately $24.45 per share and $41.37 per share as of February 3, 2024, respectively). The purchase of the Initial 2028 Bond Hedge is intended to offset dilution from the conversion of the Initial 2028 Notes to the extent the market price per share of the Company’s common stock exceeds the then-applicable strike price of the Initial 2028 Bond Hedge. The warrant transaction may have a dilutive effect with respect to the Company’s common stock to the extent the market price per share of the Company’s common stock exceeds the then-applicable strike price of the warrants. In April 2023, the Initial 2028 Bond Hedge and the Initial 2028 Warrants were recorded in stockholders’ equity, were not accounted for as derivatives and were not remeasured each reporting period.
Concurrently, in connection with the retirement of $184.9 million in principal amount of the 2024 Notes in April 2023, the Company entered into Partial Termination Agreements with certain financial institutions to unwind a portion of the convertible note hedge transactions and warrant transactions the Company had entered into in connection with the issuance of the 2024 Notes. The terminated portion is in a notional amount corresponding to the amount of exchanged 2024 Notes. As a result, the Company received $7.2 million, which reduced the number of purchase options to approximately 4.6 million shares of common stock at an adjusted strike price of approximately $24.92 per share. Additionally, the Company paid $1.0 million related to terminated warrants, which reduced the number of shares that may be purchased pursuant to the warrants to 4.6 million shares of common stock at an adjusted strike price of approximately $45.31 per share. This transaction resulted in a $6.2 million net increase in paid-in capital in the Company’s consolidated balance sheet as of April 29, 2023. For the remaining portion of the convertible note hedge transactions and warrant transactions entered into in connection with the 2024 Notes, both the number of shares underlying the instruments and the strike price of the instruments are subject to customary adjustments pursuant to their original terms. In accordance with the original terms of the convertible note hedge confirmations and warrant confirmations, respectively, the Company has adjusted the strike prices with respect to the convertible note hedges and warrants for quarterly dividends exceeding $0.1125 per share (approximately $24.28 per share and $44.15 per share as of February 3, 2024, respectively). The remaining convertible note hedges and warrant transactions continue to serve to partially offset the potential dilution arising from the conversion of the 2024 Notes that remain outstanding.
In connection with the exchange of the 2024 Notes in January 2024, the Company purchased incremental bond hedges (the “Additional 2028 Bond Hedge”, together with the Initial 2028 Bond Hedge, “2028 Bond Hedge”) and sold incremental warrants (the “Additional 2028 Warrants”) with the same terms and conditions as the Initial 2028 Bond Hedge and the Initial 2028 Warrants, each with a notional amount equal to the notional amount of the Additional 2028 Notes issued in January 2024. The Company paid a premium of $16.2 million to purchase the Additional 2028 Bond Hedge and received $5.8 million for the issuance of the Additional 2028 Warrants. The Additional 2028 Bond Hedge purchased and the Additional 2028 Warrants issued have terms that are identical to the Initial 2028 Bond Hedge and the Initial 2028 Warrants, except the notional amounts match the number of shares issuable upon conversion of the Additional 2028 Notes. Similarly, in connection with the retirement of $67.1 million in principal amount of the 2024 Notes in January 2024, the Company entered into a Partial Termination Agreement with a certain financial institution to unwind a portion of the convertible note hedge transactions and warrant transactions the Company had entered into in connection with the issuance of the 2024 Notes. The terminated portion is in a notional amount corresponding to the amount of exchanged 2024 Notes. As a result, the Company received $1.9 million for the unwind of the convertible bond hedge and paid $0.1 million for the unwind of the warrants. This transaction resulted in a $1.8 million net increase in paid-in capital in the Company’s consolidated balance sheet as of February 3, 2024. As a result of the unwind transactions, the convertible note hedge transactions and warrant transactions that remain outstanding have a

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
notional amount of approximately 2.0 million shares of common stock, corresponding to the number of shares into which the remaining 2024 Notes are convertible.
The Additional 2028 Warrants meet the scope exception for derivatives indexed to and settled in the Company’s own stock. Therefore, the Additional 2028 Warrants are recorded in stockholders’ equity, are not accounted for as derivatives and are not remeasured each reporting period. The Additional 2028 Bond Hedge does not qualify for the scope exception for derivatives indexed to the Company’s own stock because the settlement of the Additional 2028 Bond Hedge is indexed to the same inputs as the settlement of the Additional 2028 Notes which do not qualify for the scope exception. Additionally, in connection with the purchase of the Additional 2028 Bond Hedge, the Initial 2028 Bond Hedge was modified and merged with the Additional 2028 Bond Hedge. The result is that the Initial 2028 Bond Hedge no longer qualifies for the derivative scope exception for contracts indexed to the Company’s own stock. As a result, in January 2024, the Company recognized a derivative asset of $84.7 million for the 2028 Bond Hedge in other assets in the Company’s consolidated balance sheet, of which $16.2 million relates to the Additional 2028 Bond Hedge purchased for cash and $68.5 million relates to the reclassification of the pre-existing Initial 2028 Bond Hedge, which resulted in an increase of $68.5 million in paid-in capital in the Company’s consolidated balance sheet. The 2028 Bond Hedge is subsequently required to be remeasured to fair value each reporting period with changes in fair value recognized in net earnings (loss).
(11) Stockholders’ Equity
Dividends
The following sets forth the cash dividend declared per share:

	Year Ended
	Feb 3, 2024	Jan 28, 2023	Jan 29, 2022
Cash dividend declared per share	$1.1250	$0.9000	$0.5625
The 2024 Indenture requires an adjustment to the conversion rate and the conversion price of the 2024 Notes for dividends exceeding $0.1125 per share. The 2028 Indenture requires an adjustment to the conversion rate and the conversion price of the 2028 Notes for dividends exceeding $0.225 per share.
On May 24, 2023, the Company announced an increase to its regular quarterly cash dividend from $0.225 to $0.30 per share on the Company’s common stock. In accordance with the terms of the indentures governing the respective Notes, the Company has adjusted the conversion rates and the conversion prices of the 2024 Notes and the 2028 Notes for quarterly dividends exceeding $0.1125 per share and $0.225 per share, respectively. Corresponding adjustments have been made to the strike prices with respect to the convertible note hedges and the warrants entered into by the Company in connection with the offerings of the corresponding Notes, each of which was decreased in accordance with the terms of the applicable convertible note hedge confirmations and warrant confirmations. Refer to Note 10 for more information. See also Note 23 for information regarding the impact of the quarterly dividend and extraordinary dividend announced in March 2024, and payable on May 3, 2024 to shareholders of record as of the close of business on April 17, 2024, on the conversation rate and conversion price of the 2028 Notes and the strike prices with respect to the corresponding convertible note hedges and warrants.
For each of the periods presented, dividends paid also included the impact from vesting of restricted stock units that are considered non-participating securities and are only entitled to dividend payments once the respective awards vest.
Decisions on whether, when and in what amounts to continue making any future dividend distributions will remain at all times entirely at the discretion of the Company’s Board of Directors, which reserves the right, in its sole discretion, to change or terminate the Company’s dividend practices at any time and for any reason without prior notice. The payment of cash dividends in the future will be based upon a number of business, legal and other considerations, including changes in the Company’s financial position, capital allocation plans (including a desire to retain or accumulate cash), capital spending plans, stock purchase plans, acquisition strategies, strategic initiatives, debt payment plans (including a desire to maintain or improve credit ratings on the Company’s debt securities), debt covenant requirements, pension funding or other benefit payments.

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Accumulated Other Comprehensive Income (Loss)
The changes in AOCL, net of related income taxes, are (in thousands):

	Foreign Currency Translation Adjustment	Derivative Financial Instruments Designated as Cash Flow Hedges	Defined Benefit Plans	Total
Balance at January 30, 2021	$(105,970)	$(4,876)	$(9,829)	$(120,675)
Gains (losses) arising during the period	(29,891)	10,121	2,550	(17,220)
Reclassification to net earnings for losses realized	—	2,035	311	2,346
Net OCL	(29,891)	12,156	2,861	(14,874)
Balance at January 29, 2022	$(135,861)	$7,280	$(6,968)	$(135,549)
Gains arising during the period	6,693	47	3,177	9,917
Reclassification to net earnings for (gains) losses realized	—	(8,911)	470	(8,441)
Net OCL	6,693	(8,864)	3,647	1,476
Balance at January 28, 2023	$(129,168)	$(1,584)	$(3,321)	$(134,073)
Gains (losses) arising during the period	(6,947)	5,451	2,883	1,387
Reclassification to net earnings for (gains) losses realized	—	(4,411)	87	(4,324)
Net OCL	(6,947)	1,040	2,970	(2,937)
Balance at February 3, 2024	$(136,115)	$(544)	$(351)	$(137,010)
Details on reclassifications out of AOCL to net earnings are as follows (in thousands):

	Year Ended			Location of (Gain) Loss Reclassified from AOCL into Earnings
	Feb 3, 2024	Jan 28, 2023	Jan 29, 2022
Derivative financial instruments designated as cash flow hedges:
Foreign exchange currency contracts	$(4,392)	$(9,988)	$2,051	Cost of product sales
Interest rate swap	(647)	(28)	272	Interest expense
Less income tax effect	628	1,105	(288)	Income tax expense
	(4,411)	(8,911)	2,035
Defined benefit plans:
Net actuarial loss amortization	256	615	420	Other expense
Prior service credit amortization	(160)	(90)	(67)	Other expense
Less income tax effect	(9)	(55)	(42)	Income tax expense
	87	470	311
Total reclassifications to net earnings for (gains) losses realized during the period	$(4,324)	$(8,441)	$2,346
(12) Income Taxes
Intra-Entity Transactions
During fiscal 2022, the Company completed an intra-entity transfer of intellectual property rights from certain U.S. entities to a wholly-owned Swiss subsidiary, more closely aligning the Company’s intellectual property rights with its business operations. This transaction resulted in a taxable gain in the U.S. The U.S. taxable gain generated by this intercompany transfer of intellectual property was primarily offset by the recognition of a deferred income tax asset in the Swiss subsidiary.
The intra-entity transfer of intellectual property rights resulted in a U.S. income tax expense of approximately $103 million. The U.S. income tax expense generated by this intercompany transfer of intellectual property was substantially offset by the benefit recorded as a result of the recognition of a deferred income tax asset in the Swiss subsidiary of approximately $92 million. The net impact to the Company’s income tax expense for this transaction was approximately $11 million as of fiscal 2024. The change of the net tax impact for fiscal

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
2024 from fiscal 2023 is the result of the adjustment made to the effective tax rate applied to the deferred tax asset.
For the intra-entity transfer of the intellectual property rights, the Company made U.S. income tax payments of $107.2 million during fiscal 2022. The Company estimates it will take between 5 and 10 years to amortize the Swiss deferred income tax asset.
During fiscal 2024, the Company recognized a one-time net tax benefit of Swiss Franc 33.7 million related to the consolidation of certain business functions into Switzerland that was approved by the Switzerland tax authority during the third quarter of fiscal 2024.
Changes in Income Tax Law
During calendar 2019, Switzerland implemented income tax reform (“Swiss tax reform”) that was effective as of January 1, 2020. The Swiss tax reform eliminates certain preferential income tax treatments and includes transitional relief measures which provides for future income tax deductions. During fiscal 2020, the Company recognized a one-time income tax benefit of approximately $8.1 million related primarily to the recognition of a deferred income tax asset associated with the estimated value of an income tax basis step-up of the Company’s Switzerland subsidiary’s assets. During fiscal 2023, the Company recorded a $2.3 million reserve for uncertain income tax positions related to such deferred income tax asset. During fiscal 2024, based on recent developments among European Union tax authorities, the Company wrote off the $8.1 million tax benefit related to the value of the income tax basis step-up of the Company’s Switzerland subsidiary’s assets, resulting in a net income tax expense of $5.8 million.
Income Tax Expense
Income tax expense is summarized as follows (in thousands):

	Year Ended
	Feb 3, 2024	Jan 28, 2023	Jan 29, 2022
Federal:
Current	$7,876	$8	$149,811
Deferred	2,270	10,577	9,859
State:
Current	1,546	(1,963)	10,433
Deferred	1,211	85	2,443
Foreign:
Current	30,071	28,844	13,592
Deferred	(17,556)	(1,049)	(112,458)
Total	$25,418	$36,502	$73,680

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Actual income tax expense differs from expected income tax expense obtained by applying the statutory federal income tax rate to earnings before income taxes as follows:

	Year Ended
	Feb 3, 2024	Jan 28, 2023	Jan 29, 2022
Computed “expected” tax rate	21.0%	21.0%	21.0%
State taxes, net of federal benefit	0.7%	1.1%	1.6%
Intra-entity intellectual property transfer tax rate difference[1]	3.1%	—%	1.6%
GILTI	2.2%	2.4%	0.6%
Unrecognized tax liabilities (benefits)	0.7%	2.5%	(0.6%)
Tax Reform - repatriation tax adjustment	0.4%	0.4%	0.2%
Tax settlements	0.3%	—%	—%
Subpart F Income	0.2%	—%	4.5%
Valuation reserve[2]	0.2%	(4.0%)	0.7%
Non-deductible participation loss	—%	—%	1.8%
Foreign derived intangible income[3]	—%	—%	(1.5%)
Share-based compensation	(0.2%)	(0.2%)	(0.4%)
Prior year income tax adjustments	(0.8%)	(1.2%)	0.4%
Non-deductible permanent differences	(1.1%)	1.6%	0.6%
Non-U.S. tax expense versus U.S. federal statutory tax rate[4]	(2.7%)	(4.8%)	(2.4%)
Basis step up	(13.6%)	—%	—%
Other, net	0.4%	(0.4%)	0.9%
Effective income tax rate	10.8%	18.4%	29.0%
______________________________________________________________________
1During fiscal 2022, the Company completed an intra-entity transfer of intellectual property rights from a U.S. entity to a wholly-owned Swiss subsidiary, resulting in an income tax rate difference of $4.0 million as of January 29, 2022. As of February 3, 2024, the updated rate difference is $11.0 million.
2Amounts relate primarily to the release of the valuation reserve offset by valuation reserves on net operating losses, other deferred income tax assets arising during the respective period jurisdictions where there have been cumulative net operating losses, limiting the Company’s ability to consider other subjective evidence to continue to recognize the existing deferred income tax assets.
3During fiscal 2022, the Company recognized an additional foreign-derived intangible income tax benefits of $37.0 million related to the intra-entity transfer of intellectual property rights.
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
Total income tax expense is allocated as follows (in thousands):

	Year Ended
	Feb 3, 2024	Jan 28, 2023	Jan 29, 2022
Operations	$25,418	$36,502	$73,680
Stockholders’ equity	627	450	2,264
Convertible debt	(9,378)	(6,207)	—
Total income tax expense	$16,667	$30,745	$75,944

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The income tax effects of the components of OCL are allocated as follows (in thousands):

	Year Ended
	Feb 3, 2024	Jan 28, 2023	Jan 29, 2022
Derivative financial instruments designated as cash flow hedges	$37	$(945)	$1,627
Defined benefit plans	590	1,395	637
Total income tax expense	$627	$450	$2,264
Total earnings before income tax expense and noncontrolling interests are comprised as follows (in thousands):

	Year Ended
	Feb 3, 2024	Jan 28, 2023	Jan 29, 2022
Domestic operations	$61,157	$45,317	$141,920
Foreign operations	174,978	152,729	111,809
Earnings before income tax expense and noncontrolling interests	$236,135	$198,046	$253,729
Deferred Income Taxes
The income tax effects of temporary differences that give rise to significant portions of deferred income tax assets and liabilities are as follows (in thousands):

	Feb 3, 2024	Jan 28, 2023
Deferred income tax assets:
Operating lease liabilities	$156,689	$156,234
Intangible assets	77,354	95,119
Net operating losses	43,849	45,384
Goodwill amortization	34,594	2,019
Impairment basis difference	12,703	—
Convertible senior notes hedge transactions	9,666	3,919
Defined benefit plans	9,620	10,186
Deferred compensation	7,838	7,177
Inventory valuation	3,828	4,025
Deferred income	3,614	5,076
Sales return and other reserves	1,691	1,615
Accrued bonus	1,581	1,046
Excess of financial accounting over tax depreciation/amortization	1,454	649
Account receivable reserve	1,386	1,454
Lease incentives	1,233	1,438
Uniform capitalization	840	919
Other, net	18,200	13,449
Total deferred income tax assets	386,140	349,709
Deferred income tax liabilities:
Operating right-of-use assets	(151,871)	(146,243)
Convertible senior notes debt discount	(128)	—
Valuation allowances	(55,231)	(45,063)
Net deferred income tax assets	$178,910	$158,403
Based on the historical earnings of the Company and projections of future taxable earnings in certain jurisdictions, management believes it is more likely than not that the results of operations will not generate sufficient taxable earnings to realize certain net deferred income tax assets. Therefore, the Company has recorded a valuation allowance of $55.2 million as of February 3, 2024, which is an increase of $10.2 million from fiscal 2023.

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
As of February 3, 2024, certain of the Company’s operations had net operating loss carryforwards of $45.9 million (income tax effected, not net of uncertain income tax positions), including state/provincial net operating loss carryforwards. These are comprised of $7.0 million (income tax effected, not net of uncertain income tax positions) of net operating loss carryforwards with an unlimited carryforward life, $38.7 million (income tax effected, not net of uncertain income tax positions) of foreign net operating loss carryforwards expiring between fiscal 2025 and fiscal 2043 and $0.2 million (income tax effected) of state/provincial net operating loss carryforwards expiring starting fiscal 2025 and beyond. Based on the historical earnings of these operations, management believes it is more likely than not that some of the operations will not generate sufficient earnings to utilize these net operating losses. As of February 3, 2024 and January 28, 2023, the Company had a valuation allowance of $45.7 million and $36.0 million, respectively, related to its net operating loss carryforwards.
Unrecognized Income Tax Benefit
The Company and its subsidiaries are subject to U.S. federal and foreign income tax, as well as income tax of multiple state and foreign local jurisdictions. From time-to-time, the Company is subject to routine income and other audits on various income tax matters around the world in the ordinary course of business. As of February 3, 2024, no major income tax, and other, audits were ongoing.
A reconciliation of the beginning and ending amount of gross unrecognized income tax benefit (excluding interest and penalties) is as follows (in thousands):

	Year Ended
	Feb 3, 2024	Jan 28, 2023	Jan 29, 2022
Beginning balance	$56,074	$51,736	$34,246
Additions:
Income tax positions related to the prior year	47	3,954	280
Income tax positions related to the current year	324	454	21,616
Reductions:
Income tax positions related to the prior year	(4,046)	(70)	(2,405)
Income tax positions related to the current year	(756)	—	(2,001)
Ending balance	$51,643	$56,074	$51,736
The amount of unrecognized income tax benefit as of February 3, 2024 and January 28, 2023 includes $35.1 million and $34.9 million (net of federal benefit on state issues), respectively, which, if ultimately recognized, may reduce our future annual effective income tax rate.
As of February 3, 2024 and January 28, 2023, the Company had $63.4 million and $64.4 million, respectively, of aggregate accruals for uncertain income tax positions, including penalties and interest. This includes an accrual of $19.9 million for the estimated transition tax (excluding interest) related to the 2017 Tax Cuts and Jobs Act (the “Tax Reform”) and $20.6 million for the intra-entity transfer of intellectual property rights from certain U.S. entities to a wholly-owned Swiss subsidiary, substantially offset by the related deferred income tax benefit recorded by the Swiss Subsidiary. The Company reviews and updates the estimates used in the accrual for uncertain income tax positions, as appropriate, as more definitive information or interpretations become available from income taxing authorities, and on the completion of income tax audits, the receipt of assessments, expiration of statutes of limitations, or occurrence of other events.
The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company included interest and penalties related to uncertain income tax positions of a $3.4 million, $2.6 million and $0.2 million in income tax expense for fiscal 2024, fiscal 2023 and fiscal 2022, respectively. Total interest and penalties related to uncertain income tax positions was $11.7 million and $8.4 million at February 3, 2024 and January 28, 2023, respectively.
During fiscal 2021, the Company became aware of a foreign withholding income tax regulation that could be interpreted to apply to certain of its previous transactions. The Company currently does not expect its exposure, if any, will have a material impact on its consolidated financial position, results of operations or cash flows.

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Indefinite Reinvestment Assertion
The Company has historically considered the undistributed earnings of its foreign subsidiaries to be indefinitely reinvested. As a result of the Tax Reform, the Company had a substantial amount of previously taxed earnings that could be distributed to the U.S. without additional U.S. taxation. As of February 3, 2024, the Company determined that approximately $228.5 million of such foreign earnings are not indefinitely reinvested. The incremental tax cost to repatriate these earnings to the U.S. is immaterial. The Company intends to indefinitely reinvest the remaining earnings from the Company’s foreign subsidiaries for which a deferred income tax liability has not already been recorded. The Company continues to evaluate its plans for reinvestment or repatriation of unremitted foreign earnings and regularly reviews its cash positions and determination of indefinite reinvestment of foreign earnings. If the Company determines that all or a portion of such foreign earnings are no longer indefinitely reinvested, the Company may be subject to additional foreign withholding taxes and U.S. state income taxes, beyond the one-time transition tax.
(13) Defined Benefit Plans
The Company maintains defined benefit plans for certain employees primarily in the U.S. and Switzerland. In accordance with authoritative guidance for defined benefit pension and other postretirement plans, an asset for a plan’s over funded status or a liability for a plan’s underfunded status is recognized in the consolidated balance sheets; plan assets and obligations that determine the plan’s funded status are measured as of the end of the Company’s fiscal year; and changes in the funded status of defined benefit postretirement plans are recognized in the year in which they occur. Such changes are reported in OCL as a separate component of stockholders’ equity.
The Company’s pension obligations and related costs are calculated using actuarial concepts within the authoritative guidance framework. The Company uses the corridor approach to amortize unrecognized actuarial gains or losses over the average remaining service life of active participants. The life expectancy, estimated retirement age, discount rate, estimated future compensation and expected return on plan assets are important elements of expense and/or liability measurement. These critical assumptions are evaluated annually which enables expected future payments for benefits to be stated at present value on the measurement date. If actual results are not consistent with actuarial assumptions, the amounts recognized for the defined benefit plans could change significantly.
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
As a non-qualified pension plan, no dedicated funding of the SERP is required; however, the Company has made periodic payments into insurance policies held in a rabbi trust to fund the expected obligations arising under the non-qualified SERP. The amount of any future payments into the insurance policies, if any, may vary depending on investment performance of the trust. The cash surrender values of the insurance policies were $63.4 million and $64.4 million as of February 3, 2024 and January 28, 2023, respectively, and were included in other assets in the Company’s consolidated balance sheets. As a result of changes in the value of the insurance policy investments, the Company recorded unrealized gains (losses) of $1.1 million, $(5.7) million and $0.6 million in other income (expense) during fiscal 2024, fiscal 2023 and fiscal 2022, respectively.
The Company assumed a discount rate of approximately 4.8% and 4.5% for the years ended February 3, 2024 and January 28, 2023, respectively, as part of the actuarial valuation performed to calculate the projected benefit obligation, based on the timing of cash flows expected to be made in the future to the participants, applied to high quality yield curves. The Company also considers recent updates to the mortality tables and mortality improvement scale published by the Society of Actuaries in developing its best estimate of the expected mortality rates for its plan participants.
Aggregate benefits projected to be paid in the next five fiscal years are approximately $1.9 million in fiscal 2025, $1.9 million in fiscal 2026, $1.9 million in fiscal 2027, $1.9 million in fiscal 2028 and $3.7 million in fiscal

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
2029. Aggregate benefits projected to be paid in the five fiscal years following fiscal 2029 amount to $17.5 million.
Foreign Pension Plans
In certain foreign jurisdictions, primarily in Switzerland, the Company is required to guarantee the returns on Company sponsored defined contribution plans in accordance with local regulations. These plans are typically government-mandated defined contribution plans that provide employees with a minimum investment return, and as such, are treated under pension accounting in accordance with authoritative guidance. The minimum investment return for our Swiss pension plan was 1.0% during calendar 2023 and calendar 2022. Under the Swiss pension plan, both the Company and certain of its employees with annual earnings in excess of government determined amounts are required to make contributions into a fund managed by an independent investment fiduciary. The Company’s contributions must be made in an amount at least equal to the employee’s contribution. Minimum employee contributions are based on the respective employee’s age, salary and gender.
As of February 3, 2024 and January 28, 2023, actuarial assumptions used by the Company to calculate the projected benefit obligation and the fair value of the plans assets related to its Swiss pension plan included discount rates of 1.60% and 1.70%, respectively, and expected returns on plan assets of 1.60% and 1.70%, respectively.
The components of net periodic defined benefit pension cost to AOCL related to the Company’s defined benefit plans are as follows (in thousands):

	SERP	Foreign Pension Plans	Total
	Year Ended February 3, 2024
Service cost	$—	$3,731	$3,731
Interest cost	1,862	913	2,775
Expected return on plan assets	—	(809)	(809)
Net amortization of unrecognized prior service credit	—	(160)	(160)
Net amortization of actuarial loss	—	256	256
Net periodic defined benefit pension cost	$1,862	$3,931	$5,793

Unrecognized prior service credit charged to comprehensive income (loss)	$—	$(160)	$(160)
Unrecognized net actuarial loss charged to comprehensive income (loss)	—	256	256
Net actuarial gain (loss)	4,388	(563)	3,825
Foreign currency and other adjustments	—	(361)	(361)
Related tax impact	(1,014)	424	(590)
Total periodic defined benefit pension cost and other charges to OCL and AOCL	$3,374	$(404)	$2,970

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	SERP	Foreign Pension Plans	Total
	Year Ended January 28, 2023
Service cost	$—	$3,008	$3,008
Interest cost	1,333	221	1,554
Expected return on plan assets	—	(271)	(271)
Net amortization of unrecognized prior service credit	—	(90)	(90)
Net amortization of actuarial loss	17	598	615
Net periodic defined benefit pension cost	$1,350	$3,466	$4,816

Unrecognized prior service credit charged to comprehensive income (loss)	$—	$(90)	$(90)
Unrecognized net actuarial loss charged to comprehensive income (loss)	17	598	615
Net actuarial gain	6,649	(2,759)	3,890
Foreign currency and other adjustments	—	627	627
Related tax impact	(1,547)	152	(1,395)
Total periodic defined benefit pension cost and other charges to OCL and AOCL	$5,119	$(1,472)	$3,647

	Year Ended January 29, 2022
Service cost	$—	$3,142	$3,142
Interest cost	1,155	74	1,229
Expected return on plan assets	—	(206)	(206)
Net amortization of unrecognized prior service credit	—	(67)	(67)
Net amortization of actuarial loss	81	339	420
Net periodic defined benefit pension cost	$1,236	$3,282	$4,518

Unrecognized prior service credit charged to comprehensive income (loss)	$—	$(67)	$(67)
Unrecognized net actuarial loss charged to comprehensive income (loss)	81	339	420
Net actuarial loss	2,067	738	2,805
Foreign currency and other adjustments	—	340	340
Related tax impact	(496)	(141)	(637)
Total periodic defined benefit pension cost and other charges to OCL and AOCL	$1,652	$1,209	$2,861
The amounts included in AOCL, before income tax, that have not yet been recognized in net periodic defined benefit pension cost are as follows (in thousands):

	Feb 3, 2024			Jan 28, 2023
	SERP	Foreign Pension Plans	Total	SERP	Foreign Pension Plans	Total
Unrecognized prior service credit	$—	$(67)	$(67)	$—	$(815)	$(815)
Unrecognized net actuarial (gain) loss	(6,544)	4,737	(1,807)	(2,118)	6,283	4,165
Total included in AOCL	$(6,544)	$4,670	$(1,874)	$(2,118)	$5,468	$3,350

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The funded status of the Company’s defined benefit plans and the amounts recognized in the Company’s consolidated balance sheets are summarized as follows (in thousands):

	Feb 3, 2024			Jan 28, 2023
	SERP	Foreign Pension Plans	Total	SERP	Foreign Pension Plans	Total
Projected benefit obligation	$(37,730)	$(56,260)	$(93,990)	$(42,367)	$(47,366)	$(89,733)
Plan assets at fair value[1]	—	49,433	49,433	—	41,193	41,193
Net liability[2]	$(37,730)	$(6,827)	$(44,557)	$(42,367)	$(6,173)	$(48,540)
______________________________________________________________________
1The SERP is a non-qualified pension plan and hence the insurance policies are not considered to be plan assets. Accordingly, the table above does not include the insurance policies with cash surrender values of $63.4 million and $64.4 million as of February 3, 2024 and January 28, 2023, respectively.
2The net liability was included in accrued expenses and other long-term liabilities in the Company’s consolidated balance sheets depending on the expected timing of payments.
A reconciliation of the changes in the projected benefit obligation is as follows (in thousands):

	SERP	Foreign Pension Plans	Total
Balance at January 29, 2022	$49,431	$42,740	$92,171
Service cost	—	3,008	3,008
Interest cost	1,333	221	1,554
Actuarial (gains) losses	(6,649)	2,994	(3,655)
Contributions by plan participants	—	2,622	2,622
Payments	(1,748)	(3,905)	(5,653)
Foreign currency and other adjustments	—	(314)	(314)
Balance at January 28, 2023	$42,367	$47,366	$89,733
Service cost	—	3,731	3,731
Interest cost	1,862	913	2,775
Actuarial (gains) losses	(4,395)	(750)	(5,145)
Contributions by plan participants	—	4,549	4,549
Payments	(2,066)	(2,062)	(4,128)
Foreign currency and other adjustments	(38)	2,513	2,475
Balance at February 3, 2024	$37,730	$56,260	$93,990

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The SERP is a non-qualified pension plan and hence the insurance policies are not considered to be plan assets. Accordingly, the table below does not include the insurance policies with cash surrender values of $63.4 million and $64.4 million as of February 3, 2024 and January 28, 2023, respectively. A reconciliation of the changes in plan assets for the Company’s foreign pension plans is as follows (in thousands):

Plan Assets
Balance at January 29, 2022	$38,015
Actual return on plan assets	506
Contributions by employer	3,645
Contributions by plan participants	2,622
Payments	(3,905)
Foreign currency and other adjustments	310
Balance at January 28, 2023	$41,193
Actual return on plan assets	(504)
Contributions by employer	4,144
Contributions by plan participants	4,549
Payments	(2,062)
Foreign currency and other adjustments	2,113
Balance at February 3, 2024	$49,433
(14) Related Party Transactions
The Company and its subsidiaries periodically enter into transactions with certain entities (the “Marciano Entities”) that are owned by or for the respective benefit of Paul Marciano, who is an executive and member of the Board of the Company, and Maurice Marciano, who is the brother of Paul Marciano and was a member of the Board until his retirement in September 2023.
Leases
The Company leases warehouse and administrative facilities from certain of the Marciano Entities. There were four of these leases in effect as of February 3, 2024 with expiration or option exercise dates ranging from calendar years 2025 to 2030, including two leases with respect to the Company’s North American corporate headquarters in Los Angeles, California (the “Los Angeles Location”), a lease for the Company’s Canadian warehouse and administrative facility in Montreal, Quebec (the “Montreal Location”) and a lease for the Company’s showroom and office space in Paris, France (the “Paris Location”).
In August 2023, the Company (through a wholly-owned Canadian subsidiary) entered into a three-year lease extension through August 2026 with respect to the Montreal Location. All other material terms in the previously existing lease for the Montreal Location (including base rent of approximately CAD$0.6 million ($0.4 million) per year) remain the same.
Aggregate lease costs recorded under the leases for the Los Angeles Location were $7.5 million, $7.3 million and $7.0 million for fiscal 2024, fiscal 2023 and fiscal 2022, respectively. The Marciano Entities have a 100% ownership interest in the Los Angeles Location, with Mr. Maurice Marciano having a 56.3% ownership interest and Mr. Paul Marciano having a 43.7% ownership interest. Accordingly, Mr. Maurice Marciano’s interest in the lease amounts for the Los Angeles Location were $4.2 million, $4.1 million and $3.9 million for fiscal 2024, fiscal 2023 and fiscal 2022, respectively, and Mr. Paul Marciano’s interest in the lease amounts for the Los Angeles Location were $3.3 million, $3.2 million and $3.1 million for fiscal 2024, fiscal 2023 and fiscal 2022, respectively.
Aggregate lease costs recorded under the lease for the Montreal Location were $0.4 million, $0.4 million and $0.5 million for fiscal 2024, fiscal 2023 and fiscal 2022, respectively. The Marciano Entities have a 100% ownership interest in the Montreal Location, with each of Mr. Maurice Marciano and Mr. Paul Marciano having a 50% ownership interest. Accordingly, the interests in the lease amounts for the Montreal Location for each of Mr. Maurice Marciano and Mr. Paul Marciano were $0.2 million, $0.2 million and $0.25 million for fiscal 2024, fiscal 2023 and fiscal 2022, respectively.

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Aggregate lease costs recorded under the lease for the Paris Location were $1.2 million, $1.2 million and $1.1 million for fiscal 2024, fiscal 2023 and fiscal 2022, respectively. The Marciano Entities have a 66.7% ownership interest in the Paris Location, with each of Mr. Maurice Marciano and Mr. Paul Marciano having a 33.3% ownership interest. Accordingly, the interests in the lease amounts for the Paris Location for each of Mr. Maurice Marciano and Mr. Paul Marciano were $0.4 million, $0.4 million and $0.4 million for fiscal 2024, fiscal 2023 and fiscal 2022, respectively.
The Company believes that the terms of the related party leases are no less favorable to the Company than would have been available from unaffiliated third parties. Refer to Note 9 for more information on lease commitments.
Aircraft Arrangements
The Company periodically charters aircraft owned by certain of the Marciano Entities through informal arrangements with such Marciano Entities and independent third-party management companies contracted by such Marciano Entities to manage their aircraft. The Marciano Entities have a 100% ownership interest in the aircraft, with each of Mr. Maurice Marciano and Mr. Paul Marciano having a 50% ownership interest. The total fees paid by the Company to the independent third-party management companies under these arrangements for fiscal 2024, fiscal 2023 and fiscal 2022 were approximately $3.8 million, $3.1 million and $3.5 million, respectively. The approximate dollar value of the amount of each of Mr. Maurice Marciano’s and Mr. Paul Marciano’s interest in these transactions was $1.4 million, $1.2 million and $1.4 million for fiscal 2024, fiscal 2023 and fiscal 2022, respectively. The Company believes that the terms of the charter arrangements are no less favorable to the Company than would have been available from unaffiliated third parties.
Minority Investment
The Company has a 30% ownership interest in a privately-held men’s footwear company (the “Footwear Company”). The Marciano Entities have a 45% ownership interest in the Footwear Company, with each of Mr. Maurice Marciano and Mr. Paul Marciano having a 22.5% ownership interest. Accordingly, each of Mr. Maurice Marciano and Mr. Paul Marciano has a 22.5% interest in each of the transactions between the Company and the Footwear Company described below.
In fiscal 2021, the Company provided the Footwear Company with a $2.0 million revolving credit facility at an annual interest rate of 2.75% and a maturity date of November 2023. In October 2023, the Company and the Footwear Company amended the revolving credit facility to extend the term by three years to November 30, 2026 and to adjust the interest rate, effective December 1, 2023, to a floating rate equal to the one month term SOFR plus 1.75% per annum. As of February 3, 2024 and January 28, 2023, the Company had a note receivable of $0.6 million and $0.4 million, respectively, included in other assets in its consolidated balance sheets related to outstanding borrowings by the Footwear Company under this revolving credit facility.
In May 2022, the Company entered into a Fulfillment Services Agreement with the Footwear Company under which the Company provides certain fulfillment services for the Footwear Company’s U.S. wholesale and e-commerce businesses from the Company’s U.S. distribution center on a cost-plus 5% basis. The Footwear Company also pays rent to the Company for the use of a small office space in the Company’s U.S. headquarters. In June 2022, the Company (through a wholly-owned Swiss subsidiary) entered into a Distributorship Agreement with the Footwear Company under which the Company was designated as the exclusive distributor (excluding e-commerce) for the Footwear Company in the European Union and other specified countries. The Distributorship Agreement provided for (i) the Company to receive a 35% discount from the Footwear Company’s wholesale prices, (ii) no minimum sales requirements or advertising spending requirements for the Company; (iii) an initial 15 month term with annual renewals thereafter, and (iv) other standard terms and conditions for similar arrangements. In May 2023, the Distributorship Agreement was amended to (i) reflect a reduction in the amount of sales services to be performed by the Company, (ii) revise the wholesale discount to 22% and (iii) provide an annual 2% advertising commitment by the Company. During fiscal 2024, there were approximately $14,500 in fees received with respect to the U.S. fulfillment services, approximately $16,500 in fees received with respect to office rent and approximately $167,500 in amounts paid related to the distributorship arrangements. During fiscal 2023, there were less than $5,000 in fees received with respect to the U.S. fulfillment services, approximately

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
$17,000 in fees received with respect to office rent and less than $5,000 in amounts paid related to the distributorship arrangements.
Vendor Purchases
The Company purchases faux fur products from a privately-held fashion accessories company (the “Fashion Company”). The Marciano Entities have a 16% ownership interest in the Fashion Company, with each of Mr. Maurice Marciano and Mr. Paul Marciano having an 8% ownership interest. In addition, Carlos Alberini, Chief Executive Officer of the Company, has a 4% ownership interest in the Fashion Company. The total payments made by the Company to the Fashion Company were approximately $3.7 million, $6.8 million and $4.5 million during fiscal 2024, fiscal 2023 and fiscal 2022, respectively. Based on their respective ownership interests in the Fashion Company, the approximate dollar value of the amount of each individual’s interest in these transactions were approximately (i) for each of Mr. Maurice Marciano and Mr. Paul Marciano, $0.3 million, $0.5 million and $0.4 million for fiscal 2024, fiscal 2023 and fiscal 2022, respectively, and (ii) for Mr. Alberini, $0.1 million, $0.3 million and $0.2 million for fiscal 2024, fiscal 2023 and fiscal 2022, respectively. The Company believes that the price paid by the Company for the Fashion Company’s products and the terms of the transactions between the Company and the Fashion Company have not been affected by this passive investment of Messrs. Marciano and Mr. Alberini in the Fashion Company.
Vendor Collaboration
During April 2023, the Company entered into a co-branding collaboration arrangement in connection with a large-scale music festival with a privately-held alcoholic beverage company (the “Beverage Company”). The Marciano Entities have a 15% ownership interest in the Beverage Company, with each of Mr. Maurice Marciano and Mr. Paul Marciano having a 7.5% ownership interest. In addition, Nicolai Marciano, the Chief New Business Development Officer of the Company and son of Mr. Paul Marciano, has a 1.4% ownership interest in the Beverage Company. Accordingly, each of Mr. Maurice Marciano and Mr. Paul Marciano has a 7.5% interest and Mr. Nicolai Marciano has a 1.4% interest in the transaction between the Company and the Beverage Company described below.
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
(15) Commitments and Contingencies
Purchase Commitments
Inventory purchase commitments as of February 3, 2024 were $295.1 million. These purchase commitments can be impacted by various factors, including the scheduling of market weeks, the timing of issuing orders, the timing of the shipment of orders and currency fluctuations.
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
Investment Commitments
As of February 3, 2024, the Company had an unfunded commitment to invest €5.2 million ($5.6 million) in certain private equity funds. Refer to Note 20 for further information. In March 2024, the Company funded €1.5 million ($1.6 million) to the private equity fund.

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
The Company has received customs tax assessment notices from the Italian Customs Agency (“ICA”) regarding its customs tax audit of one of the Company’s European subsidiaries for the period from July 2010 through December 2012. Such assessments totaled €9.8 million ($10.6 million), including potential penalties and interest through such assessment dates. The Company strongly disagreed with the ICA’s positions and therefore filed appeals with the Milan First Degree Tax Court (“MFDTC”). Those appeals were split into a number of different cases that were then heard by different sections of the MFDTC. The MFDTC ruled in favor of the Company on all of these appeals. The ICA subsequently appealed €9.7 million ($10.5 million) of these favorable MFDTC judgments with the Appeals Court. As of February 3, 2024, €8.5 million ($9.2 million) have been decided in favor of the Company and €1.2 million ($1.3 million) have been decided in favor of the ICA. The Company believes that the unfavorable Appeals Court ruling is incorrect and inconsistent with the prior rulings on similar matters by both the MFDTC and other judges within the Appeals Court, and has appealed the decision to the Supreme Court. The ICA has appealed most of the favorable Appeals Court rulings to the Supreme Court. As of February 3, 2024, of the cases that have been appealed to the Supreme Court, €1.5 million ($1.6 million) have been decided in favor of the Company based on the merits of the case and €0.2 million ($0.2 million) have been remanded back to the lower court for further consideration. There can be no assurances the Company will be successful in the remaining appeals. It also continues to be possible that the Company will receive similar or even larger assessments for periods subsequent to December 2012 or other claims or charges (including additional interest amounts) related to the matter in the future. Although the Company believes that it has a strong position and will continue to vigorously defend this matter, it is unable to predict with certainty whether or not these efforts will ultimately be successful or whether the outcome will have a material impact on the Company’s financial position, results of operations or cash flows.
On January 11, 2022, Legion Partners Holdings, LLC (“Legion”), a stockholder of Guess common stock, sent two letters to the Board of Directors of Guess (the “Board”). One letter sought books and records pursuant to Section 220 of the Delaware General Corporation Law (the “220 Demand”) to purportedly investigate potential breaches of fiduciary duties by the Board in connection with the Board’s renomination of Mr. Maurice Marciano to the Board and certain related party transactions. The second letter demanded that the Board take action to cause the Company to investigate and commence legal proceedings for breach of fiduciary duty claims the Company may have in connection with alleged misconduct of Mr. Paul Marciano, the Board’s oversight of and response to such alleged misconduct, and the Board’s review and approval of certain related-party transactions (the “Litigation Demand”). On January 31, 2022, the Company responded to both letters informing Legion that the Company was reviewing the formation of a committee in response to the Litigation Demand and detailing the deficiencies with the 220 Demand under Delaware law, including that Legion failed to state a proper purpose and that the scope of Legion’s requested books and records was overbroad. The Company subsequently formed a Demand Review Committee (the “DRC”), which engaged in a review of the matters detailed in the Litigation Demand.
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

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
On September 29, 2023, the Company and all defendants in the ERSRI action entered into a Stipulation and Agreement of Compromise, Settlement, and Release (the “Stipulation”), which was approved by the Court on January 4, 2024 and resolved all claims asserted against all defendants in the ERSRI action without any admission or finding of wrongdoing attributed to them personally or to the Company. Under the terms of the Stipulation, the Company will implement certain governance and compliance enhancements. These enhancements include the establishment of a Diversity, Equity, and Inclusion Council (the “DEI Council”), which will be comprised of one independent director and two consultants, including one consultant to be selected by ERSRI. The DEI Council will report directly to the Board and be responsible for overseeing the development and implementation of the Company’s policies and procedures related to harassment, discrimination and retaliation, including, in certain circumstances, having the authority to conduct investigations and to recommend disciplinary action, up to and including termination, of senior executives or Board members found to have engaged in misconduct. The DEI Council will also be responsible for overseeing a commitment to be added to the Company’s Governance Guidelines regarding the Company’s measures to prevent and respond to sexual harassment and discrimination. Pursuant to the Stipulation, the Company will appoint two new independent directors to the Board, including one to be selected by ERSRI and mutually agreed to by the Company. The Stipulation also includes certain agreements by Mr. Paul Marciano relating to meetings or activities with current or prospective Company models. In addition to the governance enhancements, pursuant to the Stipulation, (a) the defendants in the ERSRI action caused the Company to receive (i) a payment of $22 million upon Court approval of the settlement pursuant to the terms of the Stipulation, and (ii) the right to receive an additional payment of $8 million contingent on the recovery from the insurers currently being sought by the Company and the insureds in pending litigation against the insurers, and (b) the Company is responsible to pay an attorney’s fee award to ERSRI’s counsel. The $22 million received by the Company and the related attorney’s fee award under the terms of the Stipulation was accounted for by the Company when approved by the Court.
On February 16, 2023, Legion filed a stockholder derivative lawsuit styled Legion Partners Holdings, LLC, derivatively on behalf of Guess?, Inc. v. Paul Marciano, et al. in the Court of Chancery of the State of Delaware against the Company, as the nominal defendant, Mr. Paul Marciano and other members of the Board, alleging breach of fiduciary duties relating to the continued service of Mr. Paul Marciano to the Company following the prior allegations described in the ERSRI stockholder derivative lawsuit. Legion seeks monetary damages and possible injunctive relief. On March 15, 2023, the Company moved for a more definite statement and moved to dismiss or stay the action. On May 9, 2023, Legion voluntarily dismissed the claims against Mr. Paul Marciano without prejudice. With the recent settlement of the ERSRI derivative suit as described above, the Company expects the Legion suit to be dismissed in the near future.
On June 3, 2023, the Company received a letter from an individual seeking to settle certain claims against Mr. Paul Marciano and the Company relating to allegations of improper treatment of the individual by Mr. Paul Marciano. The letter did not make an assertion of damages. The individual was initially represented by the same attorney who represented plaintiffs in similar actions in 2021 and 2022, which were settled out of court in 2022 to avoid the cost of litigation and without admitting liability or fault. The individual subsequently retained a different attorney. No complaint has been filed with respect to the allegations in the June 2023 letter, and Mr. Paul Marciano and the Company dispute the allegations fully.

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Redeemable Noncontrolling Interests
The Company is party to a put arrangement with respect to the common securities that represent the remaining noncontrolling interest for its majority-owned subsidiary, Guess Brasil Comércio e Distribuição S.A. (“Guess Brazil”). The put arrangement for Guess Brazil, representing 40% of the total outstanding equity interest of that subsidiary, may be exercised at the discretion of the noncontrolling interest holder by providing written notice to the Company every third anniversary beginning in March 2019, subject to certain time restrictions. The redemption value of the Guess Brazil put arrangement is based on a multiple of Guess Brazil’s earnings before interest, taxes, depreciation and amortization subject to certain adjustments and is classified as a redeemable noncontrolling interest outside of permanent equity in the Company’s consolidated balance sheet. As of both February 3, 2024 and January 28, 2023, the carrying value of the redeemable noncontrolling interest related to Guess Brazil was $0.5 million.
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
In November 2022, the Minority Holder exercised the Put Option, triggering a contractual obligation for the Company to purchase the Minority Holder’s 30% interest in Guess CIS. Following a comprehensive review of the various economic sanctions imposed by the United States and European governments with respect to Russia, and obtaining guidance from the U.S. Department of the Treasury’s Office of Foreign Assets Control, the Company determined that its acquisition of the Minority Holder’s 30% interest in Guess CIS pursuant to the Company’s pre-sanctions contractual obligation to fulfill the Minority Holder’s exercise of the Put Option was not prohibited by current economic sanctions, including the U.S. ban on new investment in Russia. As such, following the exercise of the Put Option by the Minority Holder, the Company and the Minority Holder entered into an agreement to proceed with the Company’s acquisition of the Minority Holder’s 30% interest in Guess CIS for a purchase price of €8.0 million, subject to the formal approval of the acquisition by the relevant Russian government commission and certain other customary conditions. This formal approval was received, and the purchase was completed in May 2023. As a result of this transaction, there was no redeemable noncontrolling interest related to Guess CIS as of February 3, 2024.
A reconciliation of the total carrying amount of redeemable noncontrolling interests is (in thousands):

	Year Ended
	Feb 3, 2024	Jan 28, 2023
Beginning balance	$9,154	$9,500
Foreign currency translation adjustment	(51)	(346)
Purchase of redeemable noncontrolling interest	(8,581)	—
Ending balance	$522	$9,154
(16) Savings Plans
The Company has established the Guess?, Inc. Savings Plan (the “Savings Plan”) under Section 401(k) of the Internal Revenue Code. Under the Savings Plan, employees (“associates”) may contribute up to 100% of their compensation per year subject to the elective limits as defined by IRS guidelines, and the Company may make matching contributions in amounts not to exceed 3.0% of the associates’ annual compensation. Investment selections consist of mutual funds and do not include any Company common stock. The Company’s contributions

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
to the Savings Plan amounted to $2.1 million, $2.0 million and $1.7 million for fiscal 2024, fiscal 2023 and fiscal 2022, respectively.
Effective January 1, 2006, the Company adopted a Non-Qualified Deferred Compensation Plan (the “DCP”). Under the DCP, select employees who satisfy certain eligibility requirements and members of the Board of Directors may make annual irrevocable elections to defer a portion of their base compensation and/or bonuses. The deferred amounts and earnings thereon are payable to participants at specified future distribution dates, upon termination of employment, retirement, disability, death or change in control of the Company, in a lump sum or installments, pursuant to elections under the rules of the DCP. The participants to the DCP have an unsecured contractual commitment by the Company to pay the amounts due under the DCP. The deferred compensation liability as of February 3, 2024 and January 28, 2023 was $17.2 million and $15.2 million, respectively, and was included in accrued expenses and other long-term liabilities in the Company’s consolidated balance sheets depending on the expected timing of payments. The Company has purchased corporate-owned life insurance, which is held in a rabbi trust, to offset this liability. The assets held in the rabbi trust are not available for general corporate purposes except in the event of bankruptcy of the Company. As of February 3, 2024 and January 28, 2023, the long-term asset was $17.6 million and $16.2 million, respectively. All earnings and expenses of the rabbi trust are reported in the Company’s consolidated statements of income in other income (expense). The Company incurred unrealized gains (losses) of $1.4 million, $(0.4) million and $0.8 million for fiscal 2024, fiscal 2023 and fiscal 2022, respectively, related to the change in the value of the insurance policy investments.
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

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Segment information is summarized as follows (in thousands):

	Year Ended
	Feb 3, 2024[1]	Jan 28, 2023[1]	Jan 29, 2022[1]
Net revenue:
Europe	$1,475,604	$1,380,790	$1,297,550
Americas Retail	710,908	758,100	759,117
Americas Wholesale	199,903	206,208	201,202
Asia	276,867	238,815	237,053
Licensing	113,248	103,437	96,709
Total net revenue	$2,776,530	$2,687,350	$2,591,631
Earnings (loss) from operations:
Europe	$171,726	$159,629	$174,860
Americas Retail	56,829	87,184	124,902
Americas Wholesale	54,403	46,266	53,731
Asia	7,897	(4,811)	(4,114)
Licensing	105,649	92,117	88,136
Total segment earnings from operations	396,504	380,385	437,515
Corporate overhead	(128,002)	(124,935)	(129,588)
Asset impairment charges[2]	(6,887)	(9,544)	(3,149)
Net gains on lease modifications[3]	1,662	2,267	259
Total earnings from operations	$263,277	$248,173	$305,037
Capital expenditures:
Europe	$38,153	$51,265	$47,034
Americas Retail	20,429	23,149	7,152
Americas Wholesale	600	4,039	1,024
Asia	4,616	3,932	4,337
Corporate overhead	10,409	7,118	3,974
Total capital expenditures	$74,207	$89,503	$63,521
______________________________________________________________________
1The Company operates on a 52/53-week fiscal year calendar, which ends on the Saturday nearest to January 31 of each year. The results for fiscal 2024 included the impact of an additional week which occurred during the fourth quarter ended February 3, 2024.
2During fiscal 2024, fiscal 2023 and fiscal 2022, the Company recognized asset impairment charges related primarily to impairment of property and equipment for certain retail locations resulting from under-performance and expected store closures. Refer to Note 5 for further information.
3During fiscal 2024, fiscal 2023 and fiscal 2022, the Company recorded net gains on lease modifications related primarily to the early termination of certain lease agreements. Refer to Note 1 for more information regarding the net gains on lease modifications.

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The below presents information regarding geographic areas in which the Company operated. Net revenue is classified primarily based on the country where the Company’s customer is located as follows (in thousands):

	Year Ended
	Feb 3, 2024	Jan 28, 2023	Jan 29, 2022
Net product sales:
U.S.	$617,009	$673,868	$722,610
Italy	312,908	289,170	265,106
Germany	198,664	187,888	189,083
South Korea	171,819	140,449	126,563
Spain	161,377	150,045	137,037
Canada	158,521	175,485	150,339
Other foreign countries	1,042,984	967,008	904,184
Total product sales	2,663,282	2,583,913	2,494,922
Net royalties	113,248	103,437	96,709
Net revenue	$2,776,530	$2,687,350	$2,591,631
The Company’s long-lived assets by geographic location are as follows (in thousands):

	Feb 3, 2024	Jan 28, 2023
Long-lived assets:
U.S.	$259,055	$232,061
Italy	138,572	140,261
Germany	46,562	48,095
South Korea	14,998	8,174
Spain	104,552	107,859
Canada	28,606	17,315
Other foreign countries	380,452	378,471
Total long-lived assets	$972,797	$932,236

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(18) Earnings Per Share
The computation of basic and diluted net earnings per common share attributable to common stockholders is (in thousands, except per share data):

	Year Ended
	Feb 3, 2024	Jan 28, 2023	Jan 29, 2022
Net earnings attributable to Guess?, Inc.	$198,199	$149,610	$171,363
Less net earnings attributable to nonvested restricted stockholders	2,369	1,405	1,831
Net earnings attributable to common stockholders	195,830	148,205	169,532
Add expenses related to the Notes[1]	19,691	4,896	—
Net earnings attributable to common stockholders used in diluted computations	$215,521	$153,101	$169,532

Weighted average common shares used in basic computations	53,329	56,484	64,021
Effect of dilutive securities:
Stock options and restricted stock units	1,332	1,639	1,898
The Notes	15,121	11,964	—
Weighted average common shares used in diluted computations	69,782	70,087	65,919
Net earnings per common share attributable to common stockholders:
Basic	$3.67	$2.62	$2.65
Diluted	$3.09	$2.18	$2.57
______________________________________________________________________
1Expenses related to the Notes include interest expenses, loss on extinguishment of debt and gain (loss) on fair value remeasurement for embedded derivative, net of associated income tax effect.
For fiscal 2024, fiscal 2023 and fiscal 2022, equity awards granted for 787,845, 1,240,937 and 562,876, respectively, of the Company’s common shares were outstanding but were excluded from the computation of diluted weighted average common shares and common equivalent shares outstanding because the assumed proceeds resulted in these awards being antidilutive. The Company excluded 313,648, 484,365 and 300,000 nonvested stock units which were subject to the achievement of performance-based or market-based vesting conditions from the computation of diluted weighted average common shares and common equivalent shares outstanding because these conditions were not achieved as of February 3, 2024, January 28, 2023 and January 29, 2022, respectively.
Warrants related to the 2024 Notes to purchase 2.0 million shares of the Company’s common shares at an adjusted strike price of $44.15 per share were outstanding as of February 3, 2024. Warrants related to the 2028 Notes to purchase 13.9 million shares of the Company’s common shares at an adjusted strike price of $41.37 per share were outstanding as of February 3, 2024. These warrants were excluded from the computation of diluted net earnings per share since the warrants’ strike prices were greater than the average market price of the Company’s common stock during the period. See Note 10 for more information regarding the Notes.
(19) Share-Based Compensation
Share-Based Compensation Plans
The Company has two share-based compensation plans. The Guess?, Inc. 2004 Equity Incentive Plan (the “Plan”) provides that the Board of Directors may grant stock options and other equity awards to officers, non-employee directors, key employees and certain consultants and advisors to the Company or any of its subsidiaries. On April 22, 2022, the Company’s stockholders approved an amendment and restatement of the Plan. The amendment and restatement of the Plan (a) increased the aggregate number of shares of the Company’s common stock available for award grants under the Plan by 680,000 shares (from 29,100,000 shares to 29,780,000 shares), (b) changed the ratio at which a “Full-Value Award” (any award granted under the Plan other than a stock option

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
or stock appreciation right) counts against the total share limit under the Plan from 3.54 shares for every one share actually issued in connection with such award to 1.6 shares for every one share actually issued in connection with such award, (c) extended the Company’s ability to grant new awards under the Plan through March 26, 2032, and (d) made members of the Company’s Board of Directors who are not employees of the Company or any of its subsidiaries eligible to receive award grants under the Plan. As of February 3, 2024 and January 28, 2023, there were 3,628,245 and 4,525,424 shares available for grant under the Plan, respectively. Stock options granted under the Plan have ten-year terms and typically vest and become fully exercisable in increments of one-fourth of the shares granted on each anniversary from the date of grant. Stock awards/units granted under the Plan typically vest in increments of one-fourth of the shares granted on each anniversary from the date of grant. The three most recent annual grants for stock awards/units had initial vesting periods of about nine months followed by three annual vesting periods.
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

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following summarizes the share-based compensation expense recognized under all of the Company’s stock plans (in thousands):

	Year Ended
	Feb 3, 2024	Jan 28, 2023	Jan 29, 2022
Stock options	$713	$2,709	$3,528
Stock awards/units	19,369	17,478	17,385
ESPP	164	208	206
Total share-based compensation expense	$20,246	$20,395	$21,119
Stock options
The following summarizes the stock option activity under all of the Company’s stock plans:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($000’s)
Options outstanding at January 28, 2023	2,569,629	$16.24
Granted	—	$—
Exercised	(262,402)	$15.49
Forfeited	(11,175)	$14.32
Expired	(155,450)	$25.19
Options outstanding at February 3, 2024	2,140,602	$15.69	4.83	$16,136

Exercisable at February 3, 2024	2,140,602	$15.69	4.83	$16,136
There were no stock options granted during fiscal 2024, fiscal 2023 and fiscal 2022. The total intrinsic value of stock options exercised was $1.9 million, $1.6 million and $1.8 million during fiscal 2024, fiscal 2023 and fiscal 2022, respectively. The intrinsic value of stock options is defined as the difference between the Company’s stock price on the exercise date and the grant date exercise price. The total cash received from option exercises was $4.1 million, $3.7 million and $3.3 million during fiscal 2024, fiscal 2023 and fiscal 2022, respectively.
The compensation expense included in SG&A expense recognized was $0.7 million before the recognized income tax benefit of $0.2 million during fiscal 2024. As of February 3, 2024, there was no unrecognized compensation cost related to nonvested stock options. The excess tax windfall included in cash flows from operating activities related to stock option activity was immaterial for fiscal 2024.
On March 20, 2024, the Company announced a special cash dividend of $2.25 per share on the Company’s common stock in addition to the quarterly cash dividend. All stock options that were outstanding at the time of the special dividend were modified to reduce the exercise price pursuant to the nondiscretionary anti-dilution provisions in the related stock-based compensation plan. There was no incremental compensation expense related to the modification.
Stock awards/units
The following summarizes the nonvested stock awards/units activity under all of the Company’s stock plans:

	Number of Awards/Units	Weighted Average Grant Date Fair Value
Nonvested at January 28, 2023	2,340,292	$17.81
Granted	1,280,124	$17.10
Vested	(1,458,039)	$14.51
Forfeited	(214,521)	$20.20
Nonvested at February 3, 2024	1,947,856	$19.56

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following summarizes the activity for nonvested performance-based units and nonvested market-based units included in the above:

	Performance-Based Units		Market-Based Units
	Number of Units	Weighted Average Grant Date Fair Value	Number of Units	Weighted Average Grant Date Fair Value
Nonvested at January 28, 2023	612,627	$20.14	946,787	$14.75
Granted[1]	340,042	$18.14	281,487	$12.06
Vested[1]	(391,388)	$20.02	(505,494)	$6.38
Forfeited	(184,365)	$20.34	—	$—
Nonvested at February 3, 2024	376,916	$18.36	722,780	$19.55
______________________________________________________________________
1As a result of the achievement of certain market-based vesting conditions, there were 145,003 shares that vested in addition to the original target number of market-based shares granted in fiscal 2021.
The fair value of each market-based nonvested stock unit was estimated on the grant date using the Monte Carlo simulation. The following assumptions were used for the grants:

	Year Ended
Valuation Assumptions	Feb 3, 2024	Jan 28, 2023	Jan 29, 2022
Risk-free interest rate	3.7%	2.8%	0.6%
Expected stock price volatility	59.7%	71.3%	78.4%
Expected dividend yield	—%	—%	—%
Expected life of market-based awards	2.7 years	2.7 years	3.5 years
The weighted average grant date fair value for the total nonvested stock awards/units granted was $17.10, $19.74 and $24.21 during fiscal 2024, fiscal 2023 and fiscal 2022, respectively. The total fair value at grant date of previously nonvested stock awards/units that were vested during fiscal 2024, fiscal 2023 and fiscal 2022 was $21.2 million, $14.3 million and $13.2 million, respectively. During fiscal 2024, fiscal 2023 and fiscal 2022, the total intrinsic value of nonvested stock awards/units that vested was $30.9 million, $17.2 million and $15.9 million, respectively. The total intrinsic value of nonvested stock awards/units outstanding and unvested as of February 3, 2024 was $44.5 million.
The compensation expense included in SG&A expense recognized during fiscal 2024 was $19.4 million before the recognized income tax benefit of $4.4 million. As of February 3, 2024, there was approximately $21.5 million of total unrecognized compensation cost related to nonvested stock awards/units. This cost is expected to be recognized over a weighted average period of 1.6 years. The excess tax windfall of $0.3 million related to stock award/unit activity was included in cash flows from operating activities for fiscal 2024.
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
During fiscal 2024, fiscal 2023 and fiscal 2022, 38,127 shares, 45,843 shares and 38,144 shares of the Company’s common stock were issued pursuant to the ESPP at an average price of $13.06, $12.70 and $11.81 per share, respectively.

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The fair value of stock compensation expense associated with the Company’s ESPP was estimated on the date of grant using the Black-Scholes option-pricing valuation model with the following weighted average assumptions used for grants:

	Year Ended
Valuation Assumptions	Feb 3, 2024	Jan 28, 2023	Jan 29, 2022
Risk-free interest rate	5.2%	2.4%	0.0%
Expected stock price volatility	40.8%	55.4%	50.4%
Expected dividend yield	5.8%	5.3%	2.4%
Expected life of ESPP options	3 months	3 months	3 months
The weighted average grant date fair value of ESPP options granted during fiscal 2024, fiscal 2023 and fiscal 2022 was $4.38, $4.55 and $5.44, respectively.
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
The following presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements
	Feb 3, 2024				Jan 28, 2023
Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Foreign exchange currency contracts	$—	$2,278	$—	$2,278	$—	$2,219	$—	$2,219
2028 Bond Hedge	—	—	85,918	85,918	—	—	—	—
Interest rate swap	—	797	—	797	—	1,034	—	1,034
Total	$—	$3,075	$85,918	$88,993	$—	$3,253	$—	$3,253
Liabilities:
Foreign exchange currency contracts	$—	$1,702	$—	$1,702	$—	$16,704	$—	$16,704
Embedded derivative	—	—	16,390	16,390	—	—	—	—
Interest rate swap	—	—	—	—	—	—	—	—
Deferred compensation obligations	—	17,164	—	17,164	—	15,187	—	15,187
Total	$—	$18,866	$16,390	$35,256	$—	$31,891	$—	$31,891
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

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
The Company included €7.1 million ($7.7 million) and €3.7 million ($4.0 million) in other assets in the Company’s consolidated balance sheets related to its investment in certain private equity funds for fiscal 2024 and fiscal 2023, respectively. As permitted in accordance with authoritative guidance, the Company uses net asset value per share as a practical expedient to measure the fair value of this investment and has not included this investment in the fair value hierarchy as disclosed above. During fiscal 2024 and fiscal 2023, the Company funded contributions of €5.0 million ($5.6 million) and €0.1 million ($0.1 million), respectively, in this investment. During fiscal 2024, the Company recorded €0.1 million ($0.1 million) unrealized loss in other income (expense) as a result of changes in the value of the private equity fund investment. During fiscal 2023 and fiscal 2022, the Company recorded immaterial and €0.1 million ($0.1 million), respectively, unrealized gain in other income (expense) as a result of changes in the value of the private equity investment. During fiscal 2024, the Company also recorded €4.4 million ($4.8 million) realized gain in other income (expense) resulted from a distribution of the private equity fund investment. As of February 3, 2024, the Company had an unfunded commitment to invest an additional €5.2 million ($5.6 million) in the private equity funds.
The fair values of the embedded derivative and the 2028 Bond Hedge related to the Additional 2028 Notes were initially measured at $16.2 million and $84.7 million, respectively, based on the observed transactions. Subsequent fair values are measured using a binomial lattice model utilizing observable inputs (e.g. the Company’s stock price) and unobservable inputs (e.g. the expected volatility and instrument specific credit spread) that cause the valuation measurements to be classified as Level 3. The following assumptions were used within the model:

Valuation Assumptions	Feb 3, 2024
Expected volatility	30%
Risk-free interest rate	4.1%
Credit spread	4.3%
Dividend yield	5.2%
Term to maturity	4.2 years
Stock price	$22.86
As of February 3, 2024, if the expected volatility were increased to 40%, keeping all other inputs constant, the fair value of the embedded derivative would increase from $16.4 million to $20.9 million and the fair value of the 2028 Bond Hedge would increase from $85.9 million to $109.5 million. If the expected volatility were decreased to 20%, the fair value of the embedded derivative would decrease from $16.4 million to $11.7 million and the fair value of the 2028 Bond Hedge would decrease from $85.9 million to $61.4 million. If the credit spread increased from 4.3% to 5.3%, keeping all other inputs constant, the fair value of the embedded derivative would increase from $16.4 million to $17.0 million and the fair value of the 2028 Bond Hedge would increase from $85.9 million to $89.3 million. If the credit spread decreased from 4.3% to 3.3%, the fair value of the embedded derivative would decrease from $16.4 million to $15.7 million and the fair value of the 2028 Bond Hedge would decrease from $85.9 million to $82.3 million.

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following presents a reconciliation of the Company’s financial assets and liabilities measured at fair value as of February 3, 2024, using significant unobservable inputs (Level 3), and the change in fair value recorded in other income (expense), net in the consolidated statements of income (in thousands):

	Embedded Derivative	2028 Bond Hedge
Balance as of January 28, 2023	$—	$—
Initial bifurcation of embedded derivative	(16,155)	—
Purchase of Additional 2028 Bond Hedge	—	16,155
Reclassification of Initial 2028 Bond Hedge	—	68,530
Gain (loss) on fair value remeasurement	(235)	1,233
Balance as of February 3, 2024	$(16,390)	$85,918
The fair values of the Company’s debt instruments (see Note 8) are based on the amount of future cash flows associated with each instrument discounted using the Company’s incremental borrowing rate. As of February 3, 2024 and January 28, 2023, the carrying value of all financial instruments was not materially different from fair value, as the interest rates on the Company’s debt approximated rates currently available to the Company. The fair value of the Company’s Notes (see Note 10) is determined based on inputs that are observable in the market and have been classified as Level 2 in the fair value hierarchy.
The carrying amount of the Company’s remaining financial instruments, which principally include cash and cash equivalents, trade receivables, accounts payable and accrued expenses, approximates fair value due to the relatively short maturity of such instruments.
(21) Derivative Financial Instruments
Hedging Strategy
Foreign Exchange Currency Contracts
The Company operates in foreign countries, which exposes it to market risk associated with foreign currency exchange rate fluctuations. The Company’s primary objective is to hedge the variability in forecasted cash flows due to the foreign currency risk. The Company enters into certain forward exchange currency contracts to hedge the risk of a portion of these anticipated foreign currency transactions against foreign currency rate fluctuations. The Company may also hedge the translation and economic exposures related to its net investments in certain of its international subsidiaries.
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

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Summary of Derivative Instruments
The fair value of derivative instruments in the consolidated balance sheets is as follows (in thousands):

	Fair Value at Feb 3, 2024	Fair Value at Jan 28, 2023	Derivative Balance Sheet Location
ASSETS:
Derivatives designated as hedging instruments:
Cash flow hedges:
Foreign exchange currency contracts	$1,590	$1,073	Other current assets/Other assets
Interest rate swap	797	1,034	Other assets
Total derivatives designated as hedging instruments	2,387	2,107
Derivatives not designated as hedging instruments:
Foreign exchange currency contracts	688	1,146	Other current assets
2028 Bond Hedge	85,918	—	Other assets
Total	$88,993	$3,253
LIABILITIES:
Derivatives designated as hedging instruments:
Cash flow hedges:
Foreign exchange currency contracts	$763	$12,930	Accrued expenses/Other long-term liabilities
Interest rate swaps	—	—	Other long-term liabilities
Total derivatives designated as hedging instruments	763	12,930
Derivatives not designated as hedging instruments:
Foreign exchange currency contracts	939	3,774	Accrued expenses and other current liabilities
Embedded derivatives	16,390	—	Convertible senior notes due 2028, net
Total	$18,092	$16,704
Derivatives Designated as Hedging Instruments
Foreign Exchange Currency Contracts Designated as Cash Flow Hedges
During fiscal 2024, the Company purchased U.S. dollar forward contracts in Europe totaling $119.0 million that were designated as cash flow hedges. As of February 3, 2024, the Company had forward contracts outstanding for its European operations of $104.0 million to hedge forecasted merchandise purchases, which are expected to mature over the next 11 months.
As of February 3, 2024, AOCL related to foreign exchange currency contracts included a net unrealized loss of approximately $1.2 million, net of tax, of which $1.3 million will be recognized in cost of product sales over the following 12 months, at the then current values on a pre-tax basis, which can be different than the current year-end values.
At January 28, 2023, the Company had forward contracts outstanding for its European operations of $253.0 million that were designated as cash flow hedges.
Interest Rate Swap Agreement Designated as Cash Flow Hedge
During fiscal 2017, the Company entered into an interest rate swap agreement with a notional amount of $21.5 million, designated as a cash flow hedge, to hedge the variability of cash flows in interest payments associated with the Company’s floating-rate debt. This interest rate swap agreement matures in January 2026 and converts the nature of the Company’s real estate secured term loan from LIBOR floating-rate debt to fixed-rate

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
debt, resulting in a swap fixed rate of approximately 3.06%. Effective May 1, 2023, the Company amended its existing interest rate swap agreement from LIBOR to SOFR, resulting in a swap fixed rate of approximately 3.14%. This amended interest rate swap agreement matures in January 2026 and converts the nature of the Mortgage Debt from SOFR floating-rate debt to fixed-rate debt.
As of February 3, 2024, AOCL related to the interest rate swap agreement included a net unrealized gain of approximately $0.6 million, net of tax, which will be recognized in interest expense over the following 12 months, at the then current values on a pre-tax basis, which can be different than the current year-end values.
The following summarizes the gains (losses) before income taxes recognized on the derivative instruments designated as cash flow hedges in OCL and net earnings (in thousands):

	Gain (Loss) Recognized in OCL	Gain (Loss) Reclassified from AOCL into Earnings	Location of Gain (Loss) Reclassified from AOCL into Earnings
	Year Ended February 3, 2024
Foreign exchange currency contracts	$5,705	$4,392	Cost of product sales
Interest rate swap	$411	$647	Interest expense

	Year Ended January 28, 2023
Foreign exchange currency contracts	$(929)	$9,988	Cost of product sales
Interest rate swap	$1,136	$28	Interest expense

	Year Ended January 29, 2022
Foreign exchange currency contracts	$10,807	$(2,051)	Cost of product sales
Interest rate swap	$653	$(272)	Interest expense
The following summarizes net after income tax derivative activity recorded in AOCL (in thousands):

	Year Ended
	Feb 3, 2024	Jan 28, 2023
Beginning balance gain (loss)	$(1,584)	$7,280
Net gains from changes in cash flow hedges	5,451	47
Net (gains) reclassified to earnings	(4,411)	(8,911)
Ending balance loss	$(544)	$(1,584)
Derivative Instruments Not Designated as Hedging Instruments
As of February 3, 2024, the Company had euro foreign exchange currency contracts to purchase $52.0 million expected to mature over the next 2 months. At January 28, 2023, the Company had euro foreign exchange currency contracts to purchase $83.5 million.
As discussed in Note 10, the Company has recognized equity-linked derivatives including the embedded derivative associated with the Additional 2028 Notes. In connection with the 2028 Notes, the Company also purchased 2028 Bond Hedge which did not qualify for the derivative scope exception for equity-linked instruments. These derivatives are not designated as hedging instruments for accounting purposes. Changes in fair value of these derivatives are reported in net earnings (loss) as part of other income (expense).

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following summarizes the gains (losses) before income taxes recognized on the derivative instruments not designated as hedging instruments in other income (expense) (in thousands):

	Location of Gain (Loss) Recognized in Earnings	Gain (Loss) Recognized in Earnings
		Year Ended
		Feb 3, 2024	Jan 28, 2023	Jan 29, 2022
Foreign exchange currency contracts	Other expense	$2,253	$(2,833)	$1,941
2028 Bond Hedge	Other expense	$1,233	$—	$—
Embedded derivatives	Other expense	$(235)	$—	$—

(22) Share Repurchase Program
On June 26, 2012, the Company’s Board of Directors authorized a program to repurchase up to $500 million of the Company’s common stock. On August 23, 2021, the Company’s Board of Directors terminated the previously authorized 2012 share repurchase program (which had $47.8 million capacity remaining) and authorized a new program (the “2021 Share Repurchase Program”) to repurchase, from time-to-time and as market and business conditions warrant, up to $200 million of the Company’s common stock. On March 14, 2022, the Board of Directors expanded the repurchase authorization by $100 million, leaving an available capacity of $249.0 million at that time. On January 3, 2024, the Board of Directors expanded the repurchase authorization by approximately $1.4 million to cover the repurchases associated with the issuance of the Additional 2028 Notes. As of February 3, 2024, the Company had no remaining authority under the program to purchase its common stock.
During fiscal 2024, the Company repurchased 3,153,339 shares under the program at an aggregate cost of $64.1 million, including excise tax. During fiscal 2023, the Company repurchased 8,985,603 shares under the program at an aggregate cost of $186.7 million, which is inclusive of the shares repurchased under the March 18, 2022 accelerated share repurchase (“ASR”) agreement (“2022 ASR Contract”). During fiscal 2022, the Company repurchased 2,289,292 shares under the previous program at an aggregate cost of $51.0 million.
On March 18, 2022, pursuant to existing share repurchase authorizations, the Company entered into an ASR Contract with a financial institution to repurchase an aggregate of $175.0 million of the Company’s common stock. Under the 2022 ASR Contract, the Company received approximately 8.5 million shares of common stock in the first half of fiscal 2023.
(23) Subsequent Events
Dividends
On March 20, 2024, the Company announced a special cash dividend of $2.25 per share on the Company’s common stock and a quarterly cash dividend of $0.30 per share on the Company’s common stock. Both dividends will be paid on May 3, 2024 to shareholders of record as of the close of business on April 17, 2024. As a result of this dividend declaration, the Company will adjust the conversion rates (which are expected to increase) and the conversion prices (which are expected to decrease) of the 2028 Notes in accordance with the terms of the 2028 Indenture, effective as of April 16, 2024. A corresponding adjustment is expected to be made to the strike prices with respect to the convertible note hedges and the warrants entered into by the Company in connection with the offering of the corresponding Notes, each of which will be decreased in accordance with the terms of the applicable convertible note hedge confirmations and warrant confirmations.
Acquisition of rag & bone
On February 16, 2024, the Company announced a definitive agreement to acquire New York-based fashion brand rag & bone. Under the terms of the agreement, the Company will acquire all the rag & bone operating assets and assume the related operating liabilities of the business. In addition, a joint venture owned 50% each by the Company and WHP Global will acquire rag & bone’s intellectual property. The Company expects to contribute approximately $56.5 million for the acquisition, subject to customary closing price adjustments. There is also the potential for an incremental earnout consideration of which the Company will be responsible for a maximum of

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
$12.8 million, based on preset levels of sales and EBITDA performance over the course of rag & bone's 2024 fiscal year.
Concurrent with the closing of the transaction, the Company plans to enter into a license agreement with the joint venture, which will grant the Company the exclusive right to use rag & bone intellectual property to manufacture licensed products worldwide and to sell licensed products in specified territories in exchange for the Company’s payment of a royalty fee.
The acquisition is subject to customary closing conditions and is expected to close during the first quarter of fiscal 2025.
Additional Note Exchange Transactions
On March 28, 2024, the Company entered into a separate, privately negotiated exchange and subscription agreement with a holder of the remaining 2024 Notes pursuant to which the Company will exchange approximately $14.6 million in aggregate principal amount of the 2024 Notes for approximately $12.1 million in aggregate principal amount of the 2028 Notes. This additional exchange transaction is anticipated to settle on or about April 2, 2024, subject to customary closing conditions. Following the closing of this additional exchange transaction, the Company expects to have approximately $33.5 million remaining aggregate principal amount of the 2024 Notes.
Share Repurchase Program
On March 25, 2024, the Board of Directors authorized a new $200.0 million share repurchase program. Repurchases under the program may be made on the open market or in privately negotiated transactions, pursuant to Rule 10b5-1 trading plans or other available means. There is no minimum or maximum number of shares to be repurchased under the program, which may be discontinued at any time, without prior notice. In connection with the additional exchange transaction described above, the Company engaged in share repurchase transactions, whereby the Company agreed to repurchase 326,429 of its outstanding shares of common stock, $0.01 par value per share, for cash.

SCHEDULE II
GUESS?, INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

	Balance at Beginning of Period	Costs Charged to Expenses	Deductions and Write-offs	Balance at End of Period
Description
As of February 3, 2024
Allowance for doubtful accounts	$8,554	$181	$(1,559)	$7,176
Allowance for markdowns	17,530	19,188	(23,786)	12,932
Allowance for sales returns	35,670	107,063	(108,527)	34,206
Allowance for deferred tax asset valuation	45,063	10,168	—	55,231
Total	$106,817	$136,600	$(133,872)	$109,545
As of January 28, 2023
Allowance for doubtful accounts	$11,039	$907	$(3,392)	$8,554
Allowance for markdowns	19,014	26,720	(28,204)	17,530
Allowance for sales returns	38,419	123,525	(126,274)	35,670
Allowance for deferred tax asset valuation	55,278	2,777	(12,992)	45,063
Total	$123,750	$153,929	$(170,862)	$106,817
As of January 29, 2022
Allowance for doubtful accounts	$14,200	$4,670	$(7,831)	$11,039
Allowance for markdowns	16,245	21,159	(18,390)	19,014
Allowance for sales returns	27,193	122,672	(111,446)	38,419
Allowance for deferred tax asset valuation	54,131	1,147	—	55,278
Total	$111,769	$149,648	$(137,667)	$123,750

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Guess?, Inc.
By:	/s/ CARLOS ALBERINI
Carlos Alberini Chief Executive Officer
Date:	April 1, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ CARLOS ALBERINI	Chief Executive Officer and Director (Principal Executive Officer)	April 1, 2024
Carlos Alberini

/s/ MARKUS NEUBRAND	Chief Financial Officer (Principal Financial Officer)	April 1, 2024
Markus Neubrand

/s/ FABRICE BENAROUCHE	Senior Vice President Finance, Investor Relations and Chief Accounting Officer (Principal Accounting Officer)	April 1, 2024
Fabrice Benarouche

/s/ PAUL MARCIANO	Chief Creative Officer and Director	April 1, 2024
Paul Marciano

/s/ ALEX YEMENIDJIAN	Chairman of the Board and Director	April 1, 2024
Alex Yemenidjian

/s/ THOMAS J. BARRACK, JR.	Director	April 1, 2024
Thomas J. Barrack, Jr.

/s/ ANTHONY CHIDONI	Director	April 1, 2024
Anthony Chidoni

/s/ CYNTHIA LIVINGSTON	Director	April 1, 2024
Cynthia Livingston

/s/ DEBORAH WEINSWIG	Director	April 1, 2024
Deborah Weinswig