Form 10-Q
period 2024-05-04
GUESS INC
filed 2024-06-07
CIK 912463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended May 04, 2024
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
As of June 3, 2024, the registrant had 53,526,248 shares of Common Stock, $0.01 par value per share, outstanding.

GUESS?, INC.
FORM 10-Q
i

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements.

GUESS?, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	May 4, 2024	Feb 3, 2024
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$241,654	$360,285
Accounts receivable, net	297,422	314,769
Inventories	554,903	466,297
Other current assets	113,548	84,122
Total current assets	1,207,527	1,225,473
Property and equipment, net	259,386	246,648
Goodwill	34,039	34,100
Deferred income tax assets	176,544	178,910
Restricted cash	1,377	—
Operating lease right-of-use assets	720,924	667,031
Other assets	348,844	237,859
	$2,748,641	$2,590,021
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of borrowings and finance lease obligations	$41,504	$40,781
Accounts payable	274,449	272,830
Accrued expenses and other current liabilities	270,463	263,447
Convertible senior notes due 2024, net	—	48,048
Current portion of operating lease liabilities	181,702	166,451
Total current liabilities	768,118	791,557
Convertible senior notes due 2028, net	360,666	336,717
Long-term debt and finance lease obligations	196,919	28,210
Long-term operating lease liabilities	600,286	542,392
Other long-term liabilities	214,819	155,829
Total liabilities	2,140,808	1,854,705
Redeemable noncontrolling interests	501	522

Commitments and contingencies (Note 14)

Stockholders’ equity:
Preferred stock, $.01 par value. Authorized 10,000,000 shares; no shares issued and outstanding	—	—
Common stock, $.01 par value. Authorized 150,000,000 shares; issued 142,771,253 and 142,771,315 shares; outstanding 53,502,733 and 53,007,966 shares as of May 4, 2024 and February 3, 2024, respectively	535	530
Paid-in capital	598,331	594,520
Retained earnings	1,289,941	1,412,426
Accumulated other comprehensive loss	(137,048)	(137,010)
Treasury stock, 89,268,520 and 89,763,349 shares as of May 4, 2024 and February 3, 2024, respectively	(1,186,286)	(1,185,526)
Guess?, Inc. stockholders’ equity	565,473	684,940
Nonredeemable noncontrolling interests	41,859	49,854
Total stockholders’ equity	607,332	734,794
	$2,748,641	$2,590,021

See accompanying notes to condensed consolidated financial statements.

GUESS?, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(in thousands, except per share data)
(unaudited)

	Three Months Ended
	May 4, 2024	Apr 29, 2023
Product sales	$562,953	$545,910
Net royalties	28,990	23,888
Net revenue	591,943	569,798
Cost of product sales	343,842	337,813
Gross profit	248,101	231,985
Selling, general and administrative expenses	266,848	230,973
Asset impairment charges	1,141	1,934
Loss from operations	(19,888)	(922)
Other income (expense):
Interest expense	(6,374)	(4,218)
Interest income	3,648	2,515
Loss on extinguishment of debt	(1,952)	(7,696)
Other, net	35,767	(2,631)
Total other income (expense)	31,089	(12,030)

Earnings (loss) before income tax benefit	11,201	(12,952)
Income tax benefit	(4,705)	(2,258)
Net earnings (loss)	15,906	(10,694)
Net earnings attributable to noncontrolling interests	2,884	1,111
Net earnings (loss) attributable to Guess?, Inc.	$13,022	$(11,805)

Net earnings (loss) per common share attributable to common stockholders:
Basic	$0.24	$(0.22)
Diluted	$0.23	$(0.22)

Weighted average common shares outstanding attributable to common stockholders:
Basic	52,908	54,348
Diluted	55,538	54,348

See accompanying notes to condensed consolidated financial statements.

GUESS?, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)

	Three Months Ended
	May 4, 2024	Apr 29, 2023
Net earnings (loss)	$15,906	$(10,694)
Other comprehensive income (loss):
Foreign currency translation adjustment
Gains (losses) arising during the period	(2,356)	2,330
Derivative financial instruments designated as cash flow hedges
Gains (losses) arising during the period	1,364	(1,057)
Less income tax effect	(219)	115
Reclassification to net earnings (loss) for (gains) losses realized	1,890	(6,021)
Less income tax effect	(270)	678
Defined benefit plans
Foreign currency and other adjustments	263	(181)
Less income tax effect	(30)	20
Net actuarial (gain) loss amortization	(3)	62
Prior service credit amortization	(40)	(39)
Less income tax effect	—	(2)
Total comprehensive income (loss)	16,505	(14,789)
Less comprehensive income attributable to noncontrolling interests:
Net earnings	2,884	1,111
Foreign currency translation adjustment	637	1,309
Amounts attributable to noncontrolling interests	3,521	2,420
Comprehensive income (loss) attributable to Guess?, Inc.	$12,984	$(17,209)

See accompanying notes to condensed consolidated financial statements.

GUESS?, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended
	May 4, 2024	Apr 29, 2023
Cash flows from operating activities:
Net earnings (loss)	$15,906	$(10,694)
Adjustments to reconcile net earnings (loss) to net cash used in operating activities:
Depreciation and amortization	16,379	15,449
Amortization of debt discount and issuance costs	1,304	360
Share-based compensation expense	4,691	4,620
Forward contract (gains) losses	546	(5,813)
Net loss from impairment and disposition of long-term assets	1,357	2,480
Change in fair value remeasurement of derivatives related to convertible senior notes	(38,510)	—
Loss on extinguishment of debt	1,952	7,696
Other items, net	8,837	5,606
Changes in operating assets and liabilities:
Accounts receivable	40,016	57,395
Inventories	(38,145)	(16,929)
Prepaid expenses and other assets	(19,436)	(13,913)
Operating lease assets and liabilities, net	(4,577)	(4,977)
Accounts payable and accrued expenses and other current liabilities	(30,238)	(51,798)
Other long-term liabilities	16,997	(2,140)
Net cash used in operating activities	(22,921)	(12,658)
Cash flows from investing activities:
Purchases of property and equipment	(21,100)	(17,347)
Business acquisition, net of cash acquired	(54,981)	—
Net cash settlement of forward contract	180	(329)
Other investing activities	(2,022)	292
Net cash used in investing activities	(77,923)	(17,384)
Cash flows from financing activities:
Proceeds from borrowings	182,939	74,309
Repayments on borrowings and finance lease obligations	(12,904)	(14,691)
Proceeds from issuance of convertible senior notes	—	80,324
Repayments of convertible senior notes	(33,292)	—
Proceeds from issuance of warrant	3,665	20,158
Purchase of convertible note hedge	(6,538)	(51,838)
Proceeds from termination of convertible senior note hedge	1,347	7,235
Payments for termination of common stock warrant	(548)	(1,024)
Debt issuance costs	(1,530)	(4,218)
Dividends paid	(135,626)	(13,860)
Noncontrolling interest capital distribution	(8,801)	—
Issuance of common stock, net of income tax withholdings on vesting of stock awards	5,847	(269)
Purchase of treasury stock	(10,279)	(42,821)
Net cash provided by (used in) financing activities	(15,720)	53,305
Effect of exchange rates on cash, cash equivalents and restricted cash	(690)	(386)
Net change in cash, cash equivalents and restricted cash	(117,254)	22,877
Cash and cash equivalents at the beginning of the year	360,285	275,765
Cash, cash equivalents and restricted cash at the end of the period	$243,031	$298,642

Supplemental cash flow data:
Interest paid	$8,053	$4,592
Income taxes paid, net of refunds	$17,159	$15,398
Non-cash investing and financing activity:
Change in accrual of property and equipment	$(850)	$(1,521)
Assets acquired under finance lease obligations	$17	$129
Exchange of 2024 Notes for 2028 Notes	$(16,658)	$(161,400)

See accompanying notes to condensed consolidated financial statements.

GUESS?, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)
(unaudited)

	For the three months ended May 4, 2024
	Guess?, Inc. Stockholders’ Equity
	Common Stock					Treasury Stock
	Shares	Amount	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Shares	Amount	Nonredeemable Noncontrolling Interests	Total
Balance at February 3, 2024	53,007,966	$530	$594,520	$1,412,426	$(137,010)	89,763,349	$(1,185,526)	$49,854	$734,794
Net earnings	—	—	—	13,022	—	—	—	2,884	15,906
Other comprehensive income (loss), net of income tax of ($519)	—	—	—	—	(38)	—	—	637	599
Issuance of common stock under stock compensation plans	779,872	8	(4,682)	—	—	(779,934)	10,323	—	5,649
Issuance of stock under Employee Stock Purchase Plan	9,740	—	69	—	—	(9,740)	129	—	198
Share-based compensation	—	—	3,115	5	—	—	—	—	3,120
Dividends	—	—	—	(135,512)	—	—	—	—	(135,512)
Share repurchases	(326,429)	(3)	3	—	—	326,429	(10,279)	—	(10,279)
Noncontrolling interest capital distribution	—	—	—	—	—	—	—	(11,735)	(11,735)
Noncontrolling interest capital contribution	—	—	—	—	—	—	—	219	219
Sale of common stock warrants	—	—	3,665	—	—	—	—	—	3,665
Termination of common stock warrants	—	—	(548)	—	—	—	—	—	(548)
Termination of convertible note hedges	—	—	1,044	—	—	—	—	—	1,044
Settlement of convertible senior notes	122,313	1	(1,413)	—	—	(122,313)	1,624	—	212
Exercise of convertible notes hedges	(90,729)	(1)	2,558	—	—	90,729	(2,557)	—	—
Balance at May 4, 2024	53,502,733	$535	$598,331	$1,289,941	$(137,048)	89,268,520	$(1,186,286)	$41,859	$607,332

See accompanying notes to condensed consolidated financial statements.

GUESS?, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)
(unaudited)

	For the three months ended April 29, 2023
	Guess?, Inc. Stockholders’ Equity
	Common Stock					Treasury Stock
	Shares	Amount	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Shares	Amount	Nonredeemable Noncontrolling Interests	Total
Balance at January 28, 2023	54,609,786	$546	$532,398	$1,276,857	$(134,073)	88,161,467	$(1,141,615)	$38,638	$572,751
Net earnings (loss)	—	—	—	(11,805)	—	—	—	1,111	(10,694)
Other comprehensive income (loss), net of income tax benefit of $811	—	—	—	—	(5,404)	—	—	1,309	(4,095)
Issuance of common stock under stock compensation plans	1,085,319	11	(14,519)	—	—	(1,085,319)	14,058	—	(450)
Issuance of stock under Employee Stock Purchase Plan	11,848	—	28	—	—	(11,848)	153	—	181
Share-based compensation	—	—	4,617	3	—	—	—	—	4,620
Dividends	—	—	—	(12,662)	—	—	—	—	(12,662)
Share repurchases	(2,237,872)	(22)	22	—	—	2,237,872	(42,821)	—	(42,821)
Equity component value of convertible note transactions, net	—	—	(744)	—	—	—	—	—	(744)
Sale of common stock warrants	—	—	20,158	—	—	—	—	—	20,158
Purchase of convertible note hedges	—	—	(39,397)	—	—	—	—	—	(39,397)
Termination of common stock warrants	—	—	(1,024)	—	—	—	—	—	(1,024)
Termination of convertible note hedges	—	—	7,235	—	—	—	—	—	7,235
Balance at April 29, 2023	53,469,081	$535	$508,774	$1,252,393	$(139,477)	89,302,172	$(1,170,225)	$41,058	$493,058

See accompanying notes to condensed consolidated financial statements.

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
May 4, 2024
(unaudited)
(1)    Basis of Presentation
Description of the Business
Guess?, Inc. (the “Company” or “GUESS?”) designs, markets, distributes and licenses a leading lifestyle collection of contemporary apparel and accessories for women, men and children that reflect the American lifestyle and European fashion sensibilities. The Company’s designs are sold in GUESS? owned stores, to a network of wholesale accounts that includes better department stores, selected specialty retailers and upscale boutiques and through the Internet. GUESS? branded products, some of which are produced under license, are also sold internationally through a series of retail store licensees and wholesale distributors. On April 2, 2024, the Company acquired all the operating assets and a 50% interest in the intellectual property assets of New York-based fashion brand rag & bone, a leader in the American fashion scene, which directly operates stores in the U.S. and in the U.K., and is also available in high-end boutiques, department stores and through e-commerce globally.
Reclassifications
The Company has made certain reclassifications to prior period amounts to conform to the current period presentation within the accompanying condensed consolidated financial statements and notes to the condensed consolidated financial statements.
Interim Financial Statements
In the opinion of management, the accompanying unaudited condensed consolidated financial statements of the Company contain all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the condensed consolidated balance sheets as of May 4, 2024 and February 3, 2024, and the condensed consolidated statements of income (loss), comprehensive income (loss), cash flows and stockholders’ equity for the three months ended May 4, 2024 and April 29, 2023. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) for interim financial information and the instructions to Rule 10-01 of Regulation S-X of the United States Securities and Exchange Commission (the “SEC”). Accordingly, they have been condensed and do not include all of the information and footnotes required by GAAP for complete financial statements. The results of operations and cash flows for the three months ended May 4, 2024 are not necessarily indicative of the results of operations to be expected for the full fiscal year.
These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended February 3, 2024.
Fiscal Periods
The Company operates on a 52/53-week fiscal year calendar, which ends on the Saturday nearest to January 31 of each year. The three months ended May 4, 2024 had the same number of days as the three months ended April 29, 2023. All references herein to “fiscal 2025”, “fiscal 2024” and “fiscal 2023” represent the results of the 52-week fiscal year ending February 1, 2025, the 53-week fiscal year ended February 3, 2024 and the 52-week fiscal year ended January 28, 2023, respectively.
Business Update, Market Trends and Uncertainties
Macroeconomic conditions, including inflation, higher interest rates, foreign exchange rate fluctuations, declines in consumer spending, and the impact of the ongoing wars in Ukraine and Gaza are continuing to negatively impact the Company’s businesses.
The Company continues to carefully monitor global and regional developments and respond appropriately. The Company also continues to strategically manage expenses in order to protect profitability and mitigate, to the extent possible, the residual effect of supply chain disruptions, including the Red Sea crisis. The duration and scope of these conditions cannot be predicted, and therefore, any anticipated negative financial impact to the Company’s operating results cannot be reasonably estimated.
Summary of Significant Accounting Policies
The accounting policies of the Company are set forth in further detail in Note 1 to the Company’s Consolidated Financial Statements contained in the Company’s fiscal 2024 Annual Report on Form 10-K. The Company includes herein certain updates to those policies.
Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents consist of cash on hand and marketable securities with original maturities of three months or less. The Company’s restricted cash is held for future payment of a special cash dividend declared in March 2024 as nonvested restricted stock awards vest.
Use of Estimates
The preparation of the financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the amounts reported in the financial statements and disclosed in the accompanying notes. Significant areas requiring the use of management estimates relate to the allowances for doubtful accounts, sales return and markdown allowances, valuation of inventories, share-based compensation, income taxes, recoverability of deferred income taxes, unrecognized income tax benefits, the useful life of assets for depreciation and amortization, evaluation of asset impairment (including goodwill and long-lived assets, such as property and equipment and operating lease right-of-use (“ROU”) assets), pension obligations, workers’ compensation and medical self-insurance expense and accruals, litigation reserves, restructuring expense and accruals and convertible senior notes, and accounting for business combinations. These estimates and assumptions may change as a result of the impact of global economic conditions, such as the uncertainty regarding the impact of the ongoing wars in Ukraine and Gaza, global inflationary pressures, volatility in foreign exchange rates and declining consumer spending. Actual results could differ from those estimates. Revisions in estimates could materially impact the results of operations and financial position.
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
The Company also recognizes royalty revenue from its trademark license agreements. The Company’s trademark license agreements represent symbolic licenses that are dependent on the Company’s continued support over the term of the license agreement. The amount of revenue that is recognized from the licensing arrangements is based on sales-based royalty and advertising fund contributions as well as specific fixed payments, where applicable. The Company’s trademark license agreements customarily provide for a multi-year initial term ranging from three to fifteen years and may contain options to renew prior to expiration for an additional multi-year period. The unrecognized portion of upfront payments is included in deferred royalties in accrued expenses and other long-term liabilities depending on the short or long-term nature of the payments to be recognized. As of May 4, 2024, the Company had $17.3 million and $37.9 million of deferred royalties related to these upfront payments included in accrued expenses and other current liabilities and other long-term liabilities, respectively. This compares to $5.0 million and $14.8 million of deferred royalties related to these upfront payments included in accrued expenses and other current liabilities and other long-term liabilities, respectively, at February 3, 2024. During the three months ended May 4, 2024 and April 29, 2023, the

Company recognized $4.5 million and $3.6 million in net royalties, respectively, related to the amortization of deferred royalties.
Refer to Note 9 for further information on disaggregation of revenue by segment and country.
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
As of May 4, 2024, approximately 40% of the Company’s total net trade accounts receivable and 63% of its European net trade receivables were subject to credit insurance coverage, certain bank guarantees or letters of credit for collection purposes. The Company’s credit insurance coverage contains certain terms and conditions specifying deductibles and annual claim limits. Management evaluates the creditworthiness of the counterparties to the credit insurance, bank guarantees and letters of credit and records a provision for the risk of loss on these instruments based on these evaluations as considered necessary.
The Company’s credit losses for the periods presented were not significant compared to sales and did not significantly exceed management’s estimates. Refer to Note 6 for further information on the Company’s allowance for doubtful accounts.
Recently Issued Accounting Guidance
Common Control Arrangements
In March 2023, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance to amend certain provisions of Accounting Standards Codification 842 that apply to arrangements between related parties under common control. The amendment requires leasehold improvements associated with common control leases to be amortized over the useful life to the common control group, and requires certain disclosures when the lease term is shorter than the useful life of the asset. This Accounting Standards Update (“ASU”) is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. The adoption of this new accounting guidance during the three months ended May 4, 2024 had no material impact on the Company’s consolidated financial position, results of operations or cash flows.
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
(2)    Acquisition of rag & bone
On April 2, 2024, the Company completed the acquisition of the operating assets and liabilities of rag & bone, a lifestyle and apparel fashion brand. This includes the direct operation of 34 stores in the U.S. and two stores in the U.K. Concurrent with the closing of the acquisition, (i) a joint venture owned 50% by each of the Company and global management firm WHP Global (the “Joint Venture”) acquired rag & bone’s intellectual property and (ii) the Company, through Guess Europe Sagl, a wholly owned subsidiary of the Company, entered into an Intellectual Property License Agreement (the “License Agreement”) with the Joint Venture granting the Company the exclusive right to use rag & bone intellectual property to manufacture licensed products worldwide and to sell licensed products in specified territories in exchange for payment of royalty fees by the Company to the Joint Venture.
The Company paid total cash consideration of approximately $57.1 million at closing for both the operating assets and its 50% interest in the licensing assets. In addition, there is potential for incremental earnout consideration to the sellers, of which the Company could be responsible for a maximum of $12.8 million, based on preset levels of sales and EBITDA performance of the rag & bone operations in its fiscal year ending January 4, 2025. The Company recorded a $2.0 million payable with respect to the potential earnout payment during the quarter ended May 4, 2024 based on its assessment of the fair value measurement of such earnout as of April 2, 2024.
The transaction is intended to provide the following strategic and financial benefits:
•Leverage the Company’s powerful infrastructure to accelerate rag & bone growth and drive synergies
•Expand the Company’s global lifestyle brand portfolio with the rag & bone brand, allowing the Company to reach a very attractive customer base that is complimentary to that of the Guess and Marciano brands
Purchase Price Allocation
The rag & bone acquisition was accounted for as a business combination in accordance with ASC Topic 805. Consistent with ASC Topic 805, rag & bone was consolidated into the Company’s condensed consolidated financial statements starting on the acquisition date. Under the acquisition method, the Company records the identifiable assets acquired and liabilities assumed at their respective fair values on the acquisition date. There are various estimates and judgments related to the valuation of identifiable assets acquired and liabilities assumed. These estimates and judgments have the potential to materially impact the Company’s condensed consolidated financial statements.

The purchase price allocation as of the acquisition date was based on a preliminary valuation and is subject to change as more detailed analyses are completed and additional information about the fair value of assets acquired and liabilities assumed becomes available. The purchase price consideration was allocated to assets acquired and liabilities assumed based on their respective fair values as follows (in thousands):

Apr 2, 2024
Cash and cash equivalents	$2,083
Accounts receivable	23,177
Inventory	52,218
Other current assets	10,993
Total current assets	88,471
Property and equipment	12,605
Operating lease right-of-use assets	38,084
Other assets	61,886
Total assets acquired	$201,046

Accounts payable	$23,752
Accrued expenses	12,301
Current portion of operating lease liabilities	16,588
Total current liabilities	52,641
Long-term operating lease liabilities	44,496
Total liabilities assumed	$97,137

Fair value of net assets acquired	$103,909

Cash	$57,064
Earnout consideration	2,040
Vendor consideration	44,805
Fair value of acquisition consideration	$103,909
The Company recorded an allocation of the purchase price to the tangible assets acquired and liabilities assumed based on their fair values at the acquisition date, including the fair value of the equity method investment in the Joint Venture. The fair value of inventories, which is primarily made up of finished goods, was determined based on market assumptions for realizing a reasonable profit after selling costs. The fair value of intangibles reflects the rag & bone wholesale customer relationships, which is reported in other assets on the Company’s condensed consolidated balance sheets and will be amortized over a ten-year period reflecting the economic life of such relationships. In the acquisition, the Company assumed off-market leases for retail stores, which will be unwound over 3.5 years.
The Company considers the difference between the total fair value received, inclusive of the deferred tax asset recognized by the Company associated with the transaction, and consideration paid, to be a vendor consideration liability, which reflects the incentive the Company received to enter into the rag & bone transaction and related License Agreement. As such, a $44.8 million vendor consideration liability was recorded on the Company’s condensed consolidated balance sheets and no goodwill was recognized as of the acquisition date. The vendor consideration liability will be amortized over five years.
During the three months ended May 4, 2024, the Company incurred $5.6 million of transaction-related costs in connection with the acquisition of rag & bone, which was included in selling, general and administrative expenses in the condensed consolidated statements of income (loss) and comprehensive income (loss).

Pro Forma Financial Information
For the period April 2, 2024 through May 4, 2024, rag & bone’s aggregate net revenue was $23.3 million. The following financial information presents the Company’s consolidated net revenues as if the acquisition had occurred on January 29, 2023 (in thousands):

	Three Months Ended
	May 4, 2024	Apr 29, 2023
Pro-forma net revenue	$625,185	$624,741
The Company did not have any nonrecurring pro forma adjustments directly attributable to the rag & bone acquisition included in the reported pro forma revenue.
These pro forma revenues were based on estimates and assumptions, which the Company believes are reasonable and have been calculated after applying the Company’s accounting policies. They are not the results that would have been realized had the acquisition actually occurred on January 29, 2023 and are not necessarily indicative of the Company’s consolidated net revenue in future periods.
Equity Method Investment in and License Agreement with the Joint Venture
The Company determined that it does not have a controlling financial interest in the Joint Venture, as the Company does not control the governing body of the Joint Venture and does not have the right to direct the most significant activities of the Joint Venture, which include monetizing the rag & bone intellectual property through licensing arrangements. The Company accounts for its 50% interest in the Joint Venture, through which it exercises significant influence, under the equity method. The Company initially recorded its investment in the Joint Venture at cost which is derived from fair value due to the bundled nature of the rag & bone transaction, and included the acquisition of the rag & bone operating net assets, the License Agreement, as well as the Joint Venture investment. The carrying value of the Joint Venture investment is approximately $44.8 million, inclusive of the Company’s interest held through a non-interest bearing loan of $15.6 million. The carrying value for the Company’s equity investment is reported in other assets on the Company’s condensed consolidated balance sheets.
The Company and the Joint Venture entered into the License Agreement concurrent with the overall rag & bone transaction. The License Agreement grants the Company the exclusive right to use rag & bone intellectual property to manufacture licensed products worldwide and to sell licensed products in specified territories. The initial term of the License Agreement is ten years, and the License Agreement automatically renews for up to four successive renewal terms of ten years (unless the Company provides notice of non-renewal). The Joint Venture, through WHP Global, has the right to terminate the License Agreement upon certain breaches by the Company. Under the terms of the License Agreement, the Company will pay the Joint Venture royalties equal to specified percentages of net sales of licensed products, which vary based on sales channel, subject to an annual guaranteed minimum royalty during the term of the License Agreement. The Company records the royalty expenses within cost of product sales.
Pursuant to the agreement governing the operations of the Joint Venture, cash earnings of the Joint Venture will be distributed to the Company and WHP Global on a pro rata basis based on their respective equity ownership interests, subject to certain adjustments agreed to between the Company and WHP Global. The Company will subsequently adjust the carrying amount based on its share of the Joint Venture’s net income or loss. The Company’s share of equity income will be included within results from operations in the condensed consolidated statements of income (loss), subject to adjustments for intercompany profits associated with the License Agreement.

Summary Financial Information for Equity Method Investment
Summarized financial information related to the Company’s equity method investment in the Joint Venture is reflected below (in thousands):

Three Months Ended
May 4, 2024
Revenue	$1,442
Gross profit	1,442
Operating expenses	903
Earnings before income tax expense	539
Net earnings	453
Earnings attributable to the equity method investment	$227
(3)    Lease Accounting
The Company primarily leases its showrooms, advertising, licensing, sales and merchandising offices, remote distribution and warehousing facilities and retail and factory outlet store locations under operating lease agreements expiring on various dates through March 2039. The Company also leases some of its equipment, as well as computer hardware and software, under operating and finance lease agreements expiring on various dates through April 2029.
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
In addition to the amounts as disclosed below, the Company has estimated additional operating lease commitments of approximately $17.1 million for leases where the Company has not yet taken possession of the underlying asset as of May 4, 2024. As such, the related operating lease ROU assets and operating lease liabilities have not been recognized in the Company’s condensed consolidated balance sheet as of May 4, 2024.
The components of leases are (in thousands):

		May 4, 2024	Feb 3, 2024
Assets	Balance Sheet Location
Operating	Operating lease right-of-use assets	$720,924	$667,031
Finance	Property and equipment, net	13,507	15,132
Total lease assets		$734,431	$682,163

Liabilities	Balance Sheet Location
Current:
Operating	Current portion of operating lease liabilities	$181,702	$166,451
Finance	Current portion of borrowings and finance lease obligations	5,171	5,573
Noncurrent:
Operating	Long-term operating lease liabilities	600,286	542,392
Finance	Long-term debt and finance lease obligations	8,830	9,857
Total lease liabilities		$795,989	$724,273

The components of lease costs are (in thousands):

		Three Months Ended
	Income Statement Location	May 4, 2024	Apr 29, 2023
Operating lease costs	Cost of product sales	$48,450	$46,052
Operating lease costs	Selling, general and administrative expenses	7,832	6,597
Finance lease costs
Amortization of leased assets	Cost of product sales	4	23
Amortization of leased assets	Selling, general and administrative expenses	1,540	1,529
Interest on lease liabilities	Interest expense	188	209
Variable lease costs[1]	Cost of product sales	24,571	24,491
Variable lease costs[1]	Selling, general and administrative expenses	1,099	661
Short-term lease costs	Cost of product sales	123	70
Short-term lease costs	Selling, general and administrative expenses	2,060	1,639
Total lease costs		$85,867	$81,271
______________________________________________________________________
Notes:
1During the three months ended May 4, 2024 and April 29, 2023, variable lease costs included certain rent concessions of approximately $0.2 million and $0.4 million, respectively, received by the Company, primarily in Europe.
Maturities of the Company’s operating and finance lease liabilities as of May 4, 2024 are (in thousands):

	Operating Leases
Maturity of Lease Liabilities	Non-Related Parties	Related Parties	Finance Leases	Total
Fiscal 2025	$163,348	$6,024	$4,643	$174,015
Fiscal 2026	158,445	7,220	5,635	171,300
Fiscal 2027	140,722	7,779	3,162	151,663
Fiscal 2028	107,409	7,697	1,339	116,445
Fiscal 2029	87,595	8,463	285	96,343
After fiscal 2029	201,234	12,323	—	213,557
Total lease payments	858,753	49,506	15,064	923,323
Less: Interest	116,444	9,827	1,063	127,334
Present value of lease liabilities	$742,309	$39,679	$14,001	$795,989
Other supplemental information is (in thousands):

Lease Term and Discount Rate	May 4, 2024
Weighted-average remaining lease term
Operating leases	6.1 years
Finance leases	3.0 years
Weighted-average discount rate
Operating leases	5.1%
Finance leases	4.9%

	Three Months Ended
Supplemental Cash Flow Information	May 4, 2024	Apr 29, 2023
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$51,173	$51,225
New operating ROU assets obtained in exchange for lease liabilities	$46,567	$36,068

(4)    Earnings (Loss) per Share
The computation of basic and diluted net earnings (loss) per common share attributable to common stockholders is (in thousands, except per share data):

	Three Months Ended
	May 4, 2024	Apr 29, 2023
Net earnings (loss) attributable to Guess?, Inc.	$13,022	$(11,805)
Less net earnings attributable to nonvested restricted stockholders	318	164
Net earnings (loss) attributable to common stockholders	12,704	(11,969)
Add interest expense related to the convertible senior notes[1]	122	—
Net earnings (loss) attributable to common stockholders used in diluted computations	$12,826	$(11,969)

Weighted average common shares used in basic computations	52,908	54,348
Effect of dilutive securities:
Stock options and restricted stock units[2]	1,538	—
Convertible senior notes[1]	1,092	—
Weighted average common shares used in diluted computations	55,538	54,348

Net earnings (loss) per common share attributable to common stockholders:
Basic	$0.24	$(0.22)
Diluted	$0.23	$(0.22)
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
During the three months ended May 4, 2024 and April 29, 2023, equity awards granted for 149,626 and 1,091,454 shares, respectively, of the Company’s common stock were outstanding but were excluded from the computation of diluted weighted average common shares and common equivalent shares outstanding because the assumed proceeds resulted in these awards being antidilutive. During the three months ended May 4, 2024, 14,741,039 potentially dilutive shares related to the convertible senior notes were excluded from the computation of diluted weighted average common shares and common equivalent shares outstanding because their inclusion would have been antidilutive. For each of the three months ended May 4, 2024 and April 29, 2023, the Company excluded 300,000 nonvested stock units which were subject to the achievement of market-based vesting conditions from the computation of diluted weighted average common shares and common equivalent shares outstanding because these conditions were not achieved as of May 4, 2024 and April 29, 2023, respectively.
Warrants related to the 2.00% convertible senior notes due April 2024 (the “2024 Notes”) to purchase approximately 1.3 million and 4.6 million shares of the Company’s common shares at adjusted strike prices of $41.45 and $45.31 per share were outstanding as of May 4, 2024 and April 29, 2023, respectively. Warrants related to the 3.75% convertible senior notes due April 2028 (the “2028 Notes”, and together with the 2024 Notes, the “Notes”) to purchase approximately 15.7 million shares of the Company’s common shares at an adjusted strike price of $37.89 per share were outstanding as of May 4, 2024. Warrants related to the 2028 Notes to purchase approximately 11.1 million shares of the Company’s common shares at an initial strike price of $41.80 per share were outstanding as of April 29, 2023. During the three months ended May 4, 2024, these warrants were excluded from the computation of diluted net earnings per share since the warrants’ adjusted strike price was greater than the average market price of the Company’s common stock. During the three months ended April 29, 2023, these warrants were excluded from the computation of diluted net earnings per share because their effect would have been antidilutive given the Company’s net loss. See Note 11 for more information regarding the Notes.
(5)    Stockholders' Equity
Share Repurchase Program
During fiscal 2022, the Board of Directors authorized a $200 million share repurchase program (the “2021 Share Repurchase Program”). On March 14, 2022, the Board of Directors expanded the repurchase authorization under the 2021 Share Repurchase Program by $100 million. In January 2024, the Board of Directors expanded the repurchase authorization by approximately $1.4 million to cover the repurchases associated with the January 2024 issuance of additional 3.75% convertible senior notes due 2028 (the “January Additional 2028 Notes”). As of February 3, 2024, the Company had no remaining authority under the 2021 Share Repurchase Program to purchase its common stock.
On March 25, 2024, the Board of Directors authorized a new $200 million share repurchase program (the “2024 Share Repurchase Program”). Repurchases under the 2024 Share Repurchase Program may be made on the open market or in privately negotiated transactions, pursuant to Rule 10b5-1 trading plans or other available means. There is no minimum or maximum number of shares to be repurchased under the program and the program may be discontinued at any time without prior notice.
During the three months ended May 4, 2024, the Company repurchased 0.3 million shares under its 2024 Share Repurchase Program at an aggregate cost of $10.3 million. These shares were repurchased through broker assisted market transactions in connection with the March 2024 exchange of 2024 Notes for additional 3.75% convertible senior notes due 2028 (the “March Additional 2028 Notes”, together with the January Additional 2028 Notes, the “Additional 2028 Notes”). During the three months ended April 29, 2023, the Company repurchased 2.2 million shares under its 2021 Share Repurchase Program at an aggregate cost of $42.8 million, including excise tax. As of May 4, 2024, the Company had remaining authority under the 2024 Share Repurchase Program to purchase $189.7 million of its common stock.
Dividends
The following sets forth the cash dividend declared per share:

	Three Months Ended
	May 4, 2024	Apr 29, 2023
Cash dividend declared per share	$2.550	$0.225
The indenture governing the 2024 Notes required an adjustment to the conversion rate and the conversion price of the 2024 Notes for quarterly dividends exceeding $0.1125 per share. The indenture governing the 2028 Notes requires an adjustment to the conversion rate and the conversion price of the 2028 Notes for quarterly dividends exceeding $0.225 per share.
On May 24, 2023, the Company announced an increase to its regular quarterly cash dividend from $0.225 to $0.30 per share on the Company’s common stock. On March 20, 2024, the Company announced a special cash dividend of $2.25 per share on the Company’s common stock in addition to the quarterly cash dividend of $0.30 per share. The dividends were paid on May 3, 2024 to shareholders of record as of the close of business on April 17, 2024. In accordance with the terms of the indentures governing the 2028 Notes, the Company has adjusted the conversion rate and the conversion price of the 2028 Notes for quarterly dividends exceeding $0.225 per share. Corresponding adjustments have been made to the strike prices with respect to the convertible note hedges and the warrants entered into by the Company in connection with the offering of the 2028 Notes, each of which was decreased in accordance with the terms of the applicable convertible note hedge confirmations and warrant confirmations. Refer to Note 11 for more information.

For each of the periods presented, dividends paid also included the impact from vesting of restricted stock units that are considered non-participating securities and are only entitled to dividend payments once the respective awards vest.
Accumulated Other Comprehensive Income (Loss)
The changes in accumulated other comprehensive income (loss) (“AOCL”), net of related income taxes, are (in thousands):

	Foreign Currency Translation Adjustment	Derivative Financial Instruments Designated as Cash Flow Hedges	Defined Benefit Plans	Total

	Three Months Ended May 4, 2024
Balance at February 3, 2024	$(136,115)	$(544)	$(351)	$(137,010)
Gains (losses) arising during the period	(2,993)	1,145	233	(1,615)
Reclassification to net earnings (loss) for (gains) losses realized	—	1,620	(43)	1,577
Net other comprehensive income (loss)	(2,993)	2,765	190	(38)
Balance at May 4, 2024	$(139,108)	$2,221	$(161)	$(137,048)

	Three Months Ended Apr 29, 2023
Balance at January 28, 2023	$(129,168)	$(1,584)	$(3,321)	$(134,073)
Gains (losses) arising during the period	1,021	(942)	(161)	(82)
Reclassification to net earnings (loss) for (gains) losses realized	—	(5,343)	21	(5,322)
Net other comprehensive income (loss)	1,021	(6,285)	(140)	(5,404)
Balance at April 29, 2023	$(128,147)	$(7,869)	$(3,461)	$(139,477)

Details on reclassifications out of AOCL to net earnings (loss) are (in thousands):

	Three Months Ended		Location of (Gain) Loss Reclassified from AOCL into Earnings
	May 4, 2024	Apr 29, 2023
Derivative financial instruments designated as cash flow hedges:
Foreign exchange currency contracts	$2,045	$(5,893)	Cost of product sales
Interest rate swap	(155)	(128)	Interest expense
Less income tax effect	(270)	678	Income tax benefit
	1,620	(5,343)
Defined benefit plans:
Net actuarial (gain) loss amortization	(3)	62	Other income (expense)
Prior service credit amortization	(40)	(39)	Other income (expense)
Less income tax effect	—	(2)	Income tax benefit
	(43)	21
Total reclassifications during the period	$1,577	$(5,322)

(6)    Accounts Receivable
Accounts receivable is summarized as follows (in thousands):

	May 4, 2024	Feb 3, 2024
Trade	$281,607	$305,900
Royalty	12,875	9,334
Other	9,211	6,711
	303,693	321,945
Less allowances	6,271	7,176
	$297,422	$314,769
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
(7)    Inventories
Inventories consist of the following (in thousands):

	May 4, 2024	Feb 3, 2024
Raw materials	$6,702	$1,488
Work in progress	192	3
Finished goods	548,009	464,806
	$554,903	$466,297
The above balances include an allowance to write down inventories to the lower of cost or net realizable value of $27.5 million and $25.5 million as of May 4, 2024 and February 3, 2024, respectively.
(8)    Income Taxes
Effective Income Tax Rate
Income tax expense (benefit) for the interim periods is computed using the income tax rate estimated to be applicable for the full fiscal year, adjusted for discrete items. The Company’s effective income tax rate was a benefit of negative 42.0% for the three months ended May 4, 2024 compared to a benefit of 17.4% for the three months ended April 29, 2023. The change in the effective income tax rate was primarily due to a net $38.5 million unrealized gain on the fair value remeasurement of derivatives related to the Company’s convertible senior notes due 2028 and the related convertible note hedge which had no related tax impact and, to a lesser extent, the lower losses incurred in certain tax jurisdictions compared to the same prior-year period.
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
Unrecognized Income Tax Benefit
The Company and its subsidiaries are subject to U.S. federal and foreign income tax, as well as income tax of multiple state and foreign local jurisdictions. From time-to-time, the Company is subject to routine income and other audits on various income tax matters around the world in the ordinary course of business. As of May 4, 2024, the Company does not expect its ongoing income tax or other tax audits to have a material impact on the financial statements.

As of May 4, 2024 and February 3, 2024, the Company had $64.6 million and $63.4 million, respectively, of aggregate accruals for uncertain income tax positions, including penalties and interest. This includes an accrual of $19.9 million for the estimated transition tax (excluding interest) related to the 2017 Tax Cuts and Jobs Act (the “Tax Reform”) and $20.6 million for the intra-entity transfer of intellectual property rights from certain U.S. entities to a wholly-owned Swiss subsidiary, substantially offset by the related deferred income tax benefit recorded by the Swiss subsidiary. The Company reviews and updates the estimates used in the accrual for uncertain income tax positions, as appropriate, as more definitive information or interpretations become available from income taxing authorities, and on the completion of income tax audits, the receipt of assessments, expiration of statutes of limitations, or occurrence of other events.
During fiscal 2021, the Company became aware of a foreign withholding income tax regulation that could be interpreted to apply to certain of its previous transactions. The Company currently does not expect its exposure, if any, will have a material impact on its consolidated financial position, results of operations or cash flows.
Indefinite Reinvestment Assertion
The Company has historically considered the undistributed earnings of its foreign subsidiaries to be indefinitely reinvested. As a result of the Tax Reform, the Company had a substantial amount of previously taxed earnings that could be distributed to the U.S. without additional U.S. taxation. As of May 4, 2024, the Company determined that approximately $53.1 million of such foreign earnings are not indefinitely reinvested. The incremental tax cost to repatriate these earnings to the U.S. is immaterial. The Company intends to indefinitely reinvest the remaining earnings from the Company’s foreign subsidiaries for which a deferred income tax liability has not already been recorded. The Company continues to evaluate its plans for reinvestment or repatriation of unremitted foreign earnings and regularly reviews its cash positions and determination of indefinite reinvestment of foreign earnings. If the Company determines that all or a portion of such foreign earnings are no longer indefinitely reinvested, the Company may be subject to additional foreign withholding taxes and U.S. state income taxes, beyond the one-time transition tax.
(9)    Segment Information
The Company’s businesses are grouped into five reportable segments for management and internal financial reporting purposes: Europe, Americas Retail, Americas Wholesale, Asia and Licensing. The Company’s Europe, Americas Retail, Americas Wholesale and Licensing reportable segments are the same as their respective operating segments. Certain components of the Company’s Asia operating segment are separate operating segments based on region, which have been aggregated into the Asia reportable segment for disclosure purposes. On April 2, 2024, the Company completed the rag & bone acquisition and has integrated rag & bone into its existing segments for financial reporting purposes.
Management evaluates segment performance based primarily on revenues and earnings (loss) from operations before corporate performance-based compensation costs, asset impairment charges, net gains (losses) on lease modifications, separation charges, transaction costs, restructuring charges and certain non-recurring credits (charges), if any. The Company believes this segment reporting reflects how its business segments are managed and how each segment’s performance is evaluated by the Company’s chief operating decision maker to assess performance and make resource allocation decisions.

Net revenue and earnings (loss) from operations are summarized (in thousands):

	Three Months Ended
	May 4, 2024	Apr 29, 2023
Net revenue:
Europe	$283,873	$280,198
Americas Retail	144,196	143,544
Americas Wholesale	62,128	51,393
Asia	72,756	70,775
Licensing	28,990	23,888
Total net revenue	$591,943	$569,798
Earnings (loss) from operations:
Europe	$(439)	$1,593
Americas Retail	(10,391)	(3,287)
Americas Wholesale	14,127	13,093
Asia	3,741	3,830
Licensing	26,678	22,295
Total segment earnings from operations	33,716	37,524
Corporate overhead	(52,463)	(36,512)
Asset impairment charges[1]	(1,141)	(1,934)
Total loss from operations	$(19,888)	$(922)
______________________________________________________________________
Notes:
1During the three months ended May 4, 2024 and April 29, 2023, the Company recognized asset impairment charges related primarily to impairment of property and equipment related to certain retail locations resulting from under-performance and expected store closures. Refer to Note 16 for more information regarding these asset impairment charges.
The below presents information regarding geographic areas in which the Company operated. Net revenue is classified primarily based on the country where the Company’s customer is located (in thousands):

	Three Months Ended
	May 4, 2024	Apr 29, 2023
Net revenue:
U.S.	$142,852	$133,952
Italy	57,542	60,370
South Korea	48,868	47,589
Germany	33,228	32,364
Spain	30,232	29,236
Mexico	30,205	23,796
Other countries	220,026	218,603
Total product sales	562,953	545,910
Net royalties	28,990	23,888
Net revenue	$591,943	$569,798
Due to the seasonal nature of the Company’s business segments, the above net revenue and operating results are not necessarily indicative of the results that may be expected for the full fiscal year.

(10)    Borrowings and Finance Lease Obligations
Borrowings and finance lease obligations are summarized (in thousands):

	May 4, 2024	Feb 3, 2024
Term loans	$9,662	$12,060
Finance lease obligations	14,001	15,430
Mortgage debt	16,257	16,435
Borrowings under credit facilities	195,191	21,653
Other	3,312	3,413
	238,423	68,991
Less current installments	41,504	40,781
Long-term debt and finance lease obligations	$196,919	$28,210
Term Loans
The Company entered into term loans with certain banks primarily in Europe during fiscal 2021. These loans are primarily unsecured, have remaining terms of approximately one year and incur interest at annual rates ranging between 1.5% to 6.7%. As of May 4, 2024 and February 3, 2024, the Company had outstanding borrowings of $9.7 million and $12.1 million, respectively, under these borrowing arrangements.
Finance Lease Obligations
The Company leases its European distribution center in the Netherlands under a finance lease which primarily provides for monthly minimum lease payments through May 2027 with an effective interest rate of approximately 6%. The Company has also entered into finance leases for equipment used in its European distribution centers. These finance lease obligations totaled $8.9 million and $9.9 million as of May 4, 2024 and February 3, 2024, respectively.
The Company also has smaller finance leases related primarily to computer hardware and software. As of May 4, 2024 and February 3, 2024, these finance lease obligations totaled $5.1 million and $5.5 million, respectively.
Mortgage Debt
During fiscal 2017, the Company entered into a ten-year $21.5 million real estate secured loan (the “Mortgage Debt”) which is secured by the Company’s U.S. distribution center based in Louisville, Kentucky. The Mortgage Debt requires the Company to comply with a fixed charge coverage ratio on a trailing four-quarter basis if consolidated cash, cash equivalents, short-term investment balances and availability under borrowing arrangements fall below certain levels. In addition, the Mortgage Debt contains customary covenants, including covenants that limit or restrict the Company’s ability to incur liens on the mortgaged property and enter into certain contractual obligations. Upon the occurrence of an event of default under the Mortgage Debt, the lender may terminate the Mortgage Debt and declare all amounts outstanding to be immediately due and payable. The Mortgage Debt specifies a number of events of default (some of which are subject to applicable grace or cure periods), including, among other things, non-payment defaults, covenant defaults, cross-defaults to other material indebtedness, bankruptcy and insolvency defaults and material judgment defaults. In May 2023, the Company amended the terms of the Mortgage Debt, which was previously payable at a variable rate based on the London Interbank Offered Rate (“LIBOR”), to provide for the interest rate to be based on the Secured Overnight Financing Rate (“SOFR”), effective May 1, 2023. The Company also amended its existing interest rate swap agreement, resulting in a swap fixed rate of approximately 3.14%.
Credit Facilities
Long-Term 2023 Credit Facility
During fiscal 2023, the Company amended and restated its senior secured asset-based revolving credit facility with Bank of America, N.A. and other lenders party thereto to extend the maturity date of the credit facility to December 20, 2027, among other changes (as amended, the “2023 Credit Facility”). In addition, the

Company entered into agreements to amend the 2023 Credit Facility to permit, among other things, an exchange and subscription offering and certain related transactions on each of April 12, 2023 and March 28, 2024. The 2023 Credit Facility previously provided for a borrowing capacity in an amount up to $150 million, which was increased in March 2024 by $50 million to a total borrowing capacity under the facility up to $200 million. The borrowing facility includes a Canadian sub-facility up to $20 million, subject to a borrowing base. Based on applicable accounts receivable, inventory and eligible cash, subject to certain allowances, the Company could have borrowed up to $171.1 million under the 2023 Credit Facility as of May 4, 2024. The 2023 Credit Facility has an option to expand the borrowing capacity by up to $100 million subject to certain terms and conditions, including the willingness of existing or new lenders to assume such increased amount. The 2023 Credit Facility is available for direct borrowings and the issuance of letters of credit, subject to certain letters of credit sublimits, and may be used for repayment of debt, working capital and other general corporate purposes. As of May 4, 2024, the Company had $8.1 million in outstanding standby letters of credit, no outstanding documentary letters of credit and no outstanding borrowings under the 2023 Credit Facility. As of February 3, 2024, the Company had $6.6 million in outstanding standby letters of credit, no outstanding documentary letters of credit and no outstanding borrowings under the 2023 Credit Facility.
All obligations under the 2023 Credit Facility are unconditionally guaranteed by the Company and the Company’s existing and future domestic and Canadian subsidiaries, subject to certain exceptions, and are secured by a first priority lien on substantially all of the assets of the Company and such domestic and Canadian subsidiaries, as applicable.
Direct borrowings under the 2023 Credit Facility made by the Company and its domestic subsidiaries bear interest at the U.S. base rate plus an applicable margin (varying from 0.25% to 0.75%) or at Term SOFR plus a spread adjustment plus an applicable margin (varying from 1.25% to 1.75%), provided that Term SOFR may not be less than zero. The U.S. base rate is based on the greater of (i) the U.S. prime rate, (ii) the federal funds rate, plus 0.5%, and (iii) Term SOFR plus a spread adjustment for a 30-day interest period, plus 1.0%, provided that the U.S. base rate may not be less than zero. Direct borrowings under the 2023 Credit Facility made by the Company’s Canadian subsidiaries bear interest at the Canadian prime rate plus an applicable margin (varying from 0.25% to 0.75%) or at the Term Canadian Overnight Repo Rate Average (“CORRA”) rate plus an applicable margin (varying from 1.25% to 1.75%), provided that the Term CORRA rate may not be less than zero. The Canadian rate is based on the greater of (i) the Canadian prime rate and (ii) the Term CORRA rate for a one-month interest period, plus 1.0%, provided that the Canadian prime rate may not be less than zero. The applicable margins are calculated quarterly and vary based on the average daily availability of the aggregate borrowing base. The Company is also obligated to pay certain commitment, letter of credit and other fees customary for a credit facility of this size and type.
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

Long-Term 2022 Credit Facility
During fiscal 2023, Guess Europe Sagl, a wholly owned subsidiary of the Company, entered into a credit agreement (the “Credit Agreement”) for a €250 million revolving credit facility (the “2022 Credit Facility”) with an initial five-year term. The Company has an option to expand the 2022 Credit Facility by up to €100 million, subject to certain conditions.
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
The Credit Agreement contains various annual sustainability key performance targets, the achievement of which would result in an adjustment to the interest margin ranging from a plus 5 basis points to a minus 5 basis points per year. The Credit Agreement includes a financial covenant requiring a maximum leverage ratio of the guarantor and its subsidiaries. In addition, the Credit Agreement includes customary representations and warranties, affirmative and negative covenants and events of default. As of May 4, 2024, the Company had $172.2 million of outstanding borrowings and $96.9 million available for future borrowings under the 2022 Credit Facility. As of February 3, 2024, the Company had no outstanding borrowings and $269.7 million available for future borrowings under the 2022 Credit Facility.
Other Credit Facilities
The Company, through its Chinese subsidiary, maintains a short-term uncommitted bank borrowing agreement that provides for a borrowing capacity up to $30 million, primarily for working capital purposes. The Company had $20.0 million and $17.9 million in outstanding borrowings under this agreement as of May 4, 2024 and February 3, 2024, respectively.
The Company, through its Japanese subsidiary, maintains a short-term uncommitted bank borrowing agreement that provides for a borrowing capacity up to ¥550 million ($3.6 million), primarily for working capital purposes. The Company had $3.0 million and $3.7 million in outstanding borrowings under this agreement as of May 4, 2024 and February 3, 2024, respectively.
From time-to-time, the Company will obtain other financing in foreign countries for working capital to finance its local operations.
(11)    Convertible Senior Notes and Related Transactions
Exchange and Subscription Agreements
In April 2023, the Company issued $275 million principal amount of 3.75% convertible senior notes due 2028 (the “Initial 2028 Notes”) in a private placement pursuant to separate, privately negotiated exchange and subscription agreements with a limited number of holders of its 2024 Notes and certain other investors, in each case pursuant to exemptions from registration under the Securities Act of 1933, as amended. Pursuant to the exchange and subscription agreements, the Company exchanged approximately $184.9 million in aggregate principal amount of its 2024 Notes for $163.0 million in aggregate principal amount of Initial 2028 Notes and an aggregate of approximately $33.3 million in cash, representing accrued and unpaid interest and other consideration on the 2024 Notes, and issued $112.0 million aggregate principal amount of Initial 2028 Notes for cash at par. Immediately following the closing of the aforementioned April 2023 transactions, $115.1 million in aggregate principal amount of the 2024 Notes remained outstanding. In addition, the Company concurrently repurchased $42.8 million, including excise tax, of its common stock through broker-assisted market transactions, pursuant to the Company’s 2021 Share Repurchase Program. The Company evaluated all April 2023 exchanges and determined approximately 74% of the exchanged notes were accounted for as extinguishment of debt and approximately 26% were accounted for as modification of debt. As a result of these transactions entered into during April 2023, the Company recognized a $7.7 million loss on extinguishment of debt during the first quarter of fiscal 2024.
In January 2024, the Company exchanged approximately $67.1 million of its 2024 Notes for approximately $64.8 million of January Additional 2028 Notes in privately negotiated exchange and subscription agreements with a limited number of holders of its 2024 Notes. The January Additional 2028 Notes have the same terms, constitute a single series with, and have the same CUSIP number as the Initial 2028 Notes. The January Additional 2028 Notes were initially recorded at fair value of approximately $71.9 million upon the exchange. Immediately following the closing of these January 2024 transactions, approximately $48.1 million of the 2024 Notes remained outstanding and classified within current liabilities. In addition, the Company concurrently repurchased $21.3 million, including excise tax, of its common stock through broker-assisted market transactions, pursuant to the Company’s 2021 Share Repurchase Program. The Company evaluated all January 2024 exchanges and determined that all of the exchanged notes were accounted for as extinguishment of debt. As a result of these transactions entered into during January 2024, the Company recognized a $4.7 million loss on extinguishment of debt during the fourth quarter of fiscal 2024.
In March 2024, the Company exchanged approximately $14.6 million of its 2024 Notes for approximately $12.1 million of March Additional 2028 Notes in a privately negotiated exchange and subscription agreement with a holder of its 2024 Notes. The March Additional 2028 Notes have the same terms, constitute a single series with, and have the same CUSIP number as the Initial 2028 Notes. The March Additional 2028 Notes were initially recorded at fair value of approximately $16.7 million upon the exchange. Immediately following the closing of this March 2024 transaction, approximately $33.5 million of the 2024 Notes remained outstanding, which were settled during April 2024. In addition, the Company concurrently repurchased $10.3 million of its common stock through broker-assisted market transactions, pursuant to the Company’s 2024 Share Repurchase Program. The Company evaluated all March 2024 exchanges and determined that all of the exchanged notes were accounted for as extinguishment of debt. As a result of this transaction entered into during March 2024, the Company recognized a $2.0 million loss on extinguishment of debt during the first quarter of fiscal 2025.
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
The 2028 Notes are convertible in certain circumstances into cash, shares of the Company’s common stock, or a combination of cash and shares of the Company’s common stock, at the Company’s election, at an initial conversion rate of 40.4858 shares of common stock per $1,000 principal amount of 2028 Notes, which is equivalent to an initial conversion price of approximately $24.70 per share, subject to adjustment upon the occurrence of certain events. In accordance with the terms of the 2028 Indenture, the Company has adjusted the conversion rate and the conversion price of the 2028 Notes for quarterly dividends exceeding $0.225 per share (the conversion price is approximately $22.39 per share as of May 4, 2024). Prior to November 15, 2027, the 2028 Notes are convertible only upon the occurrence of certain events and during certain periods, and thereafter, at any time until the close of business on the second scheduled trading day immediately preceding the maturity date of the 2028 Notes.
The 2028 Notes are not redeemable prior to maturity, unless certain significant corporate events occur, and no sinking fund is provided for the 2028 Notes. As of May 4, 2024, none of the conditions allowing holders of the 2028 Notes to convert had been met. The Company expects to settle the principal amount of the 2028 Notes in fiscal 2029 in cash and any excess in shares.

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
In connection with the exchange of the 2024 Notes in January 2024 and March 2024, the conversion feature embedded in the Additional 2028 Notes failed to satisfy the requirements for the derivative scope exception for contracts indexed in the Company’s own stock. The conversion feature of the Additional 2028 Notes required bifurcation from the host contract. The embedded derivative was measured at fair value of $30.2 million as of May 4, 2024. Debt discount of $11.8 million was recorded as the excess of the principal amount of the Additional 2028 Notes over the fair value of the host contract.
During the first quarter of fiscal 2025, the Company incurred approximately $0.9 million of debt issuance costs related to the March Additional 2028 Notes including third-party offering costs. During fiscal 2024, the Company incurred $5.9 million and $2.0 million of debt issuance costs related the Initial 2028 Notes and the January Additional 2028 Notes, respectively, including third-party offering costs. Debt issuance costs were recorded as a contra-liability (other than $0.5 million expensed related to 2024 Notes that were subject to modification accounting) and are presented net against the 2028 Notes balance on the Company’s condensed consolidated balance sheets. These costs are being amortized to interest expense over the term of the 2028 Notes.
2.00% Convertible Senior Notes due 2024
In April 2019, the Company issued $300 million principal amount of the 2024 Notes in a private offering. In connection with the issuance of the 2024 Notes, the Company entered into an indenture (the “2024 Indenture”) with respect to the 2024 Notes with U.S. Bank N.A., as trustee (the “2024 Trustee”). The 2024 Notes were senior unsecured obligations of the Company and bore interest at an annual rate of 2.00% payable semi-annually in arrears on April 15 and October 15 of each year. The Company incurred $5.3 million debt issuance costs, which were comprised of $3.8 million of discounts and commissions payable to the initial purchasers and approximately $1.5 million of third-party offering costs. These costs were amortized to interest expense over the term of the 2024 Notes.
The 2024 Notes were convertible as described below into cash, shares of the Company’s common stock, or a combination of cash and shares of the Company’s common stock, at the Company’s election, at an initial conversion rate of 38.7879 shares of common stock per $1,000 principal amount of 2024 Notes, which was equivalent to an initial conversion price of approximately $25.78 per share, subject to adjustment upon the occurrence of certain events. In accordance with the terms of the 2024 Indenture, the Company had adjusted the conversion rate and the conversion price of the 2024 Notes for quarterly dividends exceeding $0.1125 per share. Prior to November 15, 2023, the 2024 Notes were convertible only upon the occurrence of certain events and during certain periods. Beginning November 15, 2023, the 2024 Notes became convertible at any time until the close of business on the second scheduled trading day immediately preceding the maturity date of the 2024 Notes. The 2024 Notes were not redeemable prior to maturity, unless certain significant corporate events occurred, and no sinking fund was provided for the 2024 Notes.
In April 2024, upon maturity of the 2024 Notes, the Company settled the remaining $33.5 million principal amount of the 2024 Notes for $33.3 million in cash and 122,313 shares of common stock. The Company also exercised the convertible note hedge in connection with the remaining 2024 Notes and received

90,729 shares of common stock, which were recorded at fair value on settlement. As of May 4, 2024, there were no 2024 Notes outstanding.
The Notes consist of the following (in thousands):

	May 4, 2024	Feb 3, 2024
2024 Notes
Principal	$—	$48,078
Unamortized debt issuance costs	—	(30)
Net carrying amount	$—	$48,048
Fair value, net[1]	$—	$49,182
Initial 2028 Notes
Principal	$275,000	$275,000
Unamortized debt discount and issuance costs[2,3]	(7,598)	(8,034)
Net carrying amount	$267,402	$266,966
Fair value, net[1]	$353,793	$295,550
Additional 2028 Notes
Principal	$76,947	$64,826
Unamortized debt discount and issuance costs[3]	(13,913)	(11,465)
Embedded derivative[4]	30,230	16,390
Net carrying amount	$93,264	$69,751
Fair value, net[1]	$117,436	$60,099
______________________________________________________________________
Notes:
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
3For the three months ended May 4, 2024, the weighted average effective interest rate including amortization of debt discount and issuance costs was 4.5% and 9.3% for the Initial 2028 Notes and Additional 2028 Notes, respectively. For the three months ended April 29, 2023, the weighted average effective interest rate including amortization of debt discount and issuance costs was 4.5% for the Initial 2028 Notes.
4The fair value of the embedded derivative is measured using significant unobservable inputs and are classified as Level 3 in the fair value hierarchy.
Interest expense for the Notes for the three months ended May 4, 2024 and April 29, 2023 consists of the following (in thousands):

	Three Months Ended
	May 4, 2024	Apr 29, 2023
2024 Notes
Coupon interest	$334	$1,096
Amortization of debt discount and issuance costs	28	161
Total	$362	$1,257
Initial 2028 Notes
Coupon interest	$2,578	$401
Amortization of debt discount and issuance costs	436	63
Total	$3,014	$464
Additional 2028 Notes
Coupon interest	$646	$—
Amortization of debt discount and issuance costs	662	—
Total	$1,308	$—

Convertible Bond Hedge and Warrant Transactions
In April 2023, in connection with the offering of the Initial 2028 Notes, the Company entered into convertible note hedge transactions whereby the Company had the option to purchase a total of approximately 11.1 million shares of its common stock at an initial strike price of approximately $24.70 per share (the “Initial 2028 Bond Hedge”). The total cost of the Initial 2028 Bond Hedge transactions was $51.8 million. In addition, the Company sold warrants whereby the holders of the warrants had the option to purchase a total of approximately 11.1 million shares of the Company’s common stock at an initial strike price of $41.80 per share (the “Initial 2028 Warrants”). The Company received $20.2 million in cash proceeds from the sale of these warrants. Both the number of shares underlying the Initial 2028 Bond Hedge and Initial 2028 Warrants and the strike price of the instruments are subject to customary adjustments. In accordance with the original terms of the Initial 2028 Bond Hedge confirmations and Initial 2028 Warrants confirmations, the Company has adjusted the strike prices with respect to the Initial 2028 Bond Hedge and the Initial 2028 Warrants for quarterly dividends exceeding $0.225 per share (approximately $22.39 per share and $37.89 per share, respectively, as of May 4, 2024). The purchase of the Initial 2028 Bond Hedge is intended to offset dilution from the conversion of the Initial 2028 Notes to the extent the market price per share of the Company’s common stock exceeds the then-applicable strike price of the Initial 2028 Bond Hedge. The warrant transaction may have a dilutive effect with respect to the Company’s common stock to the extent the market price per share of the Company’s common stock exceeds the then-applicable strike price of the warrants. In April 2023, the Initial 2028 Bond Hedge and the Initial 2028 Warrants were recorded in stockholders’ equity, were not accounted for as derivatives and were not remeasured each reporting period.
Concurrently, in connection with the retirement of $184.9 million in principal amount of the 2024 Notes in April 2023, the Company entered into Partial Termination Agreements with certain financial institutions to unwind a portion of the convertible note hedge transactions and warrant transactions the Company had entered into in connection with the issuance of the 2024 Notes. The terminated portion is in a notional amount corresponding to the amount of exchanged 2024 Notes. As a result, the Company received $7.2 million, which reduced the number of purchase options to approximately 4.6 million shares of common stock at an adjusted strike price of approximately $24.92 per share. Additionally, the Company paid $1.0 million related to terminated warrants, which reduced the number of shares that may be purchased pursuant to the warrants to 4.6 million shares of common stock at an adjusted strike price of approximately $45.31 per share. This transaction resulted in a $6.2 million net increase in additional paid-in capital in the Company’s consolidated balance sheet as of April 29, 2023. For the remaining portion of the convertible note hedge transactions and warrant transactions entered into in connection with the 2024 Notes, both the number of shares underlying the instruments and the strike price of the instruments were subject to customary adjustments pursuant to their original terms. In accordance with the original terms of the convertible note hedge confirmations and warrant confirmations, the Company had adjusted the strike prices with respect to the convertible note hedges and warrants for quarterly dividends exceeding $0.1125 per share. The remaining convertible note hedges and warrant transactions continued to serve to partially offset the potential dilution arising from the conversion of the 2024 Notes that remained outstanding.
In connection with the exchange of the 2024 Notes in January 2024 and March 2024, the Company purchased incremental bond hedges (the “Additional 2028 Bond Hedge”, together with the Initial 2028 Bond Hedge, the “2028 Bond Hedge”) and sold incremental warrants (the “Additional 2028 Warrants”) with the same terms and conditions as the Initial 2028 Bond Hedge and the Initial 2028 Warrants, each with a notional amount equal to the notional amount of the Additional 2028 Notes. The Company paid premiums of $16.2 million and $6.5 million to purchase the Additional 2028 Bond Hedge in January 2024 and March 2024, respectively, and received $5.8 million and $3.7 million for the issuance of the Additional 2028 Warrants in January 2024 and March 2024, respectively. The Additional 2028 Bond Hedge purchased and the Additional 2028 Warrants issued have terms that are identical to the Initial 2028 Bond Hedge and the Initial 2028 Warrants, except the notional amounts match the number of shares issuable upon conversion of the Additional 2028 Notes. Similarly, in connection with the retirement of $67.1 million and $14.6 million in principal amount of the 2024 Notes in January 2024 and March 2024, respectively, the Company entered into Partial

Termination Agreements with certain financial institutions to unwind a portion of the convertible note hedge transactions and warrant transactions the Company had entered into in connection with the issuance of the 2024 Notes. The terminated portion is in a notional amount corresponding to the amount of exchanged 2024 Notes. As a result, the Company received $1.9 million and $1.3 million for the unwind of the convertible bond hedge in January 2024 and March 2024, respectively, and paid $0.1 million and $0.5 million for the unwind of the warrants in January 2024 and March 2024, respectively. These transactions in January 2024 and March 2024 resulted in a $1.8 million and a $0.8 million net increase, respectively, in paid-in capital in the Company’s consolidated balance sheet as of May 4, 2024. As a result of the unwind transactions, the convertible note hedge transactions and warrant transactions that remained outstanding have a notional amount of approximately 1.3 million shares of common stock, corresponding to the number of shares into which the remaining 2024 Notes are convertible. In addition, upon maturity of the 2024 Notes in April 2024, the Company exercised the convertible note hedge in connection with the remaining 2024 Notes and there was no outstanding convertible note hedge as of May 4, 2024. The warrant transactions remain outstanding and have a notional amount of approximately 1.3 million shares of common stock with a current strike price of $41.45 per share as of May 4, 2024.
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
(12)    Share-Based Compensation
The following summarizes the share-based compensation expense recognized under all of the Company’s stock plans (in thousands):

	Three Months Ended
	May 4, 2024	Apr 29, 2023
Stock options	$—	$506
Stock awards/units	4,600	4,065
Employee Stock Purchase Plan	91	49
Total share-based compensation expense	$4,691	$4,620
As of May 4, 2024, there was no unrecognized compensation cost related to nonvested stock options and approximately $29.6 million of unrecognized compensation cost related to nonvested stock awards/units. This cost is expected to be recognized over a weighted average period of 1.8 years.
Annual Grants
On March 29, 2024, the Company granted 375,800 nonvested stock awards/units to its employees.

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
The following summarizes the activity for nonvested performance-based units during the three months ended May 4, 2024:

	Number of Units	Weighted Average Grant Date Fair Value
Nonvested at February 3, 2024	376,916	$18.36
Granted	—	—
Vested	(112,590)	18.14
Forfeited	—	—
Nonvested at May 4, 2024	264,326	$18.45
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
The following summarizes the activity for nonvested market-based units during the three months ended May 4, 2024:

	Number of Units	Weighted Average Grant Date Fair Value
Nonvested at February 3, 2024	722,780	$19.55
Granted[1]	43,150	17.77
Vested[1]	(172,601)	17.77
Forfeited	—	—
Nonvested at May 4, 2024	593,329	$19.94
______________________________________________________________________
Notes:
1As a result of the achievement of certain market-based vesting conditions, there were 43,150 shares that vested in addition to the original target number of shares granted in fiscal 2022.
(13)    Related Party Transactions
The Company and its subsidiaries periodically enter into transactions with certain entities (the “Marciano Entities”) that are owned by or for the respective benefit of, Paul Marciano, who is an executive and member of the Board of the Company, and Maurice Marciano, who is the brother of Paul Marciano and was a member of the Board until his retirement in September 2023.
Leases
The Company leases warehouse and administrative facilities from certain of the Marciano Entities. There were four of these leases in effect as of May 4, 2024 with expiration or option exercise dates ranging from calendar years 2025 to 2030, including two leases with respect to the Company’s North American corporate headquarters in Los Angeles, California (the “Los Angeles Location”), a lease for the Company’s Canadian warehouse and administrative facility in Montreal, Quebec (the “Montreal Location”) and a lease for the Company’s showroom and office space in Paris, France (the “Paris Location”).
In August 2023, the Company (through a wholly-owned Canadian subsidiary) entered into a three-year lease extension through August 2026 with respect to the Montreal Location. All other material terms in the previously existing lease for the Montreal Location (including base rent of approximately CAD$0.6 million ($0.4 million) per year) remain the same.
Aggregate lease costs recorded under the leases for the Los Angeles Location were $1.9 million for each of the three months ended May 4, 2024 and April 29, 2023. The Marciano Entities have a 100% ownership interest in the Los Angeles Location, with Mr. Maurice Marciano having a 56.3% ownership interest and Mr. Paul Marciano having a 43.7% ownership interest. Accordingly, Mr. Maurice Marciano’s interest in the lease amounts for the Los Angeles Location were $1.1 million for each of the three months ended May 4, 2024 and April 29, 2023, and Mr. Paul Marciano’s interest in the lease amounts for the Los Angeles Location were $0.8 million for each of the three months ended May 4, 2024 and April 29, 2023.
Aggregate lease costs recorded under the lease for the Montreal Location were $0.1 million for each of the three months ended May 4, 2024 and April 29, 2023. The Marciano Entities have a 100% ownership interest in the Montreal Location, with each of Mr. Maurice Marciano and Mr. Paul Marciano having a 50% ownership interest. Accordingly, the interests in the lease amounts for the Montreal Location for each of Mr. Maurice Marciano and Mr. Paul Marciano were approximately $54,000 for each of the three months ended May 4, 2024 and April 29, 2023.
Aggregate lease costs recorded under the lease for the Paris Location were $0.3 million for each of the three months ended May 4, 2024 and April 29, 2023, respectively. The Marciano Entities have a 66.7% ownership interest in the Paris Location, with each of Mr. Maurice Marciano and Mr. Paul Marciano having a 33.3% ownership interest. Accordingly, the interests in the lease amounts for the Paris Location for each of Mr. Maurice Marciano and Mr. Paul Marciano were approximately $0.1 million for each of the three months ended May 4, 2024 and April 29, 2023.
The Company believes that the terms of the related party leases are no less favorable to the Company than would have been available from unaffiliated third parties. Refer to Note 3 for more information on lease commitments.
Aircraft Arrangements
The Company periodically charters aircraft owned by certain of the Marciano Entities through informal arrangements with such Marciano Entities and independent third-party management companies contracted by such Marciano Entities to manage their aircraft. The Marciano Entities have a 100% ownership interest in the aircraft, with each of Mr. Maurice Marciano and Mr. Paul Marciano having a 50% ownership interest. The total fees paid by the Company to the independent third-party management companies under these arrangements for the three months ended May 4, 2024 and April 29, 2023 were approximately $1.0 million and $1.1 million, respectively. The approximate dollar value of the amount of each of Mr. Maurice Marciano’s and Mr. Paul Marciano’s interest in these transactions was approximately $0.4 million for each of the three months ended May 4, 2024 and April 29, 2023. The Company believes that the terms of the charter arrangements are no less favorable to the Company than would have been available from unaffiliated third parties.
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
In fiscal 2021, the Company provided the Footwear Company with a $2.0 million revolving credit facility at an annual interest rate of 2.75% and a maturity date of November 2023. In October 2023, the Company and the Footwear Company amended the revolving credit facility to extend the term by three years to November 30, 2026 and to adjust the interest rate, effective December 1, 2023, to a floating rate equal to the one month term SOFR plus 1.75% per annum. As of May 4, 2024 and February 3, 2024, the Company had a note receivable of $0.7 million and $0.6 million, respectively, included in other assets in its condensed consolidated balance sheets related to outstanding borrowings by the Footwear Company under this revolving credit facility.
In May 2022, the Company entered into a Fulfillment Services Agreement with the Footwear Company under which the Company provides certain fulfillment services for the Footwear Company’s U.S. wholesale and e-commerce businesses from the Company’s U.S. distribution center on a cost-plus 5% basis. The Footwear Company also pays rent to the Company for the use of a small office space in the Company’s U.S. headquarters. In June 2022, the Company (through a wholly-owned Swiss subsidiary) entered into a Distributorship Agreement with the Footwear Company under which the Company was designated as the exclusive distributor (excluding e-commerce) for the Footwear Company in the European Union and other specified countries. The Distributorship Agreement provided for (i) the Company to receive a 35% discount from the Footwear Company’s wholesale prices, (ii) no minimum sales requirements or advertising spending requirements for the Company, (iii) an initial 15 month term with annual renewals thereafter, and (iv) other standard terms and conditions for similar arrangements. In May 2023, the Distributorship Agreement was amended to (i) reflect a reduction in the amount of sales services to be performed by the Company, (ii) revise the wholesale discount to 22%, and (iii) provide an annual 2% advertising commitment by the Company. During the three months ended May 4, 2024, there were no fees received with respect to the U.S. fulfillment services, no fees received with respect to office rent and $173,000 in amounts paid related to the distributorship arrangements. During the three months ended April 29, 2023, there were less than $5,000 in fees received with respect to the U.S. fulfillment services, less than $5,000 in fees received with respect to office rent and less than $5,000 in amounts paid related to the distributorship arrangements.
Vendor Purchases
The Company purchases faux fur products from a privately-held fashion accessories company (the “Fashion Company”). The Marciano Entities have a 16% ownership interest in the Fashion Company, with each of Mr. Maurice Marciano and Mr. Paul Marciano having an 8% ownership interest. In addition, Carlos Alberini, Chief Executive Officer of the Company, has a 4% ownership interest in the Fashion Company. The total payments made by the Company to the Fashion Company were approximately $0.4 million and $0.3 million for the three months ended May 4, 2024 and April 29, 2023, respectively. Based on their respective ownership interests in the Fashion Company, the approximate dollar value of the amount of each individual’s interest in these transactions were approximately (i) for each of Mr. Maurice Marciano and Mr. Paul Marciano, $29,000 and $26,000 for the three months ended May 4, 2024 and April 29, 2023, respectively, and (ii) for Mr. Alberini, $15,000 and $13,000 for the three months ended May 4, 2024 and April 29, 2023, respectively. The Company believes that the price paid by the Company for the Fashion Company’s products and the terms of the transactions between the Company and the Fashion Company have not been affected by this passive investment of Messrs. Marciano and Mr. Alberini in the Fashion Company.
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
The co-branding arrangement provided for (i) the Beverage Company to pay a $100,000 fee, provide certain beverage products, facilitate the acquisition of additional third-party sponsors for the event and co-

brand its social media posts with the Company and (ii) the Company to engage social-media influencers to attend the event and promote both companies through social-media posts, and provide promotional travel, lodging, hospitality and other ancillary expenses for select attendees at the co-branded event.
(14)    Commitments and Contingencies
Investment Commitments
As of May 4, 2024, the Company had an unfunded commitment to invest €3.7 million ($4.0 million) in certain private equity funds. Refer to Note 16 for further information.
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
The Company has received customs tax assessment notices from the Italian Customs Agency (“ICA”) regarding its customs tax audit of one of the Company’s European subsidiaries for the period from July 2010 through December 2012. Such assessments totaled €9.8 million ($10.5 million), including potential penalties and interest through such assessment dates. The Company strongly disagreed with the ICA’s positions and therefore filed appeals with the Milan First Degree Tax Court (“MFDTC”). Those appeals were split into a number of different cases that were then heard by different sections of the MFDTC. The MFDTC ruled in favor of the Company on all of these appeals. The ICA subsequently appealed €9.7 million ($10.4 million) of these favorable MFDTC judgments with the Appeals Court. As of May 4, 2024, €8.5 million ($9.1 million) have been decided in favor of the Company and €1.2 million ($1.3 million) have been decided in favor of the ICA. The Company believes that the unfavorable Appeals Court ruling is incorrect and inconsistent with the prior rulings on similar matters by both the MFDTC and other judges within the Appeals Court, and has appealed the decision to the Supreme Court. The ICA has appealed most of the favorable Appeals Court rulings to the Supreme Court. As of May 4, 2024, of the cases that have been appealed to the Supreme Court, €1.5 million ($1.6 million) have been decided in favor of the Company based on the merits of the case and €0.2 million ($0.2 million) have been remanded back to the lower court for further consideration. There can be no assurances the Company will be successful in the remaining appeals. It also continues to be possible that the Company will receive similar or even larger assessments for periods subsequent to December 2012 or other claims or charges (including additional interest amounts) related to the matter in the future. Although the Company believes that it has a strong position and will continue to vigorously defend this matter, it is unable to predict with certainty whether or not these efforts will ultimately be successful or whether the outcome will have a material impact on the Company’s financial position, results of operations or cash flows.
On January 11, 2022, Legion Partners Holdings, LLC (“Legion”), a stockholder of Guess common stock, sent two letters to the Board of Directors of Guess (the “Board”). One letter sought books and records pursuant to Section 220 of the Delaware General Corporation Law (the “220 Demand”) to purportedly investigate potential breaches of fiduciary duties by the Board in connection with the Board’s renomination of Mr. Maurice Marciano to the Board and certain related party transactions. The second letter demanded that the Board take action to cause the Company to investigate and commence legal proceedings for breach of fiduciary duty claims the Company may have in connection with alleged misconduct of Mr. Paul Marciano, the Board’s oversight of and response to such alleged misconduct, and the Board’s review and approval of certain related-party transactions (the “Litigation Demand”). On January 31, 2022, the Company responded to both letters informing Legion that the Company was reviewing the formation of a committee in response to the Litigation Demand and detailing the deficiencies with the 220 Demand under Delaware law, including that Legion failed to state a proper purpose and that the scope of Legion’s requested books and records was overbroad. The

Company subsequently formed a Demand Review Committee, which engaged in a review of the matters detailed in the Litigation Demand.
On April 14, 2022, the Employees Retirement System of Rhode Island (“ERSRI”), a stockholder of Guess common stock, sent a letter to the Company seeking books and records pursuant to Section 220 of the Delaware General Corporation Law to purportedly investigate potential breaches of fiduciary duties by the Board in connection with alleged misconduct of Mr. Paul Marciano, the Board’s oversight of and response to such alleged misconduct, and the Board’s review and approval of certain related-party transactions. The Company responded to the letter on April 19, 2022, negotiated a Confidentiality Agreement, and completed its production of books and records to ERSRI.
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
On September 29, 2023, the Company and all defendants in the ERSRI action entered into a Stipulation and Agreement of Compromise, Settlement, and Release (the “Stipulation”), which was approved by the Court on January 4, 2024 and resolved all claims asserted against all defendants in the ERSRI action without any admission or finding of wrongdoing attributed to them personally or to the Company. Under the terms of the Stipulation, the Company will implement certain governance and compliance enhancements. These enhancements include an agreement by the Company to appoint two new independent directors to the Board, including one to be selected by ERSRI and mutually agreed to by the Company, by no later than the Company’s 2025 Annual Meeting of Shareholders. The governance enhancements also include the establishment of a Diversity, Equity, and Inclusion Council (the “DEI Council”), which will be comprised of the aforementioned new independent director to be selected by ERSRI and two consultants, including one consultant to be selected by ERSRI. Once formed, the DEI Council will report directly to the Board and be responsible for overseeing the development and implementation of the Company’s policies and procedures related to harassment, discrimination and retaliation, including, in certain circumstances, having the authority to conduct investigations and to recommend disciplinary action, up to and including termination, of senior executives or Board members found to have engaged in misconduct. The DEI Council will also be responsible for overseeing a commitment to be added to the Company’s Governance Guidelines regarding the Company’s measures to prevent and respond to sexual harassment and discrimination. The Stipulation also includes certain agreements by Mr. Paul Marciano relating to meetings or activities with current or prospective Company models. In addition to the governance enhancements, pursuant to the Stipulation, (a) the defendants in the ERSRI action caused the Company to receive (i) a payment of $22 million upon Court approval of the settlement pursuant to the terms of the Stipulation, and (ii) the right to receive an additional payment of $8 million contingent on the recovery from the insurers currently being sought by the Company and the insureds in pending litigation against the insurers, and (b) the Company is responsible to pay an attorney’s fee award to ERSRI’s counsel. The $22 million received by the Company and the related attorney’s fee award under the terms of the Stipulation was accounted for by the Company when approved by the Court.
On February 16, 2023, Legion filed a stockholder derivative lawsuit styled Legion Partners Holdings, LLC, derivatively on behalf of Guess?, Inc. v. Paul Marciano, et al. in the Court of Chancery of the State of Delaware against the Company, as the nominal defendant, Mr. Paul Marciano and other members of the Board, alleging breach of fiduciary duties relating to the continued service of Mr. Paul Marciano to the Company following the prior allegations described in the ERSRI stockholder derivative lawsuit. Legion seeks monetary damages and possible injunctive relief. On March 15, 2023, the Company moved for a more definite statement and moved to dismiss or stay the action. On May 9, 2023, Legion voluntarily dismissed the claims against Mr. Paul Marciano without prejudice. On April 3, 2024, based on the settlement of the derivative suit with ERSRI, as described above, the Court dismissed the Legion action with prejudice.
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
Redeemable Noncontrolling Interests
The Company is party to a put arrangement with respect to the common securities that represent the remaining noncontrolling interest for its majority-owned subsidiary, Guess Brasil Comércio e Distribuição S.A. (“Guess Brazil”). The put arrangement for Guess Brazil, representing 40% of the total outstanding equity interest of that subsidiary, may be exercised at the discretion of the noncontrolling interest holder by providing written notice to the Company every third anniversary beginning in March 2019, subject to certain time restrictions. The redemption value of the Guess Brazil put arrangement is based on a multiple of Guess Brazil’s earnings before interest, taxes, depreciation and amortization subject to certain adjustments and is classified as a redeemable noncontrolling interest outside of permanent equity in the Company’s condensed consolidated balance sheet. As of both May 4, 2024 and February 3, 2024, the carrying value of the redeemable noncontrolling interest related to Guess Brazil was $0.5 million.
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
In November 2022, the Minority Holder exercised the Put Option, triggering a contractual obligation for the Company to purchase the Minority Holder’s 30% interest in Guess CIS. Following a comprehensive review of the various economic sanctions imposed by the United States and European governments with respect to Russia, and obtaining guidance from the U.S. Department of the Treasury’s Office of Foreign Assets Control, the Company determined that its acquisition of the Minority Holder’s 30% interest in Guess CIS pursuant to the Company’s pre-sanctions contractual obligation to fulfill the Minority Holder’s exercise of the Put Option was not prohibited by current economic sanctions, including the U.S. ban on new investment in Russia. As such, following the exercise of the Put Option by the Minority Holder, the Company and the Minority Holder entered into an agreement to proceed with the Company’s acquisition of the Minority Holder’s 30% interest in Guess CIS for a purchase price of €8.0 million, subject to the formal approval of the acquisition by the relevant Russian government commission and certain other customary conditions. This formal approval was received, and the purchase was completed in May 2023. As a result of this transaction, there was no redeemable noncontrolling interest related to Guess CIS as of May 4, 2024.

A reconciliation of the total carrying amount of redeemable noncontrolling interests is (in thousands):

	Three Months Ended
	May 4, 2024	Apr 29, 2023
Beginning balance	$522	$9,154
Foreign currency translation adjustment	(21)	180
Ending balance	$501	$9,334
(15)    Defined Benefit Plans
Supplemental Executive Retirement Plan
The Company’s Supplemental Executive Retirement Plan (“SERP”) provides select employees who satisfy certain eligibility requirements with certain benefits upon retirement, termination of employment, death, disability or a change in control of the Company, in certain prescribed circumstances. As a non-qualified pension plan, no dedicated funding of the SERP is required; however, the Company has made periodic payments into insurance policies held in a rabbi trust to fund the expected obligations arising under the non-qualified SERP. The cash surrender values of the insurance policies were $62.7 million and $63.4 million as of May 4, 2024 and February 3, 2024, respectively, and were included in other assets in the Company’s condensed consolidated balance sheets. As a result of changes in the value of the insurance policy investments, the Company recorded unrealized losses of $0.2 million and unrealized gains of $0.1 million in other income (expense) during the three months ended May 4, 2024 and Apr 29, 2023, respectively. The projected benefit obligation was $37.7 million as of May 4, 2024 and February 3, 2024, and was included in accrued expenses and other current liabilities and other long-term liabilities in the Company’s condensed consolidated balance sheets depending on the expected timing of payments. SERP benefit payments of $0.5 million were made during each of the three months ended May 4, 2024 and April 29, 2023.
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
As of May 4, 2024 and February 3, 2024, the foreign pension plans had a total projected benefit obligation of $55.5 million and $56.3 million, respectively, and plan assets held in independent investment fiduciaries of $48.6 million and $49.4 million, respectively. The net liability of $6.9 million and $6.8 million was included in other long-term liabilities in the Company’s condensed consolidated balance sheets as of May 4, 2024 and February 3, 2024, respectively.
The components of net periodic defined benefit pension cost related to the Company’s defined benefit plans are (in thousands):

	SERP	Foreign Pension Plans	Total
	Three Months Ended May 4, 2024
Service cost	$—	$1,059	$1,059
Interest cost	441	241	682
Expected return on plan assets	—	(215)	(215)
Net amortization of unrecognized prior service credit	—	(40)	(40)
Net amortization of actuarial (gains) losses	(43)	40	(3)
Net periodic defined benefit pension cost	$398	$1,085	$1,483

	SERP	Foreign Pension Plans	Total
	Three Months Ended Apr 29, 2023
Service cost	$—	$913	$913
Interest cost	465	224	689
Expected return on plan assets	—	(199)	(199)
Net amortization of unrecognized prior service credit	—	(39)	(39)
Net amortization of actuarial losses	—	62	62
Net periodic defined benefit pension cost	$465	$961	$1,426
(16)    Fair Value Measurements
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
The following presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements				Fair Value Measurements
	at May 4, 2024				at Feb 3, 2024
Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Foreign exchange currency contracts	$—	$3,260	$—	$3,260	$—	$2,278	$—	$2,278
2028 Bond Hedge	—	—	138,269	138,269	—	—	85,918	85,918
Interest rate swap	—	835	—	835	—	797	—	797
Total	$—	$4,095	$138,269	$142,364	$—	$3,075	$85,918	$88,993
Liabilities:
Foreign exchange currency contracts	$—	$398	$—	$398	$—	$1,702	$—	$1,702
Embedded derivative	—	—	30,230	30,230	—	—	16,390	16,390
Deferred compensation obligations	—	18,023	—	18,023	—	17,164	—	17,164
Total	$—	$18,421	$30,230	$48,651	$—	$18,866	$16,390	$35,256
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
The Company included €8.1 million ($8.7 million) and €7.1 million ($7.7 million) in other assets in the Company’s condensed consolidated balance sheets related to its investment in certain private equity funds as of May 4, 2024 and February 3, 2024, respectively. The Company uses net asset value per share as a practical expedient to measure the fair value of this investment and has not included this investment in the fair value hierarchy as disclosed above. As of May 4, 2024, the Company had an unfunded commitment to invest an additional €3.7 million ($4.0 million) in the private equity funds.
The fair values of the embedded derivative and the 2028 Bond Hedge related to the Additional 2028 Notes were initially measured based on the observed transactions. Subsequent fair values are measured using a binomial lattice model utilizing observable inputs (e.g. the Company’s stock price) and unobservable inputs (e.g. the expected volatility and instrument specific credit spread) that cause the valuation measurements to be classified as Level 3. The following assumptions were used within the model:

Valuation Assumptions	May 4, 2024	Feb 3, 2024
Expected volatility	30%	30%
Risk-free interest rate	4.6%	4.1%
Credit spread	1.4%	4.3%
Dividend yield	4.5%	5.2%
Term to maturity	4.0 years	4.2 years
Stock price	$26.71	$22.86
As of May 4, 2024, if the expected volatility were increased to 40%, keeping all other inputs constant, the fair value of the embedded derivative would increase from $30.2 million to $35.8 million and the fair value of the 2028 Bond Hedge would increase from $138.3 million to $163.7 million. If the expected volatility were decreased to 20%, the fair value of the embedded derivative would decrease from $30.2 million to $24.6 million and the fair value of the 2028 Bond Hedge would decrease from $138.3 million to $112.5 million. If the credit spread increased from 1.4% to 2.4%, keeping all other inputs constant, the fair value of the embedded derivative would increase from $30.2 million to $31.6 million and the fair value of the 2028 Bond Hedge would increase from $138.3 million to $144.5 million. If the credit spread decreased from 1.4% to 0.4%, the fair value of the embedded derivative would decrease from $30.2 million to $28.8 million and the fair value of the 2028 Bond Hedge would decrease from $138.3 million to $131.8 million.
The following presents a reconciliation of the Company’s financial assets and liabilities measured at fair value as of May 4, 2024, using significant unobservable inputs (Level 3), and the change in fair value recorded in other income (expense), net in the consolidated statements of income (loss) (in thousands):

	Embedded Derivative	2028 Bond Hedge
Balance as of February 3, 2024	$(16,390)	$85,918
Initial bifurcation of embedded derivative	(6,538)	—
Purchase of Additional 2028 Bond Hedge	—	6,538
Gain (loss) on fair value remeasurement	(7,302)	45,813
Balance as of May 4, 2024	$(30,230)	$138,269
The fair values of the Company’s debt instruments (see Note 10) are based on the amount of future cash flows associated with each instrument discounted using the Company’s incremental borrowing rate. As of May 4, 2024 and February 3, 2024, the carrying value was not materially different from fair value, as the interest rates on the Company’s debt approximated rates currently available to the Company. The fair value of the Company’s Notes (see Note 11) is determined based on inputs that are observable in the market and have been classified as Level 2 in the fair value hierarchy.

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
The impairment loss calculations require management to apply judgment in estimating future cash flows and the discount rates that reflect the risk inherent in future cash flows. Future expected cash flows for assets in regular retail locations are based on management’s estimates of future cash flows over the remaining lease period or expected life, if shorter. For expected location closures, the Company will evaluate whether it is necessary to shorten the useful life for any of the assets within the respective asset group. The Company will use this revised useful life when estimating the asset group’s future cash flows. The Company considers historical trends, expected future business trends and other factors when estimating the future cash flow for each regular retail location. The Company also considers factors such as the following: the Russia-Ukraine war, including the related sanctions and trade restrictions imposed on Russia; the local environment for each regular retail location, including mall traffic and competition; the Company’s ability to successfully implement strategic initiatives; and the ability to control variable costs such as cost of sales and payroll and, in some cases, renegotiate lease costs.
As discussed further in Note 1, macroeconomic conditions, including inflation, higher interest rates, foreign exchange rate fluctuations, declines in consumer spending, and the impact of the ongoing wars in Ukraine and Gaza continued to negatively impact the Company’s financial results during the three months ended May 4, 2024 and April 29, 2023, and could continue to impact the Company’s operations in ways the Company is not able to predict today. The Company has made reasonable assumptions and judgments to determine the fair value of the assets tested based on the facts and circumstances that were available as of the reporting date. If actual results are not consistent with the assumptions and judgments used in estimating future cash flows and asset fair values, there may be additional exposure to future impairment losses that could be material to the Company’s results of operations.
The Company recorded asset impairment charges of $1.1 million and $1.9 million during the three months ended May 4, 2024 and April 29, 2023, respectively. The Company recognized $0.9 million and $1.9 million in impairment of property and equipment during the three months ended May 4, 2024 and April 29, 2023, respectively, related to certain retail locations primarily in the Americas and Europe driven by under-

performance and expected store closures. The Company recognized $0.2 million impairment charges on ROU assets during the three months ended May 4, 2024 and no impairment charged on ROU assets during the three months ended April 29, 2023.
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
During the three months ended May 4, 2024, the Company assessed qualitative factors and determined that it is not more likely than not that the fair values of its reporting units are less than their carrying amounts.
(17)    Derivative Financial Instruments
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
Interest Rate Swap Agreements
The Company is exposed to interest rate risk on its floating-rate debt. The Company has entered into interest rate swap agreements for certain of these agreements to effectively convert its floating-rate debt to a fixed-rate basis. The principal objective of these contracts is to eliminate or reduce the variability of the cash flows in interest payments associated with the Company’s floating-rate debt, thus reducing the impact of interest rate changes on future interest payment cash flows. Refer to Note 10 for further information.

Summary of Derivative Instruments
The fair value of derivative instruments in the condensed consolidated balance sheets is (in thousands):

	Fair Value at May 4, 2024	Fair Value at Feb 3, 2024	Derivative Balance Sheet Location
ASSETS:
Derivatives designated as hedging instruments:
Cash flow hedges:
Foreign exchange currency contracts	$2,191	$1,590	Other current assets/Other assets
Interest rate swap	835	797	Other assets
Total derivatives designated as hedging instruments	3,026	2,387
Derivatives not designated as hedging instruments:
Foreign exchange currency contracts	1,069	688	Other current assets
2028 Bond Hedge	138,269	85,918	Other assets
Total derivatives not designated as hedging instruments	139,338	86,606
Total	$142,364	$88,993
LIABILITIES:
Derivatives designated as hedging instruments:
Cash flow hedges:
Foreign exchange currency contracts	$285	$763	Accrued expenses/ Other long-term liabilities
Interest rate swap	—	—	Other long-term liabilities
Total derivatives designated as hedging instruments	285	763
Derivatives not designated as hedging instruments:
Foreign exchange currency contracts	113	939	Accrued expenses
Embedded derivative	30,230	16,390	Convertible senior notes due 2028, net
Total derivatives not designated as hedging instruments	30,343	17,329
Total	$30,628	$18,092
Derivatives Designated as Hedging Instruments
Foreign Exchange Currency Contracts Designated as Cash Flow Hedges
During the three months ended May 4, 2024, the Company purchased U.S. dollar forward contracts in Europe totaling US$135.0 million that were designated as cash flow hedges. As of May 4, 2024, the Company had forward contracts outstanding for its European operations of US$195.0 million to hedge forecasted merchandise purchases, which are expected to mature over the next 14 months.
As of May 4, 2024, AOCL related to foreign exchange currency contracts included a $1.6 million net unrealized gain, net of tax, of which $1.3 million will be recognized in cost of product sales over the following 12 months, at the then current values on a pre-tax basis, which can be different than the current quarter-end values.
At February 3, 2024, the Company had forward contracts outstanding for its European operations of $104.0 million that were designated as cash flow hedges.
Interest Rate Swap Agreement Designated as Cash Flow Hedge
As of May 4, 2024, AOCL related to the interest rate swap agreement included a net unrealized gain of $0.6 million, net of tax, which will be recognized in interest expense over the following 12 months, at the then current values on a pre-tax basis, which can be different than the current quarter-end values.

The following summarizes the gains (losses) before income taxes recognized on derivative instruments designated as cash flow hedges in other comprehensive income (loss) (“OCL”) and net earnings (loss) (in thousands):

	Gain (Loss) Recognized in OCL		Location of Gain (Loss) Reclassified from AOCL into Earnings (Loss)	Gain (Loss) Reclassified from AOCL into Earnings (Loss)
	May 4, 2024	Apr 29, 2023		May 4, 2024	Apr 29, 2023
	Three Months Ended
Derivatives designated as cash flow hedges:
Foreign exchange currency contracts	$1,171	$(1,072)	Cost of product sales	$(2,045)	$5,893
Interest rate swap	193	15	Interest expense	155	128
The following summarizes net after income tax derivative activity recorded in AOCL (in thousands):

	Three Months Ended
	May 4, 2024	Apr 29, 2023
Beginning balance loss	$(544)	$(1,584)
Net gain (loss) from changes in cash flow hedges	1,145	(942)
Net (gain) loss reclassified into earnings (loss)	1,620	(5,343)
Ending balance gain (loss)	$2,221	$(7,869)
Foreign Exchange Currency Contracts Not Designated as Hedging Instruments
As of May 4, 2024, the Company had euro foreign exchange currency contracts to purchase US$73.0 million expected to mature over the next 10 months. As of February 3, 2024, the Company had euro foreign exchange currency contracts to purchase US$52.0 million.
The following summarizes the gains (losses) before income taxes recognized on derivative instruments not designated as hedging instruments in other income (expense) (in thousands):

	Location of Gains (Losses) Recognized in Earnings (Loss)	Gains (Losses) Recognized in Earnings (Loss)
		Three Months Ended
		May 4, 2024	Apr 29, 2023
Foreign exchange currency contracts	Other income (expense)	$521	$(625)
2028 Bond Hedge	Other income (expense)	$45,813	$—
Embedded derivatives	Other income (expense)	$(7,302)	$—
(18)    Subsequent Events
Dividends
On May 30, 2024, the Company announced a regular quarterly cash dividend of $0.30 per share on the Company’s common stock. The cash dividend will be paid on June 28, 2024 to shareholders of record as of the close of business on June 12, 2024. As a result of this dividend declaration and in accordance with the terms of the 2028 Indenture, the Company will adjust the conversion rate (which is expected to increase) and the conversion price (which is expected to decrease), effective as of June 11, 2024. A downward adjustment is also expected to be made to the strike prices of the convertible note hedges and the warrants entered into by the Company in connection with the 2028 Notes, each of which will be decreased in accordance with the terms of the applicable convertible note hedge confirmations and warrant confirmations.

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
All statements other than statements of historical or current fact are forward-looking statements. These statements include those relating to expectations, analyses and other information based on current plans, forecasts of future results and estimates of amounts not yet determinable. These statements also relate to our expectations, goals, future prospects, and current business strategies and strategic initiatives; statements concerning our plans and expectations for our recently-acquired rag & bone business; statements concerning the impacts of macroeconomic conditions; statements concerning the ongoing wars in Ukraine and Gaza; expectations relating to our convertible senior notes and hedges; statements concerning our future capital expenditures and financial conditions; and statements expressing optimism or pessimism about future operating results and growth opportunities. These forward-looking statements are frequently indicated by terms such as “expect,” “could,” “will,” “should,” “goal,” “strategy,” “believe,” “estimate,” “continue,” “outlook,” “plan,” “create,” “see,” and similar terms, are only expectations, and involve known and unknown risks and uncertainties, which may cause actual results in future periods to differ materially from what is currently anticipated. Factors which may cause actual results in future periods to differ materially from current expectations include, among others: our ability to maintain our brand image and reputation; changes in consumer confidence or discretionary consumer spending; sanctions and export controls targeting Russia and other impacts related to the war in Ukraine; impacts related to the Israel-Hamas war; impacts related to public health crises; risks relating to our indebtedness; changes to estimates related to impairments, inventory and other reserves; changes in the competitive marketplace and in our commercial relationships; our ability to anticipate and adapt to changing consumer preferences and trends; our ability to manage our inventory commensurate with customer demand; the high concentration of our Americas Wholesale business; risks related to the costs and timely delivery of merchandise to our distribution facilities, stores and wholesale customers, including risks related to the current Red Sea supply chain crisis; unexpected or unseasonable weather conditions, catastrophic events or natural disasters; our ability to effectively operate our various retail concepts; our ability to successfully and/or timely implement our growth strategies and other strategic initiatives; our ability to complete or integrate acquisitions or alliances; uncertainties regarding our ability to realize operational efficiencies and other anticipated synergies, expansion plans and other benefits from the rag & bone acquisition in the timeframe expected or at all; our ability to successfully enhance our global omni-channel capabilities; our ability to expand internationally and operate in regions where we have less experience; risks relating to our convertible senior notes, including our ability to settle the liabilities in cash; disruptions at our distribution facilities, including potential challenges related to the conversion of our self-operated U.S. distribution center to a third-party provider; our ability to attract and retain management and other key personnel; obligations or changes in estimates arising from new or existing litigation, income tax and other regulatory proceedings; errors in our assumptions, estimates and judgments related to tax matters; changes in U.S. or foreign income tax or tariff policy, including changes to tariffs on imports into the U.S.; accounting adjustments to our unaudited financial statements; future non-cash asset impairments, including goodwill, right-of-use lease assets and/or other store asset impairments; violations of, or changes to, domestic or international laws and regulations; risks associated with the acts or omissions of our licensees and third party vendors, including a failure to comply with our vendor code of conduct or other policies; risks associated with cyber-security incidents and other cyber-security risks; risks associated with our ability to properly collect, use, manage and secure consumer and employee data; risks associated with our vendors’ ability to maintain the strength and security of information systems; changes in economic, political, social and other conditions affecting our foreign operations and sourcing, including the impact of currency fluctuations, global income tax rates and economic and market conditions in the various countries in which we operate; impacts of inflation and further inflationary pressures; fluctuations in quarterly performance; slowing in-person customer traffic; increases in labor costs; increases in wages; risks relating to activist investor activity; and the significant voting power of our founders. In addition to these factors, the economic, technological, managerial, and other risks identified in “Part I, Item 1A. Risk Factors” of our most recent Annual Report on Form 10-K, “Part II and other filings with the Securities and Exchange Commission, including but not limited to the risk factors discussed therein, could cause actual results to differ materially from current expectations. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
Business Update, Market Trends and Uncertainties
Macroeconomic conditions, including inflation, higher interest rates, foreign exchange rate fluctuations, declines in consumer spending, and the impact of the ongoing wars in Ukraine and Gaza are continuing to negatively impact our business.
We continue to carefully monitor global and regional developments and respond appropriately. We also continue to strategically manage expenses in order to protect profitability and mitigate, to the extent possible, the residual effect of supply chain disruptions, including the Red Sea crisis. The duration and scope of these conditions cannot be predicted, and therefore, any anticipated negative financial impact to our operating results cannot be reasonably estimated.
Business Segments
Our businesses are grouped into five reportable segments for management and internal financial reporting purposes: Europe, Americas Retail, Americas Wholesale, Asia and Licensing. Our Europe, Americas Retail, Americas Wholesale and Licensing reportable segments are the same as their respective operating segments. Certain components of our Asia operating segment are separate operating segments based on region, which have been aggregated into the Asia reportable segment for disclosure purposes. On April 2, 2024, we completed the rag & bone acquisition and have integrated rag & bone into our existing segments for financial reporting purposes.
We evaluate segment performance based primarily on revenues and earnings (loss) from operations before corporate performance-based compensation costs, asset impairment charges, net gains (losses) on lease modifications, separation charges, transaction costs, restructuring charges and certain non-recurring credits (charges), if any. We believe this segment reporting reflects how our business segments are managed and how each segment’s performance is evaluated by our chief operating decision maker to assess performance and make resource allocation decisions. Information regarding these segments is summarized in “Part I, Item 1. Financial Statements – Note 9 – Segment Information.”
Products
We derive our net revenue from the sale of GUESS?, G by GUESS (GbG), GUESS Kids, MARCIANO and rag & bone apparel and certain accessories and our licensees’ products through our worldwide network of directly-operated and licensed retail stores, wholesale customers and distributors, as well as our online sites. We also derive royalty revenue from worldwide licensing activities.
Rag & bone Acquisition
On April 2, 2024, the Company and global brand management firm WHP Global completed the previously announced acquisition of New York-based fashion brand rag & bone. Under the terms of the agreement, we acquired all the rag & bone operating assets and assumed the related operating liabilities of the business. In addition, a joint venture owned 50% each by the Company and WHP Global acquired rag &

bone’s intellectual property. As of April 2, 2024, we integrated rag & bone into our existing segments for financial reporting purposes.
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
During the first three months of fiscal 2025, the average U.S. dollar rate was stronger against the Turkish lira, Russian rouble, Japanese yen, Korean won and Chinese yuan, weaker against the British pound, Polish zloty and Mexican peso and remained relatively consistent with the euro and Canadian dollar compared to the same prior-year period. Overall this had an unfavorable impact on the translation of our international revenues and earnings from operations for the three months ended May 4, 2024 compared to the same prior-year period.
For the remainder of fiscal 2025, if the U.S. dollar strengthens relative to the respective fiscal 2024 foreign exchange rates, foreign exchange could negatively impact our revenues and operating results, as well as our international cash and other balance sheet items, particularly in Canada, Europe (primarily the euro, Turkish lira, British pound and Russian rouble) and Mexico. Alternatively, if the U.S. dollar weakens relative to the respective fiscal 2024 foreign exchange rates, our revenues and operating results, as well as our other cash balance sheet items, could be positively impacted by foreign currency fluctuations during the remainder of fiscal 2025, particularly in these regions. At roughly prevailing exchange rates, we expect currencies to continue to represent a headwind on revenues for fiscal 2025.
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
Russia-Ukraine War
We are currently operating in Russia through our wholesale and retail channels and we have immaterial wholesale operations through local wholesale partners in Ukraine. Our operations in Russia are operated primarily through Guess? CIS, LLC (“Guess CIS”), a wholly-owned Russian subsidiary. Guess CIS currently operates 45 retail stores in Russia and acts as a distributor for our wholesale partners in Russia. We also operate in Russia through other local wholesale partners and by selling directly to retail customers through our European online store. Prior to February 2022, we also sold directly to retail customers in Ukraine and Belarus through our European online store.
Our operations in Russia, Belarus and Ukraine represented slightly less than 4% of our total revenue for the three months ended May 4, 2024 and slightly less than 5% for the three months ended April 29, 2023, with our operations in Russia comprising over 90% of this total revenue. As of May 4, 2024, our total assets in Russia, all of which are held by Guess CIS, represented less than 2% of our total assets, consisting primarily of leasehold right of use assets, store inventory, furnishings and fixtures, and receivables. We only maintain inventory in Russia in an amount sufficient for operating our Russian retail stores. We do not maintain inventory or hold any other significant assets in Belarus or Ukraine. We do not rely, directly or indirectly, on goods sourced in Russia, Belarus or Ukraine. Other than such labor and services necessary to conduct our direct operations in Russia in the ordinary course of business, we do not rely, directly or indirectly, on services sourced in Russia, Belarus or Ukraine.
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

See Part I, Item 1A. Risk Factors-Our business may also be affected by existing or future sanctions and export controls targeting Russia and other responses to Russia’s invasion of Ukraine included in our Annual Report on Form 10-K for additional information.
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
Brand Relevancy. We continue to optimize our core brand architecture to be relevant with our three target consumer groups: Heritage, Millennials, and Generation Z. We have developed and launched one global line of product for all 25 categories we represent. We seek to elevate our Guess and Marciano brands and improve the quality and sustainability of our products, allowing us to realize more full-priced sales and rely less on promotional activity. We continue to use unique go-to-market strategies and execute celebrity and influencer partnerships and collaborations as we believe that they are critical to engage more effectively with a younger and broader audience. The addition of rag & bone to our brand portfolio will allow us to reach a very attractive customer base that is complimentary to that of our Guess and Marciano brands.
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
In April 2023, we issued $275 million aggregate principal amount of 3.75% convertible senior notes due April 2028 (the “Initial 2028 Notes”) and retired approximately $184.9 million aggregate principal amount of the existing 2.00% convertible senior notes due April 2024 (the “2024 Notes”) in a private offering. During the first quarter of fiscal 2024, in connection with the April 2023 exchange and subscription offering related to the 2024 Notes and the Initial 2028 Notes, we repurchased approximately 2.2 million shares of our common stock for $42.8 million, including excise tax, through broker-assisted market transactions, pursuant to our pre-existing share repurchase program.
In January 2024, we issued $64.8 million principal amount of additional 3.75% convertible senior notes due 2028 (the “January Additional 2028 Notes”) in privately negotiated exchange and subscription agreements with a limited number of holders of our 2024 Notes. As part of these January 2024 transactions, we exchanged approximately $67.1 million of our 2024 Notes for approximately $64.8 million of the January Additional 2028 Notes. In connection with the January 2024 exchange and subscription offering related to the 2024 Notes and the January 2028 Notes, we repurchased approximately 0.9 million shares of our common stock for $21.3 million, including excise tax, through broker-assisted market transactions, pursuant to our 2024 Share Repurchase Program (as defined below).
In March 2024, we issued $12.1 million principal amount of additional 3.75% convertible senior notes due 2028 (the “March Additional 2028 Notes”, together with the “January Additional 2028 Notes”, the “Additional 2028 Notes”; collectively with the “Initial 2028 Notes”, the “2028 Notes”) in a privately negotiated exchange and subscription agreement with a holder of our 2024 Notes (together with the “2028 Notes”, the “Notes”). As part of this March 2024 transaction, we exchanged approximately $14.6 million of our 2024 Notes for approximately $12.1 million of the March Additional 2028 Notes. In addition, we concurrently repurchased $10.3 million of our common stock through broker-assisted market transactions, pursuant to our 2024 Share Repurchase Program (as defined below). Immediately following the closing of this transaction, approximately $33.5 million of the 2024 Notes remained outstanding, which were settled upon maturity during April 2024.
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

Other
We operate on a 52/53-week fiscal year calendar which ends on the Saturday nearest to January 31 of each year. The three months ended May 4, 2024 had the same number of days as the three months ended April 29, 2023. All references herein to “fiscal 2025”, “fiscal 2024” and “fiscal 2023” represent the results of the 52-week fiscal year ending February 1, 2025, the 53-week fiscal year ended February 3, 2024 and the 52-week fiscal year ended January 28, 2023, respectively.
Executive Summary
Overview
Net earnings attributable to Guess?, Inc. was $13.0 million, or diluted net earnings per share (“EPS”) of $0.23, for the quarter ended May 4, 2024, compared to net loss of $11.8 million, or diluted net loss per share of $0.22, for the quarter ended April 29, 2023.
During the quarter ended May 4, 2024, we recognized $38.5 million in gain on the fair value remeasurement of derivatives; $5.6 million in transaction costs; $5.4 million in separation charges; $2.0 million loss on extinguishment of debt; $1.1 million in asset impairment charges; $0.7 million of amortization of debt discount related to our 2028 Notes; $0.1 million for certain professional service and legal fees and related (credits) costs; and $0.3 million for certain discrete income tax adjustments (or a combined $26.8 million, or $0.50 per share, positive impact after considering the related income tax benefit of $3.5 million). Excluding the impact of these items, adjusted net loss attributable to Guess?, Inc. was $13.8 million and adjusted diluted net loss was $0.27 per common share for the quarter ended May 4, 2024.
During the quarter ended April 29, 2023, we recognized $7.7 million in loss on extinguishment of debt; $1.9 million in asset impairment charges; $0.9 million for certain professional services and legal fees and related (credits) costs; a minimal amount of amortization of debt discount; and $0.2 million for certain discrete income tax adjustments (or a combined $8.3 million, or $0.15 negative per share impact after considering the related income tax benefit of $2.5 million). Excluding the impact of these items, adjusted net loss attributable to Guess?, Inc. was $3.5 million and adjusted diluted net loss was $0.07 per common share for the quarter ended April 29, 2023. References to financial results excluding the impact of these items are non-GAAP measures and are addressed below under “Non-GAAP Measures.”
Highlights of our performance for the quarter ended May 4, 2024 compared to the same prior-year quarter are presented below, followed by a more comprehensive discussion under “Results of Operations”: (References to constant currency results are non-GAAP measures and are addressed under “Non-GAAP Measures.”)
Operations
•Total net revenue increased 3.9% to $591.9 million for the quarter ended May 4, 2024, compared to $569.8 million in the same prior-year quarter. In constant currency, net revenue increased by 6.8%.
•Gross margin (gross profit as a percentage of total net revenue) increased 120 basis points to 41.9% for the quarter ended May 4, 2024, compared to 40.7% in the same prior-year quarter.
•Selling, general and administrative (“SG&A”) expenses as a percentage of total net revenue (“SG&A rate”) increased 450 basis points to 45.1% for the quarter ended May 4, 2024, compared to 40.6% in the same prior-year quarter. SG&A expenses increased 15.5% to $266.8 million for the quarter ended May 4, 2024, compared to $231.0 million in the same prior-year quarter.
•During the quarter ended May 4, 2024, we recognized $1.1 million of asset impairment charges, compared to $1.9 million in the same prior-year quarter.
•Operating margin decreased 320 basis points to negative 3.4% for the quarter ended May 4, 2024, compared to negative 0.2% in the same prior-year quarter. The decrease in operating margin was driven primarily by higher expenses and the unfavorable impact of currency, partially offset by the favorable impact of higher revenues and higher initial markups. Loss from operations was $19.9 million for the quarter ended May 4, 2024, compared to $0.9 million in the same prior-year quarter.
•Other income, net, totaled $35.8 million for the quarter ended May 4, 2024, compared to other expense, net of $2.6 million in the same prior-year quarter.
•The effective income tax rate decreased by 59.4% to a benefit of negative 42.0% for the quarter ended May 4, 2024, compared to a benefit of 17.4% in the same prior-year quarter. The change in the effective income tax rate was primarily due to a net unrealized gain on the fair value remeasurement of derivatives related to our 2028 Notes and the related convertible note hedge which had no related tax impact and, to a lesser extent, the lower losses incurred in certain tax jurisdictions during the quarter ended May 4, 2024 compared to the same prior-year quarter.
Key Balance Sheet Accounts
•We had $241.7 million in cash and cash equivalents and $1.4 million in restricted cash as of May 4, 2024 compared to $298.6 million in cash and cash equivalents at April 29, 2023.
◦As of May 4, 2024, we had $9.7 million in outstanding borrowings under our term loans and $195.2 million in outstanding borrowings under our credit facilities compared to $19.3 million in outstanding borrowings under our term loans and $139.7 million in outstanding borrowings under our credit facilities as of April 29, 2023.
◦In March 2024, we issued approximately $12.1 million principal amount of the Additional 2028 Notes in exchange for approximately $14.6 million of our outstanding 2024 Notes. Immediately following the closing of this transaction, approximately $33.5 million of the 2024 Notes remained outstanding, which were settled upon maturity during April 2024 for $33.3 million in cash and 122,313 shares of common stock.
◦During the three months ended May 4, 2024, in connection with the additional exchange and subscription offering related to the 2024 Notes and the 2028 Notes, we repurchased approximately 0.3 million shares of our common stock for $10.3 million through broker-assisted market transactions, leaving a capacity of $189.7 million under the share repurchase program.
•Inventory increased by $26.0 million, or 4.9%, to $554.9 million as of May 4, 2024, from $528.9 million at April 29, 2023. On a constant currency basis, inventory increased by $41.9 million, or 7.9%, when compared to April 29, 2023. The increase was mainly driven by our rag & bone acquisition.
•Accounts receivable consists of trade receivables relating primarily to our wholesale business in Europe and, to a lesser extent, to our wholesale businesses in the Americas and Asia, royalty receivables relating to our licensing operations, credit card and retail concession receivables related to our retail businesses and certain other receivables. Accounts receivable increased by $11.1 million, or 3.9%, to $297.4 million as of May 4, 2024 compared to $286.3 million at April 29, 2023. On a constant currency basis, accounts receivable increased by $24.0 million, or 8.4%, when compared to April 29, 2023.
Global Store Count
During the quarter ended May 4, 2024, together with our partners, we opened 18 new stores worldwide, consisting of 13 stores in Europe and the Middle East and five stores in Asia and the Pacific (and excluding the stores acquired as a result of the rag & bone acquisition). Together with our partners, we closed 26 stores worldwide, consisting of ten stores in Europe and the Middle East, ten stores in Asia and the Pacific and six stores in the Americas. As a result of our acquisition of the operating assets of rag & bone, we acquired 36 stores, consisting of 34 stores in the United States and two stores in Europe.

As of May 4, 2024, we had stores and concessions worldwide comprised as follows:

	Stores			Concessions
Region	Total	Directly-Operated	Partner Operated	Total	Directly-Operated	Partner Operated
United States	261	261	—	—	—	—
Canada	53	53	—	—	—	—
Central and South America	99	87	12	29	29	—
Total Americas	413	401	12	29	29	—
Europe and the Middle East	775	549	226	60	60	—
Asia and the Pacific	393	98	295	240	134	106
Total	1,581	1,048	533	329	223	106
Of our total stores, 1,279 were GUESS? stores, 182 were GUESS? Accessories stores, 59 were G by GUESS (GbG) stores, 36 were rag & bone stores and 25 were MARCIANO stores.
Results of Operations
Three Months Ended May 4, 2024 and April 29, 2023
Consolidated Results
The following presents our condensed consolidated statements of income (loss) (in thousands, except per share data):

	Three Months Ended
	May 4, 2024		Apr 29, 2023		$ change	% change
Net revenue	$591,943	100.0%	$569,798	100.0%	$22,145	3.9%
Cost of product sales	343,842	58.1%	337,813	59.3%	6,029	1.8%
Gross profit	248,101	41.9%	231,985	40.7%	16,116	6.9%

SG&A	266,848	45.1%	230,973	40.6%	35,875	15.5%
Asset impairment charges	1,141	0.2%	1,934	0.3%	(793)	(41.0%)
Loss from operations	(19,888)	(3.4%)	(922)	(0.2%)	(18,966)	2,057.0%
Interest expense, net	(2,726)	(0.5%)	(1,703)	(0.3%)	(1,023)	60.1%
Loss on extinguishment of debt	(1,952)	(0.3%)	(7,696)	(1.4%)	5,744	(74.6%)
Other income (expense), net	35,767	6.1%	(2,631)	(0.4%)	38,398	(1,459.4%)
Earnings (loss) before income tax benefit	11,201	1.9%	(12,952)	(2.3%)	24,153	(186.5%)
Income tax benefit	(4,705)	(0.8%)	(2,258)	(0.4%)	(2,447)	108.4%
Net earnings (loss)	15,906	2.7%	(10,694)	(1.9%)	26,600	(248.7%)
Net earnings attributable to noncontrolling interests	2,884	0.5%	1,111	0.2%	1,773	159.6%
Net earnings (loss) attributable to Guess?, Inc.	$13,022	2.2%	$(11,805)	(2.1%)	24,827	(210.3%)

Net earnings (loss) per common share attributable to common stockholders:
Basic	$0.24		$(0.22)		$0.46
Diluted	$0.23		$(0.22)		$0.45

Effective income tax rate	(42.0%)		17.4%
Net Revenue. Net revenue increased by $22 million, or 4%, for the quarter ended May 4, 2024 compared to the same prior-year quarter. Currency translation fluctuations relating to our non-U.S. operations unfavorably impacted net revenue by $17 million compared to the same prior-year quarter. In constant currency, net revenue increased by 7%. The increase in constant currency was mainly driven by $24 million due to the impact of new acquired businesses, predominantly the rag & bone acquisition, $6 million due to higher wholesale shipments and $5 million of higher royalties.
Gross Margin. Gross margin increased by 1.2% for the quarter ended May 4, 2024 compared to the same prior-year quarter, driven by 90 basis points from higher initial markups and 80 basis points due to higher revenues, partially offset by 40 basis points from higher expenses.
Gross Profit. Gross profit increased $16 million for the quarter ended May 4, 2024 compared to the same prior-year quarter. The increase in gross profit was driven by $11 million due to higher revenues, $10 million from the impact of new acquired businesses and $6 million from higher initial markups, partially offset by $8 million due to the unfavorable impact of currency, including $6 million of unfavorable currency translational impact.
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
SG&A Rate. Our SG&A rate increased 4.5% for the quarter ended May 4, 2024 from the same prior-year quarter. The unfavorable change in SG&A rate was mainly driven by 480 basis points of higher expenses, including transaction costs and separation charges, and 70 basis points of unfavorable currency impact, partially offset by 90 basis points from the favorable impact of higher revenues.
SG&A Expenses. SG&A expenses increased $36 million for the quarter ended May 4, 2024 from the same prior-year quarter. The increase in SG&A expenses was mainly driven by $29 million of higher expenses, including transaction costs and separation charges, and $11 million from the impact of new acquired businesses, partially offset by $3 million of favorable currency impact.
Asset Impairment Charges. During the quarters ended May 4, 2024 and April 29, 2023, we recognized $1.1 million and $1.9 million, respectively, of property and equipment and operating lease ROU asset impairment charges related to certain retail locations resulting from under-performance and expected store closures.
Operating Margin. Operating margin decreased 3.2% for the quarter ended May 4, 2024 compared to the same prior-year quarter. The decrease in operating margin was driven primarily by 490 basis points due to higher expenses, including transaction costs and separation charges, and 80 basis points from the unfavorable impact of currency, partially offset by 170 basis points from the favorable impact of higher revenues and 90 basis points from higher initial markups. Excluding the impacts of transaction costs, separation charges, asset impairment charges and certain professional service and legal fees and related (credits) costs our operating margin would have decreased 1.6% compared to the same prior-year quarter.
Loss from Operations.   As a result of the foregoing, loss from operations was $20 million for the quarter ended May 4, 2024, compared to $1 million in the same prior-year quarter. Currency fluctuations relating to our foreign operations unfavorably impacted loss from operations by $5 million, including $3 million of unfavorable translational impact.
Loss on Extinguishment of Debt. During the quarter ended May 4, 2024, we recorded a loss of $2 million related to the partial extinguishment of our 2024 Notes, compared to $8 million in the same prior-year quarter.
Other Income (Expense), Net. Other income, net for the quarter ended May 4, 2024 was $36 million compared to other expense, net of $3 million in the same prior-year quarter. The change was primarily due to the fair value remeasurement of derivatives related to our 2028 Notes and the related convertible note hedge resulting in a net unrealized gain of $39 million during the first quarter of fiscal 2025.
Income Tax Benefit.  Income tax benefit for the quarter ended May 4, 2024 was $5 million, or a negative 42.0% effective income tax rate, compared to a benefit of $2 million, or a 17.4% effective income tax rate in the same prior-year quarter. Income tax expense (benefit) for the interim periods is computed using the income tax rate estimated to be applicable for the full fiscal year, adjusted for discrete items, which is subject to ongoing review and evaluation by management. The change in the effective income tax rate was primarily due to a net $39 million unrealized gain on the fair value remeasurement of derivatives related to our 2028 Notes and the related convertible note hedge which had no related tax impact and, to a lesser extent, the lower losses incurred in certain tax jurisdictions compared to the same prior-year quarter.
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
Net Earnings (Loss) Attributable to Guess?, Inc. Net earnings attributable to Guess?, Inc. was $13 million for the quarter ended May 4, 2024, compared to a net loss of $12 million for the same prior-year quarter. Diluted EPS was $0.23 for the quarter ended May 4, 2024 compared to diluted net loss per share of $0.22 for the same prior-year quarter. We estimate a positive impact from share buybacks of $0.01 and a negative impact from currency of $0.12 on diluted EPS in the quarter ended May 4, 2024 when compared to the same prior-year quarter.
Refer to “Non-GAAP Measures” for an overview of our non-GAAP, or adjusted, financial results for the quarters ended May 4, 2024 and April 29, 2023. Excluding the impact of these non-GAAP items, adjusted net loss attributable to Guess?, Inc. decreased $10 million and adjusted diluted loss per share decreased $0.20 for the quarter ended May 4, 2024, compared to the same prior-year quarter. We estimate a negative impact from our share buybacks of $0.02 and a negative impact from currency of $0.08 on adjusted diluted loss per share in the quarter ended May 4, 2024 when compared to the same prior-year quarter.

Information by Business Segment
The following presents our net revenue and earnings (loss) from operations by segment (in thousands):

	Three Months Ended
	May 4, 2024	Apr 29, 2023	$ change	% change
Net revenue:
Europe	$283,873	$280,198	$3,675	1.3%
Americas Retail	144,196	143,544	652	0.5%
Americas Wholesale	62,128	51,393	10,735	20.9%
Asia	72,756	70,775	1,981	2.8%
Licensing	28,990	23,888	5,102	21.4%
Total net revenue	$591,943	$569,798	22,145	3.9%
Earnings (loss) from operations:
Europe	$(439)	$1,593	$(2,032)	(127.6%)
Americas Retail	(10,391)	(3,287)	(7,104)	216.1%
Americas Wholesale	14,127	13,093	1,034	7.9%
Asia	3,741	3,830	(89)	(2.3%)
Licensing	26,678	22,295	4,383	19.7%
Total segment earnings from operations	33,716	37,524	(3,808)	(10.1%)
Corporate overhead	(52,463)	(36,512)	(15,951)	43.7%
Asset impairment charges	(1,141)	(1,934)	793	(41.0%)
Total loss from operations	$(19,888)	$(922)	(18,966)	2,057.0%

Operating margins:
Europe	(0.2%)	0.6%
Americas Retail	(7.2%)	(2.3%)
Americas Wholesale	22.7%	25.5%
Asia	5.1%	5.4%
Licensing	92.0%	93.3%
Total Company	(3.4%)	(0.2%)
Europe
Net revenue from our Europe segment increased by $4 million, or 1%, for the quarter ended May 4, 2024 from the same prior-year quarter. Currency translation fluctuations unfavorably impacted net revenue by $16 million. In constant currency, net revenue increased by 7%. The increase in net revenue in constant currency was driven mainly by $14 million due to positive retail comparable sales, $4 million due to higher wholesale revenue and $2 million due to new acquired businesses. Retail comparable sales (including e-commerce) increased 4% in U.S. dollars and 9% in constant currency compared to the same prior-year quarter. The inclusion of our e-commerce sales had a negative impact on the retail comparable sales percentage of 2% in U.S. dollars and 3% in constant currency. Our retail sales in Turkey, a relatively small market, had an outsized impact on our retail comparable sales (including e-commerce) for the quarter ended May 4, 2024, contributing a positive impact of 1% in U.S. dollars and 5% in constant currency, largely due to the current hyper-inflationary environment in Turkey. As of May 4, 2024, we directly operated 549 stores in Europe compared to 558 stores at April 29, 2023, excluding concessions, which represents a 2% decrease from the same prior-year quarter.
Operating margin decreased 0.8% for the quarter ended May 4, 2024 compared to the same prior-year quarter. The decrease in operating margin was driven primarily by 320 basis points of higher expenses and 190 basis points from unfavorable currency impacts, partially offset by a 330 basis point impact of higher revenues as well as 140 basis points from higher initial markups.

Loss from operations from our Europe segment was $0.4 million for the quarter ended May 4, 2024 compared to earnings of $2 million in the same prior-year quarter. The decrease was mainly driven by $10 million from higher expenses and $6 million of unfavorable currency impacts, including $4 million of unfavorable translation impact, partially offset by $10 million from higher revenues and $4 million of higher initial markups.
Americas Retail
Net revenue from our Americas Retail segment remained flat for the quarter ended May 4, 2024 from the same prior-year quarter. Currency translation fluctuations relating to our non-U.S. retail stores and e-commerce sites favorably impacted net revenue by $1 million. In constant currency, net revenue remained flat compared to the same prior-year quarter. The net revenue increase in constant currency of $11 million due to new acquired businesses was offset mainly by $10 million due to negative comparable store sales. Retail comparable sales (including e-commerce) decreased 7% in U.S. dollars and 8% in constant currency compared to the same prior-year quarter mainly driven by negative store traffic. The inclusion of our e-commerce sales had a positive impact on the retail comparable sales percentage of 1% in U.S. dollars and 2% in constant currency. As of May 4, 2024, we directly operated 401 stores in the Americas compared to 368 stores at April 29, 2023, excluding concessions, which represents a 9% increase from the same prior-year quarter, mainly driven by the acquisition of the rag & bone stores.
Operating margin decreased 4.9% for the quarter ended May 4, 2024 from the same prior-year quarter. Approximately 540 basis points of the decrease was driven by the unfavorable impact of lower revenues and 170 basis points from higher expenses, partially offset by 110 basis points from lower markdowns and 100 basis points from higher initial markups.
Loss from operations from our Americas Retail segment decreased by $7 million, or 216%, for the quarter ended May 4, 2024 from the same prior-year quarter. The decrease was primarily driven by $7 million due to lower revenues and $2 million due to higher expenses, partially offset by $1 million each of lower markdowns and higher initial markups.
Americas Wholesale
Net revenue from our Americas Wholesale segment increased by $11 million, or 21%, for the quarter ended May 4, 2024 from the same prior-year quarter. Currency translation fluctuations relating to our non-U.S. wholesale businesses favorably impacted net revenue by $1 million. In constant currency, net revenue increased by 18%. The increase in net revenues in constant currency was mainly driven by the impact of new acquired businesses.
Operating margin decreased 2.8% for the quarter ended May 4, 2024 compared to the same prior-year quarter. The decrease in operating margin was mainly driven by 280 basis points from the impact of new acquired businesses.
Earnings from operations from our Americas Wholesale segment increased by $1 million, or 8%, for the quarter ended May 4, 2024 from the same prior-year quarter, mainly driven by the impact of new acquired businesses.
Asia
Net revenue from our Asia segment increased by $2 million, or 3%, for the quarter ended May 4, 2024 from the same prior-year quarter. Currency translation fluctuations unfavorably impacted net revenue by $3 million. In constant currency net revenue increased by 7%, mainly driven by $3 million each of higher e-commerce revenues and higher wholesale shipments. Retail comparable sales (including e-commerce) decreased 9% in U.S. dollars and 5% in constant currency compared to the same prior-year quarter. The inclusion of our e-commerce sales positively impacted the retail comparable sales percentage by 1% in U.S. dollars and 2% in constant currency.

Operating margin decreased 0.3% for the quarter ended May 4, 2024 from the same prior-year quarter, driven primarily by 190 basis points from lower product margin and 30 basis points of higher expenses, partially offset by 210 basis points from the favorable impact of higher revenues.
Earnings from operations from our Asia segment remained flat for the quarter ended May 4, 2024. Decreases of $1 million due to lower product margins were offset by the favorable impact of higher revenues. Currency translation fluctuations relating to our Asia operations favorably impacted earnings from operations by $0.1 million.
Licensing
Net royalty revenue from our Licensing segment increased by $5 million, or 21%, for the quarter ended May 4, 2024 from the same prior-year quarter, mainly driven by higher royalties in our fragrance and handbag categories as well as the key money amortization for our handbag license renewal.
Earnings from operations from our Licensing segment increased by 20% for the quarter ended May 4, 2024 from the same prior-year quarter primarily driven by the increase in revenues.
Corporate Overhead
Unallocated corporate overhead increased by $16 million, or 44%, for the quarter ended May 4, 2024 compared to the same prior-year quarter, primarily due to transaction costs, separation charges and higher professional fees.
Non-GAAP Measures
The financial information presented in this Quarterly Report includes non-GAAP financial measures, such as adjusted net earnings (loss) attributable to Guess?, adjusted diluted net earnings (loss) per share attributable to common stockholders and constant currency information. For the three months ended May 4, 2024 and April 29, 2023, the adjusted results exclude the impact of certain professional service and legal fees and related (credits) costs, transaction costs in connection with our acquisition of rag & bone, separation charges related to the transition of the operations of our U.S. distribution center, asset impairment charges, loss on extinguishment of debt, non-cash amortization of debt discount of our 2028 Notes, fair value remeasurement of derivatives related to the 2028 Notes and the related convertible note hedge, the related income tax effects of the foregoing items and the impact from certain discrete income tax adjustments related primarily to the impact from changes in the income tax law in certain tax jurisdictions, in each case where applicable. The weighted average diluted shares outstanding used for adjusted diluted EPS excludes the dilutive impact of the Notes, based on the bond hedge contracts in place. These non-GAAP measures are provided in addition to, and not as alternatives for, our reported GAAP results.
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

A reconciliation of reported GAAP results to comparable non-GAAP results follows (in thousands, except per share data):

	Three Months Ended
	May 4, 2024	Apr 29, 2023
Reported GAAP net earnings (loss) attributable to Guess?, Inc.	$13,022	$(11,805)
Certain professional service and legal fees and related (credits) costs[1]	60	911
Transaction costs[2]	5,584	—
Separation charges[3]	5,419	—
Asset impairment charges[4]	1,141	1,934
Loss on extinguishment of debt[5]	1,952	7,696
Amortization of debt discount[6]	700	25
Fair value remeasurement of derivatives[7]	(38,510)	—
Discrete income tax adjustments[8]	281	248
Income tax impact from adjustments[9]	(3,459)	(2,496)
Total adjustments affecting net earnings (loss) attributable to Guess?, Inc.	(26,832)	8,318
Adjusted net loss attributable to Guess?, Inc.	$(13,810)	$(3,487)

Net earnings (loss) per common share attributable to common stockholders:
GAAP diluted	$0.23	$(0.22)
Certain professional service and legal fees and related (credits) costs[1]	0.00	0.01
Transaction costs[2]	0.08	—
Separation charges[3]	0.07	—
Asset impairment charges[4]	0.02	0.03
Loss on extinguishment of debt[5]	0.03	0.11
Amortization of debt discount[6]	0.01	0.00
Fair value remeasurement of derivatives[7]	(0.69)	—
Discrete income tax adjustments[8]	0.01	0.00
Convertible notes if-converted method[10]	0.00	—
Effect of dilutive stock options and restricted stock units[11]	(0.03)	—
Adjusted diluted[12]	$(0.27)	$(0.07)
Weighted average common shares outstanding attributable to common stockholders:
GAAP diluted	55,538	54,348
Adjusted diluted[12]	52,908	54,348
______________________________________________________________________
Notes:
1Adjustments represent certain professional service and legal fees and related (credits) costs which we otherwise would not have incurred as part of our business operations.
2Adjustments represent transaction costs in connection with the rag & bone acquisition which we otherwise would not have incurred as part of our business operations.
3During the first quarter of fiscal 2025, we recorded separation charges related to the transition of the operation of our U.S. distribution center, which was formerly owner-operated, to a third-party logistics provider.
4Adjustments represent asset impairment charges related primarily to impairment of property and equipment related to certain retail locations resulting from under-performance and expected store closures.
5Adjustments represent loss on extinguishment of debt from a portion of the exchanged 2024 Notes in April 2023 and March 2024.
6In April 2023, January 2024, and March 2024 we issued $275 million, $65 million and $12 million principal amount of 3.75% convertible senior notes due 2028 in private offerings, respectively. The debt discount resulted from: (1) the modification accounting for a portion of the exchanged 2024 Notes in April 2023, and (2) recognized embedded derivative liability for the issuances of the Additional 2028 Notes. The debt discount will be amortized as non-cash interest expense over the term of the 2028 Notes.
7Adjustments represent changes in fair value of the equity-linked derivatives associated with the 2028 Notes.
8Adjustments represent discrete income tax items related primarily to the impact from changes in the income tax law in certain tax jurisdictions.

9The income tax effect of certain professional service and legal fees and related (credits) costs, transaction costs in connection with the acquisition of rag & bone, separation charges related to the transition of the operation of our U.S. distribution center, asset impairment charges, loss on extinguishment of debt and amortization of debt discount was based on our assessment of deductibility using the statutory income tax rate (inclusive of the impact of valuation allowances) of the tax jurisdiction in which the charges were incurred.
10We exclude the dilutive impact of the Notes at stock prices below $41.45 for the 2024 Notes and below $37.89 for the 2028 Notes, based on the bond hedge contracts in place that will deliver shares to offset dilution. At stock prices in excess of $41.45 for the 2024 Notes and $37.89 for the 2028 Notes, we would have an obligation to deliver additional shares in excess of the dilution protection provided by the bond hedges.
11Adjustments represent the potentially dilutive impact of outstanding stock options and restricted stock units which are not included in the computation of diluted net loss per share as the impact would be antidilutive.
12Adjustments include the related income tax effect based on our assessment of deductibility using the statutory income tax rate (inclusive of the impact of valuation allowances) of the tax jurisdiction in which the charges were incurred.
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
During the three months ended May 4, 2024, we relied primarily on trade credit, available cash, real estate and other operating leases, finance leases, proceeds from our credit facilities and term loans and internally generated funds to finance our operations. We anticipate we will be able to satisfy our ongoing cash requirements for the foreseeable future, including at least the next 12 months, for working capital, capital expenditures, payments on our debt, finance leases and operating leases, as well as lease modification payments, potential acquisitions and investments, expected income tax payments, dividend payments to stockholders and share repurchases, if any, primarily with cash flow from operations and existing cash balances as supplemented by borrowings under our existing credit facilities, proceeds from our term loans and other indebtedness, as needed.
In May 2022, we entered into a €250 million revolving credit facility through a European subsidiary, which replaced certain European short-term borrowing arrangements. As of May 4, 2024, we had approximately $96.9 million of remaining borrowing capacity on this facility. In December 2022, we entered into an amendment of our senior secured asset-based revolving credit facility, which increased borrowing capacity from $120 million to $150 million and extended the maturity date of the credit facility to December 20, 2027. In March 2024, we amended the senior secured asset-based revolving credit facility to increase the total borrowing capacity under the facility by $50 million to $200 million. As of May 4, 2024, we had approximately $171.1 million of borrowing capacity on this facility.
Due to the seasonality of our business and cash needs, we may increase borrowings under our established credit facilities or enter new credit facilities from time-to-time during the next 12 months and beyond. If we experience a sustained decrease in consumer demand, we may require access to additional credit, which may not be available to us on commercially acceptable terms or at all.
In March 2024, we issued approximately $12.1 million principal amount of the March Additional 2028 Notes in exchange for approximately $14.6 million of our outstanding 2024 Notes in a private offering. In April 2024, upon maturity of the 2024 Notes, we settled the remaining $33.5 million principal amount of our then-outstanding 2024 Notes. We expect to settle the 2028 Notes in fiscal 2029 in cash and any excess in shares. Our outstanding 2028 Notes may be converted at the option of the holders as described in “Part I, Item 1. Financial Statements – Note 11 – Convertible Senior Notes and Related Transactions” of this Form 10-Q and in “Note 10 – Convertible Senior Notes and Related Transactions” of the Consolidated Financial Statements included in our Annual Report on Form 10-K. As of May 4, 2024, none of the conditions allowing holders of the 2028 Notes to convert had been met. Pursuant to the terms of the 2028 Notes, if our stock trading price exceeds 130% of the conversion price of the 2028 Notes (approximately $22.39 for the 2028 Notes as of May 4, 2024) for at least 20 trading days during the 30 consecutive trading-day period ending on, and including, the last trading day of any calendar quarter, holders of the 2028 Notes would have the right to convert their convertible notes during the next calendar quarter. In accordance with the terms of the indentures governing the 2028 Notes, we are required to adjust the conversion rate and the conversion price of the 2028 Notes for quarterly dividends exceeding $0.225 per share. Upon conversion, we will pay or deliver, as the case may be, cash, shares of our common stock or a combination of cash and shares of our common stock, at our election, in the manner and subject to the terms and conditions provided in the indenture governing the 2028 Notes. The convertible note hedge transaction we entered into in connection with our issuance of the 2028 Notes is expected generally to reduce the potential dilution upon conversion of the 2028 Notes and/or offset any cash payments we are required to make in excess of the principal amount of the 2028 Notes that are converted, as the case may be.
We have historically considered the undistributed earnings of our foreign subsidiaries to be indefinitely reinvested. As a result of the 2017 Tax Cuts and Jobs Act, we had a substantial amount of previously taxed earnings that could be distributed to the U.S. without additional U.S. taxation. As of May 4, 2024, we determined that approximately $53.1 million of such foreign earnings are not indefinitely reinvested. The incremental tax cost to repatriate these earnings to the U.S. is immaterial. We intend to indefinitely reinvest the remaining earnings from our foreign subsidiaries for which a deferred income tax liability has not already been recorded. We continue to evaluate our plans for reinvestment or repatriation of unremitted foreign earnings and regularly review our cash positions and determination of indefinite reinvestment of foreign earnings. If we determine that all or a portion of such foreign earnings are no longer indefinitely reinvested, we may be subject to additional foreign withholding taxes and U.S. state income taxes, beyond the one-time transition tax.
As of May 4, 2024, we had cash and cash equivalents of $241.7 million, of which approximately $47.1 million was held in the U.S. Excess cash and cash equivalents, which represent the majority of our outstanding balance, are held primarily in overnight deposit and short-term time deposit accounts and money market accounts. As of May 4, 2024, we had roughly $279 million of available global borrowing capacity, bringing our combined cash, cash equivalents and borrowing capacity to slightly over $520 million. Please refer to “Forward-Looking Statements” discussed above and “Part I, Item 1A. Risk Factors” contained in our most recent Annual Report on Form 10-K for the fiscal year ended February 3, 2024 for a discussion of risk factors which could reasonably be likely to result in a decrease of internally generated funds available to finance capital expenditures and working capital requirements.

Three Months Ended May 4, 2024 and April 29, 2023
Operating Activities
Net cash used in operating activities was $22.9 million for the three months ended May 4, 2024, compared to $12.7 million for the same prior-year period, or a deterioration of $10.3 million. This deterioration was driven primarily by lower cash earnings and unfavorable changes in working capital, partially offset by the upfront cash payment related to the handbag license renewal.
Investing Activities
Net cash used in investing activities was $77.9 million for the three months ended May 4, 2024, compared to $17.4 million for the same prior-year period. Net cash used in investing activities for the three months ended May 4, 2024 related primarily to our business acquisition, investments in existing store remodeling programs and retail expansion and, to a lesser extent, technology and other infrastructure.
The increase in cash used in investing activities was driven primarily by our rag & bone acquisition during the three months ended May 4, 2024. During each of the three months ended May 4, 2024 and April 29, 2023, we opened eight directly-operated stores.
Financing Activities
Net cash used in financing activities was $15.7 million for the three months ended May 4, 2024, compared to net cash provided by financing activities of $53.3 million for the same prior-year period. The deterioration of $69.0 million was primarily due to the payment of a special cash dividend and repayments of convertible senior notes during the three months ended May 4, 2024 and proceeds from the issuance of convertible senior notes during the three months ended April 29, 2023, partially offset by higher net borrowings and lower share repurchases during the three months ended May 4, 2024.
Effect of Exchange Rates on Cash and Cash Equivalents and Restricted Cash
During the three months ended May 4, 2024, changes in foreign currency translation rates decreased our reported cash, cash equivalents and restricted cash balance by $0.7 million compared to a decrease of $0.4 million during the same prior-year period. Refer to “Foreign Currency Volatility” for further information on fluctuations in exchange rates.
Working Capital
As of May 4, 2024, we had net working capital (including cash and cash equivalents) of $439.4 million compared to $433.9 million at February 3, 2024 and $383.6 million at April 29, 2023. Our primary working capital needs are for payments for inventories, salaries and wages, and the current portion of lease liabilities.
The accounts receivable balance consists of trade receivables relating primarily to our wholesale business in Europe and, to a lesser extent, to our wholesale businesses in the Americas and Asia, royalty receivables relating to our licensing operations, credit card and retail concession receivables related to our retail businesses and certain other receivables. Accounts receivable increased by $11.1 million, or 3.9%, to $297.4 million as of May 4, 2024, from $286.3 million at April 29, 2023. On a constant currency basis, accounts receivable increased by $24.0 million, or 8.4%, when compared to April 29, 2023. As of May 4, 2024, approximately 40% of our total net trade receivables and 63% of our European net trade receivables were subject to credit insurance coverage, certain bank guarantees or letters of credit for collection purposes. Our credit insurance coverage contains certain terms and conditions specifying deductibles and annual claim limits.
Inventory increased by $26.0 million, or 4.9%, to $554.9 million as of May 4, 2024, from $528.9 million at April 29, 2023. On a constant currency basis, inventory increased by $41.9 million, or 7.9%, when compared to April 29, 2023, driven primarily by our rag & bone acquisition.

Capital Expenditures
Gross capital expenditures totaled $21.1 million, before deducting lease incentives of $0.6 million, for the three months ended May 4, 2024. This compares to gross capital expenditures of $17.3 million for the same prior-year period.
We will periodically evaluate strategic opportunities and pursue those we believe will support and contribute to our overall growth initiatives and/or will leverage our global infrastructure and network of licensees and wholesale partners.
Dividends
On March 20, 2024, the Company announced a special cash dividend of $2.25 per share on the Company’s common stock in addition to a regular quarterly cash dividend of $0.30 per share. The dividends were paid on May 3, 2024 to shareholders of record as of the close of business on April 17, 2024.
On May 30, 2024, we announced a regular quarterly cash dividend of $0.30 per share on our common stock. The cash dividend will be paid on June 28, 2024 to shareholders of record as of the close of business on June 12, 2024. As a result of this dividend declaration and in accordance with the terms of the indenture governing the 2028 Notes, we will adjust the conversion rate (which is expected to increase) and the conversion price (which is expected to decrease) of the 2028 Notes, effective as of June 11, 2024. A downward adjustment is also expected to be made to the strike prices of the convertible note hedges and the warrants entered into in connection with the 2028 Notes, each of which will be decreased in accordance with the terms of the applicable convertible note hedge confirmations and warrant confirmations.
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
Share Repurchases
During fiscal 2022, the Board of Directors authorized a $200 million share repurchase program (the “2021 Share Repurchase Program”). On March 14, 2022, the Board of Directors expanded its repurchase authorization by $100 million. As of February 3, 2024, there was no remaining authority under the 2021 Share Repurchase Program to purchase our common stock.
On March 25, 2024, the Board of Directors authorized a $200 million share repurchase program (the “2024 Share Repurchase Program”). Repurchases may be made on the open market or in privately negotiated transactions, pursuant to Rule 10b5-1 trading plans or other available means. There is no minimum or maximum number of shares to be repurchased under the program and the program may be discontinued at any time without prior notice.
During the three months ended May 4, 2024, we repurchased 0.3 million shares under our 2024 Share Repurchase Program at an aggregate cost of $10.3 million. These shares were repurchased through broker assisted market transactions in connection with the exchange of 2024 Notes for March Additional 2028 Notes. During the three months ended April 29, 2023, we repurchased 2.2 million shares under our 2021 Share Repurchase Program at an aggregate cost of $42.8 million, including excise tax. These shares were repurchased through broker assisted market transactions in connection with the exchange and subscription offering related to the 2024 Notes and the Initial 2028 Notes. As of May 4, 2024, we had remaining authority under the 2024 Share Repurchase Program to purchase $189.7 million of our common stock.

Borrowings and Finance Lease Obligations and Convertible Senior Notes
In April 2023, we issued $275 million aggregate principal amount of Initial 2028 Notes and retired approximately $184.9 million aggregate principal of 2024 Notes in a private offering. In January 2024, we issued $64.8 million principal amount of January Additional 2028 Notes in exchange for $67.1 million of 2024 Notes in a private offering. In March 2024, we issued $12.1 million principal amount of March Additional 2028 Notes in exchange for $14.6 million of 2024 Notes in a private offering. Immediately following the closing of the March 2024 transaction, $33.5 million in aggregate principal amount of the 2024 Notes remained outstanding, which were settled in April 2024 upon maturity of the 2024 Notes. Refer to “Part I, Item 1. Financial Statements – Note 11 – Convertible Senior Notes and Related Transactions” in this Form 10-Q for disclosures about our convertible senior notes and related transactions.
In addition, refer to “Part I, Item 1. Financial Statements – Note 10 – Borrowings and Finance Lease Obligations” in this Form 10-Q for disclosures about our borrowings and finance lease obligations.
Supplemental Executive Retirement Plan
As a non-qualified pension plan, no dedicated funding of our SERP is required; however, we have made periodic payments into insurance policies held in a rabbi trust to fund the expected obligations arising under the non-qualified SERP.
The cash surrender values of the insurance policies were $62.7 million and $63.4 million as of May 4, 2024 and February 3, 2024, respectively, and were included in other assets in our condensed consolidated balance sheets. As a result of changes in the value of the insurance policy investments, we recorded unrealized losses of $0.2 million and unrealized gains of $0.1 million in other income (expense) during the three months ended May 4, 2024 and April 29, 2023, respectively. The projected benefit obligation was $37.7 million as of each of May 4, 2024 and February 3, 2024, and was included in accrued expenses and other current liabilities and other long-term liabilities in our condensed consolidated balance sheets depending on the expected timing of payments. SERP benefit payments of $0.5 million were made during each of the three months ended May 4, 2024 and April 29, 2023.
Material Cash Requirements
As of May 4, 2024, except as disclosed above, there were no material changes to our material cash requirements from known contractual and other obligations, including commitments for capital expenditures, outside the ordinary course of business compared to the disclosures included under “Liquidity and Capital Resources - Material Cash Requirements” in Part II, Item 7 in our Form 10-K for the fiscal year ended February 3, 2024. Refer to “Part I, Item 1. Financial Statements – Note 10 – Borrowings and Finance Lease Obligations” and “Part I, Item 1. Financial Statements – Note 11 – Convertible Senior Notes and Related Transactions” for further information.
Application of Critical Accounting Policies and Estimates
Our critical accounting policies reflecting our estimates and judgments are described in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the fiscal year ended February 3, 2024 filed with the SEC on April 1, 2024. There have been no significant changes to our critical accounting policies since the filing of our Annual Report on Form 10-K.
Recently Issued Accounting Guidance
Refer to “Part I, Item 1. Financial Statements – Note 1 – Basis of Presentation” for disclosures about recently issued accounting guidance.

ITEM 3.Quantitative and Qualitative Disclosures About Market Risk.
Exchange Rate Risk
Approximately three-quarters of product sales recorded for the three months ended May 4, 2024 were denominated in currencies other than the U.S. dollar. Our primary exchange rate risk relates to operations in Europe, Canada, South Korea, China, Hong Kong and Mexico. Changes in currencies affect our earnings in various ways. For further discussion on currency-related risk, please refer to our risk factors under “Part I, Item 1A. Risk Factors” contained in our most recent Annual Report on Form 10-K for the fiscal year ended February 3, 2024.
Foreign Currency Transaction Gains and Losses
Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency, including gains and losses on foreign exchange currency contracts (see below), are included in the condensed consolidated statements of income (loss). Net realized and unrealized foreign currency transaction losses of $3.7 million and gains of $4.0 million were included in the determination of net earnings (loss) for the three months ended May 4, 2024 and April 29, 2023, respectively.
Derivative Instruments Not Designated as Hedging Instruments
We also have foreign exchange currency contracts that are not designated as hedging instruments for accounting purposes. Changes in fair value of foreign exchange currency contracts not designated as hedging instruments are reported in net earnings (loss) as part of other income (expense). We recorded a net gain of $0.5 million and a net loss of $0.6 million as of May 4, 2024 and April 29, 2023, respectively, for our euro dollar foreign currency contracts not designated as hedges, which was included in other income (expense). As of May 4, 2024, we had euro foreign exchange currency contracts to purchase $73.0 million expected to mature over the next 10 months. As of May 4, 2024, the net unrealized loss of these open forward contracts recorded in our consolidated balance sheet was approximately $1.0 million.
We have recognized equity-linked derivatives including the embedded derivative associated with the Additional 2028 Notes. In connection with the 2028 Notes, we also purchased convertible note hedges which did not qualify for the derivative scope exception for equity-linked instruments. These derivatives are not designated as hedging instruments for accounting purposes. Changes in fair value of these derivatives are reported in net earnings (loss) as part of other income (expense).
Contract Sensitivity Analysis
As of May 4, 2024, a sensitivity analysis of changes in foreign currencies when measured against the U.S. dollar indicates that, if the U.S. dollar had uniformly weakened by 10% against all of the U.S. dollar denominated foreign exchange derivatives totaling $268.0 million, the fair value of the instruments would have decreased by $29.8 million. Conversely, if the U.S. dollar uniformly strengthened by 10% against all of the U.S. dollar denominated foreign exchange derivatives, the fair value of these instruments would have increased by $24.4 million. Any resulting changes in the fair value of the hedged instruments may be partially offset by changes in the fair value of certain balance sheet positions (primarily U.S. dollar denominated liabilities in our foreign operations) impacted by the change in the foreign currency rate. The ability to reduce the exposure of currencies on earnings depends on the magnitude of the derivatives compared to the balance sheet positions during each reporting cycle.

The fair values of the equity-linked derivatives are measured using a binomial lattice model utilizing unobservable inputs (e.g. the expected volatility and instrument specific credit spread). As of May 4, 2024, if the expected volatility was increased to 40%, keeping all other inputs constant, the fair value of the embedded derivative would increase from $30.2 million to $35.8 million and the fair value of the convertible note hedge would increase from $138.3 million to $163.7 million. If the expected volatility was decreased to 20%, the fair value of the embedded derivative would decrease from $30.2 million to $24.6 million and the fair value of the convertible note hedge would decrease from $138.3 million to $112.5 million. If the credit spread increased from 1.4% to 2.4%, keeping all other inputs constant, the fair value of the embedded derivative would increase from $30.2 million to $31.6 million and the fair value of the convertible note hedge would increase from $138.3 million to $144.5 million. If the credit spread decreased from 1.4% to 0.4%, the fair value of the embedded derivative would decrease from $30.2 million to $28.8 million and the fair value of the convertible note hedge would decrease from $138.3 million to $131.8 million.
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
In April 2023, we issued $275 million aggregate principal amount of Initial 2028 Notes and retired approximately $184.9 million aggregate principal of 2024 Notes in a private offering. In January 2024, we issued $64.8 million principal amount of January Additional 2028 Notes in exchange for $67.1 million of 2024 Notes in a private offering. In March 2024, we issued $12.1 million principal amount of March Additional 2028 Notes in exchange for $14.6 million of 2024 Notes in a private offering. Immediately following the closing of the March 2024 transaction, $33.5 million in aggregate principal amount of the 2024 Notes remained outstanding, which were settled upon maturity in April 2024. The fair value of the 2028 Notes and the equity-linked derivatives associated with the 2028 Notes are subject to interest rate risk, market risk and other factors due to the conversion feature of the 2028 Notes. The fair value of the 2028 Notes and the equity-linked derivatives will generally increase as our common stock price increases and will generally decrease as our common stock price declines. Changes in fair value of the equity-linked derivatives impact our financial position and results of operations. The interest and market value changes affect the fair value of the 2028 Notes but do not impact our corresponding financial position, cash flows or results of operations due to the fixed nature of the debt obligation.
Interest Rate Swap Agreement Sensitivity Analysis
As of May 4, 2024, we had borrowings under our credit facility arrangements of $195.2 million which are based on variable rates of interest. Accordingly, changes in interest rates would impact our results of operations in future periods. A 100 basis point increase in interest rates would not have had a significant effect on interest expense for the three months ended May 4, 2024.
As of May 4, 2024, we had indebtedness related to term loans of $9.7 million, finance lease obligations of $14.0 million and the Mortgage Debt of $16.3 million. The term loans provide for annual interest rates ranging from 1.5% to 6.7%. The finance lease obligations are based on fixed interest rates derived from the respective agreements. Prior to May 1, 2023, the interest rate on the Mortgage Debt was a variable rate based on LIBOR. In May 2023, the Company amended the terms of the Mortgage Debt for the interest rate to be based on SOFR, effective May 1, 2023. The Company also amended its existing interest rate swap agreement, resulting in a swap fixed rate of approximately 3.14% that matures in January 2026 (prior to this amendment, the agreement resulted in a swap fixed rate of approximately 3.06%). The interest rate swap agreement is designated as a cash flow hedge and converts the nature of our Mortgage Debt from SOFR floating-rate debt to fixed-rate debt.

The fair values of our debt instruments are based on the amount of future cash flows associated with each instrument discounted using our incremental borrowing rate. As of May 4, 2024 and February 3, 2024, the carrying value was not materially different from fair value, as the interest rates on our debt approximated rates currently available to us. The fair value of the Notes is determined based on inputs that are observable in the market and have been classified as Level 2 in the fair value hierarchy.

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
There was no change in our internal control over financial reporting during the first quarter of fiscal 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. Legal Proceedings.
Refer to “Part I, Item 1. Financial Statements – Note 14 – Commitments and Contingencies” in this Form 10-Q for disclosures about our legal and other proceedings.
ITEM 1A. Risk Factors.
There have not been any material changes in the Risk Factors as previously disclosed in our Annual Report on Form 10-K for the year ended February 3, 2024 filed with the SEC on April 1, 2024.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Items (a) and (b) are not applicable.
Item (c). Issuer Purchases of Equity Securities
Our share repurchases during each fiscal month of the first quarter of fiscal 2025 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
February 4, 2024 to March 2, 2024
Repurchase program[1]	—	—	—	$—
Employee transactions[2]	223	$23.13	—
March 3, 2024 to April 6, 2024
Repurchase program[1]	326,429	$31.47	326,429	$189,727,279
Employee transactions[2]	2,000	$30.39	—
April 7, 2024 to May 4, 2024
Repurchase program[1,3]	90,729	$28.19	—	$189,727,279
Employee transactions[2]	—	—	—
Total
Repurchase program[1]	417,158	$30.76	326,429
Employee transactions[2]	2,223	$29.66	—
______________________________________________________________________
Notes:
1On March 25, 2024, the Board of Directors authorized a new $200 million share repurchase program (the “2024 Share Repurchase Program”). Repurchases may be made on the open market or in privately negotiated transactions, pursuant to Rule 10b5-1 trading plans or other available means. There is no minimum or maximum number of shares to be repurchased under the program and the program may be discontinued at any time, without prior notice.
2Consists of shares surrendered to, or withheld by, us in satisfaction of employee tax withholding obligations that occur upon vesting of restricted stock awards granted under our 2004 Equity Incentive Plan, as amended.
3Consists of shares purchased upon exercise of the convertible note hedge in connection with the settlement of 2024 Notes in April 2024 (and not in connection with the 2024 Share Repurchase Program).

ITEM 5. Other Information.
Insider Trading Arrangements
During the quarter ended May 4, 2024, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

3.3.
Certificate of Amendment, dated June 3, 2024, to the Restated Certificate of Incorporation of Guess?, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 4, 2024).

3.4.	Fourth Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 30, 2021).
*†10.1.	Guess?, Inc. Annual Incentive Bonus Plan (Restated 2024)
*10.2.	2004 Equity Incentive Plan (Amended and Restated as of April 10, 2024) (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 4, 2024).
10.3.
Form of Call Option Confirmation between the Registrant and the Option Counterparty (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 3, 2024).

10.4.
Form of Warrant Confirmation between the Registrant and the Option Counterparty (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 3, 2024).

10.5.
Amendment Number Four to Amended & Restated Loan, Guaranty and Security Agreement, dated as of December 20, 2022, by and among Guess?, Inc., Guess? Retail, Inc., Guess.com, Inc., Guess? Canada Corporation, the guarantors party thereto, Bank of America, N.A., as agent for the lenders, and each of the lenders party thereto (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 3, 2024).

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

Guess?, Inc.

Date:	June 7, 2024	By:	/s/ CARLOS ALBERINI
Carlos Alberini
Chief Executive Officer

Date:	June 7, 2024	By:	/s/ MARKUS NEUBRAND
Markus Neubrand
Chief Financial Officer
(Principal Financial Officer)