Form 10-Q
period 2024-08-03
GUESS INC
filed 2024-09-06
CIK 912463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended August 03, 2024
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
As of September 3, 2024, the registrant had 51,422,316 shares of Common Stock, $0.01 par value per share, outstanding.

GUESS?, INC.
FORM 10-Q
i

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements.

GUESS?, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	Aug 3, 2024	Feb 3, 2024
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$218,856	$360,285
Accounts receivable, net	332,037	314,769
Inventories	603,263	466,297
Other current assets	101,701	84,122
Total current assets	1,255,857	1,225,473
Property and equipment, net	238,088	246,648
Goodwill	34,335	34,100
Deferred income tax assets	177,139	178,910
Restricted cash	1,394	—
Operating lease right-of-use assets	767,463	667,031
Other assets	302,369	237,859
	$2,776,645	$2,590,021
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of borrowings and finance lease obligations	$41,348	$40,781
Accounts payable	345,648	272,830
Accrued expenses and other current liabilities	280,950	263,447
Convertible senior notes due 2024, net	—	48,048
Current portion of operating lease liabilities	187,568	166,451
Total current liabilities	855,514	791,557
Convertible senior notes due 2028, net	350,546	336,717
Long-term debt and finance lease obligations	187,838	28,210
Long-term operating lease liabilities	638,228	542,392
Other long-term liabilities	212,491	155,829
Total liabilities	2,244,617	1,854,705
Redeemable noncontrolling interests	385	522

Commitments and contingencies (Note 14)

Stockholders’ equity:
Preferred stock, $.01 par value. Authorized 10,000,000 shares; no shares issued and outstanding	—	—
Common stock, $.01 par value. Authorized 150,000,000 shares; issued 142,771,253 and 142,771,315 shares; outstanding 51,418,318 and 53,007,966 shares as of August 3, 2024 and February 3, 2024, respectively	514	530
Paid-in capital	599,899	594,520
Retained earnings	1,262,730	1,412,426
Accumulated other comprehensive loss	(137,658)	(137,010)
Treasury stock, 91,352,935 and 89,763,349 shares as of August 3, 2024 and February 3, 2024, respectively	(1,234,275)	(1,185,526)
Guess?, Inc. stockholders’ equity	491,210	684,940
Nonredeemable noncontrolling interests	40,433	49,854
Total stockholders’ equity	531,643	734,794
	$2,776,645	$2,590,021

See accompanying notes to condensed consolidated financial statements.

GUESS?, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	Aug 3, 2024	Jul 29, 2023	Aug 3, 2024	Jul 29, 2023
Product sales	$703,460	$636,496	$1,266,413	$1,182,406
Net royalties	29,100	28,016	58,090	51,904
Net revenue	732,560	664,512	1,324,503	1,234,310
Cost of product sales	412,617	370,069	756,459	707,882
Gross profit	319,943	294,443	568,044	526,428
Selling, general and administrative expenses	282,951	229,652	549,799	460,625
Asset impairment charges	2,277	2,622	3,418	4,556
Net gains on lease modifications	—	(2,431)	—	(2,431)
Gain on sale of assets	(13,781)	—	(13,781)	—
Loss on equity method investment	720	—	720	—
Earnings from operations	47,776	64,600	27,888	63,678
Other income (expense):
Interest expense	(7,707)	(5,742)	(14,081)	(9,960)
Interest income	2,957	2,861	6,605	5,376
Loss on extinguishment of debt	—	—	(1,952)	(7,696)
Other expense, net	(39,873)	(4,592)	(4,106)	(7,223)
Total other expense	(44,623)	(7,473)	(13,534)	(19,503)

Earnings before income tax expense	3,153	57,127	14,354	44,175
Income tax expense	11,789	15,165	7,084	12,907
Net earnings (loss)	(8,636)	41,962	7,270	31,268
Net earnings attributable to noncontrolling interests	1,967	2,929	4,851	4,040
Net earnings (loss) attributable to Guess?, Inc.	$(10,603)	$39,033	$2,419	$27,228

Net earnings (loss) per common share attributable to common stockholders:
Basic	$(0.21)	$0.73	$0.04	$0.50
Diluted	$(0.28)	$0.59	$0.04	$0.46

Weighted average common shares outstanding attributable to common stockholders:
Basic	52,436	52,951	52,672	53,649
Diluted	67,092	69,869	54,118	65,608

See accompanying notes to condensed consolidated financial statements.

GUESS?, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)

	Three Months Ended		Six Months Ended
	Aug 3, 2024	Jul 29, 2023	Aug 3, 2024	Jul 29, 2023
Net earnings (loss)	$(8,636)	$41,962	$7,270	$31,268
Other comprehensive income (loss):
Foreign currency translation adjustment
Gains (losses) arising during the period	(1,952)	7,360	(4,308)	9,690
Derivative financial instruments designated as cash flow hedges
Gains (losses) arising during the period	(2,219)	2,805	(855)	1,748
Less income tax effect	387	(350)	168	(235)
Reclassification to net earnings (loss) for (gains) losses realized	(1)	(459)	1,889	(6,480)
Less income tax effect	88	68	(182)	746
Defined benefit plans
Foreign currency and other adjustments	(321)	(159)	(58)	(340)
Less income tax effect	39	14	9	34
Net actuarial (gain) loss amortization	(4)	65	(7)	127
Prior service credit amortization	(40)	(40)	(80)	(79)
Less income tax effect	20	(2)	20	(4)
Total comprehensive income (loss)	(12,639)	51,264	3,866	36,475
Less comprehensive income (loss) attributable to noncontrolling interests:
Net earnings	1,967	2,929	4,851	4,040
Foreign currency translation adjustment	(3,393)	2,382	(2,756)	3,691
Amounts attributable to noncontrolling interests	(1,426)	5,311	2,095	7,731
Comprehensive income (loss) attributable to Guess?, Inc.	$(11,213)	$45,953	$1,771	$28,744

See accompanying notes to condensed consolidated financial statements.

GUESS?, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended
	Aug 3, 2024	Jul 29, 2023
Cash flows from operating activities:
Net earnings	$7,270	$31,268
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	33,581	30,833
Amortization of debt discount and issuance costs	2,668	989
Share-based compensation expense	9,006	10,075
Forward contract (gains) losses	1,366	(8,385)
Net (gain) loss from impairment and disposition of long-term assets	(10,065)	5,362
Change in fair value remeasurement of derivatives related to convertible senior notes	1,982	—
Loss on extinguishment of debt	1,952	7,696
Other items, net	13,858	8,515
Changes in operating assets and liabilities:
Accounts receivable	6,590	27,330
Inventories	(88,670)	(38,666)
Prepaid expenses and other assets	(11,267)	471
Operating lease assets and liabilities, net	(5,241)	(12,314)
Accounts payable and accrued expenses and other current liabilities	44,131	(14,074)
Other long-term liabilities	14,573	(1,827)
Net cash provided by operating activities	21,734	47,273
Cash flows from investing activities:
Purchases of property and equipment	(41,478)	(34,793)
Proceeds from sale of long-lived assets	39,809	1
Business acquisition, net of cash acquired	(54,981)	—
Net cash settlement of forward contract	257	(721)
Other investing activities	(4,501)	(323)
Net cash used in investing activities	(60,894)	(35,836)
Cash flows from financing activities:
Proceeds from borrowings	241,014	76,469
Repayments on borrowings and finance lease obligations	(83,645)	(31,088)
Proceeds from issuance of convertible senior notes	—	80,324
Repayments of convertible senior notes	(33,292)	—
Proceeds from issuance of warrant	3,665	20,158
Purchase of convertible note hedge	(6,538)	(51,838)
Proceeds from termination of convertible senior note hedge	1,347	7,235
Payments for termination of common stock warrant	(548)	(1,024)
Debt issuance costs	(2,689)	(5,862)
Dividends paid	(151,696)	(29,921)
Noncontrolling interest capital distribution	(8,801)	(222)
Purchase of redeemable noncontrolling interest	—	(8,650)
Issuance of common stock, net of income tax withholdings on vesting of stock awards	6,021	493
Purchase of treasury stock	(60,279)	(42,821)
Net cash provided by (used in) financing activities	(95,441)	13,253
Effect of exchange rates on cash, cash equivalents and restricted cash	(5,434)	2,171
Net change in cash, cash equivalents and restricted cash	(140,035)	26,861
Cash and cash equivalents at the beginning of the year	360,285	275,765
Cash, cash equivalents and restricted cash at the end of the period	$220,250	$302,626

Supplemental cash flow data:
Interest paid	$13,642	$5,138
Income taxes paid, net of refunds	$27,042	$15,483
Non-cash investing and financing activity:
Change in accrual of property and equipment	$632	$(3,468)
Assets acquired under finance lease obligations	$61	$198
Exchange of 2024 Notes for 2028 Notes	$(16,658)	$(161,400)
 See accompanying notes to condensed consolidated financial statements.

GUESS?, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)
(unaudited)

	For the three and six months ended August 3, 2024
	Guess?, Inc. Stockholders’ Equity
	Common Stock					Treasury Stock
	Shares	Amount	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Shares	Amount	Nonredeemable Noncontrolling Interests	Total
Balance at February 3, 2024	53,007,966	$530	$594,520	$1,412,426	$(137,010)	89,763,349	$(1,185,526)	$49,854	$734,794
Net earnings	—	—	—	13,022	—	—	—	2,884	15,906
Other comprehensive income (loss), net of income tax of ($519)	—	—	—	—	(38)	—	—	637	599
Issuance of common stock under stock compensation plan	779,872	8	(4,682)	—	—	(779,934)	10,323	—	5,649
Issuance of stock under Employee Stock Purchase Plan	9,740	—	69	—	—	(9,740)	129	—	198
Share-based compensation	—	—	3,115	5	—	—	—	—	3,120
Dividends	—	—	—	(135,512)	—	—	—	—	(135,512)
Share repurchases	(326,429)	(3)	3	—	—	326,429	(10,279)	—	(10,279)
Noncontrolling interest capital distribution	—	—	—	—	—	—	—	(11,735)	(11,735)
Noncontrolling interest capital contribution	—	—	—	—	—	—	—	219	219
Sale of common stock warrants	—	—	3,665	—	—	—	—	—	3,665
Termination of common stock warrants	—	—	(548)	—	—	—	—	—	(548)
Termination of convertible note hedges	—	—	1,044	—	—	—	—	—	1,044
Settlement of convertible senior notes	122,313	1	(1,413)	—	—	(122,313)	1,624	—	212
Exercise of convertible notes hedges	(90,729)	(1)	2,558	—	—	90,729	(2,557)	—	—
Balance at May 4, 2024	53,502,733	$535	$598,331	$1,289,941	$(137,048)	89,268,520	$(1,186,286)	$41,859	$607,332
Net earnings (loss)	—	—	—	(10,603)	—	—	—	1,967	(8,636)
Other comprehensive loss, net of income tax benefit of $534	—	—	—	—	(610)	—	—	(3,393)	(4,003)
Issuance of common stock under stock compensation plan	178,893	2	(2,394)	—	—	(178,893)	2,378	—	(14)
Issuance of stock under Employee Stock Purchase Plan	10,832	—	44	—	—	(10,832)	144	—	188
Share-based compensation	—	—	3,895	30	—	—	—	—	3,925
Dividends	—	—	—	(16,638)	—	—	—	—	(16,638)
Share repurchases	(2,274,140)	(23)	23	—	—	2,274,140	(50,511)	—	(50,511)
Balance at August 3, 2024	51,418,318	$514	$599,899	$1,262,730	$(137,658)	91,352,935	$(1,234,275)	$40,433	$531,643

See accompanying notes to condensed consolidated financial statements.

GUESS?, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)
(unaudited)

	For the three and six months ended July 29, 2023
	Guess?, Inc. Stockholders’ Equity
	Common Stock					Treasury Stock
	Shares	Amount	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Shares	Amount	Nonredeemable Noncontrolling Interests	Total
Balance at January 28, 2023	54,609,786	$546	$532,398	$1,276,857	$(134,073)	88,161,467	$(1,141,615)	$38,638	$572,751
Net earnings (loss)	—	—	—	(11,805)	—	—	—	1,111	(10,694)
Other comprehensive income (loss), net of income tax benefit of $811	—	—	—	—	(5,404)	—	—	1,309	(4,095)
Issuance of common stock under stock compensation plan	1,085,319	11	(14,519)	—	—	(1,085,319)	14,058	—	(450)
Issuance of stock under Employee Stock Purchase Plan	11,848	—	28	—	—	(11,848)	153	—	181
Share-based compensation	—	—	4,617	3	—	—	—	—	4,620
Dividends	—	—	—	(12,662)	—	—	—	—	(12,662)
Share repurchases	(2,237,872)	(22)	22	—	—	2,237,872	(42,821)	—	(42,821)
Equity component value of convertible note transactions, net	—	—	(744)	—	—	—	—	—	(744)
Sale of common stock warrants	—	—	20,158	—	—	—	—	—	20,158
Purchase of convertible note hedges	—	—	(39,397)	—	—	—	—	—	(39,397)
Termination of common stock warrants	—	—	(1,024)	—	—	—	—	—	(1,024)
Termination of convertible note hedges	—	—	7,235	—	—	—	—	—	7,235
Balance at April 29, 2023	53,469,081	$535	$508,774	$1,252,393	$(139,477)	89,302,172	$(1,170,225)	$41,058	$493,058
Net earnings	—	—	—	39,033	—	—	—	2,929	41,962
Other comprehensive income, net of income tax of ($270)	—	—	—	—	6,920	—	—	2,382	9,302
Issuance of common stock under stock compensation plan	107,116	1	(811)	—	—	(107,116)	1,402	—	592
Issuance of stock under Employee Stock Purchase Plan	11,085	—	24	—	—	(11,085)	146	—	170
Share-based compensation	—	—	5,455	—	—	—	—	—	5,455
Dividends	—	—	—	(16,591)	—	—	—	—	(16,591)
Purchase of redeemable noncontrolling interest	—	—	1,318	—	—	—	—	(1,223)	95
Noncontrolling interest capital distribution	—	—	—	—	—	—	—	(222)	(222)
Balance at July 29, 2023	53,587,282	$536	$514,760	$1,274,835	$(132,557)	89,183,971	$(1,168,677)	$44,924	$533,821

See accompanying notes to condensed consolidated financial statements.

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
August 3, 2024
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
Interim Financial Statements
In the opinion of management, the accompanying unaudited condensed consolidated financial statements of the Company contain all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the condensed consolidated balance sheets as of August 3, 2024 and February 3, 2024, and the condensed consolidated statements of income (loss), comprehensive income (loss), cash flows and stockholders’ equity for the three and six months ended August 3, 2024 and July 29, 2023. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) for interim financial information and the instructions to Rule 10-01 of Regulation S-X of the United States Securities and Exchange Commission (the “SEC”). Accordingly, they have been condensed and do not include all of the information and footnotes required by GAAP for complete financial statements. The results of operations and cash flows for the three and six months ended August 3, 2024 are not necessarily indicative of the results of operations to be expected for the full fiscal year.
These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended February 3, 2024.
Fiscal Periods
The Company operates on a 52/53-week fiscal year calendar, which ends on the Saturday nearest to January 31 of each year. The three and six months ended August 3, 2024 had the same number of days as the three and six months ended July 29, 2023. All references herein to “fiscal 2025”, “fiscal 2024” and “fiscal 2023” represent the results of the 52-week fiscal year ending February 1, 2025, the 53-week fiscal year ended February 3, 2024 and the 52-week fiscal year ended January 28, 2023, respectively.
Business Update, Market Trends and Uncertainties
Macroeconomic conditions, including declines in consumer spending, inflation, higher interest rates, foreign exchange rate fluctuations and the impact of the ongoing wars in Ukraine and Gaza are continuing to negatively impact the Company’s businesses.
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
Use of Estimates
The preparation of the financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the amounts reported in the financial statements and disclosed in the accompanying notes. Significant areas requiring the use of management estimates relate to the allowances for doubtful accounts, sales return and markdown allowances, valuation of inventories, share-based compensation, income taxes, recoverability of deferred income taxes, unrecognized income tax benefits, the useful life of assets for depreciation and amortization, evaluation of asset impairment (including goodwill and long-lived assets, such as property and equipment and operating lease right-of-use (“ROU”) assets), pension obligations, workers’ compensation and medical self-insurance expense and accruals, litigation reserves, restructuring expense and accruals, convertible senior notes and accounting for business combinations. These estimates and assumptions may change as a result of the impact of global economic conditions, such as the uncertainty regarding the impact of the ongoing wars in Ukraine and Gaza, global inflationary pressures, volatility in foreign exchange rates and declining consumer spending. Actual results could differ from those estimates. Revisions in estimates could materially impact the results of operations and financial position.
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
The Company also recognizes royalty revenue from its trademark license agreements. The Company’s trademark license agreements represent symbolic licenses that are dependent on the Company’s continued support over the term of the license agreement. The amount of revenue that is recognized from the licensing arrangements is based on sales-based royalty and advertising fund contributions as well as specific fixed payments, where applicable. The Company’s trademark license agreements customarily provide for a multi-year initial term ranging from three to fifteen years and may contain options to renew prior to expiration for an additional multi-year period. The unrecognized portion of upfront payments is included in deferred royalties in accrued expenses and other long-term liabilities depending on the short or long-term nature of the payments to be recognized. As of August 3, 2024, the Company had $14.8 million and $36.8 million of deferred royalties related to these upfront payments included in accrued expenses and other current liabilities and other long-term liabilities, respectively. This compares to $5.0 million and $14.8 million of deferred royalties related to these upfront payments included in accrued expenses and other current liabilities and other long-term liabilities, respectively, as of February 3, 2024. During the three and six months ended August 3, 2024, the Company recognized $4.3 million and $8.8 million in net royalties, respectively, related to the amortization of deferred royalties. During the three and six months ended July 29, 2023, the Company recognized $3.6 million and $7.2 million in net royalties, respectively, related to the amortization of deferred royalties.
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
As of August 3, 2024, approximately 46% of the Company’s total net trade accounts receivable and 65% of its European net trade receivables were subject to credit insurance coverage, certain bank guarantees or letters of credit for collection purposes. The Company’s credit insurance coverage contains certain terms and conditions specifying deductibles and annual claim limits. Management evaluates the creditworthiness of the counterparties to the credit insurance, bank guarantees and letters of credit and records a provision for the risk of loss on these instruments based on these evaluations as considered necessary.
The Company’s credit losses for the periods presented were not significant compared to sales and did not significantly exceed management’s estimates. Refer to Note 6 for further information on the Company’s allowance for doubtful accounts.
Recently Adopted Accounting Guidance
Common Control Arrangements
In March 2023, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance to amend certain provisions of Accounting Standards Codification 842 that apply to arrangements between related parties under common control. The amendment requires leasehold improvements associated with common control leases to be amortized over the useful life to the common control group, and requires certain disclosures when the lease term is shorter than the useful life of the asset. This Accounting Standards Update (“ASU”) is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. The Company adopted this guidance during the three months ended May 4, 2024, which had no material impact on the Company’s consolidated financial position, results of operations or cash flows.
Recently Issued Accounting Guidance
Joint Venture Formations
In August 2023, the FASB issued authoritative guidance regarding the initial measurement of joint ventures. Upon formation, a joint venture is required to recognize and initially measure its assets and liabilities at fair value. The new guidance is applicable to joint ventures with a formation date on or after January 1, 2025. Early adoption and retrospective application of the amendments are permitted. The Company is currently evaluating the impact this guidance will have on its consolidated financial statements.
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
(2)    Acquisition of rag & bone
On April 2, 2024, the Company completed the acquisition of the operating assets and liabilities of rag & bone, a lifestyle and apparel fashion brand. This included the direct operation of 34 stores in the U.S. and two stores in the U.K. Concurrent with the closing of the acquisition, (i) a joint venture owned 50% by each of the Company and global management firm WHP Global (the “Joint Venture”) acquired rag & bone’s intellectual property and (ii) the Company, through Guess Europe Sagl, a wholly owned subsidiary of the Company, entered into an Intellectual Property License Agreement (the “License Agreement”) with the Joint Venture granting the Company the exclusive right to use rag & bone intellectual property to manufacture licensed products worldwide and to sell licensed products in specified territories in exchange for payment of royalty fees by the Company to the Joint Venture.
The Company paid total cash consideration of approximately $57.1 million at closing for both the operating assets and its 50% interest in the licensing assets. In addition, there is potential for incremental earnout consideration to the sellers, of which the Company could be responsible for a maximum of $12.8 million, based on preset levels of sales and EBITDA performance of the rag & bone operations in its fiscal year ending January 4, 2025. The Company recorded a $2.0 million payable with respect to the potential earnout payment during the quarter ended May 4, 2024 based on its assessment of the fair value measurement of such earnout as of April 2, 2024. There was no material change in the assessed fair value of the potential earnout as of August 3, 2024.
The transaction is intended to provide the following strategic and financial benefits:
•Leverage the Company’s powerful infrastructure to accelerate rag & bone growth and drive synergies;
•Expand the Company’s global lifestyle brand portfolio with the rag & bone brand, allowing the Company to reach a very attractive customer base that is complimentary to that of the Guess and Marciano brands.
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
The purchase price allocation as of the acquisition date was based on a preliminary valuation and is subject to change as more detailed analyses are completed and additional information about the fair value of assets acquired and liabilities assumed becomes available. For the three months ended August 3, 2024, purchase price allocation adjustments were immaterial. The purchase price consideration was allocated to assets acquired and liabilities assumed based on their respective fair values as follows (in thousands):

Apr 2, 2024
Cash and cash equivalents	$2,083
Accounts receivable	23,582
Inventory	52,105
Other current assets	10,900
Total current assets	88,670
Property and equipment	12,605
Operating lease right-of-use assets	38,821
Other assets	61,840
Total assets acquired	$201,936

Accounts payable	$23,752
Accrued expenses	11,923
Current portion of operating lease liabilities	16,588
Total current liabilities	52,263
Long-term operating lease liabilities	44,496
Total liabilities assumed	$96,759

Fair value of net assets acquired	$105,177

Cash	$57,064
Earnout consideration	2,040
Vendor consideration	46,073
Fair value of acquisition consideration	$105,177
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
The Company considers the difference between the total fair value received, inclusive of the deferred tax asset recognized by the Company associated with the transaction, and consideration paid, to be a vendor consideration liability, which reflects the incentive the Company received to enter into the rag & bone transaction and related License Agreement. As such, a $46.1 million vendor consideration liability was recorded on the Company’s condensed consolidated balance sheets and no goodwill was recognized as of the acquisition date. The vendor consideration liability will be amortized over five years.
During the three and six months ended August 3, 2024, the Company incurred $0.1 million and $5.7 million, respectively, of transaction-related costs in connection with the acquisition of rag & bone, which was included in selling, general and administrative expenses in the condensed consolidated statements of income (loss) and comprehensive income (loss).

Pro Forma Financial Information
For the three months ended August 3, 2024 and the period April 2, 2024 through August 3, 2024, rag & bone’s aggregate net revenue was $63.9 million and $87.2 million, respectively. The following financial information presents the Company’s consolidated net revenues and net loss attributable to Guess?, Inc. as if the acquisition had occurred on January 29, 2023 (in thousands):

	Three Months Ended		Six Months Ended
	Aug 3, 2024	Jul 29, 2023	Aug 3, 2024	Jul 29, 2023
Pro-forma net revenue	$732,560	$724,824	$1,357,745	$1,349,565
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
Equity Method Investment in and License Agreement with the Joint Venture
The Company determined that it does not have a controlling financial interest in the Joint Venture, as the Company does not control the governing body of the Joint Venture and does not have the right to direct the most significant activities of the Joint Venture, which include monetizing the rag & bone intellectual property through licensing arrangements. The Company accounts for its 50% interest in the Joint Venture, through which it exercises significant influence, under the equity method. The Company initially recorded its investment in the Joint Venture at cost which is derived from fair value due to the bundled nature of the rag & bone transaction, and included the acquisition of the rag & bone operating net assets, the License Agreement, as well as the Joint Venture investment. The carrying value of the Joint Venture investment is approximately $44.1 million, inclusive of the Company’s interest held through a non-interest bearing loan of $15.6 million. The carrying value for the Company’s equity investment is reported in other assets on the Company’s condensed consolidated balance sheets.
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

(3)    Lease Accounting
The Company primarily leases its showrooms, advertising, licensing, sales and merchandising offices, remote distribution and warehousing facilities and retail and factory outlet store locations under operating lease agreements expiring on various dates through March 2039. The Company also leases some of its equipment, as well as computer hardware and software, under operating and finance lease agreements expiring on various dates through July 2029.
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
During the three months ended August 3, 2024, the Company closed on the sale and leaseback of its U.S. distribution center. The lease payments escalate at a fixed percentage rate annually for the first ten years. After the initial lease term, the Company has the option to renew the lease for two five-year extension periods. The transaction met the criteria for sale-leaseback accounting and, as such, a net gain of $13.8 million was recognized on the sale of the assets.
In addition to the amounts as disclosed below, the Company has estimated additional operating lease commitments of approximately $15.0 million for leases where the Company has not yet taken possession of the underlying asset as of August 3, 2024. As such, the related operating lease ROU assets and operating lease liabilities have not been recognized in the Company’s condensed consolidated balance sheet as of August 3, 2024.
The components of leases are (in thousands):

		Aug 3, 2024	Feb 3, 2024
Assets	Balance Sheet Location
Operating	Operating lease right-of-use assets	$767,463	$667,031
Finance	Property and equipment, net	12,239	15,132
Total lease assets		$779,702	$682,163

Liabilities	Balance Sheet Location
Current:
Operating	Current portion of operating lease liabilities	$187,568	$166,451
Finance	Current portion of borrowings and finance lease obligations	5,200	5,573
Noncurrent:
Operating	Long-term operating lease liabilities	638,228	542,392
Finance	Long-term debt and finance lease obligations	7,527	9,857
Total lease liabilities		$838,523	$724,273

The components of lease costs are (in thousands):

		Three Months Ended		Six Months Ended
	Income Statement Location	Aug 3, 2024	Jul 29, 2023	Aug 3, 2024	Jul 29, 2023
Operating lease costs	Cost of product sales	$49,909	$45,351	$98,359	$91,403
Operating lease costs	Selling, general and administrative expenses	9,258	6,600	17,090	13,197
Operating lease costs[1]	Net gains on lease modifications	—	(2,431)	—	(2,431)
Finance lease costs
Amortization of leased assets	Cost of product sales	8	29	12	52
Amortization of leased assets	Selling, general and administrative expenses	1,588	1,583	3,128	3,112
Interest on lease liabilities	Interest expense	167	189	355	398
Variable lease costs[2]	Cost of product sales	24,962	23,660	49,533	48,151
Variable lease costs[2]	Selling, general and administrative expenses	1,216	1,086	2,315	1,747
Short-term lease costs	Cost of product sales	106	79	229	149
Short-term lease costs	Selling, general and administrative expenses	2,144	652	4,204	2,291
Total lease costs		$89,358	$76,798	$175,225	$158,069
______________________________________________________________________
Notes:
1During the three and six months ended July 29, 2023, net gains on lease modifications related primarily to the early termination of certain lease agreements. Operating lease costs for these locations prior to the early termination were included in cost of product sales.
2During the three and six months ended August 3, 2024, variable lease costs included certain rent concessions of approximately $0.2 million and $0.4 million, respectively, received by the Company, primarily in Europe. During the three and six months ended July 29, 2023, variable lease costs included certain rent concessions of approximately $0.6 million and $1.0 million, respectively, received by the Company, primarily in Europe.
Maturities of the Company’s operating and finance lease liabilities as of August 3, 2024 are (in thousands):

	Operating Leases
Maturity of Lease Liabilities	Non-Related Parties	Related Parties	Finance Leases	Total
Fiscal 2025	$121,071	$3,860	$3,054	$127,985
Fiscal 2026	170,997	7,226	5,730	183,953
Fiscal 2027	154,399	7,787	3,202	165,388
Fiscal 2028	121,547	7,709	1,359	130,615
Fiscal 2029	103,125	8,474	295	111,894
After fiscal 2029	248,449	12,335	3	260,787
Total lease payments	919,588	47,391	13,643	980,622
Less: Interest	132,048	9,135	916	142,099
Present value of lease liabilities	$787,540	$38,256	$12,727	$838,523

Other supplemental information is (in thousands):

Lease Term and Discount Rate	Aug 3, 2024
Weighted-average remaining lease term
Operating leases	6.2 years
Finance leases	2.8 years
Weighted-average discount rate
Operating leases	5.2%
Finance leases	5.0%

	Six Months Ended
Supplemental Cash Flow Information	Aug 3, 2024	Jul 29, 2023
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$108,179	$99,294
New operating ROU assets obtained in exchange for lease liabilities	$121,705	$64,636
(4)    Earnings (Loss) per Share
The computation of basic and diluted net earnings (loss) per common share attributable to common stockholders is (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	Aug 3, 2024	Jul 29, 2023	Aug 3, 2024	Jul 29, 2023
Net earnings (loss) attributable to Guess?, Inc.	$(10,603)	$39,033	$2,419	$27,228
Less net earnings attributable to nonvested restricted stockholders	160	502	478	392
Net earnings (loss) attributable to common stockholders	(10,763)	38,531	1,941	26,836
Add expenses (income) related to the convertible senior notes[1]	(8,215)	2,743	—	3,159
Net earnings (loss) attributable to common stockholders used in diluted computations	$(18,978)	$41,274	$1,941	$29,995

Weighted average common shares used in basic computations	52,436	52,951	52,672	53,649
Effect of dilutive securities:
Stock options and restricted stock units	—	1,075	1,446	1,222
Convertible senior notes	14,656	15,843	—	10,737
Weighted average common shares used in diluted computations	67,092	69,869	54,118	65,608

Net earnings (loss) per common share attributable to common stockholders:
Basic	$(0.21)	$0.73	$0.04	$0.50
Diluted	$(0.28)	$0.59	$0.04	$0.46
______________________________________________________________________
Notes:
1Expenses (income) related to the convertible senior notes include interest expense, loss on extinguishment of debt and (gain) loss on fair value remeasurement for embedded derivative, net of associated income tax effect.
Potentially dilutive common stock, including equity awards granted that were outstanding as well as shares issuable under convertible senior notes, were not included in the computation of diluted weighted average common shares and common equivalent shares outstanding because their effect would have been antidilutive given the Company's net loss or if the assumed proceeds resulted in these awards being antidilutive. Antidilutive shares excluded from the computation of diluted weighted average common shares and common equivalent shares outstanding are:

	Three Months Ended		Six Months Ended
	Aug 3, 2024	Jul 29, 2023	Aug 3, 2024	Jul 29, 2023
Stock options and restricted stock units[1]	1,678,508	990,262	227,548	1,035,126
Convertible senior notes	1,095,935	—	15,792,171	3,601,342
Total	2,774,443	990,262	16,019,719	4,636,468
______________________________________________________________________
Notes:
1During the three months ended August 3, 2024, 1,398,312 potentially dilutive shares were excluded given the Company’s net loss and 280,196 potentially dilutive shares were excluded because the assumed proceeds resulted in these awards being antidilutive.
For the three and six months ended August 3, 2024, the Company excluded 300,000 nonvested stock units which were subject to the achievement of market-based vesting conditions from the computation of diluted weighted average common shares and common equivalent shares outstanding because these conditions were not achieved as of August 3, 2024. For the three and six months ended July 29, 2023, the Company excluded 640,042 nonvested stock units which were subject to the achievement of performance-based or market-based vesting conditions from the computation of diluted weighted average common shares and common equivalent shares outstanding because these conditions were not achieved as of July 29, 2023.
Warrants related to the 2.00% convertible senior notes due April 2024 (the “2024 Notes”) to purchase approximately 1.3 million and 4.6 million shares of the Company’s common shares at adjusted strike prices of $41.08 and $44.87 per share were outstanding as of August 3, 2024 and July 29, 2023, respectively. Warrants related to the 3.75% convertible senior notes due April 2028 (the “2028 Notes”, and together with the 2024 Notes, the “Notes”) to purchase approximately 15.8 million and 11.1 million shares of the Company’s common shares at adjusted strike prices of $37.76 and $41.64 per share were outstanding as of August 3, 2024 and July 29, 2023, respectively. During the three and six months ended August 3, 2024 and July 29, 2023, these warrants were excluded from the computation of diluted net earnings per share since the warrants’ adjusted strike price was greater than the average market price of the Company’s common stock. See Note 11 for more information regarding the Notes.
(5)    Stockholders' Equity
Share Repurchase Program
During fiscal 2022, the Board of Directors authorized a $200 million share repurchase program (the “2021 Share Repurchase Program”). On March 14, 2022, the Board of Directors expanded the repurchase authorization under the 2021 Share Repurchase Program by $100 million. In January 2024, the Board of Directors expanded the repurchase authorization by approximately $1.4 million to cover the repurchases associated with the January 2024 issuance of the January Additional 2028 Notes (as defined in Note 11). As of February 3, 2024, the Company had no remaining authority under the 2021 Share Repurchase Program to purchase its common stock.
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
During the three and six months ended August 3, 2024, the Company repurchased 2.3 million and 2.6 million shares of the Company’s common stock under its 2024 Share Repurchase Program at an aggregate cost of $50.5 million and $60.8 million, respectively, including excise tax. During the three months ended July 29, 2023, there were no share repurchases. During the six months ended July 29, 2023, the Company repurchased 2.2 million shares under its 2021 Share Repurchase Program at an aggregate cost of $42.8 million, including excise tax. As of August 3, 2024, the Company had remaining authority under the 2024 Share Repurchase Program to purchase $139.8 million of its common stock.
Dividends
The following sets forth the cash dividend declared per share:

	Three Months Ended		Six Months Ended
	Aug 3, 2024	Jul 29, 2023	Aug 3, 2024	Jul 29, 2023
Cash dividend declared per share	$0.300	$0.300	$2.850	$0.525
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

Accumulated Other Comprehensive Income (Loss)
The changes in accumulated other comprehensive income (loss) (“AOCL”), net of related income taxes, are (in thousands):

	Foreign Currency Translation Adjustment	Derivative Financial Instruments Designated as Cash Flow Hedges	Defined Benefit Plans	Total

	Three Months Ended Aug 3, 2024
Balance at May 4, 2024	$(139,108)	$2,221	$(161)	$(137,048)
Gains (losses) arising during the period	1,441	(1,832)	(282)	(673)
Reclassification to net earnings (loss) for (gains) losses realized	—	87	(24)	63
Net other comprehensive income (loss)	1,441	(1,745)	(306)	(610)
Balance at August 3, 2024	$(137,667)	$476	$(467)	$(137,658)

	Six Months Ended Aug 3, 2024
Balance at February 3, 2024	$(136,115)	$(544)	$(351)	$(137,010)
Losses arising during the period	(1,552)	(687)	(49)	(2,288)
Reclassification to net earnings for (gains) losses realized	—	1,707	(67)	1,640
Net other comprehensive income (loss)	(1,552)	1,020	(116)	(648)
Balance at August 3, 2024	$(137,667)	$476	$(467)	$(137,658)

	Three Months Ended Jul 29, 2023
Balance at April 29, 2023	$(128,147)	$(7,869)	$(3,461)	$(139,477)
Gains (losses) arising during the period	4,978	2,455	(145)	7,288
Reclassification to net earnings for (gains) losses realized	—	(391)	23	(368)
Net other comprehensive income (loss)	4,978	2,064	(122)	6,920
Balance at July 29, 2023	$(123,169)	$(5,805)	$(3,583)	$(132,557)

	Six Months Ended Jul 29, 2023
Balance at January 28, 2023	$(129,168)	$(1,584)	$(3,321)	$(134,073)
Gains (losses) arising during the period	5,999	1,513	(306)	7,206
Reclassification to net earnings for (gains) losses realized	—	(5,734)	44	(5,690)
Net other comprehensive income (loss)	5,999	(4,221)	(262)	1,516
Balance at July 29, 2023	$(123,169)	$(5,805)	$(3,583)	$(132,557)

Details on reclassifications out of AOCL to net earnings (loss) are (in thousands):

	Three Months Ended		Six Months Ended		Location of (Gain) Loss Reclassified from AOCL into Earnings (Loss)
	Aug 3, 2024	Jul 29, 2023	Aug 3, 2024	Jul 29, 2023
Derivative financial instruments designated as cash flow hedges:
Foreign exchange currency contracts	$56	$(311)	$2,101	$(6,204)	Cost of product sales
Interest rate swap	(57)	(148)	(212)	(276)	Interest expense
Less income tax effect	88	68	(182)	746	Income tax expense
	87	(391)	1,707	(5,734)
Defined benefit plans:
Net actuarial (gain) loss amortization	(4)	65	(7)	127	Other expense, net
Prior service credit amortization	(40)	(40)	(80)	(79)	Other expense, net
Less income tax effect	20	(2)	20	(4)	Income tax expense
	(24)	23	(67)	44
Total reclassifications during the period	$63	$(368)	$1,640	$(5,690)
(6)    Accounts Receivable
Accounts receivable is summarized as follows (in thousands):

	Aug 3, 2024	Feb 3, 2024
Trade	$312,720	$305,900
Royalty	12,466	9,334
Other	13,811	6,711
	338,997	321,945
Less allowances	6,960	7,176
	$332,037	$314,769
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
(7)    Inventories
Inventories consist of the following (in thousands):

	Aug 3, 2024	Feb 3, 2024
Raw materials	$7,113	$1,488
Work in progress	329	3
Finished goods	595,821	464,806
	$603,263	$466,297
The above balances include an allowance to write down inventories to the lower of cost or net realizable value of $23.1 million and $25.5 million as of August 3, 2024 and February 3, 2024, respectively.

(8)    Income Taxes
Effective Income Tax Rate
Income tax expense for the interim periods is computed using the income tax rate estimated to be applicable for the full fiscal year, adjusted for discrete items. The Company’s effective income tax rate was an expense of 49.4% for the six months ended August 3, 2024 compared to 29.2% for the six months ended July 29, 2023. The change in the effective income tax rate was primarily due to lower pre-tax income as well as the discrete items, compared to the same prior-year period.
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
Unrecognized Income Tax Benefit
The Company and its subsidiaries are subject to U.S. federal and foreign income tax, as well as income tax of multiple state and foreign local jurisdictions. From time-to-time, the Company is subject to routine income and other audits on various income tax matters around the world in the ordinary course of business. As of August 3, 2024, the Company does not expect its ongoing income tax or other tax audits to have a material impact on the financial statements.
As of August 3, 2024 and February 3, 2024, the Company had $65.8 million and $63.4 million, respectively, of aggregate accruals for uncertain income tax positions, including penalties and interest. This includes an accrual of $19.9 million for the estimated transition tax (excluding interest) related to the 2017 Tax Cuts and Jobs Act (the “Tax Reform”) and $20.6 million for the intra-entity transfer of intellectual property rights from certain U.S. entities to a wholly-owned Swiss subsidiary, substantially offset by the related deferred income tax benefit recorded by the Swiss subsidiary. The Company reviews and updates the estimates used in the accrual for uncertain income tax positions, as appropriate, as more definitive information or interpretations become available from income taxing authorities, and on the completion of income tax audits, the receipt of assessments, expiration of statutes of limitations, or occurrence of other events.
During fiscal 2021, the Company became aware of a foreign withholding income tax regulation that could be interpreted to apply to certain of its previous transactions. The Company currently does not expect its exposure, if any, will have a material impact on its consolidated financial position, results of operations or cash flows.
Indefinite Reinvestment Assertion
The Company has historically considered the undistributed earnings of its foreign subsidiaries to be indefinitely reinvested. As a result of the Tax Reform, the Company had a substantial amount of previously taxed earnings that could be distributed to the U.S. without additional U.S. taxation. As of August 3, 2024, the Company determined that approximately $64.2 million of such foreign earnings are not indefinitely reinvested. The incremental tax cost to repatriate these earnings to the U.S. is immaterial. The Company intends to indefinitely reinvest the remaining earnings from the Company’s foreign subsidiaries for which a deferred income tax liability has not already been recorded. The Company continues to evaluate its plans for reinvestment or repatriation of unremitted foreign earnings and regularly reviews its cash positions and determination of indefinite reinvestment of foreign earnings. If the Company determines that all or a portion of such foreign earnings are no longer indefinitely reinvested, the Company may be subject to additional foreign withholding taxes and U.S. state income taxes, beyond the one-time transition tax.

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
Management evaluates segment performance based primarily on revenues and earnings (loss) from operations before corporate performance-based compensation costs, asset impairment charges, net gains (losses) on lease modifications, separation charges, transaction costs, restructuring charges, gain on sale of assets and certain non-recurring credits (charges), if any. The Company believes this segment reporting reflects how its business segments are managed and how each segment’s performance is evaluated by the Company’s chief operating decision maker to assess performance and make resource allocation decisions.
Net revenue and earnings (loss) from operations are summarized (in thousands):

	Three Months Ended		Six Months Ended
	Aug 3, 2024	Jul 29, 2023	Aug 3, 2024	Jul 29, 2023
Net revenue:
Europe	$383,230	$366,311	$667,103	$646,509
Americas Retail	181,494	167,568	325,690	311,112
Americas Wholesale	84,404	43,680	146,532	95,073
Asia	54,332	58,937	127,088	129,712
Licensing	29,100	28,016	58,090	51,904
Total net revenue	$732,560	$664,512	$1,324,503	$1,234,310
Earnings (loss) from operations:
Europe	$37,394	$47,196	$36,955	$48,789
Americas Retail	2,693	15,261	(7,698)	11,974
Americas Wholesale	15,980	11,065	30,107	24,158
Asia	(1,224)	(539)	2,517	3,291
Licensing	27,136	26,354	53,814	48,649
Total segment earnings from operations	81,979	99,337	115,695	136,861
Corporate overhead	(45,707)	(34,546)	(98,170)	(71,058)
Asset impairment charges[1]	(2,277)	(2,622)	(3,418)	(4,556)
Net gains on lease modifications[2]	—	2,431	—	2,431
Gain on sale of assets[3]	13,781	—	13,781	—
Total earnings from operations	$47,776	$64,600	$27,888	$63,678
______________________________________________________________________
Notes:
1During the three and six months ended August 3, 2024 and the three and six months ended July 29, 2023, the Company recognized asset impairment charges related primarily to impairment of property and equipment related to certain retail locations resulting from under-performance and expected store closures. Refer to Note 16 for more information regarding these asset impairment charges.
2During the three and six months ended July 29, 2023, the Company recorded net gains on lease modifications related primarily to the early termination of certain lease agreements.
3During three and six months ended August 3, 2024 the Company recorded a gain on the sale of assets related to the U.S. distribution center.

The below presents information regarding geographic areas in which the Company operated. Net revenue is classified primarily based on the country where the Company’s customer is located (in thousands):

	Three Months Ended		Six Months Ended
	Aug 3, 2024	Jul 29, 2023	Aug 3, 2024	Jul 29, 2023
Net revenue:
U.S.	$200,987	$145,181	$343,839	$279,133
Italy	78,179	81,290	135,721	141,660
Germany	52,061	47,960	85,289	80,324
South Korea	30,823	34,901	79,691	82,490
Spain	39,884	40,119	70,116	69,355
Canada	32,587	37,636	61,890	70,210
Mexico	30,044	23,756	60,249	47,552
Other countries	238,895	225,653	429,618	411,682
Total product sales	703,460	636,496	1,266,413	1,182,406
Net royalties	29,100	28,016	58,090	51,904
Net revenue	$732,560	$664,512	$1,324,503	$1,234,310
Due to the seasonal nature of the Company’s business segments, the above net revenue and operating results are not necessarily indicative of the results that may be expected for the full fiscal year.
(10)    Borrowings and Finance Lease Obligations
Borrowings and finance lease obligations are summarized (in thousands):

	Aug 3, 2024	Feb 3, 2024
Term loans	$7,390	$12,060
Finance lease obligations	12,727	15,430
Mortgage debt	—	16,435
Borrowings under credit facilities	206,147	21,653
Other	2,922	3,413
	229,186	68,991
Less current installments	41,348	40,781
Long-term debt and finance lease obligations	$187,838	$28,210
Term Loans
The Company entered into term loans with certain banks primarily in Europe during fiscal 2021. These loans are primarily unsecured, have remaining terms of approximately one year and incur interest at annual rates ranging between 1.5% to 6.5%. As of August 3, 2024 and February 3, 2024, the Company had outstanding borrowings of $7.4 million and $12.1 million, respectively, under these borrowing arrangements.
Finance Lease Obligations
The Company has entered into finance leases for equipment used in its European distribution centers. These finance lease agreements provide for monthly minimum lease payments and expire on various dates through May 2027 with a weighted average effective interest rate of approximately 6%. As of August 3, 2024 and February 3, 2024, these finance lease obligations totaled $6.5 million and $8.1 million, respectively.
The Company also has smaller finance leases related to computer hardware and software and other equipment. As of August 3, 2024 and February 3, 2024, these finance lease obligations totaled $6.2 million and $7.3 million, respectively.
Mortgage Debt
During fiscal 2017, the Company entered into a ten-year $21.5 million real estate secured loan (the “Mortgage Debt”) which was secured by the Company’s U.S. distribution center based in Louisville,

Kentucky. The Mortgage Debt required the Company to comply with a fixed charge coverage ratio on a trailing four-quarter basis if consolidated cash, cash equivalents, short-term investment balances and availability under borrowing arrangements fell below certain levels. In addition, the Mortgage Debt contained customary covenants, including covenants that limited or restricted the Company’s ability to incur liens on the mortgaged property and enter into certain contractual obligations. Upon the occurrence of an event of default under the Mortgage Debt, the lender could have terminated the Mortgage Debt and declared all amounts outstanding to be immediately due and payable. The Mortgage Debt specified a number of events of default (some of which were subject to applicable grace or cure periods), including, among other things, non-payment defaults, covenant defaults, cross-defaults to other material indebtedness, bankruptcy and insolvency defaults and material judgment defaults. In May 2023, the Company amended the terms of the Mortgage Debt, which was previously payable at a variable rate based on the London Interbank Offered Rate (“LIBOR”), to provide for the interest rate to be based on the Secured Overnight Financing Rate (“SOFR”), effective May 1, 2023. The Company also amended its existing interest rate swap agreement, resulting in a swap fixed rate of approximately 3.14%. During the three months ended August 3, 2024, the Company paid the $16.3 million remaining balance of the Mortgage Debt when it sold the associated building and land.
Credit Facilities
Long-Term 2023 Credit Facility
During fiscal 2023, the Company amended and restated its senior secured asset-based revolving credit facility with Bank of America, N.A. and other lenders party thereto to extend the maturity date of the credit facility to December 20, 2027, among other changes (as amended, the “2023 Credit Facility”). In addition, the Company entered into agreements to amend the 2023 Credit Facility to permit, among other things, an exchange and subscription offering and certain related transactions on each of April 12, 2023 and March 28, 2024. The 2023 Credit Facility previously provided for a borrowing capacity in an amount up to $150 million, which was increased in March 2024 by $50 million to a total borrowing capacity under the facility up to $200 million. The borrowing facility includes a Canadian sub-facility up to $20 million, subject to a borrowing base. Based on applicable accounts receivable, inventory and eligible cash, subject to certain allowances, the Company could have borrowed up to $176.2 million under the 2023 Credit Facility as of August 3, 2024. The 2023 Credit Facility has an option to expand the borrowing capacity by up to $100 million subject to certain terms and conditions, including the willingness of existing or new lenders to assume such increased amount. The 2023 Credit Facility is available for direct borrowings and the issuance of letters of credit, subject to certain letters of credit sublimits, and may be used for repayment of debt, working capital and other general corporate purposes. As of August 3, 2024, the Company had $8.2 million in outstanding standby letters of credit, no outstanding documentary letters of credit and no outstanding borrowings under the 2023 Credit Facility. As of February 3, 2024, the Company had $6.6 million in outstanding standby letters of credit, no outstanding documentary letters of credit and no outstanding borrowings under the 2023 Credit Facility.
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
Long-Term 2024 Credit Facility
During fiscal 2023, Guess Europe Sagl, a wholly owned subsidiary of the Company, entered into a credit agreement for a €250 million revolving credit facility with an initial five-year term. During the three months ended August 3, 2024, Guess Europe Sagl entered into agreements with certain lenders, which expanded the borrowing capacity under the credit agreement (as amended, the “2024 Credit Facility”) from €250 million to €350 million.
In connection with the €100 million expansion in the size of the revolving line of credit, the 2024 Credit Facility provides for an increase in the applicable margin for outstanding borrowings and unused commitments under the revolving credit facility. Borrowings under the 2024 Credit Facility bear interest based on the daily balance outstanding at the Euro Interbank Offered Rate (EURIBOR) plus an applicable margin (varying from 1.10% to 1.45%), provided that EURIBOR may not be less than zero. The 2024 Credit Facility carries a commitment fee equal to the available but unused borrowing capacity multiplied by 35% of an applicable margin (varying from 1.10% to 1.45%). The Company is also required to pay a utilization fee on the total amount of the loans outstanding under the 2024 Credit Facility at rates varying from 0.10% to 0.20%, depending on the balance outstanding. The applicable margins are calculated quarterly and vary based on the leverage ratio of the guarantor and its subsidiaries as set forth in the 2024 Credit Facility.
The 2024 Credit Facility contains various annual sustainability key performance targets, the achievement of which would result in an adjustment to the interest margin ranging from plus 5 basis points to minus 5 basis points per year. The 2024 Credit Facility includes a financial covenant requiring a maximum leverage ratio of the guarantor and its subsidiaries and also includes customary representations and warranties, affirmative and negative covenants and events of default. As of August 3, 2024, the Company had $180.0 million of outstanding borrowings and $201.9 million available for future borrowings under the 2024 Credit Facility. As of February 3, 2024, the Company had no outstanding borrowings and $269.7 million available for future borrowings under the revolving credit facility prior to its amendment in 2024.
Other Credit Facilities
The Company, through its Chinese subsidiary, maintains a short-term uncommitted bank borrowing agreement that provides for a borrowing capacity up to $30 million, primarily for working capital purposes.

The Company had $23.0 million and $17.9 million in outstanding borrowings under this agreement as of August 3, 2024 and February 3, 2024, respectively.
The Company, through its Japanese subsidiary, maintains a short-term uncommitted bank borrowing agreement that provides for a borrowing capacity up to ¥1.0 billion ($6.8 million), primarily for working capital purposes. The Company had $3.1 million and $3.7 million in outstanding borrowings under this agreement as of August 3, 2024 and February 3, 2024, respectively.
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
In January 2024, the Company exchanged approximately $67.1 million of its 2024 Notes for approximately $64.8 million of additional 3.75% convertible senior notes due 2028 (the “January Additional 2028 Notes”) in privately negotiated exchange and subscription agreements with a limited number of holders of its 2024 Notes. The January Additional 2028 Notes have the same terms, constitute a single series with, and have the same CUSIP number as the Initial 2028 Notes. The January Additional 2028 Notes were initially recorded at fair value of approximately $71.9 million upon the exchange. Immediately following the closing of these January 2024 transactions, approximately $48.1 million of the 2024 Notes remained outstanding and classified within current liabilities. In addition, the Company concurrently repurchased $21.3 million, including excise tax, of its common stock through broker-assisted market transactions, pursuant to the Company’s 2021 Share Repurchase Program. The Company evaluated all January 2024 exchanges and determined that all of the exchanged notes were accounted for as extinguishment of debt. As a result of these transactions entered into during January 2024, the Company recognized a $4.7 million loss on extinguishment of debt during the fourth quarter of fiscal 2024.
In March 2024, the Company exchanged approximately $14.6 million of its 2024 Notes for approximately $12.1 million of additional 3.75% convertible senior notes due 2028 (the “March Additional 2028 Notes”, together with the January Additional 2028 Notes, the “Additional 2028 Notes” and the “Additional 2028 Notes” and the “Initial 2028 Notes” are referred to herein collectively as the “2028 Notes”) in a privately negotiated exchange and subscription agreement with a holder of its 2024 Notes. The March Additional 2028 Notes have the same terms, constitute a single series with, and have the same CUSIP number as the Initial 2028 Notes. The March Additional 2028 Notes were initially recorded at fair value of approximately $16.7 million upon the exchange. Immediately following the closing of this March 2024 transaction, approximately $33.5 million of the 2024 Notes remained outstanding, which were settled during April 2024. In addition, the Company concurrently repurchased $10.3 million of its common stock through broker-assisted market transactions, pursuant to the Company’s 2024 Share Repurchase Program. The Company evaluated the March 2024 exchange and determined that all of the exchanged notes were accounted for as extinguishment of debt. As a result of this transaction entered into during March 2024, the Company recognized a $2.0 million loss on extinguishment of debt during the first quarter of fiscal 2025.
3.75% Convertible Senior Notes due 2028
In connection with the issuance of the Initial 2028 Notes, the Company entered into an indenture (the “2028 Indenture”) with respect to the 2028 Notes with U.S. Bank Trust Company, N.A., as trustee (the “2028 Trustee”). The 2028 Notes are senior unsecured obligations of the Company and bear interest at an annual rate of 3.75% payable semi-annually in arrears on April 15 and October 15 of each year, beginning on October 15, 2023. The 2028 Notes will mature on April 15, 2028, unless earlier repurchased or converted in accordance with their terms.
The 2028 Notes are convertible in certain circumstances into cash, shares of the Company’s common stock, or a combination of cash and shares of the Company’s common stock, at the Company’s election, at an initial conversion rate of 40.4858 shares of common stock per $1,000 principal amount of 2028 Notes, which is equivalent to an initial conversion price of approximately $24.70 per share, subject to adjustment upon the occurrence of certain events. In accordance with the terms of the 2028 Indenture, the Company has adjusted the conversion rate and the conversion price of the 2028 Notes for quarterly dividends exceeding $0.225 per share (the conversion price is approximately $22.31 per share as of August 3, 2024). Prior to November 15, 2027, the 2028 Notes are convertible only upon the occurrence of certain events and during certain periods, and thereafter, at any time until the close of business on the second scheduled trading day immediately preceding the maturity date of the 2028 Notes.
The 2028 Notes are not redeemable prior to maturity, unless certain significant corporate events occur, and no sinking fund is provided for the 2028 Notes. As of August 3, 2024, none of the conditions allowing holders of the 2028 Notes to convert had been met. The Company expects to settle the principal amount of the 2028 Notes in fiscal 2029 in cash and any excess in shares.
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
In connection with the exchange of the 2024 Notes in January 2024 and March 2024, the conversion feature embedded in the Additional 2028 Notes failed to satisfy the requirements for the derivative scope exception for contracts indexed to the Company’s own stock. The conversion feature of the Additional 2028 Notes required bifurcation from the host contract. The embedded derivative was measured at fair value of $18.9 million as of August 3, 2024. Debt discount of $11.8 million was recorded as the excess of the principal amount of the Additional 2028 Notes over the fair value of the host contract.
During the first quarter of fiscal 2025, the Company incurred approximately $0.9 million of debt issuance costs related to the March Additional 2028 Notes including third-party offering costs. During fiscal 2024, the Company incurred $5.9 million and $2.0 million of debt issuance costs related to the Initial 2028 Notes and the January Additional 2028 Notes, respectively, including third-party offering costs. Debt issuance costs were recorded as a contra-liability (other than $0.5 million expensed related to the 2024 Notes that were subject to modification accounting) and are presented net against the 2028 Notes balance on the Company’s condensed consolidated balance sheets. These costs are being amortized to interest expense over the term of the 2028 Notes.

2.00% Convertible Senior Notes due 2024
In April 2019, the Company issued $300 million principal amount of the 2024 Notes in a private offering. In connection with the issuance of the 2024 Notes, the Company entered into an indenture (the “2024 Indenture”) with respect to the 2024 Notes with U.S. Bank N.A., as trustee. The 2024 Notes were senior unsecured obligations of the Company and bore interest at an annual rate of 2.00% payable semi-annually in arrears on April 15 and October 15 of each year. The Company incurred $5.3 million of debt issuance costs, which were comprised of $3.8 million of discounts and commissions payable to the initial purchasers and approximately $1.5 million of third-party offering costs. These costs were amortized to interest expense over the term of the 2024 Notes.
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
In April 2024, upon maturity of the 2024 Notes, the Company settled the remaining $33.5 million principal amount of the 2024 Notes for $33.3 million in cash and 122,313 shares of common stock. The Company also exercised the convertible note hedge in connection with the remaining 2024 Notes and received 90,729 shares of common stock, which were recorded at fair value on settlement. As of August 3, 2024, there were no 2024 Notes outstanding.
The Notes consist of the following (in thousands):

	Aug 3, 2024	Feb 3, 2024
2024 Notes
Principal	$—	$48,078
Unamortized debt issuance costs	—	(30)
Net carrying amount	$—	$48,048
Fair value, net[1]	$—	$49,182
Initial 2028 Notes
Principal	$275,000	$275,000
Unamortized debt discount and issuance costs[2,3]	(7,162)	(8,034)
Net carrying amount	$267,838	$266,966
Fair value, net[1]	$312,341	$295,550
Additional 2028 Notes
Principal	$76,947	$64,826
Unamortized debt discount and issuance costs[3]	(13,139)	(11,465)
Embedded derivative[4]	18,900	16,390
Net carrying amount	$82,708	$69,751
Fair value, net[1]	$95,160	$60,099
Net carrying amount of Initial and Additional 2028 Notes	$350,546	$336,717
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
3For each of the three and six months ended August 3, 2024, the weighted average effective interest rate including amortization of debt discount and issuance costs was 4.5% and 9.3% for the Initial 2028 Notes and Additional 2028 Notes, respectively. For the three and six months ended July 29, 2023, the weighted average effective interest rate including amortization of debt discount and issuance costs was 4.5% for the Initial 2028 Notes.
4The fair value of the embedded derivative is measured using significant unobservable inputs and are classified as Level 3 in the fair value hierarchy.
Interest expense for the Notes for the three and six months ended August 3, 2024 and July 29, 2023 consists of the following (in thousands):

	Three Months Ended		Six Months Ended
	Aug 3, 2024	Jul 29, 2023	Aug 3, 2024	Jul 29, 2023
2024 Notes
Coupon interest	$—	$576	$334	$1,922
Amortization of debt discount and issuance costs	—	86	28	284
Total	$—	$662	$362	$2,206
Initial 2028 Notes
Coupon interest	$2,578	$2,578	$5,156	$2,979
Amortization of debt discount and issuance costs	436	417	872	479
Total	$3,014	$2,995	$6,028	$3,458
Additional 2028 Notes
Coupon interest	$721	$—	$1,367	$—
Amortization of debt discount and issuance costs	775	—	1,437	—
Total	$1,496	$—	$2,804	$—
Convertible Bond Hedge and Warrant Transactions
In April 2023, in connection with the offering of the Initial 2028 Notes, the Company entered into convertible note hedge transactions whereby the Company had the option to purchase a total of approximately 11.1 million shares of its common stock at an initial strike price of approximately $24.70 per share (the “Initial 2028 Bond Hedge”). The total cost of the Initial 2028 Bond Hedge transactions was $51.8 million. In addition, the Company sold warrants whereby the holders of the warrants had the option to purchase a total of approximately 11.1 million shares of the Company’s common stock at an initial strike price of $41.80 per share (the “Initial 2028 Warrants”). The Company received $20.2 million in cash proceeds from the sale of these warrants. Both the number of shares underlying the Initial 2028 Bond Hedge and the Initial 2028 Warrants and the strike price of the instruments are subject to customary adjustments. In accordance with the original terms of the Initial 2028 Bond Hedge confirmations and the Initial 2028 Warrants confirmations, the Company has adjusted the strike prices with respect to the Initial 2028 Bond Hedge and the Initial 2028 Warrants for quarterly dividends exceeding $0.225 per share (approximately $22.31 per share and $37.76 per share, respectively, as of August 3, 2024). The purchase of the Initial 2028 Bond Hedge is intended to offset dilution from the conversion of the Initial 2028 Notes to the extent the market price per share of the Company’s common stock exceeds the then-applicable strike price of the Initial 2028 Bond Hedge. The warrant transaction may have a dilutive effect with respect to the Company’s common stock to the extent the market price per share of the Company’s common stock exceeds the then-applicable strike price of the warrants. In April 2023, the Initial 2028 Bond Hedge and the Initial 2028 Warrants were recorded in stockholders’ equity, were not accounted for as derivatives and were not remeasured each reporting period.
Concurrently, in connection with the retirement of $184.9 million in principal amount of the 2024 Notes in April 2023, the Company entered into Partial Termination Agreements with certain financial institutions to unwind a portion of the convertible note hedge transactions and warrant transactions the Company had entered into in connection with the issuance of the 2024 Notes. The terminated portion is in a notional amount corresponding to the amount of exchanged 2024 Notes. As a result, the Company received $7.2 million, which reduced the number of purchase options to approximately 4.6 million shares of common stock at an adjusted strike price of approximately $24.92 per share. Additionally, the Company paid $1.0 million related to terminated warrants, which reduced the number of shares that may be purchased pursuant to the warrants to 4.6 million shares of common stock at an adjusted strike price of approximately $45.31 per share. This transaction resulted in a $6.2 million net increase in additional paid-in capital in the Company’s condensed consolidated balance sheet as of April 29, 2023. For the remaining portion of the convertible note hedge transactions and warrant transactions entered into in connection with the 2024 Notes, both the number of shares underlying the instruments and the strike price of the instruments were subject to customary adjustments pursuant to their original terms. In accordance with the original terms of the convertible note hedge confirmations and warrant confirmations, the Company had adjusted the strike prices with respect to the convertible note hedges and warrants for quarterly dividends exceeding $0.1125 per share. The remaining convertible note hedges and warrant transactions continued to serve to partially offset the potential dilution arising from the conversion of the 2024 Notes that remained outstanding.
In connection with the exchange of the 2024 Notes in January 2024 and March 2024, the Company purchased incremental bond hedges (the “Additional 2028 Bond Hedge”, together with the Initial 2028 Bond Hedge, the “2028 Bond Hedge”) and sold incremental warrants (the “Additional 2028 Warrants”) with the same terms and conditions as the Initial 2028 Bond Hedge and the Initial 2028 Warrants, each with a notional amount equal to the notional amount of the Additional 2028 Notes. The Company paid premiums of $16.2 million and $6.5 million to purchase the Additional 2028 Bond Hedge in January 2024 and March 2024, respectively, and received $5.8 million and $3.7 million for the issuance of the Additional 2028 Warrants in January 2024 and March 2024, respectively. The Additional 2028 Bond Hedge purchased and the Additional 2028 Warrants issued have terms that are identical to the Initial 2028 Bond Hedge and the Initial 2028 Warrants, except the notional amounts match the number of shares issuable upon conversion of the Additional 2028 Notes. Similarly, in connection with the retirement of $67.1 million and $14.6 million in principal amount of the 2024 Notes in January 2024 and March 2024, respectively, the Company entered into Partial Termination Agreements with certain financial institutions to unwind a portion of the convertible note hedge transactions and warrant transactions the Company had entered into in connection with the issuance of the 2024 Notes. The terminated portion is in a notional amount corresponding to the amount of exchanged 2024 Notes. As a result, the Company received $1.9 million and $1.3 million for the unwind of the convertible bond hedge in January 2024 and March 2024, respectively, and paid $0.1 million and $0.5 million for the unwind of the warrants in January 2024 and March 2024, respectively. These transactions in January 2024 and March 2024 resulted in a $1.8 million and a $0.8 million net increase, respectively, in paid-in capital in the Company’s consolidated balance sheet as of May 4, 2024. As a result of the unwind transactions, the convertible note hedge transactions and warrant transactions that remained outstanding had a notional amount of approximately 1.3 million shares of common stock, corresponding to the number of shares into which the remaining 2024 Notes were convertible. In addition, upon maturity of the 2024 Notes in April 2024, the Company exercised the convertible note hedge in connection with the remaining 2024 Notes and there was no outstanding convertible note hedge as of August 3, 2024. The warrant transactions remain outstanding and have a notional amount of approximately 1.3 million shares of common stock with a current strike price of $41.08 per share as of August 3, 2024.
The Additional 2028 Warrants meet the scope exception for derivatives indexed to and settled in the Company’s own stock. Therefore, the Additional 2028 Warrants are recorded in stockholders’ equity, are not accounted for as derivatives and are not remeasured each reporting period. The Additional 2028 Bond Hedge does not qualify for the scope exception for derivatives indexed to the Company’s own stock because the settlement of the Additional 2028 Bond Hedge is indexed to the same inputs as the settlement of the Additional 2028 Notes which do not qualify for the scope exception. Additionally, in connection with the purchase of the Additional 2028 Bond Hedge, the Initial 2028 Bond Hedge was modified and merged with the Additional 2028 Bond Hedge. The result is that the Initial 2028 Bond Hedge no longer qualifies for the derivative scope exception for contracts indexed to the Company’s own stock. As a result, in January 2024, the Company recognized a derivative asset of $84.7 million for the 2028 Bond Hedge in other assets in the Company’s condensed consolidated balance sheet, of which $16.2 million relates to the Additional 2028 Bond Hedge purchased for cash and $68.5 million relates to the reclassification of the pre-existing Initial 2028 Bond Hedge, which resulted in an increase of $68.5 million in paid-in capital in the Company’s condensed consolidated balance sheet. The 2028 Bond Hedge is subsequently required to be remeasured to fair value each reporting period with changes in fair value recognized in net earnings (loss).
(12)    Share-Based Compensation
The following summarizes the share-based compensation expense recognized under all of the Company’s stock plans (in thousands):

	Three Months Ended		Six Months Ended
	Aug 3, 2024	Jul 29, 2023	Aug 3, 2024	Jul 29, 2023
Stock options	$—	$207	$—	$713
Stock awards/units	4,307	5,203	8,907	9,268
Employee Stock Purchase Plan	8	45	99	94
Total share-based compensation expense	$4,315	$5,455	$9,006	$10,075
As of August 3, 2024, there was no unrecognized compensation cost related to nonvested stock options and approximately $31.7 million of unrecognized compensation cost related to nonvested stock awards/units. This cost is expected to be recognized over a weighted average period of 1.7 years.
At the 2024 annual meeting of stockholders held on May 31, 2024, the Company’s shareholders approved an amendment and restatement of the Guess?, Inc. 2004 Equity Incentive Plan, as amended (the “2004 Plan”). The amendment and restatement of the 2004 Plan increased the aggregate number of shares of the Company’s common stock available for award grants under the 2004 Plan by 3,890,000 shares (from 29,780,000 shares to 33,670,000 shares).
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
The following summarizes the activity for nonvested performance-based units during the six months ended August 3, 2024:

	Number of Units	Weighted Average Grant Date Fair Value
Nonvested at February 3, 2024	376,916	$18.36
Granted	—	—
Vested	(112,590)	18.14
Forfeited	—	—
Nonvested at August 3, 2024	264,326	$18.45
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
The following summarizes the activity for nonvested market-based units during the six months ended August 3, 2024:

	Number of Units	Weighted Average Grant Date Fair Value
Nonvested at February 3, 2024	722,780	$19.55
Granted[1]	43,150	17.77
Vested[1]	(172,601)	17.77
Forfeited	—	—
Nonvested at August 3, 2024	593,329	$19.94
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
Leases
The Company leases warehouse and administrative facilities from certain of the Marciano Entities. There were four of these leases in effect as of August 3, 2024 with expiration or option exercise dates ranging from calendar years 2025 to 2030, including two leases with respect to the Company’s North American corporate headquarters in Los Angeles, California (the “Los Angeles Location”), a lease for the Company’s Canadian warehouse and administrative facility in Montreal, Quebec (the “Montreal Location”) and a lease for the Company’s showroom and office space in Paris, France (the “Paris Location”).
In August 2023, the Company (through a wholly-owned Canadian subsidiary) entered into a three-year lease extension through August 2026 with respect to the Montreal Location. All other material terms in the previously existing lease for the Montreal Location (including base rent of approximately CAD$0.6 million ($0.4 million) per year) remain the same.
Aggregate lease costs recorded under the leases for the Los Angeles Location were $3.8 million and $3.7 million for the six months ended August 3, 2024 and July 29, 2023, respectively. The Marciano Entities have a 100% ownership interest in the Los Angeles Location, with Mr. Maurice Marciano having a 56.3% ownership interest and Mr. Paul Marciano having a 43.7% ownership interest. Accordingly, Mr. Maurice Marciano’s interest in the lease amounts for the Los Angeles Location were $2.1 million for each of the six months ended August 3, 2024 and July 29, 2023, and Mr. Paul Marciano’s interest in the lease amounts for the Los Angeles Location were $1.7 million and $1.6 million for the six months ended August 3, 2024 and July 29, 2023, respectively.
Aggregate lease costs recorded under the lease for the Montreal Location were $0.2 million for each of the six months ended August 3, 2024 and July 29, 2023. The Marciano Entities have a 100% ownership interest in the Montreal Location, with each of Mr. Maurice Marciano and Mr. Paul Marciano having a 50% ownership interest. Accordingly, the interests in the lease amounts for the Montreal Location for each of Mr. Maurice Marciano and Mr. Paul Marciano were approximately $0.1 million for each of the six months ended August 3, 2024 and July 29, 2023.

Aggregate lease costs recorded under the lease for the Paris Location were $0.6 million for each of the six months ended August 3, 2024 and July 29, 2023. The Marciano Entities have a 66.7% ownership interest in the Paris Location, with each of Mr. Maurice Marciano and Mr. Paul Marciano having a 33.3% ownership interest. Accordingly, the interests in the lease amounts for the Paris Location for each of Mr. Maurice Marciano and Mr. Paul Marciano were approximately $0.2 million for each of the six months ended August 3, 2024 and July 29, 2023.
The Company believes that, at the time it entered into the related party leases, the terms of such leases were no less favorable to the Company than would have been available from unaffiliated third parties. Refer to Note 3 for more information on lease commitments.
Aircraft Arrangements
The Company periodically charters aircraft owned by certain of the Marciano Entities through informal arrangements with such Marciano Entities and independent third-party management companies contracted by such Marciano Entities to manage their aircraft. The Marciano Entities have a 100% ownership interest in the aircraft, with each of Mr. Maurice Marciano and Mr. Paul Marciano having a 50% ownership interest. The total fees paid by the Company to the independent third-party management companies under these arrangements for the six months ended August 3, 2024 and July 29, 2023 were approximately $1.4 million and $2.0 million, respectively. The approximate dollar value of the amount of each of Mr. Maurice Marciano’s and Mr. Paul Marciano’s interest in these transactions was approximately $0.6 million and $0.7 million for the six months ended August 3, 2024 and July 29, 2023, respectively. The Company believes that the terms of the charter arrangements are no less favorable to the Company than would have been available from unaffiliated third parties.
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
In fiscal 2021, the Company provided the Footwear Company with a $2.0 million revolving credit facility at an annual interest rate of 2.75% and a maturity date of November 2023. In October 2023, the Company and the Footwear Company amended the revolving credit facility to extend the term by three years to November 30, 2026 and to adjust the interest rate, effective December 1, 2023, to a floating rate equal to the one month term SOFR plus 1.75% per annum. As of August 3, 2024 and February 3, 2024, the Company had a note receivable of $0.7 million and $0.6 million, respectively, included in other assets in its condensed consolidated balance sheets related to outstanding borrowings by the Footwear Company under this revolving credit facility.
In May 2022, the Company entered into a Fulfillment Services Agreement with the Footwear Company under which the Company provides certain fulfillment services for the Footwear Company’s U.S. wholesale and e-commerce businesses from the Company’s U.S. distribution center on a cost-plus 5% basis. The Footwear Company also pays rent to the Company for the use of a small office space in the Company’s U.S. headquarters. In June 2022, the Company (through a wholly-owned Swiss subsidiary) entered into a Distributorship Agreement with the Footwear Company under which the Company was designated as the exclusive distributor (excluding e-commerce) for the Footwear Company in the European Union and other specified countries. The Distributorship Agreement provided for (i) the Company to receive a 35% discount from the Footwear Company’s wholesale prices, (ii) no minimum sales requirements or advertising spending requirements for the Company, (iii) an initial 15 month term with annual renewals thereafter, and (iv) other standard terms and conditions for similar arrangements. In May 2023, the Distributorship Agreement was amended to (i) reflect a reduction in the amount of sales services to be performed by the Company, (ii) revise the wholesale discount to 22%, and (iii) provide an annual 2% advertising commitment by the Company. During the six months ended August 3, 2024, there were less than $1,000 in fees received with respect to the

U.S. fulfillment services, approximately $4,000 in fees received with respect to office rent and $314,000 in amounts paid related to the distributorship arrangements. During the six months ended July 29, 2023, there were approximately $7,000 in fees received with respect to the U.S. fulfillment services, approximately $9,000 in fees received with respect to office rent and less than $5,000 in amounts paid related to the distributorship arrangements.
Vendor Purchases
The Company purchases faux fur products from a privately-held fashion accessories company (the “Fashion Company”). The Marciano Entities have a 16% ownership interest in the Fashion Company, with each of Mr. Maurice Marciano and Mr. Paul Marciano having an 8% ownership interest. In addition, Carlos Alberini, Chief Executive Officer of the Company, has a 4% ownership interest in the Fashion Company. The total payments made by the Company to the Fashion Company were approximately $0.4 million for each of the six months ended August 3, 2024 and July 29, 2023. Based on their respective ownership interests in the Fashion Company, the approximate dollar value of the amount of each individual’s interest in these transactions were approximately (i) for each of Mr. Maurice Marciano and Mr. Paul Marciano, $33,000 and $32,000 for the six months ended August 3, 2024 and July 29, 2023, respectively, and (ii) for Mr. Alberini, $17,000 and $16,000 for the six months ended August 3, 2024 and July 29, 2023, respectively. The Company believes that the price paid by the Company for the Fashion Company’s products and the terms of the transactions between the Company and the Fashion Company have not been affected by this passive investment of Messrs. Marciano and Mr. Alberini in the Fashion Company.
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
(14)    Commitments and Contingencies
Investment Commitments
As of August 3, 2024, the Company had an unfunded commitment to invest €3.7 million ($4.0 million) in certain private equity funds. Refer to Note 16 for further information.
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

The Company has received customs tax assessment notices from the Italian Customs Agency (“ICA”) regarding its customs tax audit of one of the Company’s European subsidiaries for the period from July 2010 through December 2012. Such assessments totaled €9.8 million ($10.7 million), including potential penalties and interest through such assessment dates. The Company strongly disagreed with the ICA’s positions and therefore filed appeals with the Milan First Degree Tax Court (“MFDTC”). Those appeals were split into a number of different cases that were then heard by different sections of the MFDTC. The MFDTC ruled in favor of the Company on all of these appeals. The ICA subsequently appealed €9.7 million ($10.6 million) of these favorable MFDTC judgments with the Appeals Court. As of August 3, 2024, €8.5 million ($9.3 million) have been decided in favor of the Company and €1.2 million ($1.3 million) have been decided in favor of the ICA. The Company believes that the unfavorable Appeals Court ruling is incorrect and inconsistent with the prior rulings on similar matters by both the MFDTC and other judges within the Appeals Court, and has appealed the decision to the Supreme Court. The ICA has appealed most of the favorable Appeals Court rulings to the Supreme Court. As of August 3, 2024, of the cases that have been appealed to the Supreme Court, €1.5 million ($1.6 million) have been decided in favor of the Company based on the merits of the case and €0.2 million ($0.2 million) have been remanded back to the lower court for further consideration. There can be no assurances the Company will be successful in the remaining appeals. It also continues to be possible that the Company will receive similar or even larger assessments for periods subsequent to December 2012 or other claims or charges (including additional interest amounts) related to the matter in the future. Although the Company believes that it has a strong position and will continue to vigorously defend this matter, it is unable to predict with certainty whether or not these efforts will ultimately be successful or whether the outcome will have a material impact on the Company’s financial position, results of operations or cash flows.
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
On June 3, 2023, the Company received a letter from an individual seeking to settle certain claims against Mr. Paul Marciano and the Company relating to allegations of improper treatment of the individual by Mr. Paul Marciano in 2016. The letter did not make an assertion of damages. The individual was initially represented by the same attorney who represented plaintiffs in similar actions in 2021 and 2022, which were settled out of court in 2022 to avoid the cost of litigation and without admitting liability or fault. The individual subsequently retained a different attorney. No complaint has been filed with respect to the allegations in the June 2023 letter, and Mr. Paul Marciano and the Company dispute the allegations and intend to vigorously defend themselves with regard to this matter.
On July 30, 2024, the Company received a letter from an individual seeking to settle certain claims against Mr. Paul Marciano, Mr. Maurice Marciano, certain current and former members of the Board, the Company’s former Chief Executive Officer and the Company. The letter provided notice of several potential claims based on allegations that the individual was treated improperly by Mr. Paul Marciano while discussing a prospective modeling opportunity between 2015 and 2016. No complaint has been filed with respect to the allegations in the July 2024 letter. The Company and Mr. Paul Marciano dispute the allegations and intend to vigorously defend this matter.
Redeemable Noncontrolling Interests
The Company is party to a put arrangement with respect to the common securities that represent the remaining noncontrolling interest for its majority-owned subsidiary, Guess Brasil Comércio e Distribuição S.A. (“Guess Brazil”). The put arrangement for Guess Brazil, representing 40% of the total outstanding equity interest of that subsidiary, may be exercised at the discretion of the noncontrolling interest holder by providing written notice to the Company every third anniversary beginning in March 2019, subject to certain time restrictions. The redemption value of the Guess Brazil put arrangement is based on a multiple of Guess Brazil’s earnings before interest, taxes, depreciation and amortization subject to certain adjustments and is classified as a redeemable noncontrolling interest outside of permanent equity in the Company’s condensed consolidated balance sheet. As of August 3, 2024 and February 3, 2024, the carrying value of the redeemable noncontrolling interest related to Guess Brazil was $0.4 million and $0.5 million, respectively.
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
In November 2022, the Minority Holder exercised the Put Option, triggering a contractual obligation for the Company to purchase the Minority Holder’s 30% interest in Guess CIS. Following a comprehensive review of the various economic sanctions imposed by the United States and European governments with respect to Russia, and obtaining guidance from the U.S. Department of the Treasury’s Office of Foreign Assets Control, the Company determined that its acquisition of the Minority Holder’s 30% interest in Guess CIS pursuant to the Company’s pre-sanctions contractual obligation to fulfill the Minority Holder’s exercise of the Put Option was not prohibited by current economic sanctions, including the U.S. ban on new investment in Russia. As such, following the exercise of the Put Option by the Minority Holder, the Company and the Minority Holder entered into an agreement to proceed with the Company’s acquisition of the Minority Holder’s 30% interest in Guess CIS for a purchase price of €8.0 million, subject to the formal approval of the acquisition by the relevant Russian government commission and certain other customary conditions. This formal approval was received, and the purchase was completed in May 2023. As a result of this transaction, there was no redeemable noncontrolling interest related to Guess CIS as of August 3, 2024 and February 3, 2024.
A reconciliation of the total carrying amount of redeemable noncontrolling interests is (in thousands):

	Six Months Ended
	Aug 3, 2024	Jul 29, 2023
Beginning balance	$522	$9,154
Foreign currency translation adjustment	(137)	0
Purchase of redeemable noncontrolling interest	—	(8,581)
Ending balance	$385	$573

(15)    Defined Benefit Plans
Supplemental Executive Retirement Plan
The Company’s Supplemental Executive Retirement Plan (“SERP”) provides select employees who satisfy certain eligibility requirements with certain benefits upon retirement, termination of employment, death, disability or a change in control of the Company, in certain prescribed circumstances. As a non-qualified pension plan, no dedicated funding of the SERP is required; however, the Company has made periodic payments into insurance policies held in a rabbi trust to fund the expected obligations arising under the non-qualified SERP. The cash surrender values of the insurance policies were $64.7 million and $63.4 million as of August 3, 2024 and February 3, 2024, respectively, and were included in other assets in the Company’s condensed consolidated balance sheets. As a result of changes in the value of the insurance policy investments, the Company recorded unrealized gains of $2.5 million and $2.2 million in other income (expense) during the three and six months ended August 3, 2024, respectively, and immaterial unrealized gains in other income (expense) during the three and six months ended July 29, 2023, respectively. The projected benefit obligation was $37.7 million as of August 3, 2024 and February 3, 2024, and was included in accrued expenses and other current liabilities and other long-term liabilities in the Company’s condensed consolidated balance sheets depending on the expected timing of payments. SERP benefit payments of $0.5 million were made during each of the three months ended August 3, 2024 and July 29, 2023. SERP benefit payments of $1.0 million were made during each of the six months ended August 3, 2024 and July 29, 2023.
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
As of August 3, 2024 and February 3, 2024, the foreign pension plans had a total projected benefit obligation of $59.6 million and $56.3 million, respectively, and plan assets held in independent investment fiduciaries of $52.2 million and $49.4 million, respectively. The net liability of $7.4 million and $6.8 million was included in other long-term liabilities in the Company’s condensed consolidated balance sheets as of August 3, 2024 and February 3, 2024, respectively.
The components of net periodic defined benefit pension cost related to the Company’s defined benefit plans are (in thousands):

	SERP	Foreign Pension Plans	Total
	Three Months Ended Aug 3, 2024
Service cost	$—	$1,053	$1,053
Interest cost	442	240	682
Expected return on plan assets	—	(214)	(214)
Net amortization of unrecognized prior service credit	—	(40)	(40)
Net amortization of actuarial (gains) losses	(44)	40	(4)
Net periodic defined benefit pension cost	$398	$1,079	$1,477

	Six Months Ended Aug 3, 2024
Service cost	$—	$2,112	$2,112
Interest cost	883	481	1,364
Expected return on plan assets	—	(429)	(429)
Net amortization of unrecognized prior service credit	—	(80)	(80)
Net amortization of actuarial (gains) losses	(87)	80	(7)
Net periodic defined benefit pension cost	$796	$2,164	$2,960

	SERP	Foreign Pension Plans	Total
	Three Months Ended Jul 29, 2023
Service cost	$—	$935	$935
Interest cost	466	229	695
Expected return on plan assets	—	(203)	(203)
Net amortization of unrecognized prior service credit	—	(40)	(40)
Net amortization of actuarial losses	—	65	65
Net periodic defined benefit pension cost	$466	$986	$1,452

	Six Months Ended Jul 29, 2023
Service cost	$—	$1,848	$1,848
Interest cost	931	453	1,384
Expected return on plan assets	—	(402)	(402)
Net amortization of unrecognized prior service credit	—	(79)	(79)
Net amortization of actuarial losses	—	127	127
Net periodic defined benefit pension cost	$931	$1,947	$2,878

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

The following presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements				Fair Value Measurements
	at Aug 3, 2024				at Feb 3, 2024
Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Foreign exchange currency contracts	$—	$990	$—	$990	$—	$2,278	$—	$2,278
2028 Bond Hedge	—	—	86,446	86,446	—	—	85,918	85,918
Interest rate swap	—	—	—	—	—	797	—	797
Total	$—	$990	$86,446	$87,436	$—	$3,075	$85,918	$88,993
Liabilities:
Foreign exchange currency contracts	$—	$1,015	$—	$1,015	$—	$1,702	$—	$1,702
Embedded derivative	—	—	18,900	18,900	—	—	16,390	16,390
Deferred compensation obligations	—	18,580	—	18,580	—	17,164	—	17,164
Total	$—	$19,595	$18,900	$38,495	$—	$18,866	$16,390	$35,256
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

Valuation Assumptions	Aug 3, 2024	Feb 3, 2024
Expected volatility	30%	30%
Risk-free interest rate	3.7%	4.1%
Credit spread	2.7%	4.3%
Dividend yield	5.3%	5.2%
Term to maturity	3.7 years	4.2 years
Stock price	$22.43	$22.86
As of August 3, 2024, if the expected volatility were increased to 40%, keeping all other inputs constant, the fair value of the embedded derivative would increase from $18.9 million to $24.4 million and the fair value of the 2028 Bond Hedge would increase from $86.4 million to $111.7 million. If the expected volatility were decreased to 20%, the fair value of the embedded derivative would decrease from $18.9 million to $13.2 million and the fair value of the 2028 Bond Hedge would decrease from $86.4 million to $60.3 million. If the credit spread increased from 2.7% to 3.7%, keeping all other inputs constant, the fair value of the embedded derivative would increase from $18.9 million to $19.7 million and the fair value of the 2028 Bond Hedge would increase from $86.4 million to $90.0 million. If the credit spread decreased from 2.7% to 1.7%, the fair value of the embedded derivative would decrease from $18.9 million to $18.1 million and the fair value of the 2028 Bond Hedge would decrease from $86.4 million to $82.8 million.

The following presents a reconciliation of the Company’s financial assets and liabilities measured at fair value as of August 3, 2024, using significant unobservable inputs (Level 3), and the change in fair value recorded in other income (expense), net in the consolidated statements of income (loss) (in thousands):

	Embedded Derivative	2028 Bond Hedge
Balance as of February 3, 2024	$(16,390)	$85,918
Initial bifurcation of embedded derivative	(6,538)	—
Purchase of Additional 2028 Bond Hedge	—	6,538
Gain (loss) on fair value remeasurement	4,028	(6,010)
Balance as of August 3, 2024	$(18,900)	$86,446
The Company included €8.0 million ($8.7 million) and €7.1 million ($7.7 million) in other assets in the Company’s condensed consolidated balance sheets related to its investment in certain private equity funds as of August 3, 2024 and February 3, 2024, respectively. The Company uses net asset value per share as a practical expedient to measure the fair value of this investment and has not included this investment in the fair value hierarchy as disclosed above. As of August 3, 2024, the Company had an unfunded commitment to invest an additional €3.7 million ($4.0 million) in the private equity funds.
The fair values of the Company’s debt instruments (see Note 10) are based on the amount of future cash flows associated with each instrument discounted using the Company’s incremental borrowing rate. As of August 3, 2024 and February 3, 2024, the carrying value was not materially different from fair value, as the interest rates on the Company’s debt approximated rates currently available to the Company. The fair value of the Company’s Notes (see Note 11) is determined based on inputs that are observable in the market and have been classified as Level 2 in the fair value hierarchy.
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
As discussed further in Note 1, macroeconomic conditions, including declines in consumer spending, inflation, higher interest rates, foreign exchange rate fluctuations and the impact of the ongoing wars in Ukraine and Gaza continued to negatively impact the Company’s financial results during the three and six months ended August 3, 2024 and July 29, 2023, and could continue to impact the Company’s operations in ways the Company is not able to predict today. The Company has made reasonable assumptions and judgments to determine the fair value of the assets tested based on the facts and circumstances that were available as of the reporting date. If actual results are not consistent with the assumptions and judgments used in estimating future cash flows and asset fair values, there may be additional exposure to future impairment losses that could be material to the Company’s results of operations.
The Company recorded asset impairment charges of $2.3 million and $3.4 million during the three and six months ended August 3, 2024, respectively. The Company recorded asset impairment charges of $2.6 million and $4.6 million during the three and six months ended July 29, 2023, respectively. The Company recognized $2.0 million and $2.9 million in impairment of property and equipment during the three and six months ended August 3, 2024, respectively, related to certain retail locations primarily in the Americas and Europe driven by under-performance and expected store closures. The Company recognized $2.5 million and $4.5 million in impairment of property and equipment related to certain retail locations primarily in Americas and Europe during the three and six months ended July 29, 2023, respectively. The Company recognized $0.3 million and $0.5 million impairment charges on ROU assets during the three and six months ended August 3, 2024, respectively, and immaterial impairment charges on ROU assets during each of the three and six months ended July 29, 2023, respectively.
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
During the three months ended August 3, 2024, the Company assessed qualitative factors and determined that it is not more likely than not that the fair values of its reporting units are less than their carrying amounts.
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
Interest Rate Swap Agreements
The Company is exposed to interest rate risk on its floating-rate debt. From time to time, the Company may enter into interest rate swap agreements to effectively convert its floating-rate debt to a fixed-rate basis. The principal objective is to eliminate or reduce the variability of the cash flows in interest payments associated with the Company’s floating-rate debt, thus reducing the impact of interest rate changes on future interest payment cash flows. In connection with the sale of the U.S. distribution center, the Company settled its interest rate swap agreement, recognizing a gain of $0.8 million. As of August 3, 2024, there was no related net unrealized loss, net of tax, in AOCL.
Summary of Derivative Instruments
The fair value of derivative instruments in the condensed consolidated balance sheets is (in thousands):

	Fair Value at Aug 3, 2024	Fair Value at Feb 3, 2024	Derivative Balance Sheet Location
ASSETS:
Derivatives designated as hedging instruments:
Cash flow hedges:
Foreign exchange currency contracts	$467	$1,590	Other current assets/Other assets
Interest rate swap	—	797	Other assets
Total derivatives designated as hedging instruments	467	2,387
Derivatives not designated as hedging instruments:
Foreign exchange currency contracts	523	688	Other current assets
2028 Bond Hedge	86,446	85,918	Other assets
Total derivatives not designated as hedging instruments	86,969	86,606
Total	$87,436	$88,993
LIABILITIES:
Derivatives designated as hedging instruments:
Cash flow hedges:
Foreign exchange currency contracts	$600	$763	Accrued expenses/ Other long-term liabilities
Total derivatives designated as hedging instruments	600	763
Derivatives not designated as hedging instruments:
Foreign exchange currency contracts	415	939	Accrued expenses
Embedded derivative	18,900	16,390	Convertible senior notes due 2028, net
Total derivatives not designated as hedging instruments	19,315	17,329
Total	$19,915	$18,092
Derivatives Designated as Hedging Instruments
Foreign Exchange Currency Contracts Designated as Cash Flow Hedges
During the six months ended August 3, 2024, the Company purchased U.S. dollar forward contracts in Europe totaling US$175.0 million that were designated as cash flow hedges. As of August 3, 2024, the Company had forward contracts outstanding for its European operations of US$145.0 million to hedge forecasted merchandise purchases, which are expected to mature over the next 14 months.

As of August 3, 2024, AOCL related to foreign exchange currency contracts included a $0.5 million net unrealized gain, net of tax, of which $0.5 million will be recognized in cost of product sales over the following 12 months, at the then current values on a pre-tax basis, which can be different than the current quarter-end values.
As of February 3, 2024, the Company had forward contracts outstanding for its European operations of $104.0 million that were designated as cash flow hedges.
The following summarizes the gains (losses) before income taxes recognized on derivative instruments designated as cash flow hedges in other comprehensive income (loss) (“OCL”) and net earnings (loss) (in thousands):

	Gain (Loss) Recognized in OCL		Location of Gain (Loss) Reclassified from AOCL into Earnings (Loss)	Gain (Loss) Reclassified from AOCL into Earnings (Loss)
	Aug 3, 2024	Jul 29, 2023		Aug 3, 2024	Jul 29, 2023
	Three Months Ended
Derivatives designated as cash flow hedges:
Foreign exchange currency contracts	$(1,422)	$2,467	Cost of product sales	$(56)	$311
Interest rate swap	(797)	338	Interest expense	57	148

	Six Months Ended
Derivatives designated as cash flow hedges:
Foreign exchange currency contracts	$(251)	$1,395	Cost of product sales	$(2,101)	$6,204
Interest rate swap	(604)	353	Interest expense	212	276
The following summarizes net after income tax derivative activity recorded in AOCL (in thousands):

	Three Months Ended		Six Months Ended
	Aug 3, 2024	Jul 29, 2023	Aug 3, 2024	Jul 29, 2023
Beginning balance gain (loss)	$2,221	$(7,869)	$(544)	$(1,584)
Net gain (loss) from changes in cash flow hedges	(1,832)	2,455	(687)	1,513
Net (gain) loss reclassified into earnings (loss)	87	(391)	1,707	(5,734)
Ending balance gain (loss)	$476	$(5,805)	$476	$(5,805)
Foreign Exchange Currency Contracts Not Designated as Hedging Instruments
As of August 3, 2024, the Company had euro foreign exchange currency contracts to purchase US$114.0 million expected to mature over the next 13 months. As of February 3, 2024, the Company had euro foreign exchange currency contracts to purchase US$52.0 million.

The following summarizes the gains (losses) before income taxes recognized on derivative instruments not designated as hedging instruments in other income (expense) (in thousands):

	Location of Gains (Losses) Recognized in Earnings (Loss)	Gains (Losses) Recognized in Earnings (Loss)
		Three Months Ended		Six Months Ended
		Aug 3, 2024	Jul 29, 2023	Aug 3, 2024	Jul 29, 2023
Foreign exchange currency contracts	Other expense, net	$(939)	$165	$(418)	$(460)
2028 Bond Hedge	Other expense, net	$(51,822)	$—	$(6,010)	$—
Embedded derivatives	Other expense, net	$11,330	$—	$4,028	$—
(18)    Subsequent Events
Dividends
On August 28, 2024, the Company announced a regular quarterly cash dividend of $0.30 per share on the Company’s common stock. The cash dividend will be paid on September 27, 2024 to shareholders of record as of the close of business on September 11, 2024. As a result of this dividend declaration and in accordance with the terms of the 2028 Indenture, the Company will adjust the conversion rate (which is expected to increase) and the conversion price (which is expected to decrease) of the 2028 Notes, effective as of September 11, 2024. A downward adjustment is also expected to be made to the strike prices of the 2028 Bond Hedge and 2028 Warrants, each of which will be decreased in accordance with the terms of the applicable 2028 Bond Hedge confirmations and 2028 Warrants confirmations.

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
All statements other than statements of historical or current fact are forward-looking statements. These statements include those relating to expectations, analyses and other information based on current plans, forecasts of future results and estimates of amounts not yet determinable. These statements also relate to our expectations, goals, future prospects, and current business strategies and strategic initiatives; statements concerning our plans and expectations for our recently-acquired rag & bone business; statements concerning the impacts of macroeconomic conditions; statements concerning the ongoing wars in Ukraine and Gaza; expectations relating to our convertible senior notes and hedges; statements concerning our future capital expenditures and financial conditions; and statements expressing optimism or pessimism about future operating results and growth opportunities. These forward-looking statements are frequently indicated by terms such as “expect,” “could,” “will,” “should,” “goal,” “strategy,” “believe,” “estimate,” “continue,” “outlook,” “plan,” “create,” “see,” and similar terms, are only expectations, and involve known and unknown risks and uncertainties, which may cause actual results in future periods to differ materially from what is currently anticipated. Factors which may cause actual results in future periods to differ materially from current expectations include, among others: our ability to maintain our brand image and reputation; changes in consumer confidence or discretionary consumer spending; sanctions and export controls targeting Russia and other impacts related to the war in Ukraine; impacts related to the Israel-Hamas war; impacts related to public health crises; risks relating to our indebtedness; changes to estimates related to impairments, inventory and other reserves; changes in the competitive marketplace and in our commercial relationships; our ability to anticipate and adapt to changing consumer preferences and trends; our ability to manage our inventory commensurate with customer demand; the high concentration of our Americas Wholesale business; risks related to the costs and timely delivery of merchandise to our distribution facilities, stores and wholesale customers, including risks related to the current Red Sea supply chain crisis; unexpected or unseasonable weather conditions, catastrophic events or natural disasters; our ability to effectively operate our various retail concepts; our ability to successfully and/or timely implement our growth strategies and other strategic initiatives; our ability to complete or integrate acquisitions or alliances; uncertainties regarding our ability to realize operational efficiencies and other anticipated synergies, expansion plans and other benefits from the rag & bone acquisition in the timeframe expected or at all; our ability to successfully enhance our global omni-channel capabilities; our ability to expand internationally and operate in regions where we have less experience; risks relating to our convertible senior notes, including our ability to settle the liabilities in cash; disruptions at our distribution facilities, including potential challenges related to the conversion of our self-operated U.S. distribution center to a third-party provider; our ability to attract and retain management and other key personnel; obligations or changes in estimates arising from new or existing litigation, income tax and other regulatory proceedings; errors in our assumptions, estimates and judgments related to tax matters; changes in U.S. or foreign income tax or tariff policy, including changes to tariffs on imports into the U.S.; accounting adjustments to our unaudited financial statements; future non-cash asset impairments, including goodwill, right-of-use lease assets and/or other store asset impairments; violations of, or changes to, domestic or international laws and regulations; risks associated with the acts or omissions of our licensees and third party vendors, including a failure to comply with our vendor code of conduct or other policies; risks associated with cybersecurity incidents and other cybersecurity risks; risks associated with our ability to properly collect, use, manage and secure consumer and employee data; risks associated with our vendors’ ability to maintain the strength and security of information systems; changes in economic, political, social and other conditions affecting our foreign operations and sourcing, including the impact of currency fluctuations, global income tax rates and economic and market conditions in the various countries in which we operate; impacts of inflation and further inflationary pressures; fluctuations in quarterly performance; slowing in-person customer traffic; increases in labor costs; increases in wages; risks relating to activist investor activity; and the significant voting power of our founders. In addition to these factors, the economic, technological, managerial, and other risks identified in “Part I, Item 1A. Risk Factors” of our most recent Annual Report on Form 10-K and other filings with the Securities and Exchange Commission, including but not limited to the risk factors discussed therein, could cause actual results to differ materially from current expectations. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
Business Update, Market Trends and Uncertainties
Macroeconomic conditions, including declines in consumer spending, inflation, higher interest rates, foreign exchange rate fluctuations and the impact of the ongoing wars in Ukraine and Gaza are continuing to negatively impact our business.
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
We evaluate segment performance based primarily on revenues and earnings (loss) from operations before corporate performance-based compensation costs, asset impairment charges, net gains (losses) on lease modifications, separation charges, transaction costs, restructuring charges, gain on sale of assets and certain non-recurring credits (charges), if any. We believe this segment reporting reflects how our business segments are managed and how each segment’s performance is evaluated by our chief operating decision maker to assess performance and make resource allocation decisions. Information regarding these segments is summarized in “Part I, Item 1. Financial Statements – Note 9 – Segment Information.”
Products
We derive our net revenue from the sale of GUESS?, G by GUESS (GbG), GUESS Kids, GUESS JEANS, MARCIANO and rag & bone apparel and certain accessories and our licensees’ products through our worldwide network of directly-operated and licensed retail stores, wholesale customers and distributors, as well as our online sites. We also derive royalty revenue from worldwide licensing activities.
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
During the first six months of fiscal 2025, the average U.S. dollar rate was stronger against the euro, Turkish lira, Canadian dollar, Chinese yuan, Russian rouble, Japanese yen and Korean won and weaker against the British pound, Polish zloty and Mexican peso. Overall, this had an unfavorable impact on the translation of our international revenues and earnings from operations for the six months ended August 3, 2024 compared to the same prior-year period.
For the remainder of fiscal 2025, if the U.S. dollar strengthens relative to the respective fiscal 2024 foreign exchange rates, foreign exchange could negatively impact our revenues and operating results, as well as our international cash and other balance sheet items, particularly in Canada, Europe (primarily the euro, Turkish lira, British pound and Russian rouble) and Mexico. Alternatively, if the U.S. dollar weakens relative to the respective fiscal 2024 foreign exchange rates, our revenues and operating results, as well as our other cash balance sheet items, could be positively impacted by foreign currency fluctuations during the remainder of fiscal 2025, particularly in these regions. At roughly prevailing exchange rates, we expect currencies to turn to a tailwind on revenues for the remainder of fiscal 2025 but continue to represent a headwind for the overall year.
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
These increased costs have negatively impacted our margins and expenses. Continued inflationary and other pressures could further impact our gross margin and selling, general and administrative expenses as a percentage of net sales if the sales price of our products does not increase with higher costs. Furthermore, prolonged inflationary conditions have had and could continue to have an adverse impact on consumer discretionary spending, which has negatively impacted our sales and results and could continue to negatively impact our sales and results in the future. In addition, inflation could materially increase the interest rates on any future debt we may incur.
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
Our operations in Russia, Belarus and Ukraine represented slightly less than 4% of our total revenue for the six months ended August 3, 2024 and slightly more than 4% for the six months ended July 29, 2023, with our operations in Russia comprising over 90% of this total revenue. As of August 3, 2024, our total assets in Russia, all of which are held by Guess CIS, represented less than 2% of our total assets, consisting primarily of leasehold right of use assets, store inventory, furnishings and fixtures and receivables. We only maintain inventory in Russia in an amount sufficient for operating our Russian retail stores. We do not maintain inventory or hold any other significant assets in Belarus or Ukraine. We do not rely, directly or indirectly, on goods sourced in Russia, Belarus or Ukraine. Other than such labor and services necessary to conduct our direct operations in Russia in the ordinary course of business, we do not rely, directly or indirectly, on services sourced in Russia, Belarus or Ukraine.
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
Impact of Sanctions and Trade Restrictions
Our Russian operations are subject to various sanctions and export control measures targeting Russia, Belarus, and the Russian-controlled regions of Ukraine (Crimea, Donetsk and Luhansk). These measures may include: (i) blocking sanctions prohibiting dealings with various Russian senior government officials, and companies in various sectors important to the Russian economy, including major Russian financial institutions; (ii) expanded sectoral sanctions related to designated Russian entities’ ability to raise capital; (iii) the disconnection of certain Russian and Belarusian banks from the Society for Worldwide Interbank Financial Telecommunication (“SWIFT”) financial messaging network; (iv) a ban on new investment in Russia; (v) a ban on the provision of certain services in Russia in the areas of accounting, trust formation, management consulting, quantum computing, architecture, engineering and in relation to the maritime transport of Russian-origin crude oil and petroleum products; (vi) bans on the import into the United States of certain Russian origin products, including various energy products; (vii) bans on the conduct of business or investment activity in the Russian-controlled Crimea, Donetsk and Luhansk regions of Ukraine; and (viii) restrictions on the export of various products to Russia and Belarus, including certain dual-use industrial and commercial products, and luxury goods. Additionally, certain logistics operators have imposed bans on direct air deliveries to Russia and restrictions on land deliveries to and from Russia, Belarus and Ukraine, none of which have had a material impact on our operations to date. We assessed the applicability of these sanctions and trade restrictions based on internal assessments of relevant regulations and concluded our existing operations in Russia and Belarus have not been materially affected by these sanctions and trade restrictions, although we are limited from further expansion of our business in Russia. All of our deliveries (both wholesale and retail) undergo sanctions screening, including screening for maximum product value of $300 and €300 per item and prevention of shipments to sanctioned final recipients.
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
In March 2024, we issued $12.1 million principal amount of additional 3.75% convertible senior notes due 2028 (the “March Additional 2028 Notes”, together with the “January Additional 2028 Notes”, the “Additional 2028 Notes”; collectively with the “Initial 2028 Notes”, the “2028 Notes”) in a privately negotiated exchange and subscription agreement with a holder of our 2024 Notes (together with the “2028 Notes”, the “Notes”). As part of this March 2024 transaction, we exchanged approximately $14.6 million of our 2024 Notes for approximately $12.1 million of the March Additional 2028 Notes. In addition, we concurrently repurchased $10.3 million of our common stock through broker-assisted market transactions, pursuant to our 2024 Share Repurchase Program (as defined below). Immediately following the closing of this transaction, approximately $33.5 million of the 2024 Notes remained outstanding, which were settled upon maturity during April 2024. We also repurchased shares of our common stock in open market transactions totaling $50.5 million, including excise tax, during the six months ended August 3, 2024.
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

Other
We operate on a 52/53-week fiscal year calendar which ends on the Saturday nearest to January 31 of each year. The six months ended August 3, 2024 had the same number of days as the six months ended July 29, 2023. All references herein to “fiscal 2025”, “fiscal 2024” and “fiscal 2023” represent the results of the 52-week fiscal year ending February 1, 2025, the 53-week fiscal year ended February 3, 2024 and the 52-week fiscal year ended January 28, 2023, respectively.
Executive Summary
Overview
Net loss attributable to Guess?, Inc. was $10.6 million, or diluted net loss per share of $0.28, for the quarter ended August 3, 2024, compared to net earnings of $39.0 million, or diluted net earnings per share (“EPS”) of $0.59, for the quarter ended July 29, 2023.
During the quarter ended August 3, 2024, we recognized a net loss of $40.5 million on the fair value remeasurement of derivatives; $2.3 million in asset impairment charges; $1.7 million in separation charges; $0.8 million of amortization of debt discount related to our 2028 Notes; $0.1 million in transaction costs; $0.3 million for certain discrete income tax adjustments; $14.6 million gain on the sale of our U.S. distribution center and settlement of related interest rate swap; and a net credit $0.1 million for certain professional service and legal fees and related (credits) costs (or a combined $33.6 million, or $0.70 per share, negative impact after considering the related income tax benefit of $2.6 million). Excluding the impact of these items, adjusted net earnings attributable to Guess?, Inc. was $23.0 million and adjusted diluted EPS was $0.42 per common share for the quarter ended August 3, 2024.
During the quarter ended July 29, 2023, we recognized $2.6 million in asset impairment charges; $2.4 million in net gains on lease modifications; $0.2 million for certain professional services and legal fees and related (credits) costs; $0.2 million of amortization of debt discount related to our Notes; and $0.2 million for certain discrete income tax adjustments (or a combined $0.7 million, or $0.13 per share, negative impact after considering the related income tax benefit of $0.1 million). Excluding the impact of these items, adjusted net earnings attributable to Guess?, Inc. was $39.7 million and adjusted diluted EPS was $0.72 per common share for the quarter ended July 29, 2023. References to financial results excluding the impact of these items are non-GAAP measures and are addressed below under “Non-GAAP Measures.”
Highlights of our performance for the quarter ended August 3, 2024 compared to the same prior-year quarter are presented below, followed by a more comprehensive discussion under “Results of Operations” (References to constant currency results are non-GAAP measures and are addressed under “Non-GAAP Measures”):
Operations
•Total net revenue increased 10.2% to $732.6 million for the quarter ended August 3, 2024, compared to $664.5 million in the same prior-year quarter. In constant currency, net revenue increased by 12.6%.
•Gross margin (gross profit as a percentage of total net revenue) decreased 60 basis points to 43.7% for the quarter ended August 3, 2024, compared to 44.3% in the same prior-year quarter.
•Selling, general and administrative (“SG&A”) expenses as a percentage of total net revenue (“SG&A rate”) increased 410 basis points to 38.7% for the quarter ended August 3, 2024, compared to 34.6% in the same prior-year quarter. SG&A expenses increased 23.2% to $283.0 million for the quarter ended August 3, 2024, compared to $229.7 million in the same prior-year quarter.
•During the quarter ended August 3, 2024, we recognized $2.3 million of asset impairment charges, compared to $2.6 million in the same prior-year quarter.
•During the quarter ended August 3, 2024, we recognized no net gains on lease modifications, compared to $2.4 million in the same prior-year quarter.

•During the quarter ended August 3, 2024, we recognized a $13.8 million gain on sale of assets related to the sale of the U.S. distribution center.
•Operating margin decreased 320 basis points to 6.5% for the quarter ended August 3, 2024, compared to 9.7% in the same prior-year quarter. The decrease in operating margin was driven primarily by higher expenses, the impact of newly acquired businesses, higher promotions and unfavorable currency impact, partially offset by a gain on the sale of assets, higher initial markups and the favorable impact of higher revenues. Earnings from operations decreased 26.0% to $47.8 million for the quarter ended August 3, 2024, compared to $64.6 million in the same prior-year quarter.
•Other expense, net, totaled $39.9 million for the quarter ended August 3, 2024, compared to $4.6 million in the same prior-year quarter.
•The effective income tax rate increased by 347.4% to 373.9% for the quarter ended August 3, 2024, compared to 26.5% in the same prior-year quarter. The change in the effective income tax rate was primarily due to lower pre-tax income as well as the discrete items during the quarter ended August 3, 2024 compared to the same prior-year quarter.
Key Balance Sheet Accounts
•We had $218.9 million in cash and cash equivalents and $1.4 million in restricted cash as of August 3, 2024 compared to $302.6 million in cash and cash equivalents at July 29, 2023.
◦As of August 3, 2024, we had $7.4 million in outstanding borrowings under our term loans and $206.1 million in outstanding borrowings under our credit facilities compared to $18.5 million in outstanding borrowings under our term loans and $127.3 million in outstanding borrowings under our credit facilities as of July 29, 2023.
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
◦During the first quarter of fiscal 2025, in connection with the additional exchange and subscription offering related to the 2024 Notes and the 2028 Notes, we repurchased approximately 0.3 million shares of our common stock for $10.3 million through broker-assisted market transactions. During the second quarter of fiscal 2025, we repurchased approximately 2.3 million shares of our common stock in open market transactions totaling $50.5 million, including excise tax, leaving a capacity of $139.8 million under the share repurchase program. Combined, these transactions resulted in the repurchase of approximately 2.6 million shares for $60.8 million during the six months ended August 3, 2024.
•Inventory increased by $48.8 million, or 8.8%, to $603.3 million as of August 3, 2024, from $554.4 million at July 29, 2023. On a constant currency basis, inventory increased by $61.2 million, or 11.0%, when compared to July 29, 2023. The increase was driven by our rag & bone acquisition.
•Accounts receivable consists of trade receivables relating primarily to our wholesale business in Europe and, to a lesser extent, to our wholesale businesses in the Americas and Asia, royalty receivables relating to our licensing operations, credit card and retail concession receivables related to our retail businesses and certain other receivables. Accounts receivable increased by $13.7 million, or 4.3%, to $332.0 million as of August 3, 2024 compared to $318.4 million at July 29, 2023. On a constant currency basis, accounts receivable increased by $21.7 million, or 6.8%, when compared to July 29, 2023. The increase was driven by our rag & bone acquisition.

Global Store Count
During the quarter ended August 3, 2024, together with our partners, we opened 32 new stores worldwide, consisting of 16 stores in Europe and the Middle East, nine stores in Asia and the Pacific and seven stores in the Americas. Together with our partners, we closed 22 stores worldwide, consisting of 11 stores in Europe and the Middle East, nine stores in Asia and the Pacific and two stores in the Americas.
As of August 3, 2024, we had stores and concessions worldwide comprised as follows:

	Stores			Concessions
Region	Total	Directly-Operated	Partner Operated	Total	Directly-Operated	Partner Operated
United States	264	264	—	—	—	—
Canada	54	54	—	—	—	—
Central and South America	100	88	12	29	29	—
Total Americas	418	406	12	29	29	—
Europe and the Middle East	780	555	225	58	58	—
Asia and the Pacific	393	93	300	222	131	91
Total	1,591	1,054	537	309	218	91
Of our total stores, 1,286 were GUESS? stores, 183 were GUESS? Accessories stores, 62 were G by GUESS (GbG) stores, 37 were rag & bone stores and 23 were MARCIANO stores.

Results of Operations
Three Months Ended August 3, 2024 and July 29, 2023
Consolidated Results
The following presents our condensed consolidated statements of income (loss) (in thousands, except per share data):

	Three Months Ended
	Aug 3, 2024		Jul 29, 2023		$ change	% change
Net revenue	$732,560	100.0%	$664,512	100.0%	$68,048	10.2%
Cost of product sales	412,617	56.3%	370,069	55.7%	42,548	11.5%
Gross profit	319,943	43.7%	294,443	44.3%	25,500	8.7%

SG&A	282,951	38.7%	229,652	34.6%	53,299	23.2%
Asset impairment charges	2,277	0.3%	2,622	0.4%	(345)	(13.2%)
Net gains on lease modifications	—	—%	(2,431)	(0.4%)	2,431	(100.0%)
Gain on sale of assets	(13,781)	(1.9%)	—	—%	(13,781)
Loss on equity method investment	720	0.1%	—	—%	720
Earnings from operations	47,776	6.5%	64,600	9.7%	(16,824)	(26.0%)
Interest expense, net	(4,750)	(0.7%)	(2,881)	(0.4%)	(1,869)	64.9%
Other expense, net	(39,873)	(5.4%)	(4,592)	(0.7%)	(35,281)	768.3%
Earnings before income tax expense	3,153	0.4%	57,127	8.6%	(53,974)	(94.5%)
Income tax expense	11,789	1.6%	15,165	2.3%	(3,376)	(22.3%)
Net earnings (loss)	(8,636)	(1.2%)	41,962	6.3%	(50,598)	(120.6%)
Net earnings attributable to noncontrolling interests	1,967	0.2%	2,929	0.4%	(962)	(32.8%)
Net earnings (loss) attributable to Guess?, Inc.	$(10,603)	(1.4%)	$39,033	5.9%	(49,636)	(127.2%)

Net earnings (loss) per common share attributable to common stockholders:
Basic	$(0.21)		$0.73		$(0.94)
Diluted	$(0.28)		$0.59		$(0.87)

Effective income tax rate	373.9%		26.5%
Net Revenue. Net revenue increased by $68 million, or 10%, for the quarter ended August 3, 2024 compared to the same prior-year quarter. Currency translation fluctuations relating to our non-U.S. operations unfavorably impacted net revenue by $16 million compared to the same prior-year quarter. In constant currency, net revenue increased by 13%. The increase in constant currency was mainly driven by $64 million due to the impact of the rag & bone acquisition, and $27 million due to higher wholesale shipments, partially offset by $11 million due to negative comparable store sales.
Gross Margin. Gross margin decreased by 0.6% for the quarter ended August 3, 2024 compared to the same prior-year quarter, driven by 70 basis points from higher store occupancy costs, 30 basis points from higher markdowns and 20 basis points from the impact of newly acquired businesses, partially offset by 80 basis points due to higher initial markups.
Gross Profit. Gross profit increased $26 million for the quarter ended August 3, 2024 compared to the same prior-year quarter. The increase in gross profit was driven by $26 million from the impact of newly acquired businesses, $11 million due to higher revenues and $6 million from higher initial markups, partially offset by

$8 million of unfavorable currency translational impact, $5 million from higher store occupancy costs and $3 million from higher markdowns.
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
SG&A Rate. Our SG&A rate increased 4.1% for the quarter ended August 3, 2024 from the same prior-year quarter. The unfavorable change in SG&A rate was mainly driven by 360 basis points of higher expenses, including higher advertising costs, store labor costs and separation charges, 60 basis points from the impact of newly acquired businesses and 20 basis points of unfavorable currency impact, partially offset by 40 basis points from the favorable impact of higher revenues.
SG&A Expenses. SG&A expenses increased $53 million for the quarter ended August 3, 2024 from the same prior-year quarter. The increase in SG&A expenses was mainly driven by $27 million from higher expenses, including higher advertising costs, store labor costs and separation charges, and $26 million from the impact of newly acquired businesses, partially offset by $4 million from favorable currency impact.
Asset Impairment Charges. During the quarters ended August 3, 2024 and July 29, 2023, we recognized $2 million and $3 million, respectively, of property and equipment and operating lease ROU asset impairment charges related to certain retail locations resulting from under-performance and expected store closures.
Net Gains on Lease Modifications. There were no net gains on lease modifications during the quarter ended August 3, 2024. During the quarter ended July 29, 2023, we recorded net gains on lease modifications of $2 million, related primarily to the early termination of lease agreements for certain retail locations.
Gain on Sale of Assets. There was a $14 million gain on the sale of assets resulting from the sale of our U.S. distribution center during the quarter ended August 3, 2024.
Operating Margin. Operating margin decreased 3.2% for the quarter ended August 3, 2024 compared to the same prior-year quarter. The decrease in operating margin was driven primarily by 430 basis points due to higher expenses, including higher advertising costs, store labor costs and separation charges, 90 basis points from the impact of newly acquired businesses and 30 basis points for each of higher markdowns and unfavorable currency impact, partially offset by 190 basis points from a gain on the sales of assets, 80 basis points from higher initial markups and 60 basis points from the favorable impact of higher revenues. Excluding the impacts of transaction costs, separation charges, asset impairment charges, certain professional service and legal fees and related (credits) costs, net gains on lease modifications and gain on the sale of assets, our operating margin would have decreased 4.6% compared to the same prior-year quarter.
Earnings from Operations.   As a result of the foregoing, earnings from operations decreased by $17 million for the quarter ended August 3, 2024, compared to the same prior-year quarter. Currency fluctuations relating to our foreign operations unfavorably impacted earnings from operations by $3 million, including $4 million of unfavorable translational impact, partially offset by an immaterial amount of favorable transactional impact.
Other Expense, Net. Other expense, net for the quarter ended August 3, 2024 was $40 million compared to $5 million in the same prior-year quarter. The change was primarily due to the fair value remeasurement of derivatives related to our 2028 Notes and the related convertible note hedge resulting in a net unrealized loss of $40 million during the second quarter of fiscal 2025, partially offset by lower net unrealized losses from foreign currency exposures, compared to the same prior-year quarter.
Income Tax Expense.  Income tax expense for the quarter ended August 3, 2024 was $12 million, or a 373.9% effective income tax rate, compared to $15 million, or a 26.5% effective income tax rate in the same prior-year quarter. Income tax expense for the interim periods is computed using the income tax rate estimated to be applicable for the full fiscal year, adjusted for discrete items, which is subject to ongoing review and evaluation by management. The change in the effective income tax rate was primarily due to lower pre-tax income as well as the discrete items, compared to the same prior-year quarter.
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
Net Earnings (Loss) Attributable to Guess?, Inc. Net loss attributable to Guess?, Inc. was $11 million for the quarter ended August 3, 2024, compared to net earnings of $39 million in the same prior-year quarter. Diluted net loss per share was $0.28 for the quarter ended August 3, 2024 compared to diluted EPS of $0.59 in the same prior-year quarter. We estimate a minimal impact from our share buybacks and a positive impact from currency of $0.01 on diluted EPS in the quarter ended August 3, 2024 when compared to the same prior-year quarter.
Refer to “Non-GAAP Measures” for an overview of our non-GAAP, or adjusted, financial results for the quarters ended August 3, 2024 and July 29, 2023. Excluding the impact of these non-GAAP items, adjusted net earnings attributable to Guess?, Inc. decreased $17 million and adjusted diluted EPS decreased $0.30 for the quarter ended August 3, 2024, compared to the same prior-year quarter. We estimate a positive impact from our share buybacks of $0.01 and a positive impact from currency of $0.01 on adjusted diluted EPS in the quarter ended August 3, 2024 when compared to the same prior-year quarter.

Information by Business Segment
The following presents our net revenue and earnings (loss) from operations by segment (in thousands):

	Three Months Ended
	Aug 3, 2024	Jul 29, 2023	$ change	% change
Net revenue:
Europe	$383,230	$366,311	$16,919	4.6%
Americas Retail	181,494	167,568	13,926	8.3%
Americas Wholesale	84,404	43,680	40,724	93.2%
Asia	54,332	58,937	(4,605)	(7.8%)
Licensing	29,100	28,016	1,084	3.9%
Total net revenue	$732,560	$664,512	68,048	10.2%
Earnings (loss) from operations:
Europe	$37,394	$47,196	$(9,802)	(20.8%)
Americas Retail	2,693	15,261	(12,568)	(82.4%)
Americas Wholesale	15,980	11,065	4,915	44.4%
Asia	(1,224)	(539)	(685)	127.1%
Licensing	27,136	26,354	782	3.0%
Total segment earnings from operations	81,979	99,337	(17,358)	(17.5%)
Corporate overhead	(45,707)	(34,546)	(11,161)	32.3%
Asset impairment charges	(2,277)	(2,622)	345	(13.2%)
Net gains on lease modifications	—	2,431	(2,431)	(100.0%)
Gain on sale of assets	13,781	—	13,781
Total earnings from operations	$47,776	$64,600	(16,824)	(26.0%)

Operating margins:
Europe	9.8%	12.9%
Americas Retail	1.5%	9.1%
Americas Wholesale	18.9%	25.3%
Asia	(2.3%)	(0.9%)
Licensing	93.3%	94.1%
Total Company	6.5%	9.7%
Europe
Net revenue from our Europe segment increased by $17 million, or 5%, for the quarter ended August 3, 2024 from the same prior-year quarter. Currency translation fluctuations unfavorably impacted net revenue by $12 million. In constant currency, net revenue increased by 8%. The increase in net revenue in constant currency was driven mainly by $12 million due to higher wholesale revenue, $8 million due to positive retail comparable sales and $4 million each from newly acquired businesses and e-commerce. Retail comparable sales (including e-commerce) increased 1% in U.S. dollars and 4% in constant currency compared to the same prior-year quarter. The inclusion of our e-commerce sales had a positive impact on the retail comparable sales percentage of 1% in U.S. dollars and a minimal amount in constant currency. Our retail sales in Turkey, a relatively small market, had an outsized impact on our retail comparable sales (including e-commerce) for the quarter ended August 3, 2024, contributing a positive impact of 1% in U.S. dollars and 3% in constant currency, largely due to the current hyper-inflationary environment in Turkey. As of August 3, 2024, we directly operated 555 stores in Europe compared to 546 stores at July 29, 2023, excluding concessions, which represents a 2% increase from the same prior-year quarter.
Operating margin decreased 3.1% for the quarter ended August 3, 2024 compared to the same prior-year quarter. The decrease in operating margin was driven primarily by 360 basis points of higher expenses, including advertising expenses, 70 basis points from higher markdowns and 50 basis points from unfavorable currency impacts, partially offset by a 120 basis point impact of higher revenues as well as 90 basis points from higher initial markups.
Earnings from operations from our Europe segment decreased by $10 million, or 21%, for the quarter ended August 3, 2024 compared to the same prior-year quarter. The decrease was mainly driven by $14 million from higher expenses, including advertising expenses, and $3 million each from unfavorable currency impacts and higher markdowns, including $4 million of unfavorable translation impact, partially offset by $8 million from higher revenues and $4 million of higher initial markups.
Americas Retail
Net revenue from our Americas Retail segment increased by $14 million, or 8%, for the quarter ended August 3, 2024 from the same prior-year quarter. Currency translation fluctuations relating to our non-U.S. retail stores and e-commerce sites unfavorably impacted net revenue by $1 million. In constant currency, net revenue increased by 9% compared to the same prior-year quarter. The net revenue increase in constant currency was driven by $32 million due to newly acquired businesses, partially offset by $13 million due to negative comparable store sales. Retail comparable sales (including e-commerce) decreased 10% in both U.S. dollars and constant currency compared to the same prior-year quarter. The inclusion of our e-commerce sales had a positive impact on the retail comparable sales percentage of 1% in both U.S. dollars and constant currency. As of August 3, 2024, we directly operated 406 stores in the Americas compared to 364 stores at July 29, 2023, excluding concessions, which represents a 12% increase from the same prior-year quarter, mainly driven by the acquisition of the rag & bone stores.
Operating margin decreased 7.6% for the quarter ended August 3, 2024 from the same prior-year quarter. Approximately 390 basis points of the decrease was driven by the unfavorable impact of lower revenues, 230 basis points from higher expenses and 160 basis points from the impact of newly acquired businesses, partially offset by 120 basis points from higher initial markups.
Earnings from operations from our Americas Retail segment decreased by $13 million, or 82%, for the quarter ended August 3, 2024 from the same prior-year quarter. The decrease was primarily driven by $7 million due to lower revenues, $4 million due to higher expenses and $1 million from the impact of newly acquired businesses, partially offset by $2 million from higher initial markups.
Americas Wholesale
Net revenue from our Americas Wholesale segment increased by $41 million, or 93%, for the quarter ended August 3, 2024 from the same prior-year quarter. Currency translation fluctuations relating to our non-U.S. wholesale businesses had a minimal impact on net revenue. In constant currency, net revenue increased by 94%. The increase in net revenues in constant currency was mainly driven by $26 million due to newly acquired businesses as well as $15 million due to higher wholesale shipments in the U.S. and Mexico.
Operating margin decreased 6.4% for the quarter ended August 3, 2024 compared to the same prior-year quarter. The decrease in operating margin was mainly driven by 930 basis points from the impact of newly acquired businesses, partially offset by 310 basis points from higher wholesale shipments.
Earnings from operations from our Americas Wholesale segment increased by $5 million, or 44%, for the quarter ended August 3, 2024 from the same prior-year quarter, mainly driven by higher wholesale shipments.
Asia
Net revenue from our Asia segment decreased by $5 million, or 8%, for the quarter ended August 3, 2024 from the same prior-year quarter. Currency translation fluctuations unfavorably impacted net revenue by $2 million. In constant currency, net revenue decreased by 4%, mainly driven by $6 million from negative comparable store sales, mainly in Korea and China, partially offset by $2 million due to newly acquired businesses. Retail comparable sales (including e-commerce) decreased 14% in U.S. dollars and 10% in constant currency compared to the same prior-year quarter. The inclusion of our e-commerce sales negatively impacted the retail comparable sales percentage by 1% in both U.S. dollars and constant currency.

Operating margin decreased 1.4% for the quarter ended August 3, 2024 from the same prior-year quarter, driven primarily by 280 basis points of higher expenses and 150 basis points from lower revenues, partially offset by 150 basis points from higher product margins and 140 basis points due to newly acquired businesses.
Loss from operations from our Asia segment decreased by $1 million, or 127.1%, for the quarter ended August 3, 2024 driven by decreases of $2 million from higher expenses and $1 million from lower revenues, partially offset by $1 million each from higher product margins and the impact of newly acquired businesses. Currency translation fluctuations relating to our Asia operations had a minimal impact on loss from operations.
Licensing
Net royalty revenue from our Licensing segment increased by $1 million, or 4%, for the quarter ended August 3, 2024 from the same prior-year quarter, mainly driven by higher royalties in our footwear and fragrance categories as well as the key money amortization for our handbag license renewal.
Earnings from operations from our Licensing segment increased by 3% for the quarter ended August 3, 2024 from the same prior-year quarter primarily driven by the increase in revenues.
Corporate Overhead
Unallocated corporate overhead increased by $11 million, or 32%, for the quarter ended August 3, 2024 compared to the same prior-year quarter, primarily due to higher advertising expenses, higher legal and professional fees as well as higher separation charges.

Six months ended August 3, 2024 and July 29, 2023
Consolidated Results
The following presents our condensed consolidated statements of income (in thousands, except per share data):

	Six Months Ended
	Aug 3, 2024		Jul 29, 2023		$ change	% change
Net revenue	$1,324,503	100.0%	$1,234,310	100.0%	$90,193	7.3%
Cost of product sales	756,459	57.1%	707,882	57.4%	48,577	6.9%
Gross profit	568,044	42.9%	526,428	42.6%	41,616	7.9%

SG&A	549,799	41.4%	460,625	37.3%	89,174	19.4%
Asset impairment charges	3,418	0.3%	4,556	0.3%	(1,138)	(25.0%)
Net gains on lease modifications	—	—%	(2,431)	(0.2%)	2,431	(100.0%)
Gain on sale of assets	(13,781)	(1.0%)	—	—%	(13,781)
Loss on equity method investment	720	0.1%	—	—%	720
Earnings from operations	27,888	2.1%	63,678	5.2%	(35,790)	(56.2%)
Interest expense, net	(7,476)	(0.6%)	(4,584)	(0.4%)	(2,892)	63.1%
Loss on extinguishment of debt	(1,952)	(0.1%)	(7,696)	(0.6%)	5,744	(74.6%)
Other expense, net	(4,106)	(0.3%)	(7,223)	(0.6%)	3,117	(43.2%)
Earnings before income tax expense	14,354	1.1%	44,175	3.6%	(29,821)	(67.5%)
Income tax expense	7,084	0.6%	12,907	1.1%	(5,823)	(45.1%)
Net earnings	7,270	0.5%	31,268	2.5%	(23,998)	(76.7%)
Net earnings attributable to noncontrolling interests	4,851	0.3%	4,040	0.3%	811	20.1%
Net earnings attributable to Guess?, Inc.	$2,419	0.2%	$27,228	2.2%	(24,809)	(91.1%)

Net earnings per common share attributable to common stockholders:
Basic	$0.04		$0.50		$(0.46)
Diluted	$0.04		$0.46		$(0.42)

Effective income tax rate	49.4%		29.2%
Net Revenue. Net revenue increased by $90 million for the six months ended August 3, 2024 compared to the same prior-year period. Currency translation fluctuations relating to our non-U.S. operations unfavorably impacted net revenue by $33 million compared to the same prior-year period. In constant currency, net revenue increased by 10%. The increase in constant currency was mainly driven by $87 million due to the impact of the rag & bone acquisition, and $34 million due to higher wholesale shipments.
Gross Margin. Gross margin increased 0.3% for the six months ended August 3, 2024 compared to the same prior-year period, driven by 70 basis points due to higher initial markups and 40 basis points from higher revenues, partially offset by 50 basis points due to higher expenses, including higher store occupancy costs, and 10 basis points of unfavorable currency impact.
Gross Profit. Gross profit increased by $42 million for the six months ended August 3, 2024 compared to the same prior-year period. The increase in gross profit was driven by $36 million due to the impact of newly acquired businesses, $15 million due to higher wholesale shipments and $10 million due to higher initial markups, partially offset by $15 million of unfavorable currency impact. Distribution costs, including labor, inbound freight charges, purchasing costs and related overhead, related to supplying inventory to store locations within our retail business are included in cost of product sales. We also include net royalties received on our inventory purchases of licensed product as a reduction to cost of product sales. We generally exclude wholesale-related distribution costs from gross margin, including them instead in SG&A expenses. Additionally, we include retail store occupancy costs in cost of product sales. As a result, our gross margin may not be comparable to that of other entities. To ensure expenses are separated appropriately, we track activities at each distribution center location and record the costs associated with our shipments of goods either as cost of sales or as selling, general and administrative expenses, accordingly.
SG&A Rate. Our SG&A rate increased 4.1% for the six months ended August 3, 2024 from the same prior-year period. The unfavorable change in SG&A rate was mainly driven by 440 basis points due to higher expenses, including advertising expenses, transaction costs and separation charges, and 40 basis points of unfavorable currency impact, partially offset by 70 basis points due to higher revenues.
SG&A Expenses. SG&A expenses increased by $89 million for the six months ended August 3, 2024 from the same prior-year period. The increase in SG&A expenses was mainly driven by $59 million of higher expenses, including advertising expenses, and $36 million due to the impact of newly acquired businesses. Currency translation fluctuations relating to our foreign operations favorably impacted SG&A expenses by $7 million.
Asset Impairment Charges. During the six months ended August 3, 2024 and July 29, 2023, we recognized $3 million and $5 million, respectively, of property and equipment and operating lease ROU asset impairment charges related to certain retail locations resulting from under-performance and expected store closures.
Net Gains on Lease Modifications. There were no net gains on lease modifications during the six months ended August 3, 2024. During the six months ended July 29, 2023, we recorded net gains on lease modifications of $2 million, related primarily to the early termination of lease agreements for certain retail locations.
Gain on Sale of Assets. There was a $14 million gain on the sale of assets resulting from the sale of the U.S. distribution center during the six months ended August 3, 2024.
Operating Margin. Operating margin decreased 3.1% for the six months ended August 3, 2024 compared to the same prior-year period. The decrease in operating margin was driven primarily by 480 basis points of higher expenses, including advertising expenses, transaction costs and separation charges, and 50 basis points of unfavorable currency impact, partially offset by 100 basis points from the gain on the sale of assets, 120 basis points from higher revenues and 70 basis points from higher initial markups. Excluding the impacts of transaction costs, separation charges, asset impairment charges, certain professional service and legal fees and related (credits) costs, net gains on lease modifications and gain on the sale of assets, our operating margin would have decreased 3.1% compared to the same prior-year period.
Earnings from Operations.   As a result of the foregoing, earnings from operations decreased by $36 million for the six months ended August 3, 2024 compared to the same prior-year period. Currency fluctuations relating to our foreign operations unfavorably impacted earnings from operations by $8 million, including $7 million of unfavorable translational impact.
Loss on Extinguishment of Debt. During the six months ended August 3, 2024, we recorded a loss of $2 million related to the partial extinguishment of our 2024 Notes, compared to a loss of $8 million during the six months ended July 29, 2023.
Other Expense, Net. Other expense, net for the six months ended August 3, 2024 was $4 million compared to $7 million in the same prior-year period. The change was primarily due to lower net unrealized and realized losses from foreign currency exposures compared to the same prior-year period.
Income Tax Expense.  Income tax expense for the six months ended August 3, 2024 was $7 million, or a 49.4% effective income tax rate, compared to $13 million, or a 29.2% effective income tax rate in the same prior-year period. Income tax expense for the interim periods is computed using the income tax rate estimated to be applicable for the full fiscal year, adjusted for discrete items, which is subject to ongoing review and evaluation by management. The change in the effective income tax rate was primarily due to lower pre-tax income as well as the discrete items, compared to the same prior-year period.
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
Net Earnings Attributable to Guess?, Inc. Net earnings attributable to Guess?, Inc. decreased $25 million for the six months ended August 3, 2024 compared to the same prior-year period. Diluted EPS decreased $0.42 for the six months ended August 3, 2024 compared to the same prior-year period. We estimate a positive impact from share buybacks of $0.01 and a negative impact from currency of $0.06 on diluted EPS in the six months ended August 3, 2024 when compared to the same prior-year period.
Refer to “Non-GAAP Measures” for an overview of our non-GAAP, or adjusted, financial results for the six months ended August 3, 2024 and July 29, 2023. Excluding the impact of these non-GAAP items, adjusted net earnings attributable to Guess?, Inc. decreased $27 million and adjusted diluted EPS decreased $0.49 for the six months ended August 3, 2024 compared to the same prior-year period. We estimate a positive impact from our share buybacks of $0.01 and a negative impact from currency of $0.07 on adjusted diluted EPS in the six months ended August 3, 2024 when compared to the same prior-year period.

Information by Business Segment
The following presents our net revenue and earnings (loss) from operations by segment (in thousands):

	Six Months Ended
	Aug 3, 2024	Jul 29, 2023	$ change	% change
	(dollars in thousands)
Net revenue:
Europe	$667,103	$646,509	$20,594	3.2%
Americas Retail	325,690	311,112	14,578	4.7%
Americas Wholesale	146,532	95,073	51,459	54.1%
Asia	127,088	129,712	(2,624)	(2.0%)
Licensing	58,090	51,904	6,186	11.9%
Total net revenue	$1,324,503	$1,234,310	90,193	7.3%
Earnings (loss) from operations:
Europe	$36,955	$48,789	$(11,834)	(24.3%)
Americas Retail	(7,698)	11,974	(19,672)	(164.3%)
Americas Wholesale	30,107	24,158	5,949	24.6%
Asia	2,517	3,291	(774)	(23.5%)
Licensing	53,814	48,649	5,165	10.6%
Total segment earnings from operations	115,695	136,861	(21,166)	(15.5%)
Corporate overhead	(98,170)	(71,058)	(27,112)	38.2%
Asset impairment charges	(3,418)	(4,556)	1,138	(25.0%)
Net gains on lease modifications	—	2,431	(2,431)	(100.0%)
Gain on sale of assets	13,781	—	13,781	100.0%
Total earnings from operations	$27,888	$63,678	(35,790)	(56.2%)

Operating margins:
Europe	5.5%	7.5%
Americas Retail	(2.4%)	3.8%
Americas Wholesale	20.5%	25.4%
Asia	2.0%	2.5%
Licensing	92.6%	93.7%
Total Company	2.1%	5.2%
Europe
Net revenue from our Europe segment increased by $21 million, or 3%, for the six months ended August 3, 2024 from the same prior-year period. Currency translation fluctuations had an unfavorable impact on net revenue of $29 million. In constant currency, net revenue increased by 8%. The increase in net revenue in constant currency was mainly driven by increases of $22 million due to positive retail comparable sales, $16 million of higher wholesale shipments and $6 million due to newly acquired businesses. Retail comparable sales (including e-commerce) increased 2% in U.S. dollars and 6% in constant currency compared to the same prior-year period. The inclusion of our e-commerce sales had a minimal impact on the retail comparable sales percentage in U.S. dollars and a negative impact of 1% in constant currency. Our retail sales in Turkey, a relatively small market, had an outsized impact on our retail comparable sales (including e-commerce) for the six months ended August 3, 2024, contributing a positive impact of 1% in U.S. dollars and 4% in constant currency, largely due to the current hyper-inflationary environment in Turkey. As of August 3, 2024, we directly operated 555 stores in Europe compared to 546 stores at July 29, 2023, excluding concessions, which represents a 2% increase from the same prior-year period.
Operating margin decreased 2.0% for the six months ended August 3, 2024 from the same prior-year period. The decrease in operating margin was driven primarily by 360 basis points of higher expenses, including advertising expenses, and 110 basis points of unfavorable currency impact, partially offset by 220 basis points due to the favorable impact of higher revenues and 100 basis points from higher initial markups.

Earnings from operations from our Europe segment decreased by $12 million, or 24%, for the six months ended August 3, 2024 compared to the same prior-year period. The decrease in operating profit was mainly driven by $25 million of higher expenses and $9 million of unfavorable currency impact, partially offset by $19 million due to the favorable impact of higher revenues and $7 million from higher initial markups
Americas Retail
Net revenue from our Americas Retail segment increased by $15 million, or 5%, for the six months ended August 3, 2024 compared to the same prior-year period. Currency translation fluctuations relating to our non-U.S. retail stores and e-commerce sites had a minimal impact on net revenue. In constant currency, net revenue increased by 5% compared to the same prior-year period. The increase in net revenue in constant currency was primarily driven by $42 million due to newly acquired businesses, partially offset by $23 million of lower comparable store sales and $6 million due to net store closures. Retail comparable sales (including e-commerce) decreased 9% in both U.S. dollars and constant currency compared to the same prior-year period. The inclusion of our e-commerce sales had a positive impact of 1% on the retail comparable sales percentage in both U.S. dollars and constant currency. As of August 3, 2024, we directly operated 406 stores in the Americas compared to 364 stores at July 29, 2023, excluding concessions, which represents a 12% increase from the same prior-year period, mainly driven by the acquisition of the rag & bone stores.
Operating margin decreased 6.2% for the six months ended August 3, 2024 compared to the same prior-year period. The decrease was driven primarily by 420 basis points from the unfavorable impact of lower revenues and 270 basis points from higher expenses, including store costs, partially offset by 100 basis points from higher initial markups.
Loss from operations from our Americas Retail segment was $8 million for the six months ended August 3, 2024 compared to earnings of $12 million in the same prior-year period. The change was primarily driven by $13 million due to lower revenues and $9 million of higher expenses, including higher store costs, partially offset by $3 million due to higher initial markups.
Americas Wholesale
Net revenue from our Americas Wholesale segment increased by $51 million, or 54%, for the six months ended August 3, 2024 from the same prior-year period. Currency translation fluctuations relating to our non-U.S. wholesale businesses had a favorable impact on net revenue of $1 million. In constant currency, net revenue increased by 53%. The increase in net revenues in constant currency was driven by $36 million due to newly acquired businesses and $15 million of higher shipments in our U.S. and Mexico wholesale businesses.
Operating margin decreased 4.9% for the six months ended August 3, 2024 from the same prior-year period. The decrease in operating margin was driven primarily by 640 basis points from the impact of newly acquired businesses and 100 basis points of higher expenses, partially offset by 160 basis points from higher shipments.
Earnings from operations from our Americas Wholesale segment increased by $6 million, or 25%, for the six months ended August 3, 2024 from the same prior-year period, mainly driven by a $6 million favorable impact of higher revenues, partially offset by $1 million of higher expenses.
Asia
Net revenue from our Asia segment decreased by $3 million, or 2%, for the six months ended August 3, 2024 compared to the same prior-year period. Currency translation fluctuations had an unfavorable impact on net revenue of $5 million. In constant currency, net revenue increased by 2%. The increase in net revenue in constant currency was mainly driven by increases of $3 million each from higher e-commerce revenues, higher wholesale shipments and the impact of newly acquired businesses, partially offset by $6 million of lower retail comparable sales, mainly in Korea and China. Retail comparable sales (including e-commerce) decreased 12% in U.S. dollars and 8% in constant currency compared to the same prior-year period. The inclusion of our e-commerce sales had a minimal impact on the retail comparable sales percentage by in both U.S. dollars and constant currency.

Operating margin decreased 0.5% for the six months ended August 3, 2024 from the same prior-year period, driven primarily by 80 basis points due to the unfavorable impact of higher expenses and 50 basis points of lower product margins, partially offset by 80 basis points from the impact of newly acquired businesses.
Earnings from operations from our Asia segment decreased by $1 million, or 24%, for the six months ended August 3, 2024 from the same prior-year period, mainly driven by $1 million from each the unfavorable impact of higher expenses and lower product margin, partially offset by $1 million from the impact of newly acquired businesses. Currency translation fluctuations relating to our Asia operations favorably impacted earnings from operations by less than $1 million.
Licensing
Net royalty revenue from our Licensing segment increased by $6 million, or 12%, for the six months ended August 3, 2024 compared to the same prior-year period, mainly driven by higher royalties in our fragrance and footwear categories as well as the key money amortization for our handbag license renewal.
Earnings from operations from our Licensing segment increased by $5 million, or 11%, for the six months ended August 3, 2024 from the same prior-year period primarily driven by the increase in revenues.
Corporate Overhead
Unallocated corporate overhead increased by $27 million, or 38%, for the six months ended August 3, 2024 from the same prior-year period, primarily due to higher expenses, in particular advertising expenses and higher professional fees as well as higher separation charges and transaction costs .
Non-GAAP Measures
The financial information presented in this Quarterly Report includes non-GAAP financial measures, such as adjusted net earnings attributable to Guess?, adjusted diluted net earnings per share attributable to common stockholders and constant currency information. For the three and six months ended August 3, 2024 and July 29, 2023, the adjusted results exclude the impact of certain professional service and legal fees and related (credits) costs, transaction costs in connection with our acquisition of rag & bone, separation charges related to the transition of the operations of our U.S. distribution center, gain on the sale of the U.S. distribution center and settlement of the related interest rate swap, asset impairment charges, net (gains) losses on lease modifications, loss on extinguishment of debt, non-cash amortization of debt discount of our convertible senior notes, fair value remeasurement of derivatives related to the 2028 Notes and the related convertible note hedge, the related income tax effects of the foregoing items and the impact from certain discrete income tax adjustments related primarily to the impact from changes in the income tax law in certain tax jurisdictions, in each case where applicable. The weighted average diluted shares outstanding used for adjusted diluted EPS excludes the dilutive impact of the Notes, based on the bond hedge contracts in place. These non-GAAP measures are provided in addition to, and not as alternatives for, our reported GAAP results.
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

A reconciliation of reported GAAP results to comparable non-GAAP results follows (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	Aug 3, 2024	Jul 29, 2023	Aug 3, 2024	Jul 29, 2023
Reported GAAP net earnings (loss) attributable to Guess?, Inc.	$(10,603)	$39,033	$2,419	$27,228
Certain professional service and legal fees and related (credits) costs[1]	(127)	201	(67)	1,112
Transaction costs[2]	142	—	5,726	—
Separation charges[3]	1,656	—	7,075	—
Asset impairment charges[4]	2,277	2,622	3,418	4,556
Net gains on lease modifications[5]	—	(2,431)	—	(2,431)
Loss on extinguishment of debt[6]	—	—	1,952	7,696
Amortization of debt discount[7]	775	163	1,475	188
Fair value remeasurement of derivatives[8]	40,492	—	1,982	—
Gain on disposal of assets[9]	(14,569)	—	(14,569)	—
Discrete income tax adjustments[10]	280	249	561	497
Income tax impact from adjustments[11]	2,627	(125)	(832)	(2,621)
Total adjustments affecting net earnings attributable to Guess?, Inc.	33,553	679	6,721	8,997
Adjusted net earnings attributable to Guess?, Inc.	$22,950	$39,712	$9,140	$36,225

Net earnings (loss) per common share attributable to common stockholders:
GAAP diluted	$(0.28)	$0.59	$0.04	$0.46
Certain professional service and legal fees and related (credits) costs[1]	(0.00)	0.00	(0.00)	0.01
Transaction costs[2]	0.01	—	0.08	—
Separation charges[3]	0.02	—	0.10	—
Asset impairment charges[4]	0.03	0.04	0.05	0.06
Net gains on lease modifications[5]	—	(0.03)	—	(0.03)
Loss on extinguishment of debt[6]	—	—	0.03	0.11
Amortization of debt discount[7]	0.01	0.00	0.02	0.00
Fair value remeasurement of derivatives[8]	0.60	—	0.04	—
Gain on disposal of assets[9]	(0.17)	—	(0.21)	—
Discrete income tax adjustments[10]	0.00	0.00	0.01	0.01
Convertible notes if-converted method[12]	0.21	0.12	0.00	0.03
Effect of dilutive stock options and restricted stock units[13]	(0.01)	—	0.00	—
Adjusted diluted[14]	$0.42	$0.72	$0.16	$0.65
Weighted average common shares outstanding attributable to common stockholders:
GAAP diluted	67,092	69,869	54,118	65,608
Adjusted diluted[14]	53,835	54,026	54,118	54,871
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
3Adjustments represent separation charges related to the transition of the operation of our U.S. distribution center, which was formerly owner-operated, to a third-party logistics provider.

4Adjustments represent asset impairment charges related primarily to impairment of property and equipment related to certain retail locations resulting from under-performance and expected store closures.
5Adjustments represent net gains on lease modifications related primarily to the early termination of certain lease agreements.
6Adjustments represent loss on extinguishment of debt from a portion of the exchanged 2024 Notes in April 2023 and March 2024.
7In April 2023, January 2024, and March 2024 we issued $275 million, $65 million and $12 million principal amount of 3.75% convertible senior notes due 2028 in private offerings, respectively. The debt discount resulted from: (1) the modification accounting for a portion of the exchanged 2024 Notes in April 2023, and (2) recognized embedded derivative liability for the issuances of the Additional 2028 Notes. The debt discount will be amortized as non-cash interest expense over the term of the 2028 Notes.
8Adjustments represent changes in fair value of the equity-linked derivatives associated with the 2028 Notes.
9Adjustments represent the gain on the sale of assets related to the U.S. distribution center within earnings from operations and the settlement of the related interest rate swap within other income (expense).
10Adjustments represent discrete income tax items related primarily to the impact from changes in the income tax law in certain tax jurisdictions.
11The income tax effect of certain professional service and legal fees and related (credits) costs, transaction costs in connection with the acquisition of rag & bone, separation charges related to the transition of the operation of our U.S. distribution center, asset impairment charges, net gains on lease modifications, loss on extinguishment of debt and amortization of debt discount and gain the on sale of assets related to the U.S. distribution center and the settlement of the related interest rate swap was based on our assessment of deductibility using the statutory income tax rate (inclusive of the impact of valuation allowances) of the tax jurisdiction in which the charges were incurred.
12We exclude the dilutive impact of the Notes at stock prices below $41.08 for the 2024 Notes and below $37.76 for the 2028 Notes, based on the bond hedge contracts in place that will deliver shares to offset dilution. At stock prices in excess of $41.08 for the 2024 Notes and $37.76 for the 2028 Notes, we would have an obligation to deliver additional shares in excess of the dilution protection provided by the bond hedges.
13Adjustments represent the potentially dilutive impact of outstanding stock options and restricted stock units which are not included in the computation of diluted net loss per share as the impact would be antidilutive.
14Adjustments include the related income tax effect based on our assessment of deductibility using the statutory income tax rate (inclusive of the impact of valuation allowances) of the tax jurisdiction in which the charges were incurred.
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

During the six months ended August 3, 2024, we relied primarily on trade credit, available cash, real estate and other operating leases, finance leases, proceeds from our credit facilities and term loans and internally generated funds to finance our operations. We anticipate we will be able to satisfy our ongoing cash requirements for the foreseeable future, including at least the next 12 months, for working capital, capital expenditures, payments on our debt, finance leases and operating leases, as well as lease modification payments, potential acquisitions and investments, expected income tax payments, dividend payments to stockholders and share repurchases, if any, primarily with cash flow from operations and existing cash balances as supplemented by borrowings under our existing credit facilities, proceeds from our term loans and other indebtedness, as needed.
In May 2022, we entered into a €250 million revolving credit facility through a European subsidiary, which replaced certain European short-term borrowing arrangements. In June 2024, we amended the revolving credit facility to, among other things, expand the borrowing capacity under the credit agreement by €100 million to €350 million. As of August 3, 2024, we had approximately $201.9 million of remaining borrowing capacity on this facility. In December 2022, we entered into an amendment of our senior secured asset-based revolving credit facility, which increased borrowing capacity from $120 million to $150 million and extended the maturity date of the credit facility to December 20, 2027. In March 2024, we amended the senior secured asset-based revolving credit facility to increase the total borrowing capacity under the facility by $50 million to $200 million. As of August 3, 2024, we had approximately $176.2 million of borrowing capacity on this facility.
Due to the seasonality of our business and cash needs, we may increase borrowings under our established credit facilities or enter new credit facilities from time-to-time during the next 12 months and beyond. If we experience a sustained decrease in consumer demand, we may require access to additional credit, which may not be available to us on commercially acceptable terms or at all.
In March 2024, we issued approximately $12.1 million principal amount of the March Additional 2028 Notes in exchange for approximately $14.6 million of our outstanding 2024 Notes in a private offering. In April 2024, upon maturity of the 2024 Notes, we settled the remaining $33.5 million principal amount of our then-outstanding 2024 Notes. We expect to settle the 2028 Notes in fiscal 2029 in cash and any excess in shares. Our outstanding 2028 Notes may be converted at the option of the holders as described in “Part I, Item 1. Financial Statements – Note 11 – Convertible Senior Notes and Related Transactions” of this Form 10-Q and in “Note 10 – Convertible Senior Notes and Related Transactions” of the Consolidated Financial Statements included in our Annual Report on Form 10-K. As of August 3, 2024, none of the conditions allowing holders of the 2028 Notes to convert had been met. Pursuant to the terms of the 2028 Notes, if our stock trading price exceeds 130% of the conversion price of the 2028 Notes (approximately $22.31 for the 2028 Notes as of August 3, 2024) for at least 20 trading days during the 30 consecutive trading-day period ending on, and including, the last trading day of any calendar quarter, holders of the 2028 Notes would have the right to convert their convertible notes during the next calendar quarter. In accordance with the terms of the indentures governing the 2028 Notes, we are required to adjust the conversion rate and the conversion price of the 2028 Notes for quarterly dividends exceeding $0.225 per share. Upon conversion, we will pay or deliver, as the case may be, cash, shares of our common stock or a combination of cash and shares of our common stock, at our election, in the manner and subject to the terms and conditions provided in the indenture governing the 2028 Notes. The convertible note hedge transaction we entered into in connection with our issuance of the 2028 Notes is expected generally to reduce the potential dilution upon conversion of the 2028 Notes and/or offset any cash payments we are required to make in excess of the principal amount of the 2028 Notes that are converted, as the case may be.
We have historically considered the undistributed earnings of our foreign subsidiaries to be indefinitely reinvested. As a result of the 2017 Tax Cuts and Jobs Act, we had a substantial amount of previously taxed earnings that could be distributed to the U.S. without additional U.S. taxation. As of August 3, 2024, we determined that approximately $64.2 million of such foreign earnings are not indefinitely reinvested. The incremental tax cost to repatriate these earnings to the U.S. is immaterial. We intend to indefinitely reinvest the remaining earnings from our foreign subsidiaries for which a deferred income tax liability has not already been recorded. We continue to evaluate our plans for reinvestment or repatriation of unremitted foreign earnings and regularly review our cash positions and determination of indefinite reinvestment of foreign earnings. If we determine that all or a portion of such foreign earnings are no longer indefinitely reinvested, we may be subject to additional foreign withholding taxes and U.S. state income taxes, beyond the one-time transition tax.
As of August 3, 2024, we had cash and cash equivalents of $218.9 million, of which approximately $30.9 million was held in the U.S. Excess cash and cash equivalents, which represent the majority of our outstanding balance, are held primarily in overnight deposit, short-term time deposit accounts and money market accounts. As of August 3, 2024, we had roughly $389 million of available global borrowing capacity, bringing our combined cash, cash equivalents and borrowing capacity to over $600 million. Please refer to “Forward-Looking Statements” discussed above and “Part I, Item 1A. Risk Factors” contained in our most recent Annual Report on Form 10-K for the fiscal year ended February 3, 2024 for a discussion of risk factors which could reasonably be likely to result in a decrease of internally generated funds available to finance capital expenditures and working capital requirements.
Six Months Ended August 3, 2024 and July 29, 2023
Operating Activities
Net cash provided by operating activities was $21.7 million for the six months ended August 3, 2024, compared to $47.3 million for the same prior-year period, or a deterioration of $25.5 million. This deterioration was driven primarily by lower cash earnings and unfavorable changes in working capital, partially offset by the upfront cash payment related to the handbag license renewal.
Investing Activities
Net cash used in investing activities was $60.9 million for the six months ended August 3, 2024, compared to $35.8 million for the same prior-year period. Net cash used in investing activities for the six months ended August 3, 2024 related primarily to our business acquisition, investments in existing store remodeling programs and retail expansion and, to a lesser extent, technology and other infrastructure, partially offset by the proceeds from the sale of our U.S. distribution center.
The increase in cash used in investing activities was driven primarily by our rag & bone acquisition during the six months ended August 3, 2024. During the six months ended August 3, 2024, we opened 26 directly-operated stores compared to ten directly-operated stores that were opened in the same prior-year period.
Financing Activities
Net cash used in financing activities was $95.4 million for the six months ended August 3, 2024, compared to net cash provided by financing activities of $13.3 million for the same prior-year period. The deterioration of $108.7 million was primarily due to the payment of a special cash dividend, repayments of convertible senior notes, lower proceeds from the exchange of convertible senior notes and related transactions, and higher share repurchases, partially offset by higher net borrowings during the six months ended August 3, 2024 compared to the same prior-year period.
Effect of Exchange Rates on Cash and Cash Equivalents and Restricted Cash
During the six months ended August 3, 2024, changes in foreign currency translation rates decreased our reported cash, cash equivalents and restricted cash balance by $5.4 million compared to an increase of $2.2 million during the same prior-year period. Refer to “Foreign Currency Volatility” for further information on fluctuations in exchange rates.
Working Capital
As of August 3, 2024, we had net working capital (including cash and cash equivalents) of $400.3 million compared to $433.9 million at February 3, 2024 and $402.8 million at July 29, 2023. Our primary working capital needs are for payments for inventories, salaries and wages, and the current portion of lease liabilities.

The accounts receivable balance consists of trade receivables relating primarily to our wholesale business in Europe and, to a lesser extent, to our wholesale businesses in the Americas and Asia, royalty receivables relating to our licensing operations, credit card and retail concession receivables related to our retail businesses and certain other receivables. Accounts receivable increased by $13.7 million, or 4.3%, to $332.0 million as of August 3, 2024, from $318.4 million at July 29, 2023. On a constant currency basis, accounts receivable increased by $21.7 million, or 6.8%, when compared to July 29, 2023. The increase was driven by our rag & bone acquisition. As of August 3, 2024, approximately 46% of our total net trade receivables and 65% of our European net trade receivables were subject to credit insurance coverage, certain bank guarantees or letters of credit for collection purposes. Our credit insurance coverage contains certain terms and conditions specifying deductibles and annual claim limits.
Inventory increased by $48.8 million, or 8.8%, to $603.3 million as of August 3, 2024, from $554.4 million at July 29, 2023. On a constant currency basis, inventory increased by $61.2 million, or 11.0%, when compared to July 29, 2023, driven primarily by our rag & bone acquisition.
Capital Expenditures
Gross capital expenditures totaled $41.5 million, before deducting lease incentives of $1.5 million, for the six months ended August 3, 2024. This compares to gross capital expenditures of $34.8 million for the same prior-year period.
We will periodically evaluate strategic opportunities and pursue those we believe will support and contribute to our overall growth initiatives and/or will leverage our global infrastructure and network of licensees and wholesale partners.
Dividends
On March 20, 2024, we announced a special cash dividend of $2.25 per share on our common stock in addition to a regular quarterly cash dividend of $0.30 per share. The dividends were paid on May 3, 2024 to shareholders of record as of the close of business on April 17, 2024.
On August 28, 2024, we announced a regular quarterly cash dividend of $0.30 per share on our common stock. The cash dividend will be paid on September 27, 2024 to shareholders of record as of the close of business on September 11, 2024. As a result of this dividend declaration and in accordance with the terms of the indenture governing the 2028 Notes, we will adjust the conversion rate (which is expected to increase) and the conversion price (which is expected to decrease) of the 2028 Notes, effective as of September 11, 2024. A downward adjustment is also expected to be made to the strike prices of the convertible note hedges and the warrants entered into in connection with the 2028 Notes, each of which will be decreased in accordance with the terms of the applicable convertible note hedge confirmations and warrant confirmations.
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
During the six months ended August 3, 2024, we repurchased 2.6 million shares under our 2024 Share Repurchase Program at an aggregate cost of $60.8 million, including excise tax, 0.3 million shares of which were repurchased through broker assisted market transactions in connection with the exchange of 2024 Notes for March Additional 2028 Notes. During the six months ended July 29, 2023, we repurchased 2.2 million shares under our 2021 Share Repurchase Program at an aggregate cost of $42.8 million, including excise tax. These shares were repurchased through broker assisted market transactions in connection with the exchange and subscription offering related to the 2024 Notes and the Initial 2028 Notes. As of August 3, 2024, we had remaining authority under the 2024 Share Repurchase Program to purchase $139.8 million of our common stock.
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
The cash surrender values of the insurance policies were $64.7 million and $63.4 million as of August 3, 2024 and February 3, 2024, respectively, and were included in other assets in our condensed consolidated balance sheets. As a result of changes in the value of the insurance policy investments, we recorded unrealized gains of $2.5 million and $2.2 million in other income (expense) during the three and six months ended August 3, 2024, respectively, and immaterial unrealized gains in other income (expense) during each of the three and six months ended July 29, 2023, respectively. The projected benefit obligation was $37.7 million as of each of August 3, 2024 and February 3, 2024, and was included in accrued expenses and other current liabilities and other long-term liabilities in our condensed consolidated balance sheets depending on the expected timing of payments. SERP benefit payments of $0.5 million were made during each of the three months ended August 3, 2024 and July 29, 2023. SERP benefit payments of $1.0 million were made during each of the six months ended August 3, 2024 and July 29, 2023.
Material Cash Requirements
As of August 3, 2024, except as disclosed above, there were no material changes to our material cash requirements from known contractual and other obligations, including commitments for capital expenditures, outside the ordinary course of business compared to the disclosures included under “Liquidity and Capital Resources - Material Cash Requirements” in Part II, Item 7 in our Form 10-K for the fiscal year ended February 3, 2024. Refer to “Part I, Item 1. Financial Statements – Note 10 – Borrowings and Finance Lease Obligations” and “Part I, Item 1. Financial Statements – Note 11 – Convertible Senior Notes and Related Transactions” for further information.

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
Recently Issued Accounting Guidance
Refer to “Part I, Item 1. Financial Statements – Note 1 – Basis of Presentation” for disclosures about recently issued and adopted accounting guidance.

ITEM 3.Quantitative and Qualitative Disclosures About Market Risk.
Exchange Rate Risk
Approximately three-quarters of product sales recorded for the six months ended August 3, 2024 were denominated in currencies other than the U.S. dollar. Our primary exchange rate risk relates to operations in Europe, Canada, South Korea, China, Hong Kong and Mexico. Changes in currencies affect our earnings in various ways. For further discussion on currency-related risk, please refer to our risk factors under “Part I, Item 1A. Risk Factors” contained in our most recent Annual Report on Form 10-K for the fiscal year ended February 3, 2024.
Foreign Currency Transaction Gains and Losses
Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency, including gains and losses on foreign exchange currency contracts (see below), are included in the condensed consolidated statements of income (loss). Net realized and unrealized foreign currency transaction losses of $5.3 million and $0.9 million were included in the determination of net earnings (loss) for the six months ended August 3, 2024 and July 29, 2023, respectively.
Derivative Instruments Not Designated as Hedging Instruments
We also have foreign exchange currency contracts that are not designated as hedging instruments for accounting purposes. Changes in fair value of foreign exchange currency contracts not designated as hedging instruments are reported in net earnings (loss) as part of other income (expense). We recorded net losses of $0.4 million and $0.5 million for the six months ended August 3, 2024 and July 29, 2023, respectively, for our euro dollar foreign currency contracts not designated as hedges, which was included in other income (expense). As of August 3, 2024, we had euro foreign exchange currency contracts to purchase $114.0 million expected to mature over the next 13 months. As of August 3, 2024, the net unrealized gain of these open forward contracts recorded in our consolidated balance sheet was approximately $0.1 million.
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
Contract Sensitivity Analysis
As of August 3, 2024, a sensitivity analysis of changes in foreign currencies when measured against the U.S. dollar indicates that, if the U.S. dollar had uniformly weakened by 10% against all of the U.S. dollar denominated foreign exchange derivatives totaling $259.0 million, the fair value of the instruments would have decreased by $28.8 million. Conversely, if the U.S. dollar uniformly strengthened by 10% against all of the U.S. dollar denominated foreign exchange derivatives, the fair value of these instruments would have increased by $23.5 million. Any resulting changes in the fair value of the hedged instruments may be partially offset by changes in the fair value of certain balance sheet positions (primarily U.S. dollar denominated liabilities in our foreign operations) impacted by the change in the foreign currency rate. The ability to reduce the exposure of currencies on earnings depends on the magnitude of the derivatives compared to the balance sheet positions during each reporting cycle.
The fair values of the equity-linked derivatives are measured using a binomial lattice model utilizing unobservable inputs (e.g. the expected volatility and instrument specific credit spread). As of August 3, 2024, if the expected volatility was increased to 40%, keeping all other inputs constant, the fair value of the embedded derivative would increase from $18.9 million to $24.4 million and the fair value of the convertible note hedge would increase from $86.4 million to $111.7 million. If the expected volatility was decreased to 20%, the fair value of the embedded derivative would decrease from $18.9 million to $13.2 million and the fair value of the convertible note hedge would decrease from $86.4 million to $60.3 million. If the credit spread increased from 2.7% to 3.7%, keeping all other inputs constant, the fair value of the embedded derivative would increase from $18.9 million to $19.7 million and the fair value of the convertible note hedge would increase from $86.4 million to $90.0 million. If the credit spread decreased from 2.7% to 1.7%, the fair value of the embedded derivative would decrease from $18.9 million to $18.1 million and the fair value of the convertible note hedge would decrease from $86.4 million to $82.8 million.
Interest Rate Risk
We are exposed to interest rate risk on its floating-rate debt. From time to time, we may enter into interest rate swap agreements to effectively convert its floating-rate debt to a fixed-rate basis. The principal objective is to eliminate or reduce the variability of the cash flows in interest payments associated with our floating-rate debt, thus reducing the impact of interest rate changes on future interest payment cash flows. We have elected to apply the hedge accounting rules in accordance with authoritative guidance for certain of these contracts.
As of August 3, 2024, we had borrowings under our credit facility arrangements of $206.1 million which are based on variable rates of interest. Accordingly, changes in interest rates would impact our results of operations in future periods. A 100 basis point increase in interest rates would not have had a significant effect on interest expense for the six months ended August 3, 2024.
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
The fair values of our debt instruments are based on the amount of future cash flows associated with each instrument discounted using our incremental borrowing rate. As of August 3, 2024 and February 3, 2024, the carrying value was not materially different from fair value, as the interest rates on our debt approximated rates currently available to us. The fair value of the Notes is determined based on inputs that are observable in the market and have been classified as Level 2 in the fair value hierarchy.

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
There was no change in our internal control over financial reporting during the second quarter of fiscal 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Items (a) and (b) are not applicable.
Item (c). Issuer Purchases of Equity Securities
Our share repurchases during each fiscal month of the second quarter of fiscal 2025 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
May 5, 2024 to June 1, 2024
Repurchase program[1]	—	—	—	$189,727,279
Employee transactions[2]	—	—	—
June 2, 2024 to July 6, 2024
Repurchase program[1]	510,200	$20.05	510,200	$179,498,218
Employee transactions[2]	—	—	—
July 7, 2024 to August 3, 2024
Repurchase program[1]	1,763,940	$22.53	1,763,940	$139,761,411
Employee transactions[2]	—	—	—
Total
Repurchase program[1]	2,274,140	$21.97	2,274,140
Employee transactions[2]	—	—	—
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

ITEM 5. Other Information.
Insider Trading Arrangements
During the quarter ended August 3, 2024, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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
10.2.
Form of Increase Confirmation dated as of June 25, 2024, among Guess Europe Sagl, as borrower, UBS Switzerland AG, as agent, and the lender party thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 1, 2024).

*10.3.
Employment Agreement, dated August 18, 2024, between Guess?, Inc. and Dennis Secor (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 19, 2024).

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

Guess?, Inc.

Date:	September 6, 2024	By:	/s/ CARLOS ALBERINI
Carlos Alberini
Chief Executive Officer

Date:	September 6, 2024	By:	/s/ DENNIS SECOR
Dennis Secor
Interim Chief Financial Officer
(Principal Financial Officer)