Form 10-Q
period 2024-11-02
GUESS INC
filed 2024-12-06
CIK 912463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended November 02, 2024
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
As of December 2, 2024, the registrant had 51,456,841 shares of Common Stock, $0.01 par value per share, outstanding.

GUESS?, INC.
FORM 10-Q
i

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements.

GUESS?, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	Nov 2, 2024	Feb 3, 2024
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$140,911	$360,285
Accounts receivable, net	383,367	314,769
Inventories	675,752	466,297
Other current assets	103,720	84,122
Total current assets	1,303,750	1,225,473
Property and equipment, net	236,480	246,648
Goodwill	34,171	34,100
Deferred income tax assets	172,573	178,910
Restricted cash	1,411	—
Operating lease right-of-use assets	794,066	667,031
Other assets	252,210	237,859
	$2,794,661	$2,590,021
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of borrowings and finance lease obligations	$42,836	$40,781
Accounts payable	361,186	272,830
Accrued expenses and other current liabilities	263,926	263,447
Convertible senior notes due 2024, net	—	48,048
Current portion of operating lease liabilities	180,835	166,451
Total current liabilities	848,783	791,557
Convertible senior notes due 2028, net	340,617	336,717
Long-term debt and finance lease obligations	238,306	28,210
Long-term operating lease liabilities	670,430	542,392
Other long-term liabilities	206,149	155,829
Total liabilities	2,304,285	1,854,705
Redeemable noncontrolling interests	364	522

Commitments and contingencies (Note 14)

Stockholders’ equity:
Preferred stock, $.01 par value. Authorized 10,000,000 shares; no shares issued and outstanding	—	—
Common stock, $.01 par value. Authorized 150,000,000 shares; issued 142,771,253 and 142,771,315 shares; outstanding 51,445,203 and 53,007,966 shares as of November 2, 2024 and February 3, 2024, respectively	514	530
Paid-in capital	604,344	594,520
Retained earnings	1,223,624	1,412,426
Accumulated other comprehensive loss	(143,841)	(137,010)
Treasury stock, 91,326,050 and 89,763,349 shares as of November 2, 2024 and February 3, 2024, respectively	(1,233,912)	(1,185,526)
Guess?, Inc. stockholders’ equity	450,729	684,940
Nonredeemable noncontrolling interests	39,283	49,854
Total stockholders’ equity	490,012	734,794
	$2,794,661	$2,590,021

See accompanying notes to condensed consolidated financial statements.

GUESS?, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	Nov 2, 2024	Oct 28, 2023	Nov 2, 2024	Oct 28, 2023
Product sales	$705,507	$618,130	$1,971,920	$1,800,536
Net royalties	33,011	33,040	91,101	84,944
Net revenue	738,518	651,170	2,063,021	1,885,480
Cost of product sales	416,641	360,000	1,173,100	1,067,882
Gross profit	321,877	291,170	889,921	817,598
Selling, general and administrative expenses	279,389	234,123	829,188	694,748
Asset impairment charges	1,091	1,737	4,509	6,293
Net (gains) losses on lease modifications	(718)	537	(718)	(1,894)
Gain on sale of assets	—	—	(13,781)	—
(Gain) loss on equity method investment	(161)	—	559	—
Earnings from operations	42,276	54,773	70,164	118,451
Other income (expense):
Interest expense	(8,131)	(5,923)	(22,212)	(15,883)
Interest income	2,613	3,181	9,218	8,557
Loss on extinguishment of debt	—	—	(1,952)	(7,696)
Other expense, net	(45,826)	(11,004)	(49,932)	(18,227)
Total other expense	(51,344)	(13,746)	(64,878)	(33,249)

Earnings (loss) before income tax expense (benefit)	(9,068)	41,027	5,286	85,202
Income tax expense (benefit)	11,687	(18,277)	18,771	(5,370)
Net earnings (loss)	(20,755)	59,304	(13,485)	90,572
Net earnings attributable to noncontrolling interests	2,640	3,603	7,491	7,643
Net earnings (loss) attributable to Guess?, Inc.	$(23,395)	$55,701	$(20,976)	$82,929

Net earnings (loss) per common share attributable to common stockholders:
Basic	$(0.46)	$1.04	$(0.42)	$1.53
Diluted	$(0.47)	$0.82	$(0.42)	$1.30

Weighted average common shares outstanding attributable to common stockholders:
Basic	50,798	53,052	52,047	53,450
Diluted	66,608	70,331	52,047	68,098

See accompanying notes to condensed consolidated financial statements.

GUESS?, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)

	Three Months Ended		Nine Months Ended
	Nov 2, 2024	Oct 28, 2023	Nov 2, 2024	Oct 28, 2023
Net earnings (loss)	$(20,755)	$59,304	$(13,485)	$90,572
Other comprehensive income (loss):
Foreign currency translation adjustment
Losses arising during the period	(8,869)	(29,718)	(13,177)	(20,028)
Derivative financial instruments designated as cash flow hedges
Gains arising during the period	1,898	6,619	1,043	8,367
Less income tax effect	(210)	(749)	(42)	(984)
Reclassification to net earnings (loss) for (gains) losses realized	(418)	(28)	1,471	(6,508)
Less income tax effect	46	22	(136)	768
Defined benefit plans
Foreign currency and other adjustments	89	202	31	(138)
Less income tax effect	(12)	(18)	(3)	16
Net actuarial (gain) loss amortization	(2)	64	(9)	191
Prior service credit amortization	(42)	(40)	(122)	(119)
Less income tax effect	10	(2)	30	(6)
Total comprehensive income (loss)	(28,265)	35,656	(24,399)	72,131
Less comprehensive income attributable to noncontrolling interests:
Net earnings	2,640	3,603	7,491	7,643
Foreign currency translation adjustment	(1,327)	(3,055)	(4,083)	636
Amounts attributable to noncontrolling interests	1,313	548	3,408	8,279
Comprehensive income (loss) attributable to Guess?, Inc.	$(29,578)	$35,108	$(27,807)	$63,852

See accompanying notes to condensed consolidated financial statements.

GUESS?, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended
	Nov 2, 2024	Oct 28, 2023
Cash flows from operating activities:
Net earnings (loss)	$(13,485)	$90,572
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	51,114	46,059
Amortization of debt discount and issuance costs	4,065	1,656
Share-based compensation expense	13,855	14,952
Forward contract (gains) losses	256	(14,730)
Deferred income taxes	10,097	(22,356)
Net (gain) loss from impairment and disposition of long-term assets	(8,738)	7,385
Change in fair value remeasurement of derivatives related to convertible senior notes	41,795	—
Loss on extinguishment of debt	1,952	7,696
Other items, net	5,531	3,782
Changes in operating assets and liabilities:
Accounts receivable	(44,307)	(8,810)
Inventories	(168,571)	(67,363)
Prepaid expenses and other assets	(15,983)	7,626
Operating lease assets and liabilities, net	(5,243)	(15,142)
Accounts payable and accrued expenses and other current liabilities	50,346	(7,120)
Other long-term liabilities	15,761	(3,326)
Net cash provided by (used in) operating activities	(61,555)	40,881
Cash flows from investing activities:
Purchases of property and equipment	(63,552)	(52,469)
Proceeds from sale of long-lived assets	39,812	23
Business acquisition, net of cash acquired	(54,981)	—
Purchases of investments	(5,050)	(3,262)
Other investing activities	(1,562)	(916)
Net cash used in investing activities	(85,333)	(56,624)
Cash flows from financing activities:
Proceeds from borrowings	337,970	117,418
Repayments on borrowings and finance lease obligations	(126,076)	(78,408)
Net proceeds from issuance of convertible senior notes	—	80,324
Repayments of convertible senior notes	(33,292)	—
Proceeds from issuance of warrant	3,665	20,158
Purchase of convertible note hedge	(6,538)	(51,838)
Proceeds from termination of convertible senior note hedge	1,347	7,235
Payments for termination of common stock warrant	(548)	(1,024)
Debt issuance costs	(2,811)	(5,833)
Dividends paid	(167,187)	(46,033)
Noncontrolling interest capital distribution	(14,230)	(2,625)
Purchase of redeemable noncontrolling interest	—	(8,650)
Issuance of common stock, net of income tax withholdings on vesting of stock awards	6,379	2,304
Purchase of treasury stock	(60,656)	(42,821)
Net cash used in financing activities	(61,977)	(9,793)
Effect of exchange rates on cash, cash equivalents and restricted cash	(9,098)	(6,126)
Net change in cash, cash equivalents and restricted cash	(217,963)	(31,662)
Cash and cash equivalents at the beginning of the year	360,285	275,765
Cash, cash equivalents and restricted cash at the end of the period	$142,322	$244,103
Supplemental cash flow data:
Interest paid	$23,565	$15,036
Income taxes paid, net of refunds	$34,304	$19,742
Non-cash investing and financing activity:
Change in accrual of property and equipment	$754	$(2,864)
Assets acquired under finance lease obligations	$62	$2,556
Exchange of 2024 Notes for 2028 Notes	$(16,658)	$(161,400)
 See accompanying notes to condensed consolidated financial statements.

GUESS?, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)
(unaudited)

	For the three and nine months ended November 2, 2024
	Guess?, Inc. Stockholders’ Equity
	Common Stock					Treasury Stock
	Shares	Amount	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Shares	Amount	Nonredeemable Noncontrolling Interests	Total
Balance at February 3, 2024	53,007,966	$530	$594,520	$1,412,426	$(137,010)	89,763,349	$(1,185,526)	$49,854	$734,794
Net earnings	—	—	—	13,022	—	—	—	2,884	15,906
Other comprehensive income (loss), net of income tax of ($519)	—	—	—	—	(38)	—	—	637	599
Issuance of common stock under stock compensation plan	779,872	8	(4,682)	—	—	(779,934)	10,323	—	5,649
Issuance of stock under Employee Stock Purchase Plan	9,740	—	69	—	—	(9,740)	129	—	198
Share-based compensation	—	—	3,115	5	—	—	—	—	3,120
Dividends	—	—	—	(135,512)	—	—	—	—	(135,512)
Share repurchases	(326,429)	(3)	3	—	—	326,429	(10,279)	—	(10,279)
Noncontrolling interest capital distribution	—	—	—	—	—	—	—	(11,735)	(11,735)
Noncontrolling interest capital contribution	—	—	—	—	—	—	—	219	219
Sale of common stock warrants	—	—	3,665	—	—	—	—	—	3,665
Termination of common stock warrants	—	—	(548)	—	—	—	—	—	(548)
Termination of convertible note hedges	—	—	1,044	—	—	—	—	—	1,044
Settlement of convertible senior notes	122,313	1	(1,413)	—	—	(122,313)	1,624	—	212
Exercise of convertible notes hedges	(90,729)	(1)	2,558	—	—	90,729	(2,557)	—	—
Balance at May 4, 2024	53,502,733	$535	$598,331	$1,289,941	$(137,048)	89,268,520	$(1,186,286)	$41,859	$607,332
Net earnings (loss)	—	—	—	(10,603)	—	—	—	1,967	(8,636)
Other comprehensive loss, net of income tax benefit of $534	—	—	—	—	(610)	—	—	(3,393)	(4,003)
Issuance of common stock under stock compensation plan	178,893	2	(2,394)	—	—	(178,893)	2,378	—	(14)
Issuance of stock under Employee Stock Purchase Plan	10,832	—	44	—	—	(10,832)	144	—	188
Share-based compensation	—	—	3,895	30	—	—	—	—	3,925
Dividends	—	—	—	(16,638)	—	—	—	—	(16,638)
Share repurchases	(2,274,140)	(23)	23	—	—	2,274,140	(50,511)	—	(50,511)
Balance at August 3, 2024	51,418,318	$514	$599,899	$1,262,730	$(137,658)	91,352,935	$(1,234,275)	$40,433	$531,643
Net earnings (loss)	—	—	—	(23,395)	—	—	—	2,640	(20,755)
Other comprehensive loss, net of income tax of ($166)	—	—	—	—	(6,183)	—	—	(1,327)	(7,510)
Issuance of common stock under stock compensation plan	19,190	—	(29)	—	—	(19,190)	259	—	230
Issuance of stock under Employee Stock Purchase Plan	7,695	—	24	—	—	(7,695)	104	—	128
Share-based compensation	—	—	4,450	22	—	—	—	—	4,472
Dividends	—	—	—	(15,733)	—	—	—	—	(15,733)
Noncontrolling interest capital distributions	—	—	—	—	—	—	—	(2,495)	(2,495)
Noncontrolling interest capital contribution	—	—	—	—	—	—	—	32	32
Balance at November 2, 2024	51,445,203	$514	$604,344	$1,223,624	$(143,841)	91,326,050	$(1,233,912)	$39,283	$490,012
See accompanying notes to condensed consolidated financial statements.

GUESS?, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)
(unaudited)

	For the three and nine months ended October 28, 2023
	Guess?, Inc. Stockholders’ Equity
	Common Stock					Treasury Stock
	Shares	Amount	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Shares	Amount	Nonredeemable Noncontrolling Interests	Total
Balance at January 28, 2023	54,609,786	$546	$532,398	$1,276,857	$(134,073)	88,161,467	$(1,141,615)	$38,638	$572,751
Net earnings (loss)	—	—	—	(11,805)	—	—	—	1,111	(10,694)
Other comprehensive income (loss), net of income tax benefit of $811	—	—	—	—	(5,404)	—	—	1,309	(4,095)
Issuance of common stock under stock compensation plan	1,085,319	11	(14,519)	—	—	(1,085,319)	14,058	—	(450)
Issuance of stock under Employee Stock Purchase Plan	11,848	—	28	—	—	(11,848)	153	—	181
Share-based compensation	—	—	4,617	3	—	—	—	—	4,620
Dividends	—	—	—	(12,662)	—	—	—	—	(12,662)
Share repurchases	(2,237,872)	(22)	22	—	—	2,237,872	(42,821)	—	(42,821)
Equity component value of convertible note transactions, net	—	—	(744)	—	—	—	—	—	(744)
Sale of common stock warrants	—	—	20,158	—	—	—	—	—	20,158
Purchase of convertible note hedges	—	—	(39,397)	—	—	—	—	—	(39,397)
Termination of common stock warrants	—	—	(1,024)	—	—	—	—	—	(1,024)
Termination of convertible note hedges	—	—	7,235	—	—	—	—	—	7,235
Balance at April 29, 2023	53,469,081	$535	$508,774	$1,252,393	$(139,477)	89,302,172	$(1,170,225)	$41,058	$493,058
Net earnings	—	—	—	39,033	—	—	—	2,929	41,962
Other comprehensive income, net of income tax of ($270)	—	—	—	—	6,920	—	—	2,382	9,302
Issuance of common stock under stock compensation plan	107,116	1	(811)	—	—	(107,116)	1,402	—	592
Issuance of stock under Employee Stock Purchase Plan	11,085	—	24	—	—	(11,085)	146	—	170
Share-based compensation	—	—	5,455	—	—	—	—	—	5,455
Dividends	—	—	—	(16,591)	—	—	—	—	(16,591)
Purchase of redeemable noncontrolling interest	—	—	1,318	—	—	—	—	(1,223)	95
Noncontrolling interest capital distribution	—	—	—	—	—	—	—	(222)	(222)
Balance at July 29, 2023	53,587,282	$536	$514,760	$1,274,835	$(132,557)	89,183,971	$(1,168,677)	$44,924	$533,821
Net earnings	—	—	—	55,701	—	—	—	3,603	59,304
Other comprehensive loss, net of income tax of ($747)	—	—	—	—	(20,593)	—	—	(3,055)	(23,648)
Issuance of common stock under stock compensation plan	105,248	1	300	—	—	(105,248)	1,380	—	1,681
Issuance of stock under Employee Stock Purchase Plan	7,743	—	29	—	—	(7,743)	101	—	130
Share-based compensation	—	—	4,870	7	—	—	—	—	4,877
Dividends	—	—	—	(16,633)	—	—	—	—	(16,633)
Noncontrolling interest capital distribution	—	—	—	—	—	—	—	(2,402)	(2,402)
Balance at October 28, 2023	53,700,273	$537	$519,959	$1,313,910	$(153,150)	89,070,980	$(1,167,196)	$43,070	$557,130
See accompanying notes to condensed consolidated financial statements.

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
November 2, 2024
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
Interim Financial Statements
In the opinion of management, the accompanying unaudited condensed consolidated financial statements of the Company contain all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the condensed consolidated balance sheets as of November 2, 2024 and February 3, 2024, and the condensed consolidated statements of income (loss), comprehensive income (loss), cash flows and stockholders’ equity for the three and nine months ended November 2, 2024 and October 28, 2023. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) for interim financial information and the instructions to Rule 10-01 of Regulation S-X of the United States Securities and Exchange Commission (the “SEC”). Accordingly, they have been condensed and do not include all of the information and footnotes required by GAAP for complete financial statements. The results of operations and cash flows for the three and nine months ended November 2, 2024 are not necessarily indicative of the results of operations to be expected for the full fiscal year.
These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended February 3, 2024.
Fiscal Periods
The Company operates on a 52/53-week fiscal year calendar, which ends on the Saturday nearest to January 31 of each year. The three and nine months ended November 2, 2024 had the same number of days as the three and nine months ended October 28, 2023. All references herein to “fiscal 2025”, “fiscal 2024” and “fiscal 2023” represent the results of the 52-week fiscal year ending February 1, 2025, the 53-week fiscal year ended February 3, 2024 and the 52-week fiscal year ended January 28, 2023, respectively.
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
The Company also recognizes royalty revenue from its trademark license agreements. The Company’s trademark license agreements represent symbolic licenses that are dependent on the Company’s continued support over the term of the license agreement. The amount of revenue that is recognized from the licensing arrangements is based on sales-based royalty and advertising fund contributions as well as specific fixed payments, where applicable. The Company’s trademark license agreements customarily provide for a multi-year initial term ranging from three to fifteen years and may contain options to renew prior to expiration for an additional multi-year period. The unrecognized portion of upfront payments is included in deferred royalties in accrued expenses and other long-term liabilities depending on the short or long-term nature of the payments to be recognized. As of November 2, 2024, the Company had $14.7 million and $33.1 million of deferred royalties related to these upfront payments included in accrued expenses and other current liabilities and other long-term liabilities, respectively. This compares to $5.0 million and $14.8 million of deferred royalties related to these upfront payments included in accrued expenses and other current liabilities and other long-term liabilities, respectively, as of February 3, 2024. During the three and nine months ended November 2, 2024, the Company recognized $4.3 million and $13.0 million in net royalties, respectively, related to the amortization of deferred royalties. During the three and nine months ended October 28, 2023, the Company recognized $3.6 million and $10.7 million in net royalties, respectively, related to the amortization of deferred royalties.
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
As of November 2, 2024, approximately 42% of the Company’s total net trade accounts receivable and 63% of its European net trade receivables were subject to credit insurance coverage, certain bank guarantees or letters of credit for collection purposes. The Company’s credit insurance coverage contains certain terms and conditions specifying deductibles and annual claim limits. Management evaluates the creditworthiness of the counterparties to the credit insurance, bank guarantees and letters of credit and records a provision for the risk of loss on these instruments based on these evaluations as considered necessary.
The Company’s credit losses for the periods presented were not significant compared to sales and did not significantly exceed management’s estimates. Refer to Note 6 for further information on the Company’s allowance for doubtful accounts.
Advertising and Marketing Costs
The Company expenses the cost of advertising as incurred. Advertising and marketing expenses charged to operations for the three and nine months ended November 2, 2024 were $25.7 million and $68.6 million, respectively. During the three and nine months ended October 28, 2023, advertising and marketing expenses charged to operations were $13.8 million and $36.6 million, respectively.
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
Expense Disaggregation
In November 2024, the FASB issued authoritative guidance regarding expense disaggregation disclosures. The guidance requires interim and annual disclosure, within the notes to the Company’s financial statements, of (a) purchases of inventory, (b) employee compensation, (c) depreciation, and (d) intangible asset amortization included in each relevant expense caption presented on the face of the income statement within continuing operations. The requirements also include: (1) inclusion of certain amounts that are already required to be disclosed under current GAAP in the same disclosure as the other disaggregation requirements, (2) a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively, and (3) disclosure of the total amount of selling expenses and, in annual reporting periods, an entity’s definition of selling expenses. The new guidance is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact this guidance will have on its consolidated financial statements.
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
The Company paid total cash consideration of approximately $57.1 million at closing for both the operating assets and its 50% interest in the licensing assets. In addition, there is potential for incremental earnout consideration to the sellers, of which the Company could be responsible for a maximum of $12.8 million, based on preset levels of sales and EBITDA performance of the rag & bone operations in its fiscal year ending January 4, 2025. The Company recorded a $2.0 million payable with respect to the potential earnout payment during the quarter ended May 4, 2024 based on its assessment of the fair value measurement of such earnout as of April 2, 2024. There was no material change in the assessed fair value of the potential earnout as of November 2, 2024.

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
The purchase price allocation as of the acquisition date was based on a preliminary valuation and is subject to change as more detailed analyses are completed and additional information about the fair value of assets acquired and liabilities assumed becomes available. For each of the three months ended August 3, 2024 and November 2, 2024, purchase price allocation adjustments were immaterial. The purchase price consideration was allocated to assets acquired and liabilities assumed based on their respective fair values as follows (in thousands):

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
During the three months ended November 2, 2024, the Company incurred no transaction-related costs in connection with the acquisition of rag & bone. During the nine months ended November 2, 2024, the Company incurred $5.7 million of transaction-related costs in connection with the acquisition of rag & bone, which were included in selling, general and administrative expenses in the condensed consolidated statements of income (loss) and comprehensive income (loss).
Pro Forma Financial Information
For the three months ended November 2, 2024 and the period April 2, 2024 through November 2, 2024, rag & bone’s aggregate net revenue was $73.8 million and $161.0 million, respectively. The following financial information presents the Company’s consolidated net revenues as if the acquisition had occurred on January 29, 2023 (in thousands):

	Three Months Ended		Nine Months Ended
	Nov 2, 2024	Oct 28, 2023	Nov 2, 2024	Oct 28, 2023
Pro-forma net revenue	$738,518	$720,435	$2,096,263	$2,070,000
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
Equity Method Investment in and License Agreement with the Joint Venture
The Company determined that it does not have a controlling financial interest in the Joint Venture, as the Company does not control the governing body of the Joint Venture and does not have the right to direct the most significant activities of the Joint Venture, which include monetizing the rag & bone intellectual property through licensing arrangements. The Company accounts for its 50% interest in the Joint Venture, through which it exercises significant influence, under the equity method. The Company initially recorded its investment in the Joint Venture at cost, which is derived from fair value due to the bundled nature of the rag & bone transaction, and included the acquisition of the rag & bone operating net assets, the License Agreement, as well as the Joint Venture investment. As of November 2, 2024, the carrying value of the Joint Venture investment is approximately $45.0 million, inclusive of the Company’s interest held through a non-interest bearing loan of $15.6 million. The carrying value for the Company’s equity investment is reported in other assets on the Company’s condensed consolidated balance sheets.
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
(3)    Lease Accounting
The Company primarily leases its showrooms, advertising, licensing, sales and merchandising offices, remote distribution and warehousing facilities and retail and factory outlet store locations under operating lease agreements expiring on various dates through August 2044. The Company also leases some of its equipment, as well as computer hardware and software, under operating and finance lease agreements expiring on various dates through July 2029.
The Company’s lease agreements primarily provide for lease payments based on a minimum annual rental amount, a percentage of annual sales volume, periodic adjustments related to inflation or a combination of such lease payments. Certain retail store leases provide for lease payments based upon the minimum annual rental amount and a percentage of annual sales volume, generally ranging from 3% to 26%, when specific sales volumes are exceeded. The Company’s retail concession leases also provide for lease payments primarily based upon a percentage of annual sales volume, which averages approximately 26%.
During the nine months ended November 2, 2024, the Company closed on the sale and leaseback of its U.S. distribution center. The lease payments escalate at a fixed percentage rate annually for the first ten years. After the initial lease term, the Company has the option to renew the lease for two five-year extension periods. The transaction met the criteria for sale-leaseback accounting and, as such, a net gain of $13.8 million was recognized on the sale of the assets during the nine months ended November 2, 2024.
In addition to the amounts as disclosed below, the Company has estimated additional operating lease commitments of approximately $8.3 million for leases where the Company has not yet taken possession of the underlying asset as of November 2, 2024. As such, the related operating lease ROU assets and operating lease liabilities have not been recognized in the Company’s condensed consolidated balance sheet as of November 2, 2024.

The components of leases are (in thousands):

		Nov 2, 2024	Feb 3, 2024
Assets	Balance Sheet Location
Operating	Operating lease right-of-use assets	$794,066	$667,031
Finance	Property and equipment, net	8,010	15,132
Total lease assets		$802,076	$682,163

Liabilities	Balance Sheet Location
Current:
Operating	Current portion of operating lease liabilities	$180,835	$166,451
Finance	Current portion of borrowings and finance lease obligations	5,603	5,573
Noncurrent:
Operating	Long-term operating lease liabilities	670,430	542,392
Finance	Long-term debt and finance lease obligations	5,154	9,857
Total lease liabilities		$862,022	$724,273
The components of lease costs are (in thousands):

		Three Months Ended		Nine Months Ended
	Income Statement Location	Nov 2, 2024	Oct 28, 2023	Nov 2, 2024	Oct 28, 2023
Operating lease costs	Cost of product sales	$53,293	$44,964	$151,652	$136,367
Operating lease costs	Selling, general and administrative expenses	7,730	6,744	24,820	19,941
Operating lease costs[1]	Net (gains) losses on lease modifications	(718)	537	(718)	(1,894)
Finance lease costs
Amortization of leased assets	Cost of product sales	8	9	20	61
Amortization of leased assets	Selling, general and administrative expenses	753	1,635	3,881	4,747
Interest on lease liabilities	Interest expense	120	179	475	577
Variable lease costs[2]	Cost of product sales	25,361	23,400	74,894	71,551
Variable lease costs[2]	Selling, general and administrative expenses	932	804	3,247	2,551
Short-term lease costs	Cost of product sales	129	92	358	241
Short-term lease costs	Selling, general and administrative expenses	2,071	2,015	6,275	4,306
Total lease costs		$89,679	$80,379	$264,904	$238,448
______________________________________________________________________
Notes:
1During each of the three and nine months ended November 2, 2024 and October 28, 2023, net (gains) losses on lease modifications related primarily to the early termination of certain lease agreements. Operating lease costs for these locations prior to the early termination were included in cost of product sales.
2During the three and nine months ended November 2, 2024, variable lease costs included certain rent concessions of approximately $0.2 million and $0.5 million, respectively, received by the Company, primarily in Europe. During the three and nine months ended October 28, 2023, variable lease costs included certain rent concessions of approximately $0.4 million and $1.4 million, respectively, received by the Company, primarily in Europe.

Maturities of the Company’s operating and finance lease liabilities as of November 2, 2024 are (in thousands):

	Operating Leases
Maturity of Lease Liabilities	Non-Related Parties	Related Parties	Finance Leases	Total
Fiscal 2025	$67,282	$1,934	$816	$70,032
Fiscal 2026	177,476	7,218	5,696	190,390
Fiscal 2027	161,172	7,780	3,184	172,136
Fiscal 2028	132,696	7,703	1,353	141,752
Fiscal 2029	117,440	8,468	294	126,202
After fiscal 2029	300,818	12,329	3	313,150
Total lease payments	956,884	45,432	11,346	1,013,662
Less: Interest	142,591	8,460	589	151,640
Present value of lease liabilities	$814,293	$36,972	$10,757	$862,022
Other supplemental information is (in thousands):

Lease Term and Discount Rate	Nov 2, 2024
Weighted-average remaining lease term
Operating leases	6.4 years
Finance leases	2.6 years
Weighted-average discount rate
Operating leases	5.2%
Finance leases	4.1%

	Nine Months Ended
Supplemental Cash Flow Information	Nov 2, 2024	Oct 28, 2023
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$163,728	$155,379
New operating ROU assets obtained in exchange for lease liabilities	$192,543	$128,756

(4)    Earnings (Loss) per Share
The computation of basic and diluted net earnings (loss) per common share attributable to common stockholders is (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	Nov 2, 2024	Oct 28, 2023	Nov 2, 2024	Oct 28, 2023
Net earnings (loss) attributable to Guess?, Inc.	$(23,395)	$55,701	$(20,976)	$82,929
Less net earnings attributable to nonvested restricted stockholders	210	672	687	1,066
Net earnings (loss) attributable to common stockholders	(23,605)	55,029	(21,663)	81,863
Add expenses (income) related to the convertible senior notes[1]	(7,712)	2,779	—	6,826
Net earnings (loss) attributable to common stockholders used in diluted computations	$(31,317)	$57,808	$(21,663)	$88,689

Weighted average common shares used in basic computations	50,798	53,052	52,047	53,450
Effect of dilutive securities:
Stock options and restricted stock units	—	1,366	—	1,276
Convertible senior notes	15,810	15,913	—	13,372
Weighted average common shares used in diluted computations	66,608	70,331	52,047	68,098

Net earnings (loss) per common share attributable to common stockholders:
Basic	$(0.46)	$1.04	$(0.42)	$1.53
Diluted	$(0.47)	$0.82	$(0.42)	$1.30
______________________________________________________________________
Notes:
1Expenses (income) related to the convertible senior notes include interest expense, loss on extinguishment of debt and (gain) loss on fair value remeasurement for embedded derivative, net of associated income tax effect.
Potentially dilutive common stock, including equity awards granted that were outstanding as well as shares issuable under convertible senior notes, are not included in the computation of diluted weighted average common shares and common equivalent shares outstanding if their effect would have been antidilutive. Antidilutive shares excluded from the computation of diluted weighted average common shares and common equivalent shares outstanding are:

	Three Months Ended		Nine Months Ended
	Nov 2, 2024	Oct 28, 2023	Nov 2, 2024	Oct 28, 2023
Stock options and restricted stock units[1]	1,492,824	159,950	1,557,115	1,011,089
Convertible senior notes	—	—	15,798,155	1,491,394
Total	1,492,824	159,950	17,355,270	2,502,483
______________________________________________________________________
Notes:
1During the three months ended November 2, 2024, 1,172,118 potentially dilutive shares were excluded given the Company’s net loss and 320,706 potentially dilutive shares were excluded because the assumed proceeds resulted in these awards being antidilutive. During the nine months ended November 2, 2024, 1,313,235 potentially dilutive shares were excluded given the Company’s net loss and 243,880 potentially dilutive shares were excluded because the assumed proceeds resulted in these awards being antidilutive.

For the three and nine months ended November 2, 2024, the Company excluded 574,941 nonvested stock units which were subject to the achievement of performance-based or market-based vesting conditions from the computation of diluted weighted average common shares and common equivalent shares outstanding because these conditions were not achieved as of November 2, 2024. For the three and nine months ended October 28, 2023, the Company excluded 640,042 nonvested stock units which were subject to the achievement of performance-based or market-based vesting conditions from the computation of diluted weighted average common shares and common equivalent shares outstanding because these conditions were not achieved as of October 28, 2023.
Warrants related to the 2.00% convertible senior notes due April 2024 (the “2024 Notes”) to purchase approximately 0.3 million and 4.6 million shares of the Company’s common shares at adjusted strike prices of $40.65 and $44.53 per share were outstanding as of November 2, 2024 and October 28, 2023, respectively. Warrants related to the 3.75% convertible senior notes due April 2028 (the “2028 Notes”, and together with the 2024 Notes, the “Notes”) to purchase approximately 15.8 million and 11.1 million shares of the Company’s common shares at adjusted strike prices of $37.61 and $41.51 per share were outstanding as of November 2, 2024 and October 28, 2023, respectively. During the three and nine months ended November 2, 2024 and October 28, 2023, these warrants were excluded from the computation of diluted net earnings (loss) per share since the warrants’ adjusted strike price was greater than the average market price of the Company’s common stock. See Note 11 for more information regarding the Notes.
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
During the three months ended November 2, 2024, there were no share repurchases. During the nine months ended November 2, 2024, the Company repurchased 2.6 million shares of the Company’s common stock under its 2024 Share Repurchase Program at an aggregate cost of $60.8 million, including excise tax. During the three months ended October 28, 2023, there were no share repurchases. During the nine months ended October 28, 2023, the Company repurchased 2.2 million shares under its 2021 Share Repurchase Program at an aggregate cost of $42.8 million, including excise tax. As of November 2, 2024, the Company had remaining authority under the 2024 Share Repurchase Program to purchase approximately $139.8 million of its common stock.
Dividends
The following sets forth the cash dividend declared per share:

	Three Months Ended		Nine Months Ended
	Nov 2, 2024	Oct 28, 2023	Nov 2, 2024	Oct 28, 2023
Cash dividend declared per share	$0.300	$0.300	$3.150	$0.825

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
Accumulated Other Comprehensive Income (Loss)
The changes in accumulated other comprehensive income (loss) (“AOCL”), net of related income taxes, are (in thousands):

	Foreign Currency Translation Adjustment	Derivative Financial Instruments Designated as Cash Flow Hedges	Defined Benefit Plans	Total

	Three Months Ended Nov 2, 2024
Balance at August 3, 2024	$(137,667)	$476	$(467)	$(137,658)
Gains (losses) arising during the period	(7,542)	1,688	77	(5,777)
Reclassification to net earnings (loss) for gains realized	—	(372)	(34)	(406)
Net other comprehensive income (loss)	(7,542)	1,316	43	(6,183)
Balance at November 2, 2024	$(145,209)	$1,792	$(424)	$(143,841)

	Nine Months Ended Nov 2, 2024
Balance at February 3, 2024	$(136,115)	$(544)	$(351)	$(137,010)
Gains (losses) arising during the period	(9,094)	1,001	28	(8,065)
Reclassification to net earnings (loss) for (gains) losses realized	—	1,335	(101)	1,234
Net other comprehensive income (loss)	(9,094)	2,336	(73)	(6,831)
Balance at November 2, 2024	$(145,209)	$1,792	$(424)	$(143,841)

	Foreign Currency Translation Adjustment	Derivative Financial Instruments Designated as Cash Flow Hedges	Defined Benefit Plans	Total
	Three Months Ended Oct 28, 2023
Balance at July 29, 2023	$(123,169)	$(5,805)	$(3,583)	$(132,557)
Gains (losses) arising during the period	(26,663)	5,870	184	(20,609)
Reclassification to net earnings for (gains) losses realized	—	(6)	22	16
Net other comprehensive income (loss)	(26,663)	5,864	206	(20,593)
Balance at October 28, 2023	$(149,832)	$59	$(3,377)	$(153,150)

	Nine Months Ended Oct 28, 2023
Balance at January 28, 2023	$(129,168)	$(1,584)	$(3,321)	$(134,073)
Gains (losses) arising during the period	(20,664)	7,383	(122)	(13,403)
Reclassification to net earnings for (gains) losses realized	—	(5,740)	66	(5,674)
Net other comprehensive income (loss)	(20,664)	1,643	(56)	(19,077)
Balance at October 28, 2023	$(149,832)	$59	$(3,377)	$(153,150)

Details on reclassifications out of AOCL to net earnings (loss) are (in thousands):

	Three Months Ended		Nine Months Ended		Location of (Gain) Loss Reclassified from AOCL into Earnings (Loss)
	Nov 2, 2024	Oct 28, 2023	Nov 2, 2024	Oct 28, 2023
Derivative financial instruments designated as cash flow hedges:
Foreign exchange currency contracts	$(418)	$130	$1,683	$(6,074)	Cost of product sales
Interest rate swap	—	(158)	(212)	(434)	Interest expense
Less income tax effect	46	22	(136)	768	Income tax expense (benefit)
	(372)	(6)	1,335	(5,740)
Defined benefit plans:
Net actuarial (gain) loss amortization	(2)	64	(9)	191	Other expense, net
Prior service credit amortization	(42)	(40)	(122)	(119)	Other expense, net
Less income tax effect	10	(2)	30	(6)	Income tax expense (benefit)
	(34)	22	(101)	66
Total reclassifications during the period	$(406)	$16	$1,234	$(5,674)

(6)    Accounts Receivable
Accounts receivable is summarized as follows (in thousands):

	Nov 2, 2024	Feb 3, 2024
Trade	$346,592	$305,900
Royalty	33,519	9,334
Other	10,530	6,711
	390,641	321,945
Less allowances	7,274	7,176
	$383,367	$314,769
Accounts receivable consists of trade receivables relating primarily to the Company’s wholesale business in Europe and, to a lesser extent, its wholesale businesses in the Americas and Asia, royalty receivables relating to its licensing operations, credit card and retail concession receivables related to its retail businesses and certain other receivables. Other receivables generally relate to amounts due to the Company that result from activities not related to the direct sale of the Company’s products or collection of royalties.
(7)    Inventories
Inventories consist of the following (in thousands):

	Nov 2, 2024	Feb 3, 2024
Raw materials	$3,871	$1,488
Work in progress	49	3
Finished goods	671,832	464,806
	$675,752	$466,297
The above balances include an allowance to write down inventories to the lower of cost or net realizable value of $25.8 million and $25.5 million as of November 2, 2024 and February 3, 2024, respectively.
(8)    Income Taxes
Effective Income Tax Rate
Income tax expense for the interim periods is computed using the income tax rate estimated to be applicable for the full fiscal year, adjusted for discrete items. The Company’s effective income tax rate was an expense of 355.1% for the nine months ended November 2, 2024 compared to a benefit of 6.3% for the nine months ended October 28, 2023. The change in the effective income tax rate was primarily due to a net $41.8 million unrealized loss on the fair value remeasurement of derivatives related to the Company’s 2028 Notes and the related convertible note hedge recorded in the current period which was disregarded for income tax purposes, compared to a discrete income tax benefit recognized during the third quarter of fiscal 2024 as a result of the consolidation of certain business functions into Switzerland as described below.
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

Changes in Income Tax Law
During calendar year 2019, Switzerland implemented income tax reform (“Swiss tax reform”) that was effective as of January 1, 2020. The Swiss tax reform eliminated certain preferential income tax treatments and included transitional relief measures which provided for future income tax deductions. During fiscal 2020, the Company recognized a one-time income tax benefit of approximately $8.1 million related primarily to the recognition of a deferred income tax asset associated with the estimated value of an income tax basis step-up of the Company’s Switzerland subsidiary’s assets. During fiscal 2023, the Company recorded a $2.3 million reserve for uncertain income tax positions related to such deferred income tax asset. During fiscal 2024, based on recent developments among European Union tax authorities, the Company wrote off the $8.1 million tax benefit related to the value of the income tax basis step-up of the Company’s Switzerland subsidiary’s assets, resulting in a net income tax expense of $5.8 million.
Unrecognized Income Tax Benefit
The Company and its subsidiaries are subject to U.S. federal and foreign income tax, as well as income tax of multiple state and foreign local jurisdictions. From time-to-time, the Company is subject to routine income and other audits on various income tax matters around the world in the ordinary course of business. As of November 2, 2024, the Company does not expect its ongoing income tax or other tax audits to have a material impact on the financial statements.
As of November 2, 2024 and February 3, 2024, the Company had $67.7 million and $63.4 million, respectively, of aggregate accruals for uncertain income tax positions, including penalties and interest. This includes an accrual of $19.9 million for the estimated transition tax (excluding interest) related to the 2017 Tax Cuts and Jobs Act (the “Tax Reform”) and $20.6 million for the intra-entity transfer of intellectual property rights from certain U.S. entities to a wholly-owned Swiss subsidiary, substantially offset by the related deferred income tax benefit recorded by the Swiss subsidiary. The Company reviews and updates the estimates used in the accrual for uncertain income tax positions, as appropriate, as more definitive information or interpretations become available from income taxing authorities, and on the completion of income tax audits, the receipt of assessments, expiration of statutes of limitations, or occurrence of other events.
During fiscal 2021, the Company became aware of a foreign withholding income tax regulation that could be interpreted to apply to certain of its previous transactions. The Company currently does not expect its exposure, if any, will have a material impact on its consolidated financial position, results of operations or cash flows.
Indefinite Reinvestment Assertion
The Company has historically considered the undistributed earnings of its foreign subsidiaries to be indefinitely reinvested. As a result of the Tax Reform, the Company had a substantial amount of previously taxed earnings that could be distributed to the U.S. without additional U.S. taxation. As of November 2, 2024, the Company determined that approximately $73.3 million of such foreign earnings are not indefinitely reinvested. The incremental tax cost to repatriate these earnings to the U.S. is immaterial. The Company intends to indefinitely reinvest the remaining earnings from the Company’s foreign subsidiaries for which a deferred income tax liability has not already been recorded. The Company continues to evaluate its plans for reinvestment or repatriation of unremitted foreign earnings and regularly reviews its cash positions and determination of indefinite reinvestment of foreign earnings. If the Company determines that all or a portion of such foreign earnings are no longer indefinitely reinvested, the Company may be subject to additional foreign withholding taxes and U.S. state income taxes, beyond the one-time transition tax.
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
Management evaluates segment performance based primarily on revenues and earnings (loss) from operations before corporate performance-based compensation costs, asset impairment charges, net gains (losses) on lease modifications, separation charges, transaction costs, restructuring charges, gain on sale of assets and certain non-recurring credits (charges), if any. All intercompany revenues are eliminated in consolidation and are not reviewed when evaluating segment performance. The Company believes this segment reporting reflects how its business segments are managed and how each segment’s performance is evaluated by the Company’s chief operating decision maker to assess performance and make resource allocation decisions.
Net revenue and earnings (loss) from operations are summarized (in thousands):

	Three Months Ended		Nine Months Ended
	Nov 2, 2024	Oct 28, 2023	Nov 2, 2024	Oct 28, 2023
Net revenue:
Europe	$368,429	$344,472	$1,035,532	$990,981
Americas Retail	172,751	153,872	498,441	464,984
Americas Wholesale	98,849	55,288	245,381	150,361
Asia	65,478	64,498	192,566	194,210
Licensing	33,011	33,040	91,101	84,944
Total net revenue	$738,518	$651,170	$2,063,021	$1,885,480
Earnings (loss) from operations:
Europe	$32,476	$35,555	$69,431	$84,344
Americas Retail	(7,487)	8,086	(15,185)	20,060
Americas Wholesale	25,410	16,106	55,517	40,264
Asia	(1,281)	636	1,236	3,927
Licensing	30,296	30,770	84,110	79,419
Total segment earnings from operations	79,414	91,153	195,109	228,014
Corporate overhead	(36,765)	(34,106)	(134,935)	(105,164)
Asset impairment charges[1]	(1,091)	(1,737)	(4,509)	(6,293)
Net gains (losses) on lease modifications[2]	718	(537)	718	1,894
Gain on sale of assets[3]	—	—	13,781	—
Total earnings from operations	$42,276	$54,773	$70,164	$118,451
______________________________________________________________________
Notes:
1During each of the three and nine months ended November 2, 2024 and October 28, 2023, the Company recognized asset impairment charges related primarily to impairment of property and equipment related to certain retail locations resulting from under-performance and expected store closures. Refer to Note 16 for more information regarding these asset impairment charges.
2During each of the three and nine months ended November 2, 2024 and October 28, 2023, the Company recorded net gains (losses) on lease modifications related primarily to the early termination of certain lease agreements.
3During the nine months ended November 2, 2024, the Company recorded a gain on the sale of assets related to the U.S. distribution center.

The below presents information regarding geographic areas in which the Company operated. Net revenue is classified primarily based on the country where the Company’s customer is located (in thousands):

	Three Months Ended		Nine Months Ended
	Nov 2, 2024	Oct 28, 2023	Nov 2, 2024	Oct 28, 2023
Net revenue:
U.S.	$198,955	$133,613	$542,794	$412,746
Italy	72,519	71,395	208,240	213,055
Germany	52,326	47,179	137,615	127,503
South Korea	39,097	41,642	118,788	124,132
Spain	37,385	35,034	107,501	104,389
Canada	33,244	38,968	95,134	109,178
Mexico	31,977	31,426	92,226	78,978
Other countries	240,004	218,873	669,622	630,555
Total product sales	705,507	618,130	1,971,920	1,800,536
Net royalties	33,011	33,040	91,101	84,944
Net revenue	$738,518	$651,170	$2,063,021	$1,885,480
Due to the seasonal nature of the Company’s business segments, the above net revenue and operating results are not necessarily indicative of the results that may be expected for the full fiscal year.
(10)    Borrowings and Finance Lease Obligations
Borrowings and finance lease obligations are summarized (in thousands):

	Nov 2, 2024	Feb 3, 2024
Term loans	$4,967	$12,060
Finance lease obligations	10,757	15,430
Mortgage debt	—	16,435
Borrowings under credit facilities	262,548	21,653
Other	2,870	3,413
	281,142	68,991
Less current installments	42,836	40,781
Long-term debt and finance lease obligations	$238,306	$28,210
Term Loans
The Company entered into term loans with certain banks primarily in Europe during fiscal 2021. These loans are primarily unsecured, have remaining terms of less than one year and incur interest at annual rates ranging between 1.5% to 6.0%. As of November 2, 2024 and February 3, 2024, the Company had outstanding borrowings of $5.0 million and $12.1 million, respectively, under these term loans.
Finance Lease Obligations
The Company has entered into finance leases for equipment used in its European distribution centers. These finance lease agreements provide for monthly minimum lease payments and expire on various dates through May 2027 with an average effective interest rate of approximately 4%. As of November 2, 2024 and February 3, 2024, these finance lease obligations totaled $5.6 million and $8.1 million, respectively.
The Company also has smaller finance leases related to computer hardware and software and other equipment. As of November 2, 2024 and February 3, 2024, these finance lease obligations totaled $5.2 million and $7.3 million, respectively.
Mortgage Debt
During fiscal 2017, the Company entered into a ten-year $21.5 million real estate secured loan (the “Mortgage Debt”) which was secured by the Company’s U.S. distribution center based in Louisville,

Kentucky. The Mortgage Debt required the Company to comply with a fixed charge coverage ratio on a trailing four-quarter basis if consolidated cash, cash equivalents, short-term investment balances and availability under borrowing arrangements fell below certain levels. In addition, the Mortgage Debt contained customary covenants, including covenants that limited or restricted the Company’s ability to incur liens on the mortgaged property and enter into certain contractual obligations. Upon the occurrence of an event of default under the Mortgage Debt, the lender could have terminated the Mortgage Debt and declared all amounts outstanding to be immediately due and payable. The Mortgage Debt specified a number of events of default (some of which were subject to applicable grace or cure periods), including, among other things, non-payment defaults, covenant defaults, cross-defaults to other material indebtedness, bankruptcy and insolvency defaults and material judgment defaults. In May 2023, the Company amended the terms of the Mortgage Debt, which was previously payable at a variable rate based on the London Interbank Offered Rate (“LIBOR”), to provide for the interest rate to be based on the Secured Overnight Financing Rate (“SOFR”), effective May 1, 2023. The Company also amended its existing interest rate swap agreement, resulting in a swap fixed rate of approximately 3.14%. During the nine months ended November 2, 2024, the Company paid the $16.3 million remaining balance of the Mortgage Debt when it sold the associated building and land and extinguished this debt.
Credit Facilities
Long-Term 2023 Credit Facility
During fiscal 2023, the Company amended and restated its senior secured asset-based revolving credit facility with Bank of America, N.A. and other lenders party thereto to extend the maturity date of the credit facility to December 20, 2027, among other changes (as amended, the “2023 Credit Facility”). In addition, the Company entered into agreements to amend the 2023 Credit Facility to permit, among other things, an exchange and subscription offering and certain related transactions on each of April 12, 2023 and March 28, 2024. The 2023 Credit Facility previously provided for a borrowing capacity in an amount up to $150 million, which was increased in March 2024 by $50 million to a total borrowing capacity under the facility up to $200 million. The borrowing facility includes a Canadian sub-facility up to $20 million, subject to a borrowing base. Based on applicable accounts receivable, inventory and eligible cash, subject to certain allowances, the Company could have borrowed up to $192.3 million under the 2023 Credit Facility as of November 2, 2024. The 2023 Credit Facility has an option to expand the borrowing capacity by up to $100 million subject to certain terms and conditions, including the willingness of existing or new lenders to assume such increased amount. The 2023 Credit Facility is available for direct borrowings and the issuance of letters of credit, subject to certain letters of credit sublimits, and may be used for repayment of debt, working capital and other general corporate purposes. As of November 2, 2024, the Company had $7.7 million in outstanding standby letters of credit, no outstanding documentary letters of credit and no outstanding borrowings under the 2023 Credit Facility. As of February 3, 2024, the Company had $6.6 million in outstanding standby letters of credit, no outstanding documentary letters of credit and no outstanding borrowings under the 2023 Credit Facility.
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
Long-Term 2024 Credit Facility
During fiscal 2023, Guess Europe Sagl, a wholly owned subsidiary of the Company, entered into a credit agreement for a €250 million revolving credit facility with an initial five-year term. During the second quarter of fiscal 2025, Guess Europe Sagl entered into agreements with certain lenders, which expanded the borrowing capacity under the credit agreement (as amended, the “2024 Credit Facility”) from €250 million to €350 million.
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
The 2024 Credit Facility contains various annual sustainability key performance targets, the achievement of which would result in an adjustment to the interest margin ranging from plus 5 basis points to minus 5 basis points per year. The 2024 Credit Facility includes a financial covenant requiring a maximum leverage ratio of the guarantor and its subsidiaries and also includes customary representations and warranties, affirmative and negative covenants and events of default. As of November 2, 2024, the Company had $232.9 million of outstanding borrowings and $146.3 million available for future borrowings under the 2024 Credit Facility. As of February 3, 2024, the Company had no outstanding borrowings and $269.7 million available for future borrowings under the revolving credit facility prior to its amendment in 2024.
Other Credit Facilities
The Company, through its Chinese subsidiary, maintains a short-term uncommitted bank borrowing agreement that provides for a borrowing capacity up to $30 million, primarily for working capital purposes.

The Company had $26.7 million and $17.9 million in outstanding borrowings under this agreement as of November 2, 2024 and February 3, 2024, respectively.
The Company, through its Japanese subsidiary, maintains a short-term uncommitted bank borrowing agreement that provides for a borrowing capacity up to ¥1.0 billion ($6.5 million), primarily for working capital purposes. The Company had $2.9 million and $3.7 million in outstanding borrowings under this agreement as of November 2, 2024 and February 3, 2024, respectively.
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
In March 2024, the Company exchanged approximately $14.6 million of its 2024 Notes for approximately $12.1 million of additional 3.75% convertible senior notes due 2028 (the “March Additional 2028 Notes”, together with the January Additional 2028 Notes, the “Additional 2028 Notes”; collectively with the “Initial 2028 Notes”, the “2028 Notes”) in a privately negotiated exchange and subscription agreement with a holder of its 2024 Notes. The March Additional 2028 Notes have the same terms, constitute a single series with, and have the same CUSIP number as the Initial 2028 Notes. The March Additional 2028 Notes were initially recorded at fair value of approximately $16.7 million upon the exchange. Immediately following the closing of this March 2024 transaction, approximately $33.5 million of the 2024 Notes remained outstanding, which were settled during April 2024. In addition, the Company concurrently repurchased $10.3 million of its common stock through broker-assisted market transactions, pursuant to the Company’s 2024 Share Repurchase Program. The Company evaluated the March 2024 exchange and determined that all of the exchanged notes were accounted for as extinguishment of debt. As a result of this transaction entered into during March 2024, the Company recognized a $2.0 million loss on extinguishment of debt during the first quarter of fiscal 2025.
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
The 2028 Notes are convertible in certain circumstances into cash, shares of the Company’s common stock, or a combination of cash and shares of the Company’s common stock, at the Company’s election, at an initial conversion rate of 40.4858 shares of common stock per $1,000 principal amount of 2028 Notes, which is equivalent to an initial conversion price of approximately $24.70 per share, subject to adjustment upon the occurrence of certain events. In accordance with the terms of the 2028 Indenture, the Company has adjusted the conversion rate and the conversion price of the 2028 Notes for quarterly dividends exceeding $0.225 per share (the conversion price is approximately $22.22 per share as of November 2, 2024). Prior to November 15, 2027, the 2028 Notes are convertible only upon the occurrence of certain events and during certain periods, and thereafter, at any time until the close of business on the second scheduled trading day immediately preceding the maturity date of the 2028 Notes.
The 2028 Notes are not redeemable prior to maturity, unless certain significant corporate events occur, and no sinking fund is provided for the 2028 Notes. As of November 2, 2024, none of the conditions allowing holders of the 2028 Notes to convert had been met. The Company expects to settle the principal amount of the 2028 Notes in fiscal 2029 in cash and any excess in shares.
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
In connection with the exchange of the 2024 Notes in January 2024 and March 2024, the conversion feature embedded in the Additional 2028 Notes failed to satisfy the requirements for the derivative scope exception for contracts indexed to the Company’s own stock. The conversion feature of the Additional 2028 Notes required bifurcation from the host contract. The embedded derivative was measured at fair value of $7.8 million as of November 2, 2024. As of the transaction dates, a total debt discount of $11.8 million was recorded as the excess of the principal amount of the Additional 2028 Notes over the fair value of the host contract.
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
In April 2024, upon maturity of the 2024 Notes, the Company settled the remaining $33.5 million principal amount of the 2024 Notes for $33.3 million in cash and 122,313 shares of common stock. The Company also exercised the convertible note hedge in connection with the remaining 2024 Notes and received 90,729 shares of common stock, which were recorded at fair value on settlement. As of November 2, 2024, there were no 2024 Notes outstanding.
The Notes consist of the following (in thousands):

	Nov 2, 2024	Feb 3, 2024
2024 Notes
Principal	$—	$48,078
Unamortized debt issuance costs	—	(30)
Net carrying amount	$—	$48,048
Fair value, net[1]	$—	$49,182
Initial 2028 Notes
Principal	$275,000	$275,000
Unamortized debt discount and issuance costs[2,3]	(6,726)	(8,034)
Net carrying amount	$268,274	$266,966
Fair value, net[1]	$272,289	$295,550
Additional 2028 Notes
Principal	$76,947	$64,826
Unamortized debt discount and issuance costs[3]	(12,364)	(11,465)
Embedded derivative[4]	7,760	16,390
Net carrying amount	$72,343	$69,751
Fair value, net[1]	$73,466	$60,099
Net carrying amount of Initial and Additional 2028 Notes	$340,617	$336,717
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
3For each of the three and nine months ended November 2, 2024, the weighted average effective interest rate including amortization of debt discount and issuance costs was 4.5% and 9.3% for the Initial 2028 Notes and Additional 2028 Notes, respectively. For each of the three and nine months ended October 28, 2023, the weighted average effective interest rate including amortization of debt discount and issuance costs was 4.5% for the Initial 2028 Notes.
4The fair value of the embedded derivative is measured using significant unobservable inputs and are classified as Level 3 in the fair value hierarchy.
Interest expense for the Notes for the three and nine months ended November 2, 2024 and October 28, 2023 consists of the following (in thousands):

	Three Months Ended		Nine Months Ended
	Nov 2, 2024	Oct 28, 2023	Nov 2, 2024	Oct 28, 2023
2024 Notes
Coupon interest	$—	$325	$334	$2,247
Amortization of debt discount and issuance costs	—	50	28	334
Total	$—	$375	$362	$2,581
Initial 2028 Notes
Coupon interest	$2,578	$2,578	$7,734	$5,557
Amortization of debt discount and issuance costs	435	415	1,307	894
Total	$3,013	$2,993	$9,041	$6,451
Additional 2028 Notes
Coupon interest	$721	$—	$2,088	$—
Amortization of debt discount and issuance costs	774	—	2,211	—
Total	$1,495	$—	$4,299	$—
Convertible Bond Hedge and Warrant Transactions
In April 2023, in connection with the offering of the Initial 2028 Notes, the Company entered into convertible note hedge transactions whereby the Company had the option to purchase a total of approximately 11.1 million shares of its common stock at an initial strike price of approximately $24.70 per share (the “Initial 2028 Bond Hedge”). The total cost of the Initial 2028 Bond Hedge transactions was $51.8 million. In addition, the Company sold warrants whereby the holders of the warrants had the option to purchase a total of approximately 11.1 million shares of the Company’s common stock at an initial strike price of $41.80 per share (the “Initial 2028 Warrants”). The Company received $20.2 million in cash proceeds from the sale of these warrants. Both the number of shares underlying the Initial 2028 Bond Hedge and the Initial 2028 Warrants and the strike price of the instruments are subject to customary adjustments. In accordance with the original terms of the Initial 2028 Bond Hedge confirmations and the Initial 2028 Warrants confirmations, the Company has adjusted the strike prices with respect to the Initial 2028 Bond Hedge and the Initial 2028 Warrants for quarterly dividends exceeding $0.225 per share (approximately $22.22 per share and $37.61 per share, respectively, as of November 2, 2024). The purchase of the Initial 2028 Bond Hedge is intended to offset dilution from the conversion of the Initial 2028 Notes to the extent the market price per share of the Company’s common stock exceeds the then-applicable strike price of the Initial 2028 Bond Hedge. The warrant transaction may have a dilutive effect with respect to the Company’s common stock to the extent the market price per share of the Company’s common stock exceeds the then-applicable strike price of the warrants. In April 2023, the Initial 2028 Bond Hedge and the Initial 2028 Warrants were recorded in stockholders’ equity, were not accounted for as derivatives and were not remeasured each reporting period.
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
In connection with the exchange of the 2024 Notes in January 2024 and March 2024, the Company purchased incremental bond hedges (the “Additional 2028 Bond Hedge”, together with the Initial 2028 Bond Hedge, the “2028 Bond Hedge”) and sold incremental warrants (the “Additional 2028 Warrants”) with the same terms and conditions as the Initial 2028 Bond Hedge and the Initial 2028 Warrants, each with a notional amount equal to the notional amount of the Additional 2028 Notes. The Company paid premiums of $16.2 million and $6.5 million to purchase the Additional 2028 Bond Hedge in January 2024 and March 2024, respectively, and received $5.8 million and $3.7 million for the issuance of the Additional 2028 Warrants in January 2024 and March 2024, respectively. The Additional 2028 Bond Hedge purchased and the Additional 2028 Warrants issued have terms that are identical to the Initial 2028 Bond Hedge and the Initial 2028 Warrants, except the notional amounts match the number of shares issuable upon conversion of the Additional 2028 Notes. Similarly, in connection with the retirement of $67.1 million and $14.6 million in principal amount of the 2024 Notes in January 2024 and March 2024, respectively, the Company entered into Partial Termination Agreements with certain financial institutions to unwind a portion of the convertible note hedge transactions and warrant transactions the Company had entered into in connection with the issuance of the 2024 Notes. The terminated portion is in a notional amount corresponding to the amount of exchanged 2024 Notes. As a result, the Company received $1.9 million and $1.3 million for the unwind of the convertible bond hedge in January 2024 and March 2024, respectively, and paid $0.1 million and $0.5 million for the unwind of the warrants in January 2024 and March 2024, respectively. These transactions in January 2024 and March 2024 resulted in net increases of $1.8 million and $0.8 million, respectively, in paid-in capital in the Company’s consolidated balance sheet as of May 4, 2024. As a result of the unwind transactions, the convertible note hedge transactions and warrant transactions that remained outstanding had a notional amount of approximately 1.3 million shares of common stock, corresponding to the number of shares into which the remaining 2024 Notes were convertible. In addition, upon maturity of the 2024 Notes in April 2024, the Company exercised the convertible note hedge in connection with the remaining 2024 Notes and there was no outstanding convertible note hedge as of November 2, 2024. The warrant transactions remain outstanding and have a notional amount of approximately 0.3 million shares of common stock with a current strike price of $40.65 per share as of November 2, 2024.
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
(12)    Share-Based Compensation
The following summarizes the share-based compensation expense recognized under all of the Company’s stock plans (in thousands):

	Three Months Ended		Nine Months Ended
	Nov 2, 2024	Oct 28, 2023	Nov 2, 2024	Oct 28, 2023
Stock options	$—	$—	$—	$713
Stock awards/units	4,821	4,840	13,728	14,108
Employee Stock Purchase Plan	28	37	127	131
Total share-based compensation expense	$4,849	$4,877	$13,855	$14,952
As of November 2, 2024, there was no unrecognized compensation cost related to nonvested stock options and approximately $35.4 million of unrecognized compensation cost related to nonvested stock awards/units. This cost is expected to be recognized over a weighted average period of 1.7 years.
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
Equity Award Grants
On March 29, 2024, the Company granted 375,800 nonvested stock awards/units to its employees.
On October 8, 2024, the Company granted 427,265 nonvested stock units to certain of its executive employees. These nonvested stock units are subject to certain performance-based or market-based vesting conditions.
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
The following summarizes the activity for nonvested performance-based units during the nine months ended November 2, 2024:

	Number of Units	Weighted Average Grant Date Fair Value
Nonvested at February 3, 2024	376,916	$18.36
Granted	234,498	19.19
Vested	(112,590)	18.14
Forfeited	(1,983)	19.83
Nonvested at November 2, 2024	496,841	$18.79

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
The following summarizes the activity for nonvested market-based units during the nine months ended November 2, 2024:

	Number of Units	Weighted Average Grant Date Fair Value
Nonvested at February 3, 2024	722,780	$19.55
Granted[1]	235,917	20.35
Vested[1]	(172,601)	17.77
Forfeited	(2,509)	20.90
Nonvested at November 2, 2024	783,587	$20.18
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
Leases
The Company leases warehouse and administrative facilities from certain of the Marciano Entities. There were four of these leases in effect as of November 2, 2024 with expiration or option exercise dates ranging from calendar years 2025 to 2030, including two leases with respect to the Company’s North American corporate headquarters in Los Angeles, California (the “Los Angeles Location”), a lease for the Company’s Canadian warehouse and administrative facility in Montreal, Quebec (the “Montreal Location”) and a lease for the Company’s showroom and office space in Paris, France (the “Paris Location”).
In August 2023, the Company (through a wholly-owned Canadian subsidiary) entered into a three-year lease extension through August 2026 with respect to the Montreal Location. All other material terms in the previously existing lease for the Montreal Location (including base rent of approximately CAD$0.6 million ($0.4 million) per year) remain the same.
Aggregate lease costs recorded under the leases for the Los Angeles Location were $5.8 million and $5.6 million for the nine months ended November 2, 2024 and October 28, 2023, respectively. The Marciano Entities have a 100% ownership interest in the Los Angeles Location, with Mr. Maurice Marciano having a 56.3% ownership interest and Mr. Paul Marciano having a 43.7% ownership interest. Accordingly, Mr. Maurice Marciano’s interest in the lease amounts for the Los Angeles Location were $3.3 million and $3.2 million for the nine months ended November 2, 2024 and October 28, 2023, respectively. Mr. Paul Marciano’s interest in the lease amounts for the Los Angeles Location were $2.5 million and $2.4 million for the nine months ended November 2, 2024 and October 28, 2023, respectively.

Aggregate lease costs recorded under the lease for the Montreal Location were $0.3 million for each of the nine months ended November 2, 2024 and October 28, 2023. The Marciano Entities have a 100% ownership interest in the Montreal Location, with each of Mr. Maurice Marciano and Mr. Paul Marciano having a 50% ownership interest. Accordingly, the interests in the lease amounts for the Montreal Location for each of Mr. Maurice Marciano and Mr. Paul Marciano were approximately $160,000 for each of the nine months ended November 2, 2024 and October 28, 2023.
Aggregate lease costs recorded under the lease for the Paris Location were $1.0 million and $0.9 million for the nine months ended November 2, 2024 and October 28, 2023, respectively. The Marciano Entities have a 66.7% ownership interest in the Paris Location, with each of Mr. Maurice Marciano and Mr. Paul Marciano having a 33.3% ownership interest. Accordingly, the interests in the lease amounts for the Paris Location for each of Mr. Maurice Marciano and Mr. Paul Marciano were approximately $0.3 million for each of the nine months ended November 2, 2024 and October 28, 2023.
The Company believes that, at the time it entered into the related party leases, the terms of such leases were no less favorable to the Company than would have been available from unaffiliated third parties. Refer to Note 3 for more information on lease commitments.
Aircraft Arrangements
The Company periodically charters aircraft owned by certain of the Marciano Entities through informal arrangements with such Marciano Entities and independent third-party management companies contracted by such Marciano Entities to manage their aircraft. The Marciano Entities have a 100% ownership interest in the aircraft, with each of Mr. Maurice Marciano and Mr. Paul Marciano having a 50% ownership interest. The total fees paid by the Company to the independent third-party management companies under these arrangements for the nine months ended November 2, 2024 and October 28, 2023 were approximately $2.3 million and $2.6 million, respectively. The approximate dollar value of the amount of each of Mr. Maurice Marciano’s and Mr. Paul Marciano’s interest in these transactions was approximately $1.0 million for each of the nine months ended November 2, 2024 and October 28, 2023, respectively. The Company believes that the terms of the charter arrangements are no less favorable to the Company than would have been available from unaffiliated third parties.
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
In fiscal 2021, the Company provided the Footwear Company with a $2.0 million revolving credit facility at an annual interest rate of 2.75% and a maturity date of November 2023. In October 2023, the Company and the Footwear Company amended the revolving credit facility to extend the term by three years to November 30, 2026 and to adjust the interest rate, effective December 1, 2023, to a floating rate equal to the one month term SOFR plus 1.75% per annum. As of November 2, 2024 and February 3, 2024, the Company had a note receivable of $1.1 million and $0.6 million, respectively, included in other assets in its condensed consolidated balance sheets related to outstanding borrowings by the Footwear Company under this revolving credit facility.
In May 2022, the Company entered into a Fulfillment Services Agreement with the Footwear Company under which the Company provides certain fulfillment services for the Footwear Company’s U.S. wholesale and e-commerce businesses from the Company’s U.S. distribution center on a cost-plus 5% basis. The Footwear Company also pays rent to the Company for the use of a small office space in the Company’s U.S. headquarters. In June 2022, the Company (through a wholly-owned Swiss subsidiary) entered into a Distributorship Agreement with the Footwear Company under which the Company was designated as the exclusive distributor (excluding e-commerce) for the Footwear Company in the European Union and other specified countries. The Distributorship Agreement provided for (i) the Company to receive a 35% discount from the Footwear Company’s wholesale prices, (ii) no minimum sales requirements or advertising spending requirements for the Company, (iii) an initial 15 month term with annual renewals thereafter, and (iv) other standard terms and conditions for similar arrangements. In May 2023, the Distributorship Agreement was amended to (i) reflect a reduction in the amount of sales services to be performed by the Company, (ii) revise the wholesale discount to 22%, and (iii) provide an annual 2% advertising commitment by the Company. During the nine months ended November 2, 2024, there were less than $2,500 in fees received with respect to the U.S. fulfillment services, approximately $8,700 in fees received with respect to office rent and $314,000 in amounts paid related to the distributorship arrangements. During the nine months ended October 28, 2023, there were approximately $9,500 in fees received with respect to the U.S. fulfillment services, approximately $13,000 in fees received with respect to office rent and less than $26,000 in amounts paid related to the distributorship arrangements.
Vendor Purchases
The Company purchases faux fur products from a privately-held fashion accessories company (the “Fashion Company”). The Marciano Entities have a 16% ownership interest in the Fashion Company, with each of Mr. Maurice Marciano and Mr. Paul Marciano having an 8% ownership interest. In addition, Carlos Alberini, Chief Executive Officer of the Company, has a 4% ownership interest in the Fashion Company. The total payments made by the Company to the Fashion Company were approximately $2.8 million and $3.0 million for the nine months ended November 2, 2024 and October 28, 2023, respectively. Based on their respective ownership interests in the Fashion Company, the approximate dollar value of the amount of each individual’s interest in these transactions were approximately (i) for each of Mr. Maurice Marciano and Mr. Paul Marciano, $221,000 and $242,000 for the nine months ended November 2, 2024 and October 28, 2023, respectively, and (ii) for Mr. Alberini, $111,000 and $121,000 for the nine months ended November 2, 2024 and October 28, 2023, respectively. The Company believes that the price paid by the Company for the Fashion Company’s products and the terms of the transactions between the Company and the Fashion Company have not been affected by this passive investment of Messrs. Marciano and Mr. Alberini in the Fashion Company.
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
Charitable Donations
The Company has periodically made donations to Smile Project, a charitable organization of which director Elsa Michael is co-founder and president, consisting of monetary donations made through Guess Foundation (Italy) and product donations made by one of the Company’s European subsidiaries. Ms. Michael does not receive any compensation in connection with her work with Smile Project. The total amount of donations made by the Company to Smile Project during the nine months ended November 2, 2024 were approximately $124,000, consisting of product donations valued at $102,000 and monetary donations of $22,000. The total amount of donations made by the Company to Smile Project during the nine months ended

October 28, 2023 were approximately $505,000, consisting of a product donations valued at $483,000 and monetary donations of $22,000.
(14)    Commitments and Contingencies
Investment Commitments
As of November 2, 2024, the Company had an unfunded commitment to invest €3.7 million ($4.0 million) in certain private equity funds. Refer to Note 16 for further information.
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
The Company has received customs tax assessment notices from the Italian Customs Agency (“ICA”) regarding its customs tax audit of one of the Company’s European subsidiaries for the period from July 2010 through December 2012. Such assessments totaled €9.8 million ($10.6 million), including potential penalties and interest through such assessment dates. The Company strongly disagreed with the ICA’s positions and therefore filed appeals with the Milan First Degree Tax Court (“MFDTC”). Those appeals were split into a number of different cases that were then heard by different sections of the MFDTC. The MFDTC ruled in favor of the Company on all of these appeals. The ICA subsequently appealed €9.7 million ($10.5 million) of these favorable MFDTC judgments with the Appeals Court. As of November 2, 2024, €8.5 million ($9.2 million) have been decided in favor of the Company and €1.2 million ($1.3 million) have been decided in favor of the ICA. The Company believes that the unfavorable Appeals Court ruling is incorrect and inconsistent with the prior rulings on similar matters by both the MFDTC and other judges within the Appeals Court, and has appealed the decision to the Supreme Court. The ICA has appealed most of the favorable Appeals Court rulings to the Supreme Court. As of November 2, 2024, of the cases that have been appealed to the Supreme Court, €1.5 million ($1.6 million) have been decided in favor of the Company based on the merits of the case and €0.2 million ($0.2 million) have been remanded back to the lower court for further consideration. There can be no assurances the Company will be successful in the remaining appeals. It also continues to be possible that the Company will receive similar or even larger assessments for periods subsequent to December 2012 or other claims or charges (including additional interest amounts) related to the matter in the future. Although the Company believes that it has a strong position and will continue to vigorously defend this matter, it is unable to predict with certainty whether or not these efforts will ultimately be successful or whether the outcome will have a material impact on the Company’s financial position, results of operations or cash flows.
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
On September 29, 2023, the Company and all defendants in the ERSRI action entered into a Stipulation and Agreement of Compromise, Settlement, and Release (the “Stipulation”), which was approved by the Court on January 4, 2024 and resolved all claims asserted against all defendants in the ERSRI action without any admission or finding of wrongdoing attributed to them personally or to the Company. Under the terms of the Stipulation, the Company will implement certain governance and compliance enhancements. These enhancements include an agreement by the Company to appoint two new independent directors to the Board, including one to be selected by ERSRI and mutually agreed to by the Company, by no later than the Company’s 2025 Annual Meeting of Shareholders. The governance enhancements also include the establishment of a Diversity, Equity, and Inclusion Council (the “DEI Council”), which will be comprised of the aforementioned new independent director to be selected by ERSRI and two consultants, including one consultant to be selected by ERSRI. Once formed, the DEI Council will report directly to the Board and be responsible for overseeing the development and implementation of the Company’s policies and procedures related to harassment, discrimination and retaliation, including, in certain circumstances, having the authority to conduct investigations and to recommend disciplinary action, up to and including termination, of senior executives or Board members found to have engaged in misconduct. The DEI Council will also be responsible for overseeing a commitment to be added to the Company’s Governance Guidelines regarding the Company’s measures to prevent and respond to sexual harassment and discrimination. The Stipulation also includes certain agreements by Mr. Paul Marciano relating to meetings or activities with current or prospective Company models. In addition to the governance enhancements, pursuant to the Stipulation, (a) the defendants in the ERSRI action caused the Company to receive (i) a payment of $22 million upon Court approval of the settlement pursuant to the terms of the Stipulation, and (ii) the right to receive an additional payment of $8 million contingent on the recovery from the insurers currently being sought by the Company and the insureds in pending litigation against the insurers, and (b) the Company was responsible to pay an attorney’s fee award to ERSRI’s counsel. The $22 million received by the Company and the related attorney’s fee award under the terms of the Stipulation was accounted for by the Company when approved by the Court.
On February 16, 2023, Legion filed a stockholder derivative lawsuit styled Legion Partners Holdings, LLC, derivatively on behalf of Guess?, Inc. v. Paul Marciano, et al. in the Court of Chancery of the State of Delaware against the Company, as the nominal defendant, Mr. Paul Marciano and other members of the Board, alleging breach of fiduciary duties relating to the continued service of Mr. Paul Marciano to the Company following the prior allegations described in the ERSRI stockholder derivative lawsuit. Legion sought monetary damages and possible injunctive relief. On March 15, 2023, the Company moved for a more definite statement and moved to dismiss or stay the action. On May 9, 2023, Legion voluntarily dismissed the claims against Mr. Paul Marciano without prejudice. On April 3, 2024, based on the settlement of the derivative suit with ERSRI, as described above, the Court dismissed the Legion action with prejudice.
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
Redeemable Noncontrolling Interests
The Company is party to a put arrangement with respect to the common securities that represent the remaining noncontrolling interest for its majority-owned subsidiary, Guess Brasil Comércio e Distribuição S.A. (“Guess Brazil”). The put arrangement for Guess Brazil, representing 40% of the total outstanding equity interest of that subsidiary, may be exercised at the discretion of the noncontrolling interest holder by providing written notice to the Company every third anniversary beginning in March 2019, subject to certain time restrictions. The redemption value of the Guess Brazil put arrangement is based on a multiple of Guess Brazil’s earnings before interest, taxes, depreciation and amortization subject to certain adjustments and is classified as a redeemable noncontrolling interest outside of permanent equity in the Company’s condensed consolidated balance sheet. As of November 2, 2024 and February 3, 2024, the carrying value of the redeemable noncontrolling interest related to Guess Brazil was $0.4 million and $0.5 million, respectively.
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
In November 2022, the Minority Holder exercised the Put Option, triggering a contractual obligation for the Company to purchase the Minority Holder’s 30% interest in Guess CIS. Following a comprehensive review of the various economic sanctions imposed by the United States and European governments with respect to Russia, and obtaining guidance from the U.S. Department of the Treasury’s Office of Foreign Assets Control, the Company determined that its acquisition of the Minority Holder’s 30% interest in Guess CIS pursuant to the Company’s pre-sanctions contractual obligation to fulfill the Minority Holder’s exercise of the Put Option was not prohibited by current economic sanctions, including the U.S. ban on new investment in Russia. As such, following the exercise of the Put Option by the Minority Holder, the Company and the Minority Holder

entered into an agreement to proceed with the Company’s acquisition of the Minority Holder’s 30% interest in Guess CIS for a purchase price of €8.0 million, subject to the formal approval of the acquisition by the relevant Russian government commission and certain other customary conditions. This formal approval was received, and the purchase was completed in May 2023. As a result of this transaction, there was no redeemable noncontrolling interest related to Guess CIS as of November 2, 2024 and February 3, 2024.
A reconciliation of the total carrying amount of redeemable noncontrolling interests is (in thousands):

	Nine Months Ended
	Nov 2, 2024	Oct 28, 2023
Beginning balance	$522	$9,154
Foreign currency translation adjustment	(158)	(60)
Purchase of redeemable noncontrolling interest	—	(8,581)
Ending balance	$364	$513
(15)    Defined Benefit Plans
Supplemental Executive Retirement Plan
The Company’s Supplemental Executive Retirement Plan (“SERP”) provides select employees who satisfy certain eligibility requirements with certain benefits upon retirement, termination of employment, death, disability or a change in control of the Company, in certain prescribed circumstances. As a non-qualified pension plan, no dedicated funding of the SERP is required; however, the Company has made periodic payments into insurance policies held in a rabbi trust to fund the expected obligations arising under the non-qualified SERP. The cash surrender values of the insurance policies were $63.8 million and $63.4 million as of November 2, 2024 and February 3, 2024, respectively, and were included in other assets in the Company’s condensed consolidated balance sheets. As a result of changes in the value of the insurance policy investments, the Company recorded an unrealized loss of $0.3 million and an unrealized gain of $1.9 million in other income (expense) during the three and nine months ended November 2, 2024, respectively, and unrealized losses of $4.2 million and $4.1 million in other income (expense) during the three and nine months ended October 28, 2023, respectively. The projected benefit obligation was $37.6 million and $37.7 million as of November 2, 2024 and February 3, 2024, respectively, and was included in accrued expenses and other current liabilities and other long-term liabilities in the Company’s condensed consolidated balance sheets depending on the expected timing of payments. SERP benefit payments of $0.5 million were made during each of the three months ended November 2, 2024 and October 28, 2023. SERP benefit payments of $1.4 million were made during each of the nine months ended November 2, 2024 and October 28, 2023.
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
As of November 2, 2024 and February 3, 2024, the foreign pension plans had a total projected benefit obligation of $59.9 million and $56.3 million, respectively, and plan assets held in independent investment fiduciaries of $52.5 million and $49.4 million, respectively. The net liability of $7.4 million and $6.8 million was included in other long-term liabilities in the Company’s condensed consolidated balance sheets as of November 2, 2024 and February 3, 2024, respectively.

The components of net periodic defined benefit pension cost related to the Company’s defined benefit plans are (in thousands):

	SERP	Foreign Pension Plans	Total
	Three Months Ended Nov 2, 2024
Service cost	$—	$1,100	$1,100
Interest cost	441	250	691
Expected return on plan assets	—	(223)	(223)
Net amortization of unrecognized prior service credit	—	(42)	(42)
Net amortization of actuarial (gains) losses	(43)	41	(2)
Net periodic defined benefit pension cost	$398	$1,126	$1,524

	Nine Months Ended Nov 2, 2024
Service cost	$—	$3,212	$3,212
Interest cost	1,324	731	2,055
Expected return on plan assets	—	(652)	(652)
Net amortization of unrecognized prior service credit	—	(122)	(122)
Net amortization of actuarial (gains) losses	(130)	121	(9)
Net periodic defined benefit pension cost	$1,194	$3,290	$4,484

	Three Months Ended Oct 28, 2023
Service cost	$—	$932	$932
Interest cost	465	228	693
Expected return on plan assets	—	(202)	(202)
Net amortization of unrecognized prior service credit	—	(40)	(40)
Net amortization of actuarial losses	—	64	64
Net periodic defined benefit pension cost	$465	$982	$1,447

	Nine Months Ended Oct 28, 2023
Service cost	$—	$2,780	$2,780
Interest cost	1,396	681	2,077
Expected return on plan assets	—	(603)	(603)
Net amortization of unrecognized prior service credit	—	(119)	(119)
Net amortization of actuarial losses	—	191	191
Net periodic defined benefit pension cost	$1,396	$2,930	$4,326

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
The following presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements				Fair Value Measurements
	at Nov 2, 2024				at Feb 3, 2024
Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Foreign exchange currency contracts	$—	$2,796	$—	$2,796	$—	$2,278	$—	$2,278
2028 Bond Hedge	—	—	35,493	35,493	—	—	85,918	85,918
Interest rate swap	—	—	—	—	—	797	—	797
Total	$—	$2,796	$35,493	$38,289	$—	$3,075	$85,918	$88,993
Liabilities:
Foreign exchange currency contracts	$—	$169	$—	$169	$—	$1,702	$—	$1,702
Embedded derivative	—	—	7,760	7,760	—	—	16,390	16,390
Deferred compensation obligations	—	19,696	—	19,696	—	17,164	—	17,164
Total	$—	$19,865	$7,760	$27,625	$—	$18,866	$16,390	$35,256
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

Valuation Assumptions	Nov 2, 2024	Feb 3, 2024
Expected volatility	30%	30%
Risk-free interest rate	4.2%	4.1%
Credit spread	2.6%	4.3%
Dividend yield	7.1%	5.2%
Term to maturity	3.5 years	4.2 years
Stock price	$16.97	$22.86
As of November 2, 2024, if the expected volatility were increased to 40%, keeping all other inputs constant, the fair value of the embedded derivative would increase from $7.8 million to $11.7 million and the fair value of the 2028 Bond Hedge would increase from $35.5 million to $53.6 million. If the expected volatility were decreased to 20%, the fair value of the embedded derivative would decrease from $7.8 million to $3.9 million and the fair value of the 2028 Bond Hedge would decrease from $35.5 million to $17.8 million. If the credit spread increased from 2.6% to 3.6%, keeping all other inputs constant, the fair value of the embedded derivative would increase from $7.8 million to $8.2 million and the fair value of the 2028 Bond Hedge would increase from $35.5 million to $37.3 million. If the credit spread decreased from 2.6% to 1.6%, the fair value of the embedded derivative would decrease from $7.8 million to $7.4 million and the fair value of the 2028 Bond Hedge would decrease from $35.5 million to $33.8 million.
The following presents a reconciliation of the Company’s financial assets and liabilities measured at fair value as of November 2, 2024, using significant unobservable inputs (Level 3), and the change in fair value recorded in other income (expense), net in the consolidated statements of income (loss) (in thousands):

	Embedded Derivative	2028 Bond Hedge
Balance as of February 3, 2024	$(16,390)	$85,918
Initial bifurcation of embedded derivative	(6,538)	—
Purchase of Additional 2028 Bond Hedge	—	6,538
Gain (loss) on fair value remeasurement	15,168	(56,963)
Balance as of November 2, 2024	$(7,760)	$35,493
The Company included €8.0 million ($8.6 million) and €7.1 million ($7.7 million) in other assets in the Company’s condensed consolidated balance sheets related to its investment in certain private equity funds as of November 2, 2024 and February 3, 2024, respectively. The Company uses net asset value per share as a practical expedient to measure the fair value of this investment and has not included this investment in the fair value hierarchy as disclosed above. As of November 2, 2024, the Company had an unfunded commitment to invest an additional €3.7 million ($4.0 million) in the private equity funds.
The fair values of the Company’s debt instruments (see Note 10) are based on the amount of future cash flows associated with each instrument discounted using the Company’s incremental borrowing rate. As of November 2, 2024 and February 3, 2024, the carrying value was not materially different from fair value, as the interest rates on the Company’s debt approximated rates currently available to the Company. The fair value of the Company’s Notes (see Note 11) is determined based on inputs that are observable in the market and have been classified as Level 2 in the fair value hierarchy.
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
An asset is considered to be impaired if the Company determines that the carrying value may not be recoverable based upon its assessment of the asset’s ability to continue to generate earnings from operations and positive cash flow in future periods or if significant changes in the Company’s strategic business objectives and utilization of the assets occur. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows adjusted for lease payments, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the estimated fair value. The Company uses estimates of market participant rents to calculate fair value of ROU assets and discounted future cash flows of the asset group to quantify fair value for other long-lived assets. These nonrecurring fair value measurements are considered Level 3 inputs as defined above.

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
As discussed further in Note 1, macroeconomic conditions, including declines in consumer spending, inflation, higher interest rates, foreign exchange rate fluctuations and the impact of the ongoing wars in Ukraine and Gaza continued to negatively impact the Company’s financial results during the three and nine months ended November 2, 2024 and October 28, 2023, and could continue to impact the Company’s operations in ways the Company is not able to predict today. The Company has made reasonable assumptions and judgments to determine the fair value of the assets tested based on the facts and circumstances that were available as of the reporting date. If actual results are not consistent with the assumptions and judgments used in estimating future cash flows and asset fair values, there may be additional exposure to future impairment losses that could be material to the Company’s results of operations.
The Company recorded asset impairment charges of $1.1 million and $4.5 million during the three and nine months ended November 2, 2024, respectively. The Company recorded asset impairment charges of $1.7 million and $6.3 million during the three and nine months ended October 28, 2023, respectively. The Company recognized $0.8 million and $3.7 million in impairment of property and equipment during the three and nine months ended November 2, 2024, respectively, related to certain retail locations primarily in the Americas and Europe driven by under-performance and expected store closures. The Company recognized $1.6 million and $6.0 million in impairment of property and equipment related to certain retail locations primarily in the Americas and Europe during the three and nine months ended October 28, 2023, respectively. The Company recognized $0.3 million and $0.8 million impairment charges on ROU assets during the three and nine months ended November 2, 2024, respectively, and immaterial impairment charges on ROU assets during each of the three and nine months ended October 28, 2023.
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
During the three months ended November 2, 2024, the Company assessed qualitative factors and determined that it is not more likely than not that the fair values of its reporting units are less than their carrying amounts.
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
Interest Rate Swap Agreements
The Company is exposed to interest rate risk on its floating-rate debt. From time to time, the Company may enter into interest rate swap agreements to effectively convert its floating-rate debt to a fixed-rate basis. The principal objective is to eliminate or reduce the variability of the cash flows in interest payments associated with the Company’s floating-rate debt, thus reducing the impact of interest rate changes on future interest payment cash flows. In connection with the sale of the U.S. distribution center, the Company settled its interest rate swap agreement, recognizing a gain of $0.8 million. As of November 2, 2024, there was no related net unrealized loss, net of tax, in AOCL.
Summary of Derivative Instruments
The fair value of derivative instruments in the condensed consolidated balance sheets is (in thousands):

	Fair Value at Nov 2, 2024	Fair Value at Feb 3, 2024	Derivative Balance Sheet Location
ASSETS:
Derivatives designated as hedging instruments:
Cash flow hedges:
Foreign exchange currency contracts	$2,063	$1,590	Other current assets/Other assets
Interest rate swap	—	797	Other assets
Total derivatives designated as hedging instruments	2,063	2,387
Derivatives not designated as hedging instruments:
Foreign exchange currency contracts	733	688	Other current assets
2028 Bond Hedge	35,493	85,918	Other assets
Total derivatives not designated as hedging instruments	36,226	86,606
Total	$38,289	$88,993
LIABILITIES:
Derivatives designated as hedging instruments:
Cash flow hedges:
Foreign exchange currency contracts	$84	$763	Accrued expenses and other current liabilities
Total derivatives designated as hedging instruments	84	763
Derivatives not designated as hedging instruments:
Foreign exchange currency contracts	85	939	Accrued expenses and other current liabilities
Embedded derivative	7,760	16,390	Convertible senior notes due 2028, net
Total derivatives not designated as hedging instruments	7,845	17,329
Total	$7,929	$18,092
Derivatives Designated as Hedging Instruments
Foreign Exchange Currency Contracts Designated as Cash Flow Hedges
During the nine months ended November 2, 2024, the Company purchased U.S. dollar forward contracts in Europe totaling $245.0 million that were designated as cash flow hedges. As of November 2, 2024, the

Company had forward contracts outstanding for its European operations of $156.0 million to hedge forecasted merchandise purchases, which are expected to mature over the next 14 months.
As of November 2, 2024, AOCL related to foreign exchange currency contracts included a $1.8 million net unrealized gain, net of tax, of which $1.6 million will be recognized in cost of product sales over the following 12 months, at the then current values on a pre-tax basis, which can be different than the current quarter-end values.
As of February 3, 2024, the Company had forward contracts outstanding for its European operations of $104.0 million that were designated as cash flow hedges.
The following summarizes the gains (losses) before income taxes recognized on derivative instruments designated as cash flow hedges in other comprehensive income (loss) (“OCL”) and net earnings (loss) (in thousands):

	Gain (Loss) Recognized in OCL		Location of Gain (Loss) Reclassified from AOCL into Earnings (Loss)	Gain (Loss) Reclassified from AOCL into Earnings (Loss)
	Nov 2, 2024	Oct 28, 2023		Nov 2, 2024	Oct 28, 2023
	Three Months Ended
Derivatives designated as cash flow hedges:
Foreign exchange currency contracts	$1,898	$6,443	Cost of product sales	$418	$(130)
Interest rate swap	$—	$176	Interest expense	$—	$158

	Nine Months Ended
Derivatives designated as cash flow hedges:
Foreign exchange currency contracts	$1,647	$7,838	Cost of product sales	$(1,683)	$6,074
Interest rate swap	$(604)	$529	Interest expense	$212	$434
The following summarizes net after income tax derivative activity recorded in AOCL (in thousands):

	Three Months Ended		Nine Months Ended
	Nov 2, 2024	Oct 28, 2023	Nov 2, 2024	Oct 28, 2023
Beginning balance gain (loss)	$476	$(5,805)	$(544)	$(1,584)
Net gain from changes in cash flow hedges	1,688	5,870	1,001	7,383
Net (gain) loss reclassified into earnings (loss)	(372)	(6)	1,335	(5,740)
Ending balance gain	$1,792	$59	$1,792	$59
Foreign Exchange Currency Contracts Not Designated as Hedging Instruments
As of November 2, 2024, the Company had euro foreign exchange currency contracts to purchase $78.0 million expected to mature over the next 10 months. As of February 3, 2024, the Company had euro foreign exchange currency contracts to purchase $52.0 million.

The following summarizes the gains (losses) before income taxes recognized on derivative instruments not designated as hedging instruments in other income (expense) (in thousands):

	Location of Gains (Losses) Recognized in Earnings (Loss)	Gains (Losses) Recognized in Earnings (Loss)
		Three Months Ended		Nine Months Ended
		Nov 2, 2024	Oct 28, 2023	Nov 2, 2024	Oct 28, 2023
Foreign exchange currency contracts	Other expense, net	$468	$3,870	$50	$3,410
2028 Bond Hedge	Other expense, net	$(50,953)	$—	$(56,963)	$—
Embedded derivatives	Other expense, net	$11,140	$—	$15,168	$—
(18)    Subsequent Events
Dividends
On November 26, 2024, the Company announced a regular quarterly cash dividend of $0.30 per share on the Company’s common stock. The cash dividend will be paid on December 27, 2024 to shareholders of record as of the close of business on December 11, 2024. As a result of this dividend declaration and in accordance with the terms of the 2028 Indenture, the Company will adjust the conversion rate (which is expected to increase) and the conversion price (which is expected to decrease) of the 2028 Notes, effective as of December 11, 2024. A downward adjustment is also expected to be made to the strike prices of the 2028 Bond Hedge and 2028 Warrants, each of which will be decreased in accordance with the terms of the 2028 Bond Hedge confirmations and 2028 Warrants confirmations.

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
All statements other than statements of historical or current fact are forward-looking statements. These statements include those relating to expectations, analyses and other information based on current plans, forecasts of future results and estimates of amounts not yet determinable. These statements also relate to our expectations, goals, future prospects, and current business strategies and strategic initiatives; statements concerning expectations for our recently-acquired rag & bone business; statements concerning the impacts of macroeconomic conditions; statements concerning the ongoing wars in Ukraine and Gaza; expectations relating to our convertible senior notes and hedges; statements concerning our future capital expenditures and financial conditions; and statements expressing optimism or pessimism about future operating results and growth opportunities. These forward-looking statements are frequently indicated by terms such as “expect,” “could,” “will,” “should,” “goal,” “strategy,” “believe,” “estimate,” “continue,” “outlook,” “plan,” “create,” “see,” and similar terms, are only expectations, and involve known and unknown risks and uncertainties, which may cause actual results in future periods to differ materially from what is currently anticipated. Factors which may cause actual results in future periods to differ materially from current expectations include, among others: our ability to maintain our brand image and reputation; changes in consumer confidence or discretionary consumer spending; sanctions and export controls targeting Russia and other impacts related to the war in Ukraine; impacts related to the Israel-Hamas war; impacts related to public health crises; risks relating to our indebtedness; changes to estimates related to impairments, inventory and other reserves; changes in the competitive marketplace and in our commercial relationships; our ability to anticipate and adapt to changing consumer preferences and trends; our ability to manage our inventory commensurate with customer demand; the high concentration of our Americas Wholesale business; risks related to the costs and timely delivery of merchandise to our distribution facilities, stores and wholesale customers, including risks related to the current Red Sea supply chain crisis; unexpected or unseasonable weather conditions, catastrophic events or natural disasters; our ability to effectively operate our various retail concepts; our ability to successfully and/or timely implement our growth strategies and other strategic initiatives; our ability to complete or integrate acquisitions or alliances; uncertainties regarding our ability to realize operational efficiencies and other anticipated synergies, expansion plans and other benefits from the rag & bone acquisition in the timeframe expected or at all; our ability to successfully enhance our global omni-channel capabilities; our ability to expand internationally and operate in regions where we have less experience; risks relating to our convertible senior notes, including our ability to settle the liabilities in cash and risks related to the impact of stock price volatility on our fair value remeasurement of derivatives related to our 2028 Notes and the related convertible note hedge; disruptions at our distribution facilities, including potential challenges related to the conversion of our self-operated U.S. distribution center to a third-party provider; our ability to attract and retain management and other key personnel; obligations or changes in estimates arising from new or existing litigation, income tax and other regulatory proceedings; errors in our assumptions, estimates and judgments related to tax matters; potential changes in U.S. or foreign policies and regulations; potential changes in U.S. or foreign income tax or tariff policies, including changes to tariffs on imports into the U.S.; accounting adjustments to our unaudited financial statements; future non-cash asset impairments, including goodwill, right-of-use lease assets and/or other store asset impairments; violations of, or changes to, domestic or international laws and regulations; risks associated with the acts or omissions of our licensees and third party vendors, including a failure to comply with our vendor code of conduct or other policies; risks associated with cybersecurity incidents and other cybersecurity risks; risks associated with our ability to properly collect, use, manage and secure consumer and employee data; risks associated with our vendors’ ability to maintain the strength and security of information systems; changes in economic, political, social and other conditions affecting our foreign operations and sourcing, including the impact of currency fluctuations, global income tax rates and economic and market conditions in the various countries in which we operate; impacts of inflation and further inflationary pressures; fluctuations in quarterly performance; slowing in-person customer traffic; increases in labor costs; increases in wages; risks relating to activist investor activity; and the significant voting power of our founders. In addition to these factors, the economic, technological, managerial and other risks identified in “Part I, Item 1A. Risk Factors” of our most recent Annual Report on Form 10-K and our other filings with the Securities and Exchange Commission (“SEC”), including but not limited to the risk factors discussed therein, could cause actual results to differ materially from current expectations. You are cautioned not to place undue reliance on the forward-looking statements included in this report, which speak only as of the date hereof. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.
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
During the first nine months of fiscal 2025, the average U.S. dollar rate was stronger against the Turkish lira, Canadian dollar, Chinese yuan, Russian rouble, Japanese yen, Korean won and Mexican peso and weaker against the euro, British pound and Polish zloty. Overall, this had an unfavorable impact on the translation of our international revenues and earnings from operations for the nine months ended November 2, 2024 compared to the same prior-year period.
For the remainder of fiscal 2025, if the U.S. dollar strengthens relative to the respective fiscal 2024 foreign exchange rates, foreign exchange could negatively impact our revenues and operating results, as well as our international cash and other balance sheet items, particularly in Canada, Europe (primarily the euro, Turkish lira, British pound and Russian rouble) and Mexico. Alternatively, if the U.S. dollar weakens relative to the respective fiscal 2024 foreign exchange rates, our revenues and operating results, as well as our other cash balance sheet items, could be positively impacted by foreign currency fluctuations during the remainder of fiscal 2025, particularly in these regions. At roughly prevailing exchange rates, we expect currencies to continue to be a headwind on revenues and earnings from operations for the remainder of fiscal 2025.
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
Our operations in Russia, Belarus and Ukraine represented slightly less than 4% of our total revenue for the nine months ended November 2, 2024 and slightly more than 4% for the nine months ended October 28, 2023, with our operations in Russia comprising over 90% of this total revenue. As of November 2, 2024, our total assets in Russia, all of which are held by Guess CIS, represented less than 2% of our total assets, consisting primarily of leasehold right of use assets, store inventory, furnishings and fixtures and receivables. We only maintain inventory in Russia in an amount sufficient for operating our Russian retail stores. We do not maintain inventory or hold any other significant assets in Belarus or Ukraine. We do not rely, directly or indirectly, on goods sourced in Russia, Belarus or Ukraine. Other than such labor and services necessary to conduct our direct operations in Russia in the ordinary course of business, we do not rely, directly or indirectly, on services sourced in Russia, Belarus or Ukraine.
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
Impact of Sanctions and Trade Restrictions
Our Russian operations are subject to various sanctions and export control measures targeting Russia, Belarus, and the Russian-controlled regions of Ukraine (Crimea, Donetsk, Kherson, Luhansk and Zaporizhzhia). These measures may include: (i) blocking sanctions prohibiting dealings with various Russian senior government officials, and companies in various sectors important to the Russian economy, including major Russian financial institutions; (ii) expanded sectoral sanctions related to designated Russian entities’ ability to raise capital; (iii) the disconnection of certain Russian and Belarusian banks from the Society for Worldwide Interbank Financial Telecommunication (“SWIFT”) financial messaging network; (iv) a ban on new investment in Russia; (v) a ban on the provision of certain services in Russia in the areas of accounting, trust formation, management consulting, quantum computing, architecture, engineering and in relation to the maritime transport of Russian-origin crude oil and petroleum products; (vi) bans on the import into the United States of certain Russian origin products, including various energy products; (vii) bans or certain other restrictions on the conduct of business or investment activity in the Russian-controlled Crimea, Donetsk, Kherson, Luhansk and Zaporizhzhia regions of Ukraine; and (viii) restrictions on the export of various products to Russia and Belarus, including certain dual-use industrial and commercial products, and luxury goods. Additionally, certain logistics operators have imposed bans on direct air deliveries to Russia and restrictions on land deliveries to and from Russia, Belarus and Ukraine, none of which have had a material impact on our operations to date. We assessed the applicability of these sanctions and trade restrictions based on internal assessments of relevant regulations and concluded our existing operations in Russia and Belarus have not been materially affected by these sanctions and trade restrictions, although we are limited from further expansion of our business in Russia. All of our deliveries (both wholesale and retail) undergo sanctions screening, including screening for maximum product value of $300 and €300 per item and prevention of shipments to sanctioned final recipients.
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
In March 2024, we issued $12.1 million principal amount of additional 3.75% convertible senior notes due 2028 (the “March Additional 2028 Notes”, together with the “January Additional 2028 Notes”, the “Additional 2028 Notes”; collectively with the “Initial 2028 Notes”, the “2028 Notes”) in a privately negotiated exchange and subscription agreement with a holder of our 2024 Notes (together with the “2028 Notes”, the “Notes”). As part of this March 2024 transaction, we exchanged approximately $14.6 million of our 2024 Notes for approximately $12.1 million of the March Additional 2028 Notes. In addition, we concurrently repurchased $10.3 million of our common stock through broker-assisted market transactions, pursuant to our 2024 Share Repurchase Program (as defined below). Immediately following the closing of this transaction, approximately $33.5 million of the 2024 Notes remained outstanding, which were settled upon maturity during April 2024. We also repurchased shares of our common stock in open market transactions totaling $50.5 million, including excise tax, during the nine months ended November 2, 2024, all of which occurred during the six months ended August 3, 2024.
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
Store sales are considered comparable after the store has been open for 13 full fiscal months of direct operations. If a store remodel results in a square footage change of more than 15%, or involves a relocation or a change in store concept, the store sales are removed from the comparable store base until the store has been opened at its new size, in its new location or under its new concept for 13 full fiscal months. Stores that are permanently closed or temporarily closed (including as a result of pandemic-related closures) for more than seven days in any fiscal month are excluded from the calculation in the fiscal month that they are closed. E-commerce sales are considered comparable after the online site has been operational in a country for 13 full fiscal months and exclude any related revenue from shipping fees. These criteria are consistent with the metric used by management for internal reporting and analysis to measure performance of the store or online sites.

Definitions and calculations of retail comparable sales used by us may differ from similarly titled measures reported by other companies.
Other
We operate on a 52/53-week fiscal year calendar which ends on the Saturday nearest to January 31 of each year. The nine months ended November 2, 2024 had the same number of days as the nine months ended October 28, 2023. All references herein to “fiscal 2025”, “fiscal 2024” and “fiscal 2023” represent the results of the 52-week fiscal year ending February 1, 2025, the 53-week fiscal year ended February 3, 2024 and the 52-week fiscal year ended January 28, 2023, respectively.
Executive Summary
Overview
Net loss attributable to Guess?, Inc. was $23.4 million, or diluted net loss per share of $0.47, for the quarter ended November 2, 2024, compared to net earnings of $55.7 million, or diluted net earnings per share (“EPS”) of $0.82, for the quarter ended October 28, 2023.
During the quarter ended November 2, 2024, we recognized a net loss of $39.8 million on the fair value remeasurement of derivatives; $1.1 million in asset impairment charges; $0.8 million of amortization of debt discount related to our 2028 Notes; $0.3 million for certain discrete income tax adjustments; $0.7 million in net gains on lease modifications; and $0.1 million for certain professional service and legal fees and related (credits) costs (or a combined $41.1 million, or $0.81 per share, negative impact after considering the related income tax benefit of $0.3 million). Excluding the impact of these items, adjusted net earnings attributable to Guess?, Inc. was $17.7 million and adjusted diluted EPS was $0.34 per common share for the quarter ended November 2, 2024.
During the quarter ended October 28, 2023, we recognized $1.7 million in asset impairment charges; $0.5 million in net losses on lease modifications; $0.8 million for certain professional services and legal fees and related (credits) costs; $0.2 million of amortization of debt discount related to our Notes; and $31.2 million for certain discrete income tax adjustments (or a combined $28.7 million, or $0.33 per share, positive impact after considering the related income tax benefit of $0.8 million). Excluding the impact of these items, adjusted net earnings attributable to Guess?, Inc. was $27.0 million and adjusted diluted EPS was $0.49 per common share for the quarter ended October 28, 2023. References to financial results excluding the impact of these items are non-GAAP measures and are addressed below under “Non-GAAP Measures.”
Highlights of our performance for the quarter ended November 2, 2024 compared to the same prior-year quarter are presented below, followed by a more comprehensive discussion under “Results of Operations” (References to constant currency results are non-GAAP measures and are addressed under “Non-GAAP Measures”):
Operations
•Total net revenue increased 13.4% to $738.5 million for the quarter ended November 2, 2024, compared to $651.2 million in the same prior-year quarter. In constant currency, net revenue increased by 13.7%.
•Gross margin (gross profit as a percentage of total net revenue) decreased 110 basis points to 43.6% for the quarter ended November 2, 2024, compared to 44.7% in the same prior-year quarter.
•Selling, general and administrative (“SG&A”) expenses as a percentage of total net revenue (“SG&A rate”) increased 180 basis points to 37.8% for the quarter ended November 2, 2024, compared to 36.0% in the same prior-year quarter. SG&A expenses increased 19.3% to $279.4 million for the quarter ended November 2, 2024, compared to $234.1 million in the same prior-year quarter.
•During the quarter ended November 2, 2024, we recognized $1.1 million of asset impairment charges, compared to $1.7 million in the same prior-year quarter.
•During the quarter ended November 2, 2024, we recognized $0.7 million net gains on lease modifications, compared to losses of $0.5 million in the same prior-year quarter.

•Operating margin decreased 270 basis points to 5.7% for the quarter ended November 2, 2024, compared to 8.4% in the same prior-year quarter. The decrease in operating margin was driven primarily by higher expenses and the unfavorable impact of channel mix. Earnings from operations decreased 22.8% to $42.3 million for the quarter ended November 2, 2024, compared to $54.8 million in the same prior-year quarter.
•Other expense, net, totaled $45.8 million for the quarter ended November 2, 2024, compared to $11.0 million in the same prior-year quarter.
•The effective income tax rate was an expense of 128.9% for the quarter ended November 2, 2024, compared to a benefit of 44.5% in the same prior-year quarter. The change in the effective income tax rate was primarily due to a net $39.8 million unrealized loss on the fair value remeasurement of derivatives related to our 2028 Notes and the related convertible note hedge recorded in the current period which was disregarded for income tax purposes, compared to a discrete income tax benefit recognized during the third quarter of fiscal 2024 as a result of the consolidation of certain business functions into Switzerland.
Key Balance Sheet Accounts
•We had $140.9 million in cash and cash equivalents and $1.4 million in restricted cash as of November 2, 2024 compared to $244.1 million in cash and cash equivalents at October 28, 2023.
◦As of November 2, 2024, we had $5.0 million in outstanding borrowings under our term loans and $262.5 million in outstanding borrowings under our credit facilities compared to $13.9 million in outstanding borrowings under our term loans and $121.8 million in outstanding borrowings under our credit facilities as of October 28, 2023.
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
◦During the nine months ended November 2, 2024 we repurchased approximately 2.6 million shares of our common stock for $60.8 million. During the nine months ended October 28, 2023, we repurchased approximately 2.2 million shares of our common stock for $42.8 million.
•Inventory increased by $113.4 million, or 20.2%, to $675.8 million as of November 2, 2024, from $562.4 million at October 28, 2023. On a constant currency basis, inventory increased by $112.4 million, or 20.0%, when compared to October 28, 2023. The increase was mainly driven by our rag & bone acquisition as well as higher in-transit inventory as we have accelerated inventory receipts to mitigate the impact of the Red Sea crisis.
•Accounts receivable consists of trade receivables relating primarily to our wholesale business in Europe and, to a lesser extent, to our wholesale businesses in the Americas and Asia, royalty receivables relating to our licensing operations, credit card and retail concession receivables related to our retail businesses and certain other receivables. Accounts receivable increased by $42.6 million, or 12.5%, to $383.4 million as of November 2, 2024 compared to $340.8 million at October 28, 2023. On a constant currency basis, accounts receivable increased by $43.1 million, or 12.6%, when compared to October 28, 2023. The increase was driven by our rag & bone acquisition.
Global Store Count
During the quarter ended November 2, 2024, together with our partners, we opened 25 new stores worldwide, consisting of 10 stores in Europe and the Middle East, nine stores in Asia and the Pacific and six stores in the Americas. Together with our partners, we closed 18 stores worldwide, consisting of 10 stores in Asia and the Pacific, seven stores in Europe and the Middle East and one store in the Americas.

As of November 2, 2024, we had stores and concessions worldwide comprised as follows:

	Stores			Concessions
Region	Total	Directly-Operated	Partner Operated	Total	Directly-Operated	Partner Operated
United States	268	268	—	—	—	—
Canada	54	54	—	—	—	—
Central and South America	101	89	12	29	29	—
Total Americas	423	411	12	29	29	—
Europe and the Middle East	783	556	227	64	64	—
Asia and the Pacific	392	90	302	222	135	87
Total	1,598	1,057	541	315	228	87
Of our total stores, 1,285 were GUESS? stores, 187 were GUESS? Accessories stores, 64 were G by GUESS (GbG) stores, 38 were rag & bone stores and 24 were MARCIANO stores.
Results of Operations
Three Months Ended November 2, 2024 and October 28, 2023
Consolidated Results
The following presents our condensed consolidated statements of income (loss) (in thousands, except per share data):

	Three Months Ended
	Nov 2, 2024		Oct 28, 2023		$ change	% change
Net revenue	$738,518	100.0%	$651,170	100.0%	$87,348	13.4%
Cost of product sales	416,641	56.4%	360,000	55.3%	56,641	15.7%
Gross profit	321,877	43.6%	291,170	44.7%	30,707	10.5%

SG&A	279,389	37.8%	234,123	36.0%	45,266	19.3%
Asset impairment charges	1,091	0.1%	1,737	0.3%	(646)	(37.2%)
Net (gains) losses on lease modifications	(718)	(0.0%)	537	0.0%	(1,255)	(233.7%)
Gain on equity method investment	(161)	(0.0%)	—	—%	(161)
Earnings from operations	42,276	5.7%	54,773	8.4%	(12,497)	(22.8%)
Interest expense, net	(5,518)	(0.7%)	(2,742)	(0.4%)	(2,776)	101.2%
Other expense, net	(45,826)	(6.2%)	(11,004)	(1.7%)	(34,822)	316.4%
Earnings (loss) before income tax expense (benefit)	(9,068)	(1.2%)	41,027	6.3%	(50,095)	(122.1%)
Income tax expense (benefit)	11,687	1.6%	(18,277)	(2.8%)	29,964	(163.9%)
Net earnings (loss)	(20,755)	(2.8%)	59,304	9.1%	(80,059)	(135.0%)
Net earnings attributable to noncontrolling interests	2,640	0.4%	3,603	0.5%	(963)	(26.7%)
Net earnings (loss) attributable to Guess?, Inc.	$(23,395)	(3.2%)	$55,701	8.6%	(79,096)	(142.0%)

Net earnings (loss) per common share attributable to common stockholders:
Basic	$(0.46)		$1.04		$(1.50)
Diluted	$(0.47)		$0.82		$(1.29)

Effective income tax rate	(128.9%)		(44.5%)

Net Revenue. Net revenue increased by $87 million, or 13%, for the quarter ended November 2, 2024 compared to the same prior-year quarter. Currency translation fluctuations relating to our non-U.S. operations unfavorably impacted net revenue by $2 million compared to the same prior-year quarter. In constant currency, net revenue increased by 14%. The increase in constant currency was mainly driven by $74 million due to the impact of the rag & bone acquisition, $21 million due to higher wholesale shipments and $6 million from net new store openings, partially offset by $20 million due to negative comparable store sales.
Gross Margin. Gross margin decreased by 1.1% for the quarter ended November 2, 2024 compared to the same prior-year quarter, driven by 90 basis points from unfavorable channel mix, 40 basis points from the impact of newly acquired businesses and 30 basis points each from lower product margin and higher store occupancy costs, partially offset by 50 basis points due to lower markdowns.
Gross Profit. Gross profit increased $31 million for the quarter ended November 2, 2024 compared to the same prior-year quarter. The increase in gross profit was driven by $31 million from the impact of newly acquired businesses, including rag & bone, and $3 million from lower markdowns.
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
SG&A Rate. Our SG&A rate increased 1.8% for the quarter ended November 2, 2024 from the same prior-year quarter. The unfavorable change in SG&A rate was mainly driven by 200 basis points of higher expenses, including higher advertising costs and store labor costs, and 30 basis points of unfavorable currency impact, partially offset by 30 basis points from higher revenues.
SG&A Expenses. SG&A expenses increased $45 million for the quarter ended November 2, 2024 from the same prior-year quarter. The increase in SG&A expenses was mainly driven by $27 million from the impact of newly acquired businesses and $15 million from higher expenses, including higher advertising costs and store labor costs.
Asset Impairment Charges. During the quarters ended November 2, 2024 and October 28, 2023, we recognized $1 million and $2 million, respectively, of asset impairment charges related primarily to impairment of property and equipment related to certain retail locations resulting from under-performance and expected store closures.
Net (Gains) Losses on Lease Modifications. During the quarters ended November 2, 2024 and October 28, 2023, we recorded net gains of $0.7 million and net losses of $0.5 million on lease modifications, respectively, related primarily to the early termination of lease agreements for certain retail locations.
Operating Margin. Operating margin decreased 2.7% for the quarter ended November 2, 2024 compared to the same prior-year quarter. The decrease in operating margin was driven primarily by 230 basis points due to higher expenses, including higher advertising costs and store labor costs, 60 basis points from the unfavorable impact of channel mix and 40 basis points from the impact of newly acquired businesses, including rag & bone, partially offset by 50 basis points from lower markdowns. Excluding the impacts of asset impairment charges, certain professional service and legal fees and related (credits) costs and net (gains) losses on lease modifications, our operating margin would have decreased 3.1% compared to the same prior-year quarter.
Earnings from Operations.   As a result of the foregoing, earnings from operations decreased by $12 million for the quarter ended November 2, 2024 compared to the same prior-year quarter. Currency fluctuations relating to our foreign operations unfavorably impacted earnings from operations by $1 million, including $3 million of unfavorable translational impact.

Other Expense, Net. Other expense, net, for the quarter ended November 2, 2024 was $46 million compared to $11 million in the same prior-year quarter. The change was primarily due to the fair value remeasurement of derivatives related to our 2028 Notes and the related convertible note hedge resulting in a net unrealized loss of $40 million during the third quarter of fiscal 2025, partially offset by lower net unrealized losses on our SERP-related assets, compared to the same prior-year quarter.
Income Tax Expense (Benefit).  Income tax expense for the quarter ended November 2, 2024 was $12 million, or a negative 128.9% effective income tax rate, compared to a benefit of $18 million, or a negative 44.5% effective income tax rate in the same prior-year quarter. Income tax expense (benefit) for the interim periods is computed using the income tax rate estimated to be applicable for the full fiscal year, adjusted for discrete items, which is subject to ongoing review and evaluation by management. The change in the effective income tax rate was primarily due to a net $40 million unrealized loss on the fair value remeasurement of derivatives related to the 2028 Notes and the related convertible note hedge recorded in the current quarter, which was disregarded for income tax purposes, compared to a discrete income tax benefit recognized during the third quarter of fiscal 2024 as a result of the consolidation of certain business functions into Switzerland.
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
Net Earnings (Loss) Attributable to Guess?, Inc. Net loss attributable to Guess?, Inc. was $23 million for the quarter ended November 2, 2024, compared to net earnings of $56 million in the same prior-year quarter. Diluted net loss per share was $0.47 for the quarter ended November 2, 2024 compared to diluted EPS of $0.82 in the same prior-year quarter. We estimate a negative impact from our share buybacks of $0.02 and a negative impact from currency of $0.03 on diluted net loss per share in the quarter ended November 2, 2024 when compared to the same prior-year quarter.
Refer to “Non-GAAP Measures” for an overview of our non-GAAP, or adjusted, financial results for the quarters ended November 2, 2024 and October 28, 2023. Excluding the impact of these non-GAAP items, adjusted net earnings attributable to Guess?, Inc. decreased $9 million and adjusted diluted EPS decreased $0.15 for the quarter ended November 2, 2024 compared to the same prior-year quarter. We estimate a positive impact from our share buybacks of $0.03 and a negative impact from currency of $0.04 on adjusted diluted EPS in the quarter ended November 2, 2024 when compared to the same prior-year quarter.

Information by Business Segment
The following presents our net revenue and earnings (loss) from operations by segment (in thousands):

	Three Months Ended
	Nov 2, 2024	Oct 28, 2023	$ change	% change
Net revenue:
Europe	$368,429	$344,472	$23,957	7.0%
Americas Retail	172,751	153,872	18,879	12.3%
Americas Wholesale	98,849	55,288	43,561	78.8%
Asia	65,478	64,498	980	1.5%
Licensing	33,011	33,040	(29)	(0.1%)
Total net revenue	$738,518	$651,170	87,348	13.4%
Earnings (loss) from operations:
Europe	$32,476	$35,555	$(3,079)	(8.7%)
Americas Retail	(7,487)	8,086	(15,573)	(192.6%)
Americas Wholesale	25,410	16,106	9,304	57.8%
Asia	(1,281)	636	(1,917)	(301.4%)
Licensing	30,296	30,770	(474)	(1.5%)
Total segment earnings from operations	79,414	91,153	(11,739)	(12.9%)
Corporate overhead	(36,765)	(34,106)	(2,659)	7.8%
Asset impairment charges	(1,091)	(1,737)	646	(37.2%)
Net gains (losses) on lease modifications	718	(537)	1,255	(233.7%)
Total earnings from operations	$42,276	$54,773	(12,497)	(22.8%)

Operating margins:
Europe	8.8%	10.3%
Americas Retail	(4.3%)	5.3%
Americas Wholesale	25.7%	29.1%
Asia	(2.0%)	1.0%
Licensing	91.8%	93.1%
Total Company	5.7%	8.4%
Europe
Net revenue from our Europe segment increased by $24 million, or 7%, for the quarter ended November 2, 2024 from the same prior-year quarter. Currency translation fluctuations favorably impacted net revenue by $3 million. In constant currency, net revenue increased by 6%. The increase in net revenue in constant currency was driven mainly by $8 million due to higher wholesale revenue, $5 million due to newly acquired businesses and $3 million each from net new store openings and positive comparable store sales. Retail comparable sales (including e-commerce) increased 8% in U.S. dollars and 7% in constant currency compared to the same prior-year quarter. The inclusion of our e-commerce sales had a positive impact on the retail comparable sales percentage of 2% in both U.S. dollars and constant currency. Our retail sales in Turkey, a relatively small market, had an outsized impact on our retail comparable sales (including e-commerce) for the quarter ended November 2, 2024, contributing a minimal impact in U.S. dollars and positive impact of 2% in constant currency, largely due to the current hyper-inflationary environment in Turkey. As of November 2, 2024, we directly operated 556 stores in Europe compared to 545 stores at October 28, 2023, excluding concessions, which represents a 2% increase from the same prior-year quarter.
Operating margin decreased 1.5% for the quarter ended November 2, 2024 compared to the same prior-year quarter. The decrease in operating margin was driven primarily by 270 basis points of higher expenses, including advertising expenses and store labor costs, and 40 basis points from the impact of the rag & bone acquisition, partially offset by 100 basis points from lower markdowns and a 60 basis point impact of higher revenues.
Earnings from operations from our Europe segment decreased by $3 million, or 9%, for the quarter ended November 2, 2024 compared to the same prior-year quarter. The decrease was mainly driven by $10 million from higher expenses, including advertising expenses and store labor costs, partially offset by $4 million each from higher revenues and lower markdowns.
Americas Retail
Net revenue from our Americas Retail segment increased by $19 million, or 12%, for the quarter ended November 2, 2024 from the same prior-year quarter. Currency translation fluctuations relating to our non-U.S. retail stores and e-commerce sites unfavorably impacted net revenue by $2 million. In constant currency, net revenue increased by 14% compared to the same prior-year quarter. The net revenue increase in constant currency was driven by $39 million due to newly acquired businesses, including rag & bone, partially offset by $18 million due to negative comparable store sales. Retail comparable sales (including e-commerce) decreased 14% in U.S. dollars and 12% in constant currency compared to the same prior-year quarter. The inclusion of our e-commerce sales had a minimal impact on the retail comparable sales percentage in both U.S. dollars and constant currency. As of November 2, 2024, we directly operated 411 stores in the Americas compared to 364 stores at October 28, 2023, excluding concessions, which represents a 13% increase from the same prior-year quarter, mainly driven by the acquisition of the rag & bone stores.
Operating margin decreased 9.6% for the quarter ended November 2, 2024 from the same prior-year quarter. Approximately 680 basis points of the decrease was driven by the unfavorable impact of lower revenues, 200 basis points from higher expenses and 80 basis points from higher markdowns, partially offset by 50 basis points from higher initial markups.
Loss from operations from our Americas Retail segment was $7 million for the quarter ended November 2, 2024, compared to earnings of $8 million in the same prior-year quarter. The decrease was primarily driven by $10 million due to lower revenues and $4 million due to higher expenses.
Americas Wholesale
Net revenue from our Americas Wholesale segment increased by $44 million, or 79%, for the quarter ended November 2, 2024 from the same prior-year quarter. Currency translation fluctuations relating to our non-U.S. wholesale businesses unfavorably impacted net revenue by $2 million. In constant currency, net revenue increased by 83%. The increase in net revenues in constant currency was mainly driven by $30 million due to our newly acquired rag & bone business, with the remainder of the growth being mainly driven by higher wholesale shipments in the U.S.
Operating margin decreased 3.4% for the quarter ended November 2, 2024 compared to the same prior-year quarter. The decrease in operating margin was mainly driven by 270 basis points from the impact of newly acquired businesses, including rag & bone, and 70 basis points from higher expenses, partially offset by 60 basis points from higher product margin.
Earnings from operations from our Americas Wholesale segment increased by $9 million, or 58%, for the quarter ended November 2, 2024 from the same prior-year quarter, mainly driven by $6 million from newly acquired businesses and $5 million from higher wholesale shipments, partially offset by $1 million each from higher expenses and the unfavorable impact of currency translation.
Asia
Net revenue from our Asia segment increased by $1 million, or 2%, for the quarter ended November 2, 2024 from the same prior-year quarter. Currency translation fluctuations had a minimal impact on net revenue. In constant currency, net revenue increased by 2%, mainly driven by $6 million from newly opened stores and $3 million from our rag & bone business, partially offset by $5 million from negative comparable store sales and $3 million from lower wholesale shipments. Retail comparable sales (including e-commerce) decreased 17% in U.S. dollars and 16% in constant currency compared to the same prior-year quarter. The inclusion of our e-commerce sales had a minimal impact on the retail comparable sales percentage in both U.S. dollars and constant currency.
Operating margin decreased 3.0% for the quarter ended November 2, 2024 from the same prior-year quarter, driven primarily by 220 basis points from lower product margin and 170 basis points from lower revenues, partially offset by 100 basis points from lower expenses.
Loss from operations from our Asia segment was $1 million for the quarter ended November 2, 2024, compared to earnings of $1 million in the same prior-year quarter. The decrease was primarily driven by $1 million each from lower product margin and lower revenues, partially offset by $1 million from lower expenses. Currency translation fluctuations relating to our Asia operations had a minimal impact on loss from operations.
Licensing
Net royalty revenue from our Licensing segment remained flat for the quarter ended November 2, 2024 from the same prior-year quarter, driven by higher royalties in fragrances, footwear and handbags offset by lower royalties in outerwear, following the internalization of that product category, and a one-time adjustment recorded in the prior-year quarter.
Earnings from operations from our Licensing segment decreased by 2% for the quarter ended November 2, 2024 from the same prior-year quarter primarily driven by slightly higher expenses.
Corporate Overhead
Unallocated corporate overhead increased by $3 million, or 8%, for the quarter ended November 2, 2024 compared to the same prior-year quarter, primarily due to higher advertising expenses.

Nine months ended November 2, 2024 and October 28, 2023
Consolidated Results
The following presents our condensed consolidated statements of income (loss) (in thousands, except per share data):

	Nine Months Ended
	Nov 2, 2024		Oct 28, 2023		$ change	% change
Net revenue	$2,063,021	100.0%	$1,885,480	100.0%	$177,541	9.4%
Cost of product sales	1,173,100	56.9%	1,067,882	56.6%	105,218	9.9%
Gross profit	889,921	43.1%	817,598	43.4%	72,323	8.8%

SG&A	829,188	40.2%	694,748	36.8%	134,440	19.4%
Asset impairment charges	4,509	0.2%	6,293	0.4%	(1,784)	(28.3%)
Net gains on lease modifications	(718)	(0.0%)	(1,894)	(0.1%)	1,176	(62.1%)
Gain on sale of assets	(13,781)	(0.7%)	—	—%	(13,781)
Loss on equity method investment	559	0.0%	—	—%	559
Earnings from operations	70,164	3.4%	118,451	6.3%	(48,287)	(40.8%)
Interest expense, net	(12,994)	(0.7%)	(7,326)	(0.4%)	(5,668)	77.4%
Loss on extinguishment of debt	(1,952)	(0.1%)	(7,696)	(0.4%)	5,744	(74.6%)
Other expense, net	(49,932)	(2.3%)	(18,227)	(1.0%)	(31,705)	173.9%
Earnings before income tax expense (benefit)	5,286	0.3%	85,202	4.5%	(79,916)	(93.8%)
Income tax expense (benefit)	18,771	0.9%	(5,370)	(0.3%)	24,141	(449.6%)
Net earnings (loss)	(13,485)	(0.6%)	90,572	4.8%	(104,057)	(114.9%)
Net earnings attributable to noncontrolling interests	7,491	0.4%	7,643	0.4%	(152)	(2.0%)
Net earnings (loss) attributable to Guess?, Inc.	$(20,976)	(1.0%)	$82,929	4.4%	(103,905)	(125.3%)

Net earnings (loss) per common share attributable to common stockholders:
Basic	$(0.42)		$1.53		$(1.95)
Diluted	$(0.42)		$1.30		$(1.72)

Effective income tax rate	355.1%		(6.3%)
Net Revenue. Net revenue increased by $178 million for the nine months ended November 2, 2024 compared to the same prior-year period. Currency translation fluctuations relating to our non-U.S. operations unfavorably impacted net revenue by $34 million compared to the same prior-year period. In constant currency, net revenue increased by 11%. The increase in constant currency was mainly driven by $161 million due to the impact of the rag & bone acquisition, $55 million due to higher wholesale shipments and $9 million of higher e-commerce revenues, partially offset by $27 million due to negative comparable store sales.
Gross Margin. Gross margin decreased 0.3% for the nine months ended November 2, 2024 compared to the same prior-year period, driven by 60 basis points due to higher expenses and 20 basis points from the impact of newly acquired businesses, partially offset by 50 basis points due to higher initial markups and 20 basis points of lower markdowns.

Gross Profit. Gross profit increased by $72 million for the nine months ended November 2, 2024 compared to the same prior-year period. The increase in gross profit was driven by $67 million due to the impact of newly acquired businesses, including rag & bone, $22 million due to higher revenues and $11 million due to higher initial markups, partially offset by $15 million of unfavorable currency impact and $13 million of higher expenses.
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
SG&A Rate. Our SG&A rate increased 3.4% for the nine months ended November 2, 2024 from the same prior-year period. The unfavorable change in SG&A rate was mainly driven by 280 basis points due to higher expenses, including advertising expenses and store labor costs, 40 basis points of unfavorable currency impact and 20 basis points due to the impact of newly acquired businesses.
SG&A Expenses. SG&A expenses increased by $134 million for the nine months ended November 2, 2024 from the same prior-year period. The increase in SG&A expenses was mainly driven by $64 million due to the impact of newly acquired businesses, including rag & bone, and $60 million of higher expenses, including advertising expenses and store labor costs. Currency translation fluctuations relating to our foreign operations favorably impacted SG&A expenses by $6 million.
Asset Impairment Charges. During the nine months ended November 2, 2024 and October 28, 2023, we recognized $5 million and $6 million, respectively, of asset impairment charges related primarily to impairment of property and equipment related to certain retail locations resulting from under-performance and expected store closures.
Net Gains on Lease Modifications. During the nine months ended November 2, 2024 and October 28, 2023, we recorded net gains on lease modifications of $1 million and $2 million, respectively, related primarily to the early termination of lease agreements for certain retail locations.
Gain on Sale of Assets. There was a $14 million gain on the sale of assets resulting from the sale of the U.S. distribution center during the nine months ended November 2, 2024.
Operating Margin. Operating margin decreased 2.9% for the nine months ended November 2, 2024 compared to the same prior-year period. The decrease in operating margin was driven primarily by 390 basis points of higher expenses, including advertising expenses, store costs, transaction costs and separation charges, and 40 basis points of unfavorable currency impact, partially offset by 70 basis points from the gain on the sale of assets, 60 basis points from higher revenues and 50 basis points from higher initial markups. Excluding the impacts of transaction costs, separation charges, asset impairment charges, certain professional service and legal fees and related (credits) costs, net gains on lease modifications and gain on the sale of assets, our operating margin would have decreased 3.1% compared to the same prior-year period.
Earnings from Operations.   As a result of the foregoing, earnings from operations decreased by $48 million for the nine months ended November 2, 2024 compared to the same prior-year period. Currency fluctuations relating to our foreign operations unfavorably impacted earnings from operations by $10 million, including $9 million of unfavorable translational impact.
Loss on Extinguishment of Debt. During the nine months ended November 2, 2024, we recorded a loss of $2 million related to the partial extinguishment of our 2024 Notes, compared to a loss of $8 million related to the partial extinguishment of our 2024 Notes during the nine months ended October 28, 2023.

Other Expense, Net. Other expense, net for the nine months ended November 2, 2024 was $50 million compared to $18 million in the same prior-year period. The change was primarily due to the fair value remeasurement of derivatives related to our 2028 Notes and the related convertible note hedge resulting in a net unrealized loss of $42 million during the nine months ended November 2, 2024, partially offset by net unrealized gains on our SERP-related assets, compared to net unrealized losses in the same prior-year period, and lower net unrealized and realized losses from foreign currency exposures.
Income Tax Expense (Benefit).  Income tax expense for the nine months ended November 2, 2024 was $19 million, or a 355.1% effective income tax rate, compared to a benefit of $5 million, or a negative 6.3% effective income tax rate in the same prior-year period. Income tax expense (benefit) for the interim periods is computed using the income tax rate estimated to be applicable for the full fiscal year, adjusted for discrete items, which is subject to ongoing review and evaluation by management. The change in the effective income tax rate was primarily due to a net $42 million unrealized loss on the fair value remeasurement of derivatives related to our 2028 Notes and the related convertible note hedge recorded in the current period which was disregarded for income tax purposes, compared to a discrete income tax benefit recognized during the third quarter of fiscal 2024 as a result of the consolidation of certain business functions into Switzerland.
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
Net Earnings (Loss) Attributable to Guess?, Inc. Net loss attributable to Guess?, Inc. was $21 million for the nine months ended November 2, 2024, compared to earnings of $83 million in the same prior-year period. Diluted net loss per share was $0.42 for the nine months ended November 2, 2024 compared to diluted EPS of $1.30 in the same prior-year period. We estimate a negative impact from share buybacks of $0.02 and a negative impact from currency of $0.09 on diluted net loss per share in the nine months ended November 2, 2024 when compared to the same prior-year period.
Refer to “Non-GAAP Measures” for an overview of our non-GAAP, or adjusted, financial results for the nine months ended November 2, 2024 and October 28, 2023. Excluding the impact of these non-GAAP items, adjusted net earnings attributable to Guess?, Inc. decreased $36 million and adjusted diluted EPS decreased $0.65 for the nine months ended November 2, 2024 compared to the same prior-year period. We estimate a positive impact from our share buybacks of $0.02 and a negative impact from currency of $0.11 on adjusted diluted EPS in the nine months ended November 2, 2024 when compared to the same prior-year period.

Information by Business Segment
The following presents our net revenue and earnings (loss) from operations by segment (in thousands):

	Nine Months Ended
	Nov 2, 2024	Oct 28, 2023	$ change	% change
Net revenue:
Europe	$1,035,532	$990,981	$44,551	4.5%
Americas Retail	498,441	464,984	33,457	7.2%
Americas Wholesale	245,381	150,361	95,020	63.2%
Asia	192,566	194,210	(1,644)	(0.8%)
Licensing	91,101	84,944	6,157	7.2%
Total net revenue	$2,063,021	$1,885,480	177,541	9.4%
Earnings (loss) from operations:
Europe	$69,431	$84,344	$(14,913)	(17.7%)
Americas Retail	(15,185)	20,060	(35,245)	(175.7%)
Americas Wholesale	55,517	40,264	15,253	37.9%
Asia	1,236	3,927	(2,691)	(68.5%)
Licensing	84,110	79,419	4,691	5.9%
Total segment earnings from operations	195,109	228,014	(32,905)	(14.4%)
Corporate overhead	(134,935)	(105,164)	(29,771)	28.3%
Asset impairment charges	(4,509)	(6,293)	1,784	(28.3%)
Net gains on lease modifications	718	1,894	(1,176)	(62.1%)
Gain on sale of assets	13,781	—	13,781
Total earnings from operations	$70,164	$118,451	(48,287)	(40.8%)

Operating margins:
Europe	6.7%	8.5%
Americas Retail	(3.0%)	4.3%
Americas Wholesale	22.6%	26.8%
Asia	0.6%	2.0%
Licensing	92.3%	93.5%
Total Company	3.4%	6.3%
Europe
Net revenue from our Europe segment increased by $45 million, or 4%, for the nine months ended November 2, 2024 from the same prior-year period. Currency translation fluctuations had an unfavorable impact on net revenue of $26 million. In constant currency, net revenue increased by 7%. The increase in net revenue in constant currency was mainly driven by $25 million due to positive retail comparable sales, $24 million of higher wholesale shipments, $11 million due to newly acquired businesses, $7 million due to net new store openings and $4 million due to higher e-commerce revenues. Retail comparable sales (including e-commerce) increased 4% in U.S. dollars and 6% in constant currency compared to the same prior-year period. The inclusion of our e-commerce sales had a positive impact of 1% on the retail comparable sales percentage in U.S. dollars and a minimal impact in constant currency. Our retail sales in Turkey, a relatively small market, had an outsized impact on our retail comparable sales (including e-commerce) for the nine months ended November 2, 2024, contributing a positive impact of 1% in U.S. dollars and 3% in constant currency, largely due to the current hyper-inflationary environment in Turkey. As of November 2, 2024, we directly operated 556 stores in Europe compared to 545 stores at October 28, 2023, excluding concessions, which represents a 2% increase from the same prior-year period.
Operating margin decreased 1.8% for the nine months ended November 2, 2024 from the same prior-year period. The decrease in operating margin was driven primarily by 330 basis points of higher expenses, including advertising expenses and store costs, and 70 basis points of unfavorable currency impact, partially offset by 160 basis points due to the favorable impact of higher revenues and 70 basis points from higher initial markups.
Earnings from operations from our Europe segment decreased by $15 million, or 18%, for the nine months ended November 2, 2024 compared to the same prior-year period. The decrease in operating profit was mainly driven by $35 million of higher expenses and $9 million of unfavorable currency impact, partially offset by $22 million due to the favorable impact of higher revenues and $7 million from higher initial markups
Americas Retail
Net revenue from our Americas Retail segment increased by $33 million, or 7%, for the nine months ended November 2, 2024 compared to the same prior-year period. Currency translation fluctuations relating to our non-U.S. retail stores and e-commerce sites had an unfavorable impact on net revenue of $2 million. In constant currency, net revenue increased by 8% compared to the same prior-year period. The increase in net revenue in constant currency was primarily driven by $82 million due to newly acquired businesses, partially offset by $41 million of lower comparable store sales and $7 million due to net store closures. Retail comparable sales (including e-commerce) decreased 11% in U.S. dollars and 10% in constant currency compared to the same prior-year period. The inclusion of our e-commerce sales had a positive impact of 1% on the retail comparable sales percentage in both U.S. dollars and constant currency. As of November 2, 2024, we directly operated 411 stores in the Americas compared to 364 stores at October 28, 2023, excluding concessions, which represents a 13% increase from the same prior-year period, mainly driven by the acquisition of the rag & bone stores.
Operating margin decreased 7.3% for the nine months ended November 2, 2024 compared to the same prior-year period. The decrease was driven primarily by 540 basis points from the unfavorable impact of lower revenues, 220 basis points from higher expenses, including store costs, and 70 basis points from newly acquired businesses, partially offset by 80 basis points from higher initial markups.
Loss from operations from our Americas Retail segment was $15 million for the nine months ended November 2, 2024 compared to earnings of $20 million in the same prior-year period. The change was primarily driven by $25 million due to lower revenues, $11 million of higher expenses, including higher store costs, and $5 million due to newly acquired businesses, partially offset by $4 million due to higher initial markups.
Americas Wholesale
Net revenue from our Americas Wholesale segment increased by $95 million, or 63%, for the nine months ended November 2, 2024 from the same prior-year period. Currency translation fluctuations relating to our non-U.S. wholesale businesses had an unfavorable impact on net revenue of $1 million. In constant currency, net revenue increased by 64%. The increase in net revenues in constant currency was driven by $65 million due to newly acquired businesses and $31 million of higher shipments from our U.S. wholesale business and, to a lesser extent, from our Mexico wholesale business.
Operating margin decreased 4.2% for the nine months ended November 2, 2024 from the same prior-year period. The decrease in operating margin was driven primarily by 500 basis points from the impact of newly acquired businesses and 100 basis points of higher expenses, partially offset by 170 basis points from higher shipments.
Earnings from operations from our Americas Wholesale segment increased by $15 million, or 38%, for the nine months ended November 2, 2024 from the same prior-year period, mainly driven by an $11 million favorable impact of higher revenues and $6 million from newly acquired businesses, partially offset by $2 million of higher expenses.
Asia
Net revenue from our Asia segment decreased by $2 million, or 1%, for the nine months ended November 2, 2024 compared to the same prior-year period. Currency translation fluctuations had an unfavorable impact on net revenue of $5 million. In constant currency, net revenue increased by 2%. The increase in net revenue in constant currency was mainly driven by $6 million each from newly acquired businesses and higher e-commerce revenues and $3 million from net new store openings, partially offset by $11 million of lower retail comparable sales. Retail comparable sales (including e-commerce) decreased 13% in U.S. dollars and 11% in constant currency compared to the same prior-year period. The inclusion of our e-commerce sales had a minimal impact on the retail comparable sales percentage in both U.S. dollars and constant currency.
Operating margin decreased 1.4% for the nine months ended November 2, 2024 from the same prior-year period, driven primarily by 130 basis points due to the unfavorable impact of higher expenses and 80 basis points of lower product margin, partially offset by 40 basis points from the impact of newly acquired businesses.
Earnings from operations from our Asia segment decreased by $3 million, or 69%, for the nine months ended November 2, 2024 from the same prior-year period, mainly driven by $3 million from the unfavorable impact of higher expenses and $2 million from lower product margin, partially offset by $1 million from the impact of newly acquired businesses. Currency translation fluctuations relating to our Asia operations favorably impacted earnings from operations by less than $1 million.
Licensing
Net royalty revenue from our Licensing segment increased by $6 million, or 7%, for the nine months ended November 2, 2024 compared to the same prior-year period, mainly driven by higher royalties in our fragrance and footwear categories as well as the key money amortization for our handbag license renewal, partially offset by lower royalties in our outerwear category as we have internalized that product category.
Earnings from operations from our Licensing segment increased by $5 million, or 6%, for the nine months ended November 2, 2024 from the same prior-year period primarily driven by the increase in revenues.
Corporate Overhead
Unallocated corporate overhead increased by $30 million, or 28%, for the nine months ended November 2, 2024 from the same prior-year period, primarily due to higher advertising expenses and higher professional fees as well as higher separation charges and transaction costs.
Non-GAAP Measures
The financial information presented in this Quarterly Report includes non-GAAP financial measures, such as adjusted net earnings attributable to GUESS?, adjusted diluted net earnings per share attributable to common stockholders and constant currency information. For the three and nine months ended November 2, 2024 and October 28, 2023, the adjusted results exclude the impact of certain professional service and legal fees and related (credits) costs, transaction costs in connection with our acquisition of rag & bone, separation charges related to the transition of the operations of our U.S. distribution center, gain on the sale of the U.S. distribution center and settlement of the related interest rate swap, asset impairment charges, net (gains) losses on lease modifications, loss on extinguishment of debt, non-cash amortization of debt discount of our convertible senior notes, fair value remeasurement of derivatives related to the 2028 Notes and the related convertible note hedge, the related income tax effects of the foregoing items and the impact from certain discrete income tax adjustments related primarily to the consolidation of certain business functions into Switzerland and, to a lesser extent, the impact from changes in the income tax law in certain tax jurisdictions, in each case where applicable. The weighted average diluted shares outstanding used for adjusted diluted EPS excludes the dilutive impact of the Notes, based on the bond hedge contracts in place. These non-GAAP measures are provided in addition to, and not as alternatives for, our reported GAAP results.
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
A reconciliation of reported GAAP results to comparable non-GAAP results follows (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	Nov 2, 2024	Oct 28, 2023	Nov 2, 2024	Oct 28, 2023
Reported GAAP net earnings (loss) attributable to Guess?, Inc.	$(23,395)	$55,701	$(20,976)	$82,929
Certain professional service and legal fees and related (credits) costs[1]	125	849	58	1,961
Transaction costs[2]	—	—	5,726	—
Separation charges[3]	—	—	7,075	—
Asset impairment charges[4]	1,091	1,737	4,509	6,293
Net (gains) losses on lease modifications[5]	(718)	537	(718)	(1,894)
Loss on extinguishment of debt[6]	—	—	1,952	7,696
Amortization of debt discount[7]	775	163	2,250	351
Fair value remeasurement of derivatives[8]	39,813	—	41,795	—
Gain on sale of assets[9]	—	—	(14,569)	—
Discrete income tax adjustments[10]	281	(31,166)	842	(30,669)
Income tax impact from adjustments[11]	(304)	(815)	(1,136)	(3,436)
Total adjustments affecting net earnings (loss) attributable to Guess?, Inc.	41,063	(28,695)	47,784	(19,698)
Adjusted net earnings attributable to Guess?, Inc.	$17,668	$27,006	$26,808	$63,231

Net earnings (loss) per common share attributable to common stockholders:
GAAP diluted	$(0.47)	$0.82	$(0.42)	$1.30
Certain professional service and legal fees and related (credits) costs[1,14]	0.00	0.01	0.00	0.02
Transaction costs[2,14]	—	—	0.09	—
Separation charges[3,14]	—	—	0.10	—
Asset impairment charges[4,14]	0.01	0.02	0.07	0.07
Net (gains) losses on lease modifications[5,14]	(0.01)	0.01	(0.01)	(0.02)
Loss on extinguishment of debt[6,14]	—	—	0.03	0.09
Amortization of debt discount[7,14]	0.01	0.00	0.03	0.00
Fair value remeasurement of derivatives[8]	0.62	—	0.80	—
Gain on sale of assets[9,14]	—	—	(0.21)	—
Discrete income tax adjustments[10]	0.00	(0.44)	0.02	(0.45)
Convertible notes if-converted method[12]	0.18	0.07	—	0.13
Effect of dilutive stock options and restricted stock units[13]	(0.00)	—	(0.01)	—
Adjusted diluted[14]	$0.34	$0.49	$0.49	$1.14
Weighted average common shares outstanding attributable to common stockholders:
GAAP diluted	66,608	70,331	52,047	68,098
Adjusted diluted[14]	51,970	54,418	53,360	54,726
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
5Adjustments represent net (gains) losses on lease modifications related primarily to the early termination of certain lease agreements.
6Adjustments represent loss on extinguishment of debt from a portion of the exchanged 2024 Notes in April 2023 and March 2024.
7In April 2023, January 2024 and March 2024, we issued $275 million, $65 million and $12 million principal amount of 3.75% convertible senior notes due 2028 in private offerings, respectively. The debt discount resulted from: (1) the modification accounting for a portion of the exchanged 2024 Notes in April 2023, and (2) recognized embedded derivative liability for the issuances of the Additional 2028 Notes. The debt discount will be amortized as non-cash interest expense over the term of the 2028 Notes.
8Adjustments represent changes in fair value of the equity-linked derivatives associated with the 2028 Notes.
9Adjustments represent the gain on the sale of assets related to the U.S. distribution center within earnings from operations and the settlement of the related interest rate swap within other income (expense).
10Adjustments represent discrete income tax items related primarily to a benefit recognized as a result of the consolidation of certain business functions into Switzerland during the third quarter of fiscal 2024 and, to a lesser extent, the impact from changes in the income tax law in certain tax jurisdictions.
11The income tax effect of certain professional service and legal fees and related (credits) costs, transaction costs in connection with the acquisition of rag & bone, separation charges related to the transition of the operation of our U.S. distribution center, asset impairment charges, net (gains) losses on lease modifications, loss on extinguishment of debt, amortization of debt discount and gain on the sale of assets related to the U.S. distribution center and the settlement of the related interest rate swap was based on our assessment of deductibility using the statutory income tax rate (inclusive of the impact of valuation allowances) of the tax jurisdiction in which the charges were incurred.
12We exclude the dilutive impact of the Notes at stock prices below $40.65 for the 2024 Notes and below $37.61 for the 2028 Notes, based on the bond hedge contracts in place that will deliver shares to offset dilution. At stock prices in excess of $40.65 for the 2024 Notes and $37.61 for the 2028 Notes, we would have an obligation to deliver additional shares in excess of the dilution protection provided by the bond hedges.
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
During the nine months ended November 2, 2024, we relied primarily on trade credit, available cash, real estate and other operating leases, finance leases, proceeds from our credit facilities and term loans and internally generated funds to finance our operations. We anticipate we will be able to satisfy our ongoing cash requirements for the foreseeable future, including at least the next 12 months, for working capital, capital expenditures, payments on our debt, finance leases and operating leases, as well as lease modification payments, potential acquisitions and investments, expected income tax payments, dividend payments to stockholders and share repurchases, if any, primarily with cash flow from operations and existing cash balances as supplemented by borrowings under our existing credit facilities, proceeds from our term loans and other indebtedness, as needed.
In May 2022, we entered into a €250 million revolving credit facility through a European subsidiary, which replaced certain European short-term borrowing arrangements. In June 2024, we amended the revolving credit facility to, among other things, expand the borrowing capacity under the credit agreement by €100 million to €350 million. As of November 2, 2024, we had approximately $146.3 million of remaining borrowing capacity on this facility. In December 2022, we entered into an amendment of our senior secured asset-based revolving credit facility, which increased borrowing capacity from $120 million to $150 million and extended the maturity date of the credit facility to December 20, 2027. In March 2024, we amended the senior secured asset-based revolving credit facility to increase the total borrowing capacity under the facility by $50 million to $200 million. As of November 2, 2024, we had approximately $192.3 million of borrowing capacity on this facility.
Due to the seasonality of our business and cash needs, we may increase borrowings under our established credit facilities or enter new credit facilities from time-to-time during the next 12 months and beyond. If we experience a sustained decrease in consumer demand, we may require access to additional credit, which may not be available to us on commercially acceptable terms or at all.
In March 2024, we issued approximately $12.1 million principal amount of the March Additional 2028 Notes in exchange for approximately $14.6 million of our outstanding 2024 Notes in a private offering. In April 2024, upon maturity of the 2024 Notes, we settled the remaining $33.5 million principal amount of our then-outstanding 2024 Notes. We expect to settle the 2028 Notes in fiscal 2029 in cash and any excess in shares. Our outstanding 2028 Notes may be converted at the option of the holders as described in “Part I, Item 1. Financial Statements – Note 11 – Convertible Senior Notes and Related Transactions” of this Form 10-Q and in “Note 10 – Convertible Senior Notes and Related Transactions” of the Consolidated Financial Statements included in our Annual Report on Form 10-K. As of November 2, 2024, none of the conditions allowing holders of the 2028 Notes to convert had been met. Pursuant to the terms of the 2028 Notes, if our stock trading price exceeds 130% of the conversion price of the 2028 Notes (approximately $22.22 for the 2028 Notes as of November 2, 2024) for at least 20 trading days during the 30 consecutive trading-day period ending on, and including, the last trading day of any calendar quarter, holders of the 2028 Notes would have the right to convert their convertible notes during the next calendar quarter. In accordance with the terms of the indentures governing the 2028 Notes, we are required to adjust the conversion rate and the conversion price of the 2028 Notes for quarterly dividends exceeding $0.225 per share. Upon conversion, we will pay or deliver, as the case may be, cash, shares of our common stock or a combination of cash and shares of our common stock, at our election, in the manner and subject to the terms and conditions provided in the indenture governing the 2028 Notes. The convertible note hedge transaction we entered into in connection with our issuance of the 2028 Notes is expected generally to reduce the potential dilution upon conversion of the 2028 Notes and/or offset any cash payments we are required to make in excess of the principal amount of the 2028 Notes that are converted, as the case may be.
We have historically considered the undistributed earnings of our foreign subsidiaries to be indefinitely reinvested. As a result of the 2017 Tax Cuts and Jobs Act, we had a substantial amount of previously taxed earnings that could be distributed to the U.S. without additional U.S. taxation. As of November 2, 2024, we determined that approximately $73.3 million of such foreign earnings are not indefinitely reinvested. The incremental tax cost to repatriate these earnings to the U.S. is immaterial. We intend to indefinitely reinvest the remaining earnings from our foreign subsidiaries for which a deferred income tax liability has not already been recorded. We continue to evaluate our plans for reinvestment or repatriation of unremitted foreign earnings and regularly review our cash positions and determination of indefinite reinvestment of foreign earnings. If we determine that all or a portion of such foreign earnings are no longer indefinitely reinvested, we may be subject to additional foreign withholding taxes and U.S. state income taxes, beyond the one-time transition tax.
As of November 2, 2024, we had cash and cash equivalents of $140.9 million, of which approximately $21.1 million was held in the U.S. Excess cash and cash equivalents, which represent the majority of our outstanding balance, are held primarily in overnight deposit, short-term time deposit accounts and money market accounts. As of November 2, 2024, we had roughly $345 million of available global borrowing capacity, bringing our combined cash, cash equivalents and borrowing capacity to approximately $486 million. Please refer to “Forward-Looking Statements” discussed above and “Part I, Item 1A. Risk Factors” contained in our most recent Annual Report on Form 10-K for the fiscal year ended February 3, 2024 for a discussion of risk factors which could reasonably be likely to result in a decrease of internally generated funds available to finance capital expenditures and working capital requirements.
Nine Months Ended November 2, 2024 and October 28, 2023
Operating Activities
Net cash used in operating activities was $61.6 million for the nine months ended November 2, 2024, compared to net cash provided by operating activities of $40.9 million for the same prior-year period, or a deterioration of $102.4 million. This deterioration was driven primarily by unfavorable changes in working capital and lower cash earnings, partially offset by the upfront cash payment received related to the handbag license renewal.
Investing Activities
Net cash used in investing activities was $85.3 million for the nine months ended November 2, 2024, compared to $56.6 million for the same prior-year period. Net cash used in investing activities for the nine months ended November 2, 2024 related primarily to our business acquisition, investments in existing store remodeling programs and retail expansion and, to a lesser extent, technology and other infrastructure, partially offset by the proceeds from the sale of our U.S. distribution center.
The increase in cash used in investing activities was driven primarily by our rag & bone acquisition during the nine months ended November 2, 2024. During the nine months ended November 2, 2024, we opened 37 directly-operated stores compared to 20 directly-operated stores that were opened in the same prior-year period.
Financing Activities
Net cash used in financing activities was $62.0 million for the nine months ended November 2, 2024, compared to $9.8 million for the same prior-year period. The deterioration of $52.2 million was primarily due to the payment of a special cash dividend, lower proceeds from the exchange of convertible senior notes and related transactions, repayments of convertible senior notes and higher share repurchases, partially offset by higher net borrowings during the nine months ended November 2, 2024 compared to the same prior-year period.
Effect of Exchange Rates on Cash and Cash Equivalents and Restricted Cash
During the nine months ended November 2, 2024, changes in foreign currency translation rates decreased our reported cash, cash equivalents and restricted cash balance by $9.1 million compared to a decrease of $6.1 million during the same prior-year period. Refer to “Foreign Currency Volatility” for further information on fluctuations in exchange rates.

Working Capital
As of November 2, 2024, we had net working capital (including cash and cash equivalents) of $455.0 million compared to $433.9 million at February 3, 2024 and $392.1 million at October 28, 2023. Our primary working capital needs are for payments for inventories, salaries and wages, and the current portion of lease liabilities.
The accounts receivable balance consists of trade receivables relating primarily to our wholesale business in Europe and, to a lesser extent, to our wholesale businesses in the Americas and Asia, royalty receivables relating to our licensing operations, credit card and retail concession receivables related to our retail businesses and certain other receivables. Accounts receivable increased by $42.6 million, or 12.5%, to $383.4 million as of November 2, 2024, from $340.8 million at October 28, 2023. On a constant currency basis, accounts receivable increased by $43.1 million, or 12.6%, when compared to October 28, 2023. The increase was driven by our rag & bone acquisition. As of November 2, 2024, approximately 42% of our total net trade receivables and 63% of our European net trade receivables were subject to credit insurance coverage, certain bank guarantees or letters of credit for collection purposes. Our credit insurance coverage contains certain terms and conditions specifying deductibles and annual claim limits.
Inventory increased by $113.4 million, or 20.2%, to $675.8 million as of November 2, 2024, from $562.4 million at October 28, 2023. On a constant currency basis, inventory increased by $112.4 million, or 20.0%, when compared to October 28, 2023, driven primarily by our rag & bone acquisition as well as higher in-transit inventory as we have accelerated inventory receipts to mitigate the impact of the Red Sea crisis.
Capital Expenditures
Gross capital expenditures totaled $63.6 million, before deducting lease incentives of $1.9 million, for the nine months ended November 2, 2024. This compares to gross capital expenditures of $52.5 million, before deducting lease incentives of $2.0 million, for the same prior-year period.
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
On November 26, 2024, we announced a regular quarterly cash dividend of $0.30 per share on our common stock. The cash dividend will be paid on December 27, 2024 to shareholders of record as of the close of business on December 11, 2024. As a result of this dividend declaration and in accordance with the terms of the indenture governing the 2028 Notes, we will adjust the conversion rate (which is expected to increase) and the conversion price (which is expected to decrease) of the 2028 Notes, effective as of December 11, 2024. A downward adjustment is also expected to be made to the strike prices of the convertible note hedges and the warrants entered into in connection with the 2028 Notes, each of which will be decreased in accordance with the terms of the convertible note hedge confirmations and warrant confirmations.
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
During the three months ended November 2, 2024, we did not make any share repurchases. During the nine months ended November 2, 2024, we repurchased 2.6 million shares under our 2024 Share Repurchase Program at an aggregate cost of $60.8 million, including excise tax, 0.3 million shares of which were repurchased through broker assisted market transactions in connection with the exchange of 2024 Notes for March Additional 2028 Notes. During the three months ended October 28, 2023, we did not make any share repurchases. During the nine months ended October 28, 2023, we repurchased 2.2 million shares under our 2021 Share Repurchase Program at an aggregate cost of $42.8 million, including excise tax. These shares were repurchased through broker assisted market transactions in connection with the exchange and subscription offering related to the 2024 Notes and the Initial 2028 Notes. As of November 2, 2024, we had remaining authority under the 2024 Share Repurchase Program to purchase $139.8 million of our common stock.
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
The cash surrender values of the insurance policies were $63.8 million and $63.4 million as of November 2, 2024 and February 3, 2024, respectively, and were included in other assets in our condensed consolidated balance sheets. As a result of changes in the value of the insurance policy investments, we recorded an unrealized loss of $0.3 million and an unrealized gain of $1.9 million in other income (expense) during the three and nine months ended November 2, 2024, respectively, and unrealized losses of $4.2 million and $4.1 million in other income (expense) during the three and nine months ended October 28, 2023, respectively. The projected benefit obligation was $37.6 million and $37.7 million as of November 2, 2024 and February 3, 2024, respectively, and was included in accrued expenses and other current liabilities and other long-term liabilities in our condensed consolidated balance sheets depending on the expected timing of payments. SERP benefit payments of $0.5 million were made during each of the three months ended

November 2, 2024 and October 28, 2023. SERP benefit payments of $1.4 million were made during each of the nine months ended November 2, 2024 and October 28, 2023.
Material Cash Requirements
As of November 2, 2024, except as disclosed above, there were no material changes to our material cash requirements from known contractual and other obligations, including commitments for capital expenditures, outside the ordinary course of business compared to the disclosures included under “Liquidity and Capital Resources - Material Cash Requirements” in Part II, Item 7 in our Form 10-K for the fiscal year ended February 3, 2024. Refer to “Part I, Item 1. Financial Statements – Note 10 – Borrowings and Finance Lease Obligations” and “Part I, Item 1. Financial Statements – Note 11 – Convertible Senior Notes and Related Transactions” for further information.
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

ITEM 3.Quantitative and Qualitative Disclosures About Market Risk.
Exchange Rate Risk
Approximately three-quarters of product sales recorded for the nine months ended November 2, 2024 were denominated in currencies other than the U.S. dollar. Our primary exchange rate risk relates to operations in Europe, Canada, South Korea, China, Hong Kong and Mexico. Changes in currencies affect our earnings in various ways. For further discussion on currency-related risk, please refer to our risk factors under “Part I, Item 1A. Risk Factors” contained in our most recent Annual Report on Form 10-K for the fiscal year ended February 3, 2024.
Foreign Currency Transaction Gains and Losses
Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency, including gains and losses on foreign exchange currency contracts (see below), are included in the condensed consolidated statements of income (loss). Net realized and unrealized foreign currency transaction losses of $10.9 million and $5.0 million were included in the determination of net earnings (loss) for the nine months ended November 2, 2024 and October 28, 2023, respectively.
Derivative Instruments Not Designated as Hedging Instruments
We also have foreign exchange currency contracts that are not designated as hedging instruments for accounting purposes. Changes in fair value of foreign exchange currency contracts not designated as hedging instruments are reported in net earnings (loss) as part of other income (expense). We recorded net gains of $0.1 million and $3.4 million for the nine months ended November 2, 2024 and October 28, 2023, respectively, for our euro dollar foreign currency contracts not designated as hedges, which was included in other income (expense). As of November 2, 2024, we had euro foreign exchange currency contracts to purchase $78.0 million expected to mature over the next 10 months. As of November 2, 2024, the net unrealized gain of these open forward contracts recorded in our consolidated balance sheet was approximately $0.6 million.
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
Contract Sensitivity Analysis
As of November 2, 2024, a sensitivity analysis of changes in foreign currencies when measured against the U.S. dollar indicates that, if the U.S. dollar had uniformly weakened by 10% against all of the U.S. dollar denominated foreign exchange derivatives totaling $234.0 million, the fair value of the instruments would have decreased by $26.0 million. Conversely, if the U.S. dollar uniformly strengthened by 10% against all of the U.S. dollar denominated foreign exchange derivatives, the fair value of these instruments would have increased by $21.3 million. Any resulting changes in the fair value of the hedged instruments may be partially offset by changes in the fair value of certain balance sheet positions (primarily U.S. dollar denominated liabilities in our foreign operations) impacted by the change in the foreign currency rate. The ability to reduce the exposure of currencies on earnings depends on the magnitude of the derivatives compared to the balance sheet positions during each reporting cycle.
The fair values of the equity-linked derivatives are measured using a binomial lattice model utilizing unobservable inputs (e.g. the expected volatility and instrument specific credit spread). As of November 2, 2024, if the expected volatility was increased to 40%, keeping all other inputs constant, the fair value of the embedded derivative would increase from $7.8 million to $11.7 million and the fair value of the convertible note hedge would increase from $35.5 million to $53.6 million. If the expected volatility was decreased to 20%, the fair value of the embedded derivative would decrease from $7.8 million to $3.9 million and the fair value of the convertible note hedge would decrease from $35.5 million to $17.8 million. If the credit spread increased from 2.6% to 3.6%, keeping all other inputs constant, the fair value of the embedded derivative would increase from $7.8 million to $8.2 million and the fair value of the convertible note hedge would increase from $35.5 million to $37.3 million. If the credit spread decreased from 2.6% to 1.6%, the fair value of the embedded derivative would decrease from $7.8 million to $7.4 million and the fair value of the convertible note hedge would decrease from $35.5 million to $33.8 million.
Interest Rate Risk
We are exposed to interest rate risk on its floating-rate debt. From time to time, we may enter into interest rate swap agreements to effectively convert our floating-rate debt to a fixed-rate basis. The principal objective is to eliminate or reduce the variability of the cash flows in interest payments associated with our floating-rate debt, thus reducing the impact of interest rate changes on future interest payment cash flows. We have elected to apply the hedge accounting rules in accordance with authoritative guidance for certain of these contracts.
As of November 2, 2024, we had borrowings under our credit facility arrangements of $262.5 million which are based on variable rates of interest. Accordingly, changes in interest rates would impact our results of operations in future periods. A 100 basis point increase in interest rates would not have had a significant effect on interest expense for the nine months ended November 2, 2024.
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
The fair values of our debt instruments are based on the amount of future cash flows associated with each instrument discounted using our incremental borrowing rate. As of November 2, 2024 and February 3, 2024, the carrying value was not materially different from fair value, as the interest rates on our debt approximated rates currently available to us. The fair value of the Notes is determined based on inputs that are observable in the market and have been classified as Level 2 in the fair value hierarchy.

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
There was no change in our internal control over financial reporting during the third quarter of fiscal 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Items (a) and (b) are not applicable.
Item (c) Issuer Purchases of Equity Securities
Our share repurchases during each fiscal month of the third quarter of fiscal 2025 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
August 4, 2024 to August 31, 2024
Repurchase program[1]	—	—	—	$139,761,411
Employee transactions[2]	—	—	—
September 1, 2024 to October 5, 2024
Repurchase program[1]	—	—	—	$139,761,411
Employee transactions[2]	706	$19.53	—
October 6, 2024 to November 2, 2024
Repurchase program[1]	—	—	—	$139,761,411
Employee transactions[2]	135	$16.99	—
Total
Repurchase program[1]	—	—	—
Employee transactions[2]	841	$19.12	—
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

ITEM 5. Other Information.
Insider Trading Arrangements
During the quarter ended November 2, 2024, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

3.4.	Fourth Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 30, 2021).
*†10.1	Performance Share Award Agreement (total shareholder return), dated as of October 8, 2024, for Carlos Alberini and Fabrice Benarouche.
*†10.2	Restricted Stock Unit Agreement (licensing earnings from operations and total company revenue), dated October 8, 2024, for Paul Marciano.
*†10.3	Restricted Stock Unit Award Agreement, dated as of October 8, 2024, for Dennis Secor.
*10.4
Employment Agreement, dated August 18, 2024, between Guess?, Inc. and Dennis Secor (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the SEC on August 19, 2024).

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

Guess?, Inc.

Date:	December 6, 2024	By:	/s/ CARLOS ALBERINI
Carlos Alberini
Chief Executive Officer

Date:	December 6, 2024	By:	/s/ DENNIS SECOR
Dennis Secor
Interim Chief Financial Officer
(Principal Financial Officer)