Form 10-K
period 2025-02-01
GUESS INC
filed 2025-04-11
CIK 912463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
☒  Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended February 01, 2025
OR
☐   Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                        to
Commission File Number 1-11893

GUESS?, INC.
(Exact name of registrant as specified in its charter)

Delaware	95-3679695
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
Strada Regina 44
Bioggio, Switzerland CH-6934
(213) 765-3100
(Address of principal executive offices, including zip code, and telephone number, including area code)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐    No ☒
As of the close of business on August 2, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant was $569,882,711 based upon the closing price of $22.43 on the New York Stock Exchange composite tape on such date. For this computation, the registrant has excluded the market value of all shares of its common stock reported as beneficially owned by executive officers, directors and certain other holders of common stock of the registrant because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purposes.
As of the close of business on April 4, 2025, the registrant had 51,837,569 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the proxy statement for the registrant’s 2025 Annual Meeting of Stockholders, which will be filed not later than 120 days after the end of our fiscal year, are incorporated by reference into Part III herein.

i

IMPORTANT FACTORS REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K (“Annual Report”), including documents incorporated by reference herein, contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical or current fact are forward-looking statements. These statements include those relating to expectations, analyses and other information based on current plans, forecasts of future results and estimates of amounts not yet determinable. These statements also relate to our goals, future prospects, potential actions, events impacting our supply chain and the markets in which we operate, the impact of new laws and regulations in the United States or abroad, including the impact of trade policies such as tariffs, our strategic initiatives, plans to expand our business, our expectations regarding our convertible senior notes and hedges, global cost reduction opportunities and profitability efforts, our environmental, social and governance (“ESG”) performance, goals and initiatives, any Proposed Transaction (as defined below), capital allocation plans, cash needs and current business strategies. These forward-looking statements are identified by their use of terms and phrases such as “anticipate,” “believe,” “continue,” “could,” “create,” “estimate,” “expect,” “goal,” “intend,” “may,” “outlook,” “pending,” “plan,” “predict,” “project,” “see,” “should,” “strategy,” “will,” “would,” and other similar terms and phrases, including references to assumptions.
The forward-looking statements included herein are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in the forward-looking statements. These risks and uncertainties, all of which are difficult or impossible to predict accurately and many of which are beyond our control, include, but are not limited to, those set forth under “Summary of Risk Factors” below and in “Item 1A. Risk Factors” and elsewhere in this Annual Report.
We operate in a very competitive and rapidly changing environment. New risks emerge from time to time and it is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in, or implied by, any forward-looking statements.
The forward-looking statements included herein are based on current expectations of our management based on available information and are believed to be reasonable. While we believe that information provides a reasonable basis for these statements, that information may be limited or incomplete. In light of the significant risks and uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that such results will be achieved, and readers are cautioned not to place undue reliance on such forward-looking statements, which speak only as of the date hereof. Except as required by law, we undertake no obligation to revise the forward-looking statements contained herein, whether to reflect events or circumstances after the date hereof or otherwise. You should read this Annual Report and the other documents we file with the SEC with the understanding that our actual future results, levels of activity, performance and achievements may be materially different from what we expect. We qualify all of our forward-looking statements by the cautionary statements referenced above.

SUMMARY OF RISK FACTORS
An investment in our securities involves various risks and you are urged to carefully consider the risks discussed under “Item 1A. Risk Factors” in this Annual Report prior to making an investment in our securities. If any of the risks below or in “Item 1A. Risk Factors” occurs, our business could be materially and adversely affected. As more fully described in “Item 1A. Risk Factors”, the principal risks and uncertainties that may affect our business, financial condition and results of operations include, but are not limited to, the following:
Risks Related to Operating a Global Business
•Our business is global in scope and can be impacted by factors beyond our control.
•Currency fluctuations could adversely impact our financial condition, results of operations and earnings.
•Our business may be impacted by weather conditions and other natural events.
•Changes to income tax or trade laws and policies, including tariffs, could affect our business.
•We could be impacted by errors in our assumptions, estimates and judgments related to tax matters.
•Changes in income tax laws, significant shifts in the relative source of our earnings, or other unanticipated income tax liabilities could adversely affect our financial results.
•We may be affected by economic sanctions and export controls targeting Russia.
Risks Related to our Business Strategy
•Failure to execute growth initiatives, including completion or integration of acquisitions and alliances, could harm our business.
•Failure to realize the benefits from our acquisition of rag & bone or from our strategic partnership with WHP Global could harm our business.
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
•Fluctuations in the price or availability of quality raw materials may harm our profitability.
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
Risks Related to Data Privacy and Cybersecurity
•A cybersecurity incident could damage our reputation, customer relationships and our business.
•Failure to comply with confidentiality or privacy obligations could harm our business.
•A disruption or cessation in operations of our information systems or websites could harm our business.
Risks Related to Competition
•We may face difficulties competing successfully in the retail industry.
•Our Americas Wholesale business is highly concentrated and if any large customer decreases its purchases, our business could be harmed.

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
Risks Related to Credit, Indebtedness and Ownership of our Common Stock
•Our Board’s consideration of potential avenues to enhance shareholder value, including a Proposed Transaction, could adversely impact our business, financial condition and results of operations, as well as our stock price.
•Litigation may arise in connection with a Proposed Transaction, which could be costly, prevent the consummation of the transaction, divert management’s attention and otherwise materially harm our business.
•Failure to satisfy the obligations under our 2028 Notes (as defined below), including our ability to settle the liability in cash, could harm our business.
•Provisions in the indenture for the 2028 Notes could delay or prevent an otherwise beneficial takeover of us.
•The conversion features of the 2028 Notes, if triggered, may adversely affect our business.
•The 2028 Notes’ hedge and warrant transactions may affect the value of the 2028 Notes and our common stock.
•Our repurchases, issuances or sales of shares of our common stock may affect the value of the 2028 Notes and our common stock.
•Adverse developments affecting financial institutions with whom we maintain cash balances could adversely impact our liquidity and financial performance.
•Difficulties in the credit markets could impact our customers, suppliers and business partners and harm our business.
•Our indebtedness and liabilities expose us to risks that could harm our business.
•We may rely on our subsidiaries to make payments under our outstanding indebtedness.
•Regulatory actions may adversely affect the value of the 2028 Notes and our common stock.
•The accounting method for the 2028 Notes could adversely affect our reported financial condition and results.
•We are subject to risks related to the Notes’ hedge transactions.
•Conversion of the 2028 Notes or exercise of our warrants may dilute the ownership of existing stockholders.
•Our repurchases of our common stock may affect the value of the 2028 Notes and our common stock.
•Fluctuations in quarterly performance could have an adverse effect on our earnings and our stock price.
•We cannot ensure that we will continue paying dividends at the current rates or at all.
•The market price of our common stock may be volatile.
•Our co-founders own a significant percentage of our common stock, and their interests may differ from other stockholders.

WEBSITE REFERENCES
In this Annual Report, we make references to our website at http://investors.guess.com and http://sustainability.guess.com. References to our website throughout this Annual Report are provided for convenience only and the content on our website does not constitute a part of, and shall not be deemed incorporated by reference into, this Annual Report.

WHERE YOU CAN FIND MORE INFORMATION
Investors and others should note that we announce material financial information to our investors using our investor relations website, press releases, SEC filings and public conference calls and webcasts. We may also use our LinkedIn page (www.linkedin.com/company/guess-) and our website (www.guess.com) as a means of disclosing information about the Company (as defined below), our products, our planned financial and other announcements, attendance at upcoming investor and industry conferences, and other matters as well as for complying with our disclosure obligations under Regulation FD.
The information we post through these channels may be deemed material. Accordingly, investors should monitor these accounts and our investor relations website, in addition to following our press releases, SEC filings and public conference calls and webcasts. This list may be updated from time to time on our investor relations website. The information we post through these channels is not a part of this Annual Report.

v

PART I
ITEM 1.    Business.
General
Unless the context indicates otherwise, the terms “we,” “us,” “our” or the “Company” in this Annual Report refer to Guess?, Inc. (“GUESS?”) and its subsidiaries on a consolidated basis.
We design, market, distribute and license one of the world’s leading lifestyle collections of contemporary apparel and accessories for men, women and children that reflect the American lifestyle and European fashion sensibilities. Our apparel is marketed under numerous trademarks, including GUESS, GUESS?, GUESS U.S.A., GUESS JEANS, GUESS? and Triangle Design, MARCIANO, Question Mark and Triangle Design, a stylized G and a stylized M, GUESS Kids, Baby GUESS, YES, G by GUESS (GbG), GUESS by MARCIANO and Gc. The lines include full collections of clothing, including jeans, pants, skirts, dresses, activewear, shorts, blouses, shirts, jackets, knitwear, outerwear and intimate apparel. In addition, we selectively grant licenses to design, manufacture and distribute a broad range of products that complement our apparel lines, including eyewear, watches, handbags, footwear, kids’ and infants’ apparel, fragrance, jewelry and other fashion accessories. We also grant licenses to certain wholesale partners to operate and sell our products through licensed retail stores.
Our products are sold through direct-to-consumer, wholesale and licensing distribution channels. Our core customers are style-conscious consumers comprised of three target consumer groups: Heritage, Millennials and Generation Z. Our Heritage customers, typically aged 40 years and older, are very loyal and have been shopping with us for years. We appeal to these customers through GUESS and specialty product lines that include MARCIANO, a more sophisticated fashion line targeted to women. Our Millennial customers are typically between the ages of 25 to 39, and our Generation Z customers are typically between the ages of ten to 24 years old. These two target consumer groups typically shop streetwear and vintage inspired trends, viewing GUESS as accessible luxury. Our recent initiative to launch GUESS JEANS as its own brand is specifically targeted to our Millennial and Generation Z customers; however, these products should appeal to a much wider customer base.
In April 2024, we completed the acquisition of the operating assets and liabilities of rag & bone, a lifestyle and apparel fashion brand. Concurrent with the closing of the acquisition, we entered into a joint venture with global management firm, WHP Global, to acquire rag & bone’s intellectual property. Through our license agreement with the joint venture, we have the exclusive right to use rag & bone intellectual property to manufacture licensed products worldwide and to sell licensed products in specified territories. We believe this acquisition and associated license agreement allows us to further diversify our portfolio with complementary customer bases and price points.
We were founded in 1981 and currently operate as a Delaware corporation.
We operate on a 52/53-week fiscal year calendar, which ends on the Saturday nearest to January 31 of each year. All references herein to “fiscal 2025,” “fiscal 2024” and “fiscal 2023” represent the 52-week fiscal years ended February 1, 2025 and January 28, 2023 and the 53-week fiscal year ended February 3, 2024. The additional week in fiscal 2024 occurred during the fourth quarter ended February 3, 2024. References to “fiscal 2026” represent the 52-week fiscal year ending January 31, 2026.
Business Strengths
We believe we have several business strengths that set us apart from our competition, including:
Brand Equity.   The GUESS? brand is an integral part of our business, a significant strategic asset and the primary source of sustainable competitive advantage. The GUESS? brand communicates a distinctive image that is fun, fashionable and sexy. We have developed and maintained this image worldwide through our consistent emphasis on innovative and distinctive product designs and through our award-winning advertising, under the creative leadership and vision of Paul Marciano, our Chief Creative Officer and Director. Brand loyalty, name awareness, perceived quality, strong brand images, public relations, publicity, promotional events and trademarks all contribute to the reputation and integrity of the GUESS? brand.
Global Diversification.   The global success of the GUESS? brand has reduced our reliance on any particular geographic region. This geographic diversification provides broad opportunities for long-term growth, even during regional economic slowdowns. The percentage of our revenue generated from outside of the United States has grown from approximately 32% of our total revenues for the year ended December 31, 2005 to approximately 72% of our total revenues, including rag & bone, for the year ended February 1, 2025. As of February 1, 2025, we directly operated 1,070 retail stores in the Americas, Europe and Asia, including rag & bone retail stores in the Americas and Europe. Our partners operated 527 additional retail stores worldwide. As of February 1, 2025, we and our partners operated in approximately 100 countries worldwide. We continue to evaluate the different businesses in our global portfolio, directing capital investments to those with more profit potential.
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
Direct-to-Consumer.   Our direct-to-consumer network is omni-channel, made up of both directly operated brick-and-mortar retail stores and concessions, as well as integrated e-commerce sites that create a seamless shopping experience for our customers.
•Directly operated retail stores and concessions.   Distribution through our directly operated retail stores and concessions allows us to influence the merchandising and presentation of our products, enhance our brand image, build brand equity and test new product design concepts. Our store locations vary country by country depending on the type of locations available. In general, our stores, including our rag & bone stores, average approximately 2,900 square feet in Europe and the Middle East, approximately 4,500 square feet in the Americas and approximately 2,300 square feet in Asia and the Pacific. Concessions generally average 600 square feet and are located primarily in South Korea and Greater China (consisting of mainland China, Hong Kong, Macau and Taiwan). As part of our omni-channel initiative, retail store sales in certain regions may be fulfilled from one of our numerous retail store locations or from our distribution centers.
Our directly operated retail stores and concessions were:

	Year Ended
	Feb 1, 2025		Feb 3, 2024		Jan 28, 2023
Region	Stores	Concessions	Stores	Concessions	Stores	Concessions
United States	265	—	231	—	240	—
Canada	53	—	53	—	62	—
Central and South America	91	32	72	29	69	29
Total Americas	409	32	356	29	371	29
Europe and the Middle East	570	66	543	57	560	54
Asia and the Pacific	91	135	103	134	115	129
Total	1,070	233	1,002	220	1,046	212
•e-Commerce.   As of February 1, 2025, we operated retail websites in the Americas, Europe and Asia. We have e-commerce available to 50 countries and in 13 languages around the world. Our websites act as virtual storefronts that both sell our products and promote our brands. Designed as customer shopping centers, these sites showcase our products in an easy-to-navigate format, allowing customers to see and purchase our collections of apparel and accessories. These virtual stores have not only expanded our direct-to-consumer distribution channel, but they have also improved customer relations and are fun and entertaining alternative-shopping environments. As part of our omni-channel initiative, e-commerce orders in certain regions may be fulfilled from our distribution centers, from our retail stores, or both.
Wholesale Distribution.   We sell through both domestic and international wholesale distribution channels as well as retail stores and concessions operated by certain wholesale partners.
•Wholesale.   In Europe, our products are sold in stores ranging from large, well-known department stores like El Corte Inglès, Galeries Lafayette, Printemps, Boyner, Galeria, Rinascente

and P&C to small, upscale multi-brand boutiques. Because our European wholesale business is more fragmented, we generally rely on a large number of smaller regional distributors and agents to distribute our products. In the Americas, our wholesale customers consist primarily of department stores, including Burlington Stores, Liverpool, Nordstrom, Macy’s and Hudson’s Bay, and select specialty retailers and upscale boutiques, which have the image and merchandising expertise that we require for the effective presentation of our products. Through our foreign subsidiaries and our network of international distributors, our products are also available in major cities throughout Africa, Asia, Australia and the Middle East.
•Licensed stores and concessions.   We also sell products to retail partners who operate licensed retail stores and concessions, which allows us to expand our international operations with a lower level of capital investment while still closely monitoring store development and merchandise programs and marketing activations in order to protect the integrity of the GUESS? brand.
Licensed retail stores and concessions operated by our retail partners were:

	Year Ended
	Feb 1, 2025		Feb 3, 2024		Jan 28, 2023
Region	Stores	Concessions	Stores	Concessions	Stores	Concessions
United States	—	—	—	—	—	—
Central and South America	14	—	29	—	34	—
Total Americas	14	—	29	—	34	—
Europe and the Middle East	213	—	227	—	234	—
Asia and the Pacific	300	85	295	113	294	121
Total	527	85	551	113	562	121
Licensing Operations.   The desirability of the GUESS? brand name among consumers has allowed us to selectively expand our product offerings and global markets through trademark licensing arrangements, with minimal capital investment or on-going operating expenses. We currently have various domestic and international licenses that include eyewear, watches, handbags, footwear, fragrance, jewelry and other fashion accessories; and include licenses for the design, manufacture and distribution of GUESS? branded products in markets which include Africa, Asia, Australia, Europe, the Middle East, Central America, North America and South America.
Multiple Store Concepts.   Our products are sold around the world primarily through eight different store concepts, namely our GUESS? full-price retail stores, our GUESS? factory outlet stores, our GUESS? Accessories stores, our G by GUESS (GbG) stores, our MARCIANO stores, our GUESS? Kids stores, our GUESS JEANS stores and our rag & bone stores. We and our partners also have a small number of underwear and footwear concept stores. This allows us to target the various demographics in each region through dedicated store concepts that market each brand or concept specifically to the desired customer population. Having multiple store concepts also allows us to target our newer brands and concepts in different markets than our flagship GUESS? store concept.
rag & bone Acquisition. On April 2, 2024, we and WHP Global completed the previously announced acquisition of New York-based fashion brand rag & bone. Under the terms of the agreement, we contributed $57.1 million toward the purchase of rag & bone, in addition to contributions from WHP Global. As a result, we now own all of the rag & bone operating assets, and we and WHP Global jointly own the rag & bone intellectual property. In connection with the acquisition, our wholly owned subsidiary, Guess Europe Sagl, entered into an intellectual property license agreement for the exclusive right to use rag & bone intellectual property to manufacture licensed products worldwide and to sell licensed products in specified territories. As of April 2, 2024, we integrated rag & bone into our existing segments.
Since its origins in New York in 2002, rag & bone has established itself as a leader in the American fashion scene, directly operating 37 stores in the United States and two stores in the United Kingdom, and also made available in high-end boutiques, department stores and through e-commerce globally. As part of the GUESS? portfolio, the rag & bone team is based in New York City and operates as an autonomous fashion brand with a focus on continuing to provide unique and timeless collections to its customers.

Business Segments
Our businesses are grouped into five reportable segments: Europe, Americas Retail, Americas Wholesale, Asia and Licensing. The Europe segment includes our retail, e-commerce and wholesale operations in Europe and the Middle East. The Americas Retail segment includes our retail and e-commerce operations in the Americas. The Americas Wholesale segment includes our wholesale operations in the Americas. The Asia segment includes our retail, e-commerce and wholesale operations in Asia and the Pacific. The Licensing segment includes our worldwide licensing operations. Refer to “Note 18 - Segment Information” of the notes to our consolidated financial statements included in this Annual Report for disclosures about our segment financial information.
Europe Segment
In our Europe segment, we sell our products through direct-to-consumer and wholesale channels throughout Europe and the Middle East.
European Direct-to-Consumer.   Our European direct-to-consumer network is comprised of brick-and-mortar retail stores and concessions and e-commerce sites.
•Retail stores and concessions.   Our European retail stores and concessions are primarily comprised of a mix of directly operated GUESS? retail and outlet stores, MARCIANO retail stores, GUESS? Accessories retail and outlet stores, GUESS? Footwear stores, GUESS? Kids stores, GUESS JEANS and rag & bone stores. During fiscal 2025, we opened 35 new stores, acquired two rag & bone stores and closed 19 stores, ending the year with 570 directly operated stores in Europe and the Middle East. During fiscal 2025, we also acquired nine stores from our partners in the Middle East. This store count does not include 66 directly operated concessions in Europe. Certain of our European stores require initial investments in the form of key money to secure prime store locations. These amounts are paid to landlords or existing lessees in certain circumstances.
•e-Commerce.   Our Europe segment also includes our directly operated retail and other marketplace websites. In Europe, similar to the Americas, our e-commerce sites operate as virtual storefronts that, combined with our retail stores, provide a seamless shopping experience to the consumer to sell our products and promote our brands. We have deployed omni-channel initiatives in our European markets, including “buy online, ship from store,” “buy in store, deliver by e-commerce,” “buy online, return in store” and “buy online, pick up in store.” We currently offer interactive content online and via mobile, including the PWA (Progressive Web App).
European Wholesale Distribution.   We sell our products both through wholesale distribution channels and through licensed retail stores and concessions operated by our wholesale partners throughout Europe and the Middle East. Our European wholesale business generally relies on a large number of smaller regional distributors and agents to distribute our products primarily to smaller independent multi-brand boutiques. Our products are also sold directly to large, well-known department stores like El Corte Inglès, Galeries Lafayette, Printemps, Boyner, Galeria, Rinascente and P&C. The type of customer varies from region to region depending on both the prominence of the GUESS? brand in each region and the dominance of a particular type of retail channel in each region. In countries where the brand is well known, we operate through showrooms where agents and distributors can view our line and place orders. We currently have showrooms in key cities such as Florence, Barcelona, Düsseldorf, Istanbul, Lugano, Munich, Paris, Lisbon, Moscow and Warsaw. We sell both our apparel and certain accessories products under our GUESS?, MARCIANO and GUESS JEANS brand concepts through our wholesale channel, operating primarily through two seasons, Spring/Summer and Fall/Winter. Generally, our Spring/Summer sales campaign is from April to September with the related shipments occurring primarily from November to April. The Fall/Winter sales campaign is from November to April with the related shipments occurring primarily from May to October. We may take advantage of early-season demand and potential reorders by offering a pre-collection assortment which ships at the beginning of each season. Customers retain the ability to request early shipment of backlog orders, delay shipments or cancel orders depending on their needs. Revenues from sales to our wholesale licensed stores are also recognized as wholesale sales within our European wholesale operations. During fiscal 2025, our partners opened 20 new licensed retail stores and closed 25 stores, ending the year with 213 licensed retail stores in Europe and the Middle East. During fiscal 2025, we also acquired nine stores from our partners in the Middle East.
Americas Retail Segment
In our Americas Retail segment, we sell our products direct-to-consumer through a network of directly operated retail and factory outlet stores and e-commerce sites in the Americas.
•Retail stores and concessions.   Our Americas Retail stores and concessions are comprised of a mix of GUESS? retail stores, GUESS? factory outlet stores, G by GUESS (GbG) stores, GUESS? Accessories stores, MARCIANO stores, GUESS JEANS stores and rag & bone stores. During fiscal 2025, we opened 16 new stores, acquired 34 rag & bone stores and closed 12 stores in the Americas, ending the year with 409 stores. During fiscal 2025, we also acquired 15 stores from our partners in Chili and Peru. This store count does not include 32 directly operated concessions in Mexico. We directly operated our retail stores and concessions in Mexico, Chile, Peru and Brazil through our majority-owned joint ventures.
•e-Commerce.   Our Americas Retail segment also includes our directly operated retail and other marketplace websites in the United States, Canada, Mexico, Brazil, Peru and Chile. These websites operate as virtual storefronts that, combined with our retail stores, provide a seamless shopping experience to the consumer to sell our products and promote our brands. They also provide information about fashion trends and a mechanism for customer feedback while promoting customer loyalty and enhancing our brand identity through interactive content online and through smartphone applications. Our U.S. and Canadian online sites are fully integrated with our customer relationship management (“CRM”) system and loyalty programs. Omni-channel initiatives that we have already deployed in the United States. and Canada include “buy online, pick up in stores” or “buy online, return in stores” and “order from store” as well as mobile-optimized commerce sites and smartphone applications. In the United States and Canada, e-commerce orders may be fulfilled from our distribution centers, or from our retail stores, or both.
Americas Wholesale Segment
In our Americas Wholesale segment, we sell our products through wholesale channels throughout the Americas and to third-party distributors based in Central and South America as well as licensed retail locations operated by our wholesale partners. Our Americas Wholesale business generally experiences stronger performance from July through November. Our Americas Wholesale customers consist primarily of department stores, select specialty retailers, upscale boutiques as well as select off-price retailers. Our products, including rag & bone, were sold to consumers through approximately 1,600 and 1,700 major doors in the Americas as of February 1, 2025 and February 3, 2024, respectively, as well as through our customers’ e-commerce sites. As of February 1, 2025, these locations included approximately 700 “shop-in-shops”—designated selling areas within a department store—offering a wide array of our products and incorporating GUESS? signage and fixture designs. These shop-in-shops, managed by the department stores, allow us to reinforce the GUESS? brand image with our customers. Many department stores have more than one shop-in-shop, with each one featuring women’s, men’s or kids’ apparel or handbags. We also sell products to licensed retail stores and concessions operated by certain wholesale customers. During fiscal 2025, our partners opened two new licensed retail store and closed two stores, ending the year with 14 licensed retail stores in the Americas, all of which were located in Central and South America. During fiscal 2025, we also acquired 15 stores from our partners in Chili and Peru.
Our Americas Wholesale merchandising strategy is to focus on trend-right products supported by key fashion basics. We have sales representatives in New York, Los Angeles, Mexico City, Toronto, Montreal and Vancouver who coordinate with customers to determine the inventory level and product mix that should be carried in each store. Additionally, we use merchandise coordinators who work with the stores to ensure that our products are displayed appropriately. During fiscal 2025, our two largest wholesale customers accounted for a total of approximately 3.9% of our consolidated net revenue.

Asia Segment
In our Asia segment, we sell our products through direct-to-consumer and wholesale channels throughout Asia and the Pacific.
Asian Direct-to-Consumer.   Our Asian direct-to-consumer network is comprised of brick-and-mortar retail stores and concessions and e-commerce sites.
•Retail stores and concessions.   Our Asian retail stores and concessions include a mix of directly operated GUESS?, GUESS? Footwear, GUESS? Accessories, GUESS? Kids and MARCIANO stores. During fiscal 2025, we opened seven new stores and closed 19 stores, including stores transferred to and from our partners and other store relocations and remodels. We ended the year with 91 directly operated stores in Asia and the Pacific. This store count does not include 135 directly operated apparel and accessory concessions. Concessions are widely used in Asia and generally represent directly managed areas within a department store setting.
•e-Commerce.   We also have e-commerce sites throughout Asia which operate as virtual storefronts that, combined with our retail stores, provide a seamless shopping experience to the consumer to sell our products and promote our brands.
Asian Wholesale Distribution.   Our Asian wholesale customer base is comprised primarily of a small number of selected distributors with which we have contractual distribution arrangements and licensed stores and concessions operated by our wholesale partners. During fiscal 2025, our partners opened 21 new licensed retail stores and closed 16 stores, including stores transferred to and from our partners and other store relocations and remodels. We ended the year with 300 licensed retail stores. This store count does not include 85 apparel and accessory concessions operated by our partners in Asia.
Licensing Segment
Our Licensing segment includes our worldwide licensing operations. The desirability of the GUESS? brand name among consumers has allowed us to selectively expand our product offerings and global markets through trademark licensing arrangements, with minimal capital investment or on-going operating expenses. We currently have various domestic and international licenses that include eyewear, watches, handbags, footwear, fragrance, jewelry and other fashion accessories; and include licenses for the design, manufacture and distribution of GUESS? branded products in markets which include Africa, Asia, Australia, Europe, the Middle East, Central America, North America and South America.
Our trademark license agreements customarily provide for a multi-year initial term generally ranging from three to ten years and may contain options to renew prior to expiration for an additional multi-year period. The typical license agreement requires that the licensee pay us the greater of a royalty based on a percentage of the licensee’s net sales of licensed products or a guaranteed annual minimum royalty that typically increases over the term of the license agreement. In addition, several of our key license agreements provide for specified, fixed cash rights payments over and above our normal, ongoing royalty payments. Generally, licensees are required to spend a percentage of the net sales of licensed products for advertising and promotion of the licensed products and, in many cases, we place the ads on behalf of the licensee and are reimbursed. Additionally, licensees also make contributions to advertising funds, as a percentage of their sales, or may elect to increase their contribution to support specific brand-building initiatives.
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

Strategic Partnerships
We evaluate opportunities for strategic acquisitions and alliances and pursue those that we believe will support and contribute to our overall strategic initiatives and/or will leverage our global infrastructure and network of licensees and wholesale partners. Similarly, when existing investments and alliances no longer align with strategic initiatives or as other circumstances warrant, we will evaluate various exit opportunities. As of the date of this Annual Report, we have majority-owned joint ventures in Brazil, the Canary Islands, Mexico (which also operates through subsidiaries in Chile and Peru), the Middle East, Portugal and a minority-owned joint venture in South Africa. These joint ventures allow us to accelerate expansion, revitalize certain regions, and provide enhanced development of our retail and wholesale channels in these regions. We also hold a 50% interest in a joint venture with WHP Global, as described above, in which we license the intellectual property of rag & bone to manufacture licensed products worldwide and to sell licensed products in specified territories in exchange for our payment of a royalty fee.
Design
Apparel products are designed by in-house design teams that collaborate to share ideas for products that can be sold throughout our global markets and are inspired by our GUESS? heritage. Our design teams seek to identify and reinterpret seasonal fashion trends through the iconic lens of the GUESS? brand, while always keeping our consumer at the center of our choices. The teams research market trends through travel, social media, trend forecast services, fabric shows, sample archives and best-selling styles. These efforts, combined with our Guess brand DNA, serve as the primary source of inspiration for our lines and collections. In fiscal 2021, we developed our first ever global line of apparel products and in fiscal 2022, we developed our first ever global line across all product categories including accessories. While we continue to align our product lines globally, we are implementing speed-to-market products that are specific to regional market needs. These initiatives helped to elevate our brand by allowing us to offer products to our customers across all markets from one line while servicing local market needs. We also maintain a fashion library consisting of vintage and contemporary garments as another source of creative concepts. In addition, our design teams work closely with members of our sales, merchandising and retail operations teams to further refine our products to meet the particular needs of our markets.
To aid in a sustainable creative process, our design teams utilize 3D software to reduce color repetitions in sample making and to reduce express courier fees. This process also enables our sales teams to use digital sales books, allowing our buyers and visual teams to easily merchandise their product assortments options and guidelines to stores.
In April 2024, we completed the acquisition of rag & bone including their creative and design teams. These teams continue to lead the design of rag & bone products.
Global Sourcing and Supply Chain
We source products through numerous suppliers, many of whom have established long-term relationships with us. We seek to achieve efficient and timely delivery of our products, combining global and local sourcing. Almost all of our products are acquired as full package purchases where we design and source products and the vendor delivers the finished products.
We believe that our balanced global supply chain, with deep vendor partnerships, provides us with a competitive advantage where we have the flexibility to respond to increased demand throughout the world. We believe that our new global apparel line of products will help improve product development costs by reducing the number of styles and help drive efficiencies in product costs by consolidating orders from multiple regions. Our sourcing strategy provides us with the opportunity to leverage costs and improve speed-to-market. Additionally, we continuously evaluate sourcing opportunities outside of China, focusing on countries like Bangladesh and India to diversify our supply chain and mitigate potential tariff risks. Periodic counter-sourcing exercises are conducted to ensure we capitalize on sourcing efficiencies, guided by macroeconomic trends and indicators.
As an ongoing strategic initiative, we leave a larger portion of our buys open prior to each season to improve the efficiency of our speed-to-market by allowing us to design and produce closer to market delivery. This allows us to better react to emerging fashion trends in the market. We are also continuously searching for new suppliers and sourcing opportunities in reaction to the latest trends. We have developed IT systems to capture and share key performance indicators with our partners to drive ongoing improvements. During fiscal 2025, we continued to tightly manage our vendor base to around 180 core suppliers, including rag & bone. Given the global instability and challenges within the supply chain and geopolitical environment, we are building an agile and lean supply chain by identifying new suppliers that can contribute to reduce our dependency on certain countries of origin. Additionally, offering an assortment of global products continues to be an area of focus. As a global brand, we maintain skilled sourcing teams in North America, Europe and Asia.
We are committed to sourcing our products in a responsible manner, respecting both the countries in which we conduct business and the business partners that produce our products. Our global supply chain’s Social Responsibility Program reflects our strong commitment to help our suppliers implement best practices in safe and decent work environments and achieve meaningful improvements in the lives of their workers.
Our program highlights three areas—factory approvals, factory monitoring and remediation, and supplier training and education.
All directly-sourced supplier factories go through a strict approval process before being authorized to work with us. To support and ensure our social compliance, we communicate our expectations to our partners through our Global Suppliers Code of Conduct (“Guess CoC”) and Human Rights Policy (“HR Policy”), which set the minimum requirements for all factories where GUESS? branded items are manufactured. Although local customs vary in different regions of the world, we believe that the issues of business ethics, human rights, health, safety and environmental stewardship transcend geographical boundaries.
Initial compliance assessments serve as a foundation for engaging and educating new suppliers about our standards, laying the groundwork for strong, collaborative relationships with a goal of continuous improvement. If deficiencies are discovered, personnel in each region are empowered to work with the respective business partner to implement corrective actions. This process not only addresses immediate issues but also fosters strategic relationships and enhances business practices over the long term.
We take a proactive educational approach by offering a range of training programs designed to increase factory personnel’s awareness of our Guess CoC and HR Policy best practices. These sessions aim to build compliance capacity, foster sustainable improvements, and ensure alignment with our responsible sourcing standards.
Training provided to our supply chain covers key sustainability topics, including GHG emissions reduction, wages and benefits for workers, and other critical social and environmental areas.
Additionally, we are dedicated to increasing the sourcing of environmentally preferred materials, focusing on reducing reliance on virgin raw materials, supporting industry innovation, promoting best practices in land use and agriculture, and minimizing waste. To drive this transition, we actively collaborate with our partners across the supply chain, providing continued education on critical aspects, such as meeting the updated requirements of our GUESS ECO guidelines and ensuring proper documentation to support the increased use of preferred fibers in GUESS? products.
Advertising and Marketing
Our advertising, public relations and marketing strategy is designed to promote a consistent high impact image which endures regardless of changing consumer trends. While our advertising promotes our products, the primary emphasis is on brand image.
Since our inception, Paul Marciano, co-founder and Chief Creative Officer, has had principal responsibility for the GUESS? brand image and creative vision. Throughout our history, we have maintained a high degree of consistency in our advertisements by using similar themes and images, including our signature black and white print advertisements and iconic logos.
We deploy a variety of media that is focused on national and international contemporary fashion/beauty, lifestyle and celebrity outlets. In recent years, we have also expanded our efforts into influencer and affiliate marketing, digital advertising with leading fashion and lifestyle websites and advertising on social media platforms, including YouTube, Facebook, Instagram, X, Pinterest, Snapchat, TikTok and global search engines. Our smartphone applications provide a unique mobile media experience by combining fashion, e-commerce, personalized product recommendations, targeted promotions and customer loyalty rewards to drive mobile brand engagement.
We also require our licensees and distributors to invest a percentage of their net sales of licensed products and net purchases of GUESS? products in Company-approved advertising, promotion and marketing initiatives. By retaining control over our advertising programs, we are able to maintain the integrity of our brands while realizing substantial cost savings compared to outside agencies.
We will continue to regularly assess and implement marketing initiatives that we believe will build brand equity and grow our business by investing in marketing programs to build awareness and drive customer traffic to our stores, websites and smartphone applications. We plan to further deepen relationships with customers through an emphasis on digital marketing, and through our websites, loyalty programs, direct catalog and marketing mailings. We also plan to strengthen communities through influencer marketing and various social media platforms, which enable us to provide timely information in an entertaining fashion to consumers about our history, products, special events, promotions and store locations, while allowing us to receive and respond directly to customer feedback.
As part of these initiatives, we have implemented tiered CRM loyalty programs in North America, Europe and Asia covering our portfolio of brands. The point-based programs are designed to reward our members by earning points for purchases that can be redeemed on future purchases either in our stores or online. In addition to earning rewards with such program, our loyalty members may receive other benefits including invitations to special VIP events in our stores, double points during their birthday month and access to seasonal savings, depending on their purchasing tier. Our Guess List loyalty program has experienced growth in its overall member engagement numbers through the introduction of experiential incentives and unique member content. The programs are also used to promote new products to our customers which in turn increases traffic in stores and online. The loyalty programs generate substantial repeat business that might otherwise go to competing brands. We continue to enhance our CRM program by keeping abreast on our members’ interests and needs by strategically marketing to this large and growing customer base.
Quality Control
Our quality control program is designed to ensure that products meet our high-quality standards. We test the quality of our raw materials prior to production and inspect prototypes of each product before production runs commence. We also perform random in-line quality control checks during and after production before the garments leave the contractor. Final random inspections occur when the garments are received in our distribution centers. We believe that our policy of inspecting our products is important to maintain the quality, consistency and reputation of our products. We have an on-site quality assurance collaboration with an external expert provider for a large portion of our European and North American purchase orders. During fiscal 2025, we continued to expand the program for additional purchase orders in Europe and North America. The objective is to stop product quality issues at the origin before investing in the transportation of the goods to the final destinations and incurring negative consequences based on quality issues.
Product Integrity and Testing Protocol
During fiscal 2025, we updated our protocols according to the new regulations of California Proposition 65. We are testing and covering all our major regions, which provide minimum product integrity and other testing for apparel, footwear, accessories and handbags to help ensure our products continue to meet or exceed our customers’ expectations.
Logistics
We utilize distribution centers at strategically located sites. Our U.S. distribution center is based in Louisville, Kentucky, where we use fully integrated and automated distribution systems. The bar code scanning of merchandise and distribution cartons, together with radio frequency communications, provide timely, controlled, accurate and instantaneous updates to our distribution information systems. Additionally, the U.S. business is partnered with the Customs Trade Partnership Against Terrorism (“CTPAT”), which expedites movement of goods into our U.S. trade lanes. We have been CTPAT certified for several years and complete our recertification annually. We have transitioned to a third-party logistics provider to operate our U.S. distribution center as of the second quarter of fiscal 2025.
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
Information Systems
We believe that high levels of automation and technology are essential to maintain our competitive position and support our strategic objectives. We continue to invest in new technologies and update computer hardware, network infrastructure, system applications and cybersecurity. Our computer information systems consist of a full range of financial, distribution, merchandising, point-of-sales, customer relationship management, supply chain, digital platform, enterprise resource planning and other systems. During fiscal 2025, we improved and stabilized our digital platforms, implemented more payment methods, continued to improve our web front, expanded our shopping channels, enhanced our omni-channel experience and continued to develop mobile-based initiatives to support our wholesale and direct-to-consumer businesses. We continued to improve upon mobile point of sale check out, mobile based store operation applications, Salesforce Customer 360, endless aisle, and real time inventory and sales dashboards. We continued to improve artificial intelligence (“AI”) powered inventory planning and allocation tools for more accurate inventory management. We are also continuing to enhance our product life cycle management and supply chain tracking system. Furthermore, we are aligning and enhancing our IT infrastructure and standards globally to accommodate company expansion and provide operational efficiencies.
Trademarks
We own numerous trademarks, including GUESS, GUESS?, GUESS U.S.A., GUESS JEANS, GUESS? and Triangle Design, MARCIANO, Question Mark and Triangle Design, a stylized G and a stylized M, GUESS Kids, Baby GUESS, YES, G by GUESS, GbG, GUESS by MARCIANO and Gc. As of February 1, 2025, we had over 5,500 trademarks in the United States. and internationally registered trademarks or trademark applications pending with the trademark offices in over 180 countries around the world, including the United States. From time-to-time, we adopt new trademarks in connection with the marketing of our product lines. We consider our trademarks to have significant value in the marketing of our products and act aggressively to register and protect our trademarks worldwide. We also hold a 50% interest in a joint venture with WHP Global, as described above, in which we license the intellectual property of rag & bone to manufacture licensed products worldwide and to sell licensed products in specified territories in exchange for our payment of a royalty fee.
Like many well-known brands, our trademarks are subject to infringement. We have staff devoted to the monitoring and aggressive protection of our trademarks worldwide.
Seasonality
Our business is impacted by the general seasonal trends characteristic of the apparel and retail industries. The retail operations in the Americas and Europe are generally stronger during the second half of the fiscal year, and the wholesale operations in the Americas generally experience stronger performance from July through

November. The European wholesale businesses operate with two primary selling seasons: the Spring/Summer season and Fall/Winter season. Generally, the Spring/Summer season is from April to September, which ships from November to April, and the Fall/Winter season is from November to March, which ships from May to October. We may take advantage of early-season demand and potential reorders in our European wholesale business by offering a pre-collection assortment which ships at the beginning of each season. Customers retain the ability to request early shipment of backlog orders or delay shipment of orders depending on their needs.
Human Capital
Since our founding, we have been a company that welcomes all, both within our own operations and in our supply chain. As of February 1, 2025, with an inclusive culture and a commitment to empowering our people, we provide opportunities for approximately 13,000 associates, both full and part-time, consisting of approximately 4,500 in the United States and 8,500 internationally. From our innovative product designers and developers working behind the scenes, to our dynamic retail store associates—and everyone in between—we are committed to making sure their voices are valued, ideas are elevated, and excellence is rewarded.
Workplace Culture
Our longstanding commitment to workplace inclusion comes to life each day as we work together to maintain a fair and equitable workplace. Our aim is for all GUESS? associates to feel comfortable and safe bringing their whole selves to work and contributing fully to our shared success. Building on the example set by the Marciano brothers and their belief that a dynamic organization was a strong and creative one, for over 40 years, we have created a rich, vibrant culture that respects, and benefits from, different personal attributes, backgrounds, ideas, and perspectives.
Our expectations of everyone at GUESS? to support a welcoming workplace are spelled out in the GUESS?, Inc. Code of Ethics. We expect all at GUESS? to promptly report and investigate concerns about possible discrimination, as appropriate, and to facilitate this, we maintain an open-door policy that fosters honest and open communication. GUESS? associates are encouraged to discuss work-related concerns or issues with their manager, department head, Human Resources, or Executive Management without fear of repercussion. In addition, our global whistle-blower hotline allows associates to report concerns about unethical behavior or other potential conflicts.
Learning and Development
We are committed to the growth and development of our employees and offer a wide range of training programs for all levels. In addition to receiving ongoing on-the-job training and coaching, our employees can build skills and prepare for the future through our HR training portal. In fiscal 2025, we continued to add new courses and trainings, many of which focus on personal development skills, as well as additional workplace education. We also support learning beyond our walls by providing access to tools such as LinkedIn learning. These collective learning and development programs help foster career mobility for our employees, while simultaneously allowing us to fill open positions with existing employees who know our company best.
Employee Safety and Well-Being
We are committed to the safety, health, and overall well-being of each of our employees and their families, providing a wide array of physical, emotional and social support. Our GUESS Wellness 360 online portal in the United States offers our employees physical and mental wellness support using challenges, contests, and prizes.
Compensation and Benefits
We are committed to providing competitive compensation and benefits to attract and retain a talented workforce. We are also committed to maintaining pay parity throughout our organization, conducting annual assessments. We offer a wide array of both employer-paid and employee-paid benefits to support our employees’ overall financial, physical, and mental well-being, including, but not limited to, healthcare, retirement savings, paid time off, temporary leave, and flexible work arrangements. We also provide our employees a merchandise discount on most of our products.

Sustainability and Climate Change
In fiscal 2024, we released an ESG Interim Report (the “Interim Report”) to provide our stakeholders with updated information on key ESG metrics for fiscal 2024.
This Interim Report highlights the steps we have taken and our progress toward achieving the goals outlined in our ACTION GUESS Strategy, which is designed to drive meaningful improvements across our operations and strengthen our commitment to responsible business practices. The report provides information about our current and future activities which includes, among others, reducing greenhouse gas (“GHG”) emissions with Science Based Targets, transitioning to more sustainable and recycled materials, and continuing our commitment to circular fashion. By publishing this Interim Report, we aim to maintain transparency, foster accountability, and actively engage our stakeholders in our journey toward a more sustainable future.
The Interim Report is available at http://sustainability.guess.com. We plan to release our next ESG report in fiscal 2026, covering fiscal 2024 and fiscal 2025, which will also be available on our website at the foregoing link. This site provides information on our policies, social impact and environmental programs, as well as our sustainability strategy, data and reporting. The information contained on, or that may be accessed through, our websites is not incorporated by reference into, and is not a part of, this Annual Report.
Strengthening Sustainability Oversight
We are committed to good governance and sustainability oversight at every level, ethics in every business facet, and transparency in sustainability reporting. During fiscal 2025, we further engaged with our Board of Directors on ESG priorities, risks, and opportunities. We continue to promote ethical practices in all of our operations and businesses, both with internal personnel and external business partners, and all of our directors, officers, and associates are held to our Code of Ethics.
In fiscal 2025, we published our ESG Governance and Human Rights Policies to reinforce our commitment to good governance, sustainability oversight at all levels, ethical practices in every aspect of our business, accountability, and full transparency in our sustainability reporting.
Additionally, in our ACTION GUESS strategy, we committed to connecting ESG priorities with business performance incentive and evaluation metrics. Our Sustainability and ESG Team aims to embed environmental and social responsibility into decision-making processes. In addition, we have implemented a rigorous internal auditing program, covering our sustainability metrics and performance data with the goal of providing complete, accurate, and balanced ESG reporting. Since fiscal 2020, we continued to undergo a third-party reasonable assurance examination indicating our sustainability report was prepared in accordance with the GRI, SASB and GHG Protocol.
Protecting Our Environment
We are committed to protecting our environment and addressing climate change issues through product responsibility, water stewardship, and GHG emissions reduction. Lifecycle analyses have shown that fiber and fabric production make up about half of our apparel’s environmental impact. To that end, we have been working with our vendors to incorporate more sustainable materials and practices such as an increased use of preferred fibers (fibers with a lower impact compared to regular ones) and avoiding harmful processes and embellishments, as well as incorporating innovative production methods that reduce water and chemical consumption. By setting sustainability goals to increase use of responsible materials and promote circular fashion, and by following the GUESS ECO material sourcing guide, we sourced over 25% preferred materials across all brands within our apparel product portfolios in the Americas and Europe in fiscal 2025.
As part of our commitment to protect our environment, we aim for our use of animal-derived material in our products to uphold our commitment to the ethical and humane treatment of animals. Through the GUESS Animal Welfare Policy, guided by international best practices in accordance with “The Five Freedoms for Animal Welfare” by the Farm Animal Welfare Council, our suppliers are prohibited from using any fur, mohair, angora, exotic leather or any other parts from vulnerable, endangered, or wild-caught species. The use of feathers and downs or other animal derived hair is subject to limitation and use with caution.

Historically, denim production factories require the use of many chemicals, which could impact a factory’s wastewater discharge. In fiscal 2019, we established the GUESS Water Action Plan to address each phase of the denim lifecycle to prioritize water savings and improve water quality while providing water education and community engagement. With our commitments in adopting water-saving denim technology and managing environmental impacts in our supply chain, over 50% of our denim from apparel main line within our product portfolios in the Americas and Europe meets our GUESS ECO guidelines and approximately 100% of our key denim suppliers completed the Higg Facility Environmental Module survey.
Our strategy in managing GHG emissions includes meeting our carbon footprint goals and setting Science Based Targets. We are now pursuing our Science Based Targets for GHG emissions, which were approved by the Science Based Targets Initiative in fiscal 2021. We remain committed to a 50% reduction of absolute Scope 1 and 2 emissions, as well as an ambitious 30% reduction of absolute Scope 3 emissions by 2030. In fiscal 2024, we continued purchasing renewable energy, solar and wind credits in the Americas, Europe and Asia, equivalent to power approximately 35% of our stores globally. We replicated the same in fiscal 2025 while working on a long-term strategy to reduce our GHG emissions. We will also continue implementing a variety of energy efficiency and renewable energy strategies and working with our key vendors to implement energy efficiency and renewable energy plans.
In fiscal 2025, we released our Statement of Greenhouse Gas (GHG) Emissions for fiscal 2024 (the “Statement”). The Statement highlights our progress toward the emissions targets set in our Strategy, reinforcing our dedication to minimizing environmental impact and advancing a low-carbon future. The Statement of Greenhouse Gas (GHG) Emissions is available at http://sustainability.guess.com.
Government Regulations
As a company with global operations, we are subject to various federal, state, local and foreign laws, regulations and ordinances. Compliance with these laws, regulations and ordinances has not had, and is not expected to have, a material impact on our earnings, competitive position or capital expenditures.
Website Access to Our Periodic SEC Reports
Our investor website can be found at http://investors.guess.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished to the SEC pursuant to Section 13(a) or 15(d) of the Exchange Act, are available at our investor website, free of charge, as soon as reasonably practicable after we electronically file them with, or furnish them to, the SEC. The SEC also maintains an internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC (http://www.sec.gov), including us. In addition, the charters of our Board of Directors’ Audit, Compensation and Nominating and Governance Committees as well as the Board of Directors’ Governance Guidelines and our Code of Ethics are posted on our investor website.
We have included our Internet website addresses throughout this filing as textual references only. The information contained within these websites is not incorporated into this Annual Report.
ITEM 1A.    Risk Factors.
You should carefully consider the following factors and other information in this Annual Report. Additional risks which we do not presently consider material, or of which we are not currently aware, may also have an adverse impact on us. The information discussed below is at the time of this filing. This section contains forward looking statements. Please also refer to the section titled “Important Factors Regarding Forward-Looking Statements” of this Annual Report.
Risks Related to Operating a Global Business
Our business is global in scope and can be impacted by factors beyond our control.
As a result of our large and growing international operations, we face the possibility of greater losses from risks inherent in doing business in international markets and from factors beyond our control. Such factors that could harm our results of operations and financial condition include, among other things: (i) fluctuations in the value of the dollar against foreign currencies; (ii) additional or increased customs duties, tariffs, taxes and other charges on imports or exports; (iii) adoption of additional or revised quotas, restrictions or regulations relating to imports or exports; (iv) political instability, war or acts of terrorism, which disrupt trade with the countries where we operate or in which our contractors, suppliers or customers are located and increase our supply chain costs; (v) recessions and volatility in domestic and foreign economies; (vi) reduced global demand in our industry resulting in the closing of manufacturing facilities; (vii) challenges in managing dispersed foreign operations; (viii) local business practices that do not conform to our legal or ethical guidelines; (ix) anti-American sentiment in foreign countries where we operate resulting from actual or proposed changes to U.S. immigration and travel policies or other factors; (x) delays in receipts due to our distribution centers as a result of labor unrest, increasing security requirements or other factors at U.S. or other ports; (xi) increased difficulty in protecting our intellectual property rights in foreign jurisdictions; (xii) social, labor, legal or economic instability in the foreign markets in which we do business, which could influence our ability to sell products in, or distribute products from, these international markets; (xiii) restrictions on the transfer of funds between the U.S. and foreign jurisdictions; (xiv) our ability and the ability of our international retail store licensees, distributors and joint venture partners to locate and continue to open desirable new retail locations; (xv) restrictions on the repatriation of funds held internationally and (xvi) natural disasters or public health crises in areas in which our contractors, suppliers, or customers are located.
Further, our international presence means we are subject to certain U.S. laws, including the Foreign Corrupt Practices Act (“FCPA”), as well as the laws of the foreign countries in which we operate, including data privacy laws. If any of our international operations, or our employees or agents, violates such laws, we could become subject to sanctions or other penalties that could negatively affect our reputation, business and operating results.
Currency fluctuations could adversely impact our financial condition, results of operations and earnings.
Since the majority of our international operations are conducted in currencies other than the U.S. dollar (primarily the euro, British pound, Canadian dollar (CAD), Chinese yuan, Japanese yen, Korean won, Mexican peso, Polish zloty, Russian rouble and Turkish lira), currency fluctuations can have a significant impact on the translation of our international revenues and earnings (loss) into U.S. dollars. These amounts could be materially affected by the strengthening of the U.S. dollar, negatively impacting our results of operations, earnings and our ability to generate revenue growth. Furthermore, our products are typically sourced in U.S. dollars and the cost of these products may be affected by changes in the value of the applicable local currencies. Changes in currency exchange rates may also affect the U.S. dollar value of the foreign currency denominated prices at which our international businesses sell products. Our future financial results could be significantly affected by the value of the U.S. dollar in relation to the foreign currencies in which we conduct business and the speed at which these fluctuations occur. For example, economic sanctions imposed in response to Russia’s invasion of Ukraine, and subsequent downgrades by Fitch and Moody’s of Russia’s sovereign debt to “junk” status, have resulted in record lows of the Russian rouble against the U.S. dollar. If the U.S. dollar strengthens relative to the respective fiscal 2025 foreign exchange rates, foreign exchange could negatively impact our revenues and operating results, as well as our international cash and other balance sheet items during fiscal 2026, particularly in Europe (primarily with the euro, British pound, Turkish lira and Russian rouble), Canada and Mexico.
Although we hedge certain exposures to changes in foreign currency exchange rates, we cannot assure you that foreign currency fluctuations will not have a material adverse effect on our financial condition or results of operations. Furthermore, since some of our hedging activities are designed to reduce volatility of fluctuating exchange rates, they not only reduce the negative impact of a stronger U.S. dollar, but they also reduce the positive impact of a weaker U.S. dollar. In addition, while our foreign currency hedges are designed to reduce volatility over the forward contract period, these contracts can create volatility during the period. The degree to which our financial results are affected for any given time period will depend in part upon our hedging activities.
Abnormally harsh or unseasonable weather conditions, including as a result of climate change or power outage, could have a material adverse impact on our sales, inventory levels and operating results.
Extreme weather conditions in areas in which our retail stores and wholesale doors are located, particularly in markets where we have a concentration of locations, could adversely affect our business. For example, heavy snowfall, rainfall, wildfires or other extreme weather conditions, such as hurricanes or deep freezes, sometimes makes it difficult or less desirable for our staff and customers to travel to our stores. If these disruptions are widespread or extend for long periods, our sales and profitability could be materially adversely affected. Our business is also susceptible to unseasonable weather conditions, including conditions resulting from climate change. For example, extended periods of unseasonably warm or prolonged periods of unseasonably cold temperatures during the winter season or cool weather during the summer season could render a portion of our inventory incompatible with those unseasonable conditions. Reduced sales from extreme or prolonged unseasonable weather conditions could have a material adverse effect on our results of operations, financial condition and cash flows.
Our results of operations could be affected by natural events in the locations in which we or our customers or suppliers operate.
Our corporate headquarters, as well as other key operational locations, including retail, distribution and warehousing facilities, are in areas subject to natural events such as severe weather and geological events or public health crises that could disrupt our operations. Many of our suppliers and customers also have operations in these locations. The occurrence of such natural events may result in sudden disruptions in business conditions of the local economies affected, as well as of the regional and global economies. Such disruptions have resulted in and could in the future result in store closures, decreased demand for our products and disruptions in our management functions, sales channels and manufacturing and distribution networks, which could have a material adverse effect on our business, financial condition and results of operations.
Future changes to U.S. income tax or trade policies impacting multi-national companies, including tariffs, could materially affect our financial condition and results of operations.
A significant portion of our product sales are generated outside of the United States. In fiscal 2025, approximately 72% of our consolidated net product sales were generated by sales from outside of the United States. In the long-term, we anticipate these international revenues will continue to grow as a percentage of our total business. The current political landscape has introduced greater uncertainty with respect to future income tax and trade regulations for U.S. companies with significant business and sourcing operations outside the United States. For example, economic sanctions and export controls targeting Russia as a result of its invasion of Ukraine, although not significantly disrupting our sales to date, could adversely impact our operations if additional economic sanctions or export controls are imposed. For further information regarding the risks we face relating to Russia’s invasion of Ukraine, refer to “—Our business may also be affected by existing or future economic sanctions and export controls targeting Russia and other responses to Russia's invasion of Ukraine.”
The United States has recently announced changes to U.S. trade policy, including increasing tariffs on imports, in some cases significantly, and potentially renegotiating or terminating existing trade agreements. For example, on April 2, 2025, the United States announced a new universal baseline tariff of 10%, plus an additional country-specific tariff for select trading partners, on all U.S. imports. Tariffs have the potential to significantly raise the cost of our products. Additionally, retaliatory tariffs imposed by other countries on U.S. exports could adversely impact demand for our products in international markets. In such a case, there can be no assurance that we will be able to shift manufacturing and supply agreements to non-impacted countries, including the United States, to reduce the effects of the tariffs. As a result, we may suffer margin erosion or be required to raise our prices, which may result in the loss of customers, negatively impact our results of operations, or otherwise harm our business. In addition, the imposition of tariffs on products that we export to international markets could make our products more expensive compared to those of our competitors if we pass related additional costs on to our customers, which may also result in the loss of customers, negatively impact our results of operations, or otherwise harm our business. We cannot predict future trade policy and regulations in the United States and other countries, the terms of any renegotiated trade agreements or treaties, or tariffs and their impact on our business. A trade war could have a significant adverse effect on world trade and the world economy. Uncertainty surrounding international trade policy and regulations as well as disputes and protectionist measures could also have an adverse effect on consumer confidence and spending.
During fiscal 2025, we sourced most of our finished products with partners and suppliers outside the United States, primarily in China, and we continued to design and purchase fabrics globally. While we have been reducing our dependency on China sourcing, particularly for our U.S. business, and mitigating tariff-related risks, the ongoing economic conflict between the United States and China and the additional tariffs announced on April 2, 2025 have resulted in increased tariffs being imposed on goods we import from China. We cannot predict whether, and to what extent, there may be changes to international trade agreements, such as those with China, or whether, or to what extent, quotas, duties, additional tariffs, exchange controls or other restrictions will be changed or imposed by the United States or by other countries. Continued changes in the trade relationship between the United States and China, including any new restrictions imposed on U.S. companies that do business in China or other changes that lead to restrictions on our ability to do business in China, may impact our ability to receive raw materials or finished goods from our third-party suppliers. If we or our vendors or product licensees are unable to obtain raw materials or finished goods from the countries where we or they wish to purchase them, either because of such regulatory changes or for any other reason, or if the cost of doing so should increase, it could have a material adverse effect on our results of operations and financial condition.
Errors in our assumptions, estimates and judgments related to tax matters, including those resulting from regulatory reviews, could adversely affect our financial results.
We are subject to routine tax audits on various tax matters around the world in the ordinary course of business (including income tax, business tax, customs duties, sales and use tax, and value added tax (“VAT”) matters). We regularly assess the adequacy of our uncertain income tax positions and other reserves, which requires a significant amount of judgment. Although we accrue for uncertain income tax positions and other regulatory audits, negotiations with taxing and customs authorities may lead to adjustments in excess of our accruals, resulting in liabilities for additional taxes, duties, penalties and interest. During the quarter ended October 30, 2021, we completed an intra-entity transfer of intellectual property rights from a U.S. entity to a wholly-owned Swiss subsidiary to more closely align our intellectual property rights with our business operations. The transactions resulted in a U.S. income tax expense that was substantially offset by the recognition of a deferred income tax asset in the Swiss subsidiary. We cannot be certain that this transfer will not lead to any unanticipated income tax consequences which could harm our financial results. In addition, the income tax impact to us in connection with an intra-entity intellectual property transfer depends on the fair value determination of the intellectual property rights which determination requires management to make significant estimates and to apply complex tax regulations in multiple jurisdictions. Tax authorities may challenge our fair value determinations which could adversely impact the income tax benefits we expect to realize as a result of the transfer. Refer to “Note 13 - Income Taxes” of the notes to our consolidated financial statements included in this Annual Report for disclosures about our income tax matters, including reserves for uncertain tax positions.
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
We are subject to income taxes in the United States and numerous foreign jurisdictions. Income tax laws, regulations and administrative practices in various jurisdictions may be subject to significant change. We record income tax expense based on our estimate of future payments, which includes reserves for uncertain tax positions in multiple tax jurisdictions and requires significant judgment in evaluating and estimating our provision and accruals. Our effective income tax rate in the future could be affected by a number of other factors, including: the outcome of income tax audits in various jurisdictions, changes in our stock price, the resolution of uncertain tax positions, changes in tax law, such as the potential expiration of the 2017 Tax Cuts and Jobs Act in December 2025, and changes in our operating structure. We and our subsidiaries are engaged in intercompany transactions across multiple tax jurisdictions. Although we believe these transactions reflect arm’s length terms and the proper transfer pricing documentation is in place, these transfer pricing terms and conditions may be scrutinized by local tax authorities during an audit and any resulting changes may impact our mix of earnings in countries with differing statutory tax rates. In addition, the relative amount of our foreign earnings, including earnings being lower than anticipated in jurisdictions where we have lower statutory rates and higher than anticipated in jurisdictions where we have higher statutory rates, as well as losses in jurisdictions where we are unable to realize the related tax benefits, can create volatility in our effective income tax rate. In particular, the income tax benefits associated with our transfer of intellectual property to our wholly-owned Swiss subsidiary during the quarter ended October 30, 2021 are sensitive to future profitability and taxable income in Switzerland, audit assessments and changes in applicable tax law. Any one of these factors could adversely impact our income tax rate and our profitability and could create ongoing variability in our quarterly or annual tax rates.
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
Our business may also be affected by existing or future economic sanctions and export controls targeting Russia and other responses to Russia's invasion of Ukraine.
As a result of Russia’s invasion of Ukraine, the United States, in coordination with the United Kingdom and the European Union, among others, implemented economic sanctions and export controls targeting Russia, Belarus and Russian-controlled regions of Ukraine (Crimea, Donetsk, Kherson, Luhansk and Zaporizhzhia). These measures include: (i) blocking sanctions prohibiting dealings with various Russian senior government officials and companies in various sectors important to the Russian economy, including major Russian financial institutions; (ii) expanded sectoral sanctions related to designated Russian entities’ ability to raise capital; (iii) the disconnection of certain Russian and Belarusian banks from the Society for Worldwide Interbank Financial Telecommunication (“SWIFT”) financial messaging network; (iv) a ban on new investment in Russia; (v) a ban on the provision of certain services in Russia in the areas of accounting, trust formation, management consulting, quantum computing, petroleum and in relation to the maritime transport of Russian-origin crude oil and petroleum products; (vi) bans on the import into the United States of certain Russian origin products, including various energy products; (vii) bans on the conduct of business or investment activity in the Russian-controlled Crimea, Donetsk, Kherson, Luhansk and Zaporizhzhia regions of Ukraine; and (viii) restrictions on the export of various products to Russia and Belarus, including certain dual-use industrial and commercial products and luxury goods. Additionally, certain logistics operators have imposed bans on direct air deliveries to Russia and restrictions on land deliveries to and from Russia, Belarus and Ukraine, none of which have had a material impact on our operations to date.
We are currently operating in Russia through wholesale and retail channels, and we have immaterial wholesale operations through local wholesale partners in Belarus and Ukraine. Our operations in Russia are operated primarily through Guess? CIS, LLC (“Guess CIS”), a wholly-owned Russian subsidiary. Guess CIS currently operates 45 retail stores in Russia and acts as a distributor for our wholesale partners in Russia. We also operate in Russia through other local wholesale partners where customers can either buy directly in store or online. Prior to February 2022, we also sold directly to retail customers in Ukraine and Belarus through our European online store. The local distributor through which we operate in Ukraine does not operate in the Russian-controlled Crimea, Donetsk, Kherson, Luhansk or Zaporizhzhia regions of Ukraine.
Our operations in Russia, Belarus and Ukraine represented less than 4% of the Company’s total revenue for fiscal 2025, with our operations in Russia comprising over 90% of this total revenue. As of February 1, 2025, our total assets in Russia, all of which are held by Guess CIS, represented slightly less than 2% of our total assets, consisting primarily of leasehold right of use assets, store inventory, furnishings and fixtures and receivables. We only maintain inventory in Russia in an amount sufficient for operating our Russian retail stores. We do not maintain inventory or hold any other significant assets in Belarus or Ukraine. We do not rely, directly or indirectly, on goods sourced in Russia, Belarus or Ukraine. Other than such labor and services necessary to conduct our direct operations in Russia in the ordinary course of business, we do not rely, directly or indirectly, on services sourced in Russia, Belarus or Ukraine.
The imposition of the current or possible future additional export controls and economic sanctions on transactions with Russia and Russian entities or retaliatory actions by the Russian government, could limit or prevent us from (i) operating all or a portion of our business in Russia, (ii) performing under existing contracts involving our Russia business or (iii) pursuing new business opportunities or maintaining adequate insurance coverage to protect our products and facilities in Russia. Additionally, the war in Ukraine could disrupt the operations of our distributor in that region and surrounding regions. Any of the foregoing could adversely affect our business, supply chain, partners or customers. In addition, the war between Russia and Ukraine could lead to disruption, instability and volatility in global markets and industries that could negatively impact our operations. The scope of the impact of economic sanctions, export controls and the ongoing war in Ukraine is impossible to predict at this time and could have an adverse impact on our business.
Risks Related to our Business Strategy
If we fail to successfully execute growth initiatives, including completion or integration of acquisitions and alliances, our business and results of operations could be harmed.
We regularly evaluate strategic acquisitions and alliances and pursue those that we believe will support and contribute to our overall growth initiatives and/or will leverage our global infrastructure and network of licensees and wholesale partners. For example, in April 2024, we, along with WHP Global, acquired lifestyle apparel and accessories brand rag & bone, with Guess? owning all of the rag & bone operating assets and Guess? and WHP Global jointly owning rag & bone’s intellectual property.
Any such efforts may place increased demands on our managerial, operational and administrative resources that could prevent or delay the successful opening of new stores and the identification of suitable licensee partners, adversely impact the performance of our existing stores and adversely impact our overall results of operations. In addition, acquired businesses and additional store openings may not provide us with increased business opportunities as consumer preferences for in-person shopping has shifted to online shopping, or result in the growth we anticipate, particularly during economic downturns. Furthermore, integrating acquired operations (including existing licensees or joint venture partners) is a complex, time-consuming and expensive process. We may not be able to successfully integrate acquired personnel, operations and technologies, or effectively manage the combined business following an acquisition. We also may not achieve the anticipated benefits from such acquisitions. Failing to acquire and successfully integrate complementary businesses, or to achieve the business synergies or other anticipated benefits of acquisitions or joint ventures, could materially adversely affect our business and results of operations.
We may fail to realize the benefits expected from our acquisition of rag & bone, and we may not be successful in our strategic partnership with WHP Global, which could adversely affect our business and stock price.
The anticipated benefits from our acquisition of rag & bone and our partnership with WHP Global may not materialize as expected, including our plans with respect to rag & bone’s intellectual property and expanding the brand’s product lines and market internationally. Our management team has limited experience in integrating acquisitions, including addressing the challenges of integrating management teams, strategies, cultures and organizations of two companies. Additionally, our plans for an expansion of rag & bone’s global presence depends on our ability to successfully deploy capital and consumers in international markets responding positively to such product. Further, our management team’s experience monetizing and managing Guess’ existing intellectual property and expanding Guess’ brands internationally may not translate to the rag & bone business. We may fail to achieve the expected benefits of the acquisition and partnership, we may experience unanticipated challenges or delays, and the integration or expansion may prove to be more costly than anticipated. Even if successful, the integration of rag & bone has and may continue to divert management’s attention and other resources away from our existing operations and other opportunities. If we do not realize the intended benefits of the rag & bone acquisition or if the acquisition fails to generate expected financial results, our business may suffer.
Although we have a 50% ownership interest in the joint venture that owns rag & bone’s intellectual property, WHP Global has a controlling voting interest in the joint venture and therefore has ultimate control over rag & bone’s intellectual property, subject to our license agreement with the joint venture.
We have invested, and expect to continue to invest, a substantial amount of time, resources and efforts in connection with our joint venture with WHP Global, which may divert resources away from our other initiatives and operations. These efforts may not result in additional products, efficiencies or revenues for our Company, which could adversely affect our business, operating results and financial condition.

If we do not successfully manage the challenges associated with the acquisition and partnership, we may not achieve the anticipated benefits of either or both of the acquisition or partnership. Moreover, we may not be able to achieve our expected synergies without increases in costs or other difficulties.
We face risks associated with our joint ventures and strategic partnership investments.
We have entered, and may in the future enter, into joint ventures and strategic partnerships, including our joint venture with WHP Global. Although we take steps to carefully select our partners, such arrangements may not be successful. These joint ventures and investments involve risks that our joint venture or strategic investment partners may:
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
In certain cases, including in the case of our joint venture with WHP Global, joint ventures and strategic partnership investments may present us with a lack of ability to fully control all aspects of their operations, including due to veto rights. We also may not have full visibility or influence with respect to all operations, customer or vendor relations, compliance practices, or other important business processes.
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
Failure to successfully develop, open and manage new stores and new store design concepts could adversely affect our business and our results of operations.
New store openings and new store design concepts have historically been an important part of the growth of our business. To open and operate new stores successfully, we must: (i) identify desirable locations, the availability of which is out of our control; (ii) negotiate acceptable lease terms, including desired tenant improvement allowances; (iii) efficiently build and equip the new stores; (iv) source sufficient levels of inventory to meet the needs of the new stores; (v) hire, train and retain competent store personnel; (vi) successfully integrate the new stores into our existing systems and operations; and (vii) satisfy the fashion preferences of customers in the new geographic areas.
Any challenge in our ability to adequately address these development steps could delay our store openings, prevent us from completing our store opening plans or hinder the operations of stores we open or acquire. These challenges could be even more pronounced in foreign markets due to unfamiliar local regulations, business conditions and other factors. Once open, we cannot be sure that our new stores will be profitable. Unfavorable economic and business conditions and changing consumer preferences could also interfere with our store opening plans.
In addition, the introduction and growth or maintenance of new store design concepts as part of our growth and productivity strategies could strain our financial and management resources and are subject to a number of other risks, including customer acceptance, product differentiation, competition and maintaining desirable locations. These risks may be compounded during difficult economic climates or future economic downturn. There can be no assurance that new store designs will achieve or maintain sales and profitability levels that justify the required investments. If we are unable to successfully develop new store designs, or if consumers are not receptive to the products, design layout, or visual merchandising, our results of operations and financial results could be adversely affected. In addition, the failure of new store designs to achieve acceptable results could lead to unplanned store closures and/or impairment and other charges, which could adversely affect our results of operations and growth.
We may not fully realize expected cost savings and/or operating efficiencies related to cost-saving initiatives.
We have identified several areas that present opportunities for future cost savings and efficiencies, including improved working capital management, distribution, systems integration and development, supply chain, logistics, retail store rent relief efforts, store closure opportunities and other initiatives, based on a number of assumptions and expectations which, if achieved, would improve profitability and cash flows from operating activities. However, there can be no assurance the expected results will be achieved. These and any future spend reductions, if any, may also negatively impact other initiatives or efforts to grow our business, which may negatively impact future results of operations and increase the burden on existing management, systems and resources. In addition, these cost savings may be negated or offset by unexpected or increased costs and poorer performance in other areas of the business.
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
As e-commerce sales continue to grow and evolve, our customers increasingly interact with us through a variety of media, including smart phones and tablets, and expect seamless integration across all touchpoints. Our success depends on our ability to respond to shifting consumer traffic patterns and ability to engage our customers.
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
In addition, digital operations are subject to numerous risks, including reliance on third-party computer hardware, software and service providers, data breaches, violations of state, federal or international laws, including those relating to online privacy, credit card fraud, telecommunication failures, electronic break-ins and similar disruptions, and disruption of internet service. Changes in U.S. or foreign regulations may also negatively impact our ability to deliver product to our customers. Failure to successfully respond to these risks may adversely affect sales as well as damage the reputation of our brands.
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
There are a number of other factors that could contribute to reduced levels of consumer spending, such as increases in interest rates, currency fluctuations, inflation, unemployment, consumer debt levels, inclement weather, tax, net worth reductions based on market declines or uncertainty, energy prices and austerity measures. Similarly, natural disasters, labor unrest, actual or potential terrorist acts, public health crises, global trade, immigration policies, geopolitical unrest and other conflicts can also create significant instability and uncertainty in the world, causing consumers to defer purchases and travel, or prevent suppliers and service providers from providing required services or materials to us. These or other factors, including to the extent they result in a decline in consumer spending, could materially and adversely affect our business, prospects, operating results, financial condition and cash flows.
Significant fluctuations and volatility in the price of various input costs, including, but not limited to, cotton and oil-related materials, utilities, fuel, freight and wages may have a material adverse effect on our business, results of operations, financial condition and cash flows.
Inflation can have a long-term impact on us because increasing input costs may impact our ability to maintain satisfactory margins. For example, over the past few years we have experienced significant inflation in labor, materials and shipping costs. The cost of the materials that are used in our manufacturing process, such as oil-related commodity prices and other raw materials, including cotton, dyes and chemicals, and other costs, such as fuel, energy and utility costs, can fluctuate as a result of inflation, supply chain disruptions, including due to the ongoing wars in Ukraine and Gaza, the Red Sea crisis, and other factors. Similarly, a significant portion of our products are manufactured in other countries and declines in the value of the U.S. dollar may result in higher manufacturing costs. In addition, sudden decreases in the costs for materials may result in the cost of inventory exceeding the cost of new production, which could result in lower profitability, particularly if these decreases result in downward price pressure. Furthermore, any price increases to mitigate inflationary pressures has in the past and could in the future lower consumer demand for our products. If, in the future we incur volatility in the costs for materials, labor and freight that we are unable to offset through price adjustments or improved efficiencies, or if our competitors’ unwillingness to follow our price changes results in downward price pressure, our business, results of operations, financial condition and cash flows may be adversely affected.
Fluctuations in the price or availability of quality raw materials and commodities could increase costs and negatively impact profitability.
The raw materials used to manufacture our merchandise are subject to availability constraints and price volatility caused by high demand for fabrics, currency fluctuations, crop yields, weather patterns, climate change, supply conditions and supply chain disruptions, government regulations (including tariffs), labor conditions, including port strikes, energy costs, transportation or freight costs, economic climate, public health crises, market speculation and other unpredictable factors. Negative trends in any of these conditions or our inability to appropriately project fabric requirements have at times in the past and could in the future increase costs and negatively impact profitability.
We are subject to risks associated with public health crises, including pandemics, epidemics, and other outbreaks of contagious diseases.
We are subject to risks associated with public health crises. For example, the COVID-19 pandemic had a material adverse effect on our business. Other future public health crises, including any future outbreaks of contagious diseases, could have a similar material adverse impact on our business. Financial and operational impacts that we experienced in connection with the COVID-19 pandemic, and may experience as a result of future outbreaks or other public health crises, include:
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
Depending on the severity of such financial and operational impacts, our business, financial condition, and results of operations may be materially adversely impacted. The extent to which any future public health crises may impact our business, results of operations, and financial condition depends on many factors which are highly uncertain and are difficult to predict. These factors include, but are not limited to, the duration and spread of any outbreak, its severity, the actions to contain or address the impact of the outbreak, the timing, distribution, and efficacy of vaccines and other treatments, U.S. and foreign government actions to respond to possible reductions in global economic activity, and how quickly and to what extent normal economic and operating conditions can resume.
Risks Related to Brand Reputation, Relevance and Protection
Demand for our merchandise may decrease and the appeal of our brand image may diminish if we fail to identify and rapidly respond to consumers’ fashion tastes and shopping preferences.
The apparel industry is subject to rapidly evolving fashion trends and shifting consumer demands. Accordingly, our brand image and profitability are heavily dependent upon the priority that our customers place on fashion and our ability to anticipate, identify and capitalize upon emerging fashion trends. If we fail to anticipate, identify or react appropriately, or in a timely manner, to fashion trends (including as a result of our recent shift to a single global line of apparel), we could experience reduced consumer appeal and a diminished brand image. These factors could result in higher wholesale markdowns, lower average unit retail prices, lower product margins and decreased sales volumes and could have a material adverse effect on our results of operations and financial condition.
In addition, our customers have become increasingly technologically savvy and expect a seamless omni-channel experience regardless of whether they are shopping in stores or online. Innovation by existing or new competitors could alter the competitive landscape by improving the customer experience and heightening customer expectations or by transforming other aspects of their business through new technologies, such as AI. If we are unable to develop and continuously improve our technologies, the efforts of which typically require significant capital investments, we may not be able to provide a convenient and consistent experience to our customers, which could negatively affect our ability to compete with other retailers and could result in diminished loyalty to our brands, which could adversely impact our business.
Our inability to protect our reputation could have a material adverse effect on our brand.
Our ability to maintain our reputation is critical. Our reputation could be jeopardized if we or our third-party providers fail to maintain high standards for merchandise quality and integrity. Any negative publicity about these types of concerns may reduce demand for our merchandise. Failure by us or our third-party providers to comply with ethical, social, product, labor, health and safety or environmental standards could also jeopardize our reputation and potentially lead to adverse consumer actions, including boycotts. Such failures could also impact investment decisions by investors, including some large institutional investors and funds, which could negatively impact our stock price. With the increased proliferation of social media, public perception about products, business practices, stores or brand, whether justified or not, could impair our reputation, involve us in litigation, damage our brand and have a material adverse effect on our business. Additionally, actions taken by our employees, representatives or individuals that we partner with, such as brand representatives, influencers or our associates, that fail to represent our brand in a manner consistent with our brand image, whether through our social media platforms or their own, could harm our brand reputation and materially impact our business. Failure to comply with local laws and regulations, to maintain an effective system of internal controls or to provide accurate and timely financial information could also hurt our reputation. Damage to our reputation or loss of consumer confidence for any of these or other reasons could have a material adverse effect on our results of operations and financial condition, as well as require additional resources to rebuild our reputation.
We depend on our intellectual property, and our methods of protecting it may not be adequate.
Our success and competitive position depend significantly upon our trademarks and other proprietary rights. We take steps to establish and protect our trademarks worldwide. Any precautions we may take to protect our intellectual property, such as policing unauthorized use of our intellectual property is difficult, expensive and time consuming. We may be unable to adequately protect our intellectual property or to determine the extent of any unauthorized use, particularly in those foreign countries where the laws do not protect proprietary rights as fully as in the United States. We also place significant value on our trade dress and the overall appearance and image of our products. However, we cannot assure you that we can prevent imitation of our products by others or prevent others from seeking to block sales of GUESS? products for purported violations of their trademarks and proprietary rights. We also cannot assure you that others will not assert rights in, or ownership of, trademarks and other proprietary rights of GUESS?, our proprietary rights would be upheld if challenged or we would, in that event, not be prevented from using our trademarks, any of which could have a material adverse effect on our financial condition and results of operations. Further, we could incur substantial costs in legal actions relating to our use of intellectual property or the use of our intellectual property by others.
Failure to appropriately address emerging ESG matters, or our focus on particular ESG matters over others, could have a material adverse impact on our reputation and, as a result, our business.
There has been an increased focus from investors, customers, associates, business partners and other stakeholders concerning ESG matters.
The expectations related to ESG matters are rapidly evolving, and we may announce changing initiatives and goals related to ESG matters from time to time. We could fail in achieving our ESG initiatives or goals or fail, or be perceived to fail, to act responsibly in our ESG efforts or in accurately reporting our progress on our initiatives and goals. In addition, we could be criticized for the scope of such initiatives or goals among certain stakeholders who believe we should change our goals or initiatives or who think the scope of our ESG initiatives is overdone. In any such events, we could suffer negative publicity, and our reputation could be adversely impacted, which in turn could have a negative impact on investor perception and our products’ acceptance by consumers. This may also impact our ability to attract and retain talent to compete in the marketplace. Conversely, backlash against our ESG initiatives and commitments, which is increasingly common, may harm our reputation among other stakeholders and expose us to related liabilities.
Additionally, standards for tracking and reporting ESG matters continue to evolve and our selection of voluntary disclosure frameworks and standards, and the interpretation or application of those frameworks and standards, may change from time to time or differ from those of others. Methodologies for reporting ESG data may be updated and previously reported ESG data may be adjusted to reflect improvement in availability and quality of third-party data, changing assumptions, changes in the nature and scope of our operations and other changes in circumstances. Our processes and controls for reporting ESG matters across our operations and supply chain are evolving along with multiple disparate standards for identifying, measuring and reporting ESG metrics, including ESG-related disclosures that are or may become required by the SEC or other U.S. constituencies, as well as European and other regulators, and such standards may change over time, which could result in significant revisions to our current goals, reported progress in achieving such goals, or ability to achieve such goals in the future.
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
In fiscal 2025, approximately 85% of our net royalties were derived from our top five licensed product lines. A decrease in customer demand for any of these product lines could have a material adverse effect on our results of operations and financial condition. In addition, purchases from our top two licensees in fiscal 2025 accounted for almost 29% of our total inventory purchases. Although we believe we could replace existing licensees if necessary, we may have a negative impact during the transition period. Our inability to replace existing licensees could adversely affect our revenues and results of operations.
Our success depends on the strength of our relationships with our suppliers and manufacturers.
The majority of our finished goods are sourced from partners and suppliers located in over 20 countries outside the United States. In fiscal 2025, over one-third of these products were sourced from partners and suppliers based in China. Our two largest suppliers, which were licensee partners, accounted for approximately 29% of our purchases of finished goods in fiscal 2025.
We do not own or operate production facilities, and we depend on independent factories to supply fabric and manufacture products to our specifications. We do not have long-term contracts with any suppliers or manufacturers, and our business is dependent on our partnerships with our vendors. If manufacturing costs rise significantly, or if we need to replace one of our vendors, our product margins and results of operations could be negatively affected. In addition, few of our vendors manufacture our products exclusively. As a result, we compete with other companies for the production capacity of independent contractors. If our vendors fail to ship our fabrics or products on time or to meet our quality standards or are unable to fill our orders, or if they choose to prioritize work with our competitors over the production of our product, we might not be able to deliver products to our retail stores and wholesale customers on time or at all.
Moreover, our suppliers have at times been unable to deliver finished products in a timely fashion. This has led, from time-to-time, to an increase in our inventory, creating potential markdowns and a resulting decrease in our profitability. As there are a finite number of skilled manufacturers that meet our requirements, it could take significant time to identify and qualify suitable alternatives, which could result in our missing retailing seasons or our wholesale customers canceling orders, refusing to accept deliveries or requiring us to lower selling prices. Since we prefer not to return merchandise to our manufacturers, we could also have a considerable amount of unsold merchandise. Any of these problems could harm our financial condition and results of operations.
Risks Related to Data Privacy and Cybersecurity
A cybersecurity incident could damage our reputation and customer relationships, expose us to litigation risk and potential fines and adversely affect our business.
The efficient operation of our global business depends on our information systems, including telecommunications, the internet, network communications, email and various computer hardware and software applications. We rely on our information systems to effectively manage sales and marketing data, accounting and financial functions, inventory management, product development, quality systems, customer service and technical support functions. Despite the security measures we have implemented, our facilities and information systems, and those of our third-party service providers, are vulnerable to cybersecurity incidents, including security breaches, acts of vandalism, computer viruses, misplaced or lost data, programming and/or human errors, or other similar events, some of which we have experienced and expect to experience in the future. We (or third parties we rely on) may not be able to fully, continuously and effectively implement cybersecurity controls as intended. We utilize a risk-based approach to determine which security controls to implement and it is possible that we may not implement appropriate controls if we do not recognize, or we underestimate, a particular cybersecurity risk. In addition, cybersecurity controls, no matter how well designed or implemented, may only mitigate, and not fully eliminate, risks. Further, cybersecurity threats and the techniques used in cyberattacks change, develop and evolve rapidly, including from emerging technologies, such as advanced forms of AI and quantum computing. Events, when detected by security tools or third parties, may not always be immediately understood or acted upon. While none of the cybersecurity incidents or service interruptions that we have experienced to date have had a material adverse impact on our business, financial condition or operations, the preventative measures we have implemented to date may not be sufficient to prevent, mitigate or offset a future incident that may materially and adversely impact us and the cybersecurity insurance we have obtained may or may not cover such an incident. Additionally, external events, like the ongoing wars in Ukraine and Gaza and the Red Sea crisis, can increase the likelihood of cybersecurity incidents. As security breaches at prominent retailers and other large institutions have become more common, the media and public scrutiny of information security and privacy has become more intense, and the regulatory environment has become more stringent. Any security breach involving the misappropriation, loss or other unauthorized disclosure of confidential customer or employee information, whether by us, our vendors, or another party with access to our information systems, could result in significant legal and remediation expenses, severely damage our reputation and our customer relationships, harm sales, expose us to risks of litigation and liability and result in a material adverse effect on our business, financial condition and results of operations.
Failure to comply with confidentiality and data privacy obligations could have a material adverse effect on our business.
As part of our normal operations, we collect, process, transmit and, where appropriate, retain certain sensitive and confidential employee and customer information. There is concern by consumers and employees over the security of personal information, consumer identity theft and user privacy. Changing privacy laws in the United States, Europe and elsewhere, including the California Consumer Privacy Act, which created an array of consumer privacy rights and business obligations with regard to the collection and sale of personal information, and other similar state laws, and the General Data Protection Regulation (“GDPR”), adopted in the European Union, which created individual privacy rights and imposed increased obligations on companies handling personal data. Consequently, we may incur significant costs related to complying with laws regarding the protection and unauthorized disclosure of personal information. A failure to comply with the stringent rules of the GDPR or state privacy laws could result in material fines.
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
Risks Related to Competition
The retail industry is highly competitive, and we may face difficulties competing successfully in the future.
We operate in a highly competitive and fragmented industry with low barriers to entry. We compete with many apparel manufacturers and distributors, both domestically and internationally, as well as many well-known designers. We, along with our licensees, compete with many other designers and retailers (both brick and mortar and e-commerce sites), including department stores, some of whom are our major wholesale customers. Global and regional branded competitor companies pose significant challenges to our market share in our existing major domestic and foreign markets and to our ability to successfully develop new markets. Some of our competitors have advantages over us, including greater financial and marketing resources, higher wage rates, lower prices, more desirable store locations, greater online and e-commerce presence and faster speed-to-market. In addition, our larger competitors may be better equipped to adapt to changing conditions affecting the competitive market, including the ability to increase production and sales by the implementation of new technologies, including the successful utilization of data analytics, AI and machine learning to market their products and brands more successfully and identify or influence consumer preferences. Additionally, newer competitors may be viewed as more desirable by consumers. Also, in most countries, the industry’s low barriers to entry allow the introduction of new products or new competitors at a fast pace. In other countries, high import duties may favor locally produced products. Any of these factors could result in reductions in sales or prices and could have a material adverse effect on our results of operations and financial condition.
Our Americas Wholesale business is highly concentrated. If any large customer decreases its purchases or experiences financial difficulties, our results of operations and financial condition could be adversely affected.
In fiscal 2025, our three largest Americas Wholesale customers accounted for a total of approximately 4.8% of our consolidated net revenue. Continued consolidation in the retail industry could further decrease the number of, or concentrate the ownership of, stores that carry our products and our licensees’ products. In recent years, there has been a significant increase in the number of designer brands seeking placement in department stores, which makes any one brand potentially less attractive to department stores. If any one of our major wholesale customers decides to decrease purchases from us, to stop carrying our products or to carry our products on less favorable terms, our sales and profitability could significantly decrease. Similarly, some retailers have recently experienced significant financial difficulties, which in some cases have resulted in bankruptcy, liquidation and store closures. Financial difficulties of one of our major customers could result in reduced business and higher credit risk with respect to that customer. Any of these circumstances could ultimately have a material adverse effect on our results of operations and financial condition.
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
•Responding to proxy contests or other actions, such as Legion Partners Holdings, LLC’s (“Legion Partners”) “vote no” campaign in connection with our 2022 annual meeting of shareholders, are costly and time-consuming, and could disrupt our operations and divert the attention of our Board of Directors, senior management and employees away from their regular duties and the pursuit of business strategies. In addition, we may choose to initiate, or may become subject to, litigation as a result of a proxy contest or matters arising from a proxy contest or other activist investor actions. For example, we were a party to a stockholder derivative suit brought by Legion Partners, as described further in “Note 16 - Commitments and Contingencies” in the notes to our consolidated financial statements. Similar actions would serve as a further distraction to our Board of Directors, senior management and employees and could require us to incur significant additional costs.
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
We are subject to numerous laws and regulations at the state, federal and international levels, including, but not limited to, the areas of health care, data privacy, taxes, transportation and logistics, the environment, trade, conflict minerals, product safety, employment and labor, advertising and pricing practices, consumer protection, e-commerce, anti-competition, anti-corruption, including the FCPA, and intellectual property. Compliance with these numerous laws and regulations is complicated, time consuming and expensive.
In addition, we are subject to risks from the implementation or interpretation of new and existing laws and regulations. New and existing laws and regulations may be inconsistent, or interpreted inconsistently, from jurisdiction to jurisdiction and are subject to change from time to time, sometimes unexpectedly. We may also be subject to risks stemming from the uncertainty from recent changes to the U.S. presidential administration and its regulatory priorities and focus. Failure to comply or to effectively anticipate changes in such laws or regulations could have a material adverse effect on our business, reputation and results of operations.
Violation of labor, environmental and other laws by our licensees or suppliers could harm our business.
We require our licensing partners and suppliers to operate in compliance with applicable laws and regulations. While our internal and vendor operating guidelines, code of conduct and monitoring programs promote ethical business practices and compliance with laws, we do not control our licensees or suppliers or their labor, environmental, safety or other business practices. A violation of law by any of our licensees or suppliers, or divergence of a licensee’s or supplier’s business practices or social responsibility standards from ours or those generally accepted as ethical in the United States could disrupt the shipment of our products, harm the value of our trademarks, damage our reputation or expose us to potential liability.
Additionally, in many jurisdictions in which we operate, governmental bodies are enacting new or additional legislation and regulations to reduce or mitigate the potential impacts of climate change. If we, our suppliers, or our contract manufacturers are required to comply with these laws and regulations, or if we choose to take voluntary steps to reduce or mitigate our impact on climate change, we may experience increased costs for energy, production, transportation and raw materials, increased capital expenditures, or increased insurance premiums and deductibles, which could adversely impact our operations. Inconsistency of legislation and regulations among jurisdictions may also affect the costs of compliance with such laws and regulations. Any assessment of the potential impact of future climate change legislation, regulations or industry standards, as well as any international treaties and accords, is uncertain given the wide scope of potential regulatory change in the countries in which we operate.
We are subject to periodic litigation and regulatory proceedings, which could result in substantial charges, as well as the diversion of time and resources.
We are involved from time-to-time in various U.S. and foreign lawsuits relating to our business, including purported class action lawsuits, shareholder derivative lawsuits, employment claims and intellectual property claims, as well as various regulatory proceedings, such as audits by various U.S. or foreign state departments or governing bodies. Due to the inherent uncertainties of litigation and regulatory proceedings, we cannot accurately predict the ultimate outcome of any such new or existing proceedings. Should management’s evaluation of any such claims or proceedings or the likelihood of any future claims or proceedings prove incorrect, our exposure could materially exceed expectations, adversely impacting our business, financial condition and results of operations. In addition, any significant litigation or regulatory matters, regardless of the merits, could divert management’s attention from our operations and result in substantial legal fees. Refer to “Note 16 - Commitments and Contingencies” of the notes to our consolidated financial statements included in this Annual Report for disclosures about our legal and other proceedings.
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
Our retail store and distribution and fulfillment center operations are subject to laws governing such matters as minimum wages, working conditions and overtime pay. As minimum wage rates increase or related laws and regulations change, we may need to increase not only the wage rates of our minimum wage employees, but also the wages paid to our other hourly or salaried employees. We have experienced and may continue to experience increased employee turnover which may lead to wage rate increases in certain geographies. Any increase in the cost of our labor could have an adverse effect on our operating results, financial condition and results of operations. In addition, wage actions by other retailers may require us to increase wage rates in order to attract and retain talented employees. Persisting labor shortages, increased employee turnover or our inability to successfully implement our expanded format store strategy could also increase our labor costs. This in turn could lead us to increase prices, which could adversely impact our sales. We are also subject to risks related to other store and distribution and fulfillment center expenses and operational costs. Conversely, if competitive pressures or other factors prevent us from offsetting increased labor costs by increases in prices, our profitability may decline.
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
Our U.S. business relies primarily on a single distribution center located in Louisville, Kentucky to receive, store and distribute merchandise to our U.S. retail stores, wholesale customers and e-commerce customers. Distribution of our products in Canada is handled primarily from two distribution centers in Montreal, Quebec. In Asia, we utilize several third-party operated distribution warehouses that service the Asia region. In Europe, distribution of our products is handled by third-party distributors through distribution facilities in Italy, the Netherlands, Poland and Spain. We continue to optimize our logistic network in Europe. Additionally, we have transitioned our U.S. distribution center in Louisville, Kentucky to a third-party logistics provider. This transition from an owner-operated warehouse to a third-party logistics provider may cause interruptions to this U.S. warehouse as we transition employees, systems and technology. We may experience a shortage of labor, interruptions in our business systems or delays as a result of this transition. Because the third-party logistics provider operates a significant number of our other warehouses in Europe and elsewhere, we are also subject to concentration risks as a result of this transition, and any disruptions, delays or other events impacting the business of the third-party logistics provider may have a significant impact on our business, including our ability to timely fulfill orders.
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
Risks Related to Credit, Indebtedness and Ownership of our Common Stock
Our Board’s consideration of potential avenues to enhance shareholder value, including a Proposed Transaction (as defined below), could adversely impact our business, financial condition and results of operations, as well as our stock price.
In March 2025, we formed a Special Committee of independent and disinterested directors of the Board (the “Special Committee”) to evaluate a non-binding proposal received from WHP Global, through its affiliate WHP Investments, LLC, to acquire for $13.00 per share in cash the outstanding shares of our Company, other than shares held by certain existing shareholders, including Paul Marciano, Maurice Marciano and Carlos Alberini (collectively, the “Proposed Rollover Shareholders”), through which we would become a private company, and any other similar transaction (such transactions, a “Proposed Transaction”).
There is no guarantee that any definitive offer will be made, or any definitive agreement will be entered into, with respect to a Proposed Transaction, or that any Proposed Transaction will be approved or completed in a timely manner or at all. Completion of a Proposed Transaction could also be dependent upon a number of factors that may be beyond our control including, among other factors, market conditions, industry trends, a favorable vote by a majority of our stockholders, regulatory developments and litigation. Furthermore, if we reach an agreement with respect to a Proposed Transaction, we anticipate that the consummation of the transaction will be subject to a number of conditions, and there can be no assurance that such conditions will be satisfied or waived.
We may incur significant expenses related to the evaluation or consummation of a Proposed Transaction, which may also divert management’s time and attention and may result in changes in our employee base.
Speculation regarding any developments and perceived uncertainties related to our future could impact our ability to retain, attract or strengthen our relationships with key personnel, current and potential customers, suppliers and partners, which may cause them to terminate, or not to renew or enter into, arrangements with us, and could lead to fluctuations in our stock price.
Any of these factors could disrupt or adversely impact our business, financial condition and results of operations, as well as the market price of our common stock and could also heighten many of the other risks described in this Annual Report.
Litigation may arise in connection with a Proposed Transaction, which could be costly, prevent the consummation of the transaction, divert management’s attention and otherwise materially harm our business.
Putative shareholder complaints, including stockholder class action complaints, and other complaints or actions may be filed against us, our Board and others in connection with a Proposed Transaction. Such litigation may be time consuming and expensive and distract our management from running the day-to-day operations of our business, regardless of the outcome. The litigation costs and diversion of management’s attention and resources to address the claims and counterclaims in any litigation related to any Proposed Transaction may materially adversely impact our business, results of operations, prospects, cash flows and financial condition. If a Proposed Transaction is not consummated for any reason, litigation could be filed in connection with the failure to consummate the transaction. Any litigation related to a Proposed Transaction may result in negative publicity or an unfavorable impression of us, and impact our ability to retain, attract or strengthen our relationships with key personnel, current and potential customers, suppliers and partners, which may cause such individuals to terminate, or not to renew or enter into, arrangements with us, and could lead to fluctuations in or adversely impact the price of our common stock.

We may be unable to raise the funds necessary to repurchase our $352 million 3.75% convertible senior notes due 2028 (the “2028 Notes”) for cash following a fundamental change, or to pay any cash amounts due upon conversion, and our other indebtedness may limit our ability to repurchase the Notes or pay cash upon their conversion.
Holders of our 2028 Notes may require us to repurchase their 2028 Notes following a fundamental change, at a cash repurchase price generally equal to the principal amount of the 2028 Notes to be repurchased, plus accrued and unpaid interest, if any. In addition, upon conversion, we will satisfy part or all of our conversion obligation in cash unless we elect to settle conversions solely in shares of our common stock. We will be required to repay the 2028 Notes in cash at their respective maturity, unless earlier converted or repurchased. We may not have enough available cash or be able to obtain financing at the time we are required to repurchase the 2028 Notes or pay the cash amounts due upon conversion. In addition, applicable law, regulatory authorities and the agreements governing our other indebtedness, including our current credit facilities and other agreements we may enter into in the future, may restrict our ability to make payments on the 2028 Notes other than scheduled principal and interest, and as a result, upon a fundamental change we may not be able to repurchase any or all of the 2028 Notes and upon any conversions of the 2028 Notes may be unable to pay the cash amounts, if any, then due. Our inability to satisfy our obligations under the 2028 Notes could affect the terms of other financial obligations, harm our reputation and affect the trading price of our common stock.
Our failure to repurchase any or all of the 2028 Notes or to pay the cash amounts due upon conversion or at maturity when required will constitute a default under the indenture relating to the 2028 Notes (the “2028 Indenture”). A default under the 2028 Indenture or the fundamental change itself could also lead to a default under the agreement governing the 2028 Notes and our other indebtedness, which may result in that other indebtedness becoming immediately payable in full. We may not have sufficient funds to satisfy all amounts due under the other indebtedness and the 2028 Notes.
Provisions in the 2028 Indenture could delay or prevent an otherwise beneficial takeover of us.
Certain provisions in the 2028 Indenture could make a third-party attempt to acquire us more difficult or expensive. If a takeover constitutes a fundamental change, then noteholders will have the right to require us to repurchase their respective 2028 Notes for cash. In addition, if a takeover constitutes a make-whole fundamental change, then we may be required to temporarily increase the conversion rate. As well, the 2028 Indenture prohibits us from engaging in certain mergers or acquisitions unless, among other things, the surviving entity assumes our obligations under the 2028 Notes. In such cases, and in other cases, our obligations under the 2028 Notes and the 2028 Indenture could increase the cost of acquiring us or otherwise discourage a third-party from acquiring us or removing incumbent management, including in a transaction that noteholders or holders of our common stock may view as favorable.
The conversion features of the 2028 Notes, if triggered, may adversely affect our financial condition and results of operations.
The 2028 Notes are subject to a conditional conversion feature that, if triggered, would entitle the noteholders to convert their 2028 Notes at any time during specified periods into cash, shares of our common stock, or a combination of cash and shares of our common stock, at our option. While we intend to settle the principal amount of the 2028 Notes in cash and any excess in shares, if one or more noteholders elect to convert the 2028 Notes prior to the maturity date, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock, we would be required to settle all or a portion of the conversion obligation through the payment of cash earlier than the maturity date of the 2028 Notes, which could adversely affect our liquidity. In addition, even if noteholders do not elect to convert their 2028 Notes, if the conditional conversion features of the 2028 Notes are satisfied, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the 2028 Notes as a current liability, which would result in a material reduction of our net working capital.
The 2028 Notes’ hedge and warrant transactions may affect the value of the 2028 Notes and our common stock.
In connection with the offerings of the 2028 Notes, we entered into convertible note hedge transactions with hedge counterparties. At the time of the offerings of the 2028 Notes, the applicable convertible note hedge transactions covered, subject to anti-dilution adjustments substantially similar to those applicable to the 2028 Notes, the number of shares of common stock that initially underlay the 2028 Notes. Concurrently with the convertible note hedge transactions related to the offerings of the 2028 Notes, we also entered into warrant transactions with the hedge counterparties relating to the same number of shares of our common stock, subject to customary anti-dilution adjustments. The convertible note hedge transactions are expected generally to reduce the potential dilution upon conversion of the 2028 Notes and/or offset any cash payments we are required to make in excess of the principal amount of converted 2028 Notes, as the case may be. However, the warrant transactions could separately have a dilutive effect on our common stock to the extent that the market price per share of our common stock at maturity exceeds the strike price of the warrants.
It is our understanding that in connection with establishing their initial hedges of the convertible note hedge and warrant transactions, the hedge counterparties or affiliates thereof entered into various derivative transactions with respect to our common stock concurrently with or shortly after the pricing of the respective 2028 Notes, and may have unwound these derivative transactions and purchased shares of our common stock in open market transactions shortly following the pricing of the respective 2028 Notes. These activities could have increased (or reduced the size of any decrease in) the market price of our common stock or the 2028 Notes at that time. In addition, the hedge counterparties or affiliates thereof may modify their hedge positions by entering into or unwinding various derivatives with respect to our common stock and/or purchasing or selling our common stock or other securities of ours in secondary market or privately negotiated transactions prior to the maturity of the 2028 Notes (and are likely to do so during any observation period related to a conversion of 2028 Notes). This activity could also cause or avoid an increase or a decrease in the market price of our common stock or the 2028 Notes.
The issuance or sale of shares of our common stock, or rights to acquire shares of our common stock, could depress the trading price of our common stock and the 2028 Notes.
We may conduct future offerings of our common stock, preferred stock or other securities that are convertible into or exercisable for our common stock to finance operations, fund acquisitions, or other purposes. In addition, we have reserved a substantial number of shares of our common stock for issuance upon the exercise of stock options, upon the vesting of restricted stock and restricted stock units pursuant to our employee benefit plans, upon conversion of the 2028 Notes and upon the exercise and settlement or termination of the warrant transactions. We cannot predict the size of future issuances or the effect they may have on the trading price of our common stock and the 2028 Notes.
If we issue additional shares of our common stock or rights to acquire shares of our common stock, if any of our existing stockholders sells a substantial amount of our common stock, or if the market perceives that such issuances or sales may occur, then the trading price of our common stock and the 2028 Notes may significantly decrease. In addition, our issuance of additional shares of common stock will dilute the ownership interests of our existing common stockholders.
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
As of February 1, 2025, we had approximately $518.3 million of senior unsecured indebtedness at maturity and approximately $318.7 million of trade payables on a consolidated basis.
We may incur additional indebtedness or draw on our existing credit facilities to meet future financing needs, some of which may be secured indebtedness.
Our indebtedness could have significant negative consequences for our security holders and our business, results of operations and financial condition by, among other things: (i) increasing our vulnerability to adverse economic and industry conditions; (ii) limiting our ability to obtain additional financing; (iii) requiring the dedication of a substantial portion of our cash flow from operations to service our indebtedness, which will reduce the amount of cash available for other purposes; (iv) limiting our flexibility to plan for, or react to, changes in our business; (v) diluting the interests of our existing stockholders if we issue shares of our common stock in full or in part upon conversion of the 2028 Notes; and (vi) placing us at a possible competitive disadvantage with competitors that are less leveraged than us or have better access to capital.
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
Our ability to pay amounts due on our outstanding indebtedness may depend on the cash flows of our subsidiaries and their ability to make distributions to us. Our subsidiaries, including those we may acquire, are separate and distinct legal entities and any payments to us would depend on the earnings or financial condition of our subsidiaries and various business considerations. Statutory, contractual or other restrictions may also limit our subsidiaries’ ability to pay dividends or make distributions, loans or advances to us, and the 2028 Notes and 2028 Indenture were issued do not limit or restrict our or our subsidiaries’ ability to enter into contractual restrictions on our subsidiaries’ ability to pay dividends or make distributions, loans or advances to us. For these reasons, we may not have access to any assets or cash flows of our subsidiaries to make payments on our outstanding indebtedness.
Recent and future regulatory actions and other events may adversely affect the trading price and liquidity of the 2028 Notes and the liquidity of the market for our common stock.
Noteholders may seek to employ a convertible note arbitrage strategy with respect to the 2028 Notes. Under this strategy, investors typically short sell a certain number of shares of our common stock and adjust their short position over time while they continue to hold the 2028 Notes. Investors may also implement this type of strategy by entering into swaps on our common stock in lieu of, or in addition to, short selling shares of our common stock.
The SEC and other regulatory authorities have implemented various rules and taken certain actions, and may in the future adopt additional rules and take other actions, that may impact those engaging in short selling activity involving equity securities (including our common stock). These rules and actions include Rule 201 of SEC Regulation SHO, the adoption by the Financial Industry Regulatory Authority, Inc., and the national securities exchanges of a “limit up-limit down” program, the imposition of market-wide circuit breakers that halt trading of securities for certain periods following specific market declines, and the implementation of certain regulatory reforms required by the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010. Any governmental or regulatory action that restricts investors’ ability to effect short sales of our common stock or enter into equity swaps on our common stock could depress the trading price of, and the liquidity of the market for, the 2028 Notes.
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
The accounting method for the 2028 Notes could adversely affect our reported financial condition and results.
The accounting method for reflecting the shares of our common stock underlying the 2028 Notes in our reported diluted earnings per share and reflecting the 2028 Notes on our balance sheets may adversely affect our reported earnings and financial condition.
In August 2020, the Financial Accounting Standards Board issued authoritative guidance requiring, among other things, that the “if-converted” method be applied for all convertible instruments (the treasury stock method is no longer available) and removes the ability to rebut the presumption of share settlement for contracts that may be settled in cash or stock. We adopted this guidance on January 30, 2022 using the modified retrospective transition method, which allows for a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption and does not require retrospective adjustments to prior periods. Under this accounting guidance, diluted earnings per share will generally be calculated assuming all the 2028 Notes were converted solely into shares of common stock at the beginning of the reporting period, unless the result would be antidilutive. Accordingly, unless the result would be antidilutive, among other impacts, we expect application of the if-converted method will result in an increase of approximately 15.9 million shares in our diluted weighted-average shares of common stock outstanding for the purposes of calculating diluted earnings per share, which will reduce our reported diluted earnings per share in the future.

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
We are subject to counterparty risk with respect to the 2028 Notes’ hedge transactions.
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
Conversion of the 2028 Notes or exercise of the warrants evidenced by the warrant transactions may dilute the ownership interest of existing stockholders.
At our election, we may settle the 2028 Notes tendered for conversion entirely or partly in shares of our common stock. Furthermore, the warrants evidenced by the warrant transactions are expected to be settled on a net-share basis. As a result, the conversion of some or all of the 2028 Notes or the exercise of some or all of such warrants may dilute the ownership interests of existing stockholders. Any sales in the public market of the common stock issuable upon such conversion of the 2028 Notes or such exercise of the warrants could adversely affect prevailing market prices of our common stock and, in turn, the price of the 2028 Notes. In addition, the existence of the 2028 Notes may encourage short selling by market participants because the conversion of the 2028 Notes could depress the price of our common stock.
Our repurchases of shares of our common stock may affect the value of the 2028 Notes and our common stock.
In March 2024, the Board authorized a new $200 million share repurchase program (the “2024 Share Repurchase Program”). The timing and amount of the repurchases of shares of our common stock, if any, will depend upon several factors, including market and business conditions, the trading price of our common stock, our cost of capital and the nature of other investment opportunities. Repurchases of shares of our common stock may cause or avoid an increase or a decrease in the market price of our common stock or the 2028 Notes and may increase volatility. There can be no assurance that repurchases will be made at the best possible price. Additionally, our share repurchase program could diminish our cash reserves, which may impact our ability to finance future growth and to pursue possible future strategic opportunities and acquisitions. Potential risks and uncertainties also include, but are not necessarily limited to, the amount and timing of future share repurchases and the origin of funds used for such repurchases. The existence of a share repurchase program could also cause the market price of our common stock to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity for our common stock. Depending on market conditions and other factors, these repurchases may be commenced or suspended from time to time. Any such suspension could cause the market price of our common stock to decline. Although our share repurchase program is intended to enhance long-term stockholder value, there is no assurance that it will do so, and short-term stock price fluctuations could reduce the program’s effectiveness.
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
We cannot ensure we will continue periodic dividends on our common stock at the current rates, or the payment of any dividends at all. Changes in the amount of, and market perceptions and expectations with respect to, our periodic dividend distributions, may materially affect the price of our common stock and the 2028 Notes. In addition, pursuant to the terms of the 2028 Indenture, the increases to our quarterly cash dividend in fiscal 2022 and fiscal 2024 and our extraordinary cash dividend in fiscal 2025, required and will require adjustments to the conversion rate (resulting in an increase in the conversion rate) and the conversion price (resulting in a decrease in the conversion price) of the 2028 Notes in connection with the payment of those dividends. Refer to “Note 11 - Convertible Senior Notes and Related Transactions” of the notes to our consolidated financial statements included in this Annual Report for disclosures about the 2028 Notes.
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

The market price of our common stock may be volatile.
The trading price of our common stock may be volatile. In addition, the trading volume in our common stock may fluctuate and cause significant price variations to occur. Some of the factors that could negatively affect our share price or result in fluctuations in the price or trading volume of our common stock include:
•actual or anticipated variations in our quarterly operating results or dividends;
•changes in guidance related to financial performance;
•publication of research reports about us or the retail industry;
•adverse market reaction to any additional debt we incur in the future;
•additions or departures of key management personnel;
•actions by institutional stockholders;
•speculation in the press or investment community;
•the realization of any of the other risk factors presented in this Annual Report;
•the extent of investor interest in our securities;
•investor confidence in the stock market generally;
•changes in tax laws;
•future equity issuances;
•failure to meet guidance related to financial performance; and
•general market and economic conditions, including changes in domestic or foreign policy, such as the imposition of tariffs.
In the past, securities class action litigation has been instituted against companies following periods of volatility in the price of their common stock. This type of litigation could result in substantial costs and divert our management’s attention and resources, which could have an adverse effect on our financial condition, results of operations, cash flow and trading price of our common stock.
Our co-founders own a significant percentage of our common stock. Their respective interests may differ from the interests of our other stockholders.
Our co-founders, Paul Marciano, Chief Creative Officer and Board member, and Maurice Marciano, a former executive officer and Board member of the Company, collectively, beneficially own approximately 38% of our outstanding shares of common stock as of April 4, 2025. In connection with share repurchases by the Company, in April 2023 we entered into voting agreements (as amended in March 2024, the “Voting Agreements”) with each of Maurice Marciano and Paul Marciano pursuant to which they have each agreed to vote a specified portion of their shares of common stock (exceeding 42.75% of their aggregate voting power of shares of our common stock as of the date of the voting agreements) in any stockholder action in accordance with the votes of all of the other stockholders of the Company. The sale or prospect of the sale of a substantial number of the shares beneficially owned by Messrs. Paul or Maurice Marciano could have an adverse impact on the market price of our common stock.
Additionally, in connection with the proposal from WHP Global to acquire all of the outstanding shares of our Common Stock, except for shares held by each of the Proposed Rollover Shareholders, the Special Committee consented, subject to certain restrictions, to the Proposed Rollover Shareholders engaging in discussions among or between themselves or third parties to consider or pursue a Proposed Transaction. Following this consent, on April 2, 2025, the Proposed Rollover Shareholders entered into a Joint Filing Agreement in which they agreed to the joint filing on behalf of each of them of statements on Schedule 13D with respect to the Company’s securities.
These individuals, including each of Maurice Marciano and Paul Marciano on their own behalf or the Proposed Rollover Shareholders’ behalf as a group, may have different interests than our other stockholders or among themselves and, accordingly, they may seek to direct the operations of our business in a manner contrary to the interests of our other stockholders. As long as the Proposed Rollover Shareholders beneficially own and have voting power over a significant percentage of our common stock, if aligned, they may effectively be able to: (i) elect our directors; (ii) amend or prevent amendment of our Restated Certificate of Incorporation or Bylaws; (iii)

effect or prevent a merger, sale and/or purchase of assets or other corporate transactions; and (iv) control the outcome of any other matter submitted to our stockholders for vote.
Their stock ownership, together with the anti-takeover effects of certain provisions of applicable Delaware law and our Restated Certificate of Incorporation and Bylaws, may discourage acquisition bids or allow the Proposed Rollover Shareholders to delay or prevent a change in control that may be favored by our other stockholders, which in turn could reduce our stock price or prevent our stockholders from realizing a premium over our common stock price.
ITEM 1B.    Unresolved Staff Comments.
None.
ITEM 1C.   Cybersecurity.
Risk Management and Strategy
We have developed and integrated into our overall risk management program an information security program that is designed to address material risks from cybersecurity threats. Our program includes policies and procedures that identify how security measures and controls are developed, implemented and maintained. A cybersecurity risk assessment, based on an internationally recognized methodology, is conducted annually.
The cybersecurity risk assessment process includes three parts: (1) identification of assets such as information, services, software and their dependencies, (2) an assessment of the criticality of the assets based on factors of confidentiality, integrity and availability, and (3) an assessment of other criteria to determine the impact a threat can have on each asset and the likelihood that such a threat occurs. Based on the risk assessment process, risk-based analysis, and using an internationally recognized information security framework as a reference, security controls are chosen.
Specific controls that are used to some extent as part of the information security program include endpoint threat detection and response, privileged access management, logging and monitoring involving the use of security information and event management with monitoring by a security operations center, multi-factor authentication, firewalls and intrusion detection and prevention, vulnerability and patch management, and security awareness training for employees and long-term consultants. Third-party security firms are used in different capacities to provide or operate some of these controls and technology systems, including cloud-based platforms and services. For example, we have used third parties to conduct independent assessments, such as vulnerability scans and penetration testing. We use a variety of processes to address cybersecurity threats related to the use of third-party technology and services, including pre-acquisition diligence, imposition of contractual obligations, and performance monitoring.
We have a written incident response plan that uses a severity classification process to identify incidents to escalate to executive management and determine whether the impact of the incident is material. We also conduct periodic trainings and tabletop exercises to enhance incident response preparedness. We are a member of an industry cybersecurity intelligence and risk sharing organization. Employees undergo initial cyber security awareness training when hired and maintenance cybersecurity awareness training annually.
To date, we do not believe that known risks from cybersecurity threats, including as a result of any previous cybersecurity incidents that we are aware of, have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations or financial condition. However, we can give no assurance that we have detected or protected against all cybersecurity incidents or cybersecurity threats. Please refer to “—Risks Related to Data Privacy and Cybersecurity” in “Item 1A. Risk Factors” of this Annual Report for additional information about the risks we face associated with cybersecurity threats.
Governance
The Chief Information Security Officer (“CISO”) is the management position with primary responsibility for the development, operation, and maintenance of our information security program, which includes cybersecurity. Our CISO has cybersecurity experience that includes being a lead auditor for ISO/IEC 27001 and ISO 22301 with knowledge of both operations and governance. He previously served as Chief Technology Officer for an international managed security service provider, during which time he served as Virtual CISO, Incident manager and security auditor for several multinational companies. We have established a Cybersecurity Steering Committee to provide a management-level oversight of cybersecurity. The Cybersecurity Steering Committee reviews the annual risk assessment and provides comments on the overall information security program. Oversight of the information security program at the Board level sits with the Audit Committee. The Audit Committee is informed of cybersecurity-related risks through the CISO providing quarterly updates on the information security program and more frequently as circumstances require.
ITEM 2.    Properties.
During fiscal 2025, the Company closed on the sale and leaseback of its U.S. distribution center based in Louisville, Kentucky. As of February 1, 2025, all of our principal facilities were leased with the exception of our administrative office based in Florence, Italy. Certain information concerning our principal facilities as of February 1, 2025 is set forth below:

Location	Use	Approximate Area in Square Feet

Lugano (Bioggio)/Stabio, Switzerland	Principal executive and administrative offices, global design, sourcing, marketing and licensing facilities, sales offices and showrooms used by our Europe segment and Corporate support group	235,800
Los Angeles, California, United States	Executive and administrative offices, supporting design, sourcing and licensing facilities, sales offices and warehouse facilities used by our Americas Wholesale, Americas Retail, and Corporate support group	341,700
Piacenza, Italy	Distribution and warehousing facilities used by our Europe segment	592,400
Venlo, Netherlands	Distribution and warehousing facilities used by our Europe segment	507,700
Louisville, Kentucky, United States	Distribution and warehousing facility used by our Americas Wholesale and Americas Retail segments	506,000
Jasin/Katowice, Poland	Distribution and warehousing facilities and administrative offices used by our Europe segment	378,300
Montreal/Toronto/Vancouver, Canada	Administrative offices, showrooms and warehouse facilities used by our Americas Wholesale and Americas Retail segments	205,300
Florence, Italy	Administrative office used by our Europe segment	105,300
Commerce, California, United States	Distribution and warehousing facilities used by rag & bone	100,000
Seoul, South Korea	Administrative and sales offices, design facilities and showrooms primarily used by our Korean subsidiary	41,200
New York City, New York, United States	rag & bone corporate office	31,900
Shanghai, China	Administrative offices used by our Asia segment	7,700
Our U.S. distribution center is a fully automated facility based in Louisville, Kentucky. We have transitioned to a third-party logistics provider to operate our U.S. distribution center as of the second quarter of fiscal 2025. Distribution of our products in Canada is handled primarily from two leased facilities based in Montreal, Quebec. Distribution of our products in Europe is handled by third-party distributors. Additionally, we utilize several third-party operated distribution warehouses that service the Asia region.
In addition to our principal properties, we lease our showrooms, advertising, licensing, sales and merchandising offices, remote distribution and warehousing facilities and retail and factory outlet store locations under non-cancelable operating lease agreements expiring on various dates through August 2044.
We believe our existing facilities are well maintained, in good operating condition and are adequate to support our present level of operations.

Certain of our properties are owned by entities that are owned by or for the respective benefit of Paul Marciano, our Chief Creative Officer and a member of our Board of Directors, and his brother, Maurice Marciano, who was a member of our Board of Directors until his retirement in September 2023. Please refer to “Note 15 - Related Party Transactions” of the notes to our consolidated financial statements included in this Annual Report for disclosures about our related party transactions and “Item 9B. Other Information―Recent Transactions” for information on our recent amendment to our North American Corporate Headquarters lease.
ITEM 3.    Legal Proceedings.
Refer to “Note 16 - Commitments and Contingencies” of the notes to our consolidated financial statements included in this Annual Report for disclosures about our legal and other proceedings.
ITEM 4.    Mine Safety Disclosures.
Not applicable.
PART II
ITEM 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market and Shareholder Information
Since August 8, 1996, our common stock has been listed on the New York Stock Exchange under the symbol “GES.” On April 4, 2025, there were 287 holders of record of our common stock.
On April 3, 2025, we announced that our Board of Directors has approved a quarterly cash dividend of $0.30 per share on our common stock. The cash dividend will be payable on May 2, 2025 to shareholders of record as of the close of business on April 16, 2025. Decisions on whether, when and in what amounts to continue making any future dividend distributions will remain at all times entirely at the discretion of our Board of Directors, which reserves the right, in its sole discretion, to change or terminate our dividend practices at any time and for any reason without prior notice. The payment of cash dividends in the future will be based upon a number of business, legal and other considerations, including changes in our financial position, capital allocation plans (including a desire to retain or accumulate cash), capital spending plans, stock purchase plans, acquisition strategies, strategic initiatives, debt payment plans (including a desire to maintain or improve credit ratings on our debt securities), debt covenant requirements, pension funding or other benefits payments.
Share Repurchase Program
Our share repurchases during each fiscal month of the fourth quarter of fiscal 2025 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs[1]
November 3, 2024 to November 30, 2024
Repurchase program[1]	—	—	—	$139,761,411
Employee transactions[2]	—	—	—
December 1, 2024 to January 4, 2025
Repurchase program[1]	—	—	—	$139,761,411
Employee transactions[2]	—	—	—
January 5, 2025 to February 1, 2025
Repurchase program[1]	—	—	—	$139,761,411
Employee transactions[2]	66,008	$14.13	—
Total
Repurchase program[1]	—	—	—
Employee transactions[2]	66,008	$14.13	—
______________________________________________________________________

1In March 2024, the Board of Directors authorized a new $200 million share repurchase program. Repurchases may be made on the open market or in privately negotiated transactions, pursuant to Rule 10b5-1 trading plans or other available means. There is no minimum or maximum number of shares to be repurchased under the program and the program may be discontinued at any time, without prior notice.
2Consists of shares surrendered to, or withheld by, us in satisfaction of employee tax withholding obligations that occur upon vesting of restricted stock awards granted under our 2004 Equity Incentive Plan, as amended.
Performance Graph
The Stock Price Performance Graph below compares our cumulative stockholder return with that of the S&P 500 Index (a broad equity market index) and the S&P 1500 Apparel Retail Index (a published industry index) over the five fiscal years beginning February 1, 2020. The return on investment is calculated based on an investment of $100 at market close on February 1, 2020, with dividends, if any, reinvested. Past performance is not necessarily indicative of future performance.

COMPARISON OF FIVE YEAR TOTAL RETURN
AMONG GUESS?, INC.,
S&P 500 INDEX AND S&P 1500 APPAREL RETAIL INDEX

	Period Ended
Company/Market/Peer Group	2/1/2020	1/30/2021	1/29/2022	1/28/2023	2/3/2024	2/1/2025
Guess?, Inc.	$100.00	$110.61	$104.22	$115.92	$122.83	$80.10
S&P 1500 Apparel Retail Index	100.00	110.43	122.98	138.95	171.39	210.26
S&P 500 Index	100.00	117.25	141.87	132.47	164.06	202.59
ITEM 6.    [Reserved.]
ITEM 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.
General
Unless the context indicates otherwise, when we refer to “we,” “us,” “our” or the “Company” in this Annual Report, we are referring to Guess?, Inc. and its subsidiaries on a consolidated basis.

Business Update, Market Trends and Uncertainties
Macroeconomic conditions, including declines in consumer spending, inflation, higher interest rates, foreign exchange rate fluctuations and the impacts of the ongoing wars in Ukraine and Gaza are continuing to negatively impact our business.
We continue to carefully monitor global and regional developments and respond appropriately. We also continue to strategically manage expenses in order to protect profitability and mitigate, to the extent possible, the residual effect of supply chain disruptions, including the Red Sea crisis. Additionally, we continue to monitor changes in policy impacting global trade, including tariff regulation. For example, on April 2, 2025, the United States announced a new universal baseline tariff of 10%, plus an additional country-specific tariff for select trading partners, on all U.S. imports. Tariffs have the potential to significantly raise the cost of our products. Additionally, retaliatory tariffs imposed by other countries on U.S. exports could adversely impact demand for our products in international markets. The duration and scope of these conditions cannot be predicted, and therefore, any anticipated negative financial impact to our operating results cannot be reasonably estimated.
Business Segments
Our businesses are grouped into five reportable segments: Europe, Americas Retail, Americas Wholesale, Asia and Licensing. Our Europe, Americas Retail, Americas Wholesale and Licensing reportable segments are the same as their respective operating segments. Certain components of our Asia operating segment are separate operating segments based on region, which have been aggregated into the Asia reportable segment for disclosure purposes. On April 2, 2024, we completed our acquisition of rag & bone and have integrated rag & bone into our existing segments.
We evaluate segment performance based primarily on revenues and earnings (loss) from operations before corporate performance-based compensation costs, asset impairment charges, net gains (losses) on lease modifications, separation charges, transaction costs, restructuring charges, gain on sale of assets and certain non-recurring credits (charges), if any. The Europe segment includes our retail, e-commerce and wholesale operations in Europe and the Middle East. The Americas Retail segment includes our retail and e-commerce operations in the Americas. The Americas Wholesale segment includes our wholesale operations in the Americas. The Asia segment includes our retail, e-commerce and wholesale operations in Asia and the Pacific. The Licensing segment includes the worldwide licensing operations. The business segment operating results exclude corporate overhead costs, which consist of shared costs of the organization, asset impairment charges, net gains (losses) on lease modifications, separation charges, transaction costs, restructuring charges, gain on sale of assets and certain non-recurring credits (charges), if any. Corporate overhead costs are presented separately and generally include, among other things, the following unallocated corporate costs: accounting and finance, executive compensation, corporate performance-based compensation, facilities, global advertising and marketing, human resources, information technology and legal. We believe this segment reporting reflects how our business segments are managed and how each segment’s performance is evaluated by our chief operating decision maker to assess performance and make resource allocation decisions. Information regarding these segments is summarized in “Note 18 - Segment Information” of the notes to our consolidated financial statements included in this Annual Report.
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
rag & bone Acquisition
On April 2, 2024, we and WHP Global completed the previously announced acquisition of New York-based fashion brand rag & bone. Under the terms of the agreement, we contributed $57.1 million toward the purchase of rag & bone, in addition to contributions from WHP Global. As a result, we now own all of the rag & bone operating assets, and we and WHP Global each own 50% of the joint venture that owns the rag & bone intellectual property. As of April 2, 2024, we integrated rag & bone into our existing segments.

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
During fiscal 2025, the average U.S. dollar rate was stronger against the euro, Canadian dollar, Chinese yuan, Japanese yen, Korean won, Mexican peso, Russian rouble and Turkish lira and weaker against the British pound and Polish zloty, compared to the average rate in fiscal 2024. Overall, this had an unfavorable impact on the translation of our international revenues and earnings from operations during fiscal 2025 compared to the prior year.
If the U.S. dollar strengthens relative to the respective fiscal 2025 foreign exchange rates, foreign exchange could negatively impact our revenues and operating results, as well as our international cash and other balance sheet items during fiscal 2026, particularly in Europe (primarily with the euro, British pound, Turkish lira and Russian rouble), Canada and Mexico. Alternatively, if the U.S. dollar weakens relative to the respective fiscal 2025 foreign exchange rates, our revenues and operating results, as well as our other cash balance sheet items, could be positively impacted by foreign currency fluctuations during fiscal 2026, particularly in these regions. At roughly prevailing exchange rates, we expect currencies to represent a headwind on revenues for fiscal 2026.
We enter into derivative financial instruments to offset some but not all of the exchange risk on foreign currency transactions. For additional discussion regarding our exposure to foreign currency risk, forward contracts designated as hedging instruments and forward contracts not designated as hedging instruments, refer to “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” of this Annual Report.
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
We expect inflationary pressures will persist in the near term. The extent to which such pressures may impact our business depends on many factors, including our customers’ ability and willingness to accept price increases, our ability to improve our margins and potential downward pricing pressures if our competitors do not also raise their prices. Please refer to “Part I., Item 1A. Risk Factors” of this Annual Report for further information on the potential impacts and risk associated with inflation.
Russia-Ukraine War
We are currently operating in Russia through our wholesale and retail channels, and we have immaterial wholesale operations through local wholesale partners in Ukraine. Our operations in Russia are operated primarily through Guess? CIS, LLC (“Guess CIS”), a wholly-owned Russian subsidiary. Guess CIS currently operates 45 retail stores in Russia and acts as a distributor for our wholesale partners in Russia. We also operate in Russia through other local wholesale partners where customers can either buy directly in store or online. Prior to February 2022, we also sold directly to retail customers in Ukraine and Belarus through our European online store. The local distributor through which we operate in Ukraine does not operate in the Russian-controlled Crimea, Donetsk, Kherson, Luhansk or Zaporizhzhia regions of Ukraine.
Our operations in Russia, Belarus and Ukraine represented less than 4% of our total revenue for both fiscal 2025 and fiscal 2024, with our operations in Russia comprising over 90% of this total revenue. As of February 1, 2025, our total assets in Russia, all of which are held by Guess CIS, represented slightly less than 2% of our total assets, consisting primarily of leasehold right of use assets, store inventory, furnishings and fixtures, and receivables. We only maintain inventory in Russia in an amount sufficient for operating our Russian retail stores. We do not maintain inventory or hold any other significant assets in Belarus or Ukraine. We do not rely, directly or indirectly, on goods sourced in Russia, Belarus or Ukraine. Other than such labor and services necessary to conduct our direct operations in Russia in the ordinary course of business, we do not rely, directly or indirectly, on services sourced in Russia, Belarus or Ukraine.
There has been no material impact to our existing operations as a result of the ongoing war in Ukraine, although we are limited in our ability to expand our business in Russia due to the U.S. ban on new investments in Russia described below under “―Impact of Economic Sanctions and Trade Restrictions.” With respect to our supply and distribution channels, we have experienced increased costs and transit times associated with deliveries related to our Russia operations, due in part to new procedures and economic sanctions screening implemented in response to the war in Ukraine and the imposition of related economic sanctions. These costs and delays have not materially impacted our business or results of operations. Additionally, retail deliveries for online orders to Ukraine and Belarus have been suspended since February 2022 due to increased logistics costs and other difficulties in delivering to these regions. While we intend to re-open online orders to Ukraine and Belarus when appropriate, the suspension of these shipments has not had, and is not anticipated to have, a material impact on our business or results of operations. Our wholesale partner in Ukraine partially suspended its operations at the outset of the war; however, sales were re-opened in July 2022, and our business and results of operations were not materially impacted.
Impact of Economic Sanctions and Trade Restrictions
Our Russian operations are subject to various economic sanctions and export controls targeting Russia, Belarus, and the Russian-controlled regions of Ukraine (Crimea, Donetsk, Kherson, Luhansk and Zaporizhzhia). These measures may include: (i) blocking sanctions prohibiting dealings with various Russian senior government officials, and companies in various sectors important to the Russian economy, including major Russian financial institutions; (ii) expanded sectoral sanctions related to designated Russian entities’ ability to raise capital; (iii) the disconnection of certain Russian and Belarusian banks from the SWIFT financial messaging network; (iv) a ban on new investment in Russia; (v) a ban on the provision of certain services in Russia in the areas of accounting, trust formation, management consulting, quantum computing, architecture, engineering and in relation to the maritime transport of Russian-origin crude oil and petroleum products; (vi) bans on the import into the United States of certain Russian origin products, including various energy products; (vii) bans or certain other restrictions on the conduct of business or investment activity in the Russian-controlled Crimea, Donetsk, Kherson, Luhansk and Zaporizhzhia regions of Ukraine; and (viii) restrictions on the export of various products to Russia and Belarus, including certain dual-use industrial and commercial products, and luxury goods. Additionally, certain logistics operators have imposed bans on direct air deliveries to Russia and restrictions on land deliveries to and from Russia, Belarus and Ukraine, none of which have had a material impact on our operations to date. We assessed the applicability of these economic sanctions and trade restrictions based on internal assessments of relevant regulations and concluded our existing operations in Russia and Belarus have not been materially affected by these economic sanctions and trade restrictions, although we are limited from further expansion of our business in Russia. All of our deliveries (both wholesale and retail) undergo economic sanctions screening, including screening for maximum product value of $300 and €300 per item and prevention of shipments to sanctioned final recipients.
Our assessment of the impact of the various sanctions and export control measures targeting Russia, Belarus and the Russian-controlled regions of Ukraine is subject to the following uncertainties and assumptions:
•The duration and extent of the war in Ukraine;
•The impact of economic sanctions and trade restrictions targeting Russia and Belarus, and the possibility that such economic sanctions or trade restrictions may be expanded, or new economic sanctions or trade restrictions may be imposed;
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
We continue to assess all of our operations in Russia to ensure compliance with applicable economic sanctions, including most notably the U.S. ban on new investment in Russia.
See “Item 1A. Risk Factors—Our business may also be affected by existing or future economic sanctions and export controls targeting Russia and other responses to Russia's invasion of Ukraine” of this Annual Report for additional information.
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
Optimization, Efficiency, Profitability and Return on Invested Capital. We intend to operate at the highest level of efficiency and effectiveness. We plan to invest in our infrastructure and leverage technology and data analytics to improve our operations and decision making. We will always seek high margin, profitable businesses, free cash flow generation and high return on invested capital. We will also seek to improve profitability through business and portfolio optimization.
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
In April 2023, we issued $275 million aggregate principal amount of convertible senior notes due 2028 (the “Initial 2028 Notes”) and retired approximately $184.9 million aggregate principal amount of the 2.00% senior convertible notes due 2024 (the “2024 Notes”) in a private offering. During the first quarter of fiscal 2024, in connection with the April 2023 exchange and subscription offering related to the 2024 Notes and the Initial 2028 Notes, we repurchased approximately 2.2 million shares of our common stock for $42.8 million, including excise tax, through broker-assisted market transactions, pursuant to our 2021 Share Repurchase Program (as defined below).
In January 2024, we issued $64.8 million principal amount of convertible senior notes due 2028 (the “January Additional 2028 Notes”) in privately negotiated exchange and subscription agreements with a limited number of holders of our 2024 Notes. As part of these January 2024 transactions, we exchanged approximately $67.1 million of our 2024 Notes for approximately $64.8 million of the January Additional 2028 Notes. In addition, we concurrently repurchased approximately 0.9 million shares of our common stock for $21.3 million, including excise tax, through broker-assisted market transactions, pursuant to our 2021 Share Repurchase Program.

In March 2024, we issued $12.1 million principal amount of convertible senior notes due 2028 (the “March Additional 2028 Notes,” together with the “January Additional 2028 Notes,” the “Additional 2028 Notes”; collectively with the “Initial 2028 Notes,” the “2028 Notes”) in a privately negotiated exchange and subscription agreement with a holder of our 2024 Notes. As part of this March 2024 transaction, we exchanged approximately $14.6 million of our 2024 Notes for approximately $12.1 million of the March Additional 2028 Notes. In addition, we concurrently repurchased approximately 0.3 million shares of our common stock for $10.3 million through broker-assisted market transactions, pursuant to our 2024 Share Repurchase Program (as defined below). Immediately following the closing of this transaction, approximately $33.5 million of the 2024 Notes remained outstanding, which were settled upon maturity during April 2024. We also repurchased shares of our common stock in open market transactions totaling $50.5 million, including excise tax, during fiscal 2025.
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
Store sales are considered comparable after the store has been open for 13 full fiscal months of direct operations. If a store remodel results in a square footage change of more than 15% or involves a relocation or a change in store concept, the store sales are removed from the comparable store base until the store has been opened at its new size, in its new location or under its new concept for 13 full fiscal months. Stores that are permanently closed or temporarily closed for more than seven days in any fiscal month are excluded from the calculation in the fiscal month that they are closed. E-commerce sales are considered comparable after the online site has been operational in a country for 13 full fiscal months and exclude any related revenue from shipping fees. These criteria are consistent with the metric used by management for internal reporting and analysis to measure performance of the store or online sites. Definitions and calculations of retail comparable sales used by us may differ from similarly titled measures reported by other companies.
Executive Summary
Overview
Net earnings attributable to Guess?, Inc. decreased 69.5% to $60 million, or diluted earnings per share (“EPS”) of $0.77, for fiscal 2025, compared to $198 million, or diluted EPS of $3.09, for fiscal 2024.
During fiscal 2025, we recognized a net loss of $61 million on the fair value remeasurement of derivatives; $7 million in separation charges; $7 million in asset impairment charges; $6 million in transaction costs; $3 million of amortization of debt discount related to our 2028 Notes; $2 million loss on extinguishment of debt; $1 million for certain professional service and legal fees and related (credits) costs; $25 million for certain discrete income tax adjustments; $15 million gain on the sale of our U.S. distribution center and settlement of related interest rate swap; and $1 million in net gains on lease modifications (a combined $44 million negative impact after considering the related income tax benefit of $2 million of these adjustments, or a $1.19 per share negative impact after also adjusting for the dilutive impact of the 2028 Notes under the if-converted method, based on the bond hedge contracts in place). Excluding the impact of these items, adjusted net earnings attributable to Guess?, Inc. was $105 million and adjusted diluted EPS was $1.96 for fiscal 2025. References to financial results excluding the impact of these items are non-GAAP measures and are addressed below under “—Non-GAAP Measures.”

Highlights of our performance for fiscal 2025 compared to the prior year are presented below, followed by a more comprehensive discussion under “Results of Operations” (references to constant currency results are non-GAAP measures and are addressed under “—Non-GAAP Measures.”):
Operations
•Total net revenue increased 7.9% to $3.0 billion for fiscal 2025, compared to $2.8 billion in the prior year. In constant currency, net revenue increased by 10.5%.
•Gross margin (gross profit as a percentage of total net revenue) decreased 60 basis points to 43.4% for fiscal 2025, compared to 44.0% in the prior year.
•Selling, general and administrative (“SG&A”) expenses as a percentage of total net revenue (“SG&A rate”) increased 350 basis points to 37.9% for fiscal 2025, compared to 34.4% in the prior year. SG&A expenses increased 18.9% to $1.1 billion for fiscal 2025, compared to $954 million in the prior year.
•We recognized asset impairment charges of $7 million for each of fiscal 2025 and fiscal 2024.
•During fiscal 2025, we recognized net gains on lease modifications of $1 million, compared to $2 million in the prior year.
•Operating margin decreased 370 basis points to 5.8% for fiscal 2025, compared to 9.5% in the prior year. The decrease in operating margin was driven primarily by 400 basis points due to higher expenses, including a net positive impact from the settlement of a previously-disclosed stockholder derivative lawsuit recognized in the prior year, separation charges, transaction costs, and higher store and advertising costs, 70 basis points from the impact of newly acquired businesses and a 30 basis point unfavorable currency impact, partially offset by 70 basis points of higher revenues, 60 basis points from higher initial markups and 50 basis points from the gain on sale of assets. Earnings from operations was $174 million for fiscal 2025, compared to $263 million in the prior year.
•Other expense, net (including interest income and expense and loss on extinguishment of debt) totaled $93 million for fiscal 2025, compared to $27 million in the prior year.
•The effective income tax rate was 12.0% for fiscal 2025, compared to 10.8% in the prior year. The change in income tax rate was primarily due to our write off of the long-term transition tax liability reserve on the deemed repatriation of foreign earnings and the related accrued interest as a result of the 2017 Tax Cuts and Jobs Act (the “Tax Reform”) in the United States resulting in the recognition of an income tax benefit of $25 million during fiscal 2025, partially offset by a benefit recognized during fiscal 2024 related to the consolidation of certain business functions into Switzerland and, to a lesser extent, adjustments from an intra-entity transfer of intellectual property rights from certain U.S. entities to a wholly-owned Swiss subsidiary during fiscal 2024.
Key Balance Sheet Accounts
•We had $187.7 million in cash and cash equivalents and $0.8 million in restricted cash as of February 1, 2025, compared to $360.3 million in cash and cash equivalents at February 3, 2024.
◦We had $2.5 million in outstanding borrowings under our term loans as of February 1, 2025, compared to $12.1 million as of February 3, 2024, and $170.3 million in outstanding borrowings under our credit facilities as of February 1, 2025, compared to $21.7 million as of February 3, 2024.
◦In March 2024, we issued approximately $12.1 million principal amount of the March Additional 2028 Notes in exchange for approximately $14.6 million of our then-existing 2024 Notes. Immediately following the closing of this transaction, approximately $33.5 million of the 2024 Notes remained outstanding, which were settled upon maturity during April 2024 for $33.3 million in cash and 122,313 shares of common stock.
◦During fiscal 2025, in connection with the exchange and subscription offerings related to the 2024 Notes and the 2028 Notes in March 2024, we repurchased approximately 2.6 million shares of our common stock for $60.8 million, including excise tax, through broker-assisted market transactions.
◦Dividends paid to shareholders during fiscal 2025, which included a special dividend of $2.25 per share on our common stock, were $184.6 million.
◦In April 2024, we and WHP Global completed the previously announced acquisition of New York-based fashion brand rag & bone. Under the terms of the agreement, we contributed $57.1 million toward the purchase of rag & bone, in addition to contributions from WHP Global. As a result, we now own all of the rag & bone operating assets, and we and WHP Global jointly own the rag & bone intellectual property.
•Inventory increased by $96.4 million, or 20.7%, to $562.6 million as of February 1, 2025, from $466.3 million at February 3, 2024. On a constant currency basis, inventory increased by $123.5 million, or 26.5%. The increase was mainly driven by our rag & bone acquisition as well as the impact of the acceleration of inventory receipts to mitigate the impact of the Red Sea crisis.
•Accounts receivable consists of trade receivables relating primarily to our wholesale business in Europe and, to a lesser extent, to our wholesale businesses in the Americas and Asia, royalty receivables relating to our licensing operations, credit card and retail concession receivables related to our retail businesses and certain other receivables. Accounts receivable increased by $76.4 million, or 24.3%, to $391.2 million as of February 1, 2025, compared to $314.8 million at February 3, 2024. On a constant currency basis, accounts receivable increased by $96.4 million, or 30.6%. The increase was driven by higher wholesale shipments in Europe and the United States as well as our rag & bone acquisition.
Global Store Count
In fiscal 2025, together with our partners, we opened 101 new stores worldwide, consisting of 55 stores in Europe and the Middle East, 28 stores in Asia and the Pacific, nine stores in the United States, two stores in Canada and seven stores in Central and South America (excluding the stores acquired as a result of the rag & bone acquisition). Together with our partners, we closed 93 stores worldwide, consisting of 44 stores in Europe and the Middle East, 35 stores in Asia and the Pacific, nine stores in the United States, two stores in Canada and three stores in Central and South America. As a result of our acquisition of the operating assets of rag & bone during the first quarter of fiscal 2025, we acquired 36 stores, consisting of 34 stores in the United States and two stores in Europe.
We ended fiscal 2025 with 1,597 stores and 318 concessions worldwide, comprised as follows:

	Stores			Concessions
Region	Total	Directly Operated	Partner Operated	Total	Directly Operated	Partner Operated
United States	265	265	—	—	—	—
Canada	53	53	—	—	—	—
Central and South America	105	91	14	32	32	—
Total Americas	423	409	14	32	32	—
Europe and the Middle East	783	570	213	66	66	—
Asia and the Pacific	391	91	300	220	135	85
Total	1,597	1,070	527	318	233	85
Of the total 1,597 stores, 1,284 were GUESS? stores, 184 were GUESS? Accessories stores, 63 were G by GUESS (GbG) stores, 39 were rag & bone stores, 21 were MARCIANO stores, five were GUESS JEANS and one was a Babylon store.

Results of Operations
Fiscal 2025 Compared to Fiscal 2024
Consolidated Results
The following presents our condensed consolidated statements of income (in thousands, except per share data):

	Fiscal 2025		Fiscal 2024
	$	%	$	%	$ change	% change
Net revenue	$2,995,273	100.0%	$2,776,530	100.0%	$218,743	7.9%
Cost of product sales	1,694,283	56.6%	1,553,950	56.0%	140,333	9.0%
Gross profit	1,300,990	43.4%	1,222,580	44.0%	78,410	6.4%

SG&A expenses	1,134,643	37.9%	954,078	34.4%	180,565	18.9%
Asset impairment charges	6,624	0.2%	6,887	0.2%	(263)	(3.8%)
Net gains on lease modifications	(718)	(0.0%)	(1,662)	(0.1%)	944	(56.8%)
Gain on sale of assets	(13,781)	(0.5%)	—	—%	(13,781)
Loss on equity method investment	409	0.0%	—	—%	409
Earnings from operations	173,813	5.8%	263,277	9.5%	(89,464)	(34.0%)
Interest expense, net	(18,029)	(0.6%)	(9,716)	(0.4%)	(8,313)	85.6%
Loss on extinguishment of debt	(1,952)	(0.1%)	(12,351)	(0.4%)	10,399	(84.2%)
Other expense, net	(73,359)	(2.4%)	(5,075)	(0.2%)	(68,284)	1345.5%
Earnings before income tax expense	80,473	2.7%	236,135	8.5%	(155,662)	(65.9%)
Income tax expense	9,695	0.3%	25,418	0.9%	(15,723)	(61.9%)
Net earnings	70,778	2.4%	210,717	7.6%	(139,939)	(66.4%)
Net earnings attributable to noncontrolling interests	10,355	0.4%	12,518	0.5%	(2,163)	(17.3%)
Net earnings attributable to Guess?, Inc.	$60,423	2.0%	$198,199	7.1%	$(137,776)	(69.5%)

Net earnings per common share attributable to common stockholders:
Basic	$1.15		$3.67		$(2.52)
Diluted	$0.77		$3.09		$(2.32)

Effective income tax rate	12.0%		10.8%
Net Revenue.   Net revenue increased by $219 million or 8%, compared to fiscal 2024. Currency translation fluctuations relating to our non-U.S. operations unfavorably impacted net revenue by $72 million compared to the prior year. In constant currency, net revenue increased by 10%. The increase in constant currency net revenue was driven by $244 million due to the impact of newly acquired businesses, $106 million due to higher wholesale shipments, $11 million of higher royalties, $10 million due to the impact of net new store openings and $7 million of higher e-commerce revenues, partially offset by $46 million of impact for each of the negative comparable store sales and the impact of the additional week in the prior year.

Gross Margin.   Gross margin decreased 0.6% for fiscal 2025, compared to fiscal 2024. The decrease in gross margin was driven mainly by 70 basis points due to higher store occupancy costs and 30 basis points from the impact of newly acquired businesses, partially offset by 60 basis points of higher initial markups.
Gross Profit.   Gross profit increased by $78 million, or 6%, for fiscal 2025 compared to fiscal 2024. The increase in gross profit was driven by $97 million from newly acquired businesses, $42 million from higher revenues and $17 million from higher initial markups, partially offset by $30 million due to the unfavorable impact of currency, including $32 million of unfavorable currency translational impact, $22 million due to the impact of the additional week in the prior year and $21 million of higher store occupancy costs.
Distribution costs, including labor, inbound freight charges, purchasing costs and related overhead, related to supplying inventory to store locations within our retail business are included in cost of product sales. We also include net royalties received on our inventory purchases of licensed product as a reduction to cost of product sales. We generally exclude wholesale-related distribution costs from gross margin, including them instead in SG&A expenses. Additionally, we include retail store occupancy costs in cost of product sales. As a result, our gross margin may not be comparable to that of other entities. To ensure expenses are separated appropriately, we track activities at each distribution center location and record the costs associated with our shipments of goods either as cost of sales or as SG&A expenses, accordingly.
SG&A Rate. Our SG&A rate increased 3.5% for fiscal 2025, compared to fiscal 2024. The unfavorable change in SG&A rate was driven mainly by 360 basis points due to higher expenses, including a net positive impact from the settlement of a previously-disclosed stockholder derivative lawsuit recognized in the prior year, separation charges, transaction costs, higher store and advertising costs, 40 basis points from the impact of newly acquired businesses and 30 basis points of unfavorable currency impact, partially offset by 60 basis points from higher revenues.
SG&A Expenses. SG&A expenses increased by $181 million, or 19%, for fiscal 2025, compared to fiscal 2024. The increase in SG&A expenses was driven mainly by $94 million from the impact of newly acquired businesses, $110 million of higher expenses, including a net positive impact from the settlement of a previously-disclosed stockholder derivative lawsuit recognized in the prior year, separation charges, transaction costs, higher store and advertising costs, and $13 million due to higher revenues, partially offset by $12 million due to the impact of the additional week in the prior year. Currency translation fluctuations relating to our foreign operations favorably impacted SG&A expenses by $16 million.
Asset Impairment Charges. During each of fiscal 2025 and fiscal 2024, we recognized $7 million of asset impairment charges related primarily to impairment of property and equipment related to certain retail locations resulting from under-performance and expected store closures. Currency translation fluctuations relating to our foreign operations favorably impacted asset impairment charges by $0.1 million during fiscal 2025.
Net Gains on Lease Modifications. During fiscal 2025 and fiscal 2024, we recorded net gains on lease modifications of $1 million and $2 million, respectively, related primarily to the early termination of lease agreements for certain retail locations.
Gain on Sale of Assets. There was a $14 million gain on the sale of assets resulting from the sale and leaseback of our U.S. distribution center during fiscal 2025.
Operating Margin. Operating margin decreased 3.7% to 5.8% for fiscal 2025, compared to 9.5% in fiscal 2024. The decrease in operating margin was driven primarily by 400 basis points due to higher expenses, including a net positive impact from the settlement of a previously-disclosed stockholder derivative lawsuit recognized in the prior year, separation charges, transaction costs, and higher store and advertising costs, 70 basis points from the impact of newly acquired businesses and a 30 basis point unfavorable currency impact, partially offset by 70 basis points of higher revenues, 60 basis points from higher initial markups and 50 basis points from the gain on sale of assets.
Earnings from Operations. As a result of the foregoing, earnings from operations were $174 million for fiscal 2025, compared to $263 million in fiscal 2024. Currency fluctuations relating to our foreign operations unfavorably impacted earnings from operations by $16 million.

Interest Expense, Net.   Interest expense, net was $18 million for fiscal 2025, compared to $10 million in fiscal 2024. The increase in interest expense, net was due primarily to a higher weighted average interest rate as well as a higher level of debt, compared to fiscal 2024.
Loss on Extinguishment of Debt. During fiscal 2025, we recorded a loss of $2 million related to the partial extinguishment of our 2024 Notes, compared to a loss of $12 million related to the partial extinguishment of our 2024 Notes during fiscal 2024.
Other Expense, Net.   Other expense, net, was $73 million for fiscal 2025, compared to $5 million for fiscal 2024. The change was primarily due to the fair value remeasurement of derivatives related to our 2028 Notes and the related convertible note hedge resulting in a net unrealized loss of $61 million during fiscal 2025, a net gain on sale of other assets in fiscal 2024, and higher net realized losses from foreign currency exposures compared to fiscal 2024, partially offset by higher net realized and unrealized gains on foreign exchange currency contracts compared to fiscal 2024.
Income Tax Expense.  Income tax expense for fiscal 2025 was $10 million, or a 12% effective income tax rate, compared to $25 million, or a 10.8% effective income tax rate, in fiscal 2024. The change in income tax rate was primarily due to the write off of the long-term transition tax liability reserve on the deemed repatriation of foreign earnings and the related accrued interest as a result of the Tax Reform resulting in the recognition of an income tax benefit of $25.4 million during fiscal 2025, partially offset by a benefit recognized during fiscal 2024 related to the consolidation of certain business functions into Switzerland and, to a lesser extent, adjustments from an intra-entity transfer of intellectual property rights from certain U.S. entities to a wholly-owned Swiss subsidiary 2024.
Net Earnings Attributable to Noncontrolling Interests.   Net earnings attributable to noncontrolling interests for fiscal 2025 was $10 million, net of taxes, compared to $13 million, net of taxes, in fiscal 2024.
Net Earnings Attributable to Guess?, Inc.   Net earnings attributable to Guess?, Inc. for fiscal 2025 decreased $138 million, compared to fiscal 2024. Diluted EPS decreased $2.32 for fiscal 2025, compared to fiscal 2024. We estimate a positive impact from share buybacks of $0.03 and a negative impact from currency of $0.23 on diluted EPS for fiscal 2025 when compared to fiscal 2024.
Refer to “—Non-GAAP Measures” for an overview of our non-GAAP, or adjusted, financial results for fiscal 2025 and fiscal 2024. Excluding the impact of the non-GAAP items included in the reconciliation table under “—Non-GAAP Measures,” adjusted net earnings attributable to Guess?, Inc. decreased $70 million and adjusted diluted EPS decreased $1.18 for fiscal 2025 compared to fiscal 2024. We estimate our share buybacks had a positive impact of $0.10 and currency had a negative impact of $0.28 on adjusted diluted EPS during fiscal 2025 when compared to fiscal 2024.

Information by Business Segment
The following presents our net revenue and earnings from operations by segment (dollars in thousands):

	Fiscal 2025	Fiscal 2024	$ change	% change
Net revenue:
Europe	$1,529,380	$1,475,604	$53,776	3.6%
Americas Retail	753,052	710,908	42,144	5.9%
Americas Wholesale	325,998	199,903	126,095	63.1%
Asia	262,465	276,867	(14,402)	(5.2%)
Licensing	124,378	113,248	11,130	9.8%
Total net revenue	$2,995,273	$2,776,530	218,743	7.9%
Earnings from operations:
Europe	$145,565	$171,726	$(26,161)	(15.2%)
Americas Retail	7,435	56,829	(49,394)	(86.9%)
Americas Wholesale	65,799	54,403	11,396	20.9%
Asia	2,144	7,897	(5,753)	(72.9%)
Licensing	115,656	105,649	10,007	9.5%
Reconciliation to total earnings from operations:
Corporate overhead	(170,661)	(128,002)	(42,659)	33.3%
Asset impairment charges	(6,624)	(6,887)	263	(3.8%)
Net gains on lease modifications	718	1,662	(944)	(56.8%)
Gain on sale of assets	13,781	—	13,781
Total earnings from operations	$173,813	$263,277	(89,464)	(34.0%)
Operating margins:
Europe	9.5%	11.6%
Americas Retail	1.0%	8.0%
Americas Wholesale	20.2%	27.2%
Asia	0.8%	2.9%
Licensing	93.0%	93.3%
Total Company	5.8%	9.5%
Europe
Net revenue from our Europe segment increased by $54 million for fiscal 2025, compared to fiscal 2024. In constant currency, net revenue increased by 7% compared to fiscal 2024. The increase was driven mainly by $66 million due to higher wholesale revenue, $32 million from positive retail comparable store sales, $13 million from the impact of newly acquired businesses, $11 million of higher e-commerce revenues and $9 million due to net new store openings, partially offset by $50 million of unfavorable currency translation impact and $30 million due to the impact of the additional week in the prior year. Retail comparable sales (including e-commerce) increased 3% in U.S. dollars and 6% in constant currency compared to the prior year. The inclusion of our e-commerce sales positively impacted the retail comparable sales percentage by 1% in U.S. dollars and a minimal amount in constant currency. Our retail sales in Turkey, a relatively small market, had an outsized impact on our retail comparable sales (including e-commerce), contributing a positive impact of 1% in U.S. dollars and 2% in constant currency, largely due to the current hyper-inflation environment in Turkey. As of February 1, 2025, we directly operated 570 stores in Europe compared to 543 stores at February 3, 2024, excluding concessions, which represents a 5% increase from the prior year.
Operating margin decreased 2.1% for fiscal 2025, compared to fiscal 2024. The decrease in operating margin was driven primarily by 330 basis points from higher expenses, including advertising and store costs, 40 basis points of unfavorable currency impact and 30 basis points from the impact of newly acquired businesses, partially offset by 120 basis points due to the favorable impact of higher revenues and 60 basis points from higher initial markups.
Earnings from operations from our Europe segment decreased by $26 million for fiscal 2025, compared to fiscal 2024. The decrease in operating profit was driven mainly by $52 million from higher expenses, including advertising and store costs, $12 million from unfavorable currency impacts, including a $13 million unfavorable translation impact, partially offset by $28 million of higher revenues and $10 million of higher initial markups.
Americas Retail
Net revenue from our Americas Retail segment increased by $42 million for fiscal 2025, compared to fiscal 2024. Currency translation fluctuations relating to our non-U.S. retail stores and e-commerce sites unfavorably impacted net revenue by $9 million. In constant currency, net revenue increased by 7% compared to the prior year. The increase in net revenue in constant currency was driven by $131 million due to our newly acquired businesses, partially offset by $64 million due to negative retail comparable store sales, $8 million due to net store closures, $7 million due to the impact of the additional week in the prior year and $6 million of lower e-commerce revenues. Retail comparable sales (including e-commerce) decreased 12% in U.S. dollars and 11% in constant currency compared to the prior year. The inclusion of our e-commerce sales had a minimal impact on the retail comparable sales percentage in both U.S. dollars and constant currency. As of February 1, 2025, we directly operated 409 stores in the Americas compared to 356 stores at February 3, 2024, excluding concessions, which represents a 15% increase from the prior year.
Operating margin decreased 7.0% for fiscal 2025, compared to fiscal 2024. The decrease was driven primarily by 410 basis points from the unfavorable impact of negative comparable store sales, 190 basis points from higher expenses, including store costs, and 50 basis points from the impact of newly acquired businesses, partially offset by 100 basis points from initial markups.
Earnings from operations from our Americas Retail segment decreased by $49 million for fiscal 2025, compared to fiscal 2024. The change was driven primarily by $38 million of lower revenues and $14 million of higher expenses, including higher store costs, partially offset by $8 million of higher initial markups.
Americas Wholesale
Net revenue from our Americas Wholesale segment increased by $126 million for fiscal 2025, compared to fiscal 2024. In constant currency, net revenue increased by 65% compared to the prior year. The increase in net revenues in constant currency was driven by $92 million from the impact of newly acquired businesses and $42 million from higher shipments in the U.S. and, to a lesser extent, Mexico. Currency translation fluctuations relating to our non-U.S. wholesale businesses unfavorably impacted net revenue by $4 million.
Operating margin decreased 7.0% for fiscal 2025, compared to fiscal 2024. The decrease in operating margin was driven mainly by 630 basis points from the impact of newly acquired businesses, 110 basis points of higher expenses and 100 basis points from lower product margin, partially offset by 170 basis points from higher revenues.
Earnings from operations from our Americas Wholesale segment increased by $11 million for fiscal 2025, compared to fiscal 2024. Approximately $16 million of the increase was due to higher shipments and $6 million from the impact of newly acquired businesses, partially offset by $4 million due to higher expenses and $3 million from lower product margin.
Asia
Net revenue from our Asia segment decreased by $14 million for fiscal 2025, compared to fiscal 2024. In constant currency, net revenue decreased by 2% compared to the prior year. The decrease in net revenue in constant currency was driven by $15 million due to negative retail comparable store sales, $9 million of unfavorable currency translation fluctuations and $6 million due to the impact of the additional week in the prior year, partially offset by $9 million of net new store openings and $8 million from the impact of newly acquired businesses. Retail comparable sales (including e-commerce) decreased 14% in U.S. dollars and 11% in constant currency compared to the prior year. The inclusion of our e-commerce sales negatively impacted the retail comparable sales percentage by 1% in both U.S. dollars and constant currency.
Operating margin decreased 2.1% for fiscal 2025, compared to fiscal 2024. The decrease in operating margin was driven mainly by 240 basis points from higher expenses, including store costs, 150 basis points from negative retail comparable store sales and 60 basis points from lower product margin, partially offset by 230 basis points from net new store openings.
Earnings from operations from our Asia segment decreased by $6 million for fiscal 2025, compared to fiscal 2024. The decrease was driven mainly by $6 million of higher expenses, $4 million from negative retail comparable store sales and $2 million from lower product margin, partially offset by $6 million of net new store openings. Currency translation fluctuations relating to our Asia operations had a minimal impact on earnings from operations.
Licensing
Net royalty revenue from our Licensing segment increased by $11 million for fiscal 2025, compared to fiscal 2024, mainly driven by higher royalties in our fragrance, footwear and handbags categories as well as the key money amortization for our handbag license renewal, partially offset by lower royalties in outerwear, following the internalization of that product category.
Earnings from operations from our Licensing segment increased by $10 million for fiscal 2025, compared to fiscal 2024. The increase was driven by the favorable impact to earnings from higher revenues.
Corporate Overhead
Unallocated corporate overhead increased by $43 million for fiscal 2025, compared to fiscal 2024, primarily due to $18 million of higher advertising costs, a net $14 million positive impact from the settlement of a previously-disclosed stockholder derivative lawsuit recognized in the prior year, $7 million of separation charges related to the transition of the operation of our U.S. distribution center and $5 million of higher transaction costs in connection with the rag & bone acquisition.
Fiscal 2024 Compared to Fiscal 2023
The comparison of results of operations for fiscal 2024 to fiscal 2023 has been omitted from this Form 10-K, but can be referenced in “Part II., Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Form 10-K for fiscal 2024, filed with the SEC on April 1, 2024.
Non-GAAP Measures
The financial information presented in this Annual Report includes non-GAAP financial measures, such as adjusted net earnings attributable to GUESS?, adjusted diluted net earnings per share attributable to common stockholders and constant currency information. For fiscal 2025 and fiscal 2024, the adjusted results exclude the impact of certain professional service and legal fees and related (credits) costs, transaction costs in connection with our acquisition of rag & bone, separation charges related to the transition of the operations of our U.S. distribution center, gain on the sale of our U.S. distribution center and settlement of the related interest rate swap, asset impairment charges, net gains on lease modifications, loss on extinguishment of debt, non-cash amortization of debt discount of our convertible senior notes, fair value remeasurement of derivatives related to the 2028 Notes and the related convertible note hedge, the related income tax effects of the foregoing items and the impact from certain discrete income tax adjustments related primarily to the write off of the long-term transition tax liability reserve on the deemed repatriation of foreign earnings and the related accrued interest as a result of the Tax Reform, a benefit recognized related to the consolidation of certain business functions into Switzerland and, to a lesser extent, adjustments from an intra-entity transfer of intellectual property rights from certain U.S. entities to a wholly-owned Swiss subsidiary, in each case where applicable. The weighted average diluted shares outstanding used for adjusted diluted EPS also excludes the dilutive impact of the Notes, based on the bond hedge contracts in place. These non-GAAP measures are provided in addition to, and not as an alternative for, our reported GAAP results.
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
A reconciliation of reported GAAP results to comparable non-GAAP results follows (in thousands, except per share data):

	Fiscal 2025	Fiscal 2024
Reported GAAP net earnings attributable to Guess?, Inc.	$60,423	$198,199
Certain professional service and legal fees and related (credits) costs[1]	798	(14,033)
Transaction costs[2]	5,726	565
Separation charges[3]	7,075	—
Asset impairment charges[4]	6,624	6,887
Net gains on lease modifications[5]	(718)	(1,662)
Loss on extinguishment of debt[6]	1,952	12,351
Amortization of debt discount[7]	3,025	622
Fair value remeasurement of derivatives[8]	60,737	(998)
Gain on sale of assets[9]	(14,569)	—
Discrete income tax adjustments[10]	(24,553)	(26,854)
Income tax impact from adjustments[11]	(2,010)	(1,041)
Total adjustments affecting net earnings attributable to Guess?, Inc.	44,087	(24,163)
Adjusted net earnings attributable to Guess?, Inc.	$104,510	$174,036

Net earnings per common share attributable to common stockholders:
GAAP diluted	$0.77	$3.09
Certain professional service and legal fees and related (credits) costs[1,12]	0.01	(0.15)
Transaction costs[2,12]	0.07	0.01
Separation charges[3,12]	0.08	—
Asset impairment charges[4,12]	0.08	0.07
Net gains on lease modifications[5,12]	(0.01)	(0.02)
Loss on extinguishment of debt[6,12]	0.02	0.13
Amortization of debt discount[7,12]	0.03	0.01
Fair value remeasurement of derivatives[8]	0.89	(0.01)
Gain on sale of assets[9,12]	(0.17)	—
Discrete income tax adjustments[10]	(0.36)	(0.38)
Convertible notes if-converted method[13]	0.55	0.39
Adjusted diluted	$1.96	$3.14
Weighted average common shares outstanding attributable to common stockholders:
GAAP diluted	68,594	69,782
Adjusted diluted[12]	52,864	54,661
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

7In April 2023, January 2024 and March 2024, we issued $275 million, $65 million and $12 million principal amount of 3.75% convertible senior notes due 2028 in private offerings, respectively. The debt discount resulted from: (1) the modification accounting for a portion of the exchanged 2024 Notes in April 2023, and (2) recognized embedded derivative liability for the issuance of Additional 2028 Notes. The debt discount will be amortized as non-cash interest expense over the term of the 2028 Notes.
8Adjustments represent changes in fair value of the equity-linked derivatives associated with the 2028 Notes.
9Adjustments represent the gain on the sale of assets related to our U.S. distribution center within earnings from operations and the settlement of the related interest rate swap within other income (expense).
10Adjustments in fiscal 2025 represent discrete income tax items related primarily to our $19.6 million long-term transition tax liability reserve on the deemed repatriation of foreign earnings recorded during fiscal 2018 as a result of the Tax Reform. During the three months ended February 1, 2025, we wrote off the liability previously recorded and the related accrued interest resulting in the recognition of an income tax benefit of $25.4 million. Adjustments in fiscal 2024 represent discrete income tax items related primarily to a benefit recognized during the third quarter of fiscal 2024 related to the consolidation of certain business functions into Switzerland and, to a lesser extent, adjustments from an intra-entity transfer of intellectual property rights from certain U.S. entities to a wholly-owned Swiss subsidiary.
11The income tax effect of certain professional service and legal fees and related (credits) costs, transaction costs in connection with the acquisition of rag & bone, separation charges related to the transition of the operation of our U.S. distribution center, asset impairment charges, net gains on lease modifications, loss on extinguishment of debt, amortization of debt discount and gain on sale of assets related to our U.S. distribution center and the settlement of the related interest rate swap was based on our assessment of deductibility using the statutory income tax rate (inclusive of the impact of valuation allowances) of the tax jurisdiction in which the charges were incurred.
12Adjustments include the related income tax effect based on our assessment of deductibility using the statutory income tax rate (inclusive of the impact of valuation allowances) of the tax jurisdiction in which the charges were incurred.
13We excluded the dilutive impact of the Notes at stock prices below $40.65 and $37.43 for the 2024 Notes and the 2028 Notes, respectively, based on the bond hedge contracts in place that will deliver shares to offset dilution. At stock prices in excess of $37.43 for the 2028 Notes, we would have an obligation to deliver additional shares in excess of the dilution protection provided by the bond hedges.
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
Liquidity and Capital Resources
We use our liquidity globally primarily to fund our working capital, occupancy costs, interest and principal payments on our debt, remodeling and rationalization of our retail stores, shop-in-shop programs, concessions, systems, infrastructure, compensation expenses, other existing operations, expansion plans, international growth and potential acquisitions and investments. Generally, our working capital needs are highest during the late summer and fall as our inventories increase before the holiday selling period. In addition, in the United States, we need liquidity for payment of dividends to our stockholders and to fund share repurchases, if any.
During fiscal 2025, we relied primarily on trade credit, available cash, real estate and other operating leases, finance leases, proceeds from our credit facilities and term loans and internally generated funds to finance our operations. We anticipate we will be able to satisfy our ongoing cash requirements for the foreseeable future, including at least the next 12 months, for working capital, capital expenditures, payments on our debt, finance leases and operating leases, as well as lease modification payments, potential acquisitions and investments, expected income tax payments, dividend payments to stockholders and share repurchases, if any, primarily with cash flow from operations and existing cash balances as supplemented by borrowings under our existing credit facilities and proceeds from our term loans and other indebtedness, as needed.
In May 2022, we entered into a €250 million revolving credit facility through a European subsidiary, which replaced certain European short-term borrowing arrangements. In June 2024, we amended the revolving credit facility to, among other things, expand the borrowing capacity under the credit agreement by €100 million to €350 million. As of February 1, 2025, we had approximately $222.7 million of remaining borrowing capacity on this facility. In December 2022, we entered into an amendment of our senior secured asset-based revolving credit facility, which increased borrowing capacity from $120 million to $150 million and extended the maturity date of the credit facility to December 20, 2027. In March 2024, we amended the senior secured asset-based revolving credit facility to increase the total borrowing capacity under the facility by $50 million to $200 million. As of February 1, 2025, we had approximately $170.6 million of borrowing capacity on this facility. (Such arrangements are described further in “Note 9 - Borrowings and Finance Lease Obligations” of the notes to our consolidated financial statements included in this Annual Report.)
Due to the seasonality of our business and cash needs, we may increase borrowings under our established credit facilities or enter new credit facilities from time-to-time during the next 12 months and beyond. If we experience a sustained decrease in consumer demand, we may require access to additional credit, which may not be available to us on commercially acceptable terms or at all.
In April 2023, we issued $275 million aggregate principal amount of the Initial 2028 Notes in exchange for approximately $184.9 million of our then-existing 2024 Notes in a private offering. In January 2024, we issued $64.8 million principal amount of the January Additional 2028 Notes in exchange for approximately $67.1 million of our then-existing 2024 Notes in a private offering. In March 2024, we issued approximately $12.1 million principal amount of the March Additional 2028 Notes in exchange for approximately $14.6 million of our then-existing 2024 Notes in a private offering. In April 2024, upon maturity of the 2024 Notes, we settled the remaining $33.5 million principal amount of our then-existing 2024 Notes. We expect to settle the principal amount of our 2028 Notes in fiscal 2029 in cash and any excess in shares. Our outstanding 2028 Notes may be converted at the option of the holders as described in “Note 11 - Convertible Senior Notes and Related Transactions” of the notes to our consolidated financial statements included in this Annual Report. As of February 1, 2025, none of the conditions allowing holders of the 2028 Notes to convert had been met. In addition, pursuant to the terms of the 2028 Notes, if our stock trading price exceeds 130% of the conversion price of the 2028 Notes (approximately $22.12 per share as of February 1, 2025) for at least 20 trading days during the 30 consecutive trading-day period ending on, and including, the last trading day of any calendar quarter, holders of the 2028 Notes would have the right to convert their convertible notes during the next calendar quarter.
In accordance with the terms of the indentures governing the 2028 Notes, we are required to adjust the conversion rate and the conversion price of the 2028 Notes for quarterly dividends exceeding $0.225 per share, respectively. In connection with our regular quarterly dividend announced on April 3, 2025, we expect to adjust the conversion price (which is expected to decrease) of the 2028 Notes in accordance with the terms of the indenture governing the 2028 Notes. Corresponding adjustments are expected to be made to the strike prices with respect to the convertible note hedges and the warrants entered into by the Company in connection with the offerings of the 2028 Notes, each of which will be decreased in accordance with the terms of the applicable convertible note hedge confirmations and warrant confirmations. Upon conversion, we will pay or deliver, as the case may be, cash, shares of our common stock or a combination of cash and shares of our common stock, at our election, in the manner and subject to the terms and conditions provided in the indenture governing the 2028 Notes. The convertible note hedge transaction we entered into in connection with our issuance of the 2028 Notes is expected generally to reduce the potential dilution upon conversion of the 2028 Notes and/or offset any cash payments we are required to make in excess of the principal amount of the 2028 Notes that are converted, as the case may be. (Such arrangements are described further in “Note 11 - Convertible Senior Notes and Related Transactions” of the notes to our consolidated financial statements included in this Annual Report.)

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
We had a balance related to the Tax Reform transition tax included in other long-term liabilities of $19.6 million (excluding related interest) as of February 3, 2024. The liability was released during fiscal 2025 due to the expiration of the federal statute of limitation for the assessment of the tax liability. Refer to “Note 13 - Income Taxes” of the notes to our consolidated financial statements included in this Annual Report for further detail.
We have historically considered the undistributed earnings of our foreign subsidiaries to be indefinitely reinvested. As a result of the Tax Reform, we had a substantial amount of previously taxed earnings that could be distributed to the United States without additional U.S. taxation. As of February 1, 2025, we determined that approximately $300.0 million of such foreign earnings are not indefinitely reinvested. The incremental tax cost to repatriate these earnings to the United States is immaterial. We intend to indefinitely reinvest the remaining earnings from our foreign subsidiaries for which a deferred income tax liability has not already been recorded. We continue to evaluate our plans for reinvestment or repatriation of unremitted foreign earnings and regularly review our cash positions and determination of indefinite reinvestment of foreign earnings. If we determine that all or a portion of such foreign earnings are no longer indefinitely reinvested, we may be subject to additional foreign withholding taxes and U.S. state income taxes, beyond the one-time transition tax.
As of February 1, 2025, we had cash and cash equivalents of $187.7 million, of which approximately $36.7 million was held in the United States. Excess cash and cash equivalents, which represent the majority of our outstanding cash and cash equivalents balance, are held primarily in overnight deposit, short-term time deposit accounts and money market accounts. As of February 1, 2025, we had roughly $399 million of available global borrowing capacity, bringing our combined cash, cash equivalents and borrowing capacity to approximately $587 million. Refer to “Part I., Item 1A. Risk Factors” in this Annual Report for a discussion of risk factors which could reasonably be likely to result in a decrease of internally generated funds available to finance capital expenditures and working capital requirements.
Fiscal 2025 Compared to Fiscal 2024
Operating Activities
Net cash provided by operating activities was $121.7 million for fiscal 2025, compared to $330.4 million for fiscal 2024, or a decrease of $208.7 million. The deterioration was driven primarily by unfavorable changes in working capital and lower cash earnings, partially offset by the upfront cash payment received related to a handbag license renewal.
Investing Activities
Net cash used in investing activities was $113.2 million for fiscal 2025, compared to $75.1 million for fiscal 2024. Net cash used in investing activities primarily related to existing store remodeling programs, retail expansion and, to a lesser extent, technology and other infrastructure, as well as investment in business acquisitions, partially offset by the proceeds from the sale of our U.S. distribution center.
The increase in cash used in investing activities was driven primarily by our rag & bone acquisition during fiscal 2025 compared to fiscal 2024. During fiscal 2025, we opened 58 directly-operated stores compared to 30 directly-operated stores that were opened in the prior year.
Financing Activities
Net cash used in financing activities was $165.5 million for fiscal 2025, compared to $168.8 million for fiscal 2024. The improvement of $3.3 million was primarily due to higher net borrowings, partially offset by the payment of a special cash dividend, lower proceeds from the exchange of convertible senior notes and related transactions, and repayments of convertible senior notes during fiscal 2025 compared to fiscal 2024.
Effect of Exchange Rates on Cash, Cash Equivalents and Restricted Cash
Changes in foreign currency translation rates decreased our reported cash, cash equivalents and restricted cash balance by $14.8 million during fiscal 2025 compared to a decrease of $1.9 million during fiscal 2024. Refer to “Foreign Currency Volatility” for further information on fluctuations in exchange rates.
Working Capital
As of February 1, 2025, we had net working capital (including cash and cash equivalents) of $418.0 million, compared to $433.9 million at February 3, 2024. Our primary working capital needs are for payments for inventories, salaries and wages, and the current portion of lease liabilities.
Inventory increased by $96.4 million, or 20.7%, to $562.6 million as of February 1, 2025, from $466.3 million at February 3, 2024. On a constant currency basis, inventory increased by $123.5 million, or 26.5%, when compared to February 3, 2024. The increase was mainly driven by our rag & bone acquisition as well as the impact of the acceleration of inventory receipts to mitigate the impact of the Red Sea crisis.
The accounts receivable balance consists of trade receivables relating primarily to our wholesale business in Europe and, to a lesser extent, to our wholesale businesses in the Americas and Asia, royalty receivables relating to our licensing operations, credit card and retail concession receivables related to our retail businesses and certain other receivables. Accounts receivable increased by $76.4 million, or 24.3%, to $391.2 million as of February 1, 2025, compared to $314.8 million at February 3, 2024. On a constant currency basis, accounts receivable increased by $96.4 million, or 30.6%, when compared to February 3, 2024. As of February 1, 2025, approximately 50% of our total net trade receivables and 62% of our European net trade receivables were subject to credit insurance coverage, certain bank guarantees or letters of credit for collection purposes. Our credit insurance coverage contains certain terms and conditions specifying deductibles and annual claim limits.
Fiscal 2024 Compared to Fiscal 2023
The comparison of cash flows from operations for fiscal 2024 to fiscal 2023 has been omitted from this Form 10-K, but can be referenced in “Part II., Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Form 10-K for fiscal 2024, filed with the SEC on April 1, 2024.

Material Cash Requirements
The following summarizes our material cash requirements for known contractual and other obligations as of February 1, 2025 and the effects such obligations are expected to have on liquidity and cash flow in future periods (in thousands):

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Contractual Obligations:
Short-term borrowings	$30,480	$30,480	$—	$—	$—
Convertible senior notes, net[1,2]	398,140	13,198	26,396	358,546	—
Long-term debt, excluding convertible senior notes, net[1]	164,013	5,199	158,787	27	—
Finance lease obligations[1]	10,343	5,550	4,451	342	—
Operating lease obligations[1,3]	1,049,019	218,039	345,763	246,663	238,554
Purchase obligations[4]	255,377	255,377	—	—	—
Benefit obligations[5]	76,043	2,360	5,049	5,355	63,279
Total	$1,983,415	$530,203	$540,446	$610,933	$301,833

Other commercial commitments[6]	$6,148	$4,192	$1,956	$—	$—
______________________________________________________________________
1Includes interest payments.
2In fiscal 2024 and fiscal 2025, we issued the 2028 Notes in private offerings. Refer to “Note 11 - Convertible Senior Notes and Related Transactions” of the notes to our consolidated financial statements included in this Annual Report for further detail.
3We have elected the practical expedient to not separate non-lease components from lease components in the measurement of liabilities for our directly-operated real estate leases. As such, this amount reflects operating lease costs that are considered in the measurement of the related operating lease liabilities, which may include fixed payments related to rent, insurance, property taxes, sales promotion, common area maintenance and certain utility charges, where applicable. This does not include variable lease costs that are excluded from the measurement of the operating lease liabilities, such as those charges that are based on a percentage of annual sales volume or estimates. In fiscal 2025, these variable charges totaled $109.3 million. Refer to “Note 10 - Lease Accounting” of the notes to our consolidated financial statements included in this Annual Report for further detail.
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
Excluded from the above table of material cash requirements is the noncurrent liability for unrecognized tax benefits, including penalties and interest, of $40.3 million. This liability for unrecognized tax benefits has been excluded because we cannot make a reliable estimate of the period in which the liability will be settled, if ever.
The above table also excludes current liabilities (other than short-term borrowings) as these amounts will be paid within one year and certain long-term liabilities that do not require cash payments.
Off-Balance Sheet Arrangements
Other than certain obligations and commitments included in the table above, we did not have any material off-balance sheet arrangements as of February 1, 2025.
Capital Expenditures
Gross capital expenditures totaled $86.1 million, before deducting lease incentives of $2.8 million, for fiscal 2025. This compares to gross capital expenditures of $74.2 million, before deducting lease incentives of $2.1 million, for fiscal 2024.

When we prioritize investments, we will focus on their strategic significance and their return on invested capital expectations. We will consider opportunistic strategic acquisitions of brands and businesses that leverage our global infrastructure and network of licensees and wholesale partners. See “―General―rag & bone Acquisition” in this Item 7 above for information about our acquisition of rag & bone.
Dividends
On April 3, 2025, we announced a regular quarterly cash dividend of $0.30 per share on our common stock. The cash dividend will be payable on May 2, 2025 to shareholders of record as of the close of business on April 16, 2025.
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
Share Repurchases
During fiscal 2022, the Board of Directors authorized a program (the “2021 Share Repurchase Program”) to repurchase, from time-to-time and as market and business conditions warrant, up to $200 million of our common stock. During fiscal 2023, the Board of Directors expanded its repurchase authorization by $100 million, leaving a new capacity of $249.0 million at that time. In January 2024, the Board of Directors expanded the repurchase authorization by approximately $1.4 million to cover the repurchases associated with the issuance of the January Additional 2028 Notes. As of February 3, 2024, we had no remaining authority under the 2021 Share Repurchase Program to purchase our common stock. In March 2024, the Board of Directors authorized the 2024 Share Repurchase Program.
During fiscal 2025, we repurchased 2,600,569 shares under the 2024 Share Repurchase Program at an aggregate cost of $60.8 million, including excise tax. During fiscal 2024, we repurchased 3,153,339 shares under the 2021 Share Repurchase Program at an aggregate cost of $64.1 million, including excise tax. During fiscal 2023, we repurchased 8,985,603 shares under the 2021 Share Repurchase Program at an aggregate cost of $186.7 million, which is inclusive of the shares repurchased under the 2022 accelerated share repurchase agreement. As of February 1, 2025, we had remaining authority under the 2024 Share Repurchase Program to purchase $139.8 million of our common stock.
Repurchases under the program may be made on the open market or in privately negotiated transactions, pursuant to Rule 10b5-1 trading plans or other available means. There is no minimum or maximum number of shares to be repurchased under the program, which may be discontinued at any time, without prior notice.
Borrowings and Finance Lease Obligations and Convertible Senior Notes
In April 2023, we issued $275 million aggregate principal amount of Initial 2028 Notes and retired approximately $184.9 million aggregate principal of 2024 Notes in a private offering. In January 2024, we issued $64.8 million principal amount of January Additional 2028 Notes in exchange for approximately $67.1 million of 2024 Notes in a private offering. In March 2024, we issued $12.1 million principal amount of March Additional 2028 Notes in exchange for approximately $14.6 million of 2024 Notes in a private offering. Immediately following the closing of the March 2024 transaction, approximately $33.5 million in aggregate principal amount of the 2024 Notes remained outstanding, which were settled in April 2024 upon maturity of the 2024 Notes.
Refer to “Note 11 - Convertible Senior Notes and Related Transactions” of the notes to our consolidated financial statements in this Annual Report for disclosures about our Notes and related transactions.
In addition, refer to “Note 9 - Borrowings and Finance Lease Obligations” of the notes to our consolidated financial statements included in this Annual Report for disclosures about our borrowings and finance lease obligations.

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
As a non-qualified pension plan, no dedicated funding of the SERP is required; however, we have made periodic payments into insurance policies held in a rabbi trust to fund the expected obligations arising under the non-qualified SERP. The amount of any future payments into the insurance policies, if any, may vary depending on investment performance of the trust. The cash surrender values of the insurance policies were $63.8 million and $63.4 million as of February 1, 2025 and February 3, 2024, respectively, and were included in other assets in our consolidated balance sheets. As a result of changes in the value of the insurance policy investments, we recorded unrealized gains (losses) of $2.2 million, $1.1 million and $(5.7) million in other income (expense) during fiscal 2025, fiscal 2024 and fiscal 2023, respectively. The projected benefit obligation was $33.8 million and $37.7 million as of February 1, 2025 and February 3, 2024, respectively, and was included in accrued expenses and other long-term liabilities in our consolidated balance sheets depending on the expected timing of payments. SERP benefit payments of $1.9 million and $2.1 million were made during fiscal 2025 and fiscal 2024, respectively.
Employee Stock Purchase Plan
Our qualified employee stock purchase plan (“ESPP”) allows qualified employees (as defined in the ESPP) to participate in the purchase of designated shares of our common stock at a price equal to 85% of the lower of the closing price at the beginning or end of each quarterly stock purchase period. We have 4,000,000 shares of common stock registered under the ESPP. During fiscal 2025, 39,161 shares of our common stock were issued pursuant to the ESPP at an average price of $13.39 per share for a total of $0.5 million.
Critical Accounting Policies and Estimates
The Consolidated Financial Statements are prepared in conformity with accounting principles generally accepted in the United States, which require management to make estimates and assumptions that affect the reported amounts of the assets and liabilities and disclosures of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Management bases its estimates and judgments on its historical experience, an evaluation of current market trends as of the reporting date and other relevant factors, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Management evaluates its estimates and judgments on an ongoing basis including those related to the allowances for doubtful accounts, sales return and markdown allowances, valuation of inventories, share-based compensation, income taxes, recoverability of deferred income taxes, unrecognized income tax benefits, the useful life of assets for depreciation and amortization, evaluation of asset impairment (including goodwill and long-lived assets, such as property and equipment and operating lease right-of-use (“ROU”) assets), pension obligations, workers’ compensation and medical self-insurance expense and accruals, derivative valuation, litigation reserves, restructuring expense and accruals, convertible senior notes and accounting for business combinations.
We believe that the following significant accounting policies involve a higher degree of judgment and complexity. In addition to the accounting policies mentioned below, refer to “Note 1 - Description of the Business and Summary of Significant Accounting Policies and Practices” of the notes to our consolidated financial statements included in this Annual Report for other significant accounting policies.
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
Sales Return Allowances
We accrue for estimated sales returns in the period in which the related revenue is recognized. To recognize the financial impact of sales returns, we estimate the amount of goods that will be returned based on historical experience and current trends and reduce sales and cost of sales accordingly. Our policy allows retail customers in certain regions a grace period to return merchandise following the date of sale. Substantially all of these returns are considered to be resalable at a price that exceeds the cost of the merchandise. We include the allowance for sales returns in accrued expenses and the estimated cost associated with such sales returns within other current assets in our consolidated balance sheets.
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
Our primary objective is to hedge the variability in forecasted cash flows due to the foreign currency risk. Various transactions that occur primarily in Europe, Canada, South Korea, China, Hong Kong and Mexico are denominated in U.S. dollars, British pounds and Russian roubles and thus are exposed to earnings risk as a result of exchange rate fluctuations when converted to their functional currencies. These types of transactions include U.S. dollar-denominated purchases of merchandise and U.S. dollar- and British pound-denominated intercompany liabilities. In addition, certain operating expenses, tax liabilities and pension-related liabilities are denominated in Swiss francs and are exposed to earnings risk as a result of exchange rate fluctuations when converted to the functional currency. Further, there are certain real estate leases which are denominated in a currency other than the functional currency of the respective entity that entered into the agreement (primarily Swiss francs, Russian roubles and Polish zloty). As a result, we may be exposed to volatility related to unrealized gains or losses on the translation of present value of future lease payment obligations when translated at the exchange rate as of a reporting period-end. We enter into derivative financial instruments, including forward exchange currency contracts, to offset some but not all of the exchange risk on certain of these anticipated foreign currency transactions. We do not hedge all transactions denominated in foreign currency.
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

Equity-Linked Instrument
In connection with the exchange and subscription offerings related to the convertible senior notes in January 2024 and March 2024, we concluded that the purchased options to hedge the conversion feature for the Additional 2028 Notes issued in fiscal 2024 and fiscal 2025 no longer qualify for the derivative scope exception for contracts indexed in an entity’s own equity. As a result, these contracts are accounted for as derivative assets, including the portion related to the reclassification of the pre-existing options purchased in April 2023, which had previously been recorded in paid-in capital in our consolidated balance sheets. We include derivative assets within other assets in our consolidated balance sheets. The derivative assets are required to be measured at fair value with changes in fair value recorded in earnings (loss). Changes in fair value of these derivative assets are reported in net earnings (loss) as part of other income (expense).
Income Taxes
We account for uncertainty in income taxes in accordance with authoritative guidance, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of an income tax position taken or expected to be taken in an income tax return. For those benefits to be recognized, an income tax position must be more likely than not to be sustained upon examination by taxing authorities. We also follow authoritative guidance provided on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.
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
We have historically considered the undistributed earnings of our foreign subsidiaries to be indefinitely reinvested. As a result of the Tax Reform, we had a substantial amount of previously taxed earnings that could be distributed to the United States without additional material U.S. taxation. We continue to evaluate our plans for reinvestment or repatriation of unremitted foreign earnings and regularly review our cash positions and determination of permanent reinvestment of foreign earnings. If we determine that all or a portion of such foreign earnings are no longer indefinitely reinvested, we may be subject to additional foreign withholding taxes and U.S. state income taxes, beyond the one-time transition tax. For example, as of February 1, 2025, we determined that approximately $300.0 million of such foreign earnings are no longer indefinitely reinvested. The incremental tax cost to repatriate these earnings to the United States is immaterial. We intend to indefinitely reinvest the remaining earnings from our foreign subsidiaries for which a deferred income tax liability has not already been recorded. It is not practicable to estimate the amount of income tax that might be payable if these earnings were repatriated due to the complexities associated with the hypothetical calculation.
We completed an intra-entity transfer of intellectual property rights from a U.S. entity to a wholly-owned Swiss subsidiary, more closely aligning our intellectual property rights with our business operations. This transaction resulted in a taxable gain and income tax expense in the United States. The U.S. taxable gain and income tax expense generated by this intercompany transfer of intellectual property was primarily offset by the recognition of a deferred income tax asset in the Swiss subsidiary.
We are subject to an income tax on global intangible low-taxed income (“GILTI”). GILTI is an income tax on foreign income in excess of a deemed return on tangible assets of foreign corporations. Companies subject to

GILTI have the option to account for the income tax as a period cost if and when incurred, or factor such amounts into the measurement of deferred income taxes. We have elected to account for GILTI as a period cost.
Valuation of Goodwill, Intangible and Other Long-Lived Assets
We assess the impairment of our long-lived assets (related primarily to goodwill, property and equipment and operating lease ROU assets), which requires us to make assumptions and judgments regarding the carrying value of these assets on an annual basis, or more frequently if events or changes in circumstances indicate that the assets might be impaired. For goodwill, determination of impairment is made at the reporting unit level which may be either an operating segment or one level below an operating segment if discrete financial information is available. Two or more reporting units within an operating segment may be aggregated for impairment testing if they have similar economic characteristics. We have established four reporting units for goodwill impairment testing, which include Europe Wholesale, Europe Retail (both components within the Europe segment), the Americas Retail segment and the Americas Wholesale segment. For long-lived assets (other than goodwill), the majority relate to our retail operations which consist primarily of regular retail and flagship locations. We consider each individual regular retail location as an asset group for impairment testing, which is the lowest level at which individual cash flows can be identified. The asset group includes leasehold improvements, furniture, fixtures and equipment, computer hardware and software, operating lease ROU assets including lease acquisition costs and certain long-term security deposits, and excludes operating lease liabilities. We review regular retail locations in penetrated markets for impairment risk once the locations have been opened for at least one year in their current condition, or sooner as changes in circumstances require. We believe that waiting at least one year, unless a change in circumstances requires an earlier review, allows a location to reach a maturity level where brand awareness has been established and a more comprehensive analysis of financial performance can be performed. We also evaluate impairment risk for retail locations that are expected to be closed in the foreseeable future. We have flagship locations which are used as a regional marketing tool to build brand awareness and promote our current product. Provided the flagship locations continue to meet appropriate criteria, impairment for these locations is tested by evaluating cash flows at a reporting unit level.
An asset is considered to be impaired if we determine that the carrying value may not be recoverable based upon our assessment of the asset’s ability to continue to generate earnings from operations and positive cash flow in future periods or if significant changes in our strategic business objectives and utilization of the assets occurred. If the assets are considered to be impaired, an impairment charge is recognized representing the amount by which the carrying value of the assets exceeds the fair value of those assets. We use estimates of market participant rents to calculate fair value of lease ROU assets and discounted future cash flows of the asset group to quantify fair value for other long-lived assets. These nonrecurring fair value measurements are considered Level 3 inputs as defined in “Note 21 - Fair Value Measurements” of the notes to our consolidated financial statements included in this Annual report. The impairment loss calculations require management to apply judgment estimating, among other things, market participant rents, future cash flows, and the discount rates that reflect the risk inherent in future cash flows. Future expected cash flows for assets in regular retail locations are based on management’s estimates of future cash flows, which include sales and gross margin growth rate assumptions, over the remaining lease period or expected life, if shorter. For expected location closures, we will evaluate whether it is necessary to shorten the useful life for any of the assets within the respective asset group. We will use this revised useful life when estimating the asset group’s future cash flows. We consider historical trends, expected future business trends and other factors when estimating the future cash flow for each regular retail location. We also consider factors such as: the local environment for each regular retail location, including mall traffic and competition; our ability to successfully implement strategic initiatives; and the ability to control variable costs such as cost of sales and payroll and, in some cases, renegotiate lease costs. If actual results are not consistent with the assumptions and judgments used in estimating future cash flows and asset fair values, there may be additional exposure to future impairment losses that could be material to our results of operations.
Pension Benefit Plan Actuarial Assumptions
In accordance with authoritative guidance for defined benefit pension and other postretirement plans, an asset for a plan’s overfunded status or a liability for a plan’s underfunded status is recognized in the consolidated balance sheets; plan assets and obligations that determine the plan’s funded status are measured as of the end of our fiscal year; and changes in the funded status of defined benefit postretirement plans are recognized in the year in which they occur. Such changes are reported in other comprehensive income (loss) as a separate component of stockholders’ equity
Our pension obligations and related costs are calculated using actuarial concepts within the authoritative guidance framework and are considered Level 3 inputs as defined in “Note 21 - Fair Value Measurements” of the notes to our consolidated financial statements included in this Annual Report. We use the corridor approach to amortize unrecognized actuarial gains or losses over the average remaining service life of active participants. The life expectancy, estimated retirement age, discount rate, estimated future compensation and expected return on plan assets are important elements of expense and/or liability measurement. These critical assumptions are evaluated annually which enables expected future payments for benefits to be stated at present value on the measurement date. If actual results are not consistent with actuarial assumptions, the amounts recognized for the defined benefit plans could change significantly. Refer to “Note 14 - Defined Benefit Plans” of the notes to our consolidated financial statements included in this Annual Report for detail regarding our defined benefit plans.
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
Convertible Senior Notes
In April 2019, we issued $300 million principal amount of the 2024 Notes in a private offering. Prior to January 30, 2022, certain convertible debt instruments that may be settled in cash on conversion were required to be separately accounted for as liability and equity components of the instrument in a manner that reflects the issuer’s non-convertible debt borrowing rate. Accordingly, in accounting for the issuance of the 2024 Notes, we separated the 2024 Notes into liability and equity components. The liability component was recorded at fair value, which was derived from a valuation technique used to calculate the fair value of a similar liability without an associated convertible feature. The carrying amount of the equity component, which was recognized as a debt discount, represented the difference between the proceeds from the issuance of the 2024 Notes and the fair value of the liability component of the 2024 Notes. In accounting for the debt issuance costs related to the issuance of the 2024 Notes, we allocated the total amount incurred to the liability and equity components based on their relative values. Debt issuance costs attributable to the liability component were recorded as a contra-liability and are presented net against the 2024 Notes balance on our consolidated balance sheets. These costs were amortized to interest expense using the effective interest method over the term of the 2024 Notes.
On January 30, 2022, we adopted the authoritative guidance which simplifies the accounting for convertible instruments and contracts in an entity’s own equity using the modified retrospective method. Following adoption, the equity component was eliminated and recorded as an adjustment to retained earnings. In addition, we derecognized the remaining unamortized debt discount on the 2024 Notes. Debt issuance costs were recorded as a contra-liability and are presented net against the 2024 Notes balance on our consolidated balance sheets. These costs were amortized to interest expense using the effective interest method over the term of the 2024 Notes. As of February 1, 2025, there were no 2024 Notes outstanding.
In April 2023, we issued $275 million aggregate principal amount of Initial 2028 Notes and retired approximately $184.9 million aggregate principal of 2024 Notes in a private offering. In January 2024, we issued $64.8 million aggregate principal amount of January Additional 2028 Notes and retired approximately $67.1 million aggregate principal of 2024 Notes in a private offering. In March 2024, we issued $12.1 million aggregate principal amount of March Additional 2028 Notes and retired approximately $14.6 million aggregate principal of 2024 Notes in a private offering. In connection with the transactions in January 2024 and March 2024, we determined that the conversion feature embedded in the Additional 2028 Notes failed to satisfy the requirements for the derivative scope exception for contracts indexed in our own stock. As a result, the conversion feature embedded in the Additional 2028 Notes required bifurcation and is accounted for as a derivative. Our accounting policy is to present the embedded derivative on the same line item as the host instrument. The embedded derivative is required to be remeasured each reporting period with changes in fair value recorded in earnings. Changes in fair value of the embedded derivative are reported in net earnings (loss) as part of other income (expense).
Refer to “Note 11 - Convertible Senior Notes and Related Transactions” of the notes to our consolidated financial statements included in this Annual Report for details on the Notes.
Recently Issued Accounting Guidance
Refer to “Note 2 - New Accounting Guidance” of the notes to our consolidated financial statements included in this Annual Report for disclosures about recently issued accounting guidance.
ITEM 7A.    Quantitative and Qualitative Disclosures About Market Risk.
Exchange Rate Risk
Approximately three-quarters of product sales and licensing revenue recorded for fiscal 2025 were denominated in currencies other than the U.S. dollar. Our primary exchange rate risk relates to operations in Europe, Canada, South Korea, China, Hong Kong and Mexico. Changes in currencies affect our earnings in various ways. For further discussion on currency-related risk, please refer to “Part I., Item 1A. Risk Factors”.
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
Foreign Exchange Currency Contracts Designated as Cash Flow Hedges
During fiscal 2025, we purchased U.S. dollar forward contracts in Europe totaling $320.0 million that were designated as cash flow hedges. As of February 1, 2025, we had forward contracts outstanding for our European operations of $182.0 million to hedge forecasted merchandise purchases, which are expected to mature over the next 14 months. Our derivative financial instruments are recorded in our consolidated balance sheets at fair value based on quoted market rates. Changes in the fair value of the U.S. dollar forward contracts, designated as cash flow hedges for forecasted merchandise purchases, are recorded as a component of AOCL within stockholders’ equity and are recognized in cost of product sales in the period which approximates the time the hedged merchandise inventory is sold.
As of February 1, 2025, AOCL related to foreign exchange currency contracts included a net unrealized gain of approximately $7.3 million, net of tax, of which $4.6 million will be recognized in cost of product sales over the following 12 months, at the then current values on a pre-tax basis, which can be different than the current year-end values. As of February 1, 2025, the net unrealized gain of the remaining open forward contracts recorded in our consolidated balance sheets was approximately $7.5 million.
At February 3, 2024, we had forward contracts outstanding for our European operations of $104.0 million that were designated as cash flow hedges. At February 3, 2024, the net unrealized gain of these open forward contracts recorded in our consolidated balance sheets was approximately $0.8 million.

Derivative Instruments Not Designated as Hedging Instruments
We also have foreign exchange currency contracts that are not designated as hedging instruments for accounting purposes. Changes in fair value of foreign exchange currency contracts not designated as hedging instruments are reported in net earnings (loss) as part of other income (expense). For fiscal 2025, we recorded a net gain of $4.3 million for our euro dollar foreign currency contracts not designated as hedges, which was included in other income (expense). As of February 1, 2025, we had euro foreign exchange currency contracts to purchase $74.0 million expected to mature over the next 15 months. As of February 1, 2025, the net unrealized gain of these open forward contracts recorded in our consolidated balance sheets was approximately $3.0 million.
At February 3, 2024, we had euro foreign exchange currency contracts to purchase $52.0 million. At February 3, 2024, the net unrealized loss of these open forward contracts recorded in our consolidated balance sheets was approximately $0.3 million.
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
Contract Sensitivity Analysis
As of February 1, 2025, a sensitivity analysis of changes in foreign currencies when measured against the U.S. dollar indicates that, if the U.S. dollar had uniformly weakened by 10% against all of the U.S. dollar- denominated foreign exchange derivatives totaling $256.0 million, the fair value of the instruments would have decreased by $28.4 million. Conversely, if the U.S. dollar uniformly strengthened by 10% against all of the U.S. dollar-denominated foreign exchange derivatives, the fair value of these instruments would have increased by $23.3 million. Any resulting changes in the fair value of the hedged instruments may be partially offset by changes in the fair value of certain balance sheet positions (primarily U.S. dollar-denominated liabilities in our foreign operations) impacted by the change in the foreign currency rate. The ability to reduce the exposure of currencies on earnings depends on the magnitude of the derivatives compared to the balance sheet positions during each reporting cycle.
The fair values of the equity-linked derivatives are measured using a binomial lattice model utilizing unobservable inputs (e.g. the expected volatility and instrument specific credit spread). As of February 1, 2025, if the expected volatility were increased to 40%, keeping all other inputs constant, the fair value of the embedded derivative would increase from $2.5 million to $5.6 million and the fair value of the convertible note hedge would increase from $11.3 million to $25.7 million. If the expected volatility were decreased to 20%, the fair value of the embedded derivative would decrease from $2.5 million to $0.5 million and the fair value of the convertible note hedge would decrease from $11.3 million to $2.4 million. If the credit spread increased from 3.2% to 4.2%, keeping all other inputs constant, the fair value of the embedded derivative would increase from $2.5 million to $2.6 million and the fair value of the convertible note hedge would increase from $11.3 million to $11.9 million. If the credit spread decreased from 3.2% to 2.2%, the fair value of the embedded derivative would decrease from $2.5 million to $2.3 million and the fair value of the convertible note hedge would decrease from $11.3 million to $10.7 million.
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
In April 2023, we issued $275 million aggregate principal amount of Initial 2028 Notes and retired approximately $184.9 million aggregate principal of 2024 Notes in a private offering. In January 2024, we issued $64.8 million aggregate principal amount of Additional 2028 Notes and retired approximately $67.1 million of

2024 Notes in a private offering. In March 2024, we issued $12.1 million principal amount of March Additional 2028 Notes in exchange for $14.6 million of 2024 Notes in a private offering. Immediately following the closing of the March 2024 transaction, $33.5 million in aggregate principal amount of the 2024 Notes remained outstanding, which were settled upon maturity in April 2024. The fair value of the Notes and the equity-linked derivatives associated with the 2028 Notes are subject to interest rate risk, market risk and other factors due to the conversion feature of the Notes. The fair value of the Notes and the equity-linked derivatives will generally increase as our common stock price increases and will generally decrease as our common stock price declines. Changes in fair value of the equity-linked derivatives impact our financial position and results of operations. The interest and market value changes affect the fair value of the Notes but do not impact our corresponding financial position, cash flows or results of operations due to the fixed nature of the debt obligation.
Interest Rate Swap Agreement Designated as Cash Flow Hedge
During fiscal 2017, we entered into an interest rate swap agreement with a notional amount of $21.5 million, designated as a cash flow hedge, to hedge the variability of cash flows in interest payments associated with the floating-rate real estate secured loan (the “Mortgage Debt”). This interest rate swap agreement converted the nature of the Mortgage Debt from the London Interbank Offered Rate (“LIBOR”) floating-rate debt to fixed-rate debt, resulting in a swap fixed rate of approximately 3.06%. On May 1, 2023, we amended our existing interest rate swap agreement from LIBOR to the Secured Overnight Financing Rate (“SOFR”), resulting in a swap fixed rate of approximately 3.14%. This amended interest rate swap agreement converted the nature of the Mortgage Debt from SOFR floating-rate debt to fixed-rate debt. In connection with the sale of our U.S. distribution center and payment of the $16.3 million remaining balance of the Mortgage Debt in fiscal 2025, we settled our interest rate swap agreement, recognizing a gain of $0.8 million. As of February 1, 2025, there was no related net unrealized loss or gain, net of tax, in AOCL associated with the interest rate swap agreement.
At February 3, 2024, the net unrealized gain of the interest rate swap recorded in our consolidated balance sheets was approximately $0.6 million.
Interest Rate Sensitivity Analysis
As of February 1, 2025, we had indebtedness related to term loans of $2.5 million and finance lease obligations of $9.8 million. The term loans provide for annual interest rates ranging between 1.5% to 5.5%. The finance lease obligations are based on fixed interest rates derived from the respective agreements.
As of February 1, 2025, we also had borrowings under our credit facility arrangements of $170.3 million which are based on variable rates of interest. Accordingly, changes in interest rates would impact our results of operations in future periods. A 100-basis point increase in interest rates would not have had a significant effect on interest expense for fiscal 2025.
The fair values of our debt instruments are based on the amount of future cash flows associated with each instrument discounted using our incremental borrowing rate. As of February 1, 2025 and February 3, 2024, the carrying value of all financial instruments was not materially different from fair value, as the interest rates on our debt approximated rates currently available to us. The fair value of the Notes is determined based on inputs that are observable in the market and have been classified as Level 2 in the fair value hierarchy.
Derivatives Designated as Hedging Instruments
The following summarizes net after-tax activity related to our foreign exchange currency contracts and interest rate swap agreement designated as cash flow hedges recorded in AOCL (in thousands):

	Year Ended
	Feb 1, 2025	Feb 3, 2024
Beginning balance loss	$(544)	$(1,584)
Net gain from changes in cash flow hedges	6,853	5,451
Net (gain) loss reclassified to earnings	991	(4,411)
Ending balance gain (loss)	$7,300	$(544)

ITEM 8.    Financial Statements and Supplementary Data.
The information required by this Item is incorporated herein by reference to the Consolidated Financial Statements and Supplementary Data listed in “Part IV., Item 15. Exhibits and Financial Statement Schedules” of this Annual Report.
ITEM 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
ITEM 9A.    Controls and Procedures.
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this annual report. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, as of the end of the period covered by this annual report.
Management’s Report on Internal Control Over Financial Reporting
The SEC, as directed by Section 404 of the Sarbanes-Oxley Act of 2002, adopted rules which require us to include in our annual reports on Form 10-K an assessment by management of the effectiveness of our internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. In addition, our independent auditors must attest to and report on the effectiveness of our internal control over financial reporting.
Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance to our management and Board of Directors regarding the preparation and fair presentation of published financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect all errors or misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.
During the year ended February 1, 2025, the Company completed the acquisition of rag & bone and has not yet fully incorporated the internal controls and procedures of rag & bone into the Company’s internal control over financial reporting environment. Therefore, management excluded rag & bone from its assessment of the effectiveness of internal control over financial reporting as of February 1, 2025, in accordance with the SEC’s general guidance that an assessment of a recently acquired business may be omitted from the scope of management’s evaluation in the year of acquisition. As of and for the year ended February 1, 2025, rag & bone accounted for less than 9 percent of the consolidated total assets and less than 8 percent of the consolidated total net revenues of the Company’s consolidated financial statements.
Our management carried out an evaluation under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based upon this evaluation, under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles as of February 1, 2025.
Ernst & Young LLP, the independent registered public accounting firm that audited our financial statements as of and for the fiscal year ended February 1, 2025 included in this Annual Report, has issued an attestation report on our internal control over financial reporting which is set forth below.

Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting during the fourth quarter of fiscal 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Inherent Limitations on Effectiveness of Controls
A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Guess?, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Guess?, Inc. and subsidiaries’ internal control over financial reporting as of February 1, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Guess?, Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of February 1, 2025, based on the COSO criteria.
As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of rag & bone, which is included in the 2025 consolidated financial statements of the Company and constituted less than 9 percent of the consolidated total assets as of February 1, 2025 and less than 8 percent of the consolidated total net revenues for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of rag & bone.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of February 1, 2025 and February 3, 2024, the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended February 1, 2025, and the related notes and financial statement schedule listed in the Index at Item 15 and our report dated April 11, 2025 expressed an unqualified opinion thereon.
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

/s/ Ernst & Young LLP
Los Angeles, California
April 11, 2025

ITEM 9B.    Other Information.
Recent Transactions
As previously disclosed, we entered into a lease agreement, dated July 29, 1992, as amended (the “Lease Agreement”) for our North American Corporate Headquarters with 1444 Partners, Ltd., a partnership affiliated with trusts for the benefit of Paul Marciano, our Chief Creative Officer and a member of our Board of Directors, and certain of his family members. Our North American Corporate Headquarters consists of approximately 342,000 square feet and serves primarily as our executive and administrative offices, supporting design, sourcing and licensing facilities, sales offices and warehouse facilities used by our Americas Wholesale and Americas Retail segments and corporate support group.
On April 8, 2025, we entered into a Fifth Amendment to the Lease Agreement (the “Fifth Amendment”). The Fifth Amendment provides for: (1) a 12-year lease renewal term ending September 30, 2037; (2) triple net lease terms with an aggregate annual rent in the amount of approximately $7.6 million for the first lease year of the renewal term, beginning on October 1, 2025, subject to an annual 2.0% increase each year thereafter; and (3) removal of our right to reduce the amount of rented space in the North American Corporate Headquarters. All other material terms in the Lease Agreement remain the same.
The foregoing description of the Fifth Amendment does not purport to be complete and is qualified in its entirety by reference to the Fifth Amendment filed as Exhibit 10.37 hereto.
Insider Trading Arrangements
During the quarter ended February 1, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
ITEM 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not Applicable.
PART III
ITEM 10.    Directors, Executive Officers and Corporate Governance.
Code of Ethics
Our Board of Directors has adopted a Code of Ethics that applies to all of our directors, employees and officers, including our principal executive officer, principal financial officer and principal accounting officer. The current version of the Code of Ethics is available on our investor website, which can be found at http://investors.guess.com. To the extent required by rules adopted by the SEC and the New York Stock Exchange, we intend to promptly disclose future amendments to certain provisions of the Code of Ethics, or waivers of such provisions granted to executive officers and directors, on our investor website.
The remaining information required by this item can be found under the captions “Corporate Governance and Board Matters” and “Other Matters” in our Proxy Statement (the “Proxy Statement”) to be filed with the SEC not later than 120 days after the end of our fiscal year and is incorporated herein by reference.
ITEM 11.    Executive Compensation.
The information required by this item can be found under the caption “Executive and Director Compensation” in the Proxy Statement to be filed with the SEC not later than 120 days after the end of our fiscal year and is incorporated herein by reference.
ITEM 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this item can be found under the captions “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement to be filed with the SEC not later than 120 days after the end of our fiscal year and is incorporated herein by reference.

ITEM 13.    Certain Relationships and Related Transactions, and Director Independence.
The information required by this item can be found under the captions “Certain Relationships and Related Transactions” and “Corporate Governance and Board Matters” in the Proxy Statement to be filed with the SEC not later than 120 days after the end of our fiscal year and is incorporated herein by reference.
ITEM 14.    Principal Accountant Fees and Services.
The information required by this item can be found under the caption “Relationship with Independent Registered Public Accountant” in the Proxy Statement to be filed with the SEC not later than 120 days after the end of our fiscal year and is incorporated herein by reference.
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

3.4.	Fourth Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 30, 2021).
4.1.	Specimen Stock Certificate (incorporated by reference to Exhibit 4.3 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-4419) filed on July 30, 1996).
†4.2.	Description of Capital Stock.
4.3.
Indenture, dated as of April 17, 2023, between the Registrant and U.S. Bank Trust Company, National Association, as trustee (including form of 3.75% Convertible Senior Notes due 2028) (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 18, 2023).

*10.1.	2004 Equity Incentive Plan (Amended and Restated as of April 10, 2024) (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 4, 2024).
*10.2.	Form of Non-Employee Director Restricted Stock Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 30, 2022).
*10.3.	Form of Non-Employee Director Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 30, 2022).

Exhibit Number	Description
*10.4.	Guess?, Inc. Annual Incentive Bonus Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended May 4, 2024).
*10.5.
2002 Employee Stock Purchase Plan (Amended and Restated March 26, 2022) (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2022).

*10.6.
Executive Employment Agreement, dated December 19, 2024, between the Registrant and Carlos Alberini (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on December 20, 2024).

*10.7.
Non-Qualified Stock Option Agreement, dated as of February 20, 2019, between the Registrant and Carlos Alberini (incorporated by reference to Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K for the year ended February 2, 2019).

*10.8.
Non-Qualified Stock Option Agreement, dated as of June 11, 2020, between the Registrant and Carlos Alberini (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended August 1, 2020).

*10.9.
Performance Share Award Agreement (Stock Price), dated June 30, 2021, by and between the Registrant and Carlos Alberini (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 2, 2021).

*10.10.
Performance Share Award Agreement (total shareholder return), dated as of June 30, 2021, between the Registrant and Carlos Alberini (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2021).

*10.11.
Secondment Letter Agreement dated, January 26, 2022, between the Registrant and Carlos Alberini (incorporated by reference to Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K for the year ended January 29, 2022).

*10.12.
Performance Share Award Agreement (total shareholder return), dated as of May 12, 2023, for Carlos Alberini, Markus Neubrand and Fabrice Benarouche (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 29, 2023).

*10.13.
Restricted Stock Unit Agreement (operating earnings), dated as of May 12, 2023, for Carlos Alberini, Markus Neubrand and Fabrice Benarouche (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 29, 2023).

*10.14.
Performance Share Award Agreement (total shareholder return), dated as of October 8, 2024, for Carlos Alberini and Fabrice Benarouche (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended November 2, 2024).

*10.15.
Executive Employment Agreement, dated December 19, 2024, between the Registrant and Paul Marciano (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed December 20, 2024).

*10.16.
Non-Qualified Stock Option Agreement, dated as of June 11, 2020, between the Registrant and Paul Marciano (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended August 1, 2020).

*10.17.
Secondment Letter Agreement, dated January 26, 2022, between the Registrant and Paul Marciano (incorporated by reference to Exhibit 10.26 to the Registrant's Annual Report on Form 10-K for the year ended January 29, 2022).

*10.18.
Restricted Stock Unit Agreement (licensing and company earnings from operations), dated as of May 12, 2023, for Paul Marciano (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 29, 2023).

*10.19.
Restricted Stock Unit Agreement (licensing earnings from operations and total company revenue), dated October 8, 2024, for Paul Marciano (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended November 2, 2024).

*10.20.
Form of Restricted Stock Unit Award Agreement for December 19, 2024 for Paul Marciano and Carlos Alberini (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed December 20, 2024).

*10.21.
Employment Agreement, dated August 18, 2024, between Guess?, Inc. and Dennis Secor (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 19, 2024).

*10.22.
Restricted Stock Unit Award Agreement, dated as of October 8, 2024, for Dennis Secor (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended November 2, 2024).

*10.23.
Employment Agreement, dated April 27, 2023, between Guess? Europe SAGL and Markus Neubrand (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 2, 2023).

Exhibit Number	Description
*10.24.	Form of Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.62 to the Registrant’s Current Report on Form 8-K filed May 16, 2005).
*10.25.	Form of Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 29, 2017).
*10.26.	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 29, 2017).
*10.27.
Indemnification Agreements between the Registrant and its executives and directors (incorporated by reference to Exhibit 10.30 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996).

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

*10.30.
Amendment 2013-I to the Supplemental Executive Retirement Plan of the Registrant, dated as of July 11, 2013, (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended August 3, 2013).

10.31.
Amended and Restated Voting Agreement, dated March 28, 2024, among Guess?, Inc., Paul Marciano and the Paul Marciano Trust (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 1, 2024).

10.32.
Amended and Restated Voting Agreement, dated March 28, 2024, among Guess?, Inc., Maurice Marciano and the Maurice Marciano Trust (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 1, 2024).

10.33.
First Amendment to Lease Agreement between the Registrant and 1444 Partners, Ltd. with respect to the Registrant’s corporate headquarters (including original lease agreement) (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended May 1, 2010).

10.34.
Second Amendment to Lease Agreement between the Registrant and 1444 Partners, Ltd. with respect to the Registrant’s corporate headquarters (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2010).

10.35.
Third Amendment to Lease Agreement, dated as of August 2, 2015, between the Registrant and 1444 Partners, Ltd. with respect to the Registrant’s corporate headquarters (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2015).

10.36.
Fourth Amendment to Lease Agreement, dated as of October 7, 2020, between the Registrant and 1444 Partners, Ltd. with respect to the Registrant's corporate headquarters (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2020).

†10.37.	Fifth Amendment to Lease Agreement, dated as of April 8, 2025, between the Registrant and 1444 Partners, Ltd. with respect to the Registrant's corporate headquarters.
10.38.
Amended and Restated Loan, Guaranty and Security Agreement, dated as of December 20, 2022, among Guess?, Inc., Guess? Retail, Inc., Guess.com, Inc., Guess? Canada Corporation, the guarantors party thereto, the lenders party thereto and Bank of America, N.A., as agent for the lenders (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed December 22, 2022).

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

10.40.
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

10.41.
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

Exhibit Number	Description
10.42.
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

10.43.
Revolving Credit Facility Agreement, dated as of May 5, 2022, among Guess Europe Sagl, as borrower, Guess? Europe B.V., as guarantor, UBS Switzerland AG (“UBS”) and Credit Suisse (Switzerland) Ltd, as lead arrangers and joint bookrunners, UBS, as agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 9, 2022).

10.44.
Form of Increase Confirmation, dated as of June 25, 2024, among Guess Europe Sagl, as borrower, UBS Switzerland AG, as agent, and the lender party thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 1, 2024).

10.45.
Form of Call Option Confirmation between the Registrant and each Option Counterparty (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 18, 2023).

10.46.
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

10.49.
Form of Call Option Confirmation between the Registrant and the Option Counterparty (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 3, 2024).

10.50.
Form of Warrant Confirmation between the Registrant and the Option Counterparty (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 3, 2024).

†19.1.	Securities Trading Policy.
†21.1.	List of Subsidiaries.
†23.1.	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
†31.1.	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
†31.2.	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
††32.1.	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
††32.2.	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1.
Policy Regarding Recoupment of Certain Performance-Based Compensation Payments, as Amended and Restated on September 21, 2023 (incorporated by reference to Exhibit 97.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended February 3, 2024).

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

ITEM 16.    Form 10-K Summary.
None.

Guess?, Inc.
Form 10-K
Index to Consolidated Financial Statements and Financial Statement Schedule

1	Report of Independent Registered Public Accounting Firm (PCAOB ID: 42)	F-2

2	Consolidated Financial Statements

	Consolidated Balance Sheets at February 1, 2025 and February 3, 2024	F-4

	Consolidated Statements of Income for the Years Ended February 1, 2025, February 3, 2024 and January 28, 2023	F-5

	Consolidated Statements of Comprehensive Income for the Years Ended February 1, 2025, February 3, 2024 and January 28, 2023	F-6

	Consolidated Statements of Stockholders’ Equity for the Years Ended February 1, 2025, February 3, 2024 and January 28, 2023	F-7

	Consolidated Statements of Cash Flows for the Years Ended February 1, 2025, February 3, 2024 and January 28, 2023	F-8

	Notes to Consolidated Financial Statements	F-9

3	Consolidated Financial Statement Schedule—Valuation and Qualifying Accounts for the Years Ended February 1, 2025, February 3, 2024 and January 28, 2023	F-70

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Guess?, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Guess?, Inc. and subsidiaries (the Company) as of February 1, 2025 and February 3, 2024, the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended February 1, 2025, and the related notes and financial statement schedule listed in the Index at Item 15 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at February 1, 2025 and February 3, 2024, and the results of its operations and its cash flows for each of the three years in the period ended February 1, 2025, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of February 1, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated April 11, 2025 expressed an unqualified opinion thereon.
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

Impairment of retail location right-of-use assets and property and equipment

Description of the Matter
As described in Note 1 - Description of the Business and Summary of Significant Accounting Policies and Practices to the consolidated financial statements, long-lived assets, including property and equipment and operating lease right-of-use (“ROU”) assets are reviewed for impairment indicators quarterly or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company evaluates impairment at the lowest level at which cash flows can be identified. To assess its retail location asset groups for impairment, the Company utilizes significant judgment in evaluating whether a retail location asset group may be impaired based upon its ability to generate earnings from operations and positive cash flows in future periods or if there are significant changes in the Company’s strategic business objectives and utilization of assets. If the carrying value of a retail location asset group exceeds its fair value, the asset group is written down to fair value.

Auditing the Company’s determination of fair value for the retail locations was complex and highly judgmental due to the significant estimation required to assess the significant assumptions used in the calculation of the fair value of the asset group. Significant assumptions included sales and gross margin growth rates, the discount rate and current market participant rents. These assumptions are subjective in nature and are affected by expectations about future market or economic conditions.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s processes to determine the fair value of retail location asset groups, including controls over the determination of the undiscounted projected cash flows of the retail locations with indicators of impairment and the fair values of the asset group of the retail locations with carrying values that were not recoverable. We also tested controls over the Company’s review of the significant assumptions described above.
Our audit procedures included, among others, evaluating the significant assumptions for the determination of fair value of retail location asset groups for asset groups with indicators of impairment and testing the underlying data used by the Company for completeness and accuracy. We compared the significant assumptions used by the Company in the impairment assessment to evidence obtained in other areas of the audit and with key performance indicators across the industry for consistency. We also evaluated the Company’s long-lived asset impairment disclosures.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2007.
Los Angeles, California
April 11, 2025

GUESS?, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	February 1, 2025	February 3, 2024
ASSETS
Current assets:
Cash and cash equivalents	$187,696	$360,285
Accounts receivable, net	391,161	314,769
Inventories	562,649	466,297
Prepaid expenses	67,275	52,540
Other current assets	40,589	31,582
Total current assets	1,249,370	1,225,473
Property and equipment, net	240,114	246,648
Goodwill	33,157	34,100
Deferred income tax assets	171,818	178,910
Restricted cash	796	—
Operating lease right-of-use assets	839,879	667,031
Other assets	231,544	237,859
TOTAL ASSETS	$2,766,678	$2,590,021
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of borrowings and finance lease obligations	$40,948	$40,781
Accounts payable	318,712	272,830
Accrued expenses and other current liabilities	294,700	263,447
Convertible senior notes due 2024, net	—	48,048
Current portion of operating lease liabilities	176,972	166,451
Total current liabilities	831,332	791,557
Convertible senior notes due 2028, net	336,527	336,717
Long-term debt and finance lease obligations	150,668	28,210
Long-term operating lease liabilities	715,755	542,392
Other long-term liabilities	181,621	155,829
Total liabilities	2,215,903	1,854,705
Redeemable noncontrolling interests	368	522

Commitments and contingencies (Note 16)

Stockholders’ equity:
Preferred stock, $.01 par value. Authorized 10,000,000 shares; no shares issued and outstanding	—	—
Common stock, $.01 par value. Authorized 150,000,000 shares; issued 142,771,253 and 142,771,315 shares, outstanding 51,691,595 and 53,007,966 shares as of February 1, 2025 and February 3, 2024, respectively	517	530
Paid-in capital	605,036	594,520
Retained earnings	1,289,233	1,412,426
Accumulated other comprehensive loss	(159,196)	(137,010)
Treasury stock, 91,079,658 and 89,763,349 shares as of February 1, 2025 and February 3, 2024, respectively	(1,230,583)	(1,185,526)
Guess?, Inc. stockholders’ equity	505,007	684,940
Nonredeemable noncontrolling interests	45,400	49,854
Total stockholders’ equity	550,407	734,794
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,766,678	$2,590,021
See accompanying notes to consolidated financial statements.

GUESS?, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	Year Ended
	Feb 1, 2025	Feb 3, 2024	Jan 28, 2023
Product sales	$2,870,895	$2,663,282	$2,583,913
Net royalties	124,378	113,248	103,437
Net revenue	2,995,273	2,776,530	2,687,350
Cost of product sales	1,694,283	1,553,950	1,538,603
Gross profit	1,300,990	1,222,580	1,148,747
Selling, general and administrative expenses	1,134,643	954,078	893,297
Asset impairment charges	6,624	6,887	9,544
Net gains on lease modifications	(718)	(1,662)	(2,267)
Gain on sale of assets	(13,781)	—	—
Loss on equity method investment	409	—	—
Earnings from operations	173,813	263,277	248,173
Other income (expense):
Interest expense	(30,067)	(21,816)	(13,190)
Interest income	12,038	12,100	2,885
Loss on extinguishment of debt	(1,952)	(12,351)	—
Other expense, net	(73,359)	(5,075)	(39,822)
Total other expense	(93,340)	(27,142)	(50,127)

Earnings before income tax expense	80,473	236,135	198,046
Income tax expense	9,695	25,418	36,502
Net earnings	70,778	210,717	161,544
Net earnings attributable to noncontrolling interests	10,355	12,518	11,934
Net earnings attributable to Guess?, Inc.	$60,423	$198,199	$149,610

Net earnings per common share attributable to common stockholders:
Basic	$1.15	$3.67	$2.62
Diluted	$0.77	$3.09	$2.18
Weighted average common shares outstanding attributable to common stockholders:
Basic	51,769	53,329	56,484
Diluted	68,594	69,782	70,087
See accompanying notes to consolidated financial statements.

GUESS?, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Year Ended
	Feb 1, 2025	Feb 3, 2024	Jan 28, 2023
Net earnings	$70,778	$210,717	$161,544
Other comprehensive income (loss):
Foreign currency translation adjustment
Gains (losses) arising during the year	(33,883)	(4,192)	8,425
Derivative financial instruments designated as cash flow hedges
Gains arising during the year	8,065	6,116	207
Less income tax effect	(1,212)	(665)	(160)
Reclassification to net earnings for (gains) losses realized	1,085	(5,039)	(10,016)
Less income tax effect	(94)	628	1,105
Defined benefit plans
Net actuarial gains (losses)	(1,495)	3,825	3,890
Foreign currency and other adjustments	465	(361)	627
Less income tax effect	(136)	(581)	(1,340)
Net actuarial (gain) loss amortization	(12)	256	615
Prior service credit amortization	(161)	(160)	(90)
Less income tax effect	40	(9)	(55)
Total comprehensive income	43,440	210,535	164,752
Less comprehensive income attributable to noncontrolling interests:
Net earnings	10,355	12,518	11,934
Foreign currency translation adjustment	(5,152)	2,755	1,732
Amounts attributable to noncontrolling interests	5,203	15,273	13,666
Comprehensive income attributable to Guess?, Inc.	$38,237	$195,262	$151,086
See accompanying notes to consolidated financial statements.

GUESS?, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)

	Guess?, Inc. Stockholders’ Equity
	Common Stock					Treasury Stock
	Shares	Amount	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Shares	Amount	Nonredeemable Noncontrolling Interests	Total
Balance at January 29, 2022	62,697,032	$627	$565,024	$1,158,664	$(135,549)	80,074,914	$(966,108)	$30,985	$653,643
Cumulative adjustment from adoption of new accounting guidance	—	—	(43,078)	21,788	—	—	—	—	(21,290)
Net earnings	—	—	—	149,610	—	—	—	11,934	161,544
Other comprehensive income, net of income tax effect	—	—	—	—	1,476	—	—	1,732	3,208
Issuance of common stock under stock compensation plans including income tax effect	852,514	9	(10,076)	—	—	(853,207)	10,658	—	591
Issuance of stock under Employee Stock Purchase Plan	45,843	—	104	—	—	(45,843)	582	—	686
Share-based compensation	—	—	20,334	61	—	—	—	—	20,395
Dividends	—	—	—	(53,266)	—	—	—	—	(53,266)
Share repurchases	(8,985,603)	(90)	90	—	—	8,985,603	(186,747)	—	(186,747)
Noncontrolling interest capital distributions	—	—	—	—	—	—	—	(6,013)	(6,013)
Balance at January 28, 2023	54,609,786	$546	$532,398	$1,276,857	$(134,073)	88,161,467	$(1,141,615)	$38,638	$572,751
Net earnings	—	—	—	198,199	—	—	—	12,518	210,717
Other comprehensive income (loss), net of income tax effect	—	—	—	—	(2,937)	—	—	2,755	(182)
Issuance of common stock under stock compensation plan including income tax effect	1,513,392	16	(20,902)	—	—	(1,513,330)	19,672	—	(1,214)
Issuance of stock under Employee Stock Purchase Plan	38,127	—	119	—	—	(38,127)	498	—	617
Share-based compensation	—	—	20,236	10	—	—	—	—	20,246
Dividends	—	—	—	(62,640)	—	—	—	—	(62,640)
Share repurchases	(3,153,339)	(32)	32	—	—	3,153,339	(64,081)	—	(64,081)
Purchase of redeemable noncontrolling interest	—	—	1,318	—	—	—	—	(1,223)	95
Noncontrolling interest capital distributions	—	—	—	—	—	—	—	(2,834)	(2,834)
Equity component value of convertible notes transactions, net	—	—	(726)	—	—	—	—	—	(726)
Sales of common stock warrants	—	—	25,921	—	—	—	—	—	25,921
Purchases of convertible note hedges	—	—	(40,092)	—	—	—	—	—	(40,092)
Reclassification of convertible bond hedges	—	—	68,530	—	—	—	—	—	68,530
Terminations of common stock warrants	—	—	(1,124)	—	—	—	—	—	(1,124)
Terminations of convertible note hedges	—	—	8,810	—	—	—	—	—	8,810
Balance at February 3, 2024	53,007,966	$530	$594,520	$1,412,426	$(137,010)	89,763,349	$(1,185,526)	$49,854	$734,794
Net earnings	—	—	—	60,423	—	—	—	10,355	70,778
Other comprehensive loss, net of income tax effect	—	—	—	—	(22,186)	—	—	(5,152)	(27,338)
Issuance of common stock under stock compensation plan including income tax effect	1,213,453	13	(11,475)	—	—	(1,213,515)	16,142	—	4,680
Issuance of stock under Employee Stock Purchase Plan	39,161	—	116	—	—	(39,161)	524	—	640
Share-based compensation	—	—	16,543	78	—	—	—	—	16,621
Dividends	—	—	—	(183,694)	—	—	—	—	(183,694)
Share repurchases	(2,600,569)	(26)	26	—	—	2,600,569	(60,790)	—	(60,790)
Noncontrolling interest capital distributions	—	—	—	—	—	—	—	(14,230)	(14,230)
Noncontrolling interest capital contributions	—	—	—	—	—	—	—	4,573	4,573
Sale of common stock warrants	—	—	3,665	—	—	—	—	—	3,665
Termination of common stock warrants	—	—	(548)	—	—	—	—	—	(548)
Termination of convertible note hedges	—	—	1,044	—	—	—	—	—	1,044
Settlement of convertible senior notes	122,313	1	(1,413)	—	—	(122,313)	1,624	—	212
Exercise of convertible notes hedges	(90,729)	(1)	2,558	—	—	90,729	(2,557)	—	—
Balance at February 1, 2025	51,691,595	$517	$605,036	$1,289,233	$(159,196)	91,079,658	$(1,230,583)	$45,400	$550,407
See accompanying notes to consolidated financial statements.

GUESS?, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended
	Feb 1, 2025	Feb 3, 2024	Jan 28, 2023
Cash flows from operating activities:
Net earnings	$70,778	$210,717	$161,544
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	68,194	61,349	61,467
Amortization of debt discount and issuance costs	5,550	2,409	1,563
Share-based compensation expense	19,389	20,246	20,395
Forward contract (gains) losses	(1,916)	(12,648)	10,614
Deferred income taxes	3,309	(12,793)	9,313
Net (gain) loss on impairment and disposition of long-term assets	(6,521)	8,145	10,993
Change in fair value remeasurement of derivatives related to convertible senior notes	60,737	(999)	—
Loss on extinguishment of debt	1,952	12,351	—
Other items, net	(431)	(3,623)	18,102
Changes in operating assets and liabilities:
Accounts receivable	(66,821)	24,330	(18,997)
Inventories	(62,330)	39,282	(54,412)
Prepaid expenses and other assets	(16,777)	(205)	(1,311)
Operating lease assets and liabilities, net	(6,506)	(21,254)	(28,608)
Accounts payable	23,460	(12,934)	(29,541)
Accrued expenses and other current liabilities	38,918	18,449	9,085
Other long-term liabilities	(9,308)	(2,441)	(1,019)
Net cash provided by operating activities	121,677	330,381	169,188
Cash flows from investing activities:
Purchases of property and equipment	(86,089)	(74,207)	(89,503)
Business acquisitions, net of cash acquired	(60,193)	—	—
Proceeds from sale of long-term assets	39,815	45	196
Purchases of investments	(5,700)	(6,073)	(598)
Other investing activities	(988)	5,090	37
Net cash used in investing activities	(113,155)	(75,145)	(89,868)
Cash flows from financing activities:
Proceeds from borrowings	340,214	128,279	207,079
Repayments of borrowings and finance lease obligations	(213,319)	(197,464)	(178,937)
Net proceeds from issuance of convertible senior notes	—	80,324	—
Repayments of convertible senior notes	(33,292)	—	—
Proceeds from issuance of warrants	3,665	25,921	—
Purchases of convertible note hedges	(6,538)	(67,992)	—
Proceeds from termination of convertible note hedges	1,347	9,146	—
Payments for termination of common stock warrants	(548)	(1,124)	—
Payments for debt issuance costs	(2,861)	(6,974)	(2,026)
Dividends paid	(184,607)	(62,791)	(51,823)
Noncontrolling interest capital distributions	(14,230)	(2,834)	(6,013)
Purchase of redeemable noncontrolling interest	—	(8,650)	—
Issuance of common stock, net of income tax withholdings on vesting of stock awards	5,320	(597)	1,277
Purchases of treasury stock	(60,656)	(64,081)	(186,747)
Net cash used in financing activities	(165,505)	(168,837)	(217,190)
Effect of exchange rates on cash, cash equivalents and restricted cash	(14,810)	(1,879)	(1,930)
Net change in cash, cash equivalents and restricted cash	(171,793)	84,520	(139,800)
Cash and cash equivalents at the beginning of the year	360,285	275,765	415,565
Cash, cash equivalents and restricted cash at the end of the year	$188,492	$360,285	$275,765
Supplemental cash flow data:
Interest paid	$26,903	$17,068	$11,025
Income taxes paid, net of refunds	$32,605	$28,929	$25,609
Non-cash investing and financing activity:
Change in accrual of property and equipment	$934	$(2,749)	$(4,781)
Assets acquired under finance lease obligations	$168	$2,526	$3,863
Exchanges of 2024 Notes for 2028 Notes	$(16,658)	$(233,342)	$—
See accompanying notes to consolidated financial statements.

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Description of the Business and Summary of Significant Accounting Policies and Practices
Description of the Business
Guess?, Inc. (the “Company” or “GUESS?”) designs, markets, distributes and licenses a leading lifestyle collection of contemporary apparel and accessories for men, women and children that reflect the American lifestyle and European fashion sensibilities. The Company’s designs are sold in GUESS? owned stores, to a network of wholesale accounts that includes department stores, selected specialty retailers and upscale boutiques and through the Internet. GUESS? branded products, some of which are produced under license, are also sold internationally through a series of retail store licensees and wholesale distributors. On April 2, 2024, the Company acquired all the operating assets and a 50% interest in the intellectual property assets of New York-based fashion brand rag & bone, a leader in the American fashion scene, which directly operates stores in the United States (“U.S.”) and in the United Kingdom (“U.K.”), and is also available in high-end boutiques, department stores and through e-commerce globally.
Reclassifications
The Company has made certain reclassifications to prior period amounts to conform to the current period presentation within the accompanying consolidated financial statements and notes to the consolidated financial statements.
Fiscal Year
The Company operates on a 52/53-week fiscal year calendar, which ends on the Saturday nearest to January 31 of each year. All references herein to “fiscal 2025,” “fiscal 2024” and “fiscal 2023” represent the results of the 52-week fiscal years ended February 1, 2025 and January 28, 2023 and the 53-week fiscal year ended February 3, 2024. The additional week in fiscal 2024 occurred during the fourth quarter ended February 3, 2024. References to “fiscal 2026” represent the 52-week fiscal year ending January 31, 2026.
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
Use of Estimates
The preparation of the financial statements in conformity with accounting principles generally accepted in the U.S. (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and disclosed in the accompanying notes. Significant areas requiring the use of management estimates relate to the allowances for doubtful accounts, sales return and markdown allowances, valuation of inventories, share-based compensation, income taxes, recoverability of deferred income taxes, unrecognized income tax benefits, the useful life of assets for depreciation and amortization, evaluation of asset impairment (including goodwill and long-lived assets, such as property and equipment and operating lease right-of-use (“ROU”) assets), pension obligations, workers’ compensation and medical self-insurance expense and accruals, derivative valuation, litigation reserves, restructuring expense and accruals, convertible senior notes and accounting for business combinations. These estimates and assumptions may change as a result of the impact of global economic conditions, such as the uncertainty regarding the impact of the ongoing wars in Ukraine, Gaza and the Red Sea crisis, global inflationary pressures, volatility in foreign exchange rates and declining consumer spending. Actual results could differ from those estimates. Revisions in estimates could materially impact the results of operations and financial position.
The Company’s operations could be impacted in ways the Company is not able to predict today. While the Company believes it has made reasonable accounting estimates based on the facts and circumstances that were

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
The Company continues to carefully monitor global and regional developments and respond appropriately. The Company also continues to strategically manage expenses in order to protect profitability and mitigate, to the extent possible, the residual effect of supply chain disruptions, including the Red Sea crisis. Additionally, we continue to monitor changes in policy impacting global trade, including tariff regulation. The duration and scope of these conditions cannot be predicted, and therefore, any anticipated negative financial impact to the Company’s operating results cannot be reasonably estimated.
Business Segment Reporting
Where applicable, the Company reports information about business segments and related disclosures about products and services, geographic areas and major customers. The Company’s businesses are grouped into five reportable segments: Europe, Americas Retail, Americas Wholesale, Asia and Licensing. The Company’s Europe, Americas Retail, Americas Wholesale and Licensing reportable segments are the same as their respective operating segments. Certain components of the Company’s Asia reportable segment are separate operating segments based on regions, which have been aggregated into the Asia reportable segment for disclosure purposes. On April 2, 2024, we completed the rag & bone acquisition and have integrated rag & bone into our existing segments.
The Company’s Chief Executive Officer is the Chief Operating Decision Maker (“CODM”). The CODM evaluates segment performance based primarily on net revenue and earnings (loss) from operations before corporate performance-based compensation costs, asset impairment charges, net gains (losses) on lease modifications, separation charges, transaction costs, restructuring charges, gain on sale of assets, and certain non-recurring credits (charges), if any. The Company believes this segment reporting reflects how its business segments are managed and how each segment’s performance is evaluated by the Company’s chief operating decision maker to assess performance and make resource allocation decisions. The Europe segment includes the Company’s retail, e-commerce and wholesale operations in Europe and the Middle East. The Americas Retail segment includes the Company’s retail and e-commerce operations in the Americas. The Americas Wholesale segment includes the Company’s wholesale operations in the Americas. The Asia segment includes the Company’s retail, e-commerce and wholesale operations in Asia and the Pacific. The Licensing segment includes the worldwide licensing operations of the Company. Corporate overhead costs are presented separately and generally include, among other things, the following unallocated corporate costs: accounting and finance, executive compensation, corporate performance-based compensation, facilities, global advertising and marketing, human resources, information technology and legal. Information regarding these segments is summarized in Note 18 - Segment Information.
Revenue Recognition
Products Transferred at a Point in Time
The Company recognizes the majority of its revenue from its direct-to-consumer (brick-and-mortar retail stores and concessions as well as e-commerce) and wholesale distribution channels at a point in time when it satisfies a performance obligation and transfers control of the product to the respective customer. For the Company’s brick-and-mortar retail stores and concessions, revenue is typically recognized at the point of sale and includes estimates of variable consideration such as allowances for sales returns and loyalty award obligations, where applicable. Revenue generated from the Company’s e-commerce sites is recognized when merchandise is transferred to a common carrier. Revenue generated from the Company’s wholesale distribution channel is recognized when control transfers to the customer, which generally occurs upon shipment. During fiscal 2025, fiscal 2024 and fiscal 2023, wholesale revenues were 37%, 34% and 34% of the Company's total consolidated net

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
revenues, respectively. The amount of revenue that is recognized is based on the transaction price, which represents the invoiced amount and includes estimates of variable consideration such as allowances for sales returns and markdowns, where applicable. The amount of variable consideration included in the transaction price may be constrained and is included only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized under the contract will not occur in a future period.
The Company accepts payments at its brick-and-mortar retail locations and its e-commerce sites in the form of cash, credit cards, gift cards and loyalty points, where applicable. Payment terms, typically less than one year, are offered to the Company’s wholesale customers and do not include a significant financing component. The Company extends credit to wholesale customers based upon an evaluation of the customer’s financial condition and credit history and generally requires no collateral but does obtain credit insurance when considered appropriate. As of February 1, 2025, approximately 50% of the Company’s total net trade accounts receivable and 62% of its European net trade receivables were subject to credit insurance coverage, certain bank guarantees or letters of credit for collection purposes. The Company’s credit insurance coverage contains certain terms and conditions specifying deductibles and annual claim limits.
The Company recognizes an allowance for credit losses expected to be incurred over an asset’s lifetime. The Company maintains allowances for doubtful accounts for estimated losses that result from the inability of its wholesale customers to make their required payments. The Company bases its allowances on analysis of the aging of accounts receivable at the date of the financial statements, assessments of historical and current collection trends, an evaluation of the impact of current economic conditions and whether the Company has obtained credit insurance or other guarantees which are not considered freestanding against the related account receivable balances. Management performs regular evaluations concerning the ability of its customers to make required payments and records a provision for doubtful accounts based on these evaluations. The Company’s credit losses for the periods presented were not significant compared to sales and did not significantly exceed management’s estimates. Refer to Note 4 - Accounts Receivable for further information regarding the Company’s allowance for doubtful accounts.
Shipping and handling costs associated with outbound freight incurred to transfer a product to a customer are accounted for as fulfillment costs and are included in selling, general and administrative (“SG&A”) expenses. Sales and usage-based taxes collected from customers and remitted directly to governmental authorities are excluded from net revenues.
Sales Return Allowances
The Company accrues for estimated sales returns in the period in which the related revenue is recognized. To recognize the financial impact of sales returns, the Company estimates the amount of goods that will be returned based on historical experience and current trends and reduces sales and cost of sales accordingly. The Company’s policy allows retail customers in certain regions a grace period to return merchandise following the date of sale. Substantially all of these returns are considered to be resalable at a price that exceeds the cost of the merchandise. The Company includes the allowance for sales returns in accrued expenses and the estimated cost associated with such sales returns within other current assets in its consolidated balance sheets. As of February 1, 2025, the Company included $37.6 million in accrued expenses related to the allowance for sales returns and $14.1 million in other current assets related to the estimated cost of such sales returns. As of February 3, 2024, the Company included $34.2 million in accrued expenses related to the allowance for sales returns and $14.8 million in other current assets related to the estimated cost of such sales returns.
Markdown Allowances
Costs associated with customer markdowns are recorded as a reduction to revenues and any amounts unapplied to existing receivables are included in accrued expenses. Historically, these markdown allowances resulted from seasonal negotiations with the Company’s wholesale customers, as well as historical trends and the evaluation of the impact of current economic conditions. The Company included $12.8 million and $12.9 million in accrued expenses related to the allowance for markdowns as of February 1, 2025 and February 3, 2024, respectively.

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Gift Cards
Gift card breakage is income recognized due to the non-redemption of a portion of gift cards sold by the Company for which a liability was recorded in prior periods. Gifts cards are mainly used in the U.S. and Canada. The Company issues its gift cards in the U.S. and Canada through one of its subsidiaries and is not required by law to escheat the value of unredeemed gift cards to the state in which the subsidiary is domiciled. Estimated breakage amounts are accounted for under the redemption recognition method and are classified as additional net revenues as the gift cards are redeemed. The Company’s gift card breakage rate is approximately 8.5% and 8.4% for the U.S. retail business and Canadian retail business, respectively, based upon historical redemption patterns, which represents the cumulative estimated amount of gift card breakage from the inception of the electronic gift card program in late 2002. Based upon historical redemption trends, the Company recognizes estimated gift card breakage as a component of net revenue in proportion to actual gift card redemptions, over the period that remaining gift card values are redeemed. Any future revisions to the estimated breakage rate may result in changes in the amount of breakage income recognized in future periods. In fiscal 2025, fiscal 2024 and fiscal 2023, the Company recognized $0.3 million, $0.3 million and $0.7 million of gift card breakage to revenue, respectively. The Company included $7.7 million and $5.2 million in accrued expenses related to its gift card liability for fiscal 2025 and fiscal 2024.
Loyalty Programs
The Company has customer loyalty programs in North America, Europe and Asia which cover all of its brands. Under certain of the programs, primarily in the U.S. and Canada, customers accumulate points based on purchase activity. Once a loyalty program member achieves a certain point level, the member earns awards that may only be redeemed for merchandise. Unredeemed points generally expire after six months without additional purchase activity and unredeemed awards generally expire after two months. Where applicable, the Company allocates a portion of the transaction price from sales in its direct-to-consumer channel to its loyalty program by using historical redemption rates to estimate the value of future award redemptions. This amount is accrued in current liabilities and recorded as a reduction of net revenue in the period which the related revenue is recognized. During fiscal 2025, fiscal 2024 and fiscal 2023, activity related to the Company’s loyalty programs decreased net revenue by $1.6 million, $0.7 million and $0.2 million, respectively. The aggregate dollar value of the loyalty program accruals included in accrued expenses was $8.4 million and $6.8 million as of February 1, 2025 and February 3, 2024, respectively. Future revisions to the estimated liability may result in changes to net revenue.
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
The Company’s trademark license agreements customarily provide for a multi-year initial term generally ranging from three to ten years and may contain options to renew prior to expiration for an additional multi-year period. Several of the Company’s key license agreements provide for specified, fixed cash rights payments over and above our normal, ongoing royalty payments in consideration of the grant of the license rights. These payments are recognized ratably as revenue over the term of the license agreement and do not include a significant

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
financing component. The unrecognized portion of upfront payments is included in deferred royalties in accrued expenses and other long-term liabilities depending on the short or long-term nature of the payments to be recognized. As of February 1, 2025, the Company had $14.7 million and $33.7 million of deferred royalties related to these upfront payments included in accrued expenses and other long-term liabilities, respectively. This compares to $5.0 million and $14.8 million of deferred royalties included in accrued expenses and other long-term liabilities, respectively, at February 3, 2024. In fiscal 2025, fiscal 2024 and fiscal 2023, the Company recognized $17.3 million, $14.3 million and $13.4 million in net royalties, respectively, related to the amortization of the deferred royalties. As of February 1, 2025, the Company had $0.1 million of deferred advertising related to these upfront payments included in accrued expenses. This compares to $6.9 million of deferred advertising included in accrued expenses at February 3, 2024. In fiscal 2025, fiscal 2024 and fiscal 2023, the Company recognized $6.7 million, $1.2 million and $1.1 million, respectively, related to the amortization of the deferred advertising.
Contract balances related to the Company’s licensing distribution channel consist primarily of royalty receivables and liabilities related to deferred royalties. Refer to Note 4 - Accounts Receivable for further information on royalty receivables.
Information regarding the intellectual property transfer is summarized in Note 13 - Income Taxes. Refer to Note 18 - Segment Information for further information on disaggregation of revenue by segment and country.
Classification of Certain Costs and Expenses
Distribution costs, including labor, inbound freight charges, purchasing costs and related overhead, related to supplying inventory to store locations within our retail business are included in cost of product sales. The Company also includes net royalties received on inventory purchases of licensed product as a reduction to cost of product sales. The Company generally excludes wholesale-related distribution costs from gross margin, including them instead in SG&A expenses. These distribution costs amounted to $69.4 million, $57.3 million and $61.6 million for fiscal 2025, fiscal 2024 and fiscal 2023, respectively. Additionally, the Company includes retail store occupancy costs in cost of product sales. To ensure expenses are separated appropriately, the Company tracks activities at each distribution center location and records the costs associated with the Company’s shipments of goods either as cost of sales or as SG&A, accordingly. The Company includes store selling, selling and merchandising, advertising, design and other corporate overhead costs as a component of SG&A expenses.
The Company classifies amounts billed to customers for shipping fees as revenues and classifies costs related to shipping as cost of product sales in the accompanying consolidated statements of income (loss).
Advertising and Marketing Costs
The Company expenses the cost of advertising as incurred. Advertising and marketing expenses charged to operations for fiscal 2025, fiscal 2024 and fiscal 2023 were $96.9 million, $49.9 million and $51.5 million, respectively.
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

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
Foreign Currency
Foreign Currency Translation Adjustment
The local selling currency is typically the functional currency for all of the Company’s significant international operations. In accordance with authoritative guidance, assets and liabilities of the Company’s foreign operations are translated from foreign currencies into U.S. dollars at period-end rates, while income and expenses are translated at the weighted average exchange rates for the period. The related translation adjustments are reflected as a foreign currency translation adjustment in accumulated other comprehensive income (loss) (“AOCL”) within stockholders’ equity. In addition, the Company records foreign currency translation adjustments related to its noncontrolling interests within stockholders’ equity. Periodically, the Company may also use foreign exchange currency contracts to hedge the translation and economic exposures related to its net investments in certain of its international subsidiaries (see below). Changes in the fair values of these foreign exchange currency contracts, designated as net investment hedges, are recorded in foreign currency translation adjustment as a component of AOCL within stockholders’ equity. The total foreign currency translation adjustment (including amounts attributable to nonredeemable noncontrolling interests) decreased stockholders’ equity by $33.9 million, from an accumulated foreign currency translation loss of $136.7 million as of February 3, 2024 to $170.6 million as of February 1, 2025.
Foreign Currency Transaction Gains and Losses
Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency, including gains and losses on foreign exchange currency contracts (see below), are included in cost of product sales and other income (expense) in the consolidated statements of income (loss). Net foreign currency transaction losses included in the determination of net earnings were $14.9 million, $5.7 million and $22.9 million for fiscal 2025, fiscal 2024 and fiscal 2023, respectively.
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
The impact of the credit risk of the counterparties to the derivative contracts is considered in determining the fair value of the foreign exchange currency contracts and interest rate swap agreements. As of February 1, 2025, credit risk has not had a significant effect on the fair value of the Company’s foreign exchange currency contracts and interest rate swap agreements.
Equity-Linked Instrument
In connection with the exchange and subscription offerings related to the convertible senior notes in January 2024 and March 2024, the Company concluded that the purchased options to hedge the conversion feature for the Additional 2028 Notes (as defined below) issued in fiscal 2024 and fiscal 2025 no longer qualify for the derivative scope exception for contracts indexed in an entity’s own equity. As a result, these contracts are accounted for as derivative assets, including the portion related to the reclassification of the pre-existing options purchased in April 2023, which had previously been recorded in paid-in capital in the Company’s consolidated balance sheets. The Company includes derivative assets within other assets in its consolidated balance sheets. The derivative assets are required to be measured at fair value with changes in fair value recorded in earnings (loss). Changes in fair value of these derivative assets are reported in net earnings (loss) as part of other income (expense).

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
The Company is subject to an income tax on global intangible low-taxed income (“GILTI”). GILTI is an income tax on foreign income in excess of a deemed return on tangible assets of foreign corporations. Companies subject to GILTI have the option to account for the income tax as a period cost if and when incurred or factor such amounts into the measurement of deferred income taxes. The Company has elected to account for GILTI as a period cost.
Earnings (Loss) Per Share
Basic earnings (loss) per share represents net earnings attributable to common stockholders divided by the weighted average number of common shares outstanding during the period. The Company considers any restricted stock units with forfeitable dividend rights that are issued and outstanding, but considered contingently returnable if certain service conditions are not met, as potential common shares outstanding. These restricted stock units are excluded from the weighted average number of common shares outstanding and basic earnings (loss) per share calculation until the respective service conditions have been met. Diluted earnings (loss) per share represents net earnings attributable to common stockholders divided by the weighted average number of common shares outstanding, inclusive of the dilutive impact of the Company’s 2.00% convertible senior notes due 2024 (the “2024 Notes”), the Company’s 3.75% convertible senior notes due 2028 (the “2028 Notes”), their related warrants, as applicable, and potentially dilutive common shares outstanding, such as stock options and restricted stock units. The Company applies the if-converted method for the 2024 Notes and the 2028 Notes and treasury stock method for all other instruments. Potential common shares are excluded from the computation of diluted earnings (loss) per share if their effect is anti-dilutive.
On January 30, 2022, the Company adopted the authoritative guidance which simplifies the accounting for convertible instruments and contracts in an entity’s own equity using the modified retrospective method. Following adoption, the impact of the 2024 Notes and the 2028 Notes on diluted earnings per share is calculated using the if-converted method. The number of potentially dilutive shares is based on the conversion rate associated with the 2024 Notes and the 2028 Notes. Prior to adoption, the Company applied the treasury stock method when calculating the potential dilutive effect of the 2024 Notes and the 2028 Notes, if any.
In periods when there is a net loss, the potentially dilutive impact of potential common shares outstanding is not included in the computation of diluted net loss per share if the impact of the shares would be antidilutive. Nonvested restricted stock awards (referred to as participating securities) are excluded from the dilutive impact of potential common shares outstanding in accordance with authoritative guidance under the two-class method since the nonvested restricted stockholders are entitled to participate in dividends declared on common stock as if the shares were fully vested and hence are deemed to be participating securities. Under the two-class method, distributed and undistributed earnings attributable to nonvested restricted stockholders are excluded from net earnings (loss) attributable to common stockholders for purposes of calculating basic and diluted earnings (loss)

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
per common share. However, net losses are not allocated to nonvested restricted stockholders because they are not contractually obligated to share in the losses of the Company.
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
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported on the Consolidated Balance Sheets to the amount shown in the Consolidated Statements of Cash Flows.

Year Ended
Feb 1, 2025
Cash and cash equivalents	$187,696
Restricted cash	796
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$188,492
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
Investments in equity securities are accounted for under the equity-method if the Company is able to exercise significant influence, but not control, over the investee. Equity method investments are included in other assets in the Company’s consolidated balance sheets and the Company’s proportionate share of earnings (loss) are recorded in other income (expense) in the Company’s consolidated statements of income (loss). The Company will periodically evaluate its equity-method investments for impairment and record such amounts in other (income) expense in the period that the carrying value of the investment before our share of earnings (loss) is determined to not be recoverable. During fiscal 2019, the Company invested $8.3 million in a privately-held apparel company in exchange for a 30% minority interest. During fiscal 2021, the Company invested a net additional $2.3 million and increased its minority interest from 30% to 30.5%. The Company’s ownership in this company is accounted for under the equity method of accounting. Additionally, during fiscal 2021, the Company purchased a 30% interest in a privately-held men’s footwear company for approximately $0.9 million. The Company’s ownership in this company is treated under the equity method of accounting. Refer to Note 15 - Related Party Transactions for more information on this investment.

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
The Company is also exposed to concentrations of credit risk through its accounts receivable balances. The Company extends credit to wholesale customers based upon an evaluation of the customer’s financial condition and credit history and generally requires no collateral but does obtain credit insurance when considered appropriate. The Company’s two largest wholesale customers accounted for a total of approximately 3.9%, 3.8% and 3.3% of the Company’s consolidated net revenue in fiscal 2025, fiscal 2024 and fiscal 2023, respectively.
The majority of the Company’s finished goods are sourced from partners and suppliers located in over 20 countries outside the United States. In fiscal 2025, over one-third of these products were sourced from partners and suppliers based in China. The Company’s two largest suppliers, which were the Company’s licensee partners, accounted for approximately 29%, 43% and 27% of the Company’s purchases of finished goods in fiscal 2025, fiscal 2024 and fiscal 2023, respectively.
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
Leases with an initial contractual term in excess of 12 months are accounted for as either an operating or finance lease based on certain criteria. The Company has elected to recognize leases with an initial term of 12 months or less on a straight-line basis without recognizing a lease ROU asset or operating lease liability.
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

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
Net Gains on Lease Modifications
During fiscal 2025, fiscal 2024 and fiscal 2023 the Company recorded net gains on lease modifications of approximately $0.7 million, $1.7 million and $2.3 million, respectively related primarily to the early termination of certain lease agreements.
Long-Lived Assets
Long-lived assets, such as property and equipment and operating lease ROU assets, are reviewed for impairment indicators quarterly or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The majority of the Company’s long-lived assets relate to its retail operations which consist primarily of regular retail and flagship locations. The Company considers each individual regular retail location as an asset group for impairment testing, which is the lowest level at which individual cash flows can be identified. The asset group includes leasehold improvements, furniture, fixtures and equipment, computer hardware and software, operating lease ROU assets including lease acquisition costs and certain long-term security deposits, and excludes operating lease liabilities. The Company reviews regular retail locations in penetrated markets for impairment risk once the locations have been opened for at least one year in their current condition, or sooner as changes in circumstances require. The Company believes that waiting at least one year, unless a change in circumstances requires an earlier review, allows a location to reach a maturity level where brand awareness has been established and a more comprehensive analysis of financial performance can be performed. The Company also evaluates impairment risk for retail locations that are expected to be closed in the foreseeable future. The Company has flagship locations which are used as a regional marketing tool to build brand awareness and promote the Company’s current product. Provided the flagship locations continue to meet appropriate criteria, impairment for these locations is tested by evaluating cash flows at a reporting unit level.
An asset is considered to be impaired if the Company determines that the carrying value may not be recoverable based upon its assessment of the asset’s ability to continue to generate earnings from operations and positive cash flow in future periods or if significant changes in the Company’s strategic business objectives and utilization of the assets occurred. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows adjusted for lease payments, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the estimated fair value. The Company uses estimates of market participant rents to calculate fair value of lease ROU assets and discounted future cash flows of the asset group to quantify fair value for other long-lived assets. These nonrecurring fair value measurements are considered Level 3 inputs as defined in Note 21 - Fair Value Measurements.
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

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
Macroeconomic conditions, including inflation, higher interest rates, foreign exchange rate fluctuations, declines in consumer spending, the impact of the conflicts in Ukraine and Gaza,the Red Sea crisis and uncertainty regarding changes in trade policies, including imposition of new or expanded tariffs, continued to impact the Company’s financial results and could impact the Company’s operations in ways the Company is not able to predict today. The Company has made reasonable assumptions and judgments to determine the fair value of the assets tested based on the facts and circumstances that were available as of the reporting date. If actual results are not consistent with the assumptions and judgments used in estimating future cash flows and asset fair values, there may be additional exposure to future impairment losses that could be material to the Company’s results of operations.
See Note 21 - Fair Value Measurements for further details on asset impairment charges related to property and equipment and operating lease ROU assets.
Goodwill
Goodwill is tested annually for impairment or more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. This determination is made at the reporting unit level which may be either an operating segment or one level below an operating segment if discrete financial information is available. Two or more reporting units within an operating segment may be aggregated for impairment testing if they have similar economic characteristics. The Company has established four reporting units for goodwill impairment testing, which include Europe Wholesale, Europe Retail (both components within the Europe segment), the Americas Retail segment and the Americas Wholesale segment. In accordance with authoritative guidance, the Company first assesses qualitative factors relevant in determining whether it is more likely than not that the fair values of its reporting units are less than their carrying amounts. Based on this analysis, the Company determines whether it is necessary to perform a quantitative impairment test. If it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the amount of any impairment loss to be recognized for that reporting unit is determined using two steps. First, the Company determines the fair value of the reporting unit using a discounted cash flow analysis, which requires unobservable inputs (Level 3) within the fair value hierarchy as defined in Note 21 - Fair Value Measurements. These inputs include selection of an appropriate discount rate and the amount and timing of expected future cash flows. Second, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized based on the difference between a reporting unit’s fair value and its carrying value.
See Note 7 - Goodwill for further details.
Prepaid Expenses
Prepaid expenses primarily consist of prepayments of expenditures including information technology services, value-added taxes, rent and supplies, cloud computing implementation costs, net of amortization, and security deposits.
Other Assets
Other assets mainly relate to the Company’s investments in insurance policies held in rabbi trusts to fund expected obligations arising under its non-qualified supplemental executive retirement and deferred compensation plans. Refer to Note 14 - Defined Benefit Plans and Note 17 - Savings Plans for further information regarding these investments. In addition, other assets also relate to long-term security deposits, long-term subscriptions and receivables related to refundable value-added tax payments mainly from European taxing authorities.

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
The Company’s pension obligations and related costs are calculated using actuarial concepts within the authoritative guidance framework and are considered Level 3 inputs as defined in Note 21 - Fair Value Measurements. The Company uses the corridor approach to amortize unrecognized actuarial gains or losses over the average remaining service life of active participants. The life expectancy, estimated retirement age, discount rate, estimated future compensation and expected return on plan assets are important elements of expense and/or liability measurement. These critical assumptions are evaluated annually which enables expected future payments for benefits to be stated at present value on the measurement date. If actual results are not consistent with actuarial assumptions, the amounts recognized for the defined benefit plans could change significantly. Refer to Note 14 - Defined Benefit Plans for detail regarding the Company’s defined benefit plans.
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
Convertible Senior Notes
In April 2019, the Company issued $300 million principal amount of the 2024 Notes in a private offering. Prior to January 30, 2022, certain convertible debt instruments that may be settled in cash on conversion were required to be separately accounted for as liability and equity components of the instrument in a manner that reflects the issuer’s non-convertible debt borrowing rate. Accordingly, in accounting for the issuance of the 2024 Notes, the Company separated the 2024 Notes into liability and equity components. The liability component was recorded at fair value, which was derived from a valuation technique used to calculate the fair value of a similar liability without an associated convertible feature. The carrying amount of the equity component, which was recognized as a debt discount, represented the difference between the proceeds from the issuance of the 2024 Notes and the fair value of the liability component of the 2024 Notes. In accounting for the debt issuance costs related to the issuance of the 2024 Notes, the Company allocated the total amount incurred to the liability and equity components based on their relative values. Debt issuance costs attributable to the liability component were recorded as a contra-liability and are presented net against the 2024 Notes balance on the Company’s consolidated balance sheets. These costs were amortized to interest expense using the effective interest method over the term of the 2024 Notes.
On January 30, 2022, the Company adopted the authoritative guidance which simplifies the accounting for convertible instruments and contracts in an entity’s own equity using the modified retrospective method. Following adoption, the equity component was eliminated and recorded as an adjustment to retained earnings. In addition, the Company derecognized the remaining unamortized debt discount on the 2024 Notes. Debt issuance costs were recorded as a contra-liability and are presented net against the 2024 Notes balance on the Company’s consolidated balance sheets. These costs were amortized to interest expense using the effective interest method over the term of the 2024 Notes. As of February 1, 2025, there were no 2024 Notes outstanding.
In April 2023, the Company issued $275 million aggregate principal amount of 3.75% convertible senior notes due 2028 (the “Initial 2028 Notes”) and retired approximately $184.9 million aggregate principal of 2024 Notes in a private offering. In January 2024, the Company issued $64.8 million aggregate principal amount of additional 3.75% convertible senior notes due 2028 (the “January Additional 2028 Notes”) and retired

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
approximately $67.1 million aggregate principal of 2024 Notes in a private offering. In March 2024, the Company issued $12.1 million aggregate principal amount of additional 3.75% convertible senior notes due 2028 (the “March Additional 2028 Notes,” together with the “January Additional 2028 Notes,” the “Additional 2028 Notes”; collectively with the “Initial 2028 Notes,” the “2028 Notes”) and retired approximately $14.6 million aggregate principal of 2024 Notes in a private offering. In connection with the transactions in January 2024 and March 2024, the Company determined that the conversion feature embedded in the Additional 2028 Notes failed to satisfy the requirements for the derivative scope exception for contracts indexed in the Company’s own stock. As a result, the conversion feature embedded in the Additional 2028 Notes required bifurcation and is accounted for as a derivative. The Company’s accounting policy is to present the embedded derivative on the same line item as the host instrument. The embedded derivative is required to be remeasured each reporting period with changes in fair value recorded in earnings. Changes in fair value of the embedded derivative are reported in net earnings (loss) as part of other income (expense).
See Note 11 - Convertible Senior Notes and Related Transactions for further details on the Notes.
(2) New Accounting Guidance
Recently Adopted Accounting Guidance
Common Control Arrangements
In March 2023, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance to amend certain provisions of Accounting Standards Codification (“ASC”) 842 that apply to arrangements between related parties under common control. The amendment requires leasehold improvements associated with common control leases to be amortized over the useful life to the common control group and requires certain disclosures when the lease term is shorter than the useful life of the asset. This Accounting Standards Update (“ASU”) is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. The Company adopted this guidance during the first quarter of fiscal 2025 and determined that it had no material impact on the Company’s consolidated financial position, results of operations or cash flows.
Joint Venture Formations
In August 2023, the FASB issued authoritative guidance regarding the initial measurement of joint ventures. Upon formation, a joint venture is required to recognize and initially measure its assets and liabilities at fair value. The new guidance is applicable to joint ventures with a formation date on or after January 1, 2025. The Company will apply this guidance in future reporting periods to any future arrangements that meet the definition of a joint venture.
Segment Reporting
In November 2023, the FASB issued authoritative guidance which modifies the disclosure requirements of reportable segments. This guidance is designed to improve reportable segment disclosure requirements, primarily through enhanced disclosures of significant segment expenses. This ASU is effective for fiscal years beginning after December 15, 2023, and for interim periods beginning after December 15, 2024. The Company adopted the new disclosure requirements for the annual period ended February 1, 2025. Refer to Note 18 - Segment Information for the Company’s enhanced disclosures on segment reporting.
Recently Issued Accounting Guidance
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

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Expense Disaggregation
In November 2024, the FASB issued authoritative guidance regarding expense disaggregation disclosures. The guidance requires interim and annual disclosure, within the notes to the Company’s financial statements, of (a) purchases of inventory, (b) employee compensation, (c) depreciation, and (d) intangible asset amortization included in each relevant expense caption presented on the face of the income statement within continuing operations. The requirements also include: (1) inclusion of certain amounts that are already required to be disclosed under current GAAP in the same disclosure as the other disaggregation requirements, (2) a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively and (3) disclosure of the total amount of selling expenses and, in annual reporting periods, an entity’s definition of selling expenses. The new guidance is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact this guidance will have on its consolidated financial statements.
Debt with Conversion and Other Options
In November 2024, the FASB issued authoritative guidance regarding debt with conversion and other options. This ASU clarifies the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as an induced conversion (instead of a debt extinguishment) and is effective for annual reporting periods beginning after December 15, 2024 and interim reporting periods within those annual periods. Early adoption is permitted for all entities that have adopted the amendments in ASU 2020-06. The new guidance can be applied on either a prospective or a retrospective basis. The Company will apply this guidance in future reporting periods to any future settlements of convertible debt instruments that occur after the effective date of the guidance.
(3) Acquisition of rag & bone
On April 2, 2024, the Company completed the acquisition of the operating assets and liabilities of rag & bone, a lifestyle and apparel fashion brand. This included the direct operation of 34 stores in the U.S. and two stores in the U.K. Concurrent with the closing of the acquisition, (i) a joint venture owned 50% by each of the Company and global management firm WHP Global (the “Joint Venture”) acquired rag & bone’s intellectual property and (ii) the Company, through Guess Europe Sagl, a wholly owned subsidiary of the Company, entered into an Intellectual Property License Agreement (the “License Agreement”) with the Joint Venture granting the Company the exclusive right to use rag & bone intellectual property to manufacture licensed products worldwide and to sell licensed products in specified territories in exchange for the payment of royalty fees by the Company to the Joint Venture.
The Company paid total cash consideration of approximately $57.1 million at closing for both the operating assets and its 50% interest in the licensing assets. In addition, there is potential for incremental earnout consideration to the sellers, of which the Company could be responsible for a maximum of $12.8 million, based on preset levels of sales and EBITDA performance of the rag & bone operations in its fiscal year ending January 4, 2025. The Company recorded a $2.0 million payable with respect to the potential earnout payment based on its assessment of the fair value measurement of such earnout as of April 2, 2024. There was no material change in the assessed fair value of the potential earnout as of February 1, 2025.
The transaction is intended to provide the following strategic and financial benefits:
•leverage the Company’s powerful infrastructure to accelerate rag & bone growth and drive synergies; and
•expand the Company’s global lifestyle brand portfolio with the rag & bone brand, allowing the Company to reach a very attractive customer base that is complimentary to that of the Guess and Marciano brands.
Purchase Price Allocation
The rag & bone acquisition was accounted for as a business combination in accordance with ASC Topic 805. Consistent with ASC Topic 805, rag & bone was consolidated into the Company’s consolidated financial statements starting on the acquisition date. Under the acquisition method, the Company records the identifiable assets acquired and liabilities assumed at their respective fair values on the acquisition date. There are various

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
estimates and judgments related to the valuation of identifiable assets acquired and liabilities assumed. These estimates and judgments have the potential to materially impact the Company’s consolidated financial statements.
The purchase price allocation as of the acquisition date was based on a preliminary valuation and is subject to change as more detailed analyses are completed and additional information about the fair value of assets acquired and liabilities assumed becomes available. These adjustments will be finalized no later than one year from the acquisition date. During the year ended February 1, 2025, purchase price allocation adjustments were immaterial. The purchase price consideration was allocated to assets acquired and liabilities assumed based on their respective fair values as follows (in thousands):

Apr 2, 2024
Cash and cash equivalents	$2,083
Accounts receivable	23,582
Inventory	52,105
Other current assets	10,900
Total current assets	88,670
Property and equipment	12,605
Operating lease ROU assets	38,821
Other assets	62,221
Total assets acquired	$202,317

Accounts payable	$23,752
Accrued expenses	11,923
Current portion of operating lease liabilities	16,588
Total current liabilities	52,263
Long-term operating lease liabilities	44,496
Total liabilities assumed	$96,759

Fair value of net assets acquired	$105,558

Cash	$57,064
Earnout consideration	2,040
Vendor consideration	46,454
Fair value of acquisition consideration	$105,558
The Company recorded an allocation of the purchase price to the tangible assets acquired and liabilities assumed based on their fair values at the acquisition date, including the fair value of the equity method investment in the Joint Venture. The fair value of inventories, which is primarily made up of finished goods, was determined based on market assumptions for realizing a reasonable profit after selling costs. The fair value of intangibles reflects the rag & bone wholesale customer relationships, which is reported in other assets on the Company’s consolidated balance sheets and will be amortized over a 10-year period reflecting the economic life of such relationships. In the acquisition, the Company recorded off-market leases for retail stores, which will be amortized to cost of product sales over 3.5 years.
The Company considers the difference between the total fair value received, inclusive of the deferred tax asset recognized by the Company associated with the transaction, and consideration paid, to be a vendor consideration liability, which reflects the incentive the Company received to enter into the rag & bone transaction and related License Agreement. As such, a $46.5 million vendor consideration liability was recorded on the

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Company’s consolidated balance sheets and no goodwill was recognized as of the acquisition date. The vendor consideration liability will be amortized in SG&A expenses over five years.
During fiscal 2025, the Company incurred $5.7 million of transaction-related costs in connection with the acquisition of rag & bone, which were included in SG&A expenses in the consolidated statements of income and comprehensive income.
Pro Forma Financial Information
For the period April 2, 2024 through February 1, 2025, rag & bone’s aggregate net revenue was $237.1 million. The following financial information presents the Company’s consolidated net revenues as if the acquisition had occurred on January 29, 2023 (in thousands):

	Year Ended
	Feb 1, 2025	Feb 3, 2024
Pro-forma net revenue	$3,028,515	$3,032,024
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
Equity Method Investment in and License Agreement with the Joint Venture
The Company determined that it does not have a controlling financial interest in the Joint Venture, as the Company does not control the governing body of the Joint Venture and does not have the right to direct the most significant activities of the Joint Venture, which include monetizing the rag & bone intellectual property through licensing arrangements. The Company accounts for its 50% interest in the Joint Venture, through which it exercises significant influence, under the equity method. The Company initially recorded its investment in the Joint Venture at cost, which is derived from fair value due to the bundled nature of the rag & bone transaction, and included the acquisition of the rag & bone operating net assets, the License Agreement, as well as the Joint Venture investment. As of February 1, 2025, the carrying value of the Joint Venture investment is approximately $45.4 million, inclusive of the Company’s interest held through a non-interest bearing loan of $15.6 million. The carrying value for the Company’s equity investment is reported in other assets on the Company’s consolidated balance sheets.
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
Pursuant to the agreement governing the operations of the Joint Venture, cash earnings of the Joint Venture will be distributed to the Company and WHP Global on a pro rata basis based on their respective equity ownership interests, subject to certain adjustments agreed to between the Company and WHP Global. The Company will subsequently adjust the carrying amount based on its share of the Joint Venture’s net income or loss. The Company’s share of equity income is included within results from operations in the consolidated statements of income (loss), subject to adjustments for intercompany profits associated with the License Agreement.

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(4) Accounts Receivable
Accounts receivable is summarized as follows (in thousands):

	Feb 1, 2025	Feb 3, 2024
Trade	$353,375	$305,900
Royalty	35,163	9,334
Other	9,277	6,711
Total accounts receivable	397,815	321,945
Less allowances	6,654	7,176
Accounts receivable, net	$391,161	$314,769
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
(5) Inventories
Inventories consist of the following (in thousands):

	Feb 1, 2025	Feb 3, 2024
Raw materials	$2,801	$1,488
Work in progress	0	3
Finished goods	559,848	464,806
Inventories	$562,649	$466,297
The above balances include an allowance to write down inventories to the lower of cost or net realizable value of $26.9 million and $25.5 million as of February 1, 2025 and February 3, 2024, respectively.
(6) Property and Equipment
Property and equipment are summarized as follows (in thousands):

	Feb 1, 2025	Feb 3, 2024
Land, buildings and improvements	$21,392	$50,934
Leasehold improvements	365,592	351,031
Furniture, fixtures and equipment	503,140	482,184
Construction in progress	11,903	11,039
Assets under finance leases	37,899	41,940
Property and equipment, gross	939,926	937,128
Less accumulated depreciation and amortization	699,812	690,480
Property and equipment, net	$240,114	$246,648
During fiscal 2025 and fiscal 2024, the Company entered into finance and operating leases related primarily to computer hardware and software. The accumulated depreciation and amortization related to assets under finance leases was approximately $30.9 million and $26.8 million as of February 1, 2025 and February 3, 2024, respectively, and was included in depreciation expense when recognized. See Note 9 - Borrowings and Finance Lease Obligations for more information regarding the related finance lease obligations.
Construction in progress represents the costs associated with the construction in progress of leasehold improvements to be used in the Company’s operations, primarily for new and remodeled stores in retail operations.

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(7) Goodwill
Goodwill activity is summarized by business segment as follows (in thousands):

	Americas Retail	Americas Wholesale	Europe	Total
Goodwill balance at January 28, 2023	$1,721	$9,964	$22,592	$34,277
Foreign currency translation adjustments	(6)	—	(171)	(177)
Goodwill balance at February 3, 2024	1,715	9,964	22,421	34,100
Foreign currency translation adjustments	(44)	(8)	(891)	(943)
Goodwill balance at February 1, 2025	$1,671	$9,956	$21,530	$33,157
The Company had no accumulated impairment related to goodwill as of both February 1, 2025 and February 3, 2024.
From time-to-time, the Company may acquire certain retail locations from its wholesale partners which may result in the recognition of goodwill or other intangible assets.
(8) Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities are summarized as follows (in thousands):

	Feb 1, 2025	Feb 3, 2024
Accrued payroll and related taxes	$40,676	$40,164
Other accrued compensation and benefits	39,072	43,020
Allowance for sales returns	37,601	34,206
Sales and use taxes, property taxes and other indirect taxes	34,369	30,390
Deferred royalties and other revenue	29,019	14,193
Income taxes	20,626	20,825
Professional and legal fees	13,904	10,967
Allowance for markdowns	12,789	12,932
Loyalty programs	8,405	6,788
Gift cards	7,711	5,217
Construction costs	6,972	7,880
Other	43,556	36,865
Total accrued expenses and other current liabilities	$294,700	$263,447
(9) Borrowings and Finance Lease Obligations
Borrowings and finance lease obligations are summarized as follows (in thousands):

	Feb 1, 2025	Feb 3, 2024
Term loans	$2,507	$12,060
Finance lease obligations	9,833	15,430
Mortgage debt	—	16,435
Borrowings under credit facilities	170,327	21,653
Other	8,949	3,413
Total debt and finance lease obligations	191,616	68,991
Less current installments	40,948	40,781
Long-term debt and finance lease obligations	$150,668	$28,210
Term Loans
The Company entered into term loans with certain banks primarily in Europe during fiscal 2021. These loans were primarily unsecured, had remaining terms of less than one year and incurred interest at annual rates ranging between 1.5% to 5.5%. As of February 1, 2025 and February 3, 2024, the Company had outstanding borrowings of $2.5 million and $12.1 million, respectively.

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Finance Lease Obligations
The Company has entered into finance leases for equipment used in its European distribution centers. These finance lease agreements provide for monthly minimum lease payments and expire on various dates through May 2027 with an average effective interest rate of approximately 4%. As of February 1, 2025 and February 3, 2024, these finance lease obligations totaled $5.0 million and $8.1 million, respectively.
The Company also has smaller finance leases related primarily to computer hardware and software and other equipment. As of February 1, 2025 and February 3, 2024, these finance obligations totaled $4.8 million and $7.3 million, respectively.
Mortgage Debt
During fiscal 2017, the Company entered into a 10-year $21.5 million real estate secured loan (the “Mortgage Debt”) which was secured by the Company’s U.S. distribution center based in Louisville, Kentucky and provided for monthly principal and interest payments based on a 25-year amortization schedule, with the remaining principal balance and any accrued and unpaid interest due at maturity. Outstanding principal balances under the Mortgage Debt bore interest at the one-month SOFR rate plus 1.5%. The Mortgage Debt required the Company to comply with a fixed charge coverage ratio on a trailing four-quarter basis if consolidated cash, cash equivalents, short term investment balances and availability under borrowing arrangements fell below certain levels. In addition, the Mortgage Debt contained customary covenants, including covenants that limited or restricted the Company’s ability to incur liens on the mortgaged property and enter into certain contractual obligations. Upon the occurrence of an event of default under the Mortgage Debt, the lender could have terminated the Mortgage Debt and declared all amounts outstanding to be immediately due and payable. The Mortgage Debt specified a number of events of default (some of which were subject to applicable grace or cure periods), including, among other things, non-payment defaults, covenant defaults, cross-defaults to other material indebtedness, bankruptcy and insolvency defaults and material judgment defaults. In May 2023, the Company amended the terms of the Mortgage Debt, which was previously payable at a variable rate based on the London Interbank Offered Rate (“LIBOR”), to provide for the interest rate to be based on the Secured Overnight Financing Rate (“SOFR”), effective May 1, 2023. The Company also amended its existing interest rate swap agreement, resulting in a swap fixed rate of approximately 3.14%. This amended interest rate swap agreement was scheduled to mature in January 2026 and converted the nature of the Mortgage Debt from SOFR floating-rate debt to fixed-rate debt. The fair value of the interest rate swap was recorded as an asset of approximately $0.8 million as of February 3, 2024. During fiscal 2025, the Company paid the $16.3 million remaining balance of the Mortgage Debt, and settled the interest rate swap, when it sold the associated building and land and extinguished this debt.
Credit Facilities
Long-Term 2023 Credit Facility
During fiscal 2023, the Company amended and restated its senior secured asset-based revolving credit facility with Bank of America, N.A. and other lenders party thereto to extend the maturity date of the credit facility to December 20, 2027, among other changes (as amended, the “2023 Credit Facility”). In addition, the Company entered into agreements to amend the 2023 Credit Facility to permit, among other things, an exchange and subscription offering and a certain related transaction on each of April 12, 2023 and March 28, 2024. The 2023 Credit Facility previously provided for a borrowing capacity in an amount up to $150 million, which was increased in March 2024 by $50 million to a total borrowing capacity under the facility of up to $200 million. The borrowing facility includes a Canadian sub-facility of up to $20 million, subject to a borrowing base. Based on applicable accounts receivable, inventory and eligible cash, subject to certain allowances, the Company could have borrowed up to $170.6 million under the 2023 Credit Facility as of February 1, 2025. The 2023 Credit Facility has an option to expand the borrowing capacity by up to $100 million subject to certain terms and conditions, including the willingness of existing or new lenders to assume such increased amount. The 2023 Credit Facility is available for direct borrowings and the issuance of letters of credit, subject to certain letters of credit sublimits, and may be used for repayment of debt, working capital and other general corporate purposes.

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
Direct borrowings under the 2023 Credit Facility made by the Company and its domestic subsidiaries bear interest at the U.S. base rate plus an applicable margin (varying from 0.25% to 0.75%) or at Term SOFR plus a spread adjustment plus an applicable margin (varying from 1.25% to 1.75%), provided that Term SOFR may not be less than zero. The U.S. base rate is based on the greater of (i) the U.S. prime rate, (ii) the federal funds rate, plus 0.5%, and (iii) Term SOFR plus a spread adjustment for a 30-day interest period, plus 1.0%, provided that the U.S. base rate may not be less than zero. Direct borrowings under the 2023 Credit Facility made by the Company’s Canadian subsidiaries bear interest at the Canadian prime rate plus an applicable margin (varying from 0.25% to 0.75%) or at the Term Canadian Overnight Repo Rate Average (“CORRA”) rate plus an applicable margin (varying from 1.25% to 1.75%), provided that the Term CORRA rate may not be less than zero. The Canadian rate is based on the greater of (i) the Canadian prime rate and (ii) the Term CORRA rate for a one-month interest period, plus 1.0%, provided that the Canadian prime rate may not be less than zero. The applicable margins are calculated quarterly and vary based on the average daily availability of the aggregate borrowing base. The Company is also obligated to pay certain commitment, letter of credit and other fees customary for a credit facility of this size and type. As of February 1, 2025, the Company had $6.1 million in outstanding standby letters of credit, no outstanding documentary letters of credit, and no outstanding borrowings under the 2023 Credit Facility. As of February 3, 2024, the Company had $6.6 million in outstanding standby letters of credit, no outstanding documentary letters of credit, and no outstanding borrowings under the 2023 Credit Facility.
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
Long-Term 2024 Credit Facility
During fiscal 2023, the Company, through its wholly owned European subsidiary, entered into a credit agreement for a €250 million revolving credit facility with an initial five-year term. During the second quarter of fiscal 2025, the Company, through this European subsidiary, entered into agreements with certain lenders, which expanded the borrowing capacity under the credit agreement (as amended, the “2024 Credit Facility”) from €250 million to €350 million.
In connection with the €100 million expansion in the size of the revolving line of credit, the 2024 Credit Facility provides for an increase in the applicable margin for outstanding borrowings and unused commitments under the revolving credit facility. Borrowings under the 2024 Credit Facility bear interest based on the daily balance outstanding at the Euro Interbank Offered Rate (“EURIBOR”) plus an applicable margin (varying from 1.10% to 1.45%), provided that EURIBOR may not be less than zero. The 2024 Credit Facility carries a commitment fee equal to the available but unused borrowing capacity multiplied by 35% of an applicable margin (varying from 1.10% to 1.45%). The Company is also required to pay a utilization fee on the total amount of the

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
loans outstanding under the 2024 Credit Facility at rates varying from 0.10% to 0.20%, depending on the balance outstanding. The applicable margins are calculated quarterly and vary based on the leverage ratio of the guarantor and its subsidiaries as set forth in the 2024 Credit Facility.
The 2024 Credit Facility contains various annual sustainability key performance targets, the achievement of which would result in an adjustment to the interest margin ranging from a plus 5 basis points to a minus 5 basis points per year. The 2024 Credit Facility includes a financial covenant requiring a maximum leverage ratio of the guarantor and its subsidiaries and also includes customary representations and warranties, affirmative and negative covenants and events of default. As of February 1, 2025, the Company had $139.8 million in outstanding borrowings and $222.7 million available for future borrowings under the 2024 Credit Facility. As of February 3, 2024, the Company had no outstanding borrowings and $269.7 million available for future borrowings under the revolving credit facility, prior to its amendment in 2024.
Other Credit Facilities
The Company, through its Chinese subsidiary, maintains a short-term uncommitted bank borrowing agreement that provides for a borrowing capacity up to $30 million, primarily for working capital purposes. The Company had $27.6 million and $17.9 million in outstanding borrowings under this agreement as of February 1, 2025 and February 3, 2024, respectively.
The Company, through its Japanese subsidiary, maintains a short-term uncommitted bank borrowing agreement that provides for a borrowing capacity up to ¥1.0 billion ($6.4 million), primarily for working capital purposes. The Company had $2.9 million and $3.7 million in outstanding borrowings under this agreement as of February 1, 2025 and February 3, 2024, respectively.
Other
During fiscal 2025, a majority owned subsidiary of Guess Europe Sagl entered into a $10.0 million credit facility agreement with the subsidiary's noncontrolling interest holder with a December 31, 2026 maturity date. The Company had $6.1 million in outstanding borrowings under the credit facility as of February 1, 2025.
From time-to-time, the Company will obtain other financing in foreign countries for working capital to finance its local operations.
Maturities of the Company’s debt and finance lease obligations as of February 1, 2025 are as follows (in thousands):

	Debt	Finance Lease	Total
Fiscal 2026	$35,712	$5,236	$40,948
Fiscal 2027	6,108	2,837	8,945
Fiscal 2028	139,937	1,152	141,089
Fiscal 2029	26	255	281
Fiscal 2030	—	17	17
Thereafter	—	336	336
Total debt and finance lease obligations	$181,783	$9,833	$191,616
(10) Lease Accounting
The Company primarily leases its showrooms, advertising, licensing, sales and merchandising offices, remote distribution and warehousing facilities and retail and factory outlet store locations under operating lease agreements expiring on various dates through August 2044. The Company also leases some of its equipment as well as computer hardware and software under operating and finance lease agreements expiring on various dates through December 2029.
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

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
are exceeded. The Company’s retail concession leases also provide for lease payments primarily based upon a percentage of annual sales volume which averages approximately 25%.
During fiscal 2025, the Company closed on the sale and leaseback of its U.S. distribution center. The lease payments escalate at fixed percentage rate annually for the first ten years. After the initial lease term, the Company has the option to renew the lease for two five-year extension periods. The transaction met the criteria for sale-leaseback accounting and, as such, a net gain of $13.8 million was recognized on the sale of the assets during fiscal 2025.
In addition to the amounts as disclosed below, the Company has estimated additional operating lease commitments of approximately $33.2 million for leases where the Company has not yet taken possession of the underlying asset as of February 1, 2025. As such, the related operating lease ROU assets and operating lease liabilities have not been recognized in the Company’s consolidated balance sheets as of February 1, 2025.
The components of leases are as follows (in thousands):

	Feb 1, 2025	Feb 3, 2024
Assets			Balance Sheet Location
Operating	$839,879	$667,031	Operating lease right-of-use assets
Finance	7,042	15,132	Property and equipment, net
Total lease assets	$846,921	$682,163

Liabilities
Current:
Operating	$176,972	$166,451	Current portion of operating lease liabilities
Finance	5,236	5,573	Current portion of borrowings and finance lease obligations
Noncurrent:
Operating	715,755	542,392	Long-term operating lease liabilities
Finance	4,597	9,857	Long-term debt and finance lease obligations
Total lease liabilities	$902,560	$724,273

	Year Ended
	Feb 1, 2025	Feb 3, 2024	Jan 28, 2023
				Income Statement Location
Operating lease costs	$203,942	$181,760	$175,752	Cost of product sales
Operating lease costs	33,654	26,771	24,845	Selling, general and administrative expenses
Operating lease costs[1]	(718)	(1,662)	(2,267)	Net gains on lease modifications
Finance lease costs
Amortization of leased assets	27	69	81	Cost of product sales
Amortization of leased assets	4,831	6,412	6,177	Selling, general and administrative expenses
Interest on lease liabilities	569	769	965	Interest expense
Variable lease costs[2]	105,537	101,056	92,331	Cost of product sales
Variable lease costs[2]	3,774	4,732	3,335	Selling, general and administrative expenses
Short-term lease costs	493	316	351	Cost of product sales
Short-term lease costs	8,612	6,005	6,141	Selling, general and administrative expenses
Total lease costs	$360,721	$326,228	$307,711
______________________________________________________________________
1During fiscal 2025, fiscal 2024 and fiscal 2023 net gains on lease modifications related primarily to the early termination of certain lease agreements. Operating lease costs for these retail locations prior to the early termination were included in cost of product sales.

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
2During fiscal 2025, fiscal 2024 and fiscal 2023 variable lease costs included certain rent concessions received by the Company, primarily in Europe, of approximately $0.7 million, $1.7 million and $5.2 million, respectively.
Maturities of the Company’s operating and finance lease liabilities as of February 1, 2025 are as follows (in thousands):

	Operating Leases
Maturity of Lease Liabilities	Non-Related Parties	Related Parties	Finance Leases	Total
Fiscal 2026	$210,316	$7,723	$5,550	$223,589
Fiscal 2027	179,021	7,732	3,109	189,862
Fiscal 2028	151,345	7,665	1,342	160,352
Fiscal 2029	131,558	8,431	319	140,308
Fiscal 2030	98,648	8,026	23	106,697
Thereafter	234,289	4,265	—	238,554
Total lease payments	1,005,177	43,842	10,343	1,059,362
Less: Interest	148,487	7,805	510	156,802
Present value of lease liabilities	$856,690	$36,037	$9,833	$902,560
Other supplemental information is as follows (in thousands):

Lease Term and Discount Rate	Feb 1, 2025
Weighted-average remaining lease term (years)
Operating leases	6.3 years
Finance leases	2.4 years
Weighted-average discount rate
Operating leases	5.3%
Finance leases	4.1%

	Year Ended
Supplemental Cash Flow Information	Feb 1, 2025	Feb 3, 2024	Jan 28, 2023
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$219,082	$207,575	$220,767
New operating lease ROU assets obtained in exchange for lease liabilities	$294,397	$165,889	$131,363
(11) Convertible Senior Notes and Related Transactions
Exchange and Subscription Agreements
In April 2023, the Company issued $275 million principal amount of the Initial 2028 Notes in a private placement pursuant to separate, privately negotiated exchange and subscription agreements with a limited number of holders of its 2024 Notes and certain other investors, in each case pursuant to exemptions from registration under the Securities Act of 1933, as amended. Pursuant to the exchange and subscription agreements, the Company exchanged approximately $184.9 million in aggregate principal amount of its 2024 Notes for $163.0 million in aggregate principal amount of Initial 2028 Notes and an aggregate of approximately $33.3 million in cash, representing accrued and unpaid interest and other consideration on the 2024 Notes, and issued $112.0 million aggregate principal amount of Initial 2028 Notes for cash at par. Immediately following the closing of the aforementioned April 2023 transactions, $115.1 million in aggregate principal amount of the 2024 Notes remained outstanding. In addition, the Company concurrently repurchased $42.8 million, including excise tax, of its common stock through broker-assisted market transactions, pursuant to the Company’s 2021 Share Repurchase Program (as defined below). The Company evaluated all April 2023 exchanges and determined approximately 74% of the exchanged notes were accounted for as extinguishment of debt and approximately 26%

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
were accounted for as modification of debt. As a result of these transactions entered into during April 2023, the Company recognized a $7.7 million loss on extinguishment of debt during the first quarter of fiscal 2024.
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
In March 2024, the Company exchanged approximately $14.6 million of its 2024 Notes for approximately $12.1 million of March Additional 2028 Notes in a privately negotiated exchange and subscription agreement with a holder of its 2024 Notes. The March Additional 2028 Notes have the same terms, constitute a single series with, and have the same CUSIP number as the Initial 2028 Notes. The March Additional 2028 Notes were initially recorded at fair value of approximately $16.7 million upon the exchange. Immediately following the closing of this March 2024 transaction, approximately $33.5 million of the 2024 Notes remained outstanding, which were settled during April 2024. In addition, the Company concurrently repurchased $10.3 million of its common stock through broker-assisted market transactions, pursuant to the Company’s 2024 Share Repurchase Program (as defined below). The Company evaluated the March 2024 exchange and determined that all of the exchanged notes were accounted for as extinguishment of debt. As a result of this transaction entered into during March 2024, the Company recognized a $2.0 million loss on extinguishment of debt during fiscal 2025.
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
The 2028 Notes are convertible in certain circumstances into cash, shares of the Company’s common stock, or a combination of cash and shares of the Company’s common stock, at the Company’s election, at an initial conversion rate of 40.4858 shares of common stock per $1,000 principal amount of 2028 Notes, which is equivalent to an initial conversion price of approximately $24.70 per share, subject to adjustment upon the occurrence of certain events. In accordance with the terms of the 2028 Indenture, the Company has adjusted the conversion rate and the conversion price of the 2028 Notes for quarterly dividends exceeding $0.225 per share (the conversion price is approximately $22.12 per share as of February 1, 2025). Prior to November 15, 2027, the 2028 Notes are convertible only upon the occurrence of certain events and during certain periods, and thereafter, at any time until the close of business on the second scheduled trading day immediately preceding the maturity date of the 2028 Notes.
The 2028 Notes are not redeemable prior to maturity, unless certain significant corporate events occur, and no sinking fund is provided for the 2028 Notes. As of February 1, 2025, none of the conditions allowing holders of the 2028 Notes to convert had been met. The Company expects to settle the principal amount of the 2028 Notes in fiscal 2029 in cash and any excess in shares.
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

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The 2028 Indenture contains certain other customary terms and covenants, including that upon certain events of default occurring and continuing, either the 2028 Trustee or the holders of at least 25% in principal amount of the outstanding 2028 Notes may declare 100% of the principal of, and accrued and unpaid interest on, all the 2028 Notes to be due and payable.
In connection with the exchange of the 2024 Notes in January 2024 and March 2024, the conversion feature embedded in the Additional 2028 Notes failed to satisfy the requirements for the derivative scope exception for contracts indexed to the Company’s own stock. The conversion feature of the Additional 2028 Notes required bifurcation from the host contract. The embedded derivative was measured at fair value of $2.5 million as of February 1, 2025. As of the transaction dates, a total debt discount of $11.8 million was recorded as the excess of the principal amount of the Additional 2028 Notes over the fair value of the host contract.
During fiscal 2025, the Company incurred approximately $0.9 million of debt issuance costs related to the March Additional 2028 Notes including third-party offering costs. During fiscal 2024, the Company incurred $5.9 million and $2.0 million of debt issuance costs related to the Initial 2028 Notes and the January Additional 2028 Notes, respectively, including third-party offering costs. Debt issuance costs were recorded as a contra-liability (other than $0.5 million expensed related to the 2024 Notes that were subject to modification accounting) and are presented net against the 2028 Notes balance on the Company’s consolidated balance sheets. These costs are being amortized to interest expense over the term of the 2028 Notes.
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
On January 30, 2022, the Company adopted new authoritative guidance which simplified the accounting for convertible instruments and contracts in an entity’s own equity using the modified retrospective method. Prior to adoption, the Company separated the 2024 Notes into liability and equity components. The liability component was recorded at fair value. The equity component represented the difference between the proceeds from the issuance of the 2024 Notes and the fair value of the liability component. The excess of the principal amount of the liability component over its carrying amount (“debt discount”) was being amortized to interest expense using an effective interest rate of 6.8% over the term of the 2024 Notes. The equity component was not remeasured as long as it continued to meet the conditions for equity classification. As a result of the adoption of the authoritative guidance on January 30, 2022, the Company derecognized the remaining unamortized debt discount on the 2024 Notes and recorded no interest expense related to the amortization of the debt discount on the 2024 Notes during fiscal 2023, fiscal 2024 and fiscal 2025.
In April 2024, upon maturity of the 2024 Notes, the Company settled the remaining $33.5 million principal amount of the 2024 Notes for $33.3 million in cash and 122,313 shares of common stock. The Company also

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
exercised the convertible note hedge in connection with the remaining 2024 Notes and received 90,729 shares of common stock, which were recorded at fair value on settlement. As of February 1, 2025, there were no 2024 Notes outstanding.
The Notes consist of the following (in thousands):

	Feb 1, 2025	Feb 3, 2024
2024 Notes
Principal	$—	$48,078
Unamortized debt issuance costs	—	(30)
Net carrying amount	$—	$48,048
Fair value, net[1]	$—	$49,182
Initial 2028 Notes
Principal	$275,000	$275,000
Unamortized debt discount and issuance costs[2,3]	(6,290)	(8,034)
Net carrying amount	$268,710	$266,966
Fair value, net[1]	$249,339	$295,550
Additional 2028 Notes
Principal	$76,947	$64,826
Unamortized debt discount and issuance costs[3]	(11,590)	(11,465)
Embedded derivative[4]	2,460	16,390
Net carrying amount	$67,817	$69,751
Fair value, net[1]	$62,397	$60,099
Net carrying amount of Initial and Additional 2028 Notes	$336,527	$336,717
_____________________________________________________________________
1The fair value of the Notes is determined based on inputs that are observable in the market and have been classified as Level 2 in the fair value hierarchy. See Note 21 - Fair Value Measurements for further information regarding the fair value measurement of the Notes.
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
3For fiscal 2025, the weighted average effective interest rate including amortization of debt discount and issuance costs was 4.5% and 9.3% for the Initial 2028 Notes and the Additional 2028 Notes, respectively. For fiscal 2024, the weighted average effective interest rate including amortization of debt discount and issuance costs was 4.5% and 8.8% for the Initial 2028 Notes and the Additional 2028 Notes, respectively.
4The fair value of the embedded derivative is measured using significant unobservable inputs and are classified as Level 3 in the fair value hierarchy. See Note 21 - Fair Value Measurements for further information regarding the fair value measurement of the embedded derivative.

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Interest expense for the Notes consists of the following (in thousands):

	Feb 1, 2025	Feb 3, 2024	Jan 28, 2023
2024 Notes
Coupon interest	$334	$2,711	$6,000
Amortization of debt discount and issuance costs	28	404	838
Total	$362	$3,115	$6,838
Initial 2028 Notes
Coupon interest	$10,313	$8,135	$—
Amortization of debt discount and issuance costs	1,743	1,309	—
Total	$12,056	$9,444	$—
Additional 2028 Notes
Coupon interest	$2,810	$716	$—
Amortization of debt discount and issuance costs	2,986	148	—
Total	$5,796	$864	$—
Convertible Bond Hedge and Warrant Transactions
In April 2023, in connection with the offering of the Initial 2028 Notes, the Company entered into convertible note hedge transactions whereby the Company had the option to purchase a total of approximately 11.1 million shares of its common stock at an initial strike price of approximately $24.70 per share (the “Initial 2028 Bond Hedge”). The total cost of the Initial 2028 Bond Hedge transactions was $51.8 million. In addition, the Company sold warrants whereby the holders of the warrants had the option to purchase a total of approximately 11.1 million shares of the Company’s common stock at an initial strike price of $41.80 per share (the “Initial 2028 Warrants”). The Company received $20.2 million in cash proceeds from the sale of these warrants. Both the number of shares underlying the Initial 2028 Bond Hedge and the Initial 2028 Warrants and the strike price of the instruments are subject to customary adjustments. In accordance with the original terms of the Initial 2028 Bond Hedge confirmations and the Initial 2028 Warrants confirmations, the Company has adjusted the strike prices with respect to the Initial 2028 Bond Hedge and the Initial 2028 Warrants for quarterly dividends exceeding $0.225 per share (approximately $22.12 per share and $37.43 per share as of February 1, 2025, respectively). The purchase of the Initial 2028 Bond Hedge is intended to offset dilution from the conversion of the Initial 2028 Notes to the extent the market price per share of the Company’s common stock exceeds the then-applicable strike price of the Initial 2028 Bond Hedge. The warrant transaction may have a dilutive effect with respect to the Company’s common stock to the extent the market price per share of the Company’s common stock exceeds the then-applicable strike price of the warrants. In April 2023, the Initial 2028 Bond Hedge and the Initial 2028 Warrants were recorded in stockholders’ equity, were not accounted for as derivatives and were not remeasured each reporting period.
Concurrently, in connection with the retirement of $184.9 million in principal amount of the 2024 Notes in April 2023, the Company entered into Partial Termination Agreements with certain financial institutions to unwind a portion of the convertible note hedge transactions and warrant transactions the Company had entered into in connection with the issuance of the 2024 Notes. The terminated portion is in a notional amount corresponding to the amount of exchanged 2024 Notes. As a result, the Company received $7.2 million, which reduced the number of purchase options to approximately 4.6 million shares of common stock at an adjusted strike price of approximately $24.92 per share. Additionally, the Company paid $1.0 million related to terminated warrants, which reduced the number of shares that may be purchased pursuant to the warrants to 4.6 million shares of common stock at an adjusted strike price of approximately $45.31 per share. This transaction resulted in a $6.2 million net increase in paid-in capital in the Company’s consolidated balance sheets as of April 29, 2023. For the remaining portion of the convertible note hedge transactions and warrant transactions entered into in connection with the 2024 Notes, both the number of shares underlying the instruments and the strike price of the instruments were subject to customary adjustments pursuant to their original terms. In accordance with the original terms of the convertible note hedge confirmations and warrant confirmations, the Company had adjusted the strike prices with respect to the convertible note hedges and warrants for quarterly dividends exceeding

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
$0.1125 per share. The remaining convertible note hedges and warrant transactions continued to serve to partially offset the potential dilution arising from the conversion of the 2024 Notes that remained outstanding.
In connection with the exchange of the 2024 Notes in January 2024 and March 2024, the Company purchased incremental bond hedges (the “Additional 2028 Bond Hedge”, together with the Initial 2028 Bond Hedge, the “2028 Bond Hedge”) and sold incremental warrants (the “Additional 2028 Warrants”) with the same terms and conditions as the Initial 2028 Bond Hedge and the Initial 2028 Warrants, each with a notional amount equal to the notional amount of the Additional 2028 Notes. The Company paid premiums of $16.2 million and $6.5 million to purchase the Additional 2028 Bond Hedge in January 2024 and March 2024, respectively, and received $5.8 million and $3.7 million for the issuance of the Additional 2028 Warrants in January 2024 and March 2024, respectively. The Additional 2028 Bond Hedge purchased and the Additional 2028 Warrants issued have terms that are identical to the Initial 2028 Bond Hedge and the Initial 2028 Warrants, except the notional amounts match the number of shares issuable upon conversion of the Additional 2028 Notes. Similarly, in connection with the retirement of $67.1 million and $14.6 million in principal amount of the 2024 Notes in January 2024 and March 2024, respectively, the Company entered into Partial Termination Agreements with certain financial institutions to unwind a portion of the convertible note hedge transactions and warrant transactions the Company had entered into in connection with the issuance of the 2024 Notes. The terminated portion is in a notional amount corresponding to the amount of exchanged 2024 Notes. As a result, the Company received $1.9 million and $1.3 million for the unwind of the convertible bond hedge in January 2024 and March 2024, respectively, and paid $0.1 million and $0.5 million for the unwind of the warrants in January 2024 and March 2024, respectively. These transactions in January 2024 and March 2024 resulted in net increases of $1.8 million and $0.8 million, respectively, in paid-in capital in the Company’s consolidated balance sheets as of May 4, 2024. As a result of the unwind transactions, the convertible note hedge transactions and warrant transactions that remained outstanding had a notional amount of approximately 1.3 million shares of common stock, corresponding to the number of shares into which the remaining 2024 Notes were convertible. In addition, upon maturity of the 2024 Notes in April 2024, the Company exercised the convertible note hedge in connection with the remaining 2024 Notes and there was no outstanding convertible note hedge as of February 1, 2025. The warrant transactions had expired and there were no outstanding warrants as of February 1, 2025.
The Additional 2028 Warrants meet the scope exception for derivatives indexed to and settled in the Company’s own stock. Therefore, the Additional 2028 Warrants are recorded in stockholders’ equity, are not accounted for as derivatives and are not remeasured each reporting period. The Additional 2028 Bond Hedge does not qualify for the scope exception for derivatives indexed to the Company’s own stock because the settlement of the Additional 2028 Bond Hedge is indexed to the same inputs as the settlement of the Additional 2028 Notes which do not qualify for the scope exception. Additionally, in connection with the purchase of the Additional 2028 Bond Hedge, the Initial 2028 Bond Hedge was modified and merged with the Additional 2028 Bond Hedge. The result is that the Initial 2028 Bond Hedge no longer qualifies for the derivative scope exception for contracts indexed to the Company’s own stock. As a result, in January 2024, the Company recognized a derivative asset of $84.7 million for the 2028 Bond Hedge in other assets in the Company’s consolidated balance sheets, of which $16.2 million related to the Additional 2028 Bond Hedge purchased for cash and $68.5 million related to the reclassification of the pre-existing Initial 2028 Bond Hedge, which resulted in an increase of $68.5 million in paid-in capital in the Company’s consolidated balance sheets. The 2028 Bond Hedge is subsequently required to be remeasured to fair value each reporting period with changes in fair value recognized in net earnings (loss).
(12) Stockholders’ Equity
Dividends
The following sets forth the cash dividend declared per share:

	Year Ended
	Feb 1, 2025	Feb 3, 2024	Jan 28, 2023
Cash dividend declared per share	$3.450	$1.125	$0.900

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The 2024 Indenture required an adjustment to the conversion rate and the conversion price of the 2024 Notes for dividends exceeding $0.1125 per share. The 2028 Indenture requires an adjustment to the conversion rate and the conversion price of the 2028 Notes for dividends exceeding $0.225 per share.
On May 24, 2023, the Company announced an increase to its regular quarterly cash dividend from $0.225 to $0.30 per share on the Company’s common stock. On March 20, 2024, the Company announced a special cash dividend of $2.25 per share on the Company’s common stock in addition to the quarterly cash dividend of $0.30 per share. The dividends were paid on May 3, 2024 to shareholders of record as of the close of business on April 17, 2024. In accordance with the terms of the 2028 Indenture, the Company has adjusted the conversion rate and the conversion price of the 2028 Notes for quarterly dividends exceeding $0.225 per share. Corresponding adjustments have been made to the strike prices with respect to the convertible note hedges and the warrants entered into by the Company in connection with the offerings of the 2028 Notes, each of which was decreased in accordance with the terms of the applicable convertible note hedge confirmations and warrant confirmations. Refer to Note 11 - Convertible Senior Notes and Related Transactions for more information. See also Note 24 - Subsequent Events for information regarding the impact of the quarterly dividend announced in April 2025, and payable on May 2, 2025 to shareholders of record as of the close of business on April 16, 2025, on the conversation rate and conversion price of the 2028 Notes and the strike prices with respect to the corresponding convertible note hedges and warrants.
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
Accumulated Other Comprehensive Income (Loss)
The changes in AOCL, net of related income taxes, are (in thousands):

	Foreign Currency Translation Adjustment	Derivative Financial Instruments Designated as Cash Flow Hedges	Defined Benefit Plans	Total
Balance at January 29, 2022	$(135,861)	$7,280	$(6,968)	$(135,549)
Gains arising during the year	6,693	47	3,177	9,917
Reclassification to net earnings for (gains) losses realized	—	(8,911)	470	(8,441)
Net OCL	6,693	(8,864)	3,647	1,476
Balance at January 28, 2023	$(129,168)	$(1,584)	$(3,321)	$(134,073)
Gains (losses) arising during the year	(6,947)	5,451	2,883	1,387
Reclassification to net earnings for (gains) losses realized	—	(4,411)	87	(4,324)
Net OCL	(6,947)	1,040	2,970	(2,937)
Balance at February 3, 2024	$(136,115)	$(544)	$(351)	$(137,010)
Gains (losses) arising during the year	(28,731)	6,853	(1,166)	(23,044)
Reclassification to net earnings for (gains) losses realized	—	991	(133)	858
Net OCL	(28,731)	7,844	(1,299)	(22,186)
Balance at February 1, 2025	$(164,846)	$7,300	$(1,650)	$(159,196)

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Details on reclassifications out of AOCL to net earnings are as follows (in thousands):

	Year Ended			Location of (Gain) Loss Reclassified from AOCL into Earnings
	Feb 1, 2025	Feb 3, 2024	Jan 28, 2023
Derivative financial instruments designated as cash flow hedges:
Foreign exchange currency contracts	$1,297	$(4,392)	$(9,988)	Cost of product sales
Interest rate swap	(212)	(647)	(28)	Interest expense
Less income tax effect	(94)	628	1,105	Income tax expense
Subtotal	991	(4,411)	(8,911)
Defined benefit plans:
Net actuarial loss amortization	(12)	256	615	Other expense
Prior service credit amortization	(161)	(160)	(90)	Other expense
Less income tax effect	40	(9)	(55)	Income tax expense
Subtotal	(133)	87	470
Total reclassifications to net earnings for (gains) losses realized during the year	$858	$(4,324)	$(8,441)
(13) Income Taxes
Intra-Entity Transactions
During fiscal 2022, the Company completed an intra-entity transfer of intellectual property rights from certain U.S. entities to a wholly-owned Swiss subsidiary, more closely aligning the Company’s intellectual property rights with its business operations. This transaction resulted in a taxable gain in the United States. The U.S. taxable gain generated by this intercompany transfer of intellectual property was primarily offset by the recognition of a deferred income tax asset in the Swiss subsidiary.
The intra-entity transfer of intellectual property rights resulted in a U.S. income tax expense of approximately $103 million. The U.S. income tax expense generated by this intercompany transfer of intellectual property was substantially offset by the benefit recorded as a result of the recognition of a deferred income tax asset in the Swiss subsidiary of approximately $92 million. The net impact to the Company’s income tax expense for this transaction was approximately $11 million as of fiscal 2024. The change in the net tax impact for fiscal 2024 from fiscal 2023 is the result of the adjustment made to the effective tax rate applied to the deferred tax asset.
For the intra-entity transfer of the intellectual property rights, the Company made U.S. income tax payments of $107.2 million during fiscal 2022. The Company estimates it will take between ten and 20 years to amortize the Swiss deferred income tax asset.
During fiscal 2024, the Company recognized a one-time net tax benefit of Swiss Franc 33.7 million related to the consolidation of certain business functions into Switzerland that was approved by the Switzerland tax authority during the third quarter of fiscal 2024.
Changes in Income Tax Law
In December 2017, the 2017 Tax Cuts and Jobs Act in the United States (referred to herein as the “Tax Reform”), was enacted into law. The Tax Reform included a one-time mandatory transition tax on accumulated foreign earnings, and as a result of this legislation, the Company recorded a long-term tax liability. As of February 3, 2024 the value of the long-term tax liability was $24.6 million. During fiscal 2025, the Company wrote off the previously recorded liability and the related accrued interest, resulting in a net income tax benefit of $24.6 million. As a result of this transaction, there was no related long-term tax liability as of February 1, 2025.
During calendar year 2019, Switzerland implemented income tax reform (“Swiss tax reform”) that was effective as of January 1, 2020. The Swiss tax reform eliminates certain preferential income tax treatments and includes transitional relief measures which provide for future income tax deductions. During fiscal 2020, the Company recognized a one-time income tax benefit of approximately $8.1 million related primarily to the

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
recognition of a deferred income tax asset associated with the estimated value of an income tax basis step-up of the Company’s Switzerland subsidiary’s assets. During fiscal 2023, the Company recorded a $2.3 million reserve for uncertain income tax positions related to such deferred income tax asset. During fiscal 2024, based on recent developments among European Union tax authorities, the Company wrote off the $8.1 million tax benefit related to the value of the income tax basis step-up of the Company’s Switzerland subsidiary’s assets, resulting in a net income tax expense of $5.8 million.
Income Tax Expense
Income tax expense is summarized as follows (in thousands):

	Year Ended
	Feb 1, 2025	Feb 3, 2024	Jan 28, 2023
Federal:
Current	$(19,879)	$7,876	$8
Deferred	(4,130)	2,270	10,577
State:
Current	1,238	1,546	(1,963)
Deferred	(805)	1,211	85
Foreign:
Current	23,428	30,071	28,844
Deferred	9,843	(17,556)	(1,049)
Total	$9,695	$25,418	$36,502
Actual income tax expense differs from expected income tax expense obtained by applying the statutory federal income tax rate to earnings before income taxes as follows:

	Year Ended
	Feb 1, 2025	Feb 3, 2024	Jan 28, 2023
Computed “expected” tax rate	21.0%	21.0%	21.0%
State taxes, net of federal benefit	6.9%	0.7%	1.1%
Non-deductible permanent differences[1]	12.5%	(1.1%)	1.6%
GILTI	3.5%	2.2%	2.4%
Non-U.S. tax expense versus U.S. federal statutory tax rate[2]	2.3%	(2.7%)	(4.8%)
Subpart F Income	0.3%	0.2%	—%
Unrecognized tax liabilities	0.2%	0.7%	2.5%
Intra-entity intellectual property transfer tax rate difference[3]	—%	3.1%	—%
Tax settlements	—%	0.3%	—%
Basis step up	—%	(13.6%)	—%
Valuation reserve[4]	—%	0.2%	(4.0%)
Share-based compensation	(0.8%)	(0.2%)	(0.2%)
Prior year income tax adjustments	(3.8%)	(0.8%)	(1.2%)
Tax Reform - repatriation tax adjustment[5]	(30.5%)	0.4%	0.4%
Other, net	0.4%	0.4%	(0.4%)
Effective income tax rate	12.0%	10.8%	18.4%
______________________________________________________________________
1Primarily due to the impact in fiscal 2025 of the unrealized loss due to the change in fair value of the derivatives related to the Company’s 2028 Notes and the related convertible note hedge.
2The jurisdictional location of pre-tax income (loss) may represent a significant component of the Company’s effective income tax rate as earnings (loss) in foreign jurisdictions are taxed at rates different from the U.S. statutory income tax rate. These amounts exclude the impact of net changes in valuation allowances, audit and other adjustments related to the Company’s non-U.S. operations, as they are reported separately in the appropriate corresponding line items.

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
3During fiscal 2022, the Company completed an intra-entity transfer of intellectual property rights from a U.S. entity to a wholly-owned Swiss subsidiary, resulting in an income tax rate difference of $4.0 million as of January 29, 2022. The updated rate difference was $11.0 million as of February 3, 2024.
4Amounts relate primarily to the release of the valuation reserve offset by valuation reserves on net operating losses, other deferred income tax assets arising during the respective period in jurisdictions where there have been cumulative net operating losses, limiting the Company’s ability to consider other subjective evidence to continue to recognize the existing deferred income tax assets.
5During fiscal 2025, due to the expiration of the U.S. statute of limitation for the transition tax, the Company released the uncertain tax position reserve for transition tax.
Total income tax expense is allocated as follows (in thousands):

	Year Ended
	Feb 1, 2025	Feb 3, 2024	Jan 28, 2023
Operations	$9,695	$25,418	$36,502
Stockholders’ equity	1,402	627	450
Convertible debt	(14)	(9,378)	(6,207)
Total income tax expense	$11,083	$16,667	$30,745

The income tax effects of the components of OCL are allocated as follows (in thousands):

	Year Ended
	Feb 1, 2025	Feb 3, 2024	Jan 28, 2023
Derivative financial instruments designated as cash flow hedges	$1,306	$37	$(945)
Defined benefit plans	96	590	1,395
Total income tax expense	$1,402	$627	$450
Total earnings before income tax expense and noncontrolling interests are comprised as follows (in thousands):

	Year Ended
	Feb 1, 2025	Feb 3, 2024	Jan 28, 2023
Domestic operations	$(18,412)	$61,157	$45,317
Foreign operations	98,885	174,978	152,729
Earnings before income tax expense and noncontrolling interests	$80,473	$236,135	$198,046

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Deferred Income Taxes
The income tax effects of temporary differences that give rise to significant portions of deferred income tax assets and liabilities are as follows (in thousands):

	Feb 1, 2025	Feb 3, 2024
Deferred income tax assets:
Lease ROU assets	$186,012	$156,689
Intangible assets	70,663	77,354
Net operating losses	42,749	43,849
Goodwill amortization	28,602	34,594
Impairment basis difference	12,705	12,703
Defined benefit plans	11,743	9,620
Inventory valuation	9,446	3,828
Deferred compensation	8,648	7,838
Convertible senior notes hedge transactions	8,249	9,666
Deferred income	2,723	3,614
Sales return and other reserves	2,078	1,691
Uniform capitalization	1,340	840
Accounts receivable reserve	929	1,386
Lease incentives	898	1,233
Accrued bonus	763	1,581
Excess of financial accounting over tax depreciation/amortization	—	1,454
Other, net	19,205	18,200
Total deferred income tax assets	406,753	386,140
Deferred income tax liabilities:
Lease ROU liabilities	(176,680)	(151,871)
Deficit of financial accounting over tax depreciation/amortization	(3,972)	—
Convertible senior notes debt discount	(115)	(128)
Total deferred income tax liabilities	(180,767)	(151,999)
Valuation allowances	(54,168)	(55,231)
Net deferred income tax assets	$171,818	$178,910
Based on the historical earnings of the Company and projections of future taxable earnings in certain jurisdictions, management believes it is more likely than not that the results of operations will not generate sufficient taxable earnings to realize certain net deferred income tax assets. Therefore, the Company has recorded a valuation allowance of $54.2 million as of February 1, 2025, which is a decrease of $1.1 million from fiscal 2024.
As of February 1, 2025, certain of the Company’s operations had net operating loss carryforwards of $43.0 million (income tax effected, not net of uncertain income tax positions), including state/provincial net operating loss carryforwards. These are comprised of $7.5 million (income tax effected, not net of uncertain income tax positions) of net operating loss carryforwards with an unlimited carryforward life and $35.5 million (income tax effected, not net of uncertain income tax positions) of foreign net operating loss carryforwards expiring between fiscal 2026 and fiscal 2044. Based on the historical earnings of these operations, management believes it is more likely than not that some of the operations will not generate sufficient earnings to utilize these net operating losses. The amounts not expected to be realized related to its net operating loss carryforwards are included in the Company’s valuation allowance as of February 1, 2025 and February 3, 2024.
Unrecognized Income Tax Benefit
The Company and its subsidiaries are subject to U.S. federal and foreign income tax, as well as income tax of multiple state and foreign local jurisdictions. From time-to-time, the Company is subject to routine income and other audits on various income tax matters around the world in the ordinary course of business. As of February 1, 2025, no major income tax, and other, audits were ongoing.

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
A reconciliation of the beginning and ending amount of gross unrecognized income tax benefit (excluding interest and penalties) is as follows (in thousands):

	Year Ended
	Feb 1, 2025	Feb 3, 2024	Jan 28, 2023
Beginning balance	$51,643	$56,074	$51,736
Additions:
Income tax positions related to the prior year	891	47	3,954
Income tax positions related to the current year	585	324	454
Reductions:
Income tax positions related to the prior year	(20,933)	(4,046)	(70)
Income tax positions related to the current year	—	(756)	—
Ending balance	$32,186	$51,643	$56,074
The amount of unrecognized income tax benefit as of February 1, 2025 and February 3, 2024 includes $16.2 million and $35.1 million (net of federal benefit on state issues), respectively, which, if ultimately recognized, may reduce our future annual effective income tax rate.
As of February 1, 2025 and February 3, 2024, the Company had $40.3 million and $63.4 million, respectively, of aggregate accruals for uncertain income tax positions, including penalties and interest. This includes an accrual of $20.6 million for the intra-entity transfer of intellectual property rights from certain U.S. entities to a wholly-owned Swiss subsidiary, substantially offset by the related deferred income tax benefit recorded by the Swiss Subsidiary. The Company reviews and updates the estimates used in the accrual for uncertain income tax positions, as appropriate, as more definitive information or interpretations become available from income taxing authorities, and on the completion of income tax audits, the receipt of assessments, expiration of statutes of limitations, or occurrence of other events.
The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company included interest and penalties related to uncertain income tax positions of an income tax benefit of $3.6 million for fiscal 2025, and an income tax expense of $3.4 million and $2.6 million for fiscal 2024 and fiscal 2023, respectively. Total interest and penalties related to uncertain income tax positions was $8.1 million and $11.7 million at February 1, 2025 and February 3, 2024, respectively.
During fiscal 2021, the Company became aware of a foreign withholding income tax regulation that could be interpreted to apply to certain of its previous transactions. The Company currently does not expect its exposure, if any, will have a material impact on its consolidated financial position, results of operations or cash flows.
Indefinite Reinvestment Assertion
The Company has historically considered the undistributed earnings of its foreign subsidiaries to be indefinitely reinvested. As a result of the Tax Reform, the Company had a substantial amount of previously taxed earnings that could be distributed to the United States without additional U.S. taxation. As of February 1, 2025, the Company determined that approximately $300.0 million of such foreign earnings are not indefinitely reinvested. The incremental tax cost to repatriate these earnings to the United States is immaterial. The Company intends to indefinitely reinvest the remaining earnings from the Company’s foreign subsidiaries for which a deferred income tax liability has not already been recorded. The Company continues to evaluate its plans for reinvestment or repatriation of unremitted foreign earnings and regularly reviews its cash positions and determination of indefinite reinvestment of foreign earnings. If the Company determines that all or a portion of such foreign earnings are no longer indefinitely reinvested, the Company may be subject to additional foreign withholding taxes and U.S. state income taxes, beyond the one-time transition tax.
(14) Defined Benefit Plans
The Company maintains defined benefit plans for certain employees primarily in the U.S. and Switzerland. In accordance with authoritative guidance for defined benefit pension and other postretirement plans, an asset for a plan’s overfunded status or a liability for a plan’s underfunded status is recognized in the consolidated balance

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
As a non-qualified pension plan, no dedicated funding of the SERP is required; however, the Company has made periodic payments into insurance policies held in a rabbi trust to fund the expected obligations arising under the non-qualified SERP. The amount of any future payments into the insurance policies, if any, may vary depending on investment performance of the trust. The cash surrender values of the insurance policies were $63.8 million and $63.4 million as of February 1, 2025 and February 3, 2024, respectively, and were included in other assets in the Company’s consolidated balance sheets. As a result of changes in the value of the insurance policy investments, the Company recorded unrealized gains (losses) of $2.2 million, $1.1 million and $(5.7) million in other income (expense) during fiscal 2025, fiscal 2024 and fiscal 2023, respectively.
The Company assumed a discount rate of approximately 5.4% and 4.8% for the years ended February 1, 2025 and February 3, 2024, respectively, as part of the actuarial valuation performed to calculate the projected benefit obligation, based on the timing of cash flows expected to be made in the future to the participants, applied to high quality yield curves. The Company also considers recent updates to the mortality tables and mortality improvement scale published by the Society of Actuaries in developing its best estimate of the expected mortality rates for its plan participants.
Aggregate benefits projected to be paid in the next five fiscal years are approximately $1.9 million in fiscal 2026, $1.9 million in fiscal 2027, $1.9 million in fiscal 2028, $1.8 million in fiscal 2029 and $1.8 million in fiscal 2030. Aggregate benefits projected to be paid in the five fiscal years following fiscal 2030 amount to $17.1 million.
Foreign Pension Plans
In certain foreign jurisdictions, primarily in Switzerland, the Company is required to guarantee the returns on Company-sponsored defined contribution plans in accordance with local regulations. These plans are typically government-mandated defined contribution plans that provide employees with a minimum investment return, and as such, are treated under pension accounting in accordance with authoritative guidance. The minimum investment return for our Swiss pension plan was 1.3% during calendar 2024 and 1.0% during calendar 2023. Under the Swiss pension plan, both the Company and certain of its employees with annual earnings in excess of government determined amounts are required to make contributions into a fund managed by an independent investment fiduciary. The Company’s contributions must be made in an amount at least equal to the employee’s contribution. Minimum employee contributions are based on the respective employee’s age, salary and gender.
As of February 1, 2025 and February 3, 2024, actuarial assumptions used by the Company to calculate the projected benefit obligation and the fair value of the plans assets related to its Swiss pension plan included discount rates of 0.80% and 1.60%, respectively, and expected returns on plan assets of 1.25% and 1.60%, respectively.

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The components of net periodic defined benefit pension cost to AOCL related to the Company’s defined benefit plans are as follows (in thousands):

	SERP	Foreign Pension Plans	Total
	Year Ended February 1, 2025
Service cost	$—	$4,264	$4,264
Interest cost	1,765	1,009	2,774
Expected return on plan assets	—	(865)	(865)
Net amortization of unrecognized prior service credit	—	(161)	(161)
Net amortization of actuarial (gain) loss	(174)	162	(12)
Net periodic defined benefit pension cost	$1,591	$4,409	$6,000

Unrecognized prior service credit charged to comprehensive income (loss)	$—	$(161)	$(161)
Unrecognized net actuarial gain (loss) charged to comprehensive income (loss)	(174)	162	(12)
Net actuarial gain (loss)	3,837	(5,332)	(1,495)
Foreign currency and other adjustments	—	465	465
Related tax impact	(845)	749	(96)
Total periodic defined benefit pension cost and other charges to OCL and AOCL	$2,818	$(4,117)	$(1,299)

	Year Ended February 3, 2024
Service cost	$—	$3,731	$3,731
Interest cost	1,862	913	2,775
Expected return on plan assets	—	(809)	(809)
Net amortization of unrecognized prior service credit	—	(160)	(160)
Net amortization of actuarial loss	—	256	256
Net periodic defined benefit pension cost	$1,862	$3,931	$5,793

Unrecognized prior service credit charged to comprehensive income (loss)	$—	$(160)	$(160)
Unrecognized net actuarial loss charged to comprehensive income (loss)	—	256	256
Net actuarial gain (loss)	4,388	(563)	3,825
Foreign currency and other adjustments	—	(361)	(361)
Related tax impact	(1,014)	424	(590)
Total periodic defined benefit pension cost and other charges to OCL and AOCL	$3,374	$(404)	$2,970

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	SERP	Foreign Pension Plans	Total
	Year Ended January 28, 2023
Service cost	$—	$3,008	$3,008
Interest cost	1,333	221	1,554
Expected return on plan assets	—	(271)	(271)
Net amortization of unrecognized prior service credit	—	(90)	(90)
Net amortization of actuarial loss	17	598	615
Net periodic defined benefit pension cost	$1,350	$3,466	$4,816

Unrecognized prior service credit charged to comprehensive income (loss)	$—	$(90)	$(90)
Unrecognized net actuarial loss charged to comprehensive income (loss)	17	598	615
Net actuarial gain (loss)	6,649	(2,759)	3,890
Foreign currency and other adjustments	—	627	627
Related tax impact	(1,547)	152	(1,395)
Total periodic defined benefit pension cost and other charges to OCL and AOCL	$5,119	$(1,472)	$3,647
The amounts included in AOCL, before income tax, that have not yet been recognized in net periodic defined benefit pension cost are as follows (in thousands):

	Feb 1, 2025			Feb 3, 2024
	SERP	Foreign Pension Plans	Total	SERP	Foreign Pension Plans	Total
Unrecognized prior service credit	$—	$(52)	$(52)	$—	$(67)	$(67)
Unrecognized net actuarial (gain) loss	(10,215)	9,632	(583)	(6,544)	4,737	(1,807)
Total included in AOCL	$(10,215)	$9,580	$(635)	$(6,544)	$4,670	$(1,874)
The funded status of the Company’s defined benefit plans and the amounts recognized in the Company’s consolidated balance sheets are summarized as follows (in thousands):

	Feb 1, 2025			Feb 3, 2024
	SERP	Foreign Pension Plans	Total	SERP	Foreign Pension Plans	Total
Projected benefit obligation	$(33,751)	$(65,253)	$(99,004)	$(37,730)	$(56,260)	$(93,990)
Plan assets at fair value[1]	—	53,479	53,479	—	49,433	49,433
Net liability[2]	$(33,751)	$(11,774)	$(45,525)	$(37,730)	$(6,827)	$(44,557)
______________________________________________________________________
1The SERP is a non-qualified pension plan and hence the insurance policies are not considered to be plan assets. Accordingly, the table above does not include the insurance policies with cash surrender values of $63.8 million and $63.4 million as of February 1, 2025 and February 3, 2024, respectively.
2The net liability was included in accrued expenses and other long-term liabilities in the Company’s consolidated balance sheets depending on the expected timing of payments.

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
A reconciliation of the changes in the projected benefit obligation is as follows (in thousands):

	SERP	Foreign Pension Plans	Total
Balance at January 28, 2023	$42,367	$47,366	$89,733
Service cost	—	3,731	3,731
Interest cost	1,862	913	2,775
Actuarial gains	(4,395)	(750)	(5,145)
Contributions by plan participants	—	4,549	4,549
Payments	(2,066)	(2,062)	(4,128)
Foreign currency and other adjustments	(38)	2,513	2,475
Balance at February 3, 2024	$37,730	$56,260	$93,990
Service cost	—	4,264	4,264
Interest cost	1,765	1,009	2,774
Actuarial (gains) losses	(3,837)	4,563	726
Contributions by plan participants	—	5,345	5,345
Payments	(1,907)	(3,311)	(5,218)
Foreign currency and other adjustments	—	(2,877)	(2,877)
Balance at February 1, 2025	$33,751	$65,253	$99,004
The SERP is a non-qualified pension plan and hence the insurance policies are not considered to be plan assets. Accordingly, the table below does not include the insurance policies with cash surrender values of $63.8 million and $63.4 million as of February 1, 2025 and February 3, 2024, respectively. A reconciliation of the changes in plan assets for the Company’s foreign pension plans is as follows (in thousands):

Plan Assets
Balance at January 28, 2023	$41,193
Actual return on plan assets	(504)
Contributions by employer	4,144
Contributions by plan participants	4,549
Payments	(2,062)
Foreign currency and other adjustments	2,113
Balance at February 3, 2024	$49,433
Actual return on plan assets	98
Contributions by employer	4,562
Contributions by plan participants	5,345
Payments	(3,311)
Foreign currency and other adjustments	(2,648)
Balance at February 1, 2025	$53,479
(15) Related Party Transactions
The Company and its subsidiaries periodically enter into transactions with certain entities (the “Marciano Entities”) that are owned by or for the respective benefit of Paul Marciano, who is an executive and member of the Board of Directors of the Company, and Maurice Marciano, who is the brother of Paul Marciano and was a member of the Board of Directors until his retirement in September 2023.
Leases
The Company leases warehouse and administrative facilities from certain of the Marciano Entities. There were four of these leases in effect as of February 1, 2025 with expiration or option exercise dates ranging from calendar years 2025 to 2030, including two leases with respect to the Company’s North American corporate offices in Los Angeles, California (the “Los Angeles Location”), a lease for the Company’s Canadian warehouse and administrative facility in Montreal, Quebec (the “Montreal Location”) and a lease for the Company’s showroom and office space in Paris, France (the “Paris Location”).

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
In August 2023, the Company (through a wholly-owned Canadian subsidiary) entered into a three-year lease extension through August 2026 with respect to the Montreal Location. All other material terms in the previously existing lease for the Montreal Location (including base rent of approximately CAD$0.6 million ($0.4 million) per year) remain the same.
In April 2025, the Company entered into a 12-year lease extension through September 2037 with respect to the Los Angeles Location, providing for an aggregate annual rent of approximately $7.6 million for the first lease year of the renewal term, subject to an annual 2.0% increase each year thereafter, and removing the Company’s right to reduce the amount of rented space. All other material terms in the previously existing lease for the Los Angeles Location remain the same.
In April 2025, the Company entered into an additional lease agreement for a second showroom in Paris, to be used primarily for rag & bone and the Company’s handbags business (the “Second Paris Location”). The Marciano Entities have a 66.7% ownership interest in the Second Paris Location, with each of Mr. Maurice Marciano and Mr. Paul Marciano having a 33.3% ownership interest. The lease term is ten years for an annual rent of €450,000 per year.
Aggregate lease costs recorded under the leases for the Los Angeles Location were $7.7 million, $7.5 million and $7.3 million for fiscal 2025, fiscal 2024 and fiscal 2023, respectively. The Marciano Entities have a 100% ownership interest in the Los Angeles Location, with Mr. Maurice Marciano having a 56.3% ownership interest and Mr. Paul Marciano having a 43.7% ownership interest. Accordingly, Mr. Maurice Marciano’s interest in the lease amounts for the Los Angeles Location were $4.3 million, $4.2 million and $4.1 million for fiscal 2025, fiscal 2024 and fiscal 2023, respectively, and Mr. Paul Marciano’s interest in the lease amounts for the Los Angeles Location were $3.4 million, $3.3 million and $3.2 million for fiscal 2025, fiscal 2024 and fiscal 2023, respectively.
Aggregate lease costs recorded under the lease for the Montreal Location were $0.4 million for each of fiscal 2025, fiscal 2024 and fiscal 2023. The Marciano Entities have a 100% ownership interest in the Montreal Location, with each of Mr. Maurice Marciano and Mr. Paul Marciano having a 50% ownership interest. Accordingly, the interests in the lease amounts for the Montreal Location for each of Mr. Maurice Marciano and Mr. Paul Marciano were $0.2 million for each of fiscal 2025, fiscal 2024 and fiscal 2023.
Aggregate lease costs recorded under the lease for the Paris Location were $1.3 million, $1.2 million and $1.2 million for fiscal 2025, fiscal 2024 and fiscal 2023, respectively. The Marciano Entities have a 66.7% ownership interest in the Paris Location, with each of Mr. Maurice Marciano and Mr. Paul Marciano having a 33.3% ownership interest. Accordingly, the interests in the lease amounts for the Paris Location for each of Mr. Maurice Marciano and Mr. Paul Marciano were $0.4 million for each of fiscal 2025, fiscal 2024 and fiscal 2023.
The Company believes that the terms of the related party leases are no less favorable to the Company than would have been available from unaffiliated third parties. Refer to Note 10 - Lease Accounting for more information on lease commitments.
Aircraft Arrangements
The Company periodically charters aircraft owned by certain of the Marciano Entities through informal arrangements with such Marciano Entities and independent third-party management companies contracted by such Marciano Entities to manage their aircraft. The Marciano Entities have a 100% ownership interest in the aircraft, with each of Mr. Maurice Marciano and Mr. Paul Marciano having a 50% ownership interest. The total fees paid by the Company to the independent third-party management companies under these arrangements for fiscal 2025, fiscal 2024 and fiscal 2023 were approximately $3.0 million, $3.8 million and $3.1 million, respectively. The approximate dollar value of the amount of each of Mr. Maurice Marciano’s and Mr. Paul Marciano’s interest in these transactions was $1.4 million, $1.4 million and $1.2 million for fiscal 2025, fiscal 2024 and fiscal 2023, respectively. The Company believes that the terms of the charter arrangements are no less favorable to the Company than would have been available from unaffiliated third parties.

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
In fiscal 2021, the Company provided the Footwear Company with a $2.0 million revolving credit facility at an annual interest rate of 2.75% and a maturity date of November 2023. In October 2023, the Company and the Footwear Company amended the revolving credit facility to extend the term by three years to November 30, 2026 and to adjust the interest rate, effective December 1, 2023, to a floating rate equal to the one-month term SOFR plus 1.75% per annum. As of February 1, 2025 and February 3, 2024, the Company had a note receivable of $1.4 million and $0.6 million, respectively, included in other assets in its consolidated balance sheets related to outstanding borrowings by the Footwear Company under this revolving credit facility.
In May 2022, the Company entered into a Fulfillment Services Agreement with the Footwear Company under which the Company provides certain fulfillment services for the Footwear Company’s U.S. wholesale and e-commerce businesses from the Company’s U.S. distribution center on a cost-plus 5% basis. The Footwear Company also pays rent to the Company for the use of a small office space in the Company’s Los Angeles Location. In June 2022, the Company (through a wholly-owned Swiss subsidiary) entered into a Distributorship Agreement with the Footwear Company under which the Company was designated as the exclusive distributor (excluding e-commerce) for the Footwear Company in the European Union and other specified countries. The Distributorship Agreement provided for (i) the Company to receive a 35% discount from the Footwear Company’s wholesale prices, (ii) no minimum sales requirements or advertising spending requirements for the Company; (iii) an initial 15-month term with annual renewals thereafter, and (iv) other standard terms and conditions for similar arrangements. In May 2023, the Distributorship Agreement was amended to (i) reflect a reduction in the amount of sales services to be performed by the Company, (ii) revise the wholesale discount to 22% and (iii) provide an annual 2% advertising commitment by the Company. During fiscal 2025, the Company received less than $4,000 in fees with respect to the U.S. fulfillment services and approximately $13,000 in fees with respect to office rent, and the Company paid approximately $403,000 related to the Distribution Agreement. During fiscal 2024, the Company received approximately $14,500 in fees with respect to the U.S. fulfillment services and approximately $16,500 in fees with respect to office rent, and the Company paid approximately $167,500 related to the Distribution Agreement. During fiscal 2023, the Company received less than $5,000 in fees with respect to the U.S. fulfillment services and approximately $17,000 in fees with respect to office rent, and the Company paid less than $5,000 related to the Distribution Agreement.
Vendor Purchases
The Company purchases faux fur products from a privately-held fashion accessories company (the “Fashion Company”). The Marciano Entities have a 16% ownership interest in the Fashion Company, with each of Mr. Maurice Marciano and Mr. Paul Marciano having an 8% ownership interest. In addition, Carlos Alberini, Chief Executive Officer of the Company, has a 4% ownership interest in the Fashion Company. The total payments made by the Company to the Fashion Company were approximately $3.1 million, $3.7 million and $6.8 million during fiscal 2025, fiscal 2024 and fiscal 2023, respectively. Based on their respective ownership interests in the Fashion Company, the approximate dollar value of the amount of each individual’s interest in these transactions were approximately (i) for each of Mr. Maurice Marciano and Mr. Paul Marciano, $0.2 million, $0.3 million and $0.5 million for fiscal 2025, fiscal 2024 and fiscal 2023, respectively, and (ii) for Mr. Alberini, $0.1 million, $0.1 million and $0.3 million for fiscal 2025, fiscal 2024 and fiscal 2023, respectively. The Company believes that the price paid by the Company for the Fashion Company’s products and the terms of the transactions between the Company and the Fashion Company have not been affected by this passive investment of Messrs. Marciano and Mr. Alberini in the Fashion Company.

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
Charitable Donations
The Company has periodically made donations to Smile Project, a charitable organization of which director Elsa Michael is co-founder and president, consisting of monetary donations made through Guess Foundation (Italy) and product donations made by one of the Company’s European subsidiaries. Ms. Michael does not receive any compensation in connection with her work with Smile Project. The total amount of donations made by the Company to Smile Project during the fiscal 2025 were approximately $124,000, consisting of product donations valued at $102,000 and monetary donations of $22,000. The total amount of donations made by the Company to Smile Project during the fiscal 2024 were approximately $505,000, consisting of a product donation valued at $483,000 and monetary donations of $22,000.
(16) Commitments and Contingencies
Purchase Commitments
Inventory purchase commitments as of February 1, 2025 were $255.4 million. These purchase commitments can be impacted by various factors, including the scheduling of market weeks, the timing of issuing orders, the timing of the shipment of orders and currency fluctuations.
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
Investment Commitments
As of February 1, 2025, the Company had an unfunded commitment to invest €3.6 million ($3.7 million) in certain private equity funds. Refer to Note 21 - Fair Value Measurements for further information.
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
The Company has received customs tax assessment notices from the Italian Customs Agency (“ICA”) regarding its customs tax audit of one of the Company’s European subsidiaries for the period from July 2010

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
through December 2012. Such assessments totaled €9.8 million ($10.2 million), including potential penalties and interest through such assessment dates. The Company strongly disagreed with the ICA’s positions and therefore filed appeals with the Milan First Degree Tax Court (“MFDTC”). Those appeals were split into a number of different cases that were then heard by different sections of the MFDTC. The MFDTC ruled in favor of the Company on all of these appeals. The ICA subsequently appealed €9.7 million ($10.0 million) of these favorable MFDTC judgments with the Appeals Court. As of February 1, 2025, €8.5 million ($8.8 million) have been decided in favor of the Company and €1.2 million ($1.2 million) have been decided in favor of the ICA. The Company believes that the unfavorable Appeals Court ruling is incorrect and inconsistent with the prior rulings on similar matters by both the MFDTC and other judges within the Appeals Court and has appealed the decision to the Supreme Court. The ICA has appealed most of the favorable Appeals Court rulings to the Supreme Court. As of February 1, 2025, of the cases that have been appealed to the Supreme Court, €1.5 million ($1.6 million) have been decided in favor of the Company based on the merits of the case and €0.2 million ($0.2 million) have been remanded back to the lower court for further consideration. There can be no assurances the Company will be successful in the remaining appeals. It also continues to be possible that the Company will receive similar or even larger assessments for periods subsequent to December 2012 or other claims or charges (including additional interest amounts) related to the matter in the future. Although the Company believes that it has a strong position and will continue to vigorously defend this matter, it is unable to predict with certainty whether or not these efforts will ultimately be successful or whether the outcome will have a material impact on the Company’s financial position, results of operations or cash flows.
On January 11, 2022, Legion Partners Holdings, LLC (“Legion”), a stockholder of the Company’s common stock, sent two letters to the Board of Directors of Guess (the “Board”). One letter sought books and records pursuant to Section 220 of the Delaware General Corporation Law (the “220 Demand”) to purportedly investigate potential breaches of fiduciary duties by the Board in connection with the Board’s renomination of Mr. Maurice Marciano to the Board and certain related party transactions. The second letter demanded that the Board take action to cause the Company to investigate and commence legal proceedings for breach of fiduciary duty claims the Company may have in connection with alleged misconduct of Mr. Paul Marciano, the Board’s oversight of and response to such alleged misconduct, and the Board’s review and approval of certain related-party transactions (the “Litigation Demand”). On January 31, 2022, the Company responded to both letters informing Legion that the Company was reviewing the formation of a committee in response to the Litigation Demand and detailing the deficiencies with the 220 Demand under Delaware law, including that Legion failed to state a proper purpose and that the scope of Legion’s requested books and records was overbroad. The Company subsequently formed a Demand Review Committee, which engaged in a review of the matters detailed in the Litigation Demand.
On April 14, 2022, the Employees Retirement System of Rhode Island (“ERSRI”), a stockholder of the Company’s common stock, sent a 220 Demand to the Company to purportedly investigate potential breaches of fiduciary duties by the Board in connection with alleged misconduct of Mr. Paul Marciano, the Board’s oversight of and response to such alleged misconduct, and the Board’s review and approval of certain related-party transactions. The Company responded to the letter on April 19, 2022, negotiated a Confidentiality Agreement, and completed its production of books and records to ERSRI.
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
On September 29, 2023, the Company and all defendants in the ERSRI action entered into a Stipulation and Agreement of Compromise, Settlement, and Release (the “Stipulation”), which was approved by the Court on

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
January 4, 2024 and resolved all claims asserted against all defendants in the ERSRI action without any admission or finding of wrongdoing attributed to them personally or to the Company. Under the terms of the Stipulation, the Company is in the process of implementing certain governance and compliance enhancements. Pursuant to the Stipulation, the Company has appointed two new independent directors to the Board, including one selected by ERSRI and mutually agreed to by the Company. The governance enhancements also include the establishment of a Diversity, Equity, and Inclusion Council (the “DEI Council”), which will be comprised of the aforementioned new independent director selected by ERSRI and two consultants, including one consultant to be selected by ERSRI. Once formed, the DEI Council will report directly to the Board and be responsible for overseeing the development and implementation of the Company’s policies and procedures related to harassment, discrimination and retaliation, including, in certain circumstances, having the authority to conduct investigations and to recommend disciplinary action, up to and including termination, of senior executives or Board members found to have engaged in misconduct. The DEI Council will also be responsible for overseeing a commitment that was added to the Company’s Governance Guidelines regarding the Company’s measures to prevent and respond to sexual harassment and discrimination. The Stipulation also includes certain agreements by Mr. Paul Marciano relating to meetings or activities with current or prospective Company models. In addition to the governance enhancements, pursuant to the Stipulation, (a) the defendants in the ERSRI action caused the Company to receive (i) a payment of $22 million upon Court approval of the settlement, and (ii) the right to receive an additional payment of $8 million contingent on the recovery from the insurers currently being sought by the Company and the insureds in pending litigation against the insurers, and (b) the Company paid an attorney’s fee award to ERSRI’s counsel. The $22 million received by the Company and the related attorney’s fee award under the terms of the Stipulation was accounted for by the Company when approved by the Court.
On February 16, 2023, Legion filed a stockholder derivative lawsuit styled Legion Partners Holdings, LLC, derivatively on behalf of Guess?, Inc. v. Paul Marciano, et al. in the Court of Chancery of the State of Delaware against the Company, as the nominal defendant, Mr. Paul Marciano and other members of the Board, alleging breach of fiduciary duties relating to the continued service of Mr. Paul Marciano to the Company following the prior allegations described in the ERSRI stockholder derivative lawsuit. Legion sought monetary damages and possible injunctive relief. On March 15, 2023, the Company moved for a more definite statement and moved to dismiss or stay the action. On May 9, 2023, Legion voluntarily dismissed the claims against Mr. Paul Marciano without prejudice. On April 3, 2024, based on the settlement of the derivative suit with ERSRI, as described above, the Court dismissed Legion action with prejudice.
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
On July 30, 2024, the Company received a letter from an individual seeking to settle certain claims against Mr. Paul Marciano, Mr. Maurice Marciano, certain current and former members of the Board, the Company’s former Chief Executive Officer and the Company. The letter provided notice of several potential claims based on allegations that the individual was treated improperly by Mr. Paul Marciano while discussing a prospective modeling opportunity between 2015 and 2016. No complaint has been filed with respect to the allegations in the July 2024 letter and counsel representing plaintiff has withdrawn from such representation.
Redeemable Noncontrolling Interests
The Company is party to a put arrangement with respect to the common securities that represent the remaining noncontrolling interest for its majority-owned subsidiary, Guess Brasil Comércio e Distribuição S.A. (“Guess Brazil”). The put arrangement for Guess Brazil, representing 40% of the total outstanding equity interest of that subsidiary, may be exercised at the discretion of the noncontrolling interest holder by providing written

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
notice to the Company every third anniversary beginning in March 2019, subject to certain time restrictions. The redemption value of the Guess Brazil put arrangement is based on a multiple of Guess Brazil’s earnings before interest, taxes, depreciation and amortization subject to certain adjustments and is classified as a redeemable noncontrolling interest outside of permanent equity in the Company’s consolidated balance sheets. As of February 1, 2025 and February 3, 2024, the carrying value of the redeemable noncontrolling interest related to Guess Brazil was $0.4 million and $0.5 million, respectively.
The Company (through a wholly-owned European subsidiary) was previously party to a put arrangement with respect to the securities that represented the remaining noncontrolling interest for its majority-owned Russian subsidiary, Guess? CIS, LLC (“Guess CIS”), which was established through a majority-owned joint venture during fiscal 2016. The put arrangement for Guess CIS (the “Put Option”), representing 30% of the total outstanding equity interest of that subsidiary, was exercisable at the sole discretion of the noncontrolling interest holder (the “Minority Holder”) by providing written notice to the Company through December 31, 2025. The redemption value of the Put Option was based on a multiple of Guess CIS’s earnings before interest, taxes, depreciation and amortization subject to certain adjustments and was classified as a redeemable noncontrolling interest outside of permanent equity in the Company’s consolidated balance sheets.
In November 2022, the Minority Holder exercised the Put Option, triggering a contractual obligation for the Company to purchase the Minority Holder’s 30% interest in Guess CIS. Following a comprehensive review of the various economic sanctions imposed by the U.S. and European governments with respect to Russia, and obtaining guidance from the U.S. Department of the Treasury’s Office of Foreign Assets Control, the Company determined that its acquisition of the Minority Holder’s 30% interest in Guess CIS pursuant to the Company’s pre-sanctions contractual obligation to fulfill the Minority Holder’s exercise of the Put Option was not prohibited by current economic sanctions, including the U.S. ban on new investment in Russia. As such, following the exercise of the Put Option by the Minority Holder, the Company and the Minority Holder entered into an agreement to proceed with the Company’s acquisition of the Minority Holder’s 30% interest in Guess CIS for a purchase price of €8.0 million, subject to the formal approval of the acquisition by the relevant Russian government commission and certain other customary conditions. This formal approval was received, and the purchase was completed in May 2023. As a result of this transaction, there was no redeemable noncontrolling interest related to Guess CIS as of both February 1, 2025 and February 3, 2024.
A reconciliation of the total carrying amount of redeemable noncontrolling interests is (in thousands):

	Year Ended
	Feb 1, 2025	Feb 3, 2024
Beginning balance	$522	$9,154
Foreign currency translation adjustment	(154)	(51)
Purchase of redeemable noncontrolling interest	—	(8,581)
Ending balance	$368	$522
(17) Savings Plans
The Company has established the Guess?, Inc. Savings Plan (the “Savings Plan”) under Section 401(k) of the Internal Revenue Code. Under the Savings Plan, employees (“associates”) may contribute up to 100% of their compensation per year subject to the elective limits as defined by IRS guidelines, and the Company may make matching contributions in amounts not to exceed 3.0% of the associates’ annual compensation. Investment selections consist of mutual funds and do not include any of the Company’s common stock. The Company’s contributions to the Savings Plan amounted to $2.7 million, $2.1 million and $2.0 million for fiscal 2025, fiscal 2024 and fiscal 2023, respectively.
Effective January 1, 2006, the Company adopted a Non-Qualified Deferred Compensation Plan (the “DCP”). Under the DCP, select employees who satisfy certain eligibility requirements and members of the Board of Directors may make annual irrevocable elections to defer a portion of their base compensation and/or bonuses. The deferred amounts and earnings thereon are payable to participants at specified future distribution dates, upon termination of employment, retirement, disability, death or change in control of the Company, in a lump sum or

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
installments, pursuant to elections under the rules of the DCP. The participants of the DCP have an unsecured contractual commitment by the Company to pay the amounts due under the DCP. The deferred compensation liability as of February 1, 2025 and February 3, 2024 was $19.0 million and $17.2 million, respectively, and was included in accrued expenses and other long-term liabilities in the Company’s consolidated balance sheets depending on the expected timing of payments. The Company has purchased corporate-owned life insurance, which is held in a rabbi trust, to offset this liability. The assets held in the rabbi trust are not available for general corporate purposes except in the event of bankruptcy of the Company. As of February 1, 2025 and February 3, 2024, the long-term asset was $20.0 million and $17.6 million, respectively. All earnings and expenses of the rabbi trust are reported in the Company’s consolidated statements of income in other income (expense). The Company incurred unrealized gains (losses) of $2.4 million, $1.4 million and $(0.4) million for fiscal 2025, fiscal 2024 and fiscal 2023, respectively, related to the change in the value of the insurance policy investments.
(18) Segment Information
The Company’s reportable business segments and respective accounting policies of the segments are the same as those described in Note 1 - Description of the Business and Summary of Significant Accounting Policies and Practices. The Company’s Chief Executive Officer is the CODM. The CODM evaluates segment performance based primarily on net revenue and earnings (loss) from operations before corporate performance-based compensation costs, asset impairment charges, net gains (losses) on lease modifications, separation charges, transaction costs, restructuring charges, gain on sale of assets, and certain non-recurring credits (charges), if any. All intercompany revenues are eliminated in consolidation and are not reviewed when evaluating segment performance. Corporate overhead, asset impairment charges, net gains from lease modifications, interest income, interest expense and other income (expense) are evaluated on a consolidated basis and not allocated to the Company’s business segments. The CODM does not evaluate performance or allocate resources based on segment asset data, and therefore total segment assets are not presented. The CODM does not review any information regarding total assets on a reportable segment basis. On April 2, 2024, the Company completed the rag & bone acquisition and has integrated rag & bone into its existing segments.

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Segment information is summarized as follows (in thousands):

	Year Ended Feb 1, 2025
	Europe	Americas Retail	Americas Wholesale	Asia	Licensing	Total
Product sales[1]	$1,529,380	$753,052	$325,998	$262,465	$—	$2,870,895
Net royalties	—	—	—	—	124,378	124,378
Net revenue	1,529,380	753,052	325,998	262,465	124,378	2,995,273
Less[2]:
Cost of sales[3]	636,053	286,913	201,488	113,475	—	1,237,929
Store occupancy expense	179,267	153,206	—	52,109	—	384,582
Advertising expense[4]	33,182	23,530	2,882	5,257	5,899	70,750
Selling and merchandise expense	152,475	35,704	13,550	27,909	—	229,638
Store selling expense	152,710	152,891	—	27,411	—	333,012
General and administrative expense	106,746	50,565	26,600	18,563	520	202,994
Distribution expense	71,861	7,283	11,264	5,590	—	95,998
Other segment items[5]	51,521	35,525	4,415	10,007	2,303	103,771
Total segment earnings from operations	145,565	7,435	65,799	2,144	115,656	336,599

Reconciliation of segment earnings:
Separation charges[6]						(7,075)
Asset impairment charges						(6,624)
Net gains on lease modifications						718
Gain on sale of assets						13,781
Interest expense						(30,067)
Interest income						12,038
Loss on extinguishment of debt						(1,952)
Other expense, net						(73,359)
Unallocated corporate overhead expense[4]						(163,586)
Earnings before income tax expense						$80,473

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year Ended Feb 3, 2024
	Europe	Americas Retail	Americas Wholesale	Asia	Licensing	Total
Product sales[1]	$1,475,604	$710,908	$199,903	$276,867	$—	$2,663,282
Net royalties	—	—	—	—	113,248	113,248
Net revenue	1,475,604	710,908	199,903	276,867	113,248	2,776,530
Less[2]:
Cost of sales[3]	625,032	273,096	115,602	118,656	—	1,132,386
Store occupancy expense	169,841	127,693	—	53,857	—	351,391
Advertising expense[4]	19,455	8,615	987	7,088	5,416	41,561
Selling and merchandise expense	139,162	25,189	8,263	24,251	—	196,865
Store selling expense	137,024	142,416	—	31,158	—	310,598
General and administrative expense	97,473	38,605	13,615	18,816	—	168,509
Distribution expense	65,801	7,625	5,402	4,964	—	83,792
Other segment items[5]	50,090	30,840	1,631	10,180	2,183	94,924
Total segment earnings from operations	171,726	56,829	54,403	7,897	105,649	396,504

Reconciliation of segment earnings:
Asset impairment charges						(6,887)
Net gains on lease modifications						1,662
Interest expense						(21,816)
Interest income						12,100
Loss on extinguishment of debt						(12,351)
Other expense, net						(5,075)
Unallocated corporate overhead expense[4]						(128,002)
Earnings before income tax expense						$236,135

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year Ended Jan 28, 2023
	Europe	Americas Retail	Americas Wholesale	Asia	Licensing	Total
Product sales[1]	$1,380,790	$758,100	$206,208	$238,815	$—	$2,583,913
Net royalties	—	—	—	—	103,437	103,437
Net revenue	1,380,790	758,100	206,208	238,815	103,437	2,687,350
Less[2]:
Cost of sales[3]	608,527	289,875	134,238	102,880	—	1,135,520
Store occupancy expense	156,633	124,732	—	54,846	—	336,211
Advertising expense[4]	18,422	10,486	934	6,256	8,212	44,310
Selling and merchandise expense	127,966	24,505	6,094	19,146	—	177,711
Store selling expense	117,916	143,230	—	28,446	—	289,592
General and administrative expense	79,979	39,751	9,270	17,857	692	147,549
Distribution expense	65,329	8,494	7,646	4,742	—	86,211
Other segment items[5]	46,389	29,843	1,760	9,453	2,416	89,861
Total segment earnings (loss) from operations	159,629	87,184	46,266	(4,811)	92,117	380,385

Reconciliation of segment earnings (loss):
Asset impairment charges						(9,544)
Net gains on lease modifications						2,267
Interest expense						(13,190)
Interest income						2,885
Other expense, net						(39,822)
Unallocated corporate overhead expense[4]						(124,935)
Earnings before income tax expense						$198,046
______________________________________________________________________
1All intercompany revenues are eliminated in consolidation and are not reviewed when evaluating segment performance.
2The significant expense categories and amounts align with the segment-level information that is regularly provided to the Company's CODM. All intercompany expenses are eliminated in consolidation and are not reviewed when evaluating segment performance.
3Cost of sales represents the cost of product sales excluding store occupancy expense, buying department expense, and retail occupancy distribution expense.
4In fiscal 2025, the Company incurred a total of $96.9 million in advertising expenses, with $70.8 million allocated within the Company's segments and $26.1 million included in unallocated corporate overhead expense. In fiscal 2024, the Company incurred a total of $49.9 million in advertising expenses, with $41.6 million allocated within the Company's segments and $8.3 million included in unallocated corporate overhead expense. In fiscal 2023, the Company incurred a total of $51.5 million in advertising expenses, with $44.3 million allocated within the Company's segments and $7.2 million included in unallocated corporate overhead expense.
5Other segment items for each reportable segment include: buying department expense, retail occupancy distribution expense, design expense, loss on equity method investment and stock compensation.
6Separation charges related to the transition of the operation of our U.S. distribution center, which was formerly owner-operated, to a third-party logistics provider.

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Depreciation and amortization by segment are summarized as follows (in thousands):

	Year Ended
	Feb 1, 2025	Feb 3, 2024	Jan 28, 2023
Europe	$34,511	$34,670	$32,023
Americas Retail	18,677	14,964	17,267
Americas Wholesale	3,705	1,004	1,211
Asia	4,383	4,365	4,529
Corporate overhead	6,918	6,346	6,437
Total depreciation and amortization	$68,194	$61,349	$61,467
Capital expenditures by segment is summarized as follows (in thousands):

	Year Ended
	Feb 1, 2025	Feb 3, 2024	Jan 28, 2023
Europe	$43,584	$38,153	$51,265
Americas Retail	23,600	20,429	23,149
Americas Wholesale	9,740	600	4,039
Asia	4,760	4,616	3,932
Corporate overhead	4,405	10,409	7,118
Total capital expenditures	$86,089	$74,207	$89,503
The below presents information regarding geographic areas in which the Company operated. Net revenue is classified primarily based on the country where the Company’s customer is located (in thousands):

	Year Ended
	Feb 1, 2025	Feb 3, 2024	Jan 28, 2023
Net Product Sales:
U.S.	$793,461	$617,009	$673,868
Italy	311,507	312,908	289,170
Germany	209,059	198,664	187,888
Spain	165,247	161,377	150,045
South Korea	153,406	171,819	140,449
Canada	137,072	158,521	175,485
Other foreign countries	1,101,143	1,042,984	967,008
Total product sales	2,870,895	2,663,282	2,583,913
Net royalties	124,378	113,248	103,437
Net revenue	$2,995,273	$2,776,530	$2,687,350
The Company’s long-lived assets by geographic location are as follows (in thousands):

	Feb 1, 2025	Feb 3, 2024
U.S.	$368,533	$259,055
Italy	137,153	138,572
Germany	72,876	46,562
Spain	92,852	104,552
South Korea	11,093	14,998
Canada	29,730	28,606
Other foreign countries	433,761	380,452
Total long-lived assets	$1,145,998	$972,797

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(19) Earnings Per Share
The computation of basic and diluted net earnings per common share attributable to common stockholders is (in thousands, except per share data):

	Year Ended
	Feb 1, 2025	Feb 3, 2024	Jan 28, 2023
Net earnings attributable to Guess?, Inc.	$60,423	$198,199	$149,610
Less net earnings attributable to nonvested restricted stockholders	893	2,369	1,405
Net earnings attributable to common stockholders	59,530	195,830	148,205
Remove expenses (income) related to the Notes[1]	(6,779)	19,691	4,896
Net earnings attributable to common stockholders used in diluted computations	$52,751	$215,521	$153,101

Weighted average common shares used in basic computations	51,769	53,329	56,484
Effect of dilutive securities:
Stock options and restricted stock units	1,095	1,332	1,639
The Notes	15,730	15,121	11,964
Weighted average common shares used in diluted computations	68,594	69,782	70,087
Net earnings per common share attributable to common stockholders:
Basic	$1.15	$3.67	$2.62
Diluted	$0.77	$3.09	$2.18
______________________________________________________________________
1Expenses (income) related to the Notes include interest expenses, loss on extinguishment of debt and gain (loss) on fair value remeasurement for embedded derivative, net of associated income tax effect.
Certain potentially dilutive common stock, including certain equity awards granted that were outstanding as well as shares issuable under convertible senior notes, are not included in the computation of diluted weighted average common shares and potential common shares outstanding if their effect would have been antidilutive. Antidilutive shares excluded from the computation of diluted weighted average common shares and potential common shares outstanding are:

	Year Ended
	Feb 1, 2025	Feb 3, 2024	Jan 28, 2023
Stock options and restricted stock units[1]	432,594	787,845	1,240,937
The Notes (as converted)	89,036	—	—
Total	521,630	787,845	1,240,937
______________________________________________________________________
1For fiscal 2025, fiscal 2024 and fiscal 2023, potentially dilutive shares were excluded because the assumed proceeds resulted in these awards being antidilutive.
Additionally, the Company excluded 813,841, 313,648 and 484,365 nonvested stock units which were subject to the achievement of performance-based or market-based vesting conditions from the computation of diluted weighted average common shares and potential common shares outstanding because these conditions were not achieved as of February 1, 2025, February 3, 2024 and January 28, 2023, respectively.
There were no warrants related to the 2024 Notes outstanding as of February 1, 2025. Warrants related to the 2028 Notes to purchase 15.9 million shares of the Company’s common stock at an adjusted strike price of $37.43 per share were outstanding as of February 1, 2025. These warrants were excluded from the computation of diluted net earnings per share since the warrants’ strike prices were greater than the average market price of the

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Company’s common stock during the period. See Note 11 - Convertible Senior Notes and Related Transactions for more information regarding the Notes.
(20) Share-Based Compensation
Share-Based Compensation Plans
The Company has two share-based compensation plans. The Guess?, Inc. 2004 Equity Incentive Plan (the “Plan”) provides that the Board of Directors may grant stock options and other equity awards to officers, non-employee directors, key employees and certain consultants and advisors to the Company or any of its subsidiaries. On April 22, 2022, the Company’s stockholders approved an amendment and restatement of the Plan. The amendment and restatement of the Plan (a) increased the aggregate number of shares of the Company’s common stock available for award grants under the Plan by 680,000 shares (from 29,100,000 shares to 29,780,000 shares), (b) changed the ratio at which a “Full-Value Award” (any award granted under the Plan other than a stock option or stock appreciation right) counts against the total share limit under the Plan from 3.54 shares for every one share actually issued in connection with such award to 1.6 shares for every one share actually issued in connection with such award, (c) extended the Company’s ability to grant new awards under the Plan through March 26, 2032, and (d) made members of the Company’s Board of Directors who are not employees of the Company or any of its subsidiaries eligible to receive award grants under the Plan. On May 31, 2024, the Company’s shareholders approved an amendment and restatement of the Plan. The amendment and restatement of the Plan increased the aggregate number of shares of the Company’s common stock available for award grants under the Plan by 3,890,000 shares (from 29,780,000 shares to 33,670,000 shares). Shares issuable under the Plan may be either authorized but unissued shares, treasury shares or any combination thereof. As of February 1, 2025 and February 3, 2024, there were 4,423,221 and 3,628,245 shares available for grant under the Plan, respectively. Stock options granted under the Plan have 10-year terms and typically vest and become fully exercisable in increments of one-fourth of the shares granted on each anniversary from the date of grant. Stock awards/units granted under the Plan typically vest in increments of one-fourth of the shares granted on each anniversary from the date of grant. The three most recent annual grants for stock awards/units had initial vesting periods of about nine months followed by three annual vesting periods.
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

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
The following summarizes the share-based compensation expense recognized under all of the Company’s stock plans (in thousands):

	Year Ended
	Feb 1, 2025	Feb 3, 2024	Jan 28, 2023
Stock options	$—	$713	$2,709
Stock awards/units	19,230	19,369	17,478
ESPP	159	164	208
Total share-based compensation expense	$19,389	$20,246	$20,395
Stock options
The following summarizes the stock option activity under all of the Company’s stock plans:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($000’s)
Options outstanding at February 3, 2024	2,140,602	$15.69
Granted	—	$—
Exercised	(324,625)	$20.22
Forfeited	(13,175)	$16.24
Expired	(25,000)	$19.58
Options outstanding at February 1, 2025	1,777,802	$12.46	4.29	$5,266

Exercisable at February 1, 2025	1,777,802	$12.46	4.29	$5,266
There were no stock options granted during fiscal 2025, fiscal 2024 and fiscal 2023. The total intrinsic value of stock options exercised was $2.9 million, $1.9 million and $1.6 million during fiscal 2025, fiscal 2024 and fiscal 2023, respectively. The intrinsic value of stock options is defined as the difference between the Company’s stock price on the exercise date and the grant date exercise price. The total cash received from option exercises was $6.6 million, $4.1 million and $3.7 million during fiscal 2025, fiscal 2024 and fiscal 2023, respectively.
There was no compensation expense included in SG&A expense recognized during fiscal 2025. As of February 1, 2025, there was no unrecognized compensation cost related to nonvested stock options. The excess tax windfall of $0.2 million related to stock option activity was included in cash flows from operating activities for fiscal 2025.

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
Stock awards/units
The following summarizes the nonvested stock awards/units’ activity under all of the Company’s stock plans:

	Number of Awards/Units	Weighted Average Grant Date Fair Value
Nonvested at February 3, 2024	1,947,856	$19.56
Granted	2,216,481	$19.85
Vested	(934,214)	$20.59
Forfeited	(112,377)	$22.61
Nonvested at February 1, 2025	3,117,746	$19.35
The following summarizes the activity for nonvested performance-based units and nonvested market-based units included in the above:

	Performance-Based Units		Market-Based Units
	Number of Units	Weighted Average Grant Date Fair Value	Number of Units	Weighted Average Grant Date Fair Value
Nonvested at February 3, 2024	376,916	$18.36	722,780	$19.55
Granted[1]	234,498	$19.19	235,917	$20.35
Vested[1]	(261,393)	$18.45	(172,601)	$17.77
Forfeited	(1,983)	$19.83	(2,509)	$20.90
Nonvested at February 1, 2025	348,038	$18.84	783,587	$20.18
______________________________________________________________________
1As a result of the achievement of certain market-based vesting conditions, there were 43,150 shares that vested in addition to the original target number of market-based shares granted in fiscal 2022.
The fair value of each market-based nonvested stock unit was estimated on the grant date using the Monte Carlo simulation. The following assumptions were used for the grants:

	Year Ended
Valuation Assumptions	Feb 1, 2025	Feb 3, 2024	Jan 28, 2023
Risk-free interest rate	3.9%	3.7%	2.8%
Expected stock price volatility	49.0%	59.7%	71.3%
Expected dividend yield	—%	—%	—%
Expected life of market-based awards	2.3 years	2.7 years	2.7 years
The weighted average grant date fair value for the total nonvested stock awards/units granted was $19.85, $17.10 and $19.74 during fiscal 2025, fiscal 2024 and fiscal 2023, respectively. The total fair value at grant date of previously nonvested stock awards/units that were vested during fiscal 2025, fiscal 2024 and fiscal 2023 was $19.2 million, $21.2 million and $14.3 million, respectively. During fiscal 2025, fiscal 2024 and fiscal 2023, the total intrinsic value of nonvested stock awards/units that vested was $17.9 million, $30.9 million and $17.2 million, respectively. The total intrinsic value of nonvested stock awards/units outstanding and unvested as of February 1, 2025 was $40.2 million.
The compensation expense included in SG&A expense recognized during fiscal 2025 was $19.2 million before the recognized income tax benefit of $4.3 million. As of February 1, 2025, there was approximately $41.3 million of total unrecognized compensation cost related to nonvested stock awards/units. This cost is expected to

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
be recognized over a weighted average period of 2.1 years. The excess tax windfall of $0.4 million related to stock award/unit activity was included in cash flows from operating activities for fiscal 2025.
ESPP
The Company’s ESPP allows qualified employees (as defined in the ESPP) to participate in the purchase of designated shares of the Company’s common stock at a price equal to 85% of the lower of the closing price at the beginning or end of each quarterly stock purchase period. The ESPP requires participants to hold any shares purchased under the ESPP for a minimum period of six months after purchase. In addition, all Company employees are subject to the terms of the Company’s securities trading policy which generally prohibits the purchase or sale of any Company securities during the two weeks before the end of each fiscal quarter through two days after the public announcement by the Company of its earnings for that period. The Company has 4,000,000 shares of common stock registered under the ESPP.
During fiscal 2025, fiscal 2024 and fiscal 2023, 39,161 shares, 38,127 shares and 45,843 shares of the Company’s common stock were issued pursuant to the ESPP at an average price of $13.39, $13.06 and $12.70 per share, respectively.
The fair value of stock compensation expense associated with the Company’s ESPP was estimated on the date of grant using the Black-Scholes option-pricing valuation model with the following weighted average assumptions used for grants:

	Year Ended
Valuation Assumptions	Feb 1, 2025	Feb 3, 2024	Jan 28, 2023
Risk-free interest rate	5.0%	5.2%	2.4%
Expected stock price volatility	38.8%	40.8%	55.4%
Expected dividend yield	6.5%	5.8%	5.3%
Expected life of ESPP options	3 months	3 months	3 months
The weighted average grant date fair value of ESPP options granted during fiscal 2025, fiscal 2024 and fiscal 2023 was $4.32, $4.38 and $4.55, respectively.
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

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements
	Feb 1, 2025				Feb 3, 2024
Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Foreign exchange currency contracts	$—	$10,467	$—	$10,467	$—	$2,278	$—	$2,278
2028 Bond Hedge	—	—	11,252	11,252	—	—	85,918	85,918
Interest rate swap	—	—	—	—	—	797	—	797
Total	$—	$10,467	$11,252	$21,719	$—	$3,075	$85,918	$88,993
Liabilities:
Foreign exchange currency contracts	$—	$8	$—	$8	$—	$1,702	$—	$1,702
Embedded derivative	—	—	2,460	2,460	—	—	16,390	16,390
Deferred compensation obligations	—	18,978	—	18,978	—	17,164	—	17,164
Total	$—	$18,986	$2,460	$21,446	$—	$18,866	$16,390	$35,256
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

Valuation Assumptions	Feb 1, 2025	Feb 3, 2024
Expected volatility	30%	30%
Risk-free interest rate	4.3%	4.1%
Credit spread	3.2%	4.3%
Dividend yield	9.1%	5.2%
Term to maturity	3.2 years	4.2 years
Stock price	$12.91	$22.86
As of February 1, 2025, if the expected volatility were increased to 40%, keeping all other inputs constant, the fair value of the embedded derivative would increase from $2.5 million to $5.6 million and the fair value of the 2028 Bond Hedge would increase from $11.3 million to $25.7 million. If the expected volatility were decreased to 20%, the fair value of the embedded derivative would decrease from $2.5 million to $0.5 million and the fair value of the 2028 Bond Hedge would decrease from $11.3 million to $2.4 million. If the credit spread increased from 3.2% to 4.2%, keeping all other inputs constant, the fair value of the embedded derivative would increase from $2.5 million to $2.6 million and the fair value of the 2028 Bond Hedge would increase from $11.3 million to $11.9 million. If the credit spread decreased from 3.2% to 2.2%, the fair value of the embedded derivative would decrease from $2.5 million to $2.3 million and the fair value of the 2028 Bond Hedge would decrease from $11.3 million to $10.7 million.
The following presents a reconciliation of the Company’s financial assets and liabilities measured at fair value as of February 1, 2025 and February 3, 2024, using significant unobservable inputs (Level 3), and the

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
change in fair value recorded in other income (expense), net in the consolidated statements of income (in thousands):

	Embedded Derivative	2028 Bond Hedge
Balance as of January 28, 2023	$—	$—
Initial bifurcation of embedded derivative	(16,155)	—
Purchase of Additional 2028 Bond Hedge	—	16,155
Reclassification of Initial 2028 Bond Hedge	—	68,530
Gain (loss) on fair value remeasurement	(235)	1,233
Balance as of February 3, 2024	$(16,390)	$85,918
Initial bifurcation of embedded derivative	(6,538)	—
Purchase of Additional 2028 Bond Hedge	—	6,538
Gain (loss) on fair value remeasurement	20,468	(81,204)
Balance as of February 1, 2025	$(2,460)	$11,252
The Company included €8.0 million ($8.3 million) and €7.1 million ($7.7 million) in other assets in the Company’s consolidated balance sheets related to its investment in certain private equity funds for fiscal 2025 and fiscal 2024, respectively. As permitted in accordance with authoritative guidance, the Company uses net asset value per share as a practical expedient to measure the fair value of this investment and has not included this investment in the fair value hierarchy as disclosed above. During fiscal 2025 and fiscal 2024, the Company funded contributions of €1.4 million ($1.5 million) and €5.0 million ($5.6 million), respectively, in this investment. During fiscal 2025, the Company recorded a €0.6 million ($0.6 million) unrealized loss in other income (expense) as a result of changes in the value of the private equity fund investment. During fiscal 2024, the Company recorded a €0.1 million ($0.1 million) unrealized loss in other income (expense) as a result of changes in the value of the private equity investment. During fiscal 2023, the Company recorded an immaterial unrealized gain in other income (expense) as a result of changes in the value of the private equity investment. During fiscal 2024, the Company also recorded a €4.4 million ($4.8 million) realized gain in other income (expense) resulted from a distribution of the private equity fund investment. As of February 1, 2025, the Company had an unfunded commitment to invest an additional €3.6 million ($3.7 million) in the private equity funds.
The fair values of the Company’s debt instruments (see Note 9 - Borrowings and Finance Lease Obligations) are based on the amount of future cash flows associated with each instrument discounted using the Company’s incremental borrowing rate. As of February 1, 2025 and February 3, 2024, the carrying value of all financial instruments was not materially different from fair value, as the interest rates on the Company’s debt approximated rates currently available to the Company. The fair value of the Company’s Notes (see Note 11 - Convertible Senior Notes and Related Transactions) is determined based on inputs that are observable in the market and have been classified as Level 2 in the fair value hierarchy.
The carrying amount of the Company’s remaining financial instruments, which principally include cash and cash equivalents, trade receivables, accounts payable and accrued expenses, approximates fair value due to the relatively short maturity of such instruments.
Long-Lived Assets Impairment
The Company recorded asset impairment charges of $6.6 million, $6.9 million and $9.5 million in fiscal 2025, fiscal 2024 and fiscal 2023, respectively, related primarily to certain retail locations in Europe and North America resulting from underperformance, expected store closures and other global economic conditions.

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Impairments of retail locations to property and equipment and operating lease ROU assets are summarized as (in thousands):

	Fair Value as of Remeasurement Date	Asset Impairment Charges
	Year Ended February 1, 2025
Operating lease ROU assets	$46,570	$1,138
Property and equipment	$438	$5,486
	Year Ended February 3, 2024
Operating lease ROU assets	$42,267	$494
Property and equipment	$784	$6,393
	Year Ended January 28, 2023
Operating lease ROU assets	$35,254	$70
Property and equipment	$33	$9,474
The Company’s impairment evaluations for property and equipment and operating lease ROU assets included testing of 250 and 405 retail locations during fiscal 2025 and fiscal 2024, respectively, which were deemed to have impairment indicators. During fiscal 2025 and fiscal 2024, the Company concluded that 125 and 101 retail locations, respectively, were determined to be impaired, as the carrying amounts of either or both the fixed assets and operating lease ROU assets exceeded their estimated fair values (determined based on discounted cash flows for property and equipment and estimates of market participant rents for operating lease ROU assets) at each of the respective dates. Refer to Note 1 - Description of the Business and Summary of Significant Accounting Policies and Practices for a description of other assumptions that management considers in estimating the future discounted cash flows. If actual results are not consistent with the assumptions and judgments used in estimating future cash flows and asset fair values, there may be additional exposure to future impairment losses that could be material to the Company’s results of operations.
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
Interest Rate Swap Agreements
The Company is exposed to interest rate risk on its floating-rate debt. The Company has entered into interest rate swap agreements for certain of these agreements to effectively convert its floating-rate debt to a fixed-rate basis. The principal objective of these contracts is to eliminate or reduce the variability of the cash flows in interest payments associated with the Company’s floating-rate debt, thus reducing the impact of interest rate changes on future interest payment cash flows. In connection with the sale of the Company’s U.S. distribution center, the Company settled its interest rate swap agreement, recognizing a gain of $0.8 million. As of February 1, 2025, there was no related net unrealized loss, net of tax, in AOCL, related to this interest rate swap. Refer to Note 9 - Borrowings and Finance Lease Obligations for further information.

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Summary of Derivative Instruments
The fair value of derivative instruments in the consolidated balance sheets is as follows (in thousands):

	Fair Value at Feb 1, 2025	Fair Value at Feb 3, 2024	Derivative Balance Sheet Location
ASSETS:
Derivatives designated as hedging instruments:
Cash flow hedges:
Foreign exchange currency contracts	$7,456	$1,590	Other current assets/Other assets
Interest rate swap	—	797	Other assets
Total derivatives designated as hedging instruments	7,456	2,387
Derivatives not designated as hedging instruments:
Foreign exchange currency contracts	3,011	688	Other current assets
2028 Bond Hedge	11,252	85,918	Other assets
Total derivatives not designated as hedging instruments	14,263	86,606
Total	$21,719	$88,993
LIABILITIES:
Derivatives designated as hedging instruments:
Cash flow hedges:
Foreign exchange currency contracts	$—	$763	Accrued expenses and other current liabilities
Total derivatives designated as hedging instruments	—	763
Derivatives not designated as hedging instruments:
Foreign exchange currency contracts	8	939	Accrued expenses/Other long-term liabilities
Embedded derivatives	2,460	16,390	Convertible senior notes due 2028, net
Total derivatives not designated as hedging instruments	2,468	17,329
Total	$2,468	$18,092
Derivatives Designated as Hedging Instruments
Foreign Exchange Currency Contracts Designated as Cash Flow Hedges
During fiscal 2025, the Company purchased U.S. dollar forward contracts in Europe totaling $320.0 million that were designated as cash flow hedges. As of February 1, 2025, the Company had forward contracts outstanding for its European operations of $182.0 million to hedge forecasted merchandise purchases, which are expected to mature over the next 14 months.
As of February 1, 2025, AOCL related to foreign exchange currency contracts included a net unrealized gain of approximately $7.3 million, net of tax, of which $4.6 million will be recognized in cost of product sales over the following 12 months, at the then current values on a pre-tax basis, which can be different than the current year-end values.
At February 3, 2024, the Company had forward contracts outstanding for its European operations of $104.0 million that were designated as cash flow hedges.
Interest Rate Swap Agreement Designated as Cash Flow Hedge
During fiscal 2017, the Company entered into an interest rate swap agreement with a notional amount of $21.5 million, designated as a cash flow hedge, to hedge the variability of cash flows in interest payments associated with the Company’s floating-rate debt. This interest rate swap agreement matures in January 2026 and

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
converts the nature of the Company’s real estate secured term loan from LIBOR floating-rate debt to fixed-rate debt, resulting in a swap fixed rate of approximately 3.06%. Effective May 1, 2023, the Company amended its existing interest rate swap agreement from LIBOR to SOFR, resulting in a swap fixed rate of approximately 3.14%. This amended interest rate swap agreement matures in January 2026 and converts the nature of the Mortgage Debt from SOFR floating-rate debt to fixed-rate debt. In connection with the sale of the Company’s U.S. distribution center and payment of the $16.3 million remaining balance of the Mortgage Debt in fiscal 2025, the Company settled its interest rate swap agreement, recognizing a gain of $0.8 million.
As of February 1, 2025, there was no related net unrealized loss or gain, net of tax, in AOCL.
The following summarizes the gains (losses) before income taxes recognized on the derivative instruments designated as cash flow hedges in OCL and net earnings (in thousands):

	Gain (Loss) Recognized in OCL	Gain (Loss) Reclassified from AOCL into Earnings	Location of Gain (Loss) Reclassified from AOCL into Earnings
	Year Ended February 1, 2025
Foreign exchange currency contracts	$8,669	$(1,297)	Cost of product sales
Interest rate swap	$(604)	$212	Interest expense

	Year Ended February 3, 2024
Foreign exchange currency contracts	$5,705	$4,392	Cost of product sales
Interest rate swap	$411	$647	Interest expense

	Year Ended January 28, 2023
Foreign exchange currency contracts	$(929)	$9,988	Cost of product sales
Interest rate swap	$1,136	$28	Interest expense
The following summarizes net after income tax derivative activity recorded in AOCL (in thousands):

	Year Ended
	Feb 1, 2025	Feb 3, 2024
Beginning balance loss	$(544)	$(1,584)
Net gain from changes in cash flow hedges	6,853	5,451
Net (gain) loss reclassified to earnings	991	(4,411)
Ending balance gain (loss)	$7,300	$(544)
Derivative Instruments Not Designated as Hedging Instruments
As of February 1, 2025, the Company had euro foreign exchange currency contracts to purchase $74.0 million expected to mature over the next 15 months. At February 3, 2024, the Company had euro foreign exchange currency contracts to purchase $52.0 million.
As discussed in Note 11 - Convertible Senior Notes and Related Transactions, the Company has recognized equity-linked derivatives including the embedded derivative associated with the Additional 2028 Notes. In connection with the 2028 Notes, the Company also purchased the 2028 Bond Hedge which did not qualify for the derivative scope exception for equity-linked instruments. These derivatives are not designated as hedging instruments for accounting purposes. Changes in fair value of these derivatives are reported in net earnings (loss) as part of other income (expense).

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following summarizes the gains (losses) before income taxes recognized on the derivative instruments not designated as hedging instruments in other income (expense) (in thousands):

	Location of Gain (Loss) Recognized in Earnings	Gain (Loss) Recognized in Earnings
		Year Ended
		Feb 1, 2025	Feb 3, 2024	Jan 28, 2023
Foreign exchange currency contracts	Other expense	$4,319	$2,253	$(2,833)
2028 Bond Hedge	Other expense	$(81,205)	$1,233	$—
Embedded derivatives	Other expense	$20,468	$(235)	$—
(23) Share Repurchase Program
During fiscal 2022, the Company’s Board of Directors authorized a program (the “2021 Share Repurchase Program”) to repurchase, from time-to-time and as market and business conditions warrant, up to $200 million of the Company’s common stock. During fiscal 2023, the Board of Directors expanded the repurchase authorization by $100 million, leaving an available capacity of $249.0 million at that time. In January 2024, the Board of Directors expanded the repurchase authorization by approximately $1.4 million to cover the repurchases associated with the issuance of the Additional 2028 Notes. As of February 3, 2024, the Company had no remaining authority under the 2021 Share Repurchase Program to purchase its common stock. In March 2024, the Board of Directors authorized a new $200 million share repurchase program (the “2024 Share Repurchase Program”). Repurchases under the 2024 Share Repurchase Program may be made on the open market or in privately negotiated transactions, pursuant to Rule 10b5-1 trading plans or other available means. There is no minimum or maximum number of shares to be repurchased under the program and the program may be discontinued at any time without prior notice. As of February 1, 2025, the Company had remaining authority under the 2024 Share Repurchase Program to purchase $139.8 million of its common stock.
During fiscal 2025, the Company repurchased 2,600,569 shares under the 2024 Share Repurchase Program at an aggregate cost of $60.8 million, including excise tax. During fiscal 2024, the Company repurchased 3,153,339 shares under the 2021 Share Repurchase Program at an aggregate cost of $64.1 million, including excise tax. During fiscal 2023, the Company repurchased 8,985,603 shares under the 2021 Share Repurchase Program at an aggregate cost of $186.7 million, which is inclusive of the shares repurchased under the March 18, 2022 accelerated share repurchase (“ASR”) agreement (“2022 ASR Contract”).
In March 2022, pursuant to existing share repurchase authorizations, the Company entered into an ASR Contract with a financial institution to repurchase an aggregate of $175.0 million of the Company’s common stock. Under the 2022 ASR Contract, the Company received approximately 8.5 million shares of common stock in the first half of fiscal 2023.
(24) Subsequent Events
Dividends
On April 3, 2025, the Company announced a regular quarterly cash dividend of $0.30 per share on the Company’s common stock. The cash dividend will be paid on May 2, 2025 to shareholders of record as of the close of business on April 16, 2025. As a result of this dividend declaration and in accordance with the terms of the 2028 Indenture, the Company will adjust the conversion rate (which is expected to increase) and the conversion price (which is expected to decrease) of the 2028 Notes, effective as of April 16, 2025. A downward adjustment is also expected to be made to the strike prices of the 2028 Bond Hedge and 2028 Warrants, each of which will be decreased in accordance with the terms of the 2028 Bond Hedge confirmations and 2028 Warrants confirmations.

SCHEDULE II
GUESS?, INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

	Balance at Beginning of Period	Costs Charged to Expenses	Acquisitions	Deductions and Write-offs	Balance at End of Period
Description
As of February 1, 2025
Allowance for doubtful accounts	$7,176	$2,837	$742	$(4,101)	$6,654
Allowance for markdowns	12,932	33,255	5,503	(38,901)	12,789
Allowance for sales returns	34,206	150,889	4,423	(151,917)	37,601
Allowance for deferred tax asset valuation	55,231	—	—	(1,063)	54,168
Total	$109,545	$186,981	$10,668	$(195,982)	$111,212
As of February 3, 2024
Allowance for doubtful accounts	$8,554	$181	$—	$(1,559)	$7,176
Allowance for markdowns	17,530	19,188	—	(23,786)	12,932
Allowance for sales returns	35,670	107,063	—	(108,527)	34,206
Allowance for deferred tax asset valuation	45,063	10,168	—	—	55,231
Total	$106,817	$136,600	$—	$(133,872)	$109,545
As of January 28, 2023
Allowance for doubtful accounts	$11,039	$907	$—	$(3,392)	$8,554
Allowance for markdowns	19,014	26,720	—	(28,204)	17,530
Allowance for sales returns	38,419	123,525	—	(126,274)	35,670
Allowance for deferred tax asset valuation	55,278	2,777	—	(12,992)	45,063
Total	$123,750	$153,929	$—	$(170,862)	$106,817

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Guess?, Inc.
By:	/s/ CARLOS ALBERINI
Carlos Alberini Chief Executive Officer
Date:	April 11, 2025

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints each of Carlos Alberini, Dennis Secor and Fabrice Benarouche as such person’s true and lawful attorney-in-fact and agent with full power of substitution and resubstitution, for such person in such person’s name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact, proxy, and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that said attorney-in-fact, proxy and agent, or any substitute or substitutes of any of them, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ CARLOS ALBERINI	Chief Executive Officer and Director (Principal Executive Officer)	April 11, 2025
Carlos Alberini

/s/ DENNIS SECOR	Interim Chief Financial Officer (Principal Financial Officer)	April 11, 2025
Dennis Secor

/s/ FABRICE BENAROUCHE	Senior Vice President Finance, Investor Relations and Chief Accounting Officer (Principal Accounting Officer)	April 11, 2025
Fabrice Benarouche

/s/ PAUL MARCIANO	Chief Creative Officer and Director	April 11, 2025
Paul Marciano

/s/ ALEX YEMENIDJIAN	Chairman of the Board and Director	April 11, 2025
Alex Yemenidjian

/s/ ANTHONY CHIDONI	Director	April 11, 2025
Anthony Chidoni

/s/ CHRISTOPHER N. LEWIS	Director	April 11, 2025
Christopher N. Lewis

/s/ ELSA MICHAEL	Director	April 11, 2025
Elsa Michael

/s/ DEBORAH WEINSWIG	Director	April 11, 2025
Deborah Weinswig