Form 10-Q
period 2025-05-03
GUESS INC
filed 2025-06-11
CIK 912463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended May 03, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
As of June 5, 2025, the registrant had 52,016,518 shares of Common Stock, par value $0.01 per share, outstanding.

GUESS?, INC.
FORM 10-Q
i

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
The information we post through these channels may be deemed material. Accordingly, investors should monitor these accounts and our investor relations website, in addition to following our press releases, SEC filings and public conference calls and webcasts. This list may be updated from time to time on our investor relations website. The information we post through these channels is not a part of this Quarterly Report on Form 10-Q.
ii

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements.

GUESS?, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	May 3, 2025	Feb 1, 2025
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$151,192	$187,696
Accounts receivable, net	331,422	391,161
Inventories	638,188	562,649
Prepaid expenses	83,923	67,275
Other current assets	22,482	40,589
Total current assets	1,227,207	1,249,370
Property and equipment, net	252,389	240,114
Goodwill	35,146	33,157
Deferred income tax assets	186,787	171,818
Restricted cash	804	796
Operating lease right-of-use assets	931,620	839,879
Other assets	229,472	231,544
TOTAL ASSETS	$2,863,425	$2,766,678
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of borrowings and finance lease obligations	$35,219	$40,948
Accounts payable	290,251	318,712
Accrued expenses and other current liabilities	265,051	294,700
Current portion of operating lease liabilities	189,517	176,972
Total current liabilities	780,038	831,332
Convertible senior notes due 2028, net	336,630	336,527
Long-term debt and finance lease obligations	241,677	150,668
Long-term operating lease liabilities	791,178	715,755
Other long-term liabilities	180,315	181,621
Total liabilities	2,329,838	2,215,903
Redeemable noncontrolling interests	397	368

Commitments and contingencies (Note 14)

Stockholders’ equity:
Preferred stock, $.01 par value. Authorized 10,000,000 shares; no shares issued and outstanding	—	—
Common stock, $.01 par value. Authorized 150,000,000 shares; issued 142,771,253 and 142,771,253 shares; outstanding 52,011,369 and 51,691,595 shares as of May 3, 2025 and February 1, 2025, respectively	520	517
Paid-in capital	606,120	605,036
Retained earnings	1,240,324	1,289,233
Accumulated other comprehensive loss	(137,136)	(159,196)
Treasury stock, 90,759,884 and 91,079,658 shares as of May 3, 2025 and February 1, 2025, respectively	(1,226,262)	(1,230,583)
Guess?, Inc. stockholders’ equity	483,566	505,007
Nonredeemable noncontrolling interests	49,624	45,400
Total stockholders’ equity	533,190	550,407
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,863,425	$2,766,678

See accompanying notes to condensed consolidated financial statements.

GUESS?, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(in thousands, except per share data)
(unaudited)

	Three Months Ended
	May 3, 2025	May 4, 2024
Product sales	$622,806	$562,953
Net royalties	24,995	28,990
Net revenue	647,801	591,943
Cost of product sales	389,344	343,842
Gross profit	258,457	248,101
Selling, general and administrative expenses	286,536	266,848
Asset impairment charges	6,089	1,141
Net gains on lease modifications	(236)	—
Gain on equity method investment	(624)	—
Loss from operations	(33,308)	(19,888)
Other income (expense):
Interest expense	(7,838)	(6,374)
Interest income	2,027	3,648
Loss on extinguishment of debt	—	(1,952)
Other income, net	1,364	35,767
Total other income (expense)	(4,447)	31,089

Earnings (loss) before income tax benefit	(37,755)	11,201
Income tax benefit	(6,516)	(4,705)
Net earnings (loss)	(31,239)	15,906
Net earnings attributable to noncontrolling interests	1,689	2,884
Net earnings (loss) attributable to Guess?, Inc.	$(32,928)	$13,022

Net earnings (loss) per common share attributable to common stockholders:
Basic	$(0.65)	$0.24
Diluted	$(0.65)	$0.23

Weighted average common shares outstanding attributable to common stockholders:
Basic	51,375	52,908
Diluted	51,375	55,538

See accompanying notes to condensed consolidated financial statements.

GUESS?, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)

	Three Months Ended
	May 3, 2025	May 4, 2024
Net earnings (loss)	$(31,239)	$15,906
Other comprehensive income (loss):
Foreign currency translation adjustment
Gains (losses) arising during the period	41,016	(2,356)
Derivative financial instruments designated as cash flow hedges
Gains (losses) arising during the period	(16,418)	1,364
Less income tax effect	1,806	(219)
Reclassification to net earnings (loss) for (gains) losses realized	(958)	1,890
Less income tax effect	105	(270)
Defined benefit plans
Foreign currency and other adjustments	(1,116)	263
Less income tax effect	169	(30)
Net actuarial (gain) loss amortization	24	(3)
Prior service credit amortization	(45)	(40)
Less income tax effect	12	—
Total comprehensive income (loss)	(6,644)	16,505
Less comprehensive income attributable to noncontrolling interests:
Net earnings	1,689	2,884
Foreign currency translation adjustment	2,535	637
Amounts attributable to noncontrolling interests	4,224	3,521
Comprehensive income (loss) attributable to Guess?, Inc.	$(10,868)	$12,984

See accompanying notes to condensed consolidated financial statements.

GUESS?, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended
	May 3, 2025	May 4, 2024
Cash flows from operating activities:
Net earnings (loss)	$(31,239)	$15,906
Adjustments to reconcile net earnings (loss) to net cash used in operating activities:
Depreciation and amortization	17,826	16,379
Amortization of debt discount and issuance costs	1,448	1,304
Share-based compensation expense	5,526	4,691
Forward contract losses	6,031	546
Net loss from impairment and disposition of long-term assets	6,625	1,357
Change in fair value remeasurement of derivatives related to convertible senior notes	4,253	(38,510)
Loss on extinguishment of debt	—	1,952
Other items, net	(8,704)	8,837
Changes in operating assets and liabilities:
Accounts receivable	84,513	40,016
Inventories	(40,792)	(38,145)
Prepaid expenses and other assets	5,269	(19,436)
Operating lease assets and liabilities, net	(4,837)	(4,577)
Accounts payable	(50,217)	(33,637)
Accrued expenses and other current liabilities	(60,690)	3,399
Other long-term liabilities	(8,424)	16,997
Net cash used in operating activities	(73,412)	(22,921)
Cash flows from investing activities:
Purchases of property and equipment	(21,907)	(21,100)
Business acquisition, net of cash acquired	—	(54,981)
Net cash settlement of forward contract	289	180
Other investing activities	(861)	(2,022)
Net cash used in investing activities	(22,479)	(77,923)
Cash flows from financing activities:
Proceeds from borrowings	81,543	182,939
Repayments on borrowings and finance lease obligations	(13,014)	(12,904)
Repayments of convertible senior notes	—	(33,292)
Proceeds from issuance of warrant	—	3,665
Purchase of convertible note hedge	—	(6,538)
Proceeds from termination of convertible senior note hedge	—	1,347
Payments for termination of common stock warrant	—	(548)
Debt issuance costs	(123)	(1,530)
Dividends paid	(16,008)	(135,626)
Noncontrolling interest capital distribution	—	(8,801)
Issuance of common stock, net of income tax withholdings on vesting of stock awards	153	5,847
Purchase of treasury stock	—	(10,279)
Net cash provided by (used in) financing activities	52,551	(15,720)
Effect of exchange rates on cash, cash equivalents and restricted cash	6,844	(690)
Net change in cash, cash equivalents and restricted cash	(36,496)	(117,254)
Cash, cash equivalents and restricted cash at the beginning of the year	188,492	360,285
Cash, cash equivalents and restricted cash at the end of the period	$151,996	$243,031
Supplemental cash flow data:
Interest paid	$9,628	$8,053
Income taxes paid, net of refunds	$11,098	$17,159
Non-cash investing and financing activity:
Change in accrual of property and equipment	$(1,021)	$(850)
Assets acquired under finance lease obligations	$11	$17
Exchange of 2024 Notes for 2028 Notes	$—	$(16,658)

See accompanying notes to condensed consolidated financial statements.

GUESS?, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)
(unaudited)

	For the three months ended May 3, 2025
	Guess?, Inc. Stockholders’ Equity
	Common Stock					Treasury Stock
	Shares	Amount	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Shares	Amount	Nonredeemable Noncontrolling Interests	Total
Balance at February 1, 2025	51,691,595	$517	$605,036	$1,289,233	$(159,196)	91,079,658	$(1,230,583)	$45,400	$550,407
Net earnings (loss)	—	—	—	(32,928)	—	—	—	1,689	(31,239)
Other comprehensive income, net of income tax of $2,092	—	—	—	—	22,060	—	—	2,535	24,595
Issuance of common stock under stock compensation plan	303,404	3	(4,104)	—	—	(303,404)	4,100	—	(1)
Issuance of stock under Employee Stock Purchase Plan	16,370	—	(67)	—	—	(16,370)	221	—	154
Share-based compensation	—	—	5,255	1	—	—	—	—	5,256
Dividends	—	—	—	(15,982)	—	—	—	—	(15,982)
Balance at May 3, 2025	52,011,369	$520	$606,120	$1,240,324	$(137,136)	90,759,884	$(1,226,262)	$49,624	$533,190

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

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
May 3, 2025
(unaudited)
(1)    Basis of Presentation
Description of the Business
Guess?, Inc. (the “Company” or “GUESS?”) designs, markets, distributes and licenses a leading lifestyle collection of contemporary apparel and accessories for men, women and children that reflect the American lifestyle and European fashion sensibilities. The Company’s designs are sold in GUESS? owned stores, to a network of wholesale accounts that includes department stores, selected specialty retailers and upscale boutiques and through the Internet. GUESS? branded products, some of which are produced under license, are also sold internationally through a series of retail store licensees and wholesale distributors. On April 2, 2024, the Company acquired all the operating assets and a 50% interest in the intellectual property assets of New York-based fashion brand rag & bone, a leader in the American fashion scene, which directly operates stores in the United States and in the United Kingdom (“U.K.”), and is also available in high-end boutiques, department stores and through e-commerce globally.
Reclassifications
The Company has made certain reclassifications to prior period amounts to conform to the current period presentation within the accompanying condensed consolidated financial statements and notes to the condensed consolidated financial statements.
Interim Financial Statements
In the opinion of management, the accompanying unaudited condensed consolidated financial statements of the Company contain all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the condensed consolidated balance sheets as of May 3, 2025 and February 1, 2025, and the condensed consolidated statements of income (loss), comprehensive income (loss), cash flows and stockholders’ equity for the three months ended May 3, 2025 and May 4, 2024. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) for interim financial information and the instructions to Rule 10-01 of Regulation S-X of the U.S. Securities and Exchange Commission (the “SEC”). Accordingly, they have been condensed and do not include all of the information and footnotes required by GAAP for complete financial statements. The results of operations and cash flows for the three months ended May 3, 2025 are not necessarily indicative of the results of operations to be expected for the full fiscal year.
These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended February 1, 2025.
Fiscal Periods
The Company operates on a 52/53-week fiscal year calendar, which ends on the Saturday nearest to January 31 of each year. The three months ended May 3, 2025 had the same number of days as the three months ended May 4, 2024. All references herein to “fiscal 2026”, “fiscal 2025” and “fiscal 2024” represent the results of the 52-week fiscal years ending January 31, 2026 and February 1, 2025 and the 53-week fiscal year ended February 3, 2024, respectively.
Business Update, Market Trends and Uncertainties
Macroeconomic conditions, including declines in consumer spending, inflation, higher interest rates, foreign exchange rate fluctuations and the impacts of the ongoing wars in Ukraine and Gaza are continuing to negatively impact the Company’s businesses.
The Company continues to carefully monitor global and regional developments and respond appropriately. The Company also continues to strategically manage expenses in order to protect profitability and mitigate, to the extent possible, the residual effect of supply chain disruptions, including the Red Sea crisis. The duration and scope of these conditions cannot be predicted, and therefore, any anticipated negative financial impact to the Company’s operating results cannot be reasonably estimated. Additionally, the Company continues to monitor changes in policy impacting global trade, including tariff regulation. For example, on April 2, 2025, the United States announced a new universal baseline tariff of 10%, plus an additional country-specific tariff for select trading partners, on all U.S. imports. Subsequently, there have been incremental tariffs, or previously imposed tariffs have been paused or modified, and the United States has indicated that it is actively negotiating country-specific agreements that it expects will result in changes to imposed tariff rates. Tariffs have the potential to significantly raise the cost of the Company’s products. Additionally, U.S. tariff actions and any retaliatory tariffs imposed by other countries could impact consumer sentiment and adversely impact demand for the Company’s products in international markets. Recent changes in U.S. tariff legislation have also led to significant volatility in the global economy.
Summary of Significant Accounting Policies
The accounting policies of the Company are set forth in further detail in Note 1 - Description of the Business and Summary of Significant Accounting Policies and Practices to the Company’s Consolidated Financial Statements contained in the Company’s fiscal 2025 Annual Report on Form 10-K. The Company includes herein certain updates to those policies.
Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents consist of cash on hand and marketable securities with original maturities of three months or less. The Company’s restricted cash is held for future payment of a special cash dividend declared in March 2024 as nonvested restricted stock awards vest.
The following table provides a reconciliation of cash, cash equivalents and restricted cash shown in the Condensed Consolidated Statements of Cash Flows.

	May 3, 2025	May 4, 2024
Cash and cash equivalents	$151,192	$241,654
Restricted cash	804	1,377
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$151,996	$243,031
Use of Estimates
The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and disclosed in the accompanying notes. Significant areas requiring the use of management estimates relate to the allowances for doubtful accounts, sales return and markdown allowances, valuation of inventories, share-based compensation, income taxes, recoverability of deferred income taxes, unrecognized income tax benefits, the useful life of assets for depreciation and amortization, evaluation of asset impairment (including goodwill and long-lived assets, such as property and equipment and operating lease right-of-use (“ROU”) assets), pension obligations, workers’ compensation and medical self-insurance expense and accruals, derivative valuation, litigation reserves, restructuring expense and accruals, convertible senior notes and accounting for business combinations. These estimates and assumptions may change as a result of the impact of global economic conditions, such as the uncertainty regarding the impacts of the ongoing wars in Ukraine and Gaza and the Red Sea crisis, changes in policy impacting global trade, such as tariffs, global inflationary pressures, volatility in foreign exchange rates and declining consumer spending. Actual results could differ from those estimates. Revisions in estimates could materially impact the results of operations and financial position.
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

Revenue Recognition
The Company recognizes the majority of its revenue from its direct-to-consumer (brick-and-mortar retail stores and concessions as well as e-commerce) and wholesale distribution channels at a point in time when it satisfies a performance obligation and transfers control of the product to the respective customer. During the three months ended May 3, 2025 and May 4, 2024, wholesale revenues were 39% and 33% of the Company's total consolidated net revenues, respectively.
The Company also recognizes royalty revenue from its trademark license agreements. The Company’s trademark license agreements represent symbolic licenses that are dependent on the Company’s continued support over the term of the license agreement. The amount of revenue that is recognized from the licensing arrangements is based on sales-based royalty and advertising fund contributions as well as specific fixed payments, where applicable. The Company’s trademark license agreements customarily provide for a multi-year initial term ranging from three to 15 years and may contain options to renew prior to expiration for an additional multi-year period. The unrecognized portion of upfront payments is included in deferred royalties in accrued expenses and other long-term liabilities depending on the short or long-term nature of the payments to be recognized. As of May 3, 2025, the Company had $14.7 million and $30.0 million of deferred royalties related to these upfront payments included in accrued expenses and other current liabilities and other long-term liabilities, respectively. This compares to $14.7 million and $33.7 million of deferred royalties related to these upfront payments included in accrued expenses and other current liabilities and other long-term liabilities, respectively, as of February 1, 2025. During the three months ended May 3, 2025 and May 4, 2024, the Company recognized $4.3 million and $4.5 million in net royalties, respectively, related to the amortization of deferred royalties.
Refer to Note 9 - Segment Information for further information on disaggregation of revenue by segment and country.
Allowance for Doubtful Accounts
In the normal course of business, the Company grants credit directly to certain wholesale customers after a credit analysis is performed based on financial and other criteria. Accounts receivables are recorded net of an allowance for doubtful accounts. The Company maintains allowances for doubtful accounts for estimated losses that may result from the inability of its wholesale customers and licensing partners to make their required payments. The Company bases its allowances on analysis of the aging of accounts receivable at the date of the financial statements, assessments of historical and current collection trends, evaluation of the impact of current and future forecasted economic conditions and whether the Company has obtained credit insurance or other guarantees which are not considered freestanding against the related account receivable balances. Management performs regular evaluations concerning the ability of its customers to make required payments and records a provision for doubtful accounts based on these evaluations.
As of May 3, 2025, approximately 41% of the Company’s total net trade accounts receivable and 53% of its European net trade receivables were subject to credit insurance coverage, certain bank guarantees or letters of credit for collection purposes. The Company’s credit insurance coverage contains certain terms and conditions specifying deductibles and annual claim limits. Management evaluates the creditworthiness of the counterparties to the credit insurance, bank guarantees and letters of credit and records a provision for the risk of loss on these instruments based on these evaluations as considered necessary.
The Company’s credit losses for the periods presented were not significant compared to sales and did not significantly exceed management’s estimates. Refer to Note 6 - Accounts Receivable for further information on the Company’s allowance for doubtful accounts.
Advertising and Marketing Costs
The Company expenses the cost of advertising as incurred. Advertising and marketing expenses charged to operations for the three months ended May 3, 2025 and May 4, 2024 were $25.3 million and $19.9 million, respectively.

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
Debt with Conversion and Other Options
In November 2024, the FASB issued authoritative guidance regarding debt with conversion and other options. This ASU clarifies the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as an induced conversion (instead of a debt extinguishment) and is effective for annual reporting periods beginning after December 15, 2025 and interim reporting periods within those annual periods. Early adoption is permitted for all entities that have adopted the amendments in ASU 2020-06: Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. The new guidance can be applied on either a prospective or a retrospective basis. The Company will apply this guidance in future reporting periods to any future settlements of convertible debt instruments that occur after the effective date of the guidance.
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
(2)    Acquisition of rag & bone
On April 2, 2024, the Company completed the acquisition of the operating assets and liabilities of rag & bone, a lifestyle and apparel fashion brand. This included the direct operation of 34 stores in the United States and two stores in the U.K. Concurrent with the closing of the acquisition, (i) a joint venture owned 50% by each of the Company and global management firm WHP Global (the “Joint Venture”) acquired rag & bone’s intellectual property and (ii) the Company, through Guess Europe Sagl, a wholly owned subsidiary of the Company, entered into an Intellectual Property License Agreement (the “License Agreement”) with the Joint Venture granting the Company the exclusive right to use rag & bone intellectual property to manufacture licensed products worldwide and to sell licensed products in specified territories in exchange for the payment of royalty fees by the Company to the Joint Venture.
The Company paid total cash consideration of approximately $57.1 million at closing for both the operating assets and its 50% interest in the licensing assets. In addition, there is potential for incremental earnout consideration to the sellers, of which the Company could be responsible for a maximum of $12.8 million, based on preset levels of sales and EBITDA performance of the rag & bone operations in its fiscal year ending January 4, 2025. The Company recorded a $2.0 million payable with respect to the potential earnout payment during the quarter ended May 4, 2024 based on its assessment of the fair value measurement of such earnout as of April 2, 2024. There was no material change in the assessed fair value of the potential earnout as of May 3, 2025.
The transaction is intended to provide the following strategic and financial benefits:
•leverage the Company’s powerful infrastructure to accelerate rag & bone growth and drive synergies; and
•expand the Company’s global lifestyle brand portfolio with the rag & bone brand, allowing the Company to reach a very attractive customer base that is complementary to that of the Guess and Marciano brands.
Purchase Price Allocation
The rag & bone acquisition was accounted for as a business combination in accordance with ASC Topic 805. In accordance with ASC Topic 805, rag & bone was consolidated into the Company’s condensed consolidated financial statements starting on the acquisition date. Under the acquisition method, the Company records the identifiable assets acquired and liabilities assumed at their respective fair values on the acquisition date. There are various estimates and judgments related to the valuation of identifiable assets acquired and liabilities assumed. These estimates and judgments have the potential to materially impact the Company’s condensed consolidated financial statements.
During fiscal 2025, the purchase price allocation as of the acquisition date was based on a preliminary valuation and was subject to change as more detailed analyses were completed and additional information about the fair value of assets acquired and liabilities assumed became available. During the three months ended May 3, 2025, the Company finalized the purchase accounting, and the purchase price allocation adjustments were immaterial. The purchase price consideration was allocated to assets acquired and liabilities assumed based on their respective fair values as follows (in thousands):

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
The Company considers the difference between the total fair value received, inclusive of the deferred tax asset recognized by the Company associated with the transaction, and consideration paid, to be a vendor consideration liability, which reflects the incentive the Company received to enter into the rag & bone transaction and related License Agreement. As such, a $46.5 million vendor consideration liability was recorded on the Company’s condensed consolidated balance sheets and no goodwill was recognized as of the acquisition date. The vendor consideration liability will be amortized in selling, general and administrative (“SG&A”) expenses over five years.
During the three months ended May 3, 2025, the Company incurred no transaction-related costs in connection with the acquisition of rag & bone. During the three months ended May 4, 2024, the Company incurred $5.6 million of transaction-related costs in connection with the acquisition of rag & bone, which were included in SG&A expenses in the condensed consolidated statements of income (loss) and comprehensive income (loss).
Pro Forma Financial Information
For the period April 2, 2024 through May 4, 2024, rag & bone’s aggregate net revenue was $23.3 million. The following financial information presents the Company’s consolidated net revenues as if the acquisition had occurred on January 29, 2023 (in thousands):

Three Months Ended
May 4, 2024
Pro-forma net revenue	$625,185
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
Equity Method Investment in and License Agreement with the Joint Venture
The Company determined that it does not have a controlling financial interest in the Joint Venture, as the Company does not control the governing body of the Joint Venture and does not have the right to direct the most significant activities of the Joint Venture, which include monetizing the rag & bone intellectual property through licensing arrangements. The Company accounts for its 50% interest in the Joint Venture, through which it exercises significant influence, under the equity method. The Company initially recorded its investment in the Joint Venture at cost, which is derived from fair value due to the bundled nature of the rag & bone transaction and included the acquisition of the rag & bone operating net assets, the License Agreement, as well as the Joint Venture investment. As of May 3, 2025 and February 1, 2025, the carrying value of the Joint Venture investment is approximately $46.3 million and $45.4 million, respectively, inclusive of the Company’s interest held through a non-interest-bearing loan of $15.6 million. The carrying value for the Company’s equity investment is reported in other assets on the Company’s condensed consolidated balance sheets.
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
Pursuant to the agreement governing the operations of the Joint Venture, cash earnings of the Joint Venture will be distributed to the Company and WHP Global on a pro rata basis based on their respective equity ownership interests, subject to certain adjustments agreed to between the Company and WHP Global. The Company will subsequently adjust the carrying amount based on its share of the Joint Venture’s net income or loss. The Company’s share of equity income is included within results from operations in the condensed consolidated statements of income (loss), subject to adjustments for intercompany profits associated with the License Agreement.
(3)    Lease Accounting
The Company primarily leases its showrooms, advertising, licensing, sales and merchandising offices, remote distribution and warehousing facilities and retail and factory outlet store locations under operating lease agreements expiring on various dates through August 2044. The Company also leases some of its equipment, as well as computer hardware and software, under operating and finance lease agreements expiring on various dates through December 2029.
The Company’s lease agreements primarily provide for lease payments based on a minimum annual rental amount, a percentage of annual sales volume, periodic adjustments related to inflation or a combination of such lease payments. Certain retail store leases provide for lease payments based upon the minimum annual rental amount and a percentage of annual sales volume, generally ranging from 3% to 26%, when specific sales volumes are exceeded. The Company’s retail concession leases also provide for lease payments primarily based upon a percentage of annual sales volume, which averages approximately 24%.
In addition to the amounts as disclosed below, the Company has estimated additional operating lease commitments of approximately $44.0 million for leases where the Company has not yet taken possession of the underlying asset as of May 3, 2025. As such, the related operating lease ROU assets and operating lease liabilities have not been recognized in the Company’s condensed consolidated balance sheet as of May 3, 2025.

The components of leases are (in thousands):

	May 3, 2025	Feb 1, 2025
Assets			Balance Sheet Location
Operating	$931,620	$839,879	Operating lease right-of-use assets
Finance	6,399	7,042	Property and equipment, net
Total lease assets	$938,019	$846,921

Liabilities
Current:
Operating	$189,517	$176,972	Current portion of operating lease liabilities
Finance	5,563	5,236	Current portion of borrowings and finance lease obligations
Noncurrent:
Operating	791,178	715,755	Long-term operating lease liabilities
Finance	3,815	4,597	Long-term debt and finance lease obligations
Total lease liabilities	$990,073	$902,560
The components of lease costs are (in thousands):

	Three Months Ended
	May 3, 2025	May 4, 2024	Income Statement Location
Operating lease costs	$54,380	$48,450	Cost of product sales
Operating lease costs	9,020	7,832	Selling, general and administrative expenses
Operating lease costs[1]	(236)	—	Net gains on lease modifications
Finance lease costs
Amortization of leased assets	8	4	Cost of product sales
Amortization of leased assets	970	1,540	Selling, general and administrative expenses
Interest on lease liabilities	175	188	Interest expense
Variable lease costs[2]	24,123	24,571	Cost of product sales
Variable lease costs	1,003	1,099	Selling, general and administrative expenses
Short-term lease costs	183	123	Cost of product sales
Short-term lease costs	2,573	2,060	Selling, general and administrative expenses
Total lease costs	$92,199	$85,867
______________________________________________________________________
Notes:
1During the three months ended May 3, 2025, net gains on lease modifications related primarily to the early termination of certain lease agreements. Operating lease costs for these retail locations prior to such early termination were included in cost of product sales.
2During each of the three months ended May 3, 2025 and May 4, 2024, variable lease costs included certain rent concessions of approximately $0.2 million received by the Company, primarily in Europe.

Maturities of the Company’s operating and finance lease liabilities as of May 3, 2025 are (in thousands):

	Operating Leases
Maturity of Lease Liabilities	Non-Related Parties	Related Parties	Finance Leases	Total
Fiscal 2026	$160,917	$6,767	$4,748	$172,432
Fiscal 2027	195,528	9,740	3,307	208,575
Fiscal 2028	165,954	9,656	1,413	177,023
Fiscal 2029	146,524	10,532	324	157,380
Fiscal 2030	110,245	10,003	23	120,271
After fiscal 2030	276,745	73,596	—	350,341
Total lease payments	1,055,913	120,294	9,815	1,186,022
Less: Interest	159,574	35,938	437	195,949
Present value of lease liabilities	$896,339	$84,356	$9,378	$990,073
Other supplemental information is (in thousands):

Lease Term and Discount Rate	May 3, 2025
Weighted-average remaining lease term
Operating leases	6.9 years
Finance leases	2.2 years
Weighted-average discount rate
Operating leases	5.3%
Finance leases	4.1%

	Three Months Ended
Supplemental Cash Flow Information	May 3, 2025	May 4, 2024
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$63,563	$51,173
New operating ROU assets obtained in exchange for lease liabilities	$92,537	$46,567

(4)    Earnings (Loss) per Share
The computation of basic and diluted net earnings (loss) per common share attributable to common stockholders is (in thousands, except per share data):

	Three Months Ended
	May 3, 2025	May 4, 2024
Net earnings (loss) attributable to Guess?, Inc.	$(32,928)	$13,022
Less net earnings attributable to nonvested restricted stockholders	212	318
Net earnings (loss) attributable to common stockholders	(33,140)	12,704
Remove expenses related to the convertible senior notes[1]	—	122
Net earnings (loss) attributable to common stockholders used in diluted computations	$(33,140)	$12,826

Weighted average common shares used in basic computations	51,375	52,908
Effect of dilutive securities:
Stock options and restricted stock units	—	1,538
Convertible senior notes	—	1,092
Weighted average common shares used in diluted computations	51,375	55,538

Net earnings (loss) per common share attributable to common stockholders:
Basic	$(0.65)	$0.24
Diluted	$(0.65)	$0.23
______________________________________________________________________
Notes:
1Expenses related to the convertible senior notes include interest expense, loss on extinguishment of debt and loss on fair value remeasurement for embedded derivative, as applicable, net of associated income tax effect.
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

	Three Months Ended
	May 3, 2025	May 4, 2024
Stock options and restricted stock units[1]	2,953,772	149,626
Convertible senior notes (as converted)	15,938,865	14,741,039
Total	18,892,637	14,890,665
______________________________________________________________________
Notes:
1During the three months ended May 3, 2025, 438,499 potentially dilutive shares were excluded given the Company’s net loss and 2,515,273 potentially dilutive shares were excluded because the assumed proceeds resulted in these awards being antidilutive. During the three months ended May 4, 2024, potentially dilutive shares were excluded because the assumed proceeds resulted in these awards being antidilutive.
Additionally, the Company excluded 517,704 and 300,000 nonvested stock units which were subject to the achievement of performance-based or market-based vesting conditions from the computation of diluted weighted average common shares and potential common shares outstanding because these conditions were not achieved as of May 3, 2025 and May 4, 2024, respectively.
There were no warrants related to the 2.00% convertible senior notes due April 2024 (the “2024 Notes”) outstanding as of May 3, 2025. Warrants related to the 2024 Notes to purchase approximately 1.3 million shares of the Company’s common shares at an adjusted strike price of $41.45 per share were outstanding as of

May 4, 2024. Warrants related to the 3.75% convertible senior notes due April 2028 (the “2028 Notes”, and together with the 2024 Notes, the “Notes”) to purchase approximately 16.0 million and 15.7 million shares of the Company’s common shares at adjusted strike prices of $37.13 and $37.89 per share were outstanding as of May 3, 2025 and May 4, 2024, respectively. During the three months ended May 3, 2025 and May 4, 2024, these warrants were excluded from the computation of diluted net earnings (loss) per share since the warrants’ strike prices were greater than the average market price of the Company’s common stock. See Note 11 - Convertible Senior Notes and Related Transactions for more information regarding the Notes and related hedge transactions.
(5)    Stockholders' Equity
Share Repurchase Program
On March 25, 2024, the Board of Directors authorized a $200 million share repurchase program (the “2024 Share Repurchase Program”). Repurchases under the 2024 Share Repurchase Program may be made on the open market or in privately negotiated transactions, pursuant to Rule 10b5-1 trading plans or other available means. There is no minimum or maximum number of shares to be repurchased under the program, and the program may be discontinued at any time without prior notice.
During the three months ended May 3, 2025, there were no share repurchases. During the three months ended May 4, 2024, the Company repurchased 0.3 million shares under its 2024 Share Repurchase Program at an aggregate cost of $10.3 million. As of May 3, 2025, the Company had remaining authority under the 2024 Share Repurchase Program to purchase approximately $139.8 million of its common stock.
Dividends
The following sets forth the cash dividend declared per share:

	Three Months Ended
	May 3, 2025	May 4, 2024
Cash dividend declared per share	$0.30	$2.55
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

Accumulated Other Comprehensive Income (Loss)
The changes in accumulated other comprehensive income (loss) (“AOCL”), net of related income taxes, are (in thousands):

	Foreign Currency Translation Adjustment	Derivative Financial Instruments Designated as Cash Flow Hedges	Defined Benefit Plans	Total

	Three Months Ended May 3, 2025
Balance at February 1, 2025	$(164,846)	$7,300	$(1,650)	$(159,196)
Gains (losses) arising during the period	38,481	(14,612)	(947)	22,922
Reclassification to net earnings (loss) for gains realized	—	(853)	(9)	(862)
Net other comprehensive income (loss)	38,481	(15,465)	(956)	22,060
Balance at May 3, 2025	$(126,365)	$(8,165)	$(2,606)	$(137,136)

	Three Months Ended May 4, 2024
Balance at February 3, 2024	$(136,115)	$(544)	$(351)	$(137,010)
Gains (losses) arising during the period	(2,993)	1,145	233	(1,615)
Reclassification to net earnings (loss) for (gains) losses realized	—	1,620	(43)	1,577
Net other comprehensive income (loss)	(2,993)	2,765	190	(38)
Balance at May 4, 2024	$(139,108)	$2,221	$(161)	$(137,048)

Details on reclassifications out of AOCL to net earnings (loss) are (in thousands):

	Three Months Ended		Location of (Gain) Loss Reclassified from AOCL into Earnings (Loss)
	May 3, 2025	May 4, 2024
Derivative financial instruments designated as cash flow hedges:
Foreign exchange currency contracts	$(958)	$2,045	Cost of product sales
Interest rate swap	—	(155)	Interest expense
Less income tax effect	105	(270)	Income tax benefit
	(853)	1,620
Defined benefit plans:
Net actuarial (gain) loss amortization	24	(3)	Other income, net
Prior service credit amortization	(45)	(40)	Other income, net
Less income tax effect	12	—	Income tax benefit
	(9)	(43)
Total reclassifications during the period	$(862)	$1,577

(6)    Accounts Receivable
Accounts receivable is summarized as follows (in thousands):

	May 3, 2025	Feb 1, 2025
Trade	$320,504	$353,375
Royalty	11,539	35,163
Other	7,366	9,277
Total accounts receivable	339,409	397,815
Less allowances	7,987	6,654
Accounts receivable, net	$331,422	$391,161
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
(7)    Inventories
Inventories consist of the following (in thousands):

	May 3, 2025	Feb 1, 2025
Raw materials	$4,202	$2,801
Finished goods	633,986	559,848
Inventories	$638,188	$562,649
The above balances include an allowance to write down inventories to the lower of cost or net realizable value of $29.8 million and $26.9 million as of May 3, 2025 and February 1, 2025, respectively.
(8)    Income Taxes
Effective Income Tax Rate
Income tax expense (benefit) for the interim periods is computed using the income tax rate estimated to be applicable for the full fiscal year, adjusted for discrete items. The Company’s effective income tax rate was a benefit of 17.3% for the three months ended May 3, 2025 compared to a benefit of negative 42% for the three months ended May 4, 2024. The change in the effective income tax rate was primarily due to a net $4.3 million unrealized loss during the three months ended May 3, 2025 compared to a net $38.5 million unrealized gain during the three months ended May 4, 2024 on the fair value remeasurement of derivatives related to the Company’s 2028 Notes and the related convertible note hedge, which was disregarded for income tax purposes.
Unrecognized Income Tax Benefit
The Company and its subsidiaries are subject to U.S. federal and foreign income tax, as well as income tax of multiple state and foreign local jurisdictions. From time-to-time, the Company is subject to routine income and other audits on various income tax matters around the world in the ordinary course of business. As of May 3, 2025, no income tax or other tax audits expected to have a material impact on the Company’s financial statements were ongoing.
As of May 3, 2025 and February 1, 2025, the Company had $41.8 million and $40.3 million, respectively, of aggregate accruals for uncertain income tax positions, including penalties and interest. This includes an accrual of $20.6 million, excluding interest and penalties, for a fiscal 2022 intra-entity transfer of intellectual property rights from certain U.S. entities to a wholly-owned Swiss subsidiary, substantially offset by the related deferred income tax benefit recorded by the Swiss subsidiary. The Company reviews and updates the estimates used in the accrual for uncertain income tax positions, as appropriate, as more definitive information or interpretations become available from income taxing authorities, and on the completion of income tax audits, the receipt of assessments, expiration of statutes of limitations, or occurrence of other events.
During fiscal 2021, the Company became aware of a foreign withholding income tax regulation that could be interpreted to apply to certain of its previous transactions. The Company currently does not expect its exposure, if any, will have a material impact on its consolidated financial position, results of operations or cash flows.
Indefinite Reinvestment Assertion
The Company has historically considered the undistributed earnings of its foreign subsidiaries to be indefinitely reinvested. As a result of the 2017 Tax Cuts and Jobs Act, the Company had a substantial amount of previously taxed earnings that could be distributed to the United States without additional U.S. taxation. As of May 3, 2025, the Company determined that approximately $300.0 million of such foreign earnings are not indefinitely reinvested. The incremental tax cost to repatriate these earnings to the United States is immaterial. The Company intends to indefinitely reinvest the remaining earnings from the Company’s foreign subsidiaries for which a deferred income tax liability has not already been recorded. The Company continues to evaluate its plans for reinvestment or repatriation of unremitted foreign earnings and regularly reviews its cash positions and determination of indefinite reinvestment of foreign earnings. If the Company determines that all or a portion of such foreign earnings are no longer indefinitely reinvested, the Company may be subject to additional foreign withholding taxes and U.S. state income taxes beyond the one-time transition tax.
(9)    Segment Information
The Company’s businesses are grouped into five reportable segments: Europe, Americas Retail, Americas Wholesale, Asia and Licensing. The Company’s Europe, Americas Retail, Americas Wholesale and Licensing reportable segments are the same as their respective operating segments. Certain components of the Company’s Asia operating segment are separate operating segments based on region, which have been aggregated into the Asia reportable segment for disclosure purposes. On April 2, 2024, the Company completed the rag & bone acquisition and integrated rag & bone into its existing segments for financial reporting purposes.
The Company’s Chief Executive Officer is the Chief Operating Decision Maker (“CODM”). The CODM evaluates segment performance based primarily on net revenues and earnings (loss) from operations before corporate performance-based compensation costs, asset impairment charges, net gains (losses) on lease modifications, separation charges, transaction costs, restructuring charges, gain on sale of assets and certain non-recurring credits (charges), if any. All intercompany revenues are eliminated in consolidation and are not reviewed when evaluating segment performance. Corporate overhead, asset impairment charges, net gains from lease modifications, interest income, interest expense and other income (expense) are evaluated on a consolidated basis and not allocated to the Company’s business segments. The CODM does not evaluate performance or allocate resources based on segment asset data, and therefore total segment assets are not presented. The CODM does not review any information regarding total assets on a reportable segment basis.

Segment information is summarized as follows (in thousands):

	Three Months Ended May 3, 2025
	Europe	Americas Retail	Americas Wholesale	Asia	Licensing	Total
Product sales[1]	$306,072	$157,198	$101,431	$58,105	$—	$622,806
Net royalties	—	—	—	—	24,995	24,995
Net revenue	306,072	157,198	101,431	58,105	24,995	647,801
Less[2]:
Cost of sales[3]	126,574	58,749	62,560	26,205	—	274,088
Store occupancy expense	46,179	39,629	7	12,029	—	97,844
Advertising expense[4]	11,054	5,335	1,011	1,325	1,468	20,193
Selling and merchandise expense	33,796	9,557	4,916	5,278	—	53,547
Store selling expense	40,621	38,534	84	6,353	—	85,592
General and administrative expense	29,303	12,509	8,683	4,681	134	55,310
Distribution expense	14,272	1,369	2,923	1,295	—	19,859
Other segment items[5]	13,162	8,024	1,096	2,732	374	25,388
Total segment earnings (loss) from operations	(8,889)	(16,508)	20,151	(1,793)	23,019	15,980

Reconciliation of segment earnings (loss) from operations to loss before income tax benefit:
Asset impairment charges						(6,089)
Net gains on lease modifications						236
Interest expense						(7,838)
Interest income						2,027
Other income, net						1,364
Unallocated corporate overhead expense[4]						(43,435)
Loss before income tax benefit						$(37,755)

	Three Months Ended May 4, 2024
	Europe	Americas Retail	Americas Wholesale	Asia	Licensing	Total
Product sales[1]	$283,873	$144,196	$62,128	$72,756	$—	$562,953
Net royalties	—	—	—	—	28,990	28,990
Net revenue	283,873	144,196	62,128	72,756	28,990	591,943
Less[2]:
Cost of sales[3]	115,881	53,932	35,944	30,282	—	236,039
Store occupancy expense	42,442	35,357	—	12,999	—	90,798
Advertising expense[4]	7,734	2,780	586	1,703	2,127	14,930
Selling and merchandise expense	31,316	7,452	3,107	8,268	—	50,143
Store selling expense	36,310	33,831	—	7,386	—	77,527
General and administrative expense	24,200	11,611	5,359	4,233	—	45,403
Distribution expense	14,098	1,536	2,074	1,349	—	19,057
Other segment items[5]	12,331	8,088	931	2,795	185	24,330
Total segment earnings (loss) from operations	(439)	(10,391)	14,127	3,741	26,678	33,716

Reconciliation of segment earnings (loss) from operations to earnings before income tax benefit:
Asset impairment charges						(1,141)
Interest expense						(6,374)
Interest income						3,648
Loss on extinguishment of debt						(1,952)
Other income, net						35,767
Unallocated corporate overhead expense[4]						(52,463)
Earnings before income tax benefit						$11,201
______________________________________________________________________
Notes:
1All intercompany revenues are eliminated in consolidation and are not reviewed when evaluating segment performance.
2The significant expense categories and amounts align with the segment-level information that is regularly provided to the Company’s CODM. All intercompany expenses are eliminated in consolidation and are not reviewed when evaluating segment performance.
3Cost of sales represents the cost of product sales excluding store occupancy expense, buying department expense, and retail occupancy distribution expense.
4During the three months ended May 3, 2025, the Company incurred a total of $25.3 million in advertising expenses, with $20.2 million allocated within the Company’s segments and $5.1 million included in unallocated corporate overhead expense. During the three months ended May 4, 2024, the Company incurred a total of $19.9 million in advertising expenses, with $14.9 million allocated within the Company’s segments and $5.0 million included in unallocated corporate overhead expense.
5Other segment items for each reportable segment include buying department expense, retail occupancy distribution expense, design expense, gain (loss) on equity method investment and stock compensation.

Depreciation and amortization by segment are summarized as follows (in thousands):

	Three Months Ended
	May 3, 2025	May 4, 2024
Europe	$8,978	$8,662
Americas Retail	5,325	3,820
Americas Wholesale	653	988
Asia	1,102	1,080
Corporate overhead	1,768	1,829
Total depreciation and amortization	$17,826	$16,379
Capital expenditures by segment are summarized as follows (in thousands):

	Three Months Ended
	May 3, 2025	May 4, 2024
Europe	$10,242	$6,482
Americas Retail	3,102	8,788
Americas Wholesale	6,166	3,739
Asia	541	1,257
Corporate overhead	1,856	834
Total capital expenditures	$21,907	$21,100
The below presents information regarding geographic areas in which the Company operated. Net revenue is classified primarily based on the country where the Company’s customer is located (in thousands):

	Three Months Ended
	May 3, 2025	May 4, 2024
Net Product Sales:
U.S.	$193,183	$142,852
Italy	53,788	57,542
Germany	38,196	33,228
South Korea	35,718	48,868
Spain	32,267	30,232
Canada	26,047	29,303
Other countries	243,607	220,928
Total product sales	622,806	562,953
Net royalties	24,995	28,990
Net revenue	$647,801	$591,943
Due to the seasonal nature of the Company’s business segments, the above net revenue and operating results are not necessarily indicative of the results that may be expected for the full fiscal year.

(10)    Borrowings and Finance Lease Obligations
Borrowings and finance lease obligations are summarized (in thousands):

	May 3, 2025	Feb 1, 2025
Term loans	$—	$2,507
Finance lease obligations	9,378	9,833
Borrowings under credit facilities	258,135	170,327
Other	9,383	8,949
Total debt and finance lease obligations	276,896	191,616
Less current installments	35,219	40,948
Long-term debt and finance lease obligations	$241,677	$150,668
Term Loans
The Company entered into term loans with certain banks primarily in Europe during fiscal 2021. These loans were primarily unsecured, incurred interest at annual rates ranging between 1.5% to 5.5% and matured during the three months ended May 3, 2025. As of February 1, 2025, the Company had outstanding borrowings of $2.5 million under these term loans. As of May 3, 2025, the Company had no outstanding borrowings under these term loans.
Finance Lease Obligations
The Company has entered into finance leases for equipment used in its European distribution centers. These finance lease agreements provide for monthly minimum lease payments and expire on various dates through May 2027 with an average effective interest rate of approximately 4%. As of May 3, 2025 and February 1, 2025, these finance lease obligations totaled $4.8 million and $5.0 million, respectively.
The Company also has smaller finance leases related primarily to computer hardware and software and other equipment. As of May 3, 2025 and February 1, 2025, these finance obligations totaled $4.6 million and $4.8 million, respectively.
Credit Facilities
Long-Term 2023 Credit Facility
During fiscal 2023, the Company amended and restated its senior secured asset-based revolving credit facility with Bank of America, N.A. and other lenders party thereto to extend the maturity date of the credit facility to December 20, 2027, among other changes (as amended, the “2023 Credit Facility”). In addition, the Company entered into agreements to amend the 2023 Credit Facility to permit, among other things, an exchange and subscription offering and a certain related transaction on each of April 12, 2023 and March 28, 2024. The 2023 Credit Facility previously provided for a borrowing capacity in an amount up to $150 million, which was increased in March 2024 by $50 million to a total borrowing capacity under the facility of up to $200 million. The borrowing facility includes a Canadian sub-facility of up to $20 million, subject to a borrowing base. Based on applicable accounts receivable, inventory and eligible cash, subject to certain allowances, the Company could have borrowed up to $174.4 million under the 2023 Credit Facility as of May 3, 2025. The 2023 Credit Facility has an option to expand the borrowing capacity by up to $100 million, subject to certain terms and conditions, including the willingness of existing or new lenders to assume such increased amount. The 2023 Credit Facility is available for direct borrowings and the issuance of letters of credit, subject to certain letters of credit sublimits, and may be used for repayment of debt, working capital and other general corporate purposes. As of May 3, 2025, the Company had $6.4 million in outstanding standby letters of credit, no outstanding documentary letters of credit and no outstanding borrowings under the 2023 Credit Facility. As of February 1, 2025, the Company had $6.1 million in outstanding standby letters of credit, no outstanding documentary letters of credit and no outstanding borrowings under the 2023 Credit Facility.
All obligations under the 2023 Credit Facility are unconditionally guaranteed by the Company and the Company’s existing and future domestic and Canadian subsidiaries, subject to certain exceptions, and are secured by a first priority lien on substantially all of the assets of the Company and such domestic and Canadian subsidiaries, as applicable.
Direct borrowings under the 2023 Credit Facility made by the Company and its domestic subsidiaries bear interest at the U.S. base rate plus an applicable margin (varying from 0.25% to 0.75%) or at Term Secured Overnight Financing Rate (“SOFR”) plus a spread adjustment plus an applicable margin (varying from 1.25% to 1.75%), provided that Term SOFR may not be less than zero. The U.S. base rate is based on the greater of (i) the U.S. prime rate, (ii) the federal funds rate, plus 0.5%, and (iii) Term SOFR plus a spread adjustment for a 30-day interest period, plus 1.0%, provided that the U.S. base rate may not be less than zero. Direct borrowings under the 2023 Credit Facility made by the Company’s Canadian subsidiaries bear interest at the Canadian prime rate plus an applicable margin (varying from 0.25% to 0.75%) or at the Term Canadian Overnight Repo Rate Average (“CORRA”) rate plus an applicable margin (varying from 1.25% to 1.75%), provided that the Term CORRA rate may not be less than zero. The Canadian rate is based on the greater of (i) the Canadian prime rate and (ii) the Term CORRA rate for a one-month interest period, plus 1.0%, provided that the Canadian prime rate may not be less than zero. The applicable margins are calculated quarterly and vary based on the average daily availability of the aggregate borrowing base. The Company is also obligated to pay certain commitment, letter of credit and other fees customary for a credit facility of this size and type.
The 2023 Credit Facility contains various annual sustainability key performance targets, the achievement of which would result in an adjustment to the interest margin ranging from a plus 5 basis points to a minus 5 basis points per year and the commitment fee ranging from plus 1 basis point to minus 1 basis point per year. The 2023 Credit Facility requires the Company to comply with a fixed charge coverage ratio on a trailing four-quarter basis if a default or an event of default occurs under the 2023 Credit Facility or availability under the 2023 Credit Facility falls below the greater of 10% of the aggregate borrowing base and $12.5 million. In addition, the 2023 Credit Facility contains customary covenants, including covenants that limit or restrict the Company and certain of its subsidiaries’ ability to incur liens, incur indebtedness, make investments, dispose of assets, make certain restricted payments, merge or consolidate and enter into certain transactions with affiliates. Upon the occurrence of an event of default under the 2023 Credit Facility, the lenders may cease making loans, terminate the 2023 Credit Facility and declare all amounts outstanding to be immediately due and payable. The 2023 Credit Facility specifies a number of events of default (some of which are subject to applicable grace or cure periods), including, among other things, non-payment defaults, covenant defaults, cross-defaults to other material indebtedness, bankruptcy and insolvency defaults, and material judgment defaults. The 2023 Credit Facility allows for both secured and unsecured borrowings outside of the 2023 Credit Facility up to specified amounts.
Long-Term 2024 Credit Facility
During fiscal 2023, the Company, through one of its wholly-owned European subsidiaries, entered into a credit agreement for a €250 million revolving credit facility with an initial five-year term. During the second quarter of fiscal 2025, the Company, through this European subsidiary, entered into agreements with certain lenders, which expanded the borrowing capacity under the credit agreement (as amended, the “2024 Credit Facility”) from €250 million to €350 million.
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

The 2024 Credit Facility contains various annual sustainability key performance targets, the achievement of which would result in an adjustment to the interest margin ranging from a plus 5 basis points to a minus 5 basis points per year. The 2024 Credit Facility includes a financial covenant requiring a maximum leverage ratio of the guarantor and its subsidiaries and also includes customary representations and warranties, affirmative and negative covenants and events of default. As of May 3, 2025, the Company had $231.6 million in outstanding borrowings and $163.8 million available for future borrowings under the 2024 Credit Facility. As of February 1, 2025, the Company had $139.8 million in outstanding borrowings and $222.7 million available for future borrowings under the 2024 Credit Facility.
Other Credit Facilities
The Company, through its Chinese subsidiary, maintains a short-term uncommitted bank borrowing agreement that provides for a borrowing capacity up to $30 million, primarily for working capital purposes. The Company had $23.4 million and $27.6 million in outstanding borrowings under this agreement as of May 3, 2025 and February 1, 2025, respectively.
The Company, through its Japanese subsidiary, maintains a short-term uncommitted bank borrowing agreement that provides for a borrowing capacity up to ¥1.0 billion ($6.9 million), primarily for working capital purposes. The Company had $3.1 million and $2.9 million in outstanding borrowings under this agreement as of May 3, 2025 and February 1, 2025, respectively.
Other
During fiscal 2025, a majority-owned subsidiary of Guess Europe Sagl entered into a $10.0 million credit facility agreement with the subsidiary’s noncontrolling interest holder with a December 31, 2026 maturity date. The Company had $6.1 million in outstanding borrowings under the credit facility as of May 3, 2025.
From time-to-time, the Company will obtain other financing in foreign countries for working capital to finance its local operations.
(11)    Convertible Senior Notes and Related Transactions
Exchange and Subscription Agreements
In April 2023, the Company issued $275 million principal amount of 3.75% convertible senior notes due 2028 (the “Initial 2028 Notes”) in a private placement pursuant to separate, privately negotiated exchange and subscription agreements with a limited number of holders of its 2024 Notes and certain other investors, in each case pursuant to exemptions from registration under the Securities Act of 1933, as amended. Pursuant to the exchange and subscription agreements, the Company exchanged approximately $184.9 million in aggregate principal amount of its 2024 Notes for $163.0 million in aggregate principal amount of Initial 2028 Notes and an aggregate of approximately $33.3 million in cash, representing accrued and unpaid interest and other consideration on the 2024 Notes, and issued $112.0 million aggregate principal amount of Initial 2028 Notes for cash at par. Immediately following the closing of the aforementioned April 2023 transactions, $115.1 million in aggregate principal amount of the 2024 Notes remained outstanding. In addition, the Company concurrently repurchased $42.8 million, including excise tax, of its common stock through broker-assisted market transactions, pursuant to the Company’s prior share repurchase program. The Company evaluated all April 2023 exchanges and determined approximately 74% of the exchanged notes were accounted for as extinguishment of debt and approximately 26% were accounted for as modification of debt. As a result of these transactions entered into during April 2023, the Company recognized a $7.7 million loss on extinguishment of debt during the first quarter of fiscal 2024.
In January 2024, the Company exchanged approximately $67.1 million of its 2024 Notes for approximately $64.8 million of additional 3.75% convertible senior notes due 2028 (the “January Additional 2028 Notes”) in privately negotiated exchange and subscription agreements with a limited number of holders of its 2024 Notes. The January Additional 2028 Notes have the same terms, constitute a single series with, and have the same CUSIP number as the Initial 2028 Notes. The January Additional 2028 Notes were initially recorded at fair value of approximately $71.9 million upon the exchange. Immediately following the closing of these January 2024 transactions, approximately $48.1 million of the 2024 Notes remained outstanding and classified within current liabilities. In addition, the Company concurrently repurchased $21.3 million, including excise tax, of its common stock through broker-assisted market transactions, pursuant to the Company’s prior share repurchase program. The Company evaluated all January 2024 exchanges and determined that all of the exchanged notes were accounted for as extinguishment of debt. As a result of these transactions entered into during January 2024, the Company recognized a $4.7 million loss on extinguishment of debt during the fourth quarter of fiscal 2024.
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
The 2028 Notes are convertible in certain circumstances into cash, shares of the Company’s common stock, or a combination of cash and shares of the Company’s common stock, at the Company’s election, at an initial conversion rate of 40.4858 shares of common stock per $1,000 principal amount of 2028 Notes, which is equivalent to an initial conversion price of approximately $24.70 per share, subject to adjustment upon the occurrence of certain events. In accordance with the terms of the 2028 Indenture, the Company has adjusted the conversion rate and the conversion price of the 2028 Notes for quarterly dividends exceeding $0.225 per share (the conversion price is approximately $21.94 per share as of May 3, 2025). Prior to November 15, 2027, the 2028 Notes are convertible only upon the occurrence of certain events and during certain periods, and thereafter, at any time until the close of business on the second scheduled trading day immediately preceding the maturity date of the 2028 Notes.
The 2028 Notes are not redeemable prior to maturity, unless certain significant corporate events occur, and no sinking fund is provided for the 2028 Notes. As of May 3, 2025, none of the conditions allowing holders of the 2028 Notes to convert had been met. The Company expects to settle the principal amount of the 2028 Notes in fiscal 2029 in cash and any excess in shares.
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
The 2028 Indenture contains certain other customary terms and covenants, including that upon certain events of default occurring and continuing either the 2028 Trustee or the holders of at least 25% in principal amount of the outstanding 2028 Notes may declare 100% of the principal of, and accrued and unpaid interest on, all the 2028 Notes to be due and payable.
In connection with the exchange of the 2024 Notes in January 2024 and March 2024, the conversion feature embedded in the Additional 2028 Notes failed to satisfy the requirements for the derivative scope exception for contracts indexed to the Company’s own stock. The conversion feature of the Additional 2028 Notes required bifurcation from the host contract. The embedded derivative was measured at fair value of $1.3 million as of May 3, 2025. As of the transaction dates, a total debt discount of $11.8 million was recorded as the excess of the principal amount of the Additional 2028 Notes over the fair value of the host contract.
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
In April 2024, upon maturity of the 2024 Notes, the Company settled the remaining $33.5 million principal amount of the 2024 Notes for $33.3 million in cash and 122,313 shares of common stock. The Company also exercised the convertible note hedge in connection with the remaining 2024 Notes and received 90,729 shares of common stock, which were recorded at fair value on settlement. As of May 3, 2025 and February 1, 2025, there were no 2024 Notes outstanding.

The 2028 Notes consist of the following (in thousands):

	May 3, 2025	Feb 1, 2025
Initial 2028 Notes
Principal	$275,000	$275,000
Unamortized debt discount and issuance costs[2,3]	(5,830)	(6,290)
Net carrying amount	$269,170	$268,710
Fair value, net[1]	$251,510	$249,339
Additional 2028 Notes
Principal	$76,947	$76,947
Unamortized debt discount and issuance costs[3]	(10,757)	(11,590)
Embedded derivative[4]	1,270	2,460
Net carrying amount	$67,460	$67,817
Fair value, net[1]	$62,518	$62,397
Net carrying amount of Initial and Additional 2028 Notes	$336,630	$336,527
______________________________________________________________________
Notes:
1The fair value of the Notes is determined based on inputs that are observable in the market and have been classified as Level 2 in the fair value hierarchy. See Note 16 - Fair Value Measurements for further information regarding the fair value measurement of the Notes.
2The unamortized debt discount related to the Initial 2028 Notes is due to the result of the modification accounting for a portion of the exchanged notes. This discount represents both an increase in the fair value of the embedded conversion feature, which is calculated as the difference between the fair value of the embedded conversion feature immediately before and after the exchange, and cash paid to modified noteholders. The change in conversion feature value reduces the carrying amount of the convertible debt instrument with a corresponding increase in paid-in capital. The additional cash paid to modified noteholders increased the debt discount. This debt discount is being amortized to interest expense over five years.
3For each of the three months ended May 3, 2025 and May 4, 2024, the weighted average effective interest rate including amortization of debt discount and issuance costs was 4.5% and 9.3% for the Initial 2028 Notes and Additional 2028 Notes, respectively.
4The fair value of the embedded derivative is measured using significant unobservable inputs and is classified as Level 3 in the fair value hierarchy. See Note 16 - Fair Value Measurements for further information regarding the fair value measurement of the embedded derivative.
Interest expense for the Notes for the three months ended May 3, 2025 and May 4, 2024 consists of the following (in thousands):

	Three Months Ended
	May 3, 2025	May 4, 2024
2024 Notes
Coupon interest	$—	$334
Amortization of debt discount and issuance costs	—	28
Total	$—	$362
Initial 2028 Notes
Coupon interest	$2,578	$2,578
Amortization of debt discount and issuance costs	461	436
Total	$3,039	$3,014
Additional 2028 Notes
Coupon interest	$721	$646
Amortization of debt discount and issuance costs	832	662
Total	$1,553	$1,308
Convertible Bond Hedge and Warrant Transactions
In April 2023, in connection with the offering of the Initial 2028 Notes, the Company entered into convertible note hedge transactions whereby the Company had the option to purchase a total of approximately 11.1 million shares of its common stock at an initial strike price of approximately $24.70 per share (the “Initial

2028 Bond Hedge”). The total cost of the Initial 2028 Bond Hedge transactions was $51.8 million. In addition, the Company sold warrants whereby the holders of the warrants had the option to purchase a total of approximately 11.1 million shares of the Company’s common stock at an initial strike price of $41.80 per share (the “Initial 2028 Warrants”). The Company received $20.2 million in cash proceeds from the sale of these warrants. Both the number of shares underlying the Initial 2028 Bond Hedge and the Initial 2028 Warrants and the strike price of the instruments are subject to customary adjustments. In accordance with the original terms of the Initial 2028 Bond Hedge confirmations and the Initial 2028 Warrants confirmations, the Company has adjusted the strike prices with respect to the Initial 2028 Bond Hedge and the Initial 2028 Warrants for quarterly dividends exceeding $0.225 per share (approximately $21.94 per share and $37.13 per share, respectively, as of May 3, 2025). The purchase of the Initial 2028 Bond Hedge is intended to offset dilution from the conversion of the Initial 2028 Notes to the extent the market price per share of the Company’s common stock exceeds the then-applicable strike price of the Initial 2028 Bond Hedge. The warrant transaction may have a dilutive effect with respect to the Company’s common stock to the extent the market price per share of the Company’s common stock exceeds the then-applicable strike price of the warrants. In April 2023, the Initial 2028 Bond Hedge and the Initial 2028 Warrants were recorded in stockholders’ equity, were not accounted for as derivatives and were not remeasured each reporting period.
Concurrently, in connection with the retirement of $184.9 million in principal amount of the 2024 Notes in April 2023, the Company entered into Partial Termination Agreements with certain financial institutions to unwind a portion of the convertible note hedge transactions and warrant transactions the Company had entered into in connection with the issuance of the 2024 Notes. The terminated portion is in a notional amount corresponding to the amount of exchanged 2024 Notes. As a result, the Company received $7.2 million, which reduced the number of purchase options to approximately 4.6 million shares of common stock at an adjusted strike price of approximately $24.92 per share. Additionally, the Company paid $1.0 million related to terminated warrants, which reduced the number of shares that may be purchased pursuant to the warrants to 4.6 million shares of common stock at an adjusted strike price of approximately $45.31 per share. This transaction resulted in a $6.2 million net increase in paid-in capital in the Company’s condensed consolidated balance sheets as of April 29, 2023. For the remaining portion of the convertible note hedge transactions and warrant transactions entered into in connection with the 2024 Notes, both the number of shares underlying the instruments and the strike price of the instruments were subject to customary adjustments pursuant to their original terms. In accordance with the original terms of the convertible note hedge confirmations and warrant confirmations, the Company had adjusted the strike prices with respect to the convertible note hedges and warrants for quarterly dividends exceeding $0.1125 per share. The remaining convertible note hedges and warrant transactions continued to serve to partially offset the potential dilution arising from the conversion of the 2024 Notes that remained outstanding.
In connection with the exchange of the 2024 Notes in January 2024 and March 2024, the Company purchased incremental bond hedges (the “Additional 2028 Bond Hedge”, together with the Initial 2028 Bond Hedge, the “2028 Bond Hedge”) and sold incremental warrants (the “Additional 2028 Warrants”) with the same terms and conditions as the Initial 2028 Bond Hedge and the Initial 2028 Warrants, each with a notional amount equal to the notional amount of the Additional 2028 Notes. The Company paid premiums of $16.2 million and $6.5 million to purchase the Additional 2028 Bond Hedge in January 2024 and March 2024, respectively, and received $5.8 million and $3.7 million for the issuance of the Additional 2028 Warrants in January 2024 and March 2024, respectively. The Additional 2028 Bond Hedge purchased and the Additional 2028 Warrants issued have terms that are identical to the Initial 2028 Bond Hedge and the Initial 2028 Warrants, except the notional amounts match the number of shares issuable upon conversion of the Additional 2028 Notes. Similarly, in connection with the retirement of $67.1 million and $14.6 million in principal amount of the 2024 Notes in January 2024 and March 2024, respectively, the Company entered into Partial Termination Agreements with certain financial institutions to unwind a portion of the convertible note hedge transactions and warrant transactions the Company had entered into in connection with the issuance of the 2024 Notes. The terminated portion is in a notional amount corresponding to the amount of exchanged 2024 Notes. As a result, the Company received $1.9 million and $1.3 million for the unwind of the convertible bond hedge in January 2024 and March 2024, respectively, and paid $0.1 million and $0.5 million for the unwind of the warrants in January 2024 and March 2024, respectively. These transactions in January 2024 and March 2024 resulted in net increases of $1.8 million and $0.8 million, respectively, in paid-in capital in the Company’s condensed consolidated balance sheets as of May 4, 2024. As a result of the unwind transactions, the convertible note hedge transactions and warrant transactions that remained outstanding had a notional amount of approximately 1.3 million shares of common stock, corresponding to the number of shares into which the remaining 2024 Notes were convertible. In addition, upon maturity of the 2024 Notes in April 2024, the Company exercised the convertible note hedge in connection with the remaining 2024 Notes, and there was no outstanding convertible note hedge as of May 3, 2025. The warrant transactions had expired and there were no outstanding warrants related to the 2024 Notes as of May 3, 2025.
The Additional 2028 Warrants meet the scope exception for derivatives indexed to and settled in the Company’s own stock. Therefore, the Additional 2028 Warrants are recorded in stockholders’ equity, are not accounted for as derivatives and are not remeasured each reporting period. The Additional 2028 Bond Hedge does not qualify for the scope exception for derivatives indexed to the Company’s own stock because the settlement of the Additional 2028 Bond Hedge is indexed to the same inputs as the settlement of the Additional 2028 Notes which do not qualify for the scope exception. Additionally, in connection with the purchase of the Additional 2028 Bond Hedge, the Initial 2028 Bond Hedge was modified and merged with the Additional 2028 Bond Hedge. The result is that the Initial 2028 Bond Hedge no longer qualifies for the derivative scope exception for contracts indexed to the Company’s own stock. As a result, in January 2024, the Company recognized a derivative asset of $84.7 million for the 2028 Bond Hedge in other assets in the Company’s condensed consolidated balance sheets, of which $16.2 million related to the Additional 2028 Bond Hedge purchased for cash and $68.5 million related to the reclassification of the pre-existing Initial 2028 Bond Hedge, which resulted in an increase of $68.5 million in paid-in capital in the Company’s condensed consolidated balance sheet. The 2028 Bond Hedge is subsequently required to be remeasured to fair value each reporting period with changes in fair value recognized in net earnings (loss).
(12)    Share-Based Compensation
The following summarizes the share-based compensation expense recognized under all of the Company’s stock plans (in thousands):

	Three Months Ended
	May 3, 2025	May 4, 2024
Stock awards/units	$5,467	$4,600
Employee Stock Purchase Plan	59	91
Total share-based compensation expense	$5,526	$4,691
As of May 3, 2025, there was no unrecognized compensation cost related to nonvested stock options and approximately $38.6 million of unrecognized compensation cost related to nonvested stock awards/units. This cost is expected to be recognized over a weighted average period of two years.
Annual Grants
On April 10, 2025, the Company granted 284,900 nonvested stock awards/units to its employees.
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

The following summarizes the activity for nonvested performance-based units during the three months ended May 3, 2025:

	Number of Units	Weighted Average Grant Date Fair Value
Nonvested at February 1, 2025	348,038	$18.84
Granted	—	$—
Vested	(39,083)	$19.19
Forfeited	(117,249)	$19.19
Nonvested at May 3, 2025	191,706	$18.56
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
The following summarizes the activity for nonvested market-based units during the three months ended May 3, 2025:

	Number of Units	Weighted Average Grant Date Fair Value
Nonvested at February 1, 2025	783,587	$20.18
Granted	—	$—
Vested	(47,054)	$14.66
Forfeited	(109,791)	$14.66
Nonvested at May 3, 2025	626,742	$21.56
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
Leases
The Company leases warehouse and administrative facilities from certain of the Marciano Entities. There were five of these leases in effect as of May 3, 2025 with expiration or option exercise dates ranging from calendar years 2026 to 2037, including two leases with respect to the Company’s North American corporate offices in Los Angeles, California (the “Los Angeles Location”), a lease for the Company’s Canadian warehouse and administrative facility in Montreal, Quebec (the “Montreal Location”), a lease for the Company’s showroom and office space in Paris, France (the “Paris Location”) and a lease for the Company’s second showroom in Paris, France (the “Second Paris Location”).
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

In April 2025, the Company (through a wholly-owned European subsidiary) entered into an additional lease agreement for a second showroom in Paris, to be used primarily for rag & bone and the Company’s handbags business (the “Second Paris Location”). The Marciano Entities have an approximate 66.7% ownership interest in the Second Paris Location, with each of Mr. Maurice Marciano and Mr. Paul Marciano having an approximate 33.3% ownership interest. The lease term is ten years for an annual rent of €450,000 ($508,500) per year.
Aggregate lease costs recorded under the leases for the Los Angeles Location were $2.0 million and $1.9 million for the three months ended May 3, 2025 and May 4, 2024, respectively. The Marciano Entities have a 100% ownership interest in the Los Angeles Location, with Mr. Maurice Marciano having a 56.3% ownership interest and Mr. Paul Marciano having a 43.7% ownership interest. Accordingly, Mr. Maurice Marciano’s interest in the lease amounts for the Los Angeles Location were $1.1 million for each of the three months ended May 3, 2025 and May 4, 2024. Mr. Paul Marciano’s interest in the lease amounts for the Los Angeles Location were $0.9 million and $0.8 million for the three months ended May 3, 2025 and May 4, 2024, respectively.
Aggregate lease costs recorded under the lease for the Montreal Location were $0.1 million for each of the three months ended May 3, 2025 and May 4, 2024. The Marciano Entities have a 100% ownership interest in the Montreal Location, with each of Mr. Maurice Marciano and Mr. Paul Marciano having a 50% ownership interest. Accordingly, the interests in the lease amounts for the Montreal Location for each of Mr. Maurice Marciano and Mr. Paul Marciano were approximately $51,000 and $54,000 for the three months ended May 3, 2025 and May 4, 2024, respectively.
Aggregate lease costs recorded under the lease for the Paris Location were $0.3 million for each of the three months ended May 3, 2025 and May 4, 2024. The Marciano Entities have an approximate 66.7% ownership interest in the Paris Location, with each of Mr. Maurice Marciano and Mr. Paul Marciano having an approximate 33.3% ownership interest. Accordingly, the interests in the lease amounts for the Paris Location for each of Mr. Maurice Marciano and Mr. Paul Marciano were approximately $0.1 million for each of the three months ended May 3, 2025 and May 4, 2024.
Aggregate lease costs recorded under the lease for the Second Paris Location were $13,000 for the three months ended May 3, 2025. The Marciano Entities have an approximate 66.7% ownership interest in the Second Paris Location, with each of Mr. Maurice Marciano and Mr. Paul Marciano having an approximate 33.3% ownership interest. Accordingly, the interests in the lease amounts for the Second Paris Location for each of Mr. Maurice Marciano and Mr. Paul Marciano were approximately $4,000 for the three months ended May 3, 2025.
The Company believes that, at the time it entered into the related party leases, the terms of such leases were no less favorable to the Company than would have been available from unaffiliated third parties. Refer to Note 3 - Lease Accounting for more information on lease commitments.
Aircraft Arrangements
The Company periodically charters aircraft owned by certain of the Marciano Entities through informal arrangements with such Marciano Entities and independent third-party management companies contracted by such Marciano Entities to manage their aircraft. The Marciano Entities have a 100% ownership interest in the aircraft, with each of Mr. Maurice Marciano and Mr. Paul Marciano having a 50% ownership interest. The total fees paid by the Company to the independent third-party management companies under these arrangements for the three months ended May 3, 2025 and May 4, 2024 were approximately $1.1 million and $1.0 million, respectively. The approximate dollar value of the amount of each of Mr. Maurice Marciano’s and Mr. Paul Marciano’s interest in these transactions was approximately $0.5 million and $0.4 million for the three months ended May 3, 2025 and May 4, 2024, respectively. The Company believes that the terms of the charter arrangements are no less favorable to the Company than would have been available from unaffiliated third parties.

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
In fiscal 2021, the Company provided the Footwear Company with a $2.0 million revolving credit facility at an annual interest rate of 2.75% and a maturity date of November 2023. In October 2023, the Company and the Footwear Company amended the revolving credit facility to extend the term by three years to November 30, 2026 and to adjust the interest rate, effective December 1, 2023, to a floating rate equal to the one-month term SOFR plus 1.75% per annum. As of May 3, 2025 and February 1, 2025, the Company had a note receivable of $1.8 million and $1.4 million, respectively, included in other assets in its consolidated balance sheets related to outstanding borrowings by the Footwear Company under this revolving credit facility.
In May 2022, the Company entered into a Fulfillment Services Agreement with the Footwear Company under which the Company provides certain fulfillment services for the Footwear Company’s U.S. wholesale and e-commerce businesses from the Company’s U.S. distribution center on a cost-plus 5% basis. The Footwear Company also pays rent to the Company for the use of a small office space in the Company’s Los Angeles Location. In June 2022, the Company (through a wholly-owned Swiss subsidiary) entered into a Distributorship Agreement with the Footwear Company under which the Company was designated as the exclusive distributor (excluding e-commerce) for the Footwear Company in the European Union and other specified countries. The Distributorship Agreement provided for (i) the Company to receive a 35% discount from the Footwear Company’s wholesale prices, (ii) no minimum sales requirements or advertising spending requirements for the Company, (iii) an initial 15-month term with annual renewals thereafter, and (iv) other standard terms and conditions for similar arrangements. In May 2023, the Distributorship Agreement was amended to (i) reflect a reduction in the amount of sales services to be performed by the Company, (ii) revise the wholesale discount to 22%, and (iii) provide an annual 2% advertising commitment by the Company. During the three months ended May 3, 2025, the Company received less than $3,000 in fees with respect to the U.S. fulfillment services and approximately $3,600 in fees with respect to office rent and the Company paid approximately $70,000 related to the Distributorship Agreement. During the three months ended May 4, 2024, the Company received no fees with respect to the U.S. fulfillment services or the office rent, and the Company paid approximately $173,000 related to the Distributorship Agreement.
In April 2025, the Company (through a wholly owned subsidiary) began an arrangement with the Footwear Company to regularly sell footwear products in rag & bone retail stores (the “Arrangement”). During the three months ended May 3, 2025, the Company did not pay any fees related to the Arrangement.
Vendor Purchases
The Company purchases faux fur products from a privately-held fashion accessories company (the “Fashion Company”). The Marciano Entities have a 16% ownership interest in the Fashion Company, with each of Mr. Maurice Marciano and Mr. Paul Marciano having an 8% ownership interest. In addition, Carlos Alberini, Chief Executive Officer of the Company, has a 4% ownership interest in the Fashion Company. The total payments made by the Company to the Fashion Company were approximately $0.2 million and $0.4 million for the three months ended May 3, 2025 and May 4, 2024, respectively. Based on their respective ownership interests in the Fashion Company, the approximate dollar value of the amount of each individual’s interest in these transactions were approximately (i) for each of Mr. Maurice Marciano and Mr. Paul Marciano, $13,000 and $29,000 for the three months ended May 3, 2025 and May 4, 2024, respectively, and (ii) for Mr. Alberini, $6,000 and $15,000 for the three months ended May 3, 2025 and May 4, 2024, respectively. The Company believes that the price paid by the Company for the Fashion Company’s products and the terms of the transactions between the Company and the Fashion Company have not been affected by this passive investment of Messrs. Marciano and Mr. Alberini in the Fashion Company.

Charitable Donations
The Company has periodically made donations to Smile Project, a charitable organization of which director Elsa Michael is co-founder and president, consisting of monetary donations made through Guess Foundation (Italy) and product donations made by one of the Company’s European subsidiaries. Ms. Michael does not receive any compensation in connection with her work with Smile Project. There were no donations made by the Company to Smile Project during the three months ended May 3, 2025 and May 4, 2024.
(14)    Commitments and Contingencies
Investment Commitments
As of May 3, 2025, the Company had an unfunded commitment to invest €3.1 million ($3.5 million) in certain private equity funds. Refer to Note 16 - Fair Value Measurements for further information.
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
The Company has received customs tax assessment notices from the Italian Customs Agency (“ICA”) regarding its customs tax audit of one of the Company’s European subsidiaries for the period from July 2010 through December 2012. Such assessments totaled €9.8 million ($11.1 million), including potential penalties and interest through such assessment dates. The Company strongly disagreed with the ICA’s positions and therefore filed appeals with the Milan First Degree Tax Court (“MFDTC”). Those appeals were split into a number of different cases that were then heard by different sections of the MFDTC. The MFDTC ruled in favor of the Company on all of these appeals. The ICA subsequently appealed €9.7 million ($11.0 million) of these favorable MFDTC judgments with the Appeals Court. As of May 3, 2025, €8.5 million ($9.6 million) have been decided in favor of the Company and €1.2 million ($1.4 million) have been decided in favor of the ICA. The Company believes that the unfavorable Appeals Court ruling is incorrect and inconsistent with the prior rulings on similar matters by both the MFDTC and other judges within the Appeals Court and has appealed the decision to the Italian Supreme Court. The ICA has appealed most of the favorable Appeals Court rulings to the Italian Supreme Court. As of May 3, 2025, of the cases that have been appealed to the Supreme Court, €1.5 million ($1.7 million) have been decided in favor of the Company based on the merits of the case and €0.2 million ($0.2 million) have been remanded back to the lower court for further consideration. There can be no assurances that the Company will be successful in the remaining appeals. It also continues to be possible that the Company will receive similar or even larger assessments for periods subsequent to December 2012 or other claims or charges (including additional interest amounts) related to the matter in the future. Although the Company believes that it has a strong position and will continue to vigorously defend this matter, it is unable to predict with certainty whether or not these efforts will ultimately be successful or whether the outcome will have a material impact on the Company’s financial position, results of operations or cash flows.
On January 11, 2022, Legion Partners Holdings, LLC (“Legion”), a stockholder of the Company’s common stock, sent two letters to the Board of Directors of Guess (the “Board”). One letter sought books and records pursuant to Section 220 of the Delaware General Corporation Law (the “220 Demand”) to purportedly investigate potential breaches of fiduciary duties by the Board in connection with the Board’s renomination of Mr. Maurice Marciano to the Board and certain related party transactions. The second letter demanded that the Board take action to cause the Company to investigate and commence legal proceedings for breach of fiduciary duty claims the Company may have in connection with alleged misconduct of Mr. Paul Marciano, the Board’s oversight of and response to such alleged misconduct, and the Board’s review and approval of certain related-

party transactions (the “Litigation Demand”). On January 31, 2022, the Company responded to both letters informing Legion that the Company was reviewing the formation of a committee in response to the Litigation Demand and detailing the deficiencies with the 220 Demand under Delaware law, including that Legion failed to state a proper purpose and that the scope of Legion’s requested books and records was overbroad. The Company subsequently formed a Demand Review Committee, which engaged in a review of the matters detailed in the Litigation Demand.
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
On September 29, 2023, the Company and all defendants in the ERSRI action entered into a Stipulation and Agreement of Compromise, Settlement, and Release (the “Stipulation”), which was approved by the Court on January 4, 2024 and resolved all claims asserted against all defendants in the ERSRI action without any admission or finding of wrongdoing attributed to them personally or to the Company. Under the terms of the Stipulation, the Company is in the process of implementing certain governance and compliance enhancements. Pursuant to the Stipulation, the Company has appointed two new independent directors to the Board, including one selected by ERSRI and mutually agreed to by the Company, and established a Diversity, Equity, and Inclusion Council (the “DEI Council”). The Stipulation also includes certain agreements by Mr. Paul Marciano relating to meetings or activities with current or prospective Company models. In addition to the governance enhancements, pursuant to the Stipulation, (a) the defendants in the ERSRI action caused the Company to receive (i) a payment of $22 million upon Court approval of the settlement, and (ii) the right to receive an additional payment of $8 million contingent on the recovery from the insurers currently being sought by the Company and the insureds in pending litigation against the insurers, and (b) the Company paid an attorney’s fee award to ERSRI’s counsel. The $22 million received by the Company and the related attorney’s fee award under the terms of the Stipulation was accounted for by the Company when approved by the Court.
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
On June 3, 2023, the Company received a letter from an individual seeking to settle certain claims against Mr. Paul Marciano and the Company relating to allegations of improper treatment of the individual by Mr. Paul Marciano. The letter did not make an assertion of damages. The individual was initially represented by the same attorney who represented plaintiffs in similar actions in 2021 and 2022, which were settled out of court in

2022 to avoid the cost of litigation and without admitting liability or fault. The individual subsequently retained a different attorney. No complaint was filed with respect to the allegations in the June 2023 letter, and though Mr. Paul Marciano and the Company disputed the allegations, in order to avoid the cost of litigation and without admitting liability or fault, Mr. Paul Marciano and the Company entered into a settlement agreement with the individual who sent the June 2023 letter, resolving the claims for an aggregate total amount of $290,000 in June 2025.
Redeemable Noncontrolling Interests
The Company is party to a put arrangement with respect to the common securities that represent the remaining noncontrolling interest for its majority-owned subsidiary, Guess Brasil Comércio e Distribuição S.A. (“Guess Brazil”). The put arrangement for Guess Brazil, representing 40% of the total outstanding equity interest of that subsidiary, may be exercised at the discretion of the noncontrolling interest holder by providing written notice to the Company every third anniversary beginning in March 2019, subject to certain time restrictions. The redemption value of the Guess Brazil put arrangement is based on a multiple of Guess Brazil’s earnings before interest, taxes, depreciation and amortization subject to certain adjustments and is classified as a redeemable noncontrolling interest outside of permanent equity in the Company’s consolidated balance sheets. As of both May 3, 2025 and February 1, 2025, the carrying value of the redeemable noncontrolling interest related to Guess Brazil was $0.4 million.
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
In November 2022, the Minority Holder exercised the Put Option, triggering a contractual obligation for the Company to purchase the Minority Holder’s 30% interest in Guess CIS. Following a comprehensive review of the various economic sanctions imposed by the United States and European governments with respect to Russia, and obtaining guidance from the U.S. Department of the Treasury’s Office of Foreign Assets Control, the Company determined that its acquisition of the Minority Holder’s 30% interest in Guess CIS pursuant to the Company’s pre-sanctions contractual obligation to fulfill the Minority Holder’s exercise of the Put Option was not prohibited by current economic sanctions, including the U.S. ban on new investment in Russia. As such, following the exercise of the Put Option by the Minority Holder, the Company and the Minority Holder entered into an agreement to proceed with the Company’s acquisition of the Minority Holder’s 30% interest in Guess CIS for a purchase price of €8.0 million, subject to the formal approval of the acquisition by the relevant Russian government commission and certain other customary conditions. This formal approval was received, and the purchase was completed in May 2023. As a result of this transaction, there was no redeemable noncontrolling interest related to Guess CIS as of both May 3, 2025 and February 1, 2025.
A reconciliation of the total carrying amount of redeemable noncontrolling interests is (in thousands):

	Three Months Ended
	May 3, 2025	May 4, 2024
Beginning balance	$368	$522
Foreign currency translation adjustment	29	(21)
Ending balance	$397	$501

(15)    Defined Benefit Plans
Supplemental Executive Retirement Plan
The Company’s Supplemental Executive Retirement Plan (“SERP”) provides select employees who satisfy certain eligibility requirements with certain benefits upon retirement, termination of employment, death, disability or a change in control of the Company, in certain prescribed circumstances. As a non-qualified pension plan, no dedicated funding of the SERP is required; however, the Company has made periodic payments into insurance policies held in a rabbi trust to fund the expected obligations arising under the non-qualified SERP. The cash surrender values of the insurance policies were $63.4 million and $63.8 million as of May 3, 2025 and February 1, 2025, respectively, and were included in other assets in the Company’s condensed consolidated balance sheets. As a result of changes in the value of the insurance policy investments, the Company recorded unrealized gains of $0.2 million and unrealized losses of $0.2 million in other income (expense) during the three months ended May 3, 2025 and May 4, 2024, respectively. The projected benefit obligation was $33.6 million and $33.8 million as of May 3, 2025 and February 1, 2025, respectively, and was included in accrued expenses and other current liabilities and other long-term liabilities in the Company’s condensed consolidated balance sheets depending on the expected timing of payments. SERP benefit payments of $0.6 million and $0.5 million were made during the three months ended May 3, 2025 and May 4, 2024, respectively.
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
As of May 3, 2025 and February 1, 2025, the foreign pension plans had a total projected benefit obligation of $72.9 million and $65.3 million, respectively, and plan assets held in independent investment fiduciaries of $59.7 million and $53.5 million, respectively. The net liability of $13.2 million and $11.8 million was included in other long-term liabilities in the Company’s condensed consolidated balance sheets as of May 3, 2025 and February 1, 2025, respectively.
The components of net periodic defined benefit pension cost related to the Company’s defined benefit plans are (in thousands):

	SERP	Foreign Pension Plans	Total
	Three Months Ended May 3, 2025
Service cost	$—	$1,324	$1,324
Interest cost	439	157	596
Expected return on plan assets	—	(193)	(193)
Net amortization of unrecognized prior service credit	—	(45)	(45)
Net amortization of actuarial (gains) losses	(114)	138	24
Net periodic defined benefit pension cost	$325	$1,381	$1,706

	Three Months Ended May 4, 2024
Service cost	$—	$1,059	$1,059
Interest cost	441	241	682
Expected return on plan assets	—	(215)	(215)
Net amortization of unrecognized prior service credit	—	(40)	(40)
Net amortization of actuarial (gains) losses	(43)	40	(3)
Net periodic defined benefit pension cost	$398	$1,085	$1,483

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
The following presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements				Fair Value Measurements
	at May 3, 2025				at Feb 1, 2025
Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Foreign exchange currency contracts	$—	$15	$—	$15	$—	$10,467	$—	$10,467
2028 Bond Hedge	—	—	5,809	5,809	—	—	11,252	11,252
Total	$—	$15	$5,809	$5,824	$—	$10,467	$11,252	$21,719
Liabilities:
Foreign exchange currency contracts	$—	$15,258	$—	$15,258	$—	$8	$—	$8
Embedded derivative	—	—	1,270	1,270	—	—	2,460	2,460
Deferred compensation obligations	—	18,487	—	18,487	—	18,978	—	18,978
Total	$—	$33,745	$1,270	$35,015	$—	$18,986	$2,460	$21,446
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

The fair values of the embedded derivative and the 2028 Bond Hedge related to the Additional 2028 Notes were initially measured based on the observed transactions. Subsequent fair values are measured using a binomial lattice model utilizing observable inputs (e.g., the Company’s stock price) and unobservable inputs (e.g., the expected volatility and instrument specific credit spread) that cause the valuation measurements to be classified as Level 3. The following assumptions were used within the model:

Valuation Assumptions	May 3, 2025	Feb 1, 2025
Expected volatility	30%	30%
Risk-free interest rate	3.8%	4.3%
Credit spread	3.2%	3.2%
Dividend yield	10.6%	9.1%
Term to maturity	3.0 years	3.2 years
Stock price	$11.36	$12.91
As of May 3, 2025, if the expected volatility were increased to 40%, keeping all other inputs constant, the fair value of the embedded derivative would increase from $1.3 million to $2.9 million and the fair value of the 2028 Bond Hedge would increase from $5.8 million to $13.3 million. If the expected volatility were decreased to 20%, the fair value of the embedded derivative would decrease from $1.3 million to $0.2 million and the fair value of the 2028 Bond Hedge would decrease from $5.8 million to $0.8 million. If the credit spread increased from 3.2% to 4.2%, keeping all other inputs constant, the fair value of the embedded derivative would increase from $1.3 million to $1.4 million and the fair value of the 2028 Bond Hedge would increase from $5.8 million to $6.3 million. If the credit spread decreased from 3.2% to 2.2%, the fair value of the embedded derivative would decrease from $1.3 million to $1.2 million and the fair value of the 2028 Bond Hedge would decrease from $5.8 million to $5.3 million.
The following presents a reconciliation of the Company’s financial assets and liabilities measured at fair value as of May 3, 2025 and May 4, 2024, using significant unobservable inputs (Level 3), and the change in fair value recorded in other income (expense), net in the consolidated statements of income (loss) (in thousands):

	Embedded Derivative	2028 Bond Hedge
Balance as of February 1, 2025	$(2,460)	$11,252
Gain (loss) on fair value remeasurement	1,190	(5,443)
Balance as of May 3, 2025	$(1,270)	$5,809

	Embedded Derivative	2028 Bond Hedge
Balance as of February 3, 2024	$(16,390)	$85,918
Initial bifurcation of embedded derivative	(6,538)	—
Purchase of Additional 2028 Bond Hedge	—	6,538
Gain (loss) on fair value remeasurement	(7,302)	45,813
Balance as of May 4, 2024	$(30,230)	$138,269
The Company included €7.9 million ($8.9 million) and €8.0 million ($8.3 million) in other assets in the Company’s condensed consolidated balance sheets related to its investment in certain private equity funds as of May 3, 2025 and February 1, 2025, respectively. The Company uses net asset value per share as a practical expedient to measure the fair value of this investment and has not included this investment in the fair value hierarchy as disclosed above. As of May 3, 2025, the Company had an unfunded commitment to invest an additional €3.1 million ($3.5 million) in the private equity funds.
The fair values of the Company’s debt instruments (see Note 10 - Borrowings and Finance Lease Obligations) are based on the amount of future cash flows associated with each instrument discounted using the Company’s incremental borrowing rate. As of May 3, 2025 and February 1, 2025, the carrying value was not materially different from fair value, as the interest rates on the Company’s debt approximated rates currently available to the Company. The fair value of the Company’s Notes (see Note 11 - Convertible Senior Notes and Related Transactions) is determined based on inputs that are observable in the market and have been classified as Level 2 in the fair value hierarchy.
The carrying amount of the Company’s remaining financial instruments, which principally include cash and cash equivalents, trade receivables, accounts payable and accrued expenses, approximates fair value due to the relatively short maturity of such instruments.
Long-Lived Assets
Long-lived assets, such as property and equipment and operating lease ROU assets, are reviewed for impairment quarterly or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The majority of the Company’s long-lived assets relate to its retail operations, which consist primarily of regular retail and flagship locations. The Company considers each individual regular retail location as an asset group for impairment testing, which is the lowest level at which individual cash flows can be identified. The Company also evaluates impairment risk for retail locations that are expected to be closed in the foreseeable future. The Company has flagship locations that are used as a regional marketing tool to build brand awareness and promote the Company’s current product. Provided the flagship locations continue to meet the appropriate criteria, impairment for these locations is tested by evaluating cash flows at a reporting unit level.
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
The impairment loss calculations require management to apply judgment in estimating, among other things, market participant rents, future cash flows and the discount rates that reflect the risk inherent in future cash flows. Future expected cash flows for assets in regular retail locations are based on management’s estimates of future cash flows over the remaining lease period or expected life, if shorter. For expected location closures, the Company will evaluate whether it is necessary to shorten the useful life for any of the assets within the respective asset group. The Company will use this revised useful life when estimating the asset group’s future cash flows. The Company considers historical trends, expected future business trends and other factors when estimating the future cash flow for each regular retail location. The Company also considers factors such as the following: the Russia-Ukraine war, including the related sanctions and trade restrictions imposed on Russia; the local environment for each regular retail location, including mall traffic and competition; the Company’s ability to successfully implement strategic initiatives; and the ability to control variable costs such as cost of sales and payroll and, in some cases, renegotiate lease costs.
As discussed further in Note 1 - Basis of Presentation, macroeconomic conditions, including declines in consumer spending, inflation, higher interest rates, foreign exchange rate fluctuations and the impacts of the ongoing wars in Ukraine and Gaza, the Red Sea crisis and uncertainty regarding changes in trade policies, including imposition of new or expanded tariffs, continued to impact the Company’s financial results during the three months ended May 3, 2025 and May 4, 2024, and could continue to impact the Company’s operations in ways the Company is not able to predict today. The Company has made reasonable assumptions and judgments to determine the fair value of the assets tested based on the facts and circumstances that were available as of the reporting date. If actual results are not consistent with the assumptions and judgments used in estimating future cash flows and asset fair values, there may be additional exposure to future impairment losses that could be material to the Company’s results of operations.
The Company recorded asset impairment charges of $6.1 million and $1.1 million during the three months ended May 3, 2025 and May 4, 2024, respectively, related primarily to certain retail locations in Europe and North America resulting from underperformance, expected store closures and other economic conditions.
Impairments of retail locations to property and equipment and operating lease ROU assets are summarized as (in thousands):

	Fair Value as of Remeasurement Date	Asset Impairment Charges
	Three Months Ended May 3, 2025
Operating lease ROU assets	$34,447	$422
Property and equipment	$254	$5,667
	Three Months Ended May 4, 2024
Operating lease ROU assets	$15,376	$201
Property and equipment	$95	$940
The Company’s impairment evaluations for property and equipment and operating lease ROU assets included testing of 229 and 173 retail locations during the three months ended May 3, 2025 and May 4, 2024, respectively, which were deemed to have impairment indicators. During the three months ended May 3, 2025 and May 4, 2024, the Company concluded that 90 and 36 retail locations, respectively, were determined to be impaired, as the carrying amounts of either or both the fixed assets and operating lease ROU assets exceeded their estimated fair values (determined based on discounted cash flows for property and equipment and estimates of market participant rents for operating lease ROU assets) at each of the respective dates.
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
During the three months ended May 3, 2025, the Company assessed qualitative factors and determined that it is not more likely than not that the fair values of its reporting units are less than their carrying amounts.
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

Interest Rate Swap Agreements
The Company is exposed to interest rate risk on its floating-rate debt. From time to time, the Company may enter into interest rate swap agreements to effectively convert its floating-rate debt to a fixed-rate basis. The principal objective is to eliminate or reduce the variability of the cash flows in interest payments associated with the Company’s floating-rate debt, thus reducing the impact of interest rate changes on future interest payment cash flows. In connection with the sale of the U.S. distribution center, the Company settled its interest rate swap agreement. As of May 3, 2025, there was no related net unrealized loss, net of tax, in AOCL related to this interest rate swap.
Summary of Derivative Instruments
The fair value of derivative instruments in the condensed consolidated balance sheets is (in thousands):

	Fair Value at May 3, 2025	Fair Value at Feb 1, 2025	Derivative Balance Sheet Location
ASSETS:
Derivatives designated as hedging instruments:
Cash flow hedges:
Foreign exchange currency contracts	$15	$7,456	Other current assets/Other assets
Total derivatives designated as hedging instruments	15	7,456
Derivatives not designated as hedging instruments:
Foreign exchange currency contracts	—	3,011	Other current assets
2028 Bond Hedge	5,809	11,252	Other assets
Total derivatives not designated as hedging instruments	5,809	14,263
Total	$5,824	$21,719
LIABILITIES:
Derivatives designated as hedging instruments:
Cash flow hedges:
Foreign exchange currency contracts	$10,486	$—	Accrued expenses/Other long-term liabilities
Total derivatives designated as hedging instruments	10,486	—
Derivatives not designated as hedging instruments:
Foreign exchange currency contracts	4,772	8	Accrued expenses and other current liabilities
Embedded derivative	1,270	2,460	Convertible senior notes due 2028, net
Total derivatives not designated as hedging instruments	6,042	2,468
Total	$16,528	$2,468
Derivatives Designated as Hedging Instruments
Foreign Exchange Currency Contracts Designated as Cash Flow Hedges
During the three months ended May 3, 2025, the Company purchased U.S. dollar forward contracts in Europe totaling $89.0 million that were designated as cash flow hedges. As of May 3, 2025, the Company had forward contracts outstanding for its European operations of $220.0 million to hedge forecasted merchandise purchases, which are expected to mature over the next 17 months.
As of May 3, 2025, AOCL related to foreign exchange currency contracts included a $8.2 million net unrealized loss, net of tax, of which $4.9 million will be recognized in cost of product sales over the following 12 months, at the then current values on a pre-tax basis, which can be different than the current quarter-end values.
As of February 1, 2025, the Company had forward contracts outstanding for its European operations of $182.0 million that were designated as cash flow hedges.

The following summarizes the gains (losses) before income taxes recognized on derivative instruments designated as cash flow hedges in other comprehensive income (loss) (“OCL”) and net earnings (loss) (in thousands):

	Gain (Loss) Recognized in OCL		Gain (Loss) Reclassified from AOCL into Earnings (Loss)		Location of Gain (Loss) Reclassified from AOCL into Earnings (Loss)
	May 3, 2025	May 4, 2024	May 3, 2025	May 4, 2024
	Three Months Ended
Derivatives designated as cash flow hedges:
Foreign exchange currency contracts	$(16,418)	$1,171	$958	$(2,045)	Cost of product sales
Interest rate swap	$—	$193	$—	$155	Interest expense
The following summarizes net after income tax derivative activity recorded in AOCL (in thousands):

	Three Months Ended
	May 3, 2025	May 4, 2024
Beginning balance gain (loss)	$7,300	$(544)
Net gain (loss) from changes in cash flow hedges	(14,612)	1,145
Net (gain) loss reclassified into earnings (loss)	(853)	1,620
Ending balance gain (loss)	$(8,165)	$2,221
Foreign Exchange Currency Contracts Not Designated as Hedging Instruments
As of May 3, 2025, the Company had euro foreign exchange currency contracts to purchase $96.0 million expected to mature over the next 12 months. As of February 1, 2025, the Company had euro foreign exchange currency contracts to purchase $74.0 million.
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
The following summarizes the gains (losses) before income taxes recognized on derivative instruments not designated as hedging instruments in other income (expense) (in thousands):

	Location of Gain (Loss) Recognized in Earnings (Loss)	Gain (Loss) Recognized in Earnings (Loss)
		Three Months Ended
		May 3, 2025	May 4, 2024
Foreign exchange currency contracts	Other income, net	$(7,821)	$521
2028 Bond Hedge	Other income, net	$(5,443)	$45,813
Embedded derivatives	Other income, net	$1,190	$(7,302)
(18)    Subsequent Events
Dividends
On June 5, 2025, the Company announced a regular quarterly cash dividend of $0.30 per share on the Company’s common stock. The cash dividend will be paid on July 3, 2025 to shareholders of record as of the close of business on June 18, 2025. As a result of this dividend declaration and in accordance with the terms of the 2028 Indenture, the Company will adjust the conversion rate (which is expected to increase) and the conversion price (which is expected to decrease) of the 2028 Notes, effective as of June 18, 2025. A downward adjustment is also expected to be made to the strike prices of the 2028 Bond Hedge and 2028 Warrants, each of which will be decreased in accordance with the terms of the 2028 Bond Hedge confirmations and 2028 Warrants confirmations.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
General
Unless the context indicates otherwise, when we refer to “we,” “us,” “our” or the “Company” in this Quarterly Report on Form 10‑Q (“Quarterly Report”), we are referring to Guess?, Inc. (“GUESS?”) and its subsidiaries on a consolidated basis.
Forward-Looking Statements
This Quarterly Report contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may also be contained in our other reports filed under the Securities Exchange Act of 1934, as amended, in our press releases and in other documents.
All statements other than statements of historical or current fact are forward-looking statements. These statements include those relating to expectations, analyses and other information based on current plans, forecasts of future results and estimates of amounts not yet determinable. These statements also relate to our expectations, goals, future prospects, and current business strategies and strategic initiatives; statements concerning expectations for our recently-acquired rag & bone business; statements concerning the impacts of macroeconomic conditions; statements concerning the ongoing wars in Ukraine and Gaza and the Red Sea crisis; expectations relating to our convertible senior notes and hedges; statements concerning our future capital expenditures and financial conditions; and statements expressing optimism or pessimism about future operating results and growth opportunities. These forward-looking statements are frequently indicated by terms such as “expect,” “could,” “will,” “should,” “goal,” “strategy,” “believe,” “estimate,” “continue,” “outlook,” “plan,” “create,” “see,” and similar terms, are only expectations, and involve known and unknown risks and uncertainties, which may cause actual results in future periods to differ materially from what is currently anticipated. Factors which may cause actual results in future periods to differ materially from current expectations include, among others: our ability to maintain our brand image and reputation; changes in consumer confidence or discretionary consumer spending; sanctions and export controls targeting Russia and other impacts related to the war in Ukraine; impacts related to the Israel-Hamas war; impacts related to public health crises; risks relating to our indebtedness; changes to estimates related to impairments, inventory and other reserves; changes in the competitive marketplace and in our commercial relationships; our ability to anticipate and adapt to changing consumer preferences and trends; our ability to manage our inventory commensurate with customer demand; the high concentration of our Americas Wholesale business; risks related to the costs and timely delivery of merchandise to our distribution facilities, stores and wholesale customers, including risks related to the current Red Sea supply chain crisis; unexpected or unseasonable weather conditions, catastrophic events or natural disasters; our ability to effectively operate our various retail concepts; our ability to successfully and/or timely implement our growth strategies and other strategic initiatives; any impact on our business from potential transactions, including any Proposed Transaction (as defined herein); our ability to find a suitable partner in Greater China; risks that we may be required to incur additional restructuring charges related to our businesses in Greater China and North America; risks that costs associated with any restructuring activities may be different than expected; risks that the anticipated benefit from our business and portfolio optimization plans may not be realized in full or on the anticipated timeline; our ability to complete our restructuring plans on the anticipated timeline or at all; our ability to complete or integrate acquisitions or alliances; uncertainties regarding our ability to realize operational efficiencies and other anticipated synergies, expansion plans and other benefits from the rag & bone acquisition in the timeframe expected or at all; our ability to successfully enhance our global omni-channel capabilities; our ability to expand internationally and operate in regions where we have less experience; risks relating to our convertible senior notes, including our ability to settle the liabilities in cash and risks related to the impact of stock price volatility on our fair value remeasurement of derivatives related to our 2028 Notes and the related convertible note hedge; disruptions at our distribution facilities, including potential challenges related to the conversion of our self-operated U.S. distribution center to a third-party provider; our ability to attract and retain management and other key personnel; obligations or changes in estimates arising from new or existing litigation, income tax and other regulatory proceedings; errors in our assumptions, estimates and judgments related to tax matters; potential changes in U.S. or foreign policies and regulations; potential changes in U.S. or foreign income tax or tariff policies, including changes to tariffs on imports into the United States; the imposition or threat of imposition of new or additional duties, tariffs or trade restrictions on the importation of our products; accounting adjustments to our unaudited financial statements; future non-cash asset impairments, including goodwill, right-of-use lease assets and/or other store asset impairments; violations of, or changes to, domestic or international laws and regulations; risks associated with the acts or omissions of our licensees and third party vendors, including a failure to comply with our vendor code of conduct or other policies; risks associated with cybersecurity incidents and other cybersecurity risks; risks associated with our ability to properly collect, use, manage and secure consumer and employee data; risks associated with our vendors’ ability to maintain the strength and security of information systems; changes in economic, political, social and other conditions affecting our foreign operations and sourcing, including the impact of currency fluctuations, global income tax rates and economic and market conditions in the various countries in which we operate; impacts of inflation and further inflationary pressures; fluctuations in quarterly performance; slowing in-person customer traffic; increases in labor costs; increases in wages; risks relating to activist investor activity; and the significant voting power of our founders. In addition to these factors, the economic, technological, managerial and other risks identified in “Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended February 1, 2025 filed with the U.S. Securities and Exchange Commission (“SEC”) on April 11, 2025 (our “fiscal 2025 Annual Report on Form 10-K”) and our other filings with the SEC, including but not limited to the risk factors discussed therein, could cause actual results to differ materially from current expectations. You are cautioned not to place undue reliance on the forward-looking statements included in this report, which speak only as of the date hereof. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.
Business Update, Market Trends and Uncertainties
Macroeconomic conditions, including declines in consumer spending, inflation, higher interest rates, foreign exchange rate fluctuations and the impacts of the ongoing wars in Ukraine and Gaza are continuing to impact our business.
We continue to carefully monitor global and regional developments and respond appropriately. We also continue to strategically manage expenses in order to protect profitability and mitigate, to the extent possible, the residual effect of supply chain disruptions, including the Red Sea crisis. The duration and scope of these conditions cannot be predicted, and therefore, any anticipated negative financial impact to our operating results cannot be reasonably estimated. Additionally, we continue to monitor changes in policy impacting global trade, including tariff regulation. For example, on April 2, 2025, the United States announced a new universal baseline tariff of 10%, plus an additional country-specific tariff for select trading partners, on all U.S. imports. Subsequently, there have been incremental tariffs, or previously imposed tariffs have been paused or modified, and the United States has indicated that it is actively negotiating country-specific agreements that it expects will result in changes to imposed tariff rates. Tariffs have the potential to significantly raise the cost of our products. Additionally, U.S. tariff actions and any retaliatory tariffs imposed by other countries could impact consumer sentiment and adversely impact demand for our products in international markets. Recent changes in U.S. tariff legislation have also led to significant volatility in the global economy.
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

We evaluate segment performance based primarily on net revenues and earnings (loss) from operations before corporate performance-based compensation costs, asset impairment charges, net gains (losses) on lease modifications, separation charges, transaction costs, restructuring charges, gain on sale of assets and certain non-recurring credits (charges), if any. We believe this segment reporting reflects how our business segments are managed and how each segment’s performance is evaluated by our chief operating decision maker to assess performance and make resource allocation decisions. Information regarding these segments is summarized in “Part I, Item 1. Financial Statements – Note 9 - Segment Information.”
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
During the first three months of fiscal 2026, the average U.S. dollar rate was stronger against the Canadian dollar, Chinese yuan, Korean won, Mexican peso and Turkish lira and weaker against the British pound, Japanese yen, Polish zloty and Russian rouble. Overall, this had an unfavorable impact on the translation of our international revenues and earnings from operations for the three months ended May 3, 2025 compared to the same prior-year period.
For the remainder of fiscal 2026, if the U.S. dollar strengthens relative to the respective fiscal 2025 foreign exchange rates, foreign exchange could negatively impact our revenues and operating results, as well as our international cash and other balance sheet items, particularly in Canada, Europe (primarily the euro, Turkish lira, British pound and Russian rouble) and Mexico. Alternatively, if the U.S. dollar weakens relative to the respective fiscal 2025 foreign exchange rates, our revenues and operating results, as well as our other cash balance sheet items, could be positively impacted by foreign currency fluctuations during the remainder of fiscal 2026, particularly in these regions. At roughly prevailing exchange rates, we expect currencies to be a tailwind on revenues and earnings from operations for the remainder of fiscal 2026.
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
We expect inflationary pressures will persist in the near term. The extent to which such pressures may impact our business depends on many factors, including our customers’ ability and willingness to accept price increases, our ability to improve our margins and potential downward pricing pressures if our competitors do not also raise their prices. Please refer to “Part I, Item 1A. Risk Factors” of our fiscal 2025 Annual Report on Form 10-K for further information on the potential impacts and risk associated with inflation.
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
Our operations in Russia, Belarus and Ukraine represented slightly less than 3% of our total revenue for the three months ended May 3, 2025 and slightly less than 4% for the three months ended May 4, 2024, with our operations in Russia comprising over 95% of this total revenue. As of May 3, 2025, our total assets in Russia, all of which are held by Guess CIS, represented less than 3% of our total assets, consisting primarily of leasehold right of use assets, store inventory, furnishings and fixtures and receivables. We only maintain inventory in Russia in an amount sufficient for operating our Russian retail stores. We do not maintain inventory or hold any other significant assets in Belarus or Ukraine. We do not rely, directly or indirectly, on goods sourced in Russia, Belarus or Ukraine. Other than such labor and services necessary to conduct our direct operations in Russia in the ordinary course of business, we do not rely, directly or indirectly, on services sourced in Russia, Belarus or Ukraine.
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
See “Part I, Item 1A. Risk Factors—Our business may also be affected by existing or future economic sanctions and export controls targeting Russia and other responses to Russia’s invasion of Ukraine” included in our fiscal 2025 Annual Report on Form 10-K for additional information.
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
Brand Relevancy. We continue to optimize our core brand architecture to be relevant with our three target consumer groups: Heritage, Millennials, and Generation Z. We have developed and launched one global line of product for all 25 categories we represent. We seek to elevate our Guess and Marciano brands and improve the quality and sustainability of our products, allowing us to realize more full-priced sales and rely less on promotional activity. We continue to use unique go-to-market strategies and execute celebrity and influencer partnerships and collaborations as we believe that they are critical to engage more effectively with a younger and broader audience. The addition of rag & bone to our brand portfolio will allow us to reach a very attractive customer base that is complementary to that of our Guess and Marciano brands.

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
Other
We operate on a 52/53-week fiscal year calendar which ends on the Saturday nearest to January 31 of each year. The three months ended May 3, 2025 had the same number of days as the three months ended May

4, 2024. All references herein to “fiscal 2026”, “fiscal 2025” and “fiscal 2024” represent the results of the 52-week fiscal year ending January 31, 2026, the 52-week fiscal year ended February 1, 2025 and the 53-week fiscal year ended February 3, 2024, respectively.
Executive Summary
Overview
Net loss attributable to Guess?, Inc. was $32.9 million, or diluted net loss per share of $0.65, for the quarter ended May 3, 2025, compared to net earnings of $13.0 million, or diluted net earnings per share (“EPS”) of $0.23, for the quarter ended May 4, 2024.
During the quarter ended May 3, 2025, we recognized $6.1 million in asset impairment charges; a net loss of $4.3 million on the fair value remeasurement of derivatives; $1.8 million of Proposed Transaction costs; $0.8 million of amortization of debt discount related to our 3.75% convertible senior notes due 2028 (the “2028 Notes”); $0.2 million in net gains on lease modifications; and $0.2 million for certain professional service and legal fees and related (credits) costs (or a combined $10.7 million, or $0.21 per share, negative impact after considering the related income tax benefit of $2.0 million of these adjustments). Excluding the impact of these items, adjusted net loss attributable to Guess?, Inc. was $22.3 million and adjusted diluted loss per common share was $0.44 for the quarter ended May 3, 2025.
During the quarter ended May 4, 2024, we recognized a net gain of $38.5 million on the fair value remeasurement of derivatives; $5.6 million in transaction costs; $5.4 million in separation charges; $2.0 million loss on extinguishment of debt; $1.1 million in asset impairment charges; $0.7 million of amortization of debt discount related to our 2028 Notes and 2.00% convertible senior notes due 2024 (the “2024 Notes”, and together with the 2028 Notes, the “Notes”); $0.1 million for certain professional services and legal fees and related (credits) costs; and $0.3 million for certain discrete income tax adjustments (a combined $26.8 million positive impact after considering the related income tax benefit of $3.5 million of these adjustments, or a $0.50 per share positive impact after also adjusting for the effect of dilutive stock options and restricted stock units). Excluding the impact of these items, adjusted net loss attributable to Guess?, Inc. was $13.8 million and adjusted diluted loss per common share was $0.27 for the quarter ended May 4, 2024. References to financial results excluding the impact of these items are non-GAAP measures and are addressed below under “Non-GAAP Measures.”
Highlights of our performance for the quarter ended May 3, 2025 compared to the same prior-year quarter are presented below, followed by a more comprehensive discussion under “Results of Operations” (references to constant currency results are non-GAAP measures and are addressed under “Non-GAAP Measures”):
Operations
•Total net revenue increased 9.4% to $647.8 million for the quarter ended May 3, 2025, compared to $591.9 million in the same prior-year quarter. In constant currency, net revenue increased by 11.9%.
•Gross margin (gross profit as a percentage of total net revenue) decreased 200 basis points to 39.9% for the quarter ended May 3, 2025, compared to 41.9% in the same prior-year quarter.
•Selling, general and administrative (“SG&A”) expenses as a percentage of total net revenue (“SG&A rate”) decreased 90 basis points to 44.2% for the quarter ended May 3, 2025, compared to 45.1% in the same prior-year quarter. SG&A expenses increased 7.4% to $286.5 million for the quarter ended May 3, 2025, compared to $266.8 million in the same prior-year quarter.
•During the quarter ended May 3, 2025, we recognized $6.1 million of asset impairment charges, compared to $1.1 million in the same prior-year quarter.
•During the quarter ended May 3, 2025, we recognized $0.2 million net gains on lease modifications, compared to none in the same prior-year quarter.
•Operating margin decreased 170 basis points to negative 5.1% for the quarter ended May 3, 2025, compared to negative 3.4% in the same prior-year quarter. The decrease in operating margin was driven primarily by unfavorable business mix, higher asset impairment charges and unfavorable currency impact, partially offset by the impact of newly acquired businesses. Loss from operations increased 67.5% to $33.3 million for the quarter ended May 3, 2025, compared to $19.9 million in the same prior-year quarter.
•Other income, net, totaled $1.4 million for the quarter ended May 3, 2025, compared to $35.8 million in the same prior-year quarter. The $34.4 million decrease was primarily due to a net $4.3 million unrealized loss compared to a net $38.5 million unrealized gain in the change in the fair value remeasurement of derivatives related to the 2028 Notes and the related convertible note hedge and net unrealized and realized losses on foreign exchange currency contracts compared to net unrealized and realized gains in the same prior-year quarter, partially offset by net unrealized and realized gains on foreign currency exposures compared to net unrealized and realized losses in the same prior-year quarter.
•The effective income tax rate was a benefit of 17.3% for the quarter ended May 3, 2025, compared to a benefit of negative 42.0% in the same prior-year quarter. The change in the effective income tax rate was primarily due to a net $4.3 million unrealized loss during the three months ended May 3, 2025 compared to a net $38.5 million unrealized gain during the three months ended May 4, 2024 on the fair value remeasurement of derivatives related to the 2028 Notes and the related convertible note hedge, which was disregarded for income tax purposes.
Key Balance Sheet Accounts
•We had $151.2 million in cash and cash equivalents and $0.8 million in restricted cash as of May 3, 2025 compared to $241.7 million in cash and cash equivalents and $1.4 million in restricted cash at May 4, 2024.
◦As of May 3, 2025, we had no outstanding borrowings under our term loans and $258.1 million in outstanding borrowings under our credit facilities compared to $9.7 million in outstanding borrowings under our term loans and $195.2 million in outstanding borrowings under our credit facilities as of May 4, 2024.
◦During the three months ended May 3, 2025 we had no share repurchases. During the three months ended May 4, 2024, we repurchased approximately 0.3 million shares of our common stock for $10.3 million.
•Inventory increased by $83.3 million, or 15.0%, to $638.2 million as of May 3, 2025, from $554.9 million at May 4, 2024. On a constant currency basis, inventory increased by $75.0 million, or 13.5%, when compared to May 4, 2024. The increase was mainly driven by the acceleration of inventory receipts to mitigate the impact of the Red Sea crisis.
•Accounts receivable consists of trade receivables relating primarily to our wholesale business in Europe and, to a lesser extent, our wholesale businesses in the Americas and Asia, royalty receivables relating to our licensing operations, credit card and retail concession receivables related to our retail businesses and certain other receivables. Accounts receivable increased by $34.0 million, or 11.4%, to $331.4 million as of May 3, 2025 compared to $297.4 million at May 4, 2024. On a constant currency basis, accounts receivable increased by $32.7 million, or 11.0%, when compared to May 4, 2024. The increase was driven by higher Europe wholesale shipments.
Global Store Count
During the quarter ended May 3, 2025, together with our partners, we opened 32 new stores worldwide, consisting of 21 stores in Europe and the Middle East, seven stores in Asia and the Pacific and four stores in the Americas. Together with our partners, we closed 28 stores worldwide, consisting of 15 stores in Europe and the Middle East, ten stores in Asia and the Pacific and three stores in the Americas.

As of May 3, 2025, we had stores and concessions worldwide comprised as follows:

	Stores			Concessions
Region	Total	Directly-Operated	Partner Operated	Total	Directly-Operated	Partner Operated
United States	265	265	—	—	—	—
Canada	52	52	—	—	—	—
Central and South America	107	92	15	48	48	—
Total Americas	424	409	15	48	48	—
Europe and the Middle East	789	578	211	67	67	—
Asia and the Pacific	388	87	301	207	130	77
Total	1,601	1,074	527	322	245	77
Of our total stores, 1,279 were GUESS? stores, 187 were GUESS? Accessories stores, 63 were G by GUESS (GbG) stores, 41 were rag & bone stores, 23 were MARCIANO stores, seven were GUESS JEANS stores and one was a Babylon store.

Results of Operations
Three Months Ended May 3, 2025 and May 4, 2024
Consolidated Results
The following presents our condensed consolidated statements of income (loss) (in thousands, except per share data):

	Three Months Ended
	May 3, 2025		May 4, 2024		$ change	% change
Net revenue	$647,801	100.0%	$591,943	100.0%	$55,858	9.4%
Cost of product sales	389,344	60.1%	343,842	58.1%	45,502	13.2%
Gross profit	258,457	39.9%	248,101	41.9%	10,356	4.2%

SG&A expenses	286,536	44.2%	266,848	45.1%	19,688	7.4%
Asset impairment charges	6,089	0.9%	1,141	0.2%	4,948	433.7%
Net gains on lease modifications	(236)	(0.0%)	—	—%	(236)
Gain on equity method investment	(624)	(0.1%)	—	—%	(624)
Loss from operations	(33,308)	(5.1%)	(19,888)	(3.4%)	(13,420)	67.5%
Interest expense, net	(5,811)	(0.9%)	(2,726)	(0.5%)	(3,085)	113.2%
Loss on extinguishment of debt	—	—%	(1,952)	(0.3%)	1,952	(100.0%)
Other income, net	1,364	0.2%	35,767	6.1%	(34,403)	(96.2%)
Earnings (loss) before income tax benefit	(37,755)	(5.8%)	11,201	1.9%	(48,956)	(437.1%)
Income tax benefit	(6,516)	(1.0%)	(4,705)	(0.8%)	(1,811)	38.5%
Net earnings (loss)	(31,239)	(4.8%)	15,906	2.7%	(47,145)	(296.4%)
Net earnings attributable to noncontrolling interests	1,689	0.3%	2,884	0.5%	(1,195)	(41.4%)
Net earnings (loss) attributable to Guess?, Inc.	$(32,928)	(5.1%)	$13,022	2.2%	(45,950)	(352.9%)

Net earnings (loss) per common share attributable to common stockholders:
Basic	$(0.65)		$0.24		$(0.89)
Diluted	$(0.65)		$0.23		$(0.88)

Effective income tax rate	17.3%		(42.0%)
Net Revenue. Net revenue increased by $56 million, or 9%, for the quarter ended May 3, 2025 compared to the same prior-year quarter. Currency translation fluctuations relating to our non-U.S. operations unfavorably impacted net revenue by $15 million compared to the same prior-year quarter. In constant currency, net revenue increased by 12%. The increase in constant currency was mainly driven by $69 million from the impact of newly acquired businesses, including rag & bone, $30 million due to higher wholesale shipments and $5 million from net new store openings, partially offset by $22 million due to negative comparable store sales, $8 million of lower e-commerce revenues and $4 million of lower royalties.
Gross Margin. Gross margin decreased by 2.0% for the quarter ended May 3, 2025 compared to the same prior-year quarter, driven by 140 basis points from unfavorable channel mix and 20 basis points each from higher store occupancy costs and unfavorable currency impact.
Gross Profit. Gross profit increased $10 million for the quarter ended May 3, 2025 compared to the same prior-year quarter. The increase in gross profit was driven by $27 million from the impact of newly acquired businesses, including rag & bone, partially offset by $8 million from unfavorable channel mix and $7 million from unfavorable currency impact.
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
SG&A Rate. Our SG&A rate decreased 0.9% for the quarter ended May 3, 2025 from the same prior-year quarter. The favorable change in SG&A rate was mainly driven by 110 basis points from the impact of newly acquired businesses, including rag & bone, and 40 basis points of lower expenses, partially offset by 50 basis points of unfavorable currency impact.
SG&A Expenses. SG&A expenses increased $20 million for the quarter ended May 3, 2025 from the same prior-year quarter. The increase in SG&A expenses was mainly driven by $23 million from the impact of newly acquired businesses, including rag & bone.
Asset Impairment Charges. During the quarters ended May 3, 2025 and May 4, 2024, we recognized $6 million and $1 million, respectively, of asset impairment charges related primarily to impairment of property and equipment related to certain retail locations resulting from under-performance and expected store closures.
Net Gains on Lease Modifications. During the quarter ended May 3, 2025, we recorded net gains of $0.2 million and none for the quarter ended May 4, 2024 on lease modifications.
Operating Margin. Operating margin decreased 1.7% for the quarter ended May 3, 2025 compared to the same prior-year quarter. The decrease in operating margin was driven primarily by 140 basis points from the unfavorable impact of channel mix and 70 basis points each from unfavorable currency impact and higher asset impairment charges, partially offset by 90 basis points from newly acquired businesses, including rag & bone.
Loss from Operations.   As a result of the foregoing, loss from operations increased by $13 million for the quarter ended May 3, 2025 compared to the same prior-year quarter. Currency fluctuations relating to our foreign operations unfavorably impacted loss from operations by $4 million primarily due to unfavorable translational impact.
Other Income, Net. Other income, net, for the quarter ended May 3, 2025 was $1 million compared to $36 million in the same prior-year quarter. The $34 million decrease was primarily due to the fair value remeasurement of derivatives related to our 2028 Notes and the related convertible note hedge, which resulted in a net unrealized loss of $4 million during the first quarter of fiscal 2026 and a net unrealized gain of $39 million for the same prior-year quarter.
Income Tax Benefit.  Income tax benefit for the quarter ended May 3, 2025 was $7 million, with an effective income tax rate of 17.3%, compared to a benefit of $5 million, with a negative 42.0% effective income tax rate in the same prior-year quarter. Income tax expense (benefit) for the interim periods is computed using the income tax rate estimated to be applicable for the full fiscal year, adjusted for discrete items, which is subject to ongoing review and evaluation by management. The change in the effective income tax rate was primarily due to a net $4 million unrealized loss during the quarter ended May 3, 2025 compared to a net $39 million unrealized gain during the same prior-year quarter on the fair value remeasurement of derivatives related to the 2028 Notes and the related convertible note hedge, which was disregarded for income tax purposes.
Net Earnings (Loss) Attributable to Guess?, Inc. Net loss attributable to Guess?, Inc. was $33 million for the quarter ended May 3, 2025, compared to net earnings of $13 million in the same prior-year quarter. Diluted net loss per share was $0.65 for the quarter ended May 3, 2025 compared to diluted EPS of $0.23 in the same prior-year quarter. We estimate a negative impact from our share buybacks of $0.03 and a positive impact from currency of $0.08 on diluted net loss per share in the quarter ended May 3, 2025 when compared to the same prior-year quarter.
Refer to “Non-GAAP Measures” for an overview of our non-GAAP, or adjusted, financial results for the quarters ended May 3, 2025 and May 4, 2024. Excluding the impact of these non-GAAP items, adjusted net loss attributable to Guess?, Inc. increased $8 million and adjusted diluted loss per common share increased $0.17 for the quarter ended May 3, 2025 compared to the same prior-year quarter. We estimate a negative impact from our share buybacks of $0.02 and a positive impact from currency of $0.08 on adjusted diluted EPS in the quarter ended May 3, 2025 when compared to the same prior-year quarter.
Information by Business Segment
The following presents our net revenue and earnings (loss) from operations by segment (in thousands):

	Three Months Ended
	May 3, 2025	May 4, 2024	$ change	% change
Net revenue:
Europe	$306,072	$283,873	$22,199	7.8%
Americas Retail	157,198	144,196	13,002	9.0%
Americas Wholesale	101,431	62,128	39,303	63.3%
Asia	58,105	72,756	(14,651)	(20.1%)
Licensing	24,995	28,990	(3,995)	(13.8%)
Total net revenue	$647,801	$591,943	55,858	9.4%
Earnings (loss) from operations:
Europe	$(8,889)	$(439)	$(8,450)	1,924.8%
Americas Retail	(16,508)	(10,391)	(6,117)	58.9%
Americas Wholesale	20,151	14,127	6,024	42.6%
Asia	(1,793)	3,741	(5,534)	(147.9%)
Licensing	23,019	26,678	(3,659)	(13.7%)
Reconciliation to total loss from operations:
Corporate overhead	(43,435)	(52,463)	9,028	(17.2%)
Asset impairment charges	(6,089)	(1,141)	(4,948)	433.7%
Net gains on lease modifications	236	—	236
Total loss from operations	$(33,308)	$(19,888)	(13,420)	67.5%

Operating margins:
Europe	(2.9%)	(0.2%)
Americas Retail	(10.5%)	(7.2%)
Americas Wholesale	19.9%	22.7%
Asia	(3.1%)	5.1%
Licensing	92.1%	92.0%
Total Company	(5.1%)	(3.4%)
Europe
Net revenue from our Europe segment increased by $22 million, or 8%, for the quarter ended May 3, 2025 from the same prior-year quarter. Currency translation fluctuations unfavorably impacted net revenue by $4 million. In constant currency, net revenue increased by 9%. The increase in net revenue in constant currency was driven mainly by $14 million each due to higher wholesale revenue and newly acquired businesses and $4 million from net new store openings, partially offset by $6 million due to negative retail comparable store sales. Retail comparable sales, including e-commerce, decreased 4% in U.S. dollars and 3% in constant currency compared to the same prior-year quarter. The inclusion of our e-commerce sales had a minimal impact in U.S. dollars on the retail comparable sales percentage and a positive impact of 1% in constant currency. As of May 3, 2025, we directly operated 578 stores in Europe compared to 549 stores at May 4, 2024, excluding concessions, which represents a 5% increase from the same prior-year quarter.
Operating margin decreased 2.7% for the quarter ended May 3, 2025 compared to the same prior-year quarter. The decrease in operating margin was driven primarily by 240 basis points of higher expenses, including advertising expenses and store costs, and 70 basis points of unfavorable currency impact.
Loss from operations from our Europe segment deteriorated by $8 million, or 1,925%, for the quarter ended May 3, 2025 compared to the same prior-year quarter. The deterioration was mainly driven by $7 million from higher expenses, including advertising expenses and store costs, and $2 million of unfavorable currency impact.
Americas Retail
Net revenue from our Americas Retail segment increased by $13 million, or 9%, for the quarter ended May 3, 2025 from the same prior-year quarter. Currency translation fluctuations relating to our non-U.S. retail stores and e-commerce sites unfavorably impacted net revenue by $4 million. In constant currency, net revenue increased by 12% compared to the same prior-year quarter. The net revenue increase in constant currency was driven by $26 million due to newly acquired businesses, including rag & bone, partially offset by $9 million due to negative retail comparable store sales. Retail comparable sales, including e-commerce, decreased 11% in U.S. dollars and 9% in constant currency compared to the same prior-year quarter. The inclusion of our e-commerce sales had a negative impact on the retail comparable sales percentage of 1% in both U.S. dollars and constant currency. As of May 3, 2025, we directly operated 409 stores in the Americas compared to 401 stores at May 4, 2024, excluding concessions, which represents a 2% increase from the same prior-year quarter.
Operating margin decreased 3.3% for the quarter ended May 3, 2025 from the same prior-year quarter. Approximately 360 basis points of the decrease was driven by negative comparable store sales, 250 basis points from higher markdowns, and 180 basis points from higher expenses, partially offset by 330 basis points from the impact of newly acquired businesses, including rag & bone, and 110 basis points from higher initial markups.
Loss from operations from our Americas Retail segment deteriorated by $6 million, or 59%, for the quarter ended May 3, 2025, compared to the same prior-year quarter. The deterioration was primarily driven by $5 million due to lower revenues, $4 million of higher markdowns, and $3 million from higher expenses, partially offset by $2 million each from the impact of newly acquired businesses, including rag & bone, and higher initial markups.
Americas Wholesale
Net revenue from our Americas Wholesale segment increased by $39 million, or 63%, for the quarter ended May 3, 2025 from the same prior-year quarter. Currency translation fluctuations relating to our non-U.S. wholesale businesses unfavorably impacted net revenue by $4 million. In constant currency, net revenue increased by 70%. The increase in net revenues in constant currency was mainly driven by $27 million due to our newly acquired rag & bone business, with the remainder of the growth being mainly driven by higher wholesale shipments in the United States and Mexico.
Operating margin decreased 2.8% for the quarter ended May 3, 2025 compared to the same prior-year quarter. The decrease in operating margin was mainly driven by 390 basis points from the impact of newly acquired businesses, including rag & bone, 160 basis points from higher expenses and 110 basis points from lower product margin, partially offset by 380 basis points from higher revenues.
Earnings from operations from our Americas Wholesale segment increased by $6 million, or 43%, for the quarter ended May 3, 2025 from the same prior-year quarter, mainly driven by $7 million from higher wholesale shipments and $3 million from newly acquired businesses, partially offset by $2 million from higher expenses and $1 million each from lower product margin and unfavorable currency translation fluctuations relating to our non-U.S. wholesale businesses.

Asia
Net revenue from our Asia segment decreased by $15 million, or 20%, for the quarter ended May 3, 2025 from the same prior-year quarter. Currency translation fluctuations unfavorably impacted net revenue by $3 million. In constant currency, net revenue decreased by 16%, mainly driven by $7 million from negative comparable store sales and $5 million from lower e-commerce sales, partially offset by $2 million from our newly acquired rag & bone business. Retail comparable sales (including e-commerce) decreased 24% in U.S. dollars and 20% in constant currency compared to the same prior-year quarter. The inclusion of our e-commerce sales had a negative impact on the retail comparable sales percentage of 2% in both U.S. dollars and constant currency.
Operating margin decreased 8.2% for the quarter ended May 3, 2025 from the same prior-year quarter, driven primarily by 910 basis points from lower revenues and 140 basis points from lower product margin, partially offset by 350 basis points from lower expenses.
Loss from operations from our Asia segment was $2 million for the quarter ended May 3, 2025, compared to earnings of $4 million in the same prior-year quarter. The decrease was primarily driven by $6 million from lower revenues and $1 million of lower product margin, partially offset by $2 million from lower expenses. Currency translation fluctuations relating to our Asia operations had a minimal impact on loss from operations.
Licensing
Net royalty revenue from our Licensing segment decreased by $4 million, or 14%, for the quarter ended May 3, 2025 from the same prior-year quarter, driven by lower royalties in our fragrances and footwear categories.
Earnings from operations from our Licensing segment decreased by $4 million, or 14%, for the quarter ended May 3, 2025 from the same prior-year quarter primarily driven by lower royalties in our fragrances and footwear categories.
Corporate Overhead
Unallocated corporate overhead decreased by $9 million, or 17%, for the quarter ended May 3, 2025 compared to the same prior-year quarter, primarily due to $6 million from lower transaction costs in connection with the rag & bone acquisition and $5 million from lower separation charges related to the transition of the operation of our U.S. distribution center, partially offset by $2 million from costs incurred in connection with the evaluation of a Proposed Transaction during the quarter ended May 3, 2025.
Non-GAAP Measures
The financial information presented in this Quarterly Report includes non-GAAP financial measures, such as adjusted net earnings (loss) attributable to GUESS?, adjusted diluted net earnings (loss) per share attributable to common stockholders and constant currency information. For the three months ended May 3, 2025 and May 4, 2024, the adjusted results exclude the impact of certain professional service and legal fees and related (credits) costs, costs incurred in connection with the evaluation of a Proposed Transaction (as defined herein), transaction costs in connection with our acquisition of rag & bone, separation charges related to the transition of the operations of our U.S. distribution center, asset impairment charges, net gains on lease modifications, loss on extinguishment of debt, non-cash amortization of debt discount of our convertible senior notes, fair value remeasurement of derivatives related to the 2028 Notes and the related convertible note hedge, the related income tax effects of the foregoing items and the impact from certain discrete income tax adjustments related primarily to the impact from changes in the income tax law in certain tax jurisdictions, in each case where applicable. The weighted average diluted shares outstanding used for adjusted diluted EPS also excludes the dilutive impact of the Notes, based on the bond hedge contracts in place. These non-GAAP measures are provided in addition to, and not as an alternative for, our reported U.S. Generally Accepted Accounting Principles (“GAAP”) results.
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
A reconciliation of reported GAAP results to comparable non-GAAP results follows (in thousands, except per share data):

	Three Months Ended
	May 3, 2025	May 4, 2024
Reported GAAP net earnings (loss) attributable to Guess?, Inc.	$(32,928)	$13,022
Certain professional service and legal fees and related (credits) costs[1]	(158)	60
Proposed transaction costs[2]	1,834	—
Transaction costs[3]	—	5,584
Separation charges[4]	—	5,419
Asset impairment charges[5]	6,089	1,141
Net gains on lease modifications[6]	(236)	—
Loss on extinguishment of debt[7]	—	1,952
Amortization of debt discount[8]	848	700
Fair value remeasurement of derivatives[9]	4,253	(38,510)
Discrete income tax adjustments[10]	—	281
Income tax impact from adjustments[11]	(1,962)	(3,459)
Total adjustments affecting net earnings (loss) attributable to Guess?, Inc.	10,668	(26,832)
Adjusted net loss attributable to Guess?, Inc.	$(22,260)	$(13,810)

Net earnings (loss) per common share attributable to common stockholders:
GAAP diluted	$(0.65)	$0.23
Certain professional service and legal fees and related (credits) costs[1,14]	(0.00)	0.00
Proposed transaction costs[2,14]	0.03	—
Transaction costs[3,14]	—	0.08
Separation charges[4,14]	—	0.07
Asset impairment charges[5,14]	0.09	0.02
Net gains on lease modifications[6,14]	(0.00)	—
Loss on extinguishment of debt[7,14]	—	0.03
Amortization of debt discount[8,14]	0.01	0.01
Fair value remeasurement of derivatives[9]	0.08	(0.69)
Discrete income tax adjustments[10]	—	0.01
Convertible notes if-converted method[12]	—	0.00
Effect of dilutive stock options and restricted stock units[13]	—	(0.03)
Adjusted diluted[14]	$(0.44)	$(0.27)
Weighted average common shares outstanding attributable to common stockholders:
GAAP diluted	51,375	55,538
Adjusted diluted[14]	51,375	52,908
______________________________________________________________________
Notes:
1Adjustments represent certain professional service and legal fees and related (credits) costs which we otherwise would not have incurred as part of our business operations.

2Adjustments represent costs incurred in connection with the evaluation by the Special Committee of our Board of Directors of a non-binding proposal received in March 2025 from WHP Global, through its affiliate WHP Investments, LLC, to acquire for $13.00 per share in cash the outstanding shares of our Company, other than shares held by certain existing shareholders, including Paul Marciano, Maurice Marciano and Carlos Alberini, through which we would become a private company or any other similar transaction (such transactions, a “Proposed Transaction”) which we otherwise would not have incurred as part of our business operations.
3Adjustments represent transaction costs in connection with the rag & bone acquisition which we otherwise would not have incurred as part of our business operations.
4Adjustments represent separation charges related to the transition of the operation of our U.S. distribution center, which was formerly owner-operated, to a third-party logistics provider.
5Adjustments represent asset impairment charges related primarily to impairment of property and equipment related to certain retail locations resulting from under-performance and expected store closures.
6Adjustments represent net gains on lease modifications related primarily to the early termination of certain lease agreements.
7Adjustments represent loss on extinguishment of debt from a portion of the exchanged 2024 Notes in April 2023 and March 2024.
8In April 2023, January 2024 and March 2024, we issued $275 million, $65 million and $12 million principal amount of the 2028 Notes, respectively. The debt discount resulted from: (1) the modification accounting for a portion of the exchanged 2024 Notes in April 2023, and (2) recognized embedded derivative liability for the issuances of the Additional 2028 Notes (as defined and described in “Part I, Item 1. Financial Statements - Note 11 - Convertible Senior Notes and Related Transactions” of this Quarterly Report). The debt discount will be amortized as non-cash interest expense over the term of the 2028 Notes.
9Adjustments represent changes in fair value of the equity-linked derivatives associated with the 2028 Notes.
10Adjustments represent discrete income tax items related primarily to the impact from changes in the income tax law in certain jurisdictions.
11The income tax effect of certain professional service and legal fees and related (credits) costs, costs incurred costs in connection with evaluation of a Proposed Transaction, transaction costs in connection with the acquisition of rag & bone, separation charges related to the transition of the operation of our U.S. distribution center, asset impairment charges, net gains on lease modifications, loss on extinguishment of debt and amortization of debt discount was based on our assessment of deductibility using the statutory income tax rate (inclusive of the impact of valuation allowances) of the tax jurisdiction in which the charges were incurred.
12We exclude the dilutive impact of the Notes at stock prices below $40.65 and $37.13 for the 2024 Notes and 2028 Notes, respectively, based on the bond hedge contracts in place that will deliver shares to offset dilution. At stock prices in excess of $37.13 for the 2028 Notes, we would have an obligation to deliver additional shares in excess of the dilution protection provided by the bond hedges.
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
During the three months ended May 3, 2025, we relied primarily on trade credit, available cash, real estate and other operating leases, finance leases, proceeds from our credit facilities and term loans and internally generated funds to finance our operations. We anticipate we will be able to satisfy our ongoing cash requirements for the foreseeable future, including at least the next 12 months, for working capital, capital expenditures, payments on our debt, finance leases and operating leases, as well as lease modification payments, potential acquisitions and investments, expected income tax payments, dividend payments to stockholders and share repurchases, if any, primarily with cash flow from operations and existing cash balances as supplemented by borrowings under our existing credit facilities and proceeds from our term loans and other indebtedness, as needed.
In May 2022, we entered into a €250 million revolving credit facility through a European subsidiary, which replaced certain European short-term borrowing arrangements. In June 2024, we amended the revolving credit facility to, among other things, expand the borrowing capacity under the credit agreement by €100 million to €350 million. As of May 3, 2025, we had approximately $163.8 million of remaining borrowing capacity on this facility. In December 2022, we entered into an amendment of our senior secured asset-based revolving credit facility, which increased borrowing capacity from $120 million to $150 million and extended the maturity date of the credit facility to December 20, 2027. In March 2024, we amended the senior secured asset-based revolving credit facility to increase the total borrowing capacity under the facility by $50 million to $200 million. As of May 3, 2025, we had approximately $174.4 million of borrowing capacity on this facility.
Due to the seasonality of our business and cash needs, we may increase borrowings under our established credit facilities or enter new credit facilities from time-to-time during the next 12 months and beyond. If we experience a sustained decrease in consumer demand, we may require access to additional credit, which may not be available to us on commercially acceptable terms or at all.
We expect to settle the principal amount of our 2028 Notes in fiscal 2029 in cash and any excess in shares. Our outstanding 2028 Notes may be converted at the option of the holders as described in “Part I, Item 1. Financial Statements – Note 11 - Convertible Senior Notes and Related Transactions” of this Quarterly Report and in “Note 11 - Convertible Senior Notes and Related Transactions” of the Consolidated Financial Statements included in our fiscal 2025 Annual Report on Form 10-K. As of May 3, 2025, none of the conditions allowing holders of the 2028 Notes to convert had been met. Pursuant to the terms of the 2028 Notes, if our stock trading price exceeds 130% of the conversion price of the 2028 Notes (approximately $21.94 per share as of May 3, 2025) for at least 20 trading days during the 30 consecutive trading-day period ending on, and including, the last trading day of any calendar quarter, holders of the 2028 Notes would have the right to convert their convertible notes during the next calendar quarter. In accordance with the terms of the indentures governing the 2028 Notes, we are required to adjust the conversion rate and the conversion price of the 2028 Notes for quarterly dividends exceeding $0.225 per share. Upon conversion, we will pay or deliver, as the case may be, cash, shares of our common stock or a combination of cash and shares of our common stock, at our election, in the manner and subject to the terms and conditions provided in the indenture governing the 2028 Notes. The convertible note hedge transaction we entered into in connection with our issuance of the 2028 Notes is expected generally to reduce the potential dilution upon conversion of the 2028 Notes and/or offset any cash payments we are required to make in excess of the principal amount of the 2028 Notes that are converted, as the case may be.
We have historically considered the undistributed earnings of our foreign subsidiaries to be indefinitely reinvested. As a result of the 2017 Tax Cuts and Jobs Act, we had a substantial amount of previously taxed earnings that could be distributed to the United States without additional U.S. taxation. As of May 3, 2025, we determined that approximately $300.0 million of such foreign earnings are not indefinitely reinvested. The incremental tax cost to repatriate these earnings to the United States is immaterial. We intend to indefinitely reinvest the remaining earnings from our foreign subsidiaries for which a deferred income tax liability has not already been recorded. We continue to evaluate our plans for reinvestment or repatriation of unremitted foreign earnings and regularly review our cash positions and determination of indefinite reinvestment of foreign earnings. If we determine that all or a portion of such foreign earnings are no longer indefinitely reinvested, we may be subject to additional foreign withholding taxes and U.S. state income taxes beyond the one-time transition tax.
As of May 3, 2025, we had cash and cash equivalents of $151.2 million, of which approximately $26.0 million was held in the United States. Excess cash and cash equivalents, which represent the majority of our outstanding balance, are held primarily in overnight deposit, short-term time deposit accounts and money market accounts. As of May 3, 2025, we had roughly $349 million of available global borrowing capacity, bringing our combined cash, cash equivalents and borrowing capacity to approximately $500 million. Please refer to “Forward-Looking Statements” discussed above and “Part I, Item 1A. Risk Factors” contained in our fiscal 2025 Annual Report on Form 10-K for a discussion of risk factors which could reasonably be likely to result in a decrease of internally generated funds available to finance capital expenditures and working capital requirements.
Three Months Ended May 3, 2025 and May 4, 2024
Operating Activities
Net cash used in operating activities was $73.4 million for the three months ended May 3, 2025, compared to $22.9 million for the same prior-year period, or a deterioration of $50.5 million. This deterioration was driven primarily by the prior year’s upfront cash payment received related to the handbag license renewal, unfavorable changes in working capital, and lower cash earnings.
Investing Activities
Net cash used in investing activities was $22.5 million for the three months ended May 3, 2025, compared to $77.9 million for the same prior-year period. Net cash used in investing activities for the three months ended May 3, 2025 related primarily to investments in existing store remodeling programs and retail expansion and, to a lesser extent, technology and other infrastructure.
The decrease in cash used in investing activities was driven primarily by our rag & bone acquisition during the three months ended May 4, 2024. During the three months ended May 3, 2025, we opened 20 directly-operated stores compared to eight directly-operated stores that were opened in the same prior-year period.
Financing Activities
Net cash provided by financing activities was $52.6 million for the three months ended May 3, 2025, compared to net cash used in financing activities of $15.7 million for the same prior-year period. The improvement of $68.3 million was primarily due to lower cash dividend payments, no repayments of convertible senior notes and related transactions, partially offset by lower net borrowings during the three months ended May 3, 2025 compared to the same prior-year period.
Effect of Exchange Rates on Cash and Cash Equivalents and Restricted Cash
During the three months ended May 3, 2025, changes in foreign currency translation rates increased our reported cash, cash equivalents and restricted cash balance by $6.8 million compared to a decrease of $0.7 million during the same prior-year period. Refer to “Foreign Currency Volatility” above for further information on fluctuations in exchange rates.
Working Capital
As of May 3, 2025, we had net working capital (including cash and cash equivalents) of $447.2 million compared to $418.0 million at February 1, 2025 and $439.4 million at May 4, 2024. Our primary working capital needs are for payments for inventories, salaries and wages, and the current portion of lease liabilities.
The accounts receivable balance consists of trade receivables relating primarily to our wholesale business in Europe and, to a lesser extent, to our wholesale businesses in the Americas and Asia, royalty receivables relating to our licensing operations, credit card and retail concession receivables related to our retail businesses and certain other receivables. Accounts receivable increased by $34.0 million, or 11.4%, to $331.4 million as of May 3, 2025, from $297.4 million at May 4, 2024. On a constant currency basis, accounts receivable increased by $32.7 million, or 11.0%, when compared to May 4, 2024. As of May 3, 2025, approximately 41% of our total net trade receivables and 53% of our European net trade receivables were subject to credit insurance coverage, certain bank guarantees or letters of credit for collection purposes. Our credit insurance coverage contains certain terms and conditions specifying deductibles and annual claim limits.
Inventory increased by $83.3 million, or 15.0%, to $638.2 million as of May 3, 2025, from $554.9 million at May 4, 2024. On a constant currency basis, inventory increased by $75.0 million, or 13.5%, when compared to May 4, 2024, driven primarily by the acceleration of inventory receipts to mitigate the impact of the Red Sea crisis.
Capital Expenditures
Gross capital expenditures totaled $21.9 million, before deducting lease incentives of $1.5 million, for the three months ended May 3, 2025. This compares to gross capital expenditures of $21.1 million, before deducting lease incentives of $0.6 million, for the same prior-year period.
We will periodically evaluate strategic opportunities and pursue those we believe will support and contribute to our overall growth initiatives and/or will leverage our global infrastructure and network of licensees and wholesale partners.
Dividends
On June 5, 2025, we announced a regular quarterly cash dividend of $0.30 per share on our common stock. The cash dividend will be paid on July 3, 2025 to shareholders of record as of the close of business on June 18, 2025. As a result of this dividend declaration and in accordance with the terms of the indenture governing the 2028 Notes, we will adjust the conversion rate (which is expected to increase) and the conversion price (which is expected to decrease) of the 2028 Notes, effective as of June 18, 2025. A downward adjustment is also expected to be made to the strike prices of the convertible note hedges and the warrants entered into in connection with the 2028 Notes, each of which will be decreased in accordance with the terms of the convertible note hedge confirmations and warrant confirmations.
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
During the three months ended May 3, 2025, we did not make any share repurchases. During the three months ended May 4, 2024, we repurchased 0.3 million shares under our 2024 Share Repurchase Program at an aggregate cost of $10.3 million. These shares were repurchased through broker assisted market transactions in connection with the exchange and subscription offering related to the 2024 Notes and the March Additional 2028 Notes (as defined and described in “Part I, Item 1. Financial Statements - Note 11 - Convertible Senior Notes and Related Transactions” of this Quarterly Report). As of May 3, 2025, we had remaining authority under the 2024 Share Repurchase Program to purchase $139.8 million of our common stock.
Borrowings and Finance Lease Obligations and Convertible Senior Notes
Refer to “Part I, Item 1. Financial Statements – Note 11 - Convertible Senior Notes and Related Transactions” in this Quarterly Report for disclosures about our convertible senior notes and related transactions. In addition, refer to “Part I, Item 1. Financial Statements – Note 10 - Borrowings and Finance Lease Obligations” in this Quarterly Report for disclosures about our borrowings and finance lease obligations.
Supplemental Executive Retirement Plan
As a non-qualified pension plan, no dedicated funding of our Supplemental Executive Retirement Plan (“SERP”) is required; however, we have made periodic payments into insurance policies held in a rabbi trust to fund the expected obligations arising under the non-qualified SERP.
The cash surrender values of the insurance policies were $63.4 million and $63.8 million as of May 3, 2025 and February 1, 2025, respectively, and were included in other assets in our condensed consolidated balance sheets. As a result of changes in the value of the insurance policy investments, we recorded unrealized gains of $0.2 million and unrealized losses of $0.2 million in other income (expense) during the three months ended May 3, 2025 and May 4, 2024, respectively. The projected benefit obligation was $33.6 million and $33.8 million as of May 3, 2025 and February 1, 2025, respectively, and was included in accrued expenses and other current liabilities and other long-term liabilities in our condensed consolidated balance sheets depending on the expected timing of payments. SERP benefit payments of $0.6 million and $0.5 million were made during the three months ended May 3, 2025 and May 4, 2024, respectively.
Material Cash Requirements
As of May 3, 2025, except as disclosed above, there were no material changes to our material cash requirements from known contractual and other obligations, including commitments for capital expenditures, outside the ordinary course of business compared to the disclosures included in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Material Cash Requirements” in Part II, Item 7 in our fiscal 2025 Annual Report on Form 10-K. Refer to “Part I, Item 1. Financial Statements – Note 10 - Borrowings and Finance Lease Obligations” and “Part I, Item 1. Financial Statements – Note 11 - Convertible Senior Notes and Related Transactions” for further information.
Application of Critical Accounting Policies and Estimates
Our critical accounting policies reflecting our estimates and judgments are described in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our fiscal 2025 Annual Report on Form 10-K. There have been no significant changes to our critical accounting policies since the filing of our fiscal 2025 Annual Report on Form 10-K.
Recently Issued Accounting Guidance
Refer to “Part I, Item 1. Financial Statements – Note 1 - Basis of Presentation” for disclosures about recently issued and adopted accounting guidance.

ITEM 3.Quantitative and Qualitative Disclosures About Market Risk.
Exchange Rate Risk
Approximately two-thirds of product sales and licensing revenue recorded for the three months ended May 3, 2025 were denominated in currencies other than the U.S. dollar. Our primary exchange rate risk relates to operations in Europe, Canada, South Korea, China, Hong Kong and Mexico. Changes in currencies affect our earnings in various ways. For further discussion on currency-related risk, please refer to our risk factors under “Part I, Item 1A. Risk Factors” contained in our fiscal 2025 Annual Report on Form 10-K.
Foreign Currency Transaction Gains and Losses
Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency, including gains and losses on foreign exchange currency contracts (see below), are included in the condensed consolidated statements of income (loss). Net realized and unrealized foreign currency transaction gains of $8.3 million and losses of $3.7 million were included in the determination of net earnings (loss) for the three months ended May 3, 2025 and May 4, 2024, respectively.
Foreign Exchange Currency Contracts
We have foreign exchange currency contracts designated as hedging instruments for accounting purposes as well as foreign exchange currency contracts that are not designated as hedging instruments for accounting purposes. Refer to “Part I, Item 1. Financial Statements - Note 16 - Fair Value Measurements” and “Part I, Item 1. Financial Statements - Note 17 - Derivative Financial Instruments in this Quarterly Report for disclosures about foreign exchange currency contracts.
Contract Sensitivity Analysis
As of May 3, 2025, a sensitivity analysis of changes in foreign currencies when measured against the U.S. dollar indicates that, if the U.S. dollar had uniformly weakened by 10% against all of the U.S. dollar denominated foreign exchange derivatives totaling $316.0 million, the fair value of the instruments would have decreased by $35.1 million. Conversely, if the U.S. dollar uniformly strengthened by 10% against all of the U.S. dollar denominated foreign exchange derivatives, the fair value of these instruments would have increased by $28.7 million. Any resulting changes in the fair value of the hedged instruments may be partially offset by changes in the fair value of certain balance sheet positions (primarily U.S. dollar denominated liabilities in our foreign operations) impacted by the change in the foreign currency rate. The ability to reduce the exposure of currencies on earnings depends on the magnitude of the derivatives compared to the balance sheet positions during each reporting cycle.
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
As of May 3, 2025, we had borrowings under our credit facility arrangements of $258.1 million which are based on variable rates of interest. Accordingly, changes in interest rates would impact our results of operations in future periods. A 100 basis point increase in interest rates would not have had a significant effect on interest expense for the three months ended May 3, 2025.
We have recognized equity-linked derivatives including the embedded derivative associated with the Additional 2028 Notes. In connection with the 2028 Notes, we also purchased convertible note hedges which did not qualify for the derivative scope exception for equity-linked instruments. These derivatives are not designated as hedging instruments for accounting purposes. We recorded a net loss of $4.3 million and a net gain of $38.5 million for the three months ended May 3, 2025 and May 4, 2024, respectively, for these derivatives, which were included in other income (expense).
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
The fair values of our debt instruments are based on the amount of future cash flows associated with each instrument discounted using our incremental borrowing rate. As of May 3, 2025 and February 1, 2025, the carrying value of all financial instruments was not materially different from fair value, as the interest rates on our debt approximated rates currently available to us. The fair value of the Notes is determined based on inputs that are observable in the market and have been classified as Level 2 in the fair value hierarchy.
Contract Sensitivity Analysis
The fair values of the equity-linked derivatives are measured using a binomial lattice model utilizing unobservable inputs (e.g. the expected volatility and instrument specific credit spread). As of May 3, 2025, if the expected volatility were increased to 40%, keeping all other inputs constant, the fair value of the embedded derivative would increase from $1.3 million to $2.9 million and the fair value of the convertible note hedge would increase from $5.8 million to $13.3 million. If the expected volatility were decreased to 20%, the fair value of the embedded derivative would decrease from $1.3 million to $0.2 million and the fair value of the convertible note hedge would decrease from $5.8 million to $0.8 million. If the credit spread increased from 3.2% to 4.2%, keeping all other inputs constant, the fair value of the embedded derivative would increase from $1.3 million to $1.4 million and the fair value of the convertible note hedge would increase from $5.8 million to $6.3 million. If the credit spread decreased from 3.2% to 2.2%, the fair value of the embedded derivative would decrease from $1.3 million to $1.2 million and the fair value of the convertible note hedge would decrease from $5.8 million to $5.3 million.
ITEM 4. Controls and Procedures.
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the quarterly period covered by this report.
There was no change in our internal control over financial reporting during the first quarter of fiscal 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. Legal Proceedings.
Refer to “Part I, Item 1. Financial Statements – Note 14 - Commitments and Contingencies” in this Quarterly Report for disclosures about our legal and other proceedings.
ITEM 1A. Risk Factors.
There have not been any material changes in the Risk Factors as previously disclosed in our fiscal 2025 Annual Report on Form 10-K.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Items (a) and (b) are not applicable.
Item (c) Issuer Purchases of Equity Securities
Our share repurchases during each fiscal month of the first quarter of fiscal 2026 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs[1]
February 2, 2025 to March 1, 2025
Repurchase program[1]	—	—	—	$139,761,411
Employee transactions[2]	—	—	—
March 2, 2025 to April 5, 2025
Repurchase program[1]	—	—	—	$139,761,411
Employee transactions[2]	—	—	—
April 6, 2025 to May 3, 2025
Repurchase program[1]	—	—	—	$139,761,411
Employee transactions[2]	—	—	—
Total
Repurchase program[1]	—	—	—	$139,761,411
Employee transactions[2]	—	—	—
______________________________________________________________________
Notes:
1On March 25, 2024, the Board of Directors authorized a $200 million share repurchase program (the “2024 Share Repurchase Program”). Repurchases may be made on the open market or in privately negotiated transactions, pursuant to Rule 10b5-1 trading plans or other available means. There is no minimum or maximum number of shares to be repurchased under the program and the program may be discontinued at any time, without prior notice.
2Consists of shares surrendered to, or withheld by, us in satisfaction of employee tax withholding obligations that occur upon vesting of restricted stock awards granted under our 2004 Equity Incentive Plan, as amended.

ITEM 5. Other Information.
Insider Trading Arrangements
During the quarter ended May 3, 2025, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
New Chief Financial Officer
On June 12, 2025, Alberto Toni will succeed Dennis Secor as our Chief Financial Officer, as disclosed in our Current Report on Form 8-K filed with the SEC on April 3, 2025.
Formation of DEI Council
As previously disclosed, on September 29, 2023, we entered into a Stipulation and Agreement of Compromise, Settlement, and Release (the “Stipulation”) with the Employees Retirement System of Rhode Island (“ERSRI”), which was approved by the Delaware Court of Chancery on January 5, 2024. As required under the Stipulation, we established a Diversity, Equity, and Inclusion Council (the “Council”), which will be comprised of one independent member of our Board (Chris Lewis, who was appointed to our Board in January 2025 following his selection by ERSRI) and two independent consultants, including one consultant selected by ERSRI and one consultant selected by the Company. The Council will report directly to the Board and be responsible for overseeing the development and implementation of our policies and procedures related to harassment, discrimination and retaliation. The Council will also be responsible, in tandem with our Board, for overseeing the commitment statement that was added to our Governance Guidelines (the “Commitment Statement”) regarding, among other things, measures to prevent and respond to sexual harassment and discrimination. Our Board believes this oversight will enable the Board to remain informed about the measures the Company is taking to comply with the Commitment Statement and will provide an additional layer of accountability with respect to the Company’s compliance.

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
10.1.
Fifth Amendment to Lease Agreement, dated as of April 8, 2025, between the Registrant and 1444 Partners, Ltd. with respect to the Registrant's corporate headquarters (incorporated by reference to Exhibit 10.37 to the Registrant’s Annual Report on Form 10-K filed with the SEC on April 11, 2025).

*10.2.
Amendment to Employment Agreement, dated March 31, 2025, between Guess?, Inc. and Dennis Secor (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 3, 2025).

*10.3.
Employment Agreement, dated March 31, 2025, between Guess? Europe Sagl and Alberto Toni (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 3, 2025).

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

Guess?, Inc.

Date:	June 11, 2025	By:	/s/ CARLOS ALBERINI
Carlos Alberini
Chief Executive Officer

Date:	June 11, 2025	By:	/s/ DENNIS SECOR
Dennis Secor
Interim Chief Financial Officer
(Principal Financial Officer)