Form 10-Q
period 2025-08-02
GUESS INC
filed 2025-09-05
CIK 912463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended August 02, 2025
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
As of August 29, 2025, the registrant had 52,082,463 shares of Common Stock, par value $0.01 per share, outstanding.

GUESS?, INC.
FORM 10-Q
i

WHERE YOU CAN FIND MORE INFORMATION
Investors and others should note that we announce material financial information to our investors using our investor relations website, press releases, Securities and Exchange Commission filings and public conference calls and webcasts. We may also use our LinkedIn page (www.linkedin.com/company/guess-) and our website (www.guess.com) as a means of disclosing information about the Company (as defined below), our products, our planned financial and other announcements, attendance at upcoming investor and industry conferences, and other matters as well as for complying with our disclosure obligations under Regulation FD.
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
ii

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements.

GUESS?, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	Aug 2, 2025	Feb 1, 2025
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$189,635	$187,696
Accounts receivable, net	368,674	391,161
Inventories	668,378	562,649
Prepaid expenses	79,090	67,275
Other current assets	22,218	40,589
Total current assets	1,327,995	1,249,370
Property and equipment, net	258,226	240,114
Goodwill	35,744	33,157
Deferred income tax assets	190,870	171,818
Restricted cash	812	796
Operating lease right-of-use assets	933,717	839,879
Other assets	228,934	231,544
TOTAL ASSETS	$2,976,298	$2,766,678
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of borrowings and finance lease obligations	$27,120	$40,948
Accounts payable	346,799	318,712
Accrued expenses and other current liabilities	308,462	294,700
Current portion of operating lease liabilities	189,254	176,972
Total current liabilities	871,635	831,332
Convertible senior notes due 2028, net	338,222	336,527
Long-term debt and finance lease obligations	258,370	150,668
Long-term operating lease liabilities	793,515	715,755
Other long-term liabilities	173,738	181,621
Total liabilities	2,435,480	2,215,903
Redeemable noncontrolling interests	416	368

Commitments and contingencies (Note 14)

Stockholders’ equity:
Preferred stock, $.01 par value. Authorized 10,000,000 shares; no shares issued and outstanding	—	—
Common stock, $.01 par value. Authorized 150,000,000 shares; issued 142,771,253 and 142,771,253 shares; outstanding 52,074,269 and 51,691,595 shares as of August 2, 2025 and February 1, 2025, respectively	521	517
Paid-in capital	611,288	605,036
Retained earnings	1,231,417	1,289,233
Accumulated other comprehensive loss	(130,262)	(159,196)
Treasury stock, 90,696,984 and 91,079,658 shares as of August 2, 2025 and February 1, 2025, respectively	(1,225,413)	(1,230,583)
Guess?, Inc. stockholders’ equity	487,551	505,007
Nonredeemable noncontrolling interests	52,851	45,400
Total stockholders’ equity	540,402	550,407
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,976,298	$2,766,678

See accompanying notes to condensed consolidated financial statements.

GUESS?, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	Aug 2, 2025	Aug 3, 2024	Aug 2, 2025	Aug 3, 2024
Product sales	$746,680	$703,460	$1,369,486	$1,266,413
Net royalties	26,257	29,100	51,252	58,090
Net revenue	772,937	732,560	1,420,738	1,324,503
Cost of product sales	444,168	412,617	833,512	756,459
Gross profit	328,769	319,943	587,226	568,044
Selling, general and administrative expenses	308,588	282,951	595,124	549,799
Asset impairment charges	2,266	2,277	8,355	3,418
Net gains on lease modifications	—	—	(236)	—
Gain on sale of assets	—	(13,781)	—	(13,781)
Loss (gain) on equity method investment	(171)	720	(795)	720
Earnings (loss) from operations	18,086	47,776	(15,222)	27,888
Other income (expense):
Interest expense	(7,871)	(7,707)	(15,709)	(14,081)
Interest income	2,995	2,957	5,022	6,605
Loss on extinguishment of debt	—	—	—	(1,952)
Other income (expense), net	2,091	(39,873)	3,455	(4,106)
Total other expense	(2,785)	(44,623)	(7,232)	(13,534)

Earnings (loss) before income tax expense	15,301	3,153	(22,454)	14,354
Income tax expense	7,011	11,789	495	7,084
Net earnings (loss)	8,290	(8,636)	(22,949)	7,270
Net earnings attributable to noncontrolling interests	2,048	1,967	3,737	4,851
Net earnings (loss) attributable to Guess?, Inc.	$6,242	$(10,603)	$(26,686)	$2,419

Net earnings (loss) per common share attributable to common stockholders:
Basic	$0.12	$(0.21)	$(0.53)	$0.04
Diluted	$0.12	$(0.28)	$(0.53)	$0.04

Weighted average common shares outstanding attributable to common stockholders:
Basic	51,499	52,436	51,437	52,672
Diluted	52,115	67,092	51,437	54,118

See accompanying notes to condensed consolidated financial statements.

GUESS?, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)

	Three Months Ended		Six Months Ended
	Aug 2, 2025	Aug 3, 2024	Aug 2, 2025	Aug 3, 2024
Net earnings (loss)	$8,290	$(8,636)	$(22,949)	$7,270
Other comprehensive income (loss):
Foreign currency translation adjustment
Gains (losses) arising during the period	12,860	(1,952)	53,876	(4,308)
Derivative financial instruments designated as cash flow hedges
Losses arising during the period	(3,888)	(2,219)	(20,306)	(855)
Less income tax effect	387	387	2,193	168
Reclassification to net earnings (loss) for (gains) losses realized	(699)	(1)	(1,657)	1,889
Less income tax effect	76	88	181	(182)
Defined benefit plans
Foreign currency and other adjustments	(338)	(321)	(1,454)	(58)
Less income tax effect	51	39	220	9
Net actuarial (gain) loss amortization	34	(4)	58	(7)
Prior service credit amortization	(47)	(40)	(92)	(80)
Less income tax effect	11	20	23	20
Total comprehensive income (loss)	16,737	(12,639)	10,093	3,866
Less comprehensive income (loss) attributable to noncontrolling interests:
Net earnings	2,048	1,967	3,737	4,851
Foreign currency translation adjustment	1,573	(3,393)	4,108	(2,756)
Amounts attributable to noncontrolling interests	3,621	(1,426)	7,845	2,095
Comprehensive income (loss) attributable to Guess?, Inc.	$13,116	$(11,213)	$2,248	$1,771

See accompanying notes to condensed consolidated financial statements.

GUESS?, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended
	Aug 2, 2025	Aug 3, 2024
Cash flows from operating activities:
Net earnings (loss)	$(22,949)	$7,270
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	35,846	33,581
Amortization of debt discount and issuance costs	2,940	2,668
Share-based compensation expense	10,913	9,006
Forward contract losses	5,624	1,366
Net loss (gain) from impairment and disposition of long-term assets	9,031	(10,065)
Change in fair value remeasurement of derivatives related to convertible senior notes	3,181	1,982
Loss on extinguishment of debt	—	1,952
Other items, net	(9,637)	13,858
Changes in operating assets and liabilities:
Accounts receivable	58,286	6,590
Inventories	(61,933)	(88,670)
Prepaid expenses and other assets	15,463	(11,267)
Operating lease assets and liabilities, net	(4,252)	(5,241)
Accounts payable	(2,116)	35,703
Accrued expenses and other current liabilities	(27,168)	8,428
Other long-term liabilities	(11,729)	14,573
Net cash provided by operating activities	1,500	21,734
Cash flows from investing activities:
Purchases of property and equipment	(43,387)	(41,478)
Proceeds from sale of long-lived assets	176	39,809
Business acquisition, net of cash acquired	—	(54,981)
Net cash settlement of forward contract	(871)	257
Other investing activities	(2,228)	(4,501)
Net cash used in investing activities	(46,310)	(60,894)
Cash flows from financing activities:
Proceeds from borrowings	106,437	241,014
Repayments on borrowings and finance lease obligations	(35,877)	(83,645)
Repayments of convertible senior notes	—	(33,292)
Proceeds from issuance of warrant	—	3,665
Purchase of convertible note hedge	—	(6,538)
Proceeds from termination of convertible senior note hedge	—	1,347
Payments for termination of common stock warrant	—	(548)
Debt issuance costs	(168)	(2,689)
Dividends paid	(31,641)	(151,696)
Noncontrolling interest capital contribution	1,639	—
Noncontrolling interest capital distribution	(2,033)	(8,801)
Issuance of common stock, net of income tax withholdings on vesting of stock awards	135	6,021
Purchase of treasury stock	(328)	(60,279)
Net cash provided by (used in) financing activities	38,164	(95,441)
Effect of exchange rates on cash, cash equivalents and restricted cash	8,601	(5,434)
Net change in cash, cash equivalents and restricted cash	1,955	(140,035)
Cash, cash equivalents and restricted cash at the beginning of the year	188,492	360,285
Cash, cash equivalents and restricted cash at the end of the period	$190,447	$220,250
Supplemental cash flow data:
Interest paid	$12,687	$13,642
Income taxes paid, net of refunds	$13,594	$27,042
Non-cash investing and financing activity:
Change in accrual of property and equipment	$(1,170)	$632
Assets acquired under finance lease obligations	$11	$61
Exchange of 2024 Notes for 2028 Notes	$—	$(16,658)
See accompanying notes to condensed consolidated financial statements.

GUESS?, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)
(unaudited)

	For the three and six months ended August 2, 2025
	Guess?, Inc. Stockholders’ Equity
	Common Stock					Treasury Stock
	Shares	Amount	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Shares	Amount	Nonredeemable Noncontrolling Interests	Total
Balance at February 1, 2025	51,691,595	$517	$605,036	$1,289,233	$(159,196)	91,079,658	$(1,230,583)	$45,400	$550,407
Net earnings (loss)	—	—	—	(32,928)	—	—	—	1,689	(31,239)
Other comprehensive income, net of income tax of $2,092	—	—	—	—	22,060	—	—	2,535	24,595
Issuance of common stock under stock compensation plan	303,404	3	(4,104)	—	—	(303,404)	4,100	—	(1)
Issuance of common stock under Employee Stock Purchase Plan	16,370	—	(67)	—	—	(16,370)	221	—	154
Share-based compensation	—	—	5,255	1	—	—	—	—	5,256
Dividends	—	—	—	(15,982)	—	—	—	—	(15,982)
Balance at May 3, 2025	52,011,369	$520	$606,120	$1,240,324	$(137,136)	90,759,884	$(1,226,262)	$49,624	$533,190
Net earnings	—	—	—	6,242	—	—	—	2,048	8,290
Other comprehensive income, net of income tax of $525	—	—	—	—	6,874	—	—	1,573	8,447
Issuance of common stock under stock compensation plan	46,904	1	(802)	—	—	(46,904)	633	—	(168)
Issuance of common stock under Employee Stock Purchase Plan	15,996	—	(66)	—	—	(15,996)	216	—	150
Share-based compensation	—	—	6,036	18	—	—	—	—	6,054
Dividends	—	—	—	(15,167)	—	—	—	—	(15,167)
Noncontrolling interest capital distribution	—	—	—	—	—	—	—	(2,033)	(2,033)
Noncontrolling interest capital contribution	—	—	—	—	—	—	—	1,639	1,639
Balance at August 2, 2025	52,074,269	$521	$611,288	$1,231,417	$(130,262)	90,696,984	$(1,225,413)	$52,851	$540,402

See accompanying notes to condensed consolidated financial statements.

GUESS?, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)
(unaudited)

	For the three and six months ended August 3, 2024
	Guess?, Inc. Stockholders’ Equity
	Common Stock					Treasury Stock
	Shares	Amount	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Shares	Amount	Nonredeemable Noncontrolling Interests	Total
Balance at February 3, 2024	53,007,966	$530	$594,520	$1,412,426	$(137,010)	89,763,349	$(1,185,526)	$49,854	$734,794
Net earnings	—	—	—	13,022	—	—	—	2,884	15,906
Other comprehensive income (loss), net of income tax of ($519)	—	—	—	—	(38)	—	—	637	599
Issuance of common stock under stock compensation plan	779,872	8	(4,682)	—	—	(779,934)	10,323	—	5,649
Issuance of common stock under Employee Stock Purchase Plan	9,740	—	69	—	—	(9,740)	129	—	198
Share-based compensation	—	—	3,115	5	—	—	—	—	3,120
Dividends	—	—	—	(135,512)	—	—	—	—	(135,512)
Share repurchases	(326,429)	(3)	3	—	—	326,429	(10,279)	—	(10,279)
Noncontrolling interest capital distribution	—	—	—	—	—	—	—	(11,735)	(11,735)
Noncontrolling interest capital contribution	—	—	—	—	—	—	—	219	219
Sale of common stock warrants	—	—	3,665	—	—	—	—	—	3,665
Termination of common stock warrants	—	—	(548)	—	—	—	—	—	(548)
Termination of convertible note hedges	—	—	1,044	—	—	—	—	—	1,044
Settlement of convertible senior notes	122,313	1	(1,413)	—	—	(122,313)	1,624	—	212
Exercise of convertible notes hedges	(90,729)	(1)	2,558	—	—	90,729	(2,557)	—	—
Balance at May 4, 2024	53,502,733	$535	$598,331	$1,289,941	$(137,048)	89,268,520	$(1,186,286)	$41,859	$607,332
Net earnings (loss)	—	—	—	(10,603)	—	—	—	1,967	(8,636)
Other comprehensive loss, net of income tax benefit of $534	—	—	—	—	(610)	—	—	(3,393)	(4,003)
Issuance of common stock under stock compensation plan	178,893	2	(2,394)	—	—	(178,893)	2,378	—	(14)
Issuance of common stock under Employee Stock Purchase Plan	10,832	—	44	—	—	(10,832)	144	—	188
Share-based compensation	—	—	3,895	30	—	—	—	—	3,925
Dividends	—	—	—	(16,638)	—	—	—	—	(16,638)
Share repurchases	(2,274,140)	(23)	23	—	—	2,274,140	(50,511)	—	(50,511)
Balance at August 3, 2024	51,418,318	$514	$599,899	$1,262,730	$(137,658)	91,352,935	$(1,234,275)	$40,433	$531,643

See accompanying notes to condensed consolidated financial statements.

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
August 2, 2025
(unaudited)
(1)    Basis of Presentation
Description of the Business
Guess?, Inc. (the “Company” or “GUESS?”) designs, markets, distributes and licenses a leading lifestyle collection of contemporary apparel and accessories for men, women and children that reflect the American lifestyle and European fashion sensibilities. The Company’s designs are sold in GUESS? owned stores, to a network of wholesale accounts that includes department stores, selected specialty retailers and upscale boutiques and through the Internet. GUESS? branded products, some of which are produced under license, are also sold internationally through a series of retail store licensees and wholesale distributors. On April 2, 2024, the Company acquired all the operating assets and a 50% interest in the intellectual property assets of New York-based fashion brand rag & bone, a leader in the American fashion scene, which directly operates stores in the United States and in select international locations, and is also available in high-end boutiques, department stores and through e-commerce globally.
Proposed Take-Private Transaction with Authentic Brands Group
On August 20, 2025, the Company announced that it had entered into an Agreement and Plan of Merger (the “Merger Agreement” and together with the transactions contemplated thereby, the “Proposed Transaction”) with Authentic Brands Group LLC, a Delaware limited liability company (“Authentic”), Glow Holdco 1, Inc., a Delaware corporation and, as of the date of the Merger Agreement and until the Parent Equity Transfer (as defined below) is consummated, a wholly-owned subsidiary of Authentic (“Parent”), and Glow Merger Sub 1, Inc., a Delaware corporation and a wholly-owned subsidiary of Parent (“Merger Sub”). The Proposed Transaction would result in a take-private transaction pursuant to which, as further detailed below, the Company would enter into a strategic partnership with Authentic whereby (i) Authentic would own 51% of substantially all of the Company’s intellectual property and certain Rolling Stockholders (defined below) would own 49% of substantially all of the Company’s intellectual property; (ii) certain of the Rolling Stockholders would own 100% of the Company’s operating assets; and (iii) Guess? shareholders (other than the Rolling Stockholders) would receive $16.75 per share in cash and the Company would no longer be publicly-traded.
The Merger Agreement provides that, among other things and on the terms and subject to the conditions set forth in the Merger Agreement, (i) on the date on which all of the conditions to effect the Pre-Closing Restructuring (as defined below) set forth in the Merger Agreement are satisfied or waived (the “Condition Satisfaction Date”), Authentic shall transfer all of the issued and outstanding equity interests of Parent (and indirectly through ownership of Parent, Merger Sub) to a newly-formed affiliate of the Rolling Stockholders (“IPCo Holdings” and such transfer, the “Parent Equity Transfer”); (ii) following the Condition Satisfaction Date and prior to the effective time of the Merger (the “Effective Time”), the parties will effect a pre-closing restructuring (the “Pre-Closing Restructuring”), pursuant to which, among other things, all of the rights, title and interest owned by the Company or any of its subsidiaries or affiliates in or to substantially all of the Company’s intellectual property (other than certain excluded assets) shall be transferred and assigned to certain newly-formed subsidiaries of the Company (the “Company IPCos”); (iii) following the Pre-Closing Restructuring and immediately prior to the Effective Time, (a) Authentic (or its designee(s)) shall purchase all right, title and interest in and to 51% of the issued and outstanding equity interests of the Company IPCos and (b) at Parent’s option, IPCo Holdings (or its designee) shall purchase all right, title and interest in and to up to 19% of the issued and outstanding equity interests of the Company IPCos (the sales to Authentic (or its designee(s)) and IPCo Holdings (or its designee) contemplated by the foregoing clauses (a) and (b) are collectively referred to as the “Disposition”); and (iv) at the Effective Time, (a) Merger Sub shall be merged with and into the Company (the “Merger”), with the Company continuing as the surviving corporation (the

“Surviving Corporation”) and a wholly-owned subsidiary of Parent, (b) each share of common stock of the Company, par value $0.01 per share (the “Shares”) issued and outstanding immediately prior to the Effective Time (other than Excluded Shares (as defined below) and Shares held by any person who duly and validly demands appraisal of such Shares pursuant to Section 262 of the General Corporation Law of the State of Delaware (the “DGCL”) and does not effectively withdraw or otherwise waive or lose such right to appraisal under Section 262 of the DGCL) shall be converted into the right to receive $16.75 per share, in cash without interest (the “Per Share Merger Consideration”), except that (x) each Share owned by Authentic, Parent, Merger Sub or any other controlled affiliate of Authentic or Parent, the Company or any wholly-owned subsidiary of the Company, and in each case not held on behalf of third parties, immediately prior to the Effective Time and (y) any Shares owned beneficially or of record by Paul Marciano, Carlos Alberini, certain trusts, foundations and/or affiliates of each of them and of Maurice Marciano and certain other Company stockholders party to the Voting Agreement (as defined in the Merger Agreement and excluding certain stockholders as indicated in the Merger Agreement) (collectively, the “Rolling Stockholders”) (which shall, immediately prior to the Effective Time, be contributed or otherwise transferred, directly or indirectly, to IPCo Holdings pursuant to the terms of the Interim Investors Agreement (as defined in the Merger Agreement)) (clauses (a) and (b), collectively, the “Excluded Shares”), in each case, will, by virtue of the Merger, cease to be outstanding, will be cancelled without payment of any consideration therefor and will cease to exist; and (z) each share of common stock of Merger Sub, par value $0.01 per share, issued and outstanding immediately prior to the Effective Time shall be converted into one share of common stock of the Surviving Corporation, par value $0.01 per share, and shall constitute the only outstanding shares of capital stock of the Surviving Corporation as of immediately after the Effective Time. Following the closing of the Proposed Transaction, the Company IPCos are anticipated to be owned 51% by Authentic and 49% by the Rolling Stockholders, and the Surviving Corporation will be wholly owned by certain of the Rolling Stockholders and current Company management will continue to run the business.
The consummation of the Pre-Closing Restructuring is subject to the fulfillment or waiver of certain customary mutual conditions, including (i) the approval and adoption of the Merger Agreement and approval of the Disposition by an affirmative vote of (a) the holders of a majority of the outstanding Shares entitled to vote on such matter and (b) a majority of the votes cast by the disinterested stockholders (as such term is defined in Section 144 of the DGCL), and (ii) the expiration or termination of all required statutory waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and all Required Regulatory Approvals (as defined in the Merger Agreement), shall have been obtained and remain in full force and effect. The consummation of the Pre-Closing Restructuring is also subject to the fulfillment or waiver of certain unilateral conditions, including, with respect to the obligation of Authentic, Parent and Merger Sub to consummate the Pre-Closing Restructuring, the absence of a material adverse effect in respect of the Company between the date of the Merger Agreement and the Condition Satisfaction Date.
The consummation of the Proposed Transaction is subject to the fulfillment or waiver of certain customary mutual conditions, including that all Required Regulatory Approvals shall have been obtained and remain in full force and effect. The consummation of the Proposed Transaction is also subject to the fulfillment or waiver of certain unilateral conditions, including the consummation of the Pre-Closing Restructuring (including the Parent Equity Transfer) in all material respects.
The Merger Agreement contains certain termination rights for the Company and Authentic as specified in the Merger Agreement. In addition, under the terms of the Merger Agreement, the Company may be required to pay Authentic a termination fee of $23.3 million if the Merger Agreement is terminated under specified circumstances.
Upon completion of the Proposed Transaction, the Company’s common stock will no longer be listed on any public market.

Reclassifications
The Company has made certain reclassifications to prior period amounts to conform to the current period presentation within the accompanying condensed consolidated financial statements and notes to the condensed consolidated financial statements.
Interim Financial Statements
In the opinion of management, the accompanying unaudited condensed consolidated financial statements of the Company contain all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the condensed consolidated balance sheets as of August 2, 2025 and February 1, 2025, and the condensed consolidated statements of income (loss), comprehensive income (loss), cash flows and stockholders’ equity for the three and six months ended August 2, 2025 and August 3, 2024. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) for interim financial information and the instructions to Rule 10-01 of Regulation S-X of the U.S. Securities and Exchange Commission (the “SEC”). Accordingly, they have been condensed and do not include all of the information and footnotes required by GAAP for complete financial statements. The results of operations and cash flows for the three and six months ended August 2, 2025 are not necessarily indicative of the results of operations to be expected for the full fiscal year.
These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended February 1, 2025.
Fiscal Periods
The Company operates on a 52/53-week fiscal year calendar, which ends on the Saturday nearest to January 31 of each year. The three and six months ended August 2, 2025 had the same number of days as the three and six months ended August 3, 2024. All references herein to “fiscal 2026”, “fiscal 2025” and “fiscal 2024” represent the results of the 52-week fiscal years ending January 31, 2026 and February 1, 2025 and the 53-week fiscal year ended February 3, 2024, respectively.
Business Update, Market Trends and Uncertainties
Macroeconomic conditions, including declines in consumer spending, inflation, higher interest rates, foreign exchange rate fluctuations, the impacts of the ongoing wars in Ukraine and Gaza, the Red Sea crisis and uncertainty regarding changes in trade policies, including imposition of new or expanded tariffs, are continuing to negatively impact the Company’s businesses.
The Company continues to carefully monitor global and regional geopolitical and economic developments. The Company also continues to strategically manage expenses in order to protect profitability and mitigate, to the extent possible, the residual effect of supply chain disruptions stemming from changes to global trade policies and practices. The duration and scope of these conditions cannot be predicted, and therefore, any anticipated negative financial impact to the Company’s operating results cannot be reasonably estimated. Additionally, the Company continues to monitor changes in policy impacting global trade, including tariff regulation. For example, on April 2, 2025, the United States announced a new universal baseline tariff of 10%, plus an additional country-specific tariff for select trading partners, on all U.S. imports. Subsequently, there have been incremental tariffs, or previously imposed tariffs have been paused or modified, and the United States has indicated that it is actively negotiating country-specific agreements that it expects will result in changes to imposed tariff rates. Tariffs have the potential to significantly raise the cost of the Company’s products. Recent changes in U.S. tariff legislation have also led to significant volatility in the global economy.
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
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported on the condensed consolidated balance sheets to the amount shown in the condensed consolidated statements of cash flows.

	Aug 2, 2025	Aug 3, 2024
Cash and cash equivalents	$189,635	$218,856
Restricted cash	812	1,394
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$190,447	$220,250
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
Revenue Recognition
The Company recognizes the majority of its revenue from its direct-to-consumer (brick-and-mortar retail stores and concessions as well as e-commerce) and wholesale distribution channels at a point in time when it satisfies a performance obligation and transfers control of the product to the respective customer. During each of the three and six months ended August 2, 2025, wholesale revenues were 38% of the Company’s total consolidated net revenues. During the three and six months ended August 3, 2024, wholesale revenues were 38% and 36% of the Company's total consolidated net revenues, respectively.
The Company also recognizes royalty revenue from its trademark license agreements. The Company’s trademark license agreements represent symbolic licenses that are dependent on the Company’s continued support over the term of the license agreement. The amount of revenue that is recognized from the licensing arrangements is based on sales-based royalty and advertising fund contributions as well as specific fixed payments, where applicable. The Company’s trademark license agreements customarily provide for a multi-year initial term ranging from three to 15 years and may contain options to renew prior to expiration for an additional multi-year period. The unrecognized portion of upfront payments is included in deferred royalties in accrued expenses and other long-term liabilities depending on the short or long-term nature of the payments to be recognized. As of August 2, 2025, the Company had $14.6 million and $27.6 million of deferred royalties related to these upfront payments included in accrued expenses and other current liabilities and other long-term liabilities, respectively. This compares to $14.7 million and $33.7 million of deferred royalties related to these upfront payments included in accrued expenses and other current liabilities and other long-term liabilities, respectively, as of February 1, 2025. During the three and six months ended August 2, 2025, the Company recognized $4.2 million and $8.5 million in net royalties, respectively, related to the amortization of deferred royalties. During the three and six months ended August 3, 2024, the Company recognized $4.3 million and $8.8 million in net royalties, respectively, related to the amortization of deferred royalties.
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
As of August 2, 2025, approximately 46% of the Company’s total net trade accounts receivable and 55% of its European net trade receivables were subject to credit insurance coverage, certain bank guarantees or letters of credit for collection purposes. The Company’s credit insurance coverage contains certain terms and conditions specifying deductibles and annual claim limits. Management evaluates the creditworthiness of the counterparties to the credit insurance, bank guarantees and letters of credit and records a provision for the risk of loss on these instruments based on these evaluations as considered necessary.
The Company’s credit losses for the periods presented were not significant compared to sales and did not significantly exceed management’s estimates. Refer to Note 6 - Accounts Receivable for further information regarding the Company’s allowance for doubtful accounts.
Advertising and Marketing Costs
The Company expenses the cost of advertising as incurred. Advertising and marketing expenses charged to operations for the three and six months ended August 2, 2025 were $25.7 million and $51.0 million, respectively. Advertising and marketing expenses charged to operations for the three and six months ended August 3, 2024 were $23.0 million and $42.9 million, respectively.
Recently Issued Accounting Guidance
Income Tax Disclosures
In December 2023, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance to enhance the transparency and decision usefulness of income tax disclosures. The additional disclosures required by this update are related to the effective tax rate reconciliation and income taxes paid by jurisdiction. This Accounting Standards Update (“ASU”) is effective for annual periods beginning after December 15, 2024. The Company is currently evaluating the impact this guidance will have on its consolidated financial statements.

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
Business Combinations and Consolidations
In May 2025, the FASB issued authoritative guidance which amends the criteria for determining the accounting acquirer in a business combination effected primarily by exchanging equity interests. The amendment applies when the legal acquiree is a variable interest entity that meets the definition of a business. The guidance is effective for all entities for fiscal years beginning after December 15, 2026, and interim reporting periods within those fiscal years. Early adoption is permitted and the amendment is to be applied prospectively to acquisitions that occur on or after the adoption date. The Company is currently evaluating the impact this guidance will have on its consolidated financial statements.
Estimation of Expected Credit Losses
In July 2025, the FASB issued authoritative guidance which provides entities with a practical expedient to simplify the estimation of expected credit losses by assuming that the current conditions as of the balance sheet date will not change for the remaining life of the asset. The guidance is effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. Early adoption is permitted and the guidance is to be applied prospectively. The Company is currently evaluating the impact this guidance will have on its consolidated financial statements.

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
The Company paid total cash consideration of approximately $57.1 million at closing for both the operating assets and its 50% interest in the licensing assets. In addition, there is potential for incremental earnout consideration to the sellers, of which the Company could be responsible for a maximum of $12.8 million, based on preset levels of sales and EBITDA performance of the rag & bone operations in its fiscal year ending January 4, 2025. The Company recorded a $2.0 million reserve with respect to the potential earnout payment during the quarter ended May 4, 2024 based on its assessment of the fair value measurement of such earnout as of April 2, 2024. There was no material change in the assessed fair value of the potential earnout as of August 2, 2025. The final amount of any incremental earnout consideration was not yet determined as of August 2, 2025.
The transaction was intended to provide the following strategic and financial benefits:
•leverage the Company’s powerful infrastructure to accelerate rag & bone growth and drive synergies; and
•expand the Company’s global lifestyle brand portfolio with the rag & bone brand, allowing the Company to reach a very attractive customer base that is complementary to that of the Guess and Marciano brands.
Purchase Price Allocation
The rag & bone acquisition was accounted for as a business combination in accordance with ASC Topic 805. In accordance with Accounting Standards Codification (“ASC”) Topic 805, rag & bone was consolidated into the Company’s condensed consolidated financial statements starting on the acquisition date. Under the acquisition method, the Company records the identifiable assets acquired and liabilities assumed at their respective fair values on the acquisition date. There are various estimates and judgments related to the valuation of identifiable assets acquired and liabilities assumed. These estimates and judgments have the potential to materially impact the Company’s condensed consolidated financial statements.
During fiscal 2025, the purchase price allocation as of the acquisition date was based on a preliminary valuation and was subject to change as more detailed analyses were completed and additional information about the fair value of assets acquired and liabilities assumed became available. During the three months ended May 3, 2025, the Company finalized the purchase accounting and the purchase price allocation adjustments were immaterial. The purchase price consideration was allocated to assets acquired and liabilities assumed based on their respective fair values as follows (in thousands):

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
During the three and six months ended August 2, 2025, the Company incurred no transaction-related costs in connection with the acquisition of rag & bone. During the three and six months ended August 3, 2024, the Company incurred $0.1 million and $5.7 million, respectively, of transaction-related costs in connection with the acquisition of rag & bone, which were included in SG&A expenses in the condensed consolidated statements of income (loss) and comprehensive income (loss).

Pro Forma Financial Information
For the three months ended August 3, 2024 and the period April 2, 2024 through August 3, 2024, rag & bone’s aggregate net revenue was $63.9 million and $87.2 million, respectively. The following financial information presents the Company’s consolidated net revenues as if the acquisition had occurred on January 29, 2023 (in thousands):

	Three Months Ended	Six Months Ended
	Aug 3, 2024	Aug 3, 2024
Pro-forma net revenue	$732,560	$1,357,745
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
Equity Method Investment in and License Agreement with the Joint Venture
The Company determined that it does not have a controlling financial interest in the Joint Venture, as the Company does not control the governing body of the Joint Venture and does not have the right to direct the most significant activities of the Joint Venture, which include monetizing the rag & bone intellectual property through licensing arrangements. The Company accounts for its 50% interest in the Joint Venture, through which it exercises significant influence, under the equity method. The Company initially recorded its investment in the Joint Venture at cost, which is derived from fair value due to the bundled nature of the rag & bone transaction and included the acquisition of the rag & bone operating net assets, the License Agreement, as well as the Joint Venture investment. As of August 2, 2025 and February 1, 2025, the carrying values of the Joint Venture investment were approximately $41.3 million and $45.4 million, respectively, inclusive of the Company’s interest held through a non-interest-bearing loan of $10.1 million. The carrying value for the Company’s equity investment is reported in other assets on the Company’s condensed consolidated balance sheets.
The Company and the Joint Venture entered into the License Agreement concurrent with the overall rag & bone transaction. The License Agreement grants the Company the exclusive right to use rag & bone intellectual property to manufacture licensed products worldwide and to sell licensed products in specified territories. The initial term of the License Agreement is ten years and the License Agreement automatically renews for up to four successive renewal terms of ten years (unless the Company provides notice of non-renewal). The Joint Venture, through WHP Global, has the right to terminate the License Agreement upon certain breaches by the Company. Under the terms of the License Agreement, the Company will pay the Joint Venture royalties equal to specified percentages of net sales of licensed products, which vary based on sales channel, subject to an annual guaranteed minimum royalty during the term of the License Agreement. The Company records the royalty expenses within cost of product sales.
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

(3)    Lease Accounting
The Company primarily leases its showrooms, advertising, licensing, sales and merchandising offices, remote distribution and warehousing facilities and retail and factory outlet store locations under operating lease agreements expiring on various dates through August 2044. The Company also leases some of its equipment, as well as computer hardware and software, under operating and finance lease agreements expiring on various dates through February 2030.
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
During the six months ended August 3, 2024, the Company closed on the sale and leaseback of its U.S. distribution center. The lease payments escalate at a fixed percentage rate annually for the first ten years. After the initial lease term, the Company has the option to renew the lease for two five-year extension periods. The transaction met the criteria for sale-leaseback accounting and, as such, a net gain of $13.8 million was recognized on the sale of the assets during the six months ended August 3, 2024.
In addition to the amounts as disclosed below, the Company has estimated additional operating lease commitments of approximately $39.8 million for leases where the Company has not yet taken possession of the underlying asset as of August 2, 2025. As such, the related operating lease ROU assets and operating lease liabilities have not been recognized in the Company’s condensed consolidated balance sheets as of August 2, 2025.
The components of leases are (in thousands):

	Aug 2, 2025	Feb 1, 2025
Assets			Balance Sheet Location
Operating	$933,717	$839,879	Operating lease right-of-use assets
Finance	5,538	7,042	Property and equipment, net
Total lease assets	$939,255	$846,921

Liabilities
Current:
Operating	$189,254	$176,972	Current portion of operating lease liabilities
Finance	4,950	5,236	Current portion of borrowings and finance lease obligations
Noncurrent:
Operating	793,515	715,755	Long-term operating lease liabilities
Finance	3,060	4,597	Long-term debt and finance lease obligations
Total lease liabilities	$990,779	$902,560

The components of lease costs are (in thousands):

	Three Months Ended		Six Months Ended
	Aug 2, 2025	Aug 3, 2024	Aug 2, 2025	Aug 3, 2024	Income Statement Location
Operating lease costs	$56,648	$49,909	$111,028	$98,359	Cost of product sales
Operating lease costs	10,180	9,258	19,200	17,090	Selling, general and administrative expenses
Operating lease costs[1]	—	—	(236)	—	Net gains on lease modifications
Finance lease costs
Amortization of leased assets	8	8	16	12	Cost of product sales
Amortization of leased assets	963	1,588	1,933	3,128	Selling, general and administrative expenses
Interest on lease liabilities	171	167	346	355	Interest expense
Variable lease costs[2]	26,986	24,962	51,109	49,533	Cost of product sales
Variable lease costs	1,123	1,216	2,126	2,315	Selling, general and administrative expenses
Short-term lease costs	133	106	316	229	Cost of product sales
Short-term lease costs	1,514	2,144	4,087	4,204	Selling, general and administrative expenses
Total lease costs	$97,726	$89,358	$189,925	$175,225
______________________________________________________________________
Notes:
1During the six months ended August 2, 2025, net gains on lease modifications related primarily to the early termination of certain lease agreements. Operating lease costs for these retail locations prior to such early termination were included in cost of product sales.
2During the three and six months ended August 2, 2025, variable lease costs included certain rent concessions of approximately $0.1 million and $0.3 million, respectively, received by the Company, primarily in Europe. During the three and six months ended August 3, 2024, variable lease costs included certain rent concessions of approximately $0.2 million and $0.4 million, respectively, received by the Company, primarily in Europe.
Maturities of the Company’s operating and finance lease liabilities as of August 2, 2025 are (in thousands):

	Operating Leases
Maturity of Lease Liabilities	Non-Related Parties	Related Parties	Finance Leases	Total
Fiscal 2026	$105,613	$4,253	$3,214	$113,080
Fiscal 2027	205,908	9,776	3,366	219,050
Fiscal 2028	174,741	9,691	1,433	185,865
Fiscal 2029	154,456	10,567	325	165,348
Fiscal 2030	116,762	10,039	23	126,824
After fiscal 2030	302,608	73,661	—	376,269
Total lease payments	1,060,088	117,987	8,361	1,186,436
Less: Interest	160,591	34,715	351	195,657
Present value of lease liabilities	$899,497	$83,272	$8,010	$990,779

Other supplemental information is (dollars in thousands):

Lease Term and Discount Rate	Aug 2, 2025
Weighted-average remaining lease term
Operating leases	6.8 years
Finance leases	1.9 years
Weighted-average discount rate
Operating leases	5.4%
Finance leases	4.3%

	Six Months Ended
Supplemental Cash Flow Information	Aug 2, 2025	Aug 3, 2024
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$125,919	$108,179
New operating ROU assets obtained in exchange for lease liabilities	$129,610	$121,705
(4)    Earnings (Loss) per Share
The computation of basic and diluted net earnings (loss) per common share attributable to common stockholders is (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	Aug 2, 2025	Aug 3, 2024	Aug 2, 2025	Aug 3, 2024
Net earnings (loss) attributable to Guess?, Inc.	$6,242	$(10,603)	$(26,686)	$2,419
Less net earnings attributable to nonvested restricted stockholders	193	160	405	478
Net earnings (loss) attributable to common stockholders	6,049	(10,763)	(27,091)	1,941
Remove income related to the convertible senior notes[1]	—	(8,215)	—	—
Net earnings (loss) attributable to common stockholders used in diluted computations	$6,049	$(18,978)	$(27,091)	$1,941

Weighted average common shares used in basic computations	51,499	52,436	51,437	52,672
Effect of dilutive securities:
Stock options and restricted stock units	616	—	—	1,446
Convertible senior notes	—	14,656	—	—
Weighted average common shares used in diluted computations	52,115	67,092	51,437	54,118

Net earnings (loss) per common share attributable to common stockholders:
Basic	$0.12	$(0.21)	$(0.53)	$0.04
Diluted	$0.12	$(0.28)	$(0.53)	$0.04
______________________________________________________________________
Notes:
1Expenses (income) related to the convertible senior notes include interest expense, loss on extinguishment of debt and (gain) loss on fair value remeasurement for embedded derivative, as applicable, net of associated income tax effect.
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

	Three Months Ended		Six Months Ended
	Aug 2, 2025	Aug 3, 2024	Aug 2, 2025	Aug 3, 2024
Stock options and restricted stock units[1]	2,311,183	1,678,508	3,143,877	227,548
Convertible senior notes (as converted)	16,093,559	1,095,935	16,016,212	15,792,171
Total	18,404,742	2,774,443	19,160,089	16,019,719
______________________________________________________________________
Notes:
1During the six months ended August 2, 2025, 541,873 potentially dilutive shares were excluded given the Company’s net loss and 2,602,004 potentially dilutive shares were excluded because the assumed proceeds resulted in these awards being antidilutive. During the three months ended August 3, 2024, 1,398,312 potentially dilutive shares were excluded given the Company’s net loss and 280,196 potentially dilutive shares were excluded because the assumed proceeds resulted in these awards being antidilutive.
Additionally, for the three and six months ended August 2, 2025, the Company excluded 356,124 nonvested stock units which were subject to the achievement of performance-based or market-based vesting conditions from the computation of diluted weighted average common shares and potential common shares outstanding because these conditions were not achieved as of August 2, 2025. For the three and six months ended August 3, 2024, the Company excluded 300,000 nonvested stock units which were subject to the achievement of market-based vesting conditions from the computation of diluted weighted average common shares and potential common shares outstanding because these conditions were not achieved as of August 3, 2024.
There were no warrants related to the 2.00% convertible senior notes due April 2024 (the “2024 Notes”) outstanding as of August 2, 2025. Warrants related to the 2024 Notes to purchase approximately 1.3 million shares of the Company’s common shares at an adjusted strike price of $41.08 per share were outstanding as of August 3, 2024. Warrants related to the 3.75% convertible senior notes due April 2028 (the “2028 Notes”, and together with the 2024 Notes, the “Notes”) to purchase approximately 16.1 million and 15.8 million shares of the Company’s common shares at adjusted strike prices of $36.89 and $37.76 per share were outstanding as of August 2, 2025 and August 3, 2024, respectively. During the three and six months ended August 2, 2025 and August 3, 2024, these warrants were excluded from the computation of diluted net earnings (loss) per share since the warrants’ strike prices were greater than the average market price of the Company’s common stock. See Note 11 - Convertible Senior Notes and Related Transactions for more information regarding the Notes and related hedge transactions.
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
During the three and six months ended August 2, 2025, there were no share repurchases. During the three and six months ended August 3, 2024, the Company repurchased 2.3 million and 2.6 million shares of the Company’s common stock under its 2024 Share Repurchase Program at an aggregate cost of $50.5 million and $60.8 million, respectively, including excise tax. As of August 2, 2025, the Company had remaining authority under the 2024 Share Repurchase Program to purchase approximately $139.8 million of its common stock.
During the pendency of the Proposed Transaction, the Company is prohibited from repurchasing shares of its common stock, including under the 2024 Share Repurchase Program, without the prior written consent of Authentic.

Dividends
The following sets forth the cash dividend declared per share:

	Three Months Ended		Six Months Ended
	Aug 2, 2025	Aug 3, 2024	Aug 2, 2025	Aug 3, 2024
Cash dividend declared per share	$0.30	$0.30	$0.60	$2.85
During the pendency of the Proposed Transaction, the Company is prohibited from declaring dividends on its common stock, other than its regular quarterly dividends of up to $0.225 per share, without the prior written consent of Authentic.
On March 20, 2024, the Company announced a special cash dividend of $2.25 per share on the Company’s common stock in addition to the quarterly cash dividend of $0.30 per share. The dividends were paid on May 3, 2024 to stockholders of record as of the close of business on April 17, 2024.
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
Accumulated Other Comprehensive Income (Loss)
The changes in accumulated other comprehensive income (loss) (“AOCL”), net of related income taxes, are (in thousands):

	Foreign Currency Translation Adjustment	Derivative Financial Instruments Designated as Cash Flow Hedges	Defined Benefit Plans	Total

	Three Months Ended Aug 2, 2025
Balance at May 3, 2025	$(126,365)	$(8,165)	$(2,606)	$(137,136)
Gains (losses) arising during the period	11,287	(3,501)	(287)	7,499
Reclassification to net earnings (loss) for gains realized	—	(623)	(2)	(625)
Net other comprehensive income (loss)	11,287	(4,124)	(289)	6,874
Balance at August 2, 2025	$(115,078)	$(12,289)	$(2,895)	$(130,262)

	Six Months Ended Aug 2, 2025
Balance at February 1, 2025	$(164,846)	$7,300	$(1,650)	$(159,196)
Gains (losses) arising during the period	49,768	(18,113)	(1,234)	30,421
Reclassification to net earnings (loss) for gains realized	—	(1,476)	(11)	(1,487)
Net other comprehensive income (loss)	49,768	(19,589)	(1,245)	28,934
Balance at August 2, 2025	$(115,078)	$(12,289)	$(2,895)	$(130,262)

	Foreign Currency Translation Adjustment	Derivative Financial Instruments Designated as Cash Flow Hedges	Defined Benefit Plans	Total

	Three Months Ended Aug 3, 2024
Balance at May 4, 2024	$(139,108)	$2,221	$(161)	$(137,048)
Gains (losses) arising during the period	1,441	(1,832)	(282)	(673)
Reclassification to net earnings (loss) for (gains) losses realized	—	87	(24)	63
Net other comprehensive income (loss)	1,441	(1,745)	(306)	(610)
Balance at August 3, 2024	$(137,667)	$476	$(467)	$(137,658)

	Six Months Ended Aug 3, 2024
Balance at February 3, 2024	$(136,115)	$(544)	$(351)	$(137,010)
Losses arising during the period	(1,552)	(687)	(49)	(2,288)
Reclassification to net earnings for (gains) losses realized	—	1,707	(67)	1,640
Net other comprehensive income (loss)	(1,552)	1,020	(116)	(648)
Balance at August 3, 2024	$(137,667)	$476	$(467)	$(137,658)

Details on reclassifications out of AOCL to net earnings (loss) are (in thousands):

	Three Months Ended		Six Months Ended		Location of (Gain) Loss Reclassified from AOCL into Earnings (Loss)
	Aug 2, 2025	Aug 3, 2024	Aug 2, 2025	Aug 3, 2024
Derivative financial instruments designated as cash flow hedges:
Foreign exchange currency contracts	$(699)	$56	$(1,657)	$2,101	Cost of product sales
Interest rate swap	—	(57)	—	(212)	Interest expense
Less income tax effect	76	88	181	(182)	Income tax expense
Subtotal	(623)	87	(1,476)	1,707
Defined benefit plans:
Net actuarial (gain) loss amortization	34	(4)	58	(7)	Other income (expense), net
Prior service credit amortization	(47)	(40)	(92)	(80)	Other income (expense), net
Less income tax effect	11	20	23	20	Income tax expense
Subtotal	(2)	(24)	(11)	(67)
Total reclassifications to net earnings (loss) for (gains) losses realized during the period	$(625)	$63	$(1,487)	$1,640

(6)    Accounts Receivable
Accounts receivable is summarized as follows (in thousands):

	Aug 2, 2025	Feb 1, 2025
Trade	$344,757	$353,375
Royalty	26,654	35,163
Other	5,271	9,277
Total accounts receivable	376,682	397,815
Less allowances	8,008	6,654
Accounts receivable, net	$368,674	$391,161
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
(7)    Inventories
Inventories consist of the following (in thousands):

	Aug 2, 2025	Feb 1, 2025
Raw materials	$1,042	$2,801
Work in progress	1,400	0
Finished goods	665,936	559,848
Inventories	$668,378	$562,649
The above balances include an allowance to write down inventories to the lower of cost or net realizable value of $30.6 million and $26.9 million as of August 2, 2025 and February 1, 2025, respectively.
(8)    Income Taxes
Effective Income Tax Rate
Income tax expense (benefit) for the interim periods is computed using the income tax rate estimated to be applicable for the full fiscal year, adjusted for discrete items. The Company’s effective income tax rate was a benefit of 2.2% for the six months ended August 2, 2025 compared to an expense of 49.4% for the six months ended August 3, 2024. The change in the effective income tax rate was primarily due to a shift in the distribution of earnings among the Company’s tax jurisdictions compared to the same prior-year period and losses during the six months ended August 2, 2025 compared to the income for the six months ended August 3, 2024.
Unrecognized Income Tax Benefit
The Company and its subsidiaries are subject to U.S. federal and foreign income tax, as well as income tax of multiple state and foreign local jurisdictions. From time-to-time, the Company is subject to routine income and other audits on various income tax matters around the world in the ordinary course of business. As of August 2, 2025, no income tax or other tax audits expected to have a material impact on the Company’s financial statements were ongoing.
As of August 2, 2025 and February 1, 2025, the Company had $42.6 million and $40.3 million, respectively, of aggregate accruals for uncertain income tax positions, including penalties and interest. This includes an accrual of $20.6 million, excluding interest and penalties, for a fiscal 2022 intra-entity transfer of intellectual property rights from certain U.S. entities to a wholly-owned Swiss subsidiary, substantially offset by the related deferred income tax benefit recorded by the Swiss subsidiary. The Company reviews and updates the estimates used in the accrual for uncertain income tax positions, as appropriate, as more definitive information or interpretations become available from income taxing authorities, and on the completion of income tax audits, the receipt of assessments, expiration of statutes of limitations, or occurrence of other events.
During fiscal 2021, the Company became aware of a foreign withholding income tax regulation that could be interpreted to apply to certain of its previous transactions. The Company currently does not expect its exposure, if any, will have a material impact on its consolidated financial position, results of operations or cash flows.
Indefinite Reinvestment Assertion
The Company has historically considered the undistributed earnings of its foreign subsidiaries to be indefinitely reinvested. As a result of the 2017 Tax Cuts and Jobs Act, the Company had a substantial amount of previously taxed earnings that could be distributed to the United States without additional U.S. taxation. As of August 2, 2025, the Company determined that approximately $300.0 million of such foreign earnings are not indefinitely reinvested. The incremental tax cost to repatriate these earnings to the United States is immaterial. The Company intends to indefinitely reinvest the remaining earnings from the Company’s foreign subsidiaries for which a deferred income tax liability has not already been recorded. The Company continues to evaluate its plans for reinvestment or repatriation of unremitted foreign earnings and regularly reviews its cash positions and determination of indefinite reinvestment of foreign earnings. If the Company determines that all or a portion of such foreign earnings are no longer indefinitely reinvested, the Company may be subject to additional foreign withholding taxes and U.S. state income taxes beyond the one-time transition tax.
Recent Tax Law Changes
On July 4, 2025, the One Big Beautiful Bill Act of 2025 (the “2025 Tax Act”) was signed into law, introducing several changes to U.S. corporate income tax provisions. Key provisions include the reinstatement of 100% accelerated depreciation on qualified property and a return to an EBITDA-based calculation for interest expense limitations under Section 163(j) of the Internal Revenue Code of 1986, as amended. While the Company continues to assess the full impact of the 2025 Tax Act, the legislation did not have a material effect on the Company’s condensed consolidated financial statements for the three months ended August 2, 2025.
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
The Company’s Chief Executive Officer is the Chief Operating Decision Maker (“CODM”). The CODM evaluates segment performance based primarily on net revenues and earnings (loss) from operations before corporate performance-based compensation costs, asset impairment charges, net gains (losses) on lease modifications, separation charges, transaction costs, Proposed Transaction Costs (as defined below), restructuring charges, gain on sale of assets and certain non-recurring credits (charges), if any. All intercompany revenues are eliminated in consolidation and are not reviewed when evaluating segment performance. Corporate overhead, asset impairment charges, net gains from lease modifications, interest income, interest expense and other income (expense) are evaluated on a consolidated basis and not allocated to the Company’s business segments. The CODM does not evaluate performance or allocate resources based on segment asset data, and therefore total segment assets are not presented. The CODM does not review any information regarding total assets on a reportable segment basis.

Segment information is summarized as follows (in thousands):

	Three Months Ended August 2, 2025
	Europe	Americas Retail	Americas Wholesale	Asia	Licensing	Total
Product sales[1]	$436,911	$178,810	$75,194	$55,765	$—	$746,680
Net royalties	—	—	—	—	26,257	26,257
Net revenue	436,911	178,810	75,194	55,765	26,257	772,937
Less[2]:
Cost of sales[3]	182,649	68,850	43,572	26,409	—	321,480
Store occupancy expense	51,266	40,306	2	12,146	—	103,720
Advertising expense[4]	8,738	5,469	764	1,727	577	17,275
Selling and merchandise expense	40,808	9,560	4,485	4,173	—	59,026
Store selling expense	42,743	39,156	7	6,033	—	87,939
General and administrative expense	30,405	12,169	7,420	4,909	162	55,065
Distribution expense	19,424	1,403	2,931	1,417	—	25,175
Other segment items[5]	14,497	8,545	1,283	2,754	462	27,541
Total segment earnings (loss) from operations	46,381	(6,648)	14,730	(3,803)	25,056	75,716

Reconciliation of segment earnings from operations to earnings before income tax expense:
Asset impairment charges[6]						(2,266)
Interest expense						(7,871)
Interest income						2,995
Other income, net						2,091
Unallocated corporate overhead expense[4]						(55,364)
Earnings before income tax expense						$15,301

	Six Months Ended August 2, 2025
	Europe	Americas Retail	Americas Wholesale	Asia	Licensing	Total
Product sales[1]	$742,983	$336,008	$176,625	$113,870	$—	$1,369,486
Net royalties	—	—	—	—	51,252	51,252
Net revenue	742,983	336,008	176,625	113,870	51,252	1,420,738
Less[2]:
Cost of sales[3]	309,223	127,599	106,132	52,614	—	595,568
Store occupancy expense	97,445	79,935	9	24,175	—	201,564
Advertising expense[4]	19,792	10,804	1,775	3,052	2,045	37,468
Selling and merchandise expense	74,604	19,117	9,401	9,451	—	112,573
Store selling expense	83,364	77,690	91	12,386	—	173,531
General and administrative expense	59,708	24,678	16,103	9,590	296	110,375
Distribution expense	33,696	2,772	5,854	2,712	—	45,034
Other segment items[5]	27,659	16,569	2,379	5,486	836	52,929
Total segment earnings (loss) from operations	37,492	(23,156)	34,881	(5,596)	48,075	91,696

Reconciliation of segment earnings from operations to loss before income tax expense:
Asset impairment charges[6]						(8,355)
Net gains on lease modifications						236
Interest expense						(15,709)
Interest income						5,022
Other income, net						3,455
Unallocated corporate overhead expense[4]						(98,799)
Loss before income tax expense						$(22,454)

	Three Months Ended Aug 3, 2024
	Europe	Americas Retail	Americas Wholesale	Asia	Licensing	Total
Product sales[1]	$383,230	$181,494	$84,404	$54,332	$—	$703,460
Net royalties	—	—	—	—	29,100	29,100
Net revenue	383,230	181,494	84,404	54,332	29,100	732,560
Less[2]:
Cost of sales[3]	162,289	66,307	51,317	22,648	—	302,561
Store occupancy expense	44,100	37,694	21	11,293	—	93,108
Advertising expense[4]	7,296	5,199	414	1,025	1,234	15,168
Selling and merchandise expense	36,537	9,726	3,729	5,938	—	55,930
Store selling expense	37,175	37,450	—	6,290	—	80,915
General and administrative expense	27,487	11,719	7,708	4,635	551	52,100
Distribution expense	17,936	1,728	3,208	1,452	—	24,324
Other segment items[5]	13,016	8,978	2,027	2,275	179	26,475
Total segment earnings (loss) from operations	37,394	2,693	15,980	(1,224)	27,136	81,979

Reconciliation of segment earnings from operations to earnings before income tax expense:
Asset impairment charges[6]						(2,277)
Gain on sale of assets[7]						13,781
Interest expense						(7,707)
Interest income						2,957
Other expense, net						(39,873)
Unallocated corporate overhead expense[4]						(45,707)
Earnings before income tax expense						$3,153

	Six Months Ended Aug 3, 2024
	Europe	Americas Retail	Americas Wholesale	Asia	Licensing	Total
Product sales[1]	$667,103	$325,690	$146,532	$127,088	$—	$1,266,413
Net royalties	—	—	—	—	58,090	58,090
Net revenue	667,103	325,690	146,532	127,088	58,090	1,324,503
Less[2]:
Cost of sales[3]	278,170	120,239	87,261	52,930	—	538,600
Store occupancy expense	86,542	73,051	21	24,292	—	183,906
Advertising expense[4]	15,030	7,979	1,000	2,728	3,361	30,098
Selling and merchandise expense	67,853	17,178	6,836	14,206	—	106,073
Store selling expense	73,485	71,281	—	13,676	—	158,442
General and administrative expense	51,687	23,330	13,067	8,868	551	97,503
Distribution expense	32,034	3,264	5,282	2,801	—	43,381
Other segment items[5]	25,347	17,066	2,958	5,070	364	50,805
Total segment earnings (loss) from operations	36,955	(7,698)	30,107	2,517	53,814	115,695

Reconciliation of segment earnings from operations to earnings before income tax expense:
Asset impairment charges[6]						(3,418)
Gain on sale of assets[7]						13,781
Interest expense						(14,081)
Interest income						6,605
Loss on extinguishment of debt						(1,952)
Other expense, net						(4,106)
Unallocated corporate overhead expense[4]						(98,170)
Earnings before income tax expense						$14,354
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
3Cost of sales represents the cost of product sales excluding store occupancy expense, buying department expense and retail occupancy distribution expense.
4During the three and six months ended August 2, 2025, the Company incurred a total of $25.7 million and $51.0 million in advertising expenses, with $17.3 million and $37.5 million allocated within the Company’s segments and $8.4 million and $13.5 million included in unallocated corporate overhead expenses, respectively. During the three and six months ended August 3, 2024, the Company incurred a total of $23.0 million and $42.9 million in advertising expenses, with $15.2 million and $30.1 million allocated within the Company’s segments and $7.8 million and $12.8 million included in unallocated corporate overhead expense, respectively.
5Other segment items for each reportable segment include buying department expense, retail occupancy distribution expense, design expense, gain (loss) on equity method investment and stock compensation.
6During the three and six months ended August 2, 2025 and August 3, 2024, the Company recognized asset impairment charges related primarily to impairment of property and equipment related to certain retail locations resulting from under-performance and expected store closures. Refer to Note 16 - Fair Value Measurements for more information regarding these asset impairment charges.
7During the three and six months ended August 3, 2024, the Company recorded a gain on the sale of assets related to the U.S. distribution center.

Depreciation and amortization by segment are summarized as follows (in thousands):

	Three Months Ended		Six Months Ended
	Aug 2, 2025	Aug 3, 2024	Aug 2, 2025	Aug 3, 2024
Europe	$9,700	$8,686	$18,678	$17,348
Americas Retail	5,010	4,694	10,335	8,514
Americas Wholesale	499	1,084	1,152	2,072
Asia	1,012	1,006	2,114	2,086
Corporate overhead	1,799	1,732	3,567	3,561
Total depreciation and amortization	$18,020	$17,202	$35,846	$33,581
Capital expenditures by segment are summarized as follows (in thousands):

	Three Months Ended		Six Months Ended
	Aug 2, 2025	Aug 3, 2024	Aug 2, 2025	Aug 3, 2024
Europe	$9,806	$7,650	$20,048	$14,132
Americas Retail	4,728	5,844	7,830	14,632
Americas Wholesale	2,878	2,932	9,044	6,671
Asia	1,907	986	2,448	2,243
Corporate overhead	2,161	2,966	4,017	3,800
Total capital expenditures	$21,480	$20,378	$43,387	$41,478
The below presents information regarding geographic areas in which the Company operated. Net revenue is classified primarily based on the country where the Company’s customer is located (in thousands):

	Three Months Ended		Six Months Ended
	Aug 2, 2025	Aug 3, 2024	Aug 2, 2025	Aug 3, 2024
Net Product Sales:
U.S.	$183,869	$200,987	$377,052	$343,839
Italy	88,883	78,179	142,671	135,721
Germany	59,684	52,061	97,880	85,289
Spain	47,200	39,884	79,467	70,116
South Korea	30,843	30,823	66,561	79,691
Canada	31,790	32,587	57,837	61,890
Other countries	304,411	268,939	548,018	489,867
Total product sales	746,680	703,460	1,369,486	1,266,413
Net royalties	26,257	29,100	51,252	58,090
Net revenue	$772,937	$732,560	$1,420,738	$1,324,503
Due to the seasonal nature of the Company’s business segments, the above net revenue and operating results are not necessarily indicative of the results that may be expected for the full fiscal year.

(10)    Borrowings and Finance Lease Obligations
Borrowings and finance lease obligations are summarized (in thousands):

	Aug 2, 2025	Feb 1, 2025
Term loans	$—	$2,507
Finance lease obligations	8,010	9,833
Borrowings under credit facilities	268,075	170,327
Other	9,405	8,949
Total debt and finance lease obligations	285,490	191,616
Less current installments	27,120	40,948
Long-term debt and finance lease obligations	$258,370	$150,668
Term Loans
The Company entered into term loans with certain banks primarily in Europe during fiscal 2021. These loans were primarily unsecured, incurred interest at annual rates ranging between 1.5% to 5.5% and matured during the six months ended August 2, 2025. As of February 1, 2025, the Company had outstanding borrowings of $2.5 million under these term loans. As of August 2, 2025, the Company had no outstanding borrowings under these term loans.
Finance Lease Obligations
The Company has entered into finance leases for equipment used in its European distribution centers. These finance lease agreements provide for monthly minimum lease payments and expire on various dates through May 2027 with an average effective interest rate of approximately 4%. As of August 2, 2025 and February 1, 2025, these finance lease obligations totaled $4.1 million and $5.0 million, respectively.
The Company also has smaller finance leases related primarily to computer hardware and software and other equipment. As of August 2, 2025 and February 1, 2025, these finance obligations totaled $3.9 million and $4.8 million, respectively.
Credit Facilities
Long-Term 2023 Credit Facility
During fiscal 2023, the Company amended and restated its senior secured asset-based revolving credit facility with Bank of America, N.A. and other lenders party thereto to extend the maturity date of the credit facility to December 20, 2027, among other changes (as amended, the “2023 Credit Facility”). In addition, the Company entered into agreements to amend the 2023 Credit Facility to permit, among other things, an exchange and subscription offering and a certain related transaction on each of April 12, 2023 and March 28, 2024. The 2023 Credit Facility previously provided for a borrowing capacity in an amount up to $150 million, which was increased in March 2024 by $50 million to a total borrowing capacity under the facility of up to $200 million. The borrowing facility includes a Canadian sub-facility of up to $20 million, subject to a borrowing base. Based on applicable accounts receivable, inventory and eligible cash, subject to certain allowances, the Company could have borrowed up to $176.1 million under the 2023 Credit Facility as of August 2, 2025. The 2023 Credit Facility has an option to expand the borrowing capacity by up to $100 million, subject to certain terms and conditions, including the willingness of existing or new lenders to assume such increased amount. The 2023 Credit Facility is available for direct borrowings and the issuance of letters of credit, subject to certain letters of credit sublimits, and may be used for repayment of debt, working capital and other general corporate purposes. As of August 2, 2025, the Company had $6.6 million in outstanding standby letters of credit, no outstanding documentary letters of credit and no outstanding borrowings under the 2023 Credit Facility. As of February 1, 2025, the Company had $6.1 million in outstanding standby letters of credit, no outstanding documentary letters of credit and no outstanding borrowings under the 2023 Credit Facility.

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
The 2024 Credit Facility contains various annual sustainability key performance targets, the achievement of which would result in an adjustment to the interest margin ranging from a plus 5 basis points to a minus 5 basis points per year. The 2024 Credit Facility includes a financial covenant requiring a maximum leverage ratio of the guarantor and its subsidiaries and also includes customary representations and warranties, affirmative and negative covenants and events of default. As of August 2, 2025, the Company had $249.1 million in outstanding borrowings and $156.4 million available for future borrowings under the 2024 Credit Facility. As of February 1, 2025, the Company had $139.8 million in outstanding borrowings and $222.7 million available for future borrowings under the 2024 Credit Facility.
Other Credit Facilities
The Company, through its Chinese subsidiary, maintains a short-term uncommitted bank borrowing agreement that provides for a borrowing capacity up to $30 million, primarily for working capital purposes. The Company had $13.9 million and $27.6 million in outstanding borrowings under this agreement as of August 2, 2025 and February 1, 2025, respectively.
The Company, through its Japanese subsidiary, maintains a short-term uncommitted bank borrowing agreement that provides for a borrowing capacity up to ¥1.0 billion ($6.8 million), primarily for working capital purposes. The Company had $5.1 million and $2.9 million in outstanding borrowings under this agreement as of August 2, 2025 and February 1, 2025, respectively.
Other
During fiscal 2025, a majority-owned subsidiary of Guess Europe Sagl entered into a $10.0 million credit facility agreement with the subsidiary’s noncontrolling interest holder with a December 31, 2026 maturity date. The Company had $6.1 million in outstanding borrowings under the credit facility as of both August 2, 2025 and February 1, 2025.
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
The 2028 Notes are convertible in certain circumstances into cash, shares of the Company’s common stock, or a combination of cash and shares of the Company’s common stock, at the Company’s election, at an initial conversion rate of 40.4858 shares of common stock per $1,000 principal amount of 2028 Notes, which is equivalent to an initial conversion price of approximately $24.70 per share, subject to adjustment upon the occurrence of certain events. In accordance with the terms of the 2028 Indenture, the Company has adjusted the conversion rate and the conversion price of the 2028 Notes for quarterly dividends exceeding $0.225 per share (the conversion price is approximately $21.80 per share as of August 2, 2025). Prior to November 15, 2027, the 2028 Notes are convertible only upon the occurrence of certain events and during certain periods, and thereafter, at any time until the close of business on the second scheduled trading day immediately preceding the maturity date of the 2028 Notes.
The 2028 Notes are not redeemable prior to maturity, unless certain significant corporate events occur, and no sinking fund is provided for the 2028 Notes. As of August 2, 2025, none of the conditions allowing holders of the 2028 Notes to convert had been met. The Company expects to settle the principal amount of the 2028 Notes in fiscal 2029 in cash and any excess in shares.
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
In connection with the exchange of the 2024 Notes in January 2024 and March 2024, the conversion feature embedded in the Additional 2028 Notes failed to satisfy the requirements for the derivative scope exception for contracts indexed to the Company’s own stock. The conversion feature of the Additional 2028 Notes required bifurcation from the host contract. The embedded derivative was measured at fair value of $1.6 million as of August 2, 2025. As of the transaction dates, a total debt discount of $11.8 million was recorded as the excess of the principal amount of the Additional 2028 Notes over the fair value of the host contract.
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
In April 2024, upon maturity of the 2024 Notes, the Company settled the remaining $33.5 million principal amount of the 2024 Notes for $33.3 million in cash and 122,313 shares of common stock. The Company also exercised the convertible note hedge in connection with the remaining 2024 Notes and received 90,729 shares of common stock, which were recorded at fair value on settlement. As of August 2, 2025 and February 1, 2025, there were no 2024 Notes outstanding.

The 2028 Notes consist of the following (in thousands):

	Aug 2, 2025	Feb 1, 2025
Initial 2028 Notes
Principal	$275,000	$275,000
Unamortized debt discount and issuance costs[1,2]	(5,369)	(6,290)
Net carrying amount	$269,631	$268,710
Fair value, net[3]	$259,428	$249,339
Additional 2028 Notes
Principal	$76,947	$76,947
Unamortized debt discount and issuance costs[1]	(9,926)	(11,590)
Embedded derivative[4]	1,570	2,460
Net carrying amount	$68,591	$67,817
Fair value, net[3]	$65,737	$62,397
Net carrying amount of Initial and Additional 2028 Notes	$338,222	$336,527
______________________________________________________________________
Notes:
1The unamortized debt discount related to the Initial 2028 Notes is due to the result of the modification accounting for a portion of the exchanged notes. This discount represents both an increase in the fair value of the embedded conversion feature, which is calculated as the difference between the fair value of the embedded conversion feature immediately before and after the exchange, and cash paid to modified noteholders. The change in conversion feature value reduces the carrying amount of the convertible debt instrument with a corresponding increase in paid-in capital. The additional cash paid to modified noteholders increased the debt discount. This debt discount is being amortized to interest expense over five years.
2For each of the three and six months ended August 2, 2025 and August 3, 2024, the weighted average effective interest rate including amortization of debt discount and issuance costs was 4.5% for the Initial 2028 Notes and 9.3% for the Additional 2028 Notes.
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
Interest expense for the Notes for the three and six months ended August 2, 2025 and August 3, 2024 consists of the following (in thousands):

	Three Months Ended		Six Months Ended
	Aug 2, 2025	Aug 3, 2024	Aug 2, 2025	Aug 3, 2024
2024 Notes
Coupon interest	$—	$—	$—	$334
Amortization of debt discount and issuance costs	—	—	—	28
Total	$—	$—	$—	$362
Initial 2028 Notes
Coupon interest	$2,578	$2,578	$5,156	$5,156
Amortization of debt discount and issuance costs	460	436	921	872
Total	$3,038	$3,014	$6,077	$6,028
Additional 2028 Notes
Coupon interest	$722	$721	$1,443	$1,367
Amortization of debt discount and issuance costs	832	775	1,664	1,437
Total	$1,554	$1,496	$3,107	$2,804
Convertible Bond Hedge and Warrant Transactions
In April 2023, in connection with the offering of the Initial 2028 Notes, the Company entered into convertible note hedge transactions whereby the Company had the option to purchase a total of approximately 11.1 million shares of its common stock at an initial strike price of approximately $24.70 per share (the “Initial

2028 Bond Hedge”). The total cost of the Initial 2028 Bond Hedge transactions was $51.8 million. In addition, the Company sold warrants whereby the holders of the warrants had the option to purchase a total of approximately 11.1 million shares of the Company’s common stock at an initial strike price of $41.80 per share (the “Initial 2028 Warrants”). The Company received $20.2 million in cash proceeds from the sale of these warrants. Both the number of shares underlying the Initial 2028 Bond Hedge and the Initial 2028 Warrants and the strike price of the instruments are subject to customary adjustments. In accordance with the original terms of the Initial 2028 Bond Hedge confirmations and the Initial 2028 Warrants confirmations, the Company has adjusted the strike prices with respect to the Initial 2028 Bond Hedge and the Initial 2028 Warrants for quarterly dividends exceeding $0.225 per share (approximately $21.80 per share and $36.89 per share, respectively, as of August 2, 2025). The purchase of the Initial 2028 Bond Hedge is intended to offset dilution from the conversion of the Initial 2028 Notes to the extent the market price per share of the Company’s common stock exceeds the then-applicable strike price of the Initial 2028 Bond Hedge. The warrant transaction may have a dilutive effect with respect to the Company’s common stock to the extent the market price per share of the Company’s common stock exceeds the then-applicable strike price of the warrants. In April 2023, the Initial 2028 Bond Hedge and the Initial 2028 Warrants were recorded in stockholders’ equity, were not accounted for as derivatives and were not remeasured each reporting period.
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
In connection with the exchange of the 2024 Notes in January 2024 and March 2024, the Company purchased incremental bond hedges (the “Additional 2028 Bond Hedge”, together with the Initial 2028 Bond Hedge, the “2028 Bond Hedge”) and sold incremental warrants (the “Additional 2028 Warrants”) with the same terms and conditions as the Initial 2028 Bond Hedge and the Initial 2028 Warrants, each with a notional amount equal to the notional amount of the Additional 2028 Notes. The Company paid premiums of $16.2 million and $6.5 million to purchase the Additional 2028 Bond Hedge in January 2024 and March 2024, respectively, and received $5.8 million and $3.7 million for the issuance of the Additional 2028 Warrants in January 2024 and March 2024, respectively. The Additional 2028 Bond Hedge purchased and the Additional 2028 Warrants issued have terms that are identical to the Initial 2028 Bond Hedge and the Initial 2028 Warrants, except the notional amounts match the number of shares issuable upon conversion of the Additional 2028 Notes. Similarly, in connection with the retirement of $67.1 million and $14.6 million in principal amount of the 2024 Notes in January 2024 and March 2024, respectively, the Company entered into Partial Termination Agreements with certain financial institutions to unwind a portion of the convertible note hedge transactions and warrant transactions the Company had entered into in connection with the issuance of the 2024 Notes. The terminated portion is in a notional amount corresponding to the amount of exchanged 2024 Notes. As a result, the Company received $1.9 million and $1.3 million for the unwind of the convertible bond hedge in January 2024 and March 2024, respectively, and paid $0.1 million and $0.5 million for the unwind of the warrants in January 2024 and March 2024, respectively. These transactions in January 2024 and March 2024 resulted in net increases of $1.8 million and $0.8 million, respectively, in paid-in capital in the Company’s condensed consolidated balance sheets as of May 4, 2024. As a result of the unwind transactions, the convertible note hedge transactions and warrant transactions that remained outstanding had a notional amount of approximately 1.3 million shares of common stock, corresponding to the number of shares into which the remaining 2024 Notes were convertible. In addition, upon maturity of the 2024 Notes in April 2024, the Company exercised the convertible note hedge in connection with the remaining 2024 Notes, and there was no outstanding convertible note hedge as of August 2, 2025. The warrant transactions had expired and there were no outstanding warrants related to the 2024 Notes as of August 2, 2025.
The Additional 2028 Warrants meet the scope exception for derivatives indexed to and settled in the Company’s own stock. Therefore, the Additional 2028 Warrants are recorded in stockholders’ equity, are not accounted for as derivatives and are not remeasured each reporting period. The Additional 2028 Bond Hedge does not qualify for the scope exception for derivatives indexed to the Company’s own stock because the settlement of the Additional 2028 Bond Hedge is indexed to the same inputs as the settlement of the Additional 2028 Notes which do not qualify for the scope exception. Additionally, in connection with the purchase of the Additional 2028 Bond Hedge, the Initial 2028 Bond Hedge was modified and merged with the Additional 2028 Bond Hedge. The result is that the Initial 2028 Bond Hedge no longer qualifies for the derivative scope exception for contracts indexed to the Company’s own stock. As a result, in January 2024, the Company recognized a derivative asset of $84.7 million for the 2028 Bond Hedge in other assets in the Company’s condensed consolidated balance sheets, of which $16.2 million related to the Additional 2028 Bond Hedge purchased for cash and $68.5 million related to the reclassification of the pre-existing Initial 2028 Bond Hedge, which resulted in an increase of $68.5 million in paid-in capital in the Company’s condensed consolidated balance sheets. The 2028 Bond Hedge is subsequently required to be remeasured to fair value each reporting period with changes in fair value recognized in net earnings (loss).
(12)    Share-Based Compensation
The following summarizes the share-based compensation expense recognized under all of the Company’s stock plans (in thousands):

	Three Months Ended		Six Months Ended
	Aug 2, 2025	Aug 3, 2024	Aug 2, 2025	Aug 3, 2024
Stock awards/units	$5,329	$4,307	$10,796	$8,907
Employee Stock Purchase Plan	58	8	117	99
Total share-based compensation expense	$5,387	$4,315	$10,913	$9,006
As of August 2, 2025, there was no unrecognized compensation cost related to nonvested stock options and approximately $43.5 million of unrecognized compensation cost related to nonvested stock awards/units. This cost is expected to be recognized over a weighted average period of 1.9 years.
Upon closing of the Proposed Transaction, effectively all outstanding and unvested equity awards, other than certain awards held by the Rolling Stockholders (which will be determined based on the existing terms of each such award), will fully accelerate and then be paid out in cash, without interest and less any required tax withholding, and cancelled.
Equity Award Grants
On April 10, 2025, the Company granted 284,900 nonvested stock awards/units to its employees.
On July 17, 2025, the Company granted 740,794 nonvested stock units to certain of its executive employees. These nonvested stock units are subject to certain performance-based or market-based vesting conditions.

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
The following summarizes the activity for nonvested performance-based units during the six months ended August 2, 2025:

	Number of Units	Weighted Average Grant Date Fair Value
Nonvested at February 1, 2025	348,038	$18.84
Granted	342,727	$13.13
Vested	(39,083)	$19.19
Forfeited	(117,249)	$19.19
Nonvested at August 2, 2025	534,433	$15.08
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
The following summarizes the activity for nonvested market-based units during the six months ended August 2, 2025:

	Number of Units	Weighted Average Grant Date Fair Value
Nonvested at February 1, 2025	783,587	$20.18
Granted	398,067	$11.89
Vested	(47,054)	$14.66
Forfeited	(409,791)	$21.16
Nonvested at August 2, 2025	724,809	$15.43
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
Leases
The Company leases warehouse and administrative facilities from certain of the Marciano Entities. There were five of these leases in effect as of August 2, 2025 with expiration or option exercise dates ranging from calendar years 2026 to 2037, including two leases with respect to the Company’s North American corporate offices in Los Angeles, California (the “Los Angeles Location”), a lease for the Company’s Canadian warehouse and administrative facility in Montreal, Quebec (the “Montreal Location”), a lease for the Company’s showroom and office space in Paris, France (the “Paris Location”) and a lease for the Company’s second showroom in Paris, France (the “Second Paris Location”).

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
In April 2025, the Company (through a wholly-owned European subsidiary) entered into an additional lease agreement for the Second Paris Location, to be used primarily for rag & bone and the Company’s handbags business. The Marciano Entities have an approximate 66.7% ownership interest in the Second Paris Location, with each of Mr. Maurice Marciano and Mr. Paul Marciano having an approximate 33.3% ownership interest. The lease term is ten years for an annual rent of €450,000 ($521,415) per year.
Aggregate lease costs recorded under the leases for the Los Angeles Location were $4.5 million and $3.8 million for the six months ended August 2, 2025 and August 3, 2024, respectively. The Marciano Entities have a 100% ownership interest in the Los Angeles Location, with Mr. Maurice Marciano having a 56.3% ownership interest and Mr. Paul Marciano having a 43.7% ownership interest. Accordingly, Mr. Maurice Marciano’s interest in the lease amounts for the Los Angeles Location were $2.5 million and $2.1 million for the six months ended August 2, 2025 and August 3, 2024, respectively. Mr. Paul Marciano’s interest in the lease amounts for the Los Angeles Location were $2.0 million and $1.7 million for the six months ended August 2, 2025 and August 3, 2024, respectively.
Aggregate lease costs recorded under the lease for the Montreal Location were $0.2 million for each of the six months ended August 2, 2025 and August 3, 2024. The Marciano Entities have a 100% ownership interest in the Montreal Location, with each of Mr. Maurice Marciano and Mr. Paul Marciano having a 50% ownership interest. Accordingly, the interests in the lease amounts for the Montreal Location for each of Mr. Maurice Marciano and Mr. Paul Marciano were approximately $0.1 million for each of the six months ended August 2, 2025 and August 3, 2024.
Aggregate lease costs recorded under the lease for the Paris Location were $0.7 million and $0.6 million for the six months ended August 2, 2025 and August 3, 2024, respectively. The Marciano Entities have an approximate 66.7% ownership interest in the Paris Location, with each of Mr. Maurice Marciano and Mr. Paul Marciano having an approximate 33.3% ownership interest. Accordingly, the interests in the lease amounts for the Paris Location for each of Mr. Maurice Marciano and Mr. Paul Marciano were approximately $0.2 million for each of the six months ended August 2, 2025 and August 3, 2024.
Aggregate lease costs recorded under the lease for the Second Paris Location were $0.2 million for the six months ended August 2, 2025 and zero for the six months ended August 3, 2024. The Marciano Entities have an approximate 66.7% ownership interest in the Second Paris Location, with each of Mr. Maurice Marciano and Mr. Paul Marciano having an approximate 33.3% ownership interest. Accordingly, the interests in the lease amounts for the Second Paris Location for each of Mr. Maurice Marciano and Mr. Paul Marciano were approximately $61,000 for the six months ended August 2, 2025.
The Company believes that, at the time it entered into the related party leases, the terms of such leases were no less favorable to the Company than would have been available from unaffiliated third parties. Refer to Note 3 - Lease Accounting for more information on lease commitments.
Aircraft Arrangements
The Company periodically charters aircraft owned by certain of the Marciano Entities through informal arrangements with such Marciano Entities and independent third-party management companies contracted by such Marciano Entities to manage their aircraft. The Marciano Entities have a 100% ownership interest in the aircraft, with each of Mr. Maurice Marciano and Mr. Paul Marciano having a 50% ownership interest. The total fees paid by the Company to the independent third-party management companies under these arrangements for the six months ended August 2, 2025 and August 3, 2024 were approximately $2.1 million and $1.4 million, respectively. The approximate dollar value of the amount of each of Mr. Maurice Marciano’s and Mr. Paul Marciano’s interest in these transactions was approximately $1.0 million and $0.6 million for the six months ended August 2, 2025 and August 3, 2024, respectively. The Company believes that the terms of the charter arrangements are no less favorable to the Company than would have been available from unaffiliated third parties.
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
In fiscal 2021, the Company provided the Footwear Company with a $2.0 million revolving credit facility at an annual interest rate of 2.75% and a maturity date of November 2023. In October 2023, the Company and the Footwear Company amended the revolving credit facility to extend the term by three years to November 30, 2026 and to adjust the interest rate, effective December 1, 2023, to a floating rate equal to the one-month term SOFR plus 1.75% per annum. As of August 2, 2025 and February 1, 2025, the Company had a note receivable of $2.0 million and $1.4 million, respectively, included in other assets in its consolidated balance sheets related to outstanding borrowings by the Footwear Company under this revolving credit facility.
In May 2022, the Company entered into a Fulfillment Services Agreement with the Footwear Company under which the Company provides certain fulfillment services for the Footwear Company’s U.S. wholesale and e-commerce businesses from the Company’s U.S. distribution center on a cost-plus 5% basis. The Footwear Company also pays rent to the Company for the use of a small office space in the Company’s Los Angeles Location. In June 2022, the Company (through a wholly-owned Swiss subsidiary) entered into a Distributorship Agreement with the Footwear Company under which the Company was designated as the exclusive distributor (excluding e-commerce) for the Footwear Company in the European Union and other specified countries. The Distributorship Agreement provided for (i) the Company to receive a 35% discount from the Footwear Company’s wholesale prices, (ii) no minimum sales requirements or advertising spending requirements for the Company, (iii) an initial 15-month term with annual renewals thereafter, and (iv) other standard terms and conditions for similar arrangements. In May 2023, the Distributorship Agreement was amended to (i) reflect a reduction in the amount of sales services to be performed by the Company, (ii) revise the wholesale discount to 22%, and (iii) provide an annual 2% advertising commitment by the Company. During the six months ended August 2, 2025, the Company received approximately $9,000 in fees with respect to the U.S. fulfillment services and approximately $11,000 in fees with respect to office rent and the Company paid approximately $70,000 related to the Distributorship Agreement. During the six months ended August 3, 2024, the Company received less than $1,000 in fees with respect to the U.S. fulfillment services and approximately $4,000 in fees with respect to office rent and the Company paid approximately $314,000 related to the Distributorship Agreement.
In April 2025, the Company (through a wholly owned subsidiary) began an arrangement with the Footwear Company to regularly sell footwear products in rag & bone retail stores (the “Arrangement”). During the six months ended August 2, 2025, the Company paid approximately $86,000 in fees related to the Arrangement.
Vendor Purchases
The Company purchases faux fur products from a privately-held fashion accessories company (the “Fashion Company”). The Marciano Entities have a 16% ownership interest in the Fashion Company, with each of Mr. Maurice Marciano and Mr. Paul Marciano having an 8% ownership interest. In addition, Carlos Alberini, Chief Executive Officer of the Company, has a 4% ownership interest in the Fashion Company. The total payments made by the Company to the Fashion Company were approximately $0.3 million and $0.4 million for the six months ended August 2, 2025 and August 3, 2024, respectively. Based on their respective ownership interests in the Fashion Company, the approximate dollar value of the amount of each individual’s interest in these transactions were approximately (i) for each of Mr. Maurice Marciano and Mr. Paul Marciano,

$26,000 and $33,000 for the six months ended August 2, 2025 and August 3, 2024, respectively, and (ii) for Mr. Alberini, $13,000 and $17,000 for the six months ended August 2, 2025 and August 3, 2024, respectively. The Company believes that the price paid by the Company for the Fashion Company’s products and the terms of the transactions between the Company and the Fashion Company have not been affected by this passive investment of Messrs. Marciano and Mr. Alberini in the Fashion Company.
Charitable Donations
The Company has periodically made donations to Smile Project, a charitable organization of which director Elsa Michael is co-founder and president, consisting of monetary donations made through Guess Foundation (Italy) and product donations made by one of the Company’s European subsidiaries. Ms. Michael does not receive any compensation in connection with her work with Smile Project. The total amount of donations made by the Company to Smile Project during the six months ended August 2, 2025 were approximately $161,000, consisting entirely of product donations, with no monetary donations made by the Company to Smile Project during the six months ended August 2, 2025. There were no donations made by the Company to Smile Project during the six months ended August 3, 2024.
Proposed Take-Private Transaction with Authentic Brands Group
On August 20, 2025, the Company entered into the Merger Agreement whereby the Rolling Stockholders, including Maurice Marciano, Paul Marciano, Nicolai Marciano, and Carlos Alberini and certain of their respective trusts, foundations and affiliates, agreed to enter into a strategic partnership with Authentic under which, in connection with the take-private transaction, (1) Authentic will acquire 51% and the Rolling Stockholders will acquire 49% of the rights, title and interest owned by the Company or any of its subsidiaries or affiliates in or to substantially all of the Company’s intellectual property (other than certain excluded assets) and (2) certain of the Rolling Stockholders will acquire 100% of the Company’s operations. See Note 1 - Basis of Presentation for further information on the Merger Agreement and the Proposed Transaction.
Concurrently with signing the Merger Agreement, Authentic and the Company entered into a voting and support agreement (the “Voting Agreement”) with Paul Marciano, Carlos Alberini, certain trusts, foundations and/or affiliates of each of them and of Maurice Marciano and certain other Company stockholders parties thereto (collectively, the “Supporting Stockholders”), pursuant to which, among other things, each of the Supporting Stockholders agreed with Authentic and the Company, subject to the terms thereof, to vote or cause to be voted, all of their respective Shares in favor of the adoption of the Merger Agreement and the approval of the Merger and the Proposed Transaction and any other matters necessary or reasonably requested by Authentic for the timely consummation of the Merger and the Proposed Transaction. The Voting Agreement also includes certain restrictions on the transfer of Shares by the Supporting Stockholders and requires the Supporting Stockholders to take certain actions under the Merger Agreement.
(14)    Commitments and Contingencies
Investment Commitments
As of August 2, 2025, the Company had an unfunded commitment to invest €3.0 million ($3.5 million) in certain private equity funds. Refer to Note 16 - Fair Value Measurements for further information.
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

The Company has received customs tax assessment notices from the Italian Customs Agency (“ICA”) regarding its customs tax audit of one of the Company’s European subsidiaries for the period from July 2010 through December 2012. Such assessments totaled €9.8 million ($11.4 million), including potential penalties and interest through such assessment dates. The Company strongly disagreed with the ICA’s positions and therefore filed appeals with the Milan First Degree Tax Court (“MFDTC”). Those appeals were split into a number of different cases that were then heard by different sections of the MFDTC. The MFDTC ruled in favor of the Company on all of these appeals. The ICA subsequently appealed €9.7 million ($11.2 million) of these favorable MFDTC judgments with the Appeals Court. As of August 2, 2025, €8.5 million ($9.8 million) have been decided in favor of the Company and €1.2 million ($1.4 million) have been decided in favor of the ICA. The Company believes that the unfavorable Appeals Court ruling is incorrect and inconsistent with the prior rulings on similar matters by both the MFDTC and other judges within the Appeals Court and has appealed the decision to the Italian Supreme Court. The ICA has appealed most of the favorable Appeals Court rulings to the Italian Supreme Court. As of August 2, 2025, of the cases that have been appealed to the Supreme Court, €1.5 million ($1.7 million) have been decided in favor of the Company based on the merits of the case and €0.2 million ($0.2 million) have been remanded back to the lower court for further consideration. There can be no assurances that the Company will be successful in the remaining appeals. It also continues to be possible that the Company will receive similar or even larger assessments for periods subsequent to December 2012 or other claims or charges (including additional interest amounts) related to the matter in the future. Although the Company believes that it has a strong position and will continue to vigorously defend this matter, it is unable to predict with certainty whether or not these efforts will ultimately be successful or whether the outcome will have a material impact on the Company’s financial position, results of operations or cash flows.
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
Redeemable Noncontrolling Interests
The Company is party to a put arrangement with respect to the common securities that represent the remaining noncontrolling interest for its majority-owned subsidiary, Guess Brasil Comércio e Distribuição S.A. (“Guess Brazil”). The put arrangement for Guess Brazil, representing 40% of the total outstanding equity interest of that subsidiary, may be exercised at the discretion of the noncontrolling interest holder by providing written notice to the Company every third anniversary beginning in March 2019, subject to certain time restrictions. The redemption value of the Guess Brazil put arrangement is based on a multiple of Guess Brazil’s earnings before interest, taxes, depreciation and amortization subject to certain adjustments and is classified as a redeemable noncontrolling interest outside of permanent equity in the Company’s consolidated balance sheets. As of both August 2, 2025 and February 1, 2025, the carrying value of the redeemable noncontrolling interest related to Guess Brazil was $0.4 million.

A reconciliation of the total carrying amount of redeemable noncontrolling interests is (in thousands):

	Six Months Ended
	Aug 2, 2025	Aug 3, 2024
Beginning balance	$368	$522
Foreign currency translation adjustment	48	(137)
Ending balance	$416	$385
(15)    Defined Benefit Plans
Supplemental Executive Retirement Plan
The Company’s Supplemental Executive Retirement Plan (“SERP”) provides select employees who satisfy certain eligibility requirements with certain benefits upon retirement, termination of employment, death, disability or a change in control of the Company, in certain prescribed circumstances. As a non-qualified pension plan, no dedicated funding of the SERP is required; however, the Company has made periodic payments into insurance policies held in a rabbi trust to fund the expected obligations arising under the non-qualified SERP. The cash surrender values of the insurance policies were $64.4 million and $63.8 million as of August 2, 2025 and February 1, 2025, respectively, and were included in other assets in the Company’s condensed consolidated balance sheets. As a result of changes in the value of the insurance policy investments, the Company recorded unrealized gains of $1.5 million and $1.7 million in other income (expense) during the three and six months ended August 2, 2025, respectively, and unrealized gains of $2.5 million and $2.2 million in other income (expense) during the three and six months ended August 3, 2024, respectively. The projected benefit obligation was $33.5 million and $33.8 million as of August 2, 2025 and February 1, 2025, respectively, and was included in accrued expenses and other current liabilities and other long-term liabilities in the Company’s condensed consolidated balance sheets depending on the expected timing of payments. SERP benefit payments of $0.5 million were made during each of the three months ended August 2, 2025 and August 3, 2024. SERP benefit payments of $1.1 million and $1.0 million were made during the six months ended August 2, 2025 and August 3, 2024, respectively.
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
As of August 2, 2025 and February 1, 2025, the foreign pension plans had a total projected benefit obligation of $76.0 million and $65.3 million, respectively, and plan assets held in independent investment fiduciaries of $62.2 million and $53.5 million, respectively. The net liability of $13.8 million and $11.8 million was included in other long-term liabilities in the Company’s condensed consolidated balance sheets as of August 2, 2025 and February 1, 2025, respectively.

The components of net periodic defined benefit pension cost to AOCL related to the Company’s defined benefit plans are (in thousands):

	SERP	Foreign Pension Plans	Total

	Three Months Ended Aug 2, 2025
Service cost	$—	$1,413	$1,413
Interest cost	439	168	607
Expected return on plan assets	—	(205)	(205)
Net amortization of unrecognized prior service credit	—	(47)	(47)
Net amortization of actuarial (gains) losses	(114)	148	34
Net periodic defined benefit pension cost	$325	$1,477	$1,802

	SERP	Foreign Pension Plans	Total

	Six Months Ended Aug 2, 2025
Service cost	$—	$2,737	$2,737
Interest cost	878	325	1,203
Expected return on plan assets	—	(398)	(398)
Net amortization of unrecognized prior service credit	—	(92)	(92)
Net amortization of actuarial (gains) losses	(228)	286	58
Net periodic defined benefit pension cost	$650	$2,858	$3,508

	Three Months Ended Aug 3, 2024
Service cost	$—	$1,053	$1,053
Interest cost	442	240	682
Expected return on plan assets	—	(214)	(214)
Net amortization of unrecognized prior service credit	—	(40)	(40)
Net amortization of actuarial (gains) losses	(44)	40	(4)
Net periodic defined benefit pension cost	$398	$1,079	$1,477

	Six Months Ended Aug 3, 2024
Service cost	$—	$2,112	$2,112
Interest cost	883	481	1,364
Expected return on plan assets	—	(429)	(429)
Net amortization of unrecognized prior service credit	—	(80)	(80)
Net amortization of actuarial (gains) losses	(87)	80	(7)
Net periodic defined benefit pension cost	$796	$2,164	$2,960
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
The following presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements				Fair Value Measurements
	at Aug 2, 2025				at Feb 1, 2025
Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Foreign exchange currency contracts	$—	$38	$—	$38	$—	$10,467	$—	$10,467
2028 Bond Hedge	—	—	7,181	7,181	—	—	11,252	11,252
Total	$—	$38	$7,181	$7,219	$—	$10,467	$11,252	$21,719
Liabilities:
Foreign exchange currency contracts	$—	$16,470	$—	$16,470	$—	$8	$—	$8
Embedded derivative	—	—	1,570	1,570	—	—	2,460	2,460
Deferred compensation obligations	—	19,731	—	19,731	—	18,978	—	18,978
Total	$—	$36,201	$1,570	$37,771	$—	$18,986	$2,460	$21,446
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

Valuation Assumptions	Aug 2, 2025	Feb 1, 2025
Expected volatility	30%	30%
Risk-free interest rate	3.7%	4.3%
Credit spread	2.6%	3.2%
Dividend yield	9.3%	9.1%
Term to maturity	2.7 years	3.2 years
Stock price	$12.46	$12.91
As of August 2, 2025, if the expected volatility were increased to 40%, keeping all other inputs constant, the fair value of the embedded derivative would increase from $1.6 million to $3.4 million and the fair value of the 2028 Bond Hedge would increase from $7.2 million to $15.7 million. If the expected volatility were decreased to 20%, the fair value of the embedded derivative would decrease from $1.6 million to $0.3 million and the fair value of the 2028 Bond Hedge would decrease from $7.2 million to $1.1 million. If the credit spread increased from 2.6% to 3.6%, keeping all other inputs constant, the fair value of the embedded derivative would increase from $1.6 million to $1.7 million and the fair value of the 2028 Bond Hedge would increase from $7.2 million to $7.7 million. If the credit spread decreased from 2.6% to 1.6%, the fair value of the embedded derivative would decrease from $1.6 million to $1.5 million and the fair value of the 2028 Bond Hedge would decrease from $7.2 million to $6.7 million.

The following presents a reconciliation of the Company’s financial assets and liabilities measured at fair value as of August 2, 2025 and August 3, 2024, using significant unobservable inputs (Level 3), and the change in fair value recorded in other income (expense), net in the consolidated statements of income (loss) (in thousands):

	Embedded Derivative	2028 Bond Hedge
Balance as of February 1, 2025	$(2,460)	$11,252
Gain (loss) on fair value remeasurement	890	(4,071)
Balance as of August 2, 2025	$(1,570)	$7,181

	Embedded Derivative	2028 Bond Hedge
Balance as of February 3, 2024	$(16,390)	$85,918
Initial bifurcation of embedded derivative	(6,538)	—
Purchase of Additional 2028 Bond Hedge	—	6,538
Gain (loss) on fair value remeasurement	4,028	(6,010)
Balance as of August 3, 2024	$(18,900)	$86,446
The Company included €7.2 million ($8.3 million) and €8.0 million ($8.3 million) in other assets in the Company’s condensed consolidated balance sheets related to its investment in certain private equity funds as of August 2, 2025 and February 1, 2025, respectively. The Company uses net asset value per share as a practical expedient to measure the fair value of this investment and has not included this investment in the fair value hierarchy as disclosed above. As of August 2, 2025, the Company had an unfunded commitment to invest an additional €3.0 million ($3.5 million) in the private equity funds.
The fair values of the Company’s debt instruments (see Note 10 - Borrowings and Finance Lease Obligations) are based on the amount of future cash flows associated with each instrument discounted using the Company’s incremental borrowing rate. As of August 2, 2025 and February 1, 2025, the carrying value was not materially different from fair value, as the interest rates on the Company’s debt approximated rates currently available to the Company. The fair value of the Company’s Notes (see Note 11 - Convertible Senior Notes and Related Transactions) is determined based on inputs that are observable in the market and have been classified as Level 2 in the fair value hierarchy.
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
As discussed further in Note 1 - Basis of Presentation, macroeconomic conditions, including declines in consumer spending, inflation, higher interest rates, foreign exchange rate fluctuations, the impacts of the ongoing wars in Ukraine and Gaza, the Red Sea crisis and uncertainty regarding changes in trade policies, including imposition of new or expanded tariffs, continued to impact the Company’s financial results during the three and six months ended August 2, 2025 and August 3, 2024, and could continue to impact the Company’s operations in ways the Company is not able to predict today. The Company has made reasonable assumptions and judgments to determine the fair value of the assets tested based on the facts and circumstances that were available as of the reporting date. If actual results are not consistent with the assumptions and judgments used in estimating future cash flows and asset fair values, there may be additional exposure to future impairment losses that could be material to the Company’s results of operations.
The Company recorded asset impairment charges of $8.4 million and $3.4 million during the six months ended August 2, 2025 and August 3, 2024, respectively, related primarily to certain retail locations in Europe and North America resulting from underperformance, expected store closures and other economic conditions.
Impairments of retail locations to property and equipment and operating lease ROU assets are summarized as (in thousands):

	Fair Value as of Remeasurement Date	Asset Impairment Charges

	Six Months Ended August 2, 2025
Operating lease ROU assets	$43,628	$678
Property and equipment	$382	$7,677
	Six Months Ended August 3, 2024
Operating lease ROU assets	$30,510	$542
Property and equipment	$87	$2,876
The Company’s impairment evaluations for property and equipment and operating lease ROU assets included testing of 262 and 201 retail locations during the six months ended August 2, 2025 and August 3, 2024, respectively, which were deemed to have impairment indicators. During the six months ended August 2, 2025 and August 3, 2024, the Company concluded that 118 and 63 retail locations, respectively, were determined to be impaired, as the carrying amounts of either or both the fixed assets and operating lease ROU assets exceeded their estimated fair values (determined based on discounted cash flows for property and equipment and estimates of market participant rents for operating lease ROU assets) at each of the respective dates.

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
During the six months ended August 2, 2025, the Company assessed qualitative factors and determined that it is not more likely than not that the fair values of its reporting units are less than their carrying amounts.
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
Interest Rate Swap Agreements
The Company is exposed to interest rate risk on its floating-rate debt. From time to time, the Company may enter into interest rate swap agreements to effectively convert its floating-rate debt to a fixed-rate basis. The principal objective is to eliminate or reduce the variability of the cash flows in interest payments associated with the Company’s floating-rate debt, thus reducing the impact of interest rate changes on future interest payment cash flows. In connection with the sale of the U.S. distribution center, the Company settled its interest rate swap agreement. As of August 2, 2025, there was no related net unrealized loss, net of tax, in AOCL related to this interest rate swap.

Summary of Derivative Instruments
The fair value of derivative instruments in the condensed consolidated balance sheets is (in thousands):

	Fair Value at Aug 2, 2025	Fair Value at Feb 1, 2025	Derivative Balance Sheet Location
ASSETS:
Derivatives designated as hedging instruments:
Cash flow hedges:
Foreign exchange currency contracts	$29	$7,456	Other current assets/Other assets
Total derivatives designated as hedging instruments	29	7,456
Derivatives not designated as hedging instruments:
Foreign exchange currency contracts	9	3,011	Other current assets
2028 Bond Hedge	7,181	11,252	Other assets
Total derivatives not designated as hedging instruments	7,190	14,263
Total	$7,219	$21,719
LIABILITIES:
Derivatives designated as hedging instruments:
Cash flow hedges:
Foreign exchange currency contracts	$11,125	$—	Accrued expenses/Other long-term liabilities
Total derivatives designated as hedging instruments	11,125	—
Derivatives not designated as hedging instruments:
Foreign exchange currency contracts	5,345	8	Accrued expenses and other current liabilities
Embedded derivative	1,570	2,460	Convertible senior notes due 2028, net
Total derivatives not designated as hedging instruments	6,915	2,468
Total	$18,040	$2,468
Derivatives Designated as Hedging Instruments
Foreign Exchange Currency Contracts Designated as Cash Flow Hedges
During the six months ended August 2, 2025, the Company purchased U.S. dollar forward contracts in Europe totaling $121.0 million that were designated as cash flow hedges. As of August 2, 2025, the Company had forward contracts outstanding for its European operations of $182.0 million to hedge forecasted merchandise purchases, which are expected to mature over the next 15 months.
As of August 2, 2025, AOCL related to foreign exchange currency contracts included a $12.3 million net unrealized loss, net of tax, of which $10.8 million will be recognized in cost of product sales over the following 12 months, at the then current values on a pre-tax basis, which can be different than the current quarter-end values.
As of February 1, 2025, the Company had forward contracts outstanding for its European operations of $182.0 million that were designated as cash flow hedges.

The following summarizes the gains (losses) before income taxes recognized on derivative instruments designated as cash flow hedges in other comprehensive income (loss) (“OCL”) and net earnings (loss) (in thousands):

	Loss Recognized in OCL		Gain (Loss) Reclassified from AOCL into Earnings (Loss)		Location of Gain (Loss) Reclassified from AOCL into Earnings (Loss)
	Aug 2, 2025	Aug 3, 2024	Aug 2, 2025	Aug 3, 2024

	Three Months Ended
Derivatives designated as cash flow hedges:
Foreign exchange currency contracts	$(3,888)	$(1,422)	$699	$(56)	Cost of product sales
Interest rate swap	$—	$(797)	$—	$57	Interest expense

	Six Months Ended
Derivatives designated as cash flow hedges:
Foreign exchange currency contracts	$(20,306)	$(251)	$1,657	$(2,101)	Cost of product sales
Interest rate swap	$—	$(604)	$—	$212	Interest expense
The following summarizes net after income tax derivative activity recorded in AOCL (in thousands):

	Three Months Ended		Six Months Ended
	Aug 2, 2025	Aug 3, 2024	Aug 2, 2025	Aug 3, 2024
Beginning balance gain (loss)	$(8,165)	$2,221	$7,300	$(544)
Net loss from changes in cash flow hedges	(3,501)	(1,832)	(18,113)	(687)
Net (gain) loss reclassified into earnings (loss)	(623)	87	(1,476)	1,707
Ending balance gain (loss)	$(12,289)	$476	$(12,289)	$476
Foreign Exchange Currency Contracts Not Designated as Hedging Instruments
As of August 2, 2025, the Company had euro foreign exchange currency contracts to purchase $95.0 million expected to mature over the next 11 months. As of February 1, 2025, the Company had euro foreign exchange currency contracts to purchase $74.0 million.
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

The following summarizes the gains (losses) before income taxes recognized on derivative instruments not designated as hedging instruments in other income (expense) (in thousands):

	Location of Gain (Loss) Recognized in Earnings (Loss)	Gain (Loss) Recognized in Earnings (Loss)
		Three Months Ended		Six Months Ended
		Aug 2, 2025	Aug 3, 2024	Aug 2, 2025	Aug 3, 2024
Foreign exchange currency contracts	Other income (expense), net	$(2,081)	$(939)	$(9,902)	$(418)
2028 Bond Hedge	Other income (expense), net	$1,372	$(51,822)	$(4,071)	$(6,010)
Embedded derivative	Other income (expense), net	$(300)	$11,330	$890	$4,028
(18)    Subsequent Events
Dividends
On August 27, 2025, the Company announced a regular quarterly cash dividend of $0.225 per share on the Company’s common stock. The cash dividend will be paid on September 26, 2025 to stockholders of record as of the close of business on September 10, 2025.
Proposed Take-Private Transaction with Authentic Brands Group
On August 20, 2025, the Company announced that it had entered into the Proposed Transaction. See Note 1 - Basis of Presentation for further information.

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
All statements other than statements of historical or current fact are forward-looking statements. These statements include those relating to expectations, analyses and other information based on current plans, forecasts of future results and estimates of amounts not yet determinable. These statements also relate to our expectations, goals, future prospects, and current business strategies and strategic initiatives; statements regarding the Proposed Transaction (as defined below), including statements related to expected timing and anticipated completion of the Proposed Transaction, anticipated effects of the Proposed Transaction, the treatment of outstanding equity, future dividend payments, and other characterizations of future events or circumstances; statements concerning expectations for our recently-acquired rag & bone business; statements concerning the impacts of macroeconomic conditions, including related to fluctuations in currency; statements concerning the ongoing wars in Ukraine and Gaza and the Red Sea crisis; expectations relating to our convertible senior notes and hedges; statements concerning our future capital expenditures and financial conditions; and statements expressing optimism or pessimism about future operating results and growth opportunities. These forward-looking statements are frequently indicated by terms such as “expect,” “could,” “will,” “should,” “goal,” “strategy,” “believe,” “estimate,” “continue,” “outlook,” “plan,” “create,” “see,” and similar terms, are only expectations, and involve known and unknown risks and uncertainties, which may cause actual results in future periods to differ materially from what is currently anticipated. Factors which may cause actual results in future periods to differ materially from current expectations include, among others: our ability to maintain our brand image and reputation; changes in consumer confidence or discretionary consumer spending; sanctions and export controls targeting Russia and other impacts related to the war in Ukraine; impacts related to the Israel-Hamas war; impacts related to public health crises; risks relating to our indebtedness; changes to estimates related to impairments, inventory and other reserves; changes in the competitive marketplace and in our commercial relationships; our ability to anticipate and adapt to changing consumer preferences and trends; our ability to manage our inventory commensurate with customer demand; the high concentration of our Americas Wholesale business; risks related to the costs and timely delivery of merchandise to our distribution facilities, stores and wholesale customers, including risks related to the current Red Sea supply chain crisis; unexpected or unseasonable weather conditions, catastrophic events or natural disasters; our ability to effectively operate our various retail concepts; our ability to successfully and/or timely implement our growth strategies and other strategic initiatives; our ability to find a suitable partner in Greater China; risks that we may be required to incur additional restructuring charges related to our businesses in Greater China and North America; risks that costs associated with any restructuring activities may be different than expected; risks that the anticipated benefit from our business and portfolio optimization plans may not be realized in full or on the anticipated timeline; our ability to complete our restructuring plans on the anticipated timeline or at all; our ability to complete or integrate acquisitions or alliances; uncertainties regarding our ability to realize operational efficiencies and other anticipated synergies, expansion plans and other benefits from the rag & bone acquisition in the timeframe expected or at all; our ability to successfully enhance our global omni-channel capabilities; our ability to expand internationally and operate in regions where we have less experience; risks relating to our convertible senior notes, including our ability to settle the liabilities in cash and risks related to the impact of stock price volatility on our fair value remeasurement of derivatives related to our 2028 Notes and the related convertible note hedge; disruptions at our distribution facilities, including potential challenges related to the conversion of our self-operated U.S. distribution center to a third-party provider; our ability to attract and retain management and other key personnel; obligations or changes in estimates arising from new or existing litigation, income tax and other regulatory proceedings; errors in our assumptions, estimates and judgments related to tax matters; potential changes in U.S. or foreign policies and regulations; potential changes in U.S. or foreign income tax or tariff policies, including changes to tariffs on imports into the United States; the imposition or threat of imposition of new or additional duties, tariffs or trade restrictions on the importation of our products; accounting adjustments to our unaudited financial statements; future non-cash asset impairments, including goodwill, right-of-use lease assets and/or other store asset impairments; violations of, or changes to, domestic or international laws and regulations; risks associated with the acts or omissions of our licensees and third party vendors, including a failure to comply with our vendor code of conduct or other policies; risks associated with cybersecurity incidents and other cybersecurity risks; risks associated with our ability to properly collect, use, manage and secure consumer and employee data; risks associated with our vendors’ ability to maintain the strength and security of information systems; changes in economic, political, social and other conditions affecting our foreign operations and sourcing, including the impact of currency fluctuations, global income tax rates and economic and market conditions in the various countries in which we operate; impacts of inflation and further inflationary pressures; fluctuations in quarterly performance; slowing in-person customer traffic; increases in labor costs; increases in wages; risks relating to activist investor activity; and the significant voting power of our founders. In addition to these factors, the economic, technological, managerial and other risks identified in “Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended February 1, 2025 filed with the U.S. Securities and Exchange Commission (“SEC”) on April 11, 2025 (our “fiscal 2025 Annual Report on Form 10-K”), Part II, Item 1A. Risk Factors of this Quarterly Report and our other filings with the SEC, including but not limited to the risk factors discussed therein, could cause actual results to differ materially from current expectations. You are cautioned not to place undue reliance on the forward-looking statements included in this report, which speak only as of the date hereof. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.
Business Update, Market Trends and Uncertainties
Macroeconomic conditions, including declines in consumer spending, inflation, higher interest rates, foreign exchange rate fluctuations, the impacts of the ongoing wars in Ukraine and Gaza, the Red Sea crisis and uncertainty regarding changes in trade policies, including imposition of new or expanded tariffs, are continuing to impact our business.
We continue to carefully monitor global and regional geopolitical and economic developments. We also continue to strategically manage expenses in order to protect profitability and mitigate, to the extent possible, the residual effect of supply chain disruptions stemming from changes to global trade policies and practices. The duration and scope of these conditions cannot be predicted, and therefore, any anticipated negative financial impact to our operating results cannot be reasonably estimated. Additionally, the Company continues to monitor changes in policy impacting global trade, including tariff regulation. For example, on April 2, 2025, the United States announced a new universal baseline tariff of 10%, plus an additional country-specific tariff for select trading partners, on all U.S. imports. Subsequently, there have been incremental tariffs, or previously imposed tariffs have been paused or modified, and the United States has indicated that it is actively negotiating country-specific agreements that it expects will result in changes to imposed tariff rates. Tariffs have the potential to significantly raise the cost of our products. Additionally, U.S. tariff actions and any retaliatory tariffs imposed by other countries could impact consumer sentiment and adversely impact demand for the Company’s products in international markets. Recent changes in U.S. tariff legislation have also led to significant volatility in the global economy.
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
We evaluate segment performance based primarily on net revenues and earnings (loss) from operations before corporate performance-based compensation costs, asset impairment charges, net gains (losses) on lease modifications, separation charges, transaction costs, Proposed Transaction Costs (as defined below), restructuring charges, gain on sale of assets and certain non-recurring credits (charges), if any. We believe this segment reporting reflects how our business segments are managed and how each segment’s performance is evaluated by our chief operating decision maker to assess performance and make resource allocation decisions. Information regarding these segments is summarized in Note 9 - Segment Information to the condensed consolidated financial statements included in this Quarterly Report.
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
Proposed Take-Private Transaction with Authentic Brands Group
On August 20, 2025, we announced that we had entered into an Agreement and Plan of Merger (the “Merger Agreement” and together with the transactions contemplated thereby, the “Proposed Transaction”) pursuant to which certain of our existing stockholders (collectively, the “Rolling Stockholders”), including Maurice Marciano, Paul Marciano, Nicolai Marciano, and Carlos Alberini and certain of their respective trusts, foundations and affiliates, will enter into a strategic partnership with Authentic Brands Group LLC (“Authentic”), under which (1) Authentic will acquire 51% and the Rolling Stockholders will acquire 49% of the rights, title and interest owned by us or any of our subsidiaries or affiliates in or to substantially all of our intellectual property (other than certain excluded assets) and (2) certain of the Rolling Stockholders will acquire 100% of our operations. Upon consummation of the Proposed Transaction, subject to the conditions set forth in the Merger Agreement and receipt of the Requisite Company Vote (as defined below), Guess? stockholders (other than the Rolling Stockholders) will receive $16.75 per share in cash and our common stock will no longer be listed on any public market. The Proposed Transaction is expected to close in the fourth quarter of fiscal year 2026, subject to certain conditions, including approval by the holders of a majority of our outstanding common stock and a majority of the votes cast by the disinterested stockholders (as such term is defined in Section 144 of the General Corporation Law of the State of Delaware) (the “Requisite Company Vote”).
See Note 1 - Basis of Presentation in the notes to our condensed consolidated financial statements of this Quarterly Report for further information on the Proposed Transaction. The foregoing summary of the Merger Agreement and the transactions contemplated thereby does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the Merger Agreement, which is filed as Exhibit 2.1 hereto.
rag & bone Acquisition
On April 2, 2024, we and WHP Global completed the previously announced acquisition of New York-based fashion brand rag & bone. Under the terms of the agreement, we contributed $57.1 million toward the purchase of rag & bone, in addition to contributions from WHP Global. As a result, we now own all of the rag & bone operating assets, and we and WHP Global jointly own the rag & bone intellectual property. In connection with the acquisition, our wholly owned subsidiary, Guess Europe Sagl entered into an intellectual property license agreement for the exclusive right to use rag & bone intellectual property to manufacture licensed products worldwide and to sell licensed products in specified territories. As of April 2, 2024, we integrated rag & bone into our existing segments.
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
Some of our transactions, primarily those in Europe, Canada, South Korea, China and Mexico, are denominated in U.S. dollars, Swiss francs, British pounds and Russian roubles, exposing them to exchange rate fluctuations when these transactions (such as inventory purchases or periodic lease payments) are converted to their functional currencies. As a result, fluctuations in exchange rates can impact the operating margins of our foreign operations and reported earnings (loss) and are largely dependent on the transaction timing and magnitude during the period that the currency fluctuates. When these foreign exchange rates weaken versus the U.S. dollar at the time the respective U.S. dollar denominated payment is made relative to the payments made in the comparable period, our product margins have been and could continue to be unfavorably impacted.
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
During the first six months of fiscal 2026, the average U.S. dollar rate was stronger against the Canadian dollar, Chinese yuan, Korean won, Mexican peso and Turkish lira and weaker against the British pound, euro, Japanese yen, Polish zloty and Russian rouble. Overall, this had a favorable impact on the translation of our international revenues for the three and six months ended August 2, 2025 and a favorable impact on earnings from operations for the three months ended August 2, 2025, but an unfavorable impact for the six months ended August 2, 2025 compared to the same prior-year period.
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
Russia-Ukraine War
We are currently operating in Russia through our wholesale and retail channels, and we have immaterial wholesale operations through local wholesale partners in Ukraine. Our operations in Russia are operated primarily through Guess? CIS, LLC (“Guess CIS”), a wholly-owned Russian subsidiary. Guess CIS currently operates 46 retail stores in Russia and acts as a distributor for our wholesale partners in Russia. We also operate in Russia through other local wholesale partners where customers can either buy directly in store or online. Prior to February 2022, we also sold directly to retail customers in Ukraine and Belarus through our European online store. The local distributor through which we operate in Ukraine does not operate in the Russian-controlled Crimea, Donetsk, Kherson, Luhansk or Zaporizhzhia regions of Ukraine.
Our operations in Russia, Belarus and Ukraine represented less than 4% of our total revenue for the six months ended August 2, 2025 and slightly less than 4% for the six months ended August 3, 2024, with our operations in Russia comprising over 95% of this total revenue. As of August 2, 2025, our total assets in Russia, all of which are held by Guess CIS, represented less than 3% of our total assets, consisting primarily of leasehold right-of-use assets, store inventory, furnishings and fixtures and receivables. We only maintain inventory in Russia in an amount sufficient for operating our Russian retail stores. We do not maintain inventory or hold any other significant assets in Belarus or Ukraine. We do not rely, directly or indirectly, on goods sourced in Russia, Belarus or Ukraine. Other than such labor and services necessary to conduct our direct operations in Russia in the ordinary course of business, we do not rely, directly or indirectly, on services sourced in Russia, Belarus or Ukraine.
There has been no material impact to our existing operations as a result of the ongoing war in Ukraine, although we are limited in our ability to expand our business in Russia due to the U.S. ban on new investments in Russia described below under “Impact of Economic Sanctions and Trade Restrictions.” With respect to our supply and distribution channels, we have experienced increased costs and transit times associated with deliveries related to our Russia operations, due in part to new procedures and economic sanctions screening implemented in response to the war in Ukraine and the imposition of related economic sanctions. These costs and delays have not materially impacted our business or results of operations. Additionally, retail deliveries for online orders to Ukraine and Belarus have been suspended since February 2022 due to increased logistics costs and other difficulties in delivering to these regions. While we intend to re-open online orders to Ukraine and Belarus when appropriate, the suspension of these shipments has not had, and is not anticipated to have, a material impact on our business or results of operations. Our wholesale partner in Ukraine partially suspended its operations at the outset of the war; however, sales were re-opened in July 2022, and our business and results of operations were not materially impacted.
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
Capital Allocation
We plan to continue to prioritize capital allocation toward investments that support growth and infrastructure, while remaining highly disciplined in the way we allocate capital across projects, including new store development, store remodels, technology and logistics investments and others. When we prioritize investments, we will focus on their strategic significance and their return on invested capital expectations. We also plan to manage product buys and inventory ownership rigorously and optimize overall working capital management consistently. In addition, we plan to continue to return value to stockholders through dividends and share repurchases, as appropriate (and subject to certain limitations during the pendency of the Proposed Transaction as described in more detail under “Proposed Take-Private Transaction with Authentic Brands Group” above), and we will consider opportunistic strategic acquisitions of brands and businesses that leverage our global infrastructure and network of licensees and wholesale partners.

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
Other
We operate on a 52/53-week fiscal year calendar which ends on the Saturday nearest to January 31 of each year. The six months ended August 2, 2025 had the same number of days as the six months ended August 3, 2024. All references herein to “fiscal 2026”, “fiscal 2025” and “fiscal 2024” represent the results of the 52-week fiscal year ending January 31, 2026, the 52-week fiscal year ended February 1, 2025 and the 53-week fiscal year ended February 3, 2024, respectively.
Executive Summary
Overview
Net earnings attributable to Guess?, Inc. was $6.2 million, or diluted net earnings per share (“EPS”) of $0.12, for the quarter ended August 2, 2025, compared to net loss of $10.6 million, or diluted net loss per share of $0.28, for the quarter ended August 3, 2024.
During the quarter ended August 2, 2025, we recognized $2.3 million in asset impairment charges; a net gain of $1.1 million on the fair value remeasurement of derivatives related to our 3.75% convertible senior notes due 2028 (the “2028 Notes”); $6.0 million of costs incurred in connection with the evaluation by the Special Committee of our Board of Directors of a non-binding proposal received from WHP Global to acquire our outstanding shares and subsequent evaluation and work in connection with the signing of the Merger Agreement for the Proposed Transaction (collectively, the “Proposed Transaction Costs”); $0.8 million of amortization of debt discount related to 2028 Notes; $1.6 million for restructuring charges; and $0.5 million for certain professional service and legal fees and related (credits) costs (or a combined $7.5 million, or $0.14 per share, negative impact after considering the related income tax benefit of $2.6 million of these adjustments). Excluding the impact of these items, adjusted net earnings attributable to Guess?, Inc. was $13.8 million and adjusted diluted EPS was $0.26 for the quarter ended August 2, 2025.
During the quarter ended August 3, 2024, we recognized a net loss of $40.5 million on the fair value remeasurement of derivatives; $0.1 million in transaction costs; $1.7 million in separation charges; $2.3 million in asset impairment charges; $0.8 million of amortization of debt discount related to our 2028 Notes and 2.00% convertible senior notes due 2024 (the “2024 Notes”, and together with the 2028 Notes, the “Notes”); $0.3 million for certain discrete income tax adjustments; $14.6 million gain on the sale of our U.S. distribution center and settlement of related interest rate swap; and a net credit of $0.1 million for certain professional services and legal fees and related (credits) costs (or a combined $33.6 million negative impact after considering the related income tax expense of $2.6 million of these adjustments, or a $0.70 per share negative impact after also adjusting for the dilutive impact of the 2028 Notes under the if-converted method based on the bond hedge contracts in place and the effect of dilutive stock options and restricted stock units). Excluding the impact of these items, adjusted net earnings attributable to Guess?, Inc. was $23.0 million and adjusted diluted EPS was $0.42 for the quarter ended August 3, 2024. References to financial results excluding the impact of these items are non-GAAP measures and are addressed below under “Non-GAAP Measures.”
Highlights of our performance for the quarter ended August 2, 2025 compared to the same prior-year quarter are presented below, followed by a more comprehensive discussion below under “Results of Operations” (references to constant currency results are non-GAAP measures and are addressed under “Non-GAAP Measures”):
Operations
•Total net revenue increased 5.5% to $772.9 million for the quarter ended August 2, 2025, compared to $732.6 million in the same prior-year quarter. In constant currency, net revenue increased by 3.0%.
•Gross margin (gross profit as a percentage of total net revenue) decreased 120 basis points to 42.5% for the quarter ended August 2, 2025, compared to 43.7% in the same prior-year quarter.
•Selling, general and administrative (“SG&A”) expenses as a percentage of total net revenue (“SG&A rate”) increased 120 basis points to 39.9% for the quarter ended August 2, 2025, compared to 38.7% in the same prior-year quarter. SG&A expenses increased 9.1% to $308.6 million for the quarter ended August 2, 2025, compared to $283.0 million in the same prior-year quarter.
•During each of the quarters ended August 2, 2025 and August 3, 2024, we recognized $2.3 million of asset impairment charges.
•During the quarter ended August 3, 2024, we recognized a $13.8 million gain on sale of assets related to the sale of the U.S. distribution center.
•Operating margin decreased 420 basis points to 2.3% for the quarter ended August 2, 2025, compared to 6.5% in the same prior-year quarter. The decrease in operating margin was driven primarily by a gain on sale of assets recognized in the same prior-year quarter, higher expenses, including store costs and advertising expenses, higher Proposed Transaction Costs, unfavorable business mix and higher markdowns. Earnings from operations decreased 62.1% to $18.1 million (including a $0.9 million favorable currency translation impact) for the quarter ended August 2, 2025, compared to $47.8 million in the same prior-year quarter.
•Other income, net, totaled $2.1 million for the quarter ended August 2, 2025, compared to other expense, net of $39.9 million in the same prior-year quarter. The $42.0 million increase was primarily due to a net $1.1 million unrealized gain in the quarter ended August 2, 2025, compared to a net $40.5 million unrealized loss in the change in the fair value remeasurement of derivatives related to the 2028 Notes and the related convertible note hedge in the same prior-year quarter.
•The effective income tax rate was 45.8% for the quarter ended August 2, 2025, compared to 373.9% in the same prior-year quarter. The change in the effective income tax rate was primarily due to a net $1.1 million unrealized gain during the quarter ended August 2, 2025 compared to a net $40.5 million unrealized loss during the same prior-year quarter on the fair value remeasurement of derivatives related to the 2028 Notes and the related convertible note hedge, which was disregarded for income tax purposes.

Key Balance Sheet Accounts
•We had $189.6 million in cash and cash equivalents and $0.8 million in restricted cash as of August 2, 2025 compared to $218.9 million in cash and cash equivalents and $1.4 million in restricted cash at August 3, 2024.
◦As of August 2, 2025, we had no outstanding borrowings under our term loans and $268.1 million in outstanding borrowings under our credit facilities compared to $7.4 million in outstanding borrowings under our term loans and $206.1 million in outstanding borrowings under our credit facilities as of August 3, 2024.
◦During the six months ended August 2, 2025, we had no share repurchases. During the six months ended August 3, 2024, we repurchased approximately 2.6 million shares of our common stock for $60.8 million, including excise tax, through broker-assisted and open market transactions.
•Inventory increased by $65.1 million, or 10.8%, to $668.4 million as of August 2, 2025, from $603.3 million at August 3, 2024. On a constant currency basis, inventory increased by $48.6 million, or 8.0%, when compared to August 3, 2024. The increase was partly driven by the acceleration of inventory receipts to mitigate the impact of the Red Sea crisis.
•Accounts receivable consists of trade receivables relating primarily to our wholesale business in Europe and, to a lesser extent, our wholesale businesses in the Americas and Asia, royalty receivables relating to our licensing operations, credit card and retail concession receivables related to our retail businesses and certain other receivables. Accounts receivable increased by $36.6 million, or 11.0%, to $368.7 million as of August 2, 2025 compared to $332.0 million at August 3, 2024. On a constant currency basis, accounts receivable increased by $26.6 million, or 8.0%, when compared to August 3, 2024. The increase was mainly driven by higher Europe wholesale shipments.
Global Store Count
During the quarter ended August 2, 2025, together with our partners, we opened 28 new stores worldwide, consisting of 11 stores in Europe and the Middle East, ten stores in Asia and the Pacific and seven stores in the Americas. Together with our partners, we closed 40 stores worldwide during the quarter ended August 2, 2025, consisting of 17 stores in Europe and the Middle East, 15 stores in Asia and the Pacific and eight stores in the Americas.
As of August 2, 2025, we had stores and concessions worldwide comprised as follows:

	Stores			Concessions
Region	Total	Directly-Operated	Partner Operated	Total	Directly-Operated	Partner Operated
United States	263	263	—	—	—	—
Canada	51	51	—	—	—	—
Central and South America	109	93	16	48	48	—
Total Americas	423	407	16	48	48	—
Europe and the Middle East	783	576	207	69	69	—
Asia and the Pacific	383	79	304	202	127	75
Total	1,589	1,062	527	319	244	75
Of our total stores, 1,257 were GUESS? stores, 190 were GUESS? Accessories stores, 62 were G by GUESS (GbG) stores, 48 were rag & bone stores, 22 were MARCIANO stores, nine were GUESS JEANS stores and one was a Babylon store.

Results of Operations
Three Months Ended August 2, 2025 and August 3, 2024
Consolidated Results
The following presents our condensed consolidated statements of income (loss) (in thousands, except per share data):

	Three Months Ended
	Aug 2, 2025		Aug 3, 2024		$ change	% change
Net revenue	$772,937	100.0%	$732,560	100.0%	$40,377	5.5%
Cost of product sales	444,168	57.5%	412,617	56.3%	31,551	7.6%
Gross profit	328,769	42.5%	319,943	43.7%	8,826	2.8%

SG&A expenses	308,588	39.9%	282,951	38.7%	25,637	9.1%
Asset impairment charges	2,266	0.3%	2,277	0.3%	(11)	(0.5%)
Gain on sale of assets	—	—%	(13,781)	(1.9%)	13,781	(100.0%)
Gain (loss) on equity method investment	(171)	(0.0%)	720	0.1%	(891)	(123.8%)
Earnings from Operations	18,086	2.3%	47,776	6.5%	(29,690)	(62.1%)
Interest expense, net	(4,876)	(0.6%)	(4,750)	(0.7%)	(126)	2.7%
Other income (expense), net	2,091	0.3%	(39,873)	(5.4%)	41,964	(105.2%)
Earnings before income tax expense	15,301	2.0%	3,153	0.4%	12,148	385.3%
Income tax expense	7,011	0.9%	11,789	1.6%	(4,778)	(40.5%)
Net earnings (loss)	8,290	1.1%	(8,636)	(1.2%)	16,926	(196.0%)
Net earnings attributable to noncontrolling interests	2,048	0.3%	1,967	0.2%	81	4.1%
Net earnings (loss) attributable to Guess?, Inc.	$6,242	0.8%	$(10,603)	(1.4%)	16,845	(158.9%)

Net earnings (loss) per common share attributable to common stockholders:
Basic	$0.12		$(0.21)		$0.33
Diluted	$0.12		$(0.28)		$0.40

Effective income tax rate	45.8%		373.9%
Net Revenue. Net revenue increased by $40 million, or 6%, for the quarter ended August 2, 2025 compared to the same prior-year quarter. Currency translation fluctuations relating to our non-U.S. operations favorably impacted net revenue by $19 million compared to the same prior-year quarter. In constant currency, net revenue increased by 3%. The increase in constant currency was mainly driven by $16 million from the impact of newly acquired businesses, $8 million from net new store openings, including rag & bone, and $3 million from positive comparable store sales, including rag & bone, partially offset by $3 million of lower royalties and $2 million of lower e-commerce revenues.
Gross Margin. Gross margin decreased by 1.2% for the quarter ended August 2, 2025 compared to the same prior-year quarter, driven by 60 basis points from higher markdowns and 50 basis points from unfavorable business mix.
Gross Profit. Gross profit increased $9 million for the quarter ended August 2, 2025 compared to the same prior-year quarter. The increase in gross profit was driven by $9 million from favorable currency impact, $6 million from the impact of newly acquired businesses and $2 million from positive comparable retail store sales, partially offset by $4 million from higher markdowns and $3 million from lower royalties.

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
SG&A Rate. Our SG&A rate increased 1.2% for the quarter ended August 2, 2025 from the same prior-year quarter. The unfavorable change in SG&A rate was mainly driven by 80 basis points of higher Proposed Transaction Costs and 70 basis points from higher expenses, including store labor costs and advertising expenses, partially offset by 50 basis points from the impact of newly acquired businesses.
SG&A Expenses. SG&A expenses increased $26 million for the quarter ended August 2, 2025 from the same prior-year quarter. The increase in SG&A expenses was mainly driven by $7 million from unfavorable currency translation, $6 million for each of higher Proposed Transaction Costs and higher expenses, including store labor costs and advertising expenses, and $4 million from the impact of newly acquired businesses.
Asset Impairment Charges. During both quarters ended August 2, 2025 and August 3, 2024, we recognized $2 million of asset impairment charges related primarily to impairment of property and equipment related to certain retail locations resulting from under-performance and expected store closures.
Gain on Sale of Assets. There was a $14 million gain on the sale of assets resulting from the sale of the U.S. distribution center during the quarter ended August 3, 2024.
Operating Margin. Operating margin decreased 4.2% for the quarter ended August 2, 2025 compared to the same prior-year quarter. The decrease in operating margin was driven primarily by 190 basis points from the gain on sale of assets in the same prior-year quarter, 90 basis points of higher expenses, including store costs and advertising expenses, 80 basis points of higher Proposed Transaction Costs and 60 basis points each from the unfavorable impact of business mix and higher markdowns.
Earnings from Operations.   As a result of the foregoing, earnings from operations decreased by $30 million for the quarter ended August 2, 2025 compared to the same prior-year quarter. Currency fluctuations relating to our foreign operations favorably impacted earnings from operations by $2 million of which $1 million was due to favorable translational impact.
Other Income (Expense), Net. Other income, net, for the quarter ended August 2, 2025 was $2 million compared to other expense, net of $40 million in the same prior-year quarter. The change was primarily due to the fair value remeasurement of derivatives related to our 2028 Notes and the related convertible note hedge resulting in a net unrealized gain of $1 million during the second quarter of fiscal 2026, compared to a net unrealized loss of $40 million in the same prior-year quarter.
Income Tax Expense.  Income tax expense for the quarter ended August 2, 2025 was $7 million, with an effective income tax rate of 45.8%, compared to $12 million, with a 373.9% effective income tax rate in the same prior-year quarter. Income tax expense (benefit) for the interim periods is computed using the income tax rate estimated to be applicable for the full fiscal year, adjusted for discrete items, which is subject to ongoing review and evaluation by management. The change in the effective income tax rate was primarily due to a net $1 million unrealized gain during the quarter ended August 2, 2025 compared to a net $40 million unrealized loss during the same prior-year quarter on the fair value remeasurement of derivatives related to the 2028 Notes and the related convertible note hedge, which was disregarded for income tax purposes.
Net Earnings (Loss) Attributable to Guess?, Inc. Net earnings attributable to Guess?, Inc. was $6 million for the quarter ended August 2, 2025, compared to net loss of $11 million in the same prior-year quarter. Diluted net EPS was $0.12 for the quarter ended August 2, 2025 compared to diluted net loss per share of $0.28 in the same prior-year quarter. We estimate a positive impact from our share buybacks of $0.01 and a positive impact from currency of $0.04 on diluted net EPS in the quarter ended August 2, 2025 when compared to the same prior-year quarter.
Refer to “Non-GAAP Measures” for an overview of our non-GAAP, or adjusted, financial results for the quarters ended August 2, 2025 and August 3, 2024. Excluding the impact of these non-GAAP items, adjusted net earnings attributable to Guess?, Inc. decreased $9 million and adjusted diluted EPS decreased $0.16 for the quarter ended August 2, 2025 compared to the same prior-year quarter. We estimate a positive impact from our share buybacks of $0.01 and a positive impact from currency of $0.04 on adjusted diluted EPS in the quarter ended August 2, 2025 when compared to the same prior-year quarter.
Information by Business Segment
The following presents our net revenue and earnings (loss) from operations by segment (in thousands):

	Three Months Ended
	Aug 2, 2025	Aug 3, 2024	$ change	% change
Net revenue:
Europe	$436,911	$383,230	$53,681	14.0%
Americas Retail	178,810	181,494	(2,684)	(1.5%)
Americas Wholesale	75,194	84,404	(9,210)	(10.9%)
Asia	55,765	54,332	1,433	2.6%
Licensing	26,257	29,100	(2,843)	(9.8%)
Total net revenue	$772,937	$732,560	40,377	5.5%
Earnings (loss) from operations:
Europe	$46,381	$37,394	$8,987	24.0%
Americas Retail	(6,648)	2,693	(9,341)	(346.9%)
Americas Wholesale	14,730	15,980	(1,250)	(7.8%)
Asia	(3,803)	(1,224)	(2,579)	210.7%
Licensing	25,056	27,136	(2,080)	(7.7%)
Reconciliation to total earnings from operations:
Corporate overhead	(55,364)	(45,707)	(9,657)	21.1%
Asset impairment charges	(2,266)	(2,277)	11	(0.5%)
Net gains on lease modifications	—	—	—
Gain on sale of assets	—	13,781	(13,781)	(100.0%)
Total earnings from operations	$18,086	$47,776	(29,690)	(62.1%)

Operating margins:
Europe	10.6%	9.8%
Americas Retail	(3.7%)	1.5%
Americas Wholesale	19.6%	18.9%
Asia	(6.8%)	(2.3%)
Licensing	95.4%	93.3%
Total Company	2.3%	6.5%
Europe
Net revenue from our Europe segment increased by $54 million, or 14%, for the quarter ended August 2, 2025 from the same prior-year quarter. Currency translation fluctuations favorably impacted net revenue by $21 million. In constant currency, net revenue increased by 9%. The increase in net revenue in constant currency was driven mainly by $11 million due to newly acquired businesses, $9 million due to positive comparable store sales, $7 million from higher wholesale revenue, $5 million from net new store openings, and $1 million from higher ecommerce sales. Retail comparable sales, including e-commerce, increased 11% in U.S. dollars and 5% in constant currency compared to the same prior-year quarter. The inclusion of our e-

commerce sales had a minimal impact in U.S. dollars on the retail comparable sales percentage and a negative impact of 1% in constant currency. As of August 2, 2025, we directly operated 576 stores in Europe compared to 555 stores at August 3, 2024, excluding concessions, which represents a 4% increase from the same prior-year quarter.
Operating margin increased 0.8% for the quarter ended August 2, 2025 compared to the same prior-year quarter. The increase in operating margin was driven primarily by 140 basis points due to the favorable impact of higher revenues and 30 basis points from favorable currency impact, partially offset by 70 basis points of higher expenses, including store costs and advertising expenses, and 40 basis points from higher markdowns.
Earnings from operations from our Europe segment increased by $9 million, or 24%, for the quarter ended August 2, 2025 compared to the same prior-year quarter. The increase was mainly driven by $8 million from higher revenues and $4 million from favorable currency impact, partially offset by $3 million from higher expenses, including store costs and advertising expenses.
Americas Retail
Net revenue from our Americas Retail segment decreased by $3 million, or 1%, for the quarter ended August 2, 2025 from the same prior-year quarter. Currency translation fluctuations relating to our non-U.S. retail stores and e-commerce sites unfavorably impacted net revenue by $1 million. In constant currency, net revenue decreased by 1% compared to the same prior-year quarter. The net revenue decrease in constant currency was driven by $6 million due to negative comparable store sales and $2 million due to lower e-commerce sales, including rag & bone, partially offset by $5 million due to newly acquired businesses and $2 million due to net new store openings. Retail comparable sales, including e-commerce, decreased 5% in U.S. dollars and 5% in constant currency compared to the same prior-year quarter. The inclusion of our e-commerce sales had a minimal impact on the retail comparable sales percentage in both U.S. dollars and constant currency. As of August 2, 2025, we directly operated 407 stores in the Americas compared to 406 stores at August 3, 2024, excluding concessions.
Operating margin decreased 5.2% for the quarter ended August 2, 2025 from the same prior-year quarter. Approximately 220 basis points of the decrease was due to higher expenses, including store costs and advertising expenses, 160 basis points due to negative comparable store sales, 150 basis points due to higher markdowns and 70 basis points due to lower initial markups, partially offset by 110 basis points due to the positive impact of newly acquired businesses.
Loss from operations from our Americas Retail segment was $7 million for the quarter ended August 2, 2025, compared to earnings of $3 million in the same prior-year quarter. The deterioration was primarily driven by $4 million for each of higher expenses and lower revenues, $3 million due to higher markdowns and $1 million due to lower initial markups, partially offset by $2 million from the positive impact of newly acquired businesses.
Americas Wholesale
Net revenue from our Americas Wholesale segment decreased by $9 million, or 11%, for the quarter ended August 2, 2025 from the same prior-year quarter. Currency translation fluctuations relating to our non-U.S. wholesale businesses unfavorably impacted net revenue by $1 million. In constant currency, net revenue decreased by 10%. The decrease in net revenues in constant currency was mainly driven by $13 million due to lower wholesale shipments in the United States, partially offset by $2 million due to higher wholesale shipments in the rag & bone business.
Operating margin increased 0.7% for the quarter ended August 2, 2025 compared to the same prior-year quarter. The increase in operating margin was mainly driven by 310 basis points from higher product margin, partially offset by 170 basis points of unfavorable impact of lower revenues.
Earnings from operations from our Americas Wholesale segment decreased by $1 million, or 8%, for the quarter ended August 2, 2025 from the same prior-year quarter, mainly driven by $3 million due to lower revenues, partially offset by $2 million due to higher product margin.

Asia
Net revenue from our Asia segment increased by $1 million, or 3%, for the quarter ended August 2, 2025 from the same prior-year quarter. Currency translation fluctuations had a less than $1 million favorable impact on net revenue. In constant currency, net revenue increased by 2%, mainly driven by $1 million from net new store openings and $1 million from higher rag & bone wholesale shipments, partially offset by $1 million of lower e-commerce sales. Retail comparable sales (including e-commerce) decreased 2% in both U.S. dollars and constant currency compared to the same prior-year quarter. The inclusion of our e-commerce sales had a negative impact on the retail comparable sales percentage of 2% in both U.S. dollars and constant currency.
Operating margin decreased 4.5% for the quarter ended August 2, 2025 from the same prior-year quarter, driven primarily by 430 basis points due to unfavorable business mix, 360 basis points from lower product margin, partially offset by 290 basis points from lower expenses.
Loss from operations from our Asia segment was $4 million for the quarter ended August 2, 2025, compared to $1 million in the same prior-year quarter. The increase in the loss was primarily driven by $2 million for each of lower product margin and unfavorable business mix, partially offset by $2 million of lower expenses. Currency translation fluctuations relating to our Asia operations had a minimal impact on loss from operations.
Licensing
Net royalty revenue from our Licensing segment decreased by $3 million, or 10%, for the quarter ended August 2, 2025 from the same prior-year quarter, driven by lower royalties in our footwear and fragrances categories.
Earnings from operations from our Licensing segment decreased by $2 million, or 8%, for the quarter ended August 2, 2025 from the same prior-year quarter, primarily driven by lower royalties in our footwear and fragrances categories.
Corporate Overhead
Unallocated corporate overhead increased by $10 million, or 21%, for the quarter ended August 2, 2025 compared to the same prior-year quarter, primarily due to $6 million from costs incurred in connection with the evaluation of and entry into the Proposed Transaction during the quarter ended August 2, 2025, $2 million from higher expenses and $1 million from unfavorable currency impact.

Six months ended August 2, 2025 and August 3, 2024
Consolidated Results
The following presents our condensed consolidated statements of income (loss) (in thousands, except per share data):

	Six Months Ended
	Aug 2, 2025		Aug 3, 2024		$ change	% change
Net revenue	$1,420,738	100.0%	$1,324,503	100.0%	$96,235	7.3%
Cost of product sales	833,512	58.7%	756,459	57.1%	77,053	10.2%
Gross profit	587,226	41.3%	568,044	42.9%	19,182	3.4%

SG&A	595,124	41.9%	549,799	41.4%	45,325	8.2%
Asset impairment charges	8,355	0.6%	3,418	0.3%	4,937	144.4%
Net gains on lease modifications	(236)	(0.0%)	—	—%	(236)
Gain on sale of assets	—	—%	(13,781)	(1.0%)	13,781	(100.0%)
(Gain) loss on equity method investment	(795)	(0.1%)	720	0.1%	(1,515)	(210.4%)
Earnings (loss) from operations	(15,222)	(1.1%)	27,888	2.1%	(43,110)	(154.6%)
Interest expense, net	(10,687)	(0.7%)	(7,476)	(0.6%)	(3,211)	43.0%
Loss on extinguishment of debt	—	—%	(1,952)	(0.1%)	1,952	(100.0%)
Other income (expense), net	3,455	0.2%	(4,106)	(0.3%)	7,561	(184.1%)
Earnings (loss) before income tax expense	(22,454)	(1.6%)	14,354	1.1%	(36,808)	(256.4%)
Income tax expense	495	0.0%	7,084	0.6%	(6,589)	(93.0%)
Net earnings (loss)	(22,949)	(1.6%)	7,270	0.5%	(30,219)	(415.7%)
Net earnings attributable to noncontrolling interests	3,737	0.3%	4,851	0.3%	(1,114)	(23.0%)
Net earnings (loss) attributable to Guess?, Inc.	$(26,686)	(1.9%)	$2,419	0.2%	(29,105)	(1203.2%)

Net earnings (loss) per common share attributable to common stockholders:
Basic	$(0.53)		$0.04		$(0.57)
Diluted	$(0.53)		$0.04		$(0.57)

Effective income tax rate	(2.2%)		49.4%
Net Revenue. Net revenue increased by $96 million for the six months ended August 2, 2025 compared to the same prior-year period. Currency translation fluctuations relating to our non-U.S. operations favorably impacted net revenue by $4 million compared to the same prior-year period. In constant currency, net revenue increased by 7%. The increase in constant currency was mainly driven by $92 million from the impact of newly acquired businesses, including rag & bone, $26 million due to higher wholesale shipments and $10 million from net new store openings, partially offset by $20 million due to negative comparable retail store sales, $9 million of lower e-commerce revenues and $7 million of lower royalties.
Gross Margin. Gross margin decreased 1.6% for the six months ended August 2, 2025 compared to the same prior-year period, driven by 70 basis points from unfavorable business mix, 50 basis points from higher markdowns and 30 basis points from lower product margins.

Gross Profit. Gross profit increased by $19 million for the six months ended August 2, 2025 compared to the same prior-year period. The increase in gross profit was driven by $37 million due to the impact of newly acquired businesses, including rag & bone, $14 million from higher wholesale shipments and $2 million of favorable currency impact, partially offset by $10 million from lower comparable retail sales, $7 million from higher markdowns, $7 million from lower royalties, $5 million from lower e-commerce sales and $5 million from lower product margins.
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
SG&A Rate. Our SG&A rate increased 0.5% for the six months ended August 2, 2025 from the same prior-year period. The unfavorable change in SG&A rate was mainly driven by 70 basis points due to higher expenses, including store labor costs and advertising expenses, 50 basis points due to higher Proposed Transaction Costs, and 20 basis points of unfavorable currency impact, partially offset by 40 basis points each from lower transaction costs and separation charges.
SG&A Expenses. SG&A expenses increased by $45 million for the six months ended August 2, 2025 from the same prior-year period. The increase in SG&A expenses was mainly driven by $31 million due to the impact of newly acquired businesses, including rag & bone, and $8 million of higher expenses, including store labor costs and advertising expenses. Currency translation fluctuations relating to our foreign operations unfavorably impacted SG&A expenses by $4 million.
Asset Impairment Charges. During the six months ended August 2, 2025 and August 3, 2024, we recognized $8 million and $3 million, respectively, of asset impairment charges related primarily to impairment of property and equipment related to certain retail locations resulting from under-performance and expected store closures.
Net Gains on Lease Modifications. During the six months ended August 2, 2025, we recorded net gains on lease modifications of $0.2 million. There were no net gains on lease modifications during the six months ended August 3, 2024.
Gain on Sale of Assets. There was no gain on the sale of assets during the six months ended August 2, 2025. During the six months ended August 3, 2024, we recorded a $14 million gain on the sale of assets resulting from the sale of the U.S. distribution center.
Operating Margin. Operating margin decreased 3.2% for the six months ended August 2, 2025 compared to the same prior-year period. The decrease in operating margin was driven primarily by 100 basis points from the gain on the sale of assets in the prior-year same period, 90 basis points from unfavorable business mix, 80 basis points from higher expenses, including store labor costs and advertising expenses, and 50 basis points from higher markdowns.
Earnings (Loss) from Operations. As a result of the foregoing, earnings (loss) from operations decreased by $43 million for the six months ended August 2, 2025 compared to the same prior-year period. Currency fluctuations relating to our foreign operations unfavorably impacted earnings (loss) from operations by $3 million primarily due to unfavorable translational impact.
Loss on Extinguishment of Debt. There was no loss on extinguishment of debt during the six months ended August 2, 2025. During the six months ended August 3, 2024, we recorded a loss of $2 million related to the partial extinguishment of our 2024 Notes.

Other Income (Expense), Net. Other income, net, for the six months ended August 2, 2025 was $3 million compared to other expense, net of $4 million in the same prior-year period. The change was primarily due to net realized and unrealized gains from foreign currency exposures compared to the net losses for the same prior-year period, partially offset by higher net realized and unrealized losses on foreign exchange currency contracts compared to the same prior-year period.
Income Tax Expense.  Income tax expense for the six months ended August 2, 2025 was $0.5 million, or a negative 2.2% effective income tax rate, compared to $7 million, or a 49.4% effective income tax rate in the same prior-year period. Income tax expense (benefit) for the interim periods is computed using the income tax rate estimated to be applicable for the full fiscal year, adjusted for discrete items, which is subject to ongoing review and evaluation by management. The change in the effective income tax rate was primarily due to a shift in the distribution of earnings among the Company’s tax jurisdictions compared to the same prior-year period and losses during the six months ended August 2, 2025 compared to the income for the six months ended August 3, 2024.
Net Earnings (Loss) Attributable to Guess?, Inc. Net loss attributable to Guess?, Inc. was $27 million for the six months ended August 2, 2025, compared to earnings of $2 million in the same prior-year period. Diluted net loss per share was $0.53 for the six months ended August 2, 2025 compared to diluted EPS of $0.04 in the same prior-year period. We estimate a negative impact from share buybacks of $0.02 and a positive impact from currency of $0.12 on diluted net loss per share in the six months ended August 2, 2025 when compared to the same prior-year period.
Refer to “Non-GAAP Measures” for an overview of our non-GAAP, or adjusted, financial results for the six months ended August 2, 2025 and August 3, 2024. Excluding the impact of these non-GAAP items, adjusted net earnings attributable to Guess?, Inc. decreased $18 million and adjusted diluted EPS decreased $0.33 for the six months ended August 2, 2025 compared to the same prior-year period. We estimate a minimal impact from our share buybacks and a positive impact from currency of $0.12 on adjusted diluted EPS in the six months ended August 2, 2025 when compared to the same prior-year period.

Information by Business Segment
The following presents our net revenue and earnings (loss) from operations by segment (in thousands):

	Six Months Ended
	Aug 2, 2025	Aug 3, 2024	$ change	% change
Net revenue:
Europe	$742,983	$667,103	$75,880	11.4%
Americas Retail	336,008	325,690	10,318	3.2%
Americas Wholesale	176,625	146,532	30,093	20.5%
Asia	113,870	127,088	(13,218)	(10.4%)
Licensing	51,252	58,090	(6,838)	(11.8%)
Total net revenue	$1,420,738	$1,324,503	96,235	7.3%
Earnings (loss) from operations:
Europe	$37,492	$36,955	$537	1.5%
Americas Retail	(23,156)	(7,698)	(15,458)	200.8%
Americas Wholesale	34,881	30,107	4,774	15.9%
Asia	(5,596)	2,517	(8,113)	(322.3%)
Licensing	48,075	53,814	(5,739)	(10.7%)
Reconciliation to total earnings (loss) from operations:
Corporate overhead	(98,799)	(98,170)	(629)	0.6%
Asset impairment charges	(8,355)	(3,418)	(4,937)	144.4%
Net gains on lease modifications	236	—	236
Gain on sale of assets	—	13,781	(13,781)	(100.0%)
Total earnings (loss) from operations	$(15,222)	$27,888	(43,110)	(154.6%)

Operating margins:
Europe	5.0%	5.5%
Americas Retail	(6.9%)	(2.4%)
Americas Wholesale	19.7%	20.5%
Asia	(4.9%)	2.0%
Licensing	93.8%	92.6%
Total Company	(1.1%)	2.1%
Europe
Net revenue from our Europe segment increased by $76 million, or 11%, for the six months ended August 2, 2025 from the same prior-year period. Currency translation fluctuations had a favorable impact on net revenue of $17 million. In constant currency, net revenue increased by 9%. The increase in net revenue in constant currency was mainly driven by $26 million from newly acquired businesses, including rag & bone, $21 million due to higher wholesale revenue and $9 million from net new store openings. Retail comparable sales (including e-commerce) increased 4% in U.S. dollars and 1% in constant currency compared to the same prior-year period. The inclusion of our e-commerce sales had a minimal impact on the retail comparable sales percentage in both U.S. dollars and constant currency. As of August 2, 2025, we directly operated 576 stores in Europe compared to 555 stores at August 3, 2024, excluding concessions, which represents a 4% increase from the same prior-year period.
Operating margin decreased 0.5% for the six months ended August 2, 2025 compared to the same prior-year period. The decrease in operating margin was driven primarily by 110 basis points of higher expenses, including store selling costs and advertising expenses, and 40 basis points from the unfavorable impact of newly acquired businesses, partially offset by 90 basis points due to higher wholesale shipments.

Earnings from operations from our Europe segment increased by $1 million, or 1%, for the six months ended August 2, 2025 compared to the same prior-year period. The increase in operating profit was mainly driven by $7 million due to higher wholesale revenue, $1 million of favorable currency impact and $1 million in higher initial markups, partially offset $8 million from higher expenses, including store selling costs and advertising expenses.
Americas Retail
Net revenue from our Americas Retail segment increased by $10 million, or 3%, for the six months ended August 2, 2025 compared to the same prior-year period. Currency translation fluctuations relating to our non-U.S. retail stores and e-commerce sites had an unfavorable impact on net revenue of $5 million. In constant currency, net revenue increased by 5% compared to the same prior-year period. The increase in net revenue in constant currency was primarily driven by $34 million due to newly acquired businesses, including rag & bone, partially offset by $15 million due to negative comparable retail store sales and $4 million of lower e-commerce sales. Retail comparable sales (including e-commerce) decreased 8% in U.S. dollars and 6% in constant currency compared to the same prior-year period. The inclusion of our e-commerce sales had a negative impact of 1% on the retail comparable sales percentage in both U.S. dollars and constant currency. As of August 2, 2025, we directly operated 407 stores in the Americas compared to 406 stores at August 3, 2024, excluding concessions, which represents a less than 1% increase from the same prior-year period.
Operating margin decreased 5% for the six months ended August 2, 2025 compared to the same prior-year period. The decrease was driven primarily by 260 basis points from the impact of negative comparable store sales, 200 basis points from higher markdowns and 140 basis points from higher expenses, including store costs and advertising expenses, partially offset by 130 basis points due to the positive impact of newly acquired businesses.
Loss from operations from our Americas Retail segment was $23 million for the six months ended August 2, 2025 compared to loss of $8 million in the same prior-year period. The change was primarily driven by $8 million due to negative store comparable sales, $7 million in higher markdowns and $5 million of higher expenses, including higher store costs and advertising expenses, partially offset by $2 million of positive impact from newly acquired businesses, including rag & bone.
Americas Wholesale
Net revenue from our Americas Wholesale segment increased by $30 million, or 21%, for the six months ended August 2, 2025 from the same prior-year period. Currency translation fluctuations relating to our non-U.S. wholesale businesses impacted net revenues unfavorably by $5 million. In constant currency, net revenue increased by 24%. The increase in net revenues in constant currency was driven by $30 million due to newly acquired businesses, including rag & bone, and $7 million of higher shipments from our Mexico wholesale business.
Operating margin decreased 0.8% for the six months ended August 2, 2025 from the same prior-year period. The decrease in operating margin was driven primarily by 160 basis points in higher expenses and 90 basis points from lower product margin, partially offset by 150 basis points from higher wholesale shipments and 40 basis points from the impact of newly acquired businesses, including rag & bone.
Earnings from operations from our Americas Wholesale segment increased by $5 million, or 16%, for the six months ended August 2, 2025 from the same prior-year period, mainly driven by $7 million from newly acquired businesses, including rag & bone, and a $3 million favorable impact of higher shipments from our Mexico wholesale business, partially offset by $3 million of higher expenses, $2 million from lower product margins and a $1 million unfavorable impact from foreign currency translations.
Asia
Net revenue from our Asia segment decreased by $13 million, or 10%, for the six months ended August 2, 2025 compared to the same prior-year period. Currency translation fluctuations had an unfavorable impact on net revenue of $2 million. In constant currency, net revenue decreased by 9%. The decrease in net revenue in constant currency was mainly driven by $7 million in lower retail comparable sales and $6 million lower e-commerce revenues, partially offset by a $3 million positive impact from newly acquired businesses. Retail comparable sales (including e-commerce) decreased 14% in U.S. dollars and 12% in constant currency compared to the same prior-year period. The inclusion of our e-commerce sales had a 2% negative impact on the retail comparable sales percentage in both U.S. dollars and constant currency.
Operating margin decreased 7% for the six months ended August 2, 2025 from the same prior-year period, primarily driven by the unfavorable impact of lower revenues.
Loss from operations from our Asia segment was $6 million, a decline of $8 million, or 322%, for the six months ended August 2, 2025 from earnings of $3 million during the same prior-year period. The decrease was primarily driven by the unfavorable impact of lower revenues. Currency translation fluctuations relating to our Asia operations had a minimal impact on loss from operations.
Licensing
Net royalty revenue from our Licensing segment decreased by $7 million, or 12%, for the six months ended August 2, 2025 compared to the same prior-year period, mainly driven by lower royalties in our fragrances and footwear categories.
Earnings from operations from our Licensing segment decreased by $6 million, or 11%, for the six months ended August 2, 2025 from the same prior-year period, primarily driven by lower royalties in our fragrances and footwear categories.
Corporate Overhead
Unallocated corporate overhead increased by $1 million, or 1%, for the six months ended August 2, 2025 from the same prior-year period.
Non-GAAP Measures
The financial information presented in this Quarterly Report includes non-GAAP financial measures, such as adjusted net earnings (loss) attributable to GUESS?, adjusted diluted net earnings (loss) per share attributable to common stockholders and constant currency information. For the three and six months ended August 2, 2025 and August 3, 2024, the adjusted results exclude the impact of certain professional service and legal fees and related (credits) costs, Proposed Transaction Costs, transaction costs in connection with our acquisition of rag & bone, separation charges related to the transition of the operations of our U.S. distribution center, restructuring costs and charges incurred in connection with the planned exit of certain retail stores in North America and Greater China (consisting of mainland China, Hong Kong, Macau and Taiwan), gain on the sale of our U.S. distribution center and settlement of the related interest rate swap, asset impairment charges, net gains on lease modifications, loss on extinguishment of debt, non-cash amortization of debt discount of our convertible senior notes, fair value remeasurement of derivatives related to the 2028 Notes and the related convertible note hedge, the related income tax effects of the foregoing items and the impact from certain discrete income tax adjustments related primarily to the impact from changes in the income tax law in certain tax jurisdictions, in each case where applicable. The weighted average diluted shares outstanding used for adjusted diluted EPS also excludes the dilutive impact of the Notes, based on the bond hedge contracts in place. These non-GAAP measures are provided in addition to, and not as an alternative for, our reported U.S. Generally Accepted Accounting Principles (“GAAP”) results.
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

A reconciliation of reported GAAP results to comparable non-GAAP results follows (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	Aug 2, 2025	Aug 3, 2024	Aug 2, 2025	Aug 3, 2024
Reported GAAP net earnings (loss) attributable to Guess?, Inc.	$6,242	$(10,603)	$(26,686)	$2,419
Certain professional service and legal fees and related (credits) costs[1]	486	(127)	328	(67)
Proposed Transaction Costs[2]	5,986	—	7,820	—
Transaction costs[3]	—	142	—	5,726
Separation charges[4]	—	1,656	—	7,075
Restructuring charges[5]	1,632	—	1,632	—
Asset impairment charges[6]	2,266	2,277	8,355	3,418
Net gains on lease modifications[7]	—	—	(236)	—
Loss on extinguishment of debt[8]	—	—	—	1,952
Amortization of debt discount[9]	844	775	1,692	1,475
Fair value remeasurement of derivatives[10]	(1,072)	40,492	3,181	1,982
Gain on sale of assets[11]	—	(14,569)	—	(14,569)
Discrete income tax adjustments[12]	—	280	—	561
Income tax impact from adjustments[13]	(2,629)	2,627	(4,591)	(832)
Total adjustments affecting net earnings (loss) attributable to Guess?, Inc.	7,513	33,553	18,181	6,721
Adjusted net earnings (loss) attributable to Guess?, Inc.	$13,755	$22,950	$(8,505)	$9,140

Net earnings (loss) per common share attributable to common stockholders:
GAAP diluted	$0.12	$(0.28)	$(0.53)	$0.04
Certain professional service and legal fees and related (credits) costs[1,16]	0.01	(0.00)	0.00	(0.00)
Proposed Transaction Costs[2,16]	0.09	—	0.12	—
Transaction costs[3,16]	—	0.01	—	0.08
Separation charges[4,16]	—	0.02	—	0.10
Restructuring charges[5,16]	0.02	—	0.02	—
Asset impairment charges[6,16]	0.03	0.03	0.13	0.05
Net gains on lease modifications[7,16]	—	—	(0.00)	—
Loss on extinguishment of debt[8,16]	—	—	—	0.03
Amortization of debt discount[9,16]	0.01	0.01	0.03	0.02
Fair value remeasurement of derivatives[10]	(0.02)	0.60	0.06	0.04
Gain on sale of assets[11,16]	—	(0.17)	—	(0.21)
Discrete income tax adjustments[12]	—	0.00	—	0.01
Convertible notes if-converted method[14]	—	0.21	—	0.00
Effect of dilutive stock options and restricted stock units[15]	—	(0.01)	—	0.00
Adjusted diluted[16]	$0.26	$0.42	$(0.17)	$0.16
Weighted average common shares outstanding attributable to common stockholders:
GAAP diluted	52,115	67,092	51,437	54,118
Adjusted diluted[16]	52,115	53,835	51,437	54,118
______________________________________________________________________

Notes:
1Adjustments represent certain professional service and legal fees and related (credits) costs which we otherwise would not have incurred as part of our business operations.
2Adjustments represent Proposed Transaction Costs incurred which we otherwise would not have incurred as part of our business operations.
3Adjustments represent transaction costs in connection with the rag & bone acquisition which we otherwise would not have incurred as part of our business operations.
4Adjustments represent separation charges related to the transition of the operation of our U.S. distribution center, which was formerly owner-operated, to a third-party logistics provider.
5Adjustments represent restructuring costs and charges incurred in connection with the planned exit of certain retail stores in North America and Greater China.
6Adjustments represent asset impairment charges related primarily to impairment of property and equipment related to certain retail locations resulting from under-performance and expected store closures.
7Adjustments represent net gains on lease modifications related primarily to the early termination of certain lease agreements.
8Adjustments represent loss on extinguishment of debt from a portion of the exchanged 2024 Notes in March 2024.
9In April 2023, January 2024 and March 2024, we issued $275 million, $65 million and $12 million principal amount of the 2028 Notes, respectively. The debt discount resulted from: (1) the modification accounting for a portion of the exchanged 2024 Notes in April 2023, and (2) recognized embedded derivative liability for the issuances of the Additional 2028 Notes (as defined and described in Note 11 - Convertible Senior Notes and Related Transactions to our condensed consolidated financial statements included in this Quarterly Report). The debt discount will be amortized as non-cash interest expense over the term of the 2028 Notes.
10Adjustments represent changes in fair value of the equity-linked derivatives associated with the 2028 Notes.
11Adjustments represent the gain on the sale of assets related to the U.S. distribution center within earnings from operations and the settlement of the related interest rate swap within other income (expense).
12Adjustments represent discrete income tax items related primarily to the impact from changes in the income tax law in certain jurisdictions.
13The income tax effect of certain professional service and legal fees and related (credits) costs, Proposed Transaction Costs, transaction costs in connection with the acquisition of rag & bone, separation charges related to the transition of the operation of our U.S. distribution center, restructuring costs and charges incurred in connection with the planned exit of certain retail stores in North America and Greater China, asset impairment charges, net gains on lease modifications, loss on extinguishment of debt, amortization of debt discount and gain on the sale of assets related to U.S. distribution center and the settlement of the related interest rate swap was based on our assessment of deductibility using the statutory income tax rate (inclusive of the impact of valuation allowances) of the tax jurisdiction in which the charges were incurred.
14We exclude the dilutive impact of the Notes at stock prices below $40.65 and $36.89 for the 2024 Notes and 2028 Notes, respectively, based on the bond hedge contracts in place that will deliver shares to offset dilution. At stock prices in excess of $36.89 for the 2028 Notes, we would have an obligation to deliver additional shares in excess of the dilution protection provided by the bond hedges.
15Adjustments represent the potentially dilutive impact of outstanding stock options and restricted stock units which are not included in the computation of diluted net loss per share as the impact would be antidilutive.
16Adjustments include the related income tax effect based on our assessment of deductibility using the statutory income tax rate (inclusive of the impact of valuation allowances) of the tax jurisdiction in which the charges were incurred.
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
During the six months ended August 2, 2025, we relied primarily on trade credit, available cash, real estate and other operating leases, finance leases, proceeds from our credit facilities and internally generated funds to finance our operations. We anticipate we will be able to satisfy our ongoing cash requirements for the foreseeable future, including at least the next 12 months, for working capital, capital expenditures, payments on our debt, finance leases and operating leases, as well as lease modification payments, potential acquisitions and investments, expected income tax payments, dividend payments to stockholders and share repurchases, if any, primarily with cash flow from operations and existing cash balances as supplemented by borrowings under our existing credit facilities and proceeds from our term loans and other indebtedness, as needed.
The Merger Agreement contains customary covenants regarding the conduct of our business prior to the closing of the Proposed Transaction, including restrictions on our ability to incur additional indebtedness and to make certain capital expenditures. We do not believe that the restrictions in the Merger Agreement will prevent us from meeting our debt obligations, ongoing costs of operations, working capital needs, or capital expenditure requirements. See “Risk Factors—While the Merger Agreement is in effect, we are subject to restrictions on our business activities.”
In May 2022, we entered into a €250 million revolving credit facility through a European subsidiary, which replaced certain European short-term borrowing arrangements. In June 2024, we amended the revolving credit facility to, among other things, expand the borrowing capacity under the credit agreement by €100 million to €350 million. As of August 2, 2025, we had approximately $156.4 million of remaining borrowing capacity on this facility. In December 2022, we entered into an amendment of our senior secured asset-based revolving credit facility, which increased borrowing capacity from $120 million to $150 million and extended the maturity date of the credit facility to December 20, 2027. In March 2024, we amended the senior secured asset-based revolving credit facility to increase the total borrowing capacity under the facility by $50 million to $200 million. As of August 2, 2025, we had approximately $176.1 million of borrowing capacity on this facility.
Due to the seasonality of our business and cash needs, we may increase borrowings under our established credit facilities or enter new credit facilities from time-to-time during the next 12 months and beyond. If we experience a sustained decrease in consumer demand, we may require access to additional credit, which may not be available to us on commercially acceptable terms or at all.
Our outstanding 2028 Notes may be converted at the option of the holders as described in Note 11 - Convertible Senior Notes and Related Transactions of the notes to our condensed consolidated financial statements included in this Quarterly Report and in “Part I, Item 1. Financial Statements - Note 11 - Convertible Senior Notes and Related Transactions” of the consolidated financial statements included in our fiscal 2025 Annual Report on Form 10-K. As of August 2, 2025, none of the conditions allowing holders of the 2028 Notes to convert had been met. Pursuant to the terms of the 2028 Notes, if our stock trading price exceeds 130% of the conversion price of the 2028 Notes (approximately $21.80 per share as of August 2, 2025) for at least 20 trading days during the 30 consecutive trading-day period ending on, and including, the last trading day of any calendar quarter, holders of the 2028 Notes would have the right to convert their convertible notes during the next calendar quarter. In accordance with the terms of the indentures governing the 2028 Notes, we are required to adjust the conversion rate and the conversion price of the 2028 Notes for quarterly dividends exceeding $0.225 per share. Upon conversion, we will pay or deliver, as the case may be, cash, shares of our common stock or a combination of cash and shares of our common stock, at our election, in the manner and subject to the terms and conditions provided in the indenture governing the 2028 Notes, and in the event of any conversion we expect to settle the principal amount of our 2028 Notes in cash and any excess in shares. Additionally, if completed, the Merger is expected to constitute a “fundamental change” under the 2028 Indenture. The 2028 Indenture provides that if the Company undergoes a “fundamental change,” subject to certain conditions, holders of the 2028 Notes may require the Company to purchase for cash all or any portion of their 2028 Notes for a price of 100% of the principal amount of the 2028 Notes to be purchased plus any accrued and unpaid interest up to but excluding the fundamental change purchase date. The convertible note hedge transaction we entered into in connection with our issuance of the 2028 Notes is expected generally to reduce the potential dilution upon conversion of the 2028 Notes and/or offset any cash payments we are required to make in excess of the principal amount of the 2028 Notes that are converted, as the case may be.
We have historically considered the undistributed earnings of our foreign subsidiaries to be indefinitely reinvested. As a result of the 2017 Tax Cuts and Jobs Act, we had a substantial amount of previously taxed earnings that could be distributed to the United States without additional U.S. taxation. As of August 2, 2025, we determined that approximately $300.0 million of such foreign earnings are not indefinitely reinvested. The incremental tax cost to repatriate these earnings to the United States is immaterial. We intend to indefinitely reinvest the remaining earnings from our foreign subsidiaries for which a deferred income tax liability has not already been recorded. We continue to evaluate our plans for reinvestment or repatriation of unremitted foreign earnings and regularly review our cash positions and determination of indefinite reinvestment of foreign earnings. If we determine that all or a portion of such foreign earnings are no longer indefinitely reinvested, we may be subject to additional foreign withholding taxes and U.S. state income taxes beyond the one-time transition tax.
As of August 2, 2025, we had cash and cash equivalents of $189.6 million, of which approximately $33.4 million was held in the United States. Excess cash and cash equivalents, which represent the majority of our outstanding balance, are held primarily in overnight deposit, short-term time deposit accounts and money market accounts. As of August 2, 2025, we had roughly $350 million of available global borrowing capacity, bringing our combined cash, cash equivalents and borrowing capacity to approximately $540 million. Please refer to “Forward-Looking Statements” discussed above and “Part I, Item 1A. Risk Factors” contained in our fiscal 2025 Annual Report on Form 10-K and Part II, Item 1A. Risk Factors in this Quarterly Report for a discussion of risk factors which could reasonably be likely to result in a decrease of internally generated funds available to finance capital expenditures and working capital requirements.
Six Months Ended August 2, 2025 and August 3, 2024
Operating Activities
Net cash provided by operating activities was $1.5 million for the six months ended August 2, 2025, compared to net cash provided by operating activities of $21.7 million for the same prior-year period, or a deterioration of $20.2 million. This deterioration was driven primarily by the receipt in the prior year period of an upfront cash payment related to the handbag license renewal and lower cash earnings in the current six months period.

Investing Activities
Net cash used in investing activities was $46.3 million for the six months ended August 2, 2025, compared to $60.9 million for the same prior-year period. Net cash used in investing activities for the six months ended August 2, 2025 related primarily to investments in existing store remodeling programs and retail expansion and, to a lesser extent, technology and other infrastructure.
The decrease in cash used in investing activities was driven primarily by our rag & bone acquisition, partially offset by the proceeds from the sale of our U.S. distribution center during the six months ended August 3, 2024. During the six months ended August 2, 2025, we opened 35 directly-operated stores compared to 26 directly-operated stores that were opened in the same prior-year period.
Financing Activities
Net cash provided by financing activities was $38.2 million for the six months ended August 2, 2025, compared to net cash used in financing activities of $95.4 million for the same prior-year period. The improvement of $133.6 million was primarily due to lower cash dividend payments, no purchase of treasury stock or repayments of convertible senior notes and related transactions, partially offset by lower net borrowings during the six months ended August 2, 2025 compared to the same prior-year period.
Effect of Exchange Rates on Cash and Cash Equivalents and Restricted Cash
During the six months ended August 2, 2025, changes in foreign currency translation rates increased our reported cash, cash equivalents and restricted cash balance by $8.6 million compared to a decrease of $5.4 million during the same prior-year period. Refer to “Foreign Currency Volatility” above for further information on fluctuations in exchange rates.
Working Capital
As of August 2, 2025, we had net working capital (including cash and cash equivalents) of $456.4 million compared to $418.0 million at February 1, 2025 and $400.3 million at August 3, 2024. Our primary working capital needs are for payments for inventories, salaries and wages, and the current portion of lease liabilities.
The accounts receivable balance consists of trade receivables relating primarily to our wholesale business in Europe and, to a lesser extent, to our wholesale businesses in the Americas and Asia, royalty receivables relating to our licensing operations, credit card and retail concession receivables related to our retail businesses and certain other receivables. Accounts receivable increased by $36.6 million, or 11.0%, to $368.7 million as of August 2, 2025, from $332.0 million at August 3, 2024. On a constant currency basis, accounts receivable increased by $26.6 million, or 8.0%, when compared to August 3, 2024. As of August 2, 2025, approximately 46% of our total net trade receivables and 55% of our European net trade receivables were subject to credit insurance coverage, certain bank guarantees or letters of credit for collection purposes. Our credit insurance coverage contains certain terms and conditions specifying deductibles and annual claim limits.
Inventory increased by $65.1 million, or 10.8%, to $668.4 million as of August 2, 2025, from $603.3 million at August 3, 2024. On a constant currency basis, inventory increased by $48.6 million, or 8.0%, when compared to August 3, 2024, driven primarily by the acceleration of inventory receipts to mitigate the impact of the Red Sea crisis.
Capital Expenditures
Gross capital expenditures totaled $43.4 million, before deducting lease incentives of $0.9 million, for the six months ended August 2, 2025. This compares to gross capital expenditures of $41.5 million, before deducting lease incentives of $1.5 million, for the same prior-year period.
When we prioritize investments, we will focus on their strategic significance and their return on invested capital expectations. We will consider opportunistic strategic acquisitions of brands and businesses that leverage our global infrastructure and network of licensees and wholesale partners.

Dividends
On August 27, 2025, we announced a regular quarterly cash dividend of $0.225 per share on our common stock. The cash dividend will be paid on September 26, 2025 to stockholders of record as of the close of business on September 10, 2025.
Decisions on whether, when and in what amounts to continue making any future dividend distributions will remain at all times entirely at the discretion of our Board of Directors, which reserves the right, in its sole discretion, to change or terminate our dividend practices at any time and for any reason without prior notice. The payment of cash dividends in the future will be based upon a number of business, legal and other considerations, including changes in our financial position, capital allocation plans (including a desire to retain or accumulate cash), capital spending plans, stock purchase plans, acquisition strategies, strategic initiatives, debt payment plans (including a desire to maintain or improve credit ratings on our debt securities), debt covenant requirements, pension funding or other benefits payments. See “Risk Factors—While the Merger Agreement is in effect, we are subject to restrictions on our business activities” for information regarding restrictions on our business during the pendency of the Proposed Transaction.
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
During the six months ended August 2, 2025, we did not make any share repurchases. During the six months ended August 3, 2024, we repurchased 2.6 million shares under our 2024 Share Repurchase Program at an aggregate cost of $60.8 million, including excise tax. These shares were repurchased through broker assisted market transactions in connection with the exchange and subscription offering related to the 2024 Notes and the March Additional 2028 Notes (as defined and described in Note 11 - Convertible Senior Notes and Related Transactions to our condensed consolidated financial statements included in this Quarterly Report). As of August 2, 2025, we had remaining authority under the 2024 Share Repurchase Program to purchase $139.8 million of our common stock.
See “Risk Factors—While the Merger Agreement is in effect, we are subject to restrictions on our business activities” for information regarding restrictions on our business during the pendency of the Proposed Transaction.
Borrowings and Finance Lease Obligations and Convertible Senior Notes
Refer to Note 11 - Convertible Senior Notes and Related Transactions in the notes to our condensed consolidated financial statements in this Quarterly Report for disclosures about our convertible senior notes and related transactions. In addition, refer to Note 10 - Borrowings and Finance Lease Obligations in the notes to our condensed consolidated financial statements included in this Quarterly Report for disclosures about our borrowings and finance lease obligations.
Supplemental Executive Retirement Plan
As a non-qualified pension plan, no dedicated funding of our Supplemental Executive Retirement Plan (“SERP”) is required; however, we have made periodic payments into insurance policies held in a rabbi trust to fund the expected obligations arising under the non-qualified SERP.
The cash surrender values of the insurance policies were $64.4 million and $63.8 million as of August 2, 2025 and February 1, 2025, respectively, and were included in other assets in our condensed consolidated balance sheets. As a result of changes in the value of the insurance policy investments, we recorded unrealized gains of $1.5 million and $1.7 million in other income (expense) during the three and six months ended August 2, 2025, respectively, and unrealized gains of $2.5 million and $2.2 million in other income (expense) during the three and six months ended August 3, 2024, respectively. The projected benefit obligation was $33.5 million and $33.8 million as of August 2, 2025 and February 1, 2025, respectively, and was included in accrued expenses and other current liabilities and other long-term liabilities in our condensed consolidated balance sheets depending on the expected timing of payments. SERP benefit payments of $0.5 million were made during each of the three months ended August 2, 2025 and August 3, 2024. SERP benefit payments of $1.1 million and $1.0 million were made during the six months ended August 2, 2025 and August 3, 2024, respectively.
Material Cash Requirements
As of August 2, 2025, except as disclosed above, there were no material changes to our material cash requirements from known contractual and other obligations, including commitments for capital expenditures, outside the ordinary course of business compared to the disclosures included in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Material Cash Requirements” in Part II, Item 7 in our fiscal 2025 Annual Report on Form 10-K. Refer to Note 10 - Borrowings and Finance Lease Obligations and Note 11 - Convertible Senior Notes and Related Transactions in the notes to our condensed consolidated financial statements included in this Quarterly Report for further information.
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
Recently Issued Accounting Guidance
Refer to Note 1 - Basis of Presentation in the notes to our condensed consolidated financial statements included in this Quarterly Report for disclosures about recently issued and adopted accounting guidance.

ITEM 3.Quantitative and Qualitative Disclosures About Market Risk.
Exchange Rate Risk
Approximately three-quarters of product sales and licensing revenue recorded for the six months ended August 2, 2025 were denominated in currencies other than the U.S. dollar. Our primary exchange rate risk relates to operations in Europe, Canada, South Korea, China and Mexico. Changes in currencies affect our earnings in various ways. For further discussion on currency-related risk, please refer to our risk factors under “Part I, Item 1A. Risk Factors” contained in our fiscal 2025 Annual Report on Form 10-K.
Foreign Currency Transaction Gains and Losses
Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency, including gains and losses on foreign exchange currency contracts (see below), are included in the condensed consolidated statements of income (loss). Net realized and unrealized foreign currency transaction gains of $9.2 million and losses of $5.3 million were included in the determination of net earnings (loss) for the six months ended August 2, 2025 and August 3, 2024, respectively.
Foreign Exchange Currency Contracts
We have foreign exchange currency contracts designated as hedging instruments for accounting purposes as well as foreign exchange currency contracts that are not designated as hedging instruments for accounting purposes. Refer to Note 16 - Fair Value Measurements and Note 17 - Derivative Financial Instruments in the notes to our condensed consolidated financial statements included in this Quarterly Report for disclosures about foreign exchange currency contracts.
Contract Sensitivity Analysis
As of August 2, 2025, a sensitivity analysis of changes in foreign currencies when measured against the U.S. dollar indicates that, if the U.S. dollar had uniformly weakened by 10% against all of the U.S. dollar denominated foreign exchange derivatives totaling $277.0 million, the fair value of the instruments would have decreased by $30.8 million. Conversely, if the U.S. dollar uniformly strengthened by 10% against all of the U.S. dollar denominated foreign exchange derivatives, the fair value of these instruments would have increased by $25.2 million. Any resulting changes in the fair value of the hedged instruments may be partially offset by changes in the fair value of certain balance sheet positions (primarily U.S. dollar denominated liabilities in our foreign operations) impacted by the change in the foreign currency rate. The ability to reduce the exposure of currencies on earnings depends on the magnitude of the derivatives compared to the balance sheet positions during each reporting cycle.
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
As of August 2, 2025, we had borrowings under our credit facility arrangements of $268.1 million which are based on variable rates of interest. Accordingly, changes in interest rates would impact our results of operations in future periods. A 100 basis point increase in interest rates would not have had a significant effect on interest expense for the six months ended August 2, 2025.
We have recognized equity-linked derivatives including the embedded derivative associated with the Additional 2028 Notes. In connection with the 2028 Notes, we also purchased convertible note hedges which did not qualify for the derivative scope exception for equity-linked instruments. These derivatives are not designated as hedging instruments for accounting purposes. We recorded net losses of $3.2 million and $2.0 million for the six months ended August 2, 2025 and August 3, 2024, respectively, for these derivatives, which were included in other income (expense).
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
The fair values of our debt instruments are based on the amount of future cash flows associated with each instrument discounted using our incremental borrowing rate. As of August 2, 2025 and February 1, 2025, the carrying value of all financial instruments was not materially different from fair value, as the interest rates on our debt approximated rates currently available to us. The fair value of the Notes is determined based on inputs that are observable in the market and have been classified as Level 2 in the fair value hierarchy.
Contract Sensitivity Analysis
The fair values of the equity-linked derivatives are measured using a binomial lattice model utilizing unobservable inputs (e.g. the expected volatility and instrument specific credit spread). As of August 2, 2025, if the expected volatility were increased to 40%, keeping all other inputs constant, the fair value of the embedded derivative would increase from $1.6 million to $3.4 million and the fair value of the convertible note hedge would increase from $7.2 million to $15.7 million. If the expected volatility were decreased to 20%, the fair value of the embedded derivative would decrease from $1.6 million to $0.3 million and the fair value of the convertible note hedge would decrease from $7.2 million to $1.1 million. If the credit spread increased from 2.6% to 3.6%, keeping all other inputs constant, the fair value of the embedded derivative would increase from $1.6 million to $1.7 million and the fair value of the convertible note hedge would increase from $7.2 million to $7.7 million. If the credit spread decreased from 2.6% to 1.6%, the fair value of the embedded derivative would decrease from $1.6 million to $1.5 million and the fair value of the convertible note hedge would decrease from $7.2 million to $6.7 million.
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
There was no change in our internal control over financial reporting during the second quarter of fiscal 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. Legal Proceedings.
Refer to Note 14 - Commitments and Contingencies in the notes to our condensed consolidated financial statements included in this Quarterly Report for disclosures about our legal and other proceedings.
ITEM 1A. Risk Factors.
Other than the risk factors noted below, there have not been any material changes in the “Part I, Item 1A. Risk Factors” as previously disclosed in our fiscal 2025 Annual Report on Form 10-K.
The Proposed Transaction and the pendency of the Proposed Transaction could have a material effect on our business, results of operations, financial condition and stock price.
On August 20, 2025, the Company entered into the Merger Agreement with Authentic, Parent and Merger Sub. The Merger Agreement provides that, among other things and on the terms and subject to the conditions set forth in the Merger Agreement, the parties will effect a pre-closing restructuring, pursuant to which, among other things, (1) Authentic will acquire a 51% stake and the Rolling Stockholders will acquire a 49% stake in the rights, title and interest owned by the Company or any of its subsidiaries or affiliates in or to substantially all of the Company’s intellectual property (other than certain excluded assets) and (2) certain of the Rolling Stockholders will acquire 100% of the Company’s operations, following which Merger Sub shall be merged with and into the Company, with the Company continuing as the surviving corporation, and each outstanding share of common stock of the Company, par value $0.01 per share (the “Shares”), other than those held by Authentic or the Rolling Stockholders, shall be converted into the right to receive $16.75 per share in cash, without interest and less any required tax withholdings. The Merger Agreement is subject to certain conditions, including, among others, approval of the Merger Agreement by our stockholders. There are certain risks to our stockholders from the Proposed Transaction, including:
•the amount of cash to be paid under the Merger Agreement is fixed and will not be adjusted for changes in our business, assets, liabilities, prospects, outlook, financial condition or operating results or in the event of any change in the market price of, analyst estimates of, or projections relating to, our common stock;
•the fact that receipt of the all-cash per share merger consideration under the Merger Agreement is taxable to stockholders that are treated as U.S. holders for U.S. federal income tax purposes; and
•the fact that, if the Proposed Transaction is completed, our stockholders will forego the opportunity to realize the potential long-term value of the successful execution of our current strategy as an independent company.
During the period prior to the closing of the Proposed Transaction, our business is exposed to certain inherent risks due to the effect of the announcement or pendency of the Proposed Transaction on our business relationships, financial condition, operating results and business, including:
•difficulties maintaining relationships with customers, vendors, suppliers, landlords, service providers and other business partners of us or our subsidiaries, who may defer decisions about working with us, seek to delay or change existing business relationships with us, or consider entering into business relationships with parties other than us;
•the possibility of disruption to our business and operations, including significant diversion of management attention and resources;
•the inability to attract and retain key personnel, and the possibility that our current employees could be distracted, and their productivity decline as a result, due to uncertainty regarding the Proposed Transaction;
•the inability to pursue alternative business opportunities or make changes to our business pending the completion of the Proposed Transaction, and other restrictions on our ability to conduct our business;

•our inability to solicit other acquisition proposals during the pendency of the Proposed Transaction;
•the impact of the substantial costs, fees, expenses and charges related to the Merger Agreement and the Proposed Transaction, which we have incurred and expect to continue to incur;
•market assessments of the Proposed Transaction, including the likelihood that the Proposed Transaction will be consummated;
•unanticipated difficulties or expenditures relating to the Proposed Transaction;
•the pendency and outcome of the legal proceedings that may be instituted against us, our directors, executive officers and others relating to the transactions contemplated by the Merger Agreement; and
•other developments beyond our control, including, but not limited to, changes in domestic or global economic conditions that may affect the timing or success of the Proposed Transaction.
The Proposed Transaction may not be completed within the expected timeframe, or at all, and significant delay or the failure to complete the Proposed Transaction could adversely affect our business.
We cannot assure that our business, our relationships or our financial condition will not be adversely affected if the Proposed Transaction is not consummated within the expected timeframe, or at all. The consummation of the Proposed Transaction is subject to certain conditions, including obtaining the approval of the Company’s stockholders by the Requisite Company Vote (as defined in the Merger Agreement). The Merger Agreement contains termination rights for each of the Company and Authentic, under certain circumstances, including among others (i) subject to certain limitations, by either party if the consummation of the Transaction has not occurred by August 20, 2026, (ii) by either party if the Company fails to obtain the Requisite Company Vote, (iii) by either party if any governmental entity of competent jurisdiction has enacted, issued or entered any law or order permanently enjoining or otherwise prohibiting or preventing the consummation of the Transaction, and such law or order has become final and non-appealable, (iv) by either party for breaches by the other parties of certain representations, warranties, covenants or agreements, (v) by Authentic prior to the Company’s receipt of the Requisite Company Vote if the Company Board (acting on the recommendation of the Special Committee) or the Special Committee has effected a Change of Recommendation and (vi) by the Company if the Company terminates the Merger Agreement to enter into an Alternative Acquisition Agreement with respect to a Superior Proposal.
While it is currently anticipated that the Proposed Transaction will be consummated in the fourth quarter of our fiscal year 2026, we cannot assure you that these conditions will be satisfied in a timely manner or at all, that an effect, event, development, or change will not transpire that could delay or prevent these conditions from being satisfied, or that we or Authentic will not terminate the Merger Agreement if entitled to do so.
The Proposed Transaction may be delayed, and may ultimately not be completed, due to a number of factors, including:
•the failure to obtain the approval of the Proposed Transaction by the Requisite Company Vote of our stockholders;
•the failure to obtain regulatory approvals from various governmental entities (or the imposition of any conditions, limitations or restrictions on such approvals);
•potential future stockholder litigation and other legal and regulatory proceedings, which could delay or prevent the Proposed Transaction; and
•the failure to satisfy the other conditions to the completion of the Proposed Transaction, including the possibility that a material adverse effect on our business would permit Authentic not to close the Proposed Transaction.
Failure to complete the Proposed Transaction within the expected timeframe, or at all, could adversely affect our business and the market price of our common stock in several ways, including the following:

•to the extent that the current market price of our stock reflects an assumption that the Proposed Transaction will be completed, the price of our common stock could decrease if the Proposed Transaction is not completed;
•relationships with existing and prospective customers, vendors, suppliers, landlords, service providers, investors, lenders and other business partners may be adversely impacted;
•litigation could be brought against us;
•the requirement that we pay a termination fee of $23.3 million if the Merger Agreement is terminated in certain circumstances, including by the Company to enter into a superior proposal;
•if the Merger Agreement is terminated and our Board seeks another business combination, there can be no assurance that we will be able to find a party willing to enter into a transaction on terms equivalent to or more attractive than the terms to which Authentic has agreed in the Merger Agreement;
•we have incurred, and will continue to incur, significant costs, expenses and fees for professional services and other costs in connection with the Proposed Transaction for which we may receive little or no benefit if the Proposed Transaction is not completed; and
•failure to complete the Proposed Transaction may result in negative publicity and a negative impression of us in the consumer, investment and vendor community.
The occurrence of any of these events individually or in combination could materially and adversely affect our business, results of operations, financial condition and the price of our common stock.
While the Merger Agreement is in effect, we are subject to restrictions on our business activities.
While the Merger Agreement is in effect, we are generally required to conduct our business in the ordinary course consistent with past practice, and are restricted from taking certain actions without Authentic’s prior consent. These limitations include, among other things, certain restrictions on our ability to amend our organizational documents, acquire other businesses and assets, dispose of our assets, make investments, repurchase, reclassify or issue securities, including repurchases of shares under our 2024 Share Repurchase Program, make loans, pay dividends, incur indebtedness, make capital expenditures, enter into, amend or terminate certain contracts, change accounting policies or procedures, initiate or settle certain litigation, change tax classifications and elections, or take certain actions relating to intellectual property. These restrictions, although subject to certain limited exceptions, could prevent us from pursuing strategic business opportunities and taking extraordinary actions with respect to our business during this period. We may find that these and other obligations in the Merger Agreement may delay or prevent us from responding, or limit our ability to respond, effectively to competitive pressures, industry developments and future business opportunities that may arise during such period, even if our management and Board of Directors think such responses may be advisable. Such limitations could adversely affect our business, operating results and our stock price and our perceived acquisition value, regardless of whether the Proposed Transaction is completed. These risks described may be exacerbated by delays or other adverse developments with respect to the completion of the Proposed Transaction.
The Proposed Transaction is subject to certain conditions, some or all of which may not be satisfied, and the Proposed Transaction may not be completed on a timely basis, if at all.
The obligations to complete the Proposed Transaction are subject to the satisfaction or waiver of a number of conditions, including, among others, (i) the expiration or termination of the applicable waiting period under the HSR Act and related foreign regulatory filings, and the approval, clearance or expiration under certain specified antitrust laws and foreign investment laws and (ii) since the date of the Merger Agreement, no material adverse effect has occurred and is continuing.
Although we have agreed with Authentic in the Merger Agreement to use our reasonable best efforts to complete the Proposed Transaction as promptly as practicable, many of the closing conditions are not within our or Authentic’s control, and neither we nor Authentic can predict when or if these conditions will be satisfied. If any of these conditions are not satisfied or waived prior to August 20, 2026, it is possible that the Merger Agreement will be terminated. The failure to satisfy all of the required conditions could delay the completion of the Proposed Transaction for a significant period of time or prevent it from occurring. Any delay in completing the Proposed Transaction could cause us not to realize some or all of the benefits that we expect to achieve if the Proposed Transaction is successfully completed within the expected timeframe. There can be no assurance that all closing conditions will be satisfied or waived, or that the Proposed Transaction will be completed, within the expected timeframe or at all.
If the parties determine to waive any of the conditions to the closing of the Proposed Transaction, such decision may have an adverse effect on our business and our stockholders.
The Merger Agreement contains provisions that limit our ability to pursue alternatives to the Merger and may discourage other third parties from offering a favorable alternative transaction proposal.
The Merger Agreement contains provisions that limit our ability to pursue alternatives to the Merger, which could discourage a potential competing acquiror of the Company from proposing an alternative transaction.
The Merger Agreement contains provisions that, subject to certain exceptions, limit our ability to solicit, initiate, propose or induce the making, submission or announcement of, or knowingly encourage, facilitate or assist, any proposal or inquiry that constitutes, or could reasonably be expected to lead to, an Acquisition Proposal (as defined in the Merger Agreement), or take certain other restricted actions in connection therewith. It is possible that these or other provisions in the Merger Agreement might discourage a potential competing acquiror that might have an interest in acquiring all or a significant portion of the Company or pursuing an alternative transaction from considering or proposing such a transaction.
We will incur direct and indirect costs as a result of the Proposed Transaction, which may be more expensive to complete than anticipated.
We have incurred, and will continue to incur, substantial costs, expenses and fees for professional services and other transaction costs in connection with the Proposed Transaction. The Proposed Transaction may be more expensive to complete than anticipated as a result of unexpected factors or events, including, but not limited to, delays in consents or approvals or developments in the political environment. We may incur additional costs or suffer loss of business under third-party contracts that are terminated and/or losses of, or decreases in orders by, customers, and may also incur costs to maintain employee morale and to retain certain key management personnel and employees. We will also incur transaction fees and costs related to formulating operational plans, and the execution of these plans may lead to additional unanticipated costs and time delays. Factors beyond our control could materially affect the total amount or timing of these expenses, many of which, by their nature, are difficult to estimate accurately. Many of these fees and costs are payable by us regardless of whether the Proposed Transaction is consummated.
Litigation related to the Proposed Transaction could prevent or delay completion of the Proposed Transaction or otherwise negatively affect our business and operations.
Putative stockholder complaints, including stockholder class action complaints, and other complaints or actions may be filed against us, our Board of Directors, and others in connection with the transactions contemplated by the Merger Agreement. The outcome of litigation is uncertain, and we may not be successful in defending against such future claims. Lawsuits may be filed against us, our Board of Directors, the other parties to the Merger Agreement, or others, which could delay or prevent the Proposed Transaction and otherwise adversely affect our business, results of operations and financial condition. These lawsuits could prevent or delay the completion of the Proposed Transaction and result in significant costs to us and/or Authentic, including any costs associated with the indemnification of directors and officers. There can be no assurance that any of the defendants will be successful in the outcome of any potential lawsuits.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Items (a) and (b) are not applicable.
Item (c) Issuer Purchases of Equity Securities.
Our share repurchases during each fiscal month of the second quarter of fiscal 2026 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs[1]
May 4, 2025 to May 31, 2025
Repurchase program[1]	—	—	—	$139,761,411
Employee transactions[2]	711	$11.14	—
June 1, 2025 to July 5, 2025
Repurchase program[1]	—	—	—	$139,761,411
Employee transactions[2]	14,049	$11.46	—
July 6, 2025 to August 2, 2025
Repurchase program[1]	—	—	—	$139,761,411
Employee transactions[2]	—	—	—
Total
Repurchase program[1]	—	—	—	$139,761,411
Employee transactions[2]	14,760	$11.44	—
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

ITEM 5. Other Information.
Insider Trading Arrangements
During the quarter ended August 2, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. Exhibits.

Exhibit Number	Description
**2.1.
Agreement and Plan of Merger, by and among the Guess?, Inc., Authentic Brands Group LLC, Glow Holdco 1, Inc. and Glow Merger Sub 1, Inc., dated August 20, 2025 (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 20, 2025).

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
***10.1.
Voting and Support Agreement, by and among Authentic Brands Group LLC, Guess?, Inc. and the stockholders party thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 20, 2025).

*†10.2.	Performance Share Award Agreement (total shareholder return), dated as of July 17, 2025, for Carlos Alberini and Fabrice Benarouche.
*†10.3.	Restricted Stock Unit Agreement (licensing earnings from operations and total company revenue), dated as of July 17, 2025, for Paul Marciano.
†31.1.	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
†31.2.	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
††32.1.	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
††32.2.	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
†101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
†101.SCH	XBRL Taxonomy Extension Schema Document
†101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
†101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
†101.LAB	XBRL Taxonomy Extension Label Linkbase Document
†101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
†104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
____________________________________________________

*	Management Contract or Compensatory Plan.
**	All schedules to the Merger Agreement have been omitted pursuant to Item 601(a)(5) of Regulation S-K.
***	Certain schedules to the Voting and Support Agreement have been omitted pursuant to Item 601(a)(5) of Regulation S-K.
†	Filed herewith.
††	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Guess?, Inc.

Date:	September 5, 2025	By:	/s/ CARLOS ALBERINI
Carlos Alberini
Chief Executive Officer

Date:	September 5, 2025	By:	/s/ ALBERTO TONI
Alberto Toni
Chief Financial Officer
(Principal Financial Officer)