Form 10-Q
period 2025-11-01
GUESS INC
filed 2025-12-05
CIK 912463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended November 01, 2025
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
As of December 1, 2025, the registrant had 52,151,599 shares of Common Stock, par value $0.01 per share, outstanding.

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
ii

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements.

GUESS?, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	Nov 1, 2025	Feb 1, 2025
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$154,236	$187,696
Accounts receivable, net	407,778	391,161
Inventories	692,266	562,649
Prepaid expenses	72,377	67,275
Other current assets	26,553	40,589
Total current assets	1,353,210	1,249,370
Property and equipment, net	249,515	240,114
Goodwill	35,629	33,157
Deferred income tax assets	187,291	171,818
Restricted cash	820	796
Operating lease right-of-use assets	927,868	839,879
Other assets	252,163	231,544
TOTAL ASSETS	$3,006,496	$2,766,678
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of borrowings and finance lease obligations	$26,710	$40,948
Accounts payable	332,913	318,712
Accrued expenses and other current liabilities	289,189	294,700
Current portion of operating lease liabilities	183,094	176,972
Total current liabilities	831,906	831,332
Convertible senior notes due 2028, net	344,535	336,527
Long-term debt and finance lease obligations	299,542	150,668
Long-term operating lease liabilities	795,308	715,755
Other long-term liabilities	168,834	181,621
Total liabilities	2,440,125	2,215,903
Redeemable noncontrolling interests	444	368

Commitments and contingencies (Note 14)

Stockholders’ equity:
Preferred stock, $.01 par value. Authorized 10,000,000 shares; no shares issued and outstanding	—	—
Common stock, $.01 par value. Authorized 150,000,000 shares; issued 142,771,253 and 142,771,253 shares; outstanding 52,151,599 and 51,691,595 shares as of November 1, 2025 and February 1, 2025, respectively	522	517
Paid-in capital	617,295	605,036
Retained earnings	1,244,744	1,289,233
Accumulated other comprehensive loss	(129,694)	(159,196)
Treasury stock, 90,619,654 and 91,079,658 shares as of November 1, 2025 and February 1, 2025, respectively	(1,224,368)	(1,230,583)
Guess?, Inc. stockholders’ equity	508,499	505,007
Nonredeemable noncontrolling interests	57,428	45,400
Total stockholders’ equity	565,927	550,407
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,006,496	$2,766,678

See accompanying notes to condensed consolidated financial statements.

GUESS?, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	Nov 1, 2025	Nov 2, 2024	Nov 1, 2025	Nov 2, 2024
Product sales	$760,320	$705,507	$2,129,806	$1,971,920
Net royalties	31,107	33,011	82,359	91,101
Net revenue	791,427	738,518	2,212,165	2,063,021
Cost of product sales	455,445	416,641	1,288,957	1,173,100
Gross profit	335,982	321,877	923,208	889,921
Selling, general and administrative expenses	309,026	279,389	904,150	829,188
Asset impairment charges	4,828	1,091	13,183	4,509
Net (gains) losses on lease modifications	231	(718)	(5)	(718)
Gain on sale of assets	—	—	—	(13,781)
(Gain) loss on equity method investment	(1,286)	(161)	(2,081)	559
Earnings from operations	23,183	42,276	7,961	70,164
Other income (expense):
Interest expense	(7,809)	(8,131)	(23,518)	(22,212)
Interest income	1,760	2,613	6,782	9,218
Loss on extinguishment of debt	—	—	—	(1,952)
Other income (expense), net	21,246	(45,826)	24,701	(49,932)
Total other income (expense)	15,197	(51,344)	7,965	(64,878)

Earnings (loss) before income tax expense	38,380	(9,068)	15,926	5,286
Income tax expense	8,993	11,687	9,488	18,771
Net earnings (loss)	29,387	(20,755)	6,438	(13,485)
Net earnings attributable to noncontrolling interests	3,739	2,640	7,476	7,491
Net earnings (loss) attributable to Guess?, Inc.	$25,648	$(23,395)	$(1,038)	$(20,976)

Net earnings (loss) per common share attributable to common stockholders:
Basic	$0.49	$(0.46)	$(0.03)	$(0.42)
Diluted	$0.48	$(0.47)	$(0.03)	$(0.42)

Weighted average common shares outstanding attributable to common stockholders:
Basic	51,586	50,798	51,487	52,047
Diluted	53,169	66,608	51,487	52,047

See accompanying notes to condensed consolidated financial statements.

GUESS?, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)

	Three Months Ended		Nine Months Ended
	Nov 1, 2025	Nov 2, 2024	Nov 1, 2025	Nov 2, 2024
Net earnings (loss)	$29,387	$(20,755)	$6,438	$(13,485)
Other comprehensive income (loss):
Foreign currency translation adjustment
Gains (losses) arising during the period	(2,276)	(8,869)	51,600	(13,177)
Derivative financial instruments designated as cash flow hedges
Gains (losses) arising during the period	1,449	1,898	(18,857)	1,043
Less income tax effect	(160)	(210)	2,033	(42)
Reclassification to net earnings (loss) for (gains) losses realized	2,225	(418)	568	1,471
Less income tax effect	(244)	46	(63)	(136)
Defined benefit plans
Foreign currency and other adjustments	16	89	(1,438)	31
Less income tax effect	(5)	(12)	215	(3)
Net actuarial (gain) loss amortization	37	(2)	95	(9)
Prior service credit amortization	(50)	(42)	(142)	(122)
Less income tax effect	13	10	36	30
Total comprehensive income (loss)	30,392	(28,265)	40,485	(24,399)
Less comprehensive income attributable to noncontrolling interests:
Net earnings	3,739	2,640	7,476	7,491
Foreign currency translation adjustment	437	(1,327)	4,545	(4,083)
Amounts attributable to noncontrolling interests	4,176	1,313	12,021	3,408
Comprehensive income (loss) attributable to Guess?, Inc.	$26,216	$(29,578)	$28,464	$(27,807)

See accompanying notes to condensed consolidated financial statements.

GUESS?, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended
	Nov 1, 2025	Nov 2, 2024
Cash flows from operating activities:
Net earnings (loss)	$6,438	$(13,485)
Adjustments to reconcile net earnings (loss) to net cash used in operating activities:
Depreciation and amortization	54,762	51,114
Amortization of debt discount and issuance costs	4,464	4,065
Share-based compensation expense	17,402	13,855
Forward contract losses	3,932	256
Deferred income taxes	1,089	10,097
Net (gain) loss from impairment and disposition of long-term assets	13,878	(8,738)
Change in fair value remeasurement of derivatives related to convertible senior notes	(14,760)	41,795
Loss on extinguishment of debt	—	1,952
Other items, net	(11,948)	5,531
Changes in operating assets and liabilities:
Accounts receivable	18,725	(44,307)
Inventories	(84,502)	(168,571)
Prepaid expenses and other assets	16,289	(15,983)
Operating lease assets and liabilities, net	(1,222)	(5,243)
Accounts payable	(14,411)	53,653
Accrued expenses and other current liabilities	(34,219)	(3,307)
Other long-term liabilities	(13,873)	15,761
Net cash used in operating activities	(37,956)	(61,555)
Cash flows from investing activities:
Purchases of property and equipment	(60,277)	(63,552)
Proceeds from sale of long-lived assets	187	39,812
Business acquisition, net of cash acquired	(6,867)	(54,981)
Purchases of investments	(2,066)	(5,050)
Other investing activities	(2,772)	(1,562)
Net cash used in investing activities	(71,795)	(85,333)
Cash flows from financing activities:
Proceeds from borrowings	174,364	337,970
Repayments on borrowings and finance lease obligations	(61,616)	(126,076)
Repayments of convertible senior notes	—	(33,292)
Proceeds from issuance of warrant	—	3,665
Purchase of convertible note hedge	—	(6,538)
Proceeds from termination of convertible senior note hedge	—	1,347
Payments for termination of common stock warrant	—	(548)
Debt issuance costs	(168)	(2,811)
Dividends paid	(43,413)	(167,187)
Noncontrolling interest capital contributions	1,639	—
Noncontrolling interest capital distributions	(2,672)	(14,230)
Issuance of common stock, net of income tax withholdings on vesting of stock awards	971	6,379
Purchase of treasury stock	(328)	(60,656)
Net cash provided by (used in) financing activities	68,777	(61,977)
Effect of exchange rates on cash, cash equivalents and restricted cash	7,538	(9,098)
Net change in cash, cash equivalents and restricted cash	(33,436)	(217,963)
Cash, cash equivalents and restricted cash at the beginning of the year	188,492	360,285
Cash, cash equivalents and restricted cash at the end of the period	$155,056	$142,322

Supplemental cash flow data:
Interest paid	$15,723	$23,565
Income taxes paid, net of refunds	$16,870	$34,304
Non-cash investing and financing activity:
Change in accrual of property and equipment	$(4,186)	$754
Assets acquired under finance lease obligations	$121	$62
Exchange of 2024 Notes for 2028 Notes	$—	$(16,658)
See accompanying notes to condensed consolidated financial statements.

GUESS?, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)
(unaudited)

	For the three and nine months ended November 1, 2025
	Guess?, Inc. Stockholders’ Equity
	Common Stock					Treasury Stock
	Shares	Amount	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Shares	Amount	Nonredeemable Noncontrolling Interests	Total
Balance at February 1, 2025	51,691,595	$517	$605,036	$1,289,233	$(159,196)	91,079,658	$(1,230,583)	$45,400	$550,407
Net earnings (loss)	—	—	—	(32,928)	—	—	—	1,689	(31,239)
Other comprehensive income, net of income tax of $2,092	—	—	—	—	22,060	—	—	2,535	24,595
Issuance of common stock under stock compensation plan	303,404	3	(4,104)	—	—	(303,404)	4,100	—	(1)
Issuance of common stock under Employee Stock Purchase Plan	16,370	—	(67)	—	—	(16,370)	221	—	154
Share-based compensation	—	—	5,255	1	—	—	—	—	5,256
Dividends	—	—	—	(15,982)	—	—	—	—	(15,982)
Balance at May 3, 2025	52,011,369	$520	$606,120	$1,240,324	$(137,136)	90,759,884	$(1,226,262)	$49,624	$533,190
Net earnings	—	—	—	6,242	—	—	—	2,048	8,290
Other comprehensive income, net of income tax of $525	—	—	—	—	6,874	—	—	1,573	8,447
Issuance of common stock under stock compensation plan	46,904	1	(802)	—	—	(46,904)	633	—	(168)
Issuance of common stock under Employee Stock Purchase Plan	15,996	—	(66)	—	—	(15,996)	216	—	150
Share-based compensation	—	—	6,036	18	—	—	—	—	6,054
Dividends	—	—	—	(15,167)	—	—	—	—	(15,167)
Noncontrolling interest capital distribution	—	—	—	—	—	—	—	(2,033)	(2,033)
Noncontrolling interest capital contribution	—	—	—	—	—	—	—	1,639	1,639
Balance at August 2, 2025	52,074,269	$521	$611,288	$1,231,417	$(130,262)	90,696,984	$(1,225,413)	$52,851	$540,402
Net earnings	—	—	—	25,648	—	—	—	3,739	29,387
Other comprehensive income, net of income tax of ($396)	—	—	—	—	568	—	—	437	1,005
Issuance of common stock under stock compensation plan	68,088	1	(180)	—	—	(68,088)	920	—	741
Issuance of stock under Employee Stock Purchase Plan	9,242	—	(30)	—	—	(9,242)	125	—	95
Share-based compensation	—	—	6,217	32	—	—	—	—	6,249
Dividends	—	—	—	(12,353)	—	—	—	—	(12,353)
Noncontrolling interest capital distribution	—	—	—	—	—	—	—	(639)	(639)
Noncontrolling interest capital contribution	—	—	—	—	—	—	—	1,040	1,040
Balance at November 1, 2025	52,151,599	$522	$617,295	$1,244,744	$(129,694)	90,619,654	$(1,224,368)	$57,428	$565,927

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
November 1, 2025
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
The consummation of the Pre-Closing Restructuring is subject to the fulfillment or waiver of certain customary mutual conditions, including (i) the approval and adoption of the Merger Agreement and approval of the Disposition by an affirmative vote of (a) the holders of a majority of the outstanding Shares entitled to vote on such matter and (b) a majority of the votes cast by the disinterested stockholders (as such term is defined in Section 144 of the DGCL), and (ii) the expiration or termination of all required statutory waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and all Required Regulatory Approvals (as defined in the Merger Agreement), shall have been obtained and remain in full force and effect. At a special meeting held on November 21, 2025, the Company’s stockholders adopted the Merger Agreement and approved a resolution approving the Disposition. Certain of the Required Regulatory Approvals remain pending. The consummation of the Pre-Closing Restructuring is also subject to the fulfillment or waiver of certain unilateral conditions, including, with respect to the obligation of Authentic, Parent and Merger Sub to consummate the Pre-Closing Restructuring, and the absence of a material adverse effect in respect of the Company between the date of the Merger Agreement and the Condition Satisfaction Date.
The consummation of the Proposed Transaction is subject to the fulfillment or waiver of certain customary mutual conditions, including that all Required Regulatory Approvals shall have been obtained and remain in full force and effect. Certain of the Required Regulatory Approvals remain pending. The consummation of the Proposed Transaction is also subject to the fulfillment or waiver of certain unilateral conditions, including the consummation of the Pre-Closing Restructuring (including the Parent Equity Transfer) in all material respects.
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
Interim Financial Statements
In the opinion of management, the accompanying unaudited condensed consolidated financial statements of the Company contain all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the condensed consolidated balance sheets as of November 1, 2025 and February 1, 2025, and the condensed consolidated statements of income (loss), comprehensive income (loss), cash flows and stockholders’ equity for the three and nine months ended November 1, 2025 and November 2, 2024. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) for interim financial information and the instructions to Rule 10-01 of Regulation S-X of the U.S. Securities and Exchange Commission (the “SEC”). Accordingly, they have been condensed and do not include all of the information and footnotes required by GAAP for complete financial statements. The results of operations and cash flows for the three and nine months ended November 1, 2025 are not necessarily indicative of the results of operations to be expected for the full fiscal year.
These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended February 1, 2025.
Fiscal Periods
The Company operates on a 52/53-week fiscal year calendar, which ends on the Saturday nearest to January 31 of each year. The three and nine months ended November 1, 2025 had the same number of days as the three and nine months ended November 2, 2024. All references herein to “fiscal 2026,” “fiscal 2025” and “fiscal 2024” represent the results of the 52-week fiscal years ending January 31, 2026 and February 1, 2025 and the 53-week fiscal year ended February 3, 2024, respectively.
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
The Company continues to carefully monitor global and regional geopolitical and economic developments. The Company also continues to strategically manage expenses in order to protect profitability and mitigate, to the extent possible, the residual effect of supply chain disruptions stemming from changes to global trade policies and practices. The duration and scope of these conditions cannot be predicted, and therefore, any anticipated negative financial impact to the Company’s operating results cannot be reasonably estimated. Additionally, the Company continues to monitor changes in policy impacting global trade, including tariff regulation. For example, the United States has implemented various changes in tariff policy resulting in certain tariff rate increases on its trading partners. While the Company has not yet seen a material impact on its business from the imposition of tariffs, tariffs have the potential to significantly raise the cost of the Company’s products, and ongoing changes in U.S. tariff policy are resulting in significant volatility in the global economy.
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

	Nov 1, 2025	Nov 2, 2024
Cash and cash equivalents	$154,236	$140,911
Restricted cash	820	1,411
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$155,056	$142,322
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
Revenue Recognition
The Company recognizes the majority of its revenue from its direct-to-consumer (brick-and-mortar retail stores and concessions as well as e-commerce) and wholesale distribution channels at a point in time when it satisfies a performance obligation and transfers control of the product to the respective customer. During the three and nine months ended November 1, 2025, wholesale revenues were 43% and 40% of the Company’s total consolidated net revenues, respectively. During the three and nine months ended November 2, 2024, wholesale revenues were 41% and 38% of the Company's total consolidated net revenues, respectively.
The Company also recognizes royalty revenue from its trademark license agreements. The Company’s trademark license agreements represent symbolic licenses that are dependent on the Company’s continued support over the term of the license agreement. The amount of revenue that is recognized from the licensing arrangements is based on sales-based royalty and advertising fund contributions as well as specific fixed payments, where applicable. The Company’s trademark license agreements customarily provide for a multi-year initial term ranging from three to 15 years and may contain options to renew prior to expiration for an additional multi-year period. The unrecognized portion of upfront payments is included in deferred royalties in accrued expenses and other long-term liabilities depending on the short or long-term nature of the payments to be recognized. As of November 1, 2025, the Company had $14.5 million and $24.0 million of deferred royalties related to these upfront payments included in accrued expenses and other current liabilities and other long-term liabilities, respectively. This compares to $14.7 million and $33.7 million of deferred royalties related to these upfront payments included in accrued expenses and other current liabilities and other long-term liabilities, respectively, as of February 1, 2025. During the three and nine months ended November 1, 2025, the Company recognized $4.3 million and $12.8 million in net royalties, respectively, related to the amortization of deferred royalties. During the three and nine months ended November 2, 2024, the Company recognized $4.3 million and $13.0 million in net royalties, respectively, related to the amortization of deferred royalties.
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
As of November 1, 2025, approximately 43% of the Company’s total net trade accounts receivable and 55% of its European net trade receivables were subject to credit insurance coverage, certain bank guarantees or letters of credit for collection purposes. The Company’s credit insurance coverage contains certain terms and conditions specifying deductibles and annual claim limits. Management evaluates the creditworthiness of the counterparties to the credit insurance, bank guarantees and letters of credit and records a provision for the risk of loss on these instruments based on these evaluations as considered necessary.
The Company’s credit losses for the periods presented were not significant compared to sales and did not significantly exceed management’s estimates. Refer to Note 6 - Accounts Receivable for further information regarding the Company’s allowance for doubtful accounts.
Advertising and Marketing Costs
The Company expenses the cost of advertising as incurred. Advertising and marketing expenses charged to operations for the three and nine months ended November 1, 2025 were $25.3 million and $76.3 million, respectively. Advertising and marketing expenses charged to operations for the three and nine months ended November 2, 2024 were $25.7 million and $68.6 million, respectively.
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
Accounting for Internal-Use Software
In September 2025, the FASB issued authoritative guidance to clarify and modernize the capitalization criteria for internal-use software, eliminating references to project stages and instead requiring that projects meet completion probability criteria before costs can be capitalized. This guidance is effective for fiscal years beginning after December 15, 2027, and interim periods within those fiscal years. Early adoption is permitted and the guidance can be applied using a prospective, retrospective or modified transition approach. The Company is currently evaluating the impact this guidance will have on its consolidated financial statements.
(2)    Acquisition of rag & bone
On April 2, 2024, the Company completed the acquisition of the operating assets and liabilities of rag & bone, a lifestyle and apparel fashion brand. This included the direct operation of 34 stores in the United States and two stores in the United Kingdom. Concurrent with the closing of the acquisition, (i) a joint venture owned 50% by each of the Company and global management firm WHP Global (the “Joint Venture”) acquired rag & bone’s intellectual property and (ii) the Company, through Guess Europe Sagl, a wholly owned subsidiary of the Company, entered into an Intellectual Property License Agreement (the “License Agreement”) with the

Joint Venture granting the Company the exclusive right to use rag & bone intellectual property to manufacture licensed products worldwide and to sell licensed products in specified territories in exchange for the payment of royalty fees by the Company to the Joint Venture.
The Company paid total cash consideration of approximately $57.1 million at closing for both the operating assets and its 50% interest in the licensing assets. In addition, there is potential for incremental earnout consideration to the sellers, of which the Company could be responsible for a maximum of $12.8 million, based on preset levels of sales and EBITDA performance of the rag & bone operations in its fiscal year ending January 4, 2025. The Company recorded a $2.0 million reserve with respect to the potential earnout payment during the quarter ended May 4, 2024 based on its assessment of the fair value measurement of such earnout as of April 2, 2024. There was no material change in the assessed fair value of the potential earnout as of November 1, 2025. The final amount of any incremental earnout consideration was not yet determined as of November 1, 2025.
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
Purchase Price Allocation
The rag & bone acquisition was accounted for as a business combination in accordance with Accounting Standards Codification (“ASC”) Topic 805. In accordance with ASC Topic 805, rag & bone was consolidated into the Company’s condensed consolidated financial statements starting on the acquisition date. Under the acquisition method, the Company records the identifiable assets acquired and liabilities assumed at their respective fair values on the acquisition date. There are various estimates and judgments related to the valuation of identifiable assets acquired and liabilities assumed. These estimates and judgments have the potential to materially impact the Company’s condensed consolidated financial statements.
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
During the three and nine months ended November 1, 2025, the Company incurred no transaction-related costs in connection with the acquisition of rag & bone. During the three months ended November 2, 2024, the Company incurred no transaction-related costs in connection with the acquisition of rag & bone. During the nine months ended November 2, 2024, the Company incurred $5.7 million of transaction-related costs in connection with the acquisition of rag & bone, which were included in SG&A expenses in the condensed consolidated statements of income (loss) and comprehensive income (loss).

Pro Forma Financial Information
For the three months ended November 2, 2024 and the period April 2, 2024 through November 2, 2024, rag & bone’s aggregate net revenue was $73.8 million and $161.0 million, respectively. The following financial information presents the Company’s consolidated net revenues as if the acquisition had occurred on January 29, 2023 (in thousands):

	Three Months Ended	Nine Months Ended
	Nov 2, 2024	Nov 2, 2024
Pro-forma net revenue	$738,518	$2,096,263
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
Equity Method Investment in and License Agreement with the Joint Venture
The Company determined that it does not have a controlling financial interest in the Joint Venture, as the Company does not control the governing body of the Joint Venture and does not have the right to direct the most significant activities of the Joint Venture, which include monetizing the rag & bone intellectual property through licensing arrangements. The Company accounts for its 50% interest in the Joint Venture, through which it exercises significant influence, under the equity method. The Company initially recorded its investment in the Joint Venture at cost, which is derived from fair value due to the bundled nature of the rag & bone transaction and included the acquisition of the rag & bone operating net assets, the License Agreement, as well as the Joint Venture investment. As of November 1, 2025 and February 1, 2025, the carrying values of the Joint Venture investment were approximately $42.8 million and $45.4 million, respectively, inclusive of the Company’s interest held through a non-interest-bearing loan of $10.1 million. The carrying value for the Company’s equity investment is reported in other assets on the Company’s condensed consolidated balance sheets.
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

(3)    Lease Accounting
The Company primarily leases its showrooms, advertising, licensing, sales and merchandising offices, remote distribution and warehousing facilities and retail and factory outlet store locations under operating lease agreements expiring on various dates through August 2044. The Company also leases some of its equipment, as well as computer hardware and software, under operating and finance lease agreements expiring on various dates through August 2030.
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
In addition to the amounts as disclosed below, the Company has estimated additional operating lease commitments of approximately $34.1 million for leases where the Company has not yet taken possession of the underlying asset as of November 1, 2025. As such, the related operating lease ROU assets and operating lease liabilities have not been recognized in the Company’s condensed consolidated balance sheets as of November 1, 2025.
The components of leases are (in thousands):

	Nov 1, 2025	Feb 1, 2025
Assets			Balance Sheet Location
Operating	$927,868	$839,879	Operating lease right-of-use assets
Finance	4,734	7,042	Property and equipment, net
Total lease assets	$932,602	$846,921

Liabilities
Current:
Operating	$183,094	$176,972	Current portion of operating lease liabilities
Finance	3,280	5,236	Current portion of borrowings and finance lease obligations
Noncurrent:
Operating	795,308	715,755	Long-term operating lease liabilities
Finance	2,528	4,597	Long-term debt and finance lease obligations
Total lease liabilities	$984,210	$902,560

The components of lease costs are (in thousands):

	Three Months Ended		Nine Months Ended
	Nov 1, 2025	Nov 2, 2024	Nov 1, 2025	Nov 2, 2024	Income Statement Location
Operating lease costs	$58,162	$53,293	$169,190	$151,652	Cost of product sales
Operating lease costs	10,358	7,730	29,558	24,820	Selling, general and administrative expenses
Operating lease costs[1]	231	(718)	(5)	(718)	Net (gains) losses on lease modifications
Finance lease costs
Amortization of leased assets	8	8	24	20	Cost of product sales
Amortization of leased assets	928	753	2,861	3,881	Selling, general and administrative expenses
Interest on lease liabilities	151	120	497	475	Interest expense
Variable lease costs[2]	26,288	25,361	77,397	74,894	Cost of product sales
Variable lease costs	1,065	932	3,191	3,247	Selling, general and administrative expenses
Short-term lease costs	212	129	528	358	Cost of product sales
Short-term lease costs	2,522	2,071	6,609	6,275	Selling, general and administrative expenses
Total lease costs	$99,925	$89,679	$289,850	$264,904
______________________________________________________________________
Notes:
1During the three and nine months ended November 1, 2025, net (gains) losses on lease modifications related primarily to the early termination of certain lease agreements. Operating lease costs for these retail locations prior to such early termination were included in cost of product sales.
2During the three and nine months ended November 1, 2025, variable lease costs included certain rent concessions of a minimal amount and approximately $0.3 million, respectively, received by the Company, primarily in Europe. During the three and nine months ended November 2, 2024, variable lease costs included certain rent concessions of approximately $0.2 million and $0.5 million, respectively, received by the Company, primarily in Europe.
Maturities of the Company’s operating and finance lease liabilities as of November 1, 2025 are (in thousands):

	Operating Leases
Maturity of Lease Liabilities	Non-Related Parties	Related Parties	Finance Leases	Total
Fiscal 2026	$55,477	$1,767	$881	$58,125
Fiscal 2027	215,930	9,766	3,369	229,065
Fiscal 2028	181,703	9,685	1,444	192,832
Fiscal 2029	161,539	10,561	339	172,439
Fiscal 2030	122,881	10,033	39	132,953
After fiscal 2030	314,913	73,649	17	388,579
Total lease payments	1,052,443	115,461	6,089	1,173,993
Less: Interest	156,027	33,475	281	189,783
Present value of lease liabilities	$896,416	$81,986	$5,808	$984,210

Other supplemental information is (dollars in thousands):

Lease Term and Discount Rate	Nov 1, 2025
Weighted-average remaining lease term
Operating leases	6.7 years
Finance leases	1.9 years
Weighted-average discount rate
Operating leases	5.4%
Finance leases	4.8%

	Nine Months Ended
Supplemental Cash Flow Information	Nov 1, 2025	Nov 2, 2024
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$187,416	$163,728
New operating ROU assets obtained in exchange for lease liabilities	$170,460	$192,543
(4)    Earnings (Loss) per Share
The computation of basic and diluted net earnings (loss) per common share attributable to common stockholders is (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	Nov 1, 2025	Nov 2, 2024	Nov 1, 2025	Nov 2, 2024
Net earnings (loss) attributable to Guess?, Inc.	$25,648	$(23,395)	$(1,038)	$(20,976)
Less net earnings attributable to nonvested restricted stockholders	297	210	526	687
Net earnings (loss) attributable to common stockholders	25,351	(23,605)	(1,564)	(21,663)
Remove income related to the convertible senior notes[1]	—	(7,712)	—	—
Net earnings (loss) attributable to common stockholders used in diluted computations	$25,351	$(31,317)	$(1,564)	$(21,663)

Weighted average common shares used in basic computations	51,586	50,798	51,487	52,047
Effect of dilutive securities:
Stock options and restricted stock units	1,583	—	—	—
Convertible senior notes	—	15,810	—	—
Weighted average common shares used in diluted computations	53,169	66,608	51,487	52,047

Net earnings (loss) per common share attributable to common stockholders:
Basic	$0.49	$(0.46)	$(0.03)	$(0.42)
Diluted	$0.48	$(0.47)	$(0.03)	$(0.42)
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

	Three Months Ended		Nine Months Ended
	Nov 1, 2025	Nov 2, 2024	Nov 1, 2025	Nov 2, 2024
Stock options and restricted stock units[1]	925,262	1,492,824	1,899,797	1,557,115
Convertible senior notes (as converted)	16,144,935	—	16,059,119	15,798,155
Total	17,070,197	1,492,824	17,958,916	17,355,270
______________________________________________________________________
Notes:
1During the three months ended November 1, 2025, 925,262 potentially dilutive shares were excluded because the assumed proceeds resulted in these awards being antidilutive. During the nine months ended November 1, 2025, 806,599 potentially dilutive shares were excluded given the Company’s net loss and 1,093,198 potentially dilutive shares were excluded because the assumed proceeds resulted in these awards being antidilutive. During the three months ended November 2, 2024, 1,172,118 potentially dilutive shares were excluded given the Company’s net loss and 320,706 potentially dilutive shares were excluded because the assumed proceeds resulted in these awards being antidilutive. During the nine months ended November 2, 2024, 1,313,235 potentially dilutive shares were excluded given the Company’s net loss and 243,880 potentially dilutive shares were excluded because the assumed proceeds resulted in these awards being antidilutive.
Additionally, for the three and nine months ended November 1, 2025, the Company excluded 356,124 nonvested stock units which were subject to the achievement of performance-based or market-based vesting conditions from the computation of diluted weighted average common shares and potential common shares outstanding because these conditions were not achieved as of November 1, 2025. For the three and nine months ended November 2, 2024, the Company excluded 574,941 nonvested stock units which were subject to the achievement of performance-based or market-based vesting conditions from the computation of diluted weighted average common shares and potential common shares outstanding because these conditions were not achieved as of November 2, 2024.
There were no warrants related to the 2.00% convertible senior notes due April 2024 (the “2024 Notes”) outstanding as of November 1, 2025. Warrants related to the 2024 Notes to purchase approximately 0.3 million shares of the Company’s common shares at an adjusted strike price of $40.65 per share were outstanding as of November 2, 2024. Warrants related to the 3.75% convertible senior notes due April 2028 (the “2028 Notes,” and together with the 2024 Notes, the “Notes”) to purchase approximately 16.1 million and 15.8 million shares of the Company’s common shares at adjusted strike prices of $36.89 and $37.61 per share were outstanding as of November 1, 2025 and November 2, 2024, respectively. During the three and nine months ended November 1, 2025 and November 2, 2024, these warrants were excluded from the computation of diluted net earnings (loss) per share since the warrants’ strike prices were greater than the average market price of the Company’s common stock. See Note 11 - Convertible Senior Notes and Related Transactions for more information regarding the Notes and related hedge transactions.
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
During the three and nine months ended November 1, 2025, there were no share repurchases. During the three months ended November 2, 2024 there were no share repurchases. During the nine months ended November 2, 2024, the Company repurchased 2.6 million shares of the Company’s common stock under its 2024 Share Repurchase Program at an aggregate cost of $60.8 million, including excise tax. As of

November 1, 2025, the Company had remaining authority under the 2024 Share Repurchase Program to purchase approximately $139.8 million of its common stock.
During the pendency of the Proposed Transaction, the Company is prohibited from repurchasing shares of its common stock, including under the 2024 Share Repurchase Program, without the prior written consent of Authentic.
Dividends
The following sets forth the cash dividend declared per share:

	Three Months Ended		Nine Months Ended
	Nov 1, 2025	Nov 2, 2024	Nov 1, 2025	Nov 2, 2024
Cash dividend declared per share	$0.225	$0.300	$0.825	$3.150
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
Accumulated Other Comprehensive Income (Loss)
The changes in accumulated other comprehensive income (loss) (“AOCL”), net of related income taxes, are (in thousands):

	Foreign Currency Translation Adjustment	Derivative Financial Instruments Designated as Cash Flow Hedges	Defined Benefit Plans	Total

	Three Months Ended Nov 1, 2025
Balance at August 2, 2025	$(115,078)	$(12,289)	$(2,895)	$(130,262)
Gains (losses) arising during the period	(2,713)	1,289	11	(1,413)
Reclassification to net earnings (loss) for losses realized	—	1,981	—	1,981
Net other comprehensive income (loss)	(2,713)	3,270	11	568
Balance at November 1, 2025	$(117,791)	$(9,019)	$(2,884)	$(129,694)

	Foreign Currency Translation Adjustment	Derivative Financial Instruments Designated as Cash Flow Hedges	Defined Benefit Plans	Total

	Nine Months Ended Nov 1, 2025
Balance at February 1, 2025	$(164,846)	$7,300	$(1,650)	$(159,196)
Gains (losses) arising during the period	47,055	(16,824)	(1,223)	29,008
Reclassification to net earnings (loss) for (gains) losses realized	—	505	(11)	494
Net other comprehensive income (loss)	47,055	(16,319)	(1,234)	29,502
Balance at November 1, 2025	$(117,791)	$(9,019)	$(2,884)	$(129,694)

	Three Months Ended Nov 2, 2024
Balance at August 3, 2024	$(137,667)	$476	$(467)	$(137,658)
Gains (losses) arising during the period	(7,542)	1,688	77	(5,777)
Reclassification to net earnings (loss) for gains realized	—	(372)	(34)	(406)
Net other comprehensive income (loss)	(7,542)	1,316	43	(6,183)
Balance at November 2, 2024	$(145,209)	$1,792	$(424)	$(143,841)

	Nine Months Ended Nov 2, 2024
Balance at February 3, 2024	$(136,115)	$(544)	$(351)	$(137,010)
Gains (losses) arising during the period	(9,094)	1,001	28	(8,065)
Reclassification to net earnings (loss) for (gains) losses realized	—	1,335	(101)	1,234
Net other comprehensive income (loss)	(9,094)	2,336	(73)	(6,831)
Balance at November 2, 2024	$(145,209)	$1,792	$(424)	$(143,841)

Details on reclassifications out of AOCL to net earnings (loss) are (in thousands):

	Three Months Ended		Nine Months Ended		Location of (Gain) Loss Reclassified from AOCL into Earnings (Loss)
	Nov 1, 2025	Nov 2, 2024	Nov 1, 2025	Nov 2, 2024
Derivative financial instruments designated as cash flow hedges:
Foreign exchange currency contracts	$2,225	$(418)	$568	$1,683	Cost of product sales
Interest rate swap	—	—	—	(212)	Interest expense
Less income tax effect	(244)	46	(63)	(136)	Income tax expense
Subtotal	1,981	(372)	505	1,335
Defined benefit plans:
Net actuarial (gain) loss amortization	37	(2)	95	(9)	Other income (expense), net
Prior service credit amortization	(50)	(42)	(142)	(122)	Other income (expense), net
Less income tax effect	13	10	36	30	Income tax expense
Subtotal	—	(34)	(11)	(101)
Total reclassifications to net earnings (loss) for (gains) losses realized during the period	$1,981	$(406)	$494	$1,234

(6)    Accounts Receivable
Accounts receivable is summarized as follows (in thousands):

	Nov 1, 2025	Feb 1, 2025
Trade	$382,916	$353,375
Royalty	26,516	35,163
Other	7,743	9,277
Total accounts receivable	417,175	397,815
Less allowances	9,397	6,654
Accounts receivable, net	$407,778	$391,161
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
(7)    Inventories
Inventories consist of the following (in thousands):

	Nov 1, 2025	Feb 1, 2025
Raw materials	$931	$2,801
Work in progress	83	0
Finished goods	691,252	559,848
Inventories	$692,266	$562,649
The above balances include an allowance to write down inventories to the lower of cost or net realizable value of $28.8 million and $26.9 million as of November 1, 2025 and February 1, 2025, respectively.
(8)    Income Taxes
Effective Income Tax Rate
Income tax expense (benefit) for the interim periods is computed using the income tax rate estimated to be applicable for the full fiscal year, adjusted for discrete items. The Company’s effective income tax rate was an expense of 59.6% for the nine months ended November 1, 2025 compared to 355.1% for the nine months ended November 2, 2024. The change in the effective income tax rate was primarily due to a shift in the distribution of earnings among the Company’s tax jurisdictions and to the Company’s lower income during the nine months ended November 1, 2025 compared to the same prior-year period. The rate was also affected by a net $14.8 million unrealized gain during the nine months ended November 1, 2025 compared to a net $41.8 million unrealized loss during the same prior-year period on the fair value remeasurement of derivatives related to the Company's 2028 Notes and the related convertible note hedge, which was disregarded for income tax purposes.
Unrecognized Income Tax Benefit
The Company and its subsidiaries are subject to U.S. federal and foreign income tax, as well as income tax of multiple state and foreign local jurisdictions. From time-to-time, the Company is subject to routine income and other audits on various income tax matters around the world in the ordinary course of business. As of November 1, 2025, no income tax or other tax audits expected to have a material impact on the Company’s financial statements were ongoing.
As of November 1, 2025 and February 1, 2025, the Company had $43.1 million and $40.3 million, respectively, of aggregate accruals for uncertain income tax positions, including penalties and interest. This includes an accrual of $20.6 million, excluding interest and penalties, for a fiscal 2022 intra-entity transfer of intellectual property rights from certain U.S. entities to a wholly-owned Swiss subsidiary, substantially offset by the related deferred income tax benefit recorded by the Swiss subsidiary. The Company reviews and updates the estimates used in the accrual for uncertain income tax positions, as appropriate, as more definitive information or interpretations become available from income taxing authorities, and on the completion of income tax audits, the receipt of assessments, expiration of statutes of limitations, or occurrence of other events.
During fiscal 2021, the Company became aware of a foreign withholding income tax regulation that could be interpreted to apply to certain of its previous transactions. The Company currently does not expect its exposure, if any, will have a material impact on its consolidated financial position, results of operations or cash flows.
Indefinite Reinvestment Assertion
The Company has historically considered the undistributed earnings of its foreign subsidiaries to be indefinitely reinvested. As a result of the 2017 Tax Cuts and Jobs Act, the Company had a substantial amount of previously taxed earnings that could be distributed to the United States without additional U.S. taxation. As of November 1, 2025, the Company determined that approximately $300.0 million of such foreign earnings are not indefinitely reinvested. The incremental tax cost to repatriate these earnings to the United States is immaterial. The Company intends to indefinitely reinvest the remaining earnings from the Company’s foreign subsidiaries for which a deferred income tax liability has not already been recorded. The Company continues to evaluate its plans for reinvestment or repatriation of unremitted foreign earnings and regularly reviews its cash positions and determination of indefinite reinvestment of foreign earnings. If the Company determines that all or a portion of such foreign earnings are no longer indefinitely reinvested, the Company may be subject to additional foreign withholding taxes and U.S. state income taxes beyond the one-time transition tax.
Recent Tax Law Changes
On July 4, 2025, the One Big Beautiful Bill Act of 2025 (the “2025 Tax Act”) was signed into law, introducing several changes to U.S. corporate income tax provisions. Key provisions include the reinstatement of 100% accelerated depreciation on qualified property and a return to an EBITDA-based calculation for interest expense limitations under Section 163(j) of the Internal Revenue Code of 1986, as amended. While the Company continues to assess the full impact of the 2025 Tax Act, the legislation did not have a material effect on the Company’s condensed consolidated financial statements for the three or nine months ended November 1, 2025.
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
Segment information is summarized as follows (in thousands):

	Three Months Ended Nov 1, 2025
	Europe	Americas Retail	Americas Wholesale	Asia	Licensing	Total
Product sales[1]	$404,063	$170,037	$126,147	$60,073	$—	$760,320
Net royalties	—	—	—	—	31,107	31,107
Net revenue	404,063	170,037	126,147	60,073	31,107	791,427
Less[2]:
Cost of sales[3]	162,186	63,534	75,819	29,347	—	330,886
Store occupancy expense	52,434	40,759	—	11,743	—	104,936
Advertising expense[4]	10,787	4,791	1,454	1,023	1,695	19,750
Selling and merchandise expense	38,183	9,357	6,324	5,787	—	59,651
Store selling expense	43,673	39,223	—	5,524	—	88,420
General and administrative expense	29,966	11,467	8,616	5,121	155	55,325
Distribution expense	18,272	1,280	3,813	1,865	—	25,230
Other segment items[5]	14,818	8,579	1,349	2,391	904	28,041
Total segment earnings (loss) from operations	33,744	(8,953)	28,772	(2,728)	28,353	79,188

Reconciliation of segment earnings from operations to earnings before income tax expense:
Asset impairment charges[6]						(4,828)
Net losses on lease modifications						(231)
Interest expense						(7,809)
Interest income						1,760
Other income, net						21,246
Unallocated corporate overhead expense[4]						(50,946)
Earnings before income tax expense						$38,380

	Nine Months Ended Nov 1, 2025
	Europe	Americas Retail	Americas Wholesale	Asia	Licensing	Total
Product sales[1]	$1,147,046	$506,045	$302,772	$173,943	$—	$2,129,806
Net royalties	—	—	—	—	82,359	82,359
Net revenue	1,147,046	506,045	302,772	173,943	82,359	2,212,165
Less[2]:
Cost of sales[3]	471,409	191,133	181,951	81,961	—	926,454
Store occupancy expense	149,879	120,694	—	35,918	—	306,491
Advertising expense[4]	30,579	15,595	3,229	4,075	3,740	57,218
Selling and merchandise expense	112,787	28,474	15,725	15,238	—	172,224
Store selling expense	127,037	116,913	—	17,910	—	261,860
General and administrative expense	89,674	36,145	24,719	14,711	451	165,700
Distribution expense	51,968	4,052	9,667	4,577	—	70,264
Other segment items[5]	42,477	25,148	3,828	7,877	1,740	81,070
Total segment earnings (loss) from operations	71,236	(32,109)	63,653	(8,324)	76,428	170,884

Reconciliation of segment earnings from operations to earnings before income tax expense:
Asset impairment charges[6]						(13,183)
Net gains on lease modifications						5
Interest expense						(23,518)
Interest income						6,782
Other income, net						24,701
Unallocated corporate overhead expense[4]						(149,745)
Earnings before income tax expense						$15,926

	Three Months Ended Nov 2, 2024
	Europe	Americas Retail	Americas Wholesale	Asia	Licensing	Total
Product sales[1]	$368,429	$172,751	$98,849	$65,478	$—	$705,507
Net royalties	—	—	—	—	33,011	33,011
Net revenue	368,429	172,751	98,849	65,478	33,011	738,518
Less[2]:
Cost of sales[3]	147,883	63,449	58,960	28,957	—	299,249
Store occupancy expense	46,019	39,689	—	12,649	—	98,357
Advertising expense[4]	9,687	6,320	1,215	1,561	2,031	20,814
Selling and merchandise expense	36,505	8,261	2,626	7,486	—	54,878
Store selling expense	38,355	37,887	—	6,647	—	82,889
General and administrative expense	26,194	13,512	6,523	4,839	282	51,350
Distribution expense	17,536	1,690	2,335	1,705	—	23,266
Other segment items[5]	13,774	9,430	1,780	2,915	402	28,301
Total segment earnings (loss) from operations	32,476	(7,487)	25,410	(1,281)	30,296	79,414

Reconciliation of segment loss from operations to loss before income tax expense:
Asset impairment charges[6]						(1,091)
Net gains on lease modifications						718
Interest expense						(8,131)
Interest income						2,613
Other expense, net						(45,826)
Unallocated corporate overhead expense[4]						(36,765)
Loss before income tax expense						$(9,068)

	Nine Months Ended Nov 2, 2024
	Europe	Americas Retail	Americas Wholesale	Asia	Licensing	Total
Product sales[1]	$1,035,532	$498,441	$245,381	$192,566	$—	$1,971,920
Net royalties	—	—	—	—	91,101	91,101
Net revenue	1,035,532	498,441	245,381	192,566	91,101	2,063,021
Less[2]:
Cost of sales[3]	426,053	183,688	146,221	81,887	—	837,849
Store occupancy expense	132,561	112,740	—	36,941	—	282,242
Advertising expense[4]	24,717	14,299	2,215	4,289	5,392	50,912
Selling and merchandise expense	104,358	25,439	9,462	21,692	—	160,951
Store selling expense	111,840	109,168	—	20,323	—	241,331
General and administrative expense	77,881	36,842	19,590	13,707	833	148,853
Distribution expense	49,570	4,954	7,617	4,506	—	66,647
Other segment items[5]	39,121	26,496	4,759	7,985	766	79,127
Total segment earnings (loss) from operations	69,431	(15,185)	55,517	1,236	84,110	195,109

Reconciliation of segment earnings from operations to earnings before income tax expense:
Asset impairment charges[6]						(4,509)
Net gains on lease modifications						718
Gain on sale of assets[7]						13,781
Interest expense						(22,212)
Interest income						9,218
Loss on extinguishment of debt						(1,952)
Other expense, net						(49,932)
Unallocated corporate overhead expense[4]						(134,935)
Earnings before income tax expense						$5,286
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
4During the three and nine months ended November 1, 2025, the Company incurred a total of $25.3 million and $76.3 million in advertising expenses, with $19.8 million and $57.2 million allocated within the Company’s segments and $5.5 million and $19.1 million included in unallocated corporate overhead expenses, respectively. During the three and nine months ended November 2, 2024, the Company incurred a total of $25.7 million and $68.6 million in advertising expenses, with $20.8 million and $50.9 million allocated within the Company’s segments and $4.9 million and $17.7 million included in unallocated corporate overhead expenses, respectively.
5Other segment items for each reportable segment include buying department expense, retail occupancy distribution expense, design expense, gain (loss) on equity method investment and stock compensation.
6During the three and nine months ended November 1, 2025 and November 2, 2024, the Company recognized asset impairment charges related primarily to impairment of property and equipment related to certain retail locations resulting from under-performance and expected store closures. Refer to Note 16 - Fair Value Measurements for more information regarding these asset impairment charges.
7During the nine months ended November 2, 2024, the Company recorded a gain on the sale of assets related to the U.S. distribution center.

Depreciation and amortization by segment are summarized as follows (in thousands):

	Three Months Ended		Nine Months Ended
	Nov 1, 2025	Nov 2, 2024	Nov 1, 2025	Nov 2, 2024
Europe	$10,524	$8,723	$29,202	$26,071
Americas Retail	5,027	4,966	15,362	13,480
Americas Wholesale	559	1,026	1,711	3,098
Asia	997	1,123	3,111	3,209
Corporate overhead	1,809	1,695	5,376	5,256
Total depreciation and amortization	$18,916	$17,533	$54,762	$51,114
Capital expenditures by segment are summarized as follows (in thousands):

	Three Months Ended		Nine Months Ended
	Nov 1, 2025	Nov 2, 2024	Nov 1, 2025	Nov 2, 2024
Europe	$3,020	$7,830	$23,068	$21,962
Americas Retail	3,965	4,871	11,795	19,503
Americas Wholesale	4,382	4,218	13,426	10,889
Asia	469	2,248	2,917	4,491
Corporate overhead	5,054	2,907	9,071	6,707
Total capital expenditures	$16,890	$22,074	$60,277	$63,552
The below presents information regarding geographic areas in which the Company operated. Net revenue is classified primarily based on the country where the Company’s customer is located (in thousands):

	Three Months Ended		Nine Months Ended
	Nov 1, 2025	Nov 2, 2024	Nov 1, 2025	Nov 2, 2024
Net Product Sales:
U.S.	$217,895	$198,955	$594,947	$542,794
Italy	78,860	72,519	221,531	208,240
Germany	56,970	52,326	154,850	137,615
Spain	40,408	37,385	119,875	107,501
South Korea	35,159	39,097	101,720	118,788
Canada	30,010	33,244	87,847	95,134
Other countries	301,018	271,981	849,036	761,848
Total product sales	760,320	705,507	2,129,806	1,971,920
Net royalties	31,107	33,011	82,359	91,101
Net revenue	$791,427	$738,518	$2,212,165	$2,063,021
Due to the seasonal nature of the Company’s business segments, the above net revenue and operating results are not necessarily indicative of the results that may be expected for the full fiscal year.

(10)    Borrowings and Finance Lease Obligations
Borrowings and finance lease obligations are summarized (in thousands):

	Nov 1, 2025	Feb 1, 2025
Term loans	$—	$2,507
Finance lease obligations	5,808	9,833
Borrowings under credit facilities	308,319	170,327
Other	12,125	8,949
Total debt and finance lease obligations	326,252	191,616
Less current installments	26,710	40,948
Long-term debt and finance lease obligations	$299,542	$150,668
Term Loans
The Company entered into term loans with certain banks primarily in Europe during fiscal 2021. These loans were primarily unsecured, incurred interest at annual rates ranging between 1.5% to 5.5% and matured during the nine months ended November 1, 2025. As of February 1, 2025, the Company had outstanding borrowings of $2.5 million under these term loans. As of November 1, 2025, the Company had no outstanding borrowings under these term loans.
Finance Lease Obligations
The Company has entered into finance leases for equipment used in its European distribution centers. These finance lease agreements provide for monthly minimum lease payments and expire on various dates through May 2027 with an average effective interest rate of approximately 4%. As of November 1, 2025 and February 1, 2025, these finance lease obligations totaled $3.4 million and $5.0 million, respectively.
The Company also has smaller finance leases related primarily to computer hardware and software and other equipment. As of November 1, 2025 and February 1, 2025, these finance obligations totaled $2.4 million and $4.8 million, respectively.
Credit Facilities
Long-Term 2023 Credit Facility
During fiscal 2023, the Company amended and restated its senior secured asset-based revolving credit facility with Bank of America, N.A. and other lenders party thereto to extend the maturity date of the credit facility to December 20, 2027, among other changes (as amended, the “2023 Credit Facility”). In addition, the Company entered into agreements to amend the 2023 Credit Facility to permit, among other things, an exchange and subscription offering and a certain related transaction on each of April 12, 2023 and March 28, 2024. The 2023 Credit Facility previously provided for a borrowing capacity in an amount up to $150 million, which was increased in March 2024 by $50 million to a total borrowing capacity under the facility of up to $200 million. The borrowing facility includes a Canadian sub-facility of up to $20 million, subject to a borrowing base. Based on applicable accounts receivable, inventory and eligible cash, subject to certain allowances, the Company could have borrowed up to $194.1 million under the 2023 Credit Facility as of November 1, 2025. The 2023 Credit Facility has an option to expand the borrowing capacity by up to $100 million, subject to certain terms and conditions, including the willingness of existing or new lenders to assume such increased amount. The 2023 Credit Facility is available for direct borrowings and the issuance of letters of credit, subject to certain letters of credit sublimits, and may be used for repayment of debt, working capital and other general corporate purposes. As of November 1, 2025, the Company had $5.9 million in outstanding standby letters of credit, no outstanding documentary letters of credit and no outstanding borrowings under the 2023 Credit Facility. As of February 1, 2025, the Company had $6.1 million in outstanding standby letters of credit, no outstanding documentary letters of credit and no outstanding borrowings under the 2023 Credit Facility.

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
The 2024 Credit Facility contains various annual sustainability key performance targets, the achievement of which would result in an adjustment to the interest margin ranging from a plus 5 basis points to a minus 5 basis points per year. The 2024 Credit Facility includes a financial covenant requiring a maximum leverage ratio of the guarantor and its subsidiaries and also includes customary representations and warranties, affirmative and negative covenants and events of default. As of November 1, 2025, the Company had $288.4 million in outstanding borrowings and $115.4 million available for future borrowings under the 2024 Credit Facility. As of February 1, 2025, the Company had $139.8 million in outstanding borrowings and $222.7 million available for future borrowings under the 2024 Credit Facility.
Other Credit Facilities
The Company, through its Chinese subsidiary, maintains a short-term uncommitted bank borrowing agreement that provides for a borrowing capacity up to $30 million, primarily for working capital purposes. The Company had $14.1 million and $27.6 million in outstanding borrowings under this agreement as of November 1, 2025 and February 1, 2025, respectively.
The Company, through its Japanese subsidiary, maintains a short-term uncommitted bank borrowing agreement that provides for a borrowing capacity up to ¥1.0 billion ($6.5 million), primarily for working capital purposes. The Company had $5.8 million and $2.9 million in outstanding borrowings under this agreement as of November 1, 2025 and February 1, 2025, respectively.
Other
During fiscal 2025, a majority-owned subsidiary of Guess Europe Sagl entered into a $10.0 million credit facility agreement with the subsidiary’s noncontrolling interest holder with a December 31, 2026 maturity date. The Company had $8.1 million and $6.1 million in outstanding borrowings under the credit facility as of November 1, 2025 and February 1, 2025, respectively.
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
In March 2024, the Company exchanged approximately $14.6 million of its 2024 Notes for approximately $12.1 million of additional 3.75% convertible senior notes due 2028 (the “March Additional 2028 Notes,” together with the January Additional 2028 Notes, the “Additional 2028 Notes”; collectively with the “Initial 2028 Notes,” the “2028 Notes”) in a privately negotiated exchange and subscription agreement with a holder of its 2024 Notes. The March Additional 2028 Notes have the same terms, constitute a single series with, and have the same CUSIP number as the Initial 2028 Notes. The March Additional 2028 Notes were initially recorded at fair value of approximately $16.7 million upon the exchange. Immediately following the closing of this March 2024 transaction, approximately $33.5 million of the 2024 Notes remained outstanding, which were settled during April 2024. In addition, the Company concurrently repurchased $10.3 million of its common stock through broker-assisted market transactions, pursuant to the Company’s 2024 Share Repurchase Program. The Company evaluated the March 2024 exchange and determined that all of the exchanged notes were accounted for as extinguishment of debt. As a result of this transaction entered into during March 2024, the Company recognized a $2.0 million loss on extinguishment of debt during fiscal 2025.
3.75% Convertible Senior Notes due 2028
In connection with the issuance of the Initial 2028 Notes, the Company entered into an indenture (the “2028 Indenture”) with respect to the 2028 Notes with U.S. Bank Trust Company, N..A., as trustee (the “2028 Trustee”). The 2028 Notes are senior unsecured obligations of the Company and bear interest at an annual rate of 3.75% payable semi-annually in arrears on April 15 and October 15 of each year, beginning on October 15, 2023. The 2028 Notes will mature on April 15, 2028, unless earlier repurchased or converted in accordance with their terms.
The 2028 Notes are convertible in certain circumstances into cash, shares of the Company’s common stock, or a combination of cash and shares of the Company’s common stock, at the Company’s election, at an initial conversion rate of 40.4858 shares of common stock per $1,000 principal amount of 2028 Notes, which is equivalent to an initial conversion price of approximately $24.70 per share, subject to adjustment upon the occurrence of certain events. In accordance with the terms of the 2028 Indenture, the Company has adjusted the conversion rate and the conversion price of the 2028 Notes for quarterly dividends exceeding $0.225 per share (the conversion price is approximately $21.80 per share as of November 1, 2025). Prior to November 15, 2027, the 2028 Notes are convertible only upon the occurrence of certain events and during certain periods, and thereafter, at any time until the close of business on the second scheduled trading day immediately preceding the maturity date of the 2028 Notes.
The 2028 Notes are not redeemable prior to maturity, unless certain significant corporate events occur, and no sinking fund is provided for the 2028 Notes. As of November 1, 2025, none of the conditions allowing holders of the 2028 Notes to convert had been met. The Company expects to settle the principal amount of the 2028 Notes in fiscal 2029 in cash and any excess in shares.
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
In connection with the exchange of the 2024 Notes in January 2024 and March 2024, the conversion feature embedded in the Additional 2028 Notes failed to satisfy the requirements for the derivative scope exception for contracts indexed to the Company’s own stock. The conversion feature of the Additional 2028 Notes required bifurcation from the host contract. The embedded derivative was measured at fair value of $6.6 million as of November 1, 2025. As of the transaction dates, a total debt discount of $11.8 million was recorded as the excess of the principal amount of the Additional 2028 Notes over the fair value of the host contract.
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
In April 2024, upon maturity of the 2024 Notes, the Company settled the remaining $33.5 million principal amount of the 2024 Notes for $33.3 million in cash and 122,313 shares of common stock. The Company also exercised the convertible note hedge in connection with the remaining 2024 Notes and received 90,729 shares of common stock, which were recorded at fair value on settlement. As of November 1, 2025 and February 1, 2025, there were no 2024 Notes outstanding.

The 2028 Notes consist of the following (in thousands):

	Nov 1, 2025	Feb 1, 2025
Initial 2028 Notes
Principal	$275,000	$275,000
Unamortized debt discount and issuance costs[1,2]	(4,908)	(6,290)
Net carrying amount	$270,092	$268,710
Fair value, net[3]	$268,235	$249,339
Additional 2028 Notes
Principal	$76,947	$76,947
Unamortized debt discount and issuance costs[1]	(9,094)	(11,590)
Embedded derivative[4]	6,590	2,460
Net carrying amount	$74,443	$67,817
Fair value, net[3]	$73,923	$62,397
Net carrying amount of Initial and Additional 2028 Notes	$344,535	$336,527
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
2For each of the three and nine months ended November 1, 2025 and November 2, 2024, the weighted average effective interest rate including amortization of debt discount and issuance costs was 4.5% for the Initial 2028 Notes and 9.3% for the Additional 2028 Notes.
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
Interest expense for the Notes for the three and nine months ended November 1, 2025 and November 2, 2024 consists of the following (in thousands):

	Three Months Ended		Nine Months Ended
	Nov 1, 2025	Nov 2, 2024	Nov 1, 2025	Nov 2, 2024
2024 Notes
Coupon interest	$—	$—	$—	$334
Amortization of debt discount and issuance costs	—	—	—	28
Total	$—	$—	$—	$362
Initial 2028 Notes
Coupon interest	$2,579	$2,578	$7,735	$7,734
Amortization of debt discount and issuance costs	461	435	1,382	1,307
Total	$3,040	$3,013	$9,117	$9,041
Additional 2028 Notes
Coupon interest	$721	$721	$2,164	$2,088
Amortization of debt discount and issuance costs	832	774	2,496	2,211
Total	$1,553	$1,495	$4,660	$4,299
Convertible Bond Hedge and Warrant Transactions
In April 2023, in connection with the offering of the Initial 2028 Notes, the Company entered into convertible note hedge transactions whereby the Company had the option to purchase a total of approximately 11.1 million shares of its common stock at an initial strike price of approximately $24.70 per share (the “Initial

2028 Bond Hedge”). The total cost of the Initial 2028 Bond Hedge transactions was $51.8 million. In addition, the Company sold warrants whereby the holders of the warrants had the option to purchase a total of approximately 11.1 million shares of the Company’s common stock at an initial strike price of $41.80 per share (the “Initial 2028 Warrants”). The Company received $20.2 million in cash proceeds from the sale of these warrants. Both the number of shares underlying the Initial 2028 Bond Hedge and the Initial 2028 Warrants and the strike price of the instruments are subject to customary adjustments. In accordance with the original terms of the Initial 2028 Bond Hedge confirmations and the Initial 2028 Warrants confirmations, the Company has adjusted the strike prices with respect to the Initial 2028 Bond Hedge and the Initial 2028 Warrants for quarterly dividends exceeding $0.225 per share (approximately $21.80 per share and $36.89 per share, respectively, as of November 1, 2025). The purchase of the Initial 2028 Bond Hedge is intended to offset dilution from the conversion of the Initial 2028 Notes to the extent the market price per share of the Company’s common stock exceeds the then-applicable strike price of the Initial 2028 Bond Hedge. The warrant transaction may have a dilutive effect with respect to the Company’s common stock to the extent the market price per share of the Company’s common stock exceeds the then-applicable strike price of the warrants. In April 2023, the Initial 2028 Bond Hedge and the Initial 2028 Warrants were recorded in stockholders’ equity, were not accounted for as derivatives and were not remeasured each reporting period.
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
In connection with the exchange of the 2024 Notes in January 2024 and March 2024, the Company purchased incremental bond hedges (the “Additional 2028 Bond Hedge,” together with the Initial 2028 Bond Hedge, the “2028 Bond Hedge”) and sold incremental warrants (the “Additional 2028 Warrants”) with the same terms and conditions as the Initial 2028 Bond Hedge and the Initial 2028 Warrants, each with a notional amount equal to the notional amount of the Additional 2028 Notes. The Company paid premiums of $16.2 million and $6.5 million to purchase the Additional 2028 Bond Hedge in January 2024 and March 2024, respectively, and received $5.8 million and $3.7 million for the issuance of the Additional 2028 Warrants in January 2024 and March 2024, respectively. The Additional 2028 Bond Hedge purchased and the Additional 2028 Warrants issued have terms that are identical to the Initial 2028 Bond Hedge and the Initial 2028 Warrants, except the notional amounts match the number of shares issuable upon conversion of the Additional 2028 Notes. Similarly, in connection with the retirement of $67.1 million and $14.6 million in principal amount of the 2024 Notes in January 2024 and March 2024, respectively, the Company entered into Partial Termination Agreements with certain financial institutions to unwind a portion of the convertible note hedge transactions and warrant transactions the Company had entered into in connection with the issuance of the 2024 Notes. The terminated portion is in a notional amount corresponding to the amount of exchanged 2024 Notes. As a result, the Company received $1.9 million and $1.3 million for the unwind of the convertible bond hedge in January 2024 and March 2024, respectively, and paid $0.1 million and $0.5 million for the unwind of the warrants in January 2024 and March 2024, respectively. These transactions in January 2024 and March 2024 resulted in net increases of $1.8 million and $0.8 million, respectively, in paid-in capital in the Company’s condensed consolidated balance sheets as of May 4, 2024. As a result of the unwind transactions, the convertible note hedge transactions and warrant transactions that remained outstanding had a notional amount of approximately 1.3 million shares of common stock, corresponding to the number of shares into which the remaining 2024 Notes were convertible. In addition, upon maturity of the 2024 Notes in April 2024, the Company exercised the convertible note hedge in connection with the remaining 2024 Notes, and there was no outstanding convertible note hedge as of November 1, 2025. The warrant transactions had expired and there were no outstanding warrants related to the 2024 Notes as of November 1, 2025.
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
(12)    Share-Based Compensation
The following summarizes the share-based compensation expense recognized under all of the Company’s stock plans (in thousands):

	Three Months Ended		Nine Months Ended
	Nov 1, 2025	Nov 2, 2024	Nov 1, 2025	Nov 2, 2024
Stock awards/units	$6,470	$4,821	$17,266	$13,728
Employee Stock Purchase Plan	19	28	136	127
Total share-based compensation expense	$6,489	$4,849	$17,402	$13,855
As of November 1, 2025, there was no unrecognized compensation cost related to nonvested stock options and approximately $36.7 million of unrecognized compensation cost related to nonvested stock awards/units. This cost is expected to be recognized over a weighted average period of 1.8 years.
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
The following summarizes the activity for nonvested performance-based units during the nine months ended November 1, 2025:

	Number of Units	Weighted Average Grant Date Fair Value
Nonvested at February 1, 2025	348,038	$18.84
Granted	342,727	$13.13
Vested	(39,083)	$19.19
Forfeited	(117,249)	$19.19
Nonvested at November 1, 2025	534,433	$15.08
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
The following summarizes the activity for nonvested market-based units during the nine months ended November 1, 2025:

	Number of Units	Weighted Average Grant Date Fair Value
Nonvested at February 1, 2025	783,587	$20.18
Granted	398,067	$11.89
Vested	(47,054)	$14.66
Forfeited	(409,791)	$21.16
Nonvested at November 1, 2025	724,809	$15.43
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
Leases
The Company leases warehouse and administrative facilities from certain of the Marciano Entities. There were five of these leases in effect as of November 1, 2025 with expiration or option exercise dates ranging from calendar years 2026 to 2037, including two leases with respect to the Company’s North American corporate offices in Los Angeles, California (the “Los Angeles Location”), a lease for the Company’s Canadian warehouse and administrative facility in Montreal, Quebec (the “Montreal Location”), a lease for the Company’s showroom and office space in Paris, France (the “Paris Location”) and a lease for the Company’s second showroom in Paris, France (the “Second Paris Location”).

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
In April 2025, the Company (through a wholly-owned European subsidiary) entered into a lease agreement for the Second Paris Location, to be used primarily for rag & bone and the Company’s handbags business. The Marciano Entities have an approximate 66.7% ownership interest in the Second Paris Location, with each of Mr. Maurice Marciano and Mr. Paul Marciano having an approximate 33.3% ownership interest. The lease term is ten years for an annual rent of €450,000 ($519,165) per year.
Aggregate lease costs recorded under the leases for the Los Angeles Location were $6.9 million and $5.8 million for the nine months ended November 1, 2025 and November 2, 2024, respectively. The Marciano Entities have a 100% ownership interest in the Los Angeles Location, with Mr. Maurice Marciano having a 56.3% ownership interest and Mr. Paul Marciano having a 43.7% ownership interest. Accordingly, Mr. Maurice Marciano’s interest in the lease amounts for the Los Angeles Location were $3.9 million and $3.3 million for the nine months ended November 1, 2025 and November 2, 2024, respectively. Mr. Paul Marciano’s interest in the lease amounts for the Los Angeles Location were $3.0 million and $2.5 million for the nine months ended November 1, 2025 and November 2, 2024, respectively.
Aggregate lease costs recorded under the lease for the Montreal Location were $0.3 million for each of the nine months ended November 1, 2025 and November 2, 2024. The Marciano Entities have a 100% ownership interest in the Montreal Location, with each of Mr. Maurice Marciano and Mr. Paul Marciano having a 50% ownership interest. Accordingly, the interests in the lease amounts for the Montreal Location for each of Mr. Maurice Marciano and Mr. Paul Marciano were approximately $157,000 and $160,000 for the nine months ended November 1, 2025 and November 2, 2024, respectively.
Aggregate lease costs recorded under the lease for the Paris Location were $1.0 million for each of the nine months ended November 1, 2025 and November 2, 2024. The Marciano Entities have an approximate 66.7% ownership interest in the Paris Location, with each of Mr. Maurice Marciano and Mr. Paul Marciano having an approximate 33.3% ownership interest. Accordingly, the interests in the lease amounts for the Paris Location for each of Mr. Maurice Marciano and Mr. Paul Marciano were approximately $0.3 million for each of the nine months ended November 1, 2025 and November 2, 2024.
Aggregate lease costs recorded under the lease for the Second Paris Location were $0.4 million for the nine months ended November 1, 2025 and zero for the nine months ended November 2, 2024. The Marciano Entities have an approximate 66.7% ownership interest in the Second Paris Location, with each of Mr. Maurice Marciano and Mr. Paul Marciano having an approximate 33.3% ownership interest. Accordingly, the interests in the lease amounts for the Second Paris Location for each of Mr. Maurice Marciano and Mr. Paul Marciano were approximately $118,000 for the nine months ended November 1, 2025.
The Company believes that, at the time it entered into the related party leases, the terms of such leases were no less favorable to the Company than would have been available from unaffiliated third parties. Refer to Note 3 - Lease Accounting for more information on lease commitments.
Aircraft Arrangements
The Company periodically charters aircraft owned by certain of the Marciano Entities through informal arrangements with such Marciano Entities and independent third-party management companies contracted by such Marciano Entities to manage their aircraft. The Marciano Entities have a 100% ownership interest in the aircraft, with each of Mr. Maurice Marciano and Mr. Paul Marciano having a 50% ownership interest. The total fees paid by the Company to the independent third-party management companies under these arrangements for the nine months ended November 1, 2025 and November 2, 2024 were approximately $2.5 million and $2.3 million, respectively. The approximate dollar value of the amount of each of Mr. Maurice Marciano’s and Mr. Paul Marciano’s interest in these transactions was approximately $1.2 million and

$1.0 million for the nine months ended November 1, 2025 and November 2, 2024, respectively. The Company believes that the terms of the charter arrangements are no less favorable to the Company than would have been available from unaffiliated third parties.
Minority Investment
The Company has an approximate 44% ownership interest in a privately-held men’s footwear company (the “Footwear Company”). The Marciano Entities have an approximate 36% ownership interest in the Footwear Company, with each of Mr. Maurice Marciano and Mr. Paul Marciano having an approximate 18% ownership interest. Accordingly, each of Mr. Maurice Marciano and Mr. Paul Marciano has an approximate 18% interest in each of the transactions between the Company and the Footwear Company described below.
In fiscal 2021, the Company provided the Footwear Company with a $2.0 million revolving credit facility at an annual interest rate of 2.75% and a maturity date of November 2023. In October 2023, the Company and the Footwear Company amended the revolving credit facility to extend the term by three years to November 30, 2026 and to adjust the interest rate, effective December 1, 2023, to a floating rate equal to the one-month term SOFR plus 1.75% per annum. In September 2025, the Company and the Footwear Company amended the revolving credit facility to increase the principal amount to $2.25 million and provided the Footwear Company an additional $250,000 in cash. Following this amendment, in October 2025, the Company and the Footwear Company converted the additional $250,000 principal amount provided under the credit facility to equity in the Footwear Company owned by the Company, thereby reducing the principal amount owed under the facility to $2.0 million with $250,000 available credit. As of November 1, 2025 and February 1, 2025, the Company had a note receivable of $2.0 million and $1.4 million, respectively, included in other assets in its consolidated balance sheets related to outstanding borrowings by the Footwear Company under this revolving credit facility.
In May 2022, the Company entered into a Fulfillment Services Agreement with the Footwear Company under which the Company provides certain fulfillment services for the Footwear Company’s U.S. wholesale and e-commerce businesses from the Company’s U.S. distribution center on a cost-plus 5% basis. The Footwear Company also pays rent to the Company for the use of a small office space in the Company’s Los Angeles Location. In June 2022, the Company (through a wholly-owned Swiss subsidiary) entered into a Distributorship Agreement with the Footwear Company under which the Company was designated as the exclusive distributor (excluding e-commerce) for the Footwear Company in the European Union and other specified countries. The Distributorship Agreement provided for (i) the Company to receive a 35% discount from the Footwear Company’s wholesale prices, (ii) no minimum sales requirements or advertising spending requirements for the Company, (iii) an initial 15-month term with annual renewals thereafter, and (iv) other standard terms and conditions for similar arrangements. In May 2023, the Distributorship Agreement was amended to (i) reflect a reduction in the amount of sales services to be performed by the Company, (ii) revise the wholesale discount to 22%, and (iii) provide an annual 2% advertising commitment by the Company. During the nine months ended November 1, 2025, the Company received approximately $9,000 in fees with respect to the U.S. fulfillment services and approximately $11,000 in fees with respect to office rent and the Company paid approximately $187,000 related to the Distributorship Agreement. During the nine months ended November 2, 2024, the Company received less than $2,500 in fees with respect to the U.S. fulfillment services and approximately $8,700 in fees with respect to office rent and the Company paid approximately $314,000 related to the Distributorship Agreement.
In April 2025, the Company (through a wholly owned subsidiary) began an arrangement with the Footwear Company to regularly sell footwear products in rag & bone retail stores (the “Arrangement”). During the nine months ended November 1, 2025, the Company paid approximately $227,000 in fees related to the Arrangement.
In October 2025, as described above, the Company and the Footwear Company converted a $250,000 credit facility cash extension into equity in the Footwear Company. In October 2025, the Company also purchased an additional $450,000 in equity of the Footwear Company. Together, these transactions resulted in an increase of the Company’s ownership percentage in the Footwear Company to approximately 44% (from 30%), and a reduction of the ownership interest of the Marciano Entities to approximately 36% (from 45%).
Vendor Purchases
The Company purchases faux fur products from a privately-held fashion accessories company (the “Fashion Company”). The Marciano Entities have a 16% ownership interest in the Fashion Company, with each of Mr. Maurice Marciano and Mr. Paul Marciano having an 8% ownership interest. In addition, Carlos Alberini, Chief Executive Officer of the Company, has a 4% ownership interest in the Fashion Company. The total payments made by the Company to the Fashion Company were approximately $1.1 million and $2.8 million for the nine months ended November 1, 2025 and November 2, 2024, respectively. Based on their respective ownership interests in the Fashion Company, the approximate dollar value of the amount of each individual’s interest in these transactions were approximately (i) for each of Mr. Maurice Marciano and Mr. Paul Marciano, $89,000 and $221,000 for the nine months ended November 1, 2025 and November 2, 2024, respectively, and (ii) for Mr. Alberini, $45,000 and $111,000 for the nine months ended November 1, 2025 and November 2, 2024, respectively. The Company believes that the price paid by the Company for the Fashion Company’s products and the terms of the transactions between the Company and the Fashion Company have not been affected by this passive investment of Messrs. Marciano and Mr. Alberini in the Fashion Company.
Charitable Donations
The Company has periodically made donations to Smile Project, a charitable organization of which director Elsa Michael is co-founder and president, consisting of monetary donations made through Guess Foundation (Italy) and product donations made by one of the Company’s European subsidiaries. Ms. Michael does not receive any compensation in connection with her work with Smile Project. The total amount of donations made by the Company to Smile Project during the nine months ended November 1, 2025 were approximately $184,000, consisting of product donations valued at approximately $161,000 and monetary donations of approximately $23,000. The total amount of donations made by the Company to Smile Project during the nine months ended November 2, 2024 were approximately $124,000, consisting of product donations valued at approximately $102,000 and monetary donations of approximately $22,000.
Proposed Take-Private Transaction with Authentic Brands Group
On August 20, 2025, the Company entered into the Merger Agreement whereby the Rolling Stockholders, including Maurice Marciano, Paul Marciano, Nicolai Marciano, and Carlos Alberini and certain of their respective trusts, foundations and affiliates, agreed to enter into a strategic partnership with Authentic under which, in connection with the take-private transaction, (1) Authentic will acquire 51% and the Rolling Stockholders will acquire 49% of the rights, title and interest owned by the Company or any of its subsidiaries or affiliates in or to substantially all of the Company’s intellectual property (other than certain excluded assets) and (2) certain of the Rolling Stockholders will acquire 100% of the Company’s operations. At a special meeting held on November 21, 2025, the Company received the Requisite Company Vote from its shareholders, adopting the Merger Agreement and approving a resolution to approve the Disposition. Certain of the Required Regulatory Approvals remain pending. See Note 1 - Basis of Presentation for further information on the Merger Agreement and the Proposed Transaction.
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

Following execution of the Merger Agreement, the Company and Authentic have entered into certain arrangements for merchandise collaborations. No fees or expenses for work completed to date pursuant to these collaborations have been paid by the Company or Authentic during the nine months ended November 1, 2025 or November 2, 2024.
(14)    Commitments and Contingencies
Investment Commitments
As of November 1, 2025, the Company had an unfunded commitment to invest €3.0 million ($3.5 million) in certain private equity funds. Refer to Note 16 - Fair Value Measurements for further information.
Legal and Other Proceedings
The Company is involved in legal proceedings, arising both in the ordinary course of business and otherwise, including the proceedings described below as well as various other claims and other matters incidental to the Company’s business or related to the Merger or the Proposed Transaction. Unless otherwise stated, the resolution of any particular proceeding is not currently expected to have a material adverse impact on the Company’s financial position, results of operations or cash flows. Even if such an impact could be material, the Company may not be able to estimate the reasonably possible loss or range of loss until developments in the proceedings have provided sufficient information to support an assessment.
The Company has received customs tax assessment notices from the Italian Customs Agency (“ICA”) regarding its customs tax audit of one of the Company’s European subsidiaries for the period from July 2010 through December 2012. Such assessments totaled €9.8 million ($11.3 million), including potential penalties and interest through such assessment dates. The Company strongly disagreed with the ICA’s positions and therefore filed appeals with the Milan First Degree Tax Court (“MFDTC”). Those appeals were split into a number of different cases that were then heard by different sections of the MFDTC. The MFDTC ruled in favor of the Company on all of these appeals. The ICA subsequently appealed €9.7 million ($11.2 million) of these favorable MFDTC judgments with the Appeals Court. As of November 1, 2025, €8.5 million ($9.8 million) have been decided in favor of the Company and €1.2 million ($1.4 million) have been decided in favor of the ICA. The Company believes that the unfavorable Appeals Court ruling is incorrect and inconsistent with the prior rulings on similar matters by both the MFDTC and other judges within the Appeals Court and has appealed the decision to the Italian Supreme Court. The ICA has appealed most of the favorable Appeals Court rulings to the Italian Supreme Court. As of November 1, 2025, of the cases that have been appealed to the Supreme Court, €1.5 million ($1.7 million) have been decided in favor of the Company based on the merits of the case and €0.2 million ($0.2 million) have been remanded back to the lower court for further consideration. There can be no assurances that the Company will be successful in the remaining appeals. It also continues to be possible that the Company will receive similar or even larger assessments for periods subsequent to December 2012 or other claims or charges (including additional interest amounts) related to the matter in the future. Although the Company believes that it has a strong position and will continue to vigorously defend this matter, it is unable to predict with certainty whether or not these efforts will ultimately be successful or whether the outcome will have a material impact on the Company’s financial position, results of operations or cash flows.
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

Redeemable Noncontrolling Interests
The Company is party to a put arrangement with respect to the common securities that represent the remaining noncontrolling interest for its majority-owned subsidiary, Guess Brasil Comércio e Distribuição S.A. (“Guess Brazil”). The put arrangement for Guess Brazil, representing 40% of the total outstanding equity interest of that subsidiary, may be exercised at the discretion of the noncontrolling interest holder by providing written notice to the Company every third anniversary beginning in March 2019, subject to certain time restrictions. The redemption value of the Guess Brazil put arrangement is based on a multiple of Guess Brazil’s earnings before interest, taxes, depreciation and amortization subject to certain adjustments and is classified as a redeemable noncontrolling interest outside of permanent equity in the Company’s consolidated balance sheets. As of both November 1, 2025 and February 1, 2025, the carrying value of the redeemable noncontrolling interest related to Guess Brazil was $0.4 million.
A reconciliation of the total carrying amount of redeemable noncontrolling interests is (in thousands):

	Nine Months Ended
	Nov 1, 2025	Nov 2, 2024
Beginning balance	$368	$522
Foreign currency translation adjustment	76	(158)
Ending balance	$444	$364
(15)    Defined Benefit Plans
Supplemental Executive Retirement Plan
The Company’s Supplemental Executive Retirement Plan (“SERP”) provides select employees who satisfy certain eligibility requirements with certain benefits upon retirement, termination of employment, death, disability or a change in control of the Company, in certain prescribed circumstances. As a non-qualified pension plan, no dedicated funding of the SERP is required; however, the Company has made periodic payments into insurance policies held in a rabbi trust to fund the expected obligations arising under the non-qualified SERP. The cash surrender values of the insurance policies were $66.1 million and $63.8 million as of November 1, 2025 and February 1, 2025, respectively, and were included in other assets in the Company’s condensed consolidated balance sheets. As a result of changes in the value of the insurance policy investments, the Company recorded unrealized gains of $2.0 million and $3.7 million in other income (expense) during the three and nine months ended November 1, 2025, respectively, and an unrealized loss of $0.3 million and an unrealized gain of $1.9 million in other income (expense) during the three and nine months ended November 2, 2024, respectively. The projected benefit obligation was $33.6 million and $33.8 million as of November 1, 2025 and February 1, 2025, respectively, and was included in accrued expenses and other current liabilities and other long-term liabilities in the Company’s condensed consolidated balance sheets depending on the expected timing of payments. SERP benefit payments of $0.3 million and $0.5 million were made during the three months ended November 1, 2025 and November 2, 2024, respectively. SERP benefit payments of $1.4 million were made during each of the nine months ended November 1, 2025 and November 2, 2024.
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
As of November 1, 2025 and February 1, 2025, the foreign pension plans had a total projected benefit obligation of $77.2 million and $65.3 million, respectively, and plan assets held in independent investment fiduciaries of $63.1 million and $53.5 million, respectively. The net liability of $14.1 million and $11.8 million was included in other long-term liabilities in the Company’s condensed consolidated balance sheets as of November 1, 2025 and February 1, 2025, respectively.

The components of net periodic defined benefit pension cost to AOCL related to the Company’s defined benefit plans are (in thousands):

	SERP	Foreign Pension Plans	Total

	Three Months Ended Nov 1, 2025
Service cost	$—	$1,433	$1,433
Interest cost	439	170	609
Expected return on plan assets	—	(208)	(208)
Net amortization of unrecognized prior service credit	—	(50)	(50)
Net amortization of actuarial (gains) losses	(114)	151	37
Net periodic defined benefit pension cost	$325	$1,496	$1,821

	Nine Months Ended Nov 1, 2025
Service cost	$—	$4,170	$4,170
Interest cost	1,317	495	1,812
Expected return on plan assets	—	(606)	(606)
Net amortization of unrecognized prior service credit	—	(142)	(142)
Net amortization of actuarial (gains) losses	(342)	437	95
Net periodic defined benefit pension cost	$975	$4,354	$5,329

	Three Months Ended Nov 2, 2024
Service cost	$—	$1,100	$1,100
Interest cost	441	250	691
Expected return on plan assets	—	(223)	(223)
Net amortization of unrecognized prior service credit	—	(42)	(42)
Net amortization of actuarial (gains) losses	(43)	41	(2)
Net periodic defined benefit pension cost	$398	$1,126	$1,524

	Nine Months Ended Nov 2, 2024
Service cost	$—	$3,212	$3,212
Interest cost	1,324	731	2,055
Expected return on plan assets	—	(652)	(652)
Net amortization of unrecognized prior service credit	—	(122)	(122)
Net amortization of actuarial (gains) losses	(130)	121	(9)
Net periodic defined benefit pension cost	$1,194	$3,290	$4,484
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
The following presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements				Fair Value Measurements
	at Nov 1, 2025				at Feb 1, 2025
Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Foreign exchange currency contracts	$—	$1,385	$—	$1,385	$—	$10,467	$—	$10,467
2028 Bond Hedge	—	—	30,142	30,142	—	—	11,252	11,252
Total	$—	$1,385	$30,142	$31,527	$—	$10,467	$11,252	$21,719
Liabilities:
Foreign exchange currency contracts	$—	$10,053	$—	$10,053	$—	$8	$—	$8
Embedded derivative	—	—	6,590	6,590	—	—	2,460	2,460
Deferred compensation obligations	—	21,123	—	21,123	—	18,978	—	18,978
Total	$—	$31,176	$6,590	$37,766	$—	$18,986	$2,460	$21,446
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

Valuation Assumptions	Nov 1, 2025	Feb 1, 2025
Expected volatility	30%	30%
Risk-free interest rate	3.6%	4.3%
Credit spread	4.5%	3.2%
Dividend yield	5.4%	9.1%
Term to maturity	2.5 years	3.2 years
Stock price	$16.98	$12.91
As of November 1, 2025, if the expected volatility were increased to 40%, keeping all other inputs constant, the fair value of the embedded derivative would increase from $6.6 million to $10.0 million and the fair value of the 2028 Bond Hedge would increase from $30.1 million to $45.6 million. If the expected volatility were decreased to 20%, the fair value of the embedded derivative would decrease from $6.6 million to $2.7 million and the fair value of the 2028 Bond Hedge would decrease from $30.1 million to $12.3 million. If the credit spread increased from 4.5% to 5.5%, keeping all other inputs constant, the fair value of the embedded derivative would increase from $6.6 million to $6.9 million and the fair value of the 2028 Bond Hedge would increase from $30.1 million to $31.6 million. If the credit spread decreased from 4.5% to 3.5%, the fair value of the embedded derivative would decrease from $6.6 million to $6.3 million and the fair value of the 2028 Bond Hedge would decrease from $30.1 million to $28.6 million.

The following presents a reconciliation of the Company’s financial assets and liabilities measured at fair value as of November 1, 2025 and November 2, 2024, using significant unobservable inputs (Level 3), and the change in fair value recorded in other income (expense), net in the consolidated statements of income (loss) (in thousands):

	Embedded Derivative	2028 Bond Hedge
Balance as of February 1, 2025	$(2,460)	$11,252
Gain (loss) on fair value remeasurement	(4,130)	18,890
Balance as of November 1, 2025	$(6,590)	$30,142

	Embedded Derivative	2028 Bond Hedge
Balance as of February 3, 2024	$(16,390)	$85,918
Initial bifurcation of embedded derivative	(6,538)	—
Purchase of Additional 2028 Bond Hedge	—	6,538
Gain (loss) on fair value remeasurement	15,168	(56,963)
Balance as of November 2, 2024	$(7,760)	$35,493
The Company included €7.2 million ($8.2 million) and €8.0 million ($8.3 million) in other assets in the Company’s condensed consolidated balance sheets related to its investment in certain private equity funds as of November 1, 2025 and February 1, 2025, respectively. The Company uses net asset value per share as a practical expedient to measure the fair value of this investment and has not included this investment in the fair value hierarchy as disclosed above. As of November 1, 2025, the Company had an unfunded commitment to invest an additional €3.0 million ($3.5 million) in the private equity funds.
The fair values of the Company’s debt instruments (see Note 10 - Borrowings and Finance Lease Obligations) are based on the amount of future cash flows associated with each instrument discounted using the Company’s incremental borrowing rate. As of November 1, 2025 and February 1, 2025, the carrying value was not materially different from fair value, as the interest rates on the Company’s debt approximated rates currently available to the Company. The fair value of the Company’s Notes (see Note 11 - Convertible Senior Notes and Related Transactions) is determined based on inputs that are observable in the market and have been classified as Level 2 in the fair value hierarchy.
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
As discussed further in Note 1 - Basis of Presentation, macroeconomic conditions, including declines in consumer spending, inflation, higher interest rates, foreign exchange rate fluctuations, the impacts of the ongoing wars in Ukraine and Gaza, the Red Sea crisis and uncertainty regarding changes in trade policies, including imposition of new or expanded tariffs, continued to impact the Company’s financial results during the three and nine months ended November 1, 2025 and November 2, 2024, and could continue to impact the Company’s operations in ways the Company is not able to predict today. The Company has made reasonable assumptions and judgments to determine the fair value of the assets tested based on the facts and circumstances that were available as of the reporting date. If actual results are not consistent with the assumptions and judgments used in estimating future cash flows and asset fair values, there may be additional exposure to future impairment losses that could be material to the Company’s results of operations.
The Company recorded asset impairment charges of $13.2 million and $4.5 million during the nine months ended November 1, 2025 and November 2, 2024, respectively, related primarily to certain retail locations in Europe and North America resulting from underperformance, expected store closures and other economic conditions.
Impairments of retail locations to property and equipment and operating lease ROU assets are summarized as (in thousands):

	Fair Value as of Remeasurement Date	Asset Impairment Charges

	Nine Months Ended Nov 1, 2025
Operating lease ROU assets	$64,541	$916
Property and equipment	$729	$12,267
	Nine Months Ended Nov 2, 2024
Operating lease ROU assets	$36,886	$812
Property and equipment	$252	$3,697
The Company’s impairment evaluations for property and equipment and operating lease ROU assets included testing of 287 and 229 retail locations during the nine months ended November 1, 2025 and November 2, 2024, respectively, which were deemed to have impairment indicators. During the nine months ended November 1, 2025 and November 2, 2024, the Company concluded that 147 and 96 retail locations, respectively, were determined to be impaired, as the carrying amounts of either or both the fixed assets and operating lease ROU assets exceeded their estimated fair values (determined based on discounted cash flows for property and equipment and estimates of market participant rents for operating lease ROU assets) at each of the respective dates.
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
During the nine months ended November 1, 2025, the Company assessed qualitative factors and determined that it is not more likely than not that the fair values of its reporting units are less than their carrying amounts.
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
Interest Rate Swap Agreements
The Company is exposed to interest rate risk on its floating-rate debt. From time to time, the Company may enter into interest rate swap agreements to effectively convert its floating-rate debt to a fixed-rate basis. The principal objective is to eliminate or reduce the variability of the cash flows in interest payments associated with the Company’s floating-rate debt, thus reducing the impact of interest rate changes on future interest payment cash flows. In connection with the sale of the U.S. distribution center, the Company settled its interest rate swap agreement. As of November 1, 2025, there was no related net unrealized loss, net of tax, in AOCL related to this interest rate swap.

Summary of Derivative Instruments
The fair value of derivative instruments in the condensed consolidated balance sheets is (in thousands):

	Fair Value at Nov 1, 2025	Fair Value at Feb 1, 2025	Derivative Balance Sheet Location
ASSETS:
Derivatives designated as hedging instruments:
Cash flow hedges:
Foreign exchange currency contracts	$727	$7,456	Other current assets/Other assets
Total derivatives designated as hedging instruments	727	7,456
Derivatives not designated as hedging instruments:
Foreign exchange currency contracts	658	3,011	Other current assets
2028 Bond Hedge	30,142	11,252	Other assets
Total derivatives not designated as hedging instruments	30,800	14,263
Total	$31,527	$21,719
LIABILITIES:
Derivatives designated as hedging instruments:
Cash flow hedges:
Foreign exchange currency contracts	$6,744	$—	Accrued expenses and other current liabilities
Total derivatives designated as hedging instruments	6,744	—
Derivatives not designated as hedging instruments:
Foreign exchange currency contracts	3,309	8	Accrued expenses/Other long-term liabilities
Embedded derivative	6,590	2,460	Convertible senior notes due 2028, net
Total derivatives not designated as hedging instruments	9,899	2,468
Total	$16,643	$2,468
Derivatives Designated as Hedging Instruments
Foreign Exchange Currency Contracts Designated as Cash Flow Hedges
During the nine months ended November 1, 2025, the Company purchased U.S. dollar forward contracts in Europe totaling $141.0 million that were designated as cash flow hedges. As of November 1, 2025, the Company had forward contracts outstanding for its European operations of $142.0 million to hedge forecasted merchandise purchases, which are expected to mature over the next 12 months.
As of November 1, 2025, AOCL related to foreign exchange currency contracts included a $9.0 million net unrealized loss, net of tax, of which $8.4 million will be recognized in cost of product sales over the following 12 months, at the then current values on a pre-tax basis, which can be different than the current quarter-end values.
As of February 1, 2025, the Company had forward contracts outstanding for its European operations of $182.0 million that were designated as cash flow hedges.

The following summarizes the gains (losses) before income taxes recognized on derivative instruments designated as cash flow hedges in other comprehensive income (loss) (“OCL”) and net earnings (loss) (in thousands):

	Gain (Loss) Recognized in OCL		Gain (Loss) Reclassified from AOCL into Earnings (Loss)		Location of Gain (Loss) Reclassified from AOCL into Earnings (Loss)
	Nov 1, 2025	Nov 2, 2024	Nov 1, 2025	Nov 2, 2024

Three Months Ended
Derivatives designated as cash flow hedges:
Foreign exchange currency contracts	$1,449	$1,898	$(2,225)	$418	Cost of product sales
Interest rate swap	$—	$—	$—	$—	Interest expense

	Nine Months Ended
Derivatives designated as cash flow hedges:
Foreign exchange currency contracts	$(18,857)	$1,647	$(568)	$(1,683)	Cost of product sales
Interest rate swap	$—	$(604)	$—	$212	Interest expense
The following summarizes net after income tax derivative activity recorded in AOCL (in thousands):

	Three Months Ended		Nine Months Ended
	Nov 1, 2025	Nov 2, 2024	Nov 1, 2025	Nov 2, 2024
Beginning balance gain (loss)	$(12,289)	$476	$7,300	$(544)
Net gain (loss) from changes in cash flow hedges	1,289	1,688	(16,824)	1,001
Net (gain) loss reclassified into earnings (loss)	1,981	(372)	505	1,335
Ending balance gain (loss)	$(9,019)	$1,792	$(9,019)	$1,792
Foreign Exchange Currency Contracts Not Designated as Hedging Instruments
As of November 1, 2025, the Company had euro foreign exchange currency contracts to purchase $94.0 million expected to mature over the next 12 months. As of February 1, 2025, the Company had euro foreign exchange currency contracts to purchase $74.0 million.
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

The following summarizes the gains (losses) before income taxes recognized on derivative instruments not designated as hedging instruments in other income (expense) (in thousands):

	Location of Gain (Loss) Recognized in Earnings (Loss)	Gain (Loss) Recognized in Earnings (Loss)
		Three Months Ended		Nine Months Ended
		Nov 1, 2025	Nov 2, 2024	Nov 1, 2025	Nov 2, 2024
Foreign exchange currency contracts	Other income (expense), net	$1,295	$468	$(8,607)	$50
2028 Bond Hedge	Other income (expense), net	$22,961	$(50,953)	$18,890	$(56,963)
Embedded derivative	Other income (expense), net	$(5,020)	$11,140	$(4,130)	$15,168
(18)    Subsequent Events
Dividends
On November 25, 2025, the Company announced a regular quarterly cash dividend of $0.225 per share on the Company’s common stock. The cash dividend will be paid on December 26, 2025 to stockholders of record as of the close of business on December 10, 2025.
Proposed Take-Private Transaction with Authentic Brands Group
At a special meeting held on November 21, 2025, the Company’s stockholders adopted the Merger Agreement and approved a resolution approving the Disposition. Certain of the Required Regulatory Approvals remain pending. See Note 1 - Basis of Presentation for further information.

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
All statements other than statements of historical or current fact are forward-looking statements. These statements include those relating to expectations, analyses and other information based on current plans, forecasts of future results and estimates of amounts not yet determinable. These statements also relate to our expectations, goals, future prospects, and current business strategies and strategic initiatives; statements regarding the Proposed Transaction (as defined below), including statements related to expected timing and anticipated completion of the Proposed Transaction, anticipated effects of the Proposed Transaction, the treatment of outstanding equity, future dividend payments, and other characterizations of future events or circumstances; statements concerning expectations for our rag & bone business; statements concerning the impacts of macroeconomic conditions, including related to fluctuations in currency; statements concerning the ongoing wars in Ukraine and Gaza and the Red Sea crisis; expectations relating to our convertible senior notes and hedges; statements concerning our future capital expenditures and financial conditions; and statements expressing optimism or pessimism about future operating results and growth opportunities. These forward-looking statements are frequently indicated by terms such as “expect,” “could,” “will,” “should,” “goal,” “strategy,” “believe,” “estimate,” “continue,” “outlook,” “plan,” “create,” “see,” “proposed,” and similar terms, are only expectations, and involve known and unknown risks and uncertainties, which may cause actual results in future periods to differ materially from what is currently anticipated. Factors which may cause actual results in future periods to differ materially from current expectations include, among others: the risk that the Proposed Transaction may not be completed in a timely manner or at all; the failure to satisfy any of the conditions to the proposed pre-closing restructuring (the “Pre-Closing Restructuring”) described in the Agreement and Plan of Merger entered into with Authentic Brands Group, LLC (the “Merger Agreement”) or to the consummation of the Proposed Transaction, including the receipt of Required Regulatory Approvals (as defined in the Merger Agreement); the effect of the announcement or pendency of the Proposed Transaction on the Company’s business relationships, operating results and business generally; the Company’s ability to retain and hire key personnel and maintain relationships with key business partners and customers, suppliers, licensees, landlords and others with whom it does business, in light of the Proposed Transaction; unexpected costs, charges or expenses resulting from the Proposed Transaction; litigation relating to the Proposed Transaction that has been or could be instituted against the parties to the Merger Agreement or their respective directors, managers or officers, including the effects of any outcomes related thereto; certain restrictions during the pendency of the Proposed Transaction that may impact the Company’s ability to pursue certain business opportunities or strategic transactions; our ability to maintain our brand image and reputation; changes in consumer confidence or discretionary consumer spending; sanctions and export controls targeting Russia and other impacts related to the war in Ukraine; impacts related to the Israel-Hamas war; impacts related to public health crises; risks relating to our indebtedness; changes to estimates related to impairments, inventory and other reserves; changes in the competitive marketplace and in our commercial relationships; our ability to anticipate and adapt to changing consumer preferences and trends; our ability to manage our inventory commensurate with customer demand; the high concentration of our Americas Wholesale business; risks related to the costs and timely delivery of merchandise to our distribution facilities, stores and wholesale customers, including risks related to the current Red Sea supply chain crisis; unexpected or unseasonable weather conditions, catastrophic events or natural disasters; our ability to effectively operate our various retail concepts; our ability to successfully and/or timely implement our growth strategies and other strategic initiatives; our ability to find a suitable partner in Greater China; risks that we may be required to incur additional restructuring charges related to our businesses in Greater China and North America; risks that costs associated with any restructuring activities may be different than expected; risks that the anticipated benefit from our business and portfolio optimization plans may not be realized in full or on the anticipated timeline; our ability to complete our restructuring plans on the anticipated timeline or at all; our ability to complete or integrate acquisitions or alliances; uncertainties regarding our ability to realize operational efficiencies and other anticipated synergies, expansion plans and other benefits from the rag & bone acquisition in the timeframe expected or at all; our ability to successfully enhance our global omni-channel capabilities; our ability to expand internationally and operate in regions where we have less experience; risks relating to our convertible senior notes, including our ability to settle the liabilities in cash and risks related to the impact of stock price volatility on our fair value remeasurement of derivatives related to our 2028 Notes and the related convertible note hedge; disruptions at our distribution facilities, including potential challenges related to the conversion of our self-operated U.S. distribution center to a third-party provider; our ability to attract and retain management and other key personnel; obligations or changes in estimates arising from new or existing litigation, income tax and other regulatory proceedings; errors in our assumptions, estimates and judgments related to tax matters; potential changes in U.S. or foreign policies and regulations; potential changes in U.S. or foreign income tax or tariff policies, including changes to tariffs on imports into the United States; the imposition or threat of imposition of new or additional duties, tariffs or trade restrictions on the importation of our products; accounting adjustments to our unaudited financial statements; future non-cash asset impairments, including goodwill, right-of-use lease assets and/or other store asset impairments; violations of, or changes to, domestic or international laws and regulations; risks associated with the acts or omissions of our licensees and third party vendors, including a failure to comply with our vendor code of conduct or other policies; risks associated with cybersecurity incidents and other cybersecurity risks; risks associated with our ability to properly collect, use, manage and secure consumer and employee data; risks associated with our vendors’ ability to maintain the strength and security of information systems; changes in economic, political, social and other conditions affecting our foreign operations and sourcing, including the impact of currency fluctuations, global income tax rates and economic and market conditions in the various countries in which we operate; impacts of inflation and further inflationary pressures; fluctuations in quarterly performance; slowing in-person customer traffic; increases in labor costs; increases in wages; risks relating to activist investor activity; and the significant voting power of our founders. In addition to these factors, the economic, technological, managerial and other risks identified in “Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended February 1, 2025 filed with the U.S. Securities and Exchange Commission (“SEC”) on April 11, 2025 (our “fiscal 2025 Annual Report on Form 10-K”), Part II, Item 1A. Risk Factors of this Quarterly Report and our other filings with the SEC, including but not limited to the risk factors discussed therein, could cause actual results to differ materially from current expectations. You are cautioned not to place undue reliance on the forward-looking statements included in this report, which speak only as of the date hereof. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.
Business Update, Market Trends and Uncertainties
Macroeconomic conditions, including declines in consumer spending, inflation, higher interest rates, foreign exchange rate fluctuations, the impacts of the ongoing wars in Ukraine and Gaza, the Red Sea crisis and uncertainty regarding changes in trade policies, including imposition of new or expanded tariffs, are continuing to impact our business.
We continue to carefully monitor global and regional geopolitical and economic developments. We also continue to strategically manage expenses in order to protect profitability and mitigate, to the extent possible, the residual effect of supply chain disruptions stemming from changes to global trade policies and practices. The duration and scope of these conditions cannot be predicted, and therefore, any anticipated negative financial impact to our operating results cannot be reasonably estimated. Additionally, we continue to monitor changes in policy impacting global trade, including tariff regulation. For example, the United States has implemented various changes in tariff policy resulting in certain tariff rate increases on its trading partners. While we have not yet seen a material impact on our business from the imposition of tariffs, tariffs have the potential to significantly raise the cost of our products, and ongoing changes in U.S. tariff policy are resulting in significant volatility in the global economy.
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
Proposed Take-Private Transaction with Authentic Brands Group
On August 20, 2025, we announced that we had entered into an Agreement and Plan of Merger (the “Merger Agreement” and together with the transactions contemplated thereby, the “Proposed Transaction”) pursuant to which certain of our existing stockholders (collectively, the “Rolling Stockholders”), including Maurice Marciano, Paul Marciano, Nicolai Marciano, and Carlos Alberini and certain of their respective trusts, foundations and affiliates, will enter into a strategic partnership with Authentic Brands Group LLC (“Authentic”), under which (1) Authentic will acquire 51% and the Rolling Stockholders will acquire 49% of the rights, title and interest owned by us or any of our subsidiaries or affiliates in or to substantially all of our intellectual property (other than certain excluded assets) and (2) certain of the Rolling Stockholders will acquire 100% of our operations. Upon consummation of the Proposed Transaction, subject to the conditions set forth in the Merger Agreement and receipt of the Requisite Company Vote (as defined below), Guess? stockholders (other than the Rolling Stockholders) will receive $16.75 per share in cash and our common stock will no longer be listed on any public market. The Proposed Transaction is expected to close in the fourth quarter of fiscal year 2026, subject to certain conditions, including approval by the holders of a majority of our outstanding common stock and a majority of the votes cast by the disinterested stockholders (as such term is defined in Section 144 of the General Corporation Law of the State of Delaware) (the “Requisite Company Vote”). At a special meeting held on November 21, 2025, we received the Requisite Company Vote adopting the Merger Agreement and approving a resolution to approve the Disposition. Certain Required Regulatory Approvals remain pending. See Note 1 - Basis of Presentation in the notes to our condensed consolidated financial statements of this Quarterly Report for further information on the Proposed Transaction.
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
During the first nine months of fiscal 2026, the average U.S. dollar rate was stronger against the Canadian dollar, Chinese yuan, Korean won, Mexican peso and Turkish lira and weaker against the British pound, euro, Japanese yen, Polish zloty and Russian rouble. Overall, this had a favorable impact on the translation of our international revenues for the three and nine months ended November 1, 2025 and an unfavorable impact on earnings from operations for the three and nine months ended November 1, 2025, compared to the same prior-year periods.
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
Our operations in Russia, Belarus and Ukraine represented slightly less than 4% of our total revenue for each of the nine months ended November 1, 2025 and November 2, 2024, with our operations in Russia comprising over 95% of this total revenue. As of November 1, 2025, our total assets in Russia, all of which are held by Guess CIS, represented less than 3% of our total assets, consisting primarily of leasehold right-of-use assets, store inventory, furnishings and fixtures and receivables. We only maintain inventory in Russia in an amount sufficient for operating our Russian retail stores. We do not maintain inventory or hold any other significant assets in Belarus or Ukraine. We do not rely, directly or indirectly, on goods sourced in Russia, Belarus or Ukraine. Other than such labor and services necessary to conduct our direct operations in Russia in the ordinary course of business, we do not rely, directly or indirectly, on services sourced in Russia, Belarus or Ukraine.
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
Other
We operate on a 52/53-week fiscal year calendar which ends on the Saturday nearest to January 31 of each year. The nine months ended November 1, 2025 had the same number of days as the nine months ended November 2, 2024. All references herein to “fiscal 2026,” “fiscal 2025” and “fiscal 2024” represent the results of the 52-week fiscal year ending January 31, 2026, the 52-week fiscal year ended February 1, 2025 and the 53-week fiscal year ended February 3, 2024, respectively.
Executive Summary
Overview
Net earnings attributable to Guess?, Inc. was $25.6 million, or diluted net earnings per share (“EPS”) of $0.48, for the quarter ended November 1, 2025, compared to net loss of $23.4 million, or diluted net loss per share of $0.47, for the quarter ended November 2, 2024.
During the quarter ended November 1, 2025, we recognized $4.8 million in asset impairment charges; a net gain of $17.9 million on the fair value remeasurement of derivatives related to our 3.75% convertible senior notes due 2028 (the “2028 Notes”); $5.6 million of costs incurred in connection with the evaluation by the Special Committee of our Board of Directors of a non-binding proposal received from WHP Global to acquire our outstanding shares and subsequent evaluation and work in connection with the signing of the Merger Agreement and the pending completion of the Proposed Transaction (collectively, the “Proposed Transaction Costs”); $0.8 million of amortization of debt discount related to 2028 Notes; $2.5 million for restructuring charges; a $0.2 million net loss on lease modifications; and $0.6 million for certain professional service and legal fees and related (credits) costs (or a combined $6.6 million, or $0.13 per share, negative impact after considering the related income tax benefit of $3.4 million of these adjustments). Excluding the impact of these items, adjusted net earnings attributable to Guess?, Inc. was $19.0 million and adjusted diluted EPS was $0.35 for the quarter ended November 1, 2025.
During the quarter ended November 2, 2024, we recognized a net loss of $39.8 million on the fair value remeasurement of derivatives; $1.1 million in asset impairment charges; $0.8 million of amortization of debt discount related to our 2028 Notes; $0.3 million for certain discrete income tax adjustments; $0.7 million in net gains on lease modifications; and $0.1 million for certain professional services and legal fees and related (credits) costs (or a combined $41.1 million, or $0.81 per share, negative impact after considering the related income tax benefit of $0.3 million). Excluding the impact of these items, adjusted net earnings attributable to Guess?, Inc. was $17.7 million and adjusted diluted EPS was $0.34 for the quarter ended November 2, 2024. References to financial results excluding the impact of these items are non-GAAP measures and are addressed below under “Non-GAAP Measures.”
Highlights of our performance for the quarter ended November 1, 2025 compared to the same prior-year quarter are presented below, followed by a more comprehensive discussion below under “Results of Operations” (references to constant currency results are non-GAAP measures and are addressed under “Non-GAAP Measures”):
Operations
•Total net revenue increased 7.2% to $791.4 million for the quarter ended November 1, 2025, compared to $738.5 million in the same prior-year quarter. In constant currency, net revenue increased by 5.2%.
•Gross margin (gross profit as a percentage of total net revenue) decreased 110 basis points to 42.5% for the quarter ended November 1, 2025, compared to 43.6% in the same prior-year quarter.
•Selling, general and administrative (“SG&A”) expenses as a percentage of total net revenue (“SG&A rate”) increased 140 basis points to 39.2% for the quarter ended November 1, 2025, compared to 37.8% in the same prior-year quarter. SG&A expenses increased 10.6% to $309.0 million for the quarter ended November 1, 2025, compared to $279.4 million in the same prior-year quarter.
•During the quarter ended November 1, 2025, we recognized $4.8 million of asset impairment charges, compared to $1.1 million in the same prior-year quarter.
•During the quarter ended November 1, 2025, we recognized a $0.2 million net loss on lease modifications, compared to a $0.7 million net gain in the same prior-year quarter.

•Operating margin decreased 280 basis points to 2.9% for the quarter ended November 1, 2025, compared to 5.7% in the same prior-year quarter. The decrease in operating margin was driven primarily by higher expenses, including Proposed Transaction Costs, store costs and restructuring charges, higher markdowns and higher asset impairment charges, partially offset by the favorable impact of higher revenues. Earnings from operations decreased 45.2% to $23.2 million (including a $1.9 million unfavorable currency translation impact) for the quarter ended November 1, 2025, compared to $42.3 million in the same prior-year quarter.
•Other income, net, totaled $21.2 million for the quarter ended November 1, 2025, compared to other expense, net of $45.8 million in the same prior-year quarter. The $67.1 million increase was primarily due to a net $17.9 million unrealized gain in the quarter ended November 1, 2025, compared to a net $39.8 million unrealized loss in the change in the fair value remeasurement of derivatives related to the 2028 Notes and the related convertible note hedge in the same prior-year quarter.
•The effective income tax rate was 23.4% for the quarter ended November 1, 2025, compared to a negative 128.9% effective income tax rate in the same prior-year quarter. The change in the effective income tax rate was primarily due to a net $17.9 million unrealized gain during the quarter ended November 1, 2025 compared to a net $39.8 million unrealized loss during the same prior-year quarter on the fair value remeasurement of derivatives related to the 2028 Notes and the related convertible note hedge, which was disregarded for income tax purposes.
Key Balance Sheet Accounts
•We had $154.2 million in cash and cash equivalents and $0.8 million in restricted cash as of November 1, 2025 compared to $140.9 million in cash and cash equivalents and $1.4 million in restricted cash at November 2, 2024.
◦As of November 1, 2025, we had no outstanding borrowings under our term loans and $308.3 million in outstanding borrowings under our credit facilities compared to $5.0 million in outstanding borrowings under our term loans and $262.5 million in outstanding borrowings under our credit facilities as of November 2, 2024.
◦During the nine months ended November 1, 2025, we had no share repurchases. During the nine months ended November 2, 2024, we repurchased approximately 2.6 million shares of our common stock for $60.8 million, including excise tax, through broker-assisted and open market transactions.
•Inventory increased by $16.5 million, or 2.4%, to $692.3 million as of November 1, 2025, from $675.8 million at November 2, 2024. On a constant currency basis, inventory decreased by $5.0 million, or 0.7%, when compared to November 2, 2024.
•Accounts receivable consists of trade receivables relating primarily to our wholesale business in Europe and, to a lesser extent, our wholesale businesses in the Americas and Asia, royalty receivables relating to our licensing operations, credit card and retail concession receivables related to our retail businesses and certain other receivables. Accounts receivable increased by $24.4 million, or 6.4%, to $407.8 million as of November 1, 2025 compared to $383.4 million at November 2, 2024. On a constant currency basis, accounts receivable increased by $13.4 million, or 3.5%, when compared to November 2, 2024. The increase was mainly driven by higher wholesale shipments.
Global Store Count
During the quarter ended November 1, 2025, together with our partners, we opened 15 new stores worldwide, consisting of five stores in Europe and the Middle East, two stores in Asia and the Pacific and eight stores in the Americas. Together with our partners, we closed 39 stores worldwide during the quarter ended November 1, 2025, consisting of seven stores in Europe and the Middle East, 31 stores in Asia and the Pacific and one store in the Americas.

As of November 1, 2025, we had stores and concessions worldwide comprised as follows:

	Stores			Concessions
Region	Total	Directly-Operated	Partner Operated	Total	Directly-Operated	Partner Operated
United States	269	269	—	—	—	—
Canada	50	50	—	—	—	—
Central and South America	111	95	16	48	48	—
Total Americas	430	414	16	48	48	—
Europe and the Middle East	781	587	194	72	72	—
Asia and the Pacific	354	57	297	198	124	74
Total	1,565	1,058	507	318	244	74
Of our total stores, 1,231 were GUESS? stores, 186 were GUESS? Accessories stores, 62 were G by GUESS (GbG) stores, 54 were rag & bone stores, 22 were MARCIANO stores, nine were GUESS JEANS stores and one was a Babylon store.

Results of Operations
Three Months Ended November 1, 2025 and November 2, 2024
Consolidated Results
The following presents our condensed consolidated statements of income (loss) (in thousands, except per share data):

	Three Months Ended
	Nov 1, 2025		Nov 2, 2024		$ change	% change
Net revenue	$791,427	100.0%	$738,518	100.0%	$52,909	7.2%
Cost of product sales	455,445	57.5%	416,641	56.4%	38,804	9.3%
Gross profit	335,982	42.5%	321,877	43.6%	14,105	4.4%

SG&A expenses	309,026	39.2%	279,389	37.8%	29,637	10.6%
Asset impairment charges	4,828	0.6%	1,091	0.1%	3,737	342.5%
Net (gains) losses on lease modifications	231	0.0%	(718)	(0.0%)	949	(132.2%)
Gain on equity method investment	(1,286)	(0.2%)	(161)	(0.0%)	(1,125)	698.8%
Earnings from operations	23,183	2.9%	42,276	5.7%	(19,093)	(45.2%)
Interest expense, net	(6,049)	(0.8%)	(5,518)	(0.7%)	(531)	9.6%
Other income (expense), net	21,246	2.7%	(45,826)	(6.2%)	67,072	(146.4%)
Earnings (loss) before income tax expense	38,380	4.8%	(9,068)	(1.2%)	47,448	(523.2%)
Income tax expense	8,993	1.1%	11,687	1.6%	(2,694)	(23.1%)
Net earnings (loss)	29,387	3.7%	(20,755)	(2.8%)	50,142	(241.6%)
Net earnings attributable to noncontrolling interests	3,739	0.5%	2,640	0.4%	1,099	41.6%
Net earnings (loss) attributable to Guess?, Inc.	$25,648	3.2%	$(23,395)	(3.2%)	49,043	(209.6%)

Net earnings (loss) per common share attributable to common stockholders:
Basic	$0.49		$(0.46)		$0.95
Diluted	$0.48		$(0.47)		$0.95

Effective income tax rate	23.4%		(128.9%)
Net Revenue. Net revenue increased by $53 million, or 7%, for the quarter ended November 1, 2025 compared to the same prior-year quarter. Currency translation fluctuations relating to our non-U.S. operations favorably impacted net revenue by $14 million compared to the same prior-year quarter. In constant currency, net revenue increased by 5%. The increase in constant currency was mainly driven by $31 million of higher wholesale shipments, $11 million from the impact of newly acquired businesses and $5 million from net new store openings, partially offset by $7 million of lower e-commerce sales and $2 million of lower royalties.
Gross Margin. Gross margin decreased by 1.1% for the quarter ended November 1, 2025 compared to the same prior-year quarter, driven by 90 basis points from higher markdowns and 40 basis points from unfavorable business mix.
Gross Profit. Gross profit increased $14 million for the quarter ended November 1, 2025 compared to the same prior-year quarter. The increase in gross profit was driven by $13 million of higher wholesale shipments and $8 million each from the impact of newly acquired businesses and favorable currency impact, partially offset by $7 million of higher markdowns, $4 million of lower e-commerce sales and $3 million of higher expenses.

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
SG&A Rate. Our SG&A rate increased 1.4% for the quarter ended November 1, 2025 from the same prior-year quarter. The unfavorable change in SG&A rate was mainly driven by 90 basis points of higher expenses, including store labor costs, 80 basis points of higher Proposed Transaction Costs, 30 basis points from unfavorable currency impact and 20 basis points of higher restructuring charges, partially offset by 110 basis points from the impact of higher revenue.
SG&A Expenses. SG&A expenses increased $30 million for the quarter ended November 1, 2025 from the same prior-year quarter. The increase in SG&A expenses was mainly driven by $7 million each from unfavorable currency translation and higher expenses, including store labor costs, $6 million of higher Proposed Transaction Costs, $5 million from the impact of newly acquired businesses and $2 million each from the impact of higher wholesale shipments and higher restructuring charges.
Asset Impairment Charges. During the quarters ended November 1, 2025 and November 2, 2024, we recognized $5 million and $1 million, respectively, of asset impairment charges related primarily to impairment of property and equipment related to certain retail locations resulting from under-performance and expected store closures.
Net (Gains) Losses on Lease Modifications. During the quarters ended November 1, 2025 and November 2, 2024, we recorded net losses of $0.2 million and net gains of $0.7 million on lease modifications, respectively, related primarily to the early termination of lease agreements for certain retail locations.
Operating Margin. Operating margin decreased 2.8% for the quarter ended November 1, 2025 compared to the same prior-year quarter. The decrease in operating margin was driven primarily by 120 basis points of higher expenses, including store costs, 90 basis points from higher markdowns, 80 basis points of higher Proposed Transaction Costs and 50 basis points of higher impairment charges, partially offset by 60 basis points from the favorable impact of higher revenues.
Earnings from Operations.   As a result of the foregoing, earnings from operations decreased by $19 million for the quarter ended November 1, 2025 compared to the same prior-year quarter. Currency fluctuations relating to our foreign operations favorably impacted earnings from operations by less than $1 million.
Other Income (Expense), Net. Other income, net, for the quarter ended November 1, 2025 was $21 million compared to other expense, net of $46 million in the same prior-year quarter. The change was primarily due to the fair value remeasurement of derivatives related to our 2028 Notes and the related convertible note hedge resulting in a net unrealized gain of $18 million during the third quarter of fiscal 2026, compared to a net unrealized loss of $40 million in the same prior-year quarter.
Income Tax Expense.  Income tax expense for the quarter ended November 1, 2025 was $9 million, with an effective income tax rate of 23.4%, compared to $12 million, with a negative 128.9% effective income tax rate in the same prior-year quarter. Income tax expense (benefit) for the interim periods is computed using the income tax rate estimated to be applicable for the full fiscal year, adjusted for discrete items, which is subject to ongoing review and evaluation by management. The change in the effective income tax rate was primarily due to a net $18 million unrealized gain during the quarter ended November 1, 2025 compared to a net $40 million unrealized loss during the same prior-year quarter on the fair value remeasurement of derivatives related to the 2028 Notes and the related convertible note hedge, which was disregarded for income tax purposes.

Net Earnings (Loss) Attributable to Guess?, Inc. Net earnings attributable to Guess?, Inc. was $26 million for the quarter ended November 1, 2025, compared to net loss of $23 million in the same prior-year quarter. Diluted net EPS was $0.48 for the quarter ended November 1, 2025 compared to diluted net loss per share of $0.47 in the same prior-year quarter. We estimate a positive impact from currency of $0.08 on diluted net EPS in the quarter ended November 1, 2025 when compared to the same prior-year quarter.
Refer to “Non-GAAP Measures” for an overview of our non-GAAP, or adjusted, financial results for the quarters ended November 1, 2025 and November 2, 2024. Excluding the impact of these non-GAAP items, adjusted net earnings attributable to Guess?, Inc. increased $1 million and adjusted diluted EPS increased $0.01 for the quarter ended November 1, 2025 compared to the same prior-year quarter. We estimate a minimal impact from our share buybacks and a positive impact from currency of $0.09 on adjusted diluted EPS in the quarter ended November 1, 2025 when compared to the same prior-year quarter.
Information by Business Segment
The following presents our net revenue and earnings (loss) from operations by segment (in thousands):

	Three Months Ended
	Nov 1, 2025	Nov 2, 2024	$ change	% change
Net revenue:
Europe	$404,063	$368,429	$35,634	9.7%
Americas Retail	170,037	172,751	(2,714)	(1.6%)
Americas Wholesale	126,147	98,849	27,298	27.6%
Asia	60,073	65,478	(5,405)	(8.3%)
Licensing	31,107	33,011	(1,904)	(5.8%)
Total net revenue	$791,427	$738,518	52,909	7.2%
Earnings (loss) from operations:
Europe	$33,744	$32,476	$1,268	3.9%
Americas Retail	(8,953)	(7,487)	(1,466)	19.6%
Americas Wholesale	28,772	25,410	3,362	13.2%
Asia	(2,728)	(1,281)	(1,447)	113.0%
Licensing	28,353	30,296	(1,943)	(6.4%)
Reconciliation to total earnings from operations:
Corporate overhead	(50,946)	(36,765)	(14,181)	38.6%
Asset impairment charges	(4,828)	(1,091)	(3,737)	342.5%
Net gains (losses) on lease modifications	(231)	718	(949)	(132.2%)
Total earnings from operations	$23,183	$42,276	(19,093)	(45.2%)

Operating margins:
Europe	8.4%	8.8%
Americas Retail	(5.3%)	(4.3%)
Americas Wholesale	22.8%	25.7%
Asia	(4.5%)	(2.0%)
Licensing	91.1%	91.8%
Total Company	2.9%	5.7%
Europe
Net revenue from our Europe segment increased by $36 million, or 10%, for the quarter ended November 1, 2025 from the same prior-year quarter. Currency translation fluctuations favorably impacted net revenue by $14 million. In constant currency, net revenue increased by 6%. The increase in net revenue in constant currency was driven mainly by $10 million from newly acquired businesses, $4 million each from higher wholesale revenue and net new store openings, and $2 million each from higher e-commerce sales and positive comparable store sales. Retail comparable sales, including e-commerce, increased 7% in U.S. dollars and 2% in constant currency compared to the same prior-year quarter. The inclusion of our e-commerce sales had a positive impact of 1% on the retail comparable sales percentage in both U.S. dollars and constant currency. As of November 1, 2025, we directly operated 587 stores in Europe compared to 556 stores at November 2, 2024, excluding concessions, which represents a 6% increase from the same prior-year quarter.
Operating margin decreased 0.4% for the quarter ended November 1, 2025 compared to the same prior-year quarter. The decrease in operating margin was driven primarily by 130 basis points from higher markdowns and 50 basis points from net new store openings, partially offset by 70 basis points from higher initial markups, 40 basis points from the impact of newly acquired businesses and 20 basis points from the impact of higher retail comparable sales.
Earnings from operations from our Europe segment increased by $1 million, or 4%, for the quarter ended November 1, 2025 compared to the same prior-year quarter. The increase was mainly driven by $3 million each from higher initial markups and the impact of newly acquired businesses, partially offset by $5 million from higher markdowns.
Americas Retail
Net revenue from our Americas Retail segment decreased by $3 million, or 2%, for the quarter ended November 1, 2025 from the same prior-year quarter. Currency translation fluctuations relating to our non-U.S. retail stores and e-commerce sites minimally impacted net revenue. The net revenue decrease was driven by $5 million of lower e-commerce sales, partially offset by $2 million from the impact of net new store openings. Retail comparable sales, including e-commerce, decreased 3% in both U.S. dollars and constant currency compared to the same prior-year quarter. The inclusion of our e-commerce sales had a negative impact of 3% on the retail comparable sales percentage in both U.S. dollars and constant currency. As of November 1, 2025, we directly operated 414 stores in the Americas compared to 411 stores at November 2, 2024, excluding concessions.
Operating margin decreased 1.0% for the quarter ended November 1, 2025 from the same prior-year quarter. The decrease was primarily due to 130 basis points of lower e-commerce sales and 110 basis points of higher markdowns, partially offset by 140 basis points of lower expenses, including advertising expenses.
Loss from operations from our Americas Retail segment was $9 million for the quarter ended November 1, 2025, compared to $7 million in the same prior-year quarter. The deterioration was primarily driven by $2 million each from the impact of lower revenues and higher markdowns, partially offset by $2 million from lower expenses.
Americas Wholesale
Net revenue from our Americas Wholesale segment increased by $27 million, or 28%, for the quarter ended November 1, 2025 from the same prior-year quarter. Currency translation fluctuations relating to our non-U.S. wholesale businesses favorably impacted net revenue by $1 million. In constant currency, net revenue increased by 26%. The increase in net revenues in constant currency was mainly driven by $20 million of higher wholesale shipments in the rag and bone business and $5 million of higher wholesale shipments in Mexico.
Operating margin decreased 2.9% for the quarter ended November 1, 2025 compared to the same prior-year quarter. The decrease in operating margin was mainly driven by 530 basis points of higher expenses, partially offset by 260 basis points from the favorable impact of higher revenues.
Earnings from operations from our Americas Wholesale segment increased by $3 million, or 13%, for the quarter ended November 1, 2025 from the same prior-year quarter, mainly driven by $10 million of higher revenues, partially offset by $7 million of higher expenses.

Asia
Net revenue from our Asia segment decreased by $5 million, or 8%, for the quarter ended November 1, 2025 from the same prior-year quarter. Currency translation fluctuations had a $2 million unfavorable impact on net revenue. In constant currency, net revenue decreased by 6%, mainly driven by $5 million of lower e-commerce sales and $1 million from net store closings, partially offset by $2 million of higher wholesale shipments, primarily from rag & bone. Retail comparable sales (including e-commerce) decreased 5% in U.S. dollars and 2% in constant currency compared to the same prior-year quarter. The inclusion of our e-commerce sales had a negative impact on the retail comparable sales percentage of 3% in both U.S. dollars and constant currency.
Operating margin decreased 2.5% for the quarter ended November 1, 2025 from the same prior-year quarter, driven primarily by 350 basis points from lower product margin, partially offset by 140 basis points from lower expenses.
Loss from operations from our Asia segment was $3 million for the quarter ended November 1, 2025, compared to $1 million in the same prior-year quarter. The increase in the loss was primarily driven by $2 million of lower product margin, partially offset by $1 million of lower expenses.
Licensing
Net royalty revenue from our Licensing segment decreased by $2 million, or 6%, for the quarter ended November 1, 2025 from the same prior-year quarter, mainly driven by lower royalties in our fragrances category.
Earnings from operations from our Licensing segment decreased by $2 million, or 6%, for the quarter ended November 1, 2025 from the same prior-year quarter, primarily driven by lower royalties in our fragrances category.
Corporate Overhead
Unallocated corporate overhead increased by $14 million, or 39%, for the quarter ended November 1, 2025 compared to the same prior-year quarter, primarily due to $6 million from costs incurred in connection with the evaluation of and entry into the Proposed Transaction during the quarter ended November 1, 2025, $5 million from higher expenses, $2 million of restructuring charges and $1 million from unfavorable currency impact.

Nine months ended November 1, 2025 and November 2, 2024
Consolidated Results
The following presents our condensed consolidated statements of income (loss) (in thousands, except per share data):

	Nine Months Ended
	Nov 1, 2025		Nov 2, 2024		$ change	% change
Net revenue	$2,212,165	100.0%	$2,063,021	100.0%	$149,144	7.2%
Cost of product sales	1,288,957	58.3%	1,173,100	56.9%	115,857	9.9%
Gross profit	923,208	41.7%	889,921	43.1%	33,287	3.7%

SG&A	904,150	40.8%	829,188	40.2%	74,962	9.0%
Asset impairment charges	13,183	0.6%	4,509	0.2%	8,674	192.4%
Net gains on lease modifications	(5)	(0.0%)	(718)	(0.0%)	713	(99.3%)
Gain on sale of assets	—	—%	(13,781)	(0.7%)	13,781	(100.0%)
(Gain) loss on equity method investment	(2,081)	(0.1%)	559	0.0%	(2,640)	(472.3%)
Earnings from operations	7,961	0.4%	70,164	3.4%	(62,203)	(88.7%)
Interest expense, net	(16,736)	(0.8%)	(12,994)	(0.7%)	(3,742)	28.8%
Loss on extinguishment of debt	—	—%	(1,952)	(0.1%)	1,952	(100.0%)
Other income (expense), net	24,701	1.1%	(49,932)	(2.3%)	74,633	(149.5%)
Earnings before income tax expense	15,926	0.7%	5,286	0.3%	10,640	201.3%
Income tax expense	9,488	0.4%	18,771	0.9%	(9,283)	(49.5%)
Net earnings (loss)	6,438	0.3%	(13,485)	(0.6%)	19,923	(147.7%)
Net earnings attributable to noncontrolling interests	7,476	0.3%	7,491	0.4%	(15)	(0.2%)
Net loss attributable to Guess?, Inc.	$(1,038)	(0.0%)	$(20,976)	(1.0%)	19,938	(95.1%)

Net earnings (loss) per common share attributable to common stockholders:
Basic	$(0.03)		$(0.42)		$0.39
Diluted	$(0.03)		$(0.42)		$0.39

Effective income tax rate	59.6%		355.1%
Net Revenue. Net revenue increased by $149 million for the nine months ended November 1, 2025 compared to the same prior-year period. Currency translation fluctuations relating to our non-U.S. operations favorably impacted net revenue by $18 million compared to the same prior-year period. In constant currency, net revenue increased by 6%. The increase in constant currency was mainly driven by $130 million from the impact of newly acquired businesses, including rag & bone, $35 million due to higher wholesale shipments and $11 million from net new store openings, partially offset by $22 million due to negative comparable retail store sales, $15 million of lower e-commerce sales and $9 million of lower royalties.
Gross Margin. Gross margin decreased 1.4% for the nine months ended November 1, 2025 compared to the same prior-year period, driven by 70 basis points from unfavorable business mix and 60 basis points from higher markdowns.

Gross Profit. Gross profit increased by $33 million for the nine months ended November 1, 2025 compared to the same prior-year period. The increase in gross profit was driven by $56 million due to the impact of newly acquired businesses, including rag & bone, $18 million from higher wholesale shipments and $10 million of favorable currency impact, partially offset by $13 million from higher markdowns, $11 million from lower comparable retail sales, $9 million from lower royalties, $8 million from lower e-commerce sales and $5 million in higher expenses, including store costs.
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
SG&A Rate. Our SG&A rate increased 0.6% for the nine months ended November 1, 2025 from the same prior-year period. The unfavorable change in SG&A rate was mainly driven by 60 basis points each due to higher expenses, including store labor costs and advertising expenses, and higher Proposed Transaction Costs, and 20 basis points of unfavorable currency impact, partially offset by 40 basis points from the positive impact of newly acquired businesses, including rag and bone, 30 basis points from lower transaction costs and 20 basis points from lower separation charges.
SG&A Expenses. SG&A expenses increased by $75 million for the nine months ended November 1, 2025 from the same prior-year period. The increase in SG&A expenses was mainly driven by $42 million due to the impact of newly acquired businesses, including rag & bone, $14 million of higher Proposed Transaction Costs, $12 million of higher expenses, including store labor costs and advertising expenses, and $4 million from the impact of higher wholesale revenue, partially offset by $10 million of lower transaction costs in connection with our acquisition of rag & bone and separation charges. Currency translation fluctuations relating to our foreign operations unfavorably impacted SG&A expenses by $12 million.
Asset Impairment Charges. During the nine months ended November 1, 2025 and November 2, 2024, we recognized $13 million and $5 million, respectively, of asset impairment charges related primarily to impairment of property and equipment related to certain retail locations resulting from under-performance and expected store closures.
Net Gains on Lease Modifications. During the nine months ended November 1, 2025 we recorded immaterial net gains on lease modifications and during the nine months ended November 2, 2024, we recorded net gains on lease modifications of $1 million, related primarily to the early termination of lease agreements for certain retail locations.
Gain on Sale of Assets. There was no gain on the sale of assets during the nine months ended November 1, 2025. During the nine months ended November 2, 2024, we recorded a $14 million gain on the sale of assets resulting from the sale of the U.S. distribution center.
Operating Margin. Operating margin decreased 3.0% for the nine months ended November 1, 2025 compared to the same prior-year period. The decrease in operating margin was driven primarily by 80 basis points from each of unfavorable business mix and higher expenses, including store labor costs and advertising expenses, 70 basis points from the gain on the sale of assets in the prior-year same period and 60 basis points from higher markdowns.
Earnings from Operations. As a result of the foregoing, earnings from operations decreased by $62 million for the nine months ended November 1, 2025 compared to the same prior-year period. Currency fluctuations relating to our foreign operations unfavorably impacted earnings from operations by $5 million primarily due to unfavorable translational impact.

Loss on Extinguishment of Debt. There was no loss on extinguishment of debt during the nine months ended November 1, 2025. During the nine months ended November 2, 2024, we recorded a loss of $2 million related to the partial extinguishment of our 2% convertible senior notes due 2024 (the “2024 Notes,” and together with the 2028 Notes, the “Notes”).
Other Income (Expense), Net. Other income, net, for the nine months ended November 1, 2025 was $25 million compared to other expense, net of $50 million in the same prior-year period. The change was primarily due to the fair value remeasurement of derivatives related to the 2028 Notes and the related convertible note hedge resulting in a net unrealized gain of $15 million in the nine months ended November 1, 2025, compared to a net unrealized loss of $42 million in the same prior-year period. To a lesser extent, the change was driven by net realized and unrealized gains from foreign currency exposures compared to net losses for the same prior-year period, partially offset by net realized and unrealized losses on foreign exchange currency contracts compared to net realized and unrealized gains for the same prior-year period.
Income Tax Expense.  Income tax expense for the nine months ended November 1, 2025 was $9.5 million, or a 59.6% effective income tax rate, compared to $19 million, or a 355.1% effective income tax rate in the same prior-year period. Income tax expense (benefit) for the interim periods is computed using the income tax rate estimated to be applicable for the full fiscal year, adjusted for discrete items, which is subject to ongoing review and evaluation by management. The change in the effective income tax rate was primarily due to a shift in the distribution of earnings among the Company’s tax jurisdictions compared to the same prior-year period and losses during the nine months ended November 1, 2025 compared to income during the nine months ended November 2, 2024.
Net Loss Attributable to Guess?, Inc. Net loss attributable to Guess?, Inc. was $1 million for the nine months ended November 1, 2025, compared to $21 million in the same prior-year period. Diluted net loss per share was $0.03 for the nine months ended November 1, 2025 compared to diluted net loss per share of $0.42 in the same prior-year period. We estimate a minimal impact from share buybacks and a positive impact from currency of $0.20 on diluted net loss per share in the nine months ended November 1, 2025 when compared to the same prior-year period.
Refer to “Non-GAAP Measures” for an overview of our non-GAAP, or adjusted, financial results for the nine months ended November 1, 2025 and November 2, 2024. Excluding the impact of these non-GAAP items, adjusted net earnings attributable to Guess?, Inc. decreased $16 million and adjusted diluted EPS decreased $0.30 for the nine months ended November 1, 2025 compared to the same prior-year period. We estimate a minimal impact from our share buybacks and a positive impact from currency of $0.21 on adjusted diluted EPS in the nine months ended November 1, 2025 when compared to the same prior-year period.

Information by Business Segment
The following presents our net revenue and earnings (loss) from operations by segment (in thousands):

	Nine Months Ended
	Nov 1, 2025	Nov 2, 2024	$ change	% change
Net revenue:
Europe	$1,147,046	$1,035,532	$111,514	10.8%
Americas Retail	506,045	498,441	7,604	1.5%
Americas Wholesale	302,772	245,381	57,391	23.4%
Asia	173,943	192,566	(18,623)	(9.7%)
Licensing	82,359	91,101	(8,742)	(9.6%)
Total net revenue	$2,212,165	$2,063,021	149,144	7.2%
Earnings (loss) from operations:
Europe	$71,236	$69,431	$1,805	2.6%
Americas Retail	(32,109)	(15,185)	(16,924)	111.5%
Americas Wholesale	63,653	55,517	8,136	14.7%
Asia	(8,324)	1,236	(9,560)	(773.5%)
Licensing	76,428	84,110	(7,682)	(9.1%)
Reconciliation to total earnings from operations:
Corporate overhead	(149,745)	(134,935)	(14,810)	11.0%
Asset impairment charges	(13,183)	(4,509)	(8,674)	192.4%
Net gains on lease modifications	5	718	(713)	(99.3%)
Gain on sale of assets	—	13,781	(13,781)	(100.0%)
Total earnings from operations	$7,961	$70,164	(62,203)	(88.7%)

Operating margins:
Europe	6.2%	6.7%
Americas Retail	(6.3%)	(3.0%)
Americas Wholesale	21.0%	22.6%
Asia	(4.8%)	0.6%
Licensing	92.8%	92.3%
Total Company	0.4%	3.4%
Europe
Net revenue from our Europe segment increased by $112 million, or 11%, for the nine months ended November 1, 2025 from the same prior-year period. Currency translation fluctuations had a favorable impact on net revenue of $31 million. In constant currency, net revenue increased by 8%. The increase in net revenue in constant currency was mainly driven by $37 million from newly acquired businesses, including rag & bone, $24 million due to higher wholesale revenue and $12 million from net new store openings. Retail comparable sales (including e-commerce) increased 5% in U.S. dollars and 2% in constant currency compared to the same prior-year period. The inclusion of our e-commerce sales had a minimal impact on the retail comparable sales percentage in both U.S. dollars and constant currency. As of November 1, 2025, we directly operated 587 stores in Europe compared to 556 stores at November 2, 2024, excluding concessions, which represents a 6% increase from the same prior-year period.
Operating margin decreased 0.5% for the nine months ended November 1, 2025 compared to the same prior-year period. The decrease in operating margin was driven primarily by 60 basis points of higher expenses, including store selling costs and advertising expenses, and 40 basis points from higher markdowns, partially offset by 40 basis points each from the favorable impact of higher revenues and higher initial markups.

Earnings from operations from our Europe segment increased by $2 million, or 3%, for the nine months ended November 1, 2025 compared to the same prior-year period. The increase in operating profit was mainly driven by $8 million due to higher wholesale revenue, $4 million in higher initial markups and $2 million of favorable currency impact, partially offset by $7 million from higher expenses, including store selling costs and advertising expenses, and $4 million in higher markdowns.
Americas Retail
Net revenue from our Americas Retail segment increased by $8 million, or 2%, for the nine months ended November 1, 2025 compared to the same prior-year period. Currency translation fluctuations relating to our non-U.S. retail stores and e-commerce sites had an unfavorable impact on net revenue of $5 million. In constant currency, net revenue increased by 2% compared to the same prior-year period. The increase in net revenue in constant currency was primarily driven by $40 million from newly acquired businesses, including rag & bone, partially offset by $19 million due to negative comparable retail store sales and $7 million of lower e-commerce sales. Retail comparable sales (including e-commerce) decreased 6% in U.S. dollars and 5% in constant currency compared to the same prior-year period. The inclusion of our e-commerce sales had a negative impact of 1% on the retail comparable sales percentage in both U.S. dollars and constant currency. As of November 1, 2025, we directly operated 414 stores in the Americas compared to 411 stores at November 2, 2024, excluding concessions, which represents a less than 1% increase from the same prior-year period.
Operating margin decreased 3.3% for the nine months ended November 1, 2025 compared to the same prior-year period. The decrease was driven primarily by 220 basis points from the impact of negative comparable store sales, 170 basis points from higher markdowns and 120 basis points from higher expenses, including store costs, partially offset by 210 basis points due to the positive impact of newly acquired businesses.
Loss from operations from our Americas Retail segment was $32 million for the nine months ended November 1, 2025 compared to $15 million in the same prior-year period. The change was primarily driven by $10 million due to negative store comparable sales, $9 million in higher markdowns and $6 million of higher expenses, including higher store costs, partially offset by $9 million of positive impact from newly acquired businesses, including rag & bone.
Americas Wholesale
Net revenue from our Americas Wholesale segment increased by $57 million, or 23%, for the nine months ended November 1, 2025 from the same prior-year period. Currency translation fluctuations relating to our non-U.S. wholesale businesses impacted net revenues unfavorably by $4 million. In constant currency, net revenue increased by 25%. The increase in net revenues in constant currency was driven by $50 million from newly acquired businesses, including rag & bone, and $12 million of higher shipments from our Mexico wholesale business.
Operating margin decreased 1.6% for the nine months ended November 1, 2025 from the same prior-year period. The decrease in operating margin was driven primarily by 250 basis points in higher expenses and 40 basis points from lower product margin, partially offset by 140 basis points from higher wholesale shipments.
Earnings from operations from our Americas Wholesale segment increased by $8 million, or 15%, for the nine months ended November 1, 2025 from the same prior-year period, mainly driven by $8 million from newly acquired businesses, including rag & bone, and a $6 million favorable impact of higher shipments from our Mexico wholesale business, partially offset by $5 million of higher expenses, $1 million from lower product margins and a $1 million unfavorable impact from foreign currency translations.
Asia
Net revenue from our Asia segment decreased by $19 million, or 10%, for the nine months ended November 1, 2025 compared to the same prior-year period. Currency translation fluctuations had an unfavorable impact on net revenue of $4 million. In constant currency, net revenue decreased by 8%. The decrease in net revenue in constant currency was mainly driven by $11 million lower e-commerce sales and $7 million in lower retail comparable sales, partially offset by a $4 million positive impact from newly acquired businesses. Retail comparable sales (including e-commerce) decreased 11% in U.S. dollars and 9% in constant currency compared to the same prior-year period. The inclusion of our e-commerce sales had a 2% negative impact on the retail comparable sales percentage in both U.S. dollars and constant currency.
Operating margin decreased 5.4% for the nine months ended November 1, 2025 from the same prior-year period, primarily driven by the unfavorable impact of lower revenues.
Loss from operations from our Asia segment was $8 million, a decline of $10 million, or 773%, for the nine months ended November 1, 2025 from earnings of $1 million during the same prior-year period. The decrease was primarily driven by the unfavorable impact of lower revenues. Currency translation fluctuations relating to our Asia operations had a minimal impact on loss from operations.
Licensing
Net royalty revenue from our Licensing segment decreased by $9 million, or 10%, for the nine months ended November 1, 2025 compared to the same prior-year period, mainly driven by lower royalties in our fragrances and footwear categories.
Earnings from operations from our Licensing segment decreased by $8 million, or 9%, for the nine months ended November 1, 2025 from the same prior-year period, primarily driven by lower royalties in our fragrances and footwear categories.
Corporate Overhead
Unallocated corporate overhead increased by $15 million, or 11%, for the nine months ended November 1, 2025 from the same prior-year period, primarily due to $14 million from costs incurred in connection with the evaluation of and entry into the Proposed Transaction during the quarter ended November 1, 2025.
Non-GAAP Measures
The financial information presented in this Quarterly Report includes non-GAAP financial measures, such as adjusted net earnings (loss) attributable to GUESS?, adjusted diluted net earnings per share attributable to common stockholders and constant currency information. For the three and nine months ended November 1, 2025 and November 2, 2024, the adjusted results exclude the impact of certain professional service and legal fees and related (credits) costs, Proposed Transaction Costs, transaction costs in connection with our acquisition of rag & bone, separation charges related to the transition of the operations of our U.S. distribution center, restructuring costs and charges incurred in connection with the planned exit of certain retail stores in North America and Greater China (consisting of mainland China, Hong Kong, Macau and Taiwan), gain on the sale of our U.S. distribution center and settlement of the related interest rate swap, asset impairment charges, net (gains) losses on lease modifications, loss on extinguishment of debt, non-cash amortization of debt discount of our convertible senior notes, fair value remeasurement of derivatives related to the 2028 Notes and the related convertible note hedge, the related income tax effects of the foregoing items and the impact from certain discrete income tax adjustments related primarily to the impact from changes in the income tax law in certain tax jurisdictions, in each case where applicable. The weighted average diluted shares outstanding used for adjusted diluted EPS also excludes the dilutive impact of the Notes, based on the bond hedge contracts in place. These non-GAAP measures are provided in addition to, and not as an alternative for, our reported U.S. Generally Accepted Accounting Principles (“GAAP”) results.
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

A reconciliation of reported GAAP results to comparable non-GAAP results follows (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	Nov 1, 2025	Nov 2, 2024	Nov 1, 2025	Nov 2, 2024
Reported GAAP net earnings (loss) attributable to Guess?, Inc.	$25,648	$(23,395)	$(1,038)	$(20,976)
Certain professional service and legal fees and related (credits) costs[1]	616	125	944	58
Proposed Transaction Costs[2]	5,607	—	13,427	—
Transaction costs[3]	—	—	—	5,726
Separation charges[4]	—	—	—	7,075
Restructuring charges[5]	2,540	—	4,172	—
Asset impairment charges[6]	4,828	1,091	13,183	4,509
Net (gains) losses on lease modifications[7]	231	(718)	(5)	(718)
Loss on extinguishment of debt[8]	—	—	—	1,952
Amortization of debt discount[9]	847	775	2,539	2,250
Fair value remeasurement of derivatives[10]	(17,941)	39,813	(14,760)	41,795
Gain on sale of assets[11]	—	—	—	(14,569)
Discrete income tax adjustments[12]	—	281	—	842
Income tax impact from adjustments[13]	(3,374)	(304)	(7,965)	(1,136)
Total adjustments affecting net earnings (loss) attributable to Guess?, Inc.	(6,646)	41,063	11,535	47,784
Adjusted net earnings attributable to Guess?, Inc.	$19,002	$17,668	$10,497	$26,808

Net earnings (loss) per common share attributable to common stockholders:
GAAP diluted	$0.48	$(0.47)	$(0.03)	$(0.42)
Certain professional service and legal fees and related (credits) costs[1,16]	0.01	0.00	0.01	0.00
Proposed Transaction Costs[2,16]	0.08	—	0.20	—
Transaction costs[3,16]	—	—	—	0.09
Separation charges[4,16]	—	—	—	0.10
Restructuring charges[5,16]	0.04	—	0.06	—
Asset impairment charges[6,16]	0.07	0.01	0.20	0.07
Net (gains) losses on lease modifications[7,16]	0.00	(0.01)	0.00	(0.01)
Loss on extinguishment of debt[8,16]	—	—	—	0.03
Amortization of debt discount[9,16]	0.01	0.01	0.04	0.03
Fair value remeasurement of derivatives[10]	(0.34)	0.62	(0.29)	0.80
Gain on sale of assets[11,16]	—	—	—	(0.21)
Discrete income tax adjustments[12]	—	0.00	—	0.02
Convertible notes if-converted method[14]	—	0.18	—	—
Effect of dilutive stock options and restricted stock units[15]	—	(0.00)	(0.00)	(0.01)
Adjusted diluted[16]	$0.35	$0.34	$0.19	$0.49
Weighted average common shares outstanding attributable to common stockholders:
GAAP diluted	53,169	66,608	51,487	52,047
Adjusted diluted[16]	53,169	51,970	52,293	53,360
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
7Adjustments represent net (gains) losses on lease modifications related primarily to the early termination of certain lease agreements.
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
13The income tax effect of certain professional service and legal fees and related (credits) costs, Proposed Transaction Costs, transaction costs in connection with the acquisition of rag & bone, separation charges related to the transition of the operation of our U.S. distribution center, restructuring costs and charges incurred in connection with the planned exit of certain retail stores in North America and Greater China, asset impairment charges, net (gains) losses on lease modifications, loss on extinguishment of debt, amortization of debt discount and gain on the sale of assets related to U.S. distribution center and the settlement of the related interest rate swap was based on our assessment of deductibility using the statutory income tax rate (inclusive of the impact of valuation allowances) of the tax jurisdiction in which the charges were incurred.
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
During the nine months ended November 1, 2025, we relied primarily on trade credit, available cash, real estate and other operating leases, finance leases, proceeds from our credit facilities and internally generated funds to finance our operations. We anticipate we will be able to satisfy our ongoing cash requirements for the foreseeable future, including at least the next 12 months, for working capital, capital expenditures, payments on our debt, finance leases and operating leases, as well as lease modification payments, potential acquisitions and investments, expected income tax payments, dividend payments to stockholders and share repurchases, if any, primarily with cash flow from operations and existing cash balances as supplemented by borrowings under our existing credit facilities and proceeds from our term loans and other indebtedness, as needed.
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
In May 2022, we entered into a €250 million revolving credit facility through a European subsidiary, which replaced certain European short-term borrowing arrangements. In June 2024, we amended the revolving credit facility to, among other things, expand the borrowing capacity under the credit agreement by €100 million to €350 million. As of November 1, 2025, we had approximately $115.4 million of remaining borrowing capacity on this facility. In December 2022, we entered into an amendment of our senior secured asset-based revolving credit facility, which increased borrowing capacity from $120 million to $150 million and extended the maturity date of the credit facility to December 20, 2027. In March 2024, we amended the senior secured asset-based revolving credit facility to increase the total borrowing capacity under the facility by $50 million to $200 million. As of November 1, 2025, we had approximately $194.1 million of borrowing capacity on this facility.
Due to the seasonality of our business and cash needs, we may increase borrowings under our established credit facilities or enter new credit facilities from time-to-time during the next 12 months and beyond. If we experience a sustained decrease in consumer demand, we may require access to additional credit, which may not be available to us on commercially acceptable terms or at all.
Our outstanding 2028 Notes may be converted at the option of the holders as described in Note 11 - Convertible Senior Notes and Related Transactions of the notes to our condensed consolidated financial statements included in this Quarterly Report and in “Part I, Item 1. Financial Statements - Note 11 - Convertible Senior Notes and Related Transactions” of the consolidated financial statements included in our fiscal 2025 Annual Report on Form 10-K. As of November 1, 2025, none of the conditions allowing holders of the 2028 Notes to convert had been met. Pursuant to the terms of the 2028 Notes, if our stock trading price exceeds 130% of the conversion price of the 2028 Notes (approximately $21.80 per share as of November 1, 2025) for at least 20 trading days during the 30 consecutive trading-day period ending on, and including, the last trading day of any calendar quarter, holders of the 2028 Notes would have the right to convert their convertible notes during the next calendar quarter. In accordance with the terms of the indentures governing the 2028 Notes, we are required to adjust the conversion rate and the conversion price of the 2028 Notes for quarterly dividends exceeding $0.225 per share. Upon conversion, we will pay or deliver, as the case may be, cash, shares of our common stock or a combination of cash and shares of our common stock, at our election, in the manner and subject to the terms and conditions provided in the indenture governing the 2028 Notes, and in the event of any conversion we expect to settle the principal amount of our 2028 Notes in cash and any excess in shares. Additionally, if completed, the Merger is expected to constitute a “fundamental change” under the 2028 Indenture. The 2028 Indenture provides that if the Company undergoes a “fundamental change,” subject to certain conditions, holders of the 2028 Notes may require the Company to purchase for cash all or any portion of their 2028 Notes for a price of 100% of the principal amount of the 2028 Notes to be purchased plus any accrued and unpaid interest up to but excluding the fundamental change purchase date. The convertible note hedge transaction we entered into in connection with our issuance of the 2028 Notes is expected generally to reduce the potential dilution upon conversion of the 2028 Notes and/or offset any cash payments we are required to make in excess of the principal amount of the 2028 Notes that are converted, as the case may be.
We have historically considered the undistributed earnings of our foreign subsidiaries to be indefinitely reinvested. As a result of the 2017 Tax Cuts and Jobs Act, we had a substantial amount of previously taxed earnings that could be distributed to the United States without additional U.S. taxation. As of November 1, 2025, we determined that approximately $300.0 million of such foreign earnings are not indefinitely reinvested. The incremental tax cost to repatriate these earnings to the United States is immaterial. We intend to indefinitely reinvest the remaining earnings from our foreign subsidiaries for which a deferred income tax liability has not already been recorded. We continue to evaluate our plans for reinvestment or repatriation of unremitted foreign earnings and regularly review our cash positions and determination of indefinite reinvestment of foreign earnings. If we determine that all or a portion of such foreign earnings are no longer indefinitely reinvested, we may be subject to additional foreign withholding taxes and U.S. state income taxes beyond the one-time transition tax.
As of November 1, 2025, we had cash and cash equivalents of $154.2 million, of which approximately $20.8 million was held in the United States. Excess cash and cash equivalents, which represent the majority of our outstanding balance, are held primarily in overnight deposit, short-term time deposit accounts and money market accounts. As of November 1, 2025, we had roughly $326 million of available global borrowing capacity, bringing our combined cash, cash equivalents and borrowing capacity to approximately $480 million. Please refer to “Forward-Looking Statements” discussed above, “Part I, Item 1A. Risk Factors” contained in our fiscal 2025 Annual Report on Form 10-K and “Part II, Item 1A. Risk Factors” in this Quarterly Report for a discussion of risk factors which could reasonably be likely to result in a decrease of internally generated funds available to finance capital expenditures and working capital requirements.
Nine Months Ended November 1, 2025 and November 2, 2024
Operating Activities
Net cash used in operating activities was $38.0 million for the nine months ended November 1, 2025, compared to $61.6 million for the same prior-year period, or an improvement of $23.6 million. This improvement was driven by favorable changes in working capital, partially offset by lower cash earnings.
Investing Activities
Net cash used in investing activities was $71.8 million for the nine months ended November 1, 2025, compared to $85.3 million for the same prior-year period. Net cash used in investing activities for the nine months ended November 1, 2025 related primarily to investments in existing store remodeling programs and retail expansion and, to a lesser extent, technology and other infrastructure.
The decrease in cash used in investing activities was driven primarily by our rag & bone acquisition, partially offset by the proceeds from the sale of our U.S. distribution center during the nine months ended

November 2, 2024. During the nine months ended November 1, 2025, we opened 45 directly-operated stores compared to 37 directly-operated stores that were opened in the same prior-year period.
Financing Activities
Net cash provided by financing activities was $68.8 million for the nine months ended November 1, 2025, compared to net cash used in financing activities of $62.0 million for the same prior-year period. The improvement of $130.8 million was primarily due to lower cash dividend payments, no share repurchases or repayments of convertible senior notes and related transactions, partially offset by lower net borrowings during the nine months ended November 1, 2025 compared to the same prior-year period.
Effect of Exchange Rates on Cash and Cash Equivalents and Restricted Cash
During the nine months ended November 1, 2025, changes in foreign currency translation rates increased our reported cash, cash equivalents and restricted cash balance by $7.5 million compared to a decrease of $9.1 million during the same prior-year period. Refer to “Foreign Currency Volatility” above for further information on fluctuations in exchange rates.
Working Capital
As of November 1, 2025, we had net working capital (including cash and cash equivalents) of $521.3 million compared to $418.0 million at February 1, 2025 and $455.0 million at November 2, 2024. Our primary working capital needs are for payments for inventories, salaries and wages, and the current portion of lease liabilities.
The accounts receivable balance consists of trade receivables relating primarily to our wholesale business in Europe and, to a lesser extent, to our wholesale businesses in the Americas and Asia, royalty receivables relating to our licensing operations, credit card and retail concession receivables related to our retail businesses and certain other receivables. Accounts receivable increased by $24.4 million, or 6.4%, to $407.8 million as of November 1, 2025, from $383.4 million at November 2, 2024. On a constant currency basis, accounts receivable increased by $13.4 million, or 3.5%, when compared to November 2, 2024. As of November 1, 2025, approximately 43% of our total net trade receivables and 55% of our European net trade receivables were subject to credit insurance coverage, certain bank guarantees or letters of credit for collection purposes. Our credit insurance coverage contains certain terms and conditions specifying deductibles and annual claim limits.
Inventory increased by $16.5 million, or 2.4%, to $692.3 million as of November 1, 2025, from $675.8 million at November 2, 2024. On a constant currency basis, inventory decreased by $5.0 million, or 0.7%, when compared to November 2, 2024.
Capital Expenditures
Gross capital expenditures totaled $60.3 million, before deducting lease incentives of $0.4 million, for the nine months ended November 1, 2025. This compares to gross capital expenditures of $63.6 million, before deducting lease incentives of $1.9 million, for the same prior-year period.
When we prioritize investments, we will focus on their strategic significance and their return on invested capital expectations. We will consider opportunistic strategic acquisitions of brands and businesses that leverage our global infrastructure and network of licensees and wholesale partners.
Dividends
On November 25, 2025, we announced a regular quarterly cash dividend of $0.225 per share on our common stock. The cash dividend will be paid on December 26, 2025 to stockholders of record as of the close of business on December 10, 2025.
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
During the nine months ended November 1, 2025, we did not make any share repurchases. During the nine months ended November 2, 2024, we repurchased 2.6 million shares under our 2024 Share Repurchase Program at an aggregate cost of $60.8 million, including excise tax, 0.3 million shares of which were repurchased through broker assisted market transactions in connection with the exchange of 2024 Notes for March Additional 2028 Notes (as defined and described in Note 11 - Convertible Senior Notes and Related Transactions to our condensed consolidated financial statements included in this Quarterly Report). As of November 1, 2025, we had remaining authority under the 2024 Share Repurchase Program to purchase $139.8 million of our common stock.
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
The cash surrender values of the insurance policies were $66.1 million and $63.8 million as of November 1, 2025 and February 1, 2025, respectively, and were included in other assets in our condensed consolidated balance sheets. As a result of changes in the value of the insurance policy investments, we recorded unrealized gains of $2.0 million and $3.7 million in other income (expense) during the three and nine months ended November 1, 2025, respectively, and an unrealized loss of $0.3 million and an unrealized gain of $1.9 million in other income (expense) during the three and nine months ended November 2, 2024, respectively. The projected benefit obligation was $33.6 million and $33.8 million as of November 1, 2025 and February 1, 2025, respectively, and was included in accrued expenses and other current liabilities and other long-term liabilities in our condensed consolidated balance sheets depending on the expected timing of payments. SERP benefit payments of $0.3 million and $0.5 million were made during the three months ended November 1, 2025 and November 2, 2024, respectively. SERP benefit payments of $1.4 million were made during each of the nine months ended November 1, 2025 and November 2, 2024.

Material Cash Requirements
As of November 1, 2025, except as disclosed above, there were no material changes to our material cash requirements from known contractual and other obligations, including commitments for capital expenditures, outside the ordinary course of business compared to the disclosures included in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Material Cash Requirements” in Part II, Item 7 in our fiscal 2025 Annual Report on Form 10-K. Refer to Note 10 - Borrowings and Finance Lease Obligations and Note 11 - Convertible Senior Notes and Related Transactions in the notes to our condensed consolidated financial statements included in this Quarterly Report for further information.
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

ITEM 3.Quantitative and Qualitative Disclosures About Market Risk.
Exchange Rate Risk
Approximately three-quarters of product sales and licensing revenue recorded for the nine months ended November 1, 2025 were denominated in currencies other than the U.S. dollar. Our primary exchange rate risk relates to operations in Europe, Canada, South Korea, China and Mexico. Changes in currencies affect our earnings in various ways. For further discussion on currency-related risk, please refer to our risk factors under “Part I, Item 1A. Risk Factors” contained in our fiscal 2025 Annual Report on Form 10-K.
Foreign Currency Transaction Gains and Losses
Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency, including gains and losses on foreign exchange currency contracts (see below), are included in the condensed consolidated statements of income (loss). Net realized and unrealized foreign currency transaction gains of $7.7 million and losses of $10.9 million were included in the determination of net earnings (loss) for the nine months ended November 1, 2025 and November 2, 2024, respectively.
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
Contract Sensitivity Analysis
As of November 1, 2025, a sensitivity analysis of changes in foreign currencies when measured against the U.S. dollar indicates that, if the U.S. dollar had uniformly weakened by 10% against all of the U.S. dollar denominated foreign exchange derivatives totaling $236.0 million, the fair value of the instruments would have decreased by $26.2 million. Conversely, if the U.S. dollar uniformly strengthened by 10% against all of the U.S. dollar denominated foreign exchange derivatives, the fair value of these instruments would have increased by $21.5 million. Any resulting changes in the fair value of the hedged instruments may be partially offset by changes in the fair value of certain balance sheet positions (primarily U.S. dollar denominated liabilities in our foreign operations) impacted by the change in the foreign currency rate. The ability to reduce the exposure of currencies on earnings depends on the magnitude of the derivatives compared to the balance sheet positions during each reporting cycle.
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
As of November 1, 2025, we had borrowings under our credit facility arrangements of $308.3 million which are based on variable rates of interest. Accordingly, changes in interest rates would impact our results of operations in future periods. A 100 basis point increase in interest rates would not have had a significant effect on interest expense for the nine months ended November 1, 2025.
We have recognized equity-linked derivatives including the embedded derivative associated with the Additional 2028 Notes. In connection with the 2028 Notes, we also purchased convertible note hedges which did not qualify for the derivative scope exception for equity-linked instruments. These derivatives are not designated as hedging instruments for accounting purposes. We recorded net gains of $14.8 million and net losses of $41.8 million for the nine months ended November 1, 2025 and November 2, 2024, respectively, for these derivatives, which were included in other income (expense).
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
The fair values of our debt instruments are based on the amount of future cash flows associated with each instrument discounted using our incremental borrowing rate. As of November 1, 2025 and February 1, 2025, the carrying value of all financial instruments was not materially different from fair value, as the interest rates on our debt approximated rates currently available to us. The fair value of the Notes is determined based on inputs that are observable in the market and have been classified as Level 2 in the fair value hierarchy.
Contract Sensitivity Analysis
The fair values of the equity-linked derivatives are measured using a binomial lattice model utilizing unobservable inputs (e.g. the expected volatility and instrument specific credit spread). As of November 1, 2025, if the expected volatility were increased to 40%, keeping all other inputs constant, the fair value of the embedded derivative would increase from $6.6 million to $10.0 million and the fair value of the convertible note hedge would increase from $30.1 million to $45.6 million. If the expected volatility were decreased to 20%, the fair value of the embedded derivative would decrease from $6.6 million to $2.7 million and the fair value of the convertible note hedge would decrease from $30.1 million to $12.3 million. If the credit spread increased from 4.5% to 5.5%, keeping all other inputs constant, the fair value of the embedded derivative would increase from $6.6 million to $6.9 million and the fair value of the convertible note hedge would increase from $30.1 million to $31.6 million. If the credit spread decreased from 4.5% to 3.5%, the fair value of the embedded derivative would decrease from $6.6 million to $6.3 million and the fair value of the convertible note hedge would decrease from $30.1 million to $28.6 million.
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
There was no change in our internal control over financial reporting during the third quarter of fiscal 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
On August 20, 2025, the Company entered into the Merger Agreement with Authentic, Parent and Merger Sub. The Merger Agreement provides that, among other things and on the terms and subject to the conditions set forth in the Merger Agreement, the parties will effect a pre-closing restructuring, pursuant to which, among other things, (1) Authentic will acquire a 51% stake and the Rolling Stockholders will acquire a 49% stake in the rights, title and interest owned by the Company or any of its subsidiaries or affiliates in or to substantially all of the Company’s intellectual property (other than certain excluded assets) and (2) certain of the Rolling Stockholders will acquire 100% of the Company’s operations, following which Merger Sub shall be merged with and into the Company, with the Company continuing as the surviving corporation, and each outstanding share of common stock of the Company, par value $0.01 per share (the “Shares”), other than those held by Authentic or the Rolling Stockholders, shall be converted into the right to receive $16.75 per share in cash, without interest and less any required tax withholdings. The Merger Agreement is subject to certain conditions, including, among others, adoption of the Merger Agreement by our stockholders, which was obtained at a special meeting held on November 21, 2025, and the Required Regulatory Approvals, certain of which remain pending. There are certain risks to our stockholders from the Proposed Transaction, including:
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
We cannot assure that our business, our relationships or our financial condition will not be adversely affected if the Proposed Transaction is not consummated within the expected timeframe, or at all. The consummation of the Proposed Transaction is subject to certain outstanding conditions, including receipt of certain of the Required Regulatory Approvals. The Merger Agreement contains termination rights for each of the Company and Authentic, under certain circumstances, including among others (i) subject to certain limitations, by either party if the consummation of the Transaction has not occurred by August 20, 2026, (ii) by either party if the Company fails to obtain the Requisite Company Vote, (iii) by either party if any governmental entity of competent jurisdiction has enacted, issued or entered any law or order permanently enjoining or otherwise prohibiting or preventing the consummation of the Transaction, and such law or order has become final and non-appealable, (iv) by either party for breaches by the other parties of certain representations, warranties, covenants or agreements, (v) by Authentic prior to the Company’s receipt of the Requisite Company Vote if the Company Board (acting on the recommendation of the Special Committee) or the Special Committee has effected a Change of Recommendation and (vi) by the Company if the Company terminates the Merger Agreement to enter into an Alternative Acquisition Agreement with respect to a Superior Proposal.
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
The Proposed Transaction may be delayed, and may ultimately not be completed, due to a number of factors, including:
•the failure to obtain the remaining outstanding Required Regulatory Approvals (or the imposition of any conditions, limitations or restrictions on such approvals);
•existing or potential future stockholder litigation and other legal and regulatory proceedings, which could delay or prevent the Proposed Transaction; and
•the failure to satisfy the other conditions to the completion of the Proposed Transaction, including the possibility that a material adverse effect on our business would permit Authentic not to close the Proposed Transaction.
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
•litigation has been and could in the future be brought against us;
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
Putative stockholder complaints, including stockholder class action complaints, and other complaints or actions have been and may in the future be filed against us, our Board of Directors, and others in connection with the transactions contemplated by the Merger Agreement. For example, we have received 15 demand letters from purported stockholders alleging deficiencies or omissions in the proxy statement that we filed in connection with special meeting held on November 21, 2025 related to the Proposed Transaction, eight demands for books and records pursuant to Section 220 of the DGCL to purportedly investigate the Merger and related matters and one demand for appraisal pursuant to Section 262 of the DGCL. Additionally, on November 4, 2025, a shareholder filed a complaint relating to the Merger in the Supreme Court of the State of New York against us and the members of our Board of Directors, which is captioned Williams v. Guess?, Inc. et al. (the “Williams Complaint”). The Williams Complaint alleged that we did not fully disclose certain internal projections for Guess and other financial, background and conflict-related information critical to evaluating the fairness of the Proposed Transaction. The plaintiff seeks injunctive relief to prevent the consummation of the Proposed Transaction until the alleged deficiencies of disclosure are cured and requests an award of attorney’s fees and expenses. On November 5, 2025, a shareholder represented by the same attorney as the plaintiff in the Williams Complaint filed a complaint relating to the Merger in the Supreme Court of the State of New York against us and the members of our Board of Directors, which is captioned Clark v. Guess?, Inc. et al. (the “Clark Complaint”). The Clark Complaint makes substantially the same allegations as the Williams Complaint and seeks substantially the same relief.
We do not believe the allegations in the stockholder letters, the Williams Complaint or the Clark Complaint are material to us, our business or the outcome of the Proposed Transaction. However, the outcome of litigation is uncertain, and we may not be successful in defending against these or other future claims. Additional lawsuits may be filed against us, our Board of Directors, the other parties to the Merger Agreement, or others, which could delay or prevent the Proposed Transaction and otherwise adversely affect our business, results of operations and financial condition. These lawsuits could prevent or delay the completion of the Proposed Transaction and result in significant costs to us and/or Authentic, including any costs associated with the indemnification of directors and officers. There can be no assurance that any of the defendants will be successful in the outcome of any current or potential lawsuits.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Items (a) and (b) are not applicable.
Item (c) Issuer Purchases of Equity Securities.
Our share repurchases during each fiscal month of the third quarter of fiscal 2026 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs[1]
August 3, 2025 to August 30, 2025
Repurchase program[1]	—	—	—	$139,761,411
Employee transactions[2]	—	—	—
August 31, 2025 to October 4, 2025
Repurchase program[1]	—	—	—	$139,761,411
Employee transactions[2]	678	$16.77	—
October 5, 2025 to November 1, 2025
Repurchase program[1]	—	—	—	$139,761,411
Employee transactions[2]	1,172	$16.85	—
Total
Repurchase program[1]	—	—	—	$139,761,411
Employee transactions[2]	1,850	$16.82	—
______________________________________________________________________
Notes:
1On March 25, 2024, the Board of Directors authorized a $200 million share repurchase program (the “2024 Share Repurchase Program”). Repurchases may be made on the open market or in privately negotiated transactions, pursuant to Rule 10b5-1 trading plans or other available means. There is no minimum or maximum number of shares to be repurchased under the program and the program may be discontinued at any time, without prior notice. During the pendency of the Proposed Transaction, we are prohibited from repurchasing shares of our common stock, including under the 2024 Share Repurchase Program, without the prior written consent of Authentic.
2Consists of shares surrendered to, or withheld by, us in satisfaction of employee tax withholding obligations that occur upon vesting of restricted stock awards granted under our 2004 Equity Incentive Plan, as amended.

ITEM 5. Other Information.
Insider Trading Arrangements
During the quarter ended November 1, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. Exhibits.

Exhibit Number	Description
*2.1.
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
**10.1.
Voting and Support Agreement, by and among Authentic Brands Group LLC, Guess?, Inc. and the stockholders party thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 20, 2025).

†31.1.	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
†31.2.	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
††32.1.	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
††32.2.	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
†101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
†101.SCH	XBRL Taxonomy Extension Schema Document
†101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
†101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
†101.LAB	XBRL Taxonomy Extension Label Linkbase Document
†101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
†104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
____________________________________________________

*	All schedules to the Merger Agreement have been omitted pursuant to Item 601(a)(5) of Regulation S-K.
**	Certain schedules to the Voting and Support Agreement have been omitted pursuant to Item 601(a)(5) of Regulation S-K.
†	Filed herewith.
††	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Guess?, Inc.

Date:	December 5, 2025	By:	/s/ CARLOS ALBERINI
Carlos Alberini
Chief Executive Officer

Date:	December 5, 2025	By:	/s/ ALBERTO TONI
Alberto Toni
Chief Financial Officer
(Principal Financial Officer)